Form 10-Q
period 1997-09-30
RCN CORP /DE/
filed 1997-11-14
CIK 1041858

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended                September 30, 1997

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition periods from      to
Commission file number               0-22825


                                RCN CORPORATION
             (Exact name of registrant as specified in its charter)


     Pennsylvania                             22-3498533
(State of other jurisdiction of               (IRS Employer
incorporation or organization)                Identification No.)


                              105 Carnegie Center
                          Princeton, New Jersey 08540
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (609) 734-3700
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

YES  X    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of October 31, 1997.

Common Stock        27,484,676

                                RCN CORPORATION


                                     INDEX


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Statements of
           Operations-Quarters and Nine Months Ended
           September 30, 1997 and 1996

           Condensed Consolidated Balance Sheets-
           September 30, 1997 and December 31, 1996

           Condensed Consolidated Statements of
           Cash Flows-Nine Months Ended September 30,
           1997 and 1996

           Notes to Condensed Consolidated Financial
           Statements

Item 2.    Management's Discussion and Analysis of
           Results of Operations and Financial
           Condition

PART II.   OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

           SIGNATURE

PART 1.  FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS

                       RCN CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)



                                                               QUARTER ENDED              NINE MONTHS ENDED
                                                                September 30                September 30
                                                           ------------------------     -----------------------
                                                            1997            1996          1997          1996
SALES                                                         $31,148       $26,746       $91,854       $75,763
COSTS & EXPENSES, EXCLUDING
 DEPRECIATION AND AMORTIZATION                                 35,480        17,558        91,183        54,599
NONRECURRING CHARGES                                                -             -        10,000             -
DEPRECIATION AND AMORTIZATION                                  13,680         9,207        39,135        27,037
                                                             --------       -------     ---------       -------
OPERATING (LOSS)                                              (18,012)          (19)      (48,464)       (5,873)
INTEREST INCOME                                                 3,681         6,159        13,442        19,750
INTEREST EXPENSE                                               (3,331)       (4,795)      (10,460)      (12,553)
OTHER INCOME (EXPENSE), NET                                      (371)          (12)          229          (473)
                                                             --------       -------     ---------       -------
INCOME (LOSS) BEFORE INCOME TAXES                             (18,033)        1,333       (45,253)          851
(BENEFIT) FOR INCOME TAXES                                     (4,764)         (389)      (11,907)          (68)
                                                             --------       -------     ---------       -------
INCOME (LOSS) BEFORE EQUITY IN UNCONSOLIDATED
  ENTITITES AND MINORITY INTEREST                             (13,269)        1,722       (33,346)          919
EQUITY IN LOSS OF UNCONSOLIDATED ENTITIES                      (1,089)         (393)       (2,650)       (1,692)
MINORITY INTEREST IN LOSS OF
  CONSOLIDATED ENTITIES                                         2,543           301         3,931           211
                                                             --------       -------     ---------       -------
INCOME (LOSS) BEFORE EXTRAORDINARY CHARGE                     (11,815)        1,630       (32,065)        (562)
EXTRAORDINARY CHARGE -DEBT PREPAYMENT PENALTY,
    NET OF TAX                                                 (3,210)            -        (3,210)           -
                                                             --------       -------     ---------       -------
NET INCOME (LOSS)                                            ($15,025)       $1,630      ($35,275)       $(562)
                                                             =========      =======     =========       =======

See accompanying notes to Condensed Consolidated Financial Statements

PART 1.  FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS (Continued)

                                                   RCN CORPORATION AND SUBSIDIARIES
                                                   Condensed Consolidated Statements of Operations
                                                   (Dollars in Thousands Except Per Share Amounts)
                                                   (Unaudited)

                                                                 Quarter Ended                          Nine Months Ended
                                                                  September 30                            September 30
                                                   ------------------------------------      ------------------------------------
                                                          1997               1996                  1997               1996
EARNINGS (LOSS) PER AVERAGE COMMON SHARE

INCOME (LOSS) BEFORE EXTRAORDINARY CHARGE                 ($0.43)                $0.06              ($1.17)               $(0.02)
                                                   ==============        ==============      ==============        ==============

EXTRAORDINARY CHARGE-DEBT PREPAYMENT PENALTY               (0.12)                    -               (0.12)                    -
                                                   ==============        ==============      ==============        ==============

NET INCOME (LOSS) TO SHAREHOLDERS                         ($0.55)                $0.06              ($1.28)                (0.02)
                                                   ==============        ==============      ==============        ==============

AVERAGE  SHARES OUTSTANDING                           27,484,566            27,446,167          27,481,298            27,445,167


RCN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)                                           September 30   December 31
                                                                     1997          1996
                                                                 ------------   -----------
ASSETS
Current Assets
  Cash and temporary cash investments                                $183,337       $61,843
  Short-term investments                                                    -        46,831
  Accounts receivable from related parties                             19,985        12,614
  Accounts receivable, net of reserve for
    doubtful accounts of $1,741 at September 30, 1997 and
    $861 in 1996                                                       20,665        11,257
  Material and supply inventory, at average cost                        2,428         1,140
  Prepayments and other                                                15,796         4,556
  Deferred income taxes                                                 4,857         4,371
                                                                 ------------   -----------
Total current assets                                                  247,068       142,612
                                                                 ------------   -----------

Notes receivable - affiliates                                               -       155,481
Property, Plant and Equipment
  Hybrid fiber/coaxial plant                                          173,013       161,433
  Other property, plant and equipment                                 100,947        58,924
                                                                 ------------   -----------
Total property, plant and equipment                                   273,960       220,357
  Accumulated depreciation                                            101,544        84,529
                                                                 ------------   -----------
  Net property, plant and equipment                                   172,416       135,828
                                                                 ------------   -----------
Investments                                                            71,752        76,547
Intangible Assets, Net                                                103,027        93,471
Deferred Charges and Other Assets                                       4,416        24,146
                                                                 ------------   -----------
Total Assets                                                         $598,679      $628,085
                                                                 ============   ===========


RCN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)                            September 30       December 31
                                                      1997               1996
                                                ----------------   ----------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable to related parties              $ 12,766         $  4,880
   Accounts payable                                   22,395           13,642
   Advance billings and customer deposits              7,982            6,859
   Accrued taxes                                           -            1,950
   Accrued interest                                      845            5,041
   Accrued contract settlements                        3,158            3,565
   Accrued cable programming expense                   2,231            3,188
   Accrued expenses                                   23,064           18,167
                                                ----------------   ----------------
   Total current liabilities                          72,441           57,292
                                                ----------------   ----------------
Long-Term Debt                                       110,000          131,250
Notes Payable - affiliates                                 -           11,854
Deferred Income Taxes                                 24,992           28,245
Other Deferred Credits                                 2,570            3,290
Minority Interest                                     14,916            5,389
Commitments and Contingencies
Common Shareholders' Equity                          373,760          390,765
                                                ----------------   ----------------
Total Liabilities and Shareholders' Equity          $598,679         $628,085
                                                ================   ================


See accompanying notes to Condensed Consolidated Financial Statements

                       RCN CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                               Nine Months Ended
                                                                                  September 30
                                                                           1997                  1996
NET CASH PROVIDED BY OPERATING ACTIVITIES                              $      202          $    (2,607)
                                                                       ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant & equipment                               (43,890)             (28,383)
   Purchase of loan receivable                                                  -              (13,088)
   Purchases of short-term investments                                          -              (66,328)
   Sales and maturities of short-term investments                          46,935              133,006
   Acquisitions                                                           (30,490)             (29,406)
   Proceeds from sale of partnership interest                               1,900                    -
   Other                                                                    4,275                2,815
                                                                       ----------           ----------
   Net cash used in investing activities                                  (21,270)              (1,384)
                                                                       ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of Long-term Debt                                             110,000               19,000
   Redemption of long-term debt                                          (131,250)             (25,750)
   Transfer from CTE                                                      132,231               61,780
   Transfer (to) CTE                                                     (112,046)             (72,176)
   Change in affiliate notes                                              143,627               38,832
                                                                       ----------           ----------
   Net cash (used in) financing activities                                142,562               21,686
                                                                       ----------           ----------
   Net increase (decrease) in cash and
      temporary cash investments                                          121,494               17,695
   Cash and temporary cash investments at beginning of year                61,843               37,998
                                                                       ----------           ----------
   Cash and temporary cash investments at September 30,                $  183,337           $   55,693
                                                                       ==========           ==========
   Supplemental disclosures of cash flow information
   Cash paid during the periods for:
      Interest (net of amounts capitalized)                            $   14,656           $   15,818
                                                                       ==========           ==========
      Income taxes                                                     $      743           $      435
                                                                       ==========           ==========

See accompanying notes to Condensed Consolidated Financial Statements

                        RCN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Thousands of Dollars, except per share amounts)

1. The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted
pursuant to such rules and regulations.   However, in the opinion of the
Management of the Company, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10 Information Statement, the date of which is September 5, 1997.

2. Prior to September 30, 1997, the Company was operated as part of C-TEC Corporation ("C-TEC"). On September 30, 1997, C-TEC distributed 100 percent of the outstanding shares of common stock of its wholly owned subsidiaries, RCN Corporation ("RCN") and Cable Michigan, Inc. ("Cable Michigan") to holders of record of C-TEC's Common Stock and C-TEC's Class B Common Stock as of the close of business on September 19, 1997 (the "Distribution") in accordance with the terms of a Distribution Agreement dated September 5, 1997 among C-TEC, RCN and Cable Michigan. RCN consists primarily of C-TEC's high growth, bundled residential voice, video and Internet access operations in the Boston to Washington, D.C. corridor, its existing New York, New Jersey and Pennsylvania cable television operations, a portion of its long distance operations and its international investment in Megacable, S.A. de C.V. Cable Michigan, Inc. consists of C-TEC's Michigan Cable operations, including its 62% ownership in Mercom, Inc. C-TEC, RCN and Cable Michigan have entered into certain agreements providing for the Distribution, and governing various ongoing relationships between the three companies, including a distribution agreement and a tax-sharing agreement. The historical financial information presented herein reflects periods during which the Company did not operate as an independent company and accordingly, certain assumptions were made in preparing such financial information. Such information, therefore, may not necessarily reflect the results of operations or the financial condition of the Company which would have resulted had the Company been an independent, public company during the reporting periods, and are not necessarily indicative of the Company's future operating results or financial condition. As part of C-TEC's restructuring, C-TEC changed its name to Commonwealth Telephone Enterprises, Inc. ("CTE").

3. The Company owns a forty percent equity interest in Megacable, S.A. de C.V. ("Megacable"). For the quarters ended September 30, 1997 and 1996, the Company recorded equity in the earnings (loss) of Megacable which consists of its proportionate share of income and amortization of excess cost over equity in net assets of ($930) and ($393), respectively. For the nine months ended
September 30, 1997 and 1996, the Company recorded equity in the earnings (loss) of Megacable which consists its proportionate share of income and amortization of excess cost over equity in net assets of ($2,477) and ($1,692), respectively.

Summarized information for the financial position and results of operations of Megacable, as of and for the nine months ended September 30, 1997 and 1996, is as follows:

                                                        1997     1996
                                                       -------  -------

Assets                                                 $76,217  $70,704
Liabilities                                              8,055    9,696
Shareholders' equity                                    68,162   61,008
Sales                                                   22,281   17,202
Cost and expenses                                       15,231   11,251
Foreign currency transaction losses                          -        8
Net income                                             $ 6,827  $ 7,546

Effective January 1, 1997, since the three-year cumulative rate of inflation at December 31, 1996 exceeded 100%, Mexico is being treated for accounting purposes as having a highly inflationary economy. Therefore, the U.S. dollar is treated as the functional currency and translation adjustments are included in income. The Company's proportionate share of such adjustments were gains (losses) of $27 and ($19), for the three and nine month periods ended September 30, 1997, respectively.

4. The Company has in place a $125,000 credit agreement for C-TEC Cable Systems, Inc. comprised of two credit facilities. The first is a five year revolving credit facility in the amount of $25,000 which provides credit availability through June 30, 2002. Revolving loans may be repaid and reborrowed from time to time. The second is a term credit facility in the amount of $100,000 which is to be repaid over six years in quarterly installments from September 30, 1999 through June 30, 2005. Interest only is due through June 30, 1999. The interest rate will be based on either a LIBOR or Base Rate option, at the election of RCN (6.77% at September 30, 1997). The credit agreement is unsecured. At September 30, 1997, the entire $100,000 term credit facility is outstanding and $10,000 of the revolving credit facility is outstanding. C-TEC Cable Systems, Inc. used the proceeds to prepay higher priced Senior Secured Notes. The early extinguishment of the Senior Secured Notes resulted in an extraordinary charge of $3,210, net of taxes, against third quarter earnings. The financings were provided by a syndicate of commercial banks and arranged and underwritten by First Union National Bank. The credit agreement contains restrictive covenants which generally require the Company to maintain certain debt to cash flow and interest coverage ratios and place certain limitations on additional debt and investments. The Company does not believe that these covenants will materially restrict its activities.

   Maturities of the term credit facility are as follows:

                               Aggregate
               Year            Amounts
               ----            ---------

               1999            $ 3,750
               2000            $11,250
               2001            $16,250
               2002            $17,500
               2003            $19,374
               Thereafter      $31,876

5. In August 1996, the Company acquired an 80.1% interest in Freedom New York, L.L.C. and all related rights and liabilities ("Freedom") from Kiewit Telecom Holdings, Inc. In March 1997, the Company paid $30,000 in connection with a series of transactions which resulted in the Company having 100% ownership interest in Freedom. The acquisition was accounted for as a purchase. The purchase price exceeded the fair value of net assets acquired by $24,955, which was recognized as goodwill with an amortization period of approximately 6 years. Freedom was transferred to the Company in connection with the Distribution.

6. For the nine months ended September 30, 1997 nonrecurring charges of $10,000 represent costs incurred in connection with the termination of a marketing services agreement held by Freedom.

7. In connection with and prior to the Distribution, the Company's Board of Directors adopted the RCN Corporation 1997 Equity Incentive Plan (the "1997 Plan"), designed to provide equity based compensation opportunities to key employees when shareholders of the Company have received a corresponding benefit through appreciation in the value of RCN Common Stock. The following is a summary of the 1997 Plan.

The 1997 Plan contemplates the issuance of incentive stock options within the meaning of Section 422 of the Code, as well as stock options that are not designated as incentive stock options, performance-based stock options, stock appreciation rights, performance share units, restricted stock, phantom stock units and other stock-based awards (collectively, "Awards"). Up to 5,000,000 shares of Common Stock may be issued pursuant to Awards granted under the 1997 Plan. The 1997 Plan also provides that no individual may be granted Awards representing more than 1,000,000 shares of RCN Common Stock in any one year.

All employees and outside consultants to the Company and any of its subsidiaries and all Directors of the Company who are not also employees of the Company are eligible to receive discretionary Awards under the 1997 Plan.

Unless earlier terminated by the Company Board, the 1997 Plan will expire on the 10th anniversary of the Distribution. The Company Board or the Committee may, at any time, or from time to time, amend or suspend and, if suspended, reinstate, the 1997 Plan in whole or in part.

In connection with the Distribution, each CTE outstanding option was adjusted so that following the distribution each holder thereof holds options to purchase shares of CTE Common Stock, RCN Corporation Common Stock and Cable Michigan Common Stock. The number of shares subject to, and the exercise price of, such resulting options was adjusted to take into account the Distribution and the CTE 2 for 3 reverse stock split to ensure that the aggregate intrinsic value of the resulting CTE, RCN and Cable Michigan Options immediately after the Distribution was equal to the aggregate intrinsic value of the CTE options immediately prior to the Distribution. At September 30, 1997, there are approximately 1,520,000 options outstanding at exercise prices ranging from $12.48 to $16.80 under RCN's 1997 Plan.

8. The Yee Family Trusts, as holders of the CTE's Preferred Stock Series A and Preferred Stock Series B, have recently commenced an action against the Company, CTE and Cable Michigan, Inc. in the Superior Court of New Jersey. The complaint alleges that CTE's restructuring constitutes a fraudulent conveyance and alleges breaches of contract and fiduciary duties in connection with the restructuring. The plaintiffs are seeking to set aside the alleged fraudulent conveyance and unspecified monetary damages. The Company believes this lawsuit is without merit and intends to contest this action vigorously.

9. Earnings per share amounts are based on net income divided by the weighted average number of shares outstanding during each period after giving effect to stock options considered to be dilutive common stock equivalents.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share". This Statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued after December 31, 1997, earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, adoption of SFAS No. 128 will have on its financial statements.

10. In September 1996, RCN and Boston Edison Company ("BECO"), through wholly owned subsidiaries, entered into a letter of intent to form a joint venture to utilize 126 fiber miles of BECO's fiber optic network to deliver RCN's comprehensive communications package in Greater Boston. The venture, in the form of an unregulated entity with a term expiring in the year 2060, was formed pursuant to a joint venture agreement providing for the organization and operation of RCN-BECOCOM, LLC ("RCN-BECOCOM"). RCN-BECOCOM is a limited liability company organized to own and operate an advanced fiber optic telecommunications network (the "Network") and to provide, in the market in and around Boston, Massachusetts (the "Boston Market"), voice, video and data services, as well as the communications support component of energy related customer services offered by BECO (collectively, the "Boston Services"). RCN owns 51% of the equity interest in RCN-BECOCOM and BECO owns the remaining 49% interest.

The joint venture began operations in June 1997. RCN has consolidated the BECO joint venture in its financial statements as a result of its majority ownership; day to day control as provided for in the joint venture management agreement; and its actual exercise of control in the joint venture operations.

11. On September 8, 1997, the Company was notified by the Federal Communications Commission ("FCC") that the FCC has ruled that certain of the Company's upper levels of service for its New Jersey systems are regulated levels of service and that the Company's rates for such levels of service have exceeded the allowable rates under the FCC rate regulation rules which have been effective since September 1993. The Company had treated these levels of service as unregulated. The Company has had preliminary discussions with the FCC and does not believe that the ultimate resolution of this matter will have a material impact on its results of operations or financial condition.

12. In October 1997, the Company received proceeds of $575,000 from a high-yield private offering (the "Offering") of $225,000 10% Senior Notes and $350,000 11 1/8% Senior Discount Notes. Concurrently with the closing of the Offering, the Company deposited $60,000 with an escrow agent, that, together with the proceeds from investment thereof will be sufficient to pay when due the first six interest payments on the Senior Notes, with any balance to be retained by the Company.

The Senior Notes are secured to the extent described above. The Senior Discount notes are unsecured. The Notes will rank senior in right of payment to all subordinated indebtedness of RCN and will rank pari passu in right of payment with all existing and future indebtedness of RCN that is not by its terms subordinated in right and priority to the Notes. In addition, claims of holders of the Notes will be structurally subordinated to claims of holders of indebtedness of RCN's subsidiaries.

The Notes mature in October 2007. The Notes will be redeemable at the option of RCN, in whole or in part, at any time on or after October 15, 2002 at redemption prices for the Senior Notes up to 105% plus accrued and unpaid interest and at redemption prices for the Senior Discount Notes up to 105.562% plus accrued and unpaid interest.

The Notes contain certain covenants including limitations on additional indebtedness. The Company does not believe that these covenants will materially restrict its activities.

Pursuant to a registration rights agreement entered into by RCN, the Company has agreed to file a registration statement with the Securities and Exchange Commission with respect to an offer to exchange each issue of the Notes for senior debt securities of RCN with terms substantially identical to such Notes (the "Exchange Notes") (except that the Exchange Notes will not contain terms with respect to transfer restrictions) on or prior to 45 days after the date on which the Notes were originally issued.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Thousands of Dollars, except per share amounts)

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report is forward-looking, such as information relating to the effects of future regulations and competition expected capital expenditures, capital contributions to joint ventures by joint venture partners, and expected trends in operating
losses and cash flows associated with investments in new markets.   Such forward
looking information involves important risks and uncertainties that could significantly affect expected results in the future differently from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, technological developments and changes in the competitive environment in which the Company operates.

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Form 10 Information Statement, the date of which is September 5, 1997.

The Company is developing networks that are capable of providing a full range of high speed, high capacity telecommunications services, including voice, video programming and data services including Internet access. The Company intends to provide these services individually or in bundled service packages primarily to residential customers in high-density areas and also seeks to serve certain commercial accounts on or near its networks. The Company has recently commenced providing service through advanced fiber optic network facilities in New York City and Boston. The Company also has hybrid fiber/coaxial cable television operations in New York (outside New York City) New Jersey and Pennsylvania ("Hybrid Fiber/Coaxial"), wireless video operations in New York City ("Wireless Video"), and certain other operations, including long distance telephone (collectively, "Other Operations"). The Company has historically managed its business along these lines and the discussion which follows addresses those lines accordingly.

Although the Company has not derived material revenue from its advanced fiber optic networks through 1996, such revenues are expected to become an increasingly significant component of the Company's revenues in the future. Financial results related to advanced fiber optic networks are currently included in the "Advanced Fiber, Wireless Video and Other Operating" segment data. The Company expects that the operating and net losses and negative cash flows from this business will rise in the future as it expands and develops its network and customer base. There can be no assurance that RCN will achieve or sustain profitability or positive cash flows from operating activities in the future as it develops its advanced fiber optic network.

The negative operating cash flow from the Company's advanced fiber optic network business has resulted primarily from expenditures associated with the development of the Company's operational infrastructure and marketing expenses. The Company expects it will continue to experience negative operating cash flow while it continues to invest in its networks and until such time as revenue growth is sufficient to fund operating expenses. The Company expects to achieve positive operating margins over time by (i) increasing the number of customers it serves, (ii) increasing the number of connections per customer by cross marketing its services and promoting bundled service options and therefore increasing the revenue per customer, (iii) lowering the costs associated with new subscriber additions and (iv) reducing the cost of providing services by capturing economies of scale. The Company expects its operating revenues will increase in 1998 through internal growth of its current advanced fiber optic networks; however, the Company also expects negative operating cash flow will increase for some period of time as the Company initiates network development in Washington, D.C. and expands its current networks. When the Company makes its initial investment in a new market, the operating losses typically increase as the network and sales force are expanded to facilitate growth. The Company's ability to generate positive cash flow in the future will depend on the extent of capital expenditures in current and additional markets, the ability of the joint ventures to generate revenues and cash flow, competition in the Company's markets and any potential adverse regulatory developments. The Company will be dependent on various financing sources to fund its growth as well as continued losses from operations. There can be no assurance that such funding will be available, or available on terms acceptable to the Company. See " -Liquidity and Capital Resources."

Prior to September 30, 1997, the Company was operated as part of C-TEC Corporation ("C-TEC"). On September 30, 1997, C-TEC distributed 100 percent of the outstanding shares of common stock of its wholly owned subsidiaries, RCN Corporation ("RCN") and Cable Michigan, Inc. ("Cable Michigan") to holders of record of C-TEC's Common Stock and C-TEC's Class B Common Stock as of the close of business on September 19, 1997 (the "Distribution") in accordance with the terms of a Distribution Agreement dated September 5, 1997 among C-TEC, RCN and Cable Michigan. RCN consists primarily of C-TEC's high growth, bundled residential voice, video and Internet access operations in the Boston to Washington, D.C. corridor, its existing New York, New Jersey and Pennsylvania cable television operations, a portion of its long distance operations and its international investment in Megacable, S.A. de C.V. Cable Michigan, Inc., consists of C-TEC's Michigan Cable operations, including its 62% ownership in Mercom, Inc. C-TEC, RCN and Cable Michigan have entered into certain agreements providing for the Distribution, and governing various ongoing relationships between the three companies, including a distribution agreement and a tax-sharing agreement. The historical financial information presented herein reflects periods during which the Company did not operate as an independent company and accordingly, certain assumptions were made in preparing such financial information. Such information, therefore, may not necessarily reflect the results of operations or the financial condition of the Company which would have resulted had the Company been an independent, public company during the reporting periods, and are not necessarily indicative of the Company's future operating results or financial condition.

 Certain of the Company's businesses were acquired by C-TEC and transferred to the Company in connection with the Distribution. On August 30, 1996, a subsidiary of C-TEC acquired an 80.1% interest in Freedom New York, L.L.C. and all related rights and liabilities ("Freedom") from Kiewit Telecom Holdings, Inc. Freedom held the wireless cable television business of Liberty Cable Television, Inc. The Company acquired the remaining minority interest in Freedom in March 1997. The acquisition was accounted for as a purchase and is reflected in the Company's consolidated financial statements since September 1996. On May 15, 1995, C-TEC Cable Systems, Inc., a wholly owned subsidiary of C-TEC ("C-TEC Cable"), acquired 40% of the outstanding common stock of Twin County Trans Video, Inc. ("Twin County"). Twin County is fully consolidated in the Company's financial statements since May 1995, the date of the original acquisition. The remaining outstanding common stock of Twin County was acquired in September 1995. Goodwill relating to this acquisition is being amortized over a period of approximately 10 years. In January 1995, RCN International Holdings, Inc. (formerly C-TEC International, Inc.), a wholly owned subsidiary of C-TEC, purchased a 40% equity position in Megacable, S.A. de C.V., the second largest cable television provider in Mexico. The Company accounts for its investment by the equity method of accounting and is amortizing the original excess cost over the underlying equity in the net assets on a straight-line basis over 15 years.

Selected segment data was as follows for the three and nine month periods ended September 30, 1997 and 1996:

                               Three months ended           Nine months ended
                                 September 30,                 September  30,
                                1997        1996              1997      1996
                             --------------------------------------------------
Sales
-----
Hybrid Fiber/Coaxial          $ 22,625     $21,087          $ 68,497   $62,524
Advanced Fiber, Wireless
 Video and Other Operating       8,523       5,633            23,352    13,193
Corporate                            -          26                 5        46
                              --------     -------          --------   -------
Total                         $ 31,148     $26,746          $ 91,854   $75,763
                              ========     =======          ========   =======

Operating income before
  depreciation and amortization and nonrecurring charge
-------------------------------------------------------


Hybrid Fiber/Coaxial          $  9,944     $ 9,497          $ 31,211   $28,582
Advanced Fiber, Wireless
 Video and Other Operating     (12,550)     (1,434)          (25,171)   (5,604)
Corporate                       (1,726)      1,125            (5,369)   (1,814)
                              --------     -------          --------   -------
Total                         $ (4,332)    $ 9,188          $    671   $21,164
                              ========     =======          ========   =======


Results of Operations

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

For the nine months ended September 30, 1997, operating income before depreciation and amortization and nonrecurring charge was $671 as compared to $21,164 for the nine months ended September 30, 1996. Sales increased 21.2% to $91,854 for the nine months ended September 30, 1997 from $75,763 for the same period in 1996.

Sales
Sales are primarily comprised of subscription fees for basic, premium and pay per view cable television services, long distance telephone service fees based on minutes of traffic and tariffed rates or contracted fees, and Internet access fees billed at contracted rates. For the nine months ended September 30, 1997, sales were $91,854, an increase of $16,091 due to higher Hybrid Fiber/Coaxial sales of $5,973 and higher Advance Fiber, Wireless Video and Other Operating sales of $10,159. The increase in Hybrid Fiber/Coaxial sales principally results from higher basic service revenue resulting from approximately 4,700 additional average monthly subscribers over the same period in 1996, the effects of a rate increase in the first quarter of 1997, and cash incentives related to the launch of certain new channels. Advanced Fiber, Wireless Video and Other Operating sales increased primarily due to the acquisition of Freedom in August 1996 (the "Freedom Acquisition"), which resulted in higher basic and premium video revenue. Additionally, higher voice revenue of approximately $1,200
resulted from higher voice and resold voice connections.   The increase in
Advanced Fiber, Wireless Video and Other Operating Sales also includes increases of approximately $1,000 related to the long distance business.

Costs and Expenses, Excluding Depreciation and Amortization and Nonrecurring Charges
Cost and expenses, excluding depreciation and amortization and nonrecurring charges, are comprised of direct costs of providing services, primarily cable programming and franchise costs, network access fees, video transmission licensing fees, salaries and benefits, and customer services costs; sales and marketing costs; and general and administrative expenses. For the nine months ended September 30, 1997, costs and expenses, excluding depreciation, amortization, and nonrecurring charges, were $91,183, an increase of $36,584 or 67% as compared to the same period in 1996. The increase is primarily attributable to higher Advanced Fiber, Wireless Video and Other Operating costs and expenses, excluding depreciation and amortization, of approximately $30,000 resulting principally from the Freedom Acquisition in August 1996 and expansion of the business in the Boston and New York City markets. The most significant increases occurred in personnel and related costs, origination and programming costs, and advertising expenses. Expansion of the long distance business contributed approximately $3,900 of the remaining increase in Advanced Fiber, Wireless Video and Other Operating costs and expenses, excluding depreciation and amortization. Hybrid Fiber/Coaxial costs and expenses, excluding depreciation and amortization, increased approximately $3,300 primarily due to higher basic programming costs resulting from higher rates, additional channels and subscribers increases. The remaining increase in costs and expenses, excluding depreciation and amortization, is primarily due to costs associated with the spin-off of the Company from C-TEC.

Depreciation and Amortization
Depreciation and amortization is comprised principally of depreciation relating to the Company's Hybrid Fiber/Coaxial facilities and amortization of subscriber lists, building access rights and goodwill. Depreciation and amortization increased $12,098 or 44.7% to $39,135 for the nine months ended September 30, 1997 as compared to $27,037 for the comparable period in 1996. The increase is due to the additional depreciation and amortization resulting from the Freedom Acquisition and depreciation related to the Company's advanced fiber optic networks in New York City and Boston.

In future periods, depreciation and amortization are expected to exceed amounts recorded in 1996 and during the nine months ended September 30, 1997 due to Freedom Acquisition (as well as the acquisition in March 1997 of the remaining 19.9% ownership interest in Freedom), and depreciation with respect to the Company's advanced fiber optic networks in New York City and Boston.

Nonrecurring Charges
Nonrecurring charges of $10,000 represent costs incurred with respect to the termination of a marketing services agreement held by Freedom.

Interest Income
For the nine months ended September 30, 1997, interest income was $13,442, a decrease of $6,308, or 31.9%, primarily due to lower average cash balances and lower average notes receivable and related parties. Average cash balances decreased principally as a result of the Freedom Acquisition in August 1996 (as well as the acquisition in March 1997 of the remaining 19.9% ownership interest in Freedom) and capital expenditures.

Interest Expense
For the nine months ended September 30, 1997 interest expense was $10,460 a decrease of $2,093 or 16.7% primarily due to the required principal payment of $18,750 on 9.65% Senior Secured Notes in December 1996. Additionally, the Company paid $940 to Kiewit Telecom Holdings in connection with the Company's August 1996, acquisition of Kiewit Telecom Holdings' 80.1% interest in Freedom. This portion of the consideration represents an amount to compensate Kiewit Telecom Holdings for forgone interest on the amount which it had invested in Freedom.

Income Tax
Benefit for income taxes increased $11,839 primarily due to the increase of $42,591 in operating loss.

Minority Interest
Minority interest in the loss of consolidated entities increased $3,720 primarily as a result of the minority share of the losses of the BECO joint venture (Note 10), which began operations in June 1997. Additionally, the minority share of the losses of Freedom from January 1 through March 21, at which time the Company acquired the remaining 19.9% ownership interest, was $966.

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

For the three months ended September 30, 1997, operating income before depreciation and amortization and nonrecurring charge was ($4,332) as compared to $9,188 for the three months ended September 30, 1996. Sales increased 16.5% to $31,148 for the three months ended September 30, 1997 from $26,746 for the same period in 1996.

Sales
For the three months ended September 30, 1997, sales were $31,148, an increase of $4,402 due to higher Hybrid Fiber/Coaxial sales of $1,538 and higher Advance Fiber, Wireless Video and Other Operating sales of $2,890. The increase in Hybrid Fiber/Coaxial sales principally results from higher basic service revenue resulting from approximately 4,700 additional average monthly subscribers over the same period in 1996, and the effects of a rate increase in the first quarter of 1997. Advanced Fiber, Wireless Video and Other Operating sales increased primarily due to the acquisition of Freedom in August 1996 (the "Freedom Acquisition"), which resulted in higher basic and premium video revenue. Additionally, higher voice revenue of approximately $900 resulted from higher voice and resold voice connections.

Costs and Expenses, Excluding Depreciation and Amortization and Nonrecurring Charges
For the three months ended September 30, 1997, costs and expenses, excluding depreciation, amortization, and nonrecurring charges, were $35,480, an increase of $18,376 or 102.1% as compared to the same period in 1996. The increase is primarily attributable to higher Advanced Fiber, Wireless Video and Other Operating costs and expenses, excluding depreciation and amortization, of approximately $14,000 resulting principally from the Freedom Acquisition in August 1996 and expansion of the business in the Boston and New York City markets. The most significant increases occurred in market development costs, including personnel and related costs, origination and programming costs, and advertising expenses. Expansion of the long distance business contributed approximately $1,100 of the remaining increase in Advanced Fiber, Wireless Video and Other Operating costs and expenses, excluding depreciation and amortization. Hybrid Fiber/Coaxial costs and expenses, excluding depreciation and amortization, increased approximately $1,100 primarily due to higher basic programming costs resulting from higher rates, additional channels and subscribers increases. The remaining increase in costs and expenses, excluding depreciation and amortization, is primarily due to costs associated with the spin-off of the Company from C-TEC.

Depreciation and Amortization
Depreciation and amortization is comprised principally of depreciation relating to the Company's Hybrid Fiber/Coaxial facilities and amortization of subscriber lists, building access rights and goodwill. Depreciation and amortization increased $4,473 or 48.6% to $13,680 for the three months ended September 30, 1997 as compared to $9,207 for the comparable period in 1996. The increase is due to the additional depreciation and amortization resulting from the Freedom Acquisition and depreciation related to the Company's advanced fiber optic networks in New York City and Boston.

In future periods, depreciation and amortization are expected to exceed amounts recorded in 1996 and during the nine months ended September 30, 1997 due to Freedom Acquisition (as well as the acquisition in March 1997 of the remaining 19.9% ownership interest in Freedom), and depreciation with respect to the Company's advanced fiber optic networks in New York City and Boston.

Interest Income
For the three months ended September 30, 1997, interest income was $3,681, a decrease of $2,478, or 40.2%, primarily due to lower average cash balances and lower average notes receivable - related parties. Average cash balances decreased principally as a result of the Freedom Acquisition in August 1996 (as well as the acquisition in March 1997 of the remaining 19.9% ownership interest in Freedom) and capital expenditures.

Interest Expense
For the three months ended September 30, 1997 interest expense was $3,331 a decrease of $1,464 or 30.5% primarily due to the required principal payment of $18,750 on 9.65% Senior Secured Notes in December 1996. Additionally, the Company paid $940 to Kiewit Telecom Holdings in connection with the Company's August 1996, acquisition of Kiewit Telecom Holdings 80.1% interest in Freedom. This portion of the consideration represents an amount to compensate Kiewit Telecom Holdings for forgone interest on the amount which it had invested in Freedom.

Income Tax
Benefit for income taxes increased $4,375 primarily due to the increase of $17,993 in operating loss.

Minority Interest
Minority interest in the loss of consolidated entities increased $2,242 primarily as a result of the minority share of the losses of the BECO joint venture (Note 10), which began operations in June 1997.

Liquidity and Capital Resources
The Company expects that it will require a substantial amount of capital to fund the network development and operations in the Boston to Washington, D.C. corridor, including funding the development of its advanced fiber optic networks, upgrading its Hybrid Fiber/Coaxial plant, funding operations losses and debt service requirements. The Company currently estimates that its capital requirements for the period from September 30, 1997 through mid-1999 will be approximately $380 million, which includes capital expenditures (including connection costs which will only be incurred as the Company obtains revenue-generating customer connections) of approximately $40 million in the last quarter of 1997, approximately $190 million in 1998 and approximately $150 million through mid-1999. These capital expenditures will be used principally to fund the buildout of the Company's fiber optic network in high density areas in the Boston, New York and Washington, D.C. markets and to upgrade its hybrid fiber/coaxial cable systems. To build out these areas on an efficient basis, the Company undertakes a subscriber-driven capital expenditure strategy whereby it
(i) closely monitors development of its subscriber base in order to tailor network development in each target market, and (ii) seeks to establish a customer base in advance of or concurrently with its network deployment. For example, the Company offers resale telephone services on an interim basis to customers located near its advanced fiber optic networks. Depending upon factors such as subscriber density, proximity to the advanced fiber optic network and development costs and the degree of success achieved in its initial markets, the Company will determine whether extending its advanced fiber optic network to additional high density target markets can be achieved on an attractive economic basis. In addition to its own capital requirements, the Company's joint venture partners are expected to contribute approximately $150 million in capital to the joint ventures in connection with development of the Boston and Washington, D.C. markets through mid-1999. There can be no assurance that RCN will enter into its proposed joint venture with PCI; in the event that the joint venture is not established, RCN would be required to secure rights of way and network facilities, which could include substantial costs of construction of a fiber backbone, in order to establish a network in the Washington,D.C. area.

In October 1997, the Company announced that it had raised $575,000 in proceeds from a high-yield private offering of two tranches of debt securities.
The offering was comprised of $225,000 10% Senior Notes and $350,000 11 1/8% Senior Discount Notes, both due in 2007. The proceeds include $60 million of restricted cash to be used to fund the Escrow Account to pay interest on the Senior Notes for three years. Such amounts, along with cash on hand of approximately $183,000 at September 30, 1997, are expected to provide sufficient liquidity to meet the Company's capital requirements through 1999. After 1999, the Company will continue to require additional capital for planned increases in network coverage and other capital expenditures, working capital, debt service requirements, and anticipated further operating losses. The actual timing and amount of capital required to roll out the Company's network and to fund operating losses may vary materially from the Company's estimates and additional funds will be required in the event of significant departures from the current business plan, unforeseen delays, cost overruns, engineering design changes and other technological risks or other unanticipated expenses. Due to its subscriber driven investment strategy, should the Company encounter a successful rollout in its initial markets, the Company may accelerate the expansion and extend the reach of its network. Conversely, should the Company be less successful than anticipated, the operating losses associated with the installed network may be higher than anticipated. The Company presently intends to judge the success of its initial rollout in deciding whether to undertake additional capital expenditures to rollout the network to additional areas. Since the Company anticipates that, if it is successful, it will continue to extend its network coverage into additional areas within the Boston-Washington, D.C. corridor, it expects to continue to experience losses and negative cash flow on an aggregate basis for an extended period of time.

The Company's current joint venture agreements reduce the amount of expenditures required by RCN to develop the network due both to access to the joint venture partners' existing facilities and to the anticipated joint venture partners' equity contributions. However, the joint venture arrangement will also reduce the potential cash flows to be realized from operation of the network in the market in which the joint venture operates and restricts the Company's access to cash flow generated by a joint venture (which will be paid in the form of dividends). The Company may enter into additional joint ventures in the future as the Company begins to develop new markets.

Sources of funding for the Company's further financing requirements may include vendor financing, public offerings or private placements of equity and/or debt securities, and bank loans. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on a timely basis and on acceptable terms. Failure to obtain such financing could result in the delay or curtailment of the Company's development and expansion plans and expenditures. Any of these events could impair the Company's ability to meet its debt service requirements and could have a material adverse effect on its business.

RCN Cable Systems, Inc. and certain of its subsidiaries have in place secured credit facilities comprised of a five-year revolving credit facility in the amount of $25 million (the "Revolving Credit Facility") and an eight-year term credit facility in the amount of $100 million (the "Term Credit Facility"), both of which facilities are governed by a single credit agreement dated as of July 1, 1997. As of September 30, 1997, $100 million of the Term Credit Facility was outstanding. The term loan must be repaid over six years in quarterly installments, at the end of September, December, March and June of each year from September 30, 1999 through June 30, 2005. As of September 30, 1997, $10 million principal was outstanding under the Revolving Credit Facility.
Revolving loans may be repaid and reborrowed from time to time.

For the nine months ended September 30, 1997, the Company's net cash provided by operating activities was $7,019, comprised primarily of a net loss of $35,275 adjusted by non-cash depreciation and amortization of $39,135, other non-cash items totaling $(641) and working capital changes of $78. Net cash used in investing activities of $28,087 consisted primarily of additions to property, plant and equipment of $43,890 and acquisitions of $30,490 (primarily acquisition of the minority interest of Freedom) partially offset by sales and maturities of short-term investments of $46,935. Net cash provided by financing activities of $146,493 consisted of transfers to C-TEC of $20,185 partially offset by a change in affiliate notes of $143,627.

                          PART II - Other Information
                          ---------------------------

Item 6.  Exhibits and Reports on Form 8-K

         (a.)  Exhibits
                   (27) Financial Data Schedule
         (b.)  Reports on Form 8-K
                   No reports on Form 8-K were filed during the third quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    RCN Corporation
Date:  November 14, 1997


                                    ----------------------------------
                                    Bruce C. Godfrey
                                    Executive Vice President and
                                    Chief Financial Officer