Form 10-K405
period 1997-12-31
RCN CORP /DE/
filed 1998-03-31
CIK 1041858

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          Commission File No. 0-22825
                                RCN CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                            22-3498533
 (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)           Identification No.)

      105 Carnegie Center, Princeton, New Jersey            08540
       (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number including area code:    609-734-3700
       Securities registered pursuant to Section 12(b) of the Act:   None
          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $1.00 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          X  Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Number of shares of the Registrant's Stock ($1.00 par value) outstanding at February 28, 1998

                           28,889,584   Common Stock

Aggregate market value of Registrant's voting stock held by non-affiliates at February 28, 1998 computed by reference to closing price as reported by NASDAQ for Common Stock ($58.75 per share)

                        $  914,684,566   Common Stock

                      Documents Incorporated by Reference

1. Proxy Statement for 1998 Annual Meeting of Shareholders is incorporated by reference into Part I and Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

  THE COMPANY

  Prior to September 30, 1997, the Company was operated as part of C-TEC Corporation ("C-TEC"). On September 30, 1997, C-TEC distributed 100 percent of the outstanding shares of common stock of its wholly owned subsidiaries, RCN Corporation ("RCN" or the "Company") and Cable Michigan, Inc. ("Cable Michigan") to holders of record of C-TEC's Common Stock and C-TEC's Class B Common Stock as of the close of business on September 19, 1997 (the "Distribution") in accordance with the terms of a Distribution Agreement dated September 5, 1997 among C-TEC, RCN and Cable Michigan (the "Distribution Agreement"). See "Relationship Among RCN, CTE and Cable Michigan." RCN consists primarily of C-TEC's high growth, bundled residential voice, video and Internet access operations in the Boston to Washington, D.C. corridor, its existing New York, New Jersey and Pennsylvania cable television operations, a portion of its long distance operations and its international investment in Megacable, S.A. de C.V. ("Megacable"). Cable Michigan, Inc. consists of C-TEC's Michigan cable television operations, including its 62% ownership in Mercom, Inc. As part of C-TEC's restructuring, C-TEC changed its name to Commonwealth Telephone Enterprises, Inc. ("CTE").

  RCN is developing advanced fiber optic networks to provide a wide range of telecommunications services including local and long distance telephone, video programming and data services (including high speed Internet access), primarily to residential customers in selected markets in the Boston to Washington, D.C. corridor. The region, one of the most densely populated in the United States, represents approximately 4% of the geography of the U.S., but accounts for over 26% of the telecommunications market based upon the number of telephone access lines. The Company believes that of the estimated 22 million homes in the Boston to Washington, D.C. corridor, approximately 9 million homes are located in high-density urban and suburban residential areas that will support development of an advanced fiber optic network on an attractive economic basis. RCN believes that its capability to deliver multiple services (telephone, video programming and Internet access) to any given customer on its networks will provide it with competitive advantages over other competitors. RCN's strategy is to become the leading single-source provider of voice, video and data services to residential customers in each of its markets by offering individual or bundled service options, superior customer service and competitive prices.

  RCN's initial advanced fiber optic networks have been established in New York City and, through a joint venture with Boston Edison Company ("BECO"), in Boston and surrounding communities. RCN has also entered into a joint venture named Starpower Communications, L.L.C. ("Starpower") with Pepco Communications, L.L.C. ("Pepco Communications"), an indirect wholly owned subsidiary of Potomac Electric Power Company ("PEPCO"), to develop an advanced fiber network in the Washington, D.C. area. In February 1998, RCN acquired Boston and Washington, D.C.'s largest internet service providers ("ISPs"), Ultranet Communications, Inc. ("Ultranet"), and Erols Internet, Inc. ("Erols"), respectively. RCN also benefits from a strategic relationship with MFS Communications Company, Inc. (now a subsidiary of WorldCom, Inc.) ("MFS/WorldCom") in New York City and Boston and from its interconnection and resale agreements with incumbent telephone service providers including Bell Atlantic. RCN believes that these joint ventures and relationships provide it with a number of important advantages including access to rights of way and use of existing fiber optic facilities, the ability to enter its target markets quickly and efficiently and a reduction in the up-front capital investment required to develop its networks. In addition, the Company's joint venture partners provide access to additional assets, equity capital and established customer bases. The Company also benefits from its relationship with its largest shareholder, Peter Kiewit Sons', Inc. ("PKS"), the founder of MFS Communications Company, Inc. (now a subsidiary of WorldCom, Inc., "MFS/WorldCom"), and from the experience gained by certain of the Company's key employees who participated in the development of MFS Communications Company, Inc.

  As of December 31, 1997, the Company had approximately 267,600 connections which were delivered through a variety of owned and leased facilities including hybrid fiber/coaxial cable systems, a wireless video system and advanced fiber optic networks. In addition, the Company gained approximately 325,000 Internet service customers as a result of the acquisitions of Ultranet and Erols. The Company is deploying advanced fiber optic networks specifically designed to provide high speed, high capacity telecommunications services for all new network facilities. RCN also intends to upgrade certain of its hybrid fiber/coaxial cable systems to enable them to provide the same range of voice, video and data services, including bundled service options. Since it formally commenced operation of its advanced fiber optic networks in New York City and Boston in September 1996, RCN has built or acquired, through its joint venture with BECO and long term lease arrangements, approximately 400 route miles of fiber optic cable and added approximately 15,100 customer connections to its advanced fiber optic networks. In addition, during the same period the Company added approximately 29,700 wireless video, resold telephone and other connections, the majority of which represent customers that RCN expects to migrate to its advanced fiber optic networks. At December 31, 1997, RCN had approximately 82,700 total connections attributable to customers in the New York City and Boston markets (of which approximately 42,600 were wireless video service and other connections and approximately 24,900 were resold telephone connections) and had approximately 184,900 connections attributable to its hybrid fiber/coaxial cable systems in the states of New York (outside New York
City), New Jersey and Pennsylvania, all within 75 miles of New York City. Because it delivers multiple services, RCN reports the total number of its various service connections (for local telephone, video programming and Internet access) rather than the number of customers.

  RCN's extensive operating experience in both the telephone and video industries and in the design and development of telecommunications facilities provides it with expertise in systems operation and development, an established infrastructure for customer service and billing for both voice and video services and established relationships with providers of equipment and video programming. In addition, the Company's management team and board of directors benefit from experience gained in connection with the management of C-TEC, which prior to September 30, 1997 owned and operated RCN. C-TEC has 100 years of experience in the telephone business and nearly 25 years of experience in the cable television business. Both C-TEC and certain members of management also have extensive experience in the design and development of advanced telecommunications facilities.

  RCN seeks to exploit competitive opportunities which have resulted from widespread changes in the U.S. telecommunications industry. RCN believes that density is a critical factor in the effective economic deployment of its networks, and that the Boston to Washington, D.C. corridor is a particularly attractive market for developing advanced fiber optic facilities due to population density, favorable demographics and the aging infrastructure of the incumbent service providers' network facilities in this region. The Company applies a subscriber-driven investment strategy focusing on subscriber density, proximity to the Company's advanced fiber optic networks and network development costs, in order to determine if the number of potential connections in a target area will permit network development on an attractive economic basis.

  BUSINESS STRATEGY

  The Company believes that the opportunity to effectively deploy advanced fiber optic networks and to compete with incumbent telephone and cable television service providers results from several key factors, including the broad deregulation of the telecommunications industry pursuant to the Telecommunications Act of 1996 (the "1996 Act"), the need for more advanced, higher capacity networks to meet growing consumer demands for new communications products and services and the superior technology of the Company's networks. In order to achieve its goal of becoming the leading provider of telecommunications, video and data services to residential customers in its target markets, RCN is pursuing the following key strategies:

  Developing Advanced Fiber Optic Networks.   RCN's advanced fiber optic
networks are specifically designed to provide a single source for high speed, high capacity voice, video programming and data services. RCN believes that its high capacity advanced fiber optic networks provide RCN with certain competitive advantages such as increased capacity (including the ability to offer bundled voice, video and data services) and generally superior signal quality and network reliability relative to the typical networks of the incumbent service providers. By using advanced fiber optic networks capable of delivering multiple services, RCN is able to address a larger number of potential subscriber connections in its target markets than incumbent service providers which typically provide only single or limited services.

  Focusing on Residential Customers in High-Density Markets.   RCN seeks to be
the first operator of an advanced fiber optic network providing voice, video and data services to residential customers in each of its target markets. RCN believes that it is unique in its markets in offering a wide range of bundled voice, video and data services to customers in residential areas and in striving to connect residential customers directly to its advanced fiber optic networks. RCN also believes that residential customers will be attracted to lower prices, broader service offerings, enhanced levels of customer care and consumer choice. Although the Company's primary focus is on residential customers, RCN also serves certain commercial accounts which are located on or in close proximity to its networks.

  Implementing Subscriber-Driven Investment Strategy.   RCN attempts to
efficiently deploy its capital by tying facility development to the procurement of customer connections. In order to promote its presence in its markets and to develop a subscriber base for its advanced fiber optic networks, the Company may provide telephone services to customers located near its advanced fiber networks by first reselling services, and then by establishing leased facilities (such as unbundled local loops), in advance of constructing or extending its networks. RCN also provides wireless video services to approximately 38,000 customers in New York City with a view to extending the advanced fiber optic network to service many of these existing customers. In addition, RCN intends to extend its network to cover the primary areas currently served by Erols and Ultranet.

  Utilizing Strategic Alliances and Existing Facilities to Speed and Reduce Cost
of Entry.   By utilizing strategic alliances, RCN is able to enter the market quickly and efficiently and to reduce the up-front capital investment required to develop its networks. Through alliances with companies such as BECO, Pepco Communications and MFS/WorldCom, which provide or are expected to provide RCN with extensive fiber optic networks or other assets, by utilizing certain components of its own existing cable television infrastructure, and through the strategic acquisitions of Ultranet and Erols, RCN has been able to expedite and reduce the cost of market entry and business development and has created the opportunity to leverage existing customer relationships.

  Offering Bundled Voice, Video and Data Services.   RCN believes that, as a
full service voice, video and data programming provider, it will be able to offer a single-source package of voice, video and data services, individually or on a bundled basis, which is not yet generally available from any incumbent telephone, cable or other service provider. In addition, services provided over RCN's advanced fiber optic networks are generally priced at competitive rates as compared to the incumbent service providers.

  Providing Superior Customer Service.   RCN seeks to provide superior customer
service as compared to incumbent service providers, with service features such as a 24-hour-a-day call center and quality control system, on-time service guarantees and bundled service offerings, providing the consumer with added choice-and convenience.

RCN SERVICES

  RCN provides a wide range of local and long distance telephone, video programming and data services, both individually and in bundled service options.

  RCN provides these services through a range of facilities including its advanced fiber optic networks in New York City and Boston, a wireless video system in New York City, its hybrid fiber/coaxial cable systems in the states of New York (outside New York City), New Jersey and Pennsylvania, and resale local and long distance telephony services.

   Connections.   The following table summarizes the development of RCN's
subscriber base:

                                                                                 As of
                                                   12/31/96        3/31/97       6/30/97       9/30/97       12/31/97
Connections(1)
Advanced Fiber Optic Networks
     Voice                                               --             --           370         1,909          3,214
     Video                                               --             --         1,060         4,870         11,784
     Internet                                            --             --            81           326            150
                                                   --------        -------       -------       -------       --------
     Subtotal                                            --             --         1,511         7,105         15,148
     Resold Voice                                     1,875          2,315         4,672        10,953         24,900
     Wireless Video & Other(2)                       40,162         43,616        46,668        46,053         42,681
                                                   --------        -------       -------       -------       --------
          Total RCN Telecom                          42,037         45,931        52,851        64,111         82,729
                                                   --------        -------       -------       -------       --------
     Hybrid Fiber/Coaxial Cable
          Operations(3)                             179,932        180,169       181,790       183,145        184,938
                                                   --------        -------       -------       -------       --------
          Total connections                         221,969        226,100       234,641       247,256        267,667
                                                   ========        =======       =======       =======       ========

(1) Because RCN delivers multiple services, the Company accounts for its customer activity by the number of individual local telephone, video programming or Internet access services, or "connections", purchased. Consequently, a single customer purchasing local telephone, video programming and Internet access constitutes three connections.

(2) Includes approximately 38,000 wireless connections. RCN classifies connections provided over advanced fiber optic networks within the "Other" category until the relevant network is capable of providing voice, video and data services, including local telephone service through an RCN switch. "Other" also includes, among other things, wireline video connections serving the University of Delaware (4,474 connections at December 31, 1997).

(3) In August 1997, RCN commenced offering resold local phone service, long distance and Internet access to customers in the area served by its Hybrid Fiber/Coaxial Cable Systems in the Lehigh Valley area.

Set forth below is a brief description of RCN's services:


  Voice.   RCN offers full-featured local exchange telephone service, including standard dial tone access, enhanced 911 access, operator services and directory assistance in competition with the incumbent local exchange providers and CLECs. In addition, RCN offers a wide range of value-added services, including call forwarding, call waiting, conference calling, speed dial, calling card, 800-numbers and voice mail. RCN also provides Centrex service and associated features. RCN's local telephone rates are generally competitive with the rates charged by the incumbent providers. At December 31, 1997 RCN had approximately 3,200 telephone service connections on its advanced fiber optic networks and approximately 24,900 customers for resold telephone service.

  RCN Long Distance provides long distance telephone services, including outbound, inbound, calling card, and operator services. These services are offered to residential and business customers. As of December 31, 1997 RCN

Long Distance had approximately 13,595 customers. In the future RCN intends to offer long distance telephone service predominantly to customers whom it expects will eventually be connected to its own facilities.

  Video Services.   RCN offers a diverse line-up of high quality basic, premium and pay-per-view video programming. Depending on the system, RCN offers from 61 to 110 channels. RCN's basic video programming package provides extensive channel selection featuring all major cable and broadcast networks. RCN's premium services include HBO, Cinemax, Showtime and The Movie Channel, as well as supplementary channels such as HBO 2, HBO 3 and Cinemax 2. RCN's StarCinema, available on the Company's advanced fiber optic networks, utilizes the latest "impulse" technology allowing convenient impulse pay-per-view ordering of the latest hit movies and special events instantly from the customer's remote. RCN's "Music Choice" offers 30 different commercial-free music channels delivered to the customer's stereo in digital CD quality sound.

  As of December 31, 1997, RCN had approximately 11,800 subscribers for its video programming services provided over advanced fiber optic networks in New York City and Boston. As of such date, RCN also had approximately 38,000 connections attributable to the wireless video system and approximately 184,900 connections attributable to the hybrid fiber/coaxial cable systems.

  RCN also acts as a provider of DirecTV direct broadcast satellite service to multiple dwelling units ("MDUs") in New York City. DirecTV allows RCN to deliver an additional 175 channels of programming including exclusive sports programming.

  Internet Access and Data Transmission.   RCN's StarPass Internet service
provides access for personal computers to RCN's advanced fiber optic network for a reliable high speed connection to provide access to electronic mail, World Wide Web, Internet chat lines and newsgroups and remote access and file transfer services. RCN provides data transmission services over its advanced fiber optic network either via two-way dial-up modem over traditional telephone lines or via cable modem utilizing RCN's high capacity network. RCN also offers private line point-to-point data transmission services such as DS-1 and DS-3 with the capability to provide higher speed connections as well. Following the recent Erols and Ultranet acquisitions, RCN believes it is the largest regional provider of Internet services in the Northeast.

  Migration of Customers to Advanced Fiber Networks

  RCN provides wireless video services to customers located near its advanced fiber optic network in New York City and provides resale telephone service with a view to extending the advanced fiber optic network and fully activating RCN's own telephone switches to service many of those customers. As RCN's advanced fiber optic network is extended into these areas or buildings, customers receiving wireless video service in New York City will be switched to the advanced fiber optic network from the wireless video network, and the wireless video equipment will be used to provide service to other customers in off-network premises. Similarly, as the advanced fiber optic network is developed and switches are deployed, voice customers will be switched to the advanced fiber optic network from resale accounts, thereby allowing RCN to gain additional revenue (and larger margins) from originating and terminating access fees and to control the related services and service quality.

STRATEGIC RELATIONSHIPS

  RCN has developed a number of strategic alliances and relationships in order to provide it with early entry and to reduce the cost of entry into the market for telecommunications services. RCN expects to continue to pursue opportunities that may be afforded by entering into strategic alliances to facilitate network expansion and entry into new markets.

  Fiber Agreements.   RCN, through its affiliates, has entered into Fiber
Agreements (the "Fiber Agreements"), each dated May 8, 1997, with MFS/WorldCom, which owns or has the right to use certain fiber optic network facilities (the "Fiber Optic Facilities") in the Boston, Massachusetts and Borough of Manhattan, New York, New York markets (the "Service Areas"). Pursuant to the Fiber Agreements, MFS/WorldCom (i) will construct and provide extensions connecting the Fiber Optic Facilities to buildings designated by RCN (the "Extensions") and
(ii) has granted to RCN the right to use certain dedicated fibers in the Fiber Optic Facilities and the Extensions, except that RCN may not use such facilities to deliver telephone services to commercial customers in the Service Areas. In return, RCN has reimbursed MFS/WorldCom for the costs MFS/WorldCom incurred to install, construct and acquire the Fiber Optic Facilities constructed prior to March 31, 1997. RCN has further agreed to pay all of the costs MFS/WorldCom incurs to (i) install, construct and acquire the Fiber Optic Facilities constructed between March 31, 1997 and May 8, 1998 and the Extensions, and (ii) maintain, and support RCN's use of, the Fiber Optic Facilities and the Extensions. Unless earlier terminated upon the occurrence of certain events set forth therein, including a change of control of RCN, the Fiber Agreements terminate by their terms on January 1, 2007, provided that (i) at such time the parties may agree to extend the Fiber Agreements for up to 10 years or enter into other alternative arrangements, and (ii) under certain circumstances, MFS/WorldCom is required to transfer the Extensions to RCN.

  BECO Joint Venture

  In September 1996, RCN and BECO, through wholly owned subsidiaries, entered into a letter of intent to form a joint venture to utilize 126 fiber miles of BECO's fiber optic network to deliver RCN's comprehensive communications package in Greater Boston. The venture, in the form of an unregulated entity with a term expiring in the year 2060, was formed pursuant to a joint venture agreement dated December 23, 1996 (the "Boston Joint Venture Agreement") providing for the organization and operation of RCN-BECOCOM, LLC ("RCN-BECOCOM"). RCN-BECOCOM is a Massachusetts limited liability company organized to own and operate an advanced fiber optic telecommunications network (the "Network") and to provide, in the market in and around Boston, Massachusetts (the "Boston Market"), voice, video and data services, as well as the communications support component of energy related customer services offered by BECO (collectively, the "Boston Services"). RCN, through RCN Massachusetts, owns 51% of the equity interest in RCN-BECOCOM and BECO, through a subsidiary, owns the remaining 49% interest. This joint venture with BECO is reflected on RCN's financial statements on a consolidated basis.

  The closing of the transactions contemplated by the Boston Joint Venture Agreement occurred on June 17, 1997. At the closing, (i) RCN transferred to RCN-BECOCOM its business of providing Boston Services; (ii) BECO transferred to RCN-BECOCOM access to and use of certain existing BECO facilities; (iii) RCN and BECO made initial cash capital contributions to RCN-BECOCOM; and (iv) the parties and/or their affiliates executed and delivered (a) the Amended and Restated Operating Agreement of RCN-BECOCOM dated as of June 17, 1997 (the "Operating Agreement"); (b) the Construction and Indefeasible Right of Use Agreement dated as of June 17, 1997 between BECOCOM, LLC and RCN-BECOCOM (the "IRU Agreement"); (c) the Management Agreement (the "Management Agreement") dated as of June 17, 1997 among RCN Operating Services, Inc. and BECOCOM, Inc.;
(d) the Exchange Agreement dated as of June 17, 1997 (the "Exchange Agreement"); and (e) the Joint Investment and Noncompetition Agreement dated as of June 17, 1997 among RCN Massachusetts, BECOCOM, Inc. and RCN-BECOCOM (the "Joint Investment Agreement").

  Pursuant to the Operating Agreement, RCN and BECO are required to make any additional capital contributions required by RCN-BECOCOM's annual budget on a 51%/49% basis. The annual budget will be prepared by RCN and is subject to review by each member of RCN-BECOCOM. RCN will manage the business of RCN-BECOCOM; however, certain extraordinary actions require the consent of both parties. In addition, the Operating Agreement provides that if a deadlock arises relating to a merger, reorganization, issuances of equity, liquidation or bankruptcy, amendments to the organizational documents or an expansion of operations of RCN-BECOCOM beyond those contemplated by the Operating Agreement, the disputing party will either sell its interest or purchase the other party's interest in the joint venture. Neither RCN nor BECO may transfer its interest in RCN-BECOCOM until June 17, 2000 without the other's written consent. After such date, each party has the right to purchase the interest proposed to be sold by the other party. If a party proposes to sell more than 33% of its interest, the other party has "tag-along" rights to sell a proportionate share of its interest. In the event a member's interest becomes less than 25%, the other members have the option to purchase such interest at fair market value. Upon a change in control of either RCN Massachusetts or BECOCOM, the other party has the right to purchase all of the equity interest in RCN-BECOCOM for fair market value, as determined by an appraisal proceeding.

  RCN will manage the business of RCN-BECOCOM pursuant to the terms of the Management Agreement and, in consideration therefor, will receive reimbursement for its reasonable costs, and a performance-based fee (based on factors including the number of subscribers and operating cash flow) to be determined by agreement of RCN and RCN-BECOCOM. The initial term of the agreement expires on December 31, 2001. The agreement provides for automatic successive three-year renewal periods, unless notice is given ninety days before the end of the period.

  Pursuant to the IRU Agreement, BECO will, for certain agreed upon fees, (i) provide construction services to build out the Network, (ii) make available to RCN-BECOCOM (a) all of the available capacity of BECO's existing fiber backbone, and (b) the ability to use BECO's real estate, poles, easements and other interests for the construction and operation of the Network and (iii) maintain the Network. BECO's construction obligations expire on June 17, 2007 and the term of the IRU Agreement generally expires on December 31, 2060. One year before each respective expiration date, BECO agrees to commence good-faith negotiations to extend construction obligations beyond June 17, 2007 and to allow continued use of BECO's facilities beyond December 31, 2060.

  Under the Joint Investment Agreement, BECO will have the right to acquire up to a 20% equity interest in any joint venture between RCN and an electric utility company formed to provide any services similar to the Boston Services in New England outside the Boston Market. BECO's joint investment right shall terminate (i) upon BECO's stake in RCN-BECOCOM dropping below a 1/3 interest and
(ii) on the later to occur of (a) June 17, 2002 or (b) two years after RCN's stake in RCN-BECOCOM falls below a 1/3 interest. The agreement also provides that neither RCN, BECO nor their affiliates will be permitted to be involved in any other enterprise providing services similar to the Boston Services in the Boston Market. This covenant not to compete will survive for a period of two years after either party is no longer a member of RCN-BECOCOM.

  Pursuant to the Exchange Agreement, BECO had the right at the time of the Distribution, and has the right every two years thereafter, to convert its ownership interest in RCN-BECOCOM into the Common Stock of RCN pursuant to specific terms and conditions, including exercise periods, appraisal procedures and restrictions specifically set forth in the Exchange Agreement. Although BECO exercised its conversion rights, BECO will remain obligated to make 49% of all cash contributions by the parties and any cash contributions made after conversion will result in it owning a portion of RCN-BECOCOM based on the value of RCN-BECOCOM at the time of the contribution. BECO may exercise its conversion rights in whole or in part from time to time. BECO has notified RCN that it has elected to exercise its option to the full extent permitted by the Exchange Agreement with respect to 1997. RCN and BECO are presently in discussions with respect to the calculation of the agreed upon value for the exercise of such option. BECO's right to convert its joint venture interest into Company Common Stock is subject to certain limitations designed to ensure that the conversion does not jeopardize the tax free nature of the Distribution. In the event BECO is unable to convert any portion of its interest as a result of such limitations, BECO has the right to require RCN to purchase such portion. Subject to certain restrictions set forth in the Exchange Agreement, BECO will also be entitled, upon exchanging its investment interest in RCN-BECOCOM for Company Common Stock, to customary registration rights with respect to such shares.

  RCN expects to benefit from the ability to utilize BECO's large fiber optic network, its focus on innovative technology, its sales and marketing expertise and its reach into the market. In the future, the venture may expand into energy management and property monitoring services. Starting in Boston, the joint venture partners will consider further expansion into surrounding markets. RCN anticipates that as a result of its access to the extensive BECO network, RCN's reliance on and utilization of MFS/WorldCom facilities in Boston will be reduced significantly.

  Starpower Joint Venture

  On August 1, 1997, RCN Telecom Services, Inc., a subsidiary of RCN, and Potomac Capital Investment Corporation ("PCI"), a wholly owned subsidiary of PEPCO, entered into a letter of intent (the "Letter of Intent") to form a joint venture to own and operate a communications network to provide voice, video, data and other communications services to residential and commercial customers in the greater Washington, D.C., Virginia and Maryland area (the "Washington, D.C. Market"). Starpower, an unregulated limited liability company with a perpetual term, was formed on October 28, 1997 by RCN Telecom Services of Washington, D.C., Inc. ("RCN Washington") and Pepco Communications. Starpower was formed to construct, own, lease, operate and market a network for the selling of voice, video, data and other telecommunications services (the "Relevant Business") to all potential commercial and residential customers in the Washington, D.C. Market. RCN, through RCN Washington, owns 50% of the equity interest in Starpower and PCI, through Pepco Communications, owns the remaining 50% interest. Starpower is accounted for by RCN under the equity method of accounting.

  The closing (the "Starpower Closing") of the Starpower joint venture occurred on December 19, 1997. At the closing, RCN Washington transferred to Starpower all its right, title and interest in and to (i) all customer accounts of RCN Long Distance in the Washington, D.C. Market, (ii) its business plan in the Washington, D.C. Market and experience with respect to the Relevant Business,
(iii) all building access agreements covering any property located in the Washington, D.C. Market, (iv) the Support Services Agreement (as described below) and (v) the benefit of certain agreements pursuant to the Assignment of Benefits Agreement (as described below). The documents signed at the Starpower Closing were the Amended and Restated Operating Agreement of Starpower dated as of December 18, 1997 by and between Pepco Communications and RCN Washington ("Amended and Restated Operating Agreement"), Fiber Use Agreement dated as of December 18, 1997 between PEPCO and Starpower ("Fiber Use Agreement"), Agency Agreement dated as of December 18, 1997 by and between RCN Washington, RCN Telecom Services of Maryland, Inc., RCN Telecom Services of Virginia, Inc. and Starpower ("Agency Agreement"), Non-competition Agreement dated as of December 18, 1997 by and among RCN Telecom Services, Inc., PCI and Starpower ("Non-competition Agreement"), Assignment of Benefits Agreement dated as of December 18, 1997 by and between RCN Washington and Starpower ("Assignment of Benefits Agreement"), Support Services Agreement dated as of December 18, 1997 by and between RCN Operating Services, Inc. and Starpower ("Support Services Agreement"), Guarantee dated as of December 18, 1997 by PCI on behalf of Pepco Communications in favor of Starpower, Guarantee dated as of December 18, 1997 by RCN on behalf of RCN Washington and other RCN obligors in favor of Starpower and Contribution Agreement dated as of December 18, 1997 by and between RCN Washington and Starpower ("Contribution Agreement"). RCN Washington and Pepco Communications also each paid $12.5 million in cash in January 1998 as their initial capital contributions.

  Pursuant to the Amended and Restated Operating Agreement, RCN Washington and Pepco Communications are each required to make additional capital contributions in accordance with a schedule set forth in such agreement on a 50%/50% basis. Failure of either RCN Washington or Pepco Communications to make a scheduled capital contribution or to vote in favor of certain additional capital contributions may result in the recalculation of equity interests. The business and affairs of Starpower is to be managed by RCN Washington and Pepco Communications. So long as RCN Washington and Pepco Communications maintain a 50%/50% equity interest in the joint venture, each of RCN Washington and Pepco Communications will appoint three members to the operating committee, the approval of which is required for any business action. Certain fundamental business actions, such as mergers, acquisitions, sales of substantially all of the assets, liquidation and amendments to the certificate of organization or any agreement signed at the Starpower Closing, require the unanimous approval of the operating committee regardless of whether the parties continue to maintain a 50%/50% ownership interest. Failure to reach agreement may trigger a deadlock event. In the event a deadlock arises within the first three years of the joint venture, the proposed action shall be deemed rejected. If the deadlock arises thereafter, the disputing party may give a notice to the other party offering to sell its membership or to purchase all membership interests from the other party; the offeree has the obligation to elect to buy or sell its interest. Subject to certain exceptions, neither RCN Washington nor Pepco Communications may sell any interest in Starpower for four years. Thereafter, RCN Washington or Pepco Communications may sell any of its membership interests with the written consent of the other subject to a right of first offer by the other party. RCN Washington shall be restricted from transferring its interest if Pepco Communications can demonstrate that such assignment would have a material adverse impact on Starpower's business. Upon a change of control of RCN Washington or Pepco Communications, which the other party has reason to believe will have a material adverse effect on Starpower, the other party may offer to sell its membership interests or to acquire such party's membership interests or accept the change of control. The offeree has the right to elect to buy or sell its interest. If a party proposes to sell its interest to a third party, the other party has "tag-along" rights to sell a proportionate share of its interest. Both RCN Washington and Pepco Communications may transfer their membership interests to certain affiliates.

  Under the Fiber Use Agreement, PEPCO agreed, for certain agreed upon fees, (i) to provide construction services to develop a network and (ii) to grant Starpower an indefeasible right of use of certain facilities and an irrevocable right to install, maintain, use and operate its strand fiber connections to leased facilities. Starpower has the right, at the end of the term, to purchase not less than the whole network at the fair market value less the amount previously paid by Starpower with respect to such facilities. The initial term is ten years and the agreement may be renewed four times.

  Under the Support Services Agreement, a subsidiary of RCN will provide support services including customer service, billing, marketing, and certain administrative, accounting and technical support services, each of which shall be provided at cost. The Support Services Agreement also contains certain indemnity provisions.

  Under the Non-competition Agreement, for so long as either RCN Washington or Pepco Communications owns an interest in Starpower, neither party nor any of their affiliates may compete with any Relevant Business in the Washington, D.C. Market. Neither RCN Washington nor Pepco Communications shall attempt to solicit, divert or accept business from the customers of Starpower for any Relevant Business in the Washington, D.C. Market or solicit any individual who is employed by Starpower.

  Starpower agreed, in the Agency Agreement, to serve as RCN Washington's exclusive agent for the provision of telephony services in the Washington, D.C. Market until Starpower receives sufficient authorization for it to provide telephony services in the Washington, D.C. Market. All revenues and customers under this Agency Agreement belong to Starpower. Starpower must indemnify RCN Washington for any tax liability resulting from its obligations under this Agency Agreement. The Agency Agreement also contains certain other indemnity provisions.

  Pursuant to the Assignment of Benefits Agreement, RCN Washington assigned the benefits of all of the agreements (the "Assigned Agreements") with suppliers of programming and entertainment, voice, video and data services, telecommunications equipment and other products and services useful in the conduct of the Relevant Business in the Washington, D.C. Market to Starpower. RCN Washington may not transfer or assign its interest in the Assigned Agreements if doing so would have a material adverse effect on Starpower's ability to conduct the Relevant Business in the Washington, D.C. Market. In addition, RCN Washington may not amend, modify or assign the Assigned Agreements without the prior written consent of Starpower and Starpower has the right to terminate any agreement amended, modified or assigned without its consent. RCN Washington has agreed to take all reasonable steps necessary to obtain consent for Starpower to use programming agreements prior to the date Starpower begins offering OVS services. The Assignment of Benefits Agreement expires on December 19, 1998 and Starpower has certain renewal rights. Starpower may terminate the Assignment of Benefits Agreement on 60 days notice.

  RCN has agreed to unconditionally guarantee the due and punctual performance and discharge all of its affiliates' material covenants, warranties, undertakings and other obligations under the agreements signed at the Starpower Closing. PCI has agreed to unconditionally guarantee the due and punctual performance and discharge by Pepco Communications of all its material covenants, warranties, undertakings and other obligations under the Operating Agreement.

RECENT ACQUISITION TRANSACTIONS

  Merger with Erols Internet, Inc.

  Erols is a leading regional ISP with approximately 293,000 residential and business subscribers as of December 31, 1997 in targeted markets, including New York City, Philadelphia, Washington, D.C. and Boston. Erols currently operates 57 physical points of presence ("POPs") throughout its geographic markets, and also currently utilizes 32 "Virtual POPs," which permit subscribers located adjacent to, but outside of the local calling areas of, physical POPs to dial into the Erols network on a local basis through arrangements with the relevant local exchange carrier ("LEC"). Erols offers a broad range of Internet-based services, including (i) Global Trader , Erols' turn-key e-commerce product for small businesses, (ii) Internet security services, including security consulting and virtual private networks, and (iii) Web hosting, design and development services.

  On January 21, 1998, RCN entered into the Agreement and Plan of Merger (the "Erols Merger Agreement") among RCN, Erols, Erol Onaran, Gold & Appel Transfer, S.A., a British Virgin Islands corporation ("Gold & Appel"), and ENET Holding, Inc., a Delaware corporation and a wholly owned subsidiary of RCN ("ENET"), to acquire all of the outstanding shares of common stock of Erols. On February 20, 1998 Erols merged with and into ENET (the "Erols Merger"), with ENET as the surviving corporation. The total consideration paid by RCN in the Erols Merger was $29.2 million in cash, 1,730,648 shares of RCN Common Stock plus the assumption and repayment of $5.8 million of debt (including repayment of accrued interest). Additionally, the Company is converting approximately 999,000 Erols stock options to approximately 699,000 RCN stock options with an average exercise price of $3.424 per share.

  The Erols Merger Agreement contains customary representations, warranties, and covenants by each party, which representations and warranties will survive until March 31, 1999, except for certain specified representations and warranties which will survive indefinitely or until the expiration of the applicable statute of limitations. Pursuant to the Erols Merger Agreement, each party has agreed to provide indemnification from damages arising out of any misrepresentation or breach of warranty, covenant or agreement made or to be performed by such party pursuant to the Erols Merger Agreement. In addition, Erol Onaran has agreed to provide indemnification from damages arising out of any misrepresentation or breach of warranty, covenant or agreement made or to be performed by Erols on or before the Effective Time, subject to certain thresholds and limitations, and arising from certain matters set forth in the Erols Merger Agreement.

  Pursuant to the Erols Merger Agreement, at the Effective Time both an escrow agreement (the "Erols Escrow Agreement") and a registration rights agreement (the "Erols Registration Rights Agreement") were executed and delivered. Under the terms of the Erols Escrow Agreement, RCN delivered to the Erols Escrow Agent an aggregate of approximately $5.84 million in cash and 93,210 shares of RCN Common Stock to be held, invested and distributed by the Erols Escrow Agent pursuant to the Erols Escrow Agreement. Under the terms of the Erols Registration Rights Agreement, Erol Onaran and Gold & Appel will each receive customary demand and piggy-back registration rights, subject to certain limitations as set forth in the Erols Registration Rights Agreement.

  RCN expects to contribute to Starpower, the joint venture with Pepco Communications, the subscribers acquired in the acquisition of Erols located in the Washington, D.C. area in which Starpower operates. The joint venture partners of Starpower are currently negotiating the terms of such contribution. On February 20, 1998, approximately 61% of all of Erols' subscribers were located in the relevant Washington, D.C. area. RCN anticipates that PCI will make a contribution equal to the value of such subscribers.

  Merger With Ultranet Communications, Inc.

  Ultranet is a leading ISP in the Boston area with more than 32,000 residential and business customers in New England. Ultranet provides Internet service to over 500 schools, and is presently building a network which will provide access throughout New Hampshire's universities and colleges. Ultranet has a wide network of 42 POPs. Services Ultranet offers to subscribers include (i) virtual hosting, which gives customers a corporate presence on the Internet, (ii) firewall security, which provides high quality control in monitoring access to documents and visitors to the customer's websites, and (iii) UltraFax, which allows customers to send faxes from their desktops. Ultranet also offers its customers access to its network via an 800 number which allows access from every major city in the world.

  On January 21, 1998, RCN, UNET Holdings, Inc., a wholly-owned subsidiary of RCN, and Ultranet entered into an Agreement and Plan of Merger (the "Ultranet Merger Agreement"). The transaction was completed in February 1998. The total consideration for the acquisition was approximately $7.3 million in cash, approximately 890,384 shares of RCN Common Stock and $3.0 million in deferred compensation. Additionally, the Company is converting approximately 63,500 Ultranet stock options to 117,052 RCN stock options at an average exercise price of $1.825 per share and making cash payments aggregating approximately $.5 million to certain other holders of UltraNet stock options.

  RCN also agrees to indemnify Ultranet and its directors, officers and stockholders from and against liabilities or expenses incurred (i) in connection with the severance benefits under any severance arrangement applying to any former employee of Ultranet employed by RCN after the Ultranet Merger is consummated, (ii) relating to a former employee's employment and/or termination by RCN after the Ultranet Merger is consummated and (iii) incurred by an indemnified person with respect thereto.

  RCN expects to contribute to its joint venture with BECO the subscribers acquired in the acquisition of Ultranet located in the Boston area in which the BECO joint venture operates as well as 1.36% (or all of Erols' subscribers located in Boston) of the subscribers acquired in the acquisition of Erols. On February 27, 1998, approximately 27% of all of Ultranet's subscribers were located in the relevant Boston area. RCN anticipates that BECO will make a corresponding contribution to the joint venture in the form of a note in the principal amount of 49/51 of the agreed value of the subscribers contributed by RCN.

  Indemnification and Noncompetition Agreement

  Certain stockholders holding at least 95% of the Ultranet Common Stock, Series A Preferred Stock and Series B Preferred Stock executed an Indemnification and Noncompetition Agreement (the "Indemnification Agreement") which provides that certain representations and warranties included in the Ultranet Merger Agreement will survive the consummation of the merger. Such stockholders agree to indemnify RCN, severally and on a pro rata basis, and RCN agrees to indemnify the stockholders against all losses incurred by any of them arising out of any breach of any tax representation in the Ultranet Merger Agreement insofar as such breach causes the merger not to qualify as a reorganization or any material failure to perform any of its covenants or agreements contained in the Ultranet Merger Agreement. The maximum amount of indemnification by the stockholders on one hand and by RCN on the other hand is $7.5 million plus certain amounts up to $2.5 million with respect to breach of tax representations.

  The Indemnification Agreement will provide that the stockholders will not knowingly take any action which would cause the merger not to qualify as a reorganization. Certain employees will also agree not to engage in any activity which would compete with Ultranet in the geographic region identified as the "Boston-Washington" corridor for a period ending the earlier of five years after the consummation of the merger or one year after his or her termination (or two years in the case of termination for cause or voluntary termination).

  As a result of the expansion of the Company's Internet business, the Company is exposed to certain uncertainties regarding Internet businesses. The Company's Internet business will depend in part upon the continuing development and expansion of the Internet and the market for Internet access. Important issues concerning business and personal use of the Internet (including security, reliability, cost, ease of use, access and quality of service) remain unresolved and may significantly affect the acceptance of the Internet for commerce and communication and the growth of Internet use. Internet network infrastructure is vulnerable to computer viruses and other similar disruptive problems caused by its users, other Internet users or other third parties. Computer viruses and other problems could lead to interruptions of, delays in, or cessation of service, by the Company, as well as corruption of the Company's or its subscribers' computer systems. In addition, there can be no assurance that subscribers or others will not assert claims of liability against the Company as a result of events such as computer viruses, other inappropriate uses or security breaches. The Company's ability to provide Internet service will depend in part on its ability to provide sufficient capacity, both at the level of particular POPs (affecting only subscribers attempting to use that POP) and in connection with system-wide services (such as e-mail and news services, which can effect all subscribers). In addition, the Company will be dependent in part on the availability of equipment such as modems, servers and other equipment. Furthermore, ISPs participate in the Internet through contractual "peering arrangements" with Internet companies. These contractual arrangements are not subject to regulation and could be subject to revision in terms, conditions or costs over time.

  Acquisition of Lancit Media Entertainment, Ltd.

  On February 27, 1998, RCN entered into an Agreement and Plan of Merger ("Lancit Merger Agreement") with Lancit Media Entertainment, Ltd., a New York corporation ("Lancit"), and LME Acquisition Corporation, a New York corporation and a wholly owned subsidiary of RCN ("LME"). Pursuant to the Lancit Merger Agreement, LME will merge with and into Lancit, with Lancit surviving the merger and becoming a wholly owned subsidiary of RCN (the "Lancit Merger"). Lancit is a producer of high-quality children's programming, which has won 11 Emmy Awards. The consummation of the Lancit Merger is subject to customary conditions, including the approval by Lancit shareholders of the Lancit Merger.

HYBRID FIBER/COAXIAL CABLE SYSTEMS

  RCN's hybrid fiber/coaxial cable systems were operated by C-TEC prior to the Distribution. The following table summarizes the development of the hybrid fiber/coaxial cable systems over the last five years:

                                                                  AS OF DECEMBER 31,
                                    1993          1994             1995                      1996            1997
Homes passed                        118,216        119,761           282,836                  283,940         290,612

Basic subscribers                    87,660         92,140           176,131                  179,932         184,938

Basic penetration                      74.2%          76.9%             62.3%      (1)           63.4%           63.6%

Average monthly revenue per
 subscriber for last month         $  40.98       $  37.67          $  36.73       (1)       $  39.99        $  43.08
 period



  (1) Decline in basic penetration levels and average monthly revenue per subscriber in 1995 reflects the acquisition of the Pennsylvania cable systems, which are in a market in which a competing franchisee also offers service.

  The service areas for these cable television networks enjoy favorable customer demographics. The New York and New Jersey systems primarily serve high growth affluent bedroom communities in suburban New York City, with 28,411 and 76,127 connections at December 31, 1997 respectively. The system in New York State serves ten municipalities in Duchess, Putnam and Westchester Counties, approximately 45 miles north of New York City. The New Jersey system serves 31 contiguous municipalities in Hunterdon, Mercer, Morris and Somerset Counties, approximately 50 miles west of Manhattan. The Pennsylvania system, which is the largest competitive cable television system in the United States, serves Pennsylvania's Lehigh Valley area including the cities of Allentown, Bethlehem and Easton, and virtually all of Lehigh and Northampton Counties, and is located less than 10 miles west of the Company's New Jersey system.

INTERCONNECTION

  Because access to the public switched telephone network is an essential component of any regional or national telecommunications network, interconnection is critical to RCN's ability to provide voice and data services. Bell Atlantic and the other incumbent local exchange carriers ("LECs") and independent telephone companies are required to provide interconnection to competitive local exchange carriers ("CLECs") such as RCN pursuant to the facilities-based interconnection requirements of Section 251 of the 1996 Act. Under the 1996 Act, the Regional Bell Operating Companies' ("RBOC's") ability to offer long-distance service between local access and transport areas ("LATA") is contingent upon their ability to create an environment allowing economically-efficient competition in their local markets for both business and residential services.

  RCN has achieved interconnection through comprehensive telephone service co-carrier interconnection agreements with Bell Atlantic and Sprint-New Jersey covering their service areas in ten states and the District of Columbia in the Northeast and New England-Middle Atlantic corridor areas. These agreements will remain in effect regardless of the outcome of the proceedings regarding Section 251 regulations of the Federal Communications Commission ("FCC"). RCN's interconnection agreements with Bell Atlantic cover its service areas in the states of Massachusetts, New York, Vermont, New Hampshire, Maine, Rhode Island, Delaware, Maryland, New Jersey, Pennsylvania and Virginia and the District of Columbia. The agreement with Sprint-New Jersey covers its service area in the State of New Jersey. All of these agreements have been approved by the state regulatory commissions pursuant to Section 252 of the Communications Act of 1934, as amended by the 1996 Act (the "Communications Act"). RCN believes it has more interconnection agreements with incumbent LECs than any other company focused primarily on the residential telecommunications market.

  The terms of RCN's interconnection agreements with the incumbent LECs include the following provisions: (i) interconnection at any technically feasible point within their networks, equal in quality to what the incumbent LEC provides to itself or to affiliates, (ii) exchange of all local traffic at a fully reciprocal and identical rate; (iii) receipt by RCN of access charges for long distance calls made to and from its customers, including full "pass through" to RCN of such compensation on number portability; (iv) interim number portability arrangements to allow customers to keep their telephone numbers when they switch carriers; (v) unbundled network elements, including local loop transmission from the incumbent LEC's central offices to the customer's premises distinct from local switching or other services; (vi) nondiscriminatory access to 911 and emergency 911 services; directory assistance services to allow RCN's customers to obtain telephone numbers; operator call completion services and white pages directory listings for RCN's customers; and (vii) access to the poles, ducts, conduits and rights-of-way owned or controlled by the incumbent LEC at nondiscriminatory rates. The interconnection agreements generally have an initial term of three years and are cancelable thereafter at 90 days' notice.

RESALE ARRANGEMENTS

  Resale of Bell Atlantic Local Telephone Services

  RCN provides local telephone service on a resale basis to customers not connected to the advanced fiber optic facilities. As of December 31, 1997 RCN had 24,900 customers for local telephone services provided through agreements to act as a reseller of Bell Atlantic local telephone services. RCN offers its resale customers competitive telephone rates and RCN's superior customer service. Resale customers are billed by RCN and RCN personnel provision customer service requests by coordinating with the incumbent LECs on the customers' behalf.

  RCN has entered into agreements to act as a reseller of Bell Atlantic local telephone services, which enable RCN to grow its subscriber base by offering telephone services in advance of connecting the customers to an advanced fiber optic network. RCN's agreements with Bell Atlantic allow RCN to purchase at a "wholesale" discount (the amount of which is determined by regulatory commissions in each state) any telephone services that those companies offer to their end users, such as local exchange services, vertical features including Caller ID, Call Waiting, etc., and regional toll calls. The agreements provide that RCN will be entitled to the most favorable terms and conditions, including wholesale discounts, available to any telecommunications carrier reselling similar services.

  Long Distance Resale

  RCN Long Distance provides long distance telephone services, including private line, operator and calling card services, to residential and business customers throughout the United States. Such services are provided through an owned and leased switching network utilizing leased interconnection facilities and long distance resale. RCN provides on network origination and termination of long distance telephone services throughout the Mid-Atlantic and New England states. For call origination and completion throughout the rest of the country, RCN has various resale agreements. Specifically, RCN has contracted with Level 3 Communications, Inc. ("LCI") for 800/888 origination, Frontier for off network origination of outbound calling and various carriers for terminating calls.

  DirecTV

  In October 1996, RCN signed an agreement with DirecTV to deliver DirecTV's high-power direct broadcast satellite service to multiple dwelling units ("MDUs") in New York City. DirecTV allows RCN to offer an additional 175 channels of programming including exclusive sports programming.

CUSTOMER SERVICE AND BILLING

  RCN has implemented a flexible, customer-service oriented approach which RCN believes differentiates it from the mass-market strategy of the incumbent providers. RCN provides customer service 24 hours a day, seven days a week from established central call centers. The facilities utilize state of the art technology which allows communication with subscribers, field technicians and the Company's field offices. The largest of these facilities is located in Dallas, Pennsylvania and handles the majority of the customer service calls.

  RCN's advanced fiber optic network is continuously monitored for quality control and capacity issues, pursuant to a control system featuring 16 alarm monitor points per hub site and automated housekeeping alarms.

  Billing services for video are provided by CableData while RCN telephony billing services are provided by Consolidated Communications Systems and Services. At the present time, RCN customers receive separate billing statements for video and telephone service although RCN intends to offer a single billing option in the future.

  Account piracy is monitored by ongoing field audits and, in RCN's advanced fiber optic networks, through use of state of the art scrambling systems. Potential new customers are generally screened for credit history before being authorized for service. RCN employs a full-time credit and collection staff as well as a group that seeks to minimize toll fraud by detecting and monitoring suspicious calling patterns.

PROGRAMMING AND SUPPLIERS

  RCN has secured license arrangements with all of its desired programming suppliers, some of which provide volume discount pricing structures and/or offer marketing support to the Company. Many of these arrangements are extensions of long-standing agreements entered into by or on behalf of the Company's hybrid fiber/coaxial cable systems, and some are newly negotiated based upon RCN's "open video system" ("OVS") certifications. RCN has generally obtained these license arrangements on terms and conditions that it considers favorable.

  RCN programming arrangements include arrangements for basic video channels, premium channels including multi-plexing, pay-per-view movies and events, adult entertainment, electronic program guide services and digital music services, as well as retransmission arrangements for relevant network broadcasters.

  The Company generally pays a monthly fee per subscriber per channel for programming purchased from its suppliers. Programming costs increase in the ordinary course of the Company's business as a result of increases in the number of subscribers, expansion of the number of channels provided to customers and contractual rate increases from programming suppliers. The Company anticipates that future contract renewals for video providers such as the Company will result in programming costs exceeding current levels, particularly for sports programming.

  A wide range of national manufacturers are the primary sources of supplies, equipment and materials utilized in the development and enhancement of the Company's networks. RCN has entered into Master Purchase Agreements with certain equipment suppliers which enable it to purchase video and switching equipment on terms which it considers favorable. The Company anticipates that the costs for these supplies, equipment and materials will be significant in future periods. The amount of such costs will depend on numerous factors, many of which are beyond the Company's control.

RCN LONG DISTANCE

  RCN Long Distance Company, a wholly-owned subsidiary of RCN, provides switched-based resale long distance services to customers on the advanced fiber optic network as well as other customers. RCN Long Distance operates the long distance business formerly operated by C-TEC, except within the Commonwealth Service Territory. During 1996, RCN obtained certification in forty-seven states. RCN Long Distance also provides local telephone service to commercial customers. As of December 31, 1997 RCN Long Distance had approximately 13,595 long distance customers.

INTERNATIONAL

  The Company owns a 40% interest in Megacable, the second largest cable television provider in Mexico. Megacable owns 22 wireline cable systems, and one multi-channel multipoint distribution service ("MMDS") cable system, in Mexico, principally on the Pacific and Gulf coasts and including Guadalajara, the second largest city in Mexico, Hermosillo, the largest city in the state of Sonora and Veracruz, the largest city in the state of Veracruz. At December 31, 1997 Megacable's wireline systems passed approximately 635,350 homes and served approximately 209,300 subscribers. Megacable had revenues of $23.2 million for the years ended December 31, 1996 and $30.4 million for the year ended December 31, 1997.

  Additionally, Megacable presently holds a 99% interest in Megacable Comunicaciones de Mexico S.A. ("MCM"). MCM has received a license from the Mexican government to allow it to build a fiber optic network in Mexico City, Monterrey and Guadalajara. MCM intends to use this network to provide local voice and high-speed data service in these cities, principally to commercial customers in Mexico City.

COMPETITION

  Overview

  RCN competes with a wide range of service providers for each of the services that it provides. Virtually all markets for voice and video services are extremely competitive, and RCN expects that competition will intensify in the future. In each of the markets in which it offers voice and video programming services, RCN faces significant competition often from larger, better-financed incumbent local telephone carriers and cable companies, and RCN often competes directly with incumbent providers which have historically dominated their respective local telephone and cable television markets. These incumbents presently have numerous advantages as a result of their historic monopoly control of their respective markets. However, RCN believes that most existing and potential competitors will, at least initially, provide narrower service offerings over limited delivery platforms as compared to the wide range of voice, video and data services that will be provided over RCN's fiber-based networks, thereby providing RCN with an opportunity to achieve important market penetration.

  With respect to local telephone services, RCN competes with the incumbent LECs, and alternative service providers including CLECs. Commercial mobile radio services providers, including cellular carriers (such as Bell

Atlantic Mobile Services), personal communications services ("PCS") carriers (such as Sprint Spectrum), and enhanced specialized mobile radio services ("ESMRS") providers (such as NexTel), may also become a source of competitive local and long distance telephone service. However, RCN believes these operators may primarily use competitive access services to transport their calls among their radio transmitter/receiver sites through networks that avoid the incumbent LECs with whom they compete.

  With respect to long distance telephone services, RCN faces, and expects to continue to face, significant competition from the interexchange carriers ("IXCs"), including AT&T, Sprint and MCI, which account for the majority of all long distance revenue. The major long distance service providers benefit from established market share and from established trade names brought about by nationwide advertising. RCN, however, regards its long-distance service as a complementary service rather than a principal source of revenue. Certain IXCs, including AT&T, MCI and Sprint, have also announced their intention to offer local services in major U.S. markets using their existing infrastructure in combination with resale of incumbent LEC service, lease of unbundled local loops or other providers' services.

  All of the Company's video services face competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment such as off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive online computer services and home video products, including videotape cassette recorders. Among the alternative video distribution technologies are home satellite dish earth stations ("HSDs") which enable individual households to receive many of the satellite-delivered program services formerly available only to cable subscribers. Furthermore, the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Act") contains provisions, which the FCC has implemented with regulations, to enhance the ability of cable competitors to purchase and make available to HSD owners certain satellite-delivered cable programming at competitive costs. RCN faces additional competition from private satellite master antenna television ("SMATV") systems that serve condominiums, apartment and office complexes and private residential developments. The FCC and Congress have adopted policies providing a more favorable operating environment for new and existing technologies that provide, or have the potential to provide, substantial competition to the Company's various video distribution systems. These technologies include, among others, DBS service whereby signals are transmitted by satellite to receiving facilities located on customer premises. The Company expects that its video programming services will face growing competition from current and new DBS service providers. RCN also competes with wireless program distribution services such as multi-channel multipoint distribution service ("MMDS") which use low-power microwave frequencies to transmit video programming over-the-air to subscribers. The Company is unable to predict whether wireless video services will have a material impact on its operations.

  Other new technologies, including Internet-based services, may become competitive with services that RCN can offer. Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the video industry or on the operations of the Company.

  RCN believes that among the existing competitors, the incumbent LECs, incumbent cable providers and the CLECs provide the most direct competition to RCN in the delivery of "last mile" connections for voice and video services.

  Incumbent LECs

  In each of its target markets for advanced fiber optic networks, RCN faces, and expects to continue to face, significant competition from the incumbent LECs (including Bell Atlantic in New York City and Boston), which currently dominate their local telephone markets. RCN competes with the incumbent LECs in its markets for local exchange services on the basis of product offerings (including the ability to offer bundled voice and video services), reliability, state-of-the-art technology and superior customer service, as well as price. RCN believes that its advanced fiber optic networks provide superior technology for delivering high-speed, high-capacity voice, video and data services as compared to the primarily copper wire based networks of the incumbent LECs. However, the incumbent LECs have begun to expand the amount of fiber facilities in their networks and to prepare to re-enter the long distance telephone service market and, in addition, have long-standing relationships with their customers.

  In addition, under the 1996 Act, and ensuing federal and state regulatory initiatives, barriers to local exchange competition are being removed. The introduction of such competition, however, also establishes the predicate for the incumbent RBOCs, such as Bell Atlantic, to provide in-region interexchange long distance services. The incumbent RBOCs are currently allowed to offer "incidental" long distance service in-region and to offer out-of-region long distance service. Once the incumbent RBOCs are allowed to offer in-region long distance services, they will also be in a position to offer single source local and long distance service similar to that offered by RCN and proposed by the three largest IXCs (AT&T, MCI and Sprint). The Company expects that the increased competition made possible by regulatory reform will result in certain pricing and margin pressures in the telecommunications services business.

  RCN has sought, and will continue to seek, to provide a full range of local voice services in competition with incumbent LECs in its service areas. The Company expects that competition for local telephone services will be based primarily on quality, capacity and reliability of network facilities, customer service, response to customer needs, service features and price, and will not be based on any proprietary technology. As a result of the comparatively recent installation of RCN's advanced fiber optic networks, its dual path architecture and the state-of-the-art technology used in its networks, RCN may have capital cost and service quality advantages over some currently available local networks relied upon by the incumbent LECs, as well as the competitive advantage provided by the ability to deliver a bundled voice and video service.

  The 1996 Act permits the incumbent LECs and others to provide a wide variety of video services directly to subscribers in competition with RCN. Various LECs currently are providing video services within and outside their telephone service areas through a variety of distribution methods, including both the deployment of broadband wire facilities and the use of wireless transmission facilities. The Company cannot predict the likelihood of success of video service ventures by LECs or the impact on the Company of such competitive ventures.

  Incumbent Cable Television Service Providers

  Certain of RCN's video service businesses compete with incumbent wireline cable companies in their respective service areas. In particular, RCN's advanced fiber optic networks compete for cable subscribers with the major wireline cable operators in New York City and Boston, primarily Time-Warner Cable in New York City and Cablevision in Boston. RCN's wireless video service in New York City competes primarily with Time-Warner Cable. RCN believes that the expanded capacity and fiber-to-node architecture of its advanced fiber optic networks in New York City and Boston make it better equipped to provide high-capacity communications services than coaxial cable based networks utilizing "tree and branch" architecture. RCN's Pennsylvania hybrid fiber/coaxial cable television system competes with an alternate service provider, Service Electric, which also holds a franchise for the relevant service area.

  Since cable television systems generally operate pursuant to franchises granted on a non-exclusive basis, and the 1992 Act prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to operate cable systems, well-financed businesses from outside the cable industry (such as the public utilities that own certain of the poles on which cable is attached) may become competitors for franchises or providers of competing services.

  CLECs and Other Competitors

  RCN also faces, and expects to continue to face, competition from other potential competitors in certain of the markets in which RCN offers its services. Other CLECs such as Teleport Communications Group, compete for local telephone services, although they have to date focused primarily on the market for commercial customers rather than residential customers. In addition, potential competitors capable of offering private line and special access services also include other smaller long distance carriers, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end-users, including Winstar, Dualstar and New Vision. However, RCN believes that, at least initially, it is relatively unique in its markets in offering bundled voice, video and data services to customers in residential areas, and in striving to connect residential customers directly to its advanced fiber optic network.

  Internet Services

  The market for Internet access services is extremely competitive and highly fragmented. No significant barriers to entry exist, and accordingly competition in this market is expected to intensify. The Company competes (or in the future may compete) directly or indirectly with (i) national and regional ISPs; (ii) established online services; (iii) computer software and technology companies;
(iv) national telecommunications companies; (v) LECs; (vi) cable operators; and
(vii) nonprofit or educational ISPs, and some of these present or potential future competitors have or can be expected to have substantially greater market presence and financial, technical, marketing and other resources than the Company. Certain of the Company's online competitors, including America Online, the Microsoft Network and Prodigy, have introduced unlimited access to the Internet and their proprietary content at flat rates, and certain of the LECs have also introduced competitive flat-rate pricing for unlimited access (without a set-up fee for at least some period of time). Bell Atlantic has recently filed with the Federal Communications Commission (the "FCC") a petition for an exemption from a regulation prohibiting it from building a high-speed network. Bell Atlantic's petition requests that such network, which would serve as an Internet backbone, not be subject to pricing and other regulatory restriction. The network would span the states from Maine to Virginia. There can be no assurance that competition will not lead to pricing pressures in the Internet business.

  New Technologies

  Other new technologies may become competitive with services that RCN can offer. Cellularvision, a provider of local multipoint distribution service ("LMDS"), recently began offering wireless Internet and video programming services in New York City and has announced plans to offer telephone service in the future. Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. In addition, a continuing trend toward business combinations and alliances in the telecommunications industry may also create significant new competitors to RCN. The Company cannot predict whether competition from such developing and future technologies or from such future competitors will have a material impact on its operations.

REGULATION

  The telephone and video programming transmission services offered by the Company are subject to federal, state and local government regulation. The 1996 Act, which became effective in February 1996, introduced widespread changes in the regulation of the communications industry, including the local telephone, long distance telephone, data services, and television entertainment segments in which the Company operates. The 1996 Act was intended to promote competition and decrease regulation of these segments of the industry. The law delegates to both the FCC and the states broad regulatory and administrative authority to implement the 1996 Act.

  Telecommunications Act of 1996

  The 1996 Act eliminates many of the pre-existing legal barriers to competition in the telephone and video programming communications businesses, preempts many of the state barriers to local telephone service competition that previously existed in state and local laws and regulations, and sets basic standards for relationships between telecommunications providers.

  Among other things, the 1996 Act removes barriers to entry in the local exchange telephone market by preempting state and local laws that restrict competition and by requiring LECs to provide nondiscriminatory access and interconnection to potential competitors, such as cable operators, wireless telecommunications providers, and long distance companies. In addition, the 1996 Act provides relief from the earnings restrictions and price controls that have governed the local telephone business for many years. The 1996 Act will also, once certain thresholds are met, allow incumbent RBOCs to enter the long distance market within their own local service regions.

  Regulations promulgated by the FCC under the 1996 Act require LECs to open their telephone networks to competition by providing competitors interconnection, access to unbundled network elements and retail services at wholesale rates. As a result of these changes, companies such as RCN are now able to interconnect with the incumbent LECs in order to provide local exchange services. Numerous parties appealed certain aspects of these regulations, and the appeals were consolidated in the United States Court of Appeals for the Eighth Circuit. On July 18, 1997, the Eighth Circuit found constitutional challenges to certain practices implementing cost provisions of the Telecommunications Act that were ordered by certain state PUCs to be premature; vacated significant portions of the FCC's nationwide pricing rules; and confined the use of combined unbundled network elements to instances where the requesting carrier itself would do the combining. On October 14, 1997, the Eighth Circuit issued a decision vacating additional FCC rules that will likely have the effect of increasing the cost of obtaining the use of combinations of an incumbent LEC's unbundled network elements. On January 26, 1998, the Supreme Court granted a writ of certiorari under which it will review the July 18 Eighth Circuit decision; it is expected (but not yet certain) that the Court will hear arguments on this case in the fall of 1998. The Eighth Circuit decisions create uncertainty about the rules governing pricing and terms and conditions of interconnection agreements, and could make negotiating and enforcing such agreements more difficult and protracted and may require renegotiation of existing agreements. Prior to the Eighth Circuit decisions, the Company had entered into interconnection agreements with Bell Atlantic, covering all of its target market area, that are generally consistent with the FCC guidelines, and those agreements remain in effect notwithstanding the reversal of the FCC rules. There can be no assurance, however, that the Company will be able to obtain or enforce future interconnection agreements, or obtain renewal of existing agreements, on terms acceptable to the Company.

  Certain Bell Operating Companies ("BOCs") have also raised constitutional challenges to restrictions in the 1996 Act preventing BOCs from entering the long distance market in their home region. On December 31, 1997, the U.S. District Court for the Northern District of Texas issued a decision (the "SBC Decision") finding that Sections 271 to 275 of the 1996 Act are unconstitutional. SBC Communications, Inc., et al. v. Federal Communications Commission, et al., Civil Action No. 7:97-CV-163-X. These sections of the Act impose restrictions on the lines of business in which the RBOCs may engage, including establishing the conditions they must satisfy before they may provide in-region interLATA telecommunications services. The District Court has stayed the SBC Decision pending appeal. If the stay is lifted, the RBOCs (including Bell Atlantic, which was permitted to intervene in the case) would be able to provide interLATA services immediately without satisfying the statutory conditions. Although the Company believes the factual assumptions and legal reasoning in the SBC Decision are erroneous and therefore the decision will likely be reversed on appeal, there can be no assurance of this outcome. If the SBC Decision were upheld on appeal it may have an unfavorable effect on the Company's business for at least two reasons. First, RBOCs currently have an incentive to foster competition within their service areas so that they can qualify to offer interLATA services. The SBC Decision removes this incentive by allowing RBOCs to offer interLATA service without regard to their progress in opening their local markets to competition. However, the SBC Decision would not affect other provisions of the Act which create legal obligations for all ILECs to offer interconnection and network access, and therefore will not impair the Company's ability to compete in local exchange markets. Second, the Company is legally able to offer its customers both long distance and local exchange services, which the RBOCs currently may not do. This ability to offer "one-stop shopping" gives the Company a marketing advantage that it would no longer enjoy if the SBC Decision were upheld on appeal. The Company cannot predict either the outcome of these or future challenges to the 1996 Act, any related appeal of regulation or court decision, or the eventual effect on its business or the industry in general.

  The 1996 Act also makes far-reaching changes in the regulation of the video programming transmission services offered by RCN, including changes to the regulations applicable to video operators, the elimination of restrictions on telephone company entry into the video business, and the establishment of a new OVS regulatory structure for telephone companies and others to offer such services. Under the 1996 Act, local telephone companies, including both incumbent LECs such as Bell Atlantic, and CLECs such as RCN, may provide service as traditional cable television operators subject to municipal cable television franchises, or they may opt to provide their programming over non-franchised open video systems subject to certain conditions, including, but not limited to, making available a portion of their channel capacity for use by unaffiliated program distributors and satisfying certain other requirements, including providing capacity for public, educational and government channels, and payment of a gross receipts fee equivalent to the franchise fee paid by the incumbent cable television operator. RCN is one of the first CLECs to provide television programming over an advanced fiber optic network pursuant to the OVS regulations implemented by the FCC under the 1996 Act. As discussed below, RCN is currently providing OVS service in the City of Boston, in the City of New York and in a number of communities surrounding Boston. Starpower is negotiating similar agreements in Washington and surrounding communities.

  Regulation of Voice Services

  RCN's voice business is subject to regulation by the FCC at the federal level with respect to interstate telephone services (i.e., those that originate in one state and terminate in a different state). State regulatory commissions have jurisdiction over intrastate communications (i.e., those that originate and terminate in the same state).

  State Regulation of Intrastate Local and Long Distance Telephone Services. RCN's intrastate telephone services in Boston, New York City, and the Lehigh Valley are (and Starpower's similar services in the Washington area will be) regulated by the public service commissions or comparable agencies of the various states in which these services are offered. RCN subsidiaries have received either permanent or interim authority to offer intrastate telephone services, including local exchange service, in Massachusetts, New York, Pennsylvania, Maryland, the District of Columbia, and Virginia (as well as in some neighboring jurisdictions where the Company does not currently operate but may expand in the future). Starpower has filed separately applications for similar authority in Maryland, the District of Columbia, and Virginia. Starpower's application in Maryland has been granted. RCN's resale agreements with Bell Atlantic have been approved, pursuant to Section 252 of the Communications Act, by state regulatory commissions in Delaware, the District of Columbia, Maine, Maryland, Massachusetts, New York, New Jersey, New Hampshire, Pennsylvania, Rhode Island, Vermont, and Virginia.

  RCN Long Distance Company is authorized to offer intrastate long distance services in Pennsylvania, New York and Massachusetts and, in addition, has received state regulatory authority to offer such services in 45 other states nationwide. Pursuant to such authorizations, RCN Long Distance Company is permitted to resell intrastate long distance services both to other carriers, including RCN's local operating subsidiaries and Starpower for resale to their end user subscribers, and to its own end user customers.

  FCC Regulation of Interstate and International Telephone Services.   RCN,
through several of its subsidiaries, including RCN Long Distance Company, may also provide domestic interstate telephone services nationwide pursuant to tariffs on file at the FCC, and has been authorized by the FCC under Section 214 of the 1996 Act to offer worldwide international services as well. RCN is authorized to resell in-state long-distance services in 48 states (all except Alaska and Hawaii), and, where required, has registered with or obtained licenses or certificates from state regulatory agencies for the provision of this service.

  Local Regulation of Telephone Services.   Municipalities also regulate limited
aspects of RCN's voice business by, for example, imposing various zoning requirements and, in some instances, requiring telecommunications licenses, franchise agreements and/or installation permits for access to local streets and rights-of-way. In New York City, for example, RCN will be required to obtain a telephone franchise in order to provide voice services using its advanced fiber optic network facilities located in the streets of New York City (although services may be provided over certain leased or resold facilities pending receipt of a franchise).

  Regulation of Video Services

  Open Video Systems.   In February 1997, RCN subsidiaries were certified to
operate OVS networks in the five boroughs of New York City and, as part of the BECO joint venture, in Boston and 47 surrounding communities. Initiation of OVS services is subject to completion of an open enrollment period for non-affiliated video programmers to seek capacity on the systems and upon negotiation of certain agreements with local governments. The initial open enrollment period for both the New York City and Boston area systems has expired. RCN executed an agreement with the City of Boston on June 2, 1997, and initiated OVS service in the City on that day. Pursuant to its agreement with the City of Boston, RCN will be required to pay a fee to the City equal to 5% of video revenues. RCN has entered into similar OVS agreements or is in the process of negotiating agreements with certain other Boston-area municipalities, either to offer OVS services or franchised cable television services. RCN executed an agreement with the City of New York on December 29, 1997, and has initiated OVS service in the Borough of Manhattan pursuant to that agreement.

  In areas where it offers video programming services as an OVS operator, RCN is required to hold a 90-day open enrollment period every three years, during which times RCN will be required to offer capacity on its network to other VPPs. Under the OVS regulations, RCN must offer at least two-thirds of its capacity to unaffiliated parties, if demand for such capacity exists during the open enrollment period. In certain areas, RCN is in discussions with local municipal authorities to explore the feasibility of obtaining a cable franchise in lieu of an OVS agreement, and will consider providing RCN video service pursuant to franchise agreements rather than OVS certification, if franchise agreements can be obtained on terms and conditions acceptable to RCN. However, RCN will consider the relative benefits of OVS certification versus local franchise agreements, including the possible imposition of universal service requirements, before making any such decisions. In addition, the current FCC rules concerning OVS are subject to appeal in the United States Court of Appeals and, to the extent that certain favorable aspects of the FCC's rules are overturned on appeal, the determination of whether to operate as an OVS provider versus as a franchised cable television operator may be affected. Moreover, the incumbent cable television provider in Boston, Cablevision Systems, has requested that the FCC permit it to obtain capacity on RCN's Boston area OVS network, and Time Warner, the incumbent cable television provider in certain communities in the Boston area, has made a similar filing at the FCC with respect to its request for capacity on the Boston OVS network. RCN will continue to oppose these requests, but to the extent that the FCC were to grant any such request(s), such a result would likely affect the Company's determination as to whether to operate as an OVS provider versus as a franchised cable television operator.

  Prior to its certification as an OVS provider, RCN offered limited video programming services using the video dial tone ("VDT") services offered by MFS/WorldCom in Manhattan and the City of Boston. In February 1997, the FCC held that MFS/WorldCom's facilities did not qualify as video dialtone facilities entitled to an extension of time to comply with the newly adopted OVS rules; nonetheless, the FCC did not direct MFS/WorldCom and RCN to cease video programming distribution operations over the MFS/WorldCom platform. One of the incumbent cable television companies in New York City has filed a complaint with the New York Public Service Commission challenging the former (pre-OVS) operations of RCN and WorldCom under the VDT framework, which remains pending before that Commission.

  Wireless Video Services.   RCN's 18 GHz wireless video services in New York
City are distributed using microwave facilities provided by Bartholdi Cable pursuant to temporary authorizations issued to Bartholdi Cable by the FCC. Bartholdi Cable has agreed to provide transmission services to RCN until RCN has either converted the wireless video subscribers to its advanced fiber optic network facilities or has obtained FCC authority to provide such services pursuant to its own wireless radio licenses. In addition, Bartholdi Cable has agreed to transfer to RCN the transmission equipment on demand. Bartholdi Cable's obligation to provide transmission services is subject to

Bartholdi Cable having licenses from the FCC to provide such services. The qualifications of Bartholdi Cable to hold certain of the licenses needed to provide transmission services to RCN are at issue in an FCC proceeding in which an Initial Decision was released on March 6, 1998. In the Initial Decision, the Administrative Law Judge found Bartholdi unqualified with respect to 15 such licenses. The Initial Decision will become effective 50 days after its release unless Bartholdi, as expected, files exceptions to the Initial Decision within 30 days of its release or the Commission elects to review the case on its own motion. Because of the uncertainty as to Bartholdi Cable's right in the future to offer transmission services to RCN, the Company filed its own license applications at the FCC for all of the microwave transmission paths which are currently being used by Bartholdi Cable to provide transmission services to RCN and, in light of the increased uncertainties resulting from the Initial Decision in the FCC proceeding involving certain of Bartholdi's licenses, the Company expects now actively to pursue its license applications. While the Company expects to receive authorizations to transmit over these microwave paths, there can be no assurance that RCN will be able to offer wireless video services pursuant to its own FCC licenses or that the FCC's investigation will be resolved favorably. The failure to obtain such license or resolve such proceedings would materially adversely affect the Company's wireless video operations in New York City.

  There can be no assurance that RCN will be able to obtain or retain all necessary authorizations needed to construct advanced fiber optic network facilities, to convert its wireless video subscribers to an advanced fiber optic network or to offer wireless video services pursuant to its own FCC licenses.

  Hybrid Fiber/Coaxial Cable.   RCN's hybrid fiber/coaxial cable systems are
subject to regulation under the Cable Television Consumer Protection and Competition Act of 1992, as amended (the "1992 Act"), which provides, among other things, for rate regulation for cable services in communities that are not subject to "effective competition," certain programming requirements, and broadcast signal carriage requirements that allow local commercial television broadcast stations to require a cable system to carry the station. Local commercial television broadcast stations may elect once every three years to require a cable system to carry the station ("must-carry"), subject to certain exceptions, or to withhold consent and negotiate the terms of carriage ("retransmission consent"). A cable system generally is required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to the mandatory carriage or retransmission consent requirements of the 1992 Act. Local non-commercial television stations are also given mandatory carriage rights. The FCC recently issued rules establishing standards for digital television ("DTV"). Among other provisions, the FCC's rules require television stations to simulcast their NTSC and DTV signals for a period of years. During this simulcast period, it is unclear whether must-carry rules will apply to DTV signals. The Communications Act permits franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. Cable systems with 36 or more channels must designate a portion of their channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator.

  On September 8, 1997, the Company was notified by the FCC that it has ruled that certain of the Company's upper levels of service for its New Jersey systems are regulated levels of service and that the Company's rates for such levels of service have exceeded the allowable rates under the FCC rate regulation rules which have been effective since September 1993. The Company had treated these levels of service as unregulated. The Company intends to contest this decision. The Company does not believe that the ultimate resolution of this matter will have a material impact on its results of operations or financial condition.

  Because a cable communications system uses local streets and rights-of-way, such cable systems are generally subject to state and local regulation, typically imposed through the franchising process. The terms and conditions of state or local government franchises vary materially from jurisdiction to jurisdiction and generally contain provisions governing cable service rates, franchise fees, franchise term, system construction and maintenance obligations, customer service standards, franchise renewal, sale or transfer of the franchise, territory of the franchisee and use and occupancy of public streets and types of cable services provided. Local franchising authorities (state or local, depending on the practice in individual states) may award one or more franchises within their jurisdictions and prohibit non-grandfathered cable systems from operating without a franchise in such jurisdictions. The Communications Act also provides that in granting or renewing franchises, local authorities may establish requirements for cable-related facilities and equipment, but not for video programming or information services other than in broad categories. The Communications Act limits the payment of franchise fees to 5%
of revenues derived from cable operations and permits the cable operator to obtain modification of franchise requirements by the franchise authority or judicial action if warranted by changed circumstances.

  RCN's ability to provide franchised cable television services is dependent to a large extent on its ability to obtain and renew its franchise agreements from local government authorities on generally acceptable terms. RCN currently has 91 franchise agreements relating to the hybrid fiber/coaxial cable systems in New York (outside New York City), New Jersey and Pennsylvania. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction, conditions of service, including the number of channels, the provision of free service to schools and certain other public institutions, and the maintenance of insurance and indemnity bonds. These franchises provide for the payment of fees to the issuing authorities and generally range from 3% to 5% of revenues. The duration of these outstanding franchises presently varies up to the year 2011. To date, all of RCN's cable franchises have been renewed or extended, generally at or prior to their stated expirations and on acceptable terms. Approximately 39 of RCN's hybrid fiber/coaxial cable systems' franchises are due for renewal within the next three years. No assurance can be given that RCN will be able to renew its franchises on acceptable terms. No one franchise accounts for more than 7% of RCN's total revenue. RCN's five largest franchises account for approximately 27% of RCN's total revenue.

  The hybrid fiber/coaxial cable systems are also subject to certain service quality standards and other obligations imposed by the FCC and, where effective competition has not been demonstrated to exist, to rate regulation by the FCC as well. RCN's cable television system in Pennsylvania has been operating in a competitive cable environment for almost 30 years, with approximately 80% of the homes passed having access to an alternate cable operator, Service Electric Cable TV. As a result, the Company's Pennsylvania cable system is exempt from many FCC cable television regulations, including rate regulation. Its other cable television systems in New York State and New Jersey currently remain subject to FCC rate regulation. With the passage of the 1996 Act, however, all cable systems rates will be deregulated as effective competition is shown to exist in the franchise area, or by March 31, 1999, whichever date is sooner. RCN anticipates that the remaining provisions of the 1992 Act that do not relate to rate regulation, such as the provisions relating to retransmission consent and customer service standards, will remain in place and may serve to reduce the future operating margins of RCN's hybrid fiber/coaxial cable television businesses as video programming competition develops in its cable television service markets.

  The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems' use of utility pole and conduit space unless state authorities can demonstrate that they adequately regulate pole attachment rates. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. In some cases, utility companies have increased pole attachment fees for cable systems that have installed fiber optic cables and that are using such cables for the distribution of non-video services. The FCC concluded that, in the absence of state regulation, it has jurisdiction to determine whether utility companies have justified their demand for additional rental fees and that the Communications Act does not permit disparate rates based on the type of service provided over the equipment attached to the utility's pole. The 1996 Act and the FCC's implementing regulations modify the current pole attachment provisions of the Communications Act by immediately permitting certain providers of telecommunications services to rely upon the protections of the current law and by requiring that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. The FCC has recently adopted new regulations to govern the charges for pole attachments used by companies provided telecommunications services, including cable operators. These new pole attachment rate regulations will become effective five years after enactment of the 1996 Act, and any increase in attachment rates resulting from the FCC's new regulations will be phased in equal annual increments over a period of five years beginning on the effective date of the new FCC regulations. The ultimate outcome of these rulemakings and the ultimate impact of any revised FCC rate formula or of any new pole attachment rate regulations on the Company or its businesses cannot be determined at this time.

  The 1992 Act, the 1996 Act and FCC regulations preclude any satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors and require such programmers to sell their programming to other multichannel video distributors. These provisions limit the ability of program suppliers affiliated with cable companies or with common carriers providing satellite delivered video programming directly to their subscribers to offer exclusive programming arrangements to their affiliates. The Communications Act also includes provisions, among others, concerning horizontal and vertical ownership of cable systems, customer service, subscriber privacy, marketing practices, equal employment opportunity, obscene or indecent programming, regulation of technical standards and equipment compatibility.

  In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as equal employment opportunity, syndicated program exclusivity, network program non-duplication, registration of cable systems, maintenance of various records and public inspection files, microwave frequency usage, lockbox availability, sponsorship identification, antenna structure notification, tower marking and lighting, carriage of local sports broadcast programming, application of rules governing political broadcasts, limitations on advertising contained in non-broadcast children's programming, consumer protection and customer service, ownership of home wiring, indecent programming, programmer access to cable systems, programming agreements, technical standards, consumer electronics equipment compatibility and closed captioning. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations.

  Other bills and administrative proposals pertaining to cable television have previously been introduced in Congress or considered by other governmental bodies over the past several years. It is probable that there will be legislative proposals in the future by Congress and other governmental bodies relating to the regulation of communications services.

  Cable television systems are subject to federal compulsory copyright licensing covering the retransmission of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their basic revenues to a federal copyright royalty pool, cable operators can obtain blanket licenses to retransmit the copyrighted material on broadcast signals.

  The data services business, including Internet access, is largely unregulated at this time (apart from federal, state, and local laws and regulations applicable to businesses in general). However, there can be no assurance that this business will not become subject to regulatory restraints. Some jurisdictions have sought to impose taxes and other burdens on providers of data services, and to regulate content provided via the Internet and other information services. RCN expects that proposals of this nature will continue to be debated in Congress and state legislatures in the future. In addition, although the FCC has on several occasions rejected proposals to impose additional costs on providers of Internet access service and other data services to the extent they use local exchange telephone network facilities for access to their customers, similar proposals may well be considered by the FCC or Congress in the future.

  The foregoing does not purport to describe all present and proposed federal, state, and local regulations and legislation affecting the telephone, video programming and internet access industries. Other existing federal regulations, copyright licensing, and, in many jurisdictions, state and local franchise requirements, are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which communications companies operate. The ultimate outcome of these proceedings, and the ultimate impact of the 1996 Act or any final regulations adopted pursuant to the new law on RCN or its businesses cannot be determined at this time.

RELATIONSHIP AMONG RCN, CTE AND CABLE MICHIGAN

  The Distribution Agreement defines certain aspects of the relationship among CTE, RCN and Cable Michigan and provides for the allocation of certain assets and liabilities among CTE, RCN and Cable Michigan. CTE, RCN and Cable Michigan have also entered into a Tax Sharing Agreement dated as of September 5, 1997 (the "Tax Sharing Agreement") to define certain aspects of their relationship with respect to taxes and to provide for the allocation of tax assets and liabilities.

  Indemnification

  RCN, CTE and Cable Michigan have agreed to indemnify one another against certain liabilities. RCN has agreed to indemnify CTE and its subsidiaries at the time of the Distribution (collectively, the "CTE Group") and the respective directors, officers, employees and affiliates of each person in the CTE Group (collectively, the "CTE Indemnitees") and Cable Michigan and its subsidiaries at the time of the Distribution (collectively, the "Cable Michigan Group") and the respective directors, officers, employees and affiliates of each person in the Cable Michigan Group (collectively, the "Cable Michigan Indemnitees") from and against any and all damage, loss, liability and expense ("Losses") incurred or suffered by any of the CTE Indemnitees or the Cable Michigan Indemnitees, respectively, (i) arising out of, or due to the failure of RCN or any of its subsidiaries at the time of the Distribution (collectively, the "RCN Group") to pay, perform or otherwise discharge any of the RCN Liabilities (as defined below), (ii) arising out of the breach by any member of the RCN Group of any obligation under the Distribution Agreement or any of the other Distribution Documents and (iii) in the case of the CTE Indemnitees, arising out of the provision by the CTE Group of the services described below to the RCN Group except to the extent that such Losses result from the gross negligence or willful misconduct of a CTE Indemnitee. "RCN Liabilities" refers to (i) all liabilities of the RCN Group under the Distribution Agreement or any of the other Distribution Documents, (ii) all other liabilities of RCN, CTE or Cable Michigan (or their respective subsidiaries), except as specifically provided in the Distribution Agreement or any of the other Distribution Documents and whether arising before, on or after the Distribution Date, to the extent such liabilities arise primarily from or relate primarily to the management or conduct of the RCN Businesses prior to the effective time of the Distribution (the liabilities in clauses (i) and (ii) collectively, the "True RCN Liabilities") and (iii) 30% of the Shared Liabilities (as defined below).

  Cable Michigan has agreed to indemnify the RCN Group and the respective directors, officers, employees and affiliates of each person in the RCN Group (collectively, the "RCN Indemnitees") and the CTE Indemnitees from and against any and all Losses incurred or suffered by any of the RCN Indemnitees or the CTE Indemnitees, respectively, (i) arising out of, or due to the failure of any person in the Cable Michigan Group to pay, perform or otherwise discharge any of the Cable Michigan Liabilities (as defined below), (ii) arising out of the breach by any member of the Cable Michigan Group of any obligation under the Distribution Agreement or any of the other Distribution Documents, (iii) in the case of the CTE Indemnitees, arising out of the provision by the CTE Group of services to the Cable Michigan Group except to the extent that such Losses result from the gross negligence or willful misconduct of a CTE Indemnitee and
(iv) in the case of the RCN Indemnitees, arising out of the provision by RCN of the services described below to the Cable Michigan Group except to the extent that such Losses result from the gross negligence or willful misconduct of an RCN Indemnitee. "Cable Michigan Liabilities" refers to (i) all liabilities of the Cable Michigan Group under the Distribution Agreement or any of the other Distribution Documents, (ii) all other liabilities of the Cable Michigan, RCN or CTE (or their respective subsidiaries), except as specifically provided in the Distribution Agreement or any of the other Distribution Documents and whether arising before, on or after the Distribution Date, to the extent such liabilities arise primarily from or relate primarily to the management or conduct of the business of the Cable Michigan Group prior to the effective time of the Distribution (the liabilities in clauses (i) and (ii) collectively, the "True Cable Michigan Liabilities") and (iii) 20% of the Shared Liabilities (as defined below).

  CTE has agreed to indemnify the Cable Michigan Indemnitees and the RCN Indemnitees from and against any and all Losses incurred or suffered by any of the Cable Michigan Indemnitees or the RCN Indemnitees, respectively, (i) arising out of, or due to the failure of any person in the CTE Group to pay, perform or otherwise discharge any of the CTE Liabilities (as defined below), (ii) arising out of the breach by any member of the CTE Group of any obligation under the Distribution Agreement or any of the other Distribution Documents and (iii) in the case of the RCN Indemnitees, arising out of the provision by RCN of the services described below to the CTE Group except to the extent that such Losses result from the gross negligence or willful misconduct of an RCN Indemnitee. "CTE Liabilities" refers to (i) all liabilities of the CTE Group under the Distribution Agreement or any of the other Distribution Documents, (ii) all other liabilities of Cable Michigan, RCN or CTE (or their respective subsidiaries), except as specifically provided in the Distribution Agreement or any of the other Distribution Documents and whether arising before, on or after the Distribution Date, to the extent such liabilities arise primarily from or relate primarily to the management or conduct of the business of the CTE Group prior to the effective time of the Distribution (the liabilities in clauses (i) and (ii) collectively, the "True CTE Liabilities") and (iii) 50% of the Shared Liabilities (as defined below).

  "Shared Liability" means any liability (whether arising before, on or after the Distribution Date) of CTE, RCN or Cable Michigan or their respective subsidiaries which (i)(a) arises from the conduct of the corporate overhead function with respect to CTE and its subsidiaries prior to the effective time of the Distribution with certain exceptions or (b) is one of certain fees and expenses incurred in connection with the Restructuring and (ii) is not a True CTE Liability, a True RCN Liability or a True Cable Michigan Liability.

  RCN, Cable Michigan and CTE have also generally agreed to indemnify each other and each other's affiliates and controlling persons from certain liabilities under the securities laws in connection with certain information provided to shareholders in connection with the Distribution.

  The Distribution Agreement also includes procedures for notice and payment of indemnification claims and provides that the indemnifying party may assume the defense of claims or suits brought by third parties for non-Shared Liabilities and may participate in the defense of claims or suits brought by third parties for Shared Liabilities. RCN is entitled to assume the defense of claims or suits brought by third parties for Shared Liabilities. Any indemnification paid under the foregoing indemnities is to be paid net of the amount of any insurance or other amounts that would be payable by any third party to the indemnified party in the absence of such indemnity.

  The Company does not believe that any of the foregoing indemnities will have a material adverse effect on the business, financial condition or results of operations of the Company.

  Employee Matters

  Under the Distribution Agreement, RCN, Cable Michigan and CTE agreed generally to assume employee benefits-related liabilities with respect to its current and, in some cases, former employees. Each of RCN, Cable Michigan and CTE also agreed to an allocation of employee-related liabilities arising out of certain shared operations prior to the Distribution on the same basis as Shared Liabilities are allocated.

  Services and Other Arrangements

  RCN has agreed to provide or cause to be provided to the CTE Group the following services: (i) accounting, (ii) payroll, (iii) management supervision,
(iv) cash management, (v) human resources and benefit plan administration, (vi) insurance administration, (vii) legal, (viii) tax, (ix) internal audit, (x) investor and public relations and (xi) other miscellaneous administrative services. The fee per year for these services will be 3.5% of the first $175 million of revenue of the CTE Group and 1.75% of any additional revenue.

  RCN has also agreed to provide or cause to be provided to the Cable Michigan Group certain specified services for a transitional period after the Distribution. The transitional services to be provided are the following: (i) customer service, (ii) marketing, (iii) accounting, (iv) payroll, (v) management supervision, (vi) cash management, (vii) human resources and benefit plan administration, (viii) insurance administration, (ix) legal, (x) tax, (xi) internal audit, (xii) programming administration, (xiii) billing, (xiv) monthly cable guides, (xv) investor and public relations, (xvi) provision of third party programming, and (xvii) other miscellaneous administrative services. Subject to certain limitations, the fee per year for services listed in items (ii)-(xiii),
(xv) and (xvii) will be 4.0% of the revenues of the Cable Michigan Group plus a direct allocation of certain consolidated cable administration functions. The fee for customer service listed in item (i) along with the billing service listed in item (xiii) will be a pro rata share (based on the relative number of subscribers) of the fees and expenses incurred by RCN to provide such customer billing services and fees to the RCN Group and the Cable Michigan Group. The third party expense incurred by RCN to obtain third party programming and monthly cable guides for Cable Michigan referred to in items (xiv) and (xvi) above, are reimbursed to RCN by Cable Michigan and no additional fee is charged with respect thereto.

  CTE has agreed to provide or cause to be provided to the RCN Group and the Cable Michigan Group financial data processing applications, lockbox services, storage facilities, LAN and WAN support services, building maintenance and other miscellaneous administrative services for a transitional period after the Distribution. The fees for such services and arrangements will be an allocated portion (based on relative usage) of the cost incurred by CTE to provide such services and arrangements to all three groups.

  The services will terminate upon 60 days notice by either the service provider or the relevant service recipient, except that the billing, customer service, programming administration and provision of third party programming services provided by RCN to Cable Michigan may not be terminated by RCN on less than one year advance notice to Cable Michigan. A service recipient may also terminate individual services by giving 60 days notice to the applicable service provider.

  The aforementioned arrangements are not the result of arm's length negotiation between unrelated parties as Cable Michigan, CTE and RCN have certain common officers and directors. Although the transitional service arrangements in such agreements are designed to reflect arrangements that would have been agreed upon by parties negotiating at arm's length, there can be no assurance that Cable Michigan would not be able to obtain similar services at a lower cost from unrelated third parties. Additional or modified agreements, arrangements and transactions may be entered into between the Cable Michigan and either or both of CTE and RCN after the Distribution, which will be negotiated at arm's length.

  Miscellaneous

  The Distribution Agreement also contains provisions concerning access to information and records and rights to technology, software, intellectual property, know-how or other proprietary rights owned, licensed or held for use by the respective Groups. The Distribution Agreement provides that any dispute arising out of or in connection with the Distribution Agreement will be submitted to arbitration in accordance with the procedures described in the Agreement.

  There exist relationships among CTE, RCN and Cable Michigan that may lead to conflicts of interest. Each of CTE, RCN and Cable Michigan is effectively controlled by Kiewit Telecom. In addition, the majority of the Company's named executive officers will also be acting as directors and/or executive officers of one or more group companies. See "Item 10: Directors and Executive Officers of the Registrant." The success of the Company may be affected by the degree of involvement of its officers and directors in the Company's business and the abilities of the Company's officers, directors and employees in managing both the Company and the operations of other group companies. Potential conflicts of interest will be dealt with on a case-by-case basis taking into consideration relevant factors including the requirements of NASDAQ and prevailing corporate practices.

  Tax Sharing Agreement

  The Tax Sharing Agreement governs contingent tax liabilities and benefits, tax contests and other tax matters with respect to tax returns filed with respect to tax periods, in the case of Cable Michigan, ending or deemed to end on or before the Distribution Date. Under the Tax Sharing Agreement, Adjustments (as defined in the Tax Sharing Agreement) to taxes that are clearly attributable to the Cable Michigan Group, the RCN Group, or the CTE Group will be allocated solely to such group. Adjustments to all other tax liabilities will generally be allocated 50% to CTE, 20% to Cable Michigan and 30% to RCN.

EMPLOYEES

  As of December 31, 1997, the Company had 1,150 full-time employees including general office and administrative personnel. The Company considers relations with its employees to be good.

INDUSTRY SEGMENTS

  Financial information regarding the Registrant's industry segments is set forth in Note 2 to the consolidated financial statements included herein.

ITEM 2.  PROPERTIES

  Overview of Advanced Fiber Optic Networks

  RCN's advanced fiber optic networks in Boston and New York City are, and RCN expects that its future networks will be, designed to support voice, video and data services via a switched, fiber-rich network architecture. The Company's full service advanced fiber optic networks in Boston and New York City consist of owned or leased fiber optic cables, local and long distance digital switches, video headends, video and voice transmission and distribution equipment and associated wiring and network termination equipment. The Company's local telephone switching network (consisting of Lucent 5ESS-2000 switches) is installed and fully operational in Boston and in New York City. The networks' leased fiber optic cables make up the fiber backbone, which acts as the common signal transport medium for both digital signals (voice and data) and analog signals (video). In both New York City and Boston, the digital backbone transmission network utilizes synchronous optical network ("SONET") self-healing rings that provide high speed, redundant connections for the delivery of RCN's voice and data services. Facility connections from the backbone network to individual buildings or service areas are provided by either leased facilities provided by MFS/WorldCom, BECO or the incumbent LEC, or through RCN-owned fiber. This fiber backbone includes over 5,267 fiber miles in New York City and over 9,347 fiber miles in Boston. RCN owns two switches (one in Boston and one in New York City) and two General Instrument video headends that are installed and in service in both Boston and New York City. As of December 31, 1997, RCN had connected 493 buildings (424 in NYC and 69 in Boston) to its facilities.

  Fiber optic systems are suitable for transmission of digitized voice, data, video or a combination of these types of information. The main benefits of deploying fiber in place of traditional coaxial cable or copper wire result from its greater capacity, increased functionality, smaller size and decreased requirements for periodic amplification of the signal. These factors contribute to lower installation and maintenance costs and increase the variety and quality of the service offerings. The inherent bandwidth limitations of twisted pair copper wire historically used in telephone networks present a substantial obstacle to the use of existing telephone networks to provide video programming services. Although coaxial cable provides substantially greater bandwidth than twisted pair copper wire, fiber optic cable provides substantially greater bandwidth than coaxial cable. Consequently, newly constructed fiber networks such as RCN's provide a superior platform for delivering high speed, high capacity voice, video and data services as compared to systems based on copper wire or coaxial cable networks.

  The fiber cable utilized by RCN's networks has the increased capacity and bandwidth necessary for complex data and video transmission. The fiber optic cable typically contains between 12 and 288 fiber strands, each of which is capable of providing many telecommunications channels or "circuits". Depending on transmission electronics, a single pair of glass fibers on RCN's networks currently can transmit tens of thousands of simultaneous voice conversations, whereas even with multiplexing equipment a typical pair of copper wires can carry a maximum of 24 simultaneous conversations. Although the LECs commonly use copper wire in their networks, they are currently deploying fiber optic cable to upgrade portions of their copper based network, particularly in areas served by RCN. RCN expects that continuing development in communications equipment will increase the capacity of each optical fiber, thereby providing even more capacity at relatively low incremental cost.

  As the Company's network is further developed, it will be dependent on certain strategic alliances and other arrangements in order to provide the full range of its telecommunication service offerings. These relationships include RCN's arrangements with MFS/WorldCom to lease portions of MFS/WorldCom's fiber optic network in

New York City and Boston, RCN's joint venture with BECO under which the Company has access to BECO's extensive fiber optic network in Greater Boston, the Starpower joint venture with Pepco Communications, a subsidiary of PEPCO, and RCN's arrangements to lease Bell Atlantic unbundled local loop and T-1 facilities. See "Strategic Relationships" and "Voice Services Advanced Fiber OpticNetworks." Any disruption of these arrangements and relationships could have a material adverse effect on the Company.

  Voice Services

  Advanced Fiber Optic Networks.   The Company's advanced fiber optic networks
in New York City and Boston utilize a voice network that supports both switched and non-switched (private line) services. Individual buildings are connected to the network backbone via fiber extensions that are generally terminated on SONET equipment, which provide redundant and fail-safe interconnection between the building and the RCN central office or switch location. In situations where fiber extensions are not yet available, interim facility connections can be provided by leasing special access facilities through a leasing arrangement with MFS/WorldCom or the incumbent LEC. In this regard, RCN has in place arrangements which allow it to lease certain facilities owned by the incumbent LECs (unbundled local loops and T-1 facilities) to provide voice services. This enables RCN to provide voice and data services to off-net subscribers who are not physically connected to RCN's advanced fiber optic network. As RCN's network expands to reach more areas within a target market, subscribers served by these temporary connections will be migrated to RCN's advanced fiber optic network. Within a building (or small grouping of buildings) a voice service hub is established by installing an Integrated Digital Loop Carrier ("IDLC") device, which acts as the point of interface between the SONET backbone facility and the intra-building wiring. Each IDLC is installed with a standby power system and is capable of serving up to 672 lines. The IDLC is capable of supporting a wide range of both non-switched services (DS-1, digital data) and switched voice services and features including ISDN, Custom Calling and CLASS features. Within each building, internal wiring (twisted pair copper cable) connects the IDLC to the customer premises and the customer-owned telephone equipment. In certain instances, voice service is extended to other buildings in the building group or cluster via either fiber optic cable or twisted pair copper cable. At the time of initial wiring, RCN generally installs wiring in excess of its initial requirements, in order to meet future subscriber demand.

  Video Programming

  Advanced Fiber Optic Networks.   There are presently two video headend
locations within RCN's advanced fiber optic networks in New York City and Boston. The video headends consist of optical transmitters, optical receivers, satellite receivers, signal processors, modulators, encoding equipment and network status monitoring and automated tape distribution equipment. From the headend, the video signal is distributed to individual fiber nodes or receivers via the same fiber cable backbone used to deliver the voice and data service. The fiber cable terminates in a fiber optic receiver within an individual building or service area. From the fiber node, coaxial cable and related distribution equipment is used to distribute the video signals to the customer premises. The bandwidth of the video distribution is a minimum of 750 MHZ, which is capable of supporting a minimum of 110 video channels. This distribution plant is specifically designed to be predominantly fiber-based, which increases the reliability and improves the quality of the services delivered compared to traditional cable television distribution architectures.

  Wireless Video.   RCN also owns and operates a "wireless video" television
system (which was formerly operated as Liberty Cable Television of New York, the operations of which were acquired by RCN in 1996) using point-to-point 18GHz microwave technology. RCN is utilizing this system in New York City as an alternate platform for delivering television programming to buildings that are not yet connected to the advanced fiber optic network. RCN expects that the majority of the buildings currently served by the wireless service will ultimately be connected to the network, to the extent that connection is feasible. As buildings are connected to the RCN network, RCN will reuse the microwave equipment to provide service to other customers in off-network premises. The transmission equipment and microwave services used to provide RCN's wireless service are provided by Bartholdi Cable, which formerly operated Liberty Cable Television of New York. Bartholdi Cable has agreed to provide transmission services to RCN until RCN has either converted the subscribers to its advanced fiber optic network or has obtained FCC authority to provide such services pursuant to its own licenses. In addition, Bartholdi Cable has agreed to transfer to RCN the transmission equipment on demand. Bartholdi Cable's obligation to provide transmission services is subject to Bartholdi Cable having authority to provide such services. The qualifications of

Bartholdi Cable to hold certain of the licenses needed to provide transmission services to RCN are at issue in an FCC proceeding in which an Initial Decision was released on March 6, 1998. In the Initial Decision, the Administrative Law Judge found Bartholdi Cable unqualified with respect to 15 such licenses. The Initial Decision will become effective 50 days after its release unless Bartholdi Cable, as expected, files exceptions to the Initial Decision within 30 days of its release or the FCC elects to review the case on its own motion. Because of the uncertainty as to Bartholdi Cable's right in the future to offer transmission services to RCN, the Company has filed its own license applications at the FCC for all of the microwave transmission paths which are currently being used by Bartholdi Cable to provide transmission services to RCN and, in light of the increased uncertainties resulting from the Initial Decision in the FCC proceeding involving certain of Bartholdi Cable's licenses, the Company expects now actively to pursue its license applications. There can be no assurance that RCN will be able to obtain its own FCC license.

  Hybrid Fiber/Coaxial Cable Systems.   RCN owns and operates hybrid
fiber/coaxial cable television networks in Pennsylvania, New Jersey and New York State (outside of New York City), all within 75 miles of New York City. These networks offer expanded bandwidth and a platform for two-way services, and have an aggregate of 658 route miles of fiber optic cable, including separate high capacity fiber optic rings with a minimum 84 fibers in Pennsylvania (covering approximately 69 route miles) designed and constructed as competitive telephony networks. The New York system includes 211 route miles of fiber optic cable serving 98 nodes from one head-end. Approximately 70% of the New York system is two-way active 750 MHz plant with 84 active channels of programming. The New Jersey system has deployed 144 route miles of fiber optic cable (over 30 miles of which is two-way active) from two head-ends, and generally operates a 400/450 MHz plant providing 62 channels of video programming. The Pennsylvania system operates 2,649 miles of coaxial cable and over 234 route miles of fiber with 43 nodes from one headend, operating at 550 MHz with 84 active channels. All of the Company's hybrid fiber/coaxial cable systems are 100% one-way addressable.

  These fiber-rich networks provide a basic fiber optic platform capable of enhancement for supporting two-way services, such as high-speed Internet services, in the future. RCN is presently expanding the fiber capacity of certain of these fiber/coaxial cable television networks so that they will be capable of delivering switched two-way services in the future. In August 1997, RCN commenced offering resold local phone service, long distance and Internet access to customers in the area served by its Hybrid Fiber/Coaxial Cable Systems in Pennsylvania.

  Data Services. RCN's Internet access and data transmission services are currently provided over the advanced fiber optic network via dial-up modems facilitated through the RCN voice network in on-net subscriber applications. In off-net situations, subscribers use conventional dial-up modems through the incumbent LEC network to access RCN's Internet transmission network. RCN is beginning to offer Internet and data transmission services via cable modems. Cable modems, which utilize the broadband coaxial plant, offer higher speed access for data transmission than the speeds achieved by conventional telephone dial-up technology.

  Erols provides high quality Internet access services to businesses by utilizing high-speed access via ISDN, frame relay, fractional T-1, T-1 and T-3 circuits. Erols' network infrastructure currently supports modems with dial-access speeds of up to 56 Kbps. Erols provides new dial-access subscribers with its easy-to-install proprietary access software package, which incorporates a telephone dialer, an e-mail platform, a Web browser (either Netscape Communication Corporation's ("Netscape") Navigator (a registered trademark of Netscape) or Microsoft Corp.'s Microsoft(R) Internet Explorer) and SurfWatchTM software for parental control over Internet content access. This software package permits simplified access to the Internet through a "point and click" graphical user interface. After installation, the subscriber has a direct connection to the Internet using Point-to-Point Protocol and access to all of the Internet's resources, including e-mail, the World Wide Web, Usenet News service and Internet Relay Chat. Access software automatically displays the Erols World Wide Web site each time a subscriber logs on, providing Erols with the opportunity to communicate with its subscribers at the start of each session. Erols maintains "24 x 7" subscriber and technical support 365 days a year.

  Erols' services currently rely on the widespread commercial use of Transmission Control Protocol/Internet Protocol ("TCP/IP"). Alternative open and proprietary protocol standards that compete with TCP/IP, including proprietary protocols developed by International Business Machines Corporation ("IBM") and Novell, Inc. have been or are being developed. The adoption of such new industry standards could render the Company's existing services obsolete and unmarketable or require reduction in the fees charged therefor.

  Erols relies on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect its proprietary technology. However, there can be no assurance that Erols' technology will not be misappropriated or that equivalent or superior technologies will not be developed. In addition, there can be no assurance that third parties will not assert that the Erols' services or its users' content infringe their proprietary rights. The Company has obtained authorization, typically in the form of a license, to distribute third-party software incorporated in the Erols access software product for Windows 3.1, Windows 95, Windows NT and Macintosh platforms. The Company plans to maintain or negotiate renewals of existing software licenses and authorizations. The Company may want or need to license other applications in the future.

  Ultranet utilizes K56Flex protocol to support its points of presence ("POPs"), a result of a major mid-1997 upgrade in Ultranet transmission equipment. This advancement has empowered users to gain access to two to four times more quickly to equipment that is also more reliable. The new infrastructure takes advantage of Rockwell technology that supports the K56Flex modems (speeds up to 56 Kbps) and ISDN (speeds up to 128 Kbps). By connecting users to the Internet faster, downloading time is decreased, and in turn, telephone costs and time online.

  RCN intends to extend its network to cover most of the areas currently served by Erols and Ultranet and ultimately to migrate most of those customers to RCN's advanced fiber optic network, subject to certain regulatory approvals and the approval of RCN's joint venture partners.

ITEM 3. LEGAL PROCEEDINGS

  On September 30, 1997, the Yee Family Trusts, as holders of CTE's Preferred Stock Series A and Preferred Stock Series B, filed an action against the Company, CTE and Cable Michigan and certain present and former directors of CTE in the Superior Court of New Jersey, Chancery Division. The complaint alleges that CTE's restructuring constituted a fradulent conveyance and alleges breaches of contract and fiduciary duties and of the convenant of good faith and fair dealing in connection with the restructuring. On December 1, 1997, the complaint was amended to allege that CTE's distribution of the common stock of the Company and Cable Michigan was an unlawful distribution in violation of 15 Pa.CS. 1551(b)(2). The plaintiffs are seeking to set aside the alleged fraudulent conveyance and unspecified monetary damages. The Company believes this lawsuit is without merit and intends to contest this action vigorously. On January 9, 1998, CTE filed a Motion to Dismiss, or in the Alternative, for Summary Judgment. The plaintiffs filed their response on March 9, 1998. The Company's reply brief is due on April 6, 1998 and argument on the motion is set for April 17, 1998.

  In the normal course of business, there are various legal proceedings outstanding. In the opinion of management, these proceedings will not have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of the Registrant's 1997 fiscal year.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an un-numbered Item in Part I of this Report in lieu of being included in the definitive proxy statement relating to the Registrant's Annual Meeting of Shareholders to be filed by Registrant with the Commission pursuant to Section 14(A) of the Securities Exchange Act of 1934 (the "1934 Act").

Executive Officers of the Registrant

  David C. McCourt,41, has been the Chairman and Chief Executive Officer of the Company as well as a Director since September 1997. Mr. McCourt has served as a Director and Chairman and Chief Executive Officer of Cable Michigan since September 30, 1997. In addition, he is a Director and Chairman and Chief Executive Officer of Commonwealth Telephone Enterprises, Inc. ("CTE") positions he has held since October 1993. Mr. McCourt has also been President and Chief Executive Officer, as well as a Director of Kiewit Telecom Holdings, Inc. He has also been Chairman and Chief Executive Officer as well as a Director of Mercom since October 1993, Director of MFS Communications Company, Inc. from July 1990 to December 1996, President and a Director of Metropolitan Fiber Systems/McCourt, Inc., a subsidiary of MFS Telecom, Inc., since 1988, a Director of Cable Satellite Public Affairs Network ("C-SPAN") since June 1995, a Director of WorldCom, Inc. since December 1996 and a Director of Kiewit Diversified Group, Inc. now Level 3 Communications, Inc. since August 1997.

  Michael J. Mahoney, 47, has been the President and Chief Operating Officer, as well as a Director of the Company since September 1997. Mr. Mahoney is also a Director of CTE, a position he has held since May 1995. Mr. Mahoney was President and Chief Operating Officer of CTE from February 1994 to September 1997, President and Chief Operating Officer of Mercom from February 1994 to October 1997 and a Director of Mercom since January 1994. In addition, he was Executive Vice President of Cable Television Group from June 1991 to March 1994 and Executive Vice President of Mercom from December 1991 to March 1994.

  Dennis J. Spina, 53, has served as Director, Vice-Chairman and President of Internet Services of the Company since February 1998. Previously, he served as Chief Executive Officer of Erol's Internet Services, Inc. ("Erol's") from August 1996 to February 1998. From January 1996 until July 1996, he worked as an independent consultant in the service and distribution industry. From November 1994 to December 1995, he served as President and Chief Executive Officer of International Service systems, a company engaged in the business of janitorial and energy management. From August 1990 to October 1994, he served as President and Chief Executive Officer of Suburban Propane, Inc. ("Suburban Propane"), a division of Hanson PLC. He was hired in a turnaround capacity and also served as President and Chief Executive Officer of Petrolane, Inc. ("Petrolane"), a propane distribution company managed by Suburban Propane, from August 1990 until its sale in July 1993. From 1973 to 1990, he worked at Federal Express Corporation, ultimately serving as Vice President and Officer.

  Bruce C. Godfrey, 42, has been the Executive Vice President, Chief Financial Officer, Corporate Secretary and Director of the Company since September 1997. Mr. Godfrey has also been a Director of Cable Michigan as well as its Secretary since such date. Mr. Godfrey has been a Director of CTE since November 1996, Executive Vice President and Chief Financial Officer of CTE since April 1994. He has also been Executive Vice President and Chief Financial Officer of Mercom from April 1994 to October 1997 and a Director of Mercom since May 1994 and Corporate Secretary since October 1997. Mr. Godfrey was also Senior Vice President and Principal of Daniels and Associates from January 1984 to April 1994.

  Salvatore M. Quadrino, 51, has been Chief Administrative Officer of the Company since February 1998. Previously he served as Vice President, Treasurer and Chief Financial Officer since joining Erol's in September 1997. From October 1996 to August 1997, he worked as an independent financial consultant in the service and distribution industry. From October 1994 to September 1996, he served as President and Chief Executive Officer of Suburban Propane, a division of Hanson PLC, which conducted its initial public offering in March 1996, and from March to October 1996 he served as a member of Suburban Propane's Board of Supervisors. Mr. Quadrino initially was hired in a turn around capacity, served as Vice President and Chief Financial Officer of Suburban Propane from October 1990 to September 1994 and as Vice President, Chief Financial Officer and Treasurer of Petrolane from August 1990 until its sale in July 1993.

     Michael A. Adams, 40, has been the President of Technology and Network Development Group of the Company and Executive Vice President of the Company since September 1997. Mr. Adams held the corresponding position at CTE from November 1996 to September 1997. Prior to that date, Mr. Adams held the following positions: Executive Vice President of Technology and Strategic Development of CTE from August 1996 to November 1996, Executive Vice President of CTE's Communications Service Group from September 1994 to June 1996, Vice President of Technology from November 1993 to September 1994, Vice President of Engineering for RCN Telecom Services Inc., a wholly owned subsidiary of RCN, from September 1992 to October 1993.

     Mark Haverkate, 43, has been the Executive Vice President, Business Development of the Company since September 1997. Mr. Haverkate has also been President and Chief Operating Officer and a Director of Cable Michigan since such date. He has been President and Chief Operating Officer of Mercom, since October 1997. He was the President of RCN Development (a division of RCN) from June 1997 to September 1997 and Executive Vice President of Business Development at CTE from May 1997 to September 1997. Previously, he was President for Business Operations of RCN Telecom Services, Inc. from November 1996 to June 1997, Executive Vice President of RCN Telecom Services, Inc. from August 1996 to November 1996, Executive Vice President of CTE's Cable Television Group from July 1995 to August 1996, Executive Vice President of Development for CTE from February 1995 to July 1995, Executive Vice President for Development at Mercom from November 1995 to February 1996, Vice President of Development for CTE from December 1993 to February 1995, Vice President for Development at Mercom from December 1993 to February 1995, Vice President of CTE's Cable Television Group from October 1989 to December 1993.

  Ralph S. Hromisin, CPA 37, has been Vice President and Chief Accounting Officer of the Company since September 1997. He also has been Vice President and Chief Accounting Officer of Cable Michigan, Inc. and CTE since September 1997. He served as Vice President and Corporate Controller of CTE from August 1994 to September 1997. Mr. Hromisin has been Vice President and Corporate Controller for Mercom since October 1996, Director of Corporate Accounting for CTE from March 1992 to August 1994. He also held various positions, most recently Audit Manager for Parente, Randolph, Orlando, Carey & Associates, CPA's from November 1982 to March 1992.

     Kenneth R. Knudsen, 51, has been Senior Vice President of Sales & Marketing of RCN since June 1997 and Vice President of Sales and General Manager of RCN Telecom Services, Inc. from January 1996 to May 1997. Previously, Mr. Knudsen served as Chief Executive Officer and Partner of KCI Consulting, Inc. from 1994 to January 1996 and Senior Vice President of Ryan Management Group from 1993 to 1994. From 1970 to 1996 he also held Officer and Senior Management positions at Nabisco, Ocean Spray Cranberries, Frito-lay, Inc. and Procter and Gamble Company.

     Paul E. Sigmund, 33, Executive Vice President of the Company since September 1997 and Executive Vice President of RCN International Holdings since 1996. Previously, Mr. Sigmund was a Vice President at Smith Barney, Inc. from 1994 to 1996; an Associate at the law firm of Skadden, Arps, Slate, Meagher & Flom from 1993 to 1994 and an Investment Associate at the International Finance Corporation/ World Bank from 1986 to 1989.

     Timothy J. Stoklosa, 37, has been the Senior Vice President and Treasurer of the Company since September 1997. He also has been as Executive Vice President and Chief Financial Officer and a Director of Cable Michigan since such date. Mr. Stoklosa has been Senior Vice President of Finance of CTE since February 1997, Treasurer of CTE since August 1994 and Executive Vice President and Chief Financial Officer of Mercom since October 1997. Previously, Mr. Stoklosa was Vice President of Finance of CTE from May 1995 to February 1997, Manager of Mergers and Acquisitions at Peter Kiewit Sons, Inc. from October 1991 to August 1994 and Senior Financial Analyst of Corporate Development at Citizens Utilities Co. from February 1990 to October 1991.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
Matters

  There were approximately 2,201 holders of Registrant's Common Stock on February 28, 1997. The Company maintains a no cash dividend policy. The Company does not intend to alter this policy in the foreseeable future. Other information required under Item 5 of Part II is set forth in Note 18 to the consolidated financial statements included in Part IV Item 14(a)(1) of this Form 10-K.

  In March 1998, the Company's Board of Directors approved a two-for-one stock split, payable in the form of a 100% stock dividend. The record date for the stock split is March 20, 1998, Stockholders of record at the market close on that date will receive an additional share of RCN common stock for each share held. The distribution date for the stock dividend will be April 3, 1998. All share and per share data, stock option data, and market prices of the Company's common stock have been restated to reflect this stock split.

   On February 20, 1998, RCN issued 1,730,648 shares of RCN Common Stock in connection with the merger of Erols Internet, Inc. with and into a wholly-owned subsidiary of RCN. On February 27, 1998, RCN issued 90,384 shares of RCN common stock in connection with the merger of Utranet Communications, Inc. with and into a wholly-owned subsidiary of RCN. Both of these issuances were made pursuant to the exemption from registration under Section 4(2) of the Securities Act.

Item 6.  Selected Financial Data

         Information required under Item 6 of Part II is set forth in Part IV
         Item 14(a)(1) of this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Information required under Item 7 of Part II is set forth in Part IV
         Item 14(a)(1) of this Form 10-K.

Item 8.  Financial Statements and Supplementary Data.

  The consolidated financial statements and supplementary data required under
Item 8 of Part II are set forth in Part IV Item 14(a)(1) of this Form 10-K.

Item 9.  Disagreements on Accounting and Financial Disclosure.

  During the two years preceding December 31, 1997, there has been neither a change of accountants of the Registrant nor any disagreement on any matter of accounting principles, practices, or financial statement disclosure.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

  The information required under Item 10 of Part III with respect to the Directors of Registrant is set forth in the definitive proxy statement relating to Registrant's Annual Meeting of Shareholders to be filed by the Registrant with the Commission pursuant to Section 14(a) of the 1934 Act and is hereby specifically incorporated herein by referenced thereto.

  The information required under Item 10 of Part III with respect to the executive officers of the Registrant is set forth at the end of Part I hereof.

Item 11.  Executive Compensation

  The information required under Item 11 of Part III is set forth in the definitive Proxy Statement relating to Registrant's Annual Meeting of Shareholders to be filed by the Registrant with the Commission pursuant to
Section 14(a) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The information required under Item 12 of Part III is included in the definitive Proxy Statement relating to Registrant's Annual Meeting of Shareholders to be filed by Registrant with the Commission pursuant to Section 14(a) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto.

Item 13.  Certain Relationships and Related Transactions

     The information required under Item 13 of Part III is included in the definitive Proxy Statement to Registrant's Annual Meeting of Shareholders to be filed by Registrant with the Commission pursuant to Section 14 (a) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Report on form 8-K.

Item 14 (a)(1) Financial Statements:

        Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995.

        Consolidated Statements of Cash Flows for Years Ended December 31, 1997, 1996 and 1995.

        Consolidated Balance Sheets - December 31, 1997 and 1996.

        Consolidated Statements of Changes in Common Shareholders' Equity for Years Ended December 31, 1997, 1996 and 1995.

        Notes to Consolidated Financial Statements

        Report of Independent Accountants

Item 14 (a)(2) Financial Statement Schedules:
        Description
        Condensed Financial Information of Registrant for the Year Ended December 31, 1997. (Schedule I)

        Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 1997, 1996 and 1995 (Schedule II)

        All other financial statement schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or are not applicable or required.

Item 14 (a)(3) Exhibits:

     Exhibits marked with an asterisk are filed herewith and are listed in the index to exhibits of this Form 10-K. The remainder of the exhibits have been filed with the Commission and are incorporated herein by reference.

(2)  Plan of acquisition, reorganization, arrangement and Report on Form 8-K

  (a) Form of Distribution Agreement among C-TEC Corporation, Cable Michigan, Inc. and the Registrant is incorporated herein by reference to Exhibit 2.1 to the Company's Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

  (b) Agreement and Plan of Merger dated as of January 21, 1998 among Erols Internet, Inc., Erol Onaran, Gold & Appel Transfer, S.A., RCN Corporation and ENET Holding, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K ("Form 8-K") filed on March 6, 1998) (Commission No. 0-22825.)

  (c) Amendment No. 1 to Agreement and Plan of Merger dated as of January 21, 1998 among Erols Internet, Inc., Erol Onaran, Gold & Appel Transfer, S.A., RCN Corporation and ENET Holding, Inc. (incorporated by reference to
      Exhibit 2.2 to the Company's Form 8-K) (Commission File No. 0-22825.)

(3)  Articles of Incorporation and By-laws

  (a) Form of Amended and Restated Articles of Incorporation of the Registrant are incorporated herein by reference to Exhibit 3.1 to the Company's Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

  (b) Form of Amended and Restated Bylaws of the Registrant are incorporated herein by reference to Exhibit 3.2 to the Company's Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

(4)  Instruments defining the rights of security holders, including indentures

  (a) Credit Agreement dated as of July 1, 1997 among C-TEC Cable Systems, Inc., ComVideo Systems, Inc., C-TEC Cable Systems of New York, Inc. and First Union National Bank, as agent is incorporated herein by reference to Exhibit 4.1 to the Company's Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

 4(b) Indenture dated as of February 6, 1998 between the Company, as Issuer, and The Chase Manhattan Bank, as Trustee, with respect to the 9.80% Senior Discount Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 ("1998 Form S-4") filed on March 23, 1998) (Commission File No. 0-22825.)

 4(c) Form of 9.80% Senior Discount Notes due 2008, Series B (included in
      Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Company's 1998 Form S-4) (Commission File No. 0-22825.)

 4(d) Registration Rights Agreement dated as of February 6, 1998 by and among the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Brothers Inc. and NationsBanc Montgomery Securities, Inc., as Initial Purchasers (incorporated by reference to Exhibit 4.3 to the Company's 1998 Form S-4) (Commission File No. 0-22825.)

 4(e) Indenture dated as of October 17, 1997 between the Company, as Issuer, and The Chase Manhattan Bank, as Trustee, with respect to the 10% Senior Notes due 2007 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 ("Form S-4") filed on November 26,
      1997) (Commission File No. 0-22825.)

 4(f) Form of the 10% Senior Exchange Notes due 2007 (included in Exhibit 4.4)
      (incorporated by reference to Exhibit 4.2 to the Company's Form S-4) (Commission File No. 0-22825.)

 4(g) Indenture dated as of October 17, 1997 between the Company, as Issuer, and The Chase Manhattan Bank, as Trustee, with respect to the 11 1/8% Senior Discount Notes due 2007 (incorporated by reference to Exhibit 4.3 to the Company's Form S-4) (Commission File No. 0-22825.)

 4(h) Form of the 11 1/8% Senior Discount Exchange Notes due 2007 (included in
      Exhibit 4.6) (incorporated by reference to Exhibit 4.4 to the Company's Form S-4) (Commission File No. 0-22825.)

 4(i) Escrow Agreement dated as of October 17, 1997 among The Chase Manhattan
      Bank, as escrow agent, The Chase Manhattan Bank, as Trustee under the Indenture (as defined therein), and the Company (incorporated by reference to Exhibit 4.6 to the Company's Form S-4) (Commission File No. 0-22825.)

(10)  Material Contracts

  (a) Tax Sharing Agreement by and among C-TEC Corporation, Cable Michigan, Inc. and the Registrant is incorporated herein by reference to Exhibit 10.1 to the Company's Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

  (b) Dark Fiber IRU Agreement dated as of May 8, 1997 among Metropolitan Fiber Systems/McCourt, Inc. and RCN Telecom Services of Massachusetts, Inc. is incorporated herein by reference to Exhibit 10.2 to the Company's Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

  (c) Dark Fiber IRU Agreement dated as of May 8, 1997 among Metropolitan Fiber Systems of New York, Inc. and RCN Telecom Services of New York, Inc. is incorporated herein by reference to Exhibit 10.3 to the Company's Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

  (d) Telephone Service to Reseller Agreement for Boston among Metropolitan Fiber Systems/McCourt, Inc. and RCN Telecom Services of Massachusetts, Inc. is incorporated herein by reference to Exhibit 10.4 to the Company's Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

  (e) Telephone Service to Reseller Agreement for New York among Metropolitan Fiber Systems of New York, Inc. and RCN Telecom Services of New York, Inc. is incorporated herein by reference to Exhibit 10.5 to the Company's Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

  (f) OVS Agreement dated May 8, 1997 between RCN Telecom Services, Inc. and MFS Communication Company, Inc. is incorporated herein by reference to Exhibit
      10.6 to the Company's Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

  (g) Joint Venture Agreement dated as of December 23, 1996 between RCN Telecom Services, Inc. and Boston Energy Technology Group, Inc. is incorporated herein reference by Exhibit 10.7 to the Company's Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

  (h) Amended and Restated Operating Agreement of RCN-BecoCom, LLC dated as of June 17, 1997 is incorporated herein by reference to Exhibit 10.8 to the Company's Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

  (i) Management Agreement dated as of June 17, 1997 among RCN Operating Services, Inc. and BecoCom, Inc. is incorporated herein by reference to
      Exhibit 10.9 to the Company's Amendment No.2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

  (j) Construction and Indefeasible Right of Use Agreement dated as of June 17, 1997 between BecoCom, Inc. and RCN-BecoCom, LLC is incorporated herein by reference to Exhibit 10.10 to the Company's Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

  (k) License Agreement dated as of June 17, 1997 between Boston Edison Company and BecoCom, Inc. is incorporated herein by reference to Exhibit 10.11 to the Company's Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

  (l) Joint Investment and Non-Competition Agreement dated as of June 17, 1997 among RCN Telecom Services of Massachusetts, Inc., BecoCom, Inc. and RCN-BecoCom, LLC is incorporated herein by reference to Exhibit 10.12 to the Company's Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

* (m) Amended and restated Operating Agreement of Starpower Communications, L.L.C. by and between Pepco Communications, L.L.C. and RCN Telecom Services of Washington, D.C. Inc. dated October 28, 1997.

*(21) Subsidiaries of the Registrant

*(23) Consent of Independent Accountants

*(24)  Powers of Attorney

*(27)  Financial Data Schedule

Item 14.(b) Reports on Form 8-K

       No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this Report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 31, 1998                RCN Corporation



                                By: \s\ David C. McCourt
                                    -------------------------
                                    David C. McCourt
                                    Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                      Date
---------                           -----                      ----

PRINCIPAL EXECUTIVE AND ACCOUNTING OFFICERS:



\s\ David C. McCourt           Chairman and Chief          March 31, 1998
--------------------------     Executive Officer
David C. McCourt


\s\ Michael J. Mahoney         President and Chief         March 31, 1998
--------------------------     Operating Officer
Michael J. Mahoney


\s\ Bruce C. Godfrey           Executive Vice President    March 31, 1998
--------------------------     and Chief Financial Officer
Bruce C. Godfrey


\s\ Ralph S. Hromisin          Vice President and          March 31, 1998
--------------------------     Chief Accounting Officer
Ralph S. Hromisin

DIRECTORS:



\s\ David C. McCourt                              March 31, 1998
-------------------------
David C. McCourt

                                                  March 31, 1998
\s\ James Q. Crowe
-------------------------
James Q. Crowe


\s\ Walter E. Scott, Jr.                          March 31, 1998
-------------------------
Walter E. Scott, Jr.


\s\ Richard R. Jaros                              March 31, 1998
-------------------------
Richard R. Jaros


\s\ Thomas May                                    March 31, 1998
-------------------------
Thomas May


\s\ Alfred Fasola                                 March 31, 1998
-------------------------
Alfred Fasola


\s\ Thomas P. O'Neill, III                        March 31, 1998
-------------------------
Thomas P. O'Neill, III


\s\ Eugene Roth                                   March 31, 1998
-------------------------
Eugene Roth


\s\ Stuart E. Graham                              March 31, 1998
-------------------------
Stuart E. Graham


\s\ Michael B. Yanney                             March 31, 1998
-------------------------
Michael B. Yanney

\s\ Michael J. Mahoney                            March 31, 1998
-------------------------
Michael J. Mahoney


\s\ Bruce C. Godfrey                              March 31, 1998
-------------------------
Bruce C. Godfrey

SCHEDULE 1

                                RCN CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENT OF OPERATIONS
                         YEAR ENDED DECEMBER 31, 1997
                            (THOUSANDS OF DOLLARS)


Sales                                                             $40
Costs and expenses, excluding
  depreciation and amortization                                   498
                                                           ----------

Gross Profit (Loss)                                              (458)

Depreciation and amortization                                     -
                                                           ----------

Operating income (loss)                                          (458)

Interest income                                                   661
Interest expense                                              (12,791)
Other income/(expense), net                                       -
                                                           ----------

(Loss) income before income taxes                             (12,588)

(Benefit) provision for income taxes                           (4,388)
Equity in (loss) of
  consolidated entities                                       (44,191)
                                                           ----------

Net (loss)                                                 $  (52,391)
                                                           ==========

Earnings (loss) per average common share:
    Net (loss) to shareholders                             $    (0.95)
    Average shares outstanding                             54,965,716

SCHEDULE 1

                                RCN CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEET

                               DECEMBER 31, 1997

                            (THOUSANDS OF DOLLARS)

ASSETS
Current assets
     Cash and temporary cash investments                   $      -
     Accounts receivable from related parties                 3,291
     Accounts receivable                                      1,977
     Prepayments & other                                        211
     Investments restricted for debt service                 22,500
                                                       ---------------
Total current assets                                         27,979

Investments restricted for debt service                      39,411
Investments                                                 859,271
Debt issuance cost                                           19,188
Deferred charges and other assets                             2,877
                                                       ---------------

Total assets                                               $948,726
                                                       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable                                         4,034
     Accrued interest                                         4,687
     Accrued expenses                                           318
                                                       ---------------
Total current assets                                          9,039

Long-term debt                                              583,103
Common stock                                                 27,495
Retained earnings                                           (17,116)
Additional paid in capital                                  349,261
Cumulative translation adjustment                            (3,056)
                                                       ---------------

Total liabilities and shareholders' equity                 $948,726
                                                       ===============

SCHEDULE 1

                                RCN CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENT OF CASH FLOWS

                         YEAR ENDED DECEMBER 31, 1997

                            (THOUSANDS OF DOLLARS)


                                                                    YTD 1997
                                                                 --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                                     ($52,391)
     Deferred income taxes and investment tax credits                 (2,877)
     Working capital                                                   2,749
     Equity in loss of consolidated entity                            44,191
     Noncash accretion of discounted senior notes                      8,103
                                                                 --------------

Net cash (used in) operating activities                                 (225)
                                                                 --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions                                                        167
     Other                                                                17
                                                                 --------------

Net Cash Provided by Investing Activities                                184
                                                                 --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of long-term debt                                      575,000
     (Increase) in cash restricted for debt service                  (61,250)
     Financing costs                                                 (19,188)
     Transfer (to) CTE                                              (494,751)
     Proceeds from exercise of stock options                             230
                                                                 --------------

Net cash provided by financing activities                                 41
                                                                 --------------


Net increase/(decrease) in cash and temporary cash investments             0


Beginning cash & temporary cash investments                                0
                                                                 --------------

Ending cash & temporary cash investments                                  $0
                                                                 ==============

                                RCN CORPORATION                      SCHEDULE II
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                            (THOUSANDS OF DOLLARS)

        COLUMN A                                COLUMN B                    COLUMN C                  COLUMN D        COLUMN E
       ----------                             ------------                 ----------                ----------      ----------
                                                                            ADDITION
                                                                  ----------------------------
                                               BALANCE AT           CHARGED           CHARGED                        BALANCE AT
                                              BEGINNING OF         TO COSTS           TO OTHER                         END OF
DESCRIPTION                                      PERIOD           AND EXPENSE         ACCOUNTS       DEDUCTIONS        PERIOD
-----------                                      ------           -----------         --------       ----------        ------
ALLOWANCE FOR DOUBTFUL ACCOUNTS-
 DEDUCTED FROM ACCOUNTS RECEIVABLE
 IN THE CONSOLIDATED BALANCE SHEETS

                      1997                        $861              $2,732              $997           $2,456           $2,134
                      1996                        $607              $1,788             ($556)            $978             $861
                      1995                        $809                $614             ($619)            $197             $607

ALLOWANCE FOR DEFERRED TAX ASSETS-
 DEDUCTED FROM DEFERRED TAX ASSETS
 IN THE CONSOLIDATED BALANCE SHEETS

                      1997                       3,691               5,777                --            1,064            8,404
                      1996                       2,022               1,921                26              278            3,691
                      1995                       1,474                 649                --              101            2,022

RCN CORPORATION
SELECTED FINANCIAL DATA
Thousands of Dollars Except Per Share Amounts
For the Years Ended December 31,

                                                       1997       1996       1995      1994      1993
                                                 ----------   --------   --------  --------  --------
Sales                                            $  127,297   $104,910   $ 91,997  $ 59,500  $ 49,504
Income (loss) from continuing operations            (52,391)    (5,989)     2,114     3,653    12,087
Income (loss) per average common share
  from continuing operations                     $    (0.95)  $  (0.77)  $   0.04    ($1.74)   ($1.50)
Dividends per share                                       -          -          -         -         -
Total assets                                      1,150,992    628,085    649,610   568,586   291,634
Long-term debt, net of current maturities           686,103    131,250    135,250   154,000   181,500

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (Dollars in thousands, except per share data)


Certain statements contained in this annual report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus prospective. Such forward-looking statements include, in particular, statements made as to plans to develop networks and upgrade facilities, the market opportunity presented by markets targeted by the Company, the Company's intention to connect certain wireless video resale telephone and Internet service customers to its advanced fiber optic networks, the development of the Company's businesses, the markets for the Company's services and products, the Company's anticipated capital expenditures, the Company's anticipated sources of capital and effects of regulatory reform and competitive and technological developments. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Such statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

The following discussion should be read in conjunction with the Company's historical Consolidated Financial Statements and Notes thereto:

GENERAL
The Company is developing networks that are capable of providing a full range of high speed, high capacity telecommunications services, including voice, video programming and data services including Internet access. The Company intends to provide these services individually or in bundled service packages primarily to residential customers in high-density areas and also seeks to serve certain commercial accounts on or near its networks. In 1997, the Company commenced providing service through advanced fiber optic network facilities in New York City and Boston. The Company also has hybrid fiber/coaxial cable television operations in New York (outside New York City), New Jersey and Pennsylvania ("Hybrid Fiber/Coaxial"), wireless video operations in New York City ("Wireless Video"), and certain other operations, including long distance telephone (collectively, "Other Operations"). The Company has historically managed its business along these lines and the discussion which follows addresses those lines accordingly.

Financial results related to advanced fiber optic networks and from provision of Internet services are currently included in the "Advanced Fiber, Wireless Video and Other Operating" segment data. The Company may present separate segment information with respect to the advanced fiber optic networks and Internet business in future periods in connection with the Company's adoption of Statement of Financial Accounting Standards No. 131 - "Disclosure about Segments of an Enterprise and Related Information". The Company expects that the operating and net losses and negative cash flows from its advanced fiber optic network business will rise in the future as it expands and develops its network and customer base.

There can be no assurance that RCN will achieve or sustain profitability or positive cash flows from operating activities in the future as it develops its advanced fiber optic network.

The negative operating cash flow from the Company's advanced fiber optic network business has resulted primarily from expenditures associated with the development of the Company's operational infrastructure and marketing expenses. The Company expects it will continue to experience negative operating cash flow while it continues to invest in its networks and until such time as revenue growth is sufficient to fund operating expenses. The Company expects to achieve positive operating margins over time by (i) increasing the number of customers it serves, (ii) increasing the number of connections per customer by cross marketing its services and promoting bundled service options and therefore increasing the revenue per customer, (iii) lowering the costs associated with new subscriber additions and (iv) reducing the cost of providing services by capturing economies of scale. The Company expects its operating revenues will increase in 1998 through internal growth of its current advanced fiber optic networks; however, the Company also expects negative operating cash flow will increase for some period of time as the Company initiates network development in Washington, D.C. and expands its current networks. When the Company makes its initial investment in a new market, the operating losses typically increase as the network and sales force are expanded to facilitate growth. The Company's ability to generate positive cash flow in the future will depend on the extent of capital expenditures in current and additional markets, the ability of the joint ventures to generate revenues and cash flow, competition in the Company's markets and any potential adverse regulatory developments. The Company will be dependent on various financing sources to fund its growth as well as continued losses from operations. There can be no assurance that such funding will be available, or available on terms acceptable to the Company. See - "Liquidity and Capital Resources."

The terms of the Company's joint ventures require the mutual consent of the Company and its joint venture partner to distribute or advance funds to the Company. The Company's debt agreements allow subsidiaries and joint ventures to incur indebtedness for network buildout costs, which indebtedness may contain limitations on the subsidiaries' and the joint venture's ability to pay dividends and distributions to the Company. Although the joint ventures have not had a significant impact on the Company's cash flows in the periods presented, cash flows available to the Company in future periods will be affected by the extent to which operations are conducted through joint ventures. Due to the degree of control that the Company has in the joint ventures, RCN accounts for the BECO joint venture on a consolidated basis and Starpower under the equity method of accounting.

Prior to September 30, 1997, the Company was operated as part of C-TEC Corporation. On September 30, 1997, C-TEC distributed 100% of the outstanding shares of common stock of its wholly owned subsidiaries, RCN Corporation ("RCN") and Cable Michigan, Inc. ("Cable Michigan") to holders of record of C-TEC's Common Stock and C-TEC's Class B Common Stock as of the close of business on September 19, 1997 (the "Distribution") in accordance with the terms of a Distribution Agreement dated September 5, 1997 among C-TEC, RCN and Cable Michigan. RCN consists primarily of C-TEC's high growth, bundled residential voice, video and Internet access operations in the Boston to Washington, D.C. corridor, its existing New York, New Jersey and Pennsylvania cable television operations, a portion of its long distance operations and its international investment in Megacable, S.A. de C.V. C-TEC, RCN and Cable Michigan have entered into certain agreements providing for the Distribution, and governing various ongoing relationships between the three companies, including a distribution agreement and a tax-sharing agreement. The historical financial information presented herein reflects periods during which the Company did not operate as an independent company and accordingly, certain assumptions were made in preparing such financial information. Such information, therefore, may not necessarily reflect the results of operations or the financial condition of the Company which would have resulted had the Company been an independent, public company during the reporting periods, and are not necessarily indicative of the Company's future operating results or financial condition.

Certain of the Company's businesses were acquired by C-TEC and transferred to the Company in connection with the Distribution. On August 30, 1996, a subsidiary of C-TEC acquired an 80.1% interest in Freedom New York, L.L.C. ("Freedom") and all related rights and liabilities from Kiewit Telecom

Holdings. Freedom held the wireless cable television business of Liberty Cable Television, Inc. The Company acquired the remaining minority interest in Freedom in March 1997. The acquisition was accounted for as a purchase and is reflected in the Company's consolidated financial statements since September 1996. On May 15, 1995, C-TEC Cable Systems, Inc., a wholly owned subsidiary of C-TEC ("RCN Cable"), acquired 40% of the outstanding common stock of Twin County Trans Video, Inc. ("Twin County"). The remaining shares were subject to an escrow agreement, pending completion of the merger, and were required to be voted under the direction of the Company. As of May 15, 1995, the Company also assumed management of Twin County. As a result, the Company had control of Twin County and accordingly has fully consolidated Twin County in the Company's financial statements since May 1995, the date of the original acquisition. The remaining outstanding common stock of Twin County was acquired in September 1995. Goodwill relating to this acquisition is being amortized over a period of approximately 10 years. In January 1995, RCN International Holdings, Inc. (formerly C-TEC International, Inc.), a wholly owned subsidiary of C-TEC, purchased a 40% equity position in Megacable, S.A.de C.V., the second largest cable television provider in Mexico. The Company accounts for its investment by the equity method of accounting and is amortizing the original excess cost over the underlying equity in the net assets on a straight-line basis over 15 years.

Results of Operations

Selected segment data was as follows for the years ended December 31, 1997, 1996 and 1995:

Sales:                                                                                Year ended December 31,
                                                                                  -------------------------------
                                                                                    1997       1996       1995
                                                                                  ---------  ---------  ---------
                                                                                      (dollars in thousands)

Hybrid Fiber/Coaxial                                                              $ 92,100   $ 84,096    $66,404
Advanced Fiber, Wireless Video and Other Operating                                  35,111     20,768     25,528
Corporate                                                                               86         46         65
                                                                                  --------   --------    -------
  Total                                                                           $127,297   $104,910    $91,997
                                                                                  ========   ========    =======

Operating Income Before Depreciation and Amortization and Nonrecurring Charge:

                                                                                      Year ended December 31,
                                                                                  ------------------------------
                                                                                    1997       1996       1995
                                                                                  --------   --------    -------
                                                                                      (dollars in thousands)
Hybrid Fiber/Coaxial                                                              $ 39,767   $ 40,094    $28,458
Advanced Fiber, Wireless Video and Other Operating                                 (39,882)   (11,711)    (8,416)
Corporate                                                                           (7,555)    (2,580)    (3,048)
                                                                                  --------   --------    -------
 Total                                                                             ($7,670)  $ 25,803    $16,994
                                                                                  ========   ========    =======

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996:

For the year ended December 31, 1997, operating income before depreciation and amortization and nonrecurring charge was ($7,670) as compared to $25,803 for the year ended December 31, 1996. Sales increased 21.3% to $127,297 for the year ended December 31, 1997 from $104,910 for the same period in 1996.

Sales
Sales are primarily comprised of subscription fees for basic, premium and pay per view cable television services; local telephone service fees consisting primarily of monthly line charges, local toll and special features; long distance telephone service fees based on minutes of traffic and tariffed rates or contracted fees; and Internet access fees billed at contracted rates. For the year ended December 31, 1997, sales were $127,297, an increase of $22,387 due to higher Hybrid Fiber/Coaxial sales of $8,004 and higher Advanced Fiber, Wireless Video and Other Operating sales of $14,343. The increase in Hybrid Fiber/Coaxial sales principally results from higher basic service revenue resulting from approximately 4,850 additional average monthly subscribers over 1996, the effects of a rate increase in the first quarter of 1997 and cash incentives related to the launch of certain new channels. Advanced Fiber, Wireless Video and Other Operating sales increased primarily due to the acquisition of Freedom in August 1996 (the "Freedom Acquisition"), which resulted in higher basic and premium video revenue. Additionally, higher voice revenue of approximately $3,200 resulted from higher advanced fiber optic voice connections and higher resold voice connections. The increase in Advanced Fiber, Wireless Video and Other Operating sales also includes increases of approximately $3,300 related to the long distance business.

Costs and Expenses Excluding Depreciation and Amortization and Nonrecurring Charges
Costs and expenses, excluding depreciation and amortization and nonrecurring charges, are comprised of direct costs of providing services, primarily cable programming and franchise costs, network access fees, video transmission licensing fees, salaries and benefits, and customer service costs; sales and marketing costs; and general and administrative expenses. For the year ended December 31, 1997, costs and expenses, excluding depreciation, amortization, and nonrecurring charges, were $134,967, an increase of $55,860 or 70.6% as compared to 1996. The increase is primarily attributable to higher Advanced Fiber, Wireless Video and Other Operating costs and expenses, excluding depreciation and amortization, of approximately $42,500, resulting principally from the Freedom acquisition in August 1996 and expansion of the business in the Boston and New York City markets. The most significant increases occurred in personnel and related costs, due to increased headcount primarily in operations, marketing and customer service to support the expansion of the business, origination and programming cost associated with an increase in video connections, and advertising expenses of approximately $9,000 associated with a high visibility campaign. The long distance business contributed approximately $6,100 of the remaining increase in Advanced Fiber, Wireless Video and Other Operating costs and expenses, excluding depreciation and amortization. Hybrid Fiber/Coaxial costs and expenses, excluding depreciation and amortization, increased approximately $8,300 primarily due to higher basic programming costs resulting from higher rates, additional channels and subscriber increases. Additionally, in connection with the Distribution (Note 1), C-TEC completed a comprehensive study of its employee benefit plans in 1996. As a result of this study, effective December 31, 1996, in general, employees of RCN no longer accrued benefits under the defined benefit pension plan, but became fully vested in their benefit accrued through that date. C-TEC notified affected participants in December 1996. In December 1996, C-TEC allocated pension plan assets of $6,984 to a separate plan for employees who no longer accrue benefits after December 31, 1996 (the "curtailed plan"). The underlying liabilities were also allocated. The allocation of assets and liabilities resulted in a curtailment/settlement gain attributable to Hybrid Fiber/Coaxial cable operations of approximately $1,500. Such gain did not recur in 1997. The remaining increase in costs and expenses, excluding depreciation and amortization, of approximately $5,000 is primarily due to costs associated with the spin-off of the Company from C-TEC.

Depreciation and Amortization

Depreciation and amortization is comprised principally of depreciation relating to the Company's Hybrid Fiber/Coaxial facilities, advanced fiber and wireless video network and amortization of subscriber lists, building access rights and goodwill. Depreciation and amortization increased $14,324, or 36.8% to $53,205 for the year ended December 31, 1997 as compared to $38,881 for 1996. The increase is principally due to the additional depreciation and amortization resulting from the Freedom acquisition and depreciation related to the Company's advanced fiber optic networks in New York City and Boston.

In future periods, depreciation and amortization are expected to exceed amounts recorded in 1997 due to depreciation with respect to the Company's advanced fiber optic networks in New York City and Boston and due to depreciation and amortization with respect to the Company's acquisitions in February 1998 of Erols Internet, Inc. and Ultranet Communications, Inc. (Note 19).

Nonrecurring Charges
Nonrecurring charges of $10,000 represent costs incurred with respect to the termination of a marketing services agreement held by Freedom.

Interest Income
For the year ended December 31, 1997, interest income was $22,824, a decrease of $2,778, or 10.9% primarily due to lower average cash balances and lower average notes receivable with related parties. Average cash balances decreased principally as a result of the Freedom acquisition in August 1996 (as well as the acquisition in March 1997 of the remaining 19.9% ownership interest in Freedom) and capital expenditures, partially offset by the proceeds of the Company's high yield debt offering in October 1997 (Note 10).

Interest Expense
For the year ended December 31, 1997, interest expense was $25,602, an increase of $9,556, or 59.6% primarily due to interest expense on the Company's $225,000 of 10% Senior Notes and $601,045 aggregate principal amount at maturity of 11 1/8% Senior Discount Notes placed in October 1997 (Note 10). This was partially offset by lower interest expense resulting from the required principal payment of $18,750 on 9.65% Senior Secured Notes in December 1996. Additionally, the Company paid $922 to Kiewit Telecom in 1996 in connection with the Company's August 1996 acquisition of Kiewit Telecom's 80.1% interest in Freedom. This portion of the consideration represents an amount to compensate Kiewit Telecom for forgone interest on the amount which it had invested in Freedom.

Income Tax
Benefit for income taxes increased $21,828 primarily due to the increase of $65,020 in loss before taxes. For an analysis of the change in income taxes, see the reconciliation of the effective income tax rate in Note 11 to the Consolidated Financial Statements.

Minority Interest
Minority interest in the loss of consolidated entities increased $5,956 primarily as a result of the minority share of the losses of the BECO joint venture (Note 7), which began operations in June 1997. Additionally, the minority share of the losses of Freedom from January 1 through March 21, at which time the Company acquired the remaining 19.9% ownership interest, was $966.

Equity in loss of Unconsolidated Entities
The Company's equity in the (loss) of unconsolidated entities was ($3,804) in 1997 and ($2,282) in 1996, and is comprised principally of the Company's share of the operating results of Megacable. In January 1995, the Company purchased a forty percent equity position in Megacable, a Mexican cable television provider, for cash of $84,115. The Company is exposed to foreign currency translation adjustments resulting from translation into U.S. dollars of the financial statements of Megacable, which through December 1996 utilized the peso as the local and functional currency. Such adjustments have historically been included as a separate component of shareholders' equity. Effective January 1, 1997, since the three year cumulative rate of inflation at December 31, 1996 exceeded 100% , Mexico is being treated for accounting purposes under Statement of Financial Accounting Standards No. 52 - "Foreign Currency Translation" as having a highly inflationary economy. As a result, the financial statements of Megacable are remeasured as if the functional currency were the U.S. dollar. The remeasurement of the Mexican peso into U.S. dollars creates translation adjustments which are included in net income. The Company is also exposed to foreign currency transaction losses resulting from transactions of Megacable which are made in currencies different from its own. The Company's proportionate share of transaction gains (losses) are included in income as they occur. The Company does not hedge its foreign currency exchange risk and it is not possible to determine what effect future currency fluctuations will have on the Company's operating results. Exchange gains (losses) of ($12), $247, and ($932) in 1997, 1996, and 1995, respectively, including translation losses in 1997, are included in the respective statements of operations through the Company's proportionate share of losses of Megacable.

In 1997, Megacable had sales of $30,441, operating income before depreciation and amortization of $10,504 and net income of $6,653. In 1996, Megacable had sales of $23,225, operating income before depreciation and amortization of $10,183 and net income of $10,226. Year end subscriber counts were 211,627 at December 31, 1997 as compared to 178,664 at December 31, 1996. In 1997 and 1996, the Company's share of the income of Megacable was $2,411 and $4,090, respectively, which includes the exchange gains (losses) as discussed above.
The Company's investment in Megacable exceeded its underlying equity in the net assets of Megacable when acquired by approximately $94,000, which goodwill is being amortized on a straight-line basis over 15 years. In 1997 and 1996, amortization of the Company's excess purchase price over the net assets of Megacable when acquired was $6,280 in each year.

Extraordinary Charge
In September 1997, the Company prepaid Senior Secured Notes with the proceeds of new credit facilities (Note 10). The early extinguishment of the Senior Secured Notes resulted in an extraordinary charge of $3,210, net of taxes.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

For the year ended December 31, 1996, operating income before depreciation and amortization was $25,803 as compared to $16,994 for the year ended December 31, 1995. Sales increased 14.0% to $104,910 for 1996 from $91,997 in 1995. The improvement in operating income before depreciation and amortization of $8,809 was offset by higher depreciation and amortization of $16,545, as discussed below, resulting in a net loss of ($5,989) for the year ended December 31, 1996 as compared to net income of $2,114 in 1995.

Sales
For 1996, sales were $104,910, an increase of $12,913, or 14.0% due to higher Hybrid Fiber/Coaxial sales partially offset by lower Advanced Fiber, Wireless Video and Other Operating sales, principally long distance. Hybrid Fiber/Coaxial sales increased $17,692, or 26.6%, primarily due to the acquisition of the Pennsylvania cable system (formerly Twin County Trans Video, Inc.) in May 1995, which resulted in $13,530 of the increase in Hybrid Fiber/Coaxial sales in 1996. The Pennsylvania cable system serves approximately 74,000 subscribers in the Greater Lehigh Valley area of Pennsylvania. The 14.0% increase in sales in 1996 was lower than the increase of 54.6% in 1995, principally due to the consolidation of the Pennsylvania cable system for seven months (from acquisition in May 1995). Since the Pennsylvania cable system was consolidated for seven months in 1995, consolidation for a full year in 1996 reflects only an incremental five months revenue as compared to an incremental seven months revenue in 1995. Additionally, long distance revenues decreased approximately 30% from 1995 to 1996, principally as a result of termination of AT&T Tariff 12 production in 1996, as compared to increases of 77% from 1994 to 1995, which resulted from the resale of AT&T Tariff 12 long distance services and increases in long distance switched business and 800 services sales in 1995. The remaining increase in Hybrid Fiber/Coaxial sales is due to higher basic service revenues resulting from an increase in average subscribers of 4,995 or 5.3% and the full year impact, in 1996, of the 9.6% rate increase in April 1995 and the impact of 5.9% rate increase in February 1996. These increases were partially offset by lower Advanced Fiber, Wireless Video and Other Operating sales of $4,760 primarily resulting from the termination in the second quarter of 1995 of an agreement for the resale of AT&T Tariff 12 long distance services to another long distance reseller. Included in Advanced Fiber, Wireless Video and Other Operating sales for 1996 were Wireless Video sales of $3,532, compared to zero for 1995 reflecting the Freedom Acquisition.

Cost and Expenses, Excluding Depreciation and Amortization
In 1996, costs and expenses, excluding depreciation and amortization, were $79,107, an increase of $4,104 or 5.5% as compared to 1995. Hybrid Fiber/Coaxial programming expense increased $3,930 due to license fee increases, channel additions, and subscriber growth, primarily due to the acquisition of the Pennsylvania cable system. Additionally, Hybrid Fiber/Coaxial salaries and benefits expense increased $1,862 primarily due to the acquisition of the Pennsylvania cable system. Corporate costs and expenses, excluding depreciation and amortization, decreased $487. This decrease is primarily due to the corporate allocable share of the gain on the partial curtailment and settlement of C-TEC's defined benefit pension plan of $992 (See Note 13 to the Consolidated Financial Statements) partially offset by the Company's allocable portion of costs associated with the investigation of the feasibility of various restructuring alternatives to enhance shareholder value. Advanced Fiber, Wireless Video and Other Operating costs and expenses, excluding depreciation and amortization, decreased $1,465 primarily due to lower expenses associated with the 97% reduction in AT&T Tariff 12 long distance revenues partially offset by an increase of $2,320 representing costs associated with the development of the Company's advanced fiber optic networks in New York City and Boston and Wireless Video costs and expenses of $8,303 in 1996 compared to zero in 1995 reflecting the Freedom Acquisition.

Depreciation and Amortization
For 1996, depreciation and amortization expense was $38,881, an increase of $16,545 or 74.1% as compared to 1995 primarily due to purchase accounting effects of the acquisition of the Pennsylvania cable system in May 1995 and the Freedom acquisition on August 30, 1996. (See Note 4 to the Consolidated Financial Statements.) In addition, the Company incurred $3,756 in depreciation related to the Company's advanced fiber optic networks in New York City and Boston.

Interest Income
For the year ended December 31, 1996, interest income was $25,602, a decrease of $3,399, or 11.7% due primarily to a reduction in average cash balances in 1996 as compared to 1995 and a decrease in the average yield on invested cash, partially offset by interest income of $2,222 accrued on a $13,088 note receivable acquired from Mazon Corporativo S.A. de C.V. in January 1996.
Average cash balances decreased in 1996 primarily due to cash used in the Freedom acquisition and the purchase of the loan receivable from Mazon Corporativo S. A. de C.V. Additionally, lower balances on notes receivable-affiliates contributed to the decrease.

Interest Expense
Interest expense for 1996 was $16,046, a decrease of $471, or 2.9% in 1996 as compared to 1995. This decrease is due to lower average rates on outstanding debt and includes approximately $922 paid to Kiewit Telecom, the Company's controlling shareholder, in connection with the Freedom acquisition. This portion of the consideration represents an amount to compensate Kiewit Telecom for forgone interest on the amount invested in Freedom.

Income Taxes
The Company's effective income tax rate was (19.5%) in 1996 and 34.6% in 1995. For an analysis of the change in income taxes, see the reconciliation of the effective income tax rate in Note 11 to the Consolidated Financial Statements.

Minority Interest
As a result of the Freedom acquisition, Freedom's financial results are consolidated with the Company since August 30, 1996, the date of acquisition. This resulted in minority interest in the loss of Freedom of $1,546 for 1996. Additionally, the 20% minority interest in the income of HomeLink Limited Partnership, a Hybrid Fiber/Coaxial subsidiary, was ($206) in 1996 as compared to ($144) in 1995.

Equity in loss of Unconsolidated Entities
In 1996, Megacable had sales of $23,225, operating income before depreciation and amortization of $10,183 and net income of $10,226. In 1995, Megacable had sales of $20,841, operating income before depreciation and amortization of $8,154 and net income of $5,802. Year end subscriber counts were 178,664 at December 31, 1996 as compared to 177,317 at December 31, 1995. In 1996 and 1995, the Company's share of the income of Megacable was $4,090 and $2,696, respectively, which includes foreign currency transaction losses as noted in the 1997 discussion. In 1996 and 1995, amortization of the Company's excess purchase price over the net assets of Megacable when acquired was $6,280 and $5,757, respectively.

LIQUIDITY AND CAPITAL RESOURCES
The Company expects that it will require a substantial amount of capital to fund the network development and operations in the Boston to Washington, D.C. corridor, including funding the development of its advanced fiber optic networks, upgrading its Hybrid Fiber/Coaxial plant, funding operating losses and debt service requirements. The Company currently estimates that its capital requirements for the period from January 1, 1998 through 1999 will be approximately $785,000, which includes capital expenditures (including connection costs which will only be incurred as the Company obtains revenue-generating customer connections) of approximately $300,000 in 1998 and approximately $485,000 in 1999. These capital expenditures will be used principally to fund the buildout of the Company's fiber optic network in high density areas in the Boston, New York and Washington, D.C. markets and to upgrade its Hybrid Fiber/Coaxial cable systems. To build out these areas on an efficient basis, the Company undertakes a subscriber-driven capital expenditure strategy whereby it (i) closely monitors development of its subscriber base in order to tailor network development in each target market, and (ii) seeks to establish a customer base in advance of or concurrently with its network deployment. For example, the Company offers resale telephone services on an interim basis to customers located near its advanced fiber optic networks. Depending upon factors such as subscriber density, proximity to the advanced fiber optic network and development costs and the degree of success achieved in its initial markets, the Company will determine whether extending its advanced fiber optic network to additional high density target markets can be achieved on an attractive economic basis. In addition to its own capital requirements, the Company's joint venture partners are each expected to contribute approximately $150,000 in capital to the joint ventures in connection with development of the Boston and Washington, D.C. markets through 2000.

In October 1997, the Company raised $575,000 in gross proceeds from an offering of two tranches of debt securities. The offering was comprised of $225,000 principal amount of 10% Senior Notes and $601,000 principal amount at maturity of 11 1/8% Senior Discount Notes, both due in 2007. The proceeds include $61,045 of restricted cash to be used to fund the Escrow Account to pay interest on the 10% Senior Notes for three years. In February 1998, the Company raised $350,587 in gross proceeds from an offering of $567,000 principal amount at maturity of 9.8% Senior Discount Notes, due in 2008. The Company expects to have sufficient liquidity to meet its capital requirements through mid-2000.
The Company will continue to require additional capital for planned increases in network coverage and other capital expenditures, working capital, debt service requirements, and anticipated further operating losses. The actual timing and amount of capital required to roll out the Company's network and to fund operating losses may vary materially from the Company's estimates and additional funds will be required in the event of significant departures from the current business plan, unforeseen delays, cost overruns, engineering design changes and other technological risks or other unanticipated expenses. Due to its subscriber driven investment strategy, should the Company encounter a successful rollout in its initial markets, the Company may accelerate the expansion and extend the reach of its network. Conversely, should the Company be less successful than anticipated, the operating losses associated with the installed network may be higher than anticipated. The Company presently intends to judge the success of its initial rollout in deciding whether to undertake additional capital expenditures to rollout the network to additional areas. Since the Company anticipates that, if it is successful, it will continue to extend its network coverage into additional areas within the Boston-Washington, D.C. corridor, it expects to continue to experience losses and negative cash flow on an aggregate basis for an extended period of time.

The Company's current joint venture agreements reduce the amount of expenditures required by RCN to develop the network due both to access to the joint venture partners' existing facilities and to the anticipated joint venture partners' equity contributions. However, the joint venture arrangements will also reduce the potential cash flows to be realized from operation of the networks in the markets in which the joint ventures operate and restrict the Company's access to cash flow generated by the joint ventures (which will be paid in the form of dividends). The Company may enter into additional joint ventures in the future as the Company begins to develop new markets.

Sources of funding for the Company's further financing requirements may include vendor financing, public offering or private placements of equity and/or debt securities, and bank loans. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on a timely basis and on acceptable terms. Failure to obtain such financing could result in the delay or curtailment of the Company's development and expansion plans and expenditures. Any of these events could impair the Company's ability to meet its debt service requirements and could have a material adverse effect on its business.

RCN Cable and certain of its subsidiaries have in place secured credit facilities comprised of a five-year revolving credit facility in the amount of $25,000 (the "Revolving Credit Facility") and an eight-year term credit facility in the amount of $100,000 (the "Term Credit Facility"), both of which facilities are governed by a single credit agreement dated as of July 1, 1997 (the "Credit Agreement"). As of December 31,1997, $100,000 of the Term Credit Facility was outstanding. The term loan must be repaid over six years in quarterly installments, at the end of September, December, March and June of each year from September 30, 1999 through June 30, 2005. As of December 31, 1997, $3,000 principal was outstanding under the Revolving Credit Facility. Revolving loans may be repaid and reborrowed from time to time.

The Company has indebtedness that is substantial in relation to its shareholders' equity and cash flow. At December 31, 1997, after giving effect to the 1998 Notes Offering, the Company had an aggregate of approximately $1,036,000 of indebtedness outstanding, and the ability to borrow up to an additional $22,000 under the Credit Agreement. As a result of the substantial indebtedness of the Company, the Company's fixed charges are expected to exceed its earnings for the foreseeable future. In addition, the Company will require substantial additional indebtedness particularly in connection with the buildout of the Company's networks and the introduction of its telecommunications services to new markets. The leveraged nature of the Company could limit its ability to effect future financing or may otherwise restrict the Company's business activities.

The extent of the Company's leverage may have the following consequences: (i) limit the ability of the Company to obtain necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes; (ii) require that a substantial portion of the Company's cash flows from operations be dedicated to the payment of principal and interest on its indebtedness and therefore not be available for other purposes; (iii) limit the Company's flexibility in planning for, or reacting to, changes in its business;
(iv) place the Company at a competitive disadvantage as compared with less leveraged competitors; and (v) render the Company more vulnerable in the event of a downturn in its business.

For the year ended December 31, 1997, the Company's net cash provided by operating activities was $1,661, comprised primarily of a net loss of ($52,391) adjusted by non-cash depreciation and amortization of $53,205, other non-cash items totaling ($611), working capital changes of $377 and changes in other deferred expenses of $1,081. Net cash used in investing activities of $475,860 consisted primarily of purchases of short-term investments of $445,137, additions to property, plant and equipment of $79,042 and acquisitions of $30,490 (primarily acquisition of the minority interest of Freedom) partially offset by sales and maturities of short-term investments of $76,923. Net cash provided by financing activities of $635,266 consisted primarily of issuance of long-term debt of $688,000, change in affiliate notes of $97,624 and transfers from C-TEC of $89,324 partially offset by redemption of long-term debt of $141,250, transfers to C-TEC of $23,474, payments made for debt financing costs of $19,743 and an increase related to cash restricted for debt service of $61,250.

For the year ended December 31, 1996, the Company's net cash provided by operating activities was $23,831 comprised primarily of a net loss of $5,989 adjusted by non-cash depreciation and amortization of $38,881 and other non-cash items totaling ($7,184). Net cash used in investing activities of $9,377 consisted primarily of additions to property, plant and equipment of $40,369, the purchase of a loan receivable of $13,088 and acquisitions of $30,090 (primarily the Freedom acquisition), partially offset by net sales and maturities of short-term investments of $73,995. Net cash provided by financing activities of $9,391 included the issuance of long-term debt of $19,000 and change in affiliate notes of $32,802 partially offset by the redemption of long-term debt of $44,750.


Impact of the Year 2000 Issue
The Company has certain financial, administrative and operational systems which are subject to Year 2000 exposures. The Company has performed a study to identify those specific systems which require remediation and developed a plan to correct such situations in a timely fashion. The Company's plan is proceeding on target. The plan includes ensuring that those systems for which the Company is dependent on external vendors, such as certain billing systems, will be Year 2000 compliant by the end of 1999 based on the status of external vendors' remediation efforts. For those internal systems that require corrective action, the Company has contracted with its information systems services provider to rewrite the relevant programming code. Finally, the Company is well along on a conversion of its suite of financial systems to a state-of-the-art Oracle system. Such system is expected to ensure Year 2000 compliance in financial applications, enable the Company to process and report its financial transactions more efficiently and provide a greater level of detailed information to facilitate management's analysis which is critical to its business decisions.

The Company is employing a team approach across its MIS, financial and operational groups in addressing the above issues, as well as utilizing the assistance of external consultants in the case of the Oracle implementation. Such team approach facilitates a consistent progress along plans without disruption of other areas of the business.

There is no assurance that the Company's plans will continue to progress as intended. The Company estimates that its cost of Year 2000 remediation will not be material.

RCN Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars Except Per Share Amounts)                              For the Years Ended December 31,
                                                                             1997          1996         1995
                                                                    -------------------------------------------
Sales                                                                       $127,297      $104,910     $91,997
Costs and expenses, excluding depreciation and amortization                  134,967        79,107      75,003
Nonrecurring charges                                                          10,000             -           -
Depreciation and amortization                                                 53,205        38,881      22,336
                                                                    -------------------------------------------
Operating (loss)                                                             (70,875)      (13,078)     (5,342)
Interest income                                                               22,824        25,602      29,001
Interest expense                                                             (25,602)      (16,046)    (16,517)
Other income (expense), net                                                      131          (546)       (304)
                                                                    -------------------------------------------
(Loss) income before income taxes                                            (73,522)       (4,068)      6,838
(Benefit) provision for income taxes                                         (20,849)          979       1,119
                                                                    -------------------------------------------
(Loss) income before minority interest and equity in
  unconsolidated entities                                                    (52,673)       (5,047)      5,719
Minority interest in loss (income) of consolidated entities                    7,296         1,340        (144)
Equity in (loss) of unconsolidated entities                                   (3,804)       (2,282)     (3,461)
                                                                    -------------------------------------------
(Loss) income before extraordinary item                                      (49,181)       (5,989)      2,114
Extraordinary charge - debt prepayment penalty, net of tax of $1,728          (3,210)            -           -
                                                                    -------------------------------------------
Net (loss) income                                                           ($52,391)      ($5,989)     $2,114
                                                                    ===========================================



Basic earnings per average common share:
Income (loss) before extraordinary charge                                     ($0.89)       ($0.11)      $0.04
Extraordinary charge - debt prepayment penalty                                ($0.06)            -           -
Net income (loss) to shareholders                                             ($0.95)       ($0.11)      $0.04
Weighted average shares outstanding                                       54,965,716    54,918,394  54,890,334

Diluted earnings per average common share:
Income (loss) before extraordinary charge                                     ($0.89)       ($0.11)      $0.04
Extraordinary charge - debt prepayment penalty                                ($0.06)            -           -
Net income (loss) to shareholders                                             ($0.95)       ($0.11)      $0.04
Weighted average shares and common stock equivalents outstanding          54,965,716    54,918,394  54,890,334


See accompanying notes to Consolidated Financial Statements.

RCN Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)                                                   December 31,
                                                                        1997      1996
                                                                    ---------------------
ASSETS
Current assets
 Cash and temporary cash investments                                   $222,910  $61,843
 Short-term investments                                                 415,603   46,831
 Accounts receivable from related parties                                 9,829   12,614
 Accounts receivable, net of reserve for doubtful accounts
   of $2,134 in 1997 and  $861 in 1996                                   17,815   10,413
 Unbilled revenues                                                        1,695      844
 Material and supply inventory, at average cost                           2,745    1,140
 Prepayments and other                                                    5,314    4,556
 Deferred income taxes                                                    4,821    4,371
 Investments restricted for debt service                                 22,500        -
                                                                    ---------------------
Total current assets                                                    703,232  142,612
                                                                    ---------------------
Notes receivable - affiliates                                                 -  155,481
Property, plant and equipment, net of accumulated depreciation
 of $107,419 in 1997 and $84,529 in 1996                                200,340  135,828
Investments restricted for debt service                                  39,411        -
Investments                                                              70,424   76,547
Intangible assets, net                                                   96,547   93,471
Deferred charges and other assets                                        41,038   24,146
                                                                    ---------------------
Total assets                                                         $1,150,992 $628,085
                                                                    =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Accounts payable to related parties                                     $3,748   $4,880
 Accounts payable                                                        24,835   13,642
 Advance billings and customer deposits                                   7,318    6,859
 Accrued taxes                                                              488    1,950
 Accrued interest                                                         5,549    5,041
 Accrued contract settlements                                             3,126    3,565
 Accrued cable programming expense                                        3,498    3,188
 Accrued expenses                                                        21,143   18,167
                                                                    ---------------------
Total current liabilities                                                69,705   57,292
                                                                    ---------------------
Long-term debt                                                          686,103  131,250
Notes payable - affiliates                                                    -   11,854
Deferred income taxes                                                    19,612   28,245
Other deferred credits                                                    2,596    3,290
Minority interest                                                        16,392    5,389
Commitments and contingencies
Preferred stock                                                               -        -
Common shareholders' equity                                             356,584  390,765
                                                                    ---------------------
Total liabilities and shareholders' equity                           $1,150,992 $628,085
                                                                    =====================

See accompanying notes to Consolidated Financial Statements.

                       RCN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (THOUSANDS OF DOLLARS)
                                                                                     For the Years Ended December 31,
                                                                                     1997          1996         1995
                                                                             -----------------------------------------
Cash flows from operating activities
  Net income (loss)                                                                ($52,391)     ($5,989)       $2,114
  Gain on  pension curtailment/settlement                                                 -       (3,437)            -
  Accretion of discounted debt                                                        8,103            -             -
  Gain on sale of partnership interest                                                 (661)           -             -
  Extraordinary item - debt  prepayment penalty                                       3,210            -             -
  Depreciation and amortization                                                      53,205       38,881        22,336
  Deferred income taxes and investment tax credits, net                             (10,503)      (6,477)        6,696
  Provision for losses on accounts receivable                                         2,732        1,788           614
  Equity in loss of unconsolidated entities                                           3,804        2,282         3,461
  Minority interest                                                                  (7,296)      (1,340)          144
  Net change in certain assets and liabilities, net of business acquisitions:
    Accounts receivable and unbilled revenues                                       (14,979)      (3,780)       (5,550)
    Material and supply inventory                                                    (1,605)        (814)          777
    Accounts payable                                                                 11,193        2,954         3,983
    Accrued expenses                                                                  3,353        4,283         2,783
    Accounts receivable from related parties                                          3,180        1,572        11,860
    Accounts payable to related parties                                              (1,132)      (5,448)         (419)
    Other, net                                                                          367          597           529
  Other                                                                               1,081       (1,241)         (769)
                                                                             -----------------------------------------
Net cash provided by operating activities                                             1,661       23,831        48,559
                                                                             -----------------------------------------

Cash flows from investing activities:
  Additions to property, plant and equipment                                        (79,042)     (38,548)      (29,854)
  Purchase of short-term investments                                               (445,137)     (75,091)     (238,257)
  Sales and maturities of short-term investments                                     76,923      149,086       245,112
  Acquisitions, net of cash acquired                                                (30,490)     (30,090)     (121,147)
  Purchase of loan receivable                                                             -      (13,088)            -
  Proceeds from sale of partnership interest                                          1,900            -             -
  Other                                                                                 (14)      (1,646)       (2,057)
                                                                             -----------------------------------------
Net cash used in investing activities                                              (475,860)      (9,377)     (146,203)
                                                                             -----------------------------------------

Cash flows from financing activities
  Redemption of long-term debt                                                     (141,250)     (44,750)      (28,741)
  Issuance of long-term debt                                                        688,000       19,000        19,300
  Change in affiliate notes, net                                                     97,624       32,802        (6,130)
  Extraordinary item - debt prepayment penalty                                       (3,210)           -             -
  Payments made for debt financing costs                                            (19,743)           -             -
  Cash contribution from joint venture partner                                        9,016            -             -
  (Increase) related to investments restricted for debt service                     (61,250)           -             -
  Proceeds from issuance of stock                                                       230            -             -
  Transfers from C-TEC                                                               89,323       78,550       132,707
  Transfers (to) C-TEC                                                              (23,474)     (76,211)     (148,339)
                                                                             -----------------------------------------
Net cash provided by (used in) financing activities                                 635,266        9,391       (31,203)
                                                                             -----------------------------------------
Net increase (decrease) in cash and temporary cash investments                      161,067       23,845      (128,847)
Cash and temporary cash investments at beginning of year                             61,843       37,998       166,845
                                                                             -----------------------------------------
Cash and temporary cash investments at end of year                                 $222,910      $61,843       $37,998
                                                                             =========================================

Supplemental disclosures of cash flow information
Cash paid during the periods for:
  Income taxes                                                                       $1,090         $549          $497
                                                                              ========================================
  Interest (net of amounts capitalized)                                             $16,536      $16,046       $16,404
                                                                              ========================================

See accompanying notes to Consolidated Financial Statements

                       RCN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (THOUSANDS OF DOLLARS)

Supplemental Schedule of Non-Cash Investing and Financing Activities

In March 1997, the Company acquired the portion of Freedom which it did not already own. The transaction was accounted for as a purchase. A summary of the transaction is as follows:
  Cash paid                                                $40,000
  Non-capitalizable costs                                  (10,000)
  Reduction of minority interest                            (3,812)
                                                          ---------
  Fair value of assets acquired                            $26,188
                                                          =========

In 1996, C-TEC acquired an 80.1% interest in Freedom New York, L.L.C. The acquisition was accounted for as a purchase.
A summary of the acquisition is as follows:

Cash  paid                                                 $28,906
Liabilities assumed                                          7,621
Deferred tax asset recognized                                 (167)
Minority interest recognized                                 6,188
                                                          ---------
Fair value of assets acquired                              $42,548
                                                          =========

In 1995, C-TEC acquired all the outstanding Common Stock of Twin County Trans Video, Inc. and a related covenant not to compete.
The consideration for the acquisition was as follows:

Cash paid (including $1,000 deposit in 1994)               $37,313
Issuance of 5% Promissory Note                               4,000
Capital contribution by stockholder                         39,493
Liabilities assumed                                         16,364
Deferred tax liability incurred                             33,797
                                                          ---------
Fair value of assets acquired                             $130,967
                                                          =========

In 1996, the $4,000 promissory note was canceled and the Company paid cash of $500 in settlement of certain purchase price adjustments.

Certain intercompany accounts receivable and payable and intercompany note balances were transferred to Shareholders' Net Investment in connection with the Distribution.

BECO's contribution of the IRU to the RCN-BECOCOM joint venture (Note 7(a)) is reflected as "Advanced Fiber Plant" at its fair value.


See accompanying notes to Consolidated Financial Statements

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 1997, 1996 and 1995
(Thousands of Dollars)
                                           Common                  Additional            Shareholder's   Cumulative      Total
                                        Shares Issued    Common      Paid                     Net       Translation    Shareholders'
                                       and Outstanding   Stock    in Capital   Deficit   Investment      Adjustment      Equity
                                       ---------------------------------------------------------------------------------------------
Balance, December 31, 1994                    1,400     $    1     $      -    $     -      $372,846     $      -       $372,847
 Net income                                                                                    2,114                       2,114
 Transfers from C-TEC                                                                         21,714                      21,714
 Cumulative translation adjustment                                                                          (2,606)       (2,606)
                                       ---------------------------------------------------------------------------------------------
Balance, December 31, 1995                    1,400          1            -          -       396,674        (2,606)      394,069
 Net loss                                                                                     (5,989)                     (5,989)
 Transfers from C-TEC                                                                          3,134                       3,134
 Cumulative translation adjustments                                                                           (449)         (449)
                                       ---------------------------------------------------------------------------------------------
Balance, December 31, 1996                    1,400           1           -          -       393,819        (3,055)      390,765
 Net loss from 1/1/97 through 9/30/97                                                        (35,275)                    (35,275)
 Net loss from 10/1/97 through 12/31/97                                        (17,116)                                  (17,116)
 Transfers from C-TEC                                                                         17,980                      17,980
  Common stock issued in connection
   with the distribution                 54,967,952      54,968     321,556                 (376,524)                          -
 Stock plan transactions                     20,518          20         210                                                  230
                                      ---------------------------------------------------------------------------------------------
Balance, December 31, 1997               54,989,870     $54,989    $321,766   ($17,116)     $      -       ($3,055)     $356,584
                                      =============================================================================================



See accompanying notes to Consolidated Financial Statements

                                RCN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)

1. BACKGROUND AND BASIS OF PRESENTATION

Prior to September 30, 1997, RCN Corporation (the "Company" or "RCN") was operated as part of C-TEC Corporation ("C-TEC"). On September 30, 1997, C-TEC distributed 100 percent of the outstanding shares of common stock of its wholly owned subsidiaries, RCN Corporation ("RCN") and Cable Michigan, Inc. ("Cable Michigan") to holders of record of C-TEC's Common Stock and C-TEC's Class B Common Stock as of the close of business on September 19, 1997 (the "Distribution") in accordance with the terms of a Distribution Agreement dated September 5, 1997 among C-TEC, RCN and Cable Michigan. RCN consists primarily of C-TEC's bundled residential voice, video and Internet access operations in the Boston to Washington, D.C. corridor, its existing New York, New Jersey and Pennsylvania cable television operations, a portion of its long distance operations and its international investment in Megacable, S.A. de C.V.("Megacable"). Cable Michigan, Inc. consists of C-TEC's Michigan cable operations, including its 62% ownership in Mercom, Inc. In connection with the Distribution, C-TEC changed its name to Commonwealth Telephone Enterprises, Inc. ("CTE").

The consolidated financial statements have been prepared using the historical basis of assets and liabilities and historical results of operations of all wholly and majority owned subsidiaries. However, the historical financial information presented herein reflects periods during which the Company did not operate as an independent company and accordingly, certain assumptions were made in preparing such financial information. Such information, therefore, may not necessarily reflect the results of operations, financial condition or cash flows of the Company in the future or what they would have been had the Company been an independent, public company during the reporting periods. All material intercompany transactions and balances have been eliminated. Investments accounted for by the equity method include a 40% interest in Megacable, a Mexican cable television system operator. Joint ventures which the Company controls and in which the minority investors do not possess significant veto rights are consolidated. Other joint ventures are accounted for by the equity method.

C-TEC's corporate services group has historically provided substantial support services such as finance, cash management, legal, human resources, insurance and risk management and its financial statements are included in the consolidated financial statements of the Company. Prior to the Distribution, the corporate office allocated the cost for these services pro rata among the business units supported primarily based on assets; contribution to consolidated earnings before interest, depreciation, amortization, and income taxes; and number of employees. In the opinion of management, the method of allocating these costs is reasonable; however, the costs of these services remaining with the Company after allocation to C-TEC's other business units are not necessarily indicative of the costs that would have been incurred by the Company on a stand-alone basis. Also included in the Company's consolidated financial statements are the financial statements of the corporate financial services company which invests excess cash of, and advances funds to the Company and prior to the Distribution, C-TEC. The financial services company charges interest expense on outstanding advances and pays interest income on excess cash invested for affiliates.

CTE, RCN and Cable Michigan have entered into certain agreements providing for the Distribution, and governing various ongoing relationships, including the provision of support services, between the three companies, including a distribution agreement and a tax-sharing agreement.

2.  SEGMENT INFORMATION

The Company is developing advanced fiber optic networks to provide a wide range of telecommunications services including local and long distance telephone, video programming and data services (including high speed Internet access), primarily to residential customers in selected high density markets in the Boston to

Washington, D.C. corridor. The Company also seeks to serve certain commercial accounts on or near its networks. RCN's initial advanced fiber optic networks have been established in New York City and, through a joint venture with the Boston Edison Company ("BECO"), in Boston and surrounding communities. RCN has also entered into a joint venture named Starpower Communications, LLC ("Starpower") with Pepco Communications, LLC ("Pepco Communications"), an indirect wholly owned subsidiary of Potomac Electric Power Company ("PEPCO"), to develop an advanced fiber network in the Washington, D.C. area. In February 1998, RCN acquired Boston's and Washington, D.C.'s largest Internet service providers ("ISP"), Ultranet Communications, Inc. ("Ultranet") and Erols Internet, Inc. ("Erols"), respectively. The Company also has hybrid fiber/coaxial operations in New York (outside New York City), New Jersey and Pennsylvania, wireless video operations in New York City and certain other operations, including long distance telephone.

                                                         For the Year Ended December 31,
                                                             1997       1996       1995
                                                       ------------  ---------  ---------
Hybrid Fiber/Coaxial
--------------------
  Sales                                                 $   92,100   $ 84,096   $ 66,404
  Operating income before depreciation
     and amortization                                       39,767     40,094     28,458
  Depreciation and amortization                             33,713     33,131     20,723
  Operating income                                           6,054      6,963      7,735
  Additions of property, plant and equipment                19,258     14,010     19,226
  Identifiable assets                                      159,763    335,285    359,401
Advanced Fiber, Wireless Video and
----------------------------------
  Other Operating
-----------------
  Sales                                                 $   35,111   $ 20,768   $ 25,528
  Operating loss before depreciation
      and amortization                                     (39,882)   (11,711)    (8,416)
  Depreciation and amortization                             18,480      4,970        904
  Operating loss                                           (58,362)   (16,681)    (9,320)
  Additions of property, plant and equipment                56,454     23,714      6,453
  Identifiable assets                                      166,478     87,419     14,491
Corporate
---------
  Sales                                                 $       86   $     46   $     65
  Operating loss before depreciation
      and amortization and nonrecurring charge              (7,555)    (2,580)    (3,048)
  Nonrecurring charge                                       10,000          -          -
  Depreciation and amortization                              1,012        780        709
  Operating loss                                           (18,567)    (3,360)    (3,757)
  Additions of property, plant and equipment                 3,330        824      4,175
  Identifiable assets                                      824,751    205,381    275,718
Consolidated
------------
  Sales                                                 $  127,297   $104,910   $ 91,997
  Operating loss before depreciation
     and amortization and nonrecurring charge               (7,670)    25,803     16,994
  Nonrecurring charge                                       10,000          -          -
  Depreciation and amortization                             53,205     38,881     22,336
  Operating loss                                           (70,875)   (13,078)    (5,342)
  Additions of property, plant and equipment                79,042     38,548     29,854
  Identifiable assets                                    1,150,992    628,085    649,610

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - The preparation of financial statements in conformity with
----------------
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Temporary Cash Investments - For purposes of reporting cash flows, the
-----------------------------------
Company considers all highly liquid investments purchased with an original maturity of three months or less to be temporary cash investments. Temporary cash investments are stated at cost which approximates market.

Short Term Investments and Investments Restricted for Debt Service - Management
------------------------------------------------------------------
determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date in accordance with Statement of Financial Accounting Standards No. 115 - "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 1997 and 1996, marketable debt and equity securities have been categorized as available for sale. The Company states its short term investments at cost, which approximates market. Investments restricted for debt service have been categorized as held to maturity.

Property, Plant and Equipment and Depreciation - Property, plant and equipment
----------------------------------------------
reflects the original cost of acquisition or construction, including payroll and related costs such as taxes, pensions and other fringe benefits, and certain general administrative costs.

Depreciation is provided on the straight-line method based on the useful lives of the various classes of depreciable property. The average estimated lives of depreciable property, plant and equipment are:

                                                            Lives
                                                            -----
Hybrid fiber/coaxial plant                                5-22 years
Advanced fiber plant                                     10-15 years
Wireless & other plant                                       5 years
Buildings and leasehold improvements                      5-45 years
Furniture, fixtures and vehicles                          3-10 years
Other                                                        3 years

Repairs of all property, plant and equipment and minor replacements and renewals are charged to expense as incurred. Major replacements and betterments are capitalized. Gain or loss is recognized on major retirements and dispositions.

Intangible Assets - Intangible assets are amortized on a straight-line basis
-----------------
over the expected period of benefit ranging from 2 to 15 years.

Accounting for Impairments - The Company follows the provisions of Statement of
--------------------------
Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of " ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected net future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles expected to be held and used is based on the fair value of the asset.

No impairment losses have been recognized by the Company pursuant to SFAS 121.

Revenue Recognition - Local telephone service revenue is recorded as earned
-------------------
based on tariffed rates. Long distance telephone service revenue is recorded based on minutes of traffic processed and tariffed rates or contracted fees. Revenues from cable programming services are recorded in the month the service is provided. Internet access service revenues are recorded based on contracted fees.

Advertising Expense - Advertising costs are expensed as incurred.  Advertising
-------------------
expense charged to operations was $12,203, $1,441 and $862 in 1997, 1996 and 1995, respectively.

Stock Based Compensation - The Company applies Accounting Principles Board
------------------------
Opinion No. 25 - "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock plans. The Company has adopted the disclosure - only provisions of Statement of Financial Accounting Standards No. 123 - "Accounting for Stock-Based Compensation" ("SFAS 123").

Earnings (loss) per share -  The Company has adopted Statement of Financial
-------------------------
Accounting Standards No. 128 - Earnings Per Share ("SFAS 128").  Basic earnings
(loss) per share is computed based on net income (loss) divided by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings (loss) per share is computed based on net income (loss) divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of stock options during periods in which the Company incurs a loss from continuing operations is not assumed since the effect is anti-dilutive. The number of stock options which would have been converted in 1997 and have a dilutive effect if the Company had income from continuing operations is 517,506.

For periods prior to October 1, 1997, during which the Company was a wholly owned subsidiary of C-TEC, earnings (loss) per share was calculated by dividing net income (loss) by the number of average common shares of C-TEC outstanding, based upon a distribution ratio of one share of Company common equity for each share of C-TEC common equity owned.


                                                                    Years Ended December 31,
                                                                 1997         1996         1995
                                                                 ----         ----         ----

Income (loss) before extraordinary charge                    $   (49,181)  $    (5,989)  $     2,114
                                                             ===========   ===========   ===========

Basic earnings per average common share:
Average shares outstanding                                    54,965,716    54,918,394    54,890,334

(Loss) income per average common share                       $     (0.89)  $     (0.11)  $      0.04

Diluted earnings per average common share:
Average shares outstanding                                    54,965,716    54,918,394    54,890,334

Dilutive shares resulting from stock options                           -             -             -
                                                             -----------   -----------   -----------
                                                              54,965,716    54,918,394    54,890,334
                                                             ===========   ===========   ===========

(Loss) income per average common share                       $     (0.89)  $     (0.11)  $      0.04


Income Taxes  - The Company and its subsidiaries report income for federal tax
------------
purposes on a consolidated basis. Prior to the Distribution, the Company and its subsidiaries were included in the consolidated federal income tax return of C-TEC. Income tax expense is allocated to subsidiaries on a separate return basis except that the Company's subsidiaries receive benefit for the utilization of net operating losses and investment tax credits included in the consolidated return even if such losses and credits could not have been used on a separate return basis. The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes." The statement requires the use of an asset and liability approach for financial reporting purposes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial reporting basis and tax basis of assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Investment tax credits ("ITC") for the Company have been deferred in prior years and are being amortized over the average lives of the applicable property.

Foreign Currency Translation - The Company has a 40% interest in Megacable.  For
----------------------------
purposes of determining its equity in the earnings of Megacable, the Company translates the revenues and expenses of Megacable into U.S. dollars at the average exchange rates that prevailed during the period. Assets and liabilities are translated into U.S. dollars at the rates in effect at the end of the fiscal period. Prior to 1997, the Company's share of the gains or losses that result from this process are shown in the cumulative translation adjustment account in the common shareholders' equity section of the balance sheet. Effective January 1, 1997, since the three-year cumulative rate of inflation at December 31, 1996 exceeded 100%, Mexico is treated for accounting purposes as having a highly inflationary economy. As a result, the financial statements of Megacable are remeasured as if the functional currency were the U.S. dollar. The remeasurement of the Mexican peso into U.S. dollars creates translation adjustments which are included in net income. The Company's proportionate share of gains and losses resulting from transactions of Megacable, which are made in currencies different from its own, are included in income as they occur.

4.  BUSINESS COMBINATIONS

The following business combinations were transacted by wholly owned subsidiaries of C-TEC. The acquired businesses were transferred to the Company in connection with the Distribution.

On August 30, 1996, FNY Holding Company, Inc., formerly a wholly owned subsidiary of C-TEC ("FNY") acquired from Kiewit Telecom Holdings, C-TEC's controlling shareholder at the time, an 80.1% interest in Freedom New York, LLC and all related rights and liabilities ("Freedom") for cash consideration of approximately $29,000. In addition, FNY assumed liabilities of approximately $7,600. (In March 1996, Freedom had acquired the wireless cable television business of Liberty Cable Television). The acquisition was accounted for as a purchase, and accordingly, Freedom is included in the Company's consolidated financial statements since September 1996. The full fair value of assets acquired and liabilities assumed has been reflected in the Company's financial statements with minority interest reflecting the separate 19.9% ownership.

FNY allocated the purchase price paid on the basis of the fair value of property, plant and equipment and identifiable intangible assets acquired and liabilities assumed. There was no excess cost over fair value of net assets acquired.

Contingent consideration of $15,000 was payable in cash and was to be based upon the number of net eligible subscribers, as defined in the Acquisition Agreement, in excess of 16,563 delivered to the Company. The contingent consideration is not included in the acquisition cost total above but was to have been recorded when and if the future delivery of subscribers occurred. In addition, FNY paid $922 to Kiewit Telecom Holdings which represents compensation for foregone interest on the amount invested by Kiewit Telecom Holdings in Freedom. This amount has been charged to operations.

On March 21, 1997, the Company paid $15,000 in full satisfaction of contingent consideration payable for the original acquisition of Freedom. Additionally, pursuant to the terms of the Freedom Operating Agreement, the assets of RCN Telecom Services of New York, Inc., a wholly-owned subsidiary of RCN, were contributed to Freedom, in which the Company had an 80.1% ownership interest prior to such contribution. Subsequent to this contribution, the Company paid $15,000 to acquire the minority ownership of Freedom. These amounts were primarily allocated to excess cost over fair value of net assets acquired and are being amortized over a period of approximately six years. The Company also paid $10,000 to terminate a marketing services agreement between Freedom and an entity controlled by Freedom's former minority owners. The Company charged this amount to operations for the quarter ended March 31, 1997.

On May 15, 1995, C-TEC Cable Systems, Inc., ("RCN Cable") formerly a wholly owned subsidiary of C-TEC, acquired 40% of the outstanding common stock of Twin County Trans Video, Inc. ("Twin County") in exchange for cash of approximately $26,300, including a $1,000 deposit made in 1994, and a $4,000, 5% promissory note of RCN Cable. In addition, RCN Cable paid $11,000 in consideration of a noncompete agreement and assumed liabilities of approximately $16,400. The remaining shares were subject to an escrow agreement, pending completion of the merger, and were required to be voted under the direction of RCN Cable. As of May 15, 1995, RCN Cable also assumed management of Twin County. As a result, RCN Cable had control of Twin County and accordingly Twin County is consolidated in the Company's financial statements since May 1995, the date of the original acquisition. The remaining outstanding common stock of Twin County was acquired in September 1995 in exchange for $52,000 stated value redeemable convertible preferred stock of C-TEC. The preferred stock has a stated dividend rate of 5%, beginning January 1, 1996. The fair value of the preferred stock, as determined by an independent appraiser was $39,500 which was recorded as additional paid-in capital to the Company. In 1996, the $4,000 promissory note was canceled and RCN Cable paid cash of $500 in settlement of certain purchase price adjustments.

RCN Cable has allocated the purchase price paid for Twin County on the basis of the fair value of property, plant and equipment and identifiable intangible assets acquired and liabilities assumed. The excess of the consideration for the acquisition over the fair value of the net assets acquired of approximately $16,700 has been allocated to goodwill and is being amortized over a period of approximately 10 years.

In January 1995, RCN International Holdings, Inc. (formerly C-TEC International, Inc.), formerly a wholly owned subsidiary of C-TEC, purchased a 40% equity position in Megacable. The aggregate consideration for the purchase was cash of $84,115. The Company accounts for its investment by the equity method of accounting. The original excess cost over the underlying equity in the net assets acquired is approximately $94,000, which is being amortized on a straight-line basis over 15 years.

In January 1995, RCN Cable purchased the assets of Higgins Lake Cable, Inc. for cash of approximately $4,750.

In June 1995, C-TEC invested approximately $2,220 for a one-third interest in a partnership which intends to provide alternative access telephone service to commercial subscribers. C-TEC transferred this investment to RCN Cable in 1996 at net book value of $1,977. The Company disposed of its investment in 1997 and realized a gain of $661.

In November 1995, the Company purchased the assets used in the provision of residential telephone services in New York by RealCom Office Communications, Inc. for cash of approximately $1,050.

The following unaudited pro forma summary presents information as if the acquisitions of Freedom and Twin County had occurred at the beginning of 1996. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the consolidated entities.

                                                                Years Ended December 31,
                                                                   1997           1996
                                                                        (Unaudited)
Sales                                                             $127,297       $110,116
(Loss) from continuing operations before extraordinary items      $(72,245)      $(20,189)
Net (loss)                                                        $(53,831)      $(16,807)
Pro Forma Earnings Per Share:
(Loss) from continuing operations before extraordinary items      $  (1.31)      $   (.37)
Net (loss)                                                        $   (.98)      $   (.31)

5.  SHORT-TERM INVESTMENTS

Short-term investments, stated at cost, include the following at December 31, 1997 and 1996:

                                                                     1997           1996
                                                                   --------       --------
Federal Agency notes                                               $110,966       $      -
Commercial Paper                                                     43,859          8,823
Corporate debt securities                                           222,785         38,008
Certificates of deposit                                              37,993              -
                                                                   --------       --------

Total                                                              $415,603       $ 46,831
                                                                   ========       ========

At December 31, 1997, short term investments with an amortized cost of $329,714 have contractual maturities of one to three years. All remaining short term investments have contractual maturities under one year.

6.  PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consists of the following at December 31,

                                                                              1997        1996
                                                                           ----------  ----------
Hybrid fiber/coaxial plant                                                 $ 157,652    $148,172
Advanced fiber plant                                                          76,572      29,226
Wireless & other plant                                                         4,771       4,245
Buildings, leasehold improvements and land                                    16,607      10,989
Furniture, fixtures and vehicles                                              23,399      18,119
Construction in process                                                       28,195       9,013
Other                                                                            563         593
                                                                           ---------    --------

Total property, plant and equipment                                          307,759     220,357
Less accumulated depreciation                                               (107,419)    (84,529)
                                                                           ---------    --------

Property, plant and equipment, net                                         $ 200,340    $135,828
                                                                           =========    ========

Depreciation expense was $24,257, $19,372 and $13,236 for the years ended December 31, 1997, 1996 and 1995, respectively.

7.  INVESTMENTS AND JOINT VENTURES

Investments at December 31, are as follows:

                                                           1997                 1996
                                                         ---------           -------
Megacable                                                 $70,363            $74,232
Partnership                                                     -              2,315
Other                                                          61                  -
                                                          -------            -------
Total Investments                                         $70,424            $76,547
                                                          =======            =======

Investments carried on the equity method consist of the following at December 31:

                                                              Percentage Owned
                                                          1997               1996
                                                         -------            -------
Megacable                                                40.00%             40.00%
Partnership Interest                                         -              33.33%
Starpower Communications, LLC                            50.00%                 -

a. In September 1996, RCN and Boston Edison Company ("BECO"), through wholly owned subsidiaries, entered into a letter of intent to form a joint venture to utilize 126 fiber miles of BECO's fiber optic network to deliver RCN's comprehensive communications package in Greater Boston. The venture, in the form of an unregulated entity with a term expiring in the year 2060, was formed pursuant to a joint venture agreement dated December 23, 1996 (the "Boston Joint Venture Agreement") providing for the organization and operation of RCN-BECOCOM, LLC ("RCN-BECOCOM"). RCN-BECOCOM was organized to own and operate an advanced fiber optic telecommunications network and to provide, in the market in and around Boston, Massachusetts, voice, video and data services, as well as the communications support component of energy related customer services offered by BECO. RCN owns 51% of the equity interest in RCN-BECOCOM and BECO, owns the remaining 49% interest. Future capital contributions are required to be made on a 51% and 49% basis for RCN and BECO, respectively.

The closing of the transactions contemplated by the Boston Joint Venture Agreement occurred on June 17, 1997. RCN will manage the business of RCN-BECOCOM pursuant to the terms of the Management Agreement and, in consideration therefor, will receive reimbursement for its reasonable costs, and a performance -based fee (based on factors including the number of subscribers and operating cash flow) to be determined by agreement of RCN and RCN-BECOCOM. The initial term of the agreement expires on December 31, 2001. The agreement provides for automatic successive three-year renewal periods, unless notice is given ninety days before the end of the period. As a result of its ownership, management and control, this joint venture with BECO is consolidated in RCN's financial statements.

Pursuant to an Indefeasible Right of Use Agreement ("IRU Agreement") , BECO will, for certain agreed upon fees, (i) provide construction services to build out the Network, (ii) make available to RCN-BECOCOM (a) all of the available capacity of BECO's existing fiber backbone, and (b) the ability to use BECO's real estate, poles, easements and other interests for the construction and operation of the Network and (iii) maintain the Network. BECO's construction obligations expire on June 17, 2007 and the term of the IRU Agreement expires on December 31, 2060. One year before each respective expiration date, BECO agrees to commence good-faith negotiations to extend construction obligations beyond June 17, 2007 and to allow continued use of BECO's facilities beyond December 31, 2060. The fair value of the IRU transferred by BECO to the joint venture is reflected as "Advanced Fiber Plant" in property, plant and equipment.

BECO will have the right at the time of the Distribution and every two years thereafter to convert its ownership interest in RCN-BECOCOM into the Common Stock of RCN pursuant to specific terms and conditions. If BECO exercises its conversion rights, BECO will remain obligated to make 49% of all cash contributions by the parties and any cash contributions made after conversion will result in it owning a portion of RCN-BECOCOM based on the value of RCN-BECOCOM at the time of the contribution. BECO may exercise its conversion rights in whole or in part from time to time. In January 1998, BECO notified RCN that it has elected to exercise its option to the full extent permitted by the Exchange Agreement with respect to 1997. RCN and BECO are presently in discussions with respect to the calculation of the agreed upon value for the exercise of such option.

b. On August 1, 1997, RCN and Potomac Capital Investment Corporation ("PCI"), a wholly owned subsidiary of PEPCO, entered into a letter of intent (the "Letter of Intent") to form a joint venture which will own and operate a communications network to provide voice, video, data and other communications services to residential and commercial customers in the greater Washington, D.C., Virginia and Maryland area (the "Washington, D.C. Market"). Starpower, an unregulated limited liability company with a perpetual term, was formed on October 28, 1997 to construct, own, lease, operate and market a network for the selling of voice, video, data and other telecommunications services to all potential commercial and residential customers in the Washington, D.C. Market. RCN owns 50% of the equity interest in Starpower and PCI owns the remaining 50% interest.

The closing of the Starpower joint venture (the "Starpower Closing") occurred on December 19, 1997.

Pursuant to the Amended and Restated Operating Agreement, RCN and Pepco Communications are each required to make additional capital contributions in accordance with a schedule set forth in such agreement on a 50%/50% basis. Failure of either RCN or Pepco Communications to make a scheduled capital contribution or to vote in favor of certain additional capital contributions may result in the recalculation of equity interests. The business and affairs of Starpower is to be managed by RCN and Pepco Communications. So long as RCN and Pepco Communications maintain a 50%/50% equity interest in the joint venture, each of RCN and Pepco Communications will appoint three members to the operating committee, the approval of which is required for any business action. Certain fundamental business actions, such as mergers, acquisitions, sales of substantially all of the assets, liquidation and amendments to the certificate of organization or any agreement signed at the Starpower Closing, require the unanimous approval of the operating committee regardless of whether the parties continue to maintain a 50%/50% ownership interest. As a result of the joint control, Starpower is accounted for under the equity method of accounting.

A subsidiary of RCN will provide support services including customer service, billing, marketing and certain administrative, accounting and technical support services, each of which shall be provided at cost.

c. The basis of the Company's investment in Megacable exceeded its underlying equity in the net assets of Megacable when acquired by approximately $94,000 which excess is being amortized on a straight-line basis over 15 years. At December 31, 1997, the unamortized excess over the underlying equity in the net assets was $75,886. The Company recorded its proportionate share of (losses) and amortization of excess cost over net assets of ($3,869), ($2,190) and ($3,061) in 1997, 1996 and 1995, respectively.

Effective January 1, 1997, since the three-year cumulative rate of inflation at December 31, 1996 exceeded 100%, Mexico is being treated for accounting purposes under Statement of Financial Accounting Standards No. 52 - "Foreign Currency Translation", as having a highly inflationary economy. As a result, the financial statements of Megacable are remeasured as if the functional currency were the U.S. dollar. The remeasurement of the Mexican peso into U.S. dollars creates translation adjustments which are included in net income. Exchange gains (losses) of $(12), $247, and $(932) in 1997, 1996, and 1995, respectively, including translation losses in 1997, are included in the respective statements of operations through the Company's proportionate share of losses of Megacable.

The following table reflects the summarized financial position and results of operations of Megacable as of and for the years ended December 31, 1997 and 1996:


                                                                              1997       1996
                                                                            ---------  ---------

Assets                                                                      $ 76,323   $ 67,672
Liabilities                                                                 $  8,347   $  6,455
Stockholders' equity                                                        $ 67,976   $ 61,217
Sales                                                                       $ 30,441   $ 23,225
Costs and expenses                                                          $ 23,389   $ 15,689
Foreign currency transaction gains (losses)                                 $    (31)  $    618
Net income                                                                  $  6,653   $ 10,226

8.  INTANGIBLE ASSETS

Intangible assets consist of the following at December 31,

                                                       Amortization period      1997       1996
                                                       -------------------  --------   --------
Franchises and subscriber lists                               2-10.5 years  $ 79,273   $ 78,720
Noncompete agreements                                          5-8 years      11,209     11,209
Goodwill                                                       5-10 years     42,787     16,830
Building access rights                                         3-4 years      15,197     14,920
Other intangible assets                                        5-15 years      1,469        520
                                                                            --------   --------

Total intangible assets                                                      149,935    122,199

Less accumulated amortization                                                (53,388)   (28,728)
                                                                            --------   --------

Intangible assets, net                                                      $ 96,547   $ 93,471
                                                                            ========   ========

Amortization expense charged to operations in 1997, 1996 and 1995 was $28,948, $19,509 and $9,100, respectively.

9.  DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets consist of the following at December 31:

                                                                    1997      1996
                                                                  --------  --------
Note and interest receivable - Mazon Corporativo, S.A. de C.V.     $17,682   $15,310
Debt issuance costs                                                 19,743       309
Prepaid pension costs                                                    -     2,967
Prepaid professional services                                          938     3,439
Other                                                                2,675     2,121
                                                                   -------   -------

Total                                                              $41,038   $24,146
                                                                   =======   =======

10.  DEBT

a.  Long-term debt

Long-term debt outstanding at December 31 is as follows:

                                            1997      1996
                                          --------  --------

Senior Secured Notes 9.65% due 1999       $      -  $131,250
Revolving Credit Agreement                   3,000         -
Term Credit Agreement                      100,000         -
Senior Notes 10% due 2007                  225,000         -
Senior Discount Notes 11 1/8% due 2007     358,103         -
                                          --------  --------
Total                                      686,103   131,250

Due within one year                              -         -
                                          --------  --------

Total Long-Term Debt                      $686,103  $131,250
                                          ========  ========

In October 1997, pursuant to Rule 144A of the Securities Exchange Act of 1933, the Company completed an offering of 10% Senior Notes with an aggregate principal amount of $225,000 and 11 1/8% Senior Discount Notes with an aggregate principal amount at maturity of $601,045, both due 2007, to qualified institutional buyers as defined in Rule 144A. The Senior Discount Notes were issued at a discount and generated gross proceeds to the Company of $350,000. In December 1997, the Company commenced an SEC registered Exchange Offer of its 10% Senior Notes due 2007, Series B for any and all outstanding 10% Senior Notes due 2007, Series A and its 11 1/8% Senior Discount Notes due 2007, Series B for any and all outstanding 11 1/8% Senior Discount Notes due 2007 Series A. The Exchange Offer closed in January of 1998. All outstanding notes were exchanged.

The 10% Senior Notes were issued under an indenture dated October 17, 1997 (the "10% Indenture") between the Company and The Chase Manhattan Bank, as Trustee. The 10% Senior Notes are general senior obligations of the Company which mature on October 15, 2007 and are collateralized by a pledge of the Escrow Account which contains approximately $61,000 of the net proceeds from the sale of the 10% Senior Notes plus approximately $1,000 of aggregate interest, representing funds that, together with the future proceeds from the investment thereof, will be sufficient to pay interest on the 10% Senior Notes for six scheduled interest payments. Interest on the 10% Senior Notes is payable in cash semi-annually in arrears on each April 15 and October 15, commencing April 15, 1998.

The 10% Indenture contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations.

The 10% Senior Notes are redeemable, in whole or in part, at any time on or after October 15, 2002 at the option of the Company. The 10% Senior Notes have redemption prices starting at 105% of the principal amount and declining to 100% of the principal amount, plus any accrued interest.

The 11 1/8% Senior Discount Notes were issued under an indenture dated October 17, 1997 (the "11 1/8% Indenture") between the Company and The Chase Manhattan Bank, as Trustee. The 11 1/8% Senior Discount Notes are general senior obligations of the Company, limited to $601,045 aggregate principal amount at maturity and will mature on October 15, 2007. The 11 1/8% Senior Discount Notes were issued at a discount to yield gross proceeds of $350,000. The 11 1/8% Senior Discount Notes will not bear cash interest prior to October 15, 2002.

The 11 1/8% Indenture contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations.

The 11 1/8% Senior Discount Notes are redeemable, in whole or in part, at any time on or after October 15, 2002 at the option of the Company. The 11 1/8% Senior Discount Notes have redemption prices starting at 105.562% of the principal amount at maturity and declining to 100% of the principal amount at maturity, plus any accrued interest.

Certain subsidiaries of the Company, including RCN Cable, have in place a $125,000 credit agreement comprised of two credit facilities. The first is a five year revolving credit facility in the amount of $25,000 which provides credit availability through June 30, 2002. Revolving loans may be repaid and reborrowed from time to time. The second is a term credit facility in the amount of $100,000 which is to be repaid over six years in quarterly installments from September 30, 1999 through June 30, 2005. Interest only is due through June 30, 1999. The interest rate is based on either a LIBOR or Base Rate option, at the election of the Company (6.82% at December 31, 1997). The credit agreement is collateralized by a pledge by the Company of its stock in RCN Cable and may, in the future, be secured by pledges of stock of subsidiaries of the Company. At December 31, 1997, the entire $100,000 term credit facility is outstanding and $3,000 of the revolving credit facility is outstanding. RCN Cable used a portion of its initial borrowings under the credit facilities to prepay higher priced Senior Secured Notes. The early extinguishment of the Senior Secured Notes resulted in an extraordinary charge of $3,210, net of taxes of $1,728. The credit agreement contains restrictive covenants which, among other things, require the Company to maintain certain debt to cash flow and interest coverage ratios and place certain limitations on additional debt and investments. The Company does not believe that these covenants will materially restrict its activities.

In 1989, in order to complete the August 29, 1989 Michigan Cable Television acquisition, RCN Cable entered into a private placement of Senior Secured Notes for $150,000 and a $70,000 Revolving Secured Credit Agreement, which was voluntarily reduced to $60,000 in 1990 and which, in accordance with its terms, reduced on a quarterly basis, through original scheduled maturity in September 1996. In August 1996, RCN Cable obtained an amendment and waiver related to this Revolving Secured Credit Agreement which extended final maturity to December 1996 and increased the amount of available borrowings. Additionally, the restrictive covenant relating to limitations on the amount of capital expenditures was waived for the year ending December 31, 1996. The Senior Secured Notes were collateralized by the stock of certain cable subsidiaries of the Company. On September 1, 1996 and on each September 1 thereafter, a mandatory principal repayment was required on the Senior Secured Notes. The Senior Secured Notes contained restrictive convenants which, among other things, required maintenance of a specified debt to cash flow ratio. These notes were prepaid in 1997 as discussed above. The Senior

Secured Notes were classified as long-term at December 31, 1996 since the Company had the intent and the ability to refinance this obligation on a long-term basis through the above credit facilities.

In connection with the acquisition of Twin County Trans Video, Inc., RCN Cable issued a $4,000 promissory note at 5% due in May 2003. The note was unsecured. In September 1996, the note was canceled in settlement of certain purchase price adjustments.

Contractual maturities of long-term debt are as follows:

   Year Ending December 31,      Aggregate Amounts
             1998                          $     -
             1999                          $ 3,750
             2000                          $11,250
             2001                          $16,250
             2002                          $20,500

b.  Short-term debt

At December 31, 1997, the Company had unused lines of credit for $5,500 at prime (8.50% at December 31, 1997). Short-term unsecured borrowings may be made under these lines of credit. The amounts available under these lines of credit are reduced by outstanding letters of credit ($3,060 at December 31,1997). All unused lines of credit are cancelable at the option of the banks. There are no commitment or facility fees associated with maintaining availability of the above-mentioned lines of credit.

11.  INCOME TAXES

The (benefit) provision for income taxes is reflected in the Consolidated Statements of Operations as follows:


                                                 1997       1996      1995
                                              ----------  --------  --------
Current:
  Federal                                     $ (11,795)  $ 5,730   $(5,713)
  State                                           1,449     1,102       375
                                              ---------   -------   -------

Total Current                                   (10,346)    6,832    (5,338)
                                              ----------  -------   -------

Deferred:
  Federal                                       (10,161)   (4,751)    7,016
  State                                            (342)   (1,000)     (377)
                                              ---------   -------   -------

Total Deferred                                  (10,503)   (5,751)    6,639
                                              ---------   -------   -------

Amortization of ITC                                   -      (102)     (182)
                                              ---------   -------   -------
Provision (benefit) for income taxes:
  Before extraordinary item                     (20,849)      979     1,119
  Extraordinary item                             (1,728)        -         -
                                              ---------   -------   -------

Total (benefit) provision for income taxes    $ (22,577)  $   979   $ 1,119
                                              =========   =======   =======

At December 31, 1997 and 1995, the Company had tax related balances due from affiliates of $3,186 and $501, respectively. At December 31, 1996, the Company had tax related balances due to affiliates of $817.

Temporary differences that give rise to a significant portion of deferred tax assets and liabilities at December 31, are as follows:


                                                                1997       1996
                                                              ---------  ---------

Net operating loss carryforwards                              $ 10,078   $  2,130
Alternative minimum tax credits                                    167        219
Employee benefit plans                                           1,031        882
Reserve for bad debt                                               844        693
Start-up costs                                                     586        959
Investment in unconsolidated entity                              3,985      4,771
Accruals for nonrecurring charges and contract settlements       2,368      2,299
Other, net                                                       1,823      1,888
                                                              --------   --------

Total deferred tax assets                                       20,882     13,841
                                                              --------   --------

Property, plant and equipment                                  (14,759)   (15,019)
Intangible assets                                              (11,253)   (17,776)
All other                                                       (1,257)    (1,229)
                                                              --------   --------

Total deferred liabilities                                     (27,269)   (34,024)
                                                              --------   --------

Subtotal                                                        (6,387)   (20,183)
Valuation allowance                                             (8,404)    (3,691)
                                                              --------   --------
Total deferred taxes                                          $(14,791)  $(23,874)
                                                              ========   ========

In the opinion of management, based on the future turnaround of existing temporary differences for the consolidated taxpaying group, primarily depreciation, the Company will more likely than not be able to realize substantially all of its deferred tax assets.

A valuation allowance has been provided for the portion of deferred tax assets which, in the opinion of management is uncertain as to their realization. The valuation allowance relates primarily to state net operating loss carryforwards generated by certain subsidiaries.

The net change in the valuation allowance for deferred tax assets during 1997 was an increase of $4,713.

Net operating losses will expire as follows:

                        Federal        State
              1999                    $ 2,793
              2000                      3,087
              2001                     14,532
              2002                      3,141
              2003                     10,244
              2004                      3,767
              2011                     38,116
              2012                      8,028
              2017       $8,218             -
                         ------       -------
             Total       $8,218       $83,708
                         ======       =======

The provision (benefit) for income taxes is different from the amounts computed by applying the U.S. statutory federal tax rate of 35%. The differences are as follows:

                                                                      For the Years Ended
                                                                          December 31,
                                                                    1997       1996      1995
                                                                 ----------  --------  --------

(Loss) income before (benefit) provision for income taxes and
   extraordinary item                                             $(70,030)  $(5,010)   $3,233
                                                                  ========   =======    ======
Federal income tax benefit at statutory rate                      $(24,511)  $(1,753)   $1,131
State income taxes net of federal income tax benefit                   719        66       (33)
Investment tax credits amortized                                         -      (102)      (50)
Amortization of goodwill                                               830       779       388
Estimated nondeductible expenses                                     1,913     1,564       (93)
Adjustment to prior year accrual                                      (197)      421      (161)
Other, net                                                             397         4       (63)
                                                                  --------   -------    ------

Total (benefit) provision for income taxes                        $(20,849)  $   979    $1,119
                                                                  ========   =======    ======

In 1995, C-TEC received official notification of final settlement from the Internal Revenue Service relating to the examination of C-TEC's consolidated federal income tax returns for 1989, 1990 and 1991. The most significant adjustment relates to the disallowance of the claimed amortization of certain intangible assets. As a result of the disallowance, the Company's taxes payable for prior years increased approximately $580. The amount accrued in previous years was sufficient to satisfy the above adjustment. No additional accrual during 1995 was required.

In 1997 and 1996, estimated non-deductible expenses relate primarily to charges in connection with the restructuring of the Company.

12. STOCKHOLDERS' EQUITY AND STOCK PLANS

The Company has authorized 100,000,000 shares of $1 par value common stock and 200,000,000 shares of $1 par value Class B nonvoting common stock. The Company also has authorized 25,000,000 shares of $1 par value preferred stock. At December 31, 1997, 54,989,870 shares of common stock are issued and outstanding.

In March 1998, the Company's Board of Directors approved a two-for-one stock split, payable in the form of a 100% stock dividend. The record date for the stock split is March 20, 1998. Stockholders of record at the market close on that date will receive an additional share of RCN common stock for each share held. The distribution date for the stock dividend will be April 3, 1998. All share and per share data, stock option data, and market prices of the Company's common stock have been restated to reflect this stock split.

In connection with the Distribution, the Company Board adopted the 1997 RCN Corporation Stock Option Plan ("the 1997 Plan"), designed to provide equity based compensation opportunities to key employees when shareholders of the Company have received a corresponding benefit through appreciation in the value of RCN Common Stock.

The 1997 Plan contemplates the issuance of incentive stock options, as well as stock options that are not designated as incentive stock options, performance-based stock options, stock appreciation rights, performance share units, restricted stock, phantom stock units and other stock-based awards (collectively, "Awards"). Up to 5,000,000 shares of Common Stock, plus 3,040,100 shares of Common Stock issuable in connection with the Distribution related option adjustments, may be issued pursuant to Awards granted under the 1997 Plan.

Unless earlier terminated by the Company Board, the 1997 Plan will expire on the tenth anniversary of the Distribution. The Company Board or the Compensation Committee may, at any time, or from time to time, amend or suspend and, if suspended, reinstate, the 1997 Plan in whole or in part.

Prior to the Distribution, certain employees of RCN were granted stock option awards under C-TEC's stock option plans. In connection with the Distribution 3,040,100 options covering Common Stock were issued. Each C-TEC option was adjusted so that each holder would currently hold options to purchase shares of CTE Common Stock, RCN Common Stock and Cable Michigan Common Stock. The number of shares subject to, and the exercise price of, such options were adjusted to take into account the Distribution and to ensure that the aggregate intrinsic value of the resulting RCN, Cable Michigan and CTE options immediately after the Distribution was equal to the aggregate intrinsic value of the C-TEC options immediately prior to the Distribution.

Information relating to stock options is as follows:

                                                   Weighted
                                        Number of  Average
                                         Shares    Exercise
                                        ---------  --------
Price
Outstanding December 31, 1994           1,431,000
 Granted                                1,257,000
 Exercised                                      -
 Canceled                                 280,000
                                        ---------
Outstanding December 31, 1995           2,408,000
 Granted                                  190,000
 Exercised                                 58,000
 Canceled                                 272,000
                                        ---------
Outstanding December 31, 1996           2,268,000    $ 7.10
 Granted                                4,862,100    $14.31
 Exercised                                 20,000    $ 8.07
 Canceled                                   3,000    $ 8.36
                                        ---------    ------
Outstanding December 31, 1997           7,107,100    $11.95
                                        =========    ======

Shares exercisable December 31, 1997    1,221,000    $ 7.05

The following table summarizes stock options outstanding and exercisable at December 31, 1997:


                                              Stock Options                                        Stock Options
                                               Outstanding                                          Exercisable
                          -----------------------------------------------------           -------------------------------
                                          Weighted Average
Range of Exercise                            Remaining         Weighted Average                          Weighted Average
 Prices                   Shares          Contractual Life      Exercise Price              Shares        Exercise Price
-------------------------------------------------------------------------------------------------------------------------
$6.24 to $8.40           3,017,100               7.5 Years              $ 7.36            1,221,000                $7.05
$15.32 to $16.82         4,090,000               9.8 Years               15.33                    -                    -
                         ---------                                                        ---------

Total                    7,107,100                                                        1,221,000
                         =========                                                        =========

No compensation expense related to stock option grants was recorded in 1997 as the option exercise prices were equal to fair market value on the date granted.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black Scholes option pricing model with weighted average assumptions for dividend yield of 0% for 1997, 1996 and 1995; expected volatility of 38.6% prior to the Distribution and 49.8% subsequent to the Distribution for 1997 39.5% for 1996, and 35.9% for 1995; risk-free interest rate of 6.52%, 5.95% and 6.32% for 1997, 1996 and 1995, respectively; and expected lives of 5 years for 1997,1996 and 1995.

The weighted-average fair value of options granted during 1997 was $7.46.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings and earnings per share were as follows:

                                              1997       1996     1995
                                            ---------  --------  ------
Net earnings - as reported                  $(52,391)  $(5,989)  $2,114
Net earnings - pro forma                    $(54,419)  $(6,612)  $1,695

Basic earnings per share - as reported      $  (0.95)  $ (0.11)  $ 0.04
Basic earnings per share - pro forma        $  (0.99)  $ (0.12)  $ 0.03
Diluted earnings per share - as reported    $  (0.95)  $ (0.11)  $ 0.04
Diluted earnings per share - pro forma      $  (0.99)  $ (0.12)  $ 0.03

In November 1996, the C-TEC shareholders approved a stock purchase plan for certain key executives (the C-TEC "Executive Stock Purchase Plan" or "C-TEC ESPP"). Under the C-TEC ESPP, participants may purchase shares of C-TEC Common Stock in an amount of between 1% and 20% of their annual base compensation and between 1% and 100% of their annual bonus compensation provided, however, that in no event shall the participant's total contribution exceed 20% of the sum of their annual compensation, as defined by the C-TEC ESPP. Participant's accounts are credited with the number of share units derived by dividing the amount of the participant's contribution by the average price of a share of C-TEC Common Stock at approximately the time such contribution is made. The share units credited to a participant's account do not give such participant any rights as a shareholder with respect to, or any rights as a holder or record owner of, any shares of C-TEC Common Stock. Amounts representing share units that have been credited to a participant's account will be distributed, either in a lump sum or in installments, as elected by the participant, following the earlier of the participant's termination of employment or three calendar years following the date on which the share units were initially credited to the participant's account. It is anticipated that, at the time of distribution, a participant will receive one share of C-TEC Common Stock for each share unit being distributed.

Following the crediting of each share unit to a participant's account, a matching share of Common Stock is issued in the participant's name. Each matching share is subject to forfeiture as provided in the C-TEC ESPP. The issuance of matching shares will be subject to the participant's execution of an escrow agreement. A participant will be deemed to be the holder of, and may exercise all the rights of a record owner of, the matching shares issued to such participant while such matching shares are held in escrow.

Shares of restricted C-TEC Common Stock awarded under the C-TEC Executive Stock Purchase Plan and share units awarded under the C-TEC ESPP that relate to C-TEC Common Stock were adjusted so that following the Distribution, each such participant was credited with an aggregate equivalent value of restricted shares of common stock of Commonwealth Telephone Enterprises, the Company and Cable Michigan. In 1997, the Company's Board of Directors approved the RCN Corporation Executive Stock Purchase Plan (the "RCN ESPP"), with terms substantially the same as the C-TEC ESPP. The number of shares which may be distributed under the RCN ESPP as matching shares or in payment of share units is 250,000. At December 31, 1997, 61,412 matching shares have been issued under the RCN ESPP, none of which are vested. The Company recognizes the cost of the matching shares over the vesting period. Expense recognized in 1997 and 1996 was $80 and $145, respectively.

13.  PENSIONS AND EMPLOYEE BENEFITS

Prior to the Distribution, the Company's financial statements reflect the costs experienced for its employees and retirees while included in the C-TEC plans.

Through December 31, 1996, substantially all employees of the Company were included in a trusteed noncontributory defined benefit pension plan, maintained by C-TEC. Upon retirement, employees are provided a monthly pension based on length of service and compensation. C-TEC funds pension costs to the extent necessary to meet the minimum funding requirements of ERISA. Substantially, all employees of C-TEC's Pennsylvania cable television operations (formerly Twin County Trans Video, Inc.) were covered by an underfunded plan which was merged into C-TEC's overfunded plan on February 28, 1996.

The information that follows relates to the entire C-TEC noncontributory defined benefit plan. The components of C-TEC's pension cost are as follows:

                                                    1996      1995
                                                  --------  ---------

Benefits earned during the year (service cost)    $ 2,365   $  1,656
Interest cost on projected benefit obligation       3,412      3,083
Actual return on plan assets                       (3,880)   (12,897)
Other components - net                             (1,456)     8,482
                                                  -------   --------

Net periodic pension cost                         $   441   $    324
                                                  =======   ========

The following assumptions were used in the determination of the consolidated projected benefit obligation and net periodic pension cost:

                                                              December 31,
                                                              1996    1995
                                                             ------  ------
Discount rate                                                  7.5%    7.0%
Expected long-term rate of return on plan assets               8.0%    8.0%
Weighted average long-term rate of compensation increases      6.0%    6.0%

The Company's allocable share of the consolidated net periodic pension costs, based on the Company's proportionate share of consolidated annualized salaries as of the valuation date, was approximately $158 and $251 for 1996 and 1995, respectively. These amounts are reflected in operating expenses. As discussed below, no pension cost (credit) was recognized in 1997.

In connection with the restructuring, C-TEC completed a comprehensive study of its employee benefit plans in 1996. As a result of this study, effective December 31, 1996, in general, employees of the Company no longer accrue benefits under the defined benefit pension plans and became fully vested in their benefit accrued through that date. C-TEC notified affected participants in December 1996. In December 1996, C-TEC allocated pension plan assets of $6,984 and the related liabilities to a separate plan for employees who no longer accrue benefits after lump sum distributions. The allocation of assets and liabilities resulted in a curtailment/settlement gain of $4,292. The Company's allocable share of this gain was $3,437. This gain results primarily from the reduction of the related projected benefit obligation. The curtailed plan has assets in excess of the projected benefit obligation. Such excess amounts to $3,917 which, along with unrecognized items of $1,148 results in prepaid pension cost of $2,769, which is included in "Prepayments and other" in the accompanying 1997 and 1996 consolidated balance sheets.

The following table sets forth the plans' funded status and amounts recognized in C-TEC's balance sheet at December 31, 1996:

Plan assets at fair value                                            $ 55,325

Actuarial present value of benefit obligations:

Accumulated benefit obligations:
Vested                                                                 32,372
Nonvested                                                               1,704
                                                                     --------

Total                                                                  34,076
Effect of increases in compensation                                     6,042
                                                                     --------

Plan assets in excess of (less than) projected benefit obligation      15,207
Unrecognized transition asset                                          (3,463)
Unrecognized prior service cost                                         2,438
Unrecognized net gain                                                 (11,215)
                                                                     --------

Prepaid pension cost                                                 $  2,967
                                                                     ========

C-TEC's pension plan has assets in excess of the accumulated benefit obligation. Plan assets include cash, equity, fixed income securities and pooled funds under management by an insurance company. Plan assets include common stock of C-TEC with a fair value of approximately $5,835 at December 31, 1996.

Prepaid pension cost is included in "Deferred Charges and Other Assets" in the accompanying 1996 consolidated balance sheet. The prepaid pension asset was transferred to CTE in connection with the Distribution in 1997.

C-TEC sponsors a 401(k) savings plan covering substantially all employees of the Company who are not covered by collective bargaining agreements. Contributions made by the Company to the 401(k) plan are based on a specific percentage of employees contributions. Contributions charged to expense were $354 and $268 in 1996 and 1995, respectively. Contributions charged to expense in 1997 prior to the Distribution were $515.

In connection with the Distribution, RCN established a qualified savings plan under Section 401(k) of the Code that will also qualify as an ESOP under Sections 401(a) and 4975(e)(7) of the Code (the "ESOP"). Eligible active employees under the ESOP, employees of the Company Businesses who make Section 401(k) contributions and certain other employees will be allocated shares of Company Common Stock. Contributions charged to expense in 1997 were $306.

The Company provides certain postemployment benefits to former or inactive employees of the Company who are not retirees. These benefits are primarily short-term disability salary continuance. The Company accrues the cost of postemployment benefits over employees' service lives. The Company uses the services of an enrolled actuary to calculate the expense. Prior to the Distribution, C-TEC allocated the cost of these benefits to the Company based on the Company's proportionate share of consolidated annualized salaries. The Company reimbursed C-TEC for its allocable share of the consolidated postemployment benefit cost. The net periodic postemployment benefit cost (credit) was approximately $458, $539 and ($106) in 1997, 1996 and 1995, respectively.

14.  COMMITMENTS AND CONTINGENCIES

a. The Company had various purchase commitments at December 31, 1997 related to its 1998 construction budget.

b. Total rental expense, primarily for office space and pole rentals, was $3,505, $3,632 and $2,846 for 1997, 1996 and 1995, respectively. At December 31,
1997, rental commitments under noncancelable leases, excluding annual pole rental commitments of approximately $794 that are expected to continue indefinitely, are as follows:


                        Year                     Aggregate Amounts
                        1998                     $3,725
                        1999                     $3,314
                        2000                     $2,939
                        2001                     $2,826
                        2002                     $2,848
                        Thereafter               $8,501

c. The Company has outstanding letters of credit aggregating $3,060 at December 31, 1997.

d. The Company has entered into various noncancelable contracts for network services. Future obligations under these agreements are as follows:

                        Year                    Network Services
                        1998                    $3,026
                        1999                    $3,064
                        2000                    $3,012
                        2001                    $2,762
                        2002                    $   12
                        Thereafter              $   14

e. The Company is subject to the provisions of the Cable Television Consumer Protection and Competition Act of 1992, as amended, and the Telecommunications Act of 1996. The Company has either settled challenges or accrued for anticipated exposures related to rate regulation. However, there is no assurance that there will not be additional challenges to its rates.

f. In the normal course of business, there are various legal proceedings outstanding. In the opinion of management, these proceedings will not have a material adverse effect on the financial position or results of operations or liquidity of the Company.

g. The Company has agreed to indemnify Cable Michigan and CTE and their respective subsidiaries against any and all liabilities which arise primarily from or relate primarily to the management or conduct of the business of the Company prior to the effective time of the Distribution. The Company has also agreed to indemnify Cable Michigan and CTE and their respective subsidiaries against 30% of any liability which arises from or relates to the management or conduct prior to the effective time of the Distribution of the businesses of C-TEC and its subsidiaries and which is not a true CTE liability, a true Cable Michigan liability or a true Company liability.

The Tax Sharing Agreement, by and among the Company, Cable Michigan and CTE (the "Tax Sharing Agreement"), governs contingent tax liabilities and benefits, tax contests and other tax matters with respect to tax returns filed with respect to tax periods, in the case of the Company, ending or deemed to end on or before the Distribution Date. Under the Tax Sharing Agreement, Adjustments (as defined in the Tax Sharing Agreement) to taxes that are clearly attributable to the Company Group, the Cable Michigan

Group, or the CTE Group will be borne solely by such group. Adjustments to all other tax liabilities will be borne 50% by CTE, 30% by the Company and 20% by Cable Michigan.

Notwithstanding the above, if as a result of the acquisition of all or a portion of the Capital stock or assets of the Company, the Distribution fails to qualify as a tax-free distribution under Section 355 of the Code, then the Company will be liable for any and all increases in tax attributable thereto.

h. Under the Starpower Amended and Restated Operating Agreement, the Company is committed to make quarterly capital contributions aggregating the following in the years ended December 31:

     1998    $56,250
     1999    $68,750
     2000    $25,000

i. If, within five years after the Distribution, the ESOP portion of the 401(k) Plan does not hold shares representing at least 3% of the number of shares of Company Common Stock outstanding immediately after the Distribution as increased by the number of shares issuable to BECO pursuant to the Exchange Agreement (collectively, "Outstanding Company Common Stock") with a market value at such time of not less than $24,000, RCN will issue to the ESOP, in exchange for a note from the ESOP (the "ESOP Note"), the amount of Company Common Stock necessary to increase the ESOP's holdings of Company Common Stock to that level, provided, however, that RCN is not obligated to issue shares to the ESOP in excess of 5% of the number of shares of Outstanding Company Common Stock.

15.  AFFILIATE AND RELATED PARTY TRANSACTIONS

The Company had the following transactions with affiliates during the years ended December 31, 1997, 1996 and 1995:

                                                             1997     1996     1995
                                                            -------  -------  -------

Corporate office costs allocated to affiliates              $12,091  $12,362  $10,009
Cable staff and customer service costs allocated to
   Cable Michigan                                             3,489    3,577    2,952
Interest income on affiliate notes                            8,688   15,119   17,340
Interest expense on affiliate notes                             537      354      279
Long-distance terminating access charge expense from CTE      1,312      728      862
Royalty fees charged by CTE                                     669      859      533
Revenue from engineering services                                 -      296    2,169
Other affiliate revenues                                      1,576        -        6
Other affiliate expenses                                      2,199    1,980    2,090

At December 31, 1997 and 1996, the Company has accounts receivable from related parties of $9,829 and $12,614, respectively, for these transactions. At December 31, 1997 and 1996, the Company has accounts payable to related parties of $3,748 and $4,880, respectively, for these transactions.

The Company had notes receivable of $7,914 in 1996 from advances by the Company's corporate financial services company to CTE. The Company also had notes receivable of $147,567 at December 31, 1996, from Cable Michigan, Inc. primarily related to the acquisition of the Michigan cable operations and subsequent operations. All intercompany notes receivable were settled in connection with the Distribution.

The Company had notes payable of $11,854 in 1996 from excess cash advanced by CTE to the Company's corporate financial services company for investment. All intercompany notes payable were settled in connection with the Distribution.

16.  OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of trade receivables, cash and temporary cash investments, and short-term investments.

The Company places its cash and temporary investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. The Company also periodically evaluates the creditworthiness of the institutions with which it invests. The Company does, however, maintain unsecured cash and temporary cash investment balances in excess of federally insured limits.

The Company's trade receivables reflect a customer base primarily centered in the Boston to Washington, D.C. corridor of the United States. The Company routinely assesses the financial strength of its customers. As a consequence, concentrations of credit risk are limited.

17.  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

a.  Cash and temporary cash investments

The carrying amount approximates fair value because of the short maturity of these instruments.
b.  Short-term investments

Short-term investments consist of commercial paper, corporate debt securities, certificates of deposit and federal agency notes. Short-term investments are carried at amortized cost which approximates fair value due to the short period of time to maturity.

c.  Long-term investments

Long-term investments consist of investments accounted for under the equity method for which disclosure of fair value is not required. The note and interest receivable are carried at cost plus accrued interest which management believes approximates fair value.

d.  Investments restricted for debt service

Investments restricted for debt service consists of an amount placed in escrow from the proceeds of the 10% Senior Notes which, together with the proceeds from the investment thereof, will be sufficient to pay interest on the 10% Senior Notes for six scheduled interest payments. Investments restricted for debt service are carried at amortized cost.

e.  Long-term debt

The fair value of fixed rate long-term debt was estimated based on the Company's current incremental borrowing rate for debt of the same remaining maturities. The fair value of floating rate debt is considered to be equal to the carrying value since the debt reprices at least every six months and the Company believes that its credit risk has not changed from the time the floating rate debt was borrowed and therefore, it would obtain similar rates in the current market.

f.  Letter of credit

The contract amount of letters of credit represents a reasonable estimate of their value since such instruments reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace.

The estimated carrying fair value of the Company's financial instruments are as follows at December 31:

                                                     1997                 1996
                                             --------------------  -------------------
                                             Carrying              Carrying
                                              Amount   Fair value   Amount   FairValue
                                             --------  ----------  --------  ---------
Financial Assets:
  Cash and temporary cash investments        $222,910    $222,910  $ 61,843   $ 61,843
   Short-term investments                    $415,603    $415,603  $ 46,831   $ 46,831
  Note and interest receivable               $ 17,682    $ 17,682  $ 15,310   $ 15,310
  Investments restricted for debt service    $ 61,911    $ 61,911         -          -
Financial Liabilities:
  Fixed rate long-term debt:
    Senior Secured Notes                     $      -    $      -  $131,250   $137,459
    Senior Notes 10%                         $225,000    $233,438         -          -
    Senior Discount Notes 11.125%            $358,103    $377,156         -          -
Floating rate long-term debt:
    Revolving Credit Agreement               $  3,000    $  3,000         -          -
    Term Credit Agreement                    $100,000    $100,000         -          -
Unrecognized financial instruments:
  Letters of credit                          $  3,060    $  3,060  $  3,060   $  3,060

18.  QUARTERLY INFORMATION (Unaudited)

1997                                            1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                                                ------------  ------------  ------------  ------------

Sales                                              $ 29,677      $ 31,029      $ 31,148      $ 35,443
Operating income (loss) before depreciation,
  amortization and nonrecurring charges            $  4,153      $    850       ($4,332)      ($8,341)
Operating (loss)                                   $(18,037)     $(12,416)     $(18,011)     $(22,411)
Loss before extraordinary charge                        N/A           N/A           N/A      $(17,116)
Loss before extraordinary charge per
  average common share                                  N/A           N/A           N/A      $  (0.31)

Common Stock
  High                                                  N/A           N/A      $  16.63      $  21.63
  Low                                                   N/A           N/A      $  12.44      $  12.50

1996                                            1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                                                -----------   -----------   -----------   -----------

Sales                                              $ 24,165      $ 24,852      $ 26,746      $ 29,147
Operating income before depreciation
  and amortization                                 $  4,199      $  7,777      $  9,188      $  4,639
Operating (loss)                                   $ (4,621)     $ (1,233)     $    (19)     $ (7,205)

19.  SUBSEQUENT EVENTS

a. In February 1998, the Company completed an offering of 9.8% Senior Discount Notes with an aggregate principal amount at maturity of $567,000, due February 2008. The 9.8% Senior Discount Notes were issued at a discount and generated gross proceeds to the Company of $350,587.

The 9.8% Senior Discount Notes are general senior obligations of the Company, limited to $567,000 aggregate principal amount at maturity and will mature on February 15, 2008. The 9.8% Senior Discount Notes were issued at a discount to yield gross proceeds of $350,587. The 9.8% Senior Discount Notes will not pay cash interest prior to February 15, 2003. The yield to maturity of the 9.8% Senior Discount Notes, determined on a semi-annual bond equivalent basis, will be 9.8% per annum.

The 9.8% Indenture contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, pay dividends, prepay subordinate indebtedness, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations.

The 9.8% Senior Discount Notes are redeemable, in whole or in part, at any time on or after February 15, 2003 at the option of the Company. The 9.8% Senior Discount Notes may be redeemed at redemption prices starting at 104.9% of the principal amount at maturity and declining to 100% of the principal amount at maturity, plus any accrued and unpaid interest.

b. On January 21, 1998, RCN entered into the Agreement and Plan of Merger (the "Erols Merger Agreement") among RCN, Erols Internet, Inc. ("Erols"), Erol Onaran, Gold & Appel Transfer, S.A., a British Virgin Islands corporation ("Gold & Appel"), and ENET Holdings, Inc., a Delaware corporation and a wholly owned subsidiary of RCN ("ENET"), to acquire all of the outstanding shares of common stock of Erols. The merger was consummated on February 20, 1998. Erols merged with and into ENET (the "Erols Merger"), with ENET as the surviving corporation. The approximate total Erols Merger consideration was $29,200 in cash, 1,730,648 shares of RCN common stock plus the assumption and repayment of $5,800 of debt. Additionally, the Company is converting approximately 999,000 Erols stock options to 699,104 RCN stock options at an average exercise price of $3.424 per share. The transaction was accounted for under the purchase method of accounting.

RCN expects to contribute to Starpower approximately 60% of the subscribers acquired in the acquisition of Erols.

c. On January 21, 1998, RCN, UNET Holdings, Inc., a wholly owned subsidiary of RCN, and Ultranet Communications, Inc. ("Ultranet") entered into an Agreement and Plan of Merger (the "Ultranet Merger Agreement"). The total consideration for the acquisition was 7,368 in cash, 890,384 shares of RCN common stock, and $3,000 in deferred compensation. Additionally, the Company is converting 63,500 UltraNet stock options to 117,052 RCN stock options at an average exercise price of $1.825 per share and making cash payments aggregating approximately $503 to certain other holders of UltraNet stock options. The transaction was consummated on February 27, 1998. The transaction was accounted for under the purchase method of accounting.

RCN expects to contribute to RCN-BECOCOM approximately 30% of the subscribers acquired in the acquisition of Ultranet.

d. RCN paid $12,500 in cash in January 1998 as its initial capital contribution to Starpower.

e. In January 1998, BECO notified RCN that it has elected to exercise its option to the full extent permitted by the Exchange Agreement (Note 7) with respect to 1997. RCN and BECO are presently in discussions with respect to the calculation of the agreed upon value for the exercise of such option.

f. On February 27, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Lancit Media Entertainment, Ltd. ("Lancit") and LME Acquisition Corporation ("MergerSub"), a wholly owned subsidiary of RCN. Pursuant to the terms of the Merger Agreement, MergerSub will be merged with and into Lancit (the "Merger") such that immediately following the Merger, Lancit will be a wholly-owned subsidiary of RCN. The consummation of the Merger is subject to customary conditions, including the adoption and approval of the Merger and the Merger Agreement by the stockholders of Lancit in accordance with the provisions of applicable law and the filing and effectiveness of a registration statement of RCN. There is no assurance that this transaction will be consummated.

REPORT OF MANAGEMENT


The integrity and objectivity of the financial information presented in these financial statements is the responsibility of the management of RCN Corporation.

The financial statements report on management's accountability for Company operations and assets. To this end, management maintains a system of internal controls and procedures designed to provide reasonable assurance that the Company's assets are protected and that all transactions are accounted for in conformity with generally accepted accounting principles. The system includes documented policies and guidelines, augmented by a comprehensive program of internal and independent audits conducted to monitor overall accuracy of financial information and compliance with established procedures.

Coopers & Lybrand, L.L.P., independent accountants, conduct a review of internal accounting controls to the extent required by generally accepted auditing standards and perform such tests and procedures as they deem necessary to arrive at an opinion on the fairness of the financial statements presented herein.

The Board of Directors meets its responsibility for the Company's financial statements through its Audit Committee which is comprised exclusively of directors who are not officers or employees of the Company. The Audit Committee recommends to the Board of Directors the independent auditors for election by the shareholders. The Committee also meets periodically with management and the independent and internal auditors to review accounting, auditing, internal accounting controls and financial reporting matters. As a matter of policy, the internal auditors and the independent auditors periodically meet alone with, and have access to, the Audit Committee.



\s\ Bruce C. Godfrey
--------------------
Bruce C. Godfrey
Executive Vice President
 Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS


To Shareholders of RCN Corporation:

We have audited the consolidated financial statements and financial statement schedules of RCN Corporation and Subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RCN Corporation and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


\s\ Coopers & Lybrand L.L.P.
----------------------------
COOPERS & LYBRAND, L.L.P.
2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 13, 1998