Form 10-Q
period 1998-03-31
RCN CORP /DE/
filed 1998-05-15
CIK 1041858

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended                               March 31, 1998

                                      OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition periods from               to
Commission file number                        0-22825

                                RCN CORPORATION
            (Exact name of registrant as specified in its charter)


         Delaware                                         22-3498533
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

YES  X            NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of March 31, 1998.

Common Stock                        28,900,359

                                RCN CORPORATION


                                     INDEX


PART I.       FINANCIAL INFORMATION                           Page Number
                                                              -----------
Item 1.       Financial Statements

              Condensed Consolidated Statements of
              Operations-Quarters Ended
              March 31, 1998 and 1997                                3

              Condensed Consolidated Balance Sheets-
              March 31, 1998 and December 31, 1997                   4

              Condensed Consolidated Statements of
              Cash Flows-Quarters Ended March 31,
              1998 and 1997                                        5-6

              Notes to Condensed Consolidated Financial
              Statements                                          7-10

Item 2.       Management's Discussion and Analysis of
              Results of Operations and Financial
              Condition                                          11-17

PART II.      OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

              SIGNATURE

PART I.  FINANCIAL INFORMATION
  Item 1. Financial Statements

                       RCN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
                   (Dollars in Thousands, Except Per Share)
                                  (Unaudited)



                                                                                            Quarter  Ended
                                                                                               March 31,
                                                                                 -----------------------------------
                                                                                       1998                1997
                                                                                 ---------------     ---------------
Sales                                                                            $       40,138      $       29,677
Costs and expenses, excluding
  depreciation and amortization                                                          48,455              25,524
Depreciation and amortization                                                            17,691              12,191
Nonrecurring acquisition costs:  In-process technology                                   44,700                   -
Other nonrecurring charges                                                                    -              10,000
                                                                                 ---------------     ---------------
Operating (loss)                                                                        (70,708)            (18,038)
Interest income                                                                          12,815               5,153
Interest expense                                                                        (22,735)             (3,431)
Other (expense), net                                                                       (899)                (33)
                                                                                 ---------------     ---------------
(Loss) before income taxes                                                              (81,527)            (16,349)
(Benefit) for income taxes                                                              (11,682)             (4,800)
                                                                                 ---------------     ---------------
(Loss) before equity in unconsolidated
  entities and minority interest                                                        (69,845)            (11,549)
Equity in (loss) of unconsolidated entities                                              (1,493)               (805)
Minority interest in loss of
  consolidated entities                                                                   3,586                 910
                                                                                 ---------------     ---------------
Net (loss)                                                                       $      (67,752)     $      (11,444)
                                                                                 ===============     ===============


Basic and Diluted (loss) per average common share:
  Net loss to shareholders                                                       $        (1.21)     $        (0.21)
                                                                                 ===============     ===============
  Weighted average shares outstanding                                                56,216,310          54,950,914


See accompanying notes to Condensed Consolidated Financial Statements.

                                 RCN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                             March 31,           December 31,
                                                                                1998                 1997
                                                                           --------------       --------------
ASSETS
Current assets:
    Cash and temporary cash investments                                    $     511,762        $     222,910
    Short-term investments                                                       411,238              415,603
    Accounts receivable from related parties                                       4,120                9,829
    Accounts receivable, net of reserve for doubtful accounts of $3,427
    at March 31, 1998 and $2,134 at December 31, 1997                             24,567               19,510
    Material and supply inventory, at average cost                                 2,613                2,745
    Prepayments and other                                                          7,489                5,314
    Deferred income taxes                                                          4,913                4,821
    Investments restricted for debt service                                       22,500               22,500
                                                                           --------------       --------------
Total current assets                                                             989,202              703,232
 Property, plant and equipment, net of accumulated depreciation
    of $119,039 at March 31, 1998 and $107,419 at December 31, 1997              247,118              200,340
Investments restricted for debt service                                           41,119               39,411
Investments                                                                      133,384               70,424
Intangible assets, net                                                           120,720               96,547
Deferred charges and other assets                                                 46,689               41,038
                                                                           --------------       --------------
Total assets                                                               $   1,578,232        $   1,150,992
                                                                           ==============       ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                   $       1,094        $           -
    Accounts payable                                                              36,872               24,835
    Accounts payable to related parties                                              867                3,748
    Advance billings and customer deposits                                        18,999                7,318
    Accrued taxes                                                                      -                  488
    Accrued interest                                                              10,970                5,549
    Accrued contract settlements                                                   3,029                3,126
    Accrued cable programming expense                                              3,908                3,498
    Accrued expenses                                                              30,767               21,143
                                                                           --------------       --------------
Total current liabilities                                                        106,506               69,705
Long-term debt                                                                 1,053,324              686,103
Deferred income taxes                                                             22,985               19,612
Other deferred credits                                                             9,358                2,596
Minority interest                                                                 23,776               16,392
Commitments and contingencies
Preferred stock                                                                        -                    -
Common shareholders' equity:
    Common stock                                                                  57,811               54,989
    Additional paid-in capital                                                   392,148              321,766
    Cumulative translation adjustments                                            (3,055)              (3,055)
    Unrealized appreciation on investments                                           502                    -
    Treasury stock                                                                  (255)                   -
    Retained earnings                                                            (84,868)             (17,116)
                                                                           --------------       --------------
Total common shareholders' equity                                                362,283              356,584
                                                                           --------------       --------------
Total liabilities and shareholders' equity                                 $   1,578,232        $   1,150,992
                                                                           ==============       ==============

See accompanying notes to Condensed Consolidated Financial Statements.

                       RCN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                                             Quarter Ended
                                                                                                               March 31,
                                                                                                   --------------------------------
                                                                                                         1998              1997
                                                                                                   --------------    --------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                $       8,277     $      (1,107)
                                                                                                   --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant & equipment                                                              (28,064)           (7,459)
   Investment in unconsolidated joint venture                                                            (12,500)                -
   Purchase of short-term investments                                                                    (77,614)                -
   Sales and maturities of short-term investments                                                         82,014            33,925
   Acquisitions                                                                                          (40,717)          (30,079)
   Other                                                                                                     602            (1,142)
                                                                                                   --------------    --------------
   Net cash used in investing activities                                                                 (76,279)           (4,755)
                                                                                                   --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                                                                            350,588                 -
   Redemption of long-term debt                                                                             (122)                -
   Purchase of treasury stock                                                                               (255)                -
   Payments made for debt financing costs                                                                 (5,652)                -
   Contribution from minority interest partner                                                            11,025                 -
   Proceeds from the exercise of stock options                                                             1,270                 -
   Transfer to CTE                                                                                             -           (16,418)
   Change in affiliate notes                                                                                   -               567
                                                                                                   --------------    --------------
   Net cash provided by (used in)  financing activities                                                  356,854           (15,851)
                                                                                                   --------------    --------------
   Net increase (decrease) in cash and
      temporary cash investments                                                                         288,852           (21,713)
   Cash and temporary cash investments at beginning of year                                              222,910            61,843
                                                                                                   --------------    --------------
   Cash and temporary cash investments at March 31                                                 $     511,762      $     40,130
                                                                                                   ==============    ==============
   Supplemental disclosures of cash flow information
   Cash paid during the periods for:
      Interest (net of amounts capitalized)                                                        $      16,711     $       7,363
                                                                                                   ==============    ==============
      Income taxes                                                                                 $          75     $          25
                                                                                                   ==============    ==============


See accompanying notes to Condensed Consolidated Financial Statements.

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

Supplemental Schedule of Non-Cash Investing and Financing Activities

On February 20, 1998, the Merger with Erols was consummated. The transaction was accounted for under the purchase method of accounting.

       A summary of the transaction is as follows:
             Cash paid                                              $35,931
             Fair value of RCN stock issued                          44,672
             Liabilities assumed                                     58,664
             Deferred tax liability incurred                         14,626
             Acquisition cost - In-process technology               (31,600)
                                                                   --------
             Fair value of assets acquired                         $122,293


On February 27, 1998, the Merger with Ultranet was consummated. The transaction was accounted for under the purchase method of accounting.

       A summary of the transaction is as follows:
             Cash paid                                               $7,608
             Fair value of RCN stock issued                          26,155
             Liabilities assumed                                      5,688
             Deferred tax liability incurred                            683
             Acquisition cost - In-process technology               (13,100)
                                                                    -------
             Fair value of assets acquired                          $27,034

The company transferred approximately 60% of the subscribers acquired in the Merger with Erols, and related unearned revenue to the Starpower joint venture. The value of the subscriber contribution was preliminary estimated to be $51,937 and the related unearned revenue was preliminary estimated to be $25,523.

See accompanying notes to Condensed Consolidated Financial Statements.

                       RCN CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Thousands of Dollars, Except Per Share Amounts)

1. The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of the Management of the Company, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

2. Prior to September 30, 1997, the Company was operated as part of C-TEC Corporation ("C-TEC"). RCN consists primarily of C-TEC's high growth, bundled residential voice, video and Internet access operations in the Boston to Washington, D.C. corridor, its existing New York, New Jersey and Pennsylvania cable television operations, a portion of its long-distance operations and its international investment in Megacable, S.A. de C.V. ("Megacable"). In connection with the Distribution, C-TEC changed its name to Commonwealth Telephone Enterprises, Inc. ("CTE").

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

3. The Company owns a 40% equity interest in Megacable. For the quarters ended March 31, 1998 and 1997, the Company recorded equity in the earnings of Megacable which consists of its proportionate share of income and amortization of excess cost over equity in net assets of $709 and $712, respectively.

Summarized information for the financial position and results of operations of Megacable, as of and for the three months ended March 31, 1998 and 1997, is as follows:
                                                      1998            1997
                                                      ----           -----

Assets                                              $76,449         $70,575
Liabilities                                           6,150           7,185
Shareholders' equity                                 70,299          63,390
Sales                                                 9,219           6,764
Cost and expenses                                     6,085           4,530
Foreign currency transaction losses                     104               -
Net income                                          $ 2,638         $ 2,144

Effective January 1, 1997, since the three-year cumulative rate of inflation at December 31, 1996 exceeded 100%, Mexico is being treated for accounting purposes as having a highly inflationary economy. Therefore, the U.S. dollar is treated as the functional currency and translation adjustments are included in income. The Company's proportionate share of such adjustments were losses of $(41), for the three month period ended March 31, 1998.

4. During the first quarter of 1998, approximately 1,180,000 options were granted, approximately 227,000 were exercised yielding cash proceeds of $1,270 and approximately 48,000 options were canceled. At March 31, 1998, there are approximately 8,012,000 options outstanding at exercise prices ranging from $1.30 to $25.75 under RCN's 1997 Plan.

5. On September 30, 1997, the Yee Family Trusts, as holders of CTE's Preferred Stock Series A and Preferred Stock Series B, filed an action against the Company, CTE and Cable Michigan in the Superior Court of New Jersey. The complaint alleges that CTE's distribution of the Common Stock of RCN and Cable Michigan in connection with the Distribution constitutes a fraudulent conveyance. The plaintiff further allege breaches of contract and fiduciary duties in connection with the Distribution. On December 1, 1997, the complaint was amended to allege that CTE's distribution of the common stock of RCN and Cable Michigan was an unlawful distribution in violation of Pa. C.S. 1551
(b)(2). The plaintiffs have asked the Court to set aside the alleged fraudulent conveyance and are seeking unspecified monetary damages alleged to be in excess of $52,000. The Company believes that this lawsuit is without merit and is contesting this action vigorously. On January 9, 1998, the defendants, including RCN, filed a Motion to Dismiss, or in the Alternative, for Summary Judgement ("the Motion"). Response and Reply Briefs have also been filed. At this writing, the Court has not scheduled oral argument on the Motion.

6. Basic earnings per share is computed based on net (loss) income divided by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings per share is computed based on net (loss) income divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of stock options during the periods in which the Company incurs a loss from continuing operations is not assumed since the effect is anti-dilutive. The number of stock options which would have been converted in the first quarter of 1998 and have a dilutive effect if the Company had income from continuing operations is 4,041,754.

For periods prior to October 1, 1997, during which the Company was a wholly-owned subsidiary of C-TEC, earnings per share was calculated by dividing net (loss) income by the number of average common shares of C-TEC outstanding, based upon a distribution ratio of one share of Company common equity for each share of C-TEC common equity owned.

                                                        Quarter Ended March 31,
                                                        ----------------------
                                                        1998             1997
                                                        ----             ----


Net (loss)                                            (67,752)          (11,444)
Basic earnings per average common share:
  Weighted average shares outstanding              56,216,310        54,950,914
  Loss per average common share                    $    (1.21)       $     (.21)
Diluted earnings per average common share:
  Weighted average shares outstanding              56,216,310        54,950,914
  Dilutive shares resulting from stock options              -                 -
                                                   ----------        ----------
  Weighted average shares and common stock
   equivalents outstanding                         56,216,310        54,950,914
                                                   ==========        ==========
  Loss per average common share                    $    (1.21)       $     (.21)


7. In August 1997, RCN and Potomac Electric Power Company ("PEPCO"), through wholly-owned subsidiaries, entered into a letter of intent to form a joint venture to own and operate a communications network to provide voice, video, data and other communications services to residential and commercial customers in the Greater Washington, D.C., Virginia and Maryland area. The venture in the form of an unregulated entity with a perpetual term, was formed pursuant to a joint venture agreement providing for the organization and operation of Starpower Communications, LLC ("Starpower"). RCN owns 50% of the equity interest in Starpower and PEPCO owns the remaining 50% interest.

RCN paid $12,500 in cash in January 1998 as its initial capital contribution to Starpower.

8. On January 21, 1998, RCN entered into the Agreement and Plan of Merger (the "Erols Merger Agreement") among RCN, Erols Internet, Inc. ("Erols"), Erol Onaran, Gold & Appel Transfer, S.A., a British Virgin Islands corporation ("Gold & Appel"), and ENET Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of RCN ("ENET"), to acquire all of the outstanding shares of common stock of Erols. The merger was consummated on February 20, 1998. Erols merged with and into ENET (the "Erols Merger"), with ENET as the surviving corporation. The approximate total Erols Merger consideration was $29,200 in cash, 1,730,648 shares of RCN Common Stock plus the assumption and repayment of $5,800 of debt. Additionally, the Company is converting approximately 999,000 of Erols stock options to 699,104 of RCN stock options at an average exercise price of $3.424 per share. The transaction was accounted for under the purchase method of accounting. In connection with the acquisition of Erols, the Company and an independent third party are conducting a study for the purpose of allocating the purchase price paid for Erols. The preliminary results of this study indicate that at least $31,600 will be allocated to in-process technology, which the Company recorded as a charge in the first quarter of 1998.


RCN expects to contribute to Starpower approximately 60% of the subscribers acquired in the acquisition of Erols.

9. On January 21, 1998, RCN, UNET Holdings, Inc., a wholly-owned subsidiary of RCN, and Ultranet Communications, Inc. ("Ultranet") entered into an Agreement and Plan of Merger (the "Ultranet Merger Agreement"). The total consideration for the acquisition was $7,368 in cash, 890,384 shares of RCN Common Stock, and $3,000 in deferred compensation. Additionally, the Company is converting 63,500 of Ultranet stock options to 117,052 of RCN stock options at an average exercise price of $1.825 per share and making cash payments aggregating approximately $503 to certain holders of Ultranet stock options. The transaction was consummated on February 27, 1998. The transaction was accounted for under the purchase method of accounting. In connection with the acquisition of Ultranet, the Company and an independent third party are conducting a study for the purpose of allocating the purchase price paid for Ultranet. The preliminary results of this study indicate that at least $13,100 will be allocated to in-process technology, which the Company recorded as a charge in the first quarter of 1998.

RCN expects to contribute to RCN-BECOCOM approximately 30% of the subscribers acquired in the acquisition of Ultranet.

10. In January 1998, Boston Edison Company ("BECO") notified RCN that it has elected to exercise its option to the full extent permitted by the Exchange Agreement with respect to 1997. RCN and BECO are presently in discussions with respect to the calculation of the agreed upon value for the exercise of such option.

11. On February 27, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Lancit Media Entertainment, Ltd. ("Lancit") and LME Acquisition Corporation ("Merger Sub"), a wholly-owned subsidiary of RCN. Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into Lancit (the "Merger") such that immediately following the Merger, Lancit will be a wholly-owned subsidiary of RCN. The consummation of the Merger is subject to customary conditions, including the adoption and approval of the Merger and the Merger Agreement by the stockholders of Lancit in accordance with the provisions of applicable law and the filing and effectiveness of a registration statement of RCN. There is no assurance that this transaction will be consummated.

12. In February 1998, the Company completed an offering of 9.8% Senior Discount Notes with an aggregate principal amount at maturity of $567,000, due February 2008. The 9.8% Senior Discount Notes were issued at a discount and generated gross proceeds to the Company of $350,588.

The 9.8% Senior Discount Notes are general senior obligations of the Company. The 9.8% Senior Discount Notes will not pay cash interest prior to February 15, 2003. The yield to maturity of the 9.8% Senior Discount Notes, determined on a semi-annual bond equivalent basis, will be 9.8% per annum.

The 9.8% Indenture contains certain covenants that, among other things, limit the ability to the Company and its subsidiaries to incur indebtedness, pay dividends, prepay subordinate indebtedness, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations.

The 9.8% Senior Discount Notes are redeemable, in whole or in part, at any time on or after February 15, 2003 at the option of the Company. The 9.8% Senior Discount Notes may be redeemed at redemption prices starting at 104.9% of the principal amount at maturity and declining to 100% of the principal amount at maturity, plus any accrued and unpaid interest.

13. The Company has elected to adopt Statement of Financial Accounting Standard No. 131 - "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company's operations involve developing an advanced fiber network to provide a bundled service package of voice, video and data services to new customers in high density markets and migrating as many customers as is economically justified which were served by the Company's previously separate lines of business, for which profitability was separately measurable and monitored to the single source network. While the Company's chief decision makers monitor the revenue streams of the various products, operations are managed and financial performance is evaluated based upon the delivery of multiple services to customers over a single network. This allows the Company to leverage its network costs to maximum profitability. As a result, there are many shared expenses generated by the various revenue streams and management believes that any allocation of the expenses incurred on a single network to multiple revenue streams would be impractical and arbitrary, management does not currently make such allocations internally. The chief decision makers do, however, monitor financial performance in a way which is different from that depicted in the historical general purpose financial statements included in this Quarterly Report.

The Company manages operations and evaluates operating financial performance on a pro forma total RCN basis, which reflects the consolidation of all domestic joint ventures, including those not consolidated under generally accepted accounting principles. The same net loss results on both a historical and pro forma total RCN basis since the outside ownership of the joint venture, which is consolidated only in the pro forma total RCN information, is reflected as minority interest in the pro forma total RCN information. Such results are as follows:


                                                                    Pro Forma Total RCN
                                                                        Quarter Ended
                                                                          March 31,
Sales:                                                                1998         1997
                                                                 --------------  ----------
     Voice                                                          $    3,515    $     431
     Video                                                              26,707       24,596
     Data                                                                5,732            4
     Commercial & other                                                  7,065        4,646
                                                                    ----------    ---------
       Total                                                            43,019       29,677

     Cost and expenses, excluding
      depreciation and amortization:
          Direct expenses                                               18,837       11,287
          Operating, selling,
           general and administrative                                   33,815       14,237
                                                                    ----------    ---------
          EBITDA before nonrecurring charges                            (9,633)       4,153
     Depreciation and amortization                                      17,691       12,191
     Nonrecurring charge                                                     -       10,000
     Nonrecurring acquisition costs:
       In-process technology                                            44,700           -
                                                                    ----------    ---------
     Operating (loss)                                                  (72,024)     (18,038)
     Interest income                                                    13,046        5,153
     Interest expense                                                  (22,735)      (3,431)
     Other expense                                                      (1,381)         (33)
                                                                    ----------    ---------
     (Loss) before income taxes                                        (83,094)     (16,349)
     (Benefit) for income taxes                                        (11,682)      (4,800)
                                                                    ----------    ---------
     (Loss) before equity in unconsolidated entities
       and minority interest                                           (71,412)     (11,549)
     Equity in loss of unconsolidated entities                            (709)        (805)
     Minority interest in loss of consolidated entities                  4,369          910
                                                                    ----------    ---------
     Net (loss)                                                     $  (67,752)   $ (11,444)
                                                                    ==========    =========
     BALANCE SHEET DATA (AT MARCH 31):
     Cash, temporary cash investments
      and short-term investments                                    $  942,304    $  53,137
     Property, plant and equipment                                  $  373,587    $ 227,635
     Accumulated depreciation                                          119,040       89,948
                                                                    ----------    ---------
     Net property, plant and equipment                              $  254,547    $ 137,687
     Long-term debt                                                 $1,054,418    $ 131,250


14. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 130 - "Reporting Comprehensive Income" ("SFAS 130"). This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997. The Company does not currently have any material items subject to disclosure pursuant to SFAS 130.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Thousands of Dollars, Except Per Share Amounts)

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report is forward-looking, such as information relating to the effects of future regulations and competition, expected capital expenditures, capital contributions to joint ventures by joint venture partners, and expected trends in operating losses and cash flows associated with investments in new markets. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future differently from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, technological developments and changes in the competitive environment in which the Company operates.

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Form 10-K.

The negative operating cash flow from the Company's advanced fiber optic network business has resulted primarily from expenditures associated with the development of the Company's operational infrastructure and marketing expenses. The Company expects it will continue to experience negative operating cash flow and operating and net losses while it continues to invest in its networks and until such time as revenue growth is sufficient to fund operating expenses. The Company expects to achieve positive operating margins over time by (i) increasing the number of customers it serves, (ii) increasing the number of connections per customer by cross marketing its services and promoting bundled service options and therefore increasing the revenue per customer, (iii) lowering the costs associated with new subscriber additions and (iv) reducing the cost of providing services by capturing economies of scale. The Company expects its operating revenues will increase in 1998 through internal growth of its current advanced fiber optic networks; however, the Company also expects negative operating cash flow will increase for some period of time as the Company initiates network development in Washington, D.C. and expands its current networks. When the Company makes its initial investment in a new market, the operating losses typically increase as the network and sales force are expanded to facilitate growth. The Company's ability to generate positive cash flow in the future will depend on the extent of capital expenditures in current and additional markets, the ability of the joint ventures to generate revenues and cash flow, competition in the Company's markets and any potential adverse regulatory developments. The Company will be dependent on various financing sources to fund its growth as well as continued losses from operations. There can be no assurance that such funding will be available, or available on terms acceptable to the Company. See " -Liquidity and Capital Resources."

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

Results of Operations

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

On a historical basis, for the three months ended March 31, 1998, EBITDA before nonrecurring charge and in-process technology was $(8,317) as compared to $4,153 for the same period in 1997. Sales increased 35.3% to $40,138 for the quarter ended March 31, 1998 from $29,677 for the same period in 1997.

The Company manages operations and evaluates operating financial performance on a pro forma total RCN basis, which reflects the consolidation of all domestic joint ventures, including those not consolidated under generally accepted accounting principles. The same net loss results on both a historical and pro forma total RCN basis since the outside ownership of the joint venture, which is consolidated only in the pro forma total RCN information, is reflected as minority interest in the pro forma total RCN information. The discussion which follows addresses results on a pro forma total RCN basis. Such results are as follows:

                                                                        Pro Forma Total RCN
                                                                            Quarter Ended
                                                                               March 31,
         Sales:                                                          1998           1997
                                                                      -----------    -----------
         Voice                                                        $     3,515    $       431
         Video                                                             26,707         24,596
         Data                                                               5,732              4
         Commercial & other                                                 7,065          4,646
                                                                      -----------    -----------
           Total                                                           43,019         29,677

         Cost and expenses, excluding
           depreciation and amortization:
                  Direct expenses                                          18,837         11,287
                  Operating, selling,
                     general and administrative                            33,815         14,237
                                                                      -----------    -----------
                  EBITDA before nonrecurring charges                       (9,633)         4,153

         Depreciation and amortization                                     17,691         12,191
         Nonrecurring charge                                                    -         10,000
         Nonrecurring acquisition costs -
           In-process technology                                           44,700              -
                                                                      -----------    -----------
         Operating (loss)                                                 (72,024)       (18,038)
         Interest income                                                   13,046          5,153
         Interest expense                                                 (22,735)        (3,431)
         Other expense                                                     (1,381)           (33)
                                                                      -----------    -----------
         (Loss) before income taxes                                       (83,094)       (16,349)
         (Benefit) for income taxes                                       (11,682)        (4,800)
                                                                      -----------    -----------
         (Loss) before equity in unconsolidated entities
            and minority interest                                         (71,412)       (11,549)
         Equity in loss of unconsolidated entities                           (709)          (805)
         Minority interest in loss of consolidated entities                 4,369            910
                                                                      -----------    -----------
         Net (loss)                                                   $   (67,752)   $   (11,444)
                                                                      ===========    ===========
         Balance sheet data (at March 31):
         Cash, temporary cash investments
            and short-term investments                                $   942,304    $    53,137
         Property, plant and equipment                                $   373,587    $   227,635
         Accumulated depreciation                                         119,040         89,948
                                                                      -----------    -----------
         Net property, plant and equipment                            $   254,547    $   137,687
         Long-term debt                                               $ 1,054,418    $   131,250

Video sales are comprised primarily of subscription fees for basic, premium and pay-per-view cable television services; for both wireless and hybrid fiber/coaxial cable customers in New York, New Jersey and Pennsylvania which the Company expects to migrate to its advanced fiber networks over time. Voice sales include local telephone service fees consisting primarily of monthly line charges, local toll and special features and long-distance telephone service fees based on minutes of traffic and tariffed rates or contracted fees. Voice sales include both resold services and traffic over the Company's own switches. Data sales represent Internet access fees billed at contracted rates.

Total sales increased $13,342, or 45% to $43,019 for the quarter ended March 31, 1998 from $29,677 for the quarter ended March 31, 1997. The increase was fueled by higher total service connections which increased 180.7% to approximately 660,000 at March 31, 1998 from approximately 235,000 at March 31, 1997. The increase in service connections resulted from expansion of the Company's advanced fiber network, growth in resold voice connections and the acquisitions of Erols and Ultranet which provided approximately 370,000 data connections. Advanced fiber units passed increased 698.3% to approximately 63,000 units at March 31, 1998 from approximately 8,000 units at March 31, 1997.

Voice revenues increased $3,084 to $3,515 for the quarter ended March 31, 1998 from $431 for the quarter ended March 31, 1997 primarily due to an increase in off-net connections. Off-net connections were 40,447 and 2,315 at March 31, 1998 and 1997, respectively.

Video revenue increased $2,111, or 8.6% to $26,707 for the quarter ended March 31, 1998 from $24,596 for the quarter ended March 31, 1997. The increase was primarily due to increases of approximately 5,800 average hybrid/fiber coaxial cable connections and approximately 15,600 advanced fiber video connections.

Data revenues increased $5,728 to $5,732 for the quarter ended March 31, 1998 from $4 for the quarter ended March 31, 1997 primarily due to the acquisitions of Erols and Ultranet on February 20, 1998 and February 27, 1998, respectively. At March 31, 1998, with the acquisitions of Erols and Ultranet, the Company had 370,271 off-net data connections.

Commercial and other revenues increased $2,419, or 52.1% to $7,065 for the quarter ended March 31, 1998 from $4,646 for the quarter ended March 31, 1997. Commercial long distance revenues increased to approximately $5,500 for the three months ended March 31, 1998 from $4,646 for the same period in 1997. The increase primarily results from terminating access provided to Commonwealth Telecom Services, Inc. ("CTSI"), a subsidiary of Commonwealth Telephone Enterprises, Inc. (formerly C-TEC Corporation). CTSI is a CLEC which operates in areas adjacent to the traditional service area of Commonwealth Telephone Company (also a wholly owned subsidiary of Commonwealth Telephone Enterprises, Inc.). Additionally, commercial and other revenues increased approximately $1,300 primarily due to an increase in commercial local main access lines of approximately 8,600 over the same period in 1997.

Direct expenses include direct costs of providing services, primarily video programming and franchise costs, network access fees, and video transmission licensing fees.

Direct expenses increased $7,550, or 66.9% to $18,837 for the quarter ended March 31, 1998 from $11,287 for the quarter ended March 31, 1997. The increase was the result of both higher sales and a change in the overall revenue mix to a higher volume of resold voice, which has a lower margin than the Company's other products. The resold voice increase represents planned marketing in areas ahead of construction of the advanced fiber network to build a customer base which is intended to be migrated to the advanced fiber network. Additionally, direct expenses increased as a result of higher video programming rates and channel launches.

Operating, selling, general and administrative expenses primarily include customers service costs, advertising, sales and marketing expenses, plant maintenance and repair ("technical expenses"), salaries and benefits, and other corporate overhead.

Operating, selling, general and administrative costs increased $19,578, or 137.5% to $33,815 for the quarter ended March 31, 1998 from $14,237 for the quarter ended March 31, 1997. Advertising costs increased approximately $6,300 for the quarter ended March 31, 1998 primarily due to an extensive high visibility multi-media campaign primarily in New York City and Boston. Customer services costs increased approximately $4,100, or 193.2% for the quarter ended March 31, 1998 primarily due to increased staff required to support expanding markets and new service offerings. Telephone expense to support higher call volumes related to expansion of the customer base, billing costs for increased customers and facilities expense for expanded staff comprise the remainder of the customer service cost increase. Technicial expense increased approximately $3,300, or 73%, for the quarter ended March 31, 1998. The increase was primarily due to expenses associated with the commencement of telephony operations in the Lehigh Valley, Pennsylvania market and engineering and construction headcount additions made to plan and execute network expansion. Sales and marketing costs increased approximately $3,500, or 126.1%, for the quarter ended March 31, 1998. The increase resulted from additional staff, and related commissions and benefits, to cover the Company's expanding market. The remaining increase represents higher telemarketing expenses, principally in the Lehigh Valley, Pennsylvania market for campaigns related to the commencement of telelphony services.

Depreciation and amortization is comprised principally of depreciation related to the Company's advanced fiber network, its wireless network, and its hybrid fiber/coaxial cable systems; and amortization of subscriber lists, building access rights and goodwill resulting primarily from its acquisitions of Freedom, Twin County, Erols and Ultranet.

Depreciation and amortization was $17,691 for the three month period ending March 31, 1998 and $12,191 for the three month period ending March 31, 1997. The increase of $5,500, or 45.1% was the result of a higher depreciable basis of plant resulting primarily from expansion of the Company's advanced fiber network. The cost basis of property, plant and equipment on a pro forma total RCN basis, at March 31, 1998 and 1997 was $373,587 and $227,635, respectively. Additionally, higher intangible assets resulted from the payment of $15,000 on March 21, 1997 of contingent consideration applicable to the Company's original purchase of an 80.1% ownership interest in Freedom and from the payment of an additional $15,000 on March 21, 1997 to acquire the remaining 19.9% ownership in Freedom. The intangible assets resulting from these payments were depreciable for the full quarter ended March 31, 1998 but only from the date of payment for the quarter ended March 31, 1997. The basis of intangible assets, on a pro forma total RCN basis, was $180,791 and $150,272 at March 31, 1998 and 1997, respectively.

Acquisition costs - In-process technology was $44,700 for the quarter ended March 31, 1998. In connection with the acquisitions of Erols and Ultranet, the Company and an independent third party are conducting a study for the purpose of allocating the purchase price paid for Erols and Ultranet. The preliminary results of this study indicate that at least $44,700 will be allocable to in-process technology.

The value of in-process technology constitutes that portion of the purchase price representing future cash flows from those new and developing technologies expected to displace the current approaches to serving customer needs in the internet service field.

Interest expense primarily represents interest on the Company's $225,000 of 10% Senior Notes issued in October 1997, its $601,045 of 11 1/8% Senior Discount Notes issued in October 1997, the $25,000 revolving credit agreement and the $100,000 term credit facility of certain of the Company's subsidiaries issued in August 1997, and the Company's $567,000 of 9.8% Senior Discount Notes issued in February 1998, along with amortization of debt acquisition costs related to these financing arrangements.

For the quarter ended March 31, 1998, interest expense was $22,735 as compared to $3,431, for the quarter ended March 31, 1997. The increase resulted from the financings placed subsequent to the first quarter of 1997, described above, offset by a reduction due to the prepayment in September 1997 of $131,250 of 9.65% Senior Secured Notes.

Interest income was $13,046 and $5,153 for the three month periods ended March 31, 1998 and 1997, respectively. The increase of $7,893, or 153.2%, results from higher cash, temporary cash investments and short-term investments as compared to the same period in 1997. Cash, temporary cash investments and short-term investments, on a pro forma total RCN basis, were approximately $942,000 at March 31, 1998 and approximately $53,000 at March 31, 1997. Such increase was due to proceeds from the Company's borrowings subsequent to March 31, 1997.

Other expense was $1,381 and $33 for the quarterly periods ended March 31, 1998 and 1997, respectively. The primary component of other expense for the quarter ended March 31, 1998 was the write down of certain of the Company's information technology assets which the Company intends to replace within the next several months with higher capacity state of the art products in connection with an overall internal technology upgrade.

The Company's effective income tax rate was a benefit of 14.7% and 41.9% for the quarters ended March 31, 1998 and March 31, 1997, respectively. The primary reason for the difference was the charge for in-process technology for which a benefit is not realizable and correspondingly was not recorded.

On a pro forma total RCN basis, for the first quarter of 1998 minority interest of $4,369 primarily represents the 49% interest of Boston Edison Company ("BECO") in the loss of RCN-BECOCOM of $3,645 and the 50% interest of Potomac Capital Investment Corporation ("PCI") in the loss of Starpower of $783. On a historical basis, Starpower is accounted for under the equity method. In the first quarter of 1997, minority interest primarily represents the 19.9% minority interest in the loss of Freedom of $966. The Company purchased the remaining 19.9% ownership interest in Freedom on March 21, 1997.

On a pro forma total RCN basis equity in the loss of unconsolidated entities primarily represents the Company's share of the losses and amortization of excess cost over net assets of Megacable. On a historical basis, for the first quarter of 1998, equity in the loss of unconsolidated entities also includes the Company's 50% interest in the loss of Starpower of $784.

Liquidity and Capital Resources
The Company expects that it will require a substantial amount of capital to fund the network development and operations in the Boston to Washington, D.C. corridor, including funding the development of its advanced fiber optic networks, upgrading its Hybrid Fiber/Coaxial plant, funding operating losses and debt service requirements. To build out these areas on an efficient basis, the Company undertakes a subscriber-driven capital expenditure strategy whereby it
(i) closely monitors development of its subscriber base in order to tailor network development in each target market, and (ii) seeks to establish a customer base in advance of or concurrently with its network deployment. For example, the Company offers resale telephone services on an interim basis to customers located near its advanced fiber optic networks. Depending upon factors such as subscriber density, proximity to the advanced fiber optic network and development costs and the degree of success achieved in its initial markets, the Company will determine whether extending its advanced fiber optic network to additional high density target markets can be achieved on an attractive economic basis. In addition to its own capital requirements, the Company's joint venture partners are each expected to make capital contributions to the joint ventures in connection with development of the Boston and Washington, D.C. markets through 2000.

In October 1997, the Company raised $575,000 in gross proceeds from an offering of two tranches of debt securities. The offering was comprised of $225,000 principal amount of 10% Senior Notes and $601,000 principal amount at maturity of 11 1/8% Senior Discount Notes, both due in 2007. The proceeds include approximately $61,000 of restricted cash to be used to fund the Escrow Account to pay interest on the 10% Senior Notes for three years. In February 1998, the Company raised $350,588 in gross proceeds from an offering of $567,000 principal amount at maturity of 9.8% Senior Discount Notes, due in 2008. The Company expects to have sufficient liquidity to meet its capital requirements through mid-2000. The Company will continue to require additional capital for planned increases in network coverage and other capital expenditures, working capital, debt service requirements, and anticipated further operating losses. The actual timing and amount of capital required to roll out the Company's network and to fund operating losses may vary materially from the Company's estimates and additional funds will be required in the event of significant departures from the current business plan, unforeseen delays, cost overruns, engineering design changes and other technological risks or other unanticipated expenses. Due to its subscriber driven investment strategy, should the Company encounter a successful rollout in its initial markets, the Company may accelerate the expansion and extend the reach of its network. Conversely, should the Company be less successful than anticipated the operating losses associated with the installed network may be higher than anticipated. The Company presently intends to judge the success of its initial rollout in deciding whether to undertake additional capital expenditures to rollout the network to additional areas. Since the Company anticipates that, if it is successful, it will continue to extend its network coverage into additional areas within the Boston-Washington, D.C. corridor, it expects to continue to experience losses and negative cash flow on an aggregate basis for an extended period of time.

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

RCN Cable and certain of its subsidiaries have in place secured credit facilities comprised of a five-year revolving credit facilities in the amount of $25,000 (the "Revolving Credit Facility") and an eight-year term credit facility in the amount of $100,000 (the "Term Credit Facility"), both of which facilities are governed by a single credit agreement dated as of July 1, 1997 (the "Credit Agreement"). As of March 31,1998, $100,000 of the Term Credit Facility was outstanding. The term loan must be repaid over six years in quarterly installments, at the end of September, December, March and June of each year from September 30, 1999 through June 30, 2005. As of March 31, 1998, $3,000 principal was outstanding under the Revolving Credit Facility. Revolving loans may be repaid and reborrowed from time to time.

The Company has indebtedness that is substantial in relation to its shareholders' equity and cash flow. At March 31, 1998 the Company had an aggregate of approximately $1,054,000 of indebtedness outstanding, and the ability to borrow up to an additional $22,000 under the Credit Agreement. As a result of the substantial indebtedness of the Company, the Company's fixed charges are expected to exceed its earnings for the foreseeable future. In addition, the Company will require substantial additional indebtedness particularly in connection with the buildout of the Company's networks and the introduction of its telecommunications services to new markets. The leveraged nature of the Company could limit its ability to effect future financing or may otherwise restrict the Company's business activities.

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

On a historical basis, for the quarter ended March 31, 1998, the Company's net cash provided by operating activities was $8,277, comprised primarily of a net loss of ($67,752) adjusted by non-cash depreciation and amortization of $17,691, other non-cash items totaling $46,310, working capital changes of $8,592 and changes in long-term unearned revenue of $2,248. Net cash used in investing activities of ($76,279) consisted primarily of purchases of short-term investments of $77,614, additions to property, plant and equipment of $28,064, an investment in an unconsolidated joint venture of $12,500 and acquisitions of $40,717 (primarily acquisition of Erols and Ultranet) partially offset by sales and maturities of short-term investments of $82,014. Net cash provided by financing activities of $356,854 consisted primarily of issuance of long-term debt of $350,588 and contributions from a minority interest partner of $11,025, partially offset by payments made for debt financing costs of $5,652.

                           Part II - OTHER INFORMATION
                           ---------------------------

Item 6.  Exhibits and Reports on Form 8-K

         (a.)  Exhibits
                  (27) Financial Data Schedule
         (b.)  Reports on Form 8-K
                  On March 6, 1998 the company filed an 8-K. On January 21, 1998, RCN entered into the Agreement and Plan of Merger (the "Erols Merger Agreement") among RCN, Erol Onaran, Gold & Appel Transfer, S.A., a British Virgin Islands corporation ("Gold & Appel"), and ENET Holding, Inc., a Delaware corporation and a wholly-owned subsidiary of RCN ("ENET"), to acquire all of the outstanding shares of common stock of Erols.

On May 8, 1998 the Company filed an 8K to file the required financial statements and the pro forma financial statements related to the Erols acquisition.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 RCN Corporation
Date: May 15, 1998

                                                  /s/ Bruce C. Godfrey
                                                 ------------------------------
                                                 Bruce C. Godfrey
                                                 Executive Vice President and
                                                 Chief Financial Officer