Form 10-K405/A
period 1997-12-31
RCN CORP /DE/
filed 1998-06-02
CIK 1041858

                                   FORM 10-K/A
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

                      Documents Incorporated by Reference


1. Proxy Statement for 1998 Annual Meeting of Shareholders is incorporated by reference into Part I and Part III of this Form 10-K or any amendment to this Form 10-K.

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

Item 14 (a)(3) Exhibits:

     Exhibits marked with an asterisk are filed herewith and are listed in the index to exhibits of this Form 10-K/A. The remainder of the exhibits have been filed with the Commission and are incorporated herein by reference.

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

 *(m) Amended and restated Operating Agreement of Starpower Communications,
      L.L.C. by and between Pepco Communications, L.L.C. and RCN Telecom Services of Washington, D.C. Inc. dated October 28, 1997.

*(21)         Subsidiaries of the Registrant

*(23)         Consent of Independent Accountants

*(24)         Powers of Attorney

*(27 - 27.4)  Financial Data Schedules

Item 14.(b) Reports on Form 8-K

The Company filed a Form 8-K on January 2, 1998 regarding a joint venture entered into on December 18, 1997, with a subsidiary of Potomac Electric Power Company. The joint venture was established to provide Washington, D.C.
area residents and businesses local and long-distance telephone, cable television, and Internet services as a package from a single source.

The Company filed a Form 8-K on February 5, 1998 regarding 1) the Agreement and Plan of Merger entered into on January 21, 1998 among the Company, Erols Internet, Inc., Erol Onaran, Gold & Appel Transfer, S.A. and ENET Holding, Inc., a wholly-owned subsidiary of the Company, and 2) an Agreement and Plan of Merger entered into on the same day between the Company, UNET Holding, Inc., a wholly-owned subsidiary of the Company, and Ultranet Communications, Inc.

The Company filed a Form 8-K on March 6, 1998 regarding the completion on February 20, 1998 of the acquisition of all of the outstanding shares of common stock of Erols Internet Inc.

On May 8, 1998, the Company filed an 8-K to file the required financial statements and the proforma financial statements related to the Erols acquisition.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: June 2, 1998                  RCN Corporation



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

Signature                           Title                      Date
---------                           -----                      ----

PRINCIPAL EXECUTIVE AND ACCOUNTING OFFICERS:



\s\ David C. McCourt           Chairman and Chief           June 2, 1998
--------------------------     Executive Officer
David C. McCourt


\s\ Michael J. Mahoney         President and Chief          June 2, 1998
--------------------------     Operating Officer
Michael J. Mahoney


\s\ Bruce C. Godfrey           Executive Vice President     June 2, 1998
--------------------------     and Chief Financial Officer
Bruce C. Godfrey


\s\ Ralph S. Hromisin          Vice President and           June 2, 1998
--------------------------     Chief Accounting Officer
Ralph S. Hromisin

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

RCN CORPORATION
SELECTED FINANCIAL DATA
Thousands of Dollars Except Per Share Amounts
For the Years Ended December 31,

                                                       1997       1996       1995      1994      1993
                                                 ----------   --------   --------  --------  --------
Sales                                            $  127,297   $104,910   $ 91,997  $ 59,500  $ 49,504
Income (loss) from continuing operations            (52,391)    (5,989)     2,114     3,653    12,087
Income (loss) per average common share
  from continuing operations                     $    (0.95)  $  (0.11)  $   0.04    ($1.74)   ($1.50)
Dividends per share                                       -          -          -         -         -
Total assets                                      1,150,992    628,085    649,610   568,586   291,634
Long-term debt, net of current maturities           686,103    131,250    135,250   154,000   181,500


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


  Certain statements contained in this Annual Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus prospective. Such forward-looking statements include, in particular, statements made as to plans to develop networks and upgrade facilities, the market opportunity presented by markets targeted by the Company, the Company's intention to connect certain wireless video, resale telephone and Internet service customers to its advanced fiber optic networks, the development of the Company's businesses, the markets for the Company's services and products, the Company's anticipated capital expenditures, the Company's anticipated sources of capital and effects of regulatory reform and competitive and technological developments. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Such statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

  The following discussion should be read in conjunction with the Company's historical Consolidated Financial Statements and Notes thereto:

GENERAL

  The Company is developing networks that are capable of providing a full range of high speed, high capacity telecommunications services, including voice, video programming and data services including high speed Internet access. The Company intends to provide these services individually or in bundled service packages primarily to residential customers in high density areas and also seeks to serve certain commercial accounts on or near its networks. In 1997, the Company commenced providing service through advanced fiber optic network facilities in New York City and Boston, and the Company is developing an advanced fiber network in Washington, D.C. The Company also has hybrid fiber/coaxial cable television operations in New York (outside New York City), New Jersey and Pennsylvania, wireless video operations in New York City, and certain other operations, including Internet as well as local and long distance telephone.

  The negative operating cash flow from the Company's advanced fiber optic network business has resulted primarily from expenditures associated with the development of the Company's operational infrastructure and marketing expenses. The Company expects it will continue to experience negative operating cash flow while it continues to invest in its networks and until such time as revenue growth is sufficient to fund operating expenses. The Company expects to achieve positive operating margins over time by (i) increasing the number of customers it serves, (ii) increasing the number of connections per customer by cross marketing its services and promoting bundled service options and therefore increasing the revenue per customer, (iii) lowering the costs associated with new subscriber additions and (iv) reducing the cost of providing services by capturing economies of scale. The Company expects its operating revenues will increase in 1998 through internal growth of its current advanced fiber optic networks; however, the Company also expects negative operating cash flow will increase for some period of time as the Company initiates network development in Washington, D.C. and expands its current networks. When the Company makes its initial investment in a new market, the operating losses typically increase as the network and sales force are expanded to facilitate growth. The Company's ability to generate positive cash flow in the future will depend on the extent of capital expenditures in current and additional markets, the ability of the joint ventures to generate revenues and cash flow, competition in the Company's markets and any potential adverse regulatory developments. The Company will be dependent on various financing sources to fund its growth as well as continued losses from operations. There can be no assurance that such funding will be available, or available on terms acceptable to the Company. See "Liquidity and Capital Resources."

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

  Prior to September 30, 1997, the Company was operated as part of C-TEC. On September 30, 1997, C-TEC distributed 100% of the outstanding shares of common stock of its wholly owned subsidiaries, RCN Corporation ("RCN") and Cable Michigan, Inc. ("Cable Michigan") to holders of record of C-TEC's Common Stock and C-TEC's Class B Common Stock as of the close of business on September 19, 1997 (the "Distribution") in accordance with the terms of a Distribution Agreement dated September 5, 1997 among C-TEC, RCN and Cable Michigan. RCN consists primarily of C-TEC's high growth bundled residential voice, video and Internet access operations in the Boston to Washington, D.C. corridor, its existing New York, New Jersey and Pennsylvania cable television operations, a portion of its long distance operations and its international investment in Megacable, S.A. de C.V. ("Megacable"). C-TEC, RCN and Cable Michigan have entered into certain agreements providing for the Distribution, and governing various ongoing relationships between the three companies, including a distribution agreement and a tax-sharing agreement. The historical financial information presented herein reflects periods during which the Company did not operate as an independent company and accordingly, certain assumptions were made in preparing such financial information. Such information, therefore, may not necessarily reflect the results of operations or the financial condition of the Company which would have resulted had the Company been an independent, public company during the reporting periods, and are not necessarily indicative of the Company's future operating results or financial condition.

  Certain of the Company's businesses were acquired by C-TEC and transferred to the Company in connection with the Distribution. On August 30, 1996, a subsidiary of C-TEC acquired an 80.1% interest in Freedom New York, L.L.C. ("Freedom") and all related rights and liabilities from Kiewit Telecom Holdings, Inc. Freedom held the wireless cable television business of Liberty Cable Television, Inc. The Company acquired the remaining minority interest in Freedom in March 1997. The acquisition was accounted for as a purchase and is reflected in the Company's consolidated financial statements since September 1996. On May 15, 1995, C-TEC Cable Systems, Inc., a wholly owned subsidiary of C-TEC ("RCN Cable"), acquired 40% of the outstanding common stock of Twin County Trans-Video, Inc. ("Twin County"). The remaining shares were subject to an escrow agreement, pending completion of the merger, and were required to be voted under the direction of the Company. As of May 15, 1995, the Company also assumed management of Twin County. As a result, the Company had control of Twin County and accordingly has fully consolidated Twin County in the Company's financial statements since May 1995, the date of the original acquisition. The remaining outstanding common stock of Twin County was acquired in September 1995. Goodwill relating to this acquisition is being amortized over a period of approximately 10 years. In January 1995, RCN International Holdings, Inc. (formerly C-TEC International, Inc.), a wholly owned subsidiary of C-TEC, purchased a 40% equity position in Megacable, the second largest cable television provider in Mexico. The Company accounts for its investment by the equity method of accounting and is amortizing the original excess cost over the underlying equity in the net assets on a straight-line basis over 15 years.

SUPPLEMENTAL UNAUDITED FINANCIAL DATA

  RCN conducts portions of its business through joint ventures, including its joint venture with BECO (which is consolidated in RCN's historical results of operations) and Starpower (which is accounted for under the equity method in RCN's historical results of operations). The supplemental unaudited financial information set forth below presents RCN's results of operations as if all domestic joint ventures were fully consolidated (hereinafter referred to as "Pro Forma Total RCN"), and shows the ownership share of its domestic joint venture partners as minority interests. The Company believes that this supplemental unaudited financial data provides useful disclosure in analyzing its business.

                                                                         Pro Forma Total RCN
                                                                              Year Ended
                                                                              December 31,
                                                                ----------------------------------------
                                                                    1997           1996          1995
                                                                ----------     ----------    ----------
Sales:
 Voice                                                            $  4,007       $    830      $    237
 Video                                                             103,371         87,470        65,699
 Data                                                                   41              4            --
 Commercial and other                                               19,878         16,606        26,061
                                                                ------------------------------------------
Total sales                                                        127,297        104,910        91,997
 Costs and expenses, excluding depreciation and amortization:
 Direct expenses                                                    51,757         35,226        39,604
 Operating, selling, general and administrative                     83,422         43,881        35,399
                                                                ------------------------------------------
EBITDA before nonrecurring charges                                  (7,882)        25,803        16,994
Depreciation and amortization                                       53,205         38,881        22,336
Nonrecurring charges                                                10,000             --            --
                                                                ------------------------------------------
Operating (loss)                                                   (71,087)       (13,078)       (5,342)
Interest income                                                     22,824         25,602        29,001
Interest expense                                                   (25,602)       (16,046)      (16,517)
Other income(expense), net                                             131           (546)         (304)
                                                                ------------------------------------------
(Loss) income before income taxes                                  (73,734)        (4,068)        6,838
(Benefit) provision for income taxes                               (20,849)           979         1,119
                                                                ------------------------------------------
 (Loss) income before equity in unconsolidated entities,           (52,885)        (5,047)        5,719
  minority interest and extraordinary item
 Equity in loss of unconsolidated entities                          (3,698)        (2,282)       (3,461)
 Minority interest in loss (income) of consolidated entities         7,402          1,340          (144)
                                                                ------------------------------------------
(Loss) income before extraordinary item                            (49,181)        (5,989)        2,114
 Extraordinary charge -- debt prepayment penalty                    (3,210)            --            --
                                                                ------------------------------------------
Net (loss) income                                                 $(52,391)      $ (5,989)     $  2,114
Balance sheet data:
Cash, temporary cash investments and short-term investments       $638,513       $108,674      $158,485
Property, plant and equipment                                     $307,920       $220,357      $173,373
Accumulated depreciation                                          $107,419       $ 84,529      $ 71,293
Net property, plant and equipment                                 $200,501       $135,828      $102,080
Long-term debt (including current portion)                        $686,103       $131,250      $161,000

Results of Operations

  The Company has elected to adopt Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131") in the first quarter of 1998. The Company's operations involve developing an advanced fiber network to provide a bundled service package of voice, video and data services to new customers in high density markets and migrating as many customers as is economically justified to the single source network, including customers which were served by the Company's previously separate lines of business, for which profitability was separately measurable and monitored. While the Company's chief decision makers monitor the revenue streams of the various products, operations are managed and financial performance is evaluated based upon the delivery of multiple services to customers over a single network. This allows the Company to leverage its network costs to maximum profitability. As a result, there are many shared expenses generated by the various revenue streams; because management believes that any allocation of the expenses incurred on a single network to multiple revenue streams would be impractical and arbitrary, management does not currently make such allocations internally. The chief decision makers do, however, monitor financial performance in a way which is different from that depicted in the historical general purpose financial statements included in this Annual Report.

  The Company manages operations and evaluates operating financial performance on a pro forma total RCN basis (shown in the table captioned "Supplemental Unaudited Financial Data" above), which reflects the consolidation of all domestic joint ventures, including those not consolidated under generally accepted accounting principles. The same net loss results on both a historical and pro forma total RCN basis since the outside ownership of the joint venture, which is consolidated only in the pro forma total RCN information, is reflected as minority interest in the pro forma total RCN information. The discussion which follows addresses results on a pro forma total RCN basis.

Pro Forma Total RCN Year Ended December 31, 1997 Compared to Year Ended December 31, 1996:

  On a historical basis, for the year ended December 31, 1997, operating income before depreciation and amortization and nonrecurring charge was ($7,670) as compared to $25,803 for the year ended December 31, 1996. Sales increased 21.3% to $127,297 for the year ended December 31, 1997 from $104,910 for the same period in 1996.

  Sales. Video sales are comprised primarily of subscription fees for basic, premium and pay-per-view cable television services: for both wireless and hybrid fiber/coaxial cable customers in New York, New Jersey and Pennsylvania which the Company expects to migrate to its advanced fiber networks over time. Voice sales include local telephone service fees consisting primarily of monthly line charges, local toll and special features and long-distance telephone service fees based on minutes of traffic and tariffed rates or contacted fees. Data sales represent Internet access fees billed at contracted rates. For the year ended December 31, 1997, total sales were $127,297, an increase of $22,387 or 21.3%, from $104,910 for the year ended December 31, 1996, primarily due to higher total service connections which increased 20.6% to approximately 268,000 at December 31, 1997 from approximately 222,000 at December 31, 1996. The increase is due to the commencement of service through advanced fiber optic network facilities as well as growth in resold voice and off-net video connections.

  Voice revenues increased $3,177 to $4,007 for the year ended December 31, 1997 from $830 for the year ended December 31, 1996. The increase was primarily due to an increase in off-net connections. Off-net connections were 24,900 and 1,875 at December 31, 1997 and 1996, respectively.

  Video revenue increased $15,901 or 18.2% to $103,371 for the year ended December 31, 1997 from $87,470 for the year ended December 31, 1996. The increase was due to an increase in off-net video sales principally resulting from higher basic service revenue resulting from approximately 4,850 additional average monthly subscribers over 1996, the effects of a rate increase in the first quarter of 1997 and cash incentives related to the launch of certain new channels. Additionally, other video sales increased primarily due to the acquisition of Freedom on August 30, 1996 (the "Freedom Acquisition"), which resulted in approximately 38,000 wireless video connections for a full year in 1997 as compared to four months in 1996. The Company also began providing video service over its advanced fiber network during 1997 and had approximately 11,800 advanced fiber connections at December 31, 1997.

  Commercial and other revenues increased $3,272, or 19.7% to $19,878 for the year ended December 31, 1997 from $16,606 for the year ended December 31, 1996. The increase primarily results from terminating access provided to Commonwealth Telecom Services, Inc. ("CTSI"), a subsidiary of Commonwealth Telephone. CTSI is a CLEC which operates in areas adjacent to the traditional service area of Commonwealth Telephone Company (also a wholly owned subsidiary of Commonwealth Telephone). An increase in commercial main access lines of approximately 5,200 over 1996 accounted for approximately $1,100 of the increase in commercial and other revenue.

  Cost and Expenses, Excluding Depreciation and Amortization and Nonrecurring Charges. Costs and expenses, excluding depreciation and nonrecurring charges, are comprised of direct costs and operating, selling, general and administrative expenses. Direct expenses include direct costs of providing services, primarily video programming and franchise costs, network access fees, and video transmission licensing fees. For the year ended December 31, 1997, direct expenses were $51,757, an increase of $16,531 or 46.9% as compared to direct expenses of $35,226 in 1996. The increase is primarily attributable to higher sales and a change in overall revenue mix to a higher volume of resold voice, which has a lower margin than the Company's other products. The resold voice increase represents planned marketing primarily in the Boston and New York City markets ahead of construction of the advanced fiber network to build a customer base which is intended to be migrated to the advanced fiber network. Origination and programming costs increased approximately $7,200 primarily due to higher video connections, rate increases and additional channels. The remaining increase in direct costs and expenses is principally attributable to higher commercial long distance network capacity in anticipation of volume growth in the Company's markets resulting in higher recurring costs.
  Operating, selling, general and administrative expenses primarily include customers service costs, advertising, sales and marketing expenses, plant maintenance and repair ("technical expenses"), salaries and benefits, and other corporate overhead.

  Operating, selling, general and administrative expenses increased $39,541 or 90.1% to $83,422 for the year ended December 31, 1997 from $43,881 for the year
ended December 31, 1996.   Advertising costs increased approximately $9,000 for
the year ended December 31, 1997 primarily due to a high visibility multi-media campaign to promote name recognition primarily in New York City and Boston. Customer service costs increased approximately $4,100, or 60.3% primarily related to headcount additions to support the increase in the customer base and to meet the Company's objectives for world class customer service. Technical expense increased approximately $8,300, or 75.1% for the year ended December 31, 1997. The increase is primarily related to salaries and benefits associated with increased network engineering staff, responsible for planning the development and construction of the advanced fiber network, and increased installation and repair technicians. Sales and marketing costs increased approximately $8,500, or 116.7%, for the year ended December 31, 1997. The increase relates to higher sales staff to increase penetration in the Company's markets, higher marketing staff to monitor and coordinate the Company's direct advertising efforts and plan sales promotions and to higher telemarketing
expenses.   The remaining increase in operating, selling, general and
administrative expenses is attributable to several factors including costs associated with the spin-off of the Company from C-TEC. Additionally, in connection with the Distribution (Note 1), C-TEC completed a comprehensive study of its employee benefit plans in 1996. As a result of this study, effective December 31, 1996, in general, employees of RCN no longer accrued benefits under the defined benefit pension plan, but became fully vested in their defined pension benefits accrued through that date. C-TEC notified affected participants in December 1996. In December 1996, C-TEC allocated pension plan assets of $6,984 to a separate plan for employees who no longer accrue benefits after December 31, 1996. The underlying liabilities were also allocated. The allocation of assets and liabilities resulted in a curtailment/settlement gain of $4,292. The Company's allocable share of this gain was $3,437. Such gain did not recur in 1997.

  Depreciation and Amortization. Depreciation and amortization is comprised principally of depreciation relating to the Company's Hybrid Fiber/Coaxial facilities, advanced fiber and wireless video network and amortization of subscriber lists, building access rights and goodwill. Depreciation and amortization is comprised principally of depreciation related to the Company's advanced fiber network, its wireless network, and its hybrid fiber/coaxial cable systems; and amortization of subscriber lists, building access rights and goodwill resulting primarily from its acquisition of Freedom, Twin County. Depreciation and amortization increased $14,324, or 36.8% to $53,205 for the year ended December 31, 1997 as compared to $38,881 for 1996. The increase is principally due to the additional depreciation and amortization resulting from the Freedom Acquisition and depreciation related to the Company's advanced fiber optic networks in New York City and Boston.

  In future periods, depreciation and amortization are expected to exceed amounts recorded in 1997 due to depreciation with respect to the Company's advanced fiber optic networks in New York City and Boston and due to depreciation and amortization with respect to the Company's acquisitions in February 1998 of Erols and UltraNet (Note 19).

  Nonrecurring Charges. Nonrecurring charges of $10,000 in 1997 represent costs incurred with respect to the termination of a marketing services agreement held by Freedom.

  Interest Income. For the year ended December 31, 1997, interest income was $22,824, a decrease of $2,778, or 10.9% primarily due to lower average cash balances and lower average notes receivable with related parties. Average cash balances decreased principally as a result of the Freedom Acquisition in August 1996 (as well as the acquisition in March 1997 of the remaining 19.9% ownership interest in Freedom) and capital expenditures, partially offset by the proceeds of the Company's high yield debt offering in October 1997 (Note 10).

  Interest Expense. For the year ended December 31, 1997, interest expense was $25,602, an increase of $9,556, or 59.6% primarily due to interest expense on the Company's $225,000 of 10% Senior Notes and $601,045 aggregate principal amount at maturity of 11 1/8% Senior Discount Notes placed in October 1997 (Note
10). This was partially offset by lower interest expense resulting from the required principal payment in December 1996 of $18,750 on 9.65% Senior Secured Notes. Additionally, the Company paid $922 to Kiewit Telecom Holdings, Inc. in 1996 in connection with the Company's August 1996 acquisition of Kiewit Telecom Holdings, Inc.'s 80.1% interest in Freedom. This portion of the consideration represents an amount to compensate Kiewit Telecom Holdings, Inc. for forgone interest on the amount which it had invested in Freedom.

  Income Tax. Benefit for income taxes increased $21,828 primarily due to the increase of $65,020 in loss after minority interest and equity in unconsolidated entities before income taxes. For an analysis of the change in income taxes, see the reconciliation of the effective income tax rate in Note 11 to the Consolidated Financial Statements.

  Minority Interest. Minority interest in the loss of consolidated entities increased $6,062 primarily as a result of the minority share of the losses of the BECO joint venture (Note 7), which began operations in June 1997. Additionally, the minority share of the losses of Freedom from January 1 through March 21, at which time the Company acquired the remaining 19.9% ownership interest, was $966 and the minority share of the losses of the PEPCO joint venture which began operations in 1997, and which is consolidated in the pro forma total RCN statements but not the historical statements, was $106.

  Equity in loss of Unconsolidated Entities. The Company's equity in the (loss) of unconsolidated entities was ($3,698) in 1997 and ($2,282) in 1996, and is comprised principally of the Company's share of the operating results of Megacable. In January 1995, the Company purchased a forty percent equity position in Megacable, a Mexican cable television provider, for cash of $84,115. The Company is exposed to foreign currency translation adjustments resulting from translation into U.S. dollars of the financial statements of Megacable, which through December 1996 utilized the peso as the local and functional currency. Such adjustments have historically been included as a separate component of shareholders' equity. Effective January 1, 1997, since the three year cumulative rate of inflation at December 31, 1996 exceeded 100% , Mexico is being treated for accounting purposes under Statement of Financial Accounting Standards No. 52 - "Foreign Currency Translation" as having a highly inflationary economy. As a result, the financial statements of Megacable are remeasured as if the functional currency were the U.S. dollar. The remeasurement of the Mexican peso into U.S. dollars creates translation adjustments which are included in net income. The Company is also exposed to foreign currency transaction losses resulting from transactions of Megacable which are made in currencies different from Megacable's own. The Company's proportionate share of transaction gains (losses) are included in income as they occur. The Company does not hedge its foreign currency exchange risk and it is not possible to determine what effect future currency fluctuations will have on the Company's operating results. Exchange gains (losses) of ($12), $247, and ($932) in 1997, 1996, and 1995, respectively, including translation losses in 1997, are included in the respective statements of operations through the Company's proportionate share of losses of Megacable.

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

  Extraordinary Charge. In September 1997, the Company prepaid Senior Secured Notes with the proceeds of new credit facilities (Note 10). The early extinguishment of the Senior Secured Notes resulted in an extraordinary charge of $3,210, net of taxes.

Pro Forma Total RCN Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  On a historical basis, for the year ended December 31, 1996, operating income before depreciation and amortization was $25,803 as compared to $16,994 for the year ended December 31, 1995. Sales increased 14.0% to $104,910 for 1996 from $91,997 in 1995. The improvement in operating income before depreciation and amortization of $8,809 was offset by higher depreciation and amortization of $16,545, as discussed below, resulting in a net loss of ($5,989) for the year ended December 31, 1996 as compared to net income of $2,114 in 1995.

  Sales. For the year ended December 31, 1996, total sales were $104,910, an increase of $12,913 or 14.0% from $91,997 for the year ended December 31, 1995. Video sales increased $21,771, or 33.1% to $87,470 in 1996 from $65,699 in 1995, primarily due to the acquisition of the Pennsylvania cable system (formerly Twin County Trans Video, Inc.) in May 1995, which resulted in $13,530 of the increase in sales in 1996. The Pennsylvania cable system serves approximately 74,000 subscribers in the Greater Lehigh Valley area of Pennsylvania. The remaining increase in video sales is due to higher basic service revenues resulting from an increase in average subscribers of 4,995 or 5.3% and the full year impact, in 1996, of the 9.6% rate increase in April 1995 and the impact of 5.9% rate increase in February 1996. The 14.0% increase in total sales in 1996 was lower than the increase of 54.6% in 1995, principally due to the consolidation of the Pennsylvania cable system for seven months (from acquisition in May 1995).
Since the Pennsylvania cable system was consolidated for seven months in 1995, consolidation for a full year in 1996 reflects only incremental five months revenue as compared to incremental seven months revenue in 1995.

  Commercial and other revenues decreased $9,455, or 36.3%, to $16,606 in 1996 from $26,061 in 1995 principally as a result of termination of AT&T Tariff 12 resale services in the second quarter of 1995.

  Cost and Expenses, Excluding Depreciation and Amortization and Nonrecurring Charges. For the year ended December 31, 1996, direct expenses were $35,226, a decrease of $4,378 or 11.1% as compared to direct expenses of $39,604 in 1995. Lower costs associated with the reduction in AT&T Tariff 12 resale services were partially offset primarily by higher origination, programming and franchise costs principally resulting from the acquisition of the Pennsylvania cable system, the Freedom Acquisition, other subscriber growth, channel additions and programming fee increases.

  Operating, selling, general and administrative expenses increased $8,482 or 24.0% to $43,881 for the year ended December 31, 1996 from $35,399 for the year ended December 31, 1995. Customer service costs increased approximately $2,700 or 66.1% primarily due to increased staff to support the start-up and expected growth of bundled service operations in New York City and Boston. Technical expenses increased approximately $3,000 or 38.3% primarily as a result of the
Freedom Acquisition in August 1996.   Additionally, technical expense increased
as a result of the acquisition of the Pennsylvania cable system in May 1995, resulting in consolidation for seven months in 1995 as compared to a full year in 1996. Sales and marketing costs increased approximately $1,500 or 26.6% for the year ended December 31, 1996. The increase is primarily related to the Freedom Acquisition and the start-up of sales and marketing efforts for the bundled service product in New York City and Boston. The remaining increase in operating, selling, general and administrative expenses is comprised of an increase of approximately $250 in advertising, the Company's allocable share of costs associated with investigation of the feasibility of various restructuring alternatives of C-TEC to enhance shareholder value, and other increases in general and administrative expenses of approximately $3,900 resulting from the
Freedom Acquisition.   These other increases were partially offset by the
Company's allocable share of the gain on the partial curtailment and settlement of C-TEC's defined benefit pension plan of $3,437.

  Depreciation and Amortization. For 1996, depreciation and amortization expense was $38,881, an increase of $16,545 or 74.1% as compared to 1995 primarily due to purchase accounting effects of the acquisition of the Pennsylvania cable system in May 1995 and the Freedom Acquisition on August 30, 1996. (See Note 4 to the

Consolidated Financial Statements.) In addition, the Company incurred $3,756 in depreciation related to the Company's advanced fiber optic networks in New York City and Boston.

  Interest Income. For the year ended December 31, 1996, interest income was $25,602, a decrease of $3,399, or 11.7% due primarily to a reduction in average cash balances in 1996 as compared to 1995 and a decrease in the average yield on invested cash, partially offset by interest income of $2,222 accrued on a $13,088 note receivable acquired from Mazon Corporativo S.A. de C.V. in January 1996. Average cash balances decreased in 1996 primarily due to cash used in the Freedom Acquisition and the purchase of the loan receivable from Mazon Corporativo S. A. de C.V. Additionally, lower balances on notes receivable-affiliates contributed to the decrease.

  Interest Expense. Interest expense for 1996 was $16,046, a decrease of $471, or 2.9% in 1996 as compared to 1995. This decrease is due to lower average rates on outstanding debt and includes approximately $922 paid to Kiewit Telecom Holdings, Inc., the Company's controlling shareholder, in connection with the Freedom Acquisition. This portion of the consideration represents an amount to compensate Kiewit Telecom Holdings, Inc. for forgone interest on the amount invested in Freedom.

  Income Taxes. The Company's effective income tax rate was (19.5%) in 1996 and 34.6% in 1995. For an analysis of the change in income taxes, see the reconciliation of the effective income tax rate in Note 11 to the Consolidated Financial Statements.

  Minority Interest. As a result of the Freedom Acquisition, Freedom's financial results are consolidated with the Company since August 30, 1996, the date of acquisition. This resulted in minority interest in the loss of Freedom of $1,546 for 1996. Additionally, the 20% minority interest in the income of HomeLink Limited Partnership, a Hybrid Fiber/Coaxial subsidiary, was ($206) in 1996 as compared to ($144) in 1995.

  Equity in loss of Unconsolidated Entities. In 1996, Megacable had sales of $23,225, operating income before depreciation and amortization of $10,183 and net income of $10,226. In 1995, Megacable had sales of $20,841, operating income before depreciation and amortization of $8,154 and net income of $5,802. Year end subscriber counts were 178,664 at December 31, 1996 as compared to 177,317 at December 31, 1995. In 1996 and 1995, the Company's share of the income of Megacable was $4,090 and $2,696, respectively, which includes foreign currency transaction losses as noted in the 1997 discussion. In 1996 and 1995, amortization of the Company's excess purchase price over the net assets of Megacable when acquired was $6,280 and $5,757, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  The Company expects that it will require a substantial amount of capital to fund the network development and operations in the Boston to Washington, D.C. corridor, including funding the development of its advanced fiber optic networks, upgrading its Hybrid Fiber/Coaxial plant, funding operating losses and debt service requirements. The Company currently estimates that its capital requirements for the period from January 1, 1998 through 1999 will be approximately $785,000, which includes capital expenditures (including connection costs which will only be incurred as the Company obtains revenue-generating customer connections) of approximately $300,000 in 1998 and approximately $485,000 in 1999. The Company's capital expenditure plan has been accelerated due to more rapid deployment of its network development plan, in part due to the Erols and UltraNet acquisitions. These capital expenditures will be used principally to fund the buildout of the Company's fiber optic network in high density areas in the Boston, New York and Washington, D.C. markets and to upgrade its Hybrid Fiber/Coaxial cable systems. To build out these areas on an efficient basis, the Company undertakes a subscriber-driven capital expenditure strategy whereby it (i) closely monitors development of its subscriber base in order to direct network deployment in each target market, and
(ii) seeks to establish a customer base in advance of or concurrently with its network deployment. For example, the Company offers Internet and resale telephone services on an interim basis to customers located near its advanced fiber optic networks. Depending upon factors such as subscriber density, proximity to the advanced fiber optic network and development costs and the degree of success achieved in its initial markets, the Company will determine whether extending its advanced fiber optic network to additional high density target markets can be achieved on an attractive economic basis. In addition to its own capital requirements, the Company's joint venture partners are each expected to contribute approximately $150,000 in capital to the joint ventures in connection with development of the Boston and Washington, D.C. markets from September 1997 through 2000 of which approximately $50,900 has been contributed.

  The Company expects to have sufficient liquidity to meet its capital requirements through mid-2000. The Company will continue to require additional capital for planned increases in network coverage and other capital expenditures, working capital, debt service requirements, and anticipated further operating losses. The actual timing and amount of capital required to roll out the Company's network and to fund operating losses may vary materially from the Company's estimates and additional funds will be required in the event of significant departures from the current business plan, unforeseen delays, cost overruns, engineering design changes and other technological risks or other unanticipated expenses. Due to its subscriber-driven investment strategy, should the Company encounter a successful rollout in its initial markets, and/or decide to enter new markets, the Company may accelerate the rollout and/or extend the reach of its network; such acceleration could increase the Company's capital requirements. In addition, the commencement of operations and buildout in new markets would substantially increase the Company's capital requirements. Conversely, should the Company be less successful than anticipated, the operating losses associated with the installed network may be higher than anticipated. The Company presently intends to judge the success of its initial rollout in deciding whether to undertake additional capital expenditures to rollout the network to additional areas. Since the Company anticipates that, if it is successful, it will continue to extend its network coverage into additional areas within and potentially beyond the Boston-Washington, D.C. corridor, it expects to continue to experience losses and negative cash flow on an aggregate basis for an extended period of time.

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

RCN and BECO are presently in discussions with respect to the conversion of a portion of BECO's interest in the BECO joint venture into RCN Common Stock.

  Sources of funding for the Company's further financing requirements may include vendor financing, public offerings or private placements of equity and/or debt securities, and bank loans. The Company continually evaluates its capital raising opportunities, and is considering, subject to market conditions, a possible public offering or private placement of additional debt securities during the second or third quarter of 1998. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on a timely basis and on acceptable terms. Failure to obtain such financing could result in the delay or curtailment of the Company's development and expansion plans and expenditures. Any of these events could impair the Company's ability to meet its debt service requirements and could have a material adverse effect on its business.

  In October 1997, the Company raised $575,000 in gross proceeds from an offering of two tranches of debt securities. The offering was comprised of $225,000 principal amount of 10% Senior Notes and $601,000 principal amount at maturity of 11 1/8% Senior Discount Notes, both due in 2007. The proceeds include $61,000 of restricted cash to be used to fund the Escrow Account to pay interest on the 10% Senior Notes for three years. In February 1998, the Company raised $350,587 in gross proceeds from an offering of $567,000 principal amount at maturity of 9.80% Senior Discount Notes, due in 2008. The Indentures which govern the 1997 Notes and the 1998 Notes contain similar provisions. The Chase Manhattan Bank acts as Trustee for each of the Indentures. The 1997 Notes and the 1998 Notes are general senior unsecured obligations of RCN. The 9.80% Senior Discount Notes will mature on February 15, 2008. The 9.80% Senior Discount Notes will not bear cash interest prior to February 15, 2003. The 1997 Notes will mature on October 15, 2007. Interest on the 10% Senior Notes are payable in cash at a rate of 10% per annum semi-annually in arrears on each April 15 and October 15, commencing April 15, 1998. The 11 1/8% Senior Discount Notes will not bear cash interest prior to October 15, 2002.

  RCN Cable and certain of its subsidiaries have in place secured credit facilities comprised of a five-year revolving credit facility in the amount of $25,000 (the "Revolving Credit Facility") and an eight-year term credit facility in the amount of $100,000 (the "Term Credit Facility"), both of which facilities are governed by a single credit agreement dated as of July 1, 1997 (the "Credit Agreement"). As of December 31,1997, $100,000 of the Term Credit Facility was outstanding. The term loan must be repaid over six years in quarterly installments, at the end of September, December, March and June of each year from September 30, 1999 through June 30, 2005. As of December 31, 1997, $3,000 principal was outstanding under the Revolving Credit Facility. Revolving loans may be repaid and reborrowed from time to time. All borrowings under the Credit Agreement will be pari passu and will be secured under a common collateral package.

  The Company has indebtedness that is substantial in relation to its shareholders' equity and cash flow. At December 31, 1997, the Company had an aggregate of approximately $1,036,000 of indebtedness outstanding, and the ability to borrow up to an additional $22,000 under the Credit Agreement. As a result of the substantial indebtedness of the Company, the Company's fixed charges are expected to exceed its earnings for the foreseeable future. In addition, the Company will require substantial additional indebtedness particularly in connection with the buildout of the Company's networks and the introduction of its telecommunications services to new markets. The leveraged nature of the Company could limit its ability to effect future financing or may otherwise restrict the Company's business activities.

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

  On a historical basis, for the year ended December 31, 1997, the Company's net cash provided by operating activities was $1,661, comprised primarily of a net loss of ($52,391) adjusted by non-cash depreciation and amortization of $53,205, other non-cash items totaling ($611) , working capital changes of $377 and changes in other deferred expenses of $1,081. Net cash used in investing activities of $475,860 consisted primarily of purchases of short-term investments of $445,137, additions to property, plant and equipment of $79,042 and acquisitions of $30,490 (primarily acquisition of the minority interest of Freedom) partially offset by sales and maturities of short-term investments of $76,923. Net cash provided by financing activities of $635,266 consisted primarily of issuance of long-term debt of $688,000, change in affiliate notes of $97,624 and transfers from C-TEC of $89,324 partially offset by redemption of long-term debt of $141,250, transfers to C-TEC of $23,474, payments made for debt financing costs of $19,743 and an increase related to cash restricted for debt service of $61,250.

  On a historical basis, for the year ended December 31, 1996, the Company's net cash provided by operating activities was $23,831 comprised primarily of a net loss of $5,989 adjusted by non-cash depreciation and amortization of $38,881 and other non-cash items totaling ($7,184). Net cash used in investing activities of $9,377 consisted primarily of additions to property, plant and equipment of $38,548, the purchase of a loan receivable of $13,088 and acquisitions of $30,090 (primarily the Freedom Acquisition), partially offset by net sales and maturities of short-term investments of $73,995. Net cash provided by financing activities of $9,391 included the issuance of long-term debt of $19,000 and change in affiliate notes of $32,802 partially offset by the redemption of long-term debt of $44,750.

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

  The Company is employing a team approach across its management information systems, financial and operational groups in addressing the above issues, as well as utilizing the assistance of external consultants in the case of the Oracle implementation. Such team approach facilitates a consistent progress along plans without disruption of other areas of the business.

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
                                                                    =====================

See accompanying notes to Consolidated Financial Statements.

                       RCN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (THOUSANDS OF DOLLARS)
                                                                                     For the Years Ended December 31,
                                                                                     1997          1996         1995
                                                                             -----------------------------------------
Cash flows from operating activities
  Net (loss) income                                                                ($52,391)     ($5,989)       $2,114
  Gain on  pension curtailment/settlement                                                 -       (3,437)            -
  Accretion of discounted debt                                                        8,103            -             -
  Gain on sale of partnership interest                                                 (661)           -             -
  Extraordinary item - debt  prepayment penalty                                       3,210            -             -
  Depreciation and amortization                                                      53,205       38,881        22,336
  Deferred income taxes and investment tax credits, net                             (10,503)      (6,477)        6,696
  Provision for losses on accounts receivable                                         2,732        1,788           614
  Equity in loss of unconsolidated entities                                           3,804        2,282         3,461
  Minority interest                                                                  (7,296)      (1,340)          144
  Net change in certain assets and liabilities, net of business acquisitions:
    Accounts receivable and unbilled revenues                                       (14,979)      (3,780)       (5,550)
    Material and supply inventory                                                    (1,605)        (814)          777
    Accounts payable                                                                 11,193        2,954         3,983
    Accrued expenses                                                                  3,353        4,283         2,783
    Accounts receivable from related parties                                          3,180        1,572        11,860
    Accounts payable to related parties                                              (1,132)      (5,448)         (419)
    Other, net                                                                          367          597           529
  Other                                                                               1,081       (1,241)         (769)
                                                                             -----------------------------------------
Net cash provided by operating activities                                             1,661       23,831        48,559
                                                                             -----------------------------------------

Cash flows from investing activities
  Additions to property, plant and equipment                                        (79,042)     (38,548)      (29,854)
  Purchase of short-term investments                                               (445,137)     (75,091)     (238,257)
  Sales and maturities of short-term investments                                     76,923      149,086       245,112
  Acquisitions, net of cash acquired                                                (30,490)     (30,090)     (121,147)
  Purchase of loan receivable                                                             -      (13,088)            -
  Proceeds from sale of partnership interest                                          1,900            -             -
  Other                                                                                 (14)      (1,646)       (2,057)
                                                                             -----------------------------------------
Net cash used in investing activities                                              (475,860)      (9,377)     (146,203)
                                                                             -----------------------------------------

Cash flows from financing activities
  Redemption of long-term debt                                                     (141,250)     (44,750)      (28,741)
  Issuance of long-term debt                                                        688,000       19,000        19,300
  Change in affiliate notes, net                                                     97,624       32,802        (6,130)
  Extraordinary item - debt prepayment penalty                                       (3,210)           -             -
  Payments made for debt financing costs                                            (19,743)           -             -
  Cash contribution from joint venture partner                                        9,016            -             -
  (Increase) related to investments restricted for debt service                     (61,250)           -             -
  Proceeds from issuance of stock                                                       230            -             -
  Transfers from C-TEC                                                               89,323       78,550       132,707
  Transfers (to) C-TEC                                                              (23,474)     (76,211)     (148,339)
                                                                             -----------------------------------------
Net cash provided by (used in) financing activities                                 635,266        9,391       (31,203)
                                                                             -----------------------------------------
Net increase (decrease) in cash and temporary cash investments                      161,067       23,845      (128,847)
Cash and temporary cash investments at beginning of year                             61,843       37,998       166,845
                                                                             -----------------------------------------
Cash and temporary cash investments at end of year                                 $222,910      $61,843       $37,998
                                                                             =========================================

Supplemental disclosures of cash flow information
Cash paid during the periods for:
  Income taxes                                                                       $1,090         $549          $497
                                                                              ========================================
  Interest (net of amounts capitalized)                                             $16,536      $16,046       $16,404
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

2.  SEGMENT INFORMATION

  The Company has elected to adopt Statement of Financial Accounting Standards No. 131-- "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131") in the first quarter of 1998 and has retroactively restated its segment disclosures.

  The Company's operations involve developing an advanced fiber network to provide a bundled service package of voice, video and data services to new customers in high density markets and migrating as many customers as is economically justified to the single source network, including customers which were served by the Company's previously separate lines of business for which profitability was separately measurable and monitored. While the Company's chief decision makers monitor the revenue streams of the various products, operations are managed and financial performance is evaluated based upon the delivery of multiple services to customers over a single network. This allows the Company to leverage its network costs to maximum profitability. As a result, there are many shared expenses generated by the various revenue streams; because management believes that any allocation of the expenses incurred on a single network to multiple revenue streams would be impractical and arbitrary, management does not currently make such allocations internally. The chief decision makers do, however, monitor financial performance in a way which is different from that depicted in the Company's historical general purpose financial statements.

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

                                                                                             Pro Forma
                                                                                             Total RCN
                                                                                             Year Ended
                                                                                            December 31,
                                                                        -------------------------------------------------
                                                                               1997            1996             1995
                                                                         --------------  ---------------  ---------------
Sales:
 Voice                                                                         $  4,007         $    830         $    237
 Video                                                                          103,371           87,470           65,699
 Data                                                                                41                4               --
 Commercial and other                                                            19,878           16,606           26,061
                                                                        -------------------------------------------------
Total Sales                                                                     127,297          104,910           91,997
Costs and expenses, excluding depreciation and amortization:
 Direct expenses                                                                 51,757           35,226           39,604
 Operating, selling, general and administrative                                  83,422           43,881           35,399
                                                                        -------------------------------------------------
EBITDA before nonrecurring charge                                                (7,882)          25,803           16,994
Depreciation and amortization                                                    53,205           38,881           22,336
Nonrecurring charge                                                              10,000               --               --
                                                                        -------------------------------------------------
Operating loss                                                                  (71,087)         (13,078)          (5,342)
Interest income                                                                  22,824           25,602           29,001
Interest expense                                                                (25,602)         (16,046)         (16,517)
Other income (expense), net                                                         131             (546)            (304)
                                                                        -------------------------------------------------
(Loss) income before income taxes                                               (73,734)          (4,068)           6,838
(Benefit) provision for income taxes                                            (20,849)             979            1,119
                                                                        -------------------------------------------------
(Loss) income before equity in unconsolidated entities, minority                (52,885)          (5,047)           5,719
 interest and extraordinary item
Equity in loss of unconsolidated entities                                        (3,698)          (2,282)          (3,461)
Minority interest in loss (income) of consolidated entity                         7,402            1,340             (144)
                                                                        -------------------------------------------------
(Loss) income before extraordinary item                                         (49,181)          (5,989)           2,114
Extraordinary charge -- debt prepayment penalty                                  (3,210)              --               --
Net (loss) income                                                              $(52,391)        $ (5,989)        $  2,114
                                                                        =================================================

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


  Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Temporary Cash Investments - For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be temporary cash investments. Temporary cash investments are stated at cost which approximates market.

  Short-Term Investments and Investments Restricted for Debt Service - Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date in accordance with Statement of Financial Accounting Standards No. 115 -- "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 1997 and 1996, marketable debt and equity securities have been categorized as available for sale. The Company states its short-term investments at cost, which approximates market. Investments restricted for debt service have been categorized as held to maturity.

  Property, Plant and Equipment and Depreciation - Property, plant and equipment reflects the original cost of acquisition or construction, including payroll and related costs such as taxes, pensions and other fringe benefits, and certain general administrative costs.

  Depreciation is provided on the straight-line method based on the useful lives of the various classes of depreciable property. The average estimated lives of depreciable property, plant and equipment are:


                                                                             Lives
                                                                    ----------------------
Hybrid fiber/coaxial plant                                                 5-22 years
Advanced fiber plant                                                      10-15 years
Wireless & other plant                                                      5 years
Buildings and leasehold improvements                                       5-45 years
Furniture, fixtures and vehicles                                           3-10 years
Other                                                                       3 years

  Repairs of all property, plant and equipment and minor replacements and renewals are charged to expense as incurred. Major replacements and betterments are capitalized. Gain or loss is recognized on major retirements and dispositions.

  Intangible Assets - Intangible assets are amortized on a straight-line basis over the expected period of benefit ranging from 2 to 15 years.

  Accounting for Impairments - The Company follows the provisions of Statement of Financial Accounting Standards No. 121 -- "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of " ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected net future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles expected to be held and used is based on the fair value of the asset.

  No impairment losses have been recognized by the Company pursuant to SFAS 121.

  Revenue Recognition - Local telephone service revenue is recorded as earned based on tariffed rates. Long distance telephone service revenue is recorded based on minutes of traffic processed and tariffed rates or contracted fees. Revenues from cable programming services are recorded in the month the service is provided. Internet access service revenues are recorded based on contracted fees.

  Advertising Expense - Advertising costs are expensed as incurred. Advertising expense charged to operations was $12,203, $1,441 and $862 in 1997, 1996 and 1995, respectively.

  Stock Based Compensation - The Company applies Accounting Principles Board Opinion No. 25 -- "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock plans. The Company has adopted the disclosure - only provisions of Statement of Financial Accounting Standards No. 123 -- "Accounting for Stock-Based Compensation" ("SFAS 123").

  Earnings (loss) per share - The Company has adopted statement of Financial Accounting Standards No. 128 -- "Earnings Per Share" ("SFAS 128"). Basic earnings (loss) per share is computed based on net income (loss) divided by the weighted average number of shares of common stock outstanding during the period.

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


                                                                                           Years Ended December 31,
                                                                           ----------------------------------------------------
                                                                                  1997              1996              1995
                                                                            ---------------  ----------------  ----------------
Income (loss) before extraordinary charge                                       $   (49,181)      $    (5,989)      $     2,114
                                                                           ====================================================
Basic earnings per average common share:
Average shares outstanding                                                       54,965,716        54,918,394        54,890,334
(Loss) income per average common share                                          $     (0.89)      $     (0.11)      $      0.04
Diluted earnings per average common share:
Average shares outstanding                                                       54,965,716        54,918,394        54,890,334
Dilutive shares resulting from stock options                                             --                --                --
                                                                           ----------------------------------------------------
                                                                                 54,965,716        54,918,394        54,890,334
                                                                           ====================================================
(Loss) income per average common share                                          $     (0.89)      $     (0.11)      $      0.04

  Income Taxes - The Company and its subsidiaries report income for federal tax purposes on a consolidated basis. Prior to the Distribution, the Company and its subsidiaries were included in the consolidated federal income tax return of C-TEC. Income tax expense is allocated to subsidiaries on a separate return basis except that the Company's subsidiaries receive benefit for the utilization of net operating losses and investment tax credits included in the consolidated return even if such losses and credits could not have been used on a separate return basis. The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109 -- "Accounting for Income Taxes." The statement requires the use of an asset and liability approach for financial reporting purposes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial reporting basis and tax basis of assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

  Investment tax credits ("ITC") for the Company have been deferred in prior years and are being amortized over the average lives of the applicable property.

  Foreign Currency Translation - The Company has a 40% interest in Megacable. For purposes of determining its equity in the earnings of Megacable, the Company translates the revenues and expenses of Megacable into U.S. dollars at the average exchange rates that prevailed during the period. Assets and liabilities are translated into U.S. dollars at the rates in effect at the end of the fiscal period. Prior to 1997, the Company's share of the gains or losses that result from this process are shown in the cumulative translation adjustment account in the common shareholders' equity section of the balance sheet. Effective January 1, 1997, since the three-year cumulative rate of inflation at December 31, 1996 exceeded 100%, Mexico is treated for accounting purposes as having a highly inflationary economy. As a result, the financial statements of Megacable are remeasured as if the functional currency were the U.S. dollar. The remeasurement of the Mexican peso into U.S. dollars creates translation adjustments which are included in net income. The Company's proportionate share of gains and losses resulting from transactions of Megacable, which are made in currencies different from its own, are included in income as they occur.

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

                                                                                              Years Ended December 31,
                                                                                        -----------------------------------
                                                                                                1997              1996
                                                                                         ----------------  ----------------
                                                                                                        (Unaudited)
Sales                                                                                            $127,297          $110,116
(Loss) from continuing operations before extraordinary items                                     $(72,245)         $(20,189)
Net (loss)                                                                                       $(53,831)         $(16,807)
Pro Forma Earnings Per Share:
(Loss) from continuing operations before extraordinary items                                     $  (1.31)         $  (0.37)
Net (loss)                                                                                       $  (0.98)         $  (0.31)

5.  SHORT-TERM INVESTMENTS

  Short-term investments, stated at cost, include the following at December 31, 1997 and 1996:

                                                                                               1997             1996
                                                                                          ---------------  ---------------
Federal Agency notes                                                                             $110,966      $   --
Commercial Paper                                                                                   43,859        8,823
Corporate debt securities                                                                         222,785       38,008
Certificates of deposit                                                                            37,993          --
                                                                                        ----------------------------------
Total                                                                                            $415,603      $46,831
                                                                                        ==================================

  At December 31, 1997, short term investments with an amortized cost of $329,714 have contractual maturities of one to three years. All remaining short term investments have contractual maturities under one year.

6.  PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consists of the following at December 31,

                                                                                                1997               1996
                                                                                          -----------------  ----------------
Hybrid fiber/coaxial plant                                                                       $ 157,652          $148,172
Advanced fiber plant                                                                                76,572            29,226
Wireless & other plant                                                                               4,771             4,245
Buildings, leasehold improvements and land                                                          16,607            10,989
Furniture, fixtures and vehicles                                                                    23,399            18,119
Construction in process                                                                             28,195             9,013
Other                                                                                                  563               593
                                                                                        ------------------------------------
Total property, plant and equipment                                                                307,759           220,357
Less accumulated depreciation                                                                     (107,419)          (84,529)
                                                                                        ------------------------------------
Property, plant and equipment, net                                                               $ 200,340          $135,828
                                                                                        ====================================

  Depreciation expense was $24,257, $19,372 and $13,236 for the years ended December 31, 1997, 1996 and 1995, respectively.

7.  INVESTMENTS AND JOINT VENTURES

  Investments at December 31, are as follows:

                                                                                               1997             1996
                                                                                          ---------------  ---------------
Megacable                                                                                         $70,363          $74,232
Partnership                                                                                            --            2,315
Other                                                                                                  61               --
                                                                                        ----------------------------------
Total Investments                                                                                 $70,424          $76,547
                                                                                        ==================================

  Investments carried on the equity method consist of the following at December 31:

                                                                                              Percentage Owned
                                                                                      ------------------------------
                                                                                             1997           1996
                                                                                       --------------  -------------
Megacable                                                                                       40.00%         40.00%
Partnership Interest                                                                               --          33.33%
Starpower Communications, LLC                                                                   50.00%            --

  a. In September 1996, RCN and Boston Edison Company ("BECO"), through wholly owned subsidiaries, entered into a letter of intent to form a joint venture to utilize 126 fiber miles of BECO's fiber optic network to deliver RCN's comprehensive communications package in Greater Boston. The venture, in the form of an unregulated entity with a term expiring in the year 2060, was formed pursuant to a joint venture agreement dated December 23, 1996 (the "Boston Joint Venture Agreement") providing for the organization and operation of RCN-BECOCOM, LLC ("RCN-BECOCOM"). RCN-BECOCOM was organized to own and operate an advanced fiber optic telecommunications network and to provide, in the market in and around Boston, Massachusetts , voice, video and data services, as well as the communications support component of energy related customer services offered by
BECO.   RCN owns 51% of the equity interest in RCN-BECOCOM and BECO,  owns the remaining 49% interest. Future capital contributions are required to be made on a 51% and 49% basis for RCN and BECO, respectively.

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

  Effective January 1, 1997, since the three-year cumulative rate of inflation at December 31, 1996 exceeded 100%, Mexico is being treated for accounting purposes under Statement of Financial Accounting Standards No. 52 -- "Foreign Currency Translation", as having a highly inflationary economy. As a result, the financial statements of Megacable are remeasured as if the functional currency were the U.S. dollar. The remeasurement of the Mexican peso into U.S. dollars creates translation adjustments which are included in net income. Exchange gains (losses) of $(12), $247, and $(932) in 1997, 1996 and 1995, respectively, including translation losses in 1997, are included in the respective statements of operations through the Company's proportionate share of losses of Megacable.

  The following table reflects the summarized financial position and results of operations of Megacable as of and for the years ended December 31, 1997 and 1996:


                                                                                                1997             1996
                                                                                          ----------------  ---------------
Assets                                                                                            $76,323           $67,672
Liabilities                                                                                         8,347             6,455
Stockholders' equity                                                                               67,976            61,217
Sales                                                                                              30,441            23,225
Costs and expenses                                                                                 23,389            15,689
Foreign currency transaction gains (losses)                                                           (31)              618
Net income                                                                                          6,653            10,226

8.  INTANGIBLE ASSETS

  Intangible assets consist of the following at December 31,

                                                                           Amortization
                                                                              Period             1997               1996
                                                                          ---------------  -----------------  -----------------
Franchises and subscriber lists                                            2-10.5 years            $ 79,273           $ 78,720
Noncompete agreements                                                        5-8 years               11,209             11,209
Goodwill                                                                    5-10 years               42,787             16,830
Building access rights                                                       3-4 years               15,197             14,920
Other intangible assets                                                     5-15 years                1,469                520
                                                                                         -------------------------------------
Total intangible assets                                                                             149,935            122,199
Less accumulated amortization                                                                       (53,388)           (28,728)
                                                                                         -------------------------------------
Intangible assets, net                                                                             $ 96,547           $ 93,471
                                                                                         =====================================

  Amortization expense charged to operations in 1997, 1996 and 1995 was $28,948, $19,509 and $9,100, respectively.

9.  DEFERRED CHARGES AND OTHER ASSETS

  Deferred charges and other assets consist of the following at December 31:

                                                                                               1997             1996
                                                                                          ---------------  ---------------
Note and interest receivable - Mazon Corporativo, S.A. de C.V.                                    $17,682          $15,310
Debt issuance costs                                                                                19,743              309
Prepaid pension costs                                                                                  --            2,967
Prepaid professional services                                                                         938            3,439
Other                                                                                               2,675            2,121
                                                                                        ----------------------------------
Total                                                                                             $41,038          $24,146
                                                                                        ==================================

10.  DEBT

  a.  Long-term debt

  Long-term debt outstanding at December 31 is as follows:

                                                                                               1997             1996
                                                                                          ---------------  ---------------
Senior Secured Notes 9.65% due 1999                                                              $     --         $131,250
Revolving Credit Agreement                                                                          3,000               --
Term Credit Agreement                                                                             100,000               --
Senior Notes 10% due 2007                                                                         225,000               --
Senior Discount Notes 11 1/8% due 2007                                                            358,103               --
                                                                                        ----------------------------------
Total                                                                                             686,103          131,250
Due within one year                                                                                    --               --
                                                                                        ----------------------------------
Total Long -Term Debt                                                                            $686,103         $131,250
                                                                                        ==================================

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

September 1 thereafter, a mandatory principal repayment was required on the Senior Secured Notes. The Senior Secured Notes contained restrictive covenants which, among other things, required maintenance of a specified debt to cash flow ratio. These notes were prepaid in 1997 as discussed above. The Senior Secured Notes were classified as long-term at December 31, 1996 since the Company had the intent and the ability to refinance this obligation on a long-term basis through the above credit facilities.

  In connection with the acquisition of Twin County Trans-Video, Inc., RCN Cable issued a $4,000 promissory note at 5% due in May 2003. The note was unsecured. In September 1996, the note was canceled in settlement of certain purchase price adjustments.

  Contractual maturities of long-term debt are as follows:

                      Year Ending December 31,        Aggregate Amounts
                      ------------------------      --------------------
                                1998                       $   --
                                1999                       $ 3,750
                                2000                       $11,250
                                2001                       $16,250
                                2002                       $20,500

  b.  Short-term debt


  At December 31, 1997, the Company had unused lines of credit for $5,500 at prime (8.50% at December 31, 1997). Short-term unsecured borrowings may be made under these lines of credit. The amounts available under these lines of credit are reduced by outstanding letters of credit ($3,060 at December 31,1997). All unused lines of credit are cancellable at the option of the banks. There are no commitment or facility fees associated with maintaining availability of the above-mentioned lines of credit.

11.  INCOME TAXES

  The (benefit) provision for income taxes is reflected in the Consolidated Statements of Operations as follows:

                                                                                1997       1996      1995
                                                                              ---------  --------  --------
Current:
Federal                                                                      $(11,795)  $ 5,730   $(5,713)
State                                                                           1,449     1,102       375
                                                                            ------------------------------
Total Current                                                                 (10,346)    6,832    (5,338)
                                                                            ------------------------------
Deferred:
Federal                                                                       (10,161)   (4,751)    7,016
State                                                                            (342)   (1,000)     (377)
                                                                            ------------------------------
Total Deferred                                                                (10,503)   (5,751)    6,639
                                                                            ------------------------------
Amortization of ITC                                                                --      (102)     (182)
                                                                            ------------------------------
Provision (benefit) for income taxes:
Before extraordinary item                                                     (20,849)      979     1,119
Extraordinary item                                                             (1,728)       --        --
                                                                            ------------------------------
Total (benefit) provision for income taxes                                   $(22,577)  $   979   $ 1,119
                                                                            ==============================

  At December 31, 1997 and 1995, the Company had tax related balances due from affiliates of $3,186 and $501, respectively. At December 31, 1996, the Company had tax related balances due to affiliates of $817.

  Temporary differences that give rise to a significant portion of deferred tax assets and liabilities at December 31, are as follows:

                                                                                                 1997       1996
                                                                                               ---------  ---------
Net operating loss carryforwards                                                               $ 10,078   $  2,130
Alternative minimum tax credits                                                                     167        219
Employee benefit plans                                                                            1,031        882
Reserve for bad debt                                                                                844        693
Start-up costs                                                                                      586        959
Investment in unconsolidated entity                                                               3,985      4,771
Accruals for nonrecurring charges and contract settlements                                        2,368      2,299
Other, net                                                                                        1,823      1,888
                                                                                             ---------------------
Total deferred tax assets                                                                        20,882     13,841
                                                                                             ---------------------
                                                                                                (14,759)   (15,019)
Property, plant and equipment
Intangible assets                                                                               (11,253)   (17,776)
All other                                                                                        (1,257)    (1,229)
                                                                                             ---------------------
Total deferred liabilities                                                                      (27,269)   (34,024)
                                                                                             ---------------------
Subtotal                                                                                         (6,387)   (20,183)
Valuation allowance                                                                              (8,404)    (3,691)
                                                                                             ---------------------
Total deferred taxes                                                                           $(14,791)  $(23,874)
                                                                                             =====================

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

  The net change in the valuation allowance for deferred tax assets during 1997 was an increase of $4,713.

  Net operating losses will expire as follows:

                                              Federal   State
                                              -------  -------
                1999                          $   --   $ 2,793
                2000                                     3,087
                2001                                    14,532
                2002                                     3,141
                2003                                    10,244
                2004                                     3,767
                2011                                    38,116
                2012                                     8,028
                2017                           8,218        --
                                            ------------------
                Total                         $8,218   $83,708
                                            ==================

  The provision (benefit) for income taxes is different from the amounts computed by applying the U.S. statutory federal tax rate of 35%. The differences are as follows:

                                                                                     For the Years Ended December 31,
                                                                          ---------------------------------------------------
                                                                                1997              1996              1995
                                                                          ----------------  ----------------  ----------------
 (Loss) income before (benefit) provision for the income taxes and
     extraordinary item                                                          $(70,030)          $(5,010)           $3,233
                                                                        =====================================================
Federal income tax benefit at statutory rate                                     $(24,511)          $(1,753)           $1,131
State income taxes net of federal income tax benefit                                  719                66               (33)
Investment tax credits amortized                                                       --              (102)              (50)
Amortization of goodwill                                                              830               779               388
Estimated nondeductible expenses                                                    1,913             1,564               (93)
Adjustment to prior year accrual                                                     (197)              421              (161)
Other, net                                                                            397                 4               (63)
                                                                        -----------------------------------------------------
Total (benefit) provision for income taxes                                       $(20,849)          $   979            $1,119
                                                                        =====================================================

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

  Information relating to stock options is as follows:

                                                                                                            Weighted Average
                                                                                          Number of Shares   Exercise Price
                                                                                          ----------------  ---------------
Outstanding December 31, 1994                                                                   1,431,000
Granted                                                                                         1,257,000
Exercised                                                                                              --
Canceled                                                                                          280,000
                                                                                        -----------------
Outstanding December 31, 1995                                                                   2,408,000
Granted                                                                                           190,000
Exercised                                                                                          58,000
Canceled                                                                                          272,000
                                                                                        -----------------
Outstanding December 31, 1996                                                                   2,268,000           $ 7.10
Granted                                                                                         4,862,100           $14.31
Exercised                                                                                          20,000           $ 8.07
Canceled                                                                                            3,000           $ 8.36
                                                                                        -----------------
Outstanding December 31, 1997                                                                   7,107,100           $11.95
                                                                                        =================
Shares exercisable December 31, 1997                                                            1,221,000           $ 7.05

  The following table summarizes stock options outstanding and exercisable at December 31, 1997:


                                         Stock Options Outstanding                               Stock Options Exercisable
                           ------------------------------------------------------------     -----------------------------------
                                                   Weighted Average        Weighted Average                    Weighted Average
 Range of Exercise Prices      Shares        Remaining Contractual Life     Exercise Price      Shares          Exercise Price
--------------------------  -------------    --------------------------   ----------------  ---------------    ----------------

$6.24 to $8.40                  3,017,100         7.5 years                     $ 7.36            1,221,000              $7.05
$15.32 to $16.82                4,090,000         9.8 years                      15.33                   --                 --
                          ---------------                                                   ---------------
Total                           7,107,100                                                         1,221,000
                          ===============                                                   ===============

  No compensation expense related to stock option grants was recorded in 1997 as the option exercise prices were equal to fair market value on the date granted.

  Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black Scholes option pricing model with weighted average assumptions for dividend yield of 0% for 1997, 1996 and 1995; expected volatility of 38.6% prior to the Distribution and 49.8% subsequent to the Distribution for 1997, 39.5% for 1996, and 35.9% for 1995; risk-free interest rate of 6.52%, 5.95% and 6.32% for 1997, 1996 and 1995, respectively; and expected lives of 5 years for 1997, 1996 and 1995.

  The weighted-average fair value of options granted during 1997 was $7.46.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings and earnings per share were as follows:

                                                                1997             1996            1995
                                                           ---------------  ---------------  -------------
Net earnings - as reported                                       $(52,391)         $(5,989)         $2,114
Net earnings - pro forma                                         $(54,419)         $(6,612)         $1,695

Basic earnings per share - as reported                           $  (0.95)         $ (0.11)         $ 0.04
Basic earnings per share - pro forma                             $  (0.99)         $ (0.12)         $ 0.03
Diluted earnings per share - as reported                         $  (0.95)         $ (0.11)         $ 0.04
Diluted earnings per share - pro forma                           $  (0.99)         $ (0.12)         $ 0.03

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

  The information that follows relates to the entire C-TEC noncontributory defined benefit plan. The components of C-TEC's pension cost are as follows:

                                                                      1996               1995
                                                                -----------------  -----------------
Benefits earned during the year (service cost)                           $ 2,365           $  1,656
Interest cost on projected benefit obligation                              3,412              3,083
Actual return on plan assets                                              (3,880)           (12,897)
Other components  net                                                     (1,456)             8,482
                                                              -------------------------------------
Net periodic pension cost                                                $   441           $    324
                                                              =====================================

  The following assumptions were used in the determination of the consolidated projected benefit obligation and net periodic pension cost:

                                                                                                     December 31,
                                                                                          ----------------------------------
                                                                                                1996              1995
                                                                                          ----------------  ----------------
Discount rate                                                                                         7.5%              7.0%
Expected long-term rate of return on plan assets                                                      8.0%              8.0%
Weighted average long-term rate of compensation increases                                             6.0%              6.0%

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

  The following table sets forth the plans' funded status and amounts recognized in C-TEC's balance sheet at December 31, 1996:

Plan assets at fair value                                                                                         $ 55,325
Actuarial present value of benefit obligations:
Accumulated benefit obligations:
Vested                                                                                                              32,372
Nonvested                                                                                                            1,704
                                                                                                        ------------------
Total                                                                                                               34,076
Effect of increases in compensation                                                                                  6,042
                                                                                                        ------------------
Plan assets in excess of (less than) projected benefit obligation                                                   15,207
Unrecognized transition asset                                                                                       (3,463)
Unrecognized prior service cost                                                                                      2,438
Unrecognized net gain                                                                                              (11,215)
                                                                                                        ------------------
Prepaid pension cost                                                                                              $  2,967
                                                                                                        ==================

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

  b. Total rental expense, primarily for office space and pole rentals, was $3,505, $3,632 and $2,846 for 1997, 1996 and 1995, respectively. At December
31, 1997, rental commitments under noncancellable leases, excluding annual pole rental commitments of approximately $794 that are expected to continue indefinitely, are as follows:

                                            Aggregate
          Year                               Amounts
          ------------                 ------------------
          1998                                     $3,725
          1999                                     $3,314
          2000                                     $2,939
          2001                                     $2,826
          2002                                     $2,848
          Thereafter                               $8,501

  c. The Company has outstanding letters of credit aggregating $3,060 at December 31, 1997.

  d. The Company has entered into various noncancellable contracts for network services. Future obligations under these agreements are as follows:

                                         Network
      Year                              Services
      --------------------------     --------------
      1998                                 $3,026
      1999                                 $3,064
      2000                                 $3,012
      2001                                 $2,762
      2002                                 $   12
      Thereafter                           $   14

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

15.  AFFILIATE AND RELATED PARTY TRANSACTIONS

  The Company had the following transactions with affiliates during the years ended December 31, 1997, 1996 and 1995:

                                                                               1997             1996             1995
                                                                          ---------------  ---------------  ---------------
Corporate office costs allocated to affiliates                                    $12,091          $12,362          $10,009
Cable staff and customer service costs allocated to Cable Michigan                  3,489            3,577            2,952
Interest income on affiliate notes                                                  8,688           15,119           17,340
Interest expense on affiliate notes                                                   537              354              279
Long-distance terminating access charge expense from CTE                            1,312              728              862
Royalty fees charged by CTE                                                           669              859              533
Revenue from engineering services                                                      --              296            2,169
Other affiliate revenues                                                            1,576               --                6
Other affiliate expenses                                                            2,199            1,980            2,090

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

  The estimated carrying fair value of the Company's financial instruments are as follows at December 31:

                                                                 1997                                  1996
                                                          ----------------------------------    ----------------------------------
                                                            Carrying Amount    Fair Value         Carrying Amount    Fair Value
                                                            ---------------  ---------------      ---------------  ---------------
Financial Assets:
    Cash and temporary cash investments                            $222,910         $222,910             $ 61,843         $ 61,843
    Short-term investments                                         $415,603         $415,603             $ 46,831         $ 46,831
    Note and interest receivable                                   $ 17,682         $ 17,682             $ 15,310         $ 15,310
    Investments restricted for debt service                        $ 61,911         $ 61,911                   --               --
Financial Liabilities:
   Fixed rate long-term debt:
   Senior Secured Notes                                                  --               --             $131,250         $137,459
   Senior Notes 10%                                                $225,000         $233,438                   --               --
   Senior Discount Notes 11.125%                                   $358,103         $377,156                   --               --
 Floating rate long-term debt:
   Revolving Credit Agreement                                      $  3,000         $  3,000                   --               --
   Term Credit Agreement                                           $100,000         $100,000                   --               --
 Unrecognized financial instruments:
   Letters of credit                                               $  3,060         $  3,060             $  3,060         $  3,060

18.  QUARTERLY INFORMATION (UNAUDITED)

1997                                                         1st Quarter        2nd Quarter       3rd Quarter        4th Quarter
--------------------------------------------------------  ----------------   ----------------  -----------------  ----------------
Sales                                                            $ 29,677          $ 31,029           $ 31,148          $ 35,443
 Operating income (loss) before depreciation,
     amortization and nonrecurring charges                       $  4,153          $    850           $ (4,332)          ($8,341)
Operating (loss)                                                 $(18,037)         $(12,416)          $(18,011)         $(22,411)
Loss before extraordinary charge                                     N/A               N/A                N/A           $(17,116)
Loss before extraordinary charge per Average common
     share                                                           N/A               N/A                N/A           $  (0.31)
Common Stock
High                                                                  N/A               N/A           $  16.63          $  21.63
Low                                                                   N/A               N/A           $  12.44          $  12.50

1996                                                        1st Quarter       2nd Quarter       3rd Quarter       4th Quarter
--------------------------------------------------------  ----------------  ----------------  ----------------  ----------------
Sales                                                             $24,165           $24,852           $26,746           $29,147
Operating income before depreciation and amortization             $ 4,199           $ 7,777           $ 9,188           $ 4,639
Operating (loss)                                                  $(4,621)          $(1,233)          $   (19)          $(7,205)

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



\s\ Bruce C. Godfrey
--------------------
Bruce C. Godfrey
Executive Vice President
 Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of RCN Corporation:

  We have audited the accompanying consolidated balance sheets of RCN Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RCN Corporation and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ Coopers & Lybrand L.L.P.

Coopers & Lybrand L.L.P.
2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 13, 1998
(except Note 2, as to which
the date is May 20, 1998)