Form 10-Q
period 1998-06-30
RCN CORP /DE/
filed 1998-08-14
CIK 1041858

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                June 30, 1998

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

YES  X          NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of June 30, 1998.

Common Stock                    64,677,982

                              RCN CORPORATION

                                  INDEX

PART I.        FINANCIAL INFORMATION                              Page Number
                                                                  -----------
Item 1.        Financial Statements

               Condensed Consolidated Statements of
               Operations-Quarters and Six Months Ended
               June 30, 1998 and 1997                                  3

               Condensed Consolidated Balance Sheets-
               June 30, 1998 and December 31, 1997                     4

               Condensed Consolidated Statements of
               Cash Flows-Six Months Ended June 30,
               1998 and 1997                                           5

               Notes to Condensed Consolidated Financial
               Statements                                           6-11

Item 2.        Management's Discussion and Analysis of
               Results of Operations and Financial
               Condition                                           12-23

PART II.       OTHER INFORMATION


Item 1.        Legal Proceedings

Item 2.        Changes in Securities

Item 6.        Exhibits and Reports on Form 8-K

               SIGNATURE

PART I.  FINANCIAL INFORMATION
         Item 1. Financial Statements

                                                 RCN CORPORATION AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Dollars in Thousands, Except Per Share Data)
                                                            (Unaudited)



                                                     Quarter Ended           Six Months Ended
                                                       June 30,                  June 30,
                                               ------------------------    ------------------------
                                                   1998         1997          1998          1997
                                               ----------    ----------    ----------    ----------
Sales                                          $   49,808    $   31,029    $   89,946    $   60,706
Costs and expenses, excluding
  depreciation and amortization                    59,427        30,179       107,882        55,703
Depreciation and amortization                      17,031        13,265        34,722        25,455
Nonrecurring acquisition costs:
 In-process technology                              6,967             -        51,667             -
Other nonrecurring charges                              -             -             -        10,000
                                               ----------    ----------    ----------    ----------
Operating (loss)                                  (33,617)      (12,415)     (104,325)      (30,452)
Interest income                                    13,993         4,608        26,808         9,761
Interest expense                                  (26,919)       (3,699)      (49,654)       (7,129)
Other income (expense), net                           251           633          (648)          600
                                               ----------    ----------    ----------    ----------
(Loss) before income taxes                        (46,292)      (10,873)     (127,819)      (27,220)
Provision (benefit) for income taxes                1,789        (2,344)       (9,893)       (7,143)
                                               ----------    ----------    ----------    ----------
(Loss) before equity in unconsolidated
  entities and minority interest                  (48,081)       (8,529)     (117,926)      (20,077)
Equity in (loss) of unconsolidated entities        (4,481)         (756)       (5,974)       (1,561)
Minority interest in loss of
  consolidated entities                             3,468           479         7,054         1,388
                                               ----------    ----------    ----------    ----------
Net (loss)                                     $  (49,094)   $   (8,806)   $ (116,846)   $  (20,250)
                                               ==========    ==========    ==========    ==========

Basic and Diluted (loss) per average
  common share:
  Net (loss)                                   $    (0.84)   $     (.16)   $    (2.04)   $     (.37)
  Weighted average shares outstanding          58,410,970    54,967,538    57,313,640    54,959,270


See accompanying notes to Condensed Consolidated Financial Statements.

                                RCN CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                        June 30,    December 31,
                                                          1998         1997
                                                       -----------  -----------
ASSETS
Current assets:
 Cash and temporary cash investments                   $   623,617   $  222,910
 Short-term investments                                    529,911      415,603
 Accounts receivable from related parties                    7,687        9,829
 Accounts receivable, net of reserve for doubtful
  accounts of $3,517 at June 30, 1998 and $2,134
  at December 31, 1997                                      20,650       14,834
 Material and supply inventory, at average cost              4,102        2,745
 Prepayments and other                                      13,835        9,990
 Deferred income taxes                                           -        4,821
 Investments restricted for debt service                    22,650       22,500
                                                        ----------   ----------
Total current assets                                     1,222,452      703,232
 Property, plant and equipment, net of
 accumulated depreciation of $135,984 at
 June 30, 1998 and $107,419 at December 31, 1997           279,463      200,340
Investments                                                128,778       70,424
Investments restricted for debt service                     30,582       39,411
Intangible assets, net of accumulated amortization
 of 70,149 at June 30, 1998 and 53,388
 at December 31, 1997                                      137,930       96,547
Deferred charges and other assets                           49,302       41,038
Deferred income taxes                                        3,834            -
                                                       -----------   ----------
Total assets                                           $ 1,852,341   $1,150,992
                                                       ===========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of capital lease obligations       $    1,243    $        -
 Accounts payable                                          56,921        24,835
 Accounts payable to related parties                          706         3,748
 Advance billings and customer deposits                    27,232         7,318
 Accrued taxes                                                 19           488
 Accrued interest                                           5,355         5,549
 Accrued contract settlements                               3,018         3,126
 Accrued video programming expense                          5,493         3,498
 Accrued expenses                                          39,739        21,143
 Deferred income tax                                        7,911             -
                                                       ----------    ----------
Total current liabilities                                 147,637        69,705
Long-term debt                                          1,224,614       686,103
Deferred income taxes                                           -        19,612
Other deferred credits                                      3,563         2,596
Minority interest                                          35,699        16,392
Commitments and contingencies
Preferred stock                                                 -             -
Common shareholders' equity:
 Common stock, par value $1 per share:
 Authorized 100,000,000 shares:
 Issued and outstanding 64,677,982
 and 54,989,870                                            64,785        54,989
 Additional paid-in capital                               514,747       321,766
 Cumulative translation adjustments                        (3,055)       (3,055)
 Unrealized appreciation on investments                       786             -
 Treasury stock, 107,000 shares at cost                    (2,473)            -
 Deficit                                                 (133,962)      (17,116)
                                                       ----------    ----------
Total common shareholders' equity                         440,828       356,584
                                                       ----------    ----------
Total liabilities and shareholders' equity             $1,852,341    $1,150,992
                                                       ==========    ==========


See accompanying notes to Condensed Consolidated Financial Statements.

                                RCN CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Dollars in Thousands)
                                           (Unaudited)

                                                               Six Months Ended
                                                                   June 30,
                                                             --------------------
                                                               1998       1997
                                                             ---------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    $  15,053  $   4,283
                                                             ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant & equipment                    (92,788)   (20,914)
   Investment in unconsolidated joint venture                  (12,500)         -
   Purchase of short-term investments                         (211,440)         -
   Sales and maturities of short-term investments               97,019     42,934
   Acquisitions                                                (40,769)   (30,475)
   Proceeds from the sale of partnership interest                    -      1,900
   Other                                                         2,559     (1,423)
                                                             ---------  ---------
   Net cash used in investing activities                      (257,919)    (7,978)
                                                             ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                                  502,587          -
   Repayment of long-term debt                                    (494)         -
   Proceeds from the issuance of stock                         113,305          -
   Purchase of treasury stock                                   (2,472)         -
   Payments made for debt financing costs                       (8,177)         -
   Contribution to minority interest partner                      (108)         -
   Contribution from minority interest partner                  26,215          -
   Proceeds from the exercise of stock options                   1,592          -
   Transfer from CTE                                                 -     26,496
   Transfer (to) CTE                                                 -    (54,547)
   Decrease in restricted cash                                  11,125          -
   Change in affiliate notes                                         -     11,381
                                                             ---------  ---------
   Net cash provided by (used in)  financing
     activities                                                643,573    (16,670)
                                                             ---------  ---------
   Net increase (decrease) in cash and
      temporary cash investments                               400,707    (20,365)
   Cash and temporary cash investments at
      beginning of year                                        222,910     61,843
                                                             ---------  ---------
   Cash and temporary cash investments at June 30,           $ 623,617  $  41,478
                                                             ---------  ---------
   Supplemental disclosures of cash flow information
   Cash paid during the periods for:
      Interest (net of amounts capitalized)                  $  48,566  $  7,877
      Income taxes                                           $     747  $    588

See accompanying notes to Condensed Consolidated Financial Statements.

                            RCN CORPORATION AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands, Except Per Share Data)

1. The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed
or omitted pursuant to such rules and regulations.   However, in the opinion
of the Management of the Company, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997 together with any amendment thereto.

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

3. The Company owns a 40% equity interest in Megacable. For the quarters ended June 30, 1998 and 1997, the Company recorded equity in the earnings (loss) of Megacable which consists of its proportionate share of income and amortization of excess cost over equity in net assets of $(342) and $(835), respectively. For the six months ended June 30, 1998 and 1997, the Company recorded equity in the earnings (loss) of Megacable which consists of its proportionate share of income and amortization of excess cost over equity in net assets of $(1,051) and $(1,547), respectively.

Summarized information for the financial position and results of operations of Megacable, as of and for the six months ended June 30, 1998 and 1997, is as follows:
                                                 1998                 1997
                                               ---------            -------
Assets                                         $ 79,186             $71,507
Liabilities                                       5,440               6,278
Shareholders' equity                             73,746              65,229
Sales                                            19,062              14,245
Cost and expenses                                13,082              10,051
Foreign currency transaction losses                  71                   -
Net income                                     $  5,707             $ 3,979

Effective January 1, 1997, since the three-year cumulative rate of inflation at December 31, 1996 exceeded 100%, Mexico is being treated for accounting purposes as having a highly inflationary economy. Therefore, the U.S. dollar is treated as the functional currency and translation adjustments are included in income. The Company's proportionate share of such adjustments were gains (losses) of $13 and $(28) for the three and six month periods ended June 30, 1998, respectively, which are included in the condensed consolidated statement of operations in equity in loss of unconsolidated entities.

4. During the first six months of 1998, approximately 1,783,000 options were granted, approximately 286,000 were exercised yielding cash proceeds of $1,592 and approximately 234,000 options were canceled. At June 30, 1998, there are approximately 8,370,094 options outstanding at exercise prices ranging from $0.04 to $29.81 under RCN's 1997 Plan.

5. On September 30, 1997, the Yee Family Trusts, as holders of CTE's Preferred Stock Series A and Preferred Stock Series B, filed an action against the Company, CTE and Cable Michigan in the Superior Court of New Jersey. The complaint alleges that CTE's distribution of the Common Stock of RCN and Cable Michigan in connection with the Distribution constitutes a fraudulent conveyance. The plaintiff further alleges breaches of contract and fiduciary duties in connection with the Distribution. On December 1, 1997, the complaint was amended to allege that CTE's distribution of the common stock of RCN and Cable Michigan was an unlawful distribution in violation of Pa. C.S. 1551 (b)(2). The plaintiffs have asked the Court to set aside the alleged fraudulent conveyance and are seeking unspecified monetary damages alleged to be in excess of $52,000. The Company believes that this lawsuit is without merit and is contesting this action vigorously. On January 9, 1998, the defendants, including RCN, filed a Motion to Dismiss, or in the Alternative, for Summary Judgement ("the Motion"). Response and Reply Briefs have also been filed. The Court advised the parties that a special hearing has been tentatively scheduled for August 31, 1998.

6. Basic earnings per share is computed based on net (loss) income divided by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings per share is computed based on net (loss) income divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of stock options during the periods in which the Company incurs a loss from continuing operations is not assumed since the effect is anti-dilutive. The number of stock options which would have been converted in the quarter and six months ended June 30, 1998 and have a dilutive effect if the Company had income from continuing operations is 3,892,527 and 3,967,141, respectively.

For periods prior to October 1, 1997, during which the Company was a wholly-owned subsidiary of C-TEC, earnings per share was calculated by dividing net (loss) income by the number of average common shares of C-TEC outstanding, based upon a distribution ratio of one share of Company common equity for each share of C-TEC common equity owned.

                                                      Quarter Ended June 30,        Six Months Ended June 30,
                                                    --------------------------     --------------------------
                                                        1998            1997           1998           1997
                                                    ------------    -----------    ------------   -----------
Net (loss)                                          $  (49,094)     $   (8,806)    $ (116,846)    $   (20,250)
Basic earnings per average common share:
     Weighted average shares outstanding             58,410,970     54,967,538     57,313,640      54,959,270
     Loss per average common share                         (.84)          (.16)         (2.04)           (.37)
Diluted earnings per average common share:
     Weighted average shares outstanding             58,410,970     54,967,538     57,313,640      54,959,270
     Dilutive shares resulting from stock options             -              -              -               -
                                                    -----------    -----------    -----------     -----------
     Weighted average shares and common stock
     equivalents outstanding                         58,410,970     54,967,538     57,313,640      54,959,270
                                                    ===========     ===========   ============    ===========
     Loss per average common share                  $      (.84)    $     (.16)   $     (2.04)    $      (.37)

7. On February 27, 1998, RCN entered into an Agreement and Plan of Merger ("Lancit Merger Agreement") with Lancit Media Entertainment, Ltd., a New York corporation ("Lancit"), and LME Acquisition Corporation, a New York corporation and a wholly-owned subsidiary of RCN ("LME"). The transaction was completed in June 1998. Pursuant to the Lancit Merger Agreement, LME was merged with and into Lancit, with Lancit surviving the merger and becoming a wholly-owned subsidiary of RCN (the "Lancit Merger"). Lancit is a producer of high-quality children's programming. The total consideration for the transaction was $1 in cash and 366,596 in shares of RCN Common Stock. All options to purchase Lancit Common Stock were canceled. In addition, approximately 660,000 warrants to purchase Lancit Common Stock became, by their terms, warrants to purchase the number of RCN Common Stock equal to the number the warrant holders would have received had they exercised their warrants immediately prior to the Lancit Merger (such number would have been approximately 33,000). The Company is conducting a study for the purpose of allocating the purchase price paid. The Company has preliminary allocated the excess of the purchase price paid over the book value of the assets acquired and the liabilities assumed to goodwill. The transaction was accounted for by the purchase method of accounting. The Company's spin-off from C-TEC Corporation currently precludes it from utilizing the pooling method of accounting.

8. On June 1, 1998, RCN entered into an Agreement and Plan of Merger ("Interport Merger Agreement") with Interport Communications Corp., a New York corporation ("Interport") and INET Holding, Inc., a New York corporation and a wholly-owned subsidiary of RCN ("INET"), and the individual stockholders of Interport (the "Interport Stockholders"). The transaction was completed in June 1998. Pursuant to the Interport Merger Agreement, INET was merged with and into Interport, with Interport surviving the merger and becoming a wholly-owned subsidiary of RCN (the "Interport Merger"). Interport is New York City's largest independent Internet service provider ("ISP") with more than 10,000 dial-up accounts and 500 dedicated line and web hosting customers. The total consideration for the transaction was $1,025 in cash and approximately 396,442 shares of RCN Common Stock. In addition, Interport stock options were converted into options to purchase 25,302 shares of RCN Common Stock and 46,986 units granting the right to deferred delivery of 46,986 shares of RCN Common Stock were issued. The Company has preliminary allocated the excess of the purchase price paid over the book value of the assets acquired and the liabilities assumed to goodwill. The transaction was accounted for by the purchase method of accounting. The Company's spin-off from C-TEC Corporation currently precludes it from utilizing the pooling method of accounting.

     Pursuant to the Interport Merger Agreement, on June 12, 1998, RCN and the Interport Stockholders entered into a registration rights agreement ("the Interport Registration Rights Agreement"). Under the terms of the Interport Registration Rights Agreement, RCN agreed to register the shares of RCN Common Stock received by the Interport Stockholders pursuant to a shelf registration statement, and granted the Interport Stockholders piggy-back registration rights with respect to such shares, subject to certain limitations as set forth in the Interport Registration Rights Agreement.

9. On July 30, 1998, RCN entered into an Agreement and Plan of Merger ("JavaNet Merger Agreement") with JavaNet, Inc., a Delaware corporation ("JavaNet"), David Epstein, Zachary Julius, JNET Holding, Inc., a Delaware corporation and a wholly-owned subsidiary of RCN ("JNET") and (with respect to certain provisions only) John Halpern. The transaction was completed on July 23, 1998. Pursuant to the JavaNet Merger Agreement, JNET merged with and into JavaNet, with JavaNet surviving the merger and becoming a wholly-owned subsidiary of RCN. In connection with the transaction, RCN paid $2,370,000 in cash and issued approximately 568,887 shares of RCN Common Stock to JavaNet stockholders. All options to purchase JavaNet Common Stock were canceled. JavaNet is an internet service provider with approximately 32,000 subscribers in Connecticut, Maine and Massachusetts. The transaction will be accounted for under the purchase method of accounting. The Company's spin-off from C-TEC Corporation currently precludes it from utilizing the pooling method of accounting.

10. In June 1998, the Company completed a public offering of 11% Senior Discount Notes with an aggregate principal amount at maturity of $256,755, due 2008. The 11% Senior Discount Notes were issued at a discount and generated gross proceeds to the Company of approximately $150,000.

The 11% Senior Discount Notes are general senior obligations of the Company. The 11% Senior Discount Notes will not pay cash interest prior to January 1, 2003. The yield to maturity of the 11% Senior Discount Notes, determined on a semi-annual bond equivalent basis, will be 11% per annum.

The 11% Indenture contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, pay dividends, prepay subordinate indebtedness, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations.

The 11% Senior Discount Notes are redeemable, in whole or in part, at any time on or after July 1, 2003 at the option of the Company. The
11% Senior Discount Notes may be redeemed at redemption prices starting at 105.5% of the principal amount at maturity and declining to 100% of the principal amount at maturity, plus any accrued and unpaid interest.

11. In June 1998, the Company completed a public offering of 6,794,500 shares of RCN Common Stock, par value $1.00 per share, with a price to the Public of $19.50 per share. Of the 6,794,500 shares offered 6,098,355 were offered by the Company and 696,145 shares were offered by a Selling Stockholder. The net proceeds to the Company were approximately $113,305, after deducting issuance costs.

12. The Company has elected to adopt Statement of Financial Accounting Standard No. 131 - "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company's operations involve developing an advanced fiber network to provide a bundled service package of voice, video and data services to new customers in high density markets and migrating as many customers as is economically justified which were served by the Company's previously separate lines of business, for which profitability was separately measurable and monitored, to the single source network. While the Company's chief decision makers monitor the revenue streams of the various products, operations are managed and financial performance is evaluated based upon the delivery of multiple services to customers over a single network. This allows the Company to leverage its network costs to maximum profitability. As a result, there are many shared expenses generated by the various revenue streams and management believes that any allocation of the expenses incurred on a single network to multiple revenue streams would be impractical and arbitrary, and management does not currently make such allocations internally. The chief decision makers do, however, monitor financial performance in a way which is different from that depicted in the historical general purpose financial statements included in this Quarterly Report.

The Company manages operations and evaluates operating financial performance on a pro forma total RCN basis, which reflects the consolidation of all domestic joint ventures, including those not consolidated under generally accepted accounting principles. The same net loss results on both a historical and pro forma total RCN basis since the outside ownership of the joint venture, which is consolidated only in the pro forma total RCN information, is reflected as minority interest in the pro forma total RCN information.
Such results for the quarter and six months ended June 30, 1998 and 1997 are as follows:

                                                                      Pro Forma Total RCN
                                                     --------------------------------------------------------
                                                             Quarter Ended                Six Months Ended
                                                               June 30,                      June 30,
                                                     ---------------------------    -------------------------
                                                         1998            1997          1998          1997
                                                     -----------     -----------    -----------   -----------
  Sales:
    Voice                                            $    5,192      $       543    $    8,707    $       974
    Video                                                27,882           26,623        54,589         51,219
    Data                                                 18,527                7        24,259             11
    Commercial & other                                    7,888            3,856        14,953          8,502
                                                     -----------     -----------    -----------   -----------
  Total                                                  59,489           31,029       102,508         60,706
Cost and expenses, excluding
  depreciation and amortization:
     Direct expenses                                     26,636           11,826        46,777*        23,113
     Operating, selling,
       general and administrative                        43,236           18,353        75,747*        32,590
                                                     -----------     -----------   ------------   -----------

     EBITDA before nonrecurring charges                 (10,383)             850       (20,016)         5,003
Depreciation and amortization                            25,229           13,265        42,920         25,455
Nonrecurring charge                                           -                -             -         10,000
Nonrecurring acquisition costs -
  In-process technology                                   6,967                -        51,667              -
                                                     -----------     -----------   ------------   -----------
Operating (loss)                                        (42,579)        (12,415)      (114,603)      (30,452)
Interest income                                          14,193           4,608         27,239         9,761
Interest expense                                        (26,919)         (3,699)       (49,654)       (7,129)
Other income (expense)                                      734             633           (647)          600
                                                      ------------   -----------   ------------   -----------
(Loss) before income taxes                              (54,571)        (10,873)      (137,665)      (27,220)
Provision (benefit) for income taxes                      1,789          (2,344)        (9,893)       (7,143)
                                                      -----------    -----------   ------------   -----------
(Loss) before equity in unconsolidated entities
 and minority interest                                  (56,360)         (8,529)      (127,772)      (20,077)
Equity in loss of unconsolidated entities                  (342)           (756)        (1,051)       (1,561)
Minority interest in loss of consolidated entities        7,608             479         11,977         1,388
                                                     ------------    -----------   ------------   -----------
Net (loss)                                           $  (49,094)     $    (8,806)  $  (116,846)   $   (20,250)
                                                     ============    ===========   ============   ===========

Balance sheet data (at June 30):                        1998             1997
Cash, temporary cash investments                     ----------      -----------
 and short-term investments                          $1,168,232      $    45,481
Property, plant and equipment                        $  441,861      $   240,453
Accumulated depreciation                                135,984           95,457
                                                     -----------     -----------
Net property, plant and equipment                    $  305,877      $   144,996
Long-term debt                                       $1,224,614      $   131,250

* Direct and operating expenses for the prior quarter have been restated to be consistent with the quarter ended June 30, 1998.

13. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 130 - "Reporting Comprehensive Income" ("SFAS 130"). This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997. The Company does not currently have any material items subject to disclosure pursuant to SFAS 130.

14. In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"). This statement, which establishes accounting and reporting standards for derivative instruments and for hedging activities, is effective for the first quarter of fiscal years beginning after June 15, 1999. The Company does not currently have any items subject to disclosure pursuant to SFAS 133.

15. On February 20, 1998, RCN issued 1,730,648 shares of RCN Common Stock to certain shareholders of Erols Internet, Inc. ("Erols") in connection the merger of Erols with and into a wholly-owned subsidiary of RCN. On February 27, 1998, RCN issued 890,384 shares of RCN Common Stock to certain shareholders of UltraNet Communications, Inc. ("UltraNet") in connection with the merger of UltraNet with and into a wholly-owned subsidiary of RCN. On June 12, 1998 RCN issued 396,442 shares of RCN Common Stock to certain shareholders of Interport in connection with the merger of Interport with and into a wholly-owned subsidiary of RCN. On July 23, 1998, RCN issued 568,887 shares of RCN Common Stock to certain shareholders of JavaNet in connection with the merger of JavaNet, Inc. with and into a wholly-owned subsidiary of RCN. These four issuances were made pursuant to the exemption from registration under Section 4(2) of the Securities Act on the basis that each transaction involved the issuance of securities in a transaction not involving a public offering.

16. The Company's effective tax rate is different from the federal tax rate since in the second quarter of 1998 the tax effect of the company's cumulative losses has exceeded the tax effect of accelerated deductions, primarily depreciation, which the Company has taken for federal income tax purposes. Except in unusual cases, generally accepted accounting principles do not permit the recognition of tax benefits of such excess of losses in the financial statements. This accounting treatment does not impact the amount of expiration periods of actual NOL carryovers or cash flows for taxes. Additionally, the charge for in-process technology is not deductible for tax purposes and a tax benefit was correspondingly not recorded.

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

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Form 10-K together with any amendment thereto.

The negative operating cash flow from the Company's advanced fiber optic network business has resulted primarily from expenditures associated with the development of the Company's operational infrastructure and marketing expenses. The Company expects it will continue to experience negative operating cash flow and operating and net losses while it continues to invest in its networks and until such time as revenue growth is sufficient to fund operating expenses. The Company expects to achieve positive operating margins over time by (i) increasing the number of customers it serves,
(ii) increasing the number of connections per customer by cross marketing its services and promoting bundled service options and therefore increasing the revenue per customer, (iii) lowering the costs associated with new subscriber additions and (iv) reducing the cost of providing services by capturing economies of scale. The Company expects its operating revenues will increase in 1998 through internal growth of its current advanced fiber optic networks; however, the Company also expects negative operating cash flow will increase for some period of time as the Company initiates network development in Washington, D.C. and expands its current networks. When the Company makes its initial investment in a new market, the operating losses typically increase as the network and sales force are expanded to facilitate growth. The Company's ability to generate positive cash flow in the future will depend on the extent of capital expenditures in current and additional markets, the ability of the joint ventures to generate revenues and cash flow, competition in the Company's markets and any potential adverse regulatory developments. The Company will be dependent on various financing sources to fund its growth as well as continued losses from operations. There can be no assurance that such funding will be available, or available on terms acceptable to the Company. See " - Liquidity and Capital Resources."

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

Results of Operations

Historical
----------
Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

On a historical basis, for the three months ended June 30, 1998, EBITDA before nonrecurring acquisition costs was ($9,619) as compared to $850 for the same period in 1997. Sales increased 60.5% to $49,808 for the quarter ended June 30, 1998 from $31,029 for the same period in 1997.

The Company manages operations and evaluates operating financial performance on a pro forma total RCN basis, which reflects the consolidation of all domestic joint ventures, including those not consolidated under generally accepted accounting principles. The same net loss results on both a historical and pro forma total RCN basis since the outside ownership of the joint venture, which is consolidated only in the pro forma total RCN information, is reflected as minority interest in the pro forma total RCN information.
The discussion which follows addresses results on a pro forma total RCN basis. Such results for the quarter and six months ended June 30, 1998 and 1997 are as follows:

                                                                       Pro Forma Total RCN
                                                      -------------------------------------------------------
                                                            Quarter Ended                Six Months Ended
                                                              June 30,                      June 30,
                                                      --------------------------    -------------------------
                                                         1998            1997           1998          1997
                                                      ----------     -----------    -----------   -----------
Sales:
  Voice                                               $   5,192      $       543    $    8,707    $       974
  Video                                                  27,882           26,623        54,589         51,219
  Data                                                   18,527                7        24,259             11
  Commercial & other                                      7,888            3,856        14,953          8,502
                                                      -----------    -----------    -----------   -----------
Total                                                    59,489           31,029       102,508         60,706
  Cost and expenses, excluding
    depreciation and amortization:
  Direct expenses                                        26,636           11,826        46,777*        23,113
  Operating, selling,
    general and administrative                           43,236           18,353        75,747*        32,590
                                                      -----------    -----------    -----------   -----------
    EBITDA before nonrecurring charges                  (10,383)             850       (20,016)         5,003
  Depreciation and amortization                          25,229           13,265        42,920         25,455
  Nonrecurring charge                                         -                -             -         10,000
    Nonrecurring acquisition costs:
    In-process technology                                 6,967                -        51,667              -
                                                      -----------    -----------    -----------   -----------
Operating (loss)                                        (42,579)         (12,415)     (114,603)       (30,452)
Interest income                                          14,193            4,608        27,239          9,761
Interest expense                                        (26,919)          (3,699)      (49,654)        (7,129)
Other income (expense)                                      734              633          (647)           600
                                                      ------------   -----------    -----------   -----------
(Loss) before income taxes                              (54,571)         (10,873)     (137,665)       (27,220)
(Benefit) for income taxes                                1,789           (2,344)       (9,893)        (7,143)
                                                      ------------    -----------   -----------   -----------
(Loss) before equity in unconsolidated entities
   and minority interest                                (56,360)          (8,529)     (127,772)       (20,077)
Equity in loss of unconsolidated entities                  (342)            (756)       (1,051)        (1,561)
Minority interest in loss of consolidated entities        7,608              479        11,977          1,388
                                                      -----------    -----------    -----------   -----------
Net (loss)                                            $ (49,094)     $    (8,806)   $ (116,846)   $   (20,250)
                                                      ===========    ===========    ===========   ===========
Balance sheet data (at June 30):                         1998             1997
Cash, temporary cash investments                      -----------    -----------
 and short-term investments                           $1,168,232     $    45,481
Property, plant and equipment                         $  441,861     $   240,453
Accumulated depreciation                                 135,984          95,457
                                                      -----------    -----------
Net property, plant and equipment                     $  305,877     $   144,996
Long-term debt                                        $1,224,614     $   131,250

* Direct and operating expenses for the prior quarter have been restated to be consistent with the quarter ended June 30, 1998.

Sales
-----
Video sales are comprised primarily of subscription fees for basic, premium and pay-per-view cable television services; for both wireless and hybrid fiber/coaxial cable customers in New York, New Jersey and Pennsylvania which the Company expects to migrate to its advanced fiber networks over time.
Voice sales include local telephone service fees consisting primarily of monthly line charges, local toll and special features and long-distance telephone service fees based on minutes of traffic and tariffed rates or contracted fees. Voice sales include both resold services and traffic over the Company's own switches. Data sales represent Internet access fees billed at contracted rates.

Total sales increased $28,460, or 91.7% to $59,489 for the quarter ended June 30, 1998 from $31,029 for the quarter ended June 30, 1997. The increase resulted from higher total service connections which increased 202.1% to approximately 710,000 at June 30, 1998 from approximately 235,000 at June 30,1997. The increase in service connections resulted from expansion of the Company's advanced fiber network, growth in resold voice connections and the acquisitions of Erols Internet, Inc. ("Erols") and UltraNet Communications ("UltraNet") which provided approximately 370,000 data connections at the date of acquisition. Advanced fiber units passed increased to approximately 123,000 units at June 30, 1998 from approximately 8,000 units at June 30, 1997.

Voice revenues increased $4,649 to $5,192 for the quarter ended June 30, 1998 from $543 for the quarter ended June 30, 1997 primarily due to an increase in off-net connections. Off-net connections were 661,776 and 233,130 at June 30, 1998 and 1997, respectively. Partially contributing to the increase in off-net connections was the start-up of telephony operations in the Lehigh Valley, Pennsylvania market in the fourth quarter of 1997.

Video revenue increased $1,259, or 4.7% to $27,882 for the quarter ended June 30, 1998 from $26,623 for the quarter ended June 30, 1997. Video revenue for the quarter ended June 30, 1997 included one time launch incentive revenue of approximately $1,000 related to the launch of certain new channels. The increase in 1998 was primarily due to increases of approximately 6,300 average off-net video connections and approximately 14,300 average advanced fiber video connections. Additionally, video rate increases in February and May in selected markets contributed approximately $806 of the increase.

Data revenues increased $18,520 to $18,527 for the quarter ended June 30, 1998 from $7 for the quarter ended June 30, 1997 primarily due to the acquisitions of Erols and UltraNet in February 1998.

Commercial and other revenues increased $4,032, or 104.6% to $7,888 for the quarter ended June 30, 1998 from $3,856 for the quarter ended June 30, 1997. The increase was due to an increase in commercial local main access lines of approximately 9,700 over the same period in 1997, compounded by an increase in revenue per main access line. Additionally contributing to the increase in commercial and other revenues was higher wholesale revenue from Commonwealth Telecom Services, Inc. ("CTSI"), a wholly-owned subsidiary of Commonwealth Telephone Enterprises, Inc. (formerly C-TEC Corporation). CTSI is a Competitive Local Exchange Carrier ("CLEC") which operates in areas adjacent to the traditional service area of Commonwealth Telephone Company (also a wholly-owned subsidiary of Commonwealth Telephone Enterprises, Inc.)

Costs and Expenses Excluding Depreciation and Amortization
----------------------------------------------------------
and Nonrecurring Charges
-------------------------

Costs and expenses, excluding depreciation and amortization and nonrecurring charges, are comprised of direct costs and operating, selling, and general and administrative expenses.

Direct expenses include direct costs of providing services, primarily video programming and franchise costs and network access fees.

Direct expenses increased $14,810, or 125.2% to $26,636 for the quarter ended June 30, 1998 from $11,826 for the quarter ended June 30, 1997. The increase was primarily due to costs associated with higher resold voice revenues. The resold voice increase represents increases in main access lines in New York City, Boston and Lehigh Valley, Pennsylvania with a view to extending the advanced fiber network and fully activating RCN's own telephone switches to service many of these customers, thereby allowing RCN to gain higher margins and additional revenue from originating and terminating access fees and to control the related services and service quality. Additionally, Internet access costs associated with the increase in data revenues, primarily resulting from the acquisitions of Erols and UltraNet, contributed to the increase in direct expenses. Also contributing to the increase were higher network costs associated with the increased wholesale revenue from CTSI and higher video programming costs due to increased video connections, increased programming rates and new channel launches.

Operating, selling, general and administrative expenses primarily include customers service costs, advertising, sales and marketing expenses, communications network maintenance and repair ("technical expenses"), and other corporate overhead.

Operating, selling, general and administrative costs increased $24,883, or 135.6% to $43,236 for the quarter ended June 30, 1998 from $18,353 for the quarter ended June 30, 1997. Advertising costs increased approximately $8,100 for the quarter ended June 30, 1998 primarily due to an extensive high visibility multi-media campaign primarily in New York City and Boston, which commenced in June 1997, as well as to Internet service advertising expense resulting from the acquisition of Erols in February 1998. Customer services costs increased approximately $7,000, or 309.0% for the quarter ended June 30, 1998 primarily due to personnel increases related to the expanded customer base resulting from the acquisition of Erols in February 1998 as well as to other staff increases to support expanding operations in New York City, Boston and Lehigh Valley, Pennsylvania. Telephone expense to support higher call volumes related to expansion of the customer base, billing costs for increased customers and facilities expense for expanded staff principally comprise the remainder of the customer service cost increase. Technical expense increased approximately $1,750, or 38.7%, for the quarter ended June 30, 1998. The increase was primarily due to engineering and construction headcount additions made to plan and execute network expansion, resale telephony installation costs, right of way use fees, network operations control center monitoring costs and rental expense primarily for materials storage and hub sites. The increase was offset by approximately $1,029 of technical costs capitalized as part of the cost basis of the communications network. The Company expects the percentage of capitalized technical costs to total technical expense to be lower in future periods. Sales and marketing costs increased approximately $4,500, or 123.9%, for the quarter ended June 30, 1998. The increase resulted from additional staff, and related commissions and benefits, to cover the increase in advanced fiber units passed, to increase penetration in the Company's existing markets and to increase the number of services per customer. The remaining increase in sales and marketing expense resulted from the acquisition of Erols and higher telemarketing expense due to increased campaigns, including the promotion of the start up of telephony operations in Lehigh Valley, Pennsylvania.

General and administrative expenses increased approximately $3,600, or 51.8%. The increase is primarily due to higher legal expense associated with the procurement of additional franchises and open video systems ("OVS") agreements, higher property taxes principally resulting from communications network expansion, the acquisition of Erols, and staff additions, principally to support the expansion, maintenance and upgrade of the Company's management information systems.

Depreciation and Amortization
------------------------------

Depreciation and amortization is comprised principally of depreciation of the Company's advanced fiber network, its wireless network, and its hybrid fiber/coaxial cable systems; and amortization of subscriber lists, building access rights and goodwill resulting primarily from its acquisitions of Freedom, Twin County, Erols and UltraNet.

Depreciation and amortization was $25,229 for the three month period ended June 30, 1998 and $13,265 for the three month period ended June 30, 1997. The increase of $11,964, or 90.2% was the result of a higher depreciable basis of plant, resulting primarily from expansion of the Company's advanced fiber network, and amortization of intangible assets arising from the acquisition of Erols and UltraNet in February 1998. The cost basis of property, plant and equipment on a pro forma total RCN basis, at June 30, 1998 and 1997 was $441,861 and $240,453, respectively. The basis of intangible assets, on a Pro Forma total RCN basis was $268,919 and $161,661 at June 30, 1998 and 1997, respectively.

Nonrecurring Charge
-------------------
Acquisition costs - In-process technology was approximately $7,000 for the quarter ended June 30, 1998. In connection with the acquisitions of Erols and UltraNet, the Company and an independent third party are conducting a study for the purpose of allocating the purchase price paid for Erols and Ultranet. The preliminary results of this study indicated that approximately $51,700 will be allocable to in-process technology. The Company recognized a charge of $44,700 during the quarter ended March 31, 1998 related to this acquired in-process technology.

The value of in-process technology constitutes that portion of the purchase price representing future cash flows from those new and developing technologies expected to displace the current approaches to serving customer needs in the Internet service field.

Interest income
---------------
Interest income was $14,193 and $4,608 for the three month periods ended June 30, 1998 and 1997, respectively. The increase of $9,585, or 208.0%, results from higher cash, temporary cash investments and short-term investments, as compared to the same period in 1997. Cash, temporary cash investments and short-term investments, on a pro forma total RCN basis, were approximately $1,168,000 at June 30, 1998 and approximately $45,500 at June 30, 1997. Such increase primarily represents interest on the unused portion of the following debt and equity financings made subsequent June 30, 1997: 10% Senior Notes, issued in October 1997, which generated gross proceeds of $225,000 and yielded net proceeds of $218,250; 11 1/8% Senior Discount Notes, issued in October 1997, which generated gross proceeds of $350,001 and yielded net proceeds of $337,751; 9.8% Senior Discount Notes, issued in February 1998, which generated gross proceeds of $350,587 and yielded net proceeds of $344,855; 11% Senior Discount Notes, issued in June 1998, which generated gross proceeds of $149,999 and yielded net proceeds of $147,187 and the issuance of 6,098,355 shares of the Company's Common Stock, issued in June 1998, yielded net proceeds of $113,305.

Interest expense
----------------
The increase in interest expense primarily represents interest on the gross proceeds of the debt financings mentioned above (see interest income) as well as the interest on the $100,000 term credit facility and the outstanding borrowings on the $25,000 revolving credit agreement ($5,000 at June 30, 1998) of certain of the Company's subsidiaries issued in August 1997. For the quarter ended June 30, 1998, interest expense was $26,919 as compared to $3,699 for the quarter ended June 30, 1997. The increase was partially offset by a reduction due to the prepayment in September 1997 of $131,250 of 9.65% Senior Secured Notes. Interest expense also includes amortization of deferred financing costs associated with the above credit facilities.

Income tax
----------
The Company's effective income tax rate was a provision of 3.8% for the quarter ended June 30, 1998 and a benefit of 21.0% for the quarter ended June 30, 1997.

The tax effect of the Company's cumulative losses has exceeded the tax effect of accelerated deductions, primarily depreciation, which the Company has taken for federal income tax purposes. Except in unusual cases, generally accepted accounting principles do not permit the recognition of tax benefits of such excess losses in the financial statements. This accounting treatment does not impact the amount or expiration periods of actual NOL carryovers or cash flows for taxes.

Minority interest
-----------------
On a pro forma total RCN basis, for the second quarter of 1998, minority interest of $7,608 primarily represents the 49% interest of Boston Edison Company ("BECO") in the loss of RCN-BECOCOM of $3,528 and the 50% interest of Potomac Capital Investment Corporation ("PCI") in the loss of Starpower of $4,140. On a historical basis, Starpower is accounted for under the equity method. In the second quarter of 1997, minority interest primarily represents the 49% interest of BECO in the loss of RCN-BECOCOM of $537.

Equity in loss of unconsolidated entities
-----------------------------------------
On a pro forma total RCN basis, equity in the loss of unconsolidated entities primarily represents the Company's share of the losses and amortization of excess cost over net assets of Megacable. On a historical basis, for the second quarter of 1998, equity in the loss of unconsolidated entities also includes the Company's 50% interest in the loss of Starpower of $4,139.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Historical
----------
On a historical basis, for the six months ended June 30, 1998, EBITDA before nonrecurring acquisition costs was $(17,936) as compared to $5,003 for the same period in 1997. Sales increased 48.2% to $89,946 for the six months ended June 30, 1998 from $60,706 for the same period in 1997.

Pro Forma Total RCN
-------------------
Sales
-----
Total sales increased $41,802, or 68.9% to $102,508 for the six months ended June 30, 1998 from $60,706 for the six months ended June 30, 1997. The increase resulted from higher average service connections as discussed below. The increase in service connections resulted from expansion of the Company's advanced fiber network, growth in resold voice connections and the acquisitions of Erols and UltraNet which provided approximately 370,000 data connections at the date of acquisition.

Voice revenues increased $7,733 to $8,707 for the six months ended June 30, 1998 from $974 for the six months ended June 30, 1997 primarily due to an increase in off-net connections. Off-net connections were 661,776 and 233,130 at June 30, 1998 and 1997, respectively. Partially contributing to the increase in off-net connections was the start-up of telephony operations in the Lehigh Valley, Pennsylvania market in the fourth quarter of 1997.

Video revenue increased $3,370, or 6.6% to $54,589, for the six months ended June 30, 1998 from $51,219 for the six months ended June 30, 1997. Video revenue for the six months ended June 30, 1997 included one time launch incentive revenue of approximately $1,000 related the launch of certain new channels. The increase in 1998 was primarily due to increases of approximately 6,000 average off-net video connections and approximately 14,000 average advanced fiber and wireless video connections. Additionally, video rate increases in February and May in selected markets contributed approximately $1,138 of the increase.

Data revenues increased $24,248 to $24,259 for the six months ended
June 30, 1998 from $11 for the six months ended June 30, 1997 primarily due to the acquisitions of Erols and UltraNet in February 1998. At June 30, 1998, the Company had 398,560 off-net data connections.

Commercial and other revenues increased $6,451, or 75.9% to $14,953 for the six months ended June 30, 1998 from $8,502 for the six months ended
June 30, 1997. The increase was due to an increase in commercial local main access lines of approximately 8,800 over the same period in 1997, compounded by an increase in revenue per main access line. Additionally contributing to the increase in commercial and other revenues was higher wholesale revenue from CTSI.

Costs and Expenses Excluding Depreciation and Amortization and
-------------------------------------------------------------
Nonrecurring Charges.
----------------------
Direct expenses increased $23,664, or 102.4% to $46,777 for the six months ended June 30, 1998 from $23,113 for the six months ended June 30, 1997. The increase was primarily due to higher resold voice revenues. The resold voice increase represents increases in main access lines in New York City, Boston and Lehigh Valley, Pennsylvania with a view to extending the advanced fiber network and fully activating RCN's own telephone switches to service many of these customers, thereby allowing RCN to gain higher margins and additional revenue from originating and terminating access fees and to control the related services and service quality. Additionally, Internet access costs associated with the increase in data revenues, primarily resulting from the acquisitions of Erols and UltraNet, contributed to the increase in direct expenses. Also contributing to the increase were higher network costs associated with the increased wholesale revenue from CTSI and higher video programming costs due to increased video connections, increased programming rates and new channel launches.

Operating, selling, general and administrative costs increased $43,157, or 132.4% to $75,747 for the six months ended June 30, 1998 from $32,590 for the six months ended June 30, 1997. Advertising costs increased approximately $14,400 for the six months ended June 30, 1998 primarily due to an extensive high visibility multi-media campaign primarily in New York City and Boston, which commenced in June 1997, as well as to Internet services advertising expense resulting from the acquisition of Erols in February 1998 and to expense incurred to promote the commencement of telephony operations in the Lehigh Valley, Pennsylvania market. Customer services costs increased approximately $11,100, or 252.8% for the six months ended June 30, 1998 primarily due to personnel increases related to the expanded customer base resulting from the acquisition of Erols in February 1998 as well as to other staff increases to support expanding operations in New York City, Boston and Lehigh Valley, Pennsylvania. Telephone expense to support higher call volumes related to expansion of the customer base, billing costs for increased customers and facilities expense for expanded staff principally comprise the remainder of the customer service cost increase. Technical expense increased approximately $3,700, or 41.3%, for the six months ended June 30, 1998. The increase was primarily due to engineering and construction headcount additions made to plan and execute network expansion, resale telephony installation costs, right of way of use fees, network operations control center monitoring costs and rental expense primarily for materials storage and hub sites. The increase was offset by approximately $1,029 of technical costs capitalized as part of the cost basis of the communications network. The Company expects the percentage of capitalized technical costs to total technical expense to be lower in future periods. Sales and marketing costs increased approximately $8,000, or 124.9%, for the six months ended June 30, 1998. The increase resulted from additional staff, and related commissions and benefits, to cover the increase in advanced fiber units passed, to increase penetration in the Company's existing markets and to increase the number of services per customer. The remaining increase in sales and marketing expense resulted from the acquisitions of Erols and UltraNet and higher telemarketing expense due to increased campaigns, including the promotion of the start up of telephony operations or Lehigh Valley, Pennsylvania.

General and administrative expenses increased approximately $5,900 or 51.4%. The increase is primarily due to higher legal expense associated with the procurement of additional franchises and open video systems ("OVS") agreements, higher property taxes principally resulting from communication network expansion, the acquisitions of Erols and UltraNet, and staff additions, principally to support the expansion, maintenance and upgrade of the Company's management information systems.

Depreciation and amortization
-----------------------------
Depreciation and amortization was $42,920 for the six month period ending
June 30, 1998 and $25,455 for the six month period ending June 30, 1997.
The increase of $17,465, or 68.6% was the result of both a higher depreciable basis of plant, resulting primarily from expansion of the Company's advanced fiber network, and amortization of intangible assets arising from the acquisitions of Erols and UltraNet in February 1998. The cost basis of property, plant and equipment on a pro forma total RCN basis at June 30, 1998 and 1997 was $441,861 and $240,453, respectively. Additionally, higher intangibles resulted from the payment of $15,000 on March 21, 1997 of contingent consideration applicable to the Company's original purchase of an 80.1% ownership interest in Freedom and from the payment of an additional $15,000 on March 21, 1997 to acquire the remaining 19.9% ownership in Freedom. The intangibles resulting from these payments were depreciable for the full six months ended June 30, 1998 but only from the date of payment for the six months ended June 30, 1997. The basis of intangible assets, on a pro forma total RCN basis, was $268,919 and $161,661 at June 30, 1998 and 1997, respectively.

Nonrecurring Charge
-------------------
Acquisition costs - In-process Technology. In connection with the acquisitions of Erols and UltraNet, the Company and an independent third party are conducting a study for the purpose of allocating the purchase price paid for Erols and UltraNet. The preliminary results of this study indicate that approximately $51,700 will be allocable to in-process technology which the Company recognized as a charge during the six months ended June 30, 1998.

For the six months ended June 30, 1997 the nonrecurring charges of $10,000 represent costs incurred with respect to the termination of a marketing services agreement held by Freedom.

Interest income
----------------
Interest income was $27,239 and $9,761 for the six month periods ended
June 30, 1998 and 1997, respectively. The increase of $17,478, or 179.1%, results from higher cash, temporary cash investments and short-term investments as compared to the same period in 1997. Cash, temporary cash investments and short-term investments, on a pro forma total RCN basis, were approximately $1,168,000 at June 30, 1998 and approximately $45,500 at June 30, 1997. Such increase primarily results from the debt and equity financings of the company as detailed in the discussion of interest income for the three months ended June 30, 1998.

Interest expense
----------------
For the six months ended June 30, 1998, interest expense was $49,654 as compared to $7,129 for the six months ended June 30, 1998. The increase resulted from the debt financings referred to above that were placed subsequent to the second quarter of 1997, offset by a reduction due to the prepayment in September 1997 of $131,250 of 9.65% Senior Secured Notes.

Other (expense) income
----------------------
Other (expense) income was ($647) and $600 for the six months ended June 30, 1998 and 1997, respectively. The primary component of other (expense) income for the six months ended June 30, 1998 was the write down of certain of the Company's information technology assets which the Company intends to replace within the next several months with higher capacity state of the art products in connection with an overall internal technology upgrade.

Income tax
----------
The Company's effective income tax rate was a benefit of 7.8% and 26.1% for the six months ended June 30, 1998 and June 30, 1997, respectively. The primary reasons for the difference include the charge for in-process technology which is not deductible for tax purposes and for which a tax benefit was correspondingly not recorded. Additionally, during 1998, the tax effect of the Company's cumulative losses has exceeded the tax effect of accelerated deductions, primarily depreciation, which the Company has taken for federal income tax purposes. Except in unusual cases, generally accepted accounting principles do not permit the recognition of tax benefits of such excess losses in the financial statements. This accounting treatment does not impact the amount of expiration periods of actual NOL carryovers or cash flows for taxes.

Minority Interest
-----------------
On a pro forma total RCN basis, for the six months ended
June 30, 1998 minority interest of $11,977 primarily represents the 49% interest of BECO in the loss of RCN-BECOCOM of $7,173 and the 50% interest of PCI in the loss of Starpower of $4,923. On a historical basis, Starpower is accounted for under the equity method. In the second quarter of 1997, minority interest primarily represents the 49% interest of BECO in the loss of RCN-BECOCOM of $537 and the 19.9% minority interest in the loss of Freedom of $966. The company purchased the remaining 19.9% ownership interest in Freedom on March 21, 1997.

Equity in Loss of Unconsolidated Entities
-----------------------------------------
On a pro forma total RCN basis, equity in the loss of unconsolidated entities primarily represents the Company's share of the losses and amortization of excess cost over net assets of Megacable. On a historical basis, for the six months ended June 30, 1998, equity in the loss of unconsolidated entities also includes the Company's 50% interest in the loss of Starpower of $4,923.

Liquidity and Capital Resources
-------------------------------

The Company expects that it will require a substantial amount of capital to fund the network development and operations in its target markets (including markets in the Boston to Washington, D.C. corridor and new markets in the western United States), including funding the development of its advanced fiber optic networks, upgrading its hybrid fiber/coaxial plant and funding operating losses and debt service requirements. On June 4, 1998 RCN announced its intention to commence developing advanced fiber optic networks in selected high density markets outside of the Boston to Washington, D.C. corridor. The Company is targeting selected markets in the western United States which represent approximately 2% of the geography of the U.S. but account for approximately 12% of the U.S. telecommunications market based upon the number of telephone access lines. The Company expects that its initial west coast network will be developed in the San Francisco Bay Area, a market that benefits from high density, high per capita income and the highest Internet usage in the United States. RCN has submitted an application for CLEC status in California, has obtained an OVS certification from the FCC for the City of San Francisco and surrounding Counties and has held initial meetings with several municipalities in the San Francisco Bay Area to discuss network deployment. The Company also expects its expansion to include selected markets in or near Southern California, Las Vegas and Phoenix. As is the case in its existing markets, the Company intends to focus on high density markets with favorable demographics, and to apply a subscriber-driven investment strategy, in developing new markets. The Company believes that its experience in the Northeast will provide it with a key strategic advantage. Subject to obtaining requisite regulatory approvals, the Company expects to commence initial network construction in the San Francisco Bay Area in 1999. The Company currently estimates that its capital expenditure requirements for the period from January 1, 1998 through 1999 will be approximately $850 million, which represents capital expenditures (including connection costs which will only be incurred as the Company obtains revenue-generating customer connections) of approximately $300 million in 1998 and approximately $550 million in 1999. Additional funds will be required to fund operating losses during the period. As a result of more rapid deployment of its fiber optic network, the Erols and UltraNet acquisitions, and the anticipated development of new markets outside the Boston to Washington, D.C. corridor, certain aspects of the Company's capital expenditure program are being accelerated. To build out its target markets on an efficient basis, the Company undertakes a subscriber-driven capital expenditure strategy whereby it
(i) closely monitors development of its subscriber base in order to direct network deployment in each target market, and (ii) seeks to establish a customer base in advance of or concurrently with its network deployment. For example, the Company offers Internet and resale telephone services on an interim basis to customers located near its advanced fiber optic networks. Depending upon factors such as subscriber density, proximity to the advanced fiber optic network and development costs and the degree of success achieved in its initial markets, the Company will determine whether extending its advanced fiber optic network to additional high density target markets can be achieved on an attractive economic basis. In addition to its own capital requirements, the Company's joint venture partners are each expected to contribute approximately $150,000 in capital to the joint ventures in connection with development of the Boston and Washington, D.C. markets from September 1997 through 2000, of which approximately $61,700 has been contributed.

The Company expects to have sufficient liquidity to meet its capital requirements through early 2000. The Company will continue to require additional capital for planned increases in network coverage and other capital expenditures, working capital, debt service requirements, and anticipated further operating losses. The actual timing and amount of capital required to roll out the Company's network and to fund operating losses may vary materially from the Company's estimates and additional funds will be required in the event of significant departures from the current business plan, unforeseen delays, cost overruns, engineering design changes and other technological risks or other unanticipated expenses. Due to its subscriber-driven investment strategy, should the Company encounter a successful rollout in its initial markets, and/or decide to enter new markets, the Company may accelerate the rollout and/or extend the reach of its network; such acceleration could increase the Company's capital requirements. The proposed development of new networks in selected markets in the western United States will substantially increase the Company's capital requirements. The Company's inital network development plan for expansion into its target market markets in the western United States will require funding of approximately $350 million (including operating losses) through the year 2000; however, the actual timing and amount of capital required may vary materially from the Company's initial estimates. Conversely, should the Company be less successful than anticipated, the operating losses associated with the installed network may be higher than anticipated. The Company presently intends to judge the success of its initial rollout in deciding whether to undertake additional captial expenditures to rollout the network to additional areas. Since the Company anticipates that, if it is successful, it will continue to extend its network coverage into additional areas within and potentially beyond the Boston to Washington, D.C. corridor, it expects to continue to experience losses and negative cash flow on an aggregate basis for an extended period of time.

The Company's current joint venture agreements redue the amount of expenditures required by RCN to develop the network due both to access to the joint venture partners' existing facilities and to the anitcipated joint venture partners' equity contributions. However, the joint venture arrangements will also reduce the potential cash flows to be realized from operation of the networks in the markets in which the joint ventures operate and restrict the Company's access to cash flow generated by the joint ventures (which will be paid in the form of dividends). The Company may enter into additional joint ventures in the future as the Company begins to develop new markets. RCN and Boston Edison Company ("BECO") are presently in discussions with respect to the conversion of a portion of BECO's interest in the BECO joint venture into RCN Common Stock.

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

In October 1997, the Company raised $575,000 in gross proceeds from an offering of two tranches of debt securities. The offering was comprised of $225,000 principal amount of 10% Senior Notes and $601,045 principal amount at maturity of 11 1/8% Senior Discount Notes, both due in 2007. The proceeds include $61,000 of restricted cash to be used to fund the Escrow Account to pay interest on the 10% Senior Notes for three years. In February 1998, the Company raised $350,587 in gross proceeds from an offering of $567,000 principal amount at maturity of 9.80% Senior Discount Notes, due in 2008. In June 1998, the Company raised $149,999 in gross proceeds from an offering of $256,755 principal amount at maturity of 11% Senior Discount Notes, due 2008, also in June 1998, the Company raised 113,305 in net proceeds from an offering of 6,098,355 shares of the Company's Common Stock. The preceeding Indentures all contain similar provisions. The Chase Manhattan Bank acts as Trustee for each of the Indentures. All the aforementioned Notes are general senior unsecured obligations of RCN. The 9.80% Senior Discount Notes will mature on February 15, 2008. The 9.80% Senior Discount Notes will not bear cash interest prior to February 15, 2003. The 10% and 11 1/8% Notes (the "1997 Notes") will mature on October 15, 2007. Interest on the 10% Senior Notes are payable in cash at a rate of 10% per annum semi-annually in arrears on each April 15 and October 15, commencing April 15, 1998. The 11 1/8% Senior Discount Notes will not bear cash interest prior to October 15, 2002. The 11% Senior Discount Notes will not bear cash interest prior to January 1, 2003. Thereafter, cash interest on the notes will accrue at a rate of 11% per annum and will be payable semi-annually in arrears on January 1 and July 1 of each year, commencing July 1, 2003.

The 9.80% Senior Discount Notes are redeemable, in whole or in part, at any time on or after February 15, 2003 at the option of RCN. The 9.80% Senior Discount Notes may be redeemed at redemption prices starting at 104.900% of the principle amount at maturity and declining to 100% of the principal amount at maturity, plus any accrued and unpaid interest. The 1997 Notes are redeemable, in whole or in part, at any time on or after October 15, 2002 at the option of RCN. The 10% Senior Notes may be redeemed at redemption prices starting at 105% of the principal amount and declining to 100% of the principal amount, plus any accrued and unpaid interest. The 11 1/8% Senior Discount Notes may be redeemed at redemption prices starting at 105.562% of the principal amount at maturity and declining to 100% of the principal amount at maturity, plus any accrued and unpaid interest. The 11% Senior Discount Notes will be redeemable, in whole or in part, at any time on or after July 1, 2003 at the option of RCN. The 11% Senior Discount Notes may be redeemed at redemption prices starting at 105.5% of the principle amount at maturity and declining to 100% of the principle amount at maturity, plus accrued and unpaid interest.

RCN may, at its option, use the net proceeds of certain offerings of RCN Common Stock to redeem up to an aggregate of 35% of the aggregate principal amount at maturity of the debt securities issued under the Indentures at a certain premium. Upon the occurrence of a change of control, RCN must make an offer to purchase all of the debt securities issued under the Indentures than outstanding at a premium.

The Indentures contain certain convenants that, among other things, limit the ability of RCN and its subsidiaries to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations.

RCN Cable and certain of its subsidiaries ("Borrowers") have in place secured credit facilities comprised of a five-year revolving credit facility in the amount of $25,000 (the "Revolving Credit Facility") and an eight-year term credit facility in the amount of $100,000 (the "Term Credit Facility"), both of which facilities are governed by a single credit agreement dated as of July 1, 1997 (the "Credit Agreement"). As of June 30, 1998, $100,000 of the Term Credit Facility was outstanding. The term loan must be repaid over six years in quarterly installments, at the end of September, December, March and June of each year from September 30, 1999 through June 30, 2005. As of
June 30, 1998, $5,000 principal was outstanding under the Revolving Credit Facility. Revolving loans may be repaid and reborrowed from time to time.
All borrowings under the Credit Agreement will be pari passu and will be secured under a common collateral package.

The interest rate on the Credit Agreement is, at the election of the Borrowers, based on either a LIBOR or a Base Rate option (each as defined in the Credit Agreement). In the case of LIBOR option, the interest rate includes a spread that varies, based on RCN Cable's Leverage Ration (defined as the ratio of Total Debt at the last day of the most recently ended fiscal quarter to Operating Cash Flow for the four fiscal quarters then ended), from 50 basis points to 125 basis points. In the case of the Revolving Credit

Facility, a fee of 20 basis points on the unused revolving commitment accrues and is payable quarterly in arrears.

The Credit Agreement contains customary covenants for facilities of this nature, including covenants limiting debt, liens, investments, consolidations, mergers, acquisitions and sales of assets, payment of dividends and other distributions, capital expenditures and transactions with affiliates. In addition, the Borrowers are subject to a prohibition on granting negative pledges and the Borrowers must apply certain cash proceeds realized from certain asset sales, certain payments under insurance policies and certain incurrences of additional debt to repay the Revolving Credit Facility. The Credit Agreement requires the Borrowers to maintain the following financial ratios: (i) the ratio of Total Debt at any fiscal quarter end to Operating Cash Flow for the trailing four fiscal quarters is not to exceed 5.0:1 initially, adjusting over time to 4.0:1;
(ii) the ratio of Operating Cash Flow to Interest Expense for any four consecutive fiscal quarters is not to fall below 2.75:1 for periods ending during the first 3 years after the Closing Date, adjusting to 3.0:1 thereafter; and (iii) the ratio of Operating Cash Flow (minus certain capital expenditures, cash taxes and cash dividends) to Fixed Charges (defined as scheduled principal payments and interest expense) for any four consecutive quarters is not to fall below 1.0:1 for periods ending on or before December 31, 2000 and adjusting to 1.05:1 thereafter. The Credit Agreement also includes customary events of default.

The Company has indebtedness that is substantial in relation to its shareholders' equity and cash flow. At June 30, 1998 after giving effect to the Offering, the Company has an aggregate of approximately $1,225,000 of indebtedness outstanding, and the ability to borrow up to an additional $20,000 under the Credit Agreement.

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

The extent of the Company's leverage may have the following consequences: (i) limit the ability of the Company to obtain necessary financing in the future of working capital, capital expenditures, debt service requirements or other purposes; (ii) require that a substantial portion of the Company's cash flows from operations be dedicated to the payment of principal and interest on its indebtedness and therefore not be available for other purposes; (iii) limit the the Company's flexibility in planning for, or reacting to, changes in its business; (iv) place the Company at a competitive disadvantage as compared with less leveraged competitors; and (v) render the Company more vulnerable in the event of a downturn in its business.

On a historical basis, for the six months ended June 30, 1998, the Company's net cash provided by operating activities was $15,053 comprised primarily of a net loss of $(116,846) adjusted by non-cash depreciation and amortization of $34,722, other non-cash items totaling $75,137 (primarily includes the write-off of acquired research and development and accretion of senior discount notes), and working capital changes of $24,570. Net cash used in investing activities of $(257,919) consisted primarily of purchase of short-term investments of $211,440, additions to property, plant and equipment of $92,788, an investment in an unconsolidated joint venture of $12,500 and acquisitions of $40,769 (primarily the acquisitions of Interport Communications Corp. and Lancit Media Entertainment, Ltd., Erols and UltraNet), partially offset by sales and maturities of short-term investments of $97,019. Net cash provided by financing activities of $643,573 consisted primarily of the issuance of long-term debt of $502,587, the issuance of Common Stock of 113,305, a decrease in restricted cash of $11,125 and contributions from a minority interest partner of $26,215, partially offset by payments made for debt financing costs of $8,177.

                               Part II - OTHER INFORMATION
                               ---------------------------

Item 1.  Legal Proceedings

The information required under Item 1 Part II is included in Note 5 to the financial statements set forth in Part I hereof and is specifically incorporated herein by reference thereto.

Item 2.  Changes in Securities

On February 20, 1998, RCN issued 1,730,648 shares of RCN Common Stock to certain shareholders of Erols Internet, Inc. ("Erols") in connection the merger of Erols with and into a wholly-owned subsidiary of RCN. On February 27, 1998, RCN issued 890,384 shares of RCN Common Stock to certain shareholders of UltraNet Communications, Inc. ("UltraNet") in connection with the merger of UltraNet with and into a wholly-owned subsidiary of RCN. On June 12, 1998 RCN issued 396,442 shares of RCN Common Stock to certain shareholders of Interport in connection with the merger of Interport with and into a wholly-owned subsidiary of RCN. On July 23, 1998, RCN issued 568,887 shares of RCN Common Stock to certain shareholders of JavaNet in connection with the merger of JavaNet, Inc. with and into a wholly-owned subsidiary of RCN. These four issuances were made pursuant to the exemption from registration under Section 4(2) of the Securities Act on the basis that each transaction involved the issuance of securities in a transaction not involving a public offering.

Item 6.  Exhibits and Reports on Form 8-K

         (a.) Exhibits
              (3.1) Amended and Restated Articles of Incorporation of the
                    Company (incorporated by Reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Commission File No. 333-61223)).

              (4.1) Indenture dated June 24, 1998 between the Company, as
                    Issuer, and The Chase Manhattan Bank, as Trustee, with respect to the 11% Senior Discount Notes due 2008 (incorporated by Reference to Exhibit 4.8 to the Company's Registration Statement on Form S-1 (Commission File No. 333-55673)).

              (4.2) Form of 11% Senior Discount Note due 2008 (included in
                    Exhibit 4.2) (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-1 (Commission File No. 333-55673)).

              (4.3) Indenture dated as of February 6, 1998 between the Company, as Issuer, and The Chase Manhattan Bank, as Trustee, with respect to the 9.80% Senior Discount Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (Commission File No. 333-48487) ("1998 Form S-4") filed on March 23, 1998)

              (4.4) Form of the 9.80% Senior Discount Notes due 2008 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.2 to the Company's 1998 Form S-4)

              (27)  Financial Data Schedule

         (b.) Reports on Form 8-K

              On May 8, 1998 the Company filed an 8-K to file the required financial statements and the pro forma financial statements related to the Erols acquisition.


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            RCN Corporation
Date:  August 14, 1998

                                            /s/ Bruce C. Godfrey
                                            ------------------------
                                            Bruce C. Godfrey
                                            Executive Vice President and
                                            Chief Financial Officer