Form 10-Q
period 1998-09-30
RCN CORP /DE/
filed 1998-11-16
CIK 1041858

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                              September 30, 1998

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

YES  X          NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of September 30, 1998.

Common Stock                   65,201,765

                                RCN CORPORATION

                                     INDEX

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Consolidated Statements of
               Operations-Quarters and Nine Months Ended
               September 30, 1998 and 1997

               Condensed Consolidated Balance Sheets-
               September 30, 1998 and December 31, 1997

               Condensed Consolidated Statements of
               Cash Flows-Nine Months Ended September 30,
               1998 and 1997

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

Item 6.        Exhibits and Reports on Form 8-K

               SIGNATURE

PART I.  FINANCIAL INFORMATION
         Item 1. Financial Statements


                       RCN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands, Except Per Share Data)
                                  (Unaudited)

                                                     Quarter Ended           Nine Months Ended
                                                     September 30,            September  30,
                                               ------------------------    ------------------------
                                                   1998         1997          1998          1997
                                               ----------    ----------    ----------    ----------
Sales                                          $   58,172    $   31,148    $  148,118    $   91,854
Costs and expenses, excluding
  depreciation and amortization                    74,750        35,480       182,632        91,183
Depreciation and amortization                      22,477        13,680        57,199        39,135
Nonrecurring acquisition costs:
 In-process technology                                  -             -        51,667             -
Other nonrecurring charges                              -             -             -        10,000
                                               ----------    ----------    ----------    ----------
Operating (loss)                                  (39,055)      (18,012)     (143,380)      (48,464)
Interest income                                    16,424         3,681        43,232        13,442
Interest expense                                  (31,157)       (3,331)      (80,811)      (10,460)
Other income (expense), net                        (1,299)         (371)       (1,947)          229
                                               ----------    ----------    ----------    ----------
(Loss) before income taxes                        (55,087)      (18,033)     (182,906)      (45,253)
(Benefit) for income taxes                            (30)       (4,764)       (9,923)      (11,907)
                                               ----------    ----------    ----------    ----------
(Loss) before equity in unconsolidated
  entities and minority interest                  (55,057)      (13,269)     (172,983)      (33,346)
Equity in (loss) of unconsolidated entities        (2,195)       (1,089)       (8,169)       (2,650)
Minority interest in loss of
  consolidated entities                             4,491         2,543        11,545         3,931
                                               ----------    ----------    ----------    ----------
(Loss) before extraordinary charge                (52,761)      (11,815)     (169,607)      (32,065)
Extraordinary charge - debt prepayment
    penalty, net of tax                                 -        (3,210)            -        (3,210)
                                               ----------    ----------    ----------    ----------

Net (loss)                                     $  (52,761)   $  (15,025)   $ (169,607)   $  (35,275)
                                               ==========    ==========    ==========    ==========

Basic and diluted (loss) per average
  common share:
  (Loss) before extraordinary charge           $   (0.81)    $    (0.21)   $    (2.83)   $    (0.58)
                                               ==========    ==========    ==========    ==========
  Extraordinary charge - debt prepayment
    penalty                                             -         (0.06)            -         (0.06)
                                               ==========    ==========    ==========    ==========
  Net (loss)                                   $    (0.81)   $    (0.27)   $    (2.83)   $    (0.64)
                                               ==========    ==========    ==========    ==========

  Weighted average shares outstanding          65,090,284    54,969,132    59,905,854    54,962,596

See accompanying notes to Condensed Consolidated Financial Statements.

                                RCN CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                      September 30, December 31,
                                                          1998         1997
                                                      ------------  -----------
ASSETS
Current assets:
 Cash and temporary cash investments                   $   439,817   $  222,910
 Short-term investments                                    667,952      415,603
 Accounts receivable from related parties                    7,033        9,829
 Accounts receivable, net of reserve for doubtful
  accounts of $4,830 at September 30, 1998 and $2,134
  at December 31, 1997                                      27,834       14,834
 Material and supply inventory, at average cost              5,340        2,745
 Prepayments and other                                      14,153        9,990
 Deferred income taxes                                           -        4,821
 Investments restricted for debt service                    22,650       22,500
                                                        ----------   ----------
Total current assets                                     1,184,779      703,232
 Property, plant and equipment, net of
 accumulated depreciation of $152,274 at
 September 30, 1998 and $107,419 at December 31, 1997      350,917      200,340
Investments                                                126,534       70,424
Investments restricted for debt service                     31,288       39,411
Intangible assets, net of accumulated amortization
  of $106,385 at September 30, 1998 and $53,388 at
    December 31, 1997                                      144,997       96,547
Deferred charges and other assets                           47,883       41,038
Deferred income taxes                                        4,049            -
                                                       -----------   ----------
Total assets                                           $ 1,890,447   $1,150,992
                                                       ===========   ==========

                                RCN CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of capital lease obligations       $    1,201    $        -
 Accounts payable                                          63,748        24,835
 Accounts payable to related parties                        5,111         3,748
 Advance billings and customer deposits                    26,870         7,318
 Accrued taxes                                                  -           488
 Accrued interest                                          10,969         5,549
 Accrued contract settlements                               3,016         3,126
 Accrued video programming expense                          5,861         3,498
 Accrued expenses                                          53,694        21,143
 Deferred income tax                                        7,905             -
                                                       ----------    ----------
Total current liabilities                                 178,375        69,705
Long-term debt                                          1,248,681       686,103
Deferred income taxes                                           -        19,612
Other deferred credits                                      2,687         2,596
Minority interest                                          58,883        16,392
Commitments and contingencies
Preferred stock                                                 -             -
Common shareholders' equity:
Common stock, par value $1 per share: Authorized
   100,000,000 shares: Issued and outstanding
     65,201,765 and 54,989,870                             65,444        54,989
 Additional paid-in capital                               527,723       321,766
 Cumulative translation adjustments                        (3,055)       (3,055)
 Unrealized appreciation on investments                     2,881             -
 Treasury stock, 242,000 shares at cost                    (4,449)            -
 Deficit                                                 (186,723)      (17,116)
                                                       ----------    ----------
Total common shareholders' equity                         401,821       356,584
                                                       ----------    ----------
Total liabilities and shareholders' equity             $1,890,447    $1,150,992
                                                       ==========    ==========

See accompanying notes to Condensed Consolidated Financial Statements.

                       RCN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                               Nine Months Ended
                                                                 September 30,
                                                             --------------------
                                                               1998       1997
                                                             ---------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    $  28,046  $     202
                                                             ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant & equipment                   (175,657)   (43,890)
   Investment in unconsolidated joint venture                  (12,500)         -
   Purchases of short-term investments                        (387,804)         -
   Sales and maturities of short-term investments              135,463     46,935
   Acquisitions                                                (46,244)   (30,490)
   Proceeds from the sale of partnership interest                    -      1,900
   Other                                                         8,729      4,275
                                                             ---------  ---------
   Net cash used in investing activities                      (478,013)   (21,270)
                                                             ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                                  502,587    110,000
   Repayment of long-term debt                                  (1,118)  (131,250)
   Proceeds from the issuance of stock                         112,836          -
   Purchase of treasury stock                                   (4,449)         -
   Payments made for debt financing costs                       (9,851)         -
   Contribution to minority interest partner                      (108)         -
   Contribution from minority interest partner                  53,998          -
   Proceeds from the exercise of stock options                   1,854          -
   Transfer from CTE                                                 -    132,231
   Transfer (to) CTE                                                 -   (112,046)
   Decrease in restricted cash                                  11,125          -
   Change in affiliate notes                                         -    143,627
                                                             ---------  ---------
   Net cash provided by financing activities                   666,874   142,562
                                                             ---------  ---------
   Net increase in cash and temporary cash investments         216,907    121,494
   Cash and temporary cash investments at
      beginning of year                                        222,910     61,843
                                                             ---------  ---------
   Cash and temporary cash investments at September 30,      $ 439,817  $ 183,337
                                                             ---------  ---------
   Supplemental disclosures of cash flow information
   Cash paid during the periods for:
      Interest (net of amounts capitalized)                  $  73,355  $  14,656
      Income taxes                                           $     897  $     743

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

2. Prior to September 30, 1997, the Company was operated as part of C-TEC Corporation ("C-TEC"). RCN consists primarily of C-TEC's high growth, bundled residential voice, video and Internet access operations in the Boston to Washington, D.C. corridor, its existing New York, New Jersey and Pennsylvania cable television operations, a portion of its long-distance operations and its international investment in Megacable, S.A. de C.V. ("Megacable"). RCN recently announced that it intends to initiate network development in California's San Diego to San Francisco corridor.

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

3. The Company owns a 40% equity interest in Megacable. For the quarters ended September 30, 1998 and 1997, the Company recorded equity in the earnings (loss) of Megacable which consists of its proportionate share of income and amortization of excess cost over equity in net assets of $(957) and $(930), respectively. For the nine months ended September 30, 1998 and 1997, the Company recorded equity in the earnings (loss) of Megacable which consists of its proportionate share of income and amortization of excess cost over equity in net assets of $(2,008) and $(2,477), respectively.

Summarized information for the financial position and results of operations of Megacable, as of and for the nine months ended September 30, 1998 and 1997, is as follows:
                                                 1998            1997
                                               --------        --------
Assets                                         $ 86,024        $ 76,217
Liabilities                                    $ 10,756        $  8,055
Shareholders' equity                           $ 75,268        $ 68,162
Sales                                          $ 27,938        $ 22,281
Cost and expenses                              $ 19,684        $ 15,231
Foreign currency transaction losses            $  2,039        $      -
Net income                                     $  7,240        $  6,827

Effective January 1, 1997, since the three-year cumulative rate of inflation at December 31, 1996 exceeded 100%, Mexico is being treated for accounting purposes as having a highly inflationary economy. Therefore, the U.S. dollar is treated as the functional currency and translation adjustments are included in income. The Company's proportionate share of such adjustments were gains (losses) of $(788) and $(816) for the three and nine month periods ended September 30, 1998, respectively, which are included in the condensed consolidated statement of operations in equity in loss of unconsolidated entities.

4. During the first nine months of 1998, approximately 2,066,000 options were granted, approximately 358,000 were exercised yielding cash proceeds of $1,854 and approximately 317,000 options were canceled. At September 30, 1998, there are approximately 8,498,000 options outstanding at exercise prices ranging from $0.04 to $29.81 under RCN's 1997 Plan.

5. On September 30, 1997, the Yee Family Trusts, as holders of CTE's Preferred Stock Series A and Preferred Stock Series B, filed an action against the Company, CTE and Cable Michigan in the Superior Court of New Jersey. The complaint alleges that CTE's distribution of the Common Stock of RCN and Cable Michigan in connection with the Distribution constitutes a fraudulent conveyance. The plaintiff further alleges breaches of contract and fiduciary duties in connection with the Distribution. On December 1, 1997, the complaint was amended to allege that CTE's distribution of the common stock of RCN and Cable Michigan was an unlawful distribution in violation of Pa. C.S. 1551
(b)(2). The plaintiffs have asked the Court to set aside the alleged fraudulent conveyance and are seeking unspecified monetary damages alleged to be in excess of $52,000. The Company believes that this lawsuit is without merit and is contesting this action vigorously. On January 9, 1998, the defendants, including RCN, filed a Motion to Dismiss, or in the Alternative, for Summary Judgement ("the Motion"). Response and Reply Briefs have also been filed. Oral argument on the motion was held on September 15, 1998. As a result, two counts of the complaint were dismissed. The Company's answer was subsequently filed. Settlement discussions are currently in process. The Company can give no assurance that these discussions will be successful in settling this complaint.

6. Basic earnings per share is computed based on net (loss) income divided by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings per share is computed based on net (loss) income divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of stock options during the periods in which the Company incurs a loss from continuing operations is not assumed since the effect is anti-dilutive. The number of stock options which would have been converted in the quarter and nine months ended September 30, 1998 and have a dilutive effect if the Company had income from continuing operations is 2,851,159 and 3,595,147, respectively.

For periods prior to October 1, 1997, during which the Company was a wholly-owned subsidiary of C-TEC, earnings per share was calculated by dividing net (loss) income by the number of average common shares of C-TEC outstanding, based upon a distribution ratio of one share of Company common equity for each share of C-TEC common equity owned.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations:

                                                    Quarter Ended September 30,   Nine Months Ended September 30,
                                                   ----------------------------   -------------------------------
                                                       1998             1997          1998             1997
                                                   -----------       ----------   -----------       ------------
Net (loss) before extraordinary charge              $  (52,761)      $  (11,815)   $ (169,607)      $    (32,065)
Basic earnings per average common share:
     Weighted average shares outstanding            65,090,284       54,969,132    59,905,854         54,962,596
     Loss per average common share                       (0.81)           (0.21)        (2.83)             (0.58)
Diluted earnings per average common share:
     Weighted average shares outstanding            65,090,284       54,969,132    59,905,854         54,962,596
     Dilutive shares resulting from stock options            -                -             -                  -
                                                    ----------       ----------    ----------       ------------
     Weighted average shares and common stock
     equivalents outstanding                        65,090,284       54,969,132    59,905,854         54,962,596
                                                    ==========       ==========    ==========       ============
     Loss per average common share                  $    (0.81)      $    (0.21)   $    (2.83)      $     (0.58)

7. On February 27, 1998, RCN entered into an Agreement and Plan of Merger ("Lancit Merger Agreement") with Lancit Media Entertainment, Ltd., a New York corporation ("Lancit"), and LME Acquisition Corporation, a New York corporation and a wholly-owned subsidiary of RCN ("LME"). The transaction was completed in June 1998.  Pursuant to the Lancit Merger Agreement, LME was merged with and into Lancit, with Lancit surviving the merger and becoming a wholly-owned subsidiary of RCN (the "Lancit Merger"). Lancit is a producer of high-quality children's programming. The total consideration for the transaction was $1
in cash and 366,596 in shares of RCN Common Stock.   All options to purchase
Lancit Common Stock were canceled. In addition, approximately 660,000 warrants to purchase Lancit Common Stock became, by their terms, warrants to purchase the number of shares of RCN Common Stock equal to the number the warrant holders would have received had they exercised their warrants immediately prior to the Lancit Merger (such number would have been approximately 33,000). The Company is conducting a study for the purpose of allocating the purchase price paid. The Company has preliminarily allocated the excess of the purchase price paid over the book value of the assets acquired and liabilities assumed to goodwill.
The transaction was accounted for by the purchase method of accounting. The Company's spin-off from C-TEC Corporation currently precludes it from utilizing the pooling method of accounting.

8. On June 1, 1998, RCN entered into an Agreement and Plan of Merger ("Interport Merger Agreement") with Interport Communications Corp., a New York corporation ("Interport") and INET Holding, Inc., a New York corporation and a wholly-owned subsidiary of RCN ("INET"), and the individual stockholders of Interport (the "Interport Stockholders"). The transaction was completed in June 1998. Pursuant to the Interport Merger Agreement, INET was merged with and into Interport, with Interport surviving the merger and becoming a wholly-owned subsidiary of RCN (the "Interport Merger"). Interport was New York City's largest independent Internet service provider ("ISP") with more than 10,000 dial-up accounts and 500 dedicated line and web hosting customers at the date of acquisition. The total consideration for the transaction was $1,025 in cash and 396,442 shares of RCN Common Stock. In addition, Interport stock options were converted into options to purchase 25,302 shares of RCN Common Stock and 46,986 units granting the right to deferred delivery of 46,986 shares of RCN Common Stock were issued. The Company is conducting a study for the purpose of allocating the purchase price paid. The Company has preliminarily allocated the excess of the purchase price paid over the book value of the assets acquired and liabilites assumed to goodwill. The transaction was accounted for by the purchase method of accounting. The Company's spin-off from C-TEC Corporation currently precludes it from utilizing the pooling method of accounting.

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

9. On June 30, 1998, RCN entered into an Agreement and Plan of Merger ("JavaNet Merger Agreement") with JavaNet, Inc., a Delaware corporation ("JavaNet"), David Epstein, Zachary Julius, JNET Holding, Inc., a Delaware corporation and a wholly-owned subsidiary of RCN ("JNET") and (with respect to certain provisions only) John Halpern. The transaction was completed on July 23, 1998. Pursuant to the JavaNet Merger Agreement, JNET merged with and into JavaNet, with JavaNet surviving the merger and becoming a wholly-owned subsidiary of RCN. In connection with the transaction, RCN paid $2,370 in cash and issued approximately 569,000 shares of RCN Common Stock to JavaNet stockholders. All options to purchase JavaNet Common Stock were canceled. JavaNet was an internet service provider with approximately 32,000 subscribers in Connecticut, Maine and Massachusetts at the time of acquisition. The transaction was accounted for under the purchase method of accounting. The Company's spin-off from C-TEC Corporation currently precludes it from utilizing the pooling method of accounting.

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

11. In June 1998, the Company completed a public offering of 6,794,500 shares of RCN Common Stock, par value $1.00 per share, with a price to the Public of $19.50 per share. Of the 6,794,500 shares offered 6,098,355 were offered by the Company and 696,145 shares were offered by a Selling Stockholder. The net proceeds to the Company were approximately $113,305 after deducting issuance costs.

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

The Company manages operations and evaluates operating financial performance on a basis which reflects the consolidation of all domestic joint ventures, including those not consolidated under generally accepted accounting principles ("Pro Forma Total RCN" basis). The same net loss results on both a historical and pro forma total RCN basis since the outside ownership of the joint venture, which is consolidated only in the pro forma total RCN information, is reflected as minority interest in the pro forma total RCN information.

Such results for the quarter and nine months ended September 30, 1998 and 1997 are as follows:

                                                              Pro Forma Total RCN (as defined above)
                                                     --------------------------------------------------------
                                                             Quarter Ended                Nine Months Ended
                                                             September 30,                  September 30,
                                                     ---------------------------     -------------------------
                                                         1998            1997           1998          1997
                                                     -----------     ------------    -----------   -----------
  Sales:
    Voice                                            $     7,256     $        895    $   15,963    $     1,869
    Video                                                 28,800           25,677        83,389         76,896
    Data                                                  23,261               14        47,520             25
    Commercial & other                                     9,305            4,562        24,258         13,064
                                                     -----------     ------------    ----------    -----------
  Total                                                   68,622           31,148       171,130         91,854
Cost and expenses, excluding
  depreciation and amortization:
     Direct expenses                                      29,942           12,000        76,719         35,113
     Operating, selling,
       general and administrative                         51,429           23,480       127,176         56,070
                                                     -----------     ------------   -----------    -----------
     EBITDA before nonrecurring charges                  (12,749)          (4,332)      (32,765)           671
Depreciation and amortization                             28,893           13,680        71,813         39,135
Nonrecurring charge                                            -                -             -         10,000
Nonrecurring acquisition costs -
  In-process technology                                        -                -        51,667              -
                                                     -----------     ------------   -----------    -----------
Operating (loss)                                         (41,642)         (18,012)     (156,245)       (48,464)
Interest income                                           16,569            3,681        43,808         13,442
Interest expense                                         (31,157)          (3,331)      (80,811)       (10,460)
Other income (expense)                                    (1,331)            (371)       (1,978)           229
                                                     -----------     ------------   -----------    -----------
(Loss) before income taxes                               (57,561)         (18,033)     (195,226)       (45,253)
(Benefit) for income taxes                                   (30)          (4,764)       (9,923)       (11,907)
                                                     -----------     ------------   -----------    -----------
(Loss) before equity in unconsolidated entities
 and minority interest                                   (57,531)         (13,269)     (185,303)       (33,346)
Equity in loss of unconsolidated entities                   (957)          (1,089)       (2,008)        (2,650)
Minority interest in loss of consolidated entities         5,727            2,543        17,704          3,931
                                                     -----------     ------------   -----------    -----------
(Loss) before extraordinary charge                       (52,761)         (11,815)     (169,607)       (32,065)
Extraordinary charge - debt prepayment
 penalty, net of tax                                           -           (3,210)            -         (3,210)
                                                     -----------     ------------   -----------    -----------
Net (loss)                                           $   (52,761)    $    (15,025)  $  (169,607)   $   (35,275)
                                                     ===========     ============   ===========    ===========

Balance sheet data (at September 30):                    1998            1997
                                                     -----------     ------------
Cash, temporary cash investments
 and short-term investments                           $1,117,238     $    183,337
Property, plant and equipment                         $  533,250     $    273,960
Accumulated depreciation                                 152,293          101,544
                                                     -----------     ------------
Net property, plant and equipment                     $  380,957     $    172,416
Long-term debt                                        $1,248,681     $    110,000

Operating income before depreciation and amortization ("EBITDA") is commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA is not intended to represent cash flows for the period and should not be considered as an alternative to cash flows from operating, investing or financing activities as determined in accordance with U.S. GAAP. EBITDA is not a measurement under U.S. GAAP and may not be comparable with other similarly titled measures of other companies.

13. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 130 - "Reporting Comprehensive Income" ("SFAS 130"). This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997. The amount of other comprehensive loss for the nine months ended September 30, 1998 was ($174).

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

15. On February 20, 1998, RCN issued 1,730,648 shares of RCN Common Stock to certain shareholders of Erols Internet, Inc. ("Erols") in connection with the merger of Erols with and into a wholly-owned subsidiary of RCN. On February 27, 1998, RCN issued 890,384 shares of RCN Common Stock to certain shareholders of UltraNet Communications, Inc. ("UltraNet") in connection with the merger of UltraNet with and into a wholly-owned subsidiary of RCN. On June 12, 1998 RCN issued 396,442 shares of RCN Common Stock to certain shareholders of Interport in connection with the merger of Interport with and into a wholly-owned subsidiary of RCN. On July 23, 1998, RCN issued 568,887 shares of RCN
Common Stock to certain shareholders of JavaNet in connection with the merger of JavaNet, Inc. with and into a wholly-owned subsidiary of RCN. These four issuances were made pursuant to the exemption from registration under Section 4(2) of the Securities Act on the basis that each transaction involved the issuance of securities in a transaction not involving a public offering.

16. The Company's effective tax rate is different from the federal tax rate since in the third quarter of 1998, the tax effect of the Company's cumulative losses has exceeded the tax effect of accelerated deductions, primarily depreciation, which the Company has taken for federal income tax purposes. Except in unusual cases, generally accepted accounting principles do not permit the recognition of tax benefits of such excess losses in the financial statements. This accounting treatment does not impact the amount or expiration periods of actual NOL carryovers or cash flows for taxes. Additionally, the charge for in-process technology is not deductible for tax purposes and a tax benefit was correspondingly not recorded.

17. On January 21, 1998, RCN entered into the Agreement and Plan of Merger (the "Erols Merger Agreement") among RCN, Erols Internet, Inc. ("Erols"), Erol Onaran, Gold & Appel Transfer, S.A., a British Virgin Islands corporation ("Gold & Appel"), and ENET Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of RCN ("ENET"), to acquire all of the outstanding shares of common stock of Erols. The merger was consummated on February 20, 1998. Erols merged with and into ENET (the "Erols Merger"), with ENET as the surviving corporation. The approximate total Erols Merger consideration was $29,200 in cash, 1,730,648 shares of RCN Common Stock plus the assumption and repayment of $5,100 of debt. Additionally, the Company converted approximately 999,000 of Erols stock options to 699,104 of RCN stock options at an average exercise price of $3.424 per share. The transaction was accounted for under the purchase method of accounting. In connection with the acquisition of Erols, the Company and an independent third party are conducting a study for the purpose of allocating the purchase price paid for Erols. The preliminary results of this study indicate that approximately $36,000 will be allocated to in-process technology, which the Company recorded as a charge in the first six months of 1998.

RCN expects to contribute to Starpower approximately 60% of the subscribers acquired in the acquisition of Erols.

18. On January 21, 1998, RCN, UNET Holdings, Inc., a wholly-owned subsidiary of RCN, and Ultranet Communications, Inc. ("Ultranet") entered into an Agreement and Plan of Merger (the "Ultranet Merger Agreement"). The total consideration for the acquisition was approximately $7,000 in cash, 890,384 shares of RCN Common Stock, and $3,000 in deferred compensation. Additionally, the Company converted 63,500 of Ultranet stock options to 117,052 of RCN stock options at an average exercise price of $1.825 per share and made cash payments aggregating approximately $503 to certain holders of Ultranet stock options. The transaction was consummated on February 27, 1998. The transaction was accounted for under the purchase method of accounting. In connection with the acquisition of Ultranet, the Company and an independent third party are conducting a study for the purpose of allocating the purchase price paid for Ultranet. The preliminary results of this study indicate that approximately $16,000 will be allocated to in-process technology, which the Company recorded as a charge in the first six months of 1998.

RCN expects to contribute to RCN-BECOCOM approximately 30% of the subscribers acquired in the acquisition of Ultranet.

19. Associated with acquisitions occuring earlier this year, RCN calculated that approximately $36 million of the purchase price of Erol's and $16 million of the purchase price of Ultranet would qualify for immediate write-off as acquired in-process research & development. Since the time these calculations took place, the SEC has critically examined this issue, and in the case of challenges to accounting practices of two other public communications companies, substantial downward revisions were made to previous calculations of acquired in-process R&D.

The Company's previous calculation was conducted in accordance with all appropriate accounting procedures and interpretations, most significantly considering the tests of technological feasibility and alternative future use as applied to the acquired R&D projects. At present, the SEC accounting staff appears to be requiring consideration of additional factors for financial reports filed with the SEC, most importantly the percentage of completion of acquired projects, and appears to be embracing write-offs representing the value of that portion of the development effort completed at acquisition, rather than the discounted value of benefits from the entire acquired project.

At present, the Company is evaluating these new requirements and is examining the prior calculations to assess their potential impact upon the previously computed estimates of acquired in-process R&D. These calculations are incomplete but the Company estimates that if it is required to apply a downward revision in calculated in-process R&D it may be of a comparable magnitude to the publicly-disclosed adjustments for other communications companies discussed above. The Company's previous calculation could be reduced by up to approximately half.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollars in Thousands, Except Per Share Data)

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report is forward-looking, such as information relating to the effects of future regulations and competition, the impact of the Year 2000 issue, expected capital expenditures, capital contributions to joint ventures by joint venture partners, and expected trends in operating losses and cash flows associated with investments in new markets. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future differently from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, technological developments and changes in the competitive environment in which the Company operates.

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Form 10-K together with any amendment thereto.

The negative operating cash flow from the Company's advanced fiber optic network business has resulted primarily from expenditures associated with the development of the Company's operational infrastructure and marketing expenses. The Company expects it will continue to experience negative operating cash flow and operating and net losses while it continues to invest in its networks and until such time as revenue growth is sufficient to fund operating expenses. The Company expects to achieve positive operating margins over time by (i) increasing the number of customers it serves, (ii) increasing the number of connections per customer by cross marketing its services and promoting bundled service options and therefore increasing the revenue per customer, (iii) lowering the costs associated with new subscriber additions and (iv) reducing the cost of providing services by capturing economies of scale. The Company expects its operating revenues will increase through internal growth of its current advanced fiber optic networks; however, the Company also expects negative operating cash flow will increase for some period of time as the Company expands its current networks and initiates network development in Washington, D.C., Philadelphia and California's San Francisco to San Diego corridor. When the Company makes its initial investment in a new market, the operating losses typically increase as the network and sales force are expanded to facilitate growth. The Company's ability to generate positive cash flow in the future will depend on the extent of capital expenditures in current and additional markets, the ability of the joint ventures to generate revenues and cash flow, competition in the Company's markets and any potential adverse regulatory developments. The Company will be dependent on various financing sources to fund its growth as well as continued losses from operations. There can be no assurance that such funding will be available, or available on terms acceptable to the Company. See " - Liquidity and Capital Resources."

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

Results of Operations

The Company manages operations and evaluates operating financial performance on a basis which reflects the consolidation of all domestic joint ventures, including those not consolidated under generally accepted accounting principles ("Pro Forma Total RCN" basis). The same net loss results on both a historical and pro forma total RCN basis since the outside ownership of the joint venture, which is consolidated only in the pro forma total RCN information, is reflected as minority interest in the pro forma total RCN information.

Except as noted, the discussion which follows addresses results on a pro forma total RCN basis. Such results for the quarter and nine months ended
September 30, 1998 and 1997 are as follows:

                                                               Pro Forma Total RCN (as defined above)
                                                      -------------------------------------------------------
                                                            Quarter Ended                Nine Months Ended
                                                            September 30,                  September 30,
                                                      --------------------------    --------------------------
                                                         1998            1997           1998          1997
                                                      ----------     -----------    -----------    -----------
Sales:
  Voice                                               $   7,256      $       895    $    15,963    $     1,869
  Video                                                  28,800           25,677         83,389         76,896
  Data                                                   23,261               14         47,520             25
  Commercial & other                                      9,305            4,562         24,258         13,064
                                                      ---------      -----------    -----------    -----------
Total                                                    68,622           31,148        171,130         91,854
  Cost and expenses, excluding
    depreciation and amortization:
  Direct expenses                                        29,942           12,000         76,719         35,113
  Operating, selling,
    general and administrative                           51,429           23,480        127,176         56,070
                                                      ---------      -----------    -----------    -----------
    EBITDA before nonrecurring charges                  (12,749)          (4,332)       (32,765)           671
  Depreciation and amortization                          28,893           13,680         71,813         39,135
  Nonrecurring charge                                         -                -              -         10,000
  Nonrecurring acquisition costs:
    In-process technology                                     -                -         51,667              -
                                                      ---------      -----------    -----------    -----------
Operating (loss)                                        (41,642)         (18,012)      (156,245)       (48,464)
Interest income                                          16,569            3,681         43,808         13,442
Interest expense                                        (31,157)          (3,331)       (80,811)       (10,460)
Other income (expense)                                   (1,331)            (371)        (1,978)           229
                                                      ---------      -----------    -----------    -----------
(Loss) before income taxes                              (57,561)         (18,033)      (195,226)       (45,253)
(Benefit) for income taxes                                  (30)          (4,764)        (9,923)       (11,907)
                                                      ---------      -----------   -----------     -----------
(Loss) before equity in unconsolidated entities
   and minority interest                                (57,531)         (13,269)      (185,303)       (33,346)
Equity in loss of unconsolidated entities                  (957)          (1,089)        (2,008)        (2,650)
Minority interest in loss of consolidated entities        5,727            2,543         17,704          3,931
                                                      ---------      -----------    -----------    -----------
(Loss) before extraordinary charge                      (52,761)         (11,815)      (169,607)       (32,065)
Extraordinary charge - debt prepayment penalty,
  net of tax                                                  -           (3,210)             -         (3,210)
                                                      ---------      -----------    -----------    -----------
Net (loss)                                            $ (52,761)     $   (15,025)   $  (169,607)   $   (35,275)
                                                      =========      ===========    ===========    ===========

Balance sheet data (at September 30):                     1998             1997
                                                      ----------     -----------
Cash, temporary cash investments
 and short-term investments                           $1,117,238     $   183,337
Property, plant and equipment                         $  533,250     $   273,960
Accumulated depreciation                                 152,293         101,544
                                                      ----------     -----------
Net property, plant and equipment                     $  380,957     $   172,416
Long-term debt                                        $1,248,681     $   110,000

Operating income before depreciation and amortization ("EBITDA") is commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA is not intended to represent cash flows for the period and should not be considered as an alternative to cash flows from operating, investing or financing activities as determined in accordance with U.S. GAAP. EBITDA is not a measurement under U.S. GAAP and may not be comparable with other similarly titled measures of other companies.

Historical
----------
Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

On a historical basis, for the three months ended September 30, 1998, EBITDA before nonrecurring acquisition costs was ($16,578) as compared to ($4,332) for the same period in 1997. For the three months ended September 30, 1998, operating loss before non-recurring charges was ($39,055) as compared to ($18,012) for the same period in 1997. Sales increased 86.8% to $58,172 for the quarter ended September 30, 1998 from $31,148 for the same period in 1997.

Pro Forma Total RCN
-------------------
Sales
-----

Video sales are comprised primarily of subscription fees for basic, premium and pay-per-view cable television services; for both wireless and hybrid fiber/coaxial cable customers in New York, New Jersey and Pennsylvania which the Company expects to migrate to its advanced fiber networks over time as well as for approximately 58,000 advanced fiber customers, primarily in Allentown, New York City and Boston.

Voice sales include local telephone service fees consisting primarily of monthly line charges, local toll and special features and long-distance telephone service fees based on minutes of traffic and tariffed rates or contracted fees. Voice sales include both resold services and traffic over the Company's own switches.

Data sales represent Internet access fees billed at contracted rates.

Total sales increased $37,474, or 120.3% to $68,622 for the quarter ended September 30, 1998 from $31,148 for the quarter ended September 30, 1997. The increase resulted from higher total service connections which increased 227.1% to approximately 808,000 at September 30, 1998 from approximately 247,000 at September 30,1997. The increase in service connections resulted from expansion of the Company's advanced fiber network, growth in resold voice connections and the acquisitions of Erols Internet, Inc. ("Erols") and UltraNet Communications ("UltraNet") which provided approximately 370,000 data connections at the date of acquisition. Advanced fiber units passed increased to approximately 214,000 units at September 30, 1998 from approximately 26,000 units at September 30, 1997.

Voice revenues increased $6,361 to $7,256 for the quarter ended September 30, 1998 from $895 for the quarter ended September 30, 1997 primarily due to an increase in off-net voice connections. Off-net voice connections were 58,093 and 10,953 at September 30, 1998 and 1997, respectively. Partially contributing to the increase in off-net connections was the start-up of telephony operations in the Lehigh Valley, Pennsylvania market in the fourth quarter of 1997. Advanced fiber voice connections were 20,857 and 1,909 at September 30, 1998 and 1997, respectively.

Video revenue increased $3,123 or 12.2% to $28,800 for the quarter ended September 30, 1998 from $25,677 for the quarter ended September 30, 1997.

The increase in 1998 was primarily due to increases of approximately 20,000 average video connections as compared to the same period in 1997. Additionally, video rate increases in February and May in selected markets contributed approximately $1,296 of the increase.

Data revenues increased $23,247 to $23,261 for the quarter ended September 30, 1998 from $14 for the quarter ended September 30, 1997 primarily due to the acquisitions of Erols and UltraNet in February 1998. The Company had approximately 450,000 average data connections for the quarter ended September 30, 1998 as compared to approximately 200 average data connections for the quarter ended September 30, 1997.

Commercial and other revenues increased $4,743, or 104.0% to $9,305 for the quarter ended September 30, 1998 from $4,562 for the quarter ended September 30, 1997. The increase was due to an increase in average commercial main access lines of approximately 10,800 over the same period in 1997, compounded by an increase in revenue per main access line. The increase in commercial main access lines contributed approximately $1,200 to the increase while the increase in revenue per main access line contributed approximately $1,300. Additionally contributing approximately $1,700 to the increase in commercial and other revenues was higher wholesale long distance revenue from Commonwealth Telecom Services, Inc. ("CTSI"), a wholly-owned subsidiary of Commonwealth Telephone Enterprises, Inc. (formerly C-TEC Corporation). CTSI is a Competitive Local Exchange Carrier ("CLEC") which operates in areas adjacent to the traditional service area of Commonwealth Telephone Company (also a wholly-owned subsidiary of Commonwealth Telephone Enterprises, Inc.).

Costs and Expenses Excluding Depreciation and Amortization and Nonrecurring
---------------------------------------------------------------------------
Charges
-------

Costs and expenses, excluding depreciation and amortization and nonrecurring charges, are comprised of direct costs and operating, selling, and general and administrative expenses.

Direct expenses include direct costs of providing services, primarily video programming and franchise costs and network access fees.

Direct expenses increased $17,942, or 149.5% to $29,942 for the quarter ended September 30, 1998 from $12,000 for the quarter ended September 30, 1997. The increase was primarily due to costs associated with higher resold voice revenues. The resold voice increase represents increases in main access lines in New York City, Boston and Lehigh Valley, Pennsylvania with a view to extending the advanced fiber network and fully activating RCN's own telephone switches to service many of these customers, thereby allowing RCN to gain higher margins and additional revenue from originating and terminating access fees and to control the related services and service quality. Additionally, higher Internet access costs of approximately $6,400 associated with the increase in data revenues, primarily resulting from the acquisitions of Erols and UltraNet, contributed to the increase in direct expenses. Also contributing to the increase were higher commercial and other direct costs of approximately $1,300 primarily associated with the increased wholesale revenue from CTSI and higher video programming costs of approximately $1,600 due to increased video connections, increased programming rates and new channel launches.

Operating, selling, general and administrative expenses primarily include customer service costs, advertising, sales and marketing expenses, communications network maintenance and repair ("technical expenses"), and other corporate overhead.

Operating, selling, general and administrative costs increased $27,949, or 119.0% to $51,429 for the quarter ended September 30, 1998 from $23,480 for the quarter ended September 30, 1997. Advertising costs increased approximately $2,700 for the quarter ended September 30, 1998 primarily due to Internet service advertising expense resulting from the acquisition of Erols in

February 1998. Customer service costs increased approximately $7,900, or 277.6% for the quarter ended September 30, 1998. Increases of approximately $3,900 primarily personnel related, were due to the expanded customer base resulting from the acquisition of Erols in February 1998. Other staff and temporary labor increases to support expanding operations in New York City, Boston and Lehigh Valley, Pennsylvania contributed approximately $1,800 to the increase. Higher telephone expense of approximately $400 to support higher call volumes related to expansion of the customer base, higher billing costs of approximately $1,200 for increased customers and higher facilities and supplies expense of approximately $200 for expanded staff principally comprise the remainder of the customer service cost increase. Technical expense increased approximately $4,500, or 93.6%, for the quarter ended September 30, 1998. Technical expense increases of approximately $1,900 were due to engineering and construction headcount and contract labor additions made to plan and execute network expansion and network operations control center monitoring. Resale telephony installation costs contributed approximately $400 to the increase. Rental expense primarily for materials and hubsites increased approximately $300. Technical expense increases associated with acquisitions in 1998 were approximately $1,900. The increase was partially offset by approximately $1,400 of technical costs capitalized as part of the cost basis of the communications network. Sales and marketing costs increased approximately $4,900, or 121.7%, for the quarter ended September 30, 1998. The increase resulted from additional staff, contract labor and related commissions and benefits, aggregating approximately $1,100, to cover the increase in marketable homes, to increase penetration in the Company's existing markets and to increase the number of services per customer. Telemarketing expense increased approximately $1,100 due to increased campaigns. Sales and marketing increases associated with acquisitions in 1998, primarily Erols, were approximately $2,300. General and administrative expenses increased approximately $8,000, or 110.4%. Acquisitions in 1998 contributed approximately $3,100 to the increase. In addition, as disclosed in Note 13 to the Company's 1997 report on Form 10-K, in connection with the Distribution, RCN established a qualified savings plan under Section 401(k) of the Internal Revenue Code that will also qualify as an ESOP under Sections 401(a) and 4975 (e)(7) of the Code (the "ESOP"). The Company accrued a contribution to the ESOP of approximately $2,200 during the third quarter of 1998. Higher bad debt expense of approximately $600 was associated with the $37,474 increase in sales. Higher gross receipts taxes and property taxes resulting from expansion of the communications network aggregated approximately $470. Legal expense increased approximately $250 primarily as a result of the procurement of additional franchises and open video systems ("OVS") agreements. Higher salaries and benefits of approximately $900 were due to staff additions, primarily to support the expansion, maintenance and upgrade of the Company's management information systems, new product development and integration of acquisitions.

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

Depreciation and amortization was $28,893 for the three month period ended September 30, 1998 and $13,680 for the three month period ended September 30, 1997. The increase of $15,213, or 111.2% was the result of both a higher depreciable basis of plant, resulting primarily from expansion of the Company's advanced fiber network, and amortization of intangible assets arising from the acquisition of Erols and UltraNet in February 1998. The cost basis of property, plant and equipment on a pro forma total RCN basis, at September 30, 1998 and 1997 was $533,250 and $273,960, respectively. The basis of intangible assets, on a Pro Forma total RCN basis was $312,332 and $150,283 at September 30, 1998 and 1997, respectively.

Interest income
---------------

Interest income was $16,569 and $3,681 for the three month periods ended September 30, 1998 and 1997, respectively. The increase of $12,888, or 350.1%, results from higher cash, temporary cash investments and short-term investments, as compared to the same period in 1997. Cash, temporary cash investments and short-term investments, on a pro forma total RCN basis, were approximately $1,117,000 at September 30, 1998 and approximately $183,000 at September 30, 1997. Such increase primarily represents interest on the unused portion of the following debt and equity financings made subsequent to September 30, 1997: 10% Senior Notes, issued in October 1997, which generated gross proceeds of $225,000 and yielded net proceeds of $218,250; 11 1/8% Senior Discount Notes, issued in October 1997, which generated gross proceeds of $350,001 and yielded net proceeds of $337,751; 9.8% Senior Discount Notes, issued in February 1998, which generated gross proceeds of $350,587 and yielded net proceeds of $344,855; 11% Senior Discount Notes, issued in June 1998, which generated gross proceeds of $149,999 and yielded net proceeds of $147,187 and the issuance of 6,098,355 shares of the Company's Common Stock, issued in June 1998, which yielded net proceeds of $113,305.

Interest expense
----------------

The increase in interest expense primarily represents interest on the gross proceeds of the debt financings mentioned above (see interest income) as well as the interest on the $100,000 term credit facility and the outstanding borrowings on the $25,000 revolving credit agreement ($5,000 at September 30, 1998) of certain of the Company's subsidiaries issued in August 1997. For the quarter ended September 30, 1998, interest expense was $31,157 as compared to $3,331 for the quarter ended September 30, 1997. The increase was partially offset by a reduction due to the prepayment in September 1997 of $131,250 of 9.65% Senior Secured Notes. Interest expense also includes amortization of deferred financing costs associated with the above credit facilities.

Income tax
----------

The Company's effective income tax rate was zero for the quarter ended September 30, 1998 and a benefit of 28.7% for the quarter ended September 30, 1997.

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

Minority interest
-----------------

On a pro forma total RCN basis, for the third quarter of 1998, minority interest of $5,727 primarily represents the 49% interest of Boston Edison Company ("BECO") in the loss of RCN-BECOCOM of $4,630 and the 50% interest of Potomac Capital Investment Corporation ("PCI") in the loss of Starpower of $1,236. On a historical basis, Starpower is accounted for under the equity method. In the second quarter of 1997, minority interest primarily represents the 49% interest of BECO in the loss of RCN-BECOCOM of $2,602.

Equity in loss of unconsolidated entities
-----------------------------------------

On a pro forma total RCN basis, equity in the loss of unconsolidated entities primarily represents the Company's share of the losses and amortization of excess cost over net assets of Megacable of $957 and $930 for the quarters ended September 30, 1998 and 1997, respectively. On a historical basis, for the third quarter of 1998, equity in the loss of unconsolidated entities also includes the Company's 50% interest in the loss of Starpower of $1,238.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Historical
----------

On a historical basis, for the nine months ended September 30, 1998, EBITDA before nonrecurring costs was ($34,514) as compared to $671 for the same period in 1997. Operating loss before non-recurrng charges for the nine months ended September 30, 1998 was ($91,713) as compared to ($38,464) for the same period in 1997. Sales increased 61.3% to $148,118 for the nine months ended September 30, 1998 from $91,854 for the same period in 1997.

Pro Forma Total RCN Sales
-------------------------

Total sales increased $79,276, or 86.3% to $171,130 for the nine months ended September 30, 1998 from $91,854 for the nine months ended September 30, 1997. The increase resulted from higher average service connections as discussed below. The increase in service connections resulted from expansion of the Company's advanced fiber network, growth in resold voice connections and the acquisitions of Erols and UltraNet which provided approximately 370,000 data connections at the date of acquisition.

Voice revenues increased $14,094 to $15,963 for the nine months ended September 30, 1998 from $1,869 for the nine months ended September 30, 1997 primarily due to an increase in off-net voice connections. Off-net voice connections were 58,093 and 10,953 at September 30, 1998 and 1997, respectively. Partially contributing to the increase in off-net voice connections was the start-up of telephony operations in the Lehigh Valley, Pennsylvania market in the fourth quarter of 1997. Advanced fiber voice connections were 20,857 and 1,909 at September 30, 1998 and 1997, respectively.

Video revenue increased $6,493, or 8.4% to $83,389, for the nine months ended September 30, 1998 from $76,896 for the nine months ended September 30, 1997. Video revenue for the nine months ended September 30, 1997 included one time launch incentive revenue of approximately $1,000 related to the launch of certain new channels. The increase in 1998 was primarily due to increases of approximately 21,000 additional video connections, at September 30, 1998 as compared to the same period in 1997. Additionally, video rate increases in February and May in selected markets contributed approximately $2,720 of the increase. On-net video connections grew to 58,324 at September 30, 1998 from 4,870 at September 30, 1997. Off-net video connections were 196,776 and 229,198 at September 30, 1998 and 1997, respectively. Growth in on-net connections includes connections that are attributable to migration of off-net customers.

Data revenues increased $47,495 to $47,520 for the nine months ended September 30, 1998 from $25 for the nine months ended September 30, 1997 primarily due to the acquisitions of Erols and UltraNet in February 1998. At September 30, 1998, the Company had 470,466 off-net data connections and 3,661 advanced fiber data connections.

Commercial and other revenues increased $11,194, or 85.7% to $24,258 for the nine months ended Septmeber 30, 1998 from $13,064 for the nine months ended September 30, 1997. The increase was due to an increase in average commercial main access lines of approximately 9,400 over the same period in 1997, compounded by an increase in revenue per main access line. The increase in commercial main access lines contributed approximately $3,000 to the increase while the increase in revenue per main access line contributed approximately $3,100. Additionally contributing approximately $5,000 to the increase in commercial and other revenues was higher wholesale long distance revenue from CTSI.

Costs and Expenses Excluding Depreciation and Amortization and Nonrecurring
---------------------------------------------------------------------------
Charges.
-------

Direct expenses increased $41,606, or 118.5% to $76,719 for the nine months ended September 30, 1998 from $35,113 for the nine months ended September 30, 1997. The increase was primarily due to costs associated with higher resold voice revenues. The resold voice increase represents increases in main access lines in New York City, Boston and Lehigh Valley, Pennsylvania with a view to extending the advanced fiber network and fully activating RCN's own telephone switches to service many of these customers, thereby allowing RCN to gain higher margins and additional revenue from originating and terminating access fees and to control the related services and service quality. Additionally, higher Internet access costs of approximately $14,500 associated with the increase in data revenues, primarily resulting from the acquisitions of Erols and UltraNet, contributed to the increase in direct expenses. Also contributing to the increase were higher commercial and other direct costs of approximately $3,100 associated with the increased wholesale revenue from CTSI and higher video programming costs of approximately $2,700 due to increased video connections, increased programming rates and new channel launches.

Operating, selling, general and administrative costs increased $71,106, or 126.8% to $127,176 for the nine months ended September 30, 1998 from $56,070 for the quarter ended September 30, 1997. Advertising costs increased approximately $17,000 for the nine months ended September 30, 1998. Costs associated with an extensive high visibility multi-media campaign primarily in New York City and Boston, which commenced in June 1997, increased approximately $8,600 over the comparable period in 1997. Internet service advertising expense resulting from the acquisition of Erols in February 1998 increased approximately $6,400. Expenses incurred to promote the commencement of telephony operations in the Lehigh Valley, Pennsylvania market increased approximately $900. The remaining increase in advertising costs was primarly due to costs incurred for various sales and promotional materials and event marketing. Customer service costs increased approximately $19,000, or 262.6% for the nine months ended September 30, 1998. Increases of approximately $8,000 primarily personnel related, were due to the expanded customer base resulting from the acquisition of Erols in February 1998. Other staff and temporary labor increases to support expanding operations in New York City, Boston and Lehigh Valley, Pennsylvania contributed approximately $5,100 to the increase. Higher telephone expense of approximately $850 to support higher call volumes related to expansion of the customer base, higher billing costs of approximately $3,700 for increased customers and higher facilities and supplies expense of approximately $500 for expanded staff principally comprise the remainder of the customer service cost increase. Technical expense increased approximately $8,200, or 59.5%, for the nine months ended September 30, 1998. Technical expense increases of approximately $4,700 were due to engineering and construction headcount and contract labor additions made to plan and execute network expansion and network operations control center monitoring. Resale telephony installation costs contributed approximately $1,300 to the increase. Rental expense primarily for materials and hub sites increased approximately $700. Technical expense increases associated with acquisitions in 1998 were approximately $2,500. The increase was partially offset by approximately $4,000 of technical costs capitalized as part of the cost basis of the communications network. Sales and marketing costs increased approximately $13,000, or 123.6%, for the nine months ended September 30, 1998. The increase resulted from additional staff, contract labor and related commissions and benefits, aggregating approximately $1,700, to cover the increase in marketable homes, to increase penetration in the Company's existing markets and to increase the number of services per customer. Telemarketing expense increased approximately $3,300 due to increased campaigns. Sales and marketing increases associated with acquisitions in 1998, primarily Erols, were approximately $5,300.

General and administrative expenses increased approximately $13,800, or 74.2%. Acquisitions in 1998 contributed approximately $5,200 to the increase. In addition, the Company accrued a contribution to the ESOP of approximately $2,200 during the third quarter of 1998. Higher bad debt expense of approximately $1,400 was associated with the $79,276 increase in sales. Higher gross receipts taxes and property taxes resulting from expansion of the communications network aggregated approximately $1,100.

Legal expense increased approximately $1,300 primarily as a result of the procurement of additional franchises and OVS agreements. Higher salaries and benefits of approximately $3,500 were due to staff additions, primarily to support the expansion, maintenance and upgrade of the Company's management information systems, new product development and integration of acquisitions.

The Company is in the process of developing information technology systems which will provide a sophisticated customer care infrastructure. The Company expects associated G&A charges to increase during the fourth quarter.

Depreciation and amortization
-----------------------------

Depreciation and amortization was $71,813 for the nine month period ending September 30, 1998 and $39,135 for the nine month period ending September 30, 1997. The increase of $32,678, or 83.5% was the result of both a higher depreciable basis of plant, resulting primarily from expansion of the Company's advanced fiber network, and amortization of intangible assets arising from the acquisitions of Erols and UltraNet in February 1998. The cost basis of property, plant and equipment on a pro forma total RCN basis at September 30, 1998 and 1997 was $533,250 and $273,960, respectively. Additionally, higher intangibles resulted from the payment of $15,000 on March 21, 1997 of contingent consideration applicable to the Company's original purchase of an 80.1% ownership interest in Freedom and from the payment of an additional $15,000 on March 21, 1997 to acquire the remaining 19.9% ownership in Freedom. The intangibles resulting from these payments were depreciable for the full nine months ended September 30, 1998 but only from the date of payment for the nine months ended September 30, 1997. The basis of intangible assets, on a pro forma total RCN basis, was $312,332 and $150,283 at September 30, 1998 and 1997, respectively.

Nonrecurring charge
-------------------

Associated with acquisitions occuring earlier this year, RCN calculated that approximately $36 million of the purchase price of Erol's and $16 million of the purchase price of Ultranet would qualify for immediate write-off as acquired in-process research & development. Since the time these calculations took place, the SEC has critically examined this issue, and in the case of challenges to accounting practices of two other public communications companies, substantial downward revisions were made to previous calculations of acquired in-process R&D.

The Company's previous calculation was conducted in accordance with all appropriate accounting procedures and interpretations, most significantly considering the tests of technological feasibility and alternative future use as applied to the acquired R&D projects. At present, the SEC accounting staff appears to be requiring consideration of additional factors for financial reports filed with the SEC, most importantly the percentage of completion of acquired projects, and appears to be embracing write-offs representing the value of that portion of the development effort completed at acquisition, rather than the discounted value of benefits from the entire acquired project.

At present, the Company is evaluating these new requirements and is examining the prior calculations to assess their potential impact upon the previously computed estimates of acquired in-process R&D. These calculations are incomplete but the Company estimates that if it is required to apply a downward revision in calculated in-process R&D it may be of a comparable magnitude to the publicly-disclosed adjustments for other communications companies discussed above. The Company's previous calculation could be reduced by up to approximately half.

Interest income
----------------

Interest income was $43,808 and $13,442 for the nine month periods ended September 30, 1998 and 1997, respectively. The increase of $30,366, or 225.9%, results from higher cash, temporary cash investments and short-term investments as compared to the same period in 1997. Cash, temporary cash investments and short-term investments, on a pro forma total RCN basis, were approximately $1,117,000 at September 30, 1998 and approximately $183,000 at September 30, 1997. Such increase primarily results from the debt and equity financings of the company as detailed in the discussion of interest income for the three months ended September 30, 1998.

Interest expense
----------------

For the nine months ended September 30, 1998, interest expense was $80,811 as compared to $10,460 for the nine months ended September 30, 1998. The increase resulted from the debt financings referred to above that were placed subsequent to the second quarter of 1997, offset by a reduction due to the prepayment in September 1997 of $131,250 of 9.65% Senior Secured Notes.

Other (expense) income
----------------------

Other (expense) income was ($1,978) and $229 for the nine months ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998, approximately $2,500 represents the write down of certain of the Company's information technology assets which the Company is in process of upgrading with higher capacity state of the art products in connection with an overall internal technology upgrade.

Income tax
----------

The Company's effective income tax rate was a benefit of 5.5% and 27.1% for the nine months ended September 30, 1998 and September 30, 1997, respectively. The primary reasons for the difference include the charge for in-process technology which is not deductible for tax purposes and for which a tax benefit was correspondingly not recorded. Additionally, during 1998, the tax effect of the Company's cumulative losses has exceeded the tax effect of accelerated deductions, primarily depreciation, which the Company has taken for federal income tax purposes. Except in unusual cases, generally accepted accounting principles do not permit the recognition of tax benefits of such excess losses in the financial statements. This accounting treatment does not impact the amount or expiration periods of actual NOL carryovers or cash flows for taxes.

Minority interest
-----------------

On a pro forma total RCN basis, for the nine months ended September 30, 1998, minority interest of $17,704 primarily represents the 49% interest of BECO in the loss of RCN-BECOCOM of $11,803 and the 50% interest of PCI in the loss of Starpower of $6,159. On a historical basis, Starpower is accounted for under the equity method. For the nine months ended September 30, 1997, minority interest primarily represents the 49% interest of BECO in the loss of RCN-BECOCOM of $3,139 and the 19.9% minority interest in the loss of Freedom of $966. The company purchased the remaining 19.9% ownership interest in Freedom on March 21, 1997.

Equity in loss of unconsolidated entities
-----------------------------------------

On a pro forma total RCN basis, equity in the loss of unconsolidated entities primarily represents the Company's share of the losses and amortization of excess cost over net assets of Megacable of $2,008 and $2,479 for the nine months ended September 30, 1998 and 1997, respectively. On a historical basis, for the nine months ended September 30, 1998, equity in the loss of unconsolidated entities also includes the Company's 50% interest in the loss of Starpower of $6,161.

Liquidity and capital resources
-------------------------------

The Company expects that it will require a substantial amount of capital to fund the network development and operations in its target markets (including markets in the Boston to Washington, D.C. corridor and new markets in the San Francisco to San Diego corridor), including funding the development of its advanced fiber optic networks, upgrading its hybrid fiber/coaxial plant and funding operating losses and debt service requirements. On June 4, 1998 RCN announced its intention to commence developing advanced fiber optic networks in selected high density markets outside of the Boston to Washington, D.C. corridor. The Company is targeting selected markets in the San Francisco to San Diego corridor which represent approximately 2% of the geography of the U.S. but account for approximately 12% of the U.S. telecommunications market based upon the number of telephone access lines. The Company expects that its initial west coast network will be developed in the San Francisco Bay Area, a market that benefits from high density, high per capita income and the highest Internet usage in the United States. RCN has obtained CLEC status in California, has obtained an OVS certification from the FCC for the City of San Francisco and surrounding Counties and has held initial meetings with several municipalities in the San Francisco Bay Area to discuss network deployment. The Company also expects its expansion to include selected markets in or near Southern California, Las Vegas and Phoenix. As is the case in its existing markets, the Company intends to focus on high density markets with favorable demographics, and to apply a subscriber-driven investment strategy, in developing new markets. The Company believes that its experience in the Northeast will provide it with a key strategic advantage. Subject to obtaining requisite regulatory approvals, the Company expects to commence initial network construction in the San Francisco Bay Area in 1999. The Company currently estimates that its capital expenditure requirements for the period from January 1, 1998 through 1999 will be approximately $850 million, which represents capital expenditures (including connection costs which will only be incurred as the Company obtains revenue-generating customer connections) of approximately $300 million in 1998 and approximately $550 million in 1999. Additional funds will be required to fund operating losses during the period. As a result of more rapid deployment of its fiber optic network, the Erols and UltraNet acquisitions, and the anticipated development of new markets outside the Boston to Washington, D.C. corridor, certain aspects of the Company's capital expenditure program are being accelerated. To build out its target markets on an efficient basis, the Company undertakes a subscriber-driven capital expenditure strategy whereby it (i) closely monitors development of its subscriber base in order to direct network deployment in each target market, and (ii) seeks to establish a customer base in advance of or concurrently with its network deployment. For example, the Company offers Internet and resale telephone services on an interim basis to customers located near its advanced fiber optic networks. Depending upon factors such as subscriber density, proximity to the advanced fiber optic network and development costs and the degree of success achieved in its initial markets, the Company will determine whether extending its advanced fiber optic network to additional high density target markets can be achieved on an attractive economic basis. In addition to its own capital requirements, the Company's joint venture partners are each expected to contribute approximately $150,000 in capital to the joint ventures in connection with development of the Boston and Washington, D.C. markets from September 1997 through 2000, of which approximately $89,500 has been contributed.

The Company expects to have sufficient liquidity to meet its capital requirements through early 2000. The Company will continue to require additional capital for planned increases in network coverage and other capital expenditures, working capital, debt service requirements, and anticipated further operating losses. The actual timing and amount of capital required to roll out the Company's network and to fund operating losses may vary materially from the Company's estimates and additional funds will be required in the event of significant departures from the current business plan, unforeseen delays, cost overruns, engineering design changes and other technological risks or other unanticipated expenses. Due to its subscriber-driven investment strategy, should the Company encounter a successful rollout in its initial markets, and/or decide to enter new markets, the Company may accelerate the rollout and/or extend the reach of its network; such acceleration could increase the Company's capital requirements. The proposed development of new networks in selected markets in the western United States will substantially increase the Company's capital requirements. The Company's initial network development plan for expansion into its target market markets in the western United States will require funding of approximately $250 million (including operating losses) through the year 2000; however, the actual timing and amount of capital required may vary materially from the Company's initial estimates. Conversely, should the Company be less successful than anticipated, the operating losses associated with the installed network may be higher than anticipated. The Company presently intends to judge the success of its initial rollout in deciding whether to undertake additional capital expenditures to rollout the network to additional areas. Since the Company anticipates that, if it is successful, it will continue to extend its network coverage into additional areas within and potentially beyond the Boston to Washington, D.C. corridor, it expects to continue to experience losses and negative cash flow on an aggregate basis for an extended period of time.

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

In October 1997, the Company raised $575,000 in gross proceeds from an offering of two tranches of debt securities. The offering was comprised of $225,000 principal amount of 10% Senior Notes and $601,045 principal amount at maturity of 11 1/8% Senior Discount Notes, both due in 2007. The proceeds include $61,000 of restricted cash to be used to fund the Escrow Account to pay interest on the 10% Senior Notes for three years. In February 1998, the Company raised $350,587 in gross proceeds from an offering of $567,000 principal amount at maturity of 9.80% Senior Discount Notes, due in 2008. In June 1998, the Company raised $149,999 in gross proceeds from an offering of $256,755 principal amount at maturity of 11% Senior Discount Notes, due 2008. Also in June 1998, the Company raised 113,305 in net proceeds from an offering of 6,098,355 shares of the Company's Common Stock. The preceding Indentures all contain similar provisions. The Chase Manhattan Bank acts as Trustee for each of the Indentures. All the aforementioned Notes are general senior unsecured obligations of RCN. The 9.80% Senior Discount Notes will mature on February 15, 2008. The 9.80% Senior Discount Notes will not bear cash interest prior to February 15, 2003. Thereafter, cash interest on the notes will accrue at 9.8% per annum and will be payable semi-annually in arrears on February 15 and August 15 of each year, commencing February 15, 2003. The 10% and 11 1/8% Notes (the "1997 Notes") will mature on October 15, 2007. Interest on the 10% Senior Notes is payable in cash at a rate of 10% per annum semi-annually in arrears on each April 15 and October 15, commencing April 15, 1998. The 11 1/8% Senior Discount Notes will not bear cash interest prior to

October 15, 2002. Thereafter, cash interest on the notes will accrue at a rate of 11 1/8% per annum and will be payable semi-annually in arrears on April 15 and October 15 of each year, commencing April 15, 2002. The 11% Senior Discount Notes will not bear cash interest prior to January 1, 2003. Thereafter, cash interest on the notes will accrue at a rate of 11% per annum and will be payable semi-annually in arrears on January 1 and July 1 of each year, commencing July 1, 2003.

The 9.80% Senior Discount Notes are redeemable, in whole or in part, at any time on or after February 15, 2003 at the option of RCN. The 9.80% Senior Discount Notes may be redeemed at redemption prices starting at 104.900% of the principal amount at maturity and declining to 100% of the principal amount at maturity, plus any accrued and unpaid interest. The 1997 Notes are redeemable, in whole or in part, at any time on or after October 15, 2002 at the option of RCN. The 10% Senior Notes may be redeemed at redemption prices starting at 105% of the principal amount and declining to 100% of the principal amount, plus any accrued and unpaid interest. The 11 1/8% Senior Discount Notes may be redeemed at redemption prices starting at 105.562% of the principal amount at maturity and declining to 100% of the principal amount at maturity, plus any accrued and unpaid interest. The 11% Senior Discount Notes will be redeemable, in whole or in part, at any time on or after July 1, 2003 at the option of RCN. The 11% Senior Discount Notes may be redeemed at redemption prices starting at 105.5% of the principal amount at maturity and declining to 100% of the principal amount at maturity, plus accrued and unpaid interest.

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

RCN Cable and certain of its subsidiaries ("Borrowers") have in place secured credit facilities comprised of a five-year revolving credit facility in the amount of $25,000 (the "Revolving Credit Facility") and an eight-year term credit facility in the amount of $100,000 (the "Term Credit Facility"), both of which facilities are governed by a single credit agreement dated as of July 1, 1997 (the "Credit Agreement"). As of September 30, 1998, $100,000 of the Term Credit Facility was outstanding. The term loan must be repaid over six years in quarterly installments, at the end of September, December, March and June of each year from September 30, 1999 through June 30, 2005. As of September 30, 1998, $5,000 principal was outstanding under the Revolving Credit Facility. Revolving loans may be repaid and reborrowed from time to time. All borrowings under the Credit Agreement will be pari passu and will be secured under a common collateral package.

The interest rate on the Credit Agreement is, at the election of the Borrowers, based on either a LIBOR or a Base Rate option (each as defined in the Credit Agreement). In the case of LIBOR option, the interest rate includes a spread that varies, based on RCN Cable's Leverage Ratio (defined as the ratio of Total Debt at the last day of the most recently ended fiscal quarter to Operating Cash Flow for the four fiscal quarters then ended), from 50 basis points to 125 basis points. In the case of the Revolving Credit Facility, a fee of 20 basis points on the unused revolving commitment accrues and is payable quarterly in arrears.

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

The Company has indebtedness that is substantial in relation to its shareholders' equity and cash flow. At September 30, 1998 the Company has an aggregate of approximately $1,249,000 of indebtedness outstanding, and the ability to borrow up to an additional $20,000 under the Credit Agreement.

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

On a historical basis, for the nine months ended September 30, 1998, the Company's net cash provided by operating activities was $28,046 comprised primarily of a net loss of $(169,607) adjusted by non-cash depreciation and amortization of $57,199, other non-cash items totaling $99,050 (primarily includes the write-off of acquired research and development and accretion of Senior Discount Notes), and working capital changes of $44,420. Net cash used in investing activities of $(478,013) consisted primarily of purchase of short-term investments of $387,804, additions to property, plant and equipment of $175,657, an investment in an unconsolidated joint venture of $12,500 and acquisitions of $46,244 (primarily the acquisitions of Interport Communications Corp., Lancit Media Entertainment, Ltd., Erols, UltraNet and JavaNet), partially offset by sales and maturities of short-term investments of $135,463. Net cash provided by financing activities of $666,874 consisted primarily of the issuance of long-term debt of $502,587, the issuance of Common Stock of 112,836, a decrease in restricted cash of $11,125 and contributions from a minority interest partner of $53,998, partially offset by payments made for debt financing costs of $9,851.

Impact of the Year 2000 Issue

State of Readiness
------------------

The Company has certain information technology systems and non-information technology systems which are subject to Year 2000 exposures and require remediation. The Company has established a Year 2000 Program Office which is being staffed with a team of Year 2000 personnel who are being hired to address, on a full-time and ongoing basis, the Year 2000 issue. This group is led by a full-time Year 2000 director and reports in the organization, on a daily basis, directly to the Chief Information Officer and, on a periodic basis, to a Year 2000 Steering Committee comprised of the Chairman, President, Chief Financial Officer, Chief Administrative Officer, Chief Information Officer and General Counsel of the Company. The Program Office personnel will work with subject matter experts consisting of current employees from various disciplines across the Company to specifically identify these systems and implement a plan for remediation. This plan (the Year 2000 Compliance Program) includes a 5 step process of remediation as follows: inventory, planning, assessment, repair and integration. Based upon its process of prioritization, the Company is in different stages of this Project for its various systems.

For business reasons unrelated to Year 2000 issues, the Company is replacing its financial, billing, operational support, and customer services systems. The replacement systems will be Year 2000 compliant at installation.

The financial system replacement involves converting the current suite of systems to a state of the art Oracle system. The Oracle system went into production use on November 1st.

The replacement of the billing, operational support and customer service systems is in process and includes substantial risk. To manage this risk, the Company is assuming that the replacement systems will not be available before the Year 2000. To insure business continuity, the Company is renovating the current billing, operational support and customer service systems as a contingency strategy.

The Company's switches and head-ends are also critical systems and are either currently Year 2000 compliant or are expected to be Year 2000 compliant with the next vendor software upgrade.

The Company expects all renovations to all IT systems, to be completed by May 31, 1999, with thorough integration testing to be completed by June 30, 1999.

The Company is currently in the process of obtaining an inventory of any non-IT systems which must be remediated.

The Company recognizes the importance of communication with third parties to determine their plans for becoming Year 2000 compliant. The Company believes it has approximately 300 critical vendors and is sending surveys regarding the Year 2000 remediation to those vendors. The Company intends to vigorously pursue the timely receipt of relevant information from these vendors. The Company will assess its remediation plans based on those responses.

No other IT projects have been deferred due to the Year 2000 remediation efforts.

Cost
----

Based upon its current assessment, the total cost associated with the Company's Year 2000 Compliance Program is not expected to be material to the Company's results of operations or financial position. The estimated total cost of the Company's Year 2000 Compliance Program is approximately $3,600. This is comprised of approximately $1,600 for salaries, facilities and consulting services; approximately $1,000 for program code remediation; approximately $500 for equipment replacement and approximately $500 for testing. Approximately $250 has been incurred through September 30, 1998.

The cost of converting to the Oracle financial system is not included in the above estimate. Similarly the cost for replacing systems which had been planned, and for which the timeline for replacement was not accelerated due to Year 2000 issues, have not been included.

Risks and Contingencies
-----------------------

The Company does not believe it is exposed to significant Year 2000 risk with respect to its critical systems, other than would be caused by substantial deviation from the plans and time frames set forth above in particular with respect to our ability to bill customers, track collections of receivables and provision new orders. The Company is currently in the process of identifying its other systems requiring remediation and intends to apply its five step process as outlined above to these systems based on each system's priority in operations.

The Company is not currently able to assess the most significant risk associated with vendor non-compliance.

                          Part II - OTHER INFORMATION
                          ---------------------------


Item 1.   Legal Proceedings

The information required under Item 1 of Part II is included in Note 5 to the financial statements set forth in Part I hereof and is specifically incorporated herein by referenced thereto.

Item 2.   Changes in Securities

On February 20, 1998, RCN issued 1,730,648 shares of RCN Common Stock to certain shareholders of Erols Internet, Inc. ("Erols") in connection with the merger of Erols with and into a wholly-owned subsidiary of RCN. On February 27, 1998, RCN issued 890,384 shares of RCN Common Stock to certain shareholders of UltraNet Communications, Inc. ("UltraNet") in connection with the merger of UltraNet with and into a wholly-owned subsidiary of RCN. On June 12, 1998 RCN issued 396,442 shares of RCN Common Stock to certain shareholders of Interport in connection with the merger of Interport with and into a wholly-owned subsidiary of RCN. On July 23, 1998, RCN issued 568,887 shares of RCN Common Stock to certain shareholders of JavaNet in connection with the merger of JavaNet, Inc. with and into a wholly-owned subsidiary of RCN. These four issuances were made pursuant to the exemption from registration under Section 4(2) of the Securities Act on the basis that each transaction involved the issuance of securities in a transaction not involving a public offering.

Item 6.   Exhibits and Reports on Form 8-K

          (a.)  Exhibits

                (27-27.1)  Financial Data Schedules

          (b.)  Reports on Form 8-K

                No reports on Form 8-k were filed during the third quarter of 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             RCN Corporation
Date:  November 16, 1998


                                             /s/ Bruce C. Godfrey
                                             ------------------------
                                             Bruce C. Godfrey
                                             Executive Vice President and
                                             Chief Financial Officer