Form 10-K405
period 1998-12-31
RCN CORP /DE/
filed 1999-03-31
CIK 1041858

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1998

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

                                X  Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Number of shares of the Registrant's Stock ($1.00 par value) outstanding at February 28, 1999

                           66,317,796   Common Stock

Aggregate market value of Registrant's voting stock held by non-affiliates at February 28, 1999 computed by reference to closing price as reported by NASDAQ for Common Stock ($24.00 per share)

                          $952,243,824  Common Stock

                      Documents Incorporated by Reference

1. Proxy Statement for 1999 Annual Meeting of Shareholders is incorporated by reference into Part I and Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

Overview

         We are building high-speed, high-capacity advanced fiber optic networks in selected markets with high levels of population density. Our current services include local and long distance telephone, video programming and data services, including high speed Internet access. Our strategy is to become the leading single-source provider of voice, video and data services to residential customers in each of our markets by offering individual or bundled service options, superior customer service and competitive prices. We are also constructing our networks with significant excess capacity in order to accommodate expanded services in the future. We intend to expand the services provided to our customers through strategic alliances and opportunistic development of complementary products. In addition, we will use the excess capacity in our fiber optic networks to provide services to commercial customers located on or near our networks. As a result of recent acquisitions and internal growth, we are a leading regional Internet service provider in the Boston to Washington, D.C. corridor. Our Internet businesses have recently been integrated under the brand name "RCN.com."

         Our initial advanced fiber optic networks have been established in selected markets in the Boston to Washington, D.C. corridor, including New York City, and the San Francisco Bay area. We are typically building the first true local network to compete with the aging infrastructure of the incumbent service providers in our markets. In the Boston market we operate our advanced fiber optic network through a joint venture with Boston Edison Company. We own and manage 51% of the venture and it is accounted for on a consolidated basis. In the Washington, D.C. market, we are developing an advanced fiber optic network through a joint venture named Starpower with Pepco Communications, L.L.C., an indirect wholly-owned subsidiary of Potomac Electric Power Company. We own 50% of Starpower and Pepco Communications owns 50% and it is accounted for under the equity method of accounting. We believe that these joint ventures provide us with a number of important advantages. For example, we are able to access rights of way of our joint venture partners and use their existing fiber optic facilities. This allows us to enter our target markets quickly and efficiently and to reduce our up-front costs of developing our networks. In addition, our joint venture partners provide us with additional assets, equity capital and established customer bases. We also benefit from our relationship with our largest shareholder, Level 3 Communications, Inc., and from the experience gained by certain of our key employees who participated in the operation and development of other telephone, cable television and business ventures, including MFS Communications Company, Inc.

         Because we deliver a variety of services, we report the total number of our various service connections purchased for local telephone, video programming and Internet access rather than the number of customers. For example, a single customer who purchases local telephone, video programming and Internet access counts as three connections. Since we view long distance as a complementary product we do not currently include customers of our long distance service as connections. See "Connections." As of December 31, 1998, we had approximately 855,000 connections which were delivered through a variety of our owned and leased facilities including hybrid fiber/coaxial cable systems, a wireless video system and advanced fiber optic networks. As of that date, we had approximately 123,000 total connections attributable to customers connected to advanced fiber optic networks ("on-net" connections) and had approximately 732,000 connections attributable to customers served through other facilities ("off-net" connections). Approximately 370,000 of our 497,000 Internet service connections resulted from subscriber bases acquired through acquisitions in 1998 during 1998. See "--Recent Acquisition Transactions."

         We have extensive operating experience in both the telephone and video industries and in the design and development of telecommunications facilities. Our experience provides us with expertise in systems operation and development, and gives us an established infrastructure for customer service and billing for both voice and video services and established relationships with suppliers of equipment and video programming. In addition, our management team and board of directors benefit from experience gained when they managed C-TEC, which prior to September 30, 1997 owned and operated our company.
C-TEC has over 100 years of experience in the telephone business and nearly 25 years of experience in the cable television business. Both C-TEC and certain members of management also have extensive experience in the design and development of advanced telecommunications facilities.

         We seek to exploit competitive opportunities in selected markets where population density, favorable demographics and the aging infrastructure of the incumbent service providers' network facilities combine to create a particularly attractive opportunity to develop advanced fiber optic networks. We continue to construct network facilities within the Boston to Washington, D.C. corridor. We believe that our experience in the Northeast will provide us with a key strategic advantage as we enter markets in the San Francisco to San Diego corridor.

West Coast Expansion

         We recently began to develop advanced fiber optic networks in selected high density markets outside of the Boston to Washington, D.C. corridor. Our initial west coast network is being developed in the San Francisco Bay Area, which is densely populated and has high per capita income and the highest per capita Internet usage in the United States. We have received competitive local exchange carrier ("CLEC") status in California. We have also obtained an "open video system" ("OVS") certification from the Federal Communications Commission for the City of San Francisco and surrounding counties and have begun to develop our network in the San Francisco Bay Area. We expect to expand into selected markets in or near Southern California. As is the case in our existing markets, we intend to focus on high density markets with favorable demographics, and to apply a subscriber-driven investment strategy. We expect to begin offering services in the San Francisco Bay Area in late 1999.

Business Strategy

         Our goal is to become the leading provider of communications services to residential customers in our target markets by pursuing the following key strategies:

         Exploit the "Last Mile" Bottleneck in Existing Local Networks:
Existing local networks are typically low capacity, single service facilities without the bandwidth for multiple or new services and revenue streams. Investment in the local network or "last mile" has not generally kept pace with other industry and technological advances. In our target markets, we seek to be the first operator of an advanced fiber optic network offering advanced communications services to residential customers.

         Continue Construction of Advanced Fiber Optic Networks: Our advanced fiber optic networks are designed with sufficient capacity to meet the growing demand for high speed, high capacity, voice, video and data services. Our networks also have a significant amount of excess capacity at relatively low incremental cost which will be available for the introduction of new products. We believe that our high capacity advanced fiber optic networks provide us with certain competitive advantages such as the ability to offer bundled services and the opportunity to recover the cost of our network through multiple revenue streams. In addition, our networks generally provide superior signal quality and network reliability relative to the typical networks of the incumbent service providers.

         Leverage our Network and Customer Base: We are able to leverage our network by delivering a broad range of communications products and by focusing on high density residential markets. This bandwidth capacity and home density allows us to maximize the revenue potential per mile of constructed network. We believe we can further exploit our network capacity and customer base by exploring opportunities to deliver new products and services in the future, including complementary commercial and wholesale products and services.

         Offer Bundled Voice, Video and Data Services with Quality
Customer Service: We offer our customers a single-source package of competitively priced voice, video and data services, individually or on a
bundled basis, with quality customer service.   By connecting customers to our
own network, we improve our operating economics and have complete control over our customers' experience with us. We believe that the combination of bundled communications services and quality customer care that we provide is superior to services that are typically available from most incumbent telephone, cable or other service providers.

         Continue to Use Strategic Alliances: We have been able to enter markets quickly and efficiently and to reduce the up-front capital investment required to deploy our networks by entering into strategic alliances with companies such as Boston Edison Company ("BECO"), Pepco Communications, Level 3, Qwest and MCI/WorldCom. By establishing relationships with these companies, we are able to take advantage of their existing extensive fiber optic networks and other assets, and our own existing cable television infrastructure, to expedite and reduce the cost of market entry and business development. We will continue to evaluate other strategic alliances in our existing markets and our developing markets.

Network Development and Financing Plan

         Because our network development plan involves relatively low fixed costs, we are able to schedule capital expenditures to meet expected subscriber growth in each major market. Our principal fixed costs in each such market are incurred in connection with the establishment of a video transmission and telephone switching facility. To make each market economically viable, it is then necessary to construct infrastructure to connect a minimum number of subscribers to the transmission and switching facility. We phase our market entry projects to ensure that we have sufficient cash on hand to Fund this construction.

         Based on our current growth plan, we expect that we will require a substantial amount of capital to expand the development of our network and operations into new areas within our larger target markets. We need capital to fund the construction of our advanced fiber optic networks, upgrade our hybrid fiber/coaxial plant and fund operating losses and repay our debts. We currently estimate that our capital requirements for the period from January 1, 1999 through 2000 will be approximately $1.8 billion, which include capital expenditures of approximately $700 million in 1999 and approximately $1 billion in 2000. These capital expenditures will be used principally to fund additional construction of our fiber optic network in high density areas in the Boston, New York City, Washington, D.C. and San Francisco Bay area markets as well as to expand into new markets (including selected markets in the western United States) and to develop our information technology systems. These estimates are forward-looking statements that may change if circumstances related to construction, timing of receipt of regulatory approvals and opportunities to accelerate the deployment of our networks do not occur as we expect. In addition to our own capital requirements, our joint venture partners are each expected to contribute approximately $275 million, of which approximately $120 million has been contributed, to the joint ventures through 2000 in connection with development of the Boston and Washington, D.C. markets.

         In order to facilitate growth beyond 2000, we expect to supplement our existing available credit facilities and operating cash flow by continuing to seek to raise additional capital to increase our network coverage and pay for other capital expenditures, working capital, debt service requirements and anticipated further operating losses. We may seek sources of funding from vendor financing, public offerings or private placements of equity and/or debt securities, and bank loans.

         In March 1999, we secured a $1 billion bank facility and a $250 million placement of convertible preferred securities (See Note 20).

RCN Services

         We provide a wide range of local and long distance telephone, video programming and data services, both individually and in bundled service options.

         We provide these services through a range of facilities including our advanced fiber optic networks in New York City, Boston and Washington D.C., a wireless video system in New York City, our hybrid fiber/coaxial cable systems in the states of New York (outside New York City), New Jersey and Pennsylvania. We also provide, on a limited basis, resale local and long distance telephony services.

         Connections. The following table summarizes the development of our subscriber base:

                                                                        As of
                                      --------------------------------------------------------------------------
                                      9/30/97      12/31/97      3/31/98      6/30/98      9/30/98      12/31/98
                                      -------      --------      -------      -------      -------      --------
On-Net Service Connections:
 Voice..........................        1,909         3,214        4,473       11,428       20,857        30,868
 Video..........................        4,870        11,784       15,599       35,196       58,324        86,349
 Data...........................          326           150          267        1,588        3,661         6,176
                                      -------       -------      -------      -------      -------       -------
Subtotal On-Net.................        7,105        15,148       20,339       48,212       82,842       123,393
                                      -------       -------      -------      -------      -------       -------
Off-Net:
 Voice..........................       10,953        24,900       40,447       49,052       58,093        65,022
 Video..........................      229,198       227,619      227,558      214,164      196,776       175,313
 Data...........................           --            --      370,271      398,560      470,466       491,633
                                      -------       -------      -------      -------      -------       -------
Subtotal Off-Net................      240,151       252,519      638,276      661,776      725,335       731,968
Total Service Connections.......      247,256       267,667      658,615      709,988      808,177       855,361
                                      =======       =======      =======      =======      =======       =======
Homes Passed....................       26,083        44,045       63,386      122,977      213,983       304,505
Marketable Homes................           --            --           --      111,187      181,353       270,406


         Because we deliver a variety of services to our customers, we account for our customer activity by the number of individual local telephone, video programming or Internet access services, or "connections", purchased. Consequently, a single customer purchasing local telephone, video programming and Internet access counts as three connections.

         We classify connections in the "Off-Net" category until the relevant facilities are capable of providing voice, video and data services, including local telephone service, through an RCN switch. During 1998, our Allentown, Pennsylvania system was upgraded to provide a full range of services, and the customers on that system were moved to the "On-Net" connections category.

         "Off-Net-Voice" figures in the table above represent resold local phone service provided to customers not connected to the advanced fiber optic networks.

         Our "Off-Net-Video" figures in the table above include approximately 31,000 wireless connections and wireline video connections serving the University of Delaware (4,000 connections at December 31, 1998).

         As of December 31, 1998 we had approximately 186,000 homes passed and approximately 140,000 basic subscribers connected to our hybrid fiber/coaxial cable system in New York, New Jersey and Lehigh Valley service areas.

         In areas served by our joint ventures in the Greater Boston and Washington, D.C. areas, the subscribers are customers of the relevant joint venture and are fully included in the connections reflected in the table above.

         As of September 30, 1998, we began to report marketable homes, which represents that segment of homes passed which are being marketed our entire line of advanced fiber optic network products. The distinction between homes passed and marketable homes recognizes our transition from constructing our network in initial markets to providing services to customers that have ordered our services.

         Set forth below is a brief description of our services:

         Voice. We offer full-featured local exchange telephone service, including standard dial tone access, enhanced 911 access, operator services and directory assistance. We compete with the incumbent local exchange providers and CLECs. In addition, we offer a wide range of value-added vertical services, including call forwarding, call waiting, conference calling, speed dial, calling card, 800-numbers and voice mail. We also provide Centrex service and associated features. Our local telephone rates are generally competitive with the rates charged by the incumbent providers. At December 31, 1998, we had approximately 30,900 telephone service connections on our advanced fiber optic networks and approximately 65,000 customers for resold telephone service. We also provide long distance telephone services, including outbound, inbound, calling card and operator services. These services are offered to residential and business customers.

         Video Services. We offer a diverse line-up of high quality basic, premium and pay-per-view video programming. Depending on the system, we offer from 61 to 147 channels. Our basic video programming package provides extensive channel selection featuring all major cable and broadcast networks. Our premium services include HBO, Cinemax, Showtime and The Movie Channel, as well as supplementary channels such as HBO 2, HBO 3 and Cinemax 2. StarCinema, available on our advanced fiber optic networks, uses the latest "impulse" technology allowing convenient impulse pay-per-view ordering of the latest hit movies and special events instantly from the customer's remote. "Music Choice" offers 30 different commercial-free music channels delivered to the customer's stereo in digital CD quality sound.

         As of December 31, 1998, we had approximately 86,350 subscribers for our video programming services provided over advanced fiber optic networks. As of such date, we also had approximately 34,900 connections attributable to the wireless video system and approximately 140,400 connections attributable to the hybrid fiber/coaxial cable systems.

         Internet Access and Data Transmission. We operate as an Internet service provider under the RCN.com brand name. We focus on serving individuals and businesses through a network of our-owned points of presence ("POPs") which are connected to our advanced fiber optic network. Our primary service offerings are 56K dial-up and high-speed cable modem access. We also sell commercially oriented private line point-to-point data transmission services such as DS-1 and OC-3 and a range of web page and server hosting services. Our subscribers use their RCN accounts to communicate, retrieve information, and publish information on the Internet. Following the recent acquisitions described below under "-- Recent Acquisition Transactions", we believe that we are the largest regional provider of Internet services in the Northeast United States. As of December 31, 1998, we had approximately 497,800 Internet subscribers.

Migration of Customers to Advanced Fiber Networks

         We provide wireless video services to customers located near our advanced fiber optic network in New York City and Internet services to acquired subscribers. We have also actively marketed resold telephone service in the past. Our goal is to extend our advanced fiber optic network to service many of those customers. As our advanced fiber optic network is extended into these areas or buildings, customers receiving wireless video service in New York City are switched to the advanced fiber optic network from the wireless video network. The wireless video equipment is then used to provide service to other customers in off-network premises. Similarly, as the advanced fiber optic network is developed, voice and data customers are switched to the advanced fiber optic network from resale accounts. The switch to our network allows us to gain additional revenue and higher margins from originating and terminating access fees and to control the related services and service quality.

Strategic Relationships and Facilities Agreements

         We have entered into a number of strategic alliances and relationships which allow us to enter into the telecommunications services market early and to reduce the cost of entry into our markets. We expect to continue to pursue potential opportunities from entering into strategic alliances to facilitate network expansion and entry into new markets.

         BECO Joint Venture

         In 1996 RCN and the Boston Edison Company ("BECO"), through wholly-owned subsidiaries, formed a joint venture to use 126 fiber miles of BECO's fiber optic network to deliver our comprehensive communications package in Greater Boston. A joint venture agreement provided for the organization and operation of RCN-BECOCOM, LLC, an unregulated entity with a term expiring in the year 2060. RCN-BECOCOM is a Massachusetts limited liability company organized to own and operate an advanced fiber optic telecommunications network and to provide, in the market in and around Boston, Massachusetts, voice, video and data services. At December 31, 1998 we owned 51% of the equity interest in RCN-BECOCOM and BECO owned the remaining 49% interest. This joint venture with BECO is reflected on our financial statements on a consolidated basis.

         Pursuant to an exchange agreement between BECO and RCN, BECO has the right, from time to time, to convert portions of its ownership interest in RCN-BECOCOM into shares of our common stock. In February 1999, BECO and the Company entered into an Exchange Agreement relative to BECO's exercise of its right to convert approximately one-half of its ownership interest in RCN-BECOCOM into RCN common stock. (Note 7). The transaction was valued as of January 20, 1998, the date on which BECO gave notice to us of its intent to convert this ownership interest. The Exchange Agreement provided for the conversion of such ownership interest into 1,107,539 shares of RCN common stock. In accordance with the terms of the Operating Agreement, BECO has continued to invest in RCN-BECOCOM as if retaining a 49% interest and will continue to do so as long as BECOCOM does not dispose of the Exchange Shares.

         We expect to benefit from our ability to use BECO's large fiber optic network, its focus on innovative technology, its sales and marketing expertise and its reach into the market. In the future, the venture may expand into energy management and property monitoring services. Starting in Boston, the joint venture partners have expanded into surrounding markets, including Arlington, Somerville and Newton. As a result of our access to the extensive BECO network, our reliance on and use of MFS/WorldCom facilities in Boston has been reduced significantly.

         Starpower Joint Venture

         In 1997, RCN Telecom Services, Inc., one of our subsidiaries, and Potomac Capital Investment Corporation ("PCI"), a wholly-owned subsidiary of Potomac Electric Power Company, formed a joint venture to own and operate a communications network to provide voice, video, data and other communications services to residential and commercial customers in the greater Washington, D.C., Virginia and Maryland area. Starpower is an unregulated limited liability company with a perpetual term. Starpower was formed to construct, own, lease, operate and market a network for the selling of voice, video, data and other telecommunications services to all potential commercial and residential customers in the Washington, D.C. market covered by the joint venture contract. We own 50% of the equity interest in Starpower and Pepco Communications owns the remaining 50% interest. Starpower is reflected on our financial statements under the equity method of accounting.

         Miscellaneous Facilities Agreements

         We have also entered into agreements which have helped us accelerate network development, including Fiber Agreements entered into with MFS/WorldCom. MFS/World Com owns or has the right to use certain fiber optic network facilities in the Boston, Massachusetts and New York City markets. Under the Fiber Agreements, MFS/WorldCom agreed to construct and provide extensions connecting the fiber optic facilities to buildings we designated. We are also able to use certain dedicated fibers in those facilities, except that we may not use the facilities to deliver telephone services to commercial customers.

         In February 1999, we announced that we have entered into joint construction agreements with Level 3. The agreements will allow us to deploy additional network in Boston and New York faster and at a lower cost. We also recently announced that we have entered into a letter of intent with Level 3 for Level 3 to provide us with cross-country capacity to allow our customers to connect to major Internet connection points in the United States. This gives us the ability to negotiate peering agreements that will allow the exchange of traffic as a Tier I operator.

         In June 1998, we entered into an agreement with Qwest
Communications for Qwest to provide us with capacity in its regional backbone of fiber lines to connect to our local networks from Boston to Washington, D.C.

Recent Acquisition Transactions

In February 1998, we acquired Erols Internet, Inc. ("Erols"). The total approximate consideration was $36.0 million in cash including out of pocket costs of approximately $1.4 million and the assumption and repayment of debt of approximately $5.1 million and RCN Common Stock with a fair value of approximately $45.0 million at the time of issuance. Additionally, the purchase price includes approximately $11.0 million representing the fair value of Erols stock options which were converted to RCN stock options in connection with the acquisition. The transaction was accounted for by the purchase method of accounting.

RCN contributed to Starpower approximately 60% of the subscribers and related unearned revenue acquired in the acquisition of Erols. (Note 7)

Goodwill and the value assigned to certain acquired current products and technologies, primarily residential dial-up and dedicated Internet access, and Internet advertising, aggregating approximately $35.0 million was recorded in connection with the acquisition of Erols and contribution to Starpower. These intangible assets are being amortized over approximately four years.

In February 1998, we acquired Ultranet Communications, Inc. ("Ultranet"). The total approximate consideration was $7.7 million in cash including cash payments aggregating approximately $.5 million to certain holders of Ultranet stock options and RCN Common Stock with a fair value of approximately $26.2 million at the time of issuance. Additionally, the purchase price includes approximately $1.9 million representing the fair value of UltraNet stock options which were converted to RCN stock options in connection with the acquisition. The transaction was accounted for by the purchase method of accounting.

RCN contributed to RCN-BECOCOM approximately 30% of the subscribers acquired in the acquisition of Ultranet.

Goodwill and the value assigned to certain acquired current products and technologies, primarily residential dial-up and dedicated Internet access, and Internet advertising, aggregating approximately $31.1 million was recorded in connection with the acquisition of UltraNet and contribution to RCN-BECOCOM. These intangible assets are being amortized over approximately four years.

In the allocation of purchase price associated with the acquisition of Erols and UltraNet, $13.2 and $5.1 million, respectively, was determined to represent acquired in-process research & development ("IPR&D"). Specifically, four projects were identified which qualified as IPR&D by definition of not having achieved technological feasibility and representing technology which at the point of acquisition offered no alternative use than the defined project.
The fair value of the IPR&D projects associated with these acquisitions is based upon a discounted cash flow analysis modified to represent only that portion of the project associated with completed research and development efforts at the date of acquisition. For both the Erols and the UltraNet acquisitions, RCN identified the R&D development projects to include -

  - Cable Modem Internet access for subscribers, consisting of projects to develop the hardware, systems and software to permit subscribers to be offered high-speed Internet access through direct cable connection. The remaining development effort is concerned with technical standards for this service and with the design and integration of this product into RCN's cable and fiber optic network. RCN management estimated that this project for both acquisitions was approximately 70% complete and that each had approximately $25.0 thousand of direct development expense remaining to be spent in 1998 and 1999, with planned revenues from this service expected to begin thereafter.

  -Internet Telephony, representing projects to develop the potential for dial-up telephone service through the Internet. This service area presented significant technical challenges as well as political, commercial and market challenges to be faced before service could be offered to subscribers. Since at the acquisition date neither hardware nor systems have been acquired or developed in support of this new product, a high degree of development activity remains. RCN management estimated that this project for both acquisitions was only approximately 20% complete and that the remaining development cost at the date of acquisition was approximately $1 million in 1998, $2 million in 1999 and $5 million in 2000 with revenues from this service expected to begin thereafter.

  - E-Commerce Systems, consisted of our efforts to develop a suitable system that would permit subscribers to conduct commercial activities over the Internet. Following evaluation of commercially-available packages, none were capable of meeting subscriber needs and development of the suitable system was undertaken. RCN management estimated that the project for both acquisitions was approximately 90% complete and that each had about $25 thousand of development expense remaining to be spent in 1998 with revenues from this service expected to begin thereafter.

  -High-speed shared office Internet access, representing a blending of fiber optic and Internet networking technologies, was under development as a package to be offered to commercial clients. While the technical challenges were still being addressed at the acquisition date, there was no certainty that this system would result in a competitive product offering in the market. The management of RCN estimated that the project for both acquisitions was approximately 75% complete and that each had less that $25 thousand of development expense remaining to be spent in 1998 with revenues from this service expected to begin thereafter.

Relative to the qualification of these projects as IPR&D projects under the meaning within Statement of Financial Accounting Standards No. 2
("SFAS 2"), each represented at the date of acquisition a development project associated with new and uncertain technology that was incomplete and had not reached technical feasibility. Further, the technology under development in each of these areas was not seen to present opportunities for alternative future use should the contemplated development project fail to achieve completion. In each of the above projects, the uncertainty associated with each, in the absence of a successful product introduction, may result in the possible abandonment of the project and the loss of both invested development funds and the profit contributions that such projects were expected to bring to the business as a whole.

In June 1998, RCN acquired Interport Communications Corp. ("Interport"). The total approximate consideration for the transaction was $1.3 million in cash and RCN Common Stock with a fair value of approximately $8.5 million at the time of issuance. The transaction was accounted for by the purchase method of accounting. Approximately $7.2 million has been allocated to goodwill. Such goodwill is being amortized over approximately four years.

In June 1998, we also acquired Lancit Media Entertainment, Ltd. ("Lancit"), a producer of high quality children's programming. The total approximate consideration for the transaction was $.4 million in cash and RCN Common Stock with a fair value of approximately $7.4 million at the time of issuance. The transaction was accounted for by the purchase method of accounting. Approximately $9.5 million has been allocated to goodwill. Such goodwill is being amortized over approximately five years.

In July 1998, we acquired Javanet, Inc. ("Javanet"). The total approximate consideration for the transaction was $3.7 million in cash and RCN Common Stock with a fair value of approximately $13.4 million at the time of issuance. The transaction was accounted for by the purchase method of accounting. Approximately $14.8 million has been allocated to goodwill. Such goodwill is being amortized over approximately three years.

International

         We own a 40.0% interest in Megacable, the second largest cable television provider in Mexico. Megacable owns 22 wireline cable systems in Mexico, principally on the Pacific and Gulf coasts and including Guadalajara, the second largest city in Mexico, Hermosillo, the largest city in the state of Sonora and Veracruz, the largest city in the state of Veracruz. At December 31, 1998, their wireline systems passed approximately 733,500 homes and served approximately 222,300 subscribers. Megacable had revenues of $37.5 million and $30.4 million for the years ended December 31, 1998 and 1997, respectively.

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

Competition

         Overview
         --------

         We compete with a wide range of service providers for each of our services. Virtually all markets for voice and video services are extremely competitive, and we expect that competition will intensify in the future. We face significant competition in each of the markets in which we offer voice and video programming services. Our competitors are often larger, better-financed incumbent local telephone carriers and cable companies with better access to capital resources, and many have historically dominated their local telephone and cable television markets. These incumbents presently have numerous advantages as a result of their historic monopolistic control of their respective markets, economies of scale and scope and control of limited conduit and pole space. They also have well-established customer and vendor relationships. However, we believe that most existing and potential competitors will, at least initially, offer narrower services over limited delivery platforms compared to the wide range of voice, video and data services that we provide over our fiber-based networks. This gives us an opportunity to achieve important market penetration.

         We compete with the incumbent Local Exchange Carriers ("LECs") for the provision of local telephone services, as well as with alternative service providers including CLECs. Cable operators are also entering the local exchange market in some locations. Other sources of competitive local and long distance telephone services include: Commercial mobile radio services providers, including cellular carriers (such as Bell Atlantic Mobile Services); personal communications services carriers such as Sprint PCS; and enhanced specialized mobile radio services providers (such as NexTel).

         We face, and expect to continue to face, significant competition for long distance telephone services from the inter-exchange carriers ("IXCs"), including AT&T, Sprint and MCI WorldCom, which account for the majority of all U.S. long distance revenue. The major long distance service providers benefit from established market share and from established trade names through nationwide advertising. However, we regard our long-distance service as a complementary service rather than a principal source of revenue. Certain IXCs, including AT&T, MCI WorldCom and Sprint, have also announced their intention to offer local services in major U.S. markets using their existing infrastructure in combination with resale of incumbent LEC service, lease of unbundled local loops or other providers' services. Internet-based telephony, a potential competitor for low cost telephone service, is also developing and the Company is also pursuing this technology.

         All of our video services face competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment. Other sources include off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive online computer services and home video products, including videotape cassette recorders. Alternative video distribution technologies include traditional cable networks, wireless local video distribution technologies, and home satellite dish ("HSD") earth stations. Home satellite systems enable individual households to receive many of the satellite-delivered program services formerly available only to cable subscribers. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act") contains provisions, which the FCC has implemented with regulations, to enhance the ability of cable competitors to purchase and make available to HSD owners certain satellite-delivered cable programming at competitive costs. We face additional competition from private satellite master antenna television ("SMATV") systems that serve condominiums, apartment and office complexes and private residential developments. The FCC and Congress have adopted policies providing a more favorable operating environment for new and existing technologies that compete, or may compete, with our various video distribution systems. These technologies include, among others, Direct Broadcast Satellite ("DBS") service whereby signals are transmitted by satellite to receiving facilities located on customer premises. We expect that our video programming services will face growing competition from current and new DBS service providers. The FCC has recently determined that DBS is the fastest-growing competitor to franchised cable operations. We also compete with wireless program distribution services such as Multi-Channel Multi-Point Distribution Service which use low-power microwave frequencies to transmit video programming over-the-air to subscribers.

         The Internet access market is extremely competitive and highly fragmented. Competition in this market is expected to intensify. Our current and prospective competitors include established online services; local, regional and national ISPs; national and international telecommunications companies including Regional Bell Operating Companies ("RBOCs") such as Bell Atlantic; and affiliates of incumbent cable providers. Increased competition may create downward pressure on the pricing of and margins from Internet access services.

         Other new technologies, including Internet-based services, may compete with services that we can offer. Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. Thus, we cannot predict the effect that ongoing or future developments might have on the voice, video and data industries or on our operations or Financial Condition.

         We believe that among the existing competitors, the incumbent
LECs, incumbent cable providers and the CLECs are most of our competitors in the delivery of "last mile" connections for voice and video services.

         Video and Voice Services
         ------------------------

         Incumbent LECs

         In each of our target markets for advanced fiber optic networks, we face, and expect to continue to face, significant competition from the incumbent LECs. The incumbent LECs include Bell Atlantic in the Northeast Corridor, and Pacific Bell in California, both of which currently dominate their local telephone markets. We compete with the incumbent LECs in our markets for local exchange services on the basis of product offerings, including the ability to offer bundled voice and video service, reliability, state-of-the-art technology and superior customer service, as well as price. We believe that our advanced fiber optic networks provide superior technology for delivering high-speed, high-capacity voice, video and data services compared to the incumbent LECs' primarily copper wire based networks. However, the incumbent LECs have long-standing relationships with their customers.
They have also begun to expand the amount of fiber facilities in their networks, to offer broadband digital transmission services and retail Internet access, and to prepare to re-enter the long distance telephone service market. The pending merger between Bell Atlantic and GTE Corporation may enhance the combined entity's ability to compete with us in the Northeast corridor markets. The pending merger between SBC and Ameritech may also increase competitive pressures in the Northeast corridor if SBC, which already owns a Connecticut incumbent LEC and several wireless franchises in this region, continues to pursue a nationwide strategy.

         Under the Telecommunications Act of 1996 (the "1996 Act"), and ensuing federal and state regulatory initiatives, barriers to local exchange competition are being slowly removed. The introduction of such competition, however, also establishes the predicate for the RBOCs, such as Bell Atlantic, to provide in-region interexchange long distance services. The RBOCs are currently allowed to offer "incidental" long distance service in-region and to offer out-of-region long distance service. Once the RBOCs are allowed to offer in-region long distance services, they will also be in a position to offer single source local and long distance service similar to what we offer and proposed by the three largest IXCs: AT&T, MCI WorldCom and Sprint. We expect that the increased competition made possible by regulatory reform will result in certain pricing and margin pressures in the telecommunications services business.

         We have sought, and will continue to seek, to provide a full range of local voice services which compete with incumbent LECs in our service areas. We expect that competition for local telephone services will be based primarily on quality, capacity and reliability of network facilities, customer service, response to customer needs, service features and price, and will not be based on any proprietary technology. Our new advanced fiber optic networks, employ dual backbone architecture and state-of-the-art technology therefore, we may have capital cost and service quality advantages over some of the networks of the incumbent LECs. We may also have a competitive advantage because we are able to deliver a bundled voice and video service.

         The 1996 Act permits the incumbent LECs and others, with which we compete, to provide a wide variety of video services directly to subscribers, which we compete with. Various LECs currently are providing video services within and outside their telephone service areas through a variety of distribution methods, including both the deployment of broadband wire facilities and the use of wireless transmission facilities. We cannot predict the likelihood of success of video service ventures by LECs or the impact such competitive ventures may have on us. Some LECs, including Bell Atlantic, also offer Internet access services that compete with RCN.com services.

         Incumbent Cable Television Service Providers

         Certain of our video service businesses compete with incumbent wireline cable companies in their respective service areas. In particular, our advanced fiber optic networks compete for cable subscribers with the major wireline cable operators in our markets, such as Time-Warner Cable in New York City and Cablevision in Boston and TCI in Washington, D.C. Our wireless video service in New York City competes primarily with Time-Warner Cable. We believe that the expanded capacity and fiber-to-node architecture of our advanced fiber optic networks make then better equipped to provide high-capacity communications services than traditional coaxial cable based networks using "tree and branch" architecture. Our Lehigh Valley, Pennsylvania hybrid fiber/coaxial cable television system competes with an alternate service provider, Service Electric, which also holds a franchise for the relevant service area.

         Cable television systems generally operate pursuant to franchises granted on a non-exclusive basis, and the 1992 Act prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to operate cable systems. Therefore, well-financed businesses from outside the cable industry, such as the public utilities that own certain of the conduits or poles which carry cable, may become competitors for franchises or providers of competing services. Telephone companies or others may also enter the video distribution market by becoming open video service operators as we have done in several markets, pursuant to Section 653 of the Communications Act. No local franchise is required for the provision of such service. See "Regulation of video services" below.

         CLECs and Other Competitors

         We also face, and expect to continue to face, competition from other potential competitors in certain of our geographic markets. Other CLECs, such as subsidiaries of AT&T and MCI WorldCom, compete for local telephone services, although they have to date focused primarily on the market for commercial customers rather than residential customers. In addition, potential competitors capable of offering private line and special access services also include other smaller long distance carriers, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end-users, including Winstar, Dualstar and New Vision. However, we believe that, at least initially, we are relatively unique in our markets in offering bundled voice, video and data services primarily to customers in residential areas over our own advanced fiber optic network.

         Internet Services
         -----------------

         The Internet access market is extremely competitive and highly fragmented. No significant barriers to entry exist, and accordingly competition in this market is expected to intensify. Our current and prospective competitors include many large companies with substantially greater market presence and financial and other resources. RCN.com competes directly or indirectly with:

               o established online services, such as America Online, the
                 Microsoft Network and Prodigy;

               o local, regional, and national ISPs such as PSINet, EarthLink,
                 Mindspring and Rocky Mountain Internet;

               o the Internet services of national and international
                 telecommunications companies, such as AT&T, GTE, MCI WorldCom and Cable & Wireless;

               o Internet access offered by RBOCs such as Bell Atlantic; and

               o online services offered by incumbent cable providers, such as
                 At Home and Roadrunner.

         Bell Atlantic has recently asked the FCC to authorize it to build a regional high-speed network, which would serve as an Internet backbone, and to exempt this network from pricing and other regulatory restrictions. The network would span the states from Maine to Virginia. The acquisition of Internet access competition is likely to increase as large diversified telecommunications and media companies acquire ISPs and as ISPs consolidate into larger, more competitive companies. For example, AT&T has completed the acquisition of TCI's cable television networks, which gives it a significant ownership interest in At Home, an ISP. Diversified competitors may bundle other services and products with Internet connectivity services, potentially placing us at a competitive disadvantage. In addition, competitors may create downward pressure on the pricing of and margins from Internet access services. Competition could also impact our ability to participate in transit agreements and peering arrangements, which could in turn adversely effect the speed of service that we can provide to our customers.

         Other new technologies may become competitive with our services. A provider of Limited Multi Distribution Systems ("LMDS") recently began offering wireless Internet and video programming services in New York City and has announced plans to offer telephone service in the future. Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. In addition, a continuing trend toward business combinations and alliances in the telecommunications industry may also create significant new competitors. We cannot predict whether competition from developing and future technologies or from future competitors will have a material impact on our operations or financial condition.

Regulation

         Our telephone and video programming transmission services are subject to federal, state and local government regulation. The 1996 Act introduced widespread changes in the regulation of the communications industry, including the local telephone, long distance telephone, data services, and television entertainment segments. The 1996 Act was intended to promote competition and decrease regulation of these segments of the industry. The law delegates to both the FCC and the states broad regulatory and administrative authority to implement the 1996 Act.

         Telecommunications Act of 1996

         The 1996 Act eliminates many of the pre-existing legal barriers to competition in the telephone and video programming communications businesses. The Act also preempts many of the state barriers to local telephone service competition that previously existed in state and local laws and regulations and sets basic standards for relationships between telecommunications providers.

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

         Regulations promulgated by the FCC under the 1996 Act require
LECs to open their telephone networks to competition by providing competitors interconnection, access to unbundled network elements and retail services at wholesale rates. As a result of these changes, companies such as ours are now able to interconnect with the incumbent LECs in order to provide local exchange services. Numerous parties appealed certain aspects of these regulations, and implementation of several provisions of the rules was delayed while the courts considered these appeals. On January 25, 1999, the Supreme Court issued an opinion confirming the FCC's authority to issue regulations implementing the pricing and other provisions of the 1996 Act and reinstating most of the challenged rules. However, the Supreme Court vacated a key FCC rule identifying the network elements that incumbent LECs are required to unbundle. This decision will likely require the FCC to conduct additional proceedings to determine new unbundling standards. The outcome of such proceedings cannot be predicted. Also, while the Supreme Court confirmed that the FCC has authority to issue rules implementing the 1996 Act, particular rules still may be challenged in future court proceedings. Future regulatory proceedings and court appeals may create delay and uncertainty in effectuating the interconnection and local competition provisions of the 1996 Act. While the courts were reviewing the FCC rules, we had entered into interconnection agreements with Bell Atlantic covering all of our target market area that are generally consistent with the FCC guidelines. Those agreements remain in effect, although some are subject to termination on or after July 1, 1999. We cannot assure you, however, that we will be able to obtain or enforce future interconnection agreements, or obtain renewal of existing agreements, on acceptable terms.

         The 1996 Act establishes certain conditions before RBOCs are allowed to offer interLATA long distance service to customers within their local service regions. These conditions include 14 "checklist" requirements designed to open the RBOC networks to competitors. To date, no RBOC has received FCC authorization to provide in-region long distance service, but it is likely that several RBOCs will seek authorization in 1999. Bell Atlantic is likely to seek authorization for New York and possibly other states in its region. If an RBOC is authorized to provide in-region long distance service in one or more states, the RBOC may be able to offer "one-stop shopping" services that compete with our service offerings. See "Business-Competition". In addition, the RBOC will lose the incentive it now has to rapidly implement the interconnection provisions of the 1996 Act in order to obtain in-region authority, although the RBOC will still be subject to a legal obligation to comply with those provisions.

         The 1996 Act also makes far-reaching changes in the regulation of video programming transmission services. These include changes to the regulations applicable to video operators, the elimination of restrictions on telephone company entry into the video business, and the establishment of a new OVS regulatory structure for telephone companies and others. Under the 1996 Act and implementing rules adopted by the FCC, local telephone companies, including both incumbent LECs such as Bell Atlantic, and CLECs such as RCN, may provide service as traditional cable television operators subject to municipal cable television franchises, or they may choose to provide their programming over non- franchised open video systems subject to certain conditions. The ability to provide OVS service without having obtained a local franchise, however, has been called into question by a recent decision. See Regulation of Video Services, below. The conditions include making available a portion of their channel capacity for use by unaffiliated program distributors and satisfying certain other requirements, including providing capacity for public, educational and government channels, and paying a gross receipts fee equal to the franchise fee paid by the incumbent cable television operator. We are one of the first CLECs to provide television programming over an advanced fiber optic network under the OVS regulations implemented by the FCC under the 1996 Act. As discussed below, we are currently providing OVS service in the City of Boston, in the City of New York and in a number of communities surrounding Boston. We are also negotiating, in the District of Columbia, similar agreements in Northern New Jersey, Philadelphia and surrounding communities, and San Francisco and surrounding communities. Starpower is negotiating similar OVS agreements and local franchises in communities surrounding Washington D.C.

         Regulation of Voice Services

         Our voice business is subject to regulation by the FCC at the federal level for interstate telephone services (i.e., those that originate in one state and terminate in a different state). State regulatory commissions have jurisdiction over intrastate communications (i.e., those that originate and terminate in the same state).

         State Regulation of Intrastate Local and Long Distance
Telephone Services. Our intrastate telephone services are regulated by the public service commissions or comparable agencies of the various states in which we offer these services. Our subsidiaries or affiliates have received authority to offer intrastate telephone services, including local exchange service, in California, Delaware, the District of Columbia, Maryland, Massachusetts, Nevada, New Jersey, New York, Pennsylvania, Rhode Island, Vermont and Virginia. We have applied for authority to offer these services in Arizona, Connecticut, Maine and New Hampshire. Starpower has separately obtained similar authority in Maryland, Virginia and the District of Columbia. Our resale and interconnection agreements have been approved, pursuant to
Section 252 of the Communications Act, by state regulatory commissions in Arizona, Delaware, the District of Columbia, Maine, Maryland, Massachusetts, New York, New Jersey, New Hampshire, Pennsylvania, Rhode Island, Vermont and Virginia.

         RCN Long Distance Company is authorized to offer intrastate long distance services in 48 states nationwide. RCN Long Distance Company is permitted to resell intrastate long distance services both to other carriers, including our local operating subsidiaries and Starpower for resale to their end user subscribers, and to our own end user customers.

               FCC Regulation of Interstate and International Telephone Services. Through several of our subsidiaries, including RCN Long Distance Company, we may provide domestic interstate telephone services nationwide under tariffs on file at the FCC. We have been authorized by the FCC under Section 214 of the 1996 Act to offer worldwide international services as well.

               Local Regulation of Telephone Services. Municipalities also regulate limited aspects of our voice business by, for example, imposing various zoning requirements. In some instances, they require telecommunications licenses, franchise agreements and/or installation permits for access to local streets and rights-of-way. In New York City, for example, we will be required to obtain a telephone franchise in order to provide voice services using our advanced fiber optic network facilities located in the streets of New York City, although services may be provided over certain leased or resold facilities while we wait to receive a franchise.

               Regulation of Video Services

              Open Video Systems. At various times between February 1997 and July 1998, our subsidiaries and affiliates have been certified by the FCC to operate OVS networks in New York City, Boston, Washington, Philadelphia and San Francisco, and communities surrounding each of these cities, and in the Northern New Jersey area. Initiation of OVS services is subject to completion of an open enrollment period for non- affiliated video programmers to seek capacity on the systems and after negotiation of certain agreements with local governments. The initial open enrollment period for each of these systems has expired, except for the Northern New Jersey system, where the open enrollment period has not yet begun. We executed an agreement with the City of Boston on June 2, 1997, and initiated OVS service in the City on that day. Under our agreement with the City of Boston, we will be required to pay a fee to the City equal to 5% of video revenues. We have entered into similar OVS agreements or are in the process of negotiating agreements with certain other Boston-area municipalities, either to offer OVS services or franchised cable television services. We entered into an agreement with the City of New York on December 29, 1997 and have initiated OVS service in the Borough of Manhattan. RCN also provides video distribution service in Manhattan and a portion of the Bronx using microwave facilities and antennas located at multiple dwelling units. On July 10, 1998, we supplemented our agreement with the City of New York to include all five boroughs. On October 26, 1998, Starpower entered into an agreement with the District of Columbia and initiated OVS service in the District in the last quarter of 1998. Starpower has entered into similar agreements or is in the process of negotiating agreements with numerous suburban communities near Washington, D.C., to offer either OVS services or franchised cable television services.

               In areas where we offer video programming services as an OVS operator, we are required to make any "open capacity" on the system available to unaffiliated video program providers ("VPPs"). The commission's rules permit us to retain up to one-third of system capacity for our own (or affiliate's) use. Under the OVS regulations, during initial open enrollment period we must offer at least two-thirds of our capacity to unaffiliated parties, if demand for such capacity exists during the open enrollment period. In certain areas, at the request of local officials, we are in discussions to explore the feasibility of obtaining a cable franchise instead of an OVS agreement. We will consider providing RCN video service under franchise agreements rather than OVS certification, if franchise agreements are preferred by the local authorities and can be obtained on acceptable terms and conditions. We will consider the relative benefits of OVS certification versus local franchise agreements, including the possible imposition build out requirements, before making any decisions.

               The U.S. Court of Appeals for the Fifth Circuit has recently released a decision approving some portions of the FCC's OVS rules but striking down other portions. Although a number of the Court's rulings are favorable to OVS operators, others could have an adverse impact on our OVS operations and planning. The Court's most significant decision was to strike down the FCC's rule preempting local authority to franchise OVS operators. The FCC's rules had set forth a relatively simple procedure at the FCC for rapid certification of each OVS system on a regional basis and permitted local authorities to regulate OVS only as to rights-of-way administration and in other minor respects. One of the principal advantages of OVS as structured by Congress and by the FCC was to eliminate the time, expense, and uncertainty generally required to secure a local franchise. The Court's action allowing local governments to require area-by-area franchising may significantly reduce the advantage of OVS operation as compared with traditional franchising and delay achieving agreements with local governments. We believe the Court's decision is erroneous in its application of law and have sought reconsideration by the full court. The FCC, which is the respondent before the Fifth Circuit, has also sought reconsideration. In the event the court denies reconsideration, it is not clear how the FCC will modify its OVS policy and rules to take account of the Court's specific rulings. The U.S. Courts of Appeal do not routinely grant requests to reconsider their rulings and when they do a significant period of time is generally required for the consideration of such requests. However, in many instances RCN, at the insistence of local authorities, has been negotiating franchise agreements and agreeing to provisions in OVS right-of-way agreements which to some extent erode the differences between the two modes of operation. Accordingly, while the ruling is disadvantageous to us, we expect to continue to expand our video service offerings.

               The FCC's rules require OVS operators to make their facilities available to video program providers on a non-discriminatory basis, with certain exceptions. One exception is that competing in-region cable operators are not entitled to become video program providers on an OVS except in certain limited circumstances. The incumbent cable operator in Boston, Cablevision of Boston, Inc., sought an order from the FCC compelling us to provide it with certain data on our Boston OVS system and declaring Cablevision an eligible video programming provider on our system. The FCC's Cable Services Bureau denied its request and that denial has become final. Time Warner Cable Co., which operates franchised cable systems in many suburban Boston communities included within our OVS certification, also sought an order compelling us to release certain OVS system data and to declare it eligible for carriage on our system. Unlike Cablevision, Time Warner is not competing with any RCN-provided OVS service and restricted its request to communities where it is not the franchised cable operator. Time Warner also petitioned the FCC to impose fines or cancel our OVS authority. The Cable Services Bureau partially granted the data request and partially denied it but found too little evidence to justify further exploration of our good faith in acquiring OVS authority. We have sought partial reconsideration of the Bureau's order, which is currently pending. Time Warner filed a similar complaint against us in New York City where we compete with it for video distribution business in Manhattan. Time Warner asked for system data concerning parts of New York City in which it does not hold a franchise for cable service. The FCC's Cable Services Bureau partially granted Time Warner's complaint, and partially denied it, relying on its prior decision in the Time Warner complaint in the Boston area. We have sought partial reconsideration of that decision and Time Warner has asked the full commission to review that portion of the Cable Bureau's decision which denied certain of Time Warner's data requests.

               Two additional cable company complaints have been filed against Starpower, seeking data and a determination of eligibility for carriage on the metropolitan Washington OVS system. As in the prior complaints, they challenge our status as an OVS operator and seek to revoke our OVS authority. These complaints were filed by Media General Cable of Fairfax, Inc., which operates franchised cable service within the projected service area of Starpower's OVS system, and Media General Cable of Fredericksburg, Inc. which is an affiliate of Media General Cable of Fairfax, Inc. and operates a cable system beyond Starpower's service area. Both claimed to be seeking system data for areas in which they do not provide franchised service. Starpower declined to provide system data to Media General of Fairfax on the ground that, as an in-region competitive cable company, it was not entitled to the data or to be carried on the system. The request of Media General of Fredericksburg was denied on the ground that, as an affiliate of Media General of Fairfax, it was not entitled under FCC rules to the requested data or to be carried on the system.
Starpower responded to both Media General Complaints on December 14, 1998.
Media General has also sought to initiate discovery against Starpower. The cable services bureau has not yet acted on the Media General complaints.

               Cable industry representatives have opposed or commented adversely on two other RCN OVS initiatives. In respect to our application for OVS authority in the San Francisco area, the California Cable Television Association filed an opposition, alleging that we were misusing the OVS rules to compete unfairly against franchised cable operators. The Pennsylvania Cable & Telecommunications Association filed comments on our OVS application for OVS authority in the Philadelphia region, making similar allegations but not formally opposing the application. The Cable Services Bureau granted both of our applications, indicating that our applications were consistent with the rules and that the opposing parties had not provided sufficient evidence to justify initiating any regulatory action against us. There is language in each of these Cable Bureau determinations involving our implementation of the OVS concept which leave open the possibility for adverse parties to challenge our status as an OVS operator. We believe that we are operating in strict conformity with all applicable provisions of the law and will continue to defend our OVS roll-outs against what we believe are anti-competitive requests for data or carriage by competing in-region cable operators. However, we cannot assure you that the FCC will resolve the pending OVS complaints in our favor. If the FCC were to grant any such complaints and as a result we were obliged to share system data with our local competitors, we would be forced to reassess the desirability of continuing to operate in certain markets as an OVS operator as compared with seeking traditional cable franchises. We do not believe that abandoning our OVS certifications under such circumstances would materially adversely affect our video distribution activities.

               As in the case of traditional franchised cable systems, OVS operators must in virtually all locations have access to public rights-of-way for their distribution plant. In a number of jurisdictions local authorities have attempted to impose rights-of-way fees on us which we believe are in violation of federal law. A number of FCC and judicial decisions have addressed the issues posed by the imposition of rights-of-way fees on CLECs and on video distributors. To date the state of the law is uncertain and may remain so for some time. The obligation to pay local rights-of-way fees which are excessive or discriminatory could have adverse effects on our business activities. See "Legal Proceeding" below. The incumbent cable operator in Boston, MA, Cablevision of Boston, Inc., recently filed suit in U.S. District Court in Boston against the City of Boston, RCN-BECOCOM, RCN, BECOCOM and others, alleging that the City had followed a discriminatory policy in administering access to public rights-of-way for the installation and use of underground conduit and that the private defendants had participated in an effort to unlawfully construct and use underground conduit. Cablevision claimed that the defendants were in violation of the 1996 Act and Massachusetts state law, and sought a preliminary injunction. RCN and the other defendants denied participating in any unlawful activity. The Court has denied the preliminary injunction and issued a written memorandum of decision expressing some doubts about the underlying merits of Cablevision's claims. On March 15, 1999 the district judge stayed the litigation pending the outcome of Cablevision's appeal. There can be no assurance that Cablevision will not further pursue the litigation nor that if it does so the outcome will be favorable to the Company. Cablevision filed an appeal of the District Court's ruling with the First Circuit Court of Appeals on February 26, 1999. Oral argument on the appeal will be scheduled for June 1999. Cablevision has filed an Amended Complaint in the District Court, but the District Court has stayed that proceeding until the First Circuit Court rules on the appeal. We cannot assure you that Cablevision will not further pursue the litigation nor that if it does so the outcome will be favorable to us.

               Access issues have also arisen in a proceeding before the Massachusetts Department of Telecommunications and Energy (the "MDTE"). In 1997, the MDTE opened an investigation into Boston Edison Company's compliance with a MDTE order in 1993 that permitted Boston Edison to invest up to $45 million in its unregulated subsidiary Boston Edison Technology Group for three limited purposes. RCN-BECOCOM intervened in the current proceeding, as did Cablevision Systems Corporation and the New England Cable Television Association, Inc., along with others. Hearings began in December 1998 and are still proceeding. The intervenors, in particular, Cablevision have advocated that if the MDTE finds that Boston Edison's investment in RCN-BECOCOM violated the 1993 Order, then Boston Edison should be forced to divest itself of its interest in RCN-BECOCOM, that RCN-BECOCOM should be subject to the same terms and conditions as other cable television providers who seek to attach their facilities to Boston Edison facilities, and that installed RCN-BECOCOM cables and fiber-optic facilities should be relocated. Boston Edison is vigorously defending the propriety of its compliance with the MDTE's 1993 Order, and its investment in RCN-BECOCOM. RCN cannot assure you that the MDTE will not determine that Boston Edison violated the MDTE's 1993 Order nor can RCN assure you as to the nature of any remedy that the MDTE may determine to be appropriate including those proposed remedies which are equitable in nature. RCN is participating in the proceeding and plans to take such action as it deems appropriate to protect its rights.

               Prior to our certification as an OVS provider, we offered limited video programming services using the Video DialTone Transport ("VDT") services offered by MFS/WorldCom in Manhattan and the City of Boston. In February 1997, the FCC held that MFS/WorldCom's facilities did not qualify as video dialtone facilities entitled to an extension of time to comply with the newly adopted OVS rules. Nonetheless, the FCC did not direct MFS/WorldCom and RCN to cease video programming distribution operations over the MFS/WorldCom platform. One of the incumbent cable television companies in New York City has filed a complaint with the New York Public Service Commission challenging the former, pre-OVS, operations of RCN and WorldCom under the VDT framework, which remains pending before that commission.

               Wireless Video Services. Our 18 GHz wireless video services in New York City are distributed using microwave facilities provided by Bartholdi Cable under temporary authorizations issued to Bartholdi Cable by the FCC. Bartholdi Cable has agreed to provide us with transmission services until we have either converted the wireless video subscribers to our advanced fiber optic network facilities or have obtained FCC authority to provide services under our own wireless radio licenses. In addition, Bartholdi Cable has agreed to transfer to us the transmission equipment on demand. Bartholdi Cable's obligation to provide transmission services is subject to Bartholdi Cable having licenses from the FCC to provide these services. The qualifications of Bartholdi Cable to hold certain of the licenses needed to provide transmission services to us are at issue in an FCC proceeding in which an initial decision was released on March 6, 1998. In the initial decision, the Administrative Law Judge found Bartholdi Cable unqualified with respect to 15 such licenses. The Administrative Law Judge declared that the initial decision would become effective 50 days after its release unless Bartholdi Cable filed exceptions to the initial decision within 30 days of its release or the FCC elected to review the case on its own motion. Bartholdi Cable filed exceptions to the initial decision on April 7, 1998. Because of the uncertainty as to Bartholdi Cable's right in the future to offer transmission services to us, we filed our own license applications at the FCC for all of the microwave transmission paths which are currently being used by Bartholdi Cable to provide us with transmission services. In light of the increased uncertainties resulting from the initial decision in the FCC proceeding, we expect now actively to pursue our license applications. While we expect to receive authorizations to transmit over these microwave paths, we cannot assure you that we will be able to offer wireless video services under our own FCC licenses or that the FCC's investigation will be resolved favorably. Our failure to obtain these licenses or resolve these proceedings would materially adversely affect our wireless video operations in New York City.

               We cannot assure you that we will be able to obtain or retain all necessary authorizations needed to construct advanced fiber optic network facilities, to convert our wireless video subscribers to an advanced fiber optic network or to offer wireless video services under our own FCC licenses.

               Hybrid Fiber/Coaxial Cable. Our hybrid fiber/coaxial cable systems are subject to regulation under the 1992 Act. The 1992 Act regulate rates for cable services in communities that are not subject to "effective competition," certain programming requirements, and broadcast signal carriage requirements that allow local commercial television broadcast stations to require a cable system to carry the station. Local commercial television broadcast stations may elect once every three years to require a cable system to carry the station ("must-carry"), subject to certain exceptions, or to withhold consent and negotiate the terms of carriage ("retransmission consent"). A cable system generally is required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether under the mandatory carriage or retransmission consent requirements of the 1992 Act. Local non-commercial television stations are also given mandatory carriage rights. The FCC recently issued rules establishing standards for digital television ("DTV"). The FCC's rules require television stations to simulcast their existing television signals ("NTSC") and DTV signals for a period of years. During this simulcast period, it is unclear whether must-carry rules will apply to DTV signals. The FCC has initiated a rule making proceeding seeking comment on the carriage of broadcast DTV signals by cable and OVS operators during the transitional period to full digital broadcasting. The FCC's proceeding addresses the need for the digital systems to be compatible, seeks comment on possible changes to the mandatory carriage rules, and explores the impact carriage of DTV signals may have on other FCC rules. The cable industry has generally opposed many of the FCC's proposals, on the grounds that they constitute excessively burdensome obligations on the industry. The Communications Act permits franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. Cable systems with 36 or more channels must designate a portion of their channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator.

               On September 8, 1997, we were notified by the FCC that it had ruled that certain of our upper levels of service for our New Jersey systems were regulated levels of service and that our rates for these levels of service exceeded the rates allowed by the FCC rate regulation rules. Since that time, RCN and the FCC have negotiated a settlement under which the FCC finds that our upper levels of service for our New Jersey and certain New York systems are "New Product Tiers". Our rates for 1997 and prior years for those systems are approved, except that we will give a $5.00 per subscriber refund to all subscribers in our New Jersey systems and a refund of $3.30 per subscriber in certain of our New York systems. The settlement has been subject to public comment and is now awaiting final approval by the FCC. We do not believe that the ultimate resolution of this matter, whether the settlement is finally approved or not, will have a material impact on our results of operations or financial condition.

               Because a cable communications system uses local streets and rights-of-way, such cable systems are generally subject to state and local regulation, typically imposed through the franchising process. The terms and conditions of state or local government franchises vary materially from jurisdiction to jurisdiction. Generally, they contain provisions governing cable service rates, franchise fees, franchise term, system construction and maintenance obligations, customer service standards, franchise renewal, sale or transfer of the franchise, territory of the franchisee and use and occupancy of public streets and types of cable services provided. Local franchising authorities may award one or more franchises within their jurisdictions and prohibit non-grandfathered cable systems from operating without a franchise. The Communications Act also provides that in granting or renewing franchises, local authorities may establish requirements for cable-related facilities and equipment, but not for video programming or information services other than in broad categories. The Communications Act limits franchise fees to 5% of revenues derived from cable operations and permits the cable operator to seek modification of franchise requirements through the franchise authority or by judicial action if changed circumstances warrant.

               Our ability to provide franchised cable television services depends largely on our ability to obtain and renew our franchise agreements from local government authorities on generally acceptable terms. We currently have 91 franchise agreements relating to the hybrid fiber/coaxial cable systems in New York (outside New York City), New Jersey and Pennsylvania.
These franchises typically contain many conditions, such as time limitations on commencement and completion of construction, conditions of service, including the number of channels, the provision of free service to schools and certain other public institutions, and the maintenance of insurance and indemnity bonds. These franchises provide for the payment of fees to the issuing authorities and generally range from 3% to 5% of revenues. The duration of these outstanding franchises presently varies up to the year 2011. To date, all of our cable franchises have been renewed or extended, generally at or before their stated expirations and on acceptable terms. Approximately 39 of our hybrid fiber/coaxial cable systems' franchises are due for renewal within the next three years. We cannot assure you that we will be able to renew our franchises on acceptable terms. No one franchise accounts for more than 4% of our total revenue. Our five largest franchises account for approximately 11% of our total revenue.

               The hybrid fiber/coaxial cable systems are also subject to certain service quality standards and other obligations imposed by the FCC and, where effective competition has not been demonstrated to exist, to rate regulation by the FCC as well. Our cable television system in Pennsylvania has been operating in a competitive cable environment for almost 30 years, with approximately 80% of the homes passed having access to an alternate cable operator, Service Electric Cable TV. As a result, our Pennsylvania cable system is exempt from many FCC cable television regulations, including rate regulation. Our other cable television systems in New York State and New Jersey currently remain subject to FCC rate regulation. As required by the 1996 Act, however, all cable programming services will be deregulated if effective competition is shown to exist in the franchise area, or by March 31, 1999, whichever date is sooner. There has been widespread discussion in Congress about possible legislation to keep cable rate regulation in effect longer. We cannot assure you that legislation will not be adopted. We anticipate that the remaining provisions of the 1992 Act that do not relate to rate regulation, including provisions relating to retransmission consent and customer service standards, will remain in place and may reduce the future operating margins of our hybrid fiber/coaxial cable television businesses as video programming competition develops in our cable television service markets.

               The FCC is required to regulate the rates, terms and conditions imposed by public utilities for cable systems' use of utility pole and conduit space unless state authorities can demonstrate that they adequately regulate pole attachment rates. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. In some cases, utility companies have increased pole attachment fees for cable systems that have installed fiber optic cables and that are using these cables for the distribution of non-video services. The FCC concluded that, in the absence of state regulation, it can determine whether utility companies have justified their demand for additional rental fees and that the Communications Act does not permit disparate rates based on the type of service provided over the equipment attached to the utility's pole. The 1996 Act and the FCC's implementing regulations modify the current pole attachment provisions of the Communications Act. It immediately permits certain providers of telecommunications services to rely upon the protections of the current law and require that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way, controlled by the utility. The FCC has recently adopted new regulations to govern the charges for pole attachments used by companies providing telecommunications services, including cable operators. These new pole attachment rate regulations will become effective five years after enactment of the 1996 Act, and any increase in attachment rates resulting from the FCC's new regulations will be phased in equal annual increments over a period of five years beginning on the effective date of the new FCC regulations. The ultimate outcome of these rulemakings and the ultimate impact of any revised FCC rate formula or of any new pole attachment rate regulations on us or our businesses cannot be determined at this time.

               The 1992 Act, the 1996 Act and FCC regulations preclude any cable operator or satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors. These programmers are required to sell their programming to other multichannel video distributors. These provisions limit the ability of program suppliers affiliated with cable companies or with common carriers providing satellite delivered video programming directly to their subscribers to offer exclusive programming arrangements to their affiliates. Except in limited circumstances, however, these statutory and regulatory limitations do not apply to programming which is distributed other than by satellite. We are experiencing difficulty in securing access to certain local sports programming in the New York City market, which we consider important to successful competition in that market. The Communications Act also includes provisions concerning horizontal and vertical ownership of cable systems, customer service, subscriber privacy, marketing practices, equal employment opportunity, obscene or indecent programming, regulation of technical standards and equipment compatibility.

               In addition to the FCC regulations previously discussed, there are other FCC regulations covering areas such as:

               o  equal employment opportunity;

               o  syndicated program exclusivity;

               o  network program non-duplication;

               o  registration of cable systems;

               o  maintenance of various records and public inspection files;

               o  microwave frequency usage;

               o  lockbox availability;

               o  sponsorship identification;

               o  antenna structure notification;

               o  tower marking and lighting;

               o  carriage of local sports broadcast programming;

               o  application of rules governing political broadcasts;

               o limitations on advertising contained in non-broadcast children's programming;

               o  consumer protection and customer service;

               o ownership and access to cable home wiring and home wiring in multiple dwelling units;

               o  indecent programming;

               o  programmer access to cable systems;

               o  programming agreements;

               o  technical standards; and

               o consumer electronics equipment compatibility and closed captioning.

               The FCC has the authority to enforce its regulations through imposing substantial fines, issuing cease and desist orders and/or imposing other administrative sanctions, such as revoking FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. We have difficulty gaining access to the video distribution wiring in certain multiple dwelling units in the City of Boston in which Cablevision is the incumbent provider of video services. In some buildings the management will not permit us to install our own distribution wiring and Cablevision has not been willing to permit us to use the existing wiring on some equitable basis when we wish to initiate service to an individual unit previously served by Cablevision. We have sought a ruling from the FCC's Cable Services Bureau that existing FCC inside wiring rules require Cablevision to cooperate with us to make such wiring available to it. The matter is currently pending before the FCC's Cable Services Bureau staff.

               Other bills and administrative proposals pertaining to cable television have previously been introduced in Congress or considered by other governmental bodies over the past several years. There will likely be legislative proposals in the future by Congress and other governmental bodies relating to the regulation of communications services.

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

               Other Regulatory Issues. The data services business, including Internet access, is largely unregulated at this time apart from federal, state, and local laws and regulations applicable to businesses in general. However, we cannot assure you that this business will not become subject to regulatory restraints. Some federal, state, local and foreign governmental organizations are considering a number of legislative and regulatory proposals with respect to Internet user privacy, infringement, pricing, quality of products and services and intellectual property ownership. We are also unsure how existing laws will be applied to the Internet in areas such as property ownership, copyright, trademark, trade secret, obscenity and defamation. Additionally, some jurisdictions have sought to impose taxes and other burdens on providers of data services, and to regulate content provided via the Internet and other information services. We expect that proposals of this nature will continue to be debated in Congress and state legislatures in the future. In addition, although the FCC has on several occasions rejected proposals to impose additional costs on providers of Internet access service and other data services for the use of local exchange telephone network facilities for access to their customers, the FCC or Congress may consider similar proposals in the future. The adoption of new laws or the adaptation of existing laws to the Internet may decrease the growth in the use of the Internet, which could in turn have a material adverse effect on our Internet business.

               We have interconnection agreements with Bell Atlantic and other incumbent local exchange carriers that entitle us to collect reciprocal compensation payments from them for local telephone calls that terminate on our facilities. We make similar payments for outbound local calls we deliver to the incumbent local exchange carriers. However, ILECs around the country have been contesting whether the obligation to pay reciprocal compensation to CLECs should apply to local telephone calls from an ILEC's customers to Internet service providers served by CLECs. The ILECs claim that this traffic is interstate in nature and therefore should be exempt from compensation arrangements applicable to local, intrastate calls. CLECs have contended that the interconnection agreements provide no exception for local calls to Internet service providers and reciprocal compensation is therefore applicable. Currently, over 25 state commissions and several federal and state courts have ruled that reciprocal compensation arrangements do apply to calls to Internet service providers, and no jurisdiction has ruled to the contrary. In the regions we are focusing on, the California, Massachusetts, New York, Pennsylvania, Maryland and Virginia public utility commissions have issued such orders. Certain of these are subject to appeal. Additional disputes over the appropriate treatment of ISP traffic are pending in other states. On February 26, 1999, the FCC released a Declaratory Ruling determining that ISP traffic is interstate for jurisdictional purposes, but that its current rules neither require nor prohibit the payment of reciprocal compensation for such calls. In the absence of a federal rule, the FCC determined that state commissions have authority to interpret and enforce the reciprocal compensation provisions of existing interconnection agreements, and to determine the appropriate treatment of ISP traffic in arbitrating new agreements. The FCC also requested comment on alternative federal rules to govern compensation for such calls in the future. In response to the FCC ruling, some RBOCs have asked state commissions to reopen previous decisions requiring the payment of reciprocal compensation on ISP calls. We are opposing such efforts in Maryland, Massachusetts, and New York. The Company anticipates that Internet service providers will be among its target customers, and adverse decisions in state proceedings could limit its ability to service this group of customers profitably.

               In order to develop our networks, we must obtain local franchises and other permits, as well as building access agreements and rights to use underground conduit and pole space, private easements and other rights-of-way and fiber capacity from entities such as incumbent local exchange carriers and other utilities, railroads, long distance companies, state highway authorities, local governments and transit authorities. We cannot assure you that we will be able to maintain our existing franchises, permits and rights or to obtain and maintain the other franchises, permits, building access agreements and rights needed to implement our business plan on acceptable terms. Although we do not believe that any of the existing arrangements will be canceled or will not be renewed as needed in the near future, certain cancellation or non-renewal of these arrangements could materially adversely affect our business. In addition, our failure to enter into and maintain any such required arrangements for a particular network, including a network which is already under development, may affect our ability to acquire or develop that network.

               We have summarized present and proposed federal, state, and local regulations and legislation affecting the telephone, video programming and data service industries. This summary is not complete. Other existing federal regulations, copyright licensing, and, in many jurisdictions, state and local franchise requirements, are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the operations of communications companies. The ultimate outcome of these proceedings, and the ultimate impact of the 1996 Act or any final regulations adopted under the new law on us or our businesses cannot be determined at this time.

Employees

          As of December 31, 1998, we had approximately 2,150 full-time employees including joint ventures, general office and administrative personnel and approximately 200 part-time employees. The Company has a collective bargaining agreement that covers approximately 70 employees, which is valid through January 14, 2001. We consider relations with our employees to be good.

ITEM 2. PROPERTIES

Overview of Advanced Fiber Optic Networks

RCN's advanced fiber optic networks are designed to support voice, video and data services via a fiber-rich network architecture. The Company's multi-service network is presently operating in Boston, New York City, Lehigh Valley PA and Washington, D.C. The advanced fiber optic network consists of fiber optic transport facilities; local and long distance digital telephony switches; video head-ends; voice, video and data transmission and distribution equipment; Internet routing and WAN equipment and the associated network wiring and network termination equipment. The Company's telephone switching network utilizes the Lucent 5ESS-2000 switch as the local switching element and the network is designed to provide highly reliable life-line telephony service. In each of the four existing markets, a Lucent 5ESS-2000 switch is installed and fully operational, with network switch additions planned for the Queens, NY, Philadelphia and San Francisco markets throughout 1999. The networks' common backbone signal transport medium for both digital signals (voice, video and data) and analog signals (video) is exclusively fiber optical cable, either RCN-owned, or leased from other providers such as MCI WorldCom, Qwest or Level 3. The digital fiber optic backbone transport network utilizes a Synchronous Optical Network ("SONET") self-healing ring architecture to provide high speed, redundant connections for the delivery of RCN's voice, video and data services. Facility connections from the backbone network to individual buildings or residential and commercial service areas are typically provided via RCN-owned fiber optic facilities. RCN's advanced fiber optic network contains over 1,400 route miles of cable.

Presently, RCN owns and operates four local telephony switches, two long distance switches and four video head-ends to provide service within the four existing markets. As of December 31, 1998, RCN has passed 304,505 of homes with its advanced fiber optic network and has connected 501 buildings directly to its fiber optic facilities in metropolitan areas.

The majority of RCN's network infrastructure is built using fiber optic cable as the predominant transport medium. Fiber optic systems are suitable for transmission of digitized voice, video and data information, or a combination of these types of signals. The main benefits resulting from the deployment of fiber optic cable in the backbone and local distribution portions of the network, in place of traditional coaxial cable or copper wire, are greater network capacity, increased functionality, smaller size service areas and decreased requirements for periodic amplification of the signal. These factors contribute to lower installation and maintenance costs and increase the variety and quality of the service offerings. The inherent bandwidth limitations of twisted pair copper wire historically used in telephone networks present a substantial obstacle to the use of existing telephone networks to provide video programming services. Although coaxial cable provides substantially greater bandwidth than twisted pair copper wire, fiber optic cable provides substantially greater bandwidth than coaxial cable. Consequently, newly constructed fiber networks such as RCN's provide a superior platform for delivering high speed, high capacity voice, video and data services, as compared to traditional systems based largely on copper wire or coaxial cable.

The fiber optic cable utilized by RCN's network has the increased capacity necessary for the transport and delivery of today's high-bandwidth data and video transmission requirements. The fiber optic cable used typically contains between 12 and 288 fiber strands, however, larger sizes up to 864 strands are planned for use in the near future. Each individual strand of fiber is capable of providing a large number of telecommunications channels or "circuits". Depending on the transmission electronics used, a single pair of glass fibers on RCN's network currently can transmit tens of thousands of simultaneous voice conversations, whereas, a typical pair of copper wires can carry a maximum of 24 simultaneous conversations using standard TDM multiplexing systems. Although the LECs commonly use copper wire in their networks, they are currently deploying fiber optic cable to upgrade portions of their copper based network, particularly in areas served by RCN. RCN expects that continued developments and enhancements in communications equipment will increase the capacity of each optical fiber, thereby providing even more capacity at relatively low incremental cost.

As the Company's network is further developed, it will be dependent on certain strategic alliances and other arrangements in order to provide the full range of its telecommunication service offerings. These relationships include RCN's arrangements with MCI WorldCom to lease portions of MCI WorldCom's fiber optic network in New York City and, to a lesser extent due to our access to the BECO Netwrk, in Boston, RCN's joint venture with BECO, the Starpower joint venture and RCN's arrangements to lease unbundled local loop and T-1 facilities from the serving LEC. See "Strategic Relationships and Facilities Agreement" above and "Voice Services Advanced Fiber Optic Networks" immediately following. Any disruption of these arrangements and relationships could have a material adverse effect on the Company.

Voice Services

Advanced Fiber Optic Networks. The Company's advanced fiber optic networks in all existing markets utilize a voice network that supports both switched and non-switched (private line) services. Individual buildings are connected to the network backbone via fiber extensions that are generally terminated in SONET equipment, which provides redundant and fail-safe interconnection between the building and the RCN central switch location. In situations where fiber extensions are not yet available, interim facility connections can be provided by leasing special access facilities through an arrangement with MCI WorldCom or the incumbent LEC. In this regard, RCN has in place agreements which allow it to lease certain facilities owned by the incumbent LECs (unbundled local loops and T-1 facilities) to provide voice services. This enables RCN to provide voice services to subscribers who are not directly connected to RCN's advanced fiber optic network. As RCN's network expands to reach more areas within a target market, subscribers served by these temporary connections will be migrated to RCN's advanced fiber optic network. Within a building (or small grouping of buildings), a voice service hub is established by installing Integrated Digital Loop Carrier ("IDLC") equipment, which acts as the point of interface between the SONET backbone facility and the intra-building wiring. Each IDLC is installed with a standby power system and is capable of serving between 672 and 2048 lines (maximum), depending on the specific type of equipment utilized. The IDLC is capable of supporting a wide range of both non-switched services (DS-1, digital data) and switched voice services and features including ISDN, Centrex, Custom Calling and CLASS features. Within each building, internal wiring (twisted pair copper cable) connects the IDLC to the customer premises and the customer-owned telephone equipment. In certain instances, voice service is extended to other buildings in the building group or cluster via either fiber optic cable or twisted pair copper cable. At the time of initial wiring, RCN generally installs wiring in excess of its initial requirements, in order to meet future subscriber demand.

In residential overbuild situations, RCN provides a fiber-rich local distribution architecture for the delivery of voice services to the residential or commercial subscriber. Fiber optic backbone facilities using SONET transport electronics provide interconnection from the telephony distribution electronics to the RCN 5ESS-2000 local telephony switch. Fiber optic facilities are utilized to transport the telephony signals to a residential service area node, a point typically within 900 feet from the furthest subscriber. The distribution facilities between the node and the subscriber can either be coaxial cable, fiber optic cable, or in some cases, twisted pair copper cable.

Video Programming

Advanced Fiber Optic Networks.   There are presently four video head-end
locations within RCN's advanced fiber optic networks (i.e., New York City,

Boston, Lehigh Valley, PA and Washington, D.C.). The video head-ends consist of optical transmitters, optical receivers, satellite receivers, signal processors, modulators, encoding equipment, digital video transport equipment and network status monitoring and automated tape distribution equipment. From the head-end, the video signals are transported to secondary hub sites in either digital or analog signal format. Once the signal is received at the secondary hub site, the signal is conditioned, processed and interconnected to the local fiber optic transport facilities for distribution to the video subscribers. The video signals are distributed to individual fiber nodes or receivers via the same fiber optic cable used to deliver the voice and data service. The fiber cable terminates in a fiber optic receiver within an individual building or video service area. From the fiber node, coaxial cable and related distribution equipment is used to distribute the video signals to the customer premises. The bandwidth of the video distribution is a minimum of 860 MHz, which is capable of supporting between 90 and 110 analog video channels plus a substantial number of digital video channels. This distribution plant is specifically designed to be predominantly fiber-based, which increases the reliability and improves the quality of the services delivered as compared to traditional cable television distribution architectures.

Wireless Video. RCN also owns and operates a "wireless video" television system (which was formerly operated as Liberty Cable Television of New York and acquired by RCN in 1996) using point-to-point 18GHz microwave technology. RCN is utilizing this system in New York City as an alternate platform for delivering television programming to buildings that are not yet connected to the advanced fiber optic network. RCN expects that the majority of the buildings currently served by the wireless service will ultimately be connected to the network to the extent that connection is feasible. As buildings are connected to the RCN network, RCN will reuse the microwave equipment to provide service to other customers in off-network premises. The transmission equipment and microwave services used to provision RCN's wireless service are provided by Bartholdi Cable, which formerly operated Liberty Cable Television of New York. Bartholdi Cable has agreed to provide transmission services to RCN until RCN has either converted the subscribers to its advanced fiber optic network or has obtained FCC authority to provide such services pursuant to its own licenses. In addition, Bartholdi Cable has agreed to transfer to RCN the transmission equipment on demand. Bartholdi Cable's obligation to provide transmission services is subject to Bartholdi Cable having authority to provide such services. The qualifications of Bartholdi Cable to hold certain of the licenses needed to provide transmission services to RCN are at issue in an FCC proceeding in which an Initial Decision was released on March 6, 1998. In the Initial Decision, the Administrative Law Judge found Bartholdi Cable unqualified with respect to 15 such licenses. The Initial Decision will become effective 50 days after its release unless Bartholdi Cable, as expected, files exceptions to the Initial Decision within 30 days of its release or the FCC elects to review the case on its own motion.

With the exception of one license all other overlapping paths to Bartholdi licenses have been approved by the FCC. The Company expects that the FCC will issue the final license during 1999.

Hybrid Fiber/Coaxial Cable Systems. RCN owns and operates Hybrid Fiber Coaxial cable television networks in Pennsylvania, New Jersey and New York State (outside of New York City). These networks offer expanded bandwidth and a platform for two-way services, and have an aggregate of 592 route miles of fiber optic cable. The network in Pennsylvania includes a separate high capacity fiber optic ring with a minimum 84 fibers (covering approximately 100 route miles), which is designed and constructed to support a competitive telephony network. The New York system includes 211 route miles of fiber optic cable serving approximately 101 nodes from one head-end. Approximately 70% of the New York system is two-way active 750 MHz plant with 84 active channels of programming. The New Jersey system includes 145 route miles of fiber optic cable and generally operates a 400/450 MHz plant. The New Jersey system has over 30 miles of two-way plant active and provides 62 channels of video programming. The Pennsylvania system consists of 2,700 miles of coaxial cable and 236 route miles of fiber cable. The Pennsylvania system serves 150 nodes from one head-end, and operates at 550 - 750 MHz with approximately 80 active channels. All of the Company's Hybrid Fiber Coaxial cable systems are 100% one-way addressable.

These fiber-rich networks provide a basic fiber optic platform capable of enhancement for supporting two-way services, such as high-speed Internet services. RCN is presently expanding the fiber capacity in some of these fiber/coaxial cable television networks so that they will be capable of delivering switched two-way services in the near future.

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

RCN is presently developing a long haul, high-bandwidth fiber optic transport facility that will traverse from Boston to Washington D.C. This facility will utilize fiber that RCN recently acquired in an arrangement with Qwest and be used to provide high speed connectivity between each of RCN's points of presence along the Northeast Corridor. It will initially provide long distance telephone and internet connectivity along this corridor for RCN's customers.

RCN provides high quality Internet access services to businesses by utilizing high-speed access via ISDN, frame relay, fractional T-1, T-1 and T-3 circuits. RCN's network infrastructure currently supports modems with dial-access speeds of up to 56 KBPS. RCN provides new dial-access subscribers with an easy-to-install proprietary access software package, which incorporates a telephone dialer, an e-mail platform, a Web browser (Microsoft Corp.'s Microsoft Internet Explorer) and SurfWatchTM software for parental control over Internet content access. This software package permits simplified access to the Internet through a "point and click" graphical user interface. After installation, the subscriber has a direct connection to the Internet using Point-to-Point Protocol and access to all of the Internet's resources, including e-mail, the World Wide Web, Usenet News service and Internet Relay Chat. Access software automatically displays the RCN World Wide Web site each time a subscriber logs on, providing RCN with the opportunity to communicate with its subscribers at the start of each session. RCN maintains "24 x 7" subscriber and technical support 365 days a year.

RCN services currently rely on the widespread commercial use of Transmission Control Protocol/Internet Protocol ("TCP/IP"). Alternative open and proprietary protocol standards that compete with TCP/IP, including proprietary protocols developed by International Business Machines Corporation ("IBM") and Novell, Inc. have been or are being developed. The adoption of such new industry standards could render the Company's existing services obsolete and unmarketable or require reduction in the fees charged therefore.

RCN relies on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect its proprietary technology. However, there can be no assurance that RCN's technology will not be misappropriated or that equivalent or superior technologies will not be developed. In addition, there can be no assurance that third parties will not assert that RCN's services or its users' content infringe their proprietary rights. The Company has obtained authorization, typically in the form of a license, to distribute third-party software incorporated in the RCN access software product for Windows 3.1, Windows 95, Windows NT and Macintosh platforms. The Company plans to maintain or negotiate renewals of existing software licenses and authorizations. The Company may desire or need to license other applications in the future we believe that all of our properties are in good operating condition.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, there are various legal proceedings outstanding. In the opinion of management, these proceedings will not have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of the Registrant's 1998 fiscal year.

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

Executive Officers of the Registrant

        David C. McCourt, 42, has been the Chairman and Chief Executive Officer of the Company as well as a Director since September 1997. Mr. McCourt has served as a Director and Chairman and Chief Executive Officer of Cable Michigan from September 30, 1997 to November 1998. In addition, he is a Director and Chairman of Commonwealth Telephone Enterprises, Inc. ("CTE") positions he has held since October 1993. Mr. McCourt was Chief Executive Officer of CTE from October 1993 to December 1998. Mr. McCourt has also been President and Chief Executive Officer, as well as a Director of Level 3 Telecom Holdings, Inc. formerly Kiewit Telecom Holdings, Inc. He was also Chairman and Chief Executive Officer as well as a Director of Mercom from October 1993 to November 1998. Director of MFS Communications Company, Inc. from July 1990 to December 1996, President and a Director of Metropolitan Fiber Systems/ McCourt, Inc., a subsidiary of MFS Telecom, Inc., since 1988, has been a Director of Cable Satellite Public Affairs Network ("C-SPAN") since June 1995, was a Director of WorldCom, Inc. from December 1996 to March 1998 and is a Director of Kiewit Diversified Group, Inc. now Level 3 Communications, Inc. since August 1997.

        Michael J. Mahoney, 48 has been the President and Chief Operating Officer, as well as a Director of the Company since September 1997.
        Mr. Mahoney is also a Director of CTE, a position he has held since
        May 1995.  Mr. Mahoney was President and Chief Operating Officer of
        CTE from February 1994 to September 1997, President and Chief Operating Officer of Mercom from February 1994 to October 1997 and a Director of Mercom from January 1994 to November 1998. In addition, he was Executive Vice President of Cable Television Group from June 1991 to March 1994 and Executive Vice President of Mercom from December 1991 to March 1994.

        Bruce C. Godfrey, 43, has been the Executive Vice President, Chief Financial Officer, and Director of the Company since September 1997. Mr. Godfrey was Corporate Secretary of the Company from September 1997 to August 1998. Mr. Godfrey was also a Director of Cable Michigan as well as its Corporate Secretary from September 1997 to September 1998. Mr. Godfrey has been a Director of CTE since November 1996, Executive Vice President and Chief Financial Officer of CTE from April 1994 to December 1998. He was Executive Vice President and Chief Financial Officer of Mercom from April 1994 to October 1997 and a Director of Mercom from May 1994 to November 1998 and Corporate Secretary from October 1997 to September 1998. Mr. Godfrey was also Senior Vice President and Principal of Daniels and Associates from January 1984 to April 1994.

        Michael A. Adams, 41, has been the President of Technology and Network Development Group of the Company and Executive Vice President of the Company since September 1997. Mr. Adams held the corresponding position at CTE from November 1996 to September 1997. Prior to that date, Mr. Adams held the following positions: Executive Vice President of Technology and Strategic Development of CTE from August 1996 to November

        1996, Executive Vice President of CTE's Communications Services Group from September 1994 to June 1996, Vice President of Technology from November 1993 to September 1994, Vice President of Engineering for RCN Telecom Services, Inc., a wholly owned subsidiary of RCN, from September 1992 to October 1993.

        Mark Haverkate, 44, has been the Executive Vice President, Business Development of the Company since September 1997. Mr. Haverkate was President and Chief Operating Officer and a Director of Cable Michigan from September 1997 to November 1998. He was President and Chief Operating Officer of Mercom, from October 1997 to November 1998. He was the President of RCN Development (a division of RCN) from June 1997 to September 1997. Previously, he was President for Business Operations of RCN Telecom Services, Inc. from November 1996 to June 1997, Executive Vice President of RCN Telecom Services, Inc. from August 1996 to November 1996, Executive Vice President of CTE's Cable Television Group from July 1995 to August 1996, Executive Vice President of Development for CTE from February 1995 to July 1995, Executive Vice President for Development at Mercom from November 1995 to February 1996, Vice President of Development for CTE from December 1993 to February 1995, Vice President for Development at Mercom from December 1993 to February 1995, Vice President of CTE's Cable Television Group from October 1989 to December 1993.

        Ralph S. Hromisin, CPA, 38, has been Senior Vice President and Chief Accounting Officer of the Company since August 1998. He was Vice President and Chief Accounting Officer from September 1997 to August 1998. He was Vice President and Chief Accounting Officer of Cable Michigan, Inc. from September 1997 to November 1998. He is Vice President and Chief Accounting Officer of CTE since September 1997.
        He served as Vice President and Corporate Controller of CTE from August 1994 to September 1997. Mr. Hromisin was Vice President and Corporate Controller for Mercom from October 1996 to November 1998, and Director of Corporate Accounting for CTE from March 1992 to August 1994.

        Paul E. Sigmund, 34, is Executive Vice President of the Company since September 1997 and Executive Vice President of RCN International Holdings since 1996. Previously, Mr. Sigmund was a Vice President at Smith Barney, Inc. from 1994 to 1996; an Associate at the law firm Skadden, Arps, Slate, Meagher & Flom from 1993 to 1994 and an Investment Associate at the International Finance Corporation/World Bank from 1986 to 1989.

        Timothy J. Stoklosa, 38, has been the Senior Vice President and Treasurer of the Company since September 1997. He also has been Senior Vice President of Finance of CTE since February 1997 and Treasurer of CTE since August 1994. Mr. Stoklosa was Executive Vice President and Chief Financial Officer of Cable Michigan and Mercom from October 1997 to November 1998. Previously, Mr. Stoklosa was Vice President of Finance of CTE from May 1995 to February 1997, Manager of Mergers and Acquisitions at Peter Kiewit Sons, Inc. from October 1991 to August 1994 and Senior Financial Analyst of Corporate Development at Citizens Utilities Co. from February 1990 to October 1991.

        John J. Jones, 32, has been Executive Vice President, General Counsel and Corporate Secretary of the Company and CTE since July 1998. Mr. Jones served as Vice President, General Counsel and Corporate Secretary of Designer Holdings, Ltd. from January 1996 to December 1997. Prior to that time, Mr. Jones was engaged in the private practice of law at the law firm of Skadden, Arps, Slate, Meagher & Flom beginning in September 1991 to August 1995.

        David Epstein, 30, has been President of RCN Internet Services since February 1999. Mr. Epstein was Senior Vice President of Customer Contact of the Company from November 1998 to February 1999. Mr. Epstein was responsible for the integration of RCN's ISP purchases from July

        1998 to November 1998. He was a co-founder of MTP, LLC that did business as JavaNet in July 1995 and served as a managing member until RCN purchased the company in July 1998. Prior to founding JavaNet, he was employed at The Stock Market, a stock photography agency, from November 1994 to June 1995 as the Director of the International Division. Mr. Epstein was the Director of Multimedia Projects for Black Book Marketing Group (BBMG) from August 1992 to October 1994.

        Rajan Chopra, 47, has been President of the Business and New Product Development group since January 21, 1999. Mr. Chopra was Vice President of Chase Manhattan Bank from June 1995 to July 1998 responsible for strategic fixed income derivatives trading and risk management. Mr. Chopra was a Director of Proprietary Trading of CDC Capital, Inc.
        from January 1994 to May 1995.

                                    PART II

ITEM 5.  Market for the Registrant's Common Stock and Related Shareholder
Matters

   The Company's Common Stock is traded on the NASDAQ stock exchange.
There were approximately 2,834 holders of Registrant's Common Stock on February 28, 1999. The Company maintains a no cash dividend policy. The Company does not intend to alter this policy in the foreseeable future. Other information required under Item 5 of Part II is set forth in Note 19 to the consolidated financial statements included in Part IV Item 14(a)(1) of this Form 10-K.

ITEM 6.  Selected Financial Data

         Information required under Item 6 of Part II is set forth in Part IV
         Item 14(a)(1) of this Form 10-K.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Information required under Item 7 of Part II is set forth in Part IV
         Item 14(a)(1) of this Form 10-K.

ITEM 7a. Quantitative and qualitative disclosures about market risk.

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

ITEM 9.  Disagreements on Accounting and Financial Disclosure.

         During the two years preceding December 31, 1998, there has been neither a change of accountants of the Registrant nor any disagreement on any matter of accounting principles, practices, or financial statement disclosure.

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

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Report on form 8-K.

ITEM 14 (a)(1) Financial Statements:

        Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996.

        Consolidated Statements of Cash Flows for Years Ended December 31, 1998, 1997 and 1996.

        Consolidated Balance Sheets - December 31, 1998 and 1997.

        Consolidated Statements of Changes in Common Shareholders' Equity for Years Ended December 31, 1998, 1997 and 1996.

        Notes to Consolidated Financial Statements

        Report of Independent Accountants

ITEM 14 (a)(2) Financial Statement Schedules:

        Description
        Condensed Financial Information of Registrant for the Year Ended December 31, 1998. (Schedule I)

        Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 1998, 1997 and 1996 (Schedule II)

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

  (b) Indenture dated as of February 6, 1998 between the Company, as Issuer, and The Chase Manhattan Bank, as Trustee, with respect to the 9.80% Senior Discount Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 ("1998 Form S-4") filed on March 23, 1998) (Commission File No. 0-22825.)

  (c) Form of 9.80% Senior Discount Notes due 2008, Series B (included in
      Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Company's 1998 Form S-4) (Commission File No. 0-22825.)

  (d) Indenture dated as of October 17, 1997 between the Company, as Issuer, and The Chase Manhattan Bank, as Trustee, with respect to the 10% Senior Notes due 2007 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 ("Form S-4") filed on November 26,
      1997) (Commission File No. 0-22825.)

  (e) Form of the 10% Senior Exchange Notes due 2007 (included in Exhibit 4.4) (incorporated by reference to Exhibit 4.2 to the Company's Form S-4) (Commission File No. 0-22825.)

  (f) Indenture dated as of October 17, 1997 between the Company, as Issuer, and The Chase Manhattan Bank, as Trustee, with respect to the 11 1/8% Senior Discount Notes due 2007 (incorporated by reference to Exhibit 4.3 to the Company's Form S-4) (Commission File No. 0-22825.)

  (g) Form of the 11 1/8% Senior Discount Exchange Notes due 2007 (included in
      Exhibit 4.6) (incorporated by reference to Exhibit 4.4 to the Company's Form S-4) (Commission File No. 0-22825.)

  (h) Escrow Agreement dated as of October 17, 1997 among The Chase Manhattan Bank, as escrow agent, The Chase Manhattan Bank, as Trustee under the Indenture (as defined therein), and the Company (incorporated by reference to Exhibit 4.6 to the Company's Form S-4) (Commission File No. 0-22825.)

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

  (d) Joint Venture Agreement dated as of December 23, 1996 between RCN Telecom Services, Inc. and Boston Energy Technology Group, Inc. is incorporated herein reference by Exhibit 10.7 to the Company's Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

  (e) Amended and Restated Operating Agreement of RCN-BecoCom, LLC dated as of June 17, 1997 is incorporated herein by reference to Exhibit 10.8 to the Company's Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

  (f) Management Agreement dated as of June 17, 1997 among RCN Operating Services, Inc. and BecoCom, Inc. is incorporated herein by reference to
      Exhibit 10.9 to the Company's Amendment No.2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

  (g) Construction and Indefeasible Right of Use Agreement dated as of June 17, 1997 between BecoCom, Inc. and RCN-BecoCom, LLC is incorporated herein by reference to Exhibit 10.10 to the Company's Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

  (h) License Agreement dated as of June 17, 1997 between Boston Edison Company and BecoCom, Inc. is incorporated herein by reference to Exhibit 10.11 to the Company's Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

  (i) Joint Investment and Non-Competition Agreement dated as of June 17, 1997 among RCN Telecom Services of Massachusetts, Inc., BecoCom, Inc. and RCN-BecoCom, LLC is incorporated herein by reference to Exhibit 10.12 to the Company's Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

  (j) Amended and restated Operating Agreement of Starpower Communications, L.L.C. by and between Pepco Communications, L.L.C. and RCN Telecom Services of Washington, D.C. Inc. dated October 28, 1997 is incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-22825.)

21*   Subsidiaries of Registrant

23*   Consent of PricewaterhouseCoopers LLP with respect to RCN Corporation

24*   Power of Attorney

27*   Financial Data Schedule

99    (a) Report on Form 11-K with respect to the RCN Savings and Stock
Ownership Plan will be filed as an amendment to this Report on Form 10-K.

ITEM 14.(b) Reports on Form 8-K

On December 14, 1998, the Company filed an 8-K regarding the November 13, 1998 purchase by David C. McCourt, the Chairman and Chief Executive Officer of the Registrant, of $2 million aggregate principal amount of 11 1/8% Senior Discount Notes due October 15, 2007 of the Registrant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 31, 1999                RCN Corporation

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

Signature                           Title                      Date
---------                           -----                      ----

PRINCIPAL EXECUTIVE AND ACCOUNTING OFFICERS:


\s\ David C. McCourt           Chairman and Chief          March 31, 1999
--------------------------     Executive Officer
David C. McCourt

\s\ Michael J. Mahoney         President and Chief         March 31, 1999
--------------------------     Operating Officer
Michael J. Mahoney

\s\ Bruce C. Godfrey           Executive Vice President    March 31, 1999
--------------------------     and Chief Financial Officer
Bruce C. Godfrey

\s\ Ralph S. Hromisin          Senior Vice President and   March 31, 1999
--------------------------     Chief Accounting Officer
Ralph S. Hromisin

DIRECTORS:

\s\ David C. McCourt                              March 31, 1999
-------------------------
David C. McCourt

\s\ James Q. Crowe                                March 31, 1999
-------------------------
James Q. Crowe

\s\ Walter E. Scott, Jr.                          March 31, 1999
-------------------------
Walter E. Scott, Jr.

\s\ Richard R. Jaros                              March 31, 1999
-------------------------
Richard R. Jaros

\s\ Thomas May                                    March 31, 1999
-------------------------
Thomas May

\s\ Alfred Fasola                                 March 31, 1999
-------------------------
Alfred Fasola

\s\ Thomas P. O'Neill, III                        March 31, 1999
-------------------------
Thomas P. O'Neill, III

\s\ Eugene Roth                                   March 31, 1999
-------------------------
Eugene Roth

\s\ Stuart E. Graham                              March 31, 1999
-------------------------
Stuart E. Graham

\s\ Michael B. Yanney                             March 31, 1999
-------------------------
Michael B. Yanney

\s\ Michael J. Mahoney                            March 31, 1999
-------------------------
Michael J. Mahoney

\s\ Bruce C. Godfrey                              March 31, 1999
-------------------------
Bruce C. Godfrey

 SCHEDULE I

                                RCN CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENT OF OPERATIONS
                            (THOUSANDS OF DOLLARS)

                                                        For the Years Ended December 31,
                                                        --------------------------------
                                                              1998          1997
                                                           ----------    ----------
Sales                                                      $      177    $       40
Costs and expenses, excluding
  depreciation and amortization                                18,470           498
                                                           ----------    ----------

Operating income (loss)                                       (18,293)         (458)

Interest income                                                 2,834           661
Interest expense                                             (106,161)      (12,791)
                                                           ----------    ----------

(Loss) before income taxes                                   (121,620)      (12,588)

(Benefit) for income taxes                                    (36,164)       (4,388)
Equity in (loss) of
  consolidated entities                                      (119,986)      (44,191)
                                                           ----------    ----------

Net (loss)                                                 $ (205,442)   $  (52,391)
                                                           ==========    ==========

Earnings (loss) per average common share:
    Net (loss)                                             $    (3.36)   $    (0.95)
    Weighted average common shares outstanding             61,187,354    54,965,716

SCHEDULE I

                                RCN CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEET
                             (THOUSANDS OF DOLLARS)

                                                                December 31,
                                                         -------------------------
                                                            1998          1997
                                                         ----------    -----------
ASSETS
Current assets
     Cash and temporary cash investments                 $       15    $         -
     Accounts receivable from related parties                    99          3,291
     Accounts receivable from affiliates                     13,172          1,977
     Accounts receivable                                          4              -
     Prepayments & other                                     25,120            211
     Investments restricted for debt service                 22,500         22,500
                                                         ----------    -----------
Total current assets                                         60,910         27,979

Investments restricted for debt service                      19,869         39,411
Investments                                               1,444,450        859,271
Unauthorized debt issuance cost                              26,640         19,188
Deferred charges and other assets                             9,525          2,877
                                                         ----------    -----------

Total assets                                             $1,561,394    $   948,726
                                                         ==========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable affiliate                              20,368          4,034
     Accrued interest                                         4,813          4,687
     Accrued expenses                                           152            318
                                                         ----------    -----------
Total current liabilities                                    25,333          9,039

Long-term debt                                            1,164,615        583,103

SHAREHOLDERS' EQUITY
     Common stock                                            65,477         27,495
     Deficit                                               (222,558)       (17,116)
     Additional paid in capital                             539,770        349,261
     Cumulative translation adjustment                       (3,055)        (3,056)
     Unrealized appreciation on investments                   1,113              -
     Treasury stock                                          (9,301)             -
                                                         ----------    -----------
Total common shareholders' equity                           371,446        356,584

Total liabilities and shareholders' equity               $1,561,394    $   948,726
                                                         ==========    ===========

SCHEDULE I

                                RCN CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                               For the years Ended December 31,

                                                                     1998            1997
                                                                   ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                                    $(205,442)     $  (52,391)
     Deferred income taxes and investment tax credits                 (7,728)         (2,877)
     Working capital                                                 (19,009)          2,749
     Equity in loss of consolidated entity                           119,986          44,191
     Noncash accretion of discounted senior notes                     80,925           8,103
     Amortization of financing costs                                   2,733               -
     Noncash write-off of acquired R&D                                18,293               -
     Other                                                             1,080               -
                                                                   ---------      ----------
Net cash (used in) operating activities                               (9,162)           (225)
                                                                   ---------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions                                                    (47,028)            167
     Other                                                          (562,106)             17
                                                                   ---------      ----------

Net Cash Provided by investing activities                           (609,134)            184
                                                                   ---------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock                      112,866               -
     Issuance of long-term debt                                      500,587         575,000
     (Increase) in cash restricted for debt service                        -         (61,250)
     Interest paid on senior notes                                    22,375               -
     Financing costs                                                 (10,185)        (19,188)
     Transfer (to) CTE                                                     -        (494,751)
     Proceeds from the excercise of stock options                      1,969             230
     Purchase of treasury stock                                       (9,301)              -
                                                                   ---------      ----------

Net cash provided by financing activities                            618,311              41
                                                                   ---------      ----------


Net increase/(decrease) in cash and temporary cash investments            15               0


Beginning cash & temporary cash investments                                0               0
                                                                   ---------      ----------

Ending cash & temporary cash investments                           $      15      $        0
                                                                   =========      ==========

SCHEDULE II
                                RCN CORPORATION
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                            (THOUSANDS OF DOLLARS)

        COLUMN A                                COLUMN B                    COLUMN C                  COLUMN D        COLUMN E
       ----------                             ------------                 ----------                ----------      ----------
                                                                            ADDITION
                                                                  ----------------------------
                                               BALANCE AT           CHARGED           CHARGED                        BALANCE AT
                                              BEGINNING OF         TO COSTS           TO OTHER                         END OF
DESCRIPTION                                      PERIOD           AND EXPENSE         ACCOUNTS       DEDUCTIONS        PERIOD
-----------                                      ------           -----------         --------       ----------        ------
ALLOWANCE FOR DOUBTFUL ACCOUNTS-
 DEDUCTED FROM ACCOUNTS RECEIVABLE
 IN THE CONSOLIDATED BALANCE SHEETS

                      1998                      $2,134              $4,096            $1,215           $1,679           $5,766
                      1997                      $  861              $2,732            $  997           $2,456           $2,134
                      1996                      $  607              $1,788            $ (556)          $  978           $  861

ALLOWANCE FOR DEFERRED TAX ASSETS-
 DEDUCTED FROM DEFERRED TAX ASSETS
 IN THE CONSOLIDATED BALANCE SHEETS

                      1998                      $8,404             $64,498           $12,963           $3,797          $82,068
                      1997                      $3,691             $ 5,777           $     -           $1,064          $ 8,404
                      1996                      $2,022             $ 1,921           $    26           $  278          $ 3,691

RCN CORPORATION
SELECTED FINANCIAL DATA
Thousands of Dollars Except Per Share Amounts
For the Years Ended December 31,

                                                      1998        1997        1996       1995       1994
                                                   ----------   ---------   ---------  ---------  ---------
Sales                                              $  210,940   $  127,297  $ 104,910  $  91,997  $  59,500
(Loss) income before extraordinary charge and
  cumulative effect of change in accounting
    principle                                      $ (204,801)  $  (49,181) $  (5,989) $   2,114  $   3,736
Basic and diluted (loss) income per average
  common share before extraordinary charge
   and cumulative effect of change in
    accounting principle                           $    (3.35)  $    (0.89) $   (0.11) $    0.04  $    0.11
Dividends per share                                         -            -          -          -          -
Total assets                                       $1,907,615   $1,150,992  $ 628,085  $ 649,610  $ 568,586
Long-term debt, net of current maturities          $1,263,036   $  686,103  $ 131,250  $ 135,250  $ 154,000

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (Dollars in thousands, except per share data)


Certain statements contained in this annual report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus prospective. Such forward-looking statements include, in particular, statements made as to plans to develop networks and upgrade facilities, the market opportunity presented by markets targeted by the Company, the Company's intention to connect certain wireless video resale telephone and Internet service customers to its advanced fiber optic networks, the development of the Company's businesses, the markets for the Company's services and products, the Company's anticipated capital expenditures, the Company's anticipated sources of capital, the Company's state of Year 2000 readiness, and effects of regulatory reform and competitive and technological developments. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Such statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

The following discussion should be read in conjunction with the Company's historical Consolidated Financial Statements and Notes thereto:

GENERAL

RCN Corporation (the "Company" or "RCN") provides a wide range of telecommunications services through high speed, high capacity advanced fiber optic networks. RCN currently offers local and long distance telephone, video and data services, including high speed Internet access. We provide our services primarily to residential customers in selected markets with high levels of population density and favorable demographics. RCN's initial advanced fiber optic networks have been established in selected markets in the Boston to Washington D.C. corridor and RCN has begun developing advanced fiber optic networks in the San Francisco to San Diego corridor.

The Company expects that the operating and net losses from its business will rise in the future as it expands and develops its network and customer base.

There can be no assurance that RCN will achieve or sustain profitability or positive operating income in the future as it develops its advanced fiber optic network.

The operating losses have resulted primarily from expenditures associated with the development of the Company's operational infrastructure and marketing expenses. The Company expects it will continue to experience negative operating income while it continues to invest in its networks and until such time as revenue growth is sufficient to fund operating expenses. The Company expects to achieve positive operating margins over time by (i) increasing the number of customers it serves, (ii) increasing the number of connections per customer by cross marketing its services and promoting bundled service options and therefore increasing the revenue per customer, (iii) lowering the costs associated with new subscriber additions and (iv) reducing the cost of providing services by capturing economies of scale. The Company expects its operating revenues will increase in future periods through internal growth of its current advanced fiber optic networks, increases in penetration, and increases in the number of services per customer; however, the Company also expects that operating losses will increase for some period of time as the Company initiates network development in new markets and expands its current networks. When the Company makes its initial investment in a new market, the operating losses typically increase as the network and sales force are expanded to facilitate growth. The Company's ability to generate positive cash flow in the future will depend on the extent of capital expenditures in current and additional markets, the ability of the joint ventures to generate revenues and cash flow, competition in the Company's markets and any potential adverse regulatory developments. The Company will be dependent on various financing sources to fund its growth as well as continued losses from operations. There can be no assurance that such funding will be available, or available on terms acceptable to the Company.
See - "Liquidity and Capital Resources."

The terms of the Company's joint ventures require the mutual consent of the Company and its joint venture partner to distribute or advance funds to the Company. The Company's debt agreements allow subsidiaries and joint ventures to incur indebtedness for network buildout costs, which indebtedness may contain limitations on the subsidiaries' and the joint ventures' ability to pay dividends and distributions to the Company. Cash flows available to the Company in future periods will be affected by the extent to which operations are conducted through joint ventures. Due to the degree of control that the Company has in the joint ventures, RCN accounts for the BECO joint venture on a consolidated basis and for Starpower under the equity method of accounting.

Prior to September 30, 1997, the Company was operated as part of C-TEC Corporation. On September 30, 1997, C-TEC distributed 100% of the outstanding shares of common stock of its wholly owned subsidiaries, RCN Corporation ("RCN") and Cable Michigan, Inc. ("Cable Michigan") to holders of record of C-TEC's Common Stock and C-TEC's Class B Common Stock as of the close of business on September 19, 1997 (the "Distribution") in accordance with the terms of a Distribution Agreement dated September 5, 1997 among C-TEC, RCN and Cable Michigan. At the time of the distribution, RCN consisted primarily of C-TEC's high growth, bundled residential voice, video and Internet access operations in the Boston to Washington, D.C. corridor, its existing New York, New Jersey and Pennsylvania cable television operations, a portion of its long distance operations and its international investment in Megacable, S.A. de C.V. C-TEC, RCN and Cable Michigan have entered into certain agreements providing for the Distribution, and governing various ongoing relationships between the three companies, including a distribution agreement and a tax-sharing agreement. On November 6, 1998, Cable Michigan announced that its sale to Avalon Cable of Michigan, Inc. was complete. As a result of the sale, Cable Michigan has no ongoing support services relationship with RCN and CTE. The historical financial information presented herein reflects periods during which the Company did not operate as an independent company and accordingly, certain assumptions were made in preparing such financial information. Such information, therefore, may not necessarily reflect the results of operations or the financial condition of the Company which would have resulted had the Company been an independent, public company during the reporting periods, and are not necessarily indicative of the Company's future operating results or financial condition.

In June 1997 the Financial Accounting Standards Board (FASB) issued statement of Financial Accounting Standard No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement, which establishes standards for the reporting of information about operating segments in interim and year end financial statements, is effective for fiscal years beginning after December 15, 1997. If applicable, this statement would only require additional disclosures in the Company's consolidated financial statements and as such, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company's operations involve developing an advanced fiber network to provide a bundled service package of voice, video and data services to new customers in high density markets and migrating as many customers as is economically justified which were served by the Company's previously separate lines of business, for which profitability was separately measurable and monitored, to the single source network. While the Company's chief decision makers monitor the revenue streams of the various products, operations are managed and financial performance is evaluated based upon the delivery of multiple services to customers over a single network. This allows the Company to leverage its network costs to maximum profitability. It is management belief that the Company operates as one reportable operating segment which contains many share expenses generated by the Company's various revenue streams and that any segment allocation of shared expenses incurred on a single network to multiple revenue streams would be impractical and arbitrary; futhermore, the Company currently does not make such allocations internally. The Company's chief decision makers do, however, monitor financial performance in a way which is different from that depicted in the historical general purpose financial statements in that such measurement includes the consolidation of all joint ventures, including Starpower which is not consolidated under generally accepted principles. Such information, however, does not represent a separate segment under generally accepted accounting principles and therefore it is not separately disclosed.

Results of Operations

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997:

Sales were $210,940 for the year ended December 31, 1998 as compared to $127,297 for the year ended December 31, 1997.

Operating income before depreciation, amortization, non-recurring charge and acquired research and development was ($51,412) for the year ended December 31, 1998 as compared to ($7,670) for the year ended December 31, 1997.

Net loss was ($205,442), or ($3.36) per average common share for 1998 and ($52,391) or ($0.95) per average common share for 1997.

Sales
-----
Video sales are comprised primarily of subscription fees for basic, premium and pay-per-view cable television services; for both wireless and hybrid fiber/ coaxial cable customers in New York, New Jersey and Pennsylvania which the Company expects to migrate to its advanced fiber networks over time as well as for advanced fiber customers, primarily in Allentown, New York City and Boston.

Voice sales include local telephone service fees consisting primarily of monthly line charges, local toll and special features and long-distance telephone service fees based on minutes of traffic and tariffed rates or contracted fees. Voice sales include both resold services and traffic over the Company's own switches.

Data sales represent Internet access fees billed at contracted rates.

For the year ended December 31, 1998 total sales were $210,940, an increase of $83,643 or 65.7%, from $127,297 for the year ended December 31, 1997. The increase resulted from higher total service connections which increased 219.6% to approximately 855,000 at December 31, 1998 from approximately 268,000 at December 31, 1997. The increase in total service connections resulted principally from dial-up internet connections from the acquisitions of Erols Internet, Inc. ("Erols") and UltraNet Communications ("UltraNet") in February 1998, and growth in advanced fiber connections, which increased 714.6% from approximately 15,000 in 1997 to approximately 123,000 at December 31, 1998. The service connections at December 31, 1998 include connections of the Starpower joint venture which is accounted for under the equity method of accounting. The Starpower service connections resulted primarily from customers in the joint venture market acquired from Erols Internet, Inc. in February 1998.

Voice revenues increased $21,424 or 534.7% to $25,431 for the year ended December 31, 1998 from $4,007 for the year ended December 31, 1997, primarily due to higher average connections. Advanced fiber voice connections increased approximately 860.4% to approximately 31,000 at December 31, 1998 from approximately 3,000 at December 31, 1997. Off-net voice connections increased approximately 161.1% to approximately 65,000 at December 31, 1998 from approximately 25,000 at December 31, 1997. Contributing to the increase in off-net voice connections was the launch of telephony service in the Lehigh Valley, Pennsylvania market in the fourth quarter of 1997.

Overall, higher service connections contributed approximately $20,500 to the increase in voice revenues and higher revenue per connection contributed approximately $1,000.

During the fourth quarter of 1998, the Company ceased marketing new customers for resale of its competitors' local phone service. The Company expects that the effect of this decision will be lower revenue growth than would result if such resale continued; however, this decision is also expected to have a positive impact on the Company's overall gross margin percentage and a neutral effect on operating income before depreciation and amortization ("EBITDA").

Video revenues increased $9,707 or 9.4% to $113,078 for the year ended December 31, 1998 from $103,371 for the year ended December 31, 1997. Video revenues for 1997 included one time launch incentive revenue of approximately $1,000 related to the launch of certain new channels. The increase in 1998 was primarily due to increases of approximately 22,000 additional video connections and the conversion of approximately 50,000 off-net connections to the advanced fiber network at December 31, 1998 as compared to December 31, 1997.

On-net video connections grew 74,565 or 632.8% to 86,349 at December 31, 1998 from 11,784 at December 31, 1997. Off-net video connections were 175,313 and 227,619 at December 31, 1998 and 1997, respectively.

Overall, higher service connections contributed approximately $6,000 to the increase in video revenues and higher average revenue per connection contributed approximately $5,000 offset by the one time launch incentive revenue of approximately $1,000 received in 1997.

Data revenues increased $40,280 to $40,321 for the year ended December 31, 1998 from $41 for the year ended December 31, 1997 primarily due to the acquisitions of Erols and UltraNet in February 1998, Interport in June 1998 and Javanet in July 1998. At December 31, 1998, the Company had approximately 492,000 off-net data connections and approximately 6,000 advanced fiber data connections, including connections of the Starpower joint venture.

During the fourth quarter of 1998, dial-up Internet access replaced resold local phone service as the Company's initial product offering in areas in which RCN's fiber optic network is still under construction. The Company expects that its advanced fiber networks will eventually be extended to reach most of its dial-up Internet connections.

Commercial and other revenues increased $12,232 or 61.5% to $32,110 for the year ended December 31, 1998 from $19,878 for the year ended December 31, 1997. The increase was due primarily to an increase in average commercial main access lines of approximately 9,800 in 1998 over 1997, which contributed approximately $5,000 to the increase. Higher revenue per commercial main access line contributed approximately $3,000. Additionally, contributing approximately $6,000 to the increase was higher wholesale long distance revenue from Commonwealth Telecom Services, Inc. ("CTSI"), a wholly-owned subsidiary of Commonwealth Telephone Enterprises, Inc. (formerly C-Tec Corporation) CTSI is a Competitive Local Exchange Carrier ("CLEC") which operates in areas adjacent to the traditional service area of Commonwealth Telephone Company (also a wholly-owned subsidiary of Commonwealth Telephone Enterprises, Inc.)

The Company recognizes that managing customer turnover is an important factor in maximizing revenues and cash flow. For the quarter ended December 31, 1998, the Company's average monthly churn rate was approximately 2.8%.

Costs and Expenses, excluding depreciation and amortization
-----------------------------------------------------------
Costs and expenses, excluding depreciation and amortization are comprised of direct costs, and operating, selling and general and administrative expenses.

Direct expenses include direct costs of providing services, primarily video programming, franchise costs and network access fees.

Direct expenses increased $50,553 or 97.7% to $102,310 for the year ended December 31, 1998 from $51,757 for the year ended December 31, 1997. The increase was primarily due to higher voice connections, primarily resold voice, which contributed approximately $27,500 to the increase. Higher video programming costs of approximately $8,000 resulted from higher programming rates, new channels and increased video connections. The remaining increase primarily represents Internet access costs associated with the increase in data revenues.

Operating, selling, general and administrative expenses primarily include customer service costs, advertising, sales, marketing, order processing, telecommunications network maintenance and repair ("technical expenses") general and administrative expenses, installation and provisioning expenses, and other corporate overhead.

Operating, selling, general and administrative costs increased $76,832 or 92.3%, to $160,042 for the year ended December 31, 1998 from $83,210 for the year ended December 31, 1997.

Advertising costs increased approximately $14,000 or 136.9% for the year ended December 31, 1998 as compared to the year ended December 31, 1997. Costs associated with an extensive high visibility multi-media campaign primarily in New York City and Boston, which commenced in June 1997, increased approximately $4,400 over 1997. Internet advertising, primarily associated with the acquisition of Erols, increased approximately $5,300. Promotional materials expense increased approximately $1,000. Ad agency fees and costs to promote the commencement of telephony product offering in Lehigh Valley, Pennsylvania are the significant contributions to the remaining increase in advertising expense.

Customer service costs, including order processing, increased approximately $19,500 or 182.1% for the year ended December 31, 1998 as compared to the year ended December 31, 1997. Increases of approximately $7,500, primarily personnel related, were due to customer base support for Internet acquisitions. Other staff and temporary labor increases to support expanding operations in New York City, Boston, and Lehigh Valley, Pennsylvania contributed approximately $9,000 to the increase. Higher billing costs of approximately $3,000 for increased customers comprises the remainder of the increase in customer service costs.

Technical expense, including installation and provisioning, increased approximately $11,000 or 58.1% for the year ended December 31, 1998 as compared to the year ended December 31, 1997.

Technical expense increases of approximately $8,500 were due to engineering and construction headcount and contract labor additions made to plan and execute network expansion and network operations center control monitoring. Resale telephony installation costs contributed approximately $1,700 to the increase. Retail expense primarily for materials and hub sites increased approximately $1,500. Technical expense increases associated with Internet acquisitions in 1998 were approximately $3,500. These increases were partially offset by approximately $5,200 of technical costs capitalized as part of the cost basis of the telecommunications network. The remaining increase in technical expenses is primarily due to higher right of way use fees.

Sales and marketing costs increased approximately $13,000 or 84.6% for the year ended December 31, 1998 as compared to the year ended December 31, 1997. The increase resulted from additional staff, contract labor and related commissions and benefits, aggregating approximately $4,900 to cover increases in marketable homes, to increase penetration in the Company's existing markets and to increase the number of services per customer. Telemarketing expense increased approximately $1,200 due to increased campaigns. Sales and marketing increases associated with Internet acquisitions in 1998, primarily Erols, were approximately $5,400.

General and Administrative expenses increased approximately $19,000 or 69.5%. Internet and Lancit acquisitions in 1998 contributed approximately $6,800.
Legal expense increased approximately $1,500 primarily as a result of various start-up regulatory expenses related to the procurement of franchise and OVS agreements. Higher bad debt expense of approximately $1,500 was associated with the increase in sales. Higher salaries and benefits of approximately $3,800 were due to staff additions, primarily to support the expansion, maintenance and upgrade of the Company's management information systems, new product development and integration of acquisitions. In addition, the Company met certain quarterly performance targets established for 1998 relative to the determination of a potential contribution to its ESOP plan and accrued the related amounts aggregating approximately $1,000. Expenditures in 1998 relative to Year 2000 planning and remediation were approximately $400. The Company is in the process of developing information technology systems which will provide a sophisticated customer care infrastructure. Expenses associated with the planning and analysis stages of such systems development were approximately $5,000 in 1998. The Company expects that such charges may increase in future periods during 1999 until the planning and analysis stages of its IT systems development projects are complete. The above increases were partially offset by a one-time credit of approximately $2,400 related to the reversal of an accrual for damages related to contract termination which was settled between the Company and the counterparty.

Depreciation and amortization
-----------------------------
Depreciation and amortization was $89,088 for the year ended December 31, 1998 and $53,205 for the year ended December 31, 1997. The increase of $35,883, or 67.4% was the result of both a higher depreciable basis of plant, resulting primarily from expansion of the Company's advanced fiber network, and amortization of intangible assets arising from the acquisitions of Erols and UltraNet in February 1998. The cost basis of property, plant and equipment at December 31, 1998 and 1997 was $601,679 and $307,759, respectively. The basis of intangible assets was $267,031 and $149,935 at December 31, 1998 and 1997, respectively.

In future periods, depreciation and amortization are expected to exceed amounts recorded in 1998 due to depreciation with respect to expansion of the Company's advanced fiber optic network and the effect of a full year of depreciation and amortization related to acquisitions in 1998.


Acquired in-process research and development
--------------------------------------------
In connection with the acquisitions of Erols and UltraNet, RCN has allocated $13,228 million for Erols and $5,065 million for UltraNet to in-process research and development ("IPR&D"). Specifically, four projects were identified which qualified as IPR&D by definition of not having achieved technological feasibility and representing technology which at the point of acquisition offered no alternative use other than the defined project. Those projects were cable modem Internet access for subscribers, Internet telephony, E-Commerce systems, and High-speed shared office Internet access (Note 4). The IPR&D valuation charge was measured by the stage of completion method. The expected completion percentages are estimated based on the latest available financial information at the date of acquisition and were established on a project by project basis primarily calculated by dividing the costs incurred to date by the total expected R&D expenses specific to the project. The significant assumptions utilized by management were as follows:

Cash flow projections, utilizing risk adjusted discount rates of between 35% and 40% for Erols projects, commenced in 1998, and were expected to grow significantly in 1999 and 2000. Cash flow projections, utilizing risk adjusted discount rates of between 30% and 33% for UltraNet projects, were expected to commence in 1999, growing significantly in 2000 and 2001. The IPR&D projections are founded on significant assumptions with regard to timing of market entrance, levels of penetration, and costs of provisioning.

RCN is constructing new telecommunications networks. The margins on products expected to result from acquired in-process technologies in some cases represent higher margins than RCN's margins on existing products primarily due to the efficiencies in delivering multiple products, including bundled-service offerings, over a single state of the art high capacity fiber optic network.


Interest income
---------------
Interest income was $58,679 and $22,824 for the years ended December 31, 1998, and 1997, respectively. The increase of $35,855, or 157.1% results from higher cash, temporary cash investments and short-term investments as compared to the same period in 1997. Cash, temporary cash investments and short-term investments were approximately $1,013,000 at December 31, 1998 and approximately $639,000 at December 31, 1997. Included in the cash, temporary cash investments and short-term investments balance at December 31, 1997 were proceeds from 10% Senior Notes, issued in October 1997, which generated gross proceeds of $225,000 and yielded net proceeds of $218,250; and 11 1/8% Senior Discount Notes, issued in October 1997, which generated gross proceeds of $350,001 and yielded net proceeds of $337,751. Additionally, during 1998, proceeds from the following increased cash, temporary cash investments and short-term investments: 9.8%

Senior Discount Notes, issued in February 1998, which generated gross proceeds of $350,587 and yielded net proceeds of $344,855; 11% Senior Discount Notes, issued in June 1998, which generated gross proceeds of $149,999 and yielded net proceeds of $147,187 and the issuance of 6,098,355 shares of the Company's Common Stock, issued in June 1998, which yielded net proceeds of $112,866.

Interest expense
----------------
For the year ended December 31, 1998, interest expense was $112,239 as compared to $25,602 for the year ended December 31, 1997. The increase resulted from the debt financings referred to above, offset by a reduction due to the prepayment in September 1997 and $131,250 of 9.65% Senior Secured Notes.

Other (expense) income
----------------------
Other (expense) income was ($1,889) and $131 for the years ended December 31, 1998 and 1997, respectively. The 1998 expense primarily represents the write down of certain of the Company's information technology assets which the Company upgraded with higher capacity state of the art products in connection with an overall internal technology upgrade.

Income tax
----------
The Company's effective income tax rate was a benefit of 2.3% and 29.8% for the years ended December 31, 1998 and 1997, respectively. The primary reasons for the difference include the charge for in-process technology which is not deductible for tax purposes and for which a tax benefit was correspondingly not recorded. Additionally, during 1998, the tax effect of the Company's cumulative losses has exceeded the tax effect of accelerated deductions, primarily depreciation, which the Company has taken for federal income tax purposes. Except in unusual cases, generally accepted accounting principles do not permit the recognition of tax benefits of such excess losses in the financial statements. This accounting treatment does not impact the amount or expiration periods of actual net operating loss carryovers or cash flows for taxes. For an analysis of the changes in income taxes, see the reconciliation of the effective income tax rate in note 11 to the consolidated financial statements.

Minority interest
-----------------
For the year ended December 31, 1998, minority interest of $17,162 primarily represents the 49% interest of BECO in the loss of RCN-BECOCOM. For the year ended December 31, 1997, minority interest primarily represents the 49% interest of BECO in the loss of RCN-BECOCOM of $6,563 and the 19.9% minority interest in the loss of Freedom of $966. The Company purchased the remaining 19.9% ownership interest in Freedom on March 21, 1997.

Equity in loss of unconsolidated entities
-----------------------------------------
For the year ended December 31, 1998, equity in the loss of unconsolidated entities primarily represents the Company's 50% interest in the loss of Starpower of $10,335 and the Company's share of the losses and amortization of excess cost over net assets of Megacable of $2,384. In January 1995, the Company purchased a forty percent equity position in Megacable, a Mexical cable television provider, for cash of $84,115. The Company is exposed to foreign currency translation adjustments resulting from translation into U.S. dollars of the financial statements of Megacable, which through December 1996 utilized the peso as the local and functional currency. Such adjustments have historically been included as a separate component of shareholders' equity. Effective January 1, 1997 since the three year cumulative rate of inflation at December 31, 1996 exceeded 100%, Mexico is being treated for accounting purposes under Statement of Financial Accounting Standards No. 52-"Foreign Currency Translation" as having a highly inflationary economy through December 31, 1998. As a result, the financial statements of Megacable are remeasured as if the functional currency were the U.S. dollar. The remeasurement of the Mexican peso into U.S. dollars creates translation adjustments which are included in net income. The Company is also exposed to foreign currency transaction losses resulting from transactions of Megacable which are made in currencies different from Megacable's own. The Company's proportionate share of transaction gains (losses) are included in income as they occur. The Company does not hedge its foreign currency exchange risk and it is not possible to determine what effect future currency fluctuations will have on the Company's operating results. Exchange gains (losses) of ($768), ($12), and $247 in 1998, 1997 and 1996, respectively, including translation losses in 1998 and 1997, are included in the respective statements of operations through the Company's porportionate share of losses of Megacable.

In 1998, Megacable had sales of $37,480, operating income before depreciation and amortization of $13,409 and net income of $9,739. In 1997, Megacable had sales of $30,441, operating income before depreciation and amortization of $10,504 and net income of $6,653. The Company's investment in Megacable exceed its underlying equity in the net assets of Megacable when acquired by approximately $94,000, which goodwill is being amortized on a straight-line basis over 15 years. In 1998 and 1997 amortization of the Company's excess purchase price over the net assets of Megacable when acquired was $6,280 in each year. For the year ended December 31, 1997, equity in the loss of unconsolidated entities primarily represents the Company's share of the losses and amortization of excess cost over net assets of Megacable.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996:

Sales were $127,297 for the year ended December 31, 1997 as compared to $104,910 for the year ended December 31, 1996.

Operating income before depreciation, amortization and nonrecurring charge was ($7,670) for the year ended December 31, 1997 as compared to $25,803 for the year ended December 31, 1996.

Net loss was ($52,391) or ($.95) per average common share for 1997 and ($5,989) or ($.11) per average common share for 1996.

Sales
-----
For the year ended December 31, 1997, total sales were $127,297, an increase of $22,387 or 21.3%, from $104,910 for the year ended December 31, 1996, primarily due to higher total service connections which increased 20.6% to approximately 268,000 at December 31, 1997 from approximately 222,000 at December 31, 1996. The increase is due to the commencement of service through advanced fiber optic network facilities as well as growth in resold voice and off-net video connections.

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

Commercial and other revenues increased $3,272, or 19.7% to $19,878 for the year ended December 31, 1997 from $16,606 for the year ended December 31, 1996. The increase primarily results from terminating access provided to CTSI. An increase in commercial main access lines of approximately 5,200 over 1996 accounted for approximately $1,100 of the increase in commercial and other revenues.


Costs and expenses, excluding depreciation and amortization
-----------------------------------------------------------
For the year ended December 31, 1997, direct expenses were $51,757, an increase of $16,531 or 46.9% as compared to direct expenses of $35,226 in 1996. The increase is primarily attributable to higher sales and a change in overall revenue mix to a higher volume of resold voice, which has a lower margin than the Company's other products. The resold voice increase represents planned marketing primarily in the Boston and New York City markets ahead of construction of the advanced fiber network to build a customer base which is intended to be migrated to the advanced fiber network. Origination and programming costs increased approximately $7,200 primarily due to higher video connections, rate increases and additional channels. The remaining increase in direct costs and expenses is principally attributable to higher commercial long distance network capacity in anticipation of volume growth in the Company's markets resulting in higher recurring costs.

Operating, selling, general and administrative expenses increased $39,329 or 89.6% to $83,210 for the year ended December 31, 1997 from $43,881 for the year ended December 31, 1996.  Advertising costs increased approximately
$9,000 for the year ended December 31, 1997 primarily due to a high visibility multi-media campaign to promote name recognition primarily in New York City
and Boston.   Customer service costs increased approximately $4,100, or 60.3%
primarily related to headcount additions to support the increase in the customer base and to meet the Company's objectives for world class customer service. Technical expense increased approximately $8,300, or 75.1% for the year ended December 31, 1997. The increase is primarily related to salaries and benefits associated with increased network engineering staff, responsible for planning the development and construction of the advanced fiber network, and increased installation and repair technicians. Sales and marketing costs increased approximately $8,500, or 116.7%, for the year ended December 31, 1997. The increase relates to higher sales staff to increase penetration in the Company's markets, higher marketing staff to monitor and coordinate the Company's direct advertising efforts and plan sales promotions and to higher telemarketing expenses. The remaining increase in operating, selling, general and administrative expenses is attributable to several factors including costs associated with the spin-off of the Company from C-TEC. Additionally, in connection with the Distribution (Note 1), C-TEC completed a comprehensive study of its employee benefit plans in 1996. As a result of this study, effective December 31, 1996, in general, employees of RCN no longer accrued benefits under the defined benefit pension plan, but became fully vested in their defined pension benefits accrued through that date. C-TEC notified affected participants in December 1996. In December 1996, C-TEC allocated pension plan assets of $6,984 to a separate plan for employees who no longer accrued benefits after December 31, 1996. The underlying liabilities were also allocated. The allocation of assets and liabilities resulted in a curtailment/settlement gain of $4,292. The Company's allocable share of this gain was $3,437. Such gain did not recur in 1997.

Depreciation and amortization
-----------------------------
Depreciation and amortization increased $14,324, or 36.8% to $53,205 for the year ended December 31, 1997 as compared to $38,881 for 1996. The increase is principally due to the additional depreciation and amortization resulting from the Freedom Acquisition and depreciation related to the Company's advanced fiber optic networks in New York City and Boston.

Nonrecurring charges
--------------------
Nonrecurring charges of $10,000 in 1997 represent costs incurred with respect to the termination of a marketing services agreement held by Freedom.

Interest income
----------------
For the year ended December 31, 1997, interest income was $22,824, a decrease of $2,778, or 10.9% primarily due to lower average cash balances and lower average notes receivable with related parties. Average cash balances decreased principally as a result of the Freedom Acquisition in August 1996
(as well as the acquisition in March 1997 of the remaining 19.9% ownership interest in Freedom) and capital expenditures, partially offset by the proceeds of the Company's high yield debt offering in October 1997.

Interest expense
----------------
For the year ended December 31, 1997, interest expense was $25,602, an increase of $9,556, or 59.6% primarily due to interest expense on the Company's $225,000 of 10% Senior Notes and $601,045 aggregate principal amount at maturity of 11 1/8% Senior Discount Notes placed in October 1997 (Note 10). This was partially offset by lower interest expense resulting from the required principal payment in December 1996 of $18,750 on 9.65% Senior Secured Notes. Additionally, the Company paid $922 to Kiewit Telecom Holdings, Inc. in 1996 in connection with the Company's August 1996 acquisition of Kiewit Telecom Holdings, Inc.'s 80.1% interest in Freedom. This portion of the consideration represents an amount to compensate Kiewit Telecom Holdings, Inc. for forgone interest on the amount which it had invested in Freedom.

Income tax
----------
Benefit for income taxes increased $21,828 primarily due to the increase of $65,020 in loss after minority interest and equity in unconsolidated entities before income taxes. For an analysis of the change in income taxes, see the reconciliation of the effective income tax rate in Note 11 to the Consolidated Financial Statements.

Minority interest
-----------------
Minority interest in the loss of consolidated entities increased $5,956 primarily as a result of the minority share of the losses of the BECO joint venture (Note 7), which began operations in June 1997. Additionally, the minority share of the losses of Freedom from January 1 through March 21, at which time the Company acquired the remaining 19.9% ownership interest, was $966.

Equity in loss of unconsolidated entities
-----------------------------------------
The Company's equity in the (loss) of unconsolidated entities was ($3,804) in 1997 and ($2,282) in 1996, and is comprised principally of the Company's share of the operating results of Megacable. Exchange gains (losses) of ($12), $247, and ($932) in 1997, 1996 and 1995, respectively, including translation losses in 1997, are included in the respective statements of operations through the Company's porportionate share of losses of Megacable.

In 1997, Megacable had sales of $30,441, operating income before depreciation and amortization of $10,504 and net income of $6,653. In 1996, Megacable had sales of $23,225, operating income before depreciation and amortization of $10,183 and net income of $10,226.

Extraordinary charge
--------------------
In September 1997, the Company prepaid Senior Secured Notes with the proceeds of new credit facilities (Note 10). The early extinguishment of the Senior Secured Notes resulted in an extraordinary charge of $3,210, net of taxes.

LIQUIDITY AND CAPITAL RESOURCES

Because our network development plan involves relatively low fixed costs, we are able to schedule capital expenditures to meet expected subscriber growth in each major market. Our principal fixed costs in each such market are incurred in connection with the establishment of a video transmission and telephone switching facility. To make each market economically viable, it is then necessary to construct infrastructure to connect a minimum number of subscribers to the transmission and switching facility. We phase our market entry projects to ensure that we have sufficient cash on hand to fund this construction.

Based on its current growth plan, the Company expects that it will require a substantial amount of capital to expand the development of its network and operations into new areas within its larger target markets. The Company needs capital to fund the construction of its advanced fiber optic networks, upgrade its hybrid fiber/coaxial plant and fund operating losses and repay its debts. The Company currently estimates that its capital requirements for the period from January 1, 1999 through 2000 will be approximately $1.8 billion, which include capital expenditures of approximately $700 million in 1999 and approximately $1 billion in 2000. These capital expenditures will be used principally to fund additional construction of the Company's fiber optic newtork in high density areas in the Boston, New York, Washington, D.C. and San Francisco Bay markets as well as to expand into new markets and to develop its information technology systems. These estimates are forward-looking statements that may change if circumstances related to construction, timing of receipt of regulatory approvals and opportunities to accelerate the deployment of the Company's networks do not occur as expected. In addition to the Company's own capital requirements, its joint venture partners are each expected to contribute approximately $275 million, of which approximately $120 million has been contributed, to the joint ventures through 2000 in connection with development of the Boston and Washington, D.C. markets.

In order to facilitate growth beyond 2000, the Company expects to supplement its existing available credit facilities and operating cash flow by continuing to seek to raise additional capital to increase its network coverage and pay for other capital expenditures, working capital, debt service requirements and anticipated further operating losses.

Sources of funding for the Company's further financing requirements may include vendor financing, public offerings or private placements of equity and/or debt securities, and bank loans. There can be no assurance that sufficient additional financing will continue to be available to the Company or, if available, that it can be obtained on a timely basis and on acceptable terms. Failure to obtain such financing could result in the delay or curtailment of the Company's development and expansion plans and expenditures. Any of these events could impair the Company's ability to meet its debt service requirements and could have a material adverse effect on its business.

In October 1997, the Company raised $575,000 in gross proceeds from an offering of two tranches of debt securities. The offering was comprised of $225,000 principal amount of 10% Senior Notes and $601,045 principal amount at maturity of 11 1/8% Senior Discount Notes, both due in 2007. The proceeds include $61,000 of restricted cash to be used to fund an Escrow Account to pay interest on the 10% Senior Notes for three years. In February 1998, the Company raised $350,587 in gross proceeds from an offering of $567,000 principal amount at maturity of 9.80% Senior Discount Notes, due in 2008. In June 1998, the Company raised $149,999 in gross proceeds from an offering of $256,755 principal amount at maturity of 11% Senior Discount Notes, due 2008. Also in June 1998, the Company raised $112,866 in net proceeds from an offering of 6,098,355 shares of the Company's Common Stock. The preceding Indentures all contain similar provisions. The Chase Manhattan Bank acts as Trustee for each of the Indentures. All the aforementioned Notes are general senior unsecured obligations of RCN. The 9.80% Senior Discount Notes will mature on February 15, 2008. The 9.80% Senior Discount Notes will not bear cash interest prior to February 15, 2003. Thereafter, cash interest on the notes will accrue at 9.80% per annum and will be payable semi-annually in arrears on February 15 and August 15 of each year commencing February 15, 2003. The 10% and 11 1/8% Notes (the "1997 Notes") will mature on October 15, 2007. Interest on the 10% Senior Notes is payable in cash at a rate of 10% per annum semi-annually in arrears on each April 15 and October 15, commencing April 15, 1998. The 11 1/8% Senior Discount Notes will not bear cash interest prior to October 15, 2002. Thereafter, cash interest on the notes will accrue at a rate of 11 1/8% per annum and will be payable semi-annually in arrears on April 15 and October 15 of each year commencing April 15, 2002. The 11% Senior Discount Notes will not bear cash interest prior to January 1, 2003. Thereafter, cash interest on the notes will accrue at a rate of 11% per annum and will be payable semi-annually in arrears on January 1 and July 1 of each year, commencing July 1, 2003.

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

RCN may, at its option, use the net proceeds of certain offerings of RCN Common Stock to redeem up to an aggregate of 35% of the aggregate principal amount at maturity of the debt securities issued under the Indentures at a certain premium. Upon the occurrence of a change of control, RCN must make an offer to purchase all of the debt securities issued under the Indentures then outstanding at a premium.

The Indentures contain certain convenants that, among other things, limit the ability of RCN and its subsidiaries to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations.

RCN Cable and certain of its subsidiaries ("Borrowers") have in place collaterized credit facilities comprised of a five-year revolving credit facility in the amount of $25,000 (the "Revolving Credit Facility") and an eight-year term credit facility in the amount of $100,000 (the "Term Credit Facility"), both of which facilities are governed by a single credit agreement dated as of July 1, 1997 (the "Credit Agreement"). As of December 31, 1998, $100,000 of the Term Credit Facility was outstanding. The term loan must be repaid over six years in quarterly installments, at the end of September, December, March and June of each year from September 30, 1999 through June 30, 2005. As of December 31, 1998, no principal was outstanding under the Revolving Credit Facility. Revolving loans may be repaid and reborrowed from time to time. All borrowings under the Credit Agreement will be pari passu and will be collaterized under a common collateral package.

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

The Company has indebtedness that is substantial in relation to its shareholders' equity and cash flow. At December 31, 1998, the Company has an aggregate of approximately $1,267,000 of indebtedness outstanding, and the ability to borrow up to an additional $25,000 under the Credit Agreement. The Company also has cash, temporary cash investments and short term investments aggregating approximately $1,013,000 and a current ratio of approximately 6 to 1.

On March 18, 1999, the Company announced that Hicks, Muse, Tate & Furst, through Hicks, Muse, Tate & Furst Equity Fund IV, L.P., signed a commitment to purchase up to $250 million of a new issue of Series A 7% Senior Convertible Preferred Stock ("Series A Preferred Stock") of the Company in a private placement transaction. The Series A Preferred Stock will have an annual dividend rate of 7% payable quarterly in cash or additional shares of Series A Preferred Stock at the option of the Company and will have an initial conversion price of $39.00 per share (which represents a 30% premium over the average five-day closing price of the Common Stock of the Company). The Series A Preferred Stock is convertible into Common Stock of the Company at any time. The issue has a final maturity of 15 years, but may be called by the Company after four years.

The Company also announced on March 18, 1999 that it had entered into a commitment letter with The Chase Manhattan Bank ("Chase") pursuant to which Chase has agreed to provide an aggregate principal amount of $1 billion of senior secured credit facilities to certain of the Company's wholly-owned subsidiaries. The facilities will be comprised of a seven-year senior secured revolving credit facility in an amount of $250 million, a seven-year senior secured multi-draw term loan facility in an amount of $350 million and an eight-year senior secured single-draw term loan facility in an amount of $400 million. All borrowings under the facilities will be pari passu and will be collaterilized under a common collateral package covering substantially all of the assets of the Company and its domestic subsidiaries.

As a result of the substantial indebtedness of the Company, the Company's fixed charges are expected to exceed its earnings for the foreseeable future. Based on its current plans, the Company will require substantial additional capital particularly in connection with the buildout of the Company's networks and the introduction of its telecommunications services to new markets. The leveraged nature of the Company could limit its ability to effect future financing or may otherwise restrict the Company's business activities.

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

For the year ended December 31, 1998, the Company's net cash provided by operating activities was $35,110 comprised primarily of a net loss of ($205,442) adjusted by non-cash depreciation and amortization of $89,088, other non-cash items totaling $95,569 and working capital changes of $58,133. Net cash used in investing activities of $828,176 consisted primarily of additions to property, plant and equipment of $285,867, purchase of short-term investments of $936,401, investment in unconsolidated joint venture of $20,000 and acquisitions of $47,361 (primarily the Erols, UltraNet and JavaNet acquisitions), partially offset by net sales and maturities of short-term investments of $461,795. Net cash provided by financing activities of $690,282 included the issuance of long-term debt of $502,587, proceeds from the issuance of stock of $112,866, contribution from minority interest partner of $77,849 and decrease in investments restricted for debt service of $22,375, partially offset by the repayment of long-term debt of $7,770, purchase of treasury stock of $9,301 and payments made for debt financing costs of $10,185.

For the year ended December 31, 1997, the Company's net cash provided by operating activities was $2,069, comprised primarily of a net loss of ($52,391) adjusted by non-cash depreciation and amortization of $53,205, other non-cash items totaling ($203), working capital changes of $377 and changes in other deferred expenses of $1,081. Net cash used in investing activities of $475,860 consisted primarily of purchases of short-term investments of $445,137, additions to property, plant and equipment of $79,042 and acquisitions of $30,490 (primarily acquisition of the minority interest of Freedom) partially offset by sales and maturities of short-term investments of $76,923. Net cash provided by financing activities of $634,858 consisted primarily of issuance of long-term debt of $688,000, change in affiliate notes of $97,624 and transfers from C-TEC of $89,323 partially offset by repayment of long-term debt of $141,250, transfers to C-TEC of $23,474, payments made for debt financing costs of $20,151 and an increase related to cash restricted for debt service of $61,250.

IMPACT OF THE YEAR 2000 ISSUE

Certain statements concerning Year 2000 issues, which contain more than historical information, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus subject to risks and uncertainties. Actual results may differ materially from those expressed by any forward-looking statements. The Company's Year 2000 discussion should be read in conjunction with the Company's statement on forward-looking statements which appears at the beginning of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

State of Readiness

The Company has certain information technology ("IT") systems (system used in the management of the business) and non-information technology systems ("non-IT") (System used to produce service to customers) which are subject to Year 2000 exposures and require remediation. The Company has established a Year 2000 Program Office which is staffed with personnel who address, on a full-time and ongoing basis, the Year 2000 issue. This group is led by a full-time Director who reports in the organization, on a daily basis, directly to the Senior Vice President of IT, on a periodic basis, to a Year 2000 Steering Committee comprised of the Chairman, President, Chief Financial Officer, Senior Vice President of IT and General Counsel and President of Network Technology of the Company. The Year 2000 Program Office personnel work with subject matter experts consisting of current employees from various disciplines across the Company to specifically identify these systems and implement a plan for remediation. This plan, the Year 2000 Compliance Program, includes a 5-step process of remediation as follows:

     1. inventory
     2. planning
     3. assessment
     4. repair
     5. integration

The Company has evaluated which systems are critical to its operations and has prioritized its Year 2000 remediation efforts to address these systems first. As a result, the Company is in different stages of this Program for its various systems.

For business reasons unrelated to Year 2000 issues, the Company is replacing its financial, billing, operational support, and customer services systems. These systems are critical to the Company's operations. The financial system replacement involved converting the legacy of financial systems to a state-of-the-art Oracle system. The Oracle system, which went into production use on November 1, 1998, is expected to ensure Year 2000 compliance in financial applications. The replacement systems for the Company's billing, operational support and customer services will also be Year 2000 compliant at installation. The replacement of the billing, operational support and customer service systems is in process and includes substantial risk of not progressing along the planned time line due to the scope of the project. To manage this risk, the Company has assumed that the replacement systems will not be available before the Year 2000. To ensure business continuity, and as a contingency strategy, the Company is renovating the current billing, operational support and customer service systems which are not already Year 2000 compliant. The Company's switches and head-ends are also critical systems and are either currently Year 2000 compliant or are expected to be compliant with the next vendor software upgrade. Such software upgrades are expected to be installed by June 30, 1999.

The Company expects most renovations to IT systems to be completed by May 31, 1999. The Company has begun testing of some of its critical systems and expects thorough integration testing to be completed by June 30, 1999. The Company completed an inventory of its non-IT systems which must be remediated and is in the process of developing a specific remediation plan and timetable for those systems.

The Year 2000 compliance status of interdependent third parties is not yet fully known. The Company recognizes the importance of communication with third parties to determine their plans for becoming Year 2000 compliant. The Company estimates that it has approximately 200 critical vendors and has sent surveys regarding the Year 2000 remediation to those vendors. The Company has received responses from approximately 40% of these vendors. The Company is vigorously pursuing the timely receipt of relevant information from the remaining vendors. The Company will assess its remediation plans based on those responses. The Company is also working with integrated providers and will be setting up testing, according to their communications. The Company will be reviewing the process of risk and contingency planning associated with noncompliant vendor responses. There can be no assurance that third party systems will be made Year 2000 compliant in a timely manner or that non-compliance of these systems would not have a material adverse effect on the Company's operations and financial condition.

No other IT projects have been deferred due to the Year 2000 remediation efforts.

Cost
----

Based upon its current assessment, the total cost associated with the Company's Year 2000 Compliance Program is not expected to be material to the Company's results of operations or financial position. The estimated total cost of the Company's Year 2000 Compliance Program is approximately $5,500. This is comprised of approximately $3,300 for salaries, facilities and consulting services; approximately $1,200 for program code remediation; approximately $500 for equipment replacement and approximately $500 for testing. Approximately
$400 has been incurred through December 31, 1998. The cost for replacing systems which had been planned, and for which the timeline for replacement was not accelerated due to Year 2000 issues, have not been included.

Risk Assessment and Contingencies

Through current and constant systems reassessment, the Company does not believe it is exposed to any significant Year 2000 risk with respect to its critical systems other than would be caused by substantial deviation from the plans and time frames set forth above, in particular, with respect to our ability to bill customers, track collections of receivables and provide services for new orders. The Company is currently in the process of identifying its other systems requiring remediation and intends to apply its five-step program as outlined above to these systems based on each system's priority in operations. The company is not currently able to assess the most significant risk associated with vendor non-compliance.

Item 7a. Quantitative & qualitative disclosures about market risk

The Company has adopted Item 305 of Regulation S-K "Quantitative & qualitative disclosures about market risk" which is effective in financial statements for fiscal years ending after June 15, 1998. The Company currently has no items that relate to "trading portfolios". Under the "other than trading portfolios" the Company does have four short-term investment portfolios categorized as available for sale securities that are stated at cost, which approximates market, and which are re-evaluated at each balance sheet date and one portfolio that is categorized as held to maturity which is an escrow account against a defined number of future interest payments related to the company's 10% Senior Discount Notes. These portfolios consist of Federal Agency notes, Commercial Paper, Corporate Debt Securities, Certificates of Deposit, U.S. Treasury notes, and Asset Backed Securities (see note 5). The Company believes there is limited exposure to market risk due primarily to the small amount of market sensitive investments that have the potential to create material market risk. Furthermore, the Company's internal investment policies have set maturity limits, concentration limits, and credit quality limits to minimize risk and promote liquidity. The Company did not include trade accounts payable and trade accounts receivable in the "other than trading portfolio" because their carrying amounts approximate fair value.

The objective of the Company's "other than trading portfolio" is to invest in high quality securities and seeks to preserve principal, meet liquidity needs, and deliver a suitable return in relationship to these guidelines.

                       RCN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                    For the Years Ended December 31,
                                                                    1998          1997         1996
                                                                -----------------------------------------
Sales                                                           $  210,940    $   127,297     $  104,910
Costs and expenses, excluding depreciation and amortization        262,352        134,967         79,107
Depreciation and amortization                                       89,088         53,205         38,881
Acquired in-process research and development                        18,293              -              -
Nonrecurring charges                                                     -         10,000              -
                                                                ------------------------------------------
Operating (loss)                                                  (158,793)       (70,875)       (13,078)
Interest income                                                     58,679         22,824         25,602
Interest expense                                                  (112,239)       (25,602)       (16,046)
Other (expense) income, net                                         (1,889)           131           (546)
                                                                ----------------------------------------
(Loss) before income taxes                                        (214,242)       (73,522)        (4,068)
(Benefit) provision for income taxes                                (4,998)       (20,849)           979
                                                                -----------------------------------------
(Loss) before minority interest and
  equity in unconsolidated entities                               (209,244)       (52,673)        (5,047)
Minority interest in loss of consolidated entities                  17,162          7,296          1,340
Equity in (loss) of unconsolidated entities                        (12,719)        (3,804)        (2,282)
                                                                ----------------------------------------
(Loss) before extraordinary charge and cumulative
  effect of change in accounting principle                        (204,801)       (49,181)        (5,989)
Extraordinary charge - debt prepayment penalty,
  net of tax of $1,728                                                   -         (3,210)             -
Cumulative effect of change in accounting for
  start-up costs, net of tax                                          (641)             -              -
                                                                ----------------------------------------
Net (loss)                                                       $ (205,442)     $(52,391)       $(5,989)
                                                                ========================================
Basic and diluted earnings per average common share:
(Loss) before extraordinary charge and
  cumulative effect of change in accounting principle            $    (3.35)     $  (0.89)       $ (0.11)
Extraordinary charge - debt prepayment penalty                            -      $  (0.06)             -
Cumulative effect of change in accounting
  for start-up costs                                             $    (0.01)            -              -
Net (loss)                                                       $    (3.36)     $  (0.95)       $ (0.11)
Weighted average shares outstanding                              61,187,354    54,965,716     54,918,394


See accompanying notes to Consolidated Financial Statements.

                       RCN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                                                                            December 31,
                                                                         1998       1997
                                                                     ----------------------
ASSETS
Current assets
  Cash and temporary cash investments                                $  120,126  $  222,910
  Short-term investments                                                892,448     415,603
  Accounts receivable from related parties                                6,919       9,829
  Accounts receivable, net of reserve for doubtful accounts
    of $5,766 in 1998 and $2,134 in 1997                                 27,261      13,139
  Unbilled revenues                                                       2,727       1,695
  Material and supply inventory, at average cost                          3,870       2,745
  Prepayments and other                                                  15,368       9,990
  Deferred income taxes                                                     712       4,821
  Investments restricted for debt service                                23,437      22,500
                                                                     ----------------------
Total current assets                                                  1,092,868     703,232
                                                                     ----------------------
Property, plant and equipment, net of accumulated depreciation
 of $153,304 in 1998 and $107,419 in 1997                               448,375     200,340
Investments restricted for debt service                                  19,869      39,411
Investments                                                             129,529      70,424
Intangible assets, net of accumulated amortization of
  $97,313 at December 31, 1998 and $53,388 at
  December 31, 1997.                                                    169,718      96,547
Deferred charges and other assets                                        47,256      41,038
                                                                     ----------------------
Total assets                                                         $1,907,615  $1,150,992
                                                                     ======================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current maturities of long term debt and capital lease obligations $    4,097  $        -
  Accounts payable to related parties                                     7,153       3,748
  Accounts payable                                                       65,623      24,835
  Advance billings and customer deposits                                 21,679       7,318
  Accrued interest                                                        5,267       5,549
  Accrued telephony cost of sales                                        12,000       2,739
  Accrued expenses                                                       62,250      25,516
                                                                     ----------------------
Total current liabilities                                               178,069      69,705
                                                                     ----------------------
Long-term debt                                                        1,263,036     686,103
Deferred income taxes                                                     3,281      19,612
Other deferred credits                                                   14,667       2,596
Minority interest                                                        77,116      16,392
Commitments and contingencies
Preferred stock: authorized 25,000,000 shares                                 -           -
Common shareholders' equity:
  Common stock, par value $1 per share: Authorized 100,000,000 shares:
    Issued 65,477,493 and 54,989,870 shares at
      December 31, 1998 and 1997, respectively                           65,477      54,989
Additional paid-in capital                                              539,770     321,766
Cumulative translation adjustments                                       (3,055)     (3,055)
Unrealized appreciation on investments                                    1,113           -
Treasury stock, 557,000 shares at cost at December 31, 1998              (9,301)          -
Deficit                                                                (222,558)    (17,116)
                                                                     ----------------------
Total common shareholders' equity                                       371,446     356,584
                                                                     ----------------------
Total liabilities and shareholders' equity                           $1,907,615  $1,150,992
                                                                     ======================

See accompanying notes to Consolidated Financial Statements.

                       RCN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (THOUSANDS OF DOLLARS)

                                                                         For the Years Ended December 31,
                                                                        1998           1997          1996
                                                                     -----------------------------------------
Cash flows from operating activities
  Net (loss)                                                         $ (205,442)    $ (52,391)   $  (5,989)
  Gain on  pension curtailment/settlement                                     -             -       (3,437)
  Accretion of discounted debt                                           80,925         8,103            -
  Amortization of financing costs                                         2,816           408            -
  Acquired in-process research and development                           18,293             -            -
  Gain on sale of partnership interest                                        -          (661)           -
  Extraordinary item - debt  prepayment penalty                               -         3,210            -
  Depreciation and amortization                                          89,088        53,205       38,881
  Deferred income taxes and investment tax credits, net                  (6,147)      (10,503)      (6,477)
  Provision for losses on accounts receivable                             4,125         2,732        1,788
  Equity in loss of unconsolidated entities                              12,719         3,804        2,282
  Minority interest                                                     (17,162)       (7,296)      (1,340)
  Net change in certain assets and liabilities,
    net of business acquisitions:
    Accounts receivable and unbilled revenues                             3,500       (14,979)      (3,780)
    Material and supply inventory                                        (1,109)       (1,605)        (814)
    Accounts payable                                                     28,456        11,193        2,954
    Accrued expenses                                                     37,446         3,353        4,283
    Accounts receivable from related parties                              2,910         3,180        1,572
    Accounts payable to related parties                                   3,405        (1,132)      (5,448)
    Unearned revenue                                                    (17,629)            -            -
    Other, net                                                            1,154           367          597
Other                                                                    (2,238)        1,081       (1,241)
                                                                     -------------------------------------
Net cash provided by operating activities                                35,110         2,069       23,831
                                                                     -------------------------------------
Cash flows from investing activities:
  Additions to property, plant and equipment                           (285,867)      (79,042)     (38,548)
  Purchase of short-term investments                                   (936,401)     (445,137)     (75,091)
  Sales and maturities of short-term investments                        461,795        76,923      149,086
  Acquisitions, net of cash acquired                                    (47,361)      (30,490)     (30,090)
  Investment in unconsolidated joint venture                            (20,000)            -            -
  Purchase of loan receivable                                                 -             -      (13,088)
  Proceeds from sale of partnership interest                                  -         1,900            -
  Other                                                                    (342)          (14)      (1,646)
                                                                     -------------------------------------
Net cash used in investing activities                                  (828,176)     (475,860)      (9,377)
                                                                     -------------------------------------

                       RCN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (THOUSANDS OF DOLLARS)

Cash flows from financing activities
  Repayment of long-term debt and capital leases                         (7,770)     (141,250)     (44,750)
  Issuance of long-term debt                                            502,587       688,000       19,000
  Proceeds from the issuance of stock                                   112,866             -            -
  Purchase of treasury stock                                             (9,301)            -            -
  Contribution to minority interest partner                                (108)            -            -
  Change in affiliate notes, net                                              -        97,624       32,802
  Extraordinary item - debt prepayment penalty                                -        (3,210)           -
  Payments made for debt financing costs                                (10,185)      (20,151)           -
  Cash contribution from minority interest partner                       77,849         9,016            -
  Decrease (increase) related to investments
    restricted for debt service                                          22,375       (61,250)           -
  Proceeds from the exercise of stock options                             1,969           230            -
  Transfers from C-TEC                                                        -        89,323       78,550
  Transfers (to) C-TEC                                                        -       (23,474)     (76,211)
                                                                     -------------------------------------
Net cash provided by financing activities                               690,282       634,858        9,391
                                                                     -------------------------------------
Net increase (decrease) in cash and temporary cash investments         (102,784)      161,067       23,845
Cash and temporary cash investments at beginning of year                222,910        61,843       37,998
                                                                     -------------------------------------
Cash and temporary cash investments at end of year                   $  120,126      $222,910      $61,843
                                                                     =====================================
Supplemental disclosures of cash flow information
Cash paid during the periods for:
  Income taxes                                                       $   1,047       $  1,090      $   549
                                                                     =====================================
  Interest (net of $1,636 capitalized in 1998)                       $  28,781       $ 16,536      $16,046
                                                                     =====================================

See accompanying notes to Consolidated Financial Statements

                       RCN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (THOUSANDS OF DOLLARS)

Supplemental Schedule of Non-Cash Investing and Financing Activities

In February 1998, RCN completed the acquisition of Erols Internet, Inc. The transaction was accounted for as a purchase.

A summary of the transaction is as follows:
      Fair value of assets acquired                                $   147,000
      Less:
      Fair value of RCN stock issued                                   (45,000)
      Fair value of stock options exchanged                            (11,000)
      Liabilities assumed                                              (55,000)
                                                                   -----------
      Net cash paid (including out of pocket expenses of
        approximately $1,400 and repayment of debt
         of approximately $5,100)                                  $    36,000
                                                                   ===========

RCN expects to contribute to Starpower approximately 60% of the subscribers and related unearned revenue acquired in the acquisition of Erols.

In February 1998, RCN completed the acquisition of UltraNet.
The transaction was accounted for as a purchase.

A summary of the transaction is as follows:

      Fair value of assets acquired                                $    41,500
      Less:
      Fair value of RCN stock issued                                   (26,200)
      Fair value of stock options exchanged                             (1,900)
      Liabilities assumed                                               (5,700)
                                                                   -----------
      Net cash paid                                                $     7,700
                                                                   ===========

In June 1998, RCN completed the acquisition of Interport Communications, Corp. The transaction was accounted for as a purchase

A summary of the transaction is as follows:

      Fair value of assets acquired                                $    11,000
      Less:
      Fair value of RCN stock issued                                    (8,500)
      Liabilities assumed                                               (1,200)
                                                                   -----------
      Net cash paid                                                $     1,300
                                                                   ===========

In June 1998, RCN completed the acquisition of Lancit Media Entertainment, Ltd. The transaction was accounted for as a purchase.

A summary of the transaction is as follows:

       Fair value of assets acquired                               $    14,800
       Less:
       Fair value of RCN stock issued                                   (7,400)
       Liabilities assumed                                              (7,000)
                                                                   -----------
       Net cash paid                                               $       400
                                                                   ===========

In July 1998, RCN completed the acquisition of JavaNet, Inc. The transaction was accounted for as a purchase.

A summary of the transaction is as follows:

       Fair value of assets acquired                               $    21,800
       Less
       Fair value of RCN stock issued                                  (13,400)
       Liabilities assumed                                              (4,700)
                                                                   -----------
       Net cash paid                                               $     3,700
                                                                   ===========

In March 1997, the Company acquired the portion of Freedom which it did not already own. The transaction was accounted for as a purchase.

A summary of the transaction is as follows:

      Fair value of assets acquired                                $    26,188
      Non-capitalizable costs                                           10,000
      Reduction of minority interest                                     3,812
                                                                   -----------
      Net cash paid                                                $    40,000
                                                                   ===========

In 1996, C-TEC acquired an 80.1% interest in Freedom New York, L.L.C. The acquisition was accounted for as a purchase.
A summary of the acquisition is as follows:

      Fair value of assets acquired                                $    42,548
      Less:
      Liabilities assumed                                               (7,621)
      Deferred tax asset recognized                                        167
      Minority interest recognized                                      (6,188)
                                                                   -----------
      Net cash paid                                                $    28,906
                                                                   ===========

In 1997, certain intercompany accounts receivable and payable and intercompany note balances were transferred to Shareholders' Net Investment in connection with the Distribution.

BECO's contribution of the IRU to the RCN-BECOCOM joint venture (Note 7) is included in "Telecommunications Network" at its fair value.


See accompanying notes to Consolidated Financial Statements

                       RCN CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                            (THOUSANDS OF DOLLARS)

                                                                                                          Unrealized
                                                Additional                   Shareholder's  Cumulative   appreciation    Total
                                        Common    Paid              Treasury     Net        Translation       on      Shareholders'
                                        Stock   in Capital  Deficit  Stock   Investment     Adjustment   Investments     Equity
                                        ------- ----------  ------- -------- -----------  -------------- ------------ ------------
Balance, December 31, 1995              $     1 $        -  $     - $      -  $  396,674   $    (2,606)  $         -   $  394,069
  Net Loss                                                                        (5,989)                                  (5,989)
  Transfers from C-TEC                                                             3,134                                    3,134
  Cumulative translation adjustment                                                               (449)                      (449)
                                        ------- ----------  ------- --------  -----------   ------------  -----------  -----------
Balance, December 31, 1996                    1          -        -        -     393,819        (3,055)            -      390,765
  Net loss from 1/1/97 through 9/30/97                                           (35,275)                                 (35,275)
  Net loss from 10/1/97 through 12/31/97                    (17,116)                                                      (17,116)
  Transfers from C-TEC                                                            17,980                                   17,980
  Common stock issued in connection
    with the distribution                54,968    321,556                      (376,524)                                       -
  Stock plan transactions                    20        210                                                                    230
                                        ------- ----------  ------- --------  -----------   ------------  -----------  -----------
Balance, December 31, 1997               54,989    321,766  (17,116)       -          -         (3,055)            -      356,584
  Net loss                                                 (205,442)                                                     (205,442)
  Common stock offering                   6,099    106,767                                                                112,866
  Stock plan transactions                   436      2,001                                                                  2,437
  Stock and stock options issued
    in connection with acquisitions       3,953    109,258                                                                113,211
  Purchase of treasury stock                                          (9,301)                                              (9,301)
  Unrealized appreciation on investments                                                                       1,113        1,113
  Other                                               (22)                                                                    (22)
                                        ------- --------- --------- --------  -----------  ------------  -----------  -----------
Balance, December 31, 1998              $65,477 $ 539,770 $(222,558)$ (9,301) $        -   $    (3,055)  $     1,113  $   371,446
                                        ======= ========= ========= ========  ==========   ============  ===========  ===========

See accompanying notes to Consolidated Financial Statements

                       RCN CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                  Common                 Treasury                  Shares
                                               Shares Issued              Stock                 Outstanding
                                               -------------             ---------              -----------
Balance, December 31, 1995                           1,400                      -                    1,400
  Net Loss
  Transfers from C-TEC
  Cumulative translation adjustments
                                               -------------             ---------              -----------
Balance, December 31, 1996                           1,400                     -                     1,400
  Net loss from 1/1/97 through 9/30/97
  Net loss from 10/1/97 through 12/31/97
  Transfers from C-TEC
  Common stock issued in connection with
    the distribution                            54,967,952                                      54,967,952
  Stock plan transactions                           20,518                                          20,518
                                               -------------             ---------              -----------
Balance, December 31, 1998                      54,989,870                      -               54,989,870
  Net loss
  Common stock offering                          6,098,355                                       6,098,355
  Stock plan transactions                          436,342                                         436,342
  Stock issued in connection with acquisitions   3,952,926                                       3,952,926
  Purchase of treasury stock                                             (557,000)                (557,000)
  Unrealized appreciation on investments
                                              -------------             ---------              -----------
Balance, December 31, 1998                      65,477,493               (557,000)              64,920,493
                                              =============             ==========             ===========

See accompanying notes to Consolidated Financial Statements

                                RCN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)

1. BACKGROUND AND BASIS OF PRESENTATION

RCN Corporation (the "Company" or "RCN") provides a wide range of telecommunications services through high speed, high capacity advanced fiber optic networks. RCN currently offers local and long distance telephone, video and data services, including high speed Internet access. We provide our services primarily to residential customers in selected markets with high levels of population density and favorable demographics. RCN's initial advanced fiber optic networks have been established in selected markets in the Boston to Washington D.C. corridor and RCN has begun developing advanced fiber optic networks in the San Francisco to San Diego corridor.

Prior to September 30, 1997, RCN Corporation was operated as part of C-TEC Corporation ("C-TEC"). On September 30, 1997, C-TEC distributed 100 percent of the outstanding shares of common stock of its wholly owned subsidiaries, RCN and Cable Michigan, Inc. ("Cable Michigan") to holders of record of C-TEC's Common Stock and C-TEC's Class B Common Stock as of the close of business on September 19, 1997 (the "Distribution") in accordance with the terms of a Distribution Agreement dated September 5, 1997 among C-TEC, RCN and Cable Michigan. At the time of the distribution RCN consisted primarily of C-TEC's bundled residential voice, video and Internet access operations in the Boston to Washington, D.C. corridor, its existing New York, New Jersey and Pennsylvania cable television operations, a portion of its long distance operations and its international investment in Megacable, S.A. de C.V.("Megacable"). C-TEC's corporate services group and corporate financial services company both became subsidiaries of RCN immediately coincident with the Distribution. Cable Michigan, Inc. consisted of C-TEC's Michigan cable operations, including its 62% ownership in Mercom, Inc. In connection with the Distribution, C-TEC changed its name to Commonwealth Telephone Enterprises, Inc. ("CTE").

CTE, RCN and Cable Michigan have entered into certain agreements providing for the Distribution, and governing various ongoing relationships, including the provision of support services, between the three companies, including a distribution agreement and a tax-sharing agreement.

On November 6, 1998, Cable Michigan announced that its sale to Avalon Cable of Michigan, Inc. was complete. As a result of the sale, Cable Michigan has no ongoing support services relationship with RCN and CTE.

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

C-TEC's corporate services group had historically provided substantial support services such as finance, cash management, legal, human resources, insurance and risk management and its financial statements are included in the consolidated financial statements of the Company. Prior to the Distribution, the corporate office allocated the cost for these services pro rata among the business units supported primarily based on assets; contribution to consolidated earnings before interest, depreciation, amortization, and income taxes; and number of employees. In the opinion of management, the method of allocating these costs is reasonable; however, the costs of these services remaining with the Company after allocation to C-TEC's other business units are not necessarily indicative of the costs that would have been incurred by the Company on a stand-alone basis. It is not practicable to estimate the expenditures for allocated support services that RCN would have incurred on a stand-alone basis. The historical expense levels for these services after allocation to CTE and Cable Michigan were approximately $8,000 for both 1996 and the nine months ending September 30,1997. The Company expects that its expense levels for these services on a forward-looking basis will exceed the historical levels due to growth and increasing complexity of the business. Also included in the Company's consolidated financial statements are the financial statements of the corporate financial services company which invests excess cash of, and advances funds to, the Company and prior to the Distribution, C-TEC. The financial services company charges interest expense on outstanding advances and pays interest income on excess cash invested for affiliates.

The consolidated financial statements include the accounts of all wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. The Company has a 40% interest in Megacable, a Mexican cable television system operator and accounts for its investment by the equity method. The RCN-BECOCOM joint venture which the Company controls and in which the minority investors do not possess significant veto rights is consolidated. The Starpower joint venture is accounted for by the equity method.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates -
------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Temporary Cash Investments -
------------------------------------
For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be temporary cash investments. Temporary cash investments are stated at cost which approximates market.

Short Term Investments and Investments Restricted for Debt Service -
------------------------------------------------------------------
Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date in accordance with Statement of Financial Accounting Standards No. 115 - "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 1998 and 1997, marketable debt and equity securities have been categorized as available for sale. The Company states its short term investments at cost, which approximates market. Investments restricted for debt service have been categorized as held to maturity since management has the positive intent and ability to hold such securities to maturity. At December 31, 1998, investments restricted for debt service are comprised of U.S. Treasury notes and Federal Agency notes and are stated at cost, which approximates market.

Property, Plant and Equipment and Depreciation -
----------------------------------------------
Property, plant and equipment reflects the original cost of acquisition or construction, including related payroll and costs such as taxes, fringe benefits, and certain general administrative costs.

Depreciation is provided on the straight-line method based on the useful lives of the various classes of depreciable property. The average estimated lives of depreciable property, plant and equipment are:
                                                            Lives
                                                            -----
Telecommunications Network                              5-22.5 years
Computer Equipment                                        3-10 years
Buildings and leasehold improvements                      5-45 years
Furniture, fixtures and vehicles                          3-10 years
Other                                                     5-10 years

Repairs of all property, plant and equipment and minor replacements and renewals are charged to expense as incurred. Major replacements and betterments are capitalized. Gain or loss is recognized on major retirements and dispositions.

Intangible Assets -
-----------------
Intangible assets are amortized on a straight-line basis over the expected period of benefit ranging from 1 to 15 years.

Accounting for Impairments -
--------------------------
The Company follows the provisions of Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). No impairment losses have been recognized by the Company pursuant to SFAS 121.

Revenue Recognition -
-------------------
Local telephone service revenue is recorded as earned based on tariffed rates. Long distance telephone service revenue is recorded based on minutes of traffic processed and tariffed rates or contracted fees. Revenues from cable programming services are recorded in the month the service is provided. Internet access service revenues are recorded based on contracted fees.

Advertising Expense -
-------------------
Advertising costs are expensed as incurred. Advertising expense charged to operations was $28,841, $12,203 and $1,441 in 1998, 1997 and 1996, respectively.

Debt Issuance Costs -
--------------------
Debt Issuance Costs are amortized over the life of the note. Debt Issuance costs charged to operations were $2,816 and $408 in 1998 and 1997, respectively.

Stock Based Compensation -
------------------------
The Company applies Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock plans. The Company has adopted the disclosure - only provisions of Statement of Financial Accounting Standards No. 123 - "Accounting for Stock-Based Compensation" ("SFAS 123").

Income Taxes  -
------------
The Company and its subsidiaries report income for federal tax purposes on a consolidated basis. Prior to the Distribution, the Company and its subsidiaries were included in the consolidated federal income tax return of C-TEC. Income tax expense is allocated to subsidiaries on a separate return basis except that the Company's subsidiaries receive benefit for the utilization of net operating losses and investment tax credits included in the consolidated return even if such losses and credits could not have been used on a separate return basis.

The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes."

Foreign Currency Translation -
----------------------------
The Company has a 40% interest in Megacable. For purposes of determining its equity in the earnings of Megacable, the Company translates the revenues and expenses of Megacable into U.S. dollars at the average exchange rates that prevailed during the period. Assets and liabilities are translated into U.S. dollars at the rates in effect at the end of the fiscal period. Prior to 1997, the Company's share of the gains or losses that result from this process are shown in the cumulative translation adjustment account in the common shareholders' equity section of the balance sheet. Effective January 1, 1997, since the three-year cumulative rate of inflation at December 31, 1996 exceeded 100%, Mexico is treated for accounting purposes as having a highly inflationary economy through December 31, 1998 since the three-year cumulative rate of inflation at December 31, 1996 exceeded 100%, Mexico is treated for accounting purposes as having a hgihly inflationary economy. As a result, the financial statements of Megacable are remeasured as if the functional currency were the U.S. dollar. The remeasurement of the Mexican peso into U.S. dollars creates translation adjustments which are included in net income. The Company's proportionate share of gains and losses resulting from transactions of Megacable, which are made in currencies different from its own, are included in income as they occur.

Earnings Per Share -
--------------------
The Company has adopted Statement of Financial Accounting Standards No. 128 - Earnings Per Share ("SFAS 128"). Basic earnings (loss) per share is computed based on net income (loss) divided by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings (loss) per share is computed based on net income (loss) divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of stock options during periods in which the Company incurs a loss from continuing operations is not included since the effect is anti-dilutive.

Comprehensive Income -
--------------------
In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 130 - "Reporting Comprehensive Income" ("SFAS 130"). This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997. The Company primarily has two components of comprehensive income, cumulative translation adjustments and unrealized appreciation on investments: Since the cumulative foreign currency translation adjustment was unchanged during 1998 the only applicable adjustment required to determine comprehensive income was the unrealized appreciation on investments which approximates $1,113 at December 31, 1998. The amount of other comprehensive loss for the year ended December 31, 1998 was ($204,329).

3.  EARNINGS PER SHARE

The number of stock options which would have been converted in 1998 and have a dilutive effect if the Company had income from continuing operations is 3,198,493.

For periods prior to October 1, 1997, during which the Company was a wholly-owned subsidiary of C-TEC, earnings (loss) per share was calculated by dividing net income (loss) by the number of average common shares of C-TEC outstanding, based upon a distribution ratio of one share of Company common equity for each share of C-TEC common equity owned.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations:

Years Ended December 31,                                  1998        1997         1996
                                                      ----------   ----------    ----------
(Loss) income before extraordinary charge and
 cumulative effect of change in accounting
 principle                                          $  (204,801)  $   (49,181)  $    (5,989)
                                                    ===========   ===========   ===========
Basic (loss) earnings per average common share:
Weighted average shares outstanding                  61,187,354    54,965,716    54,918,394

(Loss) income per average common share before
  extraordinary charge and cumulative effect of
  change in accounting principle                    $     (3.35) $      (0.89)  $     (0.11)

Diluted (loss) earnings per average common share:
Weighted average shares outstanding                  61,187,354    54,965,716    54,918,394

Dilutive shares resulting from stock options                  -             -             -
                                                    -----------   -----------   -----------
                                                     61,187,354    54,965,716    54,918,394
                                                    ===========   ===========   ===========
(Loss) per average common share before
  extraordinary charge and cumulative effect
  of change in accounting principle                 $     (3.35)  $     (0.89)  $     (0.11)

4.  BUSINESS COMBINATIONS

In February 1998, the Company acquired Erols Internet, Inc. ("Erols"). The total approximate consideration was $36,000 in cash including out of pocket costs of approximately $1,400 and the assumption and repayment of debt of approximately $5,100 and RCN Common Stock with a fair value of approximately $45,000 at the time of issuance. Additionally, the purchase price includes approximately $11,000 representing the fair value of Erols stock options which were converted to RCN stock options in connection with the acquisition.The transaction was accounted for by the purchase method of accounting.

RCN contributed to Starpower approximately 60% of the subscribers and related unearned revenue acquired in the acquisition of Erols. (Note 7). RCN contributed to RCN-BECOCOM approximately 1% of the subscribers and related unearned revenue acquired in the acquisition of Erols.

Goodwill of approximately $ 35,000 was recorded in connection with the acquisition of Erols and contribution to Starpower. Such goodwill includes the value assigned to certain current products and technologies, primarily residential dial-up and dedicated Internet access, and Internet advertising. Such goodwill is being amortized over approximately four years.

In February 1998, the Company acquired Ultranet Communications, Inc. ("Ultranet"). The total approximate consideration was $7,700 in cash including cash payments aggregating approximately $503 to certain holders of Ultranet stock options and RCN Common Stock with a fair value of approximately $26,200 at the time of issuance. Additionally, the purchase price includes approximately $1,900 representing the fair value of UltraNet stock options which were converted to RCN stock options in connection with the acquisition.The transaction was accounted for by the purchase method of accounting.

RCN contributed to RCN-BECOCOM approximately 30% of the subscribers acquired in the acquisition of Ultranet.

Goodwill of approximately $31,100 was recorded in connection with the acquisition of Ultranet and contribution to RCN-BECOCOM. Such goodwill includes the value assigned to certain current products and technologies, primarily residential dial-up and high speed Internet access. Such goodwill is being amortized over approximately four years.

In connection with the acquisitions of Erols and UltraNet, RCN has allocated $13,228 for Erols and $5,065 for UltraNet to in-process research and development ("IPR&D"). Specifically, four projects were identified which qualified as IPR&D by definition of not having achieved technological feasibility and representing technology which at the point of acquisition offered no alternative use than the defined project. The fair value of the IPR&D projects associated with these acquisitions is based upon a discounted cash flow analysis modified to represent only that portion of the project associated with completed research and developments efforts at the date of acquisition. The IPR&D valuation charge was measured by the stage of completion method. The expected completion percentages are estimated based on the latest available financial information at the date of acquisition and were established on a project by project basis primarily calculated by dividing the costs incurred to date by the total expected R&D expenses specific to the project. The significant assumptions utilized by management were as follows:

Cash flow projections, utilizing risk adjusted discount rates of between 35% and 40% for Erols projects, commenced in 1998, and were expected to grow significantly in 1999 and 2000. Cash flow projections, utilizing risk adjusted discount rates of between 30% and 33% for UltraNet projects, were expected to commence in 1999, growing significantly in 2000 and 2001. The IPR&D projections are founded on significant assumptions with regard to timing of market entrance, levels of penetration, and costs of provisioning.

RCN is constructing new telecommunications networks. The margins on products expected to result from acquired in-process technologies in some cases represent higher margins than RCN's margins on existing products primarily due to the efficiencies in delivering multiple products, including bundled-service offerings, over a single state of the art high capacity fiber optic network.
For both the Erols and the UltraNet acquisitions, RCN identified the R&D development projects to include -

  - Cable Modem Internet access for subscribers, consisting of projects to develop the hardware, systems and software to permit subscribers to be offered high-speed Internet access through direct cable connection. The remaining development effort is concerned with technical standards for this service and with the design and integration of this product into RCN's cable and fiber optic network. RCN management estimated that this project for both acquisitions was approximately 70% complete and that each had approximately $250 of direct development expense remaining to be spent in 1998 and 1999, with planned revenues from this service expected to begin thereafter.

  -Internet Telephony, representing projects to develop the potential for dial-up telephone service through the Internet. This service area presented significant technical challenges as well as political, commercial and market challenges to be faced before service could be offered to subscribers. Since at the acquisition date neither hardware nor systems have been acquired or developed in support of this new product, a high degree of development activity remains. RCN management estimated that this project for both acquisitions was only approximately 20% complete and that the remaining development cost at the date of acquisition was approximately $1,000 in 1998, $2,000 in 1999 and $5,000 in 2000 with revenues from this service expected to begin thereafter.

  - E-Commerce Systems, consisted of the companies' efforts to develop a suitable system that would permit subscribers to conduct commercial activities
  over the Internet.   Following evaluation of commercially-available packages,
  none were capable of meeting subscriber needs and development of the suitable system was undertaken. RCN management estimated that the project for both acquisitions was approximately 90% complete and that each had about $25 of development expense remaining to be spent in 1998 with revenues from this service expected to begin thereafter.

  -High-speed shared office Internet access, representing a blending of fiber optic and Internet networking technologies, was under development as a package to be offered to commercial clients. While the technical challenges were still being addressed at the acquisition date, there was no certainty that this system would result in a competitive product offering in the market. The management of RCN estimated that the project for both acquisitions was approximately 75% complete and that each had less that $25 of development expense remaining to be spent in 1998 with revenues from this service expected to begin thereafter.

Relative to the qualifiation of these projects as IPR&D projects under the meaning within Statement of Financial Accounting Standards No. 2
("SFAS 2"), each represented at the date of acquisition a development project associated with new and uncertain technology that was incomplete and had not reached technical feasibility. Further, the technology under development in each of these areas was not seen to present opportunities for alternative future use should the comtemplated development project fail to achieve completion. In each of the above projects, the uncertainty associated with each, in the absence of a successful product introduction, may result in the possible abandonment of the project and the loss of both invested development funds and the profit contributions that such projects were expected to bring to the business as a whole.

In June 1998, the Company acquired Interport Communications Corp. ("Interport"). The total approximate consideration for the transaction was $1,300 in cash and RCN Common Stock with a fair value of approximately $8,500 at the time of issuance. The transaction was accounted for by the purchase method of accounting. Approximately $7,200 has been allocated to goodwill. Such goodwill is being amortized over approximately four years.

In June 1998, the Company acquired Lancit Media Entertainment, Ltd. ("Lancit"), a producer of high quality children's programming. The total approximate consideration for the transaction was $400 in cash and RCN Common Stock with a fair value of approximately $7,400 at the time of issuance. The transaction was accounted for by the purchase method of accounting. Approximately $9,500 has been allocated to goodwill. Such goodwill is being amortized over approximately five years.

In July 1998, the Company acquired Javanet, Inc. ("Javanet"). The total approximate consideration for the transaction was $3,700 in cash and RCN Common Stock with a fair value of approximately $13,400 at the time of issuance. The transaction was accounted for by the purchase method of accounting. Approximately $14,800 has been allocated to goodwill. Such goodwill is being amortized over approximately three years.

RCN contributed to RCN-BECOCOM approximately 6% of the subscribers acquired in the acquisition of Javanet.

In August 1996, FNY Holding Company, Inc., formerly a wholly-owned subsidiary of C-TEC ("FNY") acquired from Kiewit Telecom Holdings, C-TEC's controlling shareholder at the time, an 80.1% interest in Freedom New York, LLC and all related rights and liabilities ("Freedom") for cash consideration of approximately $29,000. In addition, FNY assumed liabilities of approximately $7,600. (In March 1996, Freedom had acquired the wireless cable television business of Liberty Cable Television). The acquisition was accounted for as a purchase, and accordingly, Freedom is included in the Company's consolidated financial statements since September 1996. The full fair value of assets acquired and liabilities assumed has been reflected in the Company's financial statements with minority interest reflecting the separate 19.9% ownership.

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

In March 1997, the Company paid $15,000 in full satisfaction of contingent consideration payable for the original acquisition of Freedom. Additionally, pursuant to the terms of the Freedom Operating Agreement, the assets of RCN Telecom Services of New York, Inc., a wholly-owned subsidiary of RCN, were contributed to Freedom, in which the Company had an 80.1% ownership interest prior to such contribution. Subsequent to this contribution, the Company paid $15,000 to acquire the minority ownership of Freedom. These amounts were primarily allocated to excess cost over fair value of net assets acquired and are being amortized over a period of approximately six years. The Company also paid $10,000 to terminate a marketing services agreement between Freedom and an entity controlled by Freedom's former minority owners. The Company charged this amount to operations for the quarter ended March 31, 1997.

The following unaudited pro forma summary presents information as if the acquisitions of Erols, Ultranet, Interport, Javanet and Lancit had occurred at the beginning of 1997 and as if the acquisition of Freedom had occurred at the beginning of 1996. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the consolidated entities.

                                                          Years Ended
December 31,                                     1998         1997        1996
                                              ---------    ---------    ---------
(Unaudited)
Proforma Data:
Sales                                         $ 226,272    $ 159,611     $110,116
(Loss) from continuing operations before
  extraordinary items                         $(220,271)   $(106,338)    $(20,189)
Net (loss)                                    $(220,912)   $(109,548)    $(16,807)
Earnings Per Share:
(Loss) from continuing operations before
  extraordinary items                         $   (3.53)   $   (1.80)    $   (.37)
Net (loss)                                    $   (3.54)   $   (1.86)    $   (.31)

5.  SHORT-TERM INVESTMENTS

Short-term investments, stated at cost, include the following at December 31, 1998 and 1997:


                                                                 1998           1997
                                                               --------       --------
Federal Agency notes                                           $126,580       $110,966
Commercial Paper                                                 85,234         43,859
Corporate debt securities                                       417,378        222,785
Certificates of deposit                                          14,997         37,993
U.S. Treasury notes                                              84,399              -
Asset backed securities                                         163,860              -
                                                               --------       --------
Total                                                          $892,448       $415,603
                                                               ========       ========

At December 31, 1998, short term investments with an amortized cost of $606,493 have contractual maturities of one to three years. All remaining short term investments have contractual maturities under one year.

6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31,

                                                          1998        1997
                                                       ----------  ----------
Telecommunications plant                                $398,746    $234,628
Computer equipment                                        43,439       3,841
Buildings, leasehold improvements and land                22,653      16,607
Furniture, fixtures and vehicles                          31,430      24,077
Construction in process                                  104,161      28,195
Other                                                      1,250         411
                                                       ---------    --------
Total property, plant and equipment                      601,679     307,759
Less accumulated depreciation                           (153,304)   (107,419)
                                                       ---------    --------
Property, plant and equipment, net                     $ 448,375    $200,340
                                                       =========    ========

Depreciation expense was $39,000, $24,257 and $19,372 for the years ended December 31, 1998, 1997 and 1996, respectively.


7.  INVESTMENTS AND JOINT VENTURES

Investments at December 31, are as follows:

                                                           1998         1997
                                                         ---------    --------
Megacable                                                $ 67,978     $ 70,363
Starpower Communications, LLC                              61,495            -
Other                                                          56           61
                                                         --------     --------
Total Investments                                        $129,529     $ 70,424
                                                         ========     ========

At December 31, 1998 and 1997, the Company has a 50% interest in Starpower and a 40% interest in Megacable. The Company accounts for these investments on the equity method.

a.  RCN-BECOCOM
The Company and Boston Edison Company ("BECO"), through wholly-owned subsidiaries, are 51% and 49% partners (see Note 20), respectively, in RCN-BECOCOM, a joint venture with a term expiring in the year 2060. RCN-BECOCOM was organized to own and operate an advanced fiber optic telecommunications network and to provide, in the market in and around Boston, Massachusetts, voice, video and data services, as well as the communications support component of energy related customer services offered by BECO.

RCN manages the business of RCN-BECOCOM pursuant to the terms of a management agreement with an initial term expiring on December 31, 2001.

BECO has transferred to RCN-BECOCOM, an indefeasible right of use of certain of its network facilities through the year 2060.

During 1998, the Company contributed to RCN-BECOCOM the Internet business in the RCN-BECOCOM market, acquired in acquisitions, including approximately 30% of the subscribers acquired from UltraNet, 1% of the subscribers acquired from Erols and 6% of the subscribers acquired from Javanet. The total value of the Internet businesses contributed to the joint venture was agreed to in arms-length negotiations between the joint venture partners, based on the proportion of subscribers contributed to RCN-BECOCOM to total subscribers acquired from UltraNet, Erols and Javanet, respectively.

BECO has the right to convert its ownership interest in RCN-BECOCOM into RCN Common stock pursuant to specific terms and conditions.

b. Starpower
The Company and PEPCO, through wholly-owned subsidiaries, are each 50% partners in Starpower, a joint venture with a perpetual term.

Starpower was formed to construct, own, lease, operate and market a network for the selling of voice, video, data and other telecommunications services to all potential commercial and residential customers in the Washington, D.C. Market.

A subsidiary of RCN provides support services including customer service, billing, marketing and certain administrative, accounting and technical support services, each of which are provided at cost.

During 1998, the Company contributed to Starpower the Internet business in the Starpower market, acquired in the acquisition of Erols, including approximately 60% of the subscribers acquired from Erols, and related unearned revenue. The total value of the Internet business contributed to the joint venture was agreed to in arms-length negotiations between the joint venture partners, based on the proportion of subscribers contributed to Starpower to total subscribers acquired from Erols.

c. Megacable
The basis of the Company's investment in Megacable exceeded its underlying equity in the net assets of Megacable when acquired in 1995 by approximately $94,000 which excess is being amortized on a straight-line basis over 15 years. At December 31, 1998, the unamortized excess over the underlying equity in the net assets was $69,605. The Company recorded its proportionate share of (losses) and amortization of excess cost over net assets of ($2,385), ($3,869) and ($2,190) in 1998, 1997 and 1996, respectively.

Effective January 1, 1997 since the three-year cumulative rate of inflation at December 31, 1996 exceeded 100%, Mexico is being treated for accounting purposes under Statement of Financial Accounting Standards No. 52 - "Foreign Currency Translation", as having a highly inflationary economy through December 31, 1998. As a result, the financial statements of Megacable are remeasured as if the functional currency were the U.S. dollar. The remeasurement of the Mexican peso into U.S. dollars creates translation adjustments which are included in net income. Exchange gains (losses) of $(768), $(12), and $247 in 1998, 1997, and 1996, respectively, including translation losses in 1998 and 1997, are included in the respective statements of operations through the Company's proportionate share of losses of Megacable.

The following table reflects the summarized financial position and results of operations of Megacable as of and for the years ended December 31, 1998 and 1997:
                                                       (U.S. Dollars)
                                                      1998       1997
                                                    --------   --------
Assets                                              $ 96,410   $ 76,323
Liabilities                                         $ 18,629   $  8,347
Stockholders' equity                                $ 77,781   $ 67,976
Sales                                               $ 37,480   $ 30,441
Costs and expenses                                  $ 27,624   $ 23,389
Foreign currency transaction gains (losses)         $ (1,921)  $    (31)
Net income                                          $  9,739   $  6,653

8.  INTANGIBLE ASSETS

Intangible assets consist of the following at December 31,

                                                       Amortization period      1998       1997
                                                       -------------------    --------   --------
Franchises and subscriber lists                            2-10  years        $ 85,984   $ 79,273
Acquired current products/technologies                        4  years          72,629          -
Noncompete agreements                                       5-8  years          11,100     11,209
Goodwill                                                   3-10  years          57,447     42,787
Building access rights                                      3-4  years          15,295     15,197
Other intangible assets                                    1-15  years          24,576      1,469
                                                                              --------   --------
Total intangible assets                                                        267,031    149,935
Less accumulated amortization                                                  (97,313)   (53,388)
                                                                              --------   --------
Intangible assets, net                                                        $169,718   $ 96,547
                                                                              ========   ========

Amortization expense charged to operations in 1998, 1997 and 1996 was $50,088, $28,948 and $19,509, respectively.


9.  DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets consist of the following at December 31:

                                                                    1998      1997
                                                                  --------  --------
Note and interest receivable - Mazon Corporativo, S.A. de C.V.     $18,373   $17,682
Debt issuance costs                                                 27,112    19,743
Prepaid professional services                                            -       938
Other                                                                1,771     2,675
                                                                   -------   -------
Total                                                              $47,256   $41,038
                                                                   =======   =======

10.  DEBT

a.  Long-term debt

Long-term debt outstanding at December 31 is as follows:
                                           1998       1997
                                        ----------  ---------
Revolving Credit Agreement              $        -  $   3,000
Term Credit Agreement                      100,000    100,000
Senior Notes 10% due 2007                  225,000    225,000
Senior Discount Notes 11 1/8% due 2007     398,827    358,103
Senior Discount Notes 9.8% due 2008        382,216          -
Senior Discount Notes 11% due 2008         158,573          -
Capital Leases                               2,517          -
                                        ----------  ---------
Total                                    1,267,133    686,103
Due within one year                          4,097          -
                                        ----------  ---------
Total Long-Term Debt                    $1,263,036  $ 686,103
                                        ==========  =========

The 11% Senior Discount Notes were issued under an indenture dated June 24, 1998 (the "11% Indenture") between the Company and The Chase Manhattan Bank, as Trustee. The 11% Senior Discount Notes are general senior obligations of the Company, limited to $256,755 aggregate principal amount at maturity and will mature on July 1, 2008. The 11% Senior Discount Notes were issued at a discount to yield gross proceeds of $150,000. The 11% Senior Discount Notes will not bear cash interest prior to January 1, 2003.

The 11% Senior Discount Notes are redeemable, in whole or in part, at any time on or after July 1, 2003, at the option of the Company. The 11% Senior Discount Notes have redemption prices starting at 105.5% of the principal amount at maturity and declining to 100% of the principal amount at maturity, plus any accrued interest.

The 9.8% Senior Discount Notes were issued under an indenture dated February 6, 1998 (the "9.8% Indenture") between the Company and The Chase Manhattan Bank, as Trustee. The 9.8% Senior Discount Notes are general senior obligations of the Company, limited to $567,000 aggregate principal amount at maturity and will mature on February 15, 2008. The 9.8% Senior Discount Notes were issued at a discount to yield gross proceeds of $350,588. The 9.8% Senior Discount Notes will not bear cash interest prior to February 15, 2003.

The 9.8% Senior Discount Notes are redeemable, in whole or in part, at any time on or after February 15, 2003 at the option of the Company. The 9.8% Senior Discount Notes have redemption prices starting at 104.9% of the principal amount at maturity and declining to 100% of the principal amount at maturity, plus any accrued interest.

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

The 10% Senior Notes were issued under an indenture dated October 17, 1997 (the "10% Indenture") between the Company and The Chase Manhattan Bank, as Trustee. The 10% Senior Notes are general senior obligations of the Company which mature on October 15, 2007 and are collateralized by a pledge of the Escrow Account representing funds that, together with the future proceeds from the investment thereof, will be sufficient to pay interest on the 10% Senior Notes for six scheduled interest payments. Interest on the 10% Senior Notes is payable in cash semi-annually in arrears on each April 15 and October 15, commencing
April 15, 1998.

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

The 9.8% Senior Discount Notes, the 11% Senior Discount Notes, the 10% Senior Notes and the 11 1/8% Senior Discount Notes contain certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations. At December 31, the Company was restricted from making any dividend payments under the terms of the Indentures.

Certain subsidiaries of the Company, including RCN Cable, have in place a $125,000 credit agreement comprised of two credit facilities. The first is a five year revolving credit facility in the amount of $25,000 which provides credit availability through June 30, 2002. Revolving loans may be repaid and reborrowed from time to time. The second is a term credit facility in the amount of $100,000 which is to be repaid over six years in quarterly installments from September 30, 1999 through June 30, 2005. Interest only is due through September 29, 1999. The interest rate is based on either a LIBOR or Base Rate option, at the election of the Company (6.55% at December 31, 1998). The credit agreement is collateralized by a pledge by the Company of its stock in RCN Cable and may, in the future, be collateralized by pledges of stock of subsidiaries of the Company. At December 31, 1998, the entire $100,000 term credit facility is outstanding and none of the revolving credit facility is outstanding. RCN Cable used a portion of its initial borrowings under the credit facilities to prepay higher priced Senior Secured Notes. This early extinguishment of the Senior Secured Notes in 1997 resulted in an extraordinary charge of $3,210, net of taxes of $1,728. The credit agreement contains restrictive covenants which, among other things, require the Company to maintain certain debt to cash flow and interest coverage ratios and place certain limitations on additional debt and investments. The Company does not believe that these covenants materially restrict its activities.


Contractual maturities of long-term debt are as follows:

   Year Ending December 31,      Aggregate Amounts

         1999                          $ 3,750
         2000                          $11,250
         2001                          $16,250
         2002                          $17,500
         2003                          $19,374

b.  Short-term debt

At December 31, 1998, the Company had a line of credit for $10,000 at Libor plus 1% (6.07% at December 31, 1998). Short-term unsecured borrowings may be made under this line of credit. The amounts available under this line of credit are reduced by outstanding letters of credit ($3,810 at December 31,1998). Therefore, at December 31, 1998, the amount available under this line of credit was $6,190. This line of credit is cancelable at the option of the banks or the Company. There are no commitment or facility fees associated with maintaining availability of the above-mentioned line of credit.

11.  INCOME TAXES

The (benefit) provision for income taxes is reflected in the Consolidated Statements of Operations as follows:

                                                 1998       1997      1996
                                              ----------  --------  --------
Current:
  Federal                                     $       -  $ (11,795)  $ 5,730
  State                                           1,149      1,449     1,102
                                              ---------  ---------   -------
Total Current                                     1,149    (10,346)    6,832
                                              ---------   --------  --------
Deferred:
  Federal                                        (4,410)  (10,161)   (4,751)
  State                                          (1,737)     (342)   (1,000)
                                              ---------   --------  -------
Total Deferred                                   (6,147)  (10,503)   (5,751)
                                              ---------   -------   -------
Amortization of ITC                                   -         -      (102)
                                              ---------   --------  -------
Provision (benefit) for income taxes:
  Before extraordinary item                      (4,998)  (20,849)      979
  Extraordinary item                                  -    (1,728)        -
  Cumulative effect of change in
    accounting principle                              -         -         -
                                              ---------  ---------  -------
Total (benefit) provision for income taxes    $ (4,998) $ (22,577)  $   979
                                              ========= =========   =======

At December 31, 1998 and 1996, the Company had tax related balances due to affiliates of $150 and $817 respectively.

At December 31, 1997 the Company had tax related balances due from affiliates of $3,186.

Temporary differences that give rise to a significant portion of deferred tax assets and liabilities at December 31, are as follows:
                                                         1998          1997
                                                      ----------    ----------
Net operating loss carryforwards                      $  78,963      $ 10,078
Alternative minimum tax credits                              85           167
Employee benefit plans                                      746         1,031
Reserve for bad debt                                      1,794           844
Start-up costs                                              825           586
Investment in unconsolidated entity                       6,265         3,985
Accruals for nonrecurring charges and
  contract settlements                                      909         2,368
Deferred revenue                                         10,401             -
Other, net                                                6,734         1,823
                                                      ---------     ---------
Total deferred tax assets                               106,722        20,882
                                                      ---------     ---------
Property, plant and equipment                          (18,177)       (14,759)
Intangible assets                                       (6,618)       (11,253)
All other                                               (2,428)        (1,257)
                                                      ---------     ---------
Total deferred liabilities                             (27,223)       (27,269)
                                                      ---------     ---------
Subtotal                                                79,499         (6,387)
Valuation allowance                                    (82,068)        (8,404)
                                                      --------      ---------
Total deferred taxes                                  $ (2,569)      $(14,791)
                                                      ========       ========

During 1998, the Company generated federal net operating losses in the amount of $127,523 and acquired separate return limitation year (SRLY) net operating losses from the 1998 acquisitions of $24,052, which results in a deferred tax asset totaling $53,051. In the opinion of management, the Company is not certain of the realization of all of its deferred tax assets. Thus, a valuation allowance has been provided against the net federal deferred tax asset. A valuation allowance has also been provided, as in past years, against the state net operating losses which, in the opinion of management, are also uncertain as to their realization.

The net change in the valuation allowance for deferred tax assets during 1998 was an increase of $73,664.

Net operating losses will expire as follows:

                               Federal        State

              1999-2013      $  23,756       $ 291,868
              2017-2018        136,037           4,897
                             ---------       ---------
              Total          $ 159,793       $ 296,765
                             =========       =========

The provision (benefit) for income taxes is different from the amounts computed by applying the U.S. statutory federal tax rate of 35%. The differences are as follows:

                                                            For the Years Ended
                                                               December 31,
                                                          1998      1997      1996
                                                        ----------------------------
(Loss) before (benefit) provision for
 income taxes and extraordinary item                    $(210,440) $(70,030) $(5,010)
                                                        =========  ========  =======
Federal income tax benefit at statutory rate            $ (73,654) $(24,511) $(1,753)
State income taxes net of federal income tax benefit         (382)      719       66
Investment tax credits amortized                                -         -     (102)
Federal valuation allowance                                45,035         -        -
Write down of acquired R&D costs                            6,403         -        -
Amortization of goodwill                                    5,580       830      779
Contribution to subsidiary - Goodwill                       3,744         -        -
Estimated nondeductible expenses                           10,472     1,913    1,564
Adjustment to prior year accrual                              (25)     (197)     421
Other, net                                                 (2,171)      397        4
                                                         --------   -------  -------
Total (benefit) provision for income taxes              $  (4,998) $(20,849) $   979
                                                        =========  ========  =======

12. STOCKHOLDERS' EQUITY AND STOCK PLANS

The Company has authorized 100,000,000 shares of $1 par value common stock and 200,000,000 shares of $1 par value Class B nonvoting common stock. The Company also has authorized 25,000,000 shares of $1 par value preferred stock. At December 31, 1998, 65,477,493 shares of common stock are issued and 64,920,493 shares of common stock are outstanding. At December 31, 1997, 54,989,870 shares of common stock are issued and outstanding.

In June 1998, the Company completed a public offering of 6,794,500 shares of RCN Common Stock, par value $1.00 per share, with a price to the Public of $19.50 per share. Of the 6,794,500 shares offered, 6,098,355 were offered by the Company and 696,145 shares were offered by a Selling Stockholder. The net proceeds to the Company were approximately $112,866 after deducting issuance costs.

In March 1998, the Company's Board of Directors approved a two-for-one stock split, payable in the form of a 100% stock dividend. The record date for the stock dividend was March 20, 1998. Stockholders of record at the market close on that date received an additional share of RCN common stock for each share held. The distribution date for the stock dividend was April 3, 1998. All share and per share data, stock option data, and market prices of the Company's common stock have been restated to reflect this stock dividend.

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

Prior to the Distribution, certain employees of RCN were granted stock option awards under C-TEC's stock option plans. In connection with the Distribution, 3,040,100 options covering Common Stock were issued. Each C-TEC option was adjusted so that each holder would currently hold options to purchase shares of CTE Common Stock, RCN Common Stock and Cable Michigan Common Stock. The number of shares subject to, and the exercise price of, such options were adjusted to take into account the Distribution and to ensure that the aggregate intrinsic value of the resulting RCN, Cable Michigan and CTE options immediately after the Distribution was equal to the aggregate intrinsic value of the C-TEC options immediately prior to the Distribution.

Information relating to stock options is as follows:

                                                   Weighted
                                                   Average
                                        Number of  Exercise
                                         Shares    Price
                                        ---------  --------
Outstanding December 31, 1995         $ 2,408,000
 Granted                                  190,000
 Exercised                                 58,000
 Canceled                                 272,000
                                      -----------
Outstanding December 31, 1996           2,268,000   $ 7.10
 Granted                                4,862,100   $14.31
 Exercised                                 20,000   $ 8.07
 Canceled                                   3,000   $ 8.36
                                      -----------
Outstanding December 31, 1997           7,107,100   $11.95
 Granted                                2,527,424   $14.81
 Exercised                                408,389   $ 4.82
 Canceled                                 373,993   $15.22
                                      -----------
Outstanding December 31, 1998         $ 8,852,142   $12.96
                                      ===========
Shares exercisable December 31, 1998  $ 2,886,222   $ 8.87

The following table summarizes stock options outstanding and exercisable at December 31, 1998:

                                                                                                Stock Options
                                                Stock Options Outstanding                        Exercisable
                          ------------------------------------------------------     -----------------------------------
                                          Weighted Average
Range of Exercise                            Remaining         Weighted Average                    Weighted Average
 Prices                   Shares          Contractual Life      Exercise Price       Shares        Exercise Price
-------------------------------------------------------------------------------     -----------------------------------
1.30-6.50                665,717                     8.3             $  3.43           481,102               $    3.24
6.58-8.40              2,744,800                     6.4             $  7.35         1,596,920               $    7.13
12.00-19.25            4,466,125                     9.0             $ 15.36           772,200               $   15.32
20.13-29.81              975,500                     9.3             $ 24.44            36,000               $   22.75
                      ----------                     ---                             ---------
                       8,852,142                     8.2                             2,886,222

No compensation expense related to employee stock option grants was recorded in 1998 as the option exercise prices were equal to fair market value on the date granted.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black Scholes option pricing model with weighted average assumptions for dividend yield of 0% for 1998, 1997 and 1996; expected volatility of 78.9% for 1998, 38.6% prior to the Distribution and 49.8% subsequent to the Distribution for 1997 and 39.5% for 1996; risk-free interest rate of 4.72%, 6.52% and 5.95% for 1998, 1997 and 1996, respectively; and expected lives of 5 years for 1998, 1997 and 1996.

The weighted-average fair value of options granted during 1998 was $17.53.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings and earnings per share were as follows:

                                                        1998       1997     1996
                                                      ---------  --------  ------
Net earnings - as reported                            $(205,442) $(52,391) $(5,989)
Net earnings - pro forma                              $(214,586) $(54,419) $(6,612)

Basic and diluted earnings per share - as reported    $  (3.36)  $  (0.95) $ (0.11)
Basic and diluted earnings per share - pro forma      $  (3.51)  $  (0.99) $ (0.12)

The Company has an Executive Stock Purchase Plan ("ESPP"). Under the ESPP, participants may purchase shares of RCN Common Stock in an amount of between 1% and 20% of their annual base compensation and between 1% and 100% of their annual bonus compensation provided, however, that in no event shall the participant's total contribution exceed 20% of the sum of their annual compensation, as defined by the ESPP. Participant's accounts are credited with the number of share units derived by dividing the amount of the participant's contribution by the average price of a share of RCN Common
Stock at approximately the time such contribution is made. The share units credited to a participant's account do not give such participant any rights as a shareholder with respect to, or any rights as a holder or record owner of, any shares of RCN Common Stock. Amounts representing share units that have been credited to a participant's account will be distributed, either in a lump sum or in installments, as elected by the participant, following the earlier of the participant's termination of employment or three calendar years following the date on which the share units were initially credited to the participant's account. It is anticipated that, at the time of distribution, a participant will receive one share of RCN Common Stock for each share unit being distributed.

Following the crediting of each share unit to a participant's account, a matching share of Common Stock is issued in the participant's name. Each matching share is subject to forfeiture as provided in the ESPP. The issuance of matching shares will be subject to the participant's execution of an escrow agreement. A participant will be deemed to be the holder of, and may exercise all the rights of a record owner of, the matching shares issued to such participant while such matching shares are held in escrow.

Prior to the Distribution, certain participants in the ESPP were participants in a C-TEC ESPP, with terms substantially similar to the RCN ESPP. Shares of restricted C-TEC Common Stock awarded under the C-TEC ESPP and share units awarded under the C-TEC ESPP that relate to C-TEC Common Stock were adjusted so that following the Distribution, each such participant was credited with an aggregate equivalent value of restricted shares of common stock of Commonwealth Telephone Enterprises, the Company and Cable Michigan.

Amounts contributed under the ESPP will be subject to the claims of the Company's creditors and creditors of certain affiliates of the Company.

The number of shares which may be distributed under the RCN ESPP as matching shares or in payment of share units is 500,000. At December 31, 1998, there were 147,446 RCN ESPP shares arising from participants' contributions and 147,452 matching shares. The Company recognizes the cost of the matching shares over the vesting period. At December 31, 1998, deferred compensation cost relating to matching shares was $1,027. Expense recognized in 1998 and 1997 was $615 and $80, respectively. Matching shares are included in weighted average shares outstanding for purposes of computing earnings per share.

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

The information that follows relates to the entire C-TEC noncontributory defined benefit plan. The components of C-TEC's pension cost are as follows:

                                                    1996
                                                  --------
Benefits earned during the year (service cost)    $ 2,365
Interest cost on projected benefit obligation       3,412
Actual return on plan assets                       (3,880)
Other components - net                             (1,456)
                                                  -------
Net periodic pension cost                         $   441
                                                  =======

The following assumptions were used in the determination of the consolidated projected benefit obligation and net periodic pension cost:
                                                           December 31,
                                                              1996
                                                             ------
Discount rate                                                  7.5%
Expected long-term rate of return on plan assets               8.0%
Weighted average long-term rate of compensation increases      6.0%

The Company's allocable share of the consolidated net periodic pension costs, based on the Company's proportionate share of consolidated annualized salaries as of the valuation date, was approximately $158 for 1996. This amount is reflected in operating expenses. As discussed below, no pension cost (credit) was recognized in 1997 or 1998.

In connection with the restructuring, C-TEC completed a comprehensive study of its employee benefit plans in 1996. As a result of this study, effective

December 31, 1996, in general, employees of the Company no longer accrue benefits under the defined benefit pension plans and became fully vested in their benefit accrued through that date. C-TEC notified affected participants in December 1996. In December 1996, C-TEC allocated pension plan assets of $6,984 and the related liabilities to a separate plan for employees who no longer accrue benefits after lump sum distributions. The allocation of assets and liabilities resulted in a curtailment/settlement gain of $4,292. The Company's allocable share of this gain was $3,437. This gain results primarily from the reduction of the related projected benefit obligation. The curtailed plan has assets in excess of the projected benefit obligation. Such excess amounts to $3,917 which, along with unrecognized items of $1,148 results in prepaid pension cost of $2,769, which is included in "Prepayments and other" in the accompanying 1997 consolidated balance sheet. The net assets from the curtailed plan were distributed to the Company in 1998.

C-TEC sponsors a 401(k) savings plan which, prior to the Distribution, covered substantially all employees of the Company who were not covered by collective bargaining agreements. Contributions made by the Company to the 401(k) plan were based on a specific percentage of employees contributions. Contributions charged to expense were $354 in 1996. Contributions charged to expense in 1997 prior to the Distribution were $515.

In connection with the Distribution, RCN established a 401(k) savings plan that will also qualify as an ESOP (the "ESOP"). Contributions charged to expense were $1,255 and $306 in 1998 and 1997, respectively. Additionally, expense related to contributions accrued under the ESOP for 1998 was approximately $1,000.

The Company provides certain postemployment benefits to former or inactive employees of the Company who are not retirees. These benefits are primarily short-term disability salary continuance. The Company accrues the cost of postemployment benefits over employees' service lives. The Company uses the services of an enrolled actuary to calculate the expense. Prior to the Distribution, C-TEC allocated the cost of these benefits to the Company based on the Company's proportionate share of consolidated annualized salaries. The Company reimbursed C-TEC for its allocable share of the consolidated postemployment benefit cost. The net periodic postemployment benefit cost was approximately $543, $458 and $539 in 1998, 1997 and 1996, respectively.

14.  COMMITMENTS AND CONTINGENCIES

a. The Company had various purchase commitments at December 31, 1998 related to its 1999 construction budget.

b. Total rental expense, primarily for office space and equipment, was $10,475, $3,505 and $3,632 for 1998, 1997 and 1996, respectively. At
December 31, 1998, rental commitments under noncancelable leases, excluding annual pole rental commitments of approximately $807 that are expected to continue indefinitely, are as follows:

                        Year                     Aggregate Amounts
                        1999                     $ 8,104
                        2000                     $ 6,667
                        2001                     $ 7,805
                        2002                     $ 5,304
                        2003                     $ 4,976
                        Thereafter               $16,978

c. The Company has outstanding letters of credit aggregating $3,810 at December 31, 1998.

d. The Company has entered into various noncancelable contracts for network services. Future obligations under these agreements are as follows:

                        Year                    Network Services
                        1999                    $3,410
                        2000                    $3,000
                        2001                    $2,750

e. In the normal course of business, there are various legal proceedings outstanding. In the opinion of management, these proceedings will not have a material adverse effect on the financial position or results of operations or liquidity of the Company.

f. The Company has agreed to indemnify Cable Michigan and CTE and their respective subsidiaries against any and all liabilities which arise primarily from or relate primarily to the management or conduct of the business of the Company prior to the effective time of the Distribution. The Company has also agreed to indemnify Cable Michigan and CTE and their respective subsidiaries against 30% of any liability which arises from or relates to the management or conduct prior to the effective time of the Distribution of the businesses of C-TEC and its subsidiaries and which is not a true CTE liability, a true Cable Michigan liability or a true Company liability.

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

g. Under the Starpower Amended and Restated Operating Agreement, the Company is committed to make quarterly capital contributions aggregating the following in the years ended December 31:

     1999    $33,028
     2000    $36,030
     2001    $ 9,005

h. If, within five years after the Distribution, the ESOP portion of the 401(k) Plan does not hold shares representing at least 3% of the number of shares of Company Common Stock outstanding immediately after the Distribution as increased by the number of shares issuable to BECO pursuant to the Exchange Agreement (collectively, "Outstanding Company Common Stock") with a market value at such time of not less than $24,000, RCN will issue to the ESOP, in exchange for a note from the ESOP (the "ESOP Note"), the amount of Company Common Stock necessary to increase the ESOP's holdings of Company Common Stock to that level, provided, however, that RCN is not obligated to issue shares to the ESOP in excess of 5% of the number of shares of Outstanding Company Common Stock.

As of December 31, 1998, the ESOP does not hold any shares of outstanding Company Common Stock; however, the Company has accrued a contribution to the ESOP of approximately $1,000 relative to 1998.

15.  AFFILIATE AND RELATED PARTY TRANSACTIONS

The Company had the following transactions with affiliates during the years ended December 31, 1998, 1997 and 1996:

                                                              1998     1997     1996
                                                            -------  -------  -------
Corporate office costs allocated to affiliates              $ 9,946  $12,091  $12,362
Cable staff and customer service costs allocated to
   Cable Michigan                                             3,137    3,489    3,577
Interest income on affiliate notes                                -    8,688   15,119
Interest expense on affiliate notes                               -      537      354
Long-distance terminating access charge expense from CTE      1,556    1,312      728
Royalty fees charged by CTE                                       -      669      859
Revenue from engineering services                                 -        -      296
Expenses allocated to unconsolidated joint venture partner   14,681        -        -
Terminating revenues from CTE                                13,322    1,576        -
Other affiliate expenses                                      1,598    2,199    1,980

At December 31, 1998 and 1997, the Company has accounts receivable from related parties of $6,919 and $9,829, respectively, for these transactions. At December 31, 1998 and 1997, the Company has accounts payable to related parties of $7,153 and $3,748, respectively, for these transactions.


16.  OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of trade receivables, cash and temporary cash investments, and short-term investments.

The Company places its cash, temporary cash investments and short-term investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. The Company also periodically evaluates the creditworthiness of the institutions with which it invests. The Company does, however, maintain invested balances in excess of federally insured limits.

The Company's trade receivables reflect a customer base primarily centered in the Boston to Washington, D.C. corridor of the United States. The Company routinely assesses the financial strength of its customers. As a consequence, concentrations of credit risk are limited.

The Company is a 50% partner in the Starpower joint venture, which is not consolidated in the Company's financial statements under generally accepted accounting principles.

17.  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

a.  Cash and temporary cash investments

The carrying amount approximates fair value because of the short maturity of these instruments.

b.  Short-term investments

Short-term investments consist of commercial paper, U.S. Treasury Notes, asset-backed securities, corporate debt securities, certificates of deposit and federal agency notes. Short-term investments are carried at amortized cost which approximates fair value.

c.  Long-term investments

Long-term investments consist of investments accounted for under the equity method for which disclosure of fair value is not required. The note and interest receivable are carried at cost plus accrued interest which management believes approximates fair value.

d.  Investments restricted for debt service

Investments restricted for debt service consist of funds placed in escrow from the proceeds of the 10% Senior Notes which, together with the proceeds from the investment thereof, will be sufficient to pay interest on the 10% Senior Notes for six scheduled interest payments. Investments restricted for debt service are carried at amortized cost. The fair value of investments restricted for debt service is based on quoted market prices.

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

The estimated carrying fair value of the Company's financial instruments is as follows at December 31:

                                                    1998                    1997
                                            --------------------   ----------------------
                                             Carrying               Carrying
                                              Amount   Fair Value    Amount    Fair Value
                                            ---------- ----------  ---------   ----------
Financial Assets:
  Cash and temporary cash investments        $120,126   $120,126    $222,910    $222,910
  Short-term investments                     $892,448   $892,448    $415,603    $415,603
  Note and interest receivable               $ 18,373   $ 18,373    $ 17,682    $ 17,682
  Investments restricted for debt service    $ 43,306   $ 43,072    $ 61,911    $ 61,983
Financial Liabilities:
  Fixed rate long-term debt:
    Senior Notes 10%                         $225,000   $216,000    $225,000    $233,438
    Senior Discount Notes 11.125%            $398,827   $351,611    $358,103    $377,156
    Senior Discount Notes 9.8%               $382,216   $306,180           -           -
    Senior Discount Notes 11.0%              $158,573   $138,750           -           -
Floating rate long-term debt:
  Revolving Credit Agreement                        -          -    $  3,000    $  3,000
  Term Credit Agreement                      $100,000   $100,000    $100,000    $100,000
Unrecognized financial instruments:
  Letters of credit                          $  3,810   $  3,810    $  3,060    $  3,060

18.  SEGMENT INFORMATION

In June 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 131 - "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement, which establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in interim and year end financial statements, is effective for fiscal years beginning after December 15, 1997. If applicable, this statement would only require additional disclosures in the Company's consolidated financial statements and as such, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company's operations involve developing an advanced fiber network to provide a bundled service package of voice, video and data services to new customers in high density markets and migrating as many customers as is economically justified which were served by the Company's previously separate lines of business, for which profitability was separately measurable and monitored, to the single source network. While the Company's chief decision makers monitor the revenue streams of the various products, operations are managed and financial performance is evaluated based upon the delivery of multiple services to customers over a single network. This allows the Company to leverage its network costs to maximum profitability. It is management's belief that the Company operates as one reportable operating segment which contains many shared expenses generated by the Company's various revenue streams and that any segment allocation of shared expenses incurred on a single network to multiple revenue streams would be impractical and arbitrary; furthermore, the Company currently does not make such allocations internally. The Company's chief decision makers do, however, monitor financial performance in a way which is different from that depicted in the historical general purpose financial statements in that such measurement includes the consolidation of all joint ventures, including Starpower which is not consolidated under generally accepted accounting principles. Such information, however, does not represent a separate segment under generally accepted accounting principles and therefore it is not separately disclosed.

19.  QUARTERLY INFORMATION (Unaudited)

1998                                            1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                                                ------------  ------------  ------------  ------------
Sales                                              $ 40,138      $ 49,808       $ 58,172      $ 62,822
Operating (loss) before depreciation,
  amortization and nonrecurring charges            $ (8,317)     $ (9,619)      $(16,578)     $(16,898)
Operating (loss)                                   $(44,741)     $(28,319)      $(40,724)     $(45,009)
Loss before cumulative effect of change
  in accounting principle                          $(41,785)     $(43,795)      $(54,430)     $(64,791)
Loss before cumulative effect of change
  in accounting principle per average
  common share                                     $  (0.74)     $  (0.75)      $  (0.84)     $  (1.00)

Common Stock
  High                                             $  30.63      $  29.38       $  24.31      $  25.00
  Low                                              $  15.88      $  19.25       $  12.38      $   8.75


1997                                            1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                                                ------------  ------------  ------------  ------------

Sales                                              $ 29,677      $ 31,029       $ 31,148      $ 35,443
Operating income (loss) before depreciation,
  amortization and nonrecurring charges            $  4,153      $    850        ($4,332)      ($8,341)
Operating (loss)                                   $(18,038)     $(12,415)      $(18,012)     $(22,410)
Loss before extraordinary charge                   $(11,444)     $ (8,806)      $(11,815)     $(17,116)
Loss before extraordinary charge per
  average common share                             $  (0.21)     $  (0.16)      $  (0.21)     $  (0.31)

Common Stock
  High                                                  N/A           N/A       $  16.63      $  21.63
  Low                                                   N/A           N/A       $  12.44      $  12.50

The quarterly financial information for the respective quarters presented above has been restated for the effects of a revision in the acquired in-process research and development expenses arising from the acquisition of Erol's and Ultranet.

20.  SUBSEQUENT EVENTS

In February 1999, BECO and the Company entered into an Exchange Agreement relative to BECO's exercise of its right to convert approximately one-half of its ownership interest in RCN-BECOCOM into RCN common stock (Note 7). The transaction was valued as of January 20, 1998, the date on which BECO gave notice to us of its intent to convert this ownership interest. The Exchange Agreement provided for the conversion of such ownership interest into 1,107,539 shares of RCN common stock. In accordance with the terms of the Operating Agreement, BECO has continued to invest in RCN-BECOCOM as if retaining a 49% interest and will continue to do so as long as BECOCOM does not dispose of the Exchange Shares.

On March 18, 1999, the Company announced that Hicks, Muse, Tate & Furst, through Hicks, Muse, Tate & Furst Equity Fund IV, L.P., signed a commitment to purchase up to $250 million of a new issue of Series A 7% Senior Convertible Preferred Stock ("Series A Preferred Stock") of the Company in a private placement transaction. The Series A Preferred Stock will have an annual dividend rate of 7% payable quarterly in cash or additional shares of Series A Preferred Stock at the option of the Company and will have an initial conversion price of $39.00 per share (which represents a 30% premium over the average five-day closing price of the Common Stock of the Company). The Series A Preferred Stock is convertible into Common Stock of the Company at any time. The issue has a final maturity of 15 years, but may be called by the Company after four years. In connection with the placement of Series A Preferred Stock, the Company agreed to provide Hicks Muse Fund IV with the right to appoint one director to the Company's Board of Directors so long as Hicks Muse Fund IV owns at least 50% of its initial investment and agreed to provide Hicks Muse Fund IV with certain registration rights.

The Company also announced on March 18, 1999 that it had entered into a commitment letter with The Chase Manhattan Bank ("Chase") pursuant to which Chase has agreed to provide an aggregate principal amount of $1 billion of senior secured credit facilities to certain of the Company's wholly-owned subsidiaries. The facilities will be comprised of a seven-year senior secured revolving credit facility in an amount of $250 million, a seven-year senior secured multi-draw term loan facility in an amount of $350 million and an eight-year senior secured single-draw term loan facility in an amount of $400 million. All borrowings under the facilities will be pari passu and will be collaterized under a common collateral package covering substantially all of the assets of the Company and its domestic subsidiaries.

RCN has also received a commitment for $1,000,000 of senior collaterized credit facilities from The Chase Manhattan Bank. The facilities will be structured to provide significant long-term capital and upon closing will be available to RCN in its entirety.


21. CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

In December 1998 the American Institute of Certified Public Accountants issued Statement of Position 98-5 - "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that all start-up costs, including amounts previously capitalized as start-up and organization costs, be expensed. The Company adopted SOP 98-5 in 1998 and expensed the amount of unamortized organization costs previously capitalized. The resulting charge of $641 is reflected in the 1998 Statement of Operations as the cumulative effect of a change in accounting principle.


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

PRICEWATERHOUSECOOPERS LLP, independent accountants, conducts a review of internal accounting controls to the extent required by generally accepted auditing standards and perform such tests and procedures as they deem necessary to arrive at an opinion on the fairness of the financial statements presented herein.

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

\s\ Bruce C. Godfrey
--------------------
Bruce C. Godfrey
Executive Vice President
 Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of RCN Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 34 present fairly, in all material respects, the financial position of RCN Corporation and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14 (a)(2) on page 34, respectively present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


\s\ PRICEWATERHOUSECOOPERS LLP
------------------------------
PRICEWATERHOUSECOOPERS LLP
Philadelphia, Pennsylvania
March 8, 1999
except Note 20, as to which the date is March 18, 1999