Form 10-K405/A
period 1997-12-31
RCN CORP /DE/
filed 1999-04-12
CIK 1041858

                               FORM 10-K/A
                                AMENDMENT NO. 2
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

  Developing Advanced Fiber Optic Networks.   RCN's advanced fiber optic
networks are specifically designed to provide a single source for high speed, high capacity voice, video programming and data services. RCN expects that the substantial growth of the Internet and demand for high speed data service will play an important role in the demand for its fiber optic networks. RCN believes that its high capacity advanced fiber optic networks provide RCN with certain competitive advantages such as increased capacity (including the ability to offer bundled voice, video and data services) and generally superior signal quality and network reliability relative to the typical networks of the incumbent service providers. By using advanced fiber optic networks capable of delivering multiple services, RCN is able to address a larger number of potential subscriber connections in its target markets than incumbent service providers which typically provide only single or limited services. The migration of customers to the advanced fiber network will allow RCN to gain additional revenue and higher margins by facilitating the delivery of multiple services to customers over RCN's own switches, thereby allowing RCN to gain additional revenue (and larger margins) from originating and terminating access fees.

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

  Migration of Customers to Advanced Fiber Networks

  RCN provides wireless video services to customers located near its advanced fiber optic network in New York City and provides Internet services and resale telephone service with a view to extending the advanced fiber optic network and fully activating RCN's own telephone switches to service many of those customers. As RCN's advanced fiber optic network is extended into these areas or buildings, customers receiving wireless video service in New York City will be switched to the advanced fiber optic network from the wireless video network, and the wireless video equipment will be used to provide service to other customers in off-network premises. Similarly, as the advanced fiber optic network is developed and switches are deployed, voice customers will be switched to the advanced fiber optic network from resale accounts, thereby allowing RCN to gain additional revenue (and larger margins) from originating and terminating access fees and to control the related services and service quality.

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

INDUSTRY SEGMENTS

  Financial information regarding the Registrant's industry segments is not applicable as set forth in Note 2 to the consolidated financial statements included herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: April 9, 1999                 RCN Corporation



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

Signature                           Title                      Date
---------                           -----                      ----

PRINCIPAL EXECUTIVE AND ACCOUNTING OFFICERS:



\s\ David C. McCourt           Chairman and Chief           April 9, 1999
--------------------------     Executive Officer
David C. McCourt


\s\ Michael J. Mahoney         President and Chief          April 9, 1999
--------------------------     Operating Officer
Michael J. Mahoney


\s\ Bruce C. Godfrey           Executive Vice President     April 9, 1999
--------------------------     and Chief Financial Officer
Bruce C. Godfrey


\s\ Ralph S. Hromisin          Vice President and           April 9, 1999
--------------------------     Chief Accounting Officer
Ralph S. Hromisin

RCN CORPORATION
SELECTED FINANCIAL DATA
Thousands of Dollars Except Per Share Amounts
For the Years Ended December 31,

                                                       1997       1996       1995      1994      1993
                                                 ----------   --------   --------  --------  --------
Sales                                            $  127,297   $104,910   $ 91,997  $ 59,500  $ 49,504
Income (loss) from continuing operations         $  (49,181)  $ (5,989)  $  2,114  $  3,736  $ 10,459
Income (loss) per average common share
  from continuing operations                     $    (0.89)  $  (0.11)  $   0.04  $   0.11  $   0.32
Dividends per share                                       -          -          -         -         -
Total assets                                     $1,150,992   $628,085   $649,610  $568,586  $291,634
Long-term debt, net of current maturities        $  686,103   $131,250   $135,250  $154,000  $181,500


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

2.  SEGMENT INFORMATION

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

  Commercial and other revenues increased $3,272, or 19.7% to $19,878 for the year ended December 31, 1997 from $16,606 for the year ended December 31, 1996. The increase primarily results from terminating access provided to Commonwealth Telecom Services, Inc. ("CTSI"), a subsidiary of Commonwealth Telephone. CTSI is a CLEC which operates in areas adjacent to the traditional service area of Commonwealth Telephone Company (also a wholly-owned subsidiary of Commonwealth Telephone). An increase in commercial main access lines of approximately 5,200 over 1996 accounted for approximately $1,100 of the increase in commercial and other revenues.

  Cost and Expenses, Excluding Depreciation and Amortization and Nonrecurring Charges. Costs and expenses, excluding depreciation and amortization are comprised of direct costs and operating, selling, and general and administrative expenses. Direct expenses include direct costs of providing services, primarily video programming and franchise costs, network access fees, and video transmission licensing fees. For the year ended December 31, 1997, direct expenses were $51,757, an increase of $16,531 or 46.9% as compared to direct expenses of $35,226 in 1996. The increase is primarily attributable to higher sales and a change in overall revenue mix to a higher volume of resold voice, which has a lower margin than the Company's other products. The resold voice increase represents planned marketing primarily in the Boston and New York City markets ahead of construction of the advanced fiber network to build a customer base which is intended to be migrated to the advanced fiber network. Origination and programming costs increased approximately $7,200 primarily due to higher video connections, rate increases and additional channels. The remaining increase in direct costs and expenses is principally attributable to higher commercial long distance network capacity in anticipation of volume growth in the Company's markets resulting in higher recurring costs.
  Operating, selling, general and administrative expenses primarily include customers service costs, advertising, sales and marketing expenses, plant maintenance and repair ("technical expenses"), salaries and benefits, and other corporate overhead.

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


See accompanying notes to Consolidated Financial Statements.

RCN Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)                                                   December 31,
                                                                        1997      1996
                                                                    ---------------------
ASSETS
Current assets
 Cash and temporary cash investments                                   $222,910  $61,843
 Short-term investments                                                 415,603   46,831
 Accounts receivable from related parties                                 9,829   12,614
 Accounts receivable, net of reserve for doubtful accounts
   of $2,134 in 1997 and  $861 in 1996                                   17,815   10,413
 Unbilled revenues                                                        1,695      844
 Material and supply inventory, at average cost                           2,745    1,140
 Prepayments and other                                                    5,314    4,556
 Deferred income taxes                                                    4,821    4,371
 Investments restricted for debt service                                 22,500        -
                                                                    ---------------------
Total current assets                                                    703,232  142,612
                                                                    ---------------------
Notes receivable - affiliates                                                 -  155,481
Property, plant and equipment, net of accumulated depreciation
 of $107,419 in 1997 and $84,529 in 1996                                200,340  135,828
Investments restricted for debt service                                  39,411        -
Investments                                                              70,424   76,547
Intangible assets, net                                                   96,547   93,471
Deferred charges and other assets                                        41,038   24,146
                                                                    ---------------------
Total assets                                                         $1,150,992 $628,085
                                                                    =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Accounts payable to related parties                                     $3,748   $4,880
 Accounts payable                                                        24,835   13,642
 Advance billings and customer deposits                                   7,318    6,859
 Accrued taxes                                                              488    1,950
 Accrued interest                                                         5,549    5,041
 Accrued contract settlements                                             3,126    3,565
 Accrued cable programming expense                                        3,498    3,188
 Accrued expenses                                                        21,143   18,167
                                                                    ---------------------
Total current liabilities                                                69,705   57,292
                                                                    ---------------------
Long-term debt                                                          686,103  131,250
Notes payable - affiliates                                                    -   11,854
Deferred income taxes                                                    19,612   28,245
Other deferred credits                                                    2,596    3,290
Minority interest                                                        16,392    5,389
Commitments and contingencies
Preferred stock                                                               -        -
Common shareholders' equity:
 Common stock, par value $1 per share
  Authorized 100,000,000 shares
  Issued and outstanding 54,989,870 and
   1,400 shares at December 31, 1997 and
   1996, respectively                                                    54,989        1
 Additional paid-in capital                                             321,766        -
 Deficit                                                                (17,116)       -
 Shareholder's net investment                                                 -  393,819
 Cumulative translation adjustment                                       (3,055)  (3,055)
                                                                    ---------------------
Total common shareholders' equity                                        356,584  390,765
                                                                    ---------------------
Total liabilities and shareholders' equity                           $1,150,992 $628,085
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

  C-TEC's corporate services group has historically provided substantial support services such as finance, cash management, legal, human resources, insurance and risk management and its financial statements are included in the consolidated financial statements of the Company. Prior to the Distribution, the corporate office allocated the cost for these services pro rata among the business units supported primarily based on assets; contribution to consolidated earnings before interest, depreciation, amortization, and income taxes; and number of employees. In the opinion of management, the method of allocating these costs is reasonable; however, the costs of these services remaining with the Company after allocation to C-TEC's other business units are not necessarily indicative of the costs that would have been incurred by the Company on a stand-alone basis. It is not practicable to estimate the expenditures for allocated support services that RCN would have incurred on a stand-alone basis. The historical expense levels for these services after allocation to CTE and Cable Michigan were approximately $5,000, $8,000 and $8,000 for 1995, 1996 and the nine months ending September 30, 1997, respectively. The Company expects that its expense levels for these services on a forward-looking basis will exceed the historical levels due to growth and increasing complexity of the business. Also included in the Company's consolidated financial statements are the financial statements of the corporate financial services company which invests excess cash of, and advances funds to the Company and prior to the Distribution, CTE. The financial services company charges interest expense on outstanding advances and pays interest income on excess cash invested for affiliates.



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

  Short-Term Investments and Investments Restricted for Debt Service -Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date in accordance with Statement of Financial Accounting Standards No. 115 -- "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 1997 and 1996, marketable debt and equity securities have been categorized as available for sale. The Company states its short-term investments at cost, which approximates market. Investments restricted for debt service have been categorized as held to maturity since management has the positive intent and ability to hold such securities to maturity. At December 31, 1997, investments restricted for debt service are comprised of Federal Agency notes and are stated at cost, which approximates market.


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

  The 10% Senior Notes and 11 1/8% Senior Discount Notes contain restrictions on the Company's ability to pay dividends. At December 31, the Company was restricted from making dividend payments under the terms of the 10% Indenture.


  Certain subsidiaries of the Company, including RCN Cable, have in place a $125,000 credit agreement0 comprised of two credit facilities. The first is a five year revolving credit facility in the amount of $25,000 which provides credit availability through June 30, 2002. Revolving loans may be repaid and reborrowed from time to time. The second is a term credit facility in the amount of $100,000 which is to be repaid over six years in quarterly installments from September 30, 1999 through June 30, 2005. Interest only is due through September 29, 1999. The interest rate is based on either a LIBOR or Base Rate option, at the election of the Company (6.82% at December 31, 1997). The credit agreement is collateralized by a pledge by the Company of its stock in RCN Cable and may, in the future, be secured by pledges of stock of subsidiaries of the Company. At December 31, 1997, the entire $100,000 term credit facility is outstanding and $3,000 of the revolving credit facility is outstanding. RCN Cable used a portion of its initial borrowings under the credit facilities to prepay higher priced Senior Secured Notes. The early extinguishment of the Senior Secured Notes resulted in an extraordinary charge of $3,210, net of taxes of $1,728. The credit agreement contains restrictive covenants which, among other things, require the Company to maintain certain debt to cash flow and interest coverage ratios and place certain limitations on additional debt and investments. The Company does not believe that these covenants will materially restrict its activities.

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

  The estimated carrying fair value of the Company's financial instruments are as follows at December 31:

                                                                 1997                                  1996
                                                          ----------------------------------    ----------------------------------
                                                            Carrying Amount    Fair Value         Carrying Amount    Fair Value
                                                            ---------------  ---------------      ---------------  ---------------
Financial Assets:
    Cash and temporary cash investments                            $222,910         $222,910             $ 61,843         $ 61,843
    Short-term investments                                         $415,603         $415,603             $ 46,831         $ 46,831
    Note and interest receivable                                   $ 17,682         $ 17,682             $ 15,310         $ 15,310
    Investments restricted for debt service                        $ 61,911         $ 61,983                   --               --
Financial Liabilities:
   Fixed rate long-term debt:
   Senior Secured Notes                                                  --               --             $131,250         $137,459
   Senior Notes 10%                                                $225,000         $233,438                   --               --
   Senior Discount Notes 11.125%                                   $358,103         $377,156                   --               --
 Floating rate long-term debt:
   Revolving Credit Agreement                                      $  3,000         $  3,000                   --               --
   Term Credit Agreement                                           $100,000         $100,000                   --               --
 Unrecognized financial instruments:
   Letters of credit                                               $  3,060         $  3,060             $  3,060         $  3,060

18.  QUARTERLY INFORMATION (UNAUDITED)

1997                                                         1st Quarter        2nd Quarter       3rd Quarter        4th Quarter
--------------------------------------------------------  ----------------   ----------------  -----------------  ----------------
Sales                                                            $ 29,677          $ 31,029           $ 31,148          $ 35,443
 Operating income (loss) before depreciation,
     amortization and nonrecurring charges                       $  4,153          $    850           $ (4,332)          ($8,341)
Operating (loss)                                                 $(18,037)         $(12,416)          $(18,011)         $(22,411)
Loss before extraordinary charge                                     N/A               N/A                N/A           $(17,116)
Loss before extraordinary charge per Average common
     share                                                           N/A               N/A                N/A           $  (0.31)
Common Stock
High                                                                  N/A               N/A           $  16.63          $  21.63
Low                                                                   N/A               N/A           $  12.44          $  12.50

1996                                                        1st Quarter       2nd Quarter       3rd Quarter       4th Quarter
--------------------------------------------------------  ----------------  ----------------  ----------------  ----------------
Sales                                                             $24,165           $24,852           $26,746           $29,147
Operating income before depreciation and amortization             $ 4,199           $ 7,777           $ 9,188           $ 4,639
Operating (loss)                                                  $(4,621)          $(1,233)          $   (19)          $(7,205)

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


/s/ Coopers & Lybrand L.L.P.
-----------------------
COOPERS & LYBRAND, L.L.P.
2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 13, 1998
(except Note 2, as to which
the date is May 20, 1998)