Form 10-Q/A
period 1998-03-31
RCN CORP /DE/
filed 1999-04-16
CIK 1041858

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q/A

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


Item 6.       Exhibits and Reports on Form 8-K

              SIGNATURE

PART I.  FINANCIAL INFORMATION
  Item 1. Financial Statements

                       RCN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
                   (Dollars in Thousands, Except Per Share)
                                  (Unaudited)



                                                                                            Quarter  Ended
                                                                                               March 31,
                                                                                 -----------------------------------
                                                                                       1998                1997
                                                                                 ---------------     ---------------
Sales                                                                            $       40,138      $       29,677
Costs and expenses, excluding
  depreciation and amortization                                                          48,455              25,524
Depreciation and amortization                                                            18,131              12,191
Nonrecurring acquisition costs:  In-process technology                                   18,293                   -
Other nonrecurring charges                                                                    -              10,000
                                                                                 ---------------     ---------------
Operating (loss)                                                                        (44,741)            (18,038)
Interest income                                                                          12,815               5,153
Interest expense                                                                        (22,735)             (3,431)
Other (expense), net                                                                       (899)                (33)
                                                                                 ---------------     ---------------
(Loss) before income taxes                                                              (55,560)            (16,349)
(Benefit) for income taxes                                                              (11,682)             (4,800)
                                                                                 ---------------     ---------------
(Loss) before equity in unconsolidated
  entities and minority interest                                                        (43,878)            (11,549)
Equity in (loss) of unconsolidated entities                                              (1,493)               (805)
Minority interest in loss of
  consolidated entities                                                                   3,586                 910
                                                                                 ---------------     ---------------
Net (loss)                                                                       $      (41,785)     $      (11,444)
                                                                                 ===============     ===============


Basic and Diluted (loss) per average common share:
  Net loss to shareholders                                                       $         (.74)     $        (0.21)
                                                                                 ===============     ===============
  Weighted average shares outstanding                                                56,216,310          54,950,914


See accompanying notes to Condensed Consolidated Financial Statements.

                                 RCN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                             March 31,           December 31,
                                                                                1998                 1997
                                                                           --------------       --------------
ASSETS
Current assets:
    Cash and temporary cash investments                                    $     511,762        $     222,910
    Short-term investments                                                       411,238              415,603
    Accounts receivable from related parties                                       4,120                9,829
    Accounts receivable, net of reserve for doubtful accounts of $3,427
    at March 31, 1998 and $2,134 at December 31, 1997                             24,567               19,510
    Material and supply inventory, at average cost                                 2,613                2,745
    Prepayments and other                                                          7,489                5,314
    Deferred income taxes                                                          4,913                4,821
    Investments restricted for debt service                                       22,500               22,500
                                                                           --------------       --------------
Total current assets                                                             989,202              703,232
 Property, plant and equipment, net of accumulated depreciation
    of $119,039 at March 31, 1998 and $107,419 at December 31, 1997              247,118              200,340
Investments restricted for debt service                                           41,119               39,411
Investments                                                                      133,384               70,424
Intangible assets, net                                                           159,694               96,547
Deferred charges and other assets                                                 46,689               41,038
                                                                           --------------       --------------
Total assets                                                               $   1,617,206        $   1,150,992
                                                                           ==============       ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                   $       1,094        $           -
    Accounts payable                                                              36,872               24,835
    Accounts payable to related parties                                              867                3,748
    Advance billings and customer deposits                                        18,999                7,318
    Accrued taxes                                                                      -                  488
    Accrued interest                                                              10,970                5,549
    Accrued contract settlements                                                   3,029                3,126
    Accrued cable programming expense                                              3,908                3,498
    Accrued expenses                                                              30,767               21,143
                                                                           --------------       --------------
Total current liabilities                                                        106,506               69,705
Long-term debt                                                                 1,053,324              686,103
Deferred income taxes                                                             22,985               19,612
Other deferred credits                                                             9,358                2,596
Minority interest                                                                 23,776               16,392
Commitments and contingencies
Preferred stock                                                                        -                    -
Common shareholders' equity:
    Common stock                                                                  57,811               54,989
    Additional paid-in capital                                                   405,155              321,766
    Cumulative translation adjustments                                            (3,055)              (3,055)
    Unrealized appreciation on investments                                           502                    -
    Treasury stock                                                                  (255)                   -
    Retained earnings                                                            (58,901)             (17,116)
                                                                           --------------       --------------
Total common shareholders' equity                                                401,257              356,584
                                                                           --------------       --------------
Total liabilities and shareholders' equity                                 $   1,617,206        $   1,150,992
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

                                                        Quarter Ended March 31,
                                                        ----------------------
                                                        1998             1997
                                                        ----             ----


Net (loss)                                         $  (41,785)       $  (11,444)
Basic earnings per average common share:
  Weighted average shares outstanding              56,216,310        54,950,914
  Loss per average common share                    $     (.74)       $     (.21)
Diluted earnings per average common share:
  Weighted average shares outstanding              56,216,310        54,950,914
  Dilutive shares resulting from stock options              -                 -
                                                   ----------        ----------
  Weighted average shares and common stock
   equivalents outstanding                         56,216,310        54,950,914
                                                   ==========        ==========
  Loss per average common share                    $     (.74)       $     (.21)


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

8. In February 1998, the Company acquired Erols Internet, Inc. ("Erols"). The total approximate consideration includes $36,000 in cash including out of pocket costs of approximately $1,400 and the assumption and repayment of debt of approximately $5,100 and RCN Common Stock with a fair value of approximately $45,000 at the time of issuance. Additionally, the purchase price includes approximately $11,000 representing the fair value of Erols stock options which were converted to RCN stock options in connection with the acquisition. The total purchase price of the acquisition was $92,000. The transaction was accounted for by the purchase method of accounting.

RCN contributed to Starpower approximately 60% of the subscribers and related unearned revenue acquired in the acquisition of Erols. RCN contributed to RCN-BECOCOM approximately 1% of the subscribers and related unearned revenue acquired in the acquisition of Erols.

Goodwill of approximately $35,000 was recorded in connection with the acquisition of Erols and contribution to Starpower. Such goodwill includes the value assigned to certain current products and technologies, primarily residential dial-up and dedicated Internet access, and Internet advertising. Such goodwill is being amortized over approximately four years.

9. In February 1998, the Company acquired UltraNet Communications, Inc. ("UltraNet"). The total approximate consideration includes $7,700 in cash including cash payments aggregating approximately $503 to certain holders of UltraNet stock options and RCN Common Stock with a fair value of approximately $26,200 at the time of issuance. Additionally, the purchase price includes approximately $1,900 representing the fair value of UltraNet stock options which were converted to RCN stock options in connection with the acquisition. The total purchase price of the acquisition was 35,800. The transaction was accounted for by the purchase method of accounting.

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

In connection with the acquisitions of Erols and UltraNet, RCN has allocated $13,228 for Erols and $5,065 for UltraNet to in-process research and development ("IPR&D"). Specifically, four projects were identified which qualified as IPR&D by definition of not having achieved technological feasibility and representing technology which at the point of acquisition offered no alternative use than the defined project. The fair value of the IPR&D projects associated with these acquisitions is based upon a discounted cash flow analysis modified to represent only that portion of the project associated with completed research and developments efforts at the date of acquisition. The IPR&D valuation charge was measured by the stage of completion method. The expected completion percentages are estimated based on the latest available financial information at the date of acquisition and were established on a project by project basis primarily calculated by dividing the costs incurred to date by the total expected R&D expenses specific to the project. The Company's management is primarily responsible for estimating the fair value of the purchased IPR&D. The significant assumptions utilized by management were as follows:

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

  -Cable Modem Internet access for subscribers, consisting of projects to develop the hardware, systems and software to permit subscribers to be offered high-speed Internet access through direct cable connection. The remaining development effort is concerned with technical standards for this service and with the design and integration of this product into RCN's cable and fiber optic network. RCN management estimated that this project for both acquisitions was approximately 70% complete and that each had approximately $250 of direct development expense remaining to be spent in 1998 and 1999, with planned revenues from this service expected to begin thereafter.

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

  -E-Commerce Systems, consisted of the companies' efforts to develop a suitable system that would permit subscribers to conduct commercial activities
  over the Internet.   Following evaluation of commercially-available packages,
  none were capable of meeting subscriber needs and development of the suitable system was undertaken. RCN management estimated that the project for both acquisitions was approximately 90% complete and that each had about $25 of development expense remaining to be spent in 1998 with revenues from this service expected to begin thereafter.

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

Total sales increased $10,461, or 35.3% to $40,138 for the quarter ended
March 31, 1998 from $29,677 for the quarter ended March 31, 1997. The increase was fueled by higher total service connections which increased 180.7% to approximately 660,000 at March 31, 1998 from approximately 235,000 at March 31, 1997. The increase in service connections resulted from expansion of the Company's advanced fiber network, growth in resold voice connections and the acquisitions of Erols and Ultranet which provided approximately 370,000 data connections. Advanced fiber units passed increased 698.3% to approximately 63,000 units at March 31, 1998 from approximately 8,000 units at March 31, 1997.

Voice revenues increased $3,079 to $3,510 for the quarter ended March 31, 1998 from $431 for the quarter ended March 31, 1997 primarily due to an increase in off-net connections. Off-net connections were 40,447 and 2,315 at March 31, 1998 and 1997, respectively.

Video revenue increased $2,111, or 8.6% to $26,707 for the quarter ended March 31, 1998 from $24,596 for the quarter ended March 31, 1997. The increase was primarily due to increases of approximately 5,800 average hybrid/fiber coaxial cable connections and approximately 15,600 advanced fiber video connections.

Data revenues increased $2,852 to $2,856 for the quarter ended March 31, 1998 from $4 for the quarter ended March 31, 1997 primarily due to the acquisitions of Erols and Ultranet on February 20, 1998 and February 27, 1998, respectively. At March 31, 1998, with the acquisitions of Erols and Ultranet, the Company had 370,271 off-net data connections, including connections of the Starpower joint venture.

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

Direct expenses increased $6,570, or 58.2% to $17,857 for the quarter ended March 31, 1998 from $11,287 for the quarter ended March 31, 1997. The increase was the result of both higher sales and a change in the overall revenue mix to a higher volume of resold voice, which has a lower margin than the Company's other products. The resold voice increase represents planned marketing in areas ahead of construction of the advanced fiber network to build a customer base which is intended to be migrated to the advanced fiber network. Additionally, direct expenses increased as a result of higher video programming rates and channel launches.

Operating, selling, general and administrative expenses primarily include customers service costs, advertising, sales and marketing expenses, plant maintenance and repair ("technical expenses"), salaries and benefits, and other corporate overhead.

Operating, selling, general and administrative costs increased $16,361, or 114.9% to $30,598 for the quarter ended March 31, 1998 from $14,237 for the quarter ended March 31, 1997. Advertising costs increased approximately $5,200 for the quarter ended March 31, 1998 primarily due to an extensive high visibility multi-media campaign primarily in New York City and Boston. Customer services costs increased approximately $3,500, or 165.7% for the quarter ended March 31, 1998 primarily due to increased staff required to support expanding markets and new service offerings. Telephone expense to support higher call volumes related to expansion of the customer base, billing costs for increased customers and facilities expense for expanded staff comprise the remainder of the customer service cost increase. Technicial expense increased approximately $3,000, or 67.8%, for the quarter ended March 31, 1998. The increase was primarily due to expenses associated with the commencement of telephony operations in the Lehigh Valley, Pennsylvania market and engineering and construction headcount additions made to plan and execute network expansion. Sales and marketing costs increased approximately $3,000, or 107.5%, for the quarter ended March 31, 1998. The increase resulted from additional staff, and related commissions and benefits, to cover the Company's expanding market. The remaining increase represents higher telemarketing expenses, principally in the Lehigh Valley, Pennsylvania market for campaigns related to the commencement of telelphony services.

Depreciation and amortization is comprised principally of depreciation related to the Company's advanced fiber network, its wireless network, and its hybrid fiber/coaxial cable systems; and amortization of subscriber lists, building access rights and goodwill resulting primarily from its acquisitions of Freedom, Twin County, Erols and Ultranet.

Depreciation and amortization was $18,131 for the three month period ending March 31, 1998 and $12,191 for the three month period ending March 31, 1997. The increase of $5,940, or 48.7% was the result of a higher depreciable basis of plant resulting primarily from expansion of the Company's advanced fiber network. The cost basis of property, plant and equipment at March 31, 1998 and 1997 was $366,157 and $227,635, respectively. Additionally, intangible assets resulting from the payment of $15,000 on March 21, 1997 of contingent consideration applicable to the Company's original purchase of an 80.1% ownership interest in Freedom and from the payment of an additional $15,000 on March 21, 1997 to acquire the remaining 19.9% ownership in Freedom were depreciable for the full quarter ended March 31, 1998 but only from the date of payment for the quarter ended March 31, 1997. The basis of intangible assets was $220,205 and $150,272 at March 31, 1998 and 1997, respectively. The increase primarily resulted from the acquisition of Erols and UltraNet in March 1998.

Acquisition costs - In-process technology was $18,293 for the quarter ended March 31, 1998. In the allocation of purchase price associated with the acquisition of Erols and UltraNet, $13,228 and $5,065 respectively, was determined to represent acquired in-process research & development ("IPR&D"). Specifically, four projects were identified which qualified as IPR&D by definition of not having achieved technological feasibility and representing technology which at the point of acquisition offered no alternative use than the defined project. The fair value of the IPR&D projects associated with these acquisitions is based upon a discounted cash flow analysis modified to represent only that portion of the project associated with completed research and development efforts at the date of acquisition. For both the Erols and the UltraNet acquisitions, RCN identified the R&D development projects to include-

  -Cable Modem Internet access for subscribers, consisting of projects to develop the hardware, systems and software to permit subscribers to be offered high-speed Internet access through direct cable connection. The remaining development effort is concerned with technical standards for this service and with the design and integration of this product into RCN's cable and fiber optic network. RCN management estimated that this project for both acquisitions was approximately 70% complete and that each had approximately $250 of direct development expense remaining to be spent in 1998 and 1999, with planned revenues from this service expected to begin thereafter.

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

  -E-Commerce Systems, consisted of the companies' efforts to develop a suitable system that would permit subscribers to conduct commercial activities
  over the Internet.   Following evaluation of commercially-available packages,
  none were capable of meeting subscriber needs and development of the suitable system was undertaken. RCN management estimated that the project for both acquisitions was approximately 90% complete and that each had about $25 of development expense remaining to be spent in 1998 with revenues from this service expected to begin thereafter.

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

Interest income was $12,815 and $5,153 for the three month periods ended March 31, 1998 and 1997, respectively. The increase of $7,662, or 148.7%, results from higher cash, temporary cash investments and short-term investments as compared to the same period in 1997. Cash, temporary cash investments and short-term investments were approximately $923,000 at March 31, 1998 and approximately $53,000 at March 31, 1997. Such increase was due to proceeds from the Company's borrowings subsequent to March 31, 1997.

Other expense was $899 and $33 for the quarterly periods ended March 31, 1998 and 1997, respectively. The primary component of other expense for the quarter ended March 31, 1998 was the write down of certain of the Company's information technology assets which the Company intends to replace within the next several months with higher capacity state of the art products in connection with an overall internal technology upgrade.

The Company's effective income tax rate was a benefit of 21.9% and 29.6% for the quarters ended March 31, 1998 and March 31, 1997, respectively. The primary reason for the difference was the charge for in-process technology for which a benefit is not realizable and correspondingly was not recorded.

For the first quarter of 1998 minority interest of $3,586 primarily represents the 49% interest of Boston Edison Company ("BECO") in the loss of RCN-BECOCOM of $3,645. In the first quarter of 1997, minority interest primarily represents the 19.9% minority interest in the loss of Freedom of $966. The Company purchased the remaining 19.9% ownership interest in Freedom on March 21, 1997.

Equity in the loss of unconsolidated entities primarily represents the Company's share of the losses and amortization of excess cost over net assets of Megacable of $709 and $712 for the three months ended March 31, 1998 and 1997, respectively. For the first quarter of 1998, equity in the loss of unconsolidated entities also includes the Company's 50% interest in the loss of Starpower of $784.

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


                                                 RCN Corporation
Date: April 16, 1999

                                                  /s/ Bruce C. Godfrey
                                                 ------------------------------
                                                 Bruce C. Godfrey
                                                 Executive Vice President and
                                                 Chief Financial Officer