Form 10-Q/A
period 1998-06-30
RCN CORP /DE/
filed 1999-04-16
CIK 1041858

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

Item 6.        Exhibits and Reports on Form 8-K

               SIGNATURE

PART I.  FINANCIAL INFORMATION
         Item 1. Financial Statements

                                                 RCN CORPORATION AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Dollars in Thousands, Except Per Share Data)
                                                            (Unaudited)



                                                     Quarter Ended           Six Months Ended
                                                       June 30,                  June 30,
                                               ------------------------    ------------------------
                                                   1998         1997          1998          1997
                                               ----------    ----------    ----------    ----------
Sales                                          $   49,808    $   31,029    $   89,946    $   60,706
Costs and expenses, excluding
  depreciation and amortization                    59,427        30,179       107,882        55,703
Depreciation and amortization                      18,699        13,265        36,830        25,455
Nonrecurring acquisition costs:
 In-process technology                                  -             -        18,293             -
Other nonrecurring charges                              -             -             -        10,000
                                               ----------    ----------    ----------    ----------
Operating (loss)                                  (28,318)      (12,415)      (73,059)      (30,452)
Interest income                                    13,993         4,608        26,808         9,761
Interest expense                                  (26,919)       (3,699)      (49,654)       (7,129)
Other income (expense), net                           251           633          (648)          600
                                               ----------    ----------    ----------    ----------
(Loss) before income taxes                        (40,993)      (10,873)      (96,553)      (27,220)
Provision (benefit) for income taxes                1,789        (2,344)       (9,893)       (7,143)
                                               ----------    ----------    ----------    ----------
(Loss) before equity in unconsolidated
  entities and minority interest                  (42,782)       (8,529)      (86,660)      (20,077)
Equity in (loss) of unconsolidated entities        (4,481)         (756)       (5,974)       (1,561)
Minority interest in loss of
  consolidated entities                             3,468           479         7,054         1,388
                                               ----------    ----------    ----------    ----------
Net (loss)                                     $  (43,795)   $   (8,806)   $  (85,580)   $  (20,250)
                                               ==========    ==========    ==========    ==========

Basic and Diluted (loss) per average
  common share:
  Net (loss)                                   $    (0.75)   $     (.16)   $    (1.49)   $     (.37)
  Weighted average shares outstanding          58,410,970    54,967,538    57,313,640    54,959,270


See accompanying notes to Condensed Consolidated Financial Statements.

                                RCN CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                        June 30,    December 31,
                                                          1998         1997
                                                       -----------  -----------
ASSETS
Current assets:
 Cash and temporary cash investments                   $   623,617   $  222,910
 Short-term investments                                    529,911      415,603
 Accounts receivable from related parties                    7,687        9,829
 Accounts receivable, net of reserve for doubtful
  accounts of $3,517 at June 30, 1998 and $2,134
  at December 31, 1997                                      20,650       14,834
 Material and supply inventory, at average cost              4,102        2,745
 Prepayments and other                                      13,835        9,990
 Deferred income taxes                                           -        4,821
 Investments restricted for debt service                    22,650       22,500
                                                        ----------   ----------
Total current assets                                     1,222,452      703,232
 Property, plant and equipment, net of
 accumulated depreciation of $135,984 at
 June 30, 1998 and $107,419 at December 31, 1997           279,463      200,340
Investments                                                128,778       70,424
Investments restricted for debt service                     30,582       39,411
Intangible assets, net of accumulated amortization
 of 72,257 at June 30, 1998 and 53,388
 at December 31, 1997                                      182,203       96,547
Deferred charges and other assets                           49,302       41,038
Deferred income taxes                                        3,834            -
                                                       -----------   ----------
Total assets                                           $ 1,896,614   $1,150,992
                                                       ===========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of capital lease obligations       $    1,243    $        -
 Accounts payable                                          56,921        24,835
 Accounts payable to related parties                          706         3,748
 Advance billings and customer deposits                    27,232         7,318
 Accrued taxes                                                 19           488
 Accrued interest                                           5,355         5,549
 Accrued contract settlements                               3,018         3,126
 Accrued video programming expense                          5,493         3,498
 Accrued expenses                                          39,739        21,143
 Deferred income tax                                        7,911             -
                                                       ----------    ----------
Total current liabilities                                 147,637        69,705
Long-term debt                                          1,224,614       686,103
Deferred income taxes                                           -        19,612
Other deferred credits                                      3,563         2,596
Minority interest                                          35,699        16,392
Commitments and contingencies
Preferred stock                                                 -             -
Common shareholders' equity:
 Common stock, par value $1 per share:
 Authorized 100,000,000 shares:
 Issued and outstanding 64,677,982
 and 54,989,870                                            64,785        54,989
 Additional paid-in capital                               527,754       321,766
 Cumulative translation adjustments                        (3,055)       (3,055)
 Unrealized appreciation on investments                       786             -
 Treasury stock, 107,000 shares at cost                    (2,473)            -
 Deficit                                                 (102,696)      (17,116)
                                                       ----------    ----------
Total common shareholders' equity                         485,101       356,584
                                                       ----------    ----------
Total liabilities and shareholders' equity             $1,896,614    $1,150,992
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

4. During the first six months of 1998, approximately 1,783,000 options were granted, approximately 286,000 were exercised yielding cash proceeds of $1,592 and approximately 234,000 options were canceled. At June 30, 1998, there are approximately 8,370,094 options outstanding under RCN's 1997 Plan.

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

                                                      Quarter Ended June 30,        Six Months Ended June 30,
                                                    --------------------------     --------------------------
                                                        1998            1997           1998           1997
                                                    ------------    -----------    ------------   -----------
Net (loss)                                           $  (43,795)    $   (8,806)    $  (85,580)    $   (20,250)
Basic earnings per average common share:
     Weighted average shares outstanding             58,410,970     54,967,538     57,313,640      54,959,270
     Loss per average common share                         (.75)          (.16)         (1.49)           (.37)
Diluted earnings per average common share:
     Weighted average shares outstanding             58,410,970     54,967,538     57,313,640      54,959,270
     Dilutive shares resulting from stock options             -              -              -               -
                                                    -----------    -----------    -----------     -----------
     Weighted average shares and common stock
     equivalents outstanding                         58,410,970     54,967,538     57,313,640      54,959,270
                                                    ===========     ===========   ============    ===========
     Loss per average common share                  $      (.75)    $     (.16)   $     (1.49)    $      (.37)

7. In June 1998, the Company acquired Lancit Media Entertainment, Ltd. ("Lancit"), a producer of high quality children's programming. The total approximate consideration for the transaction was $400 in cash and RCN Common Stock with a fair value of approximately $7,400 at the time of issuance. The transaction was accounted for by the purchase method of accounting. Approximately $9,500 has been allocated to goodwill. Such goodwill is being amortized over approximately five years.

8. In June 1998, the Company acquired Interport Communications Corp. ("Interport"). The total approximate consideration for the transaction was $1,300 in cash and RCN Common Stock with a fair value of approximately $8,500 at the time of issuance. The transaction was accounted for by the purchase method of accounting. Approximately $7,200 has been allocated to goodwill. Such goodwill is being amortized over approximately four years.

9. In July 1998, the Company acquired Javanet, Inc. ("Javanet"). The total approximate consideration for the transaction was $3,700 in cash and RCN Common Stock with a fair value of approximately $13,400 at the time of issuance. The transaction was accounted for by the purchase method of accounting. Approximately $14,800 has been allocated to goodwill. Such goodwill is being amortized over approximately three years.

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

12. In June 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 131-"Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement, which establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in interim and year end financial statements, is effective for fiscal years beginning after December 15, 1997. The Company's operations involve developing an advanced fiber network to provide a bundled service package of voice, video and data services to new customers in high density markets and migrating as many customers as is economically justified which were served by the Company's previously separate lines of business, for which profitability was separately measurable and monitored, to the single source network. While the Company's chief decision makers monitor the revenue streams of the various products, operations are managed and financial performance is evaluated based upon the delivery of multiple services to customers over a single network. This allows the Company to leverage its network costs to maximum profitability. It is management's belief that the Company operates as one reportable operating segment which contains many shared expenses generated by the Company's various revenue streams and that any segment allocation of shared expenses incurred on a single network to multiple revenue streams would be impractical and arbitrary; furthermore, the Company currently does not make such allocations internally. The Company's chief decision makers do, however, monitor financial performance in a way which is different from that depicted in the historical general purpose financial statements in that such measurement includes the consolidation of all joint ventures, including Starpower which is not consolidated under generally accepted accounting principles. Such information, however, does not represent a separate segment under generally accepted accounting principles and therefore it is not separately disclosed.

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

Total sales increased $18,779, or 60.5% to $49,808 for the quarter ended June 30, 1998 from $31,029 for the quarter ended June 30, 1997. The increase resulted from higher total service connections which increased 202.1% to approximately 710,000 at June 30, 1998, including connections attributable to the Starpower joint venture, from approximately 235,000 at June 30,1997. The increase in service connections resulted from expansion of the Company's advanced fiber network, growth in resold voice connections and the acquisitions of Erols Internet, Inc. ("Erols") and UltraNet Communications ("UltraNet") which provided approximately 370,000 data connections at the date of acquisition including connections attributable to the Starpower joint venture. Advanced fiber units passed increased to approximately 123,000 units at June 30, 1998 from approximately 8,000 units at June 30, 1997.

Voice revenues increased $4,633 to $5,176 for the quarter ended June 30, 1998 from $543 for the quarter ended June 30, 1997 primarily due to an increase in off-net connections. Off-net connections were 661,776 and 233,130 at June 30, 1998 and 1997, respectively. Partially contributing to the increase in off-net connections was the start-up of telephony operations in the Lehigh Valley, Pennsylvania market in the fourth quarter of 1997.

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

Data revenues increased $9,406 to $9,413 for the quarter ended June 30, 1998 from $7 for the quarter ended June 30, 1997 primarily due to the acquisitions of Erols and UltraNet in February 1998.

Commercial and other revenues increased $3,481, or 90.3% to $7,337 for the quarter ended June 30, 1998 from $3,856 for the quarter ended June 30, 1997. The increase was due to an increase in commercial local main access lines of approximately 9,700 over the same period in 1997, compounded by an increase in revenue per main access line. Additionally contributing to the increase in commercial and other revenues was higher wholesale revenue from Commonwealth Telecom Services, Inc. ("CTSI"), a wholly-owned subsidiary of Commonwealth Telephone Enterprises, Inc. (formerly C-TEC Corporation). CTSI is a Competitive Local Exchange Carrier ("CLEC") which operates in areas adjacent to the traditional service area of Commonwealth Telephone Company (also a wholly-owned subsidiary of Commonwealth Telephone Enterprises, Inc.)

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

Direct expenses increased $11,309, or 99.0% to $23,135 for the quarter ended June 30, 1998 from $11,826 for the quarter ended June 30, 1997. The increase was primarily due to costs associated with higher resold voice revenues. The resold voice increase represents increases in main access lines in New York City, Boston and Lehigh Valley, Pennsylvania with a view to extending the advanced fiber network and fully activating RCN's own telephone switches to service many of these customers, thereby allowing RCN to gain higher margins and additional revenue from originating and terminating access fees and to control the related services and service quality. Additionally, Internet access costs associated with the increase in data revenues, primarily resulting from the acquisitions of Erols and UltraNet, contributed to the increase in direct expenses. Also contributing to the increase were higher network costs associated with the increased wholesale revenue from CTSI and higher video programming costs due to increased video connections, increased programming rates and new channel launches.

Operating, selling, general and administrative expenses primarily include customers service costs, advertising, sales and marketing expenses, communications network maintenance and repair ("technical expenses"), and other corporate overhead.

Operating, selling, general and administrative costs increased $17,939, or 97.7% to $36,292 for the quarter ended June 30, 1998 from $18,353 for the quarter ended June 30, 1997. Advertising costs increased approximately $5,900 for the quarter ended June 30, 1998 primarily due to an extensive high visibility multi-media campaign primarily in New York City and Boston, which commenced in June 1997, as well as to Internet service advertising expense resulting from the acquisition of Erols in February 1998. Customer services costs increased approximately $5,000, or 219.7% for the quarter ended June 30, 1998 primarily due to personnel increases related to the expanded customer base resulting from the acquisition of Erols in February 1998 as well as to other staff increases to support expanding operations in New York City, Boston and Lehigh Valley, Pennsylvania. Telephone expense to support higher call volumes related to expansion of the customer base, billing costs for increased customers and facilities expense for expanded staff principally comprise the remainder of the customer service cost increase. Technical expense increased approximately $1,650, or 36.6%, for the quarter ended June 30, 1998. The increase was primarily due to engineering and construction headcount additions made to plan and execute network expansion, resale telephony installation costs, right of way use fees, network operations control center monitoring costs and rental expense primarily for materials storage and hub sites. The increase was offset by approximately $1,029 of technical costs capitalized as part of the cost basis of the communications network. The Company expects the percentage of capitalized technical costs to total technical expense to be lower in future periods. Sales and marketing costs increased approximately $3,100, or 85.7%, for the quarter ended June 30, 1998. The increase resulted from additional staff, and related commissions and benefits, to cover the increase in advanced fiber units passed, to increase penetration in the Company's existing markets and to increase the number of services per customer. The remaining increase in sales and marketing expense resulted from the acquisition of Erols and higher telemarketing expense due to increased campaigns, including the promotion of the start up of telephony operations in Lehigh Valley, Pennsylvania.

General and administrative expenses increased approximately $2,300, or 33.1%. The increase is primarily due to higher legal expense associated with the procurement of additional franchises and open video systems ("OVS") agreements, higher property taxes principally resulting from communications network expansion, the acquisition of Erols, and staff additions, principally to support the expansion, maintenance and upgrade of the Company's management information systems.

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

Depreciation and amortization was $18,699 for the three month period ended June 30, 1998 and $13,265 for the three month period ended June 30, 1997. The increase of $5,434, or 41.0% was the result of a higher depreciable basis of plant, resulting primarily from expansion of the Company's advanced fiber network, and amortization of intangible assets arising from the acquisition of Erols and UltraNet in February 1998. The cost basis of property, plant and equipment at June 30, 1998 and 1997 was $415,447 and $240,453, respectively. The basis of intangible assets was $254,460 and $161,661 at June 30, 1998 and 1997, respectively.

Interest income
---------------
Interest income was $13,993 and $4,608 for the three month periods ended June 30, 1998 and 1997, respectively. The increase of $9,385, or 203.7%, results from higher cash, temporary cash investments and short-term investments, as compared to the same period in 1997. Cash, temporary cash investments and short-term investments were approximately $1,154,000 at June 30, 1998 and approximately $45,500 at June 30, 1997. Such increase primarily represents interest on the unused portion of the following debt and equity financings made subsequent June 30, 1997: 10% Senior Notes, issued in October 1997, which generated gross proceeds of $225,000 and yielded net proceeds of $218,250; 11 1/8% Senior Discount Notes, issued in October 1997, which generated gross proceeds of $350,001 and yielded net proceeds of $337,751; 9.8% Senior Discount Notes, issued in February 1998, which generated gross proceeds of $350,587 and yielded net proceeds of $344,855; 11% Senior Discount Notes, issued in June 1998, which generated gross proceeds of $149,999 and yielded net proceeds of $147,187 and the issuance of 6,098,355 shares of the Company's Common Stock, issued in June 1998, yielded net proceeds of $113,305.

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

Income tax
----------
The Company's effective income tax rate was a provision of 4.3% for the quarter ended June 30, 1998 and a benefit of 21.0% for the quarter ended June 30, 1997.

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

Minority interest
-----------------
For the second quarter of 1998, minority interest of $3,468 primarily represents the 49% interest of Boston Edison Company ("BECO") in the loss of RCN-BECOCOM of $3,528. In the second quarter of 1997, minority interest primarily represents the 49% interest of BECO in the loss of RCN-BECOCOM of $537.

Equity in loss of unconsolidated entities
-----------------------------------------
Equity in the loss of unconsolidated entities primarily represents the Company's share of the losses and amortization of excess cost over net assets of Megacable of $342 and $835 for the quarters ended June 30, 1998 and 1997, respectively, and the Company's 50% interest in the loss of Starpower of $4,139 for the quarter ended June 30, 1998.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

For the six months ended June 30, 1998, EBITDA before nonrecurring acquisition costs was $(17,936) as compared to $5,003 for the same period in 1997. Sales increased 48.2% to $89,946 for the six months ended June 30, 1998 from $60,706 for the same period in 1997.

Sales
-----
Total sales increased $29,240, or 48.2% to $89,946 for the six months ended June 30, 1998 from $60,706 for the six months ended June 30, 1997. The increase resulted from higher average service connections as discussed below. The increase in service connections resulted from expansion of the Company's advanced fiber network, growth in resold voice connections and the acquisitions of Erols and UltraNet which provided approximately 370,000 data connections at the date of acquisition, including connections attributable to the Starpower joint venture.

Voice revenues increased $7,712 to $8,686 for the six months ended June 30, 1998 from $974 for the six months ended June 30, 1997 primarily due to an increase in off-net connections. Off-net connections were 661,776 and 233,130 at June 30, 1998 and 1997, respectively. Partially contributing to the increase in off-net connections was the start-up of telephony operations in the Lehigh Valley, Pennsylvania market in the fourth quarter of 1997.

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

Data revenues increased $12,258 to $12,269 for the six months ended June 30, 1998 from $11 for the six months ended June 30, 1997 primarily due to the acquisitions of Erols and UltraNet in February 1998. At June 30, 1998, the Company had 398,560 off-net data connections, including connections attributable to the Starpower joint venture.

Commercial and other revenues increased $5,900, or 69.4% to $14,402 for the six months ended June 30, 1998 from $8,502 for the six months ended June 30, 1997. The increase was due to an increase in commercial local main access lines of approximately 8,800 over the same period in 1997, compounded by an increase in revenue per main access line. Additionally contributing to the increase in commercial and other revenues was higher wholesale revenue from CTSI.

Costs and Expenses Excluding Depreciation and Amortization and
-------------------------------------------------------------
Nonrecurring Charges.
----------------------
Direct expenses increased $19,183, or 83.0% to $42,296 for the six months ended June 30, 1998 from $23,113 for the six months ended June 30, 1997. The increase was primarily due to higher resold voice revenues. The resold voice increase represents increases in main access lines in New York City, Boston and Lehigh Valley, Pennsylvania with a view to extending the advanced fiber network and fully activating RCN's own telephone switches to service many of these customers, thereby allowing RCN to gain higher margins and additional revenue from originating and terminating access fees and to control the related services and service quality. Additionally, Internet access costs associated with the increase in data revenues, primarily resulting from the acquisitions of Erols and UltraNet, contributed to the increase in direct expenses. Also contributing to the increase were higher network costs associated with the increased wholesale revenue from CTSI and higher video programming costs due to increased video connections, increased programming rates and new channel launches.

Operating, selling, general and administrative costs increased $32,996, or 101.3% to $65,586 for the six months ended June 30, 1998 from $32,590 for the six months ended June 30, 1997. Advertising costs increased approximately $11,100 for the six months ended June 30, 1998 primarily due to an extensive high visibility multi-media campaign primarily in New York City and Boston, which commenced in June 1997, as well as to Internet services advertising expense resulting from the acquisition of Erols in February 1998 and to expense incurred to promote the commencement of telephony operations in the Lehigh Valley, Pennsylvania market. Customer services costs increased approximately $8,500, or 193.5% for the six months ended June 30, 1998 primarily due to personnel increases related to the expanded customer base resulting from the acquisition of Erols in February 1998 as well as to other staff increases to support expanding operations in New York City, Boston and Lehigh Valley, Pennsylvania. Telephone expense to support higher call volumes related to expansion of the customer base, billing costs for increased customers and facilities expense for expanded staff principally comprise the remainder of the customer service cost increase. Technical expense increased approximately $3,400, or 37.6%, for the six months ended June 30, 1998. The increase was primarily due to engineering and construction headcount additions made to plan and execute network expansion, resale telephony installation costs, right of way of use fees, network operations control center monitoring costs and rental expense primarily for materials storage and hub sites. The increase was offset by approximately $1,029 of technical costs capitalized as part of the cost basis of the communications network. The Company expects the percentage of capitalized technical costs to total technical expense to be lower in future periods. Sales and marketing costs increased approximately $6,100, or 95.2%, for the six months ended June 30, 1998. The increase resulted from additional staff, and related commissions and benefits, to cover the increase in advanced fiber units passed, to increase penetration in the Company's existing markets and to increase the number of services per customer. The remaining increase in sales and marketing expense resulted from the acquisitions of Erols and UltraNet and higher telemarketing expense due to increased campaigns, including the promotion of the start up of telephony operations or Lehigh Valley, Pennsylvania.

General and administrative expenses increased approximately $3,900 or 33.9%. The increase is primarily due to higher legal expense associated with the procurement of additional franchises and open video systems ("OVS") agreements, higher property taxes principally resulting from communication network expansion, the acquisitions of Erols and UltraNet, and staff additions, principally to support the expansion, maintenance and upgrade of the Company's management information systems.

Depreciation and amortization
-----------------------------
Depreciation and amortization was $36,830 for the six month period ending June 30, 1998 and $25,455 for the six month period ending June 30, 1997. The increase of $11,375, or 44.7% was the result of both a higher depreciable basis of plant, resulting primarily from expansion of the Company's advanced fiber network, and amortization of intangible assets arising from the acquisitions of Erols and UltraNet in February 1998. The cost basis of property, plant and equipment at June 30, 1998 and 1997 was $415,447 and $240,453, respectively. Additionally, intangible assets resulting from the payment of $15,000 on March 21, 1997 of contingent consideration applicable to the Company's original purchase of an 80.1% ownership interest in Freedom and from the payment of an additional $15,000 on March 21, 1997 to acquire the remaining 19.9% ownership in Freedom were depreciable for the full six months ended June 30, 1998 but only from the date of payment for the six months ended June 30, 1997. The basis of intangible assets was $254,460 and $161,661 at June 30, 1998 and 1997, respectively.

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

  RCN is constructing new telecommunications networks. The margins on products expected to result from acquired in-process technologies in some cases represent higher margins than RCN's margins on existing products primarily due to the efficiencies in delivering multiple products, including bundled-service offerings, over a single state of the art high capacity fiber optic network. For both the Erols and the UltraNet acquisitions, RCN identified the R&D development projects to include--

  --Cable Modem Internet access for subscribers, consisting of projects to develop the hardware, systems and software to permit subscribers to be offered high-speed Internet access through direct cable connection. The remaining development effort is concerned with technical standards for this service and with the design and integration of this product into RCN's cable and fiber optic network. RCN management estimated that this project for both acquisitions was approximately 70% complete and that each had approximately $250 of direct development expense remaining to be spent in 1998 and 1999, with planned revenues from this service expected to begin thereafter.

  --Internet Telephony, representing projects to develop the potential for dial-up telephone service through the Internet. This service area presented significant technical challenges as well as political, commercial and market challenges to be faced before service could be offered to subscribers. Since at the acquisition date neither hardware nor systems have been acquired or developed in support of this new product, a high degree of development activity remains. RCN management estimated that this project for both acquisitions was only approximately 20% complete and that the remaining development cost at the date of acquisition was approximately $1,000 in 1998, $2,000 in 1999 and $5,000 in 2000 with revenues from this service expected to begin thereafter.

  --E-Commerce Systems, consisted of the Companies' efforts to develop a suitable system that would permit subscribers to conduct commercial activities over the Internet. Following evaluation of commercially-available packages, none were capable of meeting subscriber needs and development of the suitable system was undertaken. RCN management estimated that the project for both acquisitions was approximately 90% complete and that each had about $25 of development expense remaining to be spent in 1998 with revenues from this service expected to begin thereafter.

  --High-speed shared office Internet access, representing a blending of fiber optic and Internet networking technologies, was under development as a package to be offered to commercial clients. While the technical challenges were still being addressed at the acquisition date, there was no certainty that this system would result in a competitive product offering in the market. The management of RCN estimated that the project for both acquisitions was approximately 75% complete and that each had less that $25 of development expense remaining to be spent in 1998 with revenues from this service expected to begin thereafter.

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

Interest income
----------------
Interest income was $26,808 and $9,761 for the six month periods ended June 30, 1998 and 1997, respectively. The increase of $17,047, or 174.6%, results from higher cash, temporary cash investments and short-term investments as compared to the same period in 1997. Cash, temporary cash investments and short-term investments were approximately $1,154,000 at June 30, 1998 and approximately $45,500 at June 30, 1997. Such increase primarily results from the debt and equity financings of the company as detailed in the discussion of interest income for the three months ended June 30, 1998.

Interest expense
----------------
For the six months ended June 30, 1998, interest expense was $49,654 as compared to $7,129 for the six months ended June 30, 1998. The increase resulted from the debt financings referred to above that were placed subsequent to the second quarter of 1997, offset by a reduction due to the prepayment in September 1997 of $131,250 of 9.65% Senior Secured Notes.

Other (expense) income
----------------------
Other (expense) income was ($648) and $600 for the six months ended June 30, 1998 and 1997, respectively. The primary component of other (expense) income for the six months ended June 30, 1998 was the write down of certain of the Company's information technology assets which the Company intends to replace within the next several months with higher capacity state of the art products in connection with an overall internal technology upgrade.

Income tax
----------
The Company's effective income tax rate was a benefit of 10.4% and 26.1% for the six months ended June 30, 1998 and June 30, 1997, respectively. The primary reasons for the difference include the charge for in-process technology which is not deductible for tax purposes and for which a tax benefit was correspondingly not recorded. Additionally, during 1998, the tax effect of the Company's cumulative losses has exceeded the tax effect of accelerated deductions, primarily depreciation, which the Company has taken for federal income tax purposes. Except in unusual cases, generally accepted accounting principles do not permit the recognition of tax benefits of such excess losses in the financial statements. This accounting treatment does not impact the amount of expiration periods of actual NOL carryovers or cash flows for taxes.

Minority Interest
-----------------
For the six months ended June 30, 1998 minority interest of $7,054 primarily represents the 49% interest of BECO in the loss of RCN-BECOCOM of $7,173. In the second quarter of 1997, minority interest primarily represents the 49% interest of BECO in the loss of RCN-BECOCOM of $537 and the 19.9% minority interest in the loss of Freedom of $966. The company purchased the remaining 19.9% ownership interest in Freedom on March 21, 1997.

Equity in Loss of Unconsolidated Entities
-----------------------------------------
Equity in the loss of unconsolidated entities primarily represents the Company's share of the losses and amortization of excess cost over net assets of Megacable of $1,051 and $1,547 for the six months ended June 30, 1998 and 1997, respectively, and the Company's 50% interest in the loss of Starpower of $4,923 for the six months ended June 30, 1998.

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