Form 10-Q/A
period 1998-09-30
RCN CORP /DE/
filed 1999-04-16
CIK 1041858

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

Item 6.        Exhibits and Reports on Form 8-K

               SIGNATURE

PART I.  FINANCIAL INFORMATION
         Item 1. Financial Statements


                       RCN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands, Except Per Share Data)
                                  (Unaudited)

                                                     Quarter Ended           Nine Months Ended
                                                     September 30,            September  30,
                                               ------------------------    ------------------------
                                                   1998         1997          1998          1997
                                               ----------    ----------    ----------    ----------
Sales                                          $   58,172    $   31,148    $  148,118    $   91,854
Costs and expenses, excluding
  depreciation and amortization                    74,750        35,480       182,632        91,183
Depreciation and amortization                      24,146        13,680        60,976        39,135
Nonrecurring acquisition costs:
 In-process technology                                  -             -        18,293             -
Other nonrecurring charges                              -             -             -        10,000
                                               ----------    ----------    ----------    ----------
Operating (loss)                                  (40,724)      (18,012)     (113,783)      (48,464)
Interest income                                    16,424         3,681        43,232        13,442
Interest expense                                  (31,157)       (3,331)      (80,811)      (10,460)
Other income (expense), net                        (1,299)         (371)       (1,947)          229
                                               ----------    ----------    ----------    ----------
(Loss) before income taxes                        (56,756)      (18,033)     (153,309)      (45,253)
(Benefit) for income taxes                            (30)       (4,764)       (9,923)      (11,907)
                                               ----------    ----------    ----------    ----------
(Loss) before equity in unconsolidated
  entities and minority interest                  (56,726)      (13,269)     (143,386)      (33,346)
Equity in (loss) of unconsolidated entities        (2,195)       (1,089)       (8,169)       (2,650)
Minority interest in loss of
  consolidated entities                             4,491         2,543        11,545         3,931
                                               ----------    ----------    ----------    ----------
(Loss) before extraordinary charge                (54,430)      (11,815)     (140,010)      (32,065)
Extraordinary charge - debt prepayment
    penalty, net of tax                                 -        (3,210)            -        (3,210)
                                               ----------    ----------    ----------    ----------

Net (loss)                                     $  (54,430)   $  (15,025)   $ (140,010)   $  (35,275)
                                               ==========    ==========    ==========    ==========

Basic and diluted (loss) per average
  common share:
  (Loss) before extraordinary charge           $   (0.84)    $    (0.21)   $    (2.34)   $    (0.58)
                                               ==========    ==========    ==========    ==========
  Extraordinary charge - debt prepayment
    penalty                                             -         (0.06)            -         (0.06)
                                               ==========    ==========    ==========    ==========
  Net (loss)                                   $    (0.84)   $    (0.27)   $    (2.34)   $    (0.64)
                                               ==========    ==========    ==========    ==========

  Weighted average shares outstanding          65,090,284    54,969,132    59,905,854    54,962,596

See accompanying notes to Condensed Consolidated Financial Statements.

                                RCN CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                      September 30, December 31,
                                                          1998         1997
                                                      ------------  -----------
ASSETS
Current assets:
 Cash and temporary cash investments                   $   439,817   $  222,910
 Short-term investments                                    667,952      415,603
 Accounts receivable from related parties                    7,033        9,829
 Accounts receivable, net of reserve for doubtful
  accounts of $4,830 at September 30, 1998 and $2,134
  at December 31, 1997                                      27,834       14,834
 Material and supply inventory, at average cost              5,340        2,745
 Prepayments and other                                      14,153        9,990
 Deferred income taxes                                           -        4,821
 Investments restricted for debt service                    22,650       22,500
                                                        ----------   ----------
Total current assets                                     1,184,779      703,232
 Property, plant and equipment, net of
 accumulated depreciation of $152,274 at
 September 30, 1998 and $107,419 at December 31, 1997      350,917      200,340
Investments                                                126,534       70,424
Investments restricted for debt service                     31,288       39,411
Intangible assets, net of accumulated amortization
  of $110,162 at September 30, 1998 and $53,388 at
    December 31, 1997                                      187,601       96,547
Deferred charges and other assets                           47,883       41,038
Deferred income taxes                                        4,049            -
                                                       -----------   ----------
Total assets                                           $ 1,933,051   $1,150,992
                                                       ===========   ==========

                                RCN CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of capital lease obligations       $    1,201    $        -
 Accounts payable                                          63,748        24,835
 Accounts payable to related parties                        5,111         3,748
 Advance billings and customer deposits                    26,870         7,318
 Accrued taxes                                                  -           488
 Accrued interest                                          10,969         5,549
 Accrued contract settlements                               3,016         3,126
 Accrued video programming expense                          5,861         3,498
 Accrued expenses                                          53,694        21,143
 Deferred income tax                                        7,905             -
                                                       ----------    ----------
Total current liabilities                                 178,375        69,705
Long-term debt                                          1,248,681       686,103
Deferred income taxes                                           -        19,612
Other deferred credits                                      2,687         2,596
Minority interest                                          58,883        16,392
Commitments and contingencies
Preferred stock                                                 -             -
Common shareholders' equity:
Common stock, par value $1 per share: Authorized
   100,000,000 shares: Issued and outstanding
     65,201,765 and 54,989,870                             65,444        54,989
 Additional paid-in capital                               540,730       321,766
 Cumulative translation adjustments                        (3,055)       (3,055)
 Unrealized appreciation on investments                     2,881             -
 Treasury stock, 242,000 shares at cost                    (4,449)            -
 Deficit                                                 (157,126)      (17,116)
                                                       ----------    ----------
Total common shareholders' equity                         444,425       356,584
                                                       ----------    ----------
Total liabilities and shareholders' equity             $1,933,051    $1,150,992
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

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations:

                                                    Quarter Ended September 30,   Nine Months Ended September 30,
                                                   ----------------------------   -------------------------------
                                                       1998             1997          1998             1997
                                                   -----------       ----------   -----------       ------------
Net (loss) before extraordinary charge              $  (54,430)      $  (11,815)   $ (140,010)      $    (32,065)
Basic earnings per average common share:
     Weighted average shares outstanding            65,090,284       54,969,132    59,905,854         54,962,596
     Loss per average common share                       (0.84)           (0.21)        (2.34)             (0.58)
Diluted earnings per average common share:
     Weighted average shares outstanding            65,090,284       54,969,132    59,905,854         54,962,596
     Dilutive shares resulting from stock options            -                -             -                  -
                                                    ----------       ----------    ----------       ------------
     Weighted average shares and common stock
     equivalents outstanding                        65,090,284       54,969,132    59,905,854         54,962,596
                                                    ==========       ==========    ==========       ============
     Loss per average common share                  $    (0.84)      $    (0.21)   $    (2.34)      $     (0.58)

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

13. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 130 - "Reporting Comprehensive Income" ("SFAS 130"). This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997. The Company primarily has two components of comprehensive income, cumulative translation adjustments and unrealized appreciation on investments which appropriate ($3,055) and $2,881, respectively. The amount of other comprehensive loss for the nine months ended September 30, 1998 was ($137,129).

14. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"). This statement, which establishes accounting and reporting standards for derivative instruments and for hedging activities, is effective for the first quarter of fiscal years beginning after June 15, 1999. The Company does not currently have any items subject to disclosure pursuant to SFAS 133.

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

17. In February 1998, the Company acquired Erols. The total approximate consideration includes $36,000 in cash including out of pocket costs of approximately $1,400 and the assumption and repayment of debt of approximately $5,100 and RCN Common Stock with a fair value of approximately $45,000 at the time of issuance. Additionally, the purchase price includes approximately $11,000 representing the fair value of Erols stock options which were converted to RCN stock options in connection with the acquisition. The total purchase price of the acquisition was $92,000. The transaction was accounted for by the purchase method of accounting.

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

18. In February 1998, the Company acquired UltraNet. The total approximate consideration includes $7,700 in cash including cash payments aggregating approximately $503 to certain holders of UltraNet stock options and RCN Common Stock with a fair value of approximately $26,200 at the time of issuance. Additionally, the purchase price includes approximately $1,900 representing the fair value of UltraNet stock options which were converted to RCN stock options in connection with the acquisition. The total purchase price of the acquisition was $35,800. The transaction was accounted for by the purchase method of accounting.

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

19. In connection with the acquisitions of Erols and UltraNet, RCN has allocated $13,228 for Erols and $5,065 for UltraNet to in-process research and development ("IPR&D"). Specifically, four projects were identified which qualified as IPR&D by definition of not having achieved technological feasibility and representing technology which at the point of acquisition offered no alternative use than the defined project. The fair value of the IPR&D projects associated with these acquisitions is based upon a discounted cash flow analysis modified to represent only that portion of the project associated with completed research and developments efforts at the date of acquisition. The IPR&D valuation charge was measured by the stage of completion method. The expected completion percentages are estimated based on the latest available financial information at the date of acquisition and were established on a project by project basis primarily calculated by dividing the costs incurred to date by the total expected R&D expenses specific to the project. The Company's management is primarily responsible for estimating fair value of the purchased IPR&D. The significant assumptions utilized by management were as follows:

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

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

For the three months ended September 30, 1998, EBITDA before nonrecurring acquisition costs was ($16,578) as compared to ($4,332) for the same period in 1997. For the three months ended September 30, 1998, operating loss before non-recurring charges was ($40,724) as compared to ($18,012) for the same period in 1997. Sales increased 86.8% to $58,172 for the quarter ended September 30, 1998 from $31,148 for the same period in 1997.

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

Total sales increased $27,024, or 86.8% to $58,172 for the quarter ended September 30, 1998 from $31,148 for the quarter ended September 30, 1997. The increase resulted from higher total service connections which increased 227.1% to approximately 808,000 at September 30, 1998 from approximately 247,000 at September 30, 1997, including connections of the Starpower joint venture. The increase in service connections resulted from expansion of the Company's advanced fiber network, growth in resold voice connections and the acquisitions of Erols Internet, Inc. ("Erols") and UltraNet Communications ("UltraNet") which provided approximately 370,000 data connections at the date of acquisition, including connections of the Starpower joint venture. Advanced fiber units passed increased to approximately 214,000 units at September 30, 1998 from approximately 26,000 units at September 30, 1997.

Voice revenues increased $6,244 to $7,139 for the quarter ended September 30, 1998 from $895 for the quarter ended September 30, 1997 primarily due to an increase in off-net voice connections. Off-net voice connections were 58,093 and 10,953 at September 30, 1998 and 1997, respectively. Partially contributing to the increase in off-net connections was the start-up of telephony operations in the Lehigh Valley, Pennsylvania market in the fourth quarter of 1997. Advanced fiber voice connections were 20,857 and 1,909 at September 30, 1998 and 1997, respectively.

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

Data revenues increased $13,294 to $13,308 for the quarter ended September 30, 1998 from $14 for the quarter ended September 30, 1997 primarily due to the acquisitions of Erols and UltraNet in February 1998. The Company had approximately 450,000 average data connections for the quarter ended September 30, 1998, including connections attributable to the Starpower joint venture, as compared to approximately 200 average data connections for the quarter ended September 30, 1997.

Commercial and other revenues increased $4,362, or 95.6% to $8,924 for the quarter ended September 30, 1998 from $4,562 for the quarter ended September 30, 1997. The increase was due to an increase in average commercial main access lines of approximately 10,800 over the same period in 1997, compounded by an increase in revenue per main access line. The increase in commercial main access lines contributed approximately $1,200 to the increase while the increase in revenue per main access line contributed approximately $1,300. Additionally contributing approximately $1,700 to the increase in commercial and other revenues was higher wholesale long distance revenue from Commonwealth Telecom Services, Inc. ("CTSI"), a wholly-owned subsidiary of Commonwealth Telephone Enterprises, Inc. (formerly C-TEC Corporation). CTSI is a Competitive Local Exchange Carrier ("CLEC") which operates in areas adjacent to the traditional service area of Commonwealth Telephone Company (also a wholly-owned subsidiary of Commonwealth Telephone Enterprises, Inc.).

The Company recognizes that managing customer turnover is an important factor in maximizing revenues and cash flow. For the quarter ended September 30, 1998, the Company's average monthly churn rate was approximately 2.3%.

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

Direct expenses increased $15,878, or 132.3% to $27,878 for the quarter ended September 30, 1998 from $12,000 for the quarter ended September 30, 1997. The increase was primarily due to costs associated with higher resold voice revenues. The resold voice increase represents increases in main access lines in New York City, Boston and Lehigh Valley, Pennsylvania with a view to extending the advanced fiber network and fully activating RCN's own telephone switches to service many of these customers, thereby allowing RCN to gain higher margins and additional revenue from originating and terminating access fees and to control the related services and service quality. Additionally, higher Internet access costs of approximately $4,900 associated with the increase in data revenues, primarily resulting from the acquisitions of Erols and UltraNet, contributed to the increase in direct expenses. Also contributing to the increase were higher commercial and other direct costs of approximately $1,300 primarily associated with the increased wholesale revenue from CTSI and higher video programming costs of approximately $1,600 due to increased video connections, increased programming rates and new channel launches.

Operating, selling, general and administrative expenses primarily include customer service costs, advertising, sales and marketing expenses, communications network maintenance and repair ("technical expenses"), and other corporate overhead.

Operating, selling, general and administrative costs increased $23,392, or 100.0% to $46,872 for the quarter ended September 30, 1998 from $23,480 for the quarter ended September 30, 1997. Advertising costs increased approximately $3,100 for the quarter ended September 30, 1998 primarily due to Internet service advertising expense resulting from the acquisition of Erols in

February 1998. Customer service costs increased approximately $5,900, or 207.6% for the quarter ended September 30, 1998. Increases of approximately $2,000 primarily personnel related, were due to the expanded customer base resulting from the acquisition of Erols in February 1998. Other staff and temporary labor increases to support expanding operations in New York City, Boston and Lehigh Valley, Pennsylvania contributed approximately $1,800 to the increase. Higher telephone expense of approximately $400 to support higher call volumes related to expansion of the customer base, higher billing costs of approximately $1,200 for increased customers and higher facilities and supplies expense of approximately $200 for expanded staff principally comprise the remainder of the customer service cost increase. Technical expense increased approximately $4,000, or 84.3%, for the quarter ended September 30, 1998. Technical expense increases of approximately $1,800 were due to engineering and construction headcount and contract labor additions made to plan and execute network expansion and network operations control center monitoring. Resale telephony installation costs contributed approximately $400 to the increase. Rental expense primarily for materials and hubsites increased approximately $300. Technical expense increases associated with acquisitions in 1998 were approximately $850. The increase was partially offset by approximately $1,400 of technical costs capitalized as part of the cost basis of the communications network. Sales and marketing costs increased approximately $3,800, or 94.0%, for the quarter ended September 30, 1998. The increase resulted from additional staff, contract labor and related commissions and benefits, aggregating approximately $850, to cover the increase in marketable homes, to increase penetration in the Company's existing markets and to increase the number of services per customer. Telemarketing expense increased approximately $1,100 due to increased campaigns. Sales and marketing increases associated with acquisitions in 1998, primarily Erols, were approximately $1,800. General and administrative expenses increased approximately $6,600, or 91.3%. Acquisitions in 1998 contributed approximately $2,500 to the increase. In addition, as disclosed in Note 13 to the Company's 1997 report on Form 10-K, in connection with the Distribution, RCN established a qualified savings plan under Section 401(k) of the Internal Revenue Code that will also qualify as an ESOP under Sections 401(a) and 4975 (e)(7) of the Code (the "ESOP"). The Company accrued a contribution to the ESOP of approximately $2,200 during the third quarter of 1998. Higher bad debt expense of approximately $600 was associated with the $27,024 increase in sales. Higher gross receipts taxes and property taxes resulting from expansion of the communications network aggregated approximately $470. Legal expense increased approximately $250 primarily as a result of the procurement of additional franchises and open video systems ("OVS") agreements. Higher salaries and benefits of approximately $900 were due to staff additions, primarily to support the expansion, maintenance and upgrade of the Company's management information systems, new product development and integration of acquisitions.

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

Depreciation and amortization was $24,146 for the three month period ended September 30, 1998 and $13,680 for the three month period ended September 30, 1997. The increase of $10,466, or 76.5% was the result of both a higher depreciable basis of plant, resulting primarily from expansion of the Company's advanced fiber network, and amortization of intangible assets arising from the acquisition of Erols and UltraNet in February 1998. The cost basis of property, plant and equipment at September 30, 1998 and 1997 was $503,191 and $273,960, respectively. The basis of intangible assets was $297,763 and $150,283 at September 30, 1998 and 1997, respectively.

Interest income
---------------

Interest income was $16,424 and $3,681 for the three month periods ended September 30, 1998 and 1997, respectively. The increase of $12,743, or 346.2%, results from higher cash, temporary cash investments and short-term investments, as compared to the same period in 1997. Cash, temporary cash investments and short-term investments were approximately $1,108,000 at September 30, 1998 and approximately $183,000 at September 30, 1997. Such increase primarily represents interest on the unused portion of the following debt and equity financings made subsequent to September 30, 1997: 10% Senior Notes, issued in October 1997, which generated gross proceeds of $225,000 and yielded net proceeds of $218,250; 11 1/8% Senior Discount Notes, issued in October 1997, which generated gross proceeds of $350,001 and yielded net proceeds of $337,751; 9.8% Senior Discount Notes, issued in February 1998, which generated gross proceeds of $350,587 and yielded net proceeds of $344,855; 11% Senior Discount Notes, issued in June 1998, which generated gross proceeds of $149,999 and yielded net proceeds of $147,187 and the issuance of 6,098,355 shares of the Company's Common Stock, issued in June 1998, which yielded net proceeds of $113,305.

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

Minority interest
-----------------

For the third quarter of 1998, minority interest of $4,491 primarily represents the 49% interest of Boston Edison Company ("BECO") in the loss of RCN-BECOCOM of $4,630. In the third quarter of 1997, minority interest primarily represents the 49% interest of BECO in the loss of RCN-BECOCOM of $2,602.

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

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

For the nine months ended September 30, 1998, EBITDA before nonrecurring costs was ($34,514) as compared to $671 for the same period in 1997. Operating loss before non-recurrng charges for the nine months ended September 30, 1998 was ($95,490) as compared to ($38,464) for the same period in 1997. Sales increased 61.3% to $148,118 for the nine months ended September 30, 1998 from $91,854 for the same period in 1997.

Total sales increased $56,264, or 61.3% to $148,118 for the nine months ended September 30, 1998 from $91,854 for the nine months ended September 30, 1997. The increase resulted from higher average service connections as discussed below. The increase in service connections resulted from expansion of the Company's advanced fiber network, growth in resold voice connections and the acquisitions of Erols and UltraNet which provided approximately 370,000 data connections at the date of acquisition, including connections attributable to the Starpower joint venture.

Voice revenues increased $13,956 to $15,825 for the nine months ended September 30, 1998 from $1,869 for the nine months ended September 30, 1997 primarily due to an increase in off-net voice connections. Off-net voice connections were 58,093 and 10,953 at September 30, 1998 and 1997, respectively. Partially contributing to the increase in off-net voice connections was the start-up of telephony operations in the Lehigh Valley, Pennsylvania market in the fourth quarter of 1997. Advanced fiber voice connections were 20,857 and 1,909 at September 30, 1998 and 1997, respectively.

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

Data revenues increased $25,552 to $25,577 for the nine months ended September 30, 1998 from $25 for the nine months ended September 30, 1997 primarily due to the acquisitions of Erols and UltraNet in February 1998. At September 30, 1998, the Company had 470,466 off-net data connections, including connections attributable to the Starpower joint venture, and 3,661 advanced fiber data connections.

Commercial and other revenues increased $10,263, or 78.6% to $23,327 for the nine months ended Septmeber 30, 1998 from $13,064 for the nine months ended September 30, 1997. The increase was due to an increase in average commercial main access lines of approximately 9,400 over the same period in 1997, compounded by an increase in revenue per main access line. The increase in commercial main access lines contributed approximately $3,000 to the increase while the increase in revenue per main access line contributed approximately $3,100. Additionally contributing approximately $5,000 to the increase in commercial and other revenues was higher wholesale long distance revenue from CTSI.

Costs and Expenses Excluding Depreciation and Amortization and Nonrecurring
---------------------------------------------------------------------------
Charges.
-------

Direct expenses increased $35,061, or 100.0% to $70,174 for the nine months ended September 30, 1998 from $35,113 for the nine months ended September 30, 1997. The increase was primarily due to costs associated with higher resold voice revenues. The resold voice increase represents increases in main access lines in New York City, Boston and Lehigh Valley, Pennsylvania with a view to extending the advanced fiber network and fully activating RCN's own telephone switches to service many of these customers, thereby allowing RCN to gain higher margins and additional revenue from originating and terminating access fees and to control the related services and service quality. Additionally, higher Internet access costs of approximately $9,000 associated with the increase in data revenues, primarily resulting from the acquisitions of Erols and UltraNet, contributed to the increase in direct expenses. Also contributing to the increase were higher commercial and other direct costs of approximately $3,100 associated with the increased wholesale revenue from CTSI and higher video programming costs of approximately $2,700 due to increased video connections, increased programming rates and new channel launches.

Operating, selling, general and administrative costs increased $56,388, or 101.0% to $112,458 for the nine months ended September 30, 1998 from $56,070 for the quarter ended September 30, 1997. Advertising costs increased approximately $14,100 for the nine months ended September 30, 1998. Costs associated with an extensive high visibility multi-media campaign primarily in New York City and Boston, which commenced in June 1997, increased approximately $8,600 over the comparable period in 1997. Internet service advertising expense resulting from the acquisition of Erols in February 1998 increased approximately $5,100. Expenses incurred to promote the commencement of telephony operations in the Lehigh Valley, Pennsylvania market increased approximately $900. The remaining increase in advertising costs was primarly due to costs incurred for various sales and promotional materials and event marketing. Customer service costs increased approximately $14,400, or 199.0% for the nine months ended September 30, 1998. Increases of approximately $3,600 primarily personnel related, were due to the expanded customer base resulting from the acquisition of Erols in February 1998. Other staff and temporary labor increases to support expanding operations in New York City, Boston and Lehigh Valley, Pennsylvania contributed approximately $5,100 to the increase. Higher telephone expense of approximately $850 to support higher call volumes related to expansion of the customer base, higher billing costs of approximately $3,700 for increased customers and higher facilities and supplies expense of approximately $500 for expanded staff principally comprise the remainder of the customer service cost increase. Technical expense increased approximately $7,400, or 53.8%, for the nine months ended September 30, 1998. Technical expense increases of approximately $4,400 were due to engineering and construction headcount and contract labor additions made to plan and execute network expansion and network operations control center monitoring. Resale telephony installation costs contributed approximately $1,300 to the increase. Rental expense primarily for materials and hub sites increased approximately $700. Technical expense increases associated with acquisitions in 1998 were approximately $2,500. The increase was partially offset by approximately $4,000 of technical costs capitalized as part of the cost basis of the communications network. Sales and marketing costs increased approximately $9,900, or 94.7%, for the nine months ended September 30, 1998. The increase resulted from additional staff, contract labor and related commissions and benefits, aggregating approximately $1,500, to cover the increase in marketable homes, to increase penetration in the Company's existing markets and to increase the number of services per customer. Telemarketing expense increased approximately $3,300 due to increased campaigns. Sales and marketing increases associated with acquisitions in 1998, primarily Erols, were approximately $5,300.

General and administrative expenses increased approximately $10,500, or 56.1%. Acquisitions in 1998 contributed approximately $3,800 to the increase. In addition, the Company accrued a contribution to the ESOP of approximately $2,200 during the third quarter of 1998. Higher bad debt expense of approximately $1,400 was associated with the $56,264 increase in sales. Higher gross receipts taxes and property taxes resulting from expansion of the communications network aggregated approximately $900.

Legal expense increased approximately $900 primarily as a result of the procurement of additional franchises and OVS agreements. Higher salaries and benefits of approximately $3,500 were due to staff additions, primarily to support the expansion, maintenance and upgrade of the Company's management information systems, new product development and integration of acquisitions.

The Company is in the process of developing information technology systems which will provide a sophisticated customer care infrastructure. The Company expects associated G&A charges to increase during the fourth quarter.

Depreciation and amortization
-----------------------------

Depreciation and amortization was $60,976 for the nine month period ending September 30, 1998 and $39,135 for the nine month period ending September 30, 1997. The increase of $21,841, or 55.8% was the result of both a higher depreciable basis of plant, resulting primarily from expansion of the Company's advanced fiber network, and amortization of intangible assets arising from the acquisitions of Erols and UltraNet in February 1998. The cost basis of property, plant and equipment on a pro forma total RCN basis at September 30, 1998 and 1997 was $503,191 and $273,960, respectively. Additionally, intangibles resulting from the payment of $15,000 on March 21, 1997 of contingent consideration applicable to the Company's original purchase of an 80.1% ownership interest in Freedom and from the payment of an additional $15,000 on March 21, 1997 to acquire the remaining 19.9% ownership in Freedom were depreciable for the full nine months ended September 30, 1998 but only from the date of payment for the nine months ended September 30, 1997. The basis of intangible assets was $297,763 and $150,283 at September 30, 1998 and 1997, respectively.

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

Interest income
----------------

Interest income was $43,232 and $13,442 for the nine month periods ended September 30, 1998 and 1997, respectively. The increase of $29,790, or 221.6%, results from higher cash, temporary cash investments and short-term investments as compared to the same period in 1997. Cash, temporary cash investments and short-term investments, on a pro forma total RCN basis, were approximately $1,108,000 at September 30, 1998 and approximately $183,000 at September 30, 1997. Such increase primarily results from the debt and equity financings of the company as detailed in the discussion of interest income for the three months ended September 30, 1998.

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

Other (expense) income
----------------------

Other (expense) income was ($1,947) and $229 for the nine months ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998, approximately $2,500 represents the write down of certain of the Company's information technology assets which the Company is in process of upgrading with higher capacity state of the art products in connection with an overall internal technology upgrade.

Income tax
----------

The Company's effective income tax rate was a benefit of 6.6% and 27.1% for the nine months ended September 30, 1998 and September 30, 1997, respectively. The primary reasons for the difference include the charge for in-process technology which is not deductible for tax purposes and for which a tax benefit was correspondingly not recorded. Additionally, during 1998, the tax effect of the Company's cumulative losses has exceeded the tax effect of accelerated deductions, primarily depreciation, which the Company has taken for federal income tax purposes. Except in unusual cases, generally accepted accounting principles do not permit the recognition of tax benefits of such excess losses in the financial statements. This accounting treatment does not impact the amount or expiration periods of actual NOL carryovers or cash flows for taxes.

Minority interest
-----------------

For the nine months ended September 30, 1998, minority interest of $11,545 primarily represents the 49% interest of BECO in the loss of RCN-BECOCOM of $11,803. For the nine months ended September 30, 1997, minority interest primarily represents the 49% interest of BECO in the loss of RCN-BECOCOM of $3,139 and the 19.9% minority interest in the loss of Freedom of $966. The company purchased the remaining 19.9% ownership interest in Freedom on March 21, 1997.

Equity in loss of unconsolidated entities
-----------------------------------------

Equity in the loss of unconsolidated entities primarily represents the Company's share of the losses and amortization of excess cost over net assets of Megacable of $2,008 and $2,477 for the nine months ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998, equity in the loss of unconsolidated entities also includes the Company's 50% interest in the loss of Starpower of $6,161.

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