Form 10-Q
period 1999-03-31
RCN CORP /DE/
filed 1999-05-17
CIK 1041858

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



       For the quarterly period ended                  March 31, 1999

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

YES  X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of March 31, 1999.

Common Stock                    66,523,546

                              RCN CORPORATION


                                   INDEX


PART I.       FINANCIAL INFORMATION                       Page Number
                                                          -----------
Item 1.       Financial Statements

              Condensed Consolidated Statements of
              Operations-Quarters Ended
              March 31, 1999 and 1998                               3

              Condensed Consolidated Balance Sheets-
              March 31, 1999 and December 31, 1998                  4

              Condensed Consolidated Statements of
              Cash Flows-Quarters Ended March 31,
              1999 and 1998                                         5

              Notes to Condensed Consolidated Financial
              Statements                                         6-10

Item 2.       Management's Discussion and Analysis of
              Results of Operations and Financial
              Condition                                         11-17

Item 3.       Quantitative and Qualitative Disclosures
              About Market Risk

PART II.      OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds

Item 6.       Exhibits and Reports on Form 8-K

              SIGNATURE

PART I.   FINANCIAL INFORMATION
  Item 1. Financial Statements

                           RCN CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in Thousands, Except Per Share Data)
                                     (Unaudited)

                                                                        Quarters  Ended
                                                                           March 31,
                                                             -----------------------------------
                                                                   1999                 1998
                                                             ---------------     ---------------
Sales                                                        $       67,388      $       40,138
Costs and expenses, excluding
  depreciation and amortization                                      88,837              48,455
Depreciation and amortization                                        32,274              18,131
Nonrecurring acquisition costs:  In-process technology                    -              18,293
                                                            ---------------     ---------------
Operating (loss)                                                    (53,723)            (44,741)
Interest income                                                      13,403              12,815
Interest expense                                                    (31,790)            (22,735)
Other income (expense), net                                             707               (899)
                                                            ---------------     ---------------
(Loss) before income taxes                                          (71,403)            (55,560)
(Benefit) for income taxes                                           (1,014)            (11,682)
                                                            ---------------     ---------------
(Loss) before equity in unconsolidated
  entities and minority interest                                    (70,389)            (43,878)
Equity in (loss) of unconsolidated entities                          (3,903)             (1,493)
Minority interest in loss of
  consolidated entities                                               6,538               3,586
                                                            ---------------     ---------------
Net (loss)                                                  $       (67,754)    $       (41,785)
                                                            ===============     ===============


Basic and Diluted (loss) per average common share:
  Net loss to shareholders                                  $         (1.03)    $         (0.74)
                                                            ===============     ===============
  Weighted average shares outstanding                            65,629,601          56,216,310

See accompanying notes to Condensed Consolidated Financial Statements.

                            RCN CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Dollars in Thousands)
                                      (Unaudited)

                                                                March 31,          December 31,
                                                                  1999                1998
                                                             --------------       -------------
ASSETS
Current assets:
    Cash and temporary cash investments                      $       90,127       $     120,126
    Short-term investments                                          824,547             892,448
    Accounts receivable from related parties                         15,581               6,919
    Accounts receivable, net of reserve for
      doubtful accounts of $7,253 at March 31,
      1999 and $5,766 at December 31, 1998                           33,221              29,988
    Material and supply inventory, at average cost                    6,298               3,870
    Prepayments and other                                            15,152              15,368
    Deferred income taxes                                               754                 712
    Investments restricted for debt service                          23,445              23,437
                                                             --------------       -------------
Total current assets                                              1,009,125           1,092,868
 Property, plant and equipment, net of accumulated
   depreciation of $170,018 at March 31, 1999 and
   $153,304 at December 31, 1998                                    505,075             448,375
Investments restricted for debt service                              20,468              19,869
Investments                                                         131,142             129,529
Intangible assets, net of accumulated amortization
   of $111,372 at March 31, 1999 and $97,313 at
   December 31, 1998                                                161,654             169,718
Deferred charges and other assets                                    52,410              47,256
                                                             --------------       -------------
Total assets                                                 $    1,879,874       $   1,907,615
                                                             ==============       =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt and
      capital lease obligations                              $        4,074       $       4,097
    Accounts payable                                                 60,576              65,623
    Accounts payable to related parties                              19,750               7,153
    Advance billings and customer deposits                           20,598              21,679
    Accrued interest                                                 10,753               5,267
    Accrued telephony cost of sales                                  12,820              12,000
    Accrued expenses                                                 62,167              62,250
                                                             --------------       -------------
Total current liabilities                                           190,738             178,069
Long-term debt                                                    1,287,279           1,263,036
Deferred income taxes                                                 2,199               3,281
Other deferred credits                                               15,028              14,667
Minority interest                                                    60,268              77,116
Commitments and contingencies
Preferred stock, par value $1 per share: Authorized
   25,000,000 shares                                                      -                    -
Common shareholders' equity:
   Common stock, par value $1 per share: Authorized
    200,000,000 shares: Issued and outstanding
    67,085,546 at March 31, 1999 and 65,477,493
    December 31, 1998                                                67,085              65,477
   Class B Common stock, par value $1 per share:
   Authorized 400,000,000 shares:                                         -                   -
   Additional paid-in capital                                       560,323             539,770
   Cumulative translation adjustments                                (3,055)             (3,055)
   Unrealized appreciation on investments                              (288)              1,113
   Treasury stock, 562,000 shares at cost at
    March 31, 1999                                                   (9,391)             (9,301)
   Deficit                                                         (290,312)           (222,558)
                                                             --------------       -------------
Total common shareholders' equity                                   324,362             371,446
                                                             --------------       -------------
Total liabilities and shareholders' equity                   $    1,879,874       $   1,907,615
                                                             ==============       =============

See accompanying notes to Condensed Consolidated Financial Statements.

                            RCN CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Dollars in Thousands)
                                      (Unaudited)

                                                                        Quarters Ended
                                                                          March 31,
                                                             ----------------------------------
                                                                 1999                 1998
                                                             --------------      --------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES          $      (21,406)      $       8,277
                                                             --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant & equipment                         (75,592)            (28,064)
   Investment in unconsolidated joint venture                        (3,302)            (12,500)
   Purchase of short-term investments                              (505,377)            (77,614)
   Sales and maturities of short-term investments                   574,480              82,014
   Acquisitions                                                           -             (40,717)
   Other                                                               (716)                602
                                                             --------------      --------------
   Net cash (used in) investing activities                          (10,507)            (76,279)
                                                             --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                                             -             350,588
   Redemption of long-term debt & capital lease obligation             (235)               (122)
   Purchase of treasury stock                                           (90)               (255)
   Payments made for debt financing costs                              (306)             (5,652)
   Contribution from minority interest partner                            -              11,025
   Proceeds from the exercise of stock options                        2,545               1,270
                                                             --------------      --------------
   Net cash provided by financing activities                          1,914             356,854
                                                             --------------      --------------
   Net increase (decrease) in cash and
     temporary cash investments                                     (29,999)            288,852
   Cash and temporary cash investments at beginning of year         120,126             222,910
                                                             --------------      --------------
   Cash and temporary cash investments at March 31           $       90,127      $      511,762
                                                             ==============      ==============
   Supplemental disclosures of cash flow information
   Cash paid during the periods for:
      Interest (net of amounts capitalized)                  $       25,538      $       16,711
                                                             ==============      ==============
      Income taxes                                           $          505      $           75
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

2. The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of the management of the Company, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

3. The Company owns a 40% equity interest in Megacable. For the quarters ended March 31, 1999 and 1998, the Company recorded equity in the earnings of Megacable which consists of its proportionate share of income and amortization of excess cost over equity in net assets of $376 and $709, respectively.

Summarized information for the financial position and results of operations of
Megacable, as of and for the three months ended March 31, 1999 and 1998, is as follows:
                            						       (In U.S. Dollars)
                             						     1999            1998
                              						   -------         -------

Assets                                $106,841         $76,449
Liabilities                             27,061           6,150
Shareholders' equity                    79,780          70,299
Sales                                   10,512           9,219
Cost and expenses                        7,169           6,085
Foreign currency transaction losses          -             104
Net income                             $ 3,343         $ 2,638

Since the U.S. dollar was treated as the functional currency all translation adjustments were included in income for the period ending March 31, 1998. The Company had no adjustments for the period ended March 31, 1999. The Company's proportionate share of such adjustments were losses of $(41) for the three month period ended March 31, 1998, which were included in the condensed consolidated statement of operations in the equity in loss of unconsolidated entities.

4. During the first quarter of 1999, approximately 565,000 options were granted, approximately 494,957 were exercised yielding cash proceeds of $2,545 and approximately 257,118 options were canceled. At March 31, 1999, there are approximately 8,665,067 options outstanding at exercise prices ranging from $1.30 to $29.81 under RCN's 1997 Plan.

5. Basic earnings per share is computed based on net (loss) divided by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings per share is computed based on net (loss) divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of stock options during the periods in which the Company incurs a loss from continuing operations is not assumed since the effect is anti-dilutive. The number of stock options which would have been converted in the first quarter of 1999 and have a dilutive effect if the Company had income from continuing operations is 4,310,145.


                                                      Quarter Ended March 31,
                                                  -----------------------------
                                                     1999               1998
                                                  ----------        -----------


Net (loss)                                        $  (67,754)       $  (41,785)
Basic earnings per average common share:
  Weighted average shares outstanding             65,629,601        56,216,310
  Loss per average common share                   $    (1.03)       $    (0.74)
Diluted earnings per average common share:
  Weighted average shares outstanding             65,629,601        56,216,310
  Dilutive shares resulting from stock options             -                 -
                                                  ----------        ----------
  Weighted average shares and common stock
   equivalents outstanding                        65,629,601        56,216,310
                                                  ==========        ==========
  Loss per average common share                   $    (1.03)       $    (0.74)


6. In February 1999, Boston Edison Company ("BECO") and the Company entered into an exchange agreement pursuant to which BECO converted a portion of its ownership interest in RCN-BECOCOM into 1,107,539 shares of RCN common stock. The transaction was valued as of January 20, 1998, the date on which BECO gave notice to us of its intent to convert its ownership interest.

7. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 130 - "Reporting Comprehensive Income" ("SFAS 130"). This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997. The Company primarily has two components of comprehensive income, cumulative translation adjustments and unrealized appreciation on investments. The amount of other comprehensive loss for the quarter ended March 31, 1999 was ($69,155).

8. On April 7, 1999, Hicks, Muse, Tate & Furst, through Hicks, Muse, Tate & Furst Equity Fund IV, L.P., ("Hicks Muse Fund IV") purchased $250 million of a new issue of the Company's Series A 7% Senior Convertible Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock has a annual dividend rate of 7% payable quarterly in cash or additional shares of Series
A Preferred Stock and has an initial conversion price of $39.00 per share. The Series A Preferred Stock is convertible into common stock at any time. The issue has a final maturity of 15 years, but may be called by the Company after four years.

9. On March 18, 1999 the Company entered into a commitment with The Chase Manhattan Bank ("Chase") pursuant to which Chase has agreed to provide an aggregate principal amount of $1 billion of senior secured credit facilities to certain of the Company's wholly-owned subsidiaries. It is expected that this transaction will close in the second quarter of 1999.

10. On April 28, 1999, the Company acquired a 47.5% stake in JuniorNet Corporation, a commercial-free online learning service for children.
The Company purchased the ownership stake for approximately $47 million in cash. Concurrently with that transaction, JuniorNet purchased the Company's Lancit Media subsidiary ("Lancit") for approximately $25 million in cash. The Company acquired Lancit in June 1998 for approximately $0.4 million in cash and shares of its common stock with a fair value at the time of issuance of approximately $7.4 million

11. The Company announced on May 10, 1999 that it intends to issue 8 million shares of its common stock. The underwriters will have the option to purchase approximately 1.2 million shares of additional common stock solely to cover overallotments, if any. The offering will be made only by means of a prospectus, a copy of which may be obtained from the Electronic Data Gathering Analysis and Retrieval System ("EDGAR") maintained by the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
	        (Thousands of Dollars, Except Per Share Data)

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report is forward-looking, such as information relating to expected capital expenditures, capital contributions to joint ventures by joint venture partners, and expected trends in operating losses and cash flows associated with investments in new markets. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future differently from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, technological developments and changes in the competitive environment in which the Company operates.

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Form 10-K.

General

RCN Corporation (the "Company" or "RCN") provides a wide range of telecommunications services through high-speed, high-capacity advanced fiber optic networks. RCN currently offers local and long-distance telephone, video and data services, including high speed Internet access. We provide our services primarily to residential customers in selected markets with high levels of population density and favorable demographics. RCN's initial advanced fiber optic networks have been established in selected markets in the Boston to Washington D.C. corridor and RCN has begun developing advanced fiber optic networks in the San Francisco to San Diego corridor.

The Company expects that the operating and net losses from its business will rise in the future as it expands and develops its network and customer base.

There can be no assurance that RCN will achieve or sustain profitability or positive operating income in the future as it develops its advanced fiber optic network.

The Company's operating losses have resulted primarily from expenditures associated with the development of the Company's operational infrastructure and marketing expenses. The Company expects it will continue to experience negative operating income while it continues to invest in its networks and until such time as revenue growth is sufficient to fund operating expenses. The Company expects to achieve positive operating margins over time by (i) increasing the number of customers it serves, (ii) increasing the number of connections per customer by cross marketing its services and promoting bundled service options and therefore increasing the revenue per customer, (iii) lowering the costs associated with new subscriber additions and (iv) reducing the cost of providing services by capturing economies of scale. The Company expects its operating revenues will increase in future periods through internal growth of its current advanced fiber optic networks, increases in penetration, and increases in the number of services per customer; however, the Company also expects that operating losses will increase for some period of time as the Company initiates network development in new markets and expands its current networks. When the Company makes its initial investment in a new market, the operating losses typically increase as the network and sales force are expanded to facilitate growth. The Company's ability to generate positive cash flow in the future will depend on the extent of capital expenditures in current and additional markets, the ability of the joint venture to generate revenues and cash flow, competition in the Company's markets and any potential adverse regulatory developments. The Company will be dependent on various financing sources to fund its growth as well as continued losses from operations. There can be no assurance that such funding will be available, or available on terms acceptable to the Company. See "Liquidity and Capital Resources."

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

For the three months ended March 31, 1999, sales increased 67.9% to $67,388 from $40,138 for the same period in 1998. Operating losses before depreciation, amortization and acquired in-process technology was $(21,449) as compared to $(8,317) for the same period in 1998.

Sales
-----
Video sales are comprised primarily of subscription fees for basic, premium and pay-per-view cable television services; for both wireless and hybrid fiber/coaxial cable customers in New York, New Jersey and Pennsylvania which the Company expects to migrate to its advanced fiber networks over time as well as advanced fiber customers, primarily in Lehigh Valley, New York City, and Boston. Voice sales include local telephone service fees consisting primarily of monthly line charges, local toll and special features and long-distance telephone service fees based on minutes of traffic and tarrified rates or contracted fees. Voice sales include both resold services and traffic over the Company's own switches. Data sales represent Internet access fees billed at contracted rates.

Total sales increased $27,250, or 67.9% to $67,388 for the quarter ended
March 31, 1999 from $40,138 for the quarter ended March 31, 1998. The increase was fueled by higher total service connections which increased 34.2% to approximately 886,000 at March 31, 1999 (including connections of the Starpower joint venture) from approximately 660,000 at March 31, 1998. The increase in service connections resulted principally from growth in dial-up Internet connections and growth in advanced fiber connections, which increased 645.0% from approximately 20,000 at March 31, 1998 to approximately 149,000 at March 31, 1999. Advanced fiber units passed increased 457.1% to approximately 351,000 units at March 31, 1999 from approximately 63,000 units at March 31, 1998.

Voice sales increased $8,205, or 233.7%, to $11,715 for the quarter ended March 31, 1999 from $3,510 for the quarter ended March 31, 1998. Approximately $5,500 of the increase in voice sales is attributable to higher average connections. Advanced fiber voice connections increased approximately 799.1% to approximately 40,000 at March 31, 1999 (including connections of the Starpower joint venture) from approximately 4,500 at March 31, 1998. Off-net voice connections increased approximately 48.4% to approximately 60,000 at March 31, 1999 from approximately 40,500 at March 31, 1998.

During the fourth quarter of 1998, the Company ceased marketing resale of its competitors' local phone service to new customers. The Company believes that the effect of this decision will be lower revenue growth than would result if such resale continued; however, the Company also believes this decision will have a positive impact on the Company's overall gross margin percentage and a neutral effect on operating income (loss) before depreciation and amortization ("EBITDA"). Approximately $2,700 of the increase in voice sales is attributable to higher revenue per connection.

Video sales increased $3,641, or 13.6% to $30,348 for the quarter ended March 31, 1999 from $26,707 for the quarter ended March 31, 1998. The increase was primarily due to approximately 26,000 additional video connections and the conversion of approximately 58,000 off-net video connections to the advanced fiber network at March 31, 1999 as compared to March 31, 1998. On-net video connections grew 83,499 or 535.3% to 99,098 at March 31, 1999 (including connections of the Starpower joint venture) from 15,599 at March 31, 1998. Off-net video connections were 170,323 and 227,588 at March 31, 1999 and 1998, respectively. Overall higher service connections contributed approximately $1,800 to the increase in video sales and higher average revenue per connection contributed approximately $1,800.

Data sales increased $12,947, or 453.5% to $15,802 for the quarter ended March 31, 1999 from $2,855 for the quarter ended March 31, 1998 primarily due to a full quarter of data revenue in 1999 from the acquisitions of Erols and UltraNet in late February 1998, Interport in June 1998 and JavaNet in July 1998 ("the acquisitions").

At March 31, 1999, the Company had approximately 506,000 off-net data connections and approximately 10,000 advanced fiber data connections, including connections of the Starpower joint venture. At March 31, 1998, the Company had approximately 370,000 off-net data connections, including connections of the Starpower joint venture.

During the fourth quarter of 1998, dial-up Internet access replaced resold local phone service as the Company's initial product offering in areas in which RCN's fiber optic network is still under construction. The Company expects that its advanced fiber networks will eventually be extended to reach most of its dial-up Internet connections.

Commercial and other sales increased $2,458, or 34.8% to $9,523 for the quarter ended March 31, 1999 from $7,065 for the quarter ended March 31, 1998. The increase was due primarily to an increase in average commercial main access lines of approximately 8,100 in 1999 over 1998, which contributed approximately $1,300 to the increase. Higher revenue per commercial main access line contributed approximately $200. Additionally, contributing approximately $900 to the increase was higher wholesale long-distance revenue from Commonwealth Telecom Services, Inc. ("CTSI"), a wholly-owned subsidiary of Commonwealth Telephone Enterprises, Inc. ("CTE"). CTSI is a Competitive Local Exchange Carrier ("CLEC") which operates in areas adjacent to the traditional service area of Commonwealth Telephone Company (also a wholly-owned subsidiary of CTE.)

The Company recognizes that managing customer turnover is an important factor in maximizing revenues and cash flow. For the three months ended March 31, 1999, the Company's average monthly churn rate was approximately 2.2%.


Costs and expenses, excluding depreciation and amortization
-----------------------------------------------------------
Direct expenses include direct costs of providing services, primarily video programming, franchise costs, and network access fees.

Direct expenses increased $15,601, or 81.4% to $34,762 for the quarter ended March 31, 1999 from $19,161 for the quarter ended March 31, 1998. The increase was the result of higher sales and a lower margin on video sales due to higher franchise fees and programming rates. These increases were partially offset by a higher margin on voice sales resulting primarily from the decision in the fourth quarter of 1998 to cease marketing resale of competitors' local phone service to new customers and a change in the overall revenue mix to a higher volume of data sales which has a higher margin than the Company's other products.

Operating, selling, general and administrative expenses primarily include customer service costs, advertising, sales, marketing, order processing, telecommunications network maintenance and repair ("technical expenses"), general and administrative expenses, installation and provisioning expenses and other corporate overhead.

Operating, selling, general and administrative costs increased $24,781, or 84.6% to $54,075 for the quarter ended March 31, 1999 from $29,294 for the quarter ended March 31, 1998.

Advertising costs increased approximately $900 or 16.5%, for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. The increase is primarily due to advertising associated with the rollout of the rcn.com brand in the first quarter of 1999. Additionally, Internet advertising increased due to the acquisitions of Erols and UltraNet which occurred late in the first quarter of 1998 but which is included in the Company's operations for the full first quarter of 1999.

Customer services costs, including order processing, increased approximately $2,900, or 51.0%, for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. Approximately $1,600 of the increase in customer service costs is attributable to the acquisitions in 1998 which were included for the full first quarter in 1999. The remaining increase of approximately 1,300, or 23.0%, is primarily personnel related to support the 34.5% increase in total connections over the end of the comparable period in 1998 and to increase the level of service.

Technical expense, including installation and provisioning, increased approximately $4,000, or 64.4%, for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. Technical expense increases of approximately $2,600 were due to engineering and construction headcount and contract labor additions made to plan and execute network expansion and network operations control center monitoring. Rental expense, primarily for material storage and hub sites, increased approximately $400. Approximately $1,400 of the increase in technical expense is attributable to the acquisitions in 1998 which were included for the full first quarter in 1999. These increases were partially offset by an increase of approximately $1,000 in technical costs capitalized as part of the cost basis of the telecommunications network. Higher utilities and right-of-way use fees primarily account for the remaining increases in technical expense.

Sales and marketing costs increased approximately $1,600, or 27.7%, for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. Increases of approximately $900 resulted from additional staff and related commissions and benefits, to cover increases in marketable homes, to increase penetration in the Company's existing markets and to increase the number of services per customer. Approximately $1,200 of the increase in sales and marketing expense is attributable to the acquisitions in 1998 which were included for the full first quarter in 1999. Partially offsetting the increases were decreases in telemarketing expenses resulting from 1998 promotional expenses associated with the start-up of telephony services in the Lehigh Valley.

General and administrative expenses increased approximately $15,000, or 243.5%, for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. Information technology expenses increased approximately $5,000. The Company is in the process of developing information technology systems which will provide a sophisticated customer care infrastructure as well as other administrative support systems. The expense increases represent staff additions to both support this effort and maintain the systems as well as consulting expenses associated with the planning and analysis stages of such systems development. The Company expects that such charges may increase in the future periods until the planning and analysis stages of its IT systems development projects are complete.

Higher bad debt expense of approximately $900 was associated with the increase in sales. Property taxes increased approximately $400 as a result of expanded operations. Legal expense increased approximately $1,600 primarily associated with the procurement of regulatory approvals for potential future markets. Approximately $2,800 of the increase in general and administrative expense is attributable to the acquisitions, including Lancit, in 1998, which were included for the full first quarter in 1999. The remaining increase primarily represents additional development and support expenses associated with expanding operations and new markets.

Depreciation and amortization
-----------------------------
Depreciation and amortization is comprised principally of depreciation related to the Company's advanced fiber network, its wireless network, and its hybrid fiber/coaxial cable systems; and amortization of subscriber lists, building access rights and goodwill resulting primarily from its acquisitions of Erols and UltraNet.

Depreciation and amortization was $32,274 for the three month period ending March 31, 1999 and $18,131 for the three month period ending March 31, 1998. The increase of $14,143, or 78.0% was the result of a higher depreciable basis of plant resulting primarily from expansion of the Company's advanced fiber network, and amortization of intangible assets arising from the acquisitions in 1998. The cost basis of property, plant and equipment at March 31, 1999 and 1998 was $675,093 and $366,157, respectively. The basis of intangible assets was $273,026 and $220,205 at March 31, 1999 and 1998, respectively.

Non-recurring Acquisition Costs
-------------------------------

Acquisition costs - In-process technology was $18,293 for the quarter ended March 31, 1998. In the allocation of purchase price associated with the acquisition of Erols and UltraNet, $13,228 and $5,065, respectively, was determined to represent acquired in-process research & development ("IPR&D"). Specifically, four projects were identified which qualified as IPR&D by definition of not having achieved technological feasibility and representing technology which at the point of acquisition offered no alternative use other than the defined project. The fair value of the IPR&D projects associated with these acquisitions is based upon a discounted cash flow analysis modified to represent only that portion of the project associated with completed research and development efforts at the date of acquisition. For both the Erols and the UltraNet acquisitions, RCN identified the R&D development projects to include-

  -Cable Modem Internet access for subscribers, consisting of projects to develop the hardware, systems and software to permit subscribers to be offered high-speed Internet access through direct cable connection. The remaining development effort is concerned with technical standards for this service and with the design and integration of this product into RCN's cable and fiber optic network. RCN management estimated that this project for both acquisitions was approximately 70% complete at the date of acquisition.

  -Internet Telephony, representing projects to develop the potential for dial-up telephone service through the Internet. This service area presented significant technical challenges as well as political, commercial and market challenges to be faced before service could be offered to subscribers. Since at the acquisition date neither hardware nor systems have been acquired or developed in support of this new product, a high degree of development activity remains. RCN management estimated that this project for both acquisitions was only approximately 20% complete at the date of acquisition.

  -E-Commerce Systems, consisting of the companies' efforts to develop a suitable system that would permit subscribers to conduct commercial activities over the Internet. Following evaluation of commercially-available packages, none were capable of meeting subscriber needs and development of the suitable system was undertaken. RCN management estimated that the project for both acquisitions was approximately 90% complete at the date of acquisition.

  -High-speed shared office Internet access, representing a blending of fiber optic and Internet networking technologies, was under development as a package to be offered to commercial clients. While the technical challenges were still being addressed at the acquisition date, there was no certainty that this system would result in a competitive product offering in the market. The management of RCN estimated that the project for both acquisitions was approximately 75% complete at the date of acquisition.

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


Interest income
----------------
Interest income was $13,403 and $12,815 for the three month periods ended March 31, 1999 and 1998, respectively. The increase of $588, or 4.6%, results from higher average cash, temporary cash investments and short-term investments as compared to the same period in 1998. Cash, temporary cash investments and short-term investments were approximately $914,674 at March 31, 1999 and approximately $923,000 at March 31, 1998. During 1998, proceeds from the following increased cash, temporary cash investments and short-term investments:
9.8% Senior Discount Notes, issued in February 1998, which generated gross proceeds of $350,587 and yielded net proceeds of $344,855; 11% Senior Discount Notes, issued in June 1998, which generated gross proceeds of $149,999 and yielded net proceeds of $147,187 and the issuance of 6,098,355 shares of the Company's Common Stock, issued in June 1998, which yielded net proceeds of $112,866.

Interest expense
----------------
For the quarter ended March 31, 1999, interest expense was $31,790 as compared to $22,735, for the quarter ended March 31, 1998. The increase resulted from the debt financings described above.

Other (expense) income
----------------------
Other income (expense) was $707 and $(899) for the quarterly periods ended March 31, 1999 and 1998, respectively. The primary component of other income for the quarter ended March 31, 1999 was realized gains on short-term investments. The primary component of other expense for the quarter ended March 31, 1998 was the write down of certain of the Company's information technology assets which were replaced by higher capacity state-of-the-art products in connection with an overall internal technology upgrade.

Income tax
----------
The Company's effective income tax rate was a benefit of 1.5% and 21.9% for the quarters ended March 31, 1999 and March 31, 1998, respectively. The primary reason for the difference is that the tax effect of the Company's cumulative losses has exceeded the tax effect of accelerated deductions, primarily depreciation, which the Company has taken for federal income tax purposes.
As a result, generally accepted accounting principles do not permit the recognition of such excess losses in the financial statements. This accounting treatment does not impact cash flows for taxes or the amounts or expiration periods of actual net operating loss carryovers.

Minority interest
-----------------
For the first quarter of 1999 and 1998 minority interest of $6,538 and $3,586, respectively, primarily represents the 49% interest of Boston Edison Company ("BECO") in the loss of RCN-BECOCOM.


Equity in the loss of unconsolidated entities
---------------------------------------------
For the first quarter of 1999, equity in the loss of unconsolidated entities primarily represents the Company's share of the losses and amortization of excess cost over net assets of Megacable of $376 and the Company's 50% interest in the loss of Starpower of $3,527. For the first quarter of 1998, equity in the loss of unconsolidated entities primarily represents the Company's share of the losses and amortization of excess cost over net assets of Megacable of $709 and the Company's 50% interest in the loss of Starpower of $784.


Liquidity and Capital Resources
-------------------------------
Because our network development plan involves relatively low fixed costs, we are able to schedule capital expenditures to meet expected subscriber growth in each major market. Our principal fixed costs in each such market are incurred in connection with the establishment of a video transmission and telephone switching facility. To make each market economically viable, it is then necessary to construct infrastructure to connect a minimum number of subscribers to the transmission and switching facility. We phase our market entry projects to ensure that we have sufficient cash on hand to fund this construction.

Based on its current growth plan, the Company expects that it will require a substantial amount of capital to expand the development of its network and operations into new areas within its larger target markets. The Company needs capital to fund the construction of its advanced fiber optic networks, upgrading its Hybrid Fiber/Coaxial plant, fund operating losses and repay its debts. The Company currently estimates that its capital requirements for the period from January 1, 1999 through 2000 will be approximately
$1.8 billion, which include capital expenditures of approximately $700 million in 1999 and approximately $1 billion in 2000. These capital expenditures will be used principally to fund additional construction to the Company's fiber optic network in high density areas in the Boston, New York, Washington, D.C. and San Francisco Bay markets as well as to expand into new markets and to develop its information technology systems. These estimates are forward-looking statements that may change if circumstances related to construction, timing or receipt of regulatory approvals and opportunities to accelerate the deployment of the Company's networks do not occur as expected. In addition to the Company's own capital requirements, its joint venture partners are each expected to contribute approximately $275 million, of which approximately $125 million has been contributed, to the joint ventures through 2000 in connection with development of the Boston and Washington, D.C. markets.

The Company expects to supplement its existing available credit facilities and operating cash flow by continuing to seek to raise capital to increase its network coverage and pay for other capital expenditures, working capital, debt service requirements, anticipated future operating losses and acquisitions.

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

Pursuant to an exchange agreement between BECO and the Company, BECO had the right at the time of the distribution of RCN common stock in September 1997, and has the right every two years thereafter, to convert all or a portion of its ownership interest in the RCN-BECOCOM joint venture into RCN common stock pursuant to specific terms and conditions, including exercise periods, appraisal procedures and restrictions specifically set forth in the exchange agreement. BECO may exercise its conversion rights, in whole or in part, from time to time. The exchange agreement also grants customary registration rights to BECO with respect to shares of common stock issued upon exchange of its investment interest in RCN-BECOCOM. In February 1999, BECO converted a portion of interest into 1,107,539 shares of RCN common stock pursuant to its rights under the exchange agreement. Capital contributions to the joint venture will continue to be made 49% by BECO and 51% by RCN unless BECO disposes of shares it receives on any conversion. BECO has indicated to the Company that it may make future conversions of its ownership interest in respect of the option to exchange expiring in September 1999.

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

In October 1997, the Company raised $575,000 in gross proceeds from an offering of two tranches of debt securities. The offering was comprised of $225,000 principal amount of 10% Senior Notes and $601,045 principal amount at maturity of 11 1/8% Senior Discount Notes, both due in 2007. The proceeds include approximately $44,000 of restricted cash to be used to fund the Escrow Account to pay interest on the 10% Senior Notes for three years. In February 1998, the Company raised $350,587 in gross proceeds from an offering of $567,000 principal amount at maturity of 9.8% Senior Discount Notes, due in 2008. In June 1998 the Company raised $149,999 in gross proceeds from an offering of $256,755 principal amount at maturity of 11% Senior Discount Notes, due 2008. Also in June 1998, the Company raised $112,866 in net proceeds from an offering of 6,098,355 shares of the Company's Common Stock. The preceding Indentures all contain similar provisions. The Chase Manhattan Bank acts as Trustee for each of the Indentures. All the aforementioned Notes are general senior unsecured obligations of RCN. The 9.8% Senior Discount Notes will mature on February 15, 2008. The 9.8% Senior Discount Notes will not bear cash interest prior to February 15, 2003. Thereafter, cash interest on the notes will accrue at 9.8% per annum and will be payable semi-annually in arrears on February 15 and August 15 of each year commencing February 15, 2003. The 10% and 11 1/8% Notes (the "1997 Notes") will mature on October 5, 2007. Interest on the 10% Senior Notes is payable in cash at a rate of 10% per annum semi-annually in arrears on each April 15 and October 15, commencing April 15, 1998.

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

The 9.8% Senior Discount Notes are redeemable, in whole or in part, at any time on or after February 15, 2003 at the option of RCN. The 9.8% Senior Discount Notes may be redeemed at redemption prices starting at 104.900% of the principal amount at maturity and declining to 100% of the principal amount at maturity, plus any accrued and unpaid interest. The 1997 Notes are redeemable, in whole or in part, at any time on or after October 15, 2002 at the option of RCN. The 10% Senior Notes may be redeemed at redemption prices starting at 105% of the principal amount and declining to 100% of the principal amount, plus any accrued and unpaid interest. The 11 1/8% Senior Discount
Notes may be redeemed at redemption prices starting at 105.562% of the principal amount at maturity and declining to 100% of the principal amount at maturity, plus any accrued and unpaid interest The 11% Senior Discount Notes will be redeemable, in whole or in part, at any time on or after July 1, 2003 at the option of RCN. The 11% Senior Discount Notes may be redeemed at redemption prices starting at 105.5% of the principal amount at maturity and declining to 100% of the principal amount at maturity, plus accrued and unpaid interest.

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

RCN Cable and certain of its subsidiaries have in place collaterized credit facilities comprised of a five-year revolving credit facilities in the amount of $25,000 (the "Revolving Credit Facility") and an eight-year term credit facility in the amount of $100,000 (the "Term Credit Facility"), both of which facilities are governed by a single credit agreement dated as of July 1, 1997 (the "Credit Agreement"). As of March 31, 1999, $100,000 of the Term Credit Facility was outstanding. The term loan must be repaid over six years in quarterly installments, at the end of September, December, March and June of each year from September 30, 1999 through June 30, 2005. As of March 31, 1999, no principal was outstanding under the Revolving Credit Facility. Revolving loans may be repaid and reborrowed from time to time. All borrowings under the Credit Agreement will be pari passu and will be collaterized under a common collateral package.

The interest rate on the Credit Agreement is, at the election of the Borrowers, based on either a LIBOR or a Base Rate option (each as defined in the Credit Agreement). In the case of LIBOR option, the interest rate includes a spread that varies, based on RCN Cable's Leverage Ratio (defined as the ratio of Total Debt at the last day of the most recently ended fiscal quarter to Operating Cash Flow for the four fiscal quarters ended), from 50 basis points to 125 basis points. In the case of the Revolving Credit Facility, a fee of 20 basis points on the unused revolving commitment accrues and is payable quarterly in arrears.

The Credit Agreement contains customary covenants for facilities of this nature, including covenants limiting debt, liens, investments, consolidations, mergers, acquisitions and sales of assets, payment of dividends and other distributions, capital expenditures and transactions with affiliates. In addition, the Borrowers are subject to a prohibition on granting pledges and the Borrowers must apply certain cash proceeds realized from certain asset sales, certain payments under insurance policies and certain incurrences or additional debt to repay the Revolving Credit Facility. The Credit Agreement requires the Borrowers to maintain the following financial ratios: (i) the ratio of Total Debt at any fiscal quarter end to Operating Cash Flow for the trailing four fiscal quarters is not exceed 5.0:1 initially, adjusting over time to 4.0:1; (ii) the ratio of Operating Cash Flow to Interest Expense for any four consecutive fiscal quarters is not to fall below 2.75:1 for periods ending during the first 3 years after the Closing Date, adjusting 3.0:1 thereafter; and
(iii) the ratio of Operating Cash Flow (minus certain capital expenditures, cash taxes and cash dividends) to Fixed Charges (defined as scheduled principal payments and interest expense) for any four consecutive quarters is not to fall below 1.05:1 thereafter. The Credit Agreement also includes customary events of default.

The Company expects to replace its existing Credit Agreement with a new facility. On March 18, 1999, the Company entered into a commitment with The Chase Manhattan Bank ("Chase") pursuant to which Chase has agreed to provide an aggregate principal amount of $1 bllion of senior secured credit facilities to certain of the Company's wholly-owned subsidiaries. It is expected that this transaction will close in the second quarter of 1999.

The Company has indebtedness that is substantial in relation to its shareholders' equity and cash flow. At March 31, 1999 the Company had an aggregate of approximately $1,291,000 of indebtedness outstanding, and the ability to borrow up to an additional $25,000 under the Credit Agreement.
The Company also has cash, temporary cash investments and short-term investments aggregating approximately $914,674 and a current ratio of approximately 5.3:1.

On April 7, 1999, Hicks, Muse, Tate & Furst through Hicks, Muse, Tate & Furst Equity Fund IV, L.P., purchased $250 million of a new issue of the Company's Series A 7% Senior Convertible Preferred Stock ("Series A Preferred Stock").
The Series A Preferred Stock has an annual dividend rate of 7% payable quarterly in cash or additional shares of Series A Preferred Stock and has an initial conversion price of $39.00 per share. The Series A Preferred Stock is convertible into the Company's common stock at any time. The issue has a final maturity of 15 years, but may be called by the Company after four years. In connection with the transaction, Hicks, Muse, Tate & Furst Equity Fund IV nominated Michael J. Levitt, a Partner of Hicks, Muse, Tate & Furst, to become a member of RCN's Board of Directors.

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

For the quarter ended March 31, 1999, the Company's net cash used in operating activities was $(21,406), comprised primarily of a net loss of ($67,754) adjusted by non-cash depreciation and amortization of $32,274, other non-cash items totaling $23,185, working capital changes of $(7,526). Net cash used in investing activities of ($10,507) consisted primarily of purchases of short-term investments of $505,377, additions to property, plant and equipment of $75,592, an investment in an unconsolidated joint venture of $3,302 partially offset by sales and maturities of short-term investments of $574,480. Net cash provided by financing activities of $1,914 consisted primarily of proceeds from the exercise of stock options $2,545, partially offset by payments made for debt financing costs and capital lease obligations of $306 and $235 respectively.

IMPACT OF THE YEAR 2000 ISSUE
-----------------------------
Certain statements concerning Year 2000 issues, which contain more than historical information, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus subject to risks and uncertainties. Actual results may differ materially from those expressed by any forward-looking statements. The Company's Year 2000 discussion should be read in conjunction with the Company's statement on forward-looking statements which appears at the beginning of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

State of Readiness

The Company has certain information technology ("IT") systems (systems used in the management of the business) and non-information technology ("non-IT") systems (systems used to provide service to customers) which are subject to Year 2000 exposures and require remediation. The Company has established a Year 2000 Program Management Office ("PMO") which is staffed with personnel who address, on a full-time and ongoing basis, the Year 2000 issue. This group is led by a full-time Director who reports in the organization, on a daily basis, directly to the Senior Vice President of IT and, on a periodic basis, to a Year 2000 Steering Committee comprised of the Company's Chairman, President, Chief Financial Officer, Senior Vice President of IT, General Counsel and President of Network Technology. The PMO personnel work with subject matter experts consisting of current employees from various disciplines across the Company to specifically identify these systems and implement a plan for remediation. This plan, the Year 2000 Compliance Program, includes a 5-step process of remediation as follows:

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

The Year 2000 compliance status of interdependent third parties is not yet fully known. The Company recognizes the importance of communication with third parties to determine their plans for becoming Year 2000 compliant. The Company estimates that it has approximately 400 critical vendors and has sent surveys regarding the Year 2000 remediation to those vendors. The Company has received responses from approximately 60% of these vendors and is in the process of assessing these responses. The Company is vigorously pursuing the timely receipt of relevant information from the remaining vendors. The Company will assess its remediation plans based on those responses. The Company is also working with integrated providers and will be setting up testing, according to their communications. The Company will be reviewing the process of risk and contingency planning associated with noncompliant vendor responses (see "Risk Assessment and Contingencies" below). There can be no assurance that third party systems will be made Year 2000 compliant in a timely manner or that non-compliance of these systems would not have a material adverse effect on the Company's operations and financial condition.

No other IT projects have been deferred due to the Year 2000 remediation efforts.

Cost

Based upon its current assessment, the total cost associated with the Company's Year 2000 Compliance Program is not expected to be material to the Company's results of operations or financial position. The estimated total cost of the Company's Year 2000 Compliance Program is approximately $5,500. This is comprised of approximately $3,300 for salaries, facilities and consulting services; approximately $1,200 for program code remediation; approximately $500 for equipment replacement and approximately $500 for testing. To date, approximately $800 has been incurred of which approximately $400 was incurred in the first quarter of 1999. The cost for replacing systems which had been planned, and for which the timeline for replacement was not accelerated due to Year 2000 issues, have not been included.

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

The most significant risk posed to the Company due to vendor noncompliance is a possible disruption of service to cable modem customers associated with noncompliant software of a critical vendor. The Company is preparing contingency plans to replace current cable modems if compliant software is not delivered in a timely manner.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------
The Company has adopted Item 305 of Regulation S-K "Quantitative & qualitative disclosures about market risk" which is effective in financial statements for fiscal years ending after June 15, 1998. The Company currently has no items that relate to "trading portfolios". Under the "other than trading portfolios" the Company does have four short-term investment portfolios categorized as available for sale securities that are stated at cost, which approximates market, and which are re-evaluated at each balance sheet date and one portfolio that is categorized as held to maturity which is an escrow account against a defined number of future interest payments related to the company's 10% Senior Discount Notes. These portfolios consist of Federal Agency notes, Commercial Paper, Corporate Debt Securities, Certificates of Deposit, U.S. Treasury notes, and Asset Backed Securities. The Company believes there is limited exposure to market risk due primarily to the small amount of market sensitive investments that have the potential to create material market risk. Furthermore, the Company's internal investment policies have set maturity limits, concentration limits, and credit quality limits to minimize risk and promote liquidity. The Company did not include trade accounts payable and trade accounts receivable in the "other than trading portfolio" because their carrying amounts approximate fair value.

The objective of the Company's "other than trading portfolio" is to invest in high quality securities and seeks to preserve principal, meet liquidity needs, and deliver a suitable return in relationship to these guidelines.

			   Part II - OTHER INFORMATION
			   ---------------------------

Item 2.  Changes in Securities and Use of Proceeds

         On April 7, 1999 the Company sold $250 million of a new issue of Series A 7% Senior Convertible Preferred Stock ("Series A Preferred Stock") to Hicks, Muse, Tate & Furst, through Hicks, Muse, Tate & Furst Equity Fund IV, L.P., in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company received gross proceeds of $250 million in cash in connection with the placement of the Series A Preferred Stock. The Series A Preferred Stock will have an annual dividend rate of 7% payable quarterly in cash or additional shares of Series A Preferred Stock at the option of the Company and will have an initial conversion price of $39.00 per share. The Series A Preferred Stock is convertible into Common Stock of the Company at any time. The issue has a final maturity of 15 years, but may be called by the Company after four years.


Item 6.  Exhibits and Reports on Form 8-K

(a.)  Exhibits

        (3.1) Amended and Restated Articles of Incorporation of the Company (incorporated by Reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Commission File No.
        333-61223)).
      	 (27) Financial Data Schedule

(b.)  Reports on Form 8-K

        On March 22, 1999, the Company filed a report on Form 8-K announcing its agreement to sell $250 million of a new issue of Series A Preferred Stock. In addition, the Company announced that it had also received a commitment for $1 billion of senior secured credit facilities from The Chase Manhattan Bank.

				  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						 RCN Corporation
Date: May 17, 1999

						  /s/ Bruce C. Godfrey
						 ------------------------------
						 Bruce C. Godfrey
						 Executive Vice President and
						 Chief Financial Officer