Form 10-Q
period 1999-06-30
RCN CORP /DE/
filed 1999-08-16
CIK 1041858

                       				 UNITED STATES
              			SECURITIES AND EXCHANGE COMMISSION
               			    WASHINGTON, D.C. 20549


				                         FORM 10-Q


       	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		           OF THE SECURITIES EXCHANGE ACT OF 1934



       For the quarterly period ended                  June 30, 1999

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

YES  X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of June 30, 1999.

Common Stock                    75,859,602

                     			      RCN CORPORATION


				                              INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

       	      Condensed Consolidated Statements of
	             Operations- for the Quarters and Six
	             Months Ended June 30, 1999 and 1998

       	      Condensed Consolidated Balance Sheets-
	             June 30, 1999 and December 31, 1998

       	      Condensed Consolidated Statements of
	             Cash Flows- for the Six Months Ended
	             June 30, 1999 and 1998

              Condensed Consolidated Statement of
	             Changes in Shareholders' Equity - for
	             the Six Months Ended June 30, 1999

       	      Notes to Condensed Consolidated Financial
	             Statements

Item 2.       Management's Discussion and Analysis of
       	      Results of Operations and Financial
	             Condition

Item 3.       Quantitative and Qualitative Disclosures
       	      About Market Risk

PART II.      OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds

Item 4.       Submission of matters to a vote of security holders

Item 6.       Exhibits and Reports on Form 8-K

       	      SIGNATURE

PART I.   FINANCIAL INFORMATION
  Item 1. Financial Statements

                					RCN CORPORATION AND SUBSIDIARIES
          				CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          				 (Dollars in Thousands, Except Per Share Data)
                         						 (Unaudited)

                                             								     Quarters  Ended                       Six Months Ended
                                                     									June 30,                                June 30,
                                      							     -------------------------------        -------------------------------
                                             								 1999               1998                1999                1998
                                      							     ------------       ------------        ------------        -----------
Sales                                             $     66,929       $     49,808        $    134,318        $    89,946
Costs and expenses, excluding
 depreciation and amortization                          92,335             59,427             181,172            107,882
Depreciation and amortization                           30,541             18,699              62,815             36,830
Nonrecurring acquisition costs:  In-process
 technology                                                  -                  -                   -             18,293
                               	       						     ------------       ------------        ------------        -----------
Operating (loss)                                       (55,947)           (28,318)           (109,669)           (73,059)
Interest income                                         19,090             13,993              32,492             26,808
Interest expense                                       (35,672)           (26,919)            (67,462)           (49,654)
Gain on the sale of subsidiary                           8,930                  -               8,930                  -
Other (expense) income, net                               (234)               251                 473               (648)
							                                           ------------       ------------        ------------        -----------
(Loss) before income taxes                             (63,833)           (40,993)           (135,236)           (96,553)
(Benefit) provision for income taxes                    (1,520)             1,789              (2,534)            (9,893)
                                						            ------------       ------------        ------------        -----------
(Loss) before equity in unconsolidated
 entities and minority interest                        (62,313)           (42,782)           (132,702)           (86,660)
Equity in (loss) of unconsolidated entities             (6,613)            (4,481)            (10,516)            (5,974)
Minority interest in loss of
 consolidated entities                                   5,568              3,468              12,106              7,054
                              							             ------------       ------------        ------------        -----------
Net (loss) before extraordinary item                   (63,358)           (43,795)           (131,112)           (85,580)
Extraordinary item: Debt prepayment costs                 (424)                 -                (424)                 -
                               							            ------------       ------------        ------------        -----------
Net (loss)                                             (63,782)           (43,795)           (131,536)           (85,580)
Preferred stock dividends and accretion
  requirements                                           4,083                  -               4,083                  -
                                      							     ------------       ------------        ------------        -----------
Net (loss) to common shareholders                 $    (67,865)      $    (43,795)       $   (135,619)       $   (85,580)
                                      							     ============       ============        ============        ===========


Basic and Diluted (loss) per average common share:

  Net (loss) before extraordinary item            $      (0.97)      $      (0.75)       $     (2.00)        $     (1.49)
							                                           ============       ============        ===========         ===========
  Extraordinary item: Debt prepayment costs       $      (0.01)      $          -        $     (0.01)        $         -
                                      							     ============       ============        ===========         ===========
  Net (loss) to common shareholders               $      (0.98)      $      (0.75)       $     (2.01)        $     (1.49)
                                      							     ============       ============        ===========         ===========
  Weighted average shares outstanding               69,478,473         58,410,970         67,554,148          57,313,640

See accompanying notes to Condensed Consolidated Financial Statements.

	                    			RCN CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    				    (Dollars in Thousands)
                           					 (Unaudited)

								                                                          June 30,          December 31,
                                                          								  1999               1998
                                                  						     --------------       -------------
ASSETS
Current assets:
    Cash and temporary cash investments                      $      440,794       $     120,126
    Short-term investments                                        1,298,299             892,448
    Accounts receivable from related parties                          5,881               6,919
    Accounts receivable, net of reserve for
      doubtful accounts of $8,889 at June 30,
      1999 and $5,766 at December 31, 1998                           37,877              29,988
    Material and supply inventory, at average cost                    9,633               3,870
    Prepayments and other                                            20,274              15,368
    Deferred income taxes                                               714                 712
    Investments restricted for debt service                          23,445              23,437
						                                                 	     --------------       -------------
Total current assets                                              1,836,917           1,092,868
 Property, plant and equipment, net of accumulated
   depreciation of $184,620 at June 30, 1999 and
   $153,304 at December 31, 1998                                    612,054             448,375
Investments restricted for debt service                              10,215              19,869
Investments                                                         178,725             129,529
Intangible assets, net of accumulated amortization
   of $123,586 at June 30, 1999 and $97,313 at
   December 31, 1998                                                139,608             169,718
Deferred charges and other assets                                    82,931              47,256
                                                 							     --------------       -------------
Total assets                                                 $    2,860,450       $   1,907,615
                                                 							     ==============       =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt and
      capital lease obligations                              $          315       $       4,097
    Accounts payable                                                 70,193              65,623
    Accounts payable to related parties                              12,130               7,153
    Advance billings and customer deposits                           17,852              21,679
    Accrued interest                                                  8,062               5,267
    Accrued telephony cost of sales                                  14,905              12,000
    Accrued expenses                                                 51,004              62,250
							                                                      --------------       -------------
Total current liabilities                                           174,461             178,069
Long-term debt                                                    1,716,005           1,263,036
Deferred income taxes                                                   993               3,281
Other deferred credits                                               23,507              14,667
Minority interest                                                   103,372              77,116
Commitments and contingencies
Preferred stock, par value $1 per share: Authorized
   25,000,000 shares: Issued and outstanding
   254,083 at June 30,1999; Liquidation Preference
   $1,000 per share                                                 244,062                   -
Common shareholders' equity:
   Common stock, par value $1 per share: Authorized
    200,000,000 shares: Issued and outstanding
    76,421,602 at June 30, 1999 and 65,477,493
    December 31, 1998                                                76,421              65,477
   Class B Common stock, par value $1 per share:
    Authorized 400,000,000 shares:                                        -                   -
   Additional paid-in capital                                       896,687             539,770
   Cumulative translation adjustments                                (2,447)             (3,055)
   Unrealized appreciation on investments                            (5,043)              1,113
   Treasury stock, 562,000 shares at cost at
    June 30, 1999 and 557,000 shares at cost
    December 31, 1998                                                (9,391)             (9,301)
   Deficit                                                         (358,177)           (222,558)
                                                 							     --------------       -------------
Total common shareholders' equity                                   598,050             371,446
                                                 							     --------------       -------------
Total liabilities and shareholders' equity                   $    2,860,450       $   1,907,615
                                                 							     ==============       =============

See accompanying notes to Condensed Consolidated Financial Statements.

          			    RCN CORPORATION AND SUBSIDIARIES
		       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               				 (Dollars in Thousands)
				                     (Unaudited)

                                                          								     Six Months Ended
                                                                     				   June 30,
                                                 							     ----------------------------------
                                                          							 1999                 1998
                                                    				     --------------      --------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES          $      (57,278)      $      15,053
                                                 							     --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant & equipment                        (196,231)            (92,788)
   Investment in unconsolidated joint venture                        (9,455)            (12,500)
   Purchase of short-term investments                            (1,743,668)           (211,440)
   Sales and maturities of short-term investments                 1,339,955              97,019
   Acquisitions                                                     (47,131)            (40,769)
   Proceeds from the sale of a business segment                      23,711                   -
   Purchase of Preferred Stock of Intertainer, Inc                   (1,500)                  -
   Other                                                             (3,990)              2,559
                                                 							     --------------      --------------
   Net cash (used in) investing activities                         (638,309)           (257,919)
                                                 							     --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                                       500,000             502,587
   Redemption of long-term debt & capital lease obligation         (100,447)              (494)
   Proceeds from the issuance of common stock                       344,649             113,305
   Proceeds from the issuance of preferred stock                    239,979                   -
   Purchase of treasury stock                                           (90)             (2,472)
   Payments made for debt financing costs                           (31,562)             (8,177)
   Contribution to minority interest partner                              -                (108)
   Contribution from minority interest partner                       49,000              26,215
   Interest paid on Senior Notes                                     11,250                   -
   Proceeds from the exercise of stock options                        3,476               1,592
   Decrease in restricted cash                                            -              11,125
                                                 							     --------------      --------------
   Net cash provided by financing activities                      1,016,255             643,573
                                                  						     --------------      --------------
   Net increase in cash and temporary cash investments              320,668             400,707
   Cash and temporary cash investments at beginning of year         120,126             222,910
                                                 							     --------------      --------------
   Cash and temporary cash investments at June 30            $      440,794      $      623,617
                                                 							     ==============      ==============
   Supplemental disclosures of cash flow information
   Cash paid during the periods for:
      Interest (net of amounts capitalized)                  $       62,928      $       48,566
                                                 							     ==============      ==============
      Income taxes                                           $        1,457      $          747
                                                 							     ==============      ==============

See accompanying notes to Condensed Consolidated Financial Statements.

          				      RCN CORPORATION AND SUBSIDIARIES
			       CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
				             For the Six Months Ended June 30, 1999
					                    (Dollars in Thousands)
					                        (Unaudited)


                                                 							Additional
                               Preferred     Common      Paid-in
                            				 Stock        Stock      Capital      Deficit
                      		       ---------   ----------   ----------   ---------

Balance, December 31, 1998             -       65,477      539,770    (222,558)
   Net Loss 6/30/99                                                   (135,619)
   Preferred stock offering     239,979
   Preferred stock dividend       4,083
   Common stock offering                        9,200      335,459
   Stock options & warrants                     1,736       21,251
   Purchase of treasury
    stock
   Unrealized appreciation
    on investments
   Cumulative translation
     adjustments
   Other                                            8          207
                            				--------   ----------   ----------   ---------
Balance, June 30, 1999          $244,062   $   76,421   $  896,687   $(358,177)
                            				========   ==========   ==========   =========

See accompanying notes to Condensed Consolidated Financial Statements.

         				      RCN CORPORATION AND SUBSIDIARIES
			     CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
				             For the Six Months Ended June 30, 1999
					                   (Dollars in Thousands)
					                        (Unaudited)

                                                 									     Unrealized
                                   					     Cumulative     Appreciation       Total
                              		 Treasury    Translation          on        Shareholders'
                              			  Stock      Adjustment     Investments       Equity
                            				 --------    -----------   --------------   -------------

Balance, December 31, 1998         (9,301)       (3,055)           1,113         371,446
   Net Loss 6/30/99                                                             (135,619)
   Preferred stock offering                                                      239,979
   Preferred stock dividend                                                        4,083
   Common stock offering                                                         344,659
   Stock options & warrants                                                       22,987
   Purchase of treasury
    stock                             (90)                                           (90)
   Unrealized depreciation
    on investments                                                (6,156)         (6,156)
   Cumulative translation
     adjustments                                    608                              608
   Other                                                                             215
                            				 --------   -----------   --------------   -------------
Balance, June 30, 1999           $ (9,391)  $    (2,447)  $       (5,043)  $     842,112
                            				 ========   ===========   ==============   =============

See accompanying notes to Condensed Consolidated Financial Statements.

               			 RCN CORPORATION AND SUBSIDIARIES
	       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	         (Thousands of Dollars, Except Per Share Amounts)

1. RCN Corporation (the "Company" or "RCN") provides a wide range of telecommunications services through high speed, high capacity advanced fiber optic networks. RCN currently offers local and long distance telephone, video and data services, including high-speed Internet access. We provide our services primarily to residential customers in selected markets with high levels of population density and favorable demographics. RCN's initial advanced fiber optic networks have been established in selected markets in the Boston to Washington D.C. corridor and RCN has begun developing advanced fiber optic networks in the San Francisco to San Diego corridor.

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

3. The Company owns a 40% equity interest in Megacable. For the quarters ended June 30, 1999 and 1998, the Company recorded equity in the earnings of Megacable which consists of its proportionate share of income and amortization of excess cost over equity in net assets of $(89) and $(342), respectively.
For the six months ended June 30, 1999 and 1998, the Company recorded equity in the earnings of Megacable which consists of its proportionate share of income and amortization of excess cost over equity in net assets of $(465) and $(1,051), respectively.

Summarized information for the financial position and results of operations of
Megacable, as of and for the six months ended June 30, 1999 and 1998, is as follows:
                                  					    (In U.S. Dollars)
                                    				  1999            1998
                                   					 -------         -------

Assets                                  $110,158         $79,186
Liabilities                               28,375           5,440
Shareholders' equity                      81,783          73,746
Sales                                     22,118          19,062
Cost and expenses                         16,117          13,082
Foreign currency transaction losses            -              71
Net income                              $  5,332         $ 5,707

For the period October 1, 1996 through December 31, 1998, the Company considered Megacable to operate in a highly inflationary economy. Beginning January 1, 1999, the Company discontinued highly inflationary accounting for our Megacable investment and resumed using the Mexican Peso as the functional currency. As a result the Company's equity will be effected by the translation from the Mexican Peso. The Company's proportionate share of such adjustments were gains of $608 for the six month period ended June 30, 1999. As of July 31, 1999, the Company executed on a pledge of an 8.96% equity interest in Megacable made by Mazon Corporativo, S.A. de. C.V. ("Mazon") to secure Mazon's indebtedness to the Company, which had a book value of $18,373. As a result, the indebtedness was cancelled, and the Company currently owns a 48.96% equity interest in Megacable.

4. During the six months ended June 30, 1999, approximately 1,020,600 options were granted, approximately 627,941 were exercised yielding cash proceeds of $3,476 and approximately 660,083 options were canceled. At June 30, 1999, there are approximately 8,583,998 options outstanding at exercise prices ranging from $1.30 to $48.50 under RCN's 1997 Plan.

5. Basic earnings per share is computed based on net (loss) after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings per share is computed based on net (loss) after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock and stock options which would have been assumed to be converted in the quarter and six months ended June 30, 1999 and have a dilutive effect if the Company had income from continuing operations is 11,626,712 and 7,968,429, respectively. The number of stock options which would have been assumed to be converted in the quarter and six months ended June 30, 1998 and have a dilutive effect if the Company had income from continuing operations is 3,892,527 and 3,967,141, respectively.



                                   					               Quarter Ended June 30,          Six Months Ended June 30,
                                     			          -----------------------------    -----------------------------
                                         						      1999               1998          1999               1998
                                               	  ----------        -----------    ----------        -----------

Net (loss) from continuing operations             $  (67,441)       $   (43,795)   $ (135,195)       $   (85,580)
Extraordinary item: Debt prepayment costs               (424)                 -          (424)                 -
                                          						  ----------        -----------    ----------        -----------
Net (loss) to common shareholders                 $  (67,865)       $   (43,795)   $ (135,619)       $   (85,580)

Basic earnings per average common share:
  Weighted average shares outstanding             69,478,473         58,410,970    67,554,148         57,313,640
  (Loss) from continuing operations               $    (0.97)       $     (0.75)   $    (2.00)       $     (1.49)
  Extraordinary item: Debt prepayment costs       $    (0.01)       $         -    $    (0.01)       $         -
  Net (loss) to common shareholders               $    (0.98)       $     (0.75)   $    (2.01)       $     (1.49)

Diluted earnings per average common share:
  Weighted average shares outstanding             69,478,473         58,410,970    67,554,148         57,313,640
  Dilutive shares resulting from
  preferred stock and stock options                        -                  -             -                  -
                                          						  ----------        -----------    ----------        -----------
  Weighted average shares and common stock
   equivalents outstanding                        69,478,473         58,410,970    67,554,148         57,313,640

  (Loss) from continuing operations               $    (0.97)       $     (0.75)   $    (2.00)       $     (1.49)
  Extraordinary item: Debt prepayment costs       $    (0.01)       $         -    $    (0.01)       $         -
  Net (loss) to common shareholders               $    (0.98)       $     (0.75)   $    (2.01)       $     (1.49)


6. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 130 - "Reporting Comprehensive Income" ("SFAS 130"). This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997. The Company primarily has two components of comprehensive income, cumulative translation adjustments and unrealized appreciation on investments. The amount of other comprehensive loss for the quarter and the six months ended June 30, 1999 was ($72,620) and ($141,167), respectively.

7. On April 7, 1999, Hicks, Muse, Tate & Furst, through Hicks, Muse, Tate & Furst Equity Fund IV, L.P., ("Hicks Muse Fund IV") purchased 250,000 shares of a new issue of RCN Series A 7% Senior Convertible Preferred Stock ("Series A Preferred Stock"), par value $1 per share, for gross proceeds of $250,000.
The Series A Preferred Stock is cumulative and has a annual dividend rate of 7% payable quarterly in cash or additional shares of Series A Preferred Stock and has an initial conversion price of $39.00 per share. The Series A
Preferred Stock is convertible into common stock at any time. The Series A Preferred Stock is subject to mandatory redemption on March 31, 2014 at $1,000 per share, plus accrued and unpaid dividends, but may be called by the Company after four years. At June 30, 1999 the Company paid dividends in the amount of $4,083 in the form of additional shares of Series A Preferred Stock. At June 30, 1999, the number of common shares that would be issued upon conversion of the Series A Preferred Stock was 6,514,949. The Company incurred $10,000 of issuance cost in connection with the sale of the Series A Preferred Stock.

8. On April 28, 1999, the Company acquired a 47.5% stake in JuniorNet Corporation, a commercial-free online learning service for children.
The Company purchased the ownership stake for approximately $47 million in cash. Concurrent with that transaction, JuniorNet purchased the Company's Lancit Media subsidiary ("Lancit") for approximately $25 million in cash. The Company acquired Lancit in June 1998 for approximately $0.4 million in cash and shares of its common stock with a fair value at the time of issuance of approximately $7.4 million

9. On May 27, 1999 the Company completed a public offering of 9,200,000 shares of RCN common stock, par value $1 per share, with a price to the Public of $39.00 per share. The net proceeds to the Company were approximately $344,043 after deducting issuance costs.

10. In June 1999, the Company and certain of its subsidiaries together, ( the "Borrowers") entered into a $1,000,000 Senior Secured Credit Facility (the "Credit Facility") with the Chase Manhattan Bank and certain other lenders. The collateralized facilities are comprised of a $250,000 seven-year revolving credit facility (the "Revolver"), a $250,000 seven-year multi-draw term loan facility (the "Term Loan A") and a $500,000 eight-year term loan facility (the "Term Loan B"). All three facilities are governed by a single credit agreement dated as of June 3, 1999 (the "Credit Agreement").

The Revolver may be borrowed and repaid from time to time. At June 30, 1999 there were no outstanding loans under the Revolver. Up to $150,000 of the Revolver may be used to fund working capital needs and for general corporate purposes. The remaining $100,000 of the Revolver as well as the term loans may be used solely to finance telecommunications assets. The amount of the commitments under the Revolver automatically reduces to $175,000 on June 3, 2005 and the remaining commitments are reduced quarterly in equal installments through to maturity at June 3, 2006. The Revolver can also be utilized for letters of credit up to a maximum of $15,000. As of June 30, 1999 approximately $7,000 in the form of letters of credit had been drawn under the Revolver.

The Term Loan A is available for drawing amounts until December 3, 2001, at which time any undrawn commitments expire. At June 30, 1999 there were no outstanding loans under the Term Loan A. Any outstanding borrowings under the Term Loan A at September 3, 2002 will be repaid in quarterly installments based on percentage increments of the Term Loan A that start at 3.75% per quarter on September 3, 2002 and increase in steps to a maximum of 10% per quarter on September 3, 2005 through to maturity at June 3, 2006.

As of June 30, 1999, $500,000 of the Term Loan B was outstanding. The Term Loan B was fully drawn at closing. Amortization of the Term Loan B starts on September 3, 2002 with quarterly installments of $1,000 per quarter until September 3, 2006 when the quarterly installments increase to $121,000 per quarter through to maturity at June 3, 2007.

The interest rate on the Credit Facility is, at the election of the Borrowers, based on either a LIBOR or an alternate base rate option. For the Revolver or Term Loan A borrowing, the interest rate will be LIBOR plus a spread of up to 300 basis points or the base rate plus a spread of 200 basis points, depending upon whether the Company's EBITDA has become positive and thereafter upon the ratio of debt to EBITDA. In the case of the Revolver and the Term Loan A, a fee of 125 basis points on the unused commitment accrues until the Company's EBITDA has become positive and thereafter at up to 125 basis points depending upon the Company's utilization of the commitments.
For all Term Loan B borrowings the interest includes a spread that is fixed at 350 basis points over the LIBOR or 250 basis points over the alternate base rate.

The Credit Agreement contains conditions precedent to borrowing, events of default (including change of control) and covenants customary for facilities of this nature, including financial covenants and covenants limiting debt, liens, investments, consolidation, mergers, acquisitions, asset sales, sale and leaseback transactions, payments of dividends and other distributions, making of capital expenditures and transactions with affiliates. In addition, the Borrowers are subject to a prohibition on granting pledges, as well as entering into certain other restrictive agreements, and subject to certain exemptions and reinvestment rights; the Borrowers must apply 50% of excess cash flow for each fiscal year commencing with the fiscal year ending on December 31, 2003 and certain cash proceeds realized from certain asset sales, certain payments under insurance policies and certain incurrences of additional debt to repay the Credit Facility.

The Credit Facility is secured by substantially all of the assets of the Company and its subsidiaries.

Prepayments of the eight-year term loan require payment of a fee of 2% of the amount of such prepayment if made on or prior to June 3, 2000 and 1% of such prepayment if made thereafter but on or prior to June 3, 2001.

The foregoing summary of certain provisions of the Credit Agreement does not purport to be complete and is subject to, and qualified in its entirety by reference to, the Credit Agreement.

11) In June 1999, the Company prepaid its previous eight-year term credit facility in the amount of $100,000 with the proceeds of the Credit Facility discussed in Note 10. The early extinguishment of the previous term credit facility prompted the write off of the applicable unamortized debt issuance cost resulting in an extraordinary charge of approximately ($424).

12) In July 1999, the Company acquired Brainstorm Networks, Inc., a leading independent Internet Service Provider ("ISP") that provides dedicated and DSL services. In August 1999, the Company acquired Direct Network Access, Ltd. ,one of the Bay Area's largest independent ISPs. Both of these transactions were primarily funded through new issuances of RCN Corporation Common Stock, and both will be accounted for under the purchase method of accounting. The Company does not expect that these acquisitions will have a material effect to its financial position or results of operations.


13) In July 1999, the Company entered into $250,000 of two-year interest rate protection agreements with various counterparties. These agreements convert $250,000 of the Company's floating rate debt under the Chase Facility to a fixed rate of approximately 6.08%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
		       (Thousands of Dollars, Except Per Share Data)

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report is forward-looking, such as information relating to expected capital expenditures, capital contributions to joint ventures by joint venture partners, and expected trends in operating losses and cash flows associated with investments in new markets. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future differently from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, the Company's ability to develop and penetrate existing and new markets, technological developments and changes in the competitive environment in which the Company operates.

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

The Company's operating losses have resulted primarily from expenditures associated with the development of the Company's operational infrastructure and marketing expenses. The Company expects it will continue to experience negative operating income while it continues to invest in its networks and until such time as revenue growth is sufficient to fund operating expenses. The Company expects to achieve positive operating margins over time by (i) increasing the number of customers it serves, (ii) increasing the number of connections per customer by cross marketing its services and promoting bundled service options and therefore increasing the revenue per customer, (iii) lowering the costs associated with new subscriber additions and (iv) reducing the cost of providing services by capturing economies of scale. The Company expects its operating revenues will increase in future periods through internal growth of its current advanced fiber optic networks, increases in penetration, and increases in the number of services per customer; however, the Company also expects that operating losses will increase for some period of time as the Company initiates network development in new markets and expands its current networks. When the Company makes its initial investment in a new market, the operating losses typically increase as the network and sales force are expanded to facilitate growth. The Company's ability to generate positive cash flow in the future will depend on the extent of capital expenditures in current and additional markets, the ability of its joint ventures to generate revenues and cash flow, competition in the Company's markets and any potential adverse regulatory developments. The Company will be dependent on various financing sources to fund its growth as well as continued losses from operations. There can be no assurance that such funding will be available, or available on terms acceptable to the Company. See "Liquidity and Capital Resources."

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

For the three months ended June 30, 1999, sales increased 34.4% to $66,929 from $49,808 for the same period in 1998. Operating loss before depreciation, and amortization was ($25,406) as compared to ($9,619) for the same period in 1998.

Sales
-----
Voice sales include local telephone service fees consisting primarily of monthly line charges, local toll and special features and long-distance telephone service fees based on minutes of traffic and tariffed rates or contracted fees. Voice sales include both resold services and traffic over the Company's own switches. Video sales are comprised primarily of subscription fees for basic, premium and pay-per-view cable television services; for both wireless and hybrid fiber/coaxial cable customers in New York, New Jersey and Pennsylvania which the Company expects to migrate to its advanced fiber networks over time as well as advanced fiber customers, primarily in Lehigh Valley, New York City, Boston and Washington. Data sales represent Internet access fees billed at contracted rates. In June, the Company's management made the decision to reclassify sales to commercial customers into their respective voice, video and data components. Such sales had previously been recorded as commercial and other sales. Additionally, reciprocal compensation has been reclassified from voice sales to other sales.

Total sales increased $17,121 or 34.4% to $66,929 for the quarter ended
June 30, 1999 from $49,808 for the quarter ended June 30, 1998. The increase was fueled by higher average service connections which increased 31.5% to approximately 896,000 for the quarter ended June 30, 1999 (including connections of the Starpower joint venture) from approximately 681,000 for the quarter ended June 30, 1998. Total service connections increased 27.2% to approximately 903,000 at June 30, 1999 (including connections of the Starpower joint venture) from approximately 710,000 at June 30, 1998. The increase in average service connections resulted principally from growth in dial-up Internet connections and growth in average advanced fiber connections, which increased 471.4% from approximately 28,000 for the quarter ended June 30, 1998 to approximately 160,000 for the quarter ended June 30, 1999. Total advanced fiber connections increased 260.4% from approximately 48,000 at June 30, 1998 to approximately 173,000 at June 30, 1999. Advanced fiber units passed increased 248.0% to approximately 428,000 units at June 30, 1999 from approximately 123,000 units at June 30, 1998.

Voice sales increased $6,064, or 78.9%, to $13,749 for the quarter ended June 30, 1999 from $7,685 for the quarter ended June 30, 1998. Approximately $5,300 of the increase in voice sales is attributable to higher average connections. Average advanced fiber voice connections increased approximately 542.9% to approximately 45,000 for the quarter ended June 30, 1999 (including connections of the Starpower joint venture) from approximately 7,000 for the quarter ended June 30, 1998. Average off-net voice connections increased approximately 26.1% to approximately 58,000 for the quarter ended June 30, 1999 from approximately 46,000 for the quarter ended June 30, 1998. The remaining increase in voice sales is attributable to higher revenue per connection.

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

Video sales increased $3,128, or 11.2% to $31,010 for the quarter ended June 30, 1999 from $27,882 for the quarter ended June 30, 1998. The increase was primarily due to approximately 27,000 additional average video connections for the quarter ended June 30, 1999 as compared to the quarter ended
June 30, 1998. Average on-net video connections grew 83,000 or 395.2% to 104,000 for the quarter ended June 30, 1999 (including connections of the Starpower joint venture) from 21,000 for the quarter ended June 30, 1998. Average off-net video connections were approximately 169,000 and 225,000 for the quarters ended June 30, 1999 and 1998, respectively. Overall higher average service connections contributed approximately $1,900 to the increase in video sales and higher average revenue per connection contributed the remainder.

Data sales increased $7,178, or 76.3% to $16,591 for the quarter ended June 30, 1999 from $9,413 for the quarter ended June 30, 1998. The increase was primarily due to approximately 137,000 additional average data connections for the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998. Partially accounting for the increase in average data connections was the inclusion for a full quarter in 1999 of approximately 48,500 total subscribers acquired from Interport in June 1998 and JavaNet in July 1998. For the quarter ended June 30, 1999, the Company had approximately 508,000 average off-net data connections and approximately 11,000 average advanced fiber data connections, including connections of the Starpower joint venture. For the quarter ended June 30, 1998, the Company had approximately 382,000 average off-net data connections, including connections of the Starpower joint venture.

During the fourth quarter of 1998, dial-up Internet access replaced resold local phone service as the Company's initial product offering in areas in which RCN's fiber optic network is still under construction. The Company expects that its advanced fiber networks will eventually be extended to reach most of its dial-up Internet connections.

Other sales increased $752, or 15.6% to $5,579 for the quarter ended June 30, 1999 from $4,827 for the quarter ended June 30, 1998. The increase was due primarily to higher reciprocal compensation. Reciprocal compensation is the fee local exchange carriers pay to terminate calls on each other's networks. Because of the uncertainty of various regulatory rulings which affect the collectibility of this revenue, the Company recognizes this revenue as it is realized.

The Company recognizes that managing customer turnover is an important factor in maximizing revenues and cash flow. For the three months ended June 30, 1999, the Company's average monthly churn rate was approximately 2.2%.


Costs and expenses, excluding depreciation and amortization
-----------------------------------------------------------
Direct expenses include direct costs of providing services, primarily video programming, franchise costs, and network access fees.

Direct expenses increased $11,421, or 49.4% to $34,556 for the quarter ended June 30, 1999 from $23,135 for the quarter ended June 30, 1998. The increase was principally the result of higher sales and a lower margin on video sales due to higher franchise fees and programming rates.

Operating, selling, general and administrative expenses primarily include customer service costs, advertising, sales, marketing, order processing, telecommunications network maintenance and repair ("technical expenses"), general and administrative expenses, installation and provisioning expenses and other corporate overhead.

Operating, selling, general and administrative costs increased $21,487, or 59.2% to $57,779 for the quarter ended June 30, 1999 from $36,292 for the quarter ended June 30, 1998.

Customer service costs, including order processing, increased approximately $1,999, or 27.5%, for the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998. The increase is primarily personnel related to support the 31.5% increase in average connections over the end of the comparable period in 1998 and to increase the level of service.

Technical expense, including installation and provisioning, increased approximately $5,576, or 90.1%, for the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998. Technical expense increases of approximately $6,779 were due to engineering and construction headcount and contract labor additions made to plan and execute network expansion and network operations control center monitoring. Rental and utilities expense, primarily for material storage and hub sites, increased approximately $1,110. These increases were partially offset by an increase of approximately $2,928 in technical costs capitalized as part of the cost basis of the telecommunications network.

Sales and marketing costs increased approximately $2,061, or 30.9%, for the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998.
The increase resulted principally from additional staff and related commissions and benefits, to cover increases in marketable homes, to increase penetration in the Company's existing markets and to increase the number of services per customer.

General and administrative expenses increased approximately $12,001, or 131.1%, for the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998. Information technology expenses increased approximately $1,497. The Company is in the process of developing information technology systems which will provide a sophisticated customer care infrastructure as well as other administrative support systems. The expense increases represent staff additions to both support this effort and maintain the systems as well as consulting expenses associated with the planning and analysis stages of such systems development. The Company expects that such charges may increase in the future periods until the planning and analysis stages of its IT systems development projects are complete.

Higher bad debt expense of approximately $1,500 was associated with the increase in sales. Operating taxes, primarily property taxes, increased approximately $634 as a result of expanded operations. External legal expense increased approximately $549 primarily associated with the procurement of regulatory approvals for potential future markets. Approximately $4,593 of the increase in general and administrative expense is attributable to the acquisitions of Erols, UltraNet, Interport Communications, Inc., JavaNet, Inc. and Lancit
Media, which were included for the full second quarter in 1999. Rent expense increased approximately $910 primarily related to additional space required to
support the increase in headcount.   Employee related expenses increased
approximately $950 over the prior year quarter. The remaining increase primarily represents additional development and support expenses associated with expanding operations and new markets.

Advertising costs in the second quarter of 1999 approximated advertising costs in the second quarter of 1998.

Depreciation and amortization
-----------------------------
Depreciation and amortization is comprised principally of depreciation related to the Company's advanced fiber network, its wireless network, and its hybrid fiber/coaxial cable systems; and amortization of subscriber lists, building access rights and goodwill resulting primarily from its acquisitions in 1998.

Depreciation and amortization was $30,541 for the three month period ending June 30, 1999 and $18,699 for the three month period ending June 30, 1998.
The increase of $11,842, or 63.3% was the result of a higher depreciable basis of plant resulting primarily from expansion of the Company's advanced fiber network, and amortization of intangible assets arising from the acquisitions in 1998. The cost basis of property, plant and equipment at June 30, 1999 and 1998 was $796,674 and $415,447, respectively. The basis of intangible assets was $263,194 and $254,460 at June 30, 1999 and 1998, respectively.

Interest income
----------------
Interest income was $19,090 and $13,993 for the three month periods ended June 30, 1999 and 1998, respectively. The increase of $5,097, or 36.4%, results primarily from higher average cash, temporary cash investments and short-term investments as compared to the same period in 1998. Cash, temporary cash investments and short-term investments were approximately $1,739,000 at June 30, 1999 and approximately $1,154,000 at June 30, 1998. During 1999, proceeds from the following increased cash, temporary cash investments and short-term investments: (1) the issuance of 250,000 shares of a new issue of the Company's Series A Preferred Stock, in April 1999, which yielded net proceeds of $239,979, (2) the issuance of 9,200,000 shares of the Company's common stock in May 1999, which yielded net proceeds of $344,043 and (3) the $500,000 from new borrowings, partially offset by the repayment of the Company's $100,000 term loan (Note 11). Also contributing to the increase was $1,673 attributable to a higher average yield on cash, temporary cash investments, and short-term investments. These increases were partially offset by higher capital expenditures and higher working capital.

Interest expense
----------------
For the quarter ended June 30, 1999, interest expense was $35,672 as compared to $26,919, for the quarter ended June 30, 1998. The increase of $8,753 resulted primarily from higher interest of $4,038 relating to the 11% senior discount notes which were issued on June 24, 1998. In June 1999, the Company entered into a Senior Secured Credit Facility (the "Credit Facility") with the Chase Manhattan Bank (Note 10). On closing, the Company borrowed $500,000 under the eight-year term loan facility, which contributed an additional $3,417 to the increase. The remaining increase is due to higher accretion on the 11.125% and the 9.8% senior discount notes issued in 1997 and 1998, respectively, of $2,028. These increases were partially offset primarily by lower interest relating to the prepayment of the $100,000 term loan (Note 11) and higher capitalized interest aggregating approximately $1,591.

Gain on the sale of Lancit
--------------------------
In April 1999, the Company sold its investment in Lancit Media ("Lancit") to JuniorNet Corporation ("JuniorNet"), a commercial-free online learning service for children, for approximately $24,600 in cash. Concurrent with the sale, the Company acquired an ownership interest in JuniorNet of approximately 47.54%. The Company recognized a $8,930 gain on the sale. The Company also deferred $8,201 representing the portion of the gain attributable to the Company's ownership interest in JuniorNet immediately after the acquisition.

Income tax
----------
The Company's effective income tax rate was a benefit of 2.3% for the quarter ended June 30, 1999 and a provision of 4.3% for the quarter ended
June 30, 1998. The primary reason for the difference is that the tax effect of the Company's cumulative losses has exceeded the tax effect of accelerated deductions, primarily depreciation, which the Company has taken for federal income tax purposes. As a result, generally accepted accounting principles do not permit the recognition of such excess losses in the financial statements. This accounting treatment does not impact cash flows for taxes or the amounts or expiration periods of actual net operating loss carryovers.


Minority interest
-----------------
For the second quarters of 1999 and 1998 minority interest of $5,568 and $3,468, respectively, primarily represents the interest of Boston Edison Company ("BECO") in the loss of RCN-BECOCOM.


Equity in the loss of unconsolidated entities
---------------------------------------------
For the second quarter of 1999, equity in the loss of unconsolidated entities primarily represents the Company's share of the losses and amortization of excess cost over net assets of; Megacable of $89, Starpower of $2,381 and JuniorNet of $4,143 (from April 28, 1999, the date of acquisition, of its 47.5% ownership interest). For the second quarter of 1998, equity in the loss of unconsolidated entities primarily represents the Company's share of the losses and amortization of excess cost over net assets of Megacable of $342 and Starpower of $4,139.

Extraordinary Item - prepayment of debt
----------------------------------------
In June 1999, the Company prepaid a term loan with the proceeds of the Credit Facility (Note 11). The early extinguishment of the debt resulted in the write off of the applicable unamortized debt issuance cost which is reflected as an extraordinary charge of ($424).


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

For the six months ended June 30, 1999, sales increased 49.3% to $134,318 from $89,946 for the same period in 1998. Operating losses before depreciation, amortization and acquired in-process technology was $(46,854) as compared to $(17,936) for the same period in 1998.

Sales
-----

Total sales increased $44,372, or 49.3% to $134,318 for the six months ended June 30, 1999 from $89,946 for the six months ended June 30, 1998. The increase was fueled by higher average service connections which increased 73.2% to approximately 885,000 for the six months ended June 30, 1999 (including connections of the Starpower joint venture) from approximately 511,000 for the six months ended June 30, 1998. The increase in average service connections resulted principally from growth in dial-up Internet connections and growth in average advanced fiber connections, which increased 534.8% from approximately 23,000 for the six months ended June 30, 1998 to approximately 146,000 for the six months ended June 30, 1999. Total advanced fiber connections increased 260.4% from approximately 48,000 at June 30, 1998 to approximately 173,000 at June 30, 1999. Advanced fiber units passed increased 248.0% to approximately 428,000 units at June 30, 1999 from approximately 123,000 units at June 30, 1998.

Voice sales increased $15,252, or 122.5%, to $27,707 for the six months ended June 30, 1999 from $12,455 for the six months ended June 30, 1998. Approximately $12,800 of the increase in voice sales is attributable to higher average connections. Average advanced fiber voice connections increased approximately 680.0% to approximately 34,000 for the six months ended June
30, 1999 (including connections of the Starpower joint venture) from approximately 5,000 for the six months ended June 30, 1998. Average off-net voice connections increased approximately 55.0% to approximately 62,000 for the six months ended June 30, 1999 from approximately 40,000 for the six months ended June 30, 1998. The remaining increase in voice sales is principally attributable to higher revenue per connection.

Video sales increased $6,770, or 12.4% to $61,359 for the six months ended June 30, 1999 from $54,589 for the six months ended June 30, 1998. The increase was primarily due to approximately 25,000 additional average video connections for the six months ended June 30, 1999 as compared to the six months ended
June 30, 1998. Average on-net video connections grew 79,000 or 438.9% to approximately 97,000 for the six months ended June 30, 1999 (including connections of the Starpower joint venture) from approximately 18,000 for the
six months ended June 30, 1998.   Average off-net video connections were
approximately 172,000 and 226,000 for the six months ended June 30, 1999 and 1998, respectively. Overall higher service connections contributed approximately $5,000 to the increase in video sales and higher average revenue per connection principally contributed the remainder.

Data sales increased $20,122, or 164.0% to $32,393 for the six months ended June 30, 1999 from $12,271 for the six months ended June 30, 1998. The increase was primarily due to approximately 293,000 additional average data connections for the six months ended June 30, 1999 as compared to the six months ended
June 30, 1998. Partially accounting for the increase in average data connections was the inclusion for a full six months in 1999 of the subscribers acquired from Erols and UltraNet in late February 1998, from Interport in June of 1998 and from JavaNet in July 1998 (the "1998 Acquisitions").

For the six months ended June 30, 1999, the Company had approximately 505,000 average off-net data connections and approximately 10,000 average advanced fiber data connections, including connections of the Starpower joint venture. For the six months ended June 30, 1998, the Company had approximately 222,000 average off-net data connections, including connections of the Starpower joint venture.

Other sales increased $2,225, or 20.9% to $12,859 for the six months ended
June 30, 1999 from $10,634 for the six months ended June 30, 1998.
The increase was due primarily to higher reciprocal compensation. Additionally, higher sales of Lancit, which was acquired in a later period of 1998 and sold in April 1999 (Note 8) contributed to the increase.

The Company recognizes that managing customer turnover is an important factor in maximizing revenues and cash flow. For the six months ended June 30, 1999, the Company's average monthly churn rate was approximately 2.2%.

Costs and expenses, excluding depreciation and amortization
-----------------------------------------------------------

Direct expenses increased $27,022, or 63.9% to $69,318 for the six months ended June 30, 1999 from $42,296 for the six months ended June 30, 1998. The increase was principally the result of higher sales and a lower margin on video sales due to higher franchise fees and programming rates.

Operating, selling, general and administrative costs increased $46,268, or 70.5% to $111,854 for the six months ended June 30, 1999 from $65,586 for the six months ended June 30, 1998.

Customer services costs, including order processing, increased approximately $4,852, or 37.4%, for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The increase is primarily personnel related to support the 73.2% increase in average connections over the comparable period in 1998 and to increase the level of service.

Technical expense, including installation and provisioning, increased approximately $9,616, or 77.5%, for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Technical expense increases of approximately $12,236 were due to engineering and construction headcount and contract labor additions made to plan and execute network expansion and network operations control center monitoring. Rental and utility expense, primarily for material storage and hub sites, increased approximately $1,819, partially offset by an increase of approximately $4,578 in technical costs capitalized as part of the cost basis of the telecommunications network.

Sales and marketing costs increased approximately $3,674, or 29.5%, for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The increase resulted principally from additional staff and related commissions and benefits, to cover increases in marketable homes, to increase penetration in the Company's existing markets and to increase the number of services per customer.

General and administrative expenses increased approximately $27,359, or 178.7%, for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Information technology expenses increased approximately $6,205. The Company is in the process of developing information technology systems which will provide a sophisticated customer care infrastructure as well as other administrative support systems. The expense increases represent staff additions to both support this effort and maintain the systems as well as consulting expenses associated with the planning and analysis stages of such systems development. The Company expects that such charges may increase in the future periods until the planning and analysis stages of its IT systems development projects are complete.

Higher bad debt expense of approximately $2,483 was associated with the increase in sales. Operating taxes, primarily property taxes, increased approximately $947 as a result of expanded operations. External legal expense increased approximately $2,297 primarily associated with the procurement of regulatory approvals for potential future markets. Approximately $9,707 of the increase in general and administrative expense is attributable to the 1998 Acquisitions and the acquisition of Lancit Media, which were included for the full six months in 1999. Rent and utility expense increased approximately $1,541 primarily related to additional space required to support the increase in headcount.

Advertising costs for the six months ended June 30, 1999 approximated advertising costs for the six months ended June 30, 1998.

Depreciation and amortization
-----------------------------

Depreciation and amortization was $62,815 for the six month period ending
June 30, 1999 and $36,830 for the six month period ending June 30, 1998.
The increase of $25,985, or 70.6% was the result of a higher depreciable basis of plant resulting primarily from expansion of the Company's advanced fiber network, and amortization of intangible assets arising from the acquisitions in 1998. The cost basis of property, plant and equipment at June 30, 1999 and 1998 was $796,674 and $415,447, respectively. The basis of intangible assets was $263,194 and $254,460 at June 30, 1999 and 1998, respectively.


Non-recurring Acquisition Costs
-------------------------------

Acquisition costs - In-process technology was $18,293 for the six months ended June 30, 1998. In the allocation of purchase price associated with the acquisition of Erols and UltraNet, $13,228 and $5,065, respectively, was determined to represent acquired in-process research & development ("IPR&D"). Specifically, four projects were identified which qualified as IPR&D by definition of not having achieved technological feasibility and representing technology which at the point of acquisition offered no alternative use other than the defined project. The fair value of the IPR&D projects associated with these acquisitions is based upon a discounted cash flow analysis modified to represent only that portion of the project associated with completed research and development efforts at the date of acquisition. For both the Erols and the UltraNet acquisitions, RCN identified the R&D development projects to include-

  -Cable Modem Internet access for subscribers, consisting of projects to develop the hardware, systems and software to permit subscribers to be offered high-speed Internet access through direct cable connection. The remaining development effort is concerned with technical standards for this service and with the design and integration of this product into RCN's cable and fiber optic network. RCN management estimated that this project for both acquisitions was approximately 70% complete at the date of acquisition.

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

Interest income
----------------
Interest income was $32,492 and $26,808 for the six month periods ended June
30, 1999 and 1998, respectively. The increase of $5,684, or 21.2%, results from higher average cash, temporary cash investments and short-term investments as compared to the same period in 1998. Cash, temporary cash investments and short-term investments were approximately $1,739,000 at June 30, 1999 and approximately $1,154,000 at June 30, 1998. During 1999, proceeds from the following increased cash, temporary cash investments and short-term investments:
(1) the issuance of 250,000 shares of a new issue of the Company's Series A Preferred Stock in April 1999, which yielded net proceeds of approximately $239,979, (2) the issuance of 9,200,000 shares of the Company's common stock, in May 1999, which yielded net proceeds of approximately $344,043 and (3) $500,000 from new borrowings, partially offset by the repayment of the Company's $100,000 term loan (Note 11). These increases were partially offset by approximately $1,846 resulting from a lower average yield, higher capital expenditures, and higher working capital.


Interest expense
----------------
For the six months ended June 30, 1999, interest expense was $67,462 as compared to $49,654 for the six months ended June 30, 1998. The increase resulted primarily from higher interest of $8,398 relating to the 11% senior discount notes issued in June 1998. In June 1999, the Company entered into the Credit
Facility Credit Facility with the Chase Manhattan Bank (Note 10).   On closing,
the Company borrowed $500,000 under the eight-year term loan facility, contributing an additional $3,417 to the increase. The remaining increase is due to higher accretion on the 11.125% and the 9.8% senior discount notes issued in 1997 and 1998, respectively of $7,431. These increases were partially offset primarily by lower interest relating to the prepayment of the $100,000 term loan (Note 11) and higher capitalized interest aggregating approximately $2,605.

Gain on the sale of Lancit
--------------------------
In April 1999, the Company sold it's investment in Lancit to JuniorNet, a commercial-free online learning service for children, for approximately
$24,600 in cash. Concurrent with the sale, the Company acquired an ownership interest in JuniorNet of approximately 47.54%. The Company recognized a $8,930 gain on the sale. The Company also deferred $8,201 representing the portion of the gain attributable to the Company's ownership interest in JuniorNet immediately after the acquisition.

Income tax
----------
The Company's effective income tax rate was a benefit of 1.9% and 10.4% for the six months ended June 30, 1999 and June 30, 1998, respectively. The primary reason for the difference is that the tax effect of the Company's cumulative losses has exceeded the tax effect of accelerated deductions, primarily depreciation, which the Company has taken for federal income tax purposes.
As a result, generally accepted accounting principles do not permit the recognition of such excess losses in the financial statements. This accounting treatment does not impact cash flows for taxes or the amounts or expiration periods of actual net operating loss carryovers.

Minority interest
-----------------
For the six months ended June 30, 1999 and 1998 minority interest of $12,106 and $7,054, respectively, primarily represents the interest of Boston
Edison Company ("BECO") in the loss of RCN-BECOCOM.


Equity in the loss of unconsolidated entities
---------------------------------------------
For the six months ended June 30, 1999, equity in the loss of unconsolidated entities primarily represents the Company's share of the losses and amortization of excess cost over net assets of; Megacable of $465, Starpower $5,908 and JuniorNet of $4,143. For the six months ended June 30,1998, equity in the loss of unconsolidated entities primarily represents the Company's share of the losses and amortization of excess cost over net assets of Megacable of $1,051 and Starpower of $4,923.

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

Based on its current growth plan, the Company expects that it will require a substantial amount of capital to expand the development of its network and operations into new areas within its larger target markets. The Company needs capital to fund the construction of its advanced fiber optic networks, upgrading its Hybrid Fiber/Coaxial plant, fund operating losses and repay its debts. The Company currently estimates that its capital requirements for the period from January 1, 1999 through 2000 will be approximately
$1.8 billion, which include capital expenditures of approximately $700 million in 1999 and approximately $1 billion in 2000. These capital expenditures will be used principally to fund additional construction to the Company's fiber optic network in high density areas in the Boston, New York, Washington, D.C. and San Francisco Bay markets as well as to expand into new markets and to develop its information technology systems. These estimates are forward-looking statements that may change if circumstances related to construction, timing or receipt of regulatory approvals and opportunities to accelerate the deployment of the Company's networks do not occur as expected. In addition to the Company's own capital requirements, its joint venture partners are each expected to contribute approximately $275 million, of which approximately $176 million has been contributed, to the joint ventures through 2000 in connection with development of the Boston and Washington, D.C. markets.

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

Pursuant to an exchange agreement between BECO and the Company, BECO had the right at the time of the distribution of RCN common stock in September 1997, and has the right every two years thereafter, to convert all or a portion of its ownership interest in the RCN-BECOCOM joint venture into RCN common stock pursuant to specific terms and conditions, including exercise periods, appraisal procedures and restrictions specifically set forth in the exchange agreement. BECO may exercise its conversion rights, in whole or in part, from time to time. The exchange agreement also grants customary registration rights to BECO with respect to shares of common stock issued upon exchange of its investment interest in RCN-BECOCOM. In February 1999, BECO converted a portion of its interest into 1,107,539 shares of RCN common stock pursuant to its rights under the exchange agreement. Capital contributions to the joint venture will continue to be made 49% by BECO and 51% by RCN unless BECO disposes of shares it receives on any conversion. BECO has indicated to the Company that it may make future conversions of its ownership interest in respect of the option to exchange expiring in September 1999.

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

In October 1997, the Company raised $575,000 in gross proceeds from an offering of two tranches of debt securities. The offering was comprised of $225,000 principal amount of 10% Senior Notes and $601,045 principal amount at maturity of 11 1/8% Senior Discount Notes, both due in 2007. The proceeds include approximately $44,000 of restricted cash to be used to fund the Escrow Account to pay interest on the 10% Senior Notes for three years. In February 1998, the Company raised $350,587 in gross proceeds from an offering of $567,000 principal amount at maturity of 9.8% Senior Discount Notes, due in 2008. In June 1998 the Company raised $149,999 in gross proceeds from an offering of $256,755 principal amount at maturity of 11% Senior Discount Notes, due 2008.  Also in June 1998, the Company raised $112,866 in net proceeds from an offering
of 6,098,355 shares of the Company's Common Stock.   The Indentures for the
Notes referred to above all contain similar provisions. The Chase Manhattan Bank acts as Trustee for each of the Indentures. All the aforementioned Notes are general senior unsecured obligations of RCN. The 9.8% Senior Discount Notes will mature on February 15, 2008. The 9.8% Senior Discount Notes will not bear cash interest prior to February 15, 2003. Thereafter, cash interest on the notes will accrue at 9.8% per annum and will be payable semi-annually in arrears on February 15 and August 15 of each year commencing February 15, 2003. The 10% and 11 1/8% Notes (the "1997 Notes") will mature on October 5, 2007. Interest on the 10% Senior Notes is payable in cash at a rate of 10% per annum semi-annually in arrears on each April 15 and October 15, commencing April 15, 1998.

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

On April 7, 1999, Hicks, Muse, Tate & Furst, through Hicks Muse Fund IV purchased 250,000 shares of Series A Preferred Stock, par value $1 per share, for gross proceeds of $250,000. The Series A Preferred Stock is cumulative and has an annual dividend rate of 7% payable quarterly in cash or additional shares of Series A Preferred Stock and has a initial conversion price of $39.00 per share. The Series A Preferred Stock is convertible into common stock at any time. The Series A Preferred Stock is subject to a mandatory redemption on March 31, 2014 at $1,000 per share, plus accrued and unpaid dividends, but may be called by the Company after four years. At June 30, 1999 the Company paid dividends in the amount of $4,083 in the form of additional shares of Series A Preferred Stock. At June 30, the number of common shares that would be issued upon conversion of the Series A Preferred Stock was 6,514,949. The Company incurred $10,000 of issuance cost in connection with the sale of the Series A Preferred Stock.

On May 27, 1999 the Company completed a public offering of 9,200,000 shares of RCN common stock, par value $1 per share, with a price to the Public of $39.00 per share. The net proceeds to the Company were approximately $344,043 after deducting issuance costs.

The Company and certain of its subsidiaries together, (the "Borrowers") entered into a $1,000,000 Senior Secured Credit Facility (the "Credit Facility") with the Chase Manhattan Bank and certain other lenders. The collateralized facilities are comprised of a $250,000 seven-year revolving credit facility (the "Revolver"), a $250,000 seven-year multi-draw term loan facility (the "Term Loan A") and a $500,000 eight-year term loan facility (the "Term Loan B"). All three facilities are governed by a single credit agreement dated as of June 3, 1999 (the "Credit Agreement").

The Revolver may be borrowed and repaid from time to time. Up to $150,000 of the Revolver may be used to fund working capital needs and for general corporate purposes. The remaining $100,000 of the Revolver as well as the term loans may be used solely to finance telecommunications assets. The amount of the commitments under the Revolver automatically reduces to $175,000 on June 3, 2005 and the remaining commitments are reduced quarterly in equal installments through to maturity at June 3, 2006. The Revolver can also be utilized for letters of credit up to a maximum of $15,000. As of June 30, 1999 approximately $7,000 in the form of letters of credit had been drawn under the Revolver.

The Term Loan A is available for drawing until December 3, 2001, at which time any undrawn commitments expire. At June 30, 1999 there were no outstanding loans under the Term Loan A. Any outstanding borrowings under the Term Loan
A at September 3, 2002 will be repaid in quarterly installments based on percentage increments of the Term Loan A that start at 3.75% per quarter on September 3, 2002 and increase in steps to a maximum of 10% per quarter on September 3, 2005 through to maturity at June 3, 2006.

As of June 30, 1999, $500,000 of the Term Loan B was outstanding. The Term Loan B was fully drawn at closing. Amortization of the Term Loan B starts on September 3, 2002 with quarterly installments of $1,000 per quarter until September 3, 2006 when the quarterly installments increase to $121,000 per quarter through to maturity at June 3, 2007.

The interest rate on the Credit Facility is, at the election of the Borrowers, based on either a LIBOR or an alternate base rate. For a Revolver or Term Loan A borrowing, the interest rate will be LIBOR plus a spread of up to 300 basis points or the base rate plus a spread of 200 basis points, depending upon whether the Company's EBITDA has become positive and thereafter upon the ratio of debt to EBITDA. In the case of the Revolver and the Term Loan A, a fee of 125 basis points on the unused commitment accrues until the Company's EBITDA has become positive and thereafter at up to 125 basis points depending upon the Company's utilization of the commitments.
For all Term Loan B borrowings the interest includes a spread that is fixed at 350 basis points over the LIBOR or 250 basis points over the alternate base rate.

The Credit Agreement contains conditions precedent to borrowing, events of default (including change of control) and covenants customary for facilities of this nature, including financial covenants and covenants limiting debt, liens, investments, consolidations, merger, acquisitions, asset sales, sale and leaseback transactions, payments of dividends and other distributions, making of capital expenditures and transactions with affiliates. In addition, the Borrower's are subject to a prohibition on granting pledges, as well as entering into certain other restrictive agreements, and subject to certain exceptions and reinvestment rights; the Borrowers must apply 50% of excess cash flow for each fiscal year commencing with the fiscal year ending on December 31, 2002 and certain cash proceeds realized from certain asset sales, certain payments under insurance policies and certain incurrences of additional debt to repay the Credit Facility.

The Credit Facility is secured by substantially all of the assets of the Company and its subsidiaries.

Prepayments of the eight-year term loan require payment of a fee of 2% of the amount of such prepayment if made on or prior to June 3, 2000 and 1% of such prepayment if made thereafter but on or prior to June 3, 2001.

The foregoing summary of certain provisions of the Credit Agreement does not purport to be complete and is subject to, and qualified in its entirety by reference to the Credit Agreement.

The Company has indebtedness that is substantial in relation to its shareholders' equity and cash flow. At June 30, 1999 the Company had an aggregate of approximately $1,716,320 of indebtedness outstanding, and the ability to borrow up to an additional $500,000 under the Credit Agreement.
The Company also has cash, temporary cash investments and short-term investments aggregating approximately $1,739,093, and a current ratio of approximately 10.5:1.

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

For the six months ended June 30, 1999, the Company's net cash used in operating activities was $(57,278), comprised primarily of a net loss of ($131,536) adjusted by non-cash depreciation and amortization of $62,815, other non-cash items totaling $44,254, working capital changes of $(21,137). Net cash used in investing activities of ($638,309) consisted primarily of purchases of short-term investments of $1,743,668, additions to property, plant and equipment of $196,231, acquisition costs of $47,131, an investment in an unconsolidated joint venture of $9,455 partially offset by sales and maturities of short-term investments of $1,339,955 and the proceeds from the sale of a business segment of $23,711. Net cash provided by financing activities of $1,016,255 consisted primarily of proceeds from the issuance of common stock $344,649, the issuance of preferred stock $239,979, the issuance of long-term debt $500,000, the contribution from minority interest partner of $49,000, partially offset by a decrease in investments restricted for debt service of $11,250, payments made for debt financing costs and capital lease obligations of $31,562 and $100,447 respectively.

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

For business reasons unrelated to Year 2000 issues, the Company is replacing its financial, billing, operational support, and customer services systems. These systems are critical to the Company's operations. The financial system replacement involved converting the legacy of financial systems to a state-of-the-art Oracle system. The Oracle system, which went into production use on November 1, 1998, is expected to ensure Year 2000 compliance in financial applications. The replacement systems for the Company's billing, operational support and customer services will also be Year 2000 compliant at installation. The replacement of the billing, operational support and customer service systems is in process and includes substantial risk of not progressing along the planned time line due to the scope of the project. To manage this risk, the Company has assumed that the replacement systems will not be available before the Year 2000. To ensure business continuity, and as a contingency strategy, the Company is renovating the current billing, operational support and customer service systems which are not already Year 2000 compliant. The Company's switches and head-ends are also critical systems and are either currently Year 2000 compliant or are expected to be compliant with the next vendor software upgrade. Most of the software upgrades are completed, with the last upgrade expected to be installed by September 30, 1999.

The Company has completed most renovations critical to its IT systems. The Company has begun testing of some of its critical systems and expects thorough integration testing to be completed by September 30, 1999. The Company completed an inventory of its non-IT systems which must be remediated and is in the process of developing a specific remediation plan and timetable for those systems.

The Year 2000 compliance status of interdependent third parties is not yet fully known. The Company recognizes the importance of communication with third parties to determine their plans for becoming Year 2000 compliant. The Company estimates that it has approximately 400 critical vendors and has sent surveys regarding the Year 2000 remediation to those vendors. The Company has received responses from approximately 80% of these vendors and is in the process of assessing these responses. The Company is vigorously pursuing the timely receipt of relevant information from the remaining vendors. The Company will assess its remediation plans based on those responses. The Company is also working with integrated providers and will be setting up testing, according to their communications. The Company will be reviewing the process of risk and contingency planning associated with noncompliant vendor responses (see "Risk Assessment and Contingencies" below). There can be no assurance that third party systems will be made Year 2000 compliant in a timely manner or that non-compliance of these systems would not have a material adverse effect on the Company's operations and financial condition.

No other IT projects have been deferred due to the Year 2000 remediation efforts.

Cost

Based upon its current assessment, the total cost associated with the Company's Year 2000 Compliance Program is not expected to be material to the Company's results of operations or financial position. The estimated total cost of the Company's Year 2000 Compliance Program is approximately $5,500. This is comprised of approximately $3,300 for salaries, facilities and consulting services; approximately $1,200 for program code remediation; approximately $500 for equipment replacement and approximately $500 for testing. To date, approximately $1,367 has been incurred of which approximately $967 was incurred in the first six months of 1999. The cost for replacing systems which had been planned, and for which the timeline for replacement was not accelerated due to Year 2000 issues, have not been included.

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

The most significant risk posed to the Company due to vendor noncompliance is a possible disruption of service to cable modem customers associated with noncompliant software of a critical vendor. The Company has received the compliant software to replace current cable modems.

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

			   Part II - OTHER INFORMATION
			   ---------------------------

Item 2.  Changes in Securities and Use of Proceeds

  On April 7, 1999, Hicks, Muse, Tate & Furst, through Hicks, Muse, Tate &
Furst Equity Fund IV, L.P., ("Hicks Muse Fund IV") purchased 250,000 shares of a new issue of RCN Series A 7% Senior Convertible Preferred Stock ("Series A Preferred Stock"), par value $1 per share, for gross proceeds of $250,000.
The Series A Preferred Stock is cumulative and has an annual dividend rate of 7% payable quarterly in cash or additional shares of Series A Preferred Stock and has an initial conversion price of $39.00 per share. The Series A
Preferred Stock is convertible into common stock at any time. The Series A Preferred Stock is subject to mandatory redemption on March 31, 2014 at $1,000 per share, plus accrued and unpaid dividends, but may be called by the Company after four years. In connection with the transaction Hicks, Muse, Tate
& Furst Equity Fund IV nominated Michael J. Levitt, a Partner of Hicks, Muse, Tate & Furst, to become a member of RCN's Board of Directors. At June 30, 1999 the Company paid dividends in the amount of $4,083 in the form of additional shares of Series A Preferred Stock. At June 30, 1999, the number of common shares that would be issued upon conversion of the Series A Preferred Stock was 6,514,949. The Series A Preferred Stock was sold without registration to a single accredited investor in a private placement under section 4(2) of the Securities Act of 1933.

Item 4.  Submission of matters to a vote of security holders

The Annual Meeting of Shareholders was held on May 19, 1999. Matters submitted to and approved by Shareholders were as follows:

    1) The election of Class II Directors to serve a term of three years

       Nominee                   For              Withheld
       -------                ----------          --------
       Alfred Fasola          55,365,545            62,618
       Bruce C. Godfrey       55,367,745            60,418
       Richard R. Jaros       55,367,727            60,436
       Michael B. Yanney      55,367,645            60,518

      Additional Directors whose term of office as a Director continued after the meeting included:

      James Q. Crowe                      David C. McCourt
      Stuart E. Graham                    Thomas P. O'Neill, III
      Michael J. Levitt                   Eugene Roth
      Michael J.  Mahoney                 Walter Scott, Jr.
      Thomas J. May



    2) The ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent auditors for the year ending December 31, 1999.

       	  For               Against           Abstain
      ----------            -------           -------
      55,377,837             29,255            21,071



Item 6.  Exhibits and Reports on Form 8-K

(a.)  Exhibits

   (3) Certificate of Designations, Preferences and Rights of Series A 7% Senior Convertible Preferred Stock

  (10) Stock Purchase Agreement, dated as of March 18, 1999, between
       RCN Corporation and HMTF Live Wire Investors, LLC relating to the purchase and sale of Series A 7% Senior Convertible Preferred Stock

  (10) Amendment No. 1 the Stock Purchase Agreement, dated as of April
       7, 1999, among RCN Corporation and HMTF Live Wire Investors, LLC and HM4 RCN Partners.

	 (27) Financial Data Schedule

(b.)  Reports on Form 8-K

	 None

				  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					 RCN Corporation
Date: August 16, 1999

						  /s/ Bruce C. Godfrey
						 ------------------------------
						 Bruce C. Godfrey
						 Executive Vice President and
						 Chief Financial Officer