Form 10-Q
period 1999-09-30
RCN CORP /DE/
filed 1999-11-15
CIK 1041858

             				UNITED STATES
		     SECURITIES AND EXCHANGE COMMISSION
			          WASHINGTON, D.C. 20549


                				 FORM 10-Q


  	 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    		  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended              September 30, 1999

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

YES  X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of September 30, 1999.

Common Stock                    76,324,222

			     RCN CORPORATION

				 INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

       	      Condensed Consolidated Statements of
	             Operations- for the Quarters and Nine
	             Months Ended September 30, 1999 and 1998

       	      Condensed Consolidated Balance Sheets-
	             September 30, 1999 and December 31, 1998

       	      Condensed Consolidated Statements of
	             Cash Flows- for the Nine Months Ended
	             September 30, 1999 and 1998

       	      Condensed Consolidated Statement of
	             Changes in Shareholders' Equity - for
	             the Nine Months Ended September 30, 1999

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


Item 6.       Exhibits and Reports on Form 8-K

	      SIGNATURE

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

     					 RCN CORPORATION AND SUBSIDIARIES
				CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
				  (Dollars in Thousands, Except Per Share Data)
					         	      (Unaudited)

                                               							  Quarters  Ended                       Nine Months Ended
                                               							    September 30,                          September 30,
                                           		     -------------------------------        -------------------------------
                                       			   			      1999               1998                1999                1998
                                          						  ------------       ------------        ------------        -----------
Sales                                             $     69,622       $     58,172        $    203,939        $   148,118
Costs and expenses, excluding
 depreciation and amortization                         102,209             74,750             283,381            182,632
Depreciation and amortization                           36,133             24,146              98,948             60,976
Nonrecurring acquisition costs:  In-process
 technology                                                  -                  -                   -             18,293
                                           					  ------------       ------------        ------------        -----------
Operating (loss)                                       (68,720)           (40,724)           (178,390)          (113,783)
Interest income                                         23,729             16,424              56,222             43,232
Interest expense                                       (44,822)           (31,157)           (112,285)           (80,811)
Gain on the sale of subsidiary                               -                  -               8,930                  -
Other (expense), net                                      (941)            (1,299)               (467)            (1,947)
                                          						  ------------       ------------        ------------        -----------
(Loss) before income taxes                             (90,754)           (56,756)           (225,990)          (153,309)
(Benefit) for income taxes                              (1,437)               (30)             (3,971)            (9,923)
                                          						  ------------       ------------        ------------        -----------
(Loss) before equity in unconsolidated
 entities and minority interest                        (89,317)           (56,726)           (222,019)          (143,386)
Equity in (loss) of unconsolidated entities            (10,198)            (2,195)            (20,714)            (8,169)
Minority interest in loss of
 consolidated entities                                   7,741              4,491              19,847             11,545
                                          						  ------------       ------------        ------------        -----------
Net (loss) before extraordinary item                   (91,774)           (54,430)           (222,886)          (140,010)
Extraordinary item: Debt prepayment costs                    -                  -                (424)                 -
                                          						  ------------       ------------        ------------        -----------
Net (loss)                                             (91,774)           (54,430)           (223,310)          (140,010)
Preferred stock dividends and accretion
  requirements                                           4,446                  -               8,529                  -
                                          						  ------------       ------------        ------------        -----------
Net (loss) to common shareholders                 $    (96,220)      $    (54,430)       $   (231,839)       $  (140,010)
                                          						  ============       ============        ============        ===========


Basic and Diluted (loss) per average common share:

  Net (loss) before extraordinary item            $      (1.26)      $      (0.84)       $     (3.28)        $     (2.34)
                                          						  ============       ============        ===========         ===========
  Extraordinary item: Debt prepayment costs       $          -       $          -        $     (0.01)        $         -
                                          						  ============       ============        ===========         ===========
  Net (loss) to common shareholders               $      (1.26)      $      (0.84)       $     (3.29)        $     (2.34)
                                          						  ============       ============        ===========         ===========
  Weighted average shares outstanding               76,184,604         65,090,284         70,416,096          59,905,854


See accompanying notes to Condensed Consolidated Financial Statements.

		                      RCN CORPORATION AND SUBSIDIARIES
               	    CONDENSED CONSOLIDATED BALANCE SHEETS
                     			   (Dollars in Thousands)
				                            (Unaudited)

                                                							      September 30,        December 31,
                                                        								  1999                 1998
						                                                 	     --------------       -------------
ASSETS
Current assets:
    Cash and temporary cash investments                      $      181,058       $     120,126
    Short-term investments                                        1,411,445             892,448
    Accounts receivable from related parties                          8,185               6,919
    Accounts receivable, net of reserve for
      doubtful accounts of $11,217 at September 30,
      1999 and $5,766 at December 31, 1998                           42,004              29,988
    Material and supply inventory, at average cost                   11,858               3,870
    Prepayments and other                                            25,383              15,368
    Deferred income taxes                                               793                 712
    Investments restricted for debt service                          23,589              23,437
						                                                 	     --------------       -------------
Total current assets                                              1,704,315           1,092,868
 Property, plant and equipment, net of accumulated
   depreciation of $206,658 at September 30, 1999 and
   $153,304 at December 31, 1998                                    736,096             448,375
Investments restricted for debt service                              10,531              19,869
Investments                                                         192,886             129,529
Intangible assets, net of accumulated amortization
   of $138,287 at September 30, 1999 and $97,313 at
   December 31, 1998                                                151,741             169,718
Deferred charges and other assets                                    58,710              47,256
                                                 							     --------------       -------------
Total assets                                                 $    2,854,279       $   1,907,615
                                                 							     ==============       =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt and
      capital lease obligations                              $          385       $       4,097
    Accounts payable                                                 66,081              65,623
    Accounts payable to related parties                              11,027               7,153
    Advance billings and customer deposits                           16,324              21,679
    Accrued interest                                                 17,346               5,267
    Accrued telephony cost of sales                                  21,858              12,000
    Accrued expenses                                                 59,511              62,250
							                                                      --------------       -------------
Total current liabilities                                           192,532             178,069
Long-term debt                                                    1,743,186           1,263,036
Deferred income taxes                                                     -               3,281
Other deferred credits                                               23,070              14,667
Minority interest                                                   128,829              77,116
Commitments and contingencies
Preferred stock, par value $1 per share: Authorized
   25,000,000 shares: Issued and outstanding
   258,529 at September 30,1999; Liquidation Preference
   $1,000 per share                                                 248,807                   -
Common shareholders' equity:
   Common stock, par value $1 per share: Authorized
    200,000,000 shares: Issued and outstanding
    76,886,221 at September 30, 1999 and 65,477,493
    December 31, 1998                                                76,886              65,477
   Class B Common stock, par value $1 per share:
    Authorized 400,000,000 shares:                                        -                   -
   Additional paid-in capital                                       914,447             539,770
   Cumulative translation adjustments                                (3,001)             (3,055)
   Unrealized depreciation / appreciation on investments             (6,689)              1,113
   Treasury stock, 562,000 shares at cost at
    September 30, 1999 and 557,000 shares at cost
    December 31, 1998                                                (9,391)             (9,301)
   Deficit                                                         (454,397)           (222,558)
                                                 							     --------------       -------------
Total common shareholders' equity                                   517,855             371,446
                                                 							     --------------       -------------
Total liabilities and shareholders' equity                   $    2,854,279       $   1,907,615
	                                                 						     ==============       =============

See accompanying notes to Condensed Consolidated Financial Statements.

                 				RCN CORPORATION AND SUBSIDIARIES
		            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
				                      (Dollars in Thousands)
					                          (Unaudited)

                                                       								        Nine Months Ended
                                                            									     September 30,
                                                 							     ----------------------------------
								                                                          1999                 1998
							                                                      --------------      --------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES          $      (89,358)      $      28,046
                                                 							     --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant & equipment                        (339,726)           (175,657)
   Investment in unconsolidated joint venture                        (9,455)            (12,500)
   Purchase of short-term investments                            (2,402,867)           (387,804)
   Sales and maturities of short-term investments                 1,887,908             135,463
   Acquisitions & other investments                                 (55,137)            (46,244)
   Proceeds from the sale of subsidiary                              23,711                   -
   Purchase of Preferred Stock of Intertainer, Inc                   (1,500)                  -
   Other                                                             (3,198)              8,729
                                                 							     --------------      --------------
   Net cash (used in) investing activities                         (898,764)           (478,013)
                                                 							     --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                                       500,000             502,587
   Redemption of long-term debt & capital lease obligation         (100,691)             (1,118)
   Proceeds from the issuance of common stock                       344,342             112,836
   Proceeds from the issuance of preferred stock                    239,897                   -
   Purchase of treasury stock                                           (90)             (4,449)
   Payments made for debt financing costs                           (31,781)             (9,851)
   Contribution to minority interest partner                           (122)               (108)
   Contribution from minority interest partner                       82,320              53,998
   Interest paid on Senior Notes                                     11,250              11,125
   Proceeds from the exercise of stock options                        3,929               1,854

                                                 							     --------------      --------------
   Net cash provided by financing activities                      1,049,054             666,874
                                                 							     --------------      --------------
   Net increase in cash and temporary cash investments               60,932             216,907
   Cash and temporary cash investments at beginning of year         120,126             222,910
							                                                      --------------      --------------
   Cash and temporary cash investments at September 30       $      181,058      $      439,817
							                                                      ==============      ==============
   Supplemental disclosures of cash flow information
   Cash paid during the periods for:
      Interest (net of amounts capitalized)                  $       96,516      $       73,355
                                                 							     ==============      ==============
      Income taxes                                           $          505      $          897
                                                 							     ==============      ==============

See accompanying notes to Condensed Consolidated Financial Statements.

            				    RCN CORPORATION AND SUBSIDIARIES
		         CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
			             For the Nine Months Ended September 30, 1999
				                       (Dollars in Thousands)
					                            (Unaudited)


						                                                 Additional
			                           Preferred     Common      Paid-in
				                            Stock        Stock      Capital      Deficit
                     			      ---------   ----------   ----------   ---------

Balance, December 31, 1998            -       65,477      539,770    (222,558)
   Net Loss 9/30/99                                                  (231,839)
   Preferred stock offering     240,278
   Preferred stock dividend       8,529
   Common stock offering                       9,200      335,142
   Stock options & warrants                    1,781       21,285
   Common Stock issued in
    connection with acquisitions                 420       18,043
   Purchase of treasury
    stock
   Unrealized depreciation
    on investments
   Cumulative translation
    adjustments
   Other                                           8          207
                            				--------   ---------   ----------   ---------
Balance, September 30, 1999     $248,807   $  76,886   $  914,447   $(454,397)
                            				========   =========   ==========   =========

See accompanying notes to Condensed Consolidated Financial Statements.

                				RCN CORPORATION AND SUBSIDIARIES
		       CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
			             For the Nine Months Ended September 30, 1999
				                    (Dollars in Thousands)
					                        (Unaudited)

												                                                 Unrealized
							                                                     Depreciation/
					                                        Cumulative     Appreciation        Total
				                             Treasury    Translation         on         Shareholders'
				                              Stock      Adjustment     Investments        Equity
				                             --------    -----------   --------------   -------------

Balance, December 31, 1998         (9,301)       (3,055)           1,113         371,446
   Net Loss 9/30/99                                                             (231,839)
   Preferred stock offering                                                      240,278
   Preferred stock dividend                                                        8,529
   Common stock offering                                                         344,342
   Stock options & warrants                                                       23,066
   Common Stock issued in
    connection with acquisitions                                                  18,463
   Purchase of treasury
    stock                             (90)                                           (90)
   Unrealized depreciation
    on investments                                                (7,802)         (7,802)
   Cumulative translation
     adjustments                                     54                               54
   Other                                                                             215
                              		 --------   -----------   --------------   -------------
Balance, September 30, 1999      $ (9,391)  $    (3,001)  $       (6,689)  $     766,662
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

3. As of July 31, 1999, the Company executed on a pledge of an 8.96% equity interest in Megacable made by Mazon Corporativo, S.A. de. C.V. ("Mazon") to secure Mazon's indebtedness to the Company, which had a book value of $18,373. As a result, the indebtedness was cancelled, and the Company currently owns a 48.96% equity interest in Megacable. The Company previously owned a 40% equity interest in Megacable . For the quarters ended September 30, 1999 and 1998, the Company recorded equity in the earnings of Megacable which consists of its proportionate share of income and amortization of excess cost over equity in net assets of $(1,197) and $(957), respectively. For the nine months ended September 30, 1999 and 1998, the Company recorded equity in the earnings of Megacable which consists of its proportionate share of income and amortization of excess cost over equity in net assets of $(1,662) and $(2,008), respectively.

Summarized information for the financial position and results of operations of
Megacable, as of and for the nine months ended September 30, 1999 and 1998, is as follows:
                                  					    (In U.S. Dollars)
                                 		  			  1999            1998
                                   					 -------         -------

Assets                                  $113,031         $86,024
Liabilities                               26,985          10,756
Shareholders' equity                      86,046          75,268
Sales                                     35,100          27,938
Cost and expenses                         25,364          19,684
Foreign currency transaction losses            -           2,039
Net income                              $  8,306         $ 7,240

For the period October 1, 1996 through December 31, 1998, the Company considered Megacable to operate in a highly inflationary economy. Beginning January 1, 1999, the Company discontinued highly inflationary accounting for our Megacable investment and resumed using the Mexican Peso as the functional currency. As a result the Company's equity will be effected by the translation from the Mexican Peso. The Company's proportionate share of such adjustments were gains of $54 for the nine month period ended September 30, 1999.

4. During the nine months ended September 30, 1999, approximately 2,747,571 options were granted, approximately 670,458 were exercised yielding cash proceeds of $3,929 and approximately 796,498 options were canceled. At September 30, 1999, there are approximately 10,132,757 options outstanding at exercise prices ranging from $1.30 to $48.50 under RCN's 1997 Plan.

5. Basic earnings per share is computed based on net (loss) after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings per share is computed based on net (loss) after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock and stock options which would have been assumed to be converted in the quarter and nine months ended September 30, 1999 and have a dilutive effect if the Company had income from continuing operations is 11,989,675 and 9,308,844, respectively. The number of stock options which would have been assumed to be converted in the quarter and nine months ended September 30, 1998 and have a dilutive effect if the Company had income from continuing operations is 2,851,159 and 3,595,147, respectively.



                                          						   Quarter Ended September 30,     Nine Months Ended September 30,
                                          					   -----------------------------    -------------------------------
                                          					     1999               1998          1999               1998
						                                            -----------       -----------    -----------       -----------

Net (loss) from continuing operations             $  (96,220)       $   (54,430)   $ (231,415)       $  (140,010)
Extraordinary item: Debt prepayment costs                  -                  -          (424)                 -
                                           					  ----------        -----------    ----------        -----------
Net (loss) to common shareholders                 $  (96,220)       $   (54,430)   $ (231,839)       $  (140,010)

Basic earnings per average common share:
  Weighted average shares outstanding             76,184,604         65,090,284    70,416,096         59,905,854
  (Loss) from continuing operations               $    (1.26)       $     (0.84)   $    (3.28)       $     (2.34)
  Extraordinary item: Debt prepayment costs       $        -        $         -    $    (0.01)       $         -
  Net (loss) to common shareholders               $    (1.26)       $     (0.84)   $    (3.29)       $     (2.34)

Diluted earnings per average common share:
  Weighted average shares outstanding             76,184,604         65,090,284    70,416,096         59,905,854
  Dilutive shares resulting from
  preferred stock and stock options                        -                  -             -                  -
                                          						  ----------        -----------    ----------        -----------
  Weighted average shares and common stock
   equivalents outstanding                        76,184,604         65,090,284    70,416,096         59,905,854

  (Loss) from continuing operations               $    (1.26)       $     (0.84)   $    (3.28)       $     (2.34)
  Extraordinary item: Debt prepayment costs       $        -        $         -    $    (0.01)       $         -
  Net (loss) to common shareholders               $    (1.26)       $     (0.84)   $    (3.29)       $     (2.34)


6. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 130 - "Reporting Comprehensive Income" ("SFAS 130"). This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997. The Company primarily has two components of comprehensive income, cumulative translation adjustments and unrealized appreciation on investments. The amount of other comprehensive loss for the quarter and the nine months ended September 30, 1999 was ($93,974) and ($231,058), respectively.

7. On April 7, 1999, Hicks, Muse, Tate & Furst, through Hicks, Muse, Tate & Furst Equity Fund IV, L.P., ("Hicks Muse Fund IV") purchased 250,000 shares of a new issue of RCN Series A 7% Senior Convertible Preferred Stock ("Series A Preferred Stock"), par value $1 per share, for gross proceeds of $250,000.
The Series A Preferred Stock is cumulative and has an annual dividend rate of 7% payable quarterly in cash or additional shares of Series A Preferred Stock and has an initial conversion price of $39.00 per share. The Series A
Preferred Stock is convertible into common stock at any time. The Series A Preferred Stock is subject to mandatory redemption on March 31, 2014 at $1,000 per share, plus accrued and unpaid dividends, but may be called by the Company after four years. At September 30, 1999 the Company paid dividends in the amount of $8,529 in the form of additional shares of Series A Preferred Stock. At September 30, 1999, the number of common shares that would be issued upon conversion of the Series A Preferred Stock was 6,628,957. The Company incurred $10,000 of issuance costs in connection with the sale of the Series A Preferred Stock.

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

The Revolver may be borrowed and repaid from time to time. At September 30, 1999 there were no outstanding loans under the Revolver. Up to $150,000 of the Revolver may be used to fund working capital needs and for general corporate purposes. The remaining $100,000 of the Revolver as well as the term loans may be used solely to finance telecommunications assets. The amount of the commitments under the Revolver automatically reduces to $175,000 on June 3, 2005 and the remaining commitments are reduced quarterly in equal installments through to maturity at June 3, 2006. The Revolver can also be utilized for letters of credit up to a maximum of $15,000. As of September 30, 1999 approximately $7,264 in the form of letters of credit had been drawn under the Revolver.

The Term Loan A is available for drawing amounts until December 3, 2001, at which time any undrawn commitments expire. At September 30, 1999 there were no outstanding loans under the Term Loan A. Any outstanding borrowings under the Term Loan A at September 3, 2002 will be repaid in quarterly installments based on percentage increments of the Term Loan A that start at 3.75% per quarter on September 3, 2002 and increase in steps to a maximum of 10% per quarter on September 3, 2005 through to maturity at June 3, 2006.

As of September 30, 1999, $500,000 of the Term Loan B was outstanding. The Term Loan B was fully drawn at closing. Amortization of the Term Loan B starts on September 3, 2002 with quarterly installments of $1,000 per quarter until September 3, 2006 when the quarterly installments increase to $121,000 per quarter through to maturity at June 3, 2007.

The interest rate on the Credit Facility is, at the election of the Borrowers, based on either a LIBOR or an alternate base rate option. For the Revolver or Term Loan A borrowing, the interest rate will be LIBOR plus a spread of up to 300 basis points or the base rate plus a spread of 200 basis points, depending upon whether the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA") has become positive and thereafter upon the ratio of debt to EBITDA. In the case of the Revolver and the Term Loan A, a fee of 125 basis points on the unused commitment accrues until the Company's EBITDA has become positive and thereafter at up to 125 basis points depending upon the Company's utilization of the commitments.
For all Term Loan B borrowings the interest includes a spread that is fixed at 350 basis points over the LIBOR or 250 basis points over the alternate base rate.

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

12) In July 1999, the Company acquired Brainstorm Networks, Inc.("Brainstorm"), a leading independent Internet Service Provider ("ISP") that provides dedicated and DSL services. The Company purchased Brainstorm for approximately $2,897 in cash and shares of its common stock with a fair value at the time of issuance of approximately $11,619.

    In August 1999, the Company acquired Direct Network Access, Ltd.("DNAI"),one of the Bay Area's largest independent ISPs. The Company acquired DNAI for approximately $3,454 in cash and shares of its common stock with a fair value at the time of issuance of approximately $6,844.

    Both of these transactions will be accounted for under the purchase method of accounting. The Company does not expect these acquisitions to have a material Proforma effect on its financial position or results of operations.

13) In July 1999, the Company entered into $250,000 of two-year interest rate protection agreements with various counterparties. These agreements convert $250,000 of the Company's floating rate debt under the Chase Facility to a fixed rate of approximately 6.08%. At September 30, 1999, the Company's reported interest expense was approximately $259 higher due to these agreements.

14) On October 4, 1999, the Company announced that Vulcan Ventures Incorporated ("Vulcan"), the investment organization of Paul G. Allen, has agreed to make a $1.65 billion investment in the Registrant. The investment is in the form of mandatorily convertible preferred stock (the "Preferred Stock"), which will be converted into the Registrant's Common Stock, par value $1.00 per share ("Common Stock"), no later than seven years after it is issued. Vulcan has agreed to purchase 1,650,000 shares of the Preferred Stock. The Preferred Stock has a liquidation preference of $1,000 per share and is convertible into Common Stock at a price of $62 per share.

     Vulcan will generally be permitted to appoint two members to the Company's Board of Directors. The Preferred Stock will automatically be converted to Common Stock or Class B Stock seven years after the transaction closes, if not previously called or converted. The Preferred Stock has a dividend rate of 7% per annum. All dividends will be paid in additional shares of Preferred Stock.

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

Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

For the three months ended September 30, 1999, sales increased 19.7% to $69,622 from $58,172 for the same period in 1998. Operating loss before depreciation, and amortization was ($32,587) as compared to ($16,578) for the same period in 1998.

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

Total sales increased $11,450 or 19.7% to $69,622 for the quarter ended September 30, 1999 from $58,172 for the quarter ended September 30, 1998. The increase was fueled by higher average service connections which increased 19.5% to approximately 920,000 for the quarter ended September 30, 1999 (including connections of the Starpower joint venture) from approximately 770,000 for the quarter ended September 30, 1998. Total service connections increased 16.8% to approximately 944,000 at September 30, 1999 (including connections of the Starpower joint venture) from approximately 808,000 at September 30, 1998. The increase in average service connections resulted principally from growth in dial-up Internet connections and growth in average advanced fiber connections, which increased 219.3% from approximately 57,000 for the quarter ended September 30, 1998 to approximately 182,000 for the quarter ended September 30, 1999. Total advanced fiber connections increased 134.9% from approximately 83,000 at September 30, 1998 to approximately 195,000 at September 30, 1999. Advanced fiber units passed increased 157.5% to approximately 551,000 units at September 30, 1999 from approximately 214,000 units at September 30, 1998.

Voice sales increased $3,349, or 34.5%, to $13,068 for the quarter ended September 30, 1999 from $9,719 for the quarter ended September 30, 1998. Increases in higher average connections contributed approximately $4,600 of the increase and were offset by a decrease of approximately $1,200 related to lower average revenue per connection as a result of lower revenue per minute of use. Average advanced fiber voice connections increased approximately 271.4% to approximately 52,000 for the quarter ended September 30, 1999 (including connections of the Starpower joint venture) from approximately 14,000 for the quarter ended September 30, 1998. Average off-net voice connections decreased approximately 5.5% to approximately 52,000 for the quarter ended September 30, 1999 from approximately 55,000 for the quarter ended September 30, 1998.

This decrease in average off-net voice connections results because during the fourth quarter of 1998, the Company ceased marketing resale of its competitors' local phone service to new customers. The Company believes that the effect of this decision will be lower revenue growth than would result if such resale continued; however, the Company also believes this decision will have a positive impact on the Company's overall gross margin percentage and a neutral effect on operating income (loss) before depreciation and amortization ("EBITDA").

Video sales increased $2,680, or 9.3% to $31,479 for the quarter ended September 30, 1999 from $28,799 for the quarter ended September 30, 1998.
The increase was primarily due to approximately 27,948 additional average video connections for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998. Average on-net video connections grew
74,000 or 180.5% to 115,000 for the quarter ended September 30, 1999 (including connections of the Starpower joint venture) from 41,000 for the quarter ended September 30, 1998. Average off-net video connections were approximately 211,000 and 165,000 for the quarters ended September 30, 1999 and 1998, respectively. Overall higher average service connections contributed approximately $2,200 to the increase in video sales and higher average revenue per connection contributed the remainder.

Data sales increased $3,869, or 29.1% to $17,177 for the quarter ended September 30, 1999 from $13,308 for the quarter ended September 30, 1998. The increase was primarily due to approximately 87,000 additional average data connections for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998. For the quarter ended September 30, 1999, the Company had approximately 521,000 average off-net data connections and approximately 15,000 average advanced fiber data connections, including connections of the Starpower joint venture. For the quarter ended September 30, 1998, the Company had approximately 447,000 average off-net data connections and approximately 2,000 average advanced fiber data connections, including connections of the Starpower joint venture.

During the fourth quarter of 1998, dial-up Internet access replaced resold local phone service as the Company's initial product offering in areas in which RCN's fiber optic network is still under construction. The Company expects that its advanced fiber networks will eventually be extended to reach most of its dial-up Internet connections.

Other sales increased $1,551, or 24.4% to $7,897 for the quarter ended September 30, 1999 from $6,346 for the quarter ended September 30, 1998. The increase was due primarily to higher reciprocal compensation. Reciprocal compensation is the fee local exchange carriers pay to terminate calls on each other's networks. Because of the uncertainty of various regulatory rulings which affect the collectibility of this revenue, the Company recognizes this revenue as it is realized.

The Company recognizes that managing customer turnover is an important factor in maximizing revenues and cash flow. For the three months ended September 30, 1999, the Company's average monthly churn rate was approximately 2.3%.


Costs and expenses, excluding depreciation and amortization
-----------------------------------------------------------
Direct expenses include direct costs of providing services, primarily video programming, franchise costs, and network access fees.

Direct expenses increased $8,469, or 30.4% to $36,344 for the quarter ended September 30, 1999 from $27,875 for the quarter ended September 30, 1998. The increase is principally the result of higher sales, a lower margin on video sales due to higher franchise fees and programming rates and a lower margin on data sales due to transitional costs associated with the conversion of existing circuits to certain technology upgrades.

Operating, selling, general and administrative expenses primarily include customer service costs, advertising, sales, marketing, order processing, telecommunications network maintenance and repair ("technical expenses"), general and administrative expenses, installation and provisioning expenses and other corporate overhead.

Operating, selling, general and administrative costs increased $18,990, or 40.5% to $65,865 for the quarter ended September 30, 1999 from $46,875 for the quarter ended September 30, 1998.

Customer service costs, including order processing, increased approximately $324, or 3.7%, for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998. The increase is primarily personnel related to support the 19.5% increase in average connections over the end of the comparable period in 1998 and to increase the level of service.

Technical expense, including installation and provisioning, increased approximately $5,766, or 65.2%, for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998. Technical expense increases of approximately $8,300 were due to engineering and construction headcount and contract labor additions made to plan and execute network expansion and network operations control center monitoring. Rental and utilities expense, primarily for material storage and hub sites, increased approximately $1,700. These increases were partially offset by an increase of approximately $3,400 in technical costs capitalized as part of the cost basis of the telecommunications network.

Sales and marketing costs increased approximately $2,218, or 28.4%, for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998. The increase resulted principally from additional staff and related commissions and benefits, to cover increases in marketable homes, to increase penetration in the Company's existing markets and to increase the number of services per customer.

Advertising costs increased approximately $900 for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998. The increase is primarily related to costs incurred to begin to develop brand awareness in the California market.

General and administrative expenses increased approximately $9,779, or 70.8%, for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998. Information technology expenses increased approximately $4,700. The Company is in the process of developing information technology systems which will provide a sophisticated customer care infrastructure as well as other administrative support systems. The expense increases represent staff additions to both support this effort and maintain the systems as well as consulting expenses associated with the planning and analysis stages of such systems development. The Company expects that such charges may increase in the future periods until the planning and analysis stages of its IT systems development projects are complete.

Higher bad debt expense of approximately $1,000 was associated with the increase in sales. Operating taxes, primarily property taxes, increased approximately $500 as a result of expanded operations. Approximately $4,300 of the increase in general and administrative expense is attributable to the acquisitions in 1998 of Erols, Ultranet, Interport Communications, Inc., Javanet, Inc. and Lancit Media. Rent expense increased approximately $1,300 primarily related to additional space required to support the increase in headcount. The remaining increase primarily represents additional development and support expenses associated with expanding operations and new markets.

Depreciation and amortization
-----------------------------
Depreciation and amortization is comprised principally of depreciation related to the Company's advanced fiber network, its wireless network, and its hybrid fiber/coaxial cable systems; and amortization of subscriber lists, building access rights and goodwill resulting primarily from its acquisitions in 1998.

Depreciation and amortization was $36,133 for the three month period ending September 30, 1999 and $24,146 for the three month period ending September 30, 1998. The increase of $11,987, or 49.6% was the result of a higher depreciable basis of plant resulting primarily from expansion of the Company's advanced fiber network, and amortization of intangible assets arising from the acquisitions in 1998. The cost basis of property, plant and equipment at September 30, 1999 and 1998 was $942,754 and $503,191, respectively. The basis of intangible assets was $290,028 and $297,763 at September 30, 1999 and 1998, respectively.

Interest income
----------------
Interest income was $23,729 and $16,424 for the three month periods ended September 30, 1999 and 1998, respectively. The increase of $7,305, or 44.5%, results primarily from higher average cash, temporary cash investments and short-term investments as compared to the same period in 1998. Cash, temporary cash investments and short-term investments were approximately $1,593,000 at September 30, 1999 and approximately $1,108,000 at September 30, 1998. During 1999, proceeds from the following increased cash, temporary cash investments and short-term investments: (1) the issuance of 250,000 shares of a new issue of the Company's Series A Preferred Stock, in April 1999, which yielded net proceeds of $239,979, (2) the issuance of 9,200,000 shares of the Company's common stock in May 1999, which yielded net proceeds of $344,043 and (3) the $500,000 from new borrowings, partially offset by the repayment of the Company's $100,000 term loan (Note 11). These increases were partially offset principally by higher capital expenditures and higher working capital requirements.

Interest expense
----------------
For the quarter ended September 30, 1999, interest expense was $44,822 as compared to $31,157, for the quarter ended September 30, 1998. The increase of $13,665 resulted primarily from higher interest and commitment fees of $12,834 relating the Company's Credit Facility which the Company entered into with Chase Manhattan Bamk in June 1999 (Note 10), of which $500,000 of the Term Loan B was borrowed in June 1999. The remaining increase is due to higher accretion on the 11.125%, the 9.8%, and the 11% senior discount notes issued in October 1997, February 1998 and June 1998, respectively, of $2,536 and to higher amortization of debt issuance costs of approximately $1,200.

Income tax
----------
The Company's effective income tax rate was a benefit of 1.5% for the quarter ended September 30, 1999 and less than .1% for the quarter ended September 30, 1998. The tax effect of the Company's cumulative losses has exceeded the tax effect of accelerated deductions, primarily depreciation, which the Company has taken for federal income tax purposes. As a result, generally accepted accounting principles do not permit the recognition of such excess losses in the financial statements. This accounting treatment does not impact cash flows for taxes or the amounts or expiration periods of actual net operating loss carryovers.


Minority interest
-----------------
For the third quarters of 1999 and 1998 minority interest of $7,741 and $4,491, respectively, primarily represents the interest of Boston Edison Company ("BECO") in the loss of RCN-BECOCOM.


Equity in the loss of unconsolidated entities
---------------------------------------------
For the third quarter of 1999, equity in the loss of unconsolidated entities primarily represents the Company's share of the losses and amortization of excess cost over net assets of; Megacable of $1,197, Starpower of $2,816 and JuniorNet of $6,185. For the third quarter of 1998, equity in the loss of unconsolidated entities primarily represents the Company's share of the losses and amortization of excess cost over net assets of Megacable of $957 and Starpower of $1,238.


Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

For the nine months ended September 30, 1999, sales increased 37.7% to $203,939 from $148,118 for the same period in 1998. Operating losses before depreciation, amortization and acquired in-process technology was $(79,442) as compared to $(34,514) for the same period in 1998.

Sales
-----

Total sales increased $55,821, or 37.7% to $203,939 for the nine months ended September 30, 1999 from $148,118 for the nine months ended September 30, 1998. The increase was fueled by higher average service connections which increased 40.8% to approximately 897,000 for the nine months ended September 30, 1999 (including connections of the Starpower joint venture) from approximately 637,000 for the nine months ended September 30, 1998. The increase in average service connections resulted principally from growth in dial-up Internet connections and growth in average advanced fiber connections, which increased 364.7% from approximately 34,000 for the nine months ended September 30, 1998 to approximately 158,000 for the nine months ended September 30, 1999. Total advanced fiber connections increased 134.9% from approximately 83,000 at September 30, 1998 to approximately 195,000 at September 30, 1999. Advanced fiber units passed increased 157.5% to approximately 551,000 units at September 30, 1999 from approximately 214,000 units at September 30, 1998.

Voice sales increased $18,601, or 83.9%, to $40,775 for the nine months ended September 30, 1999 from $22,174 for the nine months ended September 30, 1998. Approximately $17,400 of the increase in voice sales is attributable to higher average connections. Average advanced fiber voice connections increased approximately 450.0% to approximately 44,000 for the nine months ended September 30, 1999 (including connections of the Starpower joint venture) from approximately 8,000 for the nine months ended September 30, 1998. Average off-net voice connections increased approximately 28.9% to approximately 58,000 for the nine months ended September 30, 1999 from approximately 45,000 for the nine months ended September 30, 1998. The remaining increase in voice sales is principally attributable to higher revenue per connection.

Video sales increased $9,450, or 11.3% to $92,838 for the nine months ended September 30, 1999 from $83,388 for the nine months ended September 30, 1998. The increase was primarily due to approximately 27,000 additional average video connections for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Average on-net video connections grew 78,000 or 312.0% to approximately 103,000 for the nine months ended September 30, 1999 (including connections of the Starpower joint venture) from approximately 25,000
for the nine months ended September 30, 1998.   Average off-net video
connections were approximately 170,000 and 221,000 for the nine months ended September 30, 1999 and 1998, respectively. Overall higher service connections contributed approximately $7,200 to the increase in video sales and higher average revenue per connection principally contributed the remainder.

Data sales increased $23,991, or 164.0% to $49,570 for the nine months ended September 30, 1999 from $25,579 for the nine months ended September 30, 1998. The increase was primarily due to approximately 184,000 additional average data connections for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Partially accounting for the increase in average data connections was the inclusion for a full nine months in 1999 of the subscribers acquired from Erols and UltraNet in late February 1998, from Interport in June of 1998 and from JavaNet in July 1998 (the "1998 Acquisitions").

For the nine months ended September 30, 1999, the Company had approximately 510,000 average off-net data connections and approximately 12,000 average advanced fiber data connections, including connections of the Starpower joint venture. For the nine months ended September 30, 1998, the Company had approximately 337,000 average off-net data connections and approximately 1,000 advanced fiber data connections, including connections of the Starpower joint venture.

Other sales increased $3,778, or 22.3% to $20,756 for the nine months ended September 30, 1999 from $16,978 for the nine months ended September 30, 1998. The increase was due primarily to higher reciprocal compensation. Additionally, higher sales of Lancit, which was acquired in a later period of 1998 and sold in April 1999 (Note 8) contributed approximately $1,000 to the increase.

The Company recognizes that managing customer turnover is an important factor in maximizing revenues and cash flow. For the nine months ended September 30, 1999, the Company's average monthly churn rate was approximately 2.2%.

Costs and expenses, excluding depreciation and amortization
-----------------------------------------------------------

Direct expenses increased $35,491, or 50.6% to $105,662 for the nine months ended September 30, 1999 from $70,171 for the nine months ended September 30, 1998. The increase was principally the result of higher sales, a lower margin on video sales due to higher franchise fees and programming rates, and a lower margin on data sales due to transitional costs associated with the conversion of existing circuits to certain technology upgrades.

Operating, selling, general and administrative costs increased $65,258, or 58.0% to $177,719 for the nine months ended September 30, 1999 from $112,461 for the nine months ended September 30, 1998.

Customer services costs, including order processing, increased approximately $5,176, or 23.8%, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The increase is primarily personnel related to support the 40.8% increase in average connections over the comparable period in 1998 and to increase the level of service.

Technical expense, including installation and provisioning, increased approximately $15,381, or 72.4%, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Technical expense increases of approximately $20,500 were due to engineering and construction headcount and contract labor additions made to plan and execute network expansion and network operations control center monitoring. Rental and utility expense, primarily for material storage and hub sites, increased approximately $4,300, partially offset by an increase of approximately $8,000 in technical costs capitalized as part of the cost basis of the telecommunications network.

Sales and marketing costs increased approximately $5,893, or 29.1%, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The increase resulted principally from additional staff and related commissions and benefits, to cover increases in marketable homes, to increase penetration in the Company's existing markets and to increase the number of services per customer.

Advertising costs increased approximately $1,700 for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The increase is primarily related to costs incurred to begin to develop brand awareness in the California market.

General and administrative expenses increased approximately $37,138, or 127.5%, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Information technology expenses increased approximately $10,900. The Company is in the process of developing information technology systems which will provide a sophisticated customer care infrastructure as well as other administrative support systems. The expense increases represent staff additions to both support this effort and maintain the systems as well as consulting expenses associated with the planning and analysis stages of such systems development. The Company expects that such charges may increase in the future periods until the planning and analysis stages of its IT systems development projects are complete.

Higher bad debt expense of approximately $3,600 was associated with the increase in sales. Operating taxes, primarily property taxes, increased approximately $1,500 as a result of expanded operations. External legal expense increased approximately $2,100 primarily associated with the procurement of regulatory approvals for potential future markets. Approximately $14,000 of the increase in general and administrative expense is attributable to the 1998 Acquisitions and the acquisition of Lancit Media, which were included for the full nine months in 1999. Rent and utility expense increased approximately $3,000 primarily related to additional space required to support the increase
in headcount.   The remaining increase primarily represents additional
development and support expenses associated with expanding operations and new markets.

Depreciation and amortization
-----------------------------

Depreciation and amortization was $98,948 for the nine month period ending September 30, 1999 and $60,976 for the nine month period ending September 30, 1998. The increase of $37,972, or 62.3% was the result of a higher depreciable basis of plant resulting primarily from expansion of the Company's advanced fiber network, and amortization of intangible assets arising from the acquisitions in 1998. The cost basis of property, plant and equipment at September 30, 1999 and 1998 was $942,754 and $503,191, respectively. The basis of intangible assets was $290,028 and $297,763 at September 30, 1999 and 1998, respectively.


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

Interest income
----------------
Interest income was $56,222 and $43,232 for the nine month periods ended September 30, 1999 and 1998, respectively. The increase of $12,990, or 30.0%, results from higher average cash, temporary cash investments and short-term investments as compared to the same period in 1998. Cash, temporary cash investments and short-term investments were approximately $1,593,000 at September 30, 1999 and approximately $1,108,000 at September 30, 1998.
During 1999, proceeds from the following increased cash, temporary cash investments and short-term investments: (1) the issuance of 250,000 shares of a new issue of the Company's Series A Preferred Stock in April 1999, which yielded net proceeds of approximately $239,979, (2) the issuance of 9,200,000 shares of the Company's common stock, in May 1999, which yielded net proceeds of approximately $344,043 and (3) $500,000 from new borrowings, partially offset by the repayment of the Company's $100,000 term loan (Note 11).
These increases were partially offset by higher capital expenditures and higher working capital requirements.

Interest expense
----------------
For the nine months ended September 30, 1999, interest expense was $112,285 as compared to $80,811 for the nine months ended September 30, 1998. The increase resulted primarily from higher interest and commitment fees of $16,700 relating the Company's Credit Facility which the Company entered into with Chase Manhattan Bamk in June 1999 (Note 10), of which $500,000 of the Term Loan B was borrowed in June 1999. The remaining increase is due to higher accretion on the 11.125%, 9.8% and 11% senior discount notes issued in October 1997, February 1998 and June 1998, respectively, of $18,365 and to higher amortization of debt issuance costs of approximately $1,653. These increases were partially offset primarily by lower interest relating to the prepayment of the $100,000 term loan (Note 11) and higher capitalized interest aggregating approximately $5,459.

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

Income tax
----------
The Company's effective income tax rate was a benefit of 1.8% and 6.6% for the nine months ended September 30, 1999 and September 30, 1998, respectively.
The primary reason for the difference is that the tax effect of the Company's cumulative losses has exceeded the tax effect of accelerated deductions, primarily depreciation, which the Company has taken for federal income tax purposes. As a result, generally accepted accounting principles do not permit the recognition of such excess losses in the financial statements. This accounting treatment does not impact cash flows for taxes or the amounts or expiration periods of actual net operating loss carryovers.

Minority interest
-----------------
For the nine months ended September 30, 1999 and 1998 minority interest of $19,847 and $11,545, respectively, primarily represents the interest of Boston Edison Company ("BECO") in the loss of RCN-BECOCOM.


Equity in the loss of unconsolidated entities
---------------------------------------------
For the nine months ended September 30, 1999, equity in the loss of unconsolidated entities primarily represents the Company's share of the losses and amortization of excess cost over net assets of; Megacable of $1,662, Starpower $8,724 and JuniorNet of $10,328. For the nine months ended September 30, 1998, equity in the loss of unconsolidated entities primarily represents the Company's share of the losses and amortization of excess cost over net assets of Megacable of $2,008 and Starpower of $6,161.

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

Based on its current growth plan, the Company expects that it will require a substantial amount of capital to expand the development of its network and operations into new areas within its larger target markets. The Company needs capital to fund the construction of its advanced fiber optic networks, upgrading its Hybrid Fiber/Coaxial plant, fund operating losses and repay its debts. The Company currently estimates that its capital requirements for the period from January 1, 1999 through 2000 will be approximately
$1.8 billion, which include capital expenditures of approximately $600 million in 1999 and approximately $1 billion in 2000. These capital expenditures will be used principally to fund additional construction to the Company's fiber optic network in high density areas in the Boston, New York, Washington, D.C. and San Francisco Bay markets as well as to expand into new markets and to develop its information technology systems. These estimates are forward-looking statements that may change if circumstances related to construction, timing or receipt of regulatory approvals and opportunities to accelerate the deployment of the Company's networks do not occur as expected. In addition to the Company's own capital requirements, its joint venture partners are each expected to contribute approximately $275 million, of which approximately $208 million has been contributed, to the joint ventures through 2000 in connection with development of the Boston and Washington, D.C. markets.

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

Pursuant to an exchange agreement between BECO and the Company, BECO had the right at the time of the distribution of RCN common stock in September 1997, and has the right every two years thereafter, to convert all or a portion of its ownership interest in the RCN-BECOCOM joint venture into RCN common stock pursuant to specific terms and conditions, including exercise periods, appraisal procedures and restrictions specifically set forth in the exchange agreement. BECO may exercise its conversion rights, in whole or in part, from time to time. The exchange agreement also grants customary registration rights to BECO with respect to shares of common stock issued upon exchange of its investment interest in RCN-BECOCOM. In February 1999, BECO converted a portion of its interest into 1,107,539 shares of RCN common stock pursuant to its rights under the exchange agreement. Capital contributions to the joint venture will continue to be made 49% by BECO and 51% by RCN unless BECO disposes of shares it receives on any conversion. On May 27, 1999, BECO exercised its right to convert BECO's remaining investment in RCN-BECOCOM, LLC as of that date to RCN common stock, less $1.00. The number of our shares which BECO is entitled to receive on this additional conversion and the effect that the conversion will have on the current ownership interests of the parties in RCN-BECOCOM, LLC will be determined pursuant to an appraisal process which is currently in progress. Investments by BECO in RCN-BECOCOM,LLC following May 27, 1999 will not be subject to this conversion, but may be converted by BECO in the future pursuant to the exchange agreement. Thomas May, Chairman, President and Chief Executive Officer of BECO, was appointed as a director of RCN in September 1997.

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

On April 7, 1999, Hicks, Muse, Tate & Furst, through Hicks Muse Fund IV purchased 250,000 shares of Series A Preferred Stock, par value $1 per share, for gross proceeds of $250,000. The Series A Preferred Stock is cumulative and has an annual dividend rate of 7% payable quarterly in cash or additional shares of Series A Preferred Stock and has a initial conversion price of $39.00 per share. The Series A Preferred Stock is convertible into common stock at any time. The Series A Preferred Stock is subject to a mandatory redemption on March 31, 2014 at $1,000 per share, plus accrued and unpaid dividends, but may be called by the Company after four years. At September 30, 1999 the Company paid dividends in the amount of $8,529 in the form of additional shares of Series A Preferred Stock. At September 30, the number of common shares that would be issued upon conversion of the Series A Preferred Stock was 6,628,957. The Company incurred $10,000 of issuance cost in connection with the sale of the Series A Preferred Stock.

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

The Revolver may be borrowed and repaid from time to time. Up to $150,000 of the Revolver may be used to fund working capital needs and for general corporate purposes. The remaining $100,000 of the Revolver as well as the term loans may be used solely to finance telecommunications assets. The amount of the commitments under the Revolver automatically reduces to $175,000 on June 3, 2005 and the remaining commitments are reduced quarterly in equal installments through to maturity at June 3, 2006. The Revolver can also be utilized for letters of credit up to a maximum of $15,000. As of September 30, 1999 approximately $7,264 in the form of letters of credit had been drawn under the Revolver.

The Term Loan A is available for drawing until December 3, 2001, at which time any undrawn commitments expire. At September 30, 1999 there were no outstanding loans under the Term Loan A. Any outstanding borrowings under the Term Loan
A at September 3, 2002 will be repaid in quarterly installments based on percentage increments of the Term Loan A that start at 3.75% per quarter on September 3, 2002 and increase in steps to a maximum of 10% per quarter on September 3, 2005 through to maturity at June 3, 2006.

As of September 30, 1999, $500,000 of the Term Loan B was outstanding. The Term Loan B was fully drawn at closing. Amortization of the Term Loan B starts on September 3, 2002 with quarterly installments of $1,000 per quarter until September 3, 2006 when the quarterly installments increase to $121,000 per quarter through to maturity at June 3, 2007.

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

The Company has indebtedness that is substantial in relation to its shareholders' equity and cash flow. At September 30, 1999 the Company had an aggregate of approximately $1,743,571 of indebtedness outstanding, and the ability to borrow up to an additional $500,000 under the Credit Agreement.
The Company also has cash, temporary cash investments and short-term investments aggregating approximately $1,592,503 and a current ratio of approximately 8.85:1.

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

For the nine months ended September 30, 1999, the Company's net cash used in operating activities was $(89,358), comprised primarily of a net loss of ($223,310) adjusted by non-cash depreciation and amortization of $98,948, other non-cash items totaling $74,279, working capital changes of $(20,744). Net cash used in investing activities of ($898,764) consisted primarily of purchases of short-term investments of $2,402,867, additions to property, plant and equipment of $339,726, acquisition costs of $53,637, an investment in an unconsolidated joint venture of $9,455 partially offset by sales and maturities of short-term investments of $1,887,908 and the proceeds from the sale of a business segment of $23,711. Net cash provided by financing activities of $1,049,054 consisted primarily of proceeds from the issuance of common stock $344,342, the issuance of preferred stock $239,897, the issuance of long-term debt $500,000, the contribution from minority interest partner of $82,320, partially offset by a decrease in investments restricted for debt service of $11,250, payments made for debt financing costs and capital lease obligations of $31,781 and $100,691 respectively.

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

For business reasons unrelated to Year 2000 issues, the Company is replacing its financial, billing, operational support, and customer services systems. These systems are critical to the Company's operations. The financial system replacement involved converting the legacy of financial systems to a state-of-the-art Oracle system. The Oracle system, which went into production use on November 1, 1998, is expected to ensure Year 2000 compliance in financial applications. The replacement systems for the Company's billing, operational support and customer services will also be Year 2000 compliant at installation. The replacement of the billing, operational support and customer service systems is in process and includes substantial risk of not progressing along the planned time line due to the scope of the project. To manage this risk, the Company has assumed that the replacement systems will not be available before the Year 2000. The Company has renovated the current billing, operational support and customer service systems to be Year 2000 compliant.

The Company has completed most renovations critical to its IT systems. In addition, the Company has tested most of its critical business systems and expects to run thorough integration testing in mid-November, 1999. No IT projects have been deferred due to the Year 2000 remediation efforts.

The Company has completed the remediation and testing of all its mission critical cable systems. As a result of remediation and testing, we believe the Company's cable systems, including head-ends and set-top equipment, are Year 2000 compliant and meet applicable regulatory requirements.

The Company has also completed the remediation and testing of all its mission critical telephone systems. As a result of the remediation and testing, we believe that the Company's telephone systems, including telephone switches, are Year 2000 compliant and meet applicable regulatory requirements. The testing and remediation of the remainder of the non-critical telephone systems are expected to be completed during November.

The Company's Internet Systems are currently in the remediation phase. The compliance process has been slowed by recent acquisitions and on-going consolidation efforts. Full compliance is anticipated by the end of November, 1999.

The Year 2000 compliance status of interdependent third parties is not yet fully known. The Company recognizes the importance of communication with third parties to determine their plans for becoming Year 2000 compliant. The Company surveyed approximately 380 critical vendors to evaluate Year 2000 compliance.
Dispite these efforts, there can be no assurance that third party systems will be made Year 2000 compliant in a timely manner, or that non-compliance of these systems will not have a material adverse effect on the Company's operations and financial condition.

Cost

Based upon its current assessment, the total cost associated with the Company's Year 2000 Compliance Program is not expected to be material to the Company's results of operations or financial position. The estimated total cost of the Company's Year 2000 Compliance Program is approximately $4,500. This is comprised of approximately $450 for salaries, approximately $3,600 for consulting services which includes approximately $800 for program code remediation; approximately $230 for equipment replacement/rental and approximately $240 in miscellaneous expenses. Through the end of September 1999, approximately $2,103 has been incurred, of which approximately $1,503 was incurred in the first six months of 1999. The cost for replacing systems which had been planned, and for which the timeline for replacement was not accelerated due to Year 2000 issues, have not been included.

Risk Assessment and Contingencies

The most reasonable likely risk of failure by the Company with respect to Year 2000 non-compliance would be an inability to provide service for the Company's customers and an inability on the part of the Company to timely process service request and bill its customers. As a result, while the Company believes its plan for Year 2000 remediation and testing is on schedule, the Company is unable to determine the impact that any system interruption in interconnected third party networks would have on the Company's business.
However, the Company does not believe it is exposed to any significant Year
2000 risk with respect to its mission critical systems other than would be caused by substantial deviation from the plans and time frames set forth above. The Company is currently in the process of completing remediation and testing of other systems using the same five-step program as outlined above.

The Company acquired two new Internet subsidiaries in mid 1999. The Company expects to complete evaluation, remediation and testing of these new subsidiaries' systems before the end November 1999. RCN does not expect to find any major Year 2000 compliance issues. The possibility exists that remediation will not be complete before the year end transition. If problems arise that cannot be resolved before year-end, appropriate contingencies will be designed and implemented.

The facilities at the Interport internet subsidiary were determined to be inadequate for a internet routing system. To better protect the Company's customers that are served by our Interport subsidiary the services provided are being consolidated into other facilities. The possibility exists that the consolidation process will not be completed by the end of the year. High priority services have been identified, and are being addressed first. If the consolidation is not complete by year-end, some low priority services may be unprotected against power outages.

Because the Interport and California subsidiaries are only a small portion of the Company's internet business, the potential non-compliance of these systems are not expected to have a material impact on the Company's operation.

There can be no assurance that the Company's Year 2000 readiness plan will progress as intended. The Company continues to refine its Year 2000 remediation efforts and the associated costs. The Company continues to develop and update its comprehensive contingency plan in the event of network, system or hardware failure and continues to monitor associated cost estimates.

The above discussion contains statements that are "forward-looking". The above information is based on the Company's current best estimates. Given the complexity of these issues and possible as yet unidentified risks, actual results may differ materially from those anticipated and discussed above. Specific factors that might cause such differences include, among others, the availability and cost of personnel trained in this area, the ability to locate and correct all affected computer codes, the timing and success of remedial efforts of our third party vendors and similar uncertainties. No assurance can be given that the third parties, on whom the Company depends for essential services (such as electric utilities, interexchange carriers, software and hardware equipment suppliers, etc.) will remediate their critical systems in a timely manner. Failure or delay by any of these parties could disrupt the Company's business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------
The Company has adopted Item 305 of Regulation S-K "Quantitative & qualitative disclosures about market risk" which is effective in financial statements for fiscal years ending after June 15, 1998. The Company currently has no items that relate to "trading portfolios". Under the "other than trading portfolios" the Company does have eight short-term investment portfolios categorized as available for sale securities that are stated at cost, which approximates market, and which are re-evaluated at each balance sheet date and one portfolio that is categorized as held to maturity which is an escrow account against a defined number of future interest payments related to the Company's 10% Senior Discount Notes. These portfolios consist of Federal Agency notes, Commercial Paper, Corporate Debt Securities, Certificates of Deposit, U.S. Treasury notes, and Asset Backed Securities. The Company believes there is limited exposure to market risk due primarily to the small amount of market sensitive investments that have the potential to create material market risk. Furthermore, the Company's internal investment policies have set maturity limits, concentration limits, and credit quality limits to minimize risk and promote liquidity. The Company did not include trade accounts payable and trade accounts receivable in the "other than trading portfolio" because their carrying amounts approximate fair value.

The objective of the Company's "other than trading portfolio" is to invest in high quality securities and seeks to preserve principal, meet liquidity needs, and deliver a suitable return in relationship to these guidelines. RCN may from time to time enter into interest rate protection agreements. See note 13 to the unaudited financial statements included in Part I.

			   Part II - OTHER INFORMATION
			   ---------------------------

Item 6.  Exhibits and Reports on Form 8-K

(a.)  Exhibits

  (27) Financial Data Schedule

  (99) Employee Stock Purchase Plan

  (99) Equity Incentive Plan.

(b.)  Reports on Form 8-K

     On August 17, 1999, RCN filed a Current Report on Form 8-K describing the Senior Secured Credit Facility (the "Chase Facility") entered into between RCN Corporation and certain of its subsidiaries and with the Chase Manhattan Bank and certain other lenders. The collateralized facilities are comprised of a $250,000,000 seven-year revolving credit facility (the "Revolver"), a $250,000,000 seven-year multi-draw term loan facility (the "Term Loan A") and a $500,000,000 eight-year term loan facility (the Term Loan B"). All three facilities are governed by a single credit agreement dated as of June 3, 1999 (the "Chase Credit Agreement").

				  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					 RCN Corporation
Date: November 15, 1999

						  /s/ Bruce C. Godfrey
						 ------------------------------
						 Bruce C. Godfrey
						 Executive Vice President and
						 Chief Financial Officer