Form 10-K405
period 1999-12-31
RCN CORP /DE/
filed 2000-03-30
CIK 1041858

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1999

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

                                X  Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Number of shares of the Registrant's Stock ($1.00 par value) outstanding at February 29, 2000

                           78,114,901   Common Stock

Aggregate market value of Registrant's voting stock held by non-affiliates at February 29, 2000 computed by reference to closing price as reported by NASDAQ for Common Stock ($59.88 per share)

                        $2,811,922,404  Common Stock

                      Documents Incorporated by Reference

1. Proxy Statement for 2000 Annual Meeting of Shareholders is incorporated by reference into Part I and Part III of this Form 10-K.

PART I

Some of the statements made by RCN in this 10-K are forward looking in nature. Actual results may differ materially from those projected in forward-looking statements as a result of a number of factors. We believe that the primary factors include, but are not limited to uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventory and programming, our ability to develop and penetrate existing and new markets, technological developments and changes in the competitive environment in which we operate. Additional information concerning these and other important factors can be found in our filings with the Securities and Exchange Commission. Statements in this release should be evaluated in light of these important factors.

Item 1. BUSINESS

Overview

We are the nation's first and largest single-source facilities-based provider of bundled local and long distance phone, cable television and high-speed Internet services to the densest residential markets in the country. We are currently delivering broadband services over our Megaband(tm) Network and designing and building our network on both the East and West coasts as well as in Chicago. In addition, we are a leading Internet Service Provider ("ISP") in our markets. We offer individual or bundled service options, superior customer service and competitive prices. We are also constructing our networks with significant excess capacity in order to accommodate expanded services in the future. We intend to expand the services provided to our customers through strategic alliances and opportunistic development of complementary products.
In addition, we intend to use the excess capacity in our fiber optic networks to provide services to commercial customers located on or near our networks.

Our Megaband(tm) Network is a unique broadband fiber-optic platform capable of offering a full suite of communications services including fully featured voice, video and high-speed Internet to residential customers. The network employs SONET ring backbone architecture, and localized nodes built to ensure that our state-of-the-art fiber optics travel to within 900 feet of our customers, with fewer electronics and lower maintenance costs than existing local networks. Our high-capacity local fiber-optic networks target densely populated areas comprising 44% of the US residential communications market spread over just 6% of its geography. Additional information can be found at www.RCN.com.

         Our initial fiber optic networks have been established in selected markets in the Boston to Washington, D.C. corridor, including New York City, and also in the San Francisco Bay area. In addition, we have recently entered into agreements that will allow us to establish and expand our advanced fiber
optic networks in the Los Angeles and Chicago areas.   We are typically building
the first true local network to compete with the aging infrastructure of the incumbent service providers in our markets. In the Boston market we operate our advanced fiber optic network through a joint venture with NSTAR Communications, Inc. or "NSTAR" or "Boston Edison Company" or "BECO". Currently, we own 76.86% interest in and manage the joint venture. Prior to the close of business on December 31, 1999, we owned 53.88%. The joint venture is accounted for on a consolidated basis. In the Washington, D.C. market, we are developing an advanced fiber optic network through a joint venture named Starpower with Pepco Communications, L.L.C.,("PEPCO") an indirect wholly owned subsidiary of Potomac Electric Power Company. We own 50% of Starpower and Pepco Communications owns 50% and it is accounted for under the equity method of accounting. We believe that these joint ventures provide us with a number of important advantages. For example, we are able to access rights-of-way of our joint venture partners and use their existing fiber optic facilities. This allows us to enter our target markets quickly and efficiently and to reduce the up-front costs of developing our networks. In addition, our joint venture partners provide us with access to additional assets, equity capital and established customer bases.

We also benefit from our relationship with our largest shareholder, Level 3 Communications, Inc., and from the experience gained by certain of our key employees who participated in the operation and development of other telephone, cable television and business ventures, including MFS Communications Company, Inc.

         Because we deliver a variety of services, we report the total number of our various service connections purchased for local telephone, video programming and Internet access rather than the number of customers. For example, a single customer who purchases local telephone, video programming and Internet access counts as three connections. Since we view long distance as a complementary product we do not currently include customers of our long distance as connections. See "Connections." As of December 31, 1999, we had approximately 947,000 connections which were delivered through a variety of our owned and leased facilities including hybrid fiber/coaxial cable systems, a wireless video system and advanced fiber optic networks. As of that date, we had approximately 223,000 total connections attributable to customers connected to advanced fiber optic networks ("on-net" connections) and had approximately 724,000 connections attributable to customers served through other facilities ("off-net" connections).

         We have extensive operating experience in both the telephone and video industries and in the design, development and construction of telecommunications facilities. Our experience provides us with expertise in systems operation and development, and gives us an established infrastructure for customer service and billing for both voice and video services and established relationships with suppliers of equipment and video programming.
In addition, our management team and board of directors benefit from experience gained when they managed C-TEC Corporation ("C-TEC"), which, prior to September 30, 1997, owned and operated our company. C-TEC has over 100 years of experience in the telephone business and nearly 25 years of experience in the cable television business. Both C-TEC and certain members of management also have extensive experience in the design and development of advanced telecommunications facilities.

         We seek to exploit competitive opportunities in selected markets where population density, favorable demographics and the aging infrastructure of the incumbent service providers' network facilities combine to create a particularly attractive opportunity to develop advanced fiber optic networks. We continue to construct network facilities within the Boston-to-Washington, D.C. corridor. We believe that our experience in the Northeast will provide us with a key strategic advantage as we enter markets in the San Francisco-to-San Diego corridor and in Chicago.

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

         Continue to Use Strategic Alliances: We have been able to enter markets quickly and efficiently and to reduce the up-front capital investment required to deploy our networks by entering into strategic alliances with companies such as Boston Edison Company, Pepco Communications, Level 3,
Qwest, MCI/WorldCom and Southern California Edison. By establishing relationships with these companies, we are able to take advantage of their existing extensive fiber optic networks and other assets, and our own existing cable television infrastructure, to expedite and reduce the cost of market entry and business development. We will continue to evaluate other strategic alliances in our existing markets and our developing markets.

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

         Based on our current growth plan, we expect that we will require a substantial amount of capital to expand the development of our network and operations into new areas within our larger target markets. We need capital to fund the construction of our advanced fiber optic networks, upgrade our hybrid fiber/coaxial plant and fund operating losses and repay our debts. We currently estimate that our capital requirements for the period from January 1, 2000 through 2001 will be approximately $3.6 billion, which include capital expenditures of approximately $1.4 billion in 2000 and approximately $1.6 billion in 2001. These capital expenditures will be used principally to fund additional construction of our fiber optic network in high density areas in the Boston, New York City, Washington, D.C. and San Francisco Bay area markets as well as to expand into new markets (including selected markets in the western United States) and to develop our information technology systems. These estimates are forward-looking statements that may change if circumstances related to construction, timing of receipt of regulatory approvals and opportunities to accelerate the deployment of our networks do not occur as we expect. In addition to our own capital requirements, our joint venture partners are expected to contribute approximately $350 million, of which approximately $265 million has been contributed, to the joint ventures through 2001 in connection with development of the Boston and Washington, D.C. markets.

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

         We provide these services through a range of facilities including our advanced fiber optic networks in New York City, Boston and Washington D.C. areas, California, a wireless video system in the New York City, our hybrid fiber/coaxial cable systems in the states of New York (outside New York City), New Jersey and Pennsylvania. We also provide, on a limited basis, resale local and long distance telephony services.

         Connections. The following table summarizes the development of our subscriber base:

                                                                    As of
                                      -----------------------------------------------------------------
                                          12/31/98      3/31/99      6/30/99      9/30/99      12/31/99
                                          --------      -------      -------      -------      --------
On-Net Service Connections:
 Voice..........................            30,868       40,215       49,539       56,209        62,733
 Video..........................            86,349       99,098      110,565      120,353       138,577
 Data...........................             6,167        9,922       13,024       17,985        21,654
                                           -------      -------      -------      -------       -------
Subtotal On-Net.................           123,393      149,235      173,128      194,547       222,964
                                           -------      -------      -------      -------       -------
Off-Net:
 Voice..........................            65,022       60,004       54,917       49,271        46,986
 Video..........................           175,313      170,323      165,523      164,859       153,627
 Data...........................           491,633      506,180      508,992      535,107       523,728
                                           -------      -------      -------      -------       -------
Subtotal Off-Net................           731,968      736,507      729,432      749,237       724,341
Total Service Connections.......           855,361      885,742      902,560      943,784       947,305
                                           =======      =======      =======      =======       =======
Homes Passed....................           304,505      350,733      427,843      550,771       713,823
Marketable Homes................           270,406      301,546      361,015      440,112       551,006


         Because we deliver a variety of services to our customers, we quantify our customer activity by the number of individual local telephone, video programming or Internet access services, or "connections", purchased. Consequently, a single customer purchasing local telephone, video programming and Internet access counts as three connections.

         We classify connections in the "Off-Net" category until the relevant facilities are capable of providing voice, video and data services, including local telephone service, through an RCN switch.

         "Off-Net-Voice" figures in the table above represent resold local phone service provided to customers not connected to the advanced fiber optic networks.

         "Off-Net-Video" figures in the table above include at December 31, 1999 approximately 32,000 wireless connections and approximately 4,000 wireline video connections serving the University of Delaware.

         As of December 31, 1999 we had approximately 135,000 homes passed and approximately 122,000 basic subscribers connected to our hybrid fiber/coaxial cable system in the New York, New Jersey and Lehigh Valley service areas.

         In areas served by our joint ventures in the Greater Boston and Washington, D.C. areas, the subscribers are customers of the relevant joint venture and are fully included in the connections reflected in the table above.

         We report marketable homes, which represent that segment of homes passed to which are marketing our entire line of advanced fiber optic network products. The distinction between homes passed and marketable homes recognizes our transition from constructing our network in initial markets to providing services to customers that have ordered our services.

         Set forth below is a brief description of our services:

         Voice. We offer full-featured local exchange telephone service, including standard dial tone access, enhanced 911 access, operator services and directory assistance. We compete with the incumbent local exchange providers and competitive local exchange carriers ("CLECs"). In addition, we offer a wide range of value-added-vertical services, including call forwarding, call waiting, conference calling, speed dial, calling card, 800-numbers and voice mail. We also provide Centrex service and associated features. Our local telephone rates are generally competitive with the rates charged by the incumbent providers. At December 31, 1999, we had approximately 63,000 telephone service connections on our advanced fiber optic networks and approximately 47,000 customers for resold telephone service. We also provide competitively priced long distance telephone services, including outbound, inbound, calling card and operator services. These services are offered to residential and business customers.

         Video Services. We offer a diverse line-up of high quality basic, premium and pay-per-view video programming. Depending on the system, we offer from 60 to 150 channels. Our basic video programming package provides extensive channel selection featuring all major cable and broadcast networks. Our premium services include HBO, Cinemax, Showtime and The Movie Channel, as well as supplementary channels such as HBO Plus, HBO Signature and Moremax.
In Demand PPV, available on our advanced fiber optic networks, uses the latest "impulse" technology allowing convenient impulse pay-per-view ordering of the latest hit movies and special events instantly from the customer's remote. "Music Choice" offers 31-45 different commercial-free music channels delivered to the customer's stereo in digital CD quality sound.

         As of December 31, 1999, we had approximately 139,000 subscribers for our video programming services provided over advanced fiber optic networks. As of such date, we also had approximately 32,000 connections attributable to the wireless video system and approximately 122,000 connections attributable to the hybrid fiber/coaxial cable systems.

         Internet Access and Data Transmission. We operate as an
Internet service provider under the RCN.com brand name. We focus on serving individuals and businesses through a network of our owned points of presence ("POPs") which are connected to our advanced fiber optic network. Our primary service offerings are 56K dial-up and high-speed cable modem access.
We also sell commercially oriented private line point-to-point data transmission services such as DS-1 and OC-3 and a range of web page and server hosting services. Our subscribers use their RCN accounts to communicate, retrieve and publish information on the Internet. We believe that we are the largest regional provider of Internet services in the Northeast United States. As of December 31, 1999, we had approximately 545,000 Internet subscribers.

Migration of Customers to Advanced Fiber Networks

         We provide wireless video services to customers located near our advanced fiber optic network in New York City and dial-up Internet services to acquired subscribers. We have also actively marketed resold telephone service in the past. Our goal is to extend our advanced fiber optic network to service many of those customers. As our advanced fiber optic network is extended into these areas or buildings, customers receiving wireless video service in New York City are switched to the advanced fiber optic network from the wireless video network. The wireless video equipment is then used to provide services to other customers in off-network premises. Similarly, as the advanced fiber optic network is developed, voice and data customers are switched to the advanced fiber optic network from resale and dial-up accounts. The switch to our network allows us to gain additional revenue and higher margins from originating and terminating access fees and to control the related services and service quality.


Strategic Relationships and Facilities Agreements

         We have entered into a number of strategic alliances and relationships which allow us to penetrate the telecommunications services market early and to reduce the cost of entry into our markets. We expect to continue to pursue potential opportunities from entering into strategic alliances to facilitate network expansion and entry into new markets.

Southern California Edison

         We have an agreement with Southern California Edison ("SCE") that will help us utilize SCE's existing fiber backbone and construction expertise to expedite our entry and expansion into the greater Los Angeles area. The agreement will enable us to reach 1.5 million households in an area with a density of more than 200 homes-per-mile of plant.

         The general agreement calls for SCE to install communications cable for us in areas where we secure municipal franchises. In addition, Edison Carrier Solutions, SCE's division that provides wholesale telecommunications services, will provide transport for our telecommunications traffic over the Edison Carrier Solutions' high-speed network.

BECO Joint Venture

         In 1996 RCN and the Boston Edison Company, through wholly-owned subsidiaries, formed a joint venture to use 126 fiber miles of BECO's fiber optic network to deliver our comprehensive communications package in Greater Boston. A joint venture agreement provided for the organization and operation of RCN-BECOCOM, LLC, an unregulated entity with a term expiring in the year 2060. RCN-BECOCOM is a Massachusetts limited liability company organized to own and operate an advanced fiber optic telecommunications network and to provide, in the market in and around Boston, Massachusetts, voice, video and data services. Prior to the close of business at December 31, 1999 we owned 53.88% of the equity interest in RCN-BECOCOM and BECO owned the remaining 46.12% interest. This joint venture with BECO is reflected in our financial statements on a consolidated basis.

         Pursuant to an exchange agreement between BECO and RCN, BECO has the right, from time to time, to convert portions of its ownership interest in RCN-BECOCOM into shares of our common stock, based on an appraised value of such interest. Shares issued upon such exchanges are issued to NSTAR Communications Securities Corporation ("NSTAR Securities"). In 1999, BECO and the Company entered into two exchange transactions pursuant to which BECO converted a portion of its ownership interest into RCN common stock which was issued to NSTAR Securities. Prior to such exchange transactions, BECO owned a 49% interest in the joint venture. On February 19, 1999, BECO exchanged a portion of its interest for 1,107,539 shares of RCN common stock. Such portion of the interest was valued as of January 15, 1998. On December 31, 1999, BECO exchanged a further portion of its interest for 2,989,543 shares of RCN common stock.
Such portion of the interest was valued as of May 27, 1999. Following such exchanges, BECO retains a 23.14% sharing ratio in the joint venture, and the right to invest as if it owned a 49% interest. Such investment percentage will decrease to the extent NSTAR Securities disposes of such RCN common stock.

         We expect to benefit from our ability to use BECO's large fiber optic network, its focus on innovative technology, its sales and marketing expertise and its reach into the Boston market. In the future, the venture may expand into energy management and property monitoring services. Starting in Boston, the joint venture partners have expanded into surrounding markets, including the cities of Arlington, Somerville and Newton, Massachusetts. As a result of our access to the extensive BECO network, our reliance on and use of MFS/WorldCom facilities in Boston has been reduced significantly.

         Starpower Joint Venture

         In 1997, RCN Telecom Services, Inc., one of our subsidiaries, and Potomac Capital Investment Corporation ("PCI"), a wholly-owned subsidiary of Potomac Electric Power Company, formed a joint venture to construct, own, lease, operate and market a communications network to provide voice, video, data and other communications services to residential and commercial customers in the greater Washington, D.C., Virginia and Maryland area. Starpower is an unregulated limited liability company with a perpetual term. We own 50% of the equity interest in Starpower and Pepco Communications owns the remaining 50% interest. Starpower is reflected in our financial statements under the equity method of accounting.

         Miscellaneous Facilities Agreements

         We have also entered into agreements which have helped us accelerate network development, including fiber agreements entered into with MFS/WorldCom. MFS/WorldCom owns or has the right to use certain fiber optic network facilities in the Boston, Massachusetts and New York City markets. Under the fiber agreements, MFS/WorldCom agreed to construct and provide extensions connecting the fiber optic facilities to buildings we designated. We are also able to use certain dedicated fibers in those facilities, except that we may not use the facilities to deliver telephone services to commercial customers.

         We have also entered into joint construction agreements with Level 3. The agreements will allow us to deploy additional networks in Boston and New York faster and at a lower cost. We also have entered into a letter of intent with Level 3 for Level 3 to provide us with cross-country capacity to allow our customers to connect to major Internet connection points in the United States. This gives us the ability to negotiate peering agreements that will allow the exchange of traffic as a Tier I operator.

         In June 1998, we entered into an agreement with Qwest
Communications for Qwest to provide us with capacity in its regional backbone of fiber lines to connect to our local networks from Boston to Washington, D.C.

         In December 1999 we announced the approval of an agreement with SKANSKA USA, Inc. ("SKANSKA"). Under the contract SKANSKA will initially provide management services to include construction oversight for the installation of the cable television, telephony and data communications' infrastructure in many of our current and targeted markets. Stuart E. Graham, President of SKANSKA, is a member of the Board of Directors of RCN. A competitive bidding process was conducted prior to such agreement. We believe that the agreement has been reached on terms no less favorable than could have been obtained in any arms length negotiation.

Recent Transactions

         In August 1999, we acquired Direct Network Access, Ltd.("DNAI"),one of the Bay Area's largest independent ISP. We acquired DNAI for approximately $3.4 million in cash and shares of our common stock with a fair value at the time of issuance of approximately $6.8 million.

         In July 1999, we acquired Brainstorm Networks, Inc.("Brainstorm"), a leading independent ISP that provides dedicated and DSL services. We purchased Brainstorm for approximately $2.9 million in cash and shares of our common stock with a fair value at the time of issuance of approximately $11.6 million.

         In April 1999, we acquired a 47.5% ownership interest in JuniorNet Corporation ("JuniorNet"). We purchased the ownership interest for approximately $47 million in cash. Concurrent with that transaction, JuniorNet purchased our Lancit Media subsidiary ("Lancit") for approximately $25 million in cash. We acquired Lancit in June 1998 for approximately $0.4 million in cash and shares of our common stock with a fair value at the time of issuance of approximately $7.4 million. In February 2000, We made a $5 million loan to Juniornet in the form of a convertible bridge loan.

         We have entered into a definitive agreement with respect to the acquisition of 21st Century Telecom Group, Inc.("21st Century"). 21st Century is an integrated, facilities-based communications company, which seeks to be the first provider of bundled voice, video and high-speed Internet and data services in selected midwestern markets beginning in Chicago.

Significant Private Investments

         In October 1999, Vulcan Ventures Incorporated ("Vulcan"), the investment organization of Paul G. Allen, agreed to make a $1.65 billion investment in our company. The investment, which was completed on February 28, 2000, is in the form of mandatorily convertible cumulative preferred stock (the "Preferred Stock"), which will be converted into Common Stock, par value $1.00 per share ("Common Stock"), no later than seven years after it is issued. Vulcan has purchased 1,650,000 shares of the Preferred Stock. The Preferred Stock has a liquidation preference of $1,000 per share and is convertible into Common Stock at a price of $62 per share.

         In connection with the investment, Vulcan will generally be authorized to appoint two members to our Board of Directors. On February 28, Vulcan appointed William D. Savoy, President of Vulcan and Edward S. Harris, Investment Analyst with Vulcan. The Preferred Stock will automatically be converted to Common Stock or Class B Stock seven years after the transaction closes, if not previously called or converted. The Preferred Stock has a dividend rate of 7% per annum. All dividends will be paid in additional shares of Preferred Stock.


         On April 7, 1999, Hicks, Muse, Tate & Furst, through Hicks Muse Fund IV purchased 250,000 shares of Series A Preferred Stock, par value $1 per share, for gross proceeds of $250,000. The Series A Preferred Stock is cumulative and has an annual dividend rate of 7% payable quarterly in cash or additional shares of Series A Preferred Stock and has a initial conversion price of $39.00 per share. The Series A Preferred Stock is convertible into common stock at any time. The Series A Preferred Stock is subject to a mandatory redemption on March 31, 2014 at $1,000 per share, plus accrued and unpaid dividends, but may be called by the Company after four years. At December 31, 1999 we paid dividends in the amount of $13,053 in the form of additional shares of Series A Preferred Stock. At December 31, 1999 the number of common shares that would be issued upon conversion of the Series A Preferred Stock was 6,744,949. We incurred $10,000 of issuance cost in connection with the sale of the Series
A Preferred Stock.

International

As of July 31, 1999, we executed on a pledge of an 8.96% equity interest in Megacable, the second largest cable television provider in Mexico, made by Mazon Corporativo, S.A. de. C.V. ("Mazon") to collateralize
Mazon's indebtedness to us. As a result, the indebtedness was cancelled, and our ownership interest in Megacable increased to 48.96%. Megacable owns 26 wireline cable systems in Mexico, principally on the Pacific and Gulf coasts and including Guadalajara, the second largest city in Mexico; Hermosillo, the largest city in the state of Sonora; and Veracruz, the largest city in the state of Veracruz. At December 31, 1999, their wireline systems passed approximately 902,000 homes and served approximately 299,000 subscribers. Megacable had revenues of $52.2 million and $37.5 million for the years ended December 31, 1999 and 1998, respectively.

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

         We compete with the incumbent Local exchange carriers ("LEC's") for the provision of local telephone services, as well as with alternative service providers including CLECs. Cable operators are also entering the local exchange market in some locations. Other sources of competitive local and long distance
telephone services include:   Commercial mobile radio services providers,
including cellular carriers (such as Bell Atlantic Mobile Services); personal communications services carriers such as Sprint PCS; and enhanced specialized mobile radio services providers (such as NexTel).

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

         We also compete with companies offering a combination of the services above, such as companies that would result from the merger of Time Warner and America On-line and the merger of AT&T and Media One.

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

Voice and Video Services
------------------------
Incumbent LECs

         In each of our target markets for advanced fiber optic networks, we face, and expect to continue to face, significant competition from the incumbent LECs. The incumbent LECs include Bell Atlantic in the Northeast Corridor, and Pacific Bell in California, both of which currently dominate their local telephone markets. We compete with the incumbent LECs in our markets for local exchange services on the basis of product offerings, including the ability to offer bundled voice and video service, reliability, state-of-the-art technology and superior customer service, as well as price. We believe that our advanced fiber optic networks provide superior technology for delivering high-speed, high-capacity voice, video and data services compared to the incumbent LECs' primarily copper wire based networks. However, the incumbent LECs have long-standing relationships with their customers.
They have also begun to expand the amount of fiber facilities in their networks, offer broadband digital transmission services and retail Internet access, and prepare to re-enter the long distance telephone service market.

         The pending merger between Bell Atlantic and GTE Corporation may enhance the combined entity's ability to compete with us in the Northeast corridor markets. The merger between SBC and Ameritech may also increase competitive pressures in the Northeast corridor if SBC, which already owns a Connecticut incumbent LEC and several wireless franchises in this region, continues to pursue a nationwide strategy.

         Under the Telecommunications Act of 1996 (the "1996 Act"), and ensuing federal and state regulatory initiatives, barriers to local exchange competition are being slowly removed. The introduction of such competition, however, also establishes the predicate for the RBOCs, such as Bell Atlantic, to provide in-region interexchange long distance services. The RBOCs are currently allowed to offer "incidental" long distance service in-region and to offer out-of-region long distance service. Once the RBOCs are allowed to offer in-region long distance services, they will also be in a position to offer single source local and long distance service similar to what we offer and what is proposed by the three largest IXCs: AT&T, MCI WorldCom and Sprint. We expect that the increased competition made possible by regulatory reform will result in certain pricing and margin pressures in the telecommunications services business.

         We have sought, and will continue to seek, to provide a full range of local voice services which compete with incumbent LECs in our service areas. We expect that competition for local telephone services will be based primarily on quality, capacity and reliability of network facilities, customer service, response to customer needs, service features and price, and will not be based on any proprietary technology. Our new fiber optic networks, employ dual backbone architecture and advanced technology; therefore, we may have capital cost and service quality advantages over some of the networks of the incumbent LECs. We may also have a competitive advantage because we are able to deliver a bundled voice and video service.

         The 1996 Act permits the incumbent LECs and others with which we compete to provide a wide variety of video services directly to subscribers. Various LECs currently are providing video services within and outside their telephone service areas through a variety of distribution methods, including both the deployment of broadband wire facilities and the use of wireless transmission facilities. We cannot predict the likelihood of success of video service ventures by LECs or the impact such competitive ventures may have on us. Some LECs, including Bell Atlantic, also offer Internet access services that compete with RCN.com services.

         Incumbent Cable Television Service Providers

         Certain of our video service businesses compete with incumbent wireline cable companies in their respective service areas. In particular, our advanced fiber optic networks compete for cable subscribers with the major wireline cable operators in our markets, such as Time-Warner Cable in New York City, Cablevision in Boston and TCI in Washington, D.C. and San Francisco.
Our wireless video service in New York City competes primarily with Time-Warner Cable. We believe that the expanded capacity and fiber-to-node architecture of our advanced fiber optic networks make us better equipped to provide high-capacity communications services than traditional coaxial cable based networks using "tree and branch" architecture. Our Lehigh Valley, Pennsylvania hybrid fiber/coaxial cable television system competes with an alternate service provider, Service Electric, which also holds a franchise for the relevant service area.

         Cable television systems generally operate pursuant to franchises granted on a non-exclusive basis, and the 1992 Act prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to operate cable systems. Therefore, well-financed businesses from outside the cable industry, such as the public utilities that own certain of the conduits or poles which carry cable, may become competitors for franchises or providers of competing services. Telephone companies or others may also enter the video distribution market by becoming open video service operators as we have done in several markets, pursuant to Section 653 of the Communications Act. No local franchise is required for the provision of such service, but see regulation of Video services below.

         CLECs and Other Competitors

         We also face, and expect to continue to face, competition from other potential competitors in certain of our geographic markets. Other CLECs, such as subsidiaries of AT&T and MCI WorldCom, compete for local telephone services, although they have, to date, focused primarily on the market for commercial customers rather than residential customers. In addition, potential competitors capable of offering private line and special access services also include other smaller long distance carriers, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end-users, including Winstar, Dualstar and New Vision. However, we believe that, at least initially, we are relatively unique in our markets in offering bundled voice, video and data services primarily to customers in residential areas over our own advanced fiber optic network.

Internet Services
-----------------
         The Internet access market is extremely competitive and highly fragmented. No significant barriers to entry exist and, accordingly, competition in this market is expected to intensify. Our current and prospective competitors include many large companies with substantially greater market presence and financial and other resources. RCN.com competes directly or indirectly with:

               o established online services, such as America Online, the
                 Microsoft Network and Prodigy;

               o local, regional and national ISPs such as PSINet, EarthLink,
                 Mindspring and Rocky Mountain Internet;

               o the Internet services of national and international
                 telecommunications companies, such as AT&T, GTE, MCI WorldCom and Cable & Wireless;

               o Internet access (including high speed digital subscriber line service) offered by RBOCs such as Bell Atlantic; and

               o online services offered by incumbent cable providers, such as
                 At Home and Roadrunner.

         Bell Atlantic has recently asked the FCC to authorize it to build a regional high-speed network, which would serve as an Internet backbone, and to exempt this network from pricing and other regulatory restrictions. The network would span the states from Maine to Virginia. Internet access competition is likely to increase as large diversified telecommunications and media companies acquire ISPs and as ISPs consolidate into larger, more competitive companies. For example, AT&T has completed the acquisitions of TCI's cable television networks, which gives it a significant ownership interest in At Home, an ISP. Diversified competitors may bundle other services and products with Internet connectivity services, potentially placing us at a competitive disadvantage. In addition, competitors may create downward pressure on the pricing of and margins from Internet access services. Competition could also impact our ability to participate in transit agreements and peering arrangements, which could, in turn, adversely effect the speed of service that we can provide to our customers.

         Other new technologies may become competitive with our services. A provider of Limited Multi Distribution Systems ("LMDS") recently began offering wireless Internet and video programming services in New York City and has announced plans to offer telephone service in the future. Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. In addition, a continuing trend toward business combinations and alliances in the telecommunications industry may also create significant new competitors. We cannot predict the effect that competition from developing and future technologies or from future competitors will have on our operations or financial condition.

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

         Regulations promulgated by the FCC under the 1996 Act require LECs to open their telephone networks to competition by providing competitors interconnection, access to unbundled network elements and retail services at wholesale rates. As a result of these changes, companies such as ours are now able to interconnect with the incumbent LECs in order to provide local exchange services. Numerous parties appealed certain aspects of these regulations, and implementation of several provisions of the rules was delayed while the courts considered these appeals. On January 25, 1999, the Supreme Court issued an opinion confirming the FCC's authority to issue regulations implementing the pricing and other provisions of the 1996 Act and reinstating most of the challenged rules. While the Supreme Court confirmed that the FCC has authority to issue rules implementing the 1996 Act, particular rules still may be challenged in future court proceedings. Future regulatory proceedings and court appeals may create delay and uncertainty in effectuating the interconnection and local competition provisions of the 1996 Act. Recent decisions by the FCC, including a proceeding resulting from the Supreme Court decision described above, have reaffirmed the incumbent LECs' obligation to unbundle most elements of their networks, and have expanded these obligations in some respects. Because we are building our own networks rather than relying on the incumbent LECs' facilities, these rulings may benefit us less than they do some of our competitors. However, we do require interconnection with the incumbent LECs for a variety of purposes, and regulatory actions have generally facilitated this interconnection.

         We have entered into interconnection agreements with Bell Atlantic, Pacific Bell and other incumbent LECs serving our target market areas. Some of these agreements have expired or will expire shortly. As a general matter, our agreements provide for service to continue without interruption while a new agreement is negotiated. Most of the agreements also provide for amendments in the event of changes in the law, such as the regulatory and court decisions described above. We cannot assure you, however, that we will be able to obtain or enforce future interconnection agreements, or obtain renewal of existing agreements, on acceptable terms.

         The 1996 Act establishes certain conditions before RBOCs are allowed to offer interLATA long distance service to customers within their local service regions. These conditions include 14 "checklist" requirements designed to open the RBOC networks to competitors. To date, the only RBOC that has received FCC authorization to provide in-region long distance service is Bell Atlantic for New York, although other applications may be approved in the future. If an RBOC is authorized to provide in-region long distance service in one or more states, the RBOC may be able to offer "one-stop shopping" services that compete with our service offerings. See "Business-Competition". In addition, the RBOC will lose the incentive it now has to rapidly implement the interconnection provisions of the 1996 Act in order to obtain in-region authority, although the RBOC will still be subject to a legal obligation to comply with those provisions.

         The 1996 Act also makes far-reaching changes in the regulation of video programming transmission services. These include changes to the regulations applicable to video operators, the elimination of restrictions on telephone company entry into the video business, and the establishment of a new OVS regulatory structure for telephone companies and others. Under the 1996 Act and implementing rules adopted by the FCC, local telephone companies, including both incumbent LECs such as Bell Atlantic, and CLECs such as RCN, may provide service as traditional cable television operators subject to municipal cable television franchises, or they may choose to provide their programming over open video systems. Although OVS operators are not required to secure local franchises by federal law, local franchising authorities may legally require such a franchise. To date, however, none have done so. OVS operators must make available a portion of their channel capacity for use by unaffiliated program distributors and must satisfy certain other requirements, including providing capacity for public, educational and government channels, and paying a gross receipts fee equal to the franchise fee paid by the incumbent cable television operator. We are one of the first CLECs to provide television programming over an advanced fiber optic network under the OVS regulations implemented by the FCC under the 1996 Act. As discussed below, we are currently providing OVS service in certain suburbs of Boston, in the City of New
York, Washington, D.C. and in a limited number of smaller communities. We are also negotiating similar agreements in Northern New Jersey, Philadelphia and surrounding communities, and communities surrounding San Francisco. Starpower is negotiating similar OVS agreements and local franchises in communities surrounding Washington D.C.

         Regulation of Voice Services

         Our voice business is subject to regulation by the FCC at the federal level for interstate telephone services (i.e., those that originate in one state and terminate in a different state). State regulatory commissions have jurisdiction over intrastate communications (i.e., those that originate and terminate in the same state).

         State Regulation of Intrastate Local and Long Distance Telephone Services. Our intrastate telephone services are regulated by the public service commissions or comparable agencies of the various states in which we offer these services. Our subsidiaries or affiliates have received authority to offer intrastate telephone services, including local exchange service, in substantially all of the states in our target market areas, and have applications for such authorization pending in several additional states. We also have authority to provide in-state long distance services in all states except Alaska and Hawaii. To date, none of our applications for state authorizations has been rejected.

         FCC Regulation of Interstate and International Telephone Services. We provide domestic interstate telephone services nationwide under tariffs on file at the FCC. We have been authorized by the FCC under Section 214 of the 1996 Act to offer worldwide international services as well.

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

Regulation of Video Services

         Open Video Systems. At various times between February 1997 and December 1999, our subsidiaries and affiliates have been certified by the FCC to operate OVS networks in New York City, Boston, Washington, D.C., Philadelphia, Los Angeles, Phoenix, Portland, Seattle, and San
Francisco, and communities surrounding each of these cities, Cook
County, Illinois and in the Northern New Jersey area. Initiation of OVS services is subject to completion of an open enrollment period for non-affiliated video programmers to seek capacity on the systems and after negotiation of certain agreements with local governments. The initial open enrollment period for each of these systems has expired, except for the Northern New Jersey system, Philadelphia, Los Angeles, Portland, Seattle, Cook County and Phoenix where the open enrollment period has not yet begun. We executed an agreement with the City of Boston on June
2, 1997, and initiated OVS service in the City on that day. Under our agreement with the City of Boston, we were required to pay a fee to the City equal to 5% of video revenues. We have entered into similar OVS agreements or are in the process of negotiating agreements with certain other Boston-area municipalities, either to offer OVS services or franchised cable television services. In July of 1999 the OVS Agreement with Boston was terminated by mutual consent and a franchise agreement was substituted therefore. We entered into an agreement with the City of New York on December 29, 1997 and have initiated OVS service in the Borough of Manhattan. RCN also provides video distribution service in Manhattan and a portion of the Bronx using microwave facilities and antennas; located at multiple dwelling units. On July 10, 1998, we supplemented our agreement with the City of New York to include all five boroughs. On October 26, 1998, Starpower entered into an agreement with the District of Columbia and initiated OVS service in the District in the last quarter of 1998. Starpower has entered into similar agreements or is in the process of negotiating agreements with numerous suburban communities near Washington, D.C., to offer either OVS services or franchised cable television services.

         In areas where we offer video programming services as an OVS operator, we are required to make any "open capacity" on the system available to unaffiliated Video Program Providers ("VPPs"). The commissions rules permit us to retain up to one-third of the system capacity for our own (or affiliate's) use. Under the OVS regulations, during the initial open enrollment period we must offer at least two-thirds of our capacity to unaffiliated parties, if demand for such capacity exists during the open enrollment period. In certain areas, at the request of local officials, we are in discussions to explore the feasibility of obtaining a cable franchise instead of an OVS agreement. We will consider providing RCN video service under franchise agreements rather than OVS certification, if franchise agreements are preferred by the local authorities and can be obtained on acceptable terms and conditions. We will consider the relative benefits of OVS certification versus local franchise agreements, including the possible imposition of build out requirements, before making any decisions.

         In a decision released in January of 1999, the U.S. Court of Appeals for the Fifth Circuit approved some portions of the FCC's OVS rules but struck down other portions. Although a number of the Court's rulings are favorable to OVS operators, others could have an adverse impact on our OVS operations and planning. The Court's most significant decision was to strike down the FCC's rule preempting local authority to franchise OVS operators. The FCC's rules had set forth a relatively simple procedure at the FCC for rapid certification of each OVS system on a regional basis and permitted local authorities to regulate OVS only as to rights-of-way administration and in other minor respects. One of the principal advantages of OVS as structured by Congress and by the FCC was to eliminate the time, expense, and uncertainty generally required to secure a local franchise. The Court's action allowing local governments to require area-by-area franchising may significantly reduce the advantage of OVS operation as compared with traditional franchising and delay achieving agreements with local governments. To date, however, no local franchising authority has insisted on franchising OVS systems, although some have considered doing so. However, in many instances RCN, at the insistence of local authorities, has been negotiating franchise agreements in lieu of OVS agreements and agreeing to provisions in OVS right-of-way agreements which to some extent erode the differences between the two modes of operation. Accordingly, while the ruling is disadvantageous to us, we expect to continue to expand our video service offerings.

         The FCC's rules require OVS operators to make their facilities available to video program providers on a non-discriminatory basis, with certain exceptions. One exception is that competing in-region cable operators are not entitled to become video program providers on an OVS except in certain limited circumstances. Time Warner
Cable Co., which then operated franchised cable systems in many suburban
Boston communities included within our OVS certification, also petitioned the FCC for an order compelling us to release certain OVS system data so that it allegedly could analyze the possibility of being a VPP on RCN's OVS. Time Warner was not then competing with any RCN-provided OVS service and restricted its request to communities where it is not the franchised cable operator. RCN denied the request on the ground that the Time Warner should be considered ineligible under the FCC's rules. Time Warner filed an OVS complaint against RCN and also sought FCC action to impose fines or cancel our OVS authority. The Cable Services Bureau ruled that Time Warner was an eligible user in areas where no service overlap existed or was imminent, partially granted the data request, and partially denied it, but found too little evidence to justify further exploration of our good faith in implementing OVS authority. We sought partial reconsideration of the Bureau's order. Time Warner filed a similar complaint against us in New York City where we compete with it for video distribution business in Manhattan. The FCC's Cable Services Bureau partially granted Time Warner's complaint, and partially denied it, relying on its prior decision in the Time Warner complaint in the Boston area. We sought partial reconsideration of both decisions.

         The FCC issued a consolidated opinion in which it rejected the analysis underlying the Cable Services Bureau's conclusions with respect to Time Warner's eligibility to use the OVS system and in lieu thereof reinterpreted the relevant rule by substituting a newly-formulated test of eligibility based on whether the in-region cable competitor is franchised within the "technically integrated service area" of the OVS certificate holder. The Commission also confirmed the Cable Services Bureau's rulings on the scope of the OVS data which must be disclosed to Time Warner, and directed RCN to file supplemental data with the Cable Services Bureau concerning the Commission's new interpretation of the relevant rule. The Commission indicated that upon the submission of such data the Cable Services Bureau was to determine whether Time Warner was eligible for the OVS data it had been seeking from RCN.

         RCN is seeking review of the FCC's decision in the U.S. Court of Appeals for the D.C. Circuit, alleging that the Commission's interpretation of the rule governing the eligibility of an in-region competitor to be a VPP was contrary to law. Time Warner sought reconsideration of the decision at the FCC. Time Warner also sought intervention in the Court of Appeals and the FCC has asked the Court to hold the case in abeyance pending the resolution of Time Warner's request for reconsideration. The Court granted both motions. RCN filed the supplemental service area data with the Cable Services Bureau as required by the Commission's decision for the Boston and New York markets but sought a stay of the obligation to make such filings in other markets where RCN has been certificated and has already filed certain so-called "notices of intent." The Cable Services Bureau denied RCN's request for stay, and RCN thereupon filed the supplemental data for all relevant OVS markets. RCN has sought confidential treatment from the Commission of those portions of the supplemental data which were not publicly available already, contending that it would be seriously damaged competitively if it were required to provide such data to its in-region competitor. RCN contended also that the provision of such data to Time Warner (or any in-region cable competitor in other markets) prior to the Court's consideration of RCN's appeal would deny RCN its due process rights to have the necessity for such disclosure of competitively sensitive data adjudicated by the Court of Appeals. The Commission has not yet ruled on these requests for confidential treatment.

         On February 10, 2000 Time Warner renewed its request for OVS data from RCN for certain suburban communities in the Boston metropolitan area, alleging that it had sold its cable properties within RCN's certified OVS area to MediaOne and hence was no longer an in-region cable competitor. RCN declined to provide such data, noting that Time Warner had certain affiliations with MediaOne through the proposed acquisition of MediaOne by AT&T and that Time Warner had not indicated whether it had any residual contractual rights, or data sharing obligations with MediaOne or AT&T. On March 14, 2000, Time Warner filed an "Emergency Petition to Enforce Commission Order and Impose
Forfeiture" renewing earlier allegations that RCN was not adhering to certain of the OVS rules and was not operating a truly "open" OVS system. Time Warner sought an order compelling RCN to provide the OVS data to Time Warner, and for the imposition of forfeitures on RCN for allegedly failing to comply with Commission orders. RCN is opposing the Emergency Petition and the Commission has not yet acted on it.

         Two additional cable company OVS access complaints have been filed against Starpower, seeking data and a determination of eligibility for carriage on the metropolitan Washington, D.C. OVS system. As in the prior complaints, they challenge our status as an OVS operator and seek to revoke our OVS authority. These complaints were filed by Media
General Cable of Fairfax, Inc., and Media General Cable of Fredericksburg, Inc. Both claimed to be seeking system data for areas in which they do not provide franchised service. Starpower declined to provide system data to either complaintant. Media General has also sought to initiate discovery against Starpower. The Cable Services Bureau, citing its prior decision in Boston and New York, granted the Media General request. Starpower sought reconsideration which is still pending. The complaining Media General companies have since been acquired by Cox Cable, Inc.

         Cable industry representatives have opposed or commented adversely on two other RCN OVS initiatives. In respect to our application for OVS authority in the San Francisco area, the California Cable Television Association filed an opposition, alleging that we were misusing the OVS rules to compete unfairly against franchised cable operators. The Pennsylvania Cable & Telecommunications Association filed comments on our OVS application for OVS authority in the Philadelphia region, making similar allegations but not formally opposing the application. The Cable Services Bureau granted both of our applications, indicating that our applications were consistent with the rules and that the opposing parties had not provided sufficient evidence to justify initiating any regulatory action against us. There is language in each of these Cable Bureau determinations involving our implementation of the OVS concept which leave open the possibility for adverse parties to challenge our status as an OVS operator. We believe that we are operating in strict conformity with all applicable provisions of the law and will continue to defend our OVS roll-outs against what we believe are anti-competitive requests for data or carriage by competing in-region cable operators. However, we cannot assure you that the FCC or the Court of Appeals will resolve the pending OVS complaints in our favor. If the FCC were to grant any such complaints and as a result we were obliged to share system data with our local competitors, we would be forced to reassess the desirability of continuing to operate in certain markets as an OVS operator as compared with seeking traditional cable franchises. We do not believe that abandoning our OVS certifications under such circumstances would materially adversely affect our video distribution activities.

         As in the case of traditional franchised cable systems, OVS operators must in virtually all locations have access to public rights-of-way for their distribution plant. In a number of jurisdictions local authorities have attempted to impose rights-of-way fees on us which we believe are in violation of federal law. A number of FCC and judicial decisions have addressed the issues posed by the imposition of rights-of-way fees on CLECs and on video distributors. To date the state of the law is uncertain and may remain so for some time. The obligation to pay local rights-of-way fees which are excessive or discriminatory could have adverse effects on our business activities. See "Legal proceedings" below. The incumbent cable operator in Boston, MA, Cablevision of Boston, Inc., filed suit in 1999 in U.S. District Court in Boston against the City of Boston, RCN-BECOCOM, RCN, BECOCOM and others, alleging that the City had followed a discriminatory policy in administering access to public rights-of-way for the installation and use of underground conduit and that the private defendants had participated in an effort to unlawfully construct and use underground conduit. Cablevision claimed that the defendants were in violation of the 1996 Act and Massachusetts state law, and sought a preliminary injunction. RCN and the other defendants denied participating in any unlawful activity. The Court denied the preliminary injunction. The First Circuit Court of Appeals affirmed and thereafter Cablevision withdrew the suit.

         Access issues have also arisen in a proceeding before the Massachusetts Department of Telecommunications and Energy (the
"MDTE"). In 1997, the MDTE opened an investigation into Boston Edison Company's compliance with a MDTE order in 1993 that permitted Boston
Edison to invest up to $45 million in its unregulated subsidiary Boston
Edison Technology Group for three limited purposes. RCN-BECOCOM intervened in the current proceeding, as did Cablevision Systems
Corporation and the New England Cable Television Association, Inc., along with the Massachusetts Attorney General's office. Hearings began in December 1998 and are still proceeding. The intervenors, in particular Cablevision, have advocated that if the MDTE finds that Boston Edison's investment in RCN-BECOCOMM violated the 1993 Order then Boston Edison should be forced to divest itself of its interest in RCN-BECOCOM, RCN-BECOCOM should be subject to the same terms and conditions as other cable television providers who seek to attach their facilities to Boston Edison facilities, and installed RCN-BECOCOM cable and fiber-optic facilities should be relocated. Boston Edison is vigorously defending the propriety of its compliance with the MDTE's 1993 Order, and its investment in RCN-BECOCOM. RCN cannot assure you that the MDTE will not determine that Boston Edison violated the MDTE's 1993 Order nor can RCN assure you as to the nature of any remedy that the MDTE may determine to be appropriate including those proposed remedies which are equitable in nature. RCN is participating in the proceeding and plans to take such action as it deems appropriate to protect its rights.

         Wireless Video Services. Our 18 GHz wireless video services in New York City are distributed using microwave facilities. We are currently using one microwave path on the basis of a conditional license. We anticipate our pending application for this path will be granted soon by the FCC. However, our failure to obtain this license might adversely affect our wireless video operations in New York City.

         We cannot assure you that we will be able to obtain or retain all necessary authorizations needed to construct advanced fiber optic network facilities, to convert our wireless video subscribers to an advanced fiber optic network or to offer wireless video services under our own FCC licenses.

         Hybrid Fiber/Coaxial Cable. Our hybrid fiber/coaxial cable systems are subject to regulation under the 1992 Act. The 1992 Act regulates rates for cable services in communities that are not subject to "effective competition," certain programming requirements, and broadcast signal carriage requirements that allow local commercial television broadcast stations to require a cable system to carry the station. Local commercial television broadcast stations may elect once every three years to require a cable system to carry the station ("must-carry"), subject to certain exceptions, or to withhold consent and negotiate the terms of carriage ("retransmission consent"). A cable system generally is required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether under the mandatory carriage or retransmission consent requirements of the 1992 Act. Local non-commercial television stations are also given mandatory carriage rights. The FCC recently issued rules establishing standards for digital television ("DTV"). The FCC's rules require television stations to simulcast their existing television signals ("NTSC") and DTV signals for a period of years. During this simulcast period, it is unclear whether must-carry rules will apply to DTV signals. The FCC has initiated a rule making proceeding seeking comment on the carriage of broadcast DTV signals by cable and OVS operators during the transitional period to full digital broadcasting. The FCC's proceeding addresses the need for the digital systems to be compatible, seeks comment on possible changes to the mandatory carriage rules, and explores the impact carriage of DTV signals may have on other FCC rules. The cable industry has generally opposed many of the FCC's proposals, on the grounds that they constitute excessively burdensome obligations on the industry. The Communications Act permits franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. Cable systems with 36 or more channels must designate a portion of their channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator.

         Because a cable communications system uses local streets and rights-of-way, such cable systems are generally subject to state and local regulation, typically imposed through the franchising process. The terms and conditions of state or local government franchises vary materially from jurisdiction to jurisdiction. Generally, they contain provisions governing cable service rates, franchise fees, franchise term, system construction and maintenance obligations, customer service standards, franchise renewal, sale or transfer of the franchise, territory of the franchisee and use and occupancy of public streets and types of cable services provided. Local franchising authorities may award one or more franchises within their jurisdictions and prohibit non-grandfathered cable systems from operating without a franchise. The Communications Act also provides that in granting or renewing franchises, local authorities may establish requirements for cable-related facilities and equipment, but not for video programming or information services other than in broad categories. The Communications Act limits franchise fees to 5% of revenues derived from cable operations and permits the cable operator to seek modification of if franchise requirements through the franchise authority or by judicial action changed circumstances warrant.

         Our ability to provide franchised cable television services depends largely on our ability to obtain and renew our franchise agreements from local government authorities on generally acceptable terms. We currently have 91 franchise agreements relating to the hybrid fiber/coaxial cable systems in New York (outside New York
City), New Jersey and Pennsylvania. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction, conditions of service, including the number of channels, the provision of free service to schools and certain other public institutions, and the maintenance of insurance and indemnity bonds. These franchises provide for the payment of fees to the issuing authorities and generally range from 3% to 5% of revenues. The duration of these outstanding franchises presently varies up to the year 2011. To date, all of our cable franchises have been renewed or extended, generally at or before their stated expirations and on acceptable terms. Approximately 39 of our hybrid fiber/coaxial cable systems' franchises are due for renewal within the next three years. We cannot assure you that we will be able to renew our franchises on acceptable terms. No one franchise accounts for more than 7% of our total revenue. Our five largest franchises account for approximately 27% of our total revenue.

         Hybrid fiber/coaxial cable systems are also subject to certain service quality standards and other obligations imposed by the FCC and, where effective competition has not been demonstrated to exist, had been subject to rate regulation by the FCC as well. Our cable television system in Pennsylvania has been operating in a competitive cable environment for almost 30 years, with approximately 80% of the homes passed having access to an alternate cable operator, Service Electric Cable TV. As a result, our Pennsylvania cable system is exempt from many FCC cable television regulations, including rate regulation. Our other cable television systems in New York State and New Jersey had been subject to FCC rate regulation. As required by the 1996 Act, however, all cable programming services were deregulated on March 31, 1999. There has been discussion in Congress about possible legislation to reimpose cable rate regulation. We cannot assure you that legislation will not be adopted. We anticipate that the remaining provisions of the 1992 Act that do not relate to rate regulation, including provisions relating to retransmission consent and customer service standards, will remain in place and may reduce the future operating margins of our hybrid fiber/coaxial cable television businesses as video programming competition develops in our cable television service markets.

         The FCC is required to regulate the rates, terms and conditions imposed by utilities, ILEC's and CLEC's for cable systems' and telecommunications providers use of utility pole and conduit space unless state authorities can demonstrate that they adequately regulate pole attachment rates. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. In some cases, utility companies have increased pole attachment fees for cable systems that have installed fiber optic cables and that are using these cables for the distribution of non-video services. The FCC concluded that, in the absence of state regulation, it can determine whether utility companies have justified their demand for additional rental fees and that the Communications Act does not permit disparate rates based on the type of service provided over the equipment attached to the utility's pole. The 1996 Act modified the prior pole attachment provisions of the Communications Act. It permits providers of telecommunications services to rely upon the protections of the current law and requires that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way, owned or controlled by the utility if the facility is carrying wires already. The FCC adopted new regulations to govern the charges for pole attachments used by companies providing telecommunications services, including cable operators. These regulations will become effective five years after enactment of the 1996 Act, and any increase in attachment rates resulting from the FCC's new regulations will be phased in in equal annual increments over a period of five years beginning on the effective date of the new FCC regulations. The ultimate outcome of these rulemakings and the ultimate impact of any revised FCC rate formula or of any new pole attachment rate regulations on us or our businesses cannot be determined at this time.

         The 1992 Act, the 1996 Act and FCC regulations preclude any cable operator or satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors. In certain circumstances, these programmers are required to sell their programming to other multichannel video distributors. The provisions limit the ability of program suppliers affiliated with cable companies or with common carriers providing satellite delivered video programming directly to their subscribers to offer exclusive programming arrangements to their affiliates. The FCC's Cable Service Bureau, however, has ruled that, except in limited circumstances, these statutory and regulatory limitations do not apply to programming which is distributed other than by satellite. We are experiencing difficulty in securing access to certain local sports programming in the New York City market, which we consider important to successful competition in that market. RCN brought a formal program access complaint against Cablevision Systems, Inc. over its refusal to provide such programming to RCN. The Cable Services Bureau sustained its traditional view, however, that programming distributed by fiber optic cable was not covered by the program access provisions of the Communications Act, and denied RCN's complaint. RCN believes that the Cable Services Bureau is misreading the law and has sought review by the full Commission of this ruling. The Communications Act also includes provisions concerning horizontal and vertical ownership of cable systems, customer service, subscriber privacy, marketing practices, equal employment opportunity, obscene or indecent programming, regulation of technical standards and equipment compatibility.

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

         The FCC has the authority to enforce its regulations through imposing substantial fines, issuing cease and desist orders and/or imposing other administrative sanctions, such as revoking FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. We have had difficulty gaining access to the video distribution wiring in certain multiple dwelling units in the City of Boston in which Cablevision is the incumbent provider of video services. In some buildings the management will not permit us to install our own distribution wiring and Cablevision has not been willing to permit us to use the existing wiring on some equitable basis when we wish to initiate service to an individual unit previously served by Cablevision. We have sought a ruling from the FCC's Cable Services Bureau that existing FCC inside wiring rules require Cablevision to cooperate with us to make such wiring available to it. The matter is currently pending before the FCC's Cable Services Bureau staff.
However, because RCN status in the city of Boston has changed from OVS operator to franchisee, we will be able to use the Massachusetts Mandatory Access law if it is necessary to do so to gain access to these MDUs.

         Other bills and administrative proposals pertaining to cable television have previously been introduced in Congress or considered by other governmental bodies over the past several years. There will likely be legislative proposals in the future by Congress and other governmental bodies relating to the regulation of communications services.

         Cable television systems are subject to federal compulsory copyright licensing covering the retransmission of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their basic revenues to a federal copyright royalty pool, cable operators can obtain blanket licenses to retransmit the copyrighted material on broadcast signals. Numerous jurisdictions have imposed so-called "open access" requirements for the grant or transfer of a cable franchise and many more are considering doing so. RCN believes its business interests may be served by such open access but is opposed to further regulations or government intervention in regard to such matters.

         Responding to pressure principally from direct broadcast satellite ("DBS") companies, Congress passed the Satellite Home Viewer Improvement Act in late fall of 1999. The principal purpose of this legislation, known as "SHVIA" was to amend the copyright law to permit the DBS companies to carry more local broadcast programming in their programming packages (so-called "local-into-local"). At the same time the legislation directed the FCC to develop new regulations concerning retransmission consent and mandatory access. The retransmission consent provision of SHVIA covers all multiple video program distributors as well as DBS providers. The Commission has adopted its retransmission consent rules as required in SHVIA. These new regulations establish an obligation on the part of broadcasters to bargain in good faith and define good faith by reference to certain prohibited bargaining tactics or positions. The regulations also bar exclusive retransmission agreements but do permit broadcasters to enter into varying terms with MVPDs carrying their signal based on normal competitive criteria. To the extent RCN will need to negotiate such retransmission consent agreements in the future these regulations should help to strength our negotiating position.

         Other Regulatory Issues. The data services business, including Internet access, is largely unregulated at this time apart from Federal, state and local laws and regulations applicable to businesses in general. However, we cannot assure you that this business will not become subject to regulatory restraints. Some federal, state, local and foreign governmental organizations are considering a number of legislative and regulatory proposals with respect to Internet user privacy, infringement, pricing, quality of products and services and intellectual property ownership. We are also unsure how existing laws will be applied to the Internet in areas such as property ownership, copyright, trademark, trade secret, obscenity and defamation. Additionally, some jurisdictions have sought to impose taxes and other burdens on providers of data services, and to regulate content provided via the Internet and other information services. We expect that proposals of this nature will continue to be debated in Congress and state legislatures in the future. In addition, although the FCC has on several occasions rejected proposals to impose additional costs on providers of Internet access service and other data services for the use of local exchange telephone network facilities for access to their customers, the FCC or Congress may consider similar proposals in the future. The adoption of new laws or the adaptation of existing laws to the Internet may decrease the growth in the use of the Internet, which could in turn have a material adverse effect on our Internet business.

         We have interconnection agreements with Bell Atlantic and other incumbent local exchange carriers that entitle us to collect reciprocal compensation payments from them for local telephone calls that terminate on our facilities. We make similar payments for outbound local calls we deliver to the incumbent local exchange carriers. However, Bell Atlantic and other ILECs around the country have been contesting whether the obligation to pay reciprocal compensation to CLECs should apply to local telephone calls from ILECs customers to Internet service providers served by CLECs. The ILECs claim that this traffic is interstate in nature and therefore should be exempt from compensation arrangements applicable to local, intrastate calls. CLECs have contended that the interconnection agreements provide no exception for local calls to Internet service providers and reciprocal compensation is therefore applicable.


         On February 26, 1999, the FCC released a Declaratory Ruling determining that ISP traffic is interstate for jurisdictional purposes, but that its current rules neither require nor prohibit the payment of reciprocal compensation for such calls. In the absence of a federal rule, the FCC determined that state commissions have authority to interpret and enforce the reciprocal compensation provisions of existing interconnection agreements, and to determine the appropriate treatment of ISP traffic in arbitrating new agreements. The FCC also requested comment on alternative federal rules to govern compensation for such calls in the future. The FCC order has been appealed by several parties. Oral argument was heard on November 22, 1999.

         In light of the FCC's order, state commissions, which previously addressed this issue and required reciprocal compensation to be paid for ISP traffic, may reconsider and modify their prior rulings. Several incumbent LECs, including Bell Atlantic, are seeking to overturn prior orders that they claim are inconsistent with the FCC ruling. Of the 26 state commissions that have considered the issue since the FCC's
February 26, 1999 order, 22 have upheld the requirement to pay reciprocal compensation for ISP-bound traffic. Only Massachusetts, New Jersey, Louisiana and South Carolina are not requiring reciprocal compensation for this traffic, at least pending negotiations or a further FCC decision. The New York Public Service Commission ("NYPSC") determined that in certain circumstances, Bell Atlantic can pay a lower reciprocal compensation rate for calls terminated by a competitive LEC in excess of a ratio of three terminating minutes to each originating minute.

         We provide dial-up access lines to our affiliated ISPs as well as other ISP customers, so adverse decisions in state proceedings could have a material impact on our revenues and earnings in those states. Starpower currently has pending complaints against Bell Atlantic in the District of Columbia and Virginia, and against GTE in Virginia, based on these companies' refusal to pay reciprocal compensation.

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

Employees

          As of December 31, 1999, we had approximately 3,450 full-time employees including employees of the joint ventures, general office and administrative personnel and approximately 168 part-time employees. The Company has a collective bargaining agreement that covers approximately 110 employees, which is valid through January 14, 2001. We consider relations with our employees to be good.

ITEM 2. PROPERTIES

Overview of Advanced Fiber Optic Networks

RCN's advanced fiber optic networks are designed to support voice, video and data services via a fiber-rich network architecture. The Company's multi-service network is presently operating in Boston, MA; New York City; Lehigh Valley, PA; Washington, D.C.; San Francisco, CA; Queens, NY; and Philadelphia, PA. The advanced fiber optic network consists of fiber optic transport facilities; local and long distance digital telephony switches; video head-ends; voice, video and data transmission and distribution equipment; Internet routing and WAN equipment and the associated network wiring and network termination equipment. The Company's telephone switching network utilizes the Lucent 5ESS-2000 switching platform as the local switching element and the network is designed to provide highly reliable life-line telephony service. In each of the seven existing markets, a Lucent 5ESS-2000 switch is installed and fully operational. The Company is also entering the Chicago market through its agreement to acquire 21st Century Telecom Group, Inc., a facility-based bundled service provider. The acquisition is expected to close in the second quarter of 2000.

The networks' common backbone signal transport medium for both digital signals (voice, video and data) and analog signals (video) is exclusively fiber optic cable, either RCN-owned, or leased from other providers such as MCI WorldCom, Qwest or Level 3. The digital fiber optic backbone transport network utilizes a Synchronous Optical Network ("SONET") self-healing ring architecture to provide high speed, redundant connections for the delivery of RCN's voice, video and data services. Facility connections from the backbone network to individual buildings or residential and commercial service areas are typically provided via RCN-owned fiber optic facilities. RCN's advanced fiber optic network contains over 2,068 route miles of fiber cable (backbone and distribution fiber) and 3,646 total network route miles (fiber and distribution coax).

Presently, RCN owns and operates seven local telephony switches, two long distance switches, and seven video head-ends within the seven existing markets. As of December 31, 1999, RCN has passed 713,823 homes with its advanced fiber optic network and has connected 968 buildings directly to its fiber optic facilities in metropolitan areas.

We believe that all of our properties are in good operating condition.

The majority of RCN's network infrastructure is built using fiber optic cable as the predominant transport medium. Fiber optic systems are suitable for transmission of digitized voice, video and data information, or a combination of these types of signals. The main benefits resulting from the deployment of fiber optic cable in the backbone and local distribution portions of the network, in place of traditional coaxial cable or copper wire, are greater network capacity, increased functionality, smaller size service areas and decreased requirements for periodic amplification of the signal. These factors contribute to lower installation and maintenance costs and increases the variety and quality of the service offerings. The inherent bandwidth limitations of twisted pair copper wire historically used in telephone networks present a substantial obstacle to the use of existing telephone networks to provide video programming services. Although coaxial cable provides substantially greater bandwidth than twisted pair copper wire, fiber optic cable provides substantially greater bandwidth than coaxial cable. Consequently, newly constructed fiber networks, such as RCN's, provide a superior platform for delivering high speed, high capacity voice, video and data services, when compared to traditional systems based largely on copper wire or coaxial cable.

The fiber optic cable utilized by RCN's network has the increased capacity necessary for the transport and delivery of today's high-bandwidth data and video transmission requirements. The fiber optic cable typically used contains between 12 and 288 fiber strands; however, larger sizes up to 864 strands have been used in certain applications. Each individual strand of fiber is capable of providing a large number of telecommunications channels or "circuits". Depending on the transmission electronics used, a single pair of glass fibers on RCN's network currently can transmit tens of thousands of simultaneous voice conversations, whereas, a typical pair of copper wires can carry a maximum of 24 simultaneous conversations using standard TDM multiplexing systems. Although the LECs commonly use copper wire in their networks, they are currently deploying fiber optic cable to upgrade portions of their copper based network, particularly in areas served by RCN. RCN expects that continued developments and enhancements in communications equipment will increase the capacity of each optical fiber, thereby providing even more capacity at relatively low incremental cost.

As the Company's network is further developed, it will be dependent on certain strategic alliances and other arrangements in order to provide the full range of its telecommunication service offerings. These relationships include RCN's arrangements with MCI WorldCom to lease portions of MCI WorldCom's fiber optic network in New York City and, to a lesser extent, RCN's joint venture with Boston Edison in Boston, the Starpower joint venture in Washington and RCN's arrangements to lease unbundled local loop and T-1 facilities from the serving LEC. See "Strategic Relationships and Facilities Agreement" above and "Voice Services Advanced Fiber Optic Networks" immediately following. Any disruption of these arrangements and relationships could have a material adverse effect on the Company.

Voice Services

Advanced Fiber Optic Networks. The Company's advanced fiber optic networks in all existing markets utilize a voice network that supports both switched and non-switched (private line) services. In metropolitan areas, individual buildings are connected to the network backbone via fiber extensions that are generally terminated in SONET equipment, which provides redundant and fail-safe interconnection between the building and the RCN central switch location. In situations where fiber extensions are not yet available, interim facility connections can be provided by leasing special access facilities through an arrangement with MCI WorldCom or the incumbent LEC. In this regard, RCN has in place agreements which allow it to lease certain facilities owned by the incumbent LECs (unbundled local loops and T-1 facilities) to provide voice services. This enables RCN to provide voice services to subscribers who are not directly connected to RCN's advanced fiber optic network. As RCN's network expands to reach more areas within a target market, subscribers served by these temporary connections will be migrated to RCN's advanced fiber optic network. Within large MDU buildings in metropolitan areas, a voice service hub is established by installing Integrated Digital Loop Carrier ("IDLC") equipment, which acts as the point of interface between the SONET backbone facility and the intra-building wiring. Each IDLC is installed with a standby power system and is capable of serving between 672 and 2048 lines, depending on the specific type of equipment utilized. The IDLC is capable of supporting a wide range of both non-switched services (DS-1, digital data) and switched voice services and features including ISDN, Centrex, Custom Calling and CLASS features. At the time of initial wiring, RCN generally installs wiring in excess of its initial requirements, in order to meet future subscriber demand.

In residential overbuild situations, RCN provides a fiber-rich local distribution architecture for the delivery of voice services to the residential or commercial subscriber. Fiber optic backbone facilities using SONET transport electronics provide interconnection from the telephony distribution electronics to the RCN 5ESS-2000 local telephony switch. Fiber optic facilities are utilized to transport the telephony signals to a residential service area node, a point typically within 900 feet from the furthest subscriber, typically serving 150 homes. The distribution facilities between the node and the subscriber are either coaxial cable or fiber optic cable.

Video Programming

Advanced Fiber Optic Networks.   There are presently seven video head-end
locations within RCN's advanced fiber optic networks (i.e., New York City; Boston, MA; Lehigh Valley, PA; Washington, D.C.; Philadelphia, PA; Queens, NY; and San Francisco, CA). The video head-ends consist of optical transmitters, optical receivers, satellite receivers, signal processors, modulators, encoding equipment, digital video transport equipment and network status monitoring and automated tape distribution equipment. From the head-end, the video signals are transported to secondary hub sites in either digital or analog signal format. Once the signal is received at the secondary hub site, the signal is conditioned, processed and interconnected to the local fiber optic transport facilities for distribution to the video subscribers. The video signals are distributed to individual fiber nodes or receivers via the same fiber optic cable used to deliver the voice and data service. The fiber cable terminates in a fiber optic receiver within an individual building or video service area.
From the fiber node, coaxial cable and related distribution equipment is used to distribute the video signals to the customer premises. The bandwidth of the video distribution is a minimum of 860 MHz, which is capable of supporting between 90 and 110 analog video channels and a substantial number of digital video channels. This distribution plant is specifically designed to be predominantly fiber-based, which increases the reliability and improves the quality of the services delivered as compared to traditional cable television distribution architectures.

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

Hybrid Fiber/Coaxial Cable Systems. RCN owns and operates Hybrid Fiber Coaxial cable television networks in Pennsylvania, New Jersey and New York State (outside of New York City). These networks offer expanded bandwidth and a platform for two-way services, and have an aggregate of 696 route miles of fiber optic cable. The network in Pennsylvania includes a separate high capacity fiber optic ring with a minimum 84 fibers (covering approximately 100 route miles), which is designed and constructed to support a competitive telephony network. The Pennsylvania system consists of 1,865 miles of coaxial cable and 340 route miles of fiber cable. The Pennsylvania system serves 150 nodes from one headend, and operates at 550 - 750 MHz with approximately 80 active channels. The New York system includes 211 route miles of fiber optic cable serving approximately 128 nodes from one head-end. Approximately 70% of the New York system is two-way active 750 MHz plant and is equipped to support both telephony and cable modem services. The New Jersey system includes 145 route miles of fiber optic cable and the bandwidth of the plant is 400/450 MHz. The New Jersey system is planned to be upgraded to 750 MHz and will provide an expanded channel line-up and digital video service by the end of year 2000.
All of the Company's Hybrid Fiber Coax cable systems are 100% one-way addressable.

Data Services. RCN's Internet access and data transmission services are currently provided over the advanced fiber optic network via dial-up modems facilitated through the RCN voice network in on-net subscriber applications. In off-net situations, subscribers use conventional dial-up modems through the incumbent LEC network to access RCN's Internet transmission network. RCN also offers Internet and data transmission services via cable modems over the advanced fiber network. Cable modems, which utilize the broadband coaxial plant, offer higher speed access for data transmission than the speeds achieved by conventional telephone dial-up technology.

RCN is presently developing a long haul, high-bandwidth fiber optic transport facility that will traverse from Boston to Washington D.C. This facility will utilize fiber that RCN recently acquired in an arrangement with Qwest and be used to provide high-speed connectivity between each of RCN's points of presence along the Northeast Corridor. It will initially provide long distance telephone and Internet connectivity along this corridor for RCN's customers.

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

RCN relies on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect its proprietary technology. However, there can be no assurance that RCN's technology will not be misappropriated or that equivalent or superior technologies will not be developed. In addition, there can be no assurance that third parties will not assert that RCN's services or its users' content infringe their proprietary rights. The Company has obtained authorization, typically in the form of a license, to distribute third-party software incorporated in the RCN access software product for Windows 3.1, Windows 95, Windows NT and Macintosh platforms. The Company plans to maintain or negotiate renewals of existing software licenses and authorizations. The Company may desire or need to license other applications in the future.

We own various corporate office facilities in Dallas, PA and technical sites used for storage of hub and headend facilities.

We also lease corporate office facilities in Princeton, NJ and in all of our major markets under various noncancelable leases with terms ranging from 1 to 15 years.

We believe that all of our owned and leased facilities are in good condition

ITEM 3. LEGAL PROCEEDINGS

          RCN has filed suit in the U.S. Court of Appeals for the D.C. Circuit seeking the Court's review of a decision of the FCC which requires RCN, where it operates as an OVS provider, to share certain OVS system and corporate data with in-region cable competitors if such competitors are not franchised within RCN's technically integrated service area. RCN believes the FCC's decision, as well as two related decisions of the Cable Services Bureau, are contrary to law, arbitrary and capricious. The FCC has asked the Court to hold the case in abeyance pending its resolution of a petition for reconsideration filed by Time Warner. RCN has not opposed this request and the Court has granted the Motion.

In the normal course of business, there are various legal proceedings outstanding. In the opinion of management, these proceedings will not have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of the Registrant's 1999 fiscal year.

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

Executive Officers of the Registrant


         David C. McCourt, 43 has been President and Chief Executive Officer of the Company as well as a Director since September 1997. Mr. McCourt has served as a Director and Chairman and Chief Executive Officer of Cable Michigan from September, 1997 to November 1998. In addition, he is a Director and Chairman of Commonwealth Telephone Enterprises, Inc. ("CTE"), positions he has held since October 1993. Mr. McCourt was Chief Executive Officer of CTE from October 1993 to November 1998. Mr. McCourt has also been President and Chief Executive Officer, as well as a Director of Level 3 Telecom Holdings, Inc. formerly Kiewit Telecom Holdings, Inc. He was also Chairman and Chief Executive Officer as well as a Director of Mercom, S.A. de C.V. from October 1993 to November 1998. He was a Director of MFS Communications Company, Inc. from July, 1990 to December, 1996, President and a Director of Metropolitan Fiber Systems/McCourt, Inc. a subsidiary of MFS Telecom, Inc., since 1988, and has been a Director of Cable Satellite Public Affairs Network ("C-SPAN") since June, 1995. He was a Director of WorldCom, Inc. from December 1996 to March 1998 and has been a Director of Level 3 since March 1998.

         Michael A. Adams, 42 has been President and Chief Operating Officer of the Company since October, 1999. Previously, he was President of the Technology and Network Development Group since 1997. Prior to that he served as Vice President of Technology with C-TEC Corporation from November, 1996 to September, 1997. Prior to that he served as Executive Vice President of Commonwealth Communications, Inc. from August, 1996 to November, 1996.

         Timothy J. Stoklosa, 39 has been Executive Vice President and Chief Financial Officer of the Company since January, 2000. Previously, he was Senior Vice President and Treasurer of the Company, since September 1997. Prior to that he served as Executive Vice President and Chief Financial Officer and was a Director of Mercom, Inc. from 1997 to 1998. Mr. Stoklosa was Treasurer of CTE from 1994 to 1997, and has been a Director of CTE since December 1999.

         John J. Jones, 33, has been Executive Vice President, General Counsel and Corporate Secretary of the Company and CTE since July 1998.
         Mr. Jones served as Vice President, General Counsel and Corporate Secretary of Designer Holdings, Ltd. from January 1996 to December 1997. Prior to that time, Mr. Jones was engaged in the private practice of law at the law firm of Skadden, Arps, Slate, Meagher & Flom beginning in September 1991 to August 1995.

         Ralph S. Hromisin, CPA, 39, has been Senior Vice President and Chief Accounting Officer of the Company since August 1998. He was Vice President and Chief Accounting Officer from September 1997 to August 1998. He was Vice President and Chief Accounting Officer of CTE from September 1997 to January 1998. He served as Vice President and Corporate Controller of CTE from August 1994 to September 1997. Mr. Hromisin was Director of Corporate Accounting for CTE from March 1992 to August 1994.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
Matters

   The Company's Common Stock is traded on the NASDAQ stock exchange.
There were approximately 2,705 holders of Registrant's Common Stock on February 29, 1999. The Company maintains a no cash dividend policy. The Company does not intend to alter this policy in the foreseeable future. Other information required under Item 5 of Part II is set forth in Note 18 to the consolidated financial statements included in Part IV Item 14(a)(1) of this Form 10-K.

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

Item 9.  Disagreements on Accounting and Financial Disclosure.

         During the two years preceding December 31, 1999, there has been neither a change of accountants of the Registrant nor any disagreement on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

   The information required under Item 10 of Part III with respect to the Directors of Registrant is set forth in the definitive proxy statement relating to Registrant's Annual Meeting of Shareholders to be filed by the Registrant with the Commission pursuant to Section 14(a) of the 1934 Act and is hereby specifically incorporated herein by reference thereto.

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

Item 13.  Certain Relationships and Related Transactions

The information required under Item 13 of Part III is included in the definitive Proxy Statement relating to Registrant's Annual Meeting of Shareholders to be filed by Registrant with the Commission pursuant to Section 14 (a) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Report on form 8-K.

Item 14 (a)(1) Financial Statements:

        Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997.

        Consolidated Statements of Cash Flows for Years Ended December 31, 1999, 1998 and 1997.

        Consolidated Balance Sheets - December 31, 1999 and 1998.

        Consolidated Statements of Changes in Common Shareholders' Equity for Years Ended December 31, 1999, 1998 and 1997.

        Notes to Consolidated Financial Statements

        Report of Independent Accountants

Item 14 (a)(2) Financial Statement Schedules:
        Description
        Condensed Financial Information of Registrant for the Year Ended December 31, 1999. (Schedule I)

        Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 1999, 1998 and 1997 (Schedule II)

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

  (b) Certificate of Amendment to the amended and restated Articles of Incorporration Certificate of Amendment to the amended and restated of the Registrant are incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed on August 11, 1998. (Commission File No. 333-61223.)

  (c) Certificate of Designations, Preferences and Rights of Series A 7% Senior Convertible Preferred Stock dated April 7, 1999 (incorporated herein by reference to Exhibit 3.1 to RCN's Registration Statement on Form S-3 (filed February 1,
      1999) (Commission File No. 333-71525) ("1999 Form S-3"))

  (d) Certificate of Designations, Preferences, and Rights of Series B 7% Senior Convertible Preferred Stock (incorporated by reference to Exhibit A of Exhibit 10.01 to RCN's current report on Form 8-K (filed October 1,1999) (Commission File No. 0-22825))

  (e) Form of Amended and Restated Bylaws of the Registrant are incorporated herein by reference to Exhibit 3.2 to the Company's Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

(4)  Instruments defining the rights of security holders, including indentures


   (a) Credit Agreement dated as of June 3, 1999 among RCN, the borrowers named therein, the lenders party thereto, The Chase Manhattan Bank, as Agent, Chase Securities Inc., as Lead Arranger and Book Manager, and Deutsche Bank A.G., Merrill Lynch Capital Corp. and Morgan Stanley Senior Funding, as Documentation Agents (incorporated herein by reference to Exhibit 10.01 to RCN's Current Report on Form 8-K dated August 17, 1999 (filed August 17, 1999) (Commission File No. 000-22825)

   (b)   Form of Indenture between RCN, as Issuer, and The Chase
         Manhattan Bank, as Trustee, with respect to the 10 1/8%
         Senior Notes due 2010 (incorporated herein by reference to Exhibit 4.11 to RCN's 1999 Form S-3)

   (c) Indenture dated June 24, 1998 between RCN, as Issuer, and The Chase Manhattan Bank, as Trustee, with respect to the 11% Senior Discount Notes due 2008 (incorporated herein by reference to Exhibit 4.8 to RCN's Registration Statement on Form S-1 (filed June 1, 1998) (Commission File No. 333-55673) ("1998 Form S-1"))

   (d)   Form of 11% Senior Discount Note due 2008 (included in
         Exhibit 4.3) (incorporated herein by reference to Exhibit
         4.9 to RCN's 1998 Form S-1)

   (e) Indenture dated as of February 6, 1998 between RCN, as Issuer, and The Chase Manhattan Bank, as Trustee, with respect to the 9.80% Senior Discount Notes due 2008 (incorporated herein by reference to Exhibit 4.1 to RCN's Registration Statement on Form S-4 (filed March 23, 1998) (Commission File No. 333-48487) ("1998 Form S-4"))

   (f) Form of the 9.80% Senior Discount Notes due 2008, Series B (included in Exhibit 4.5) (incorporated herein by reference to Exhibit 4.2 to RCN's 1998 Form S-4)

   (g) Indenture dated as of October 17, 1997 between RCN, as Issuer, and The Chase Manhattan Bank, as Trustee, with respect to the 10% Senior Notes due 2007 (incorporated herein by reference to Exhibit 4.1 to RCN's Registration Statement on Form S-4 (filed November 26, 1997) (Commission File No. 333-41081) ("1997 Form S-4"))

   (h)   Form of the 10% Senior Exchange Notes due 2007 (included in
         Exhibit 4.7) (incorporated herein by reference to Exhibit
         4.2 to RCN's 1997 Form S-4)

   (i) Indenture dated as of October 17, 1997 between RCN, as Issuer, and The Chase Manhattan Bank, as Trustee, with respect to the 11 1/8% Senior Discount Notes due 2007 (incorporated herein by reference to Exhibit 4.3 to RCN's 1997 Form S-4)

   (j) Form of the 11 1/8% Senior Discount Exchange Notes due 2007 (included in Exhibit 4.9) (incorporated herein by reference to Exhibit 4.4 to RCN's 1997 Form S-4)

   (k) Escrow Agreement dated as of October 17, 1997 among The Chase Manhattan Bank, as escrow agent, The Chase Manhattan Bank, as Trustee under the Indenture (as defined therein), and RCN (incorporated herein by reference to Exhibit 4.6 to RCN's 1997 Form S-4)

   (l) Credit Agreement dated as of July 1, 1997 among C-TEC Cable Systems, Inc., ComVideo Systems, Inc., C-TEC Cable Systems of New York, Inc. and First Union National Bank, as agent (incorporated herein by reference to Exhibit 4.1 to RCN's Information Statement on Form 10/A (filed July 10, 1997) (Commission File No. 000-22825))

 * (m) First amendment, dated as of December 3, 1999, to the Credit Agreement, dated as of June 3, 1999 among RCN, the borrowers named therein, the lenders party thereto, The Chase Manhattan Bank, as Agent, Chase Securities Inc., as Lead Arranger and Book Manager, and Deutsche Bank A.G., Merrill Lynch Capital Corp. and Morgan Stanley Senior Funding, as Documentation Agents (incorporated herein by reference to Exhibit 10.01 to RCN's Current Report on Form
         8-K dated August 17, 1999 (filed August 17, 1999)
         (Commission File No. 000-22825)

   (n) Indenture, dated as of December 22, 1999, between RCN, as Issuer, and The Chase Manhatten Bank, as Trustee, with respect to the 10 1/8% Senior Discount Notes due 2010. (incorporated herein by reference to Exhibit 4.11 to RCN's Registration Statement on Form S-3/A (filed October 6, 1999)(Commission File No. 333-71525) ("1999 Form S-3/A")

   (o)   Form of the 10 1/8% Senior Discount Notes due 2010 (included in
         Exhibit 4.11 (incorporated herein by reference to exhibit 4.11 to RCN's 1999 Form S-3/A.

   (p) Stock Purchase Agreement dated as of October 1, 1999 between Vulcan Ventures Incorporated (incorporated by reference to RCN's Form 8-K dated October 1, 1999, Commission file No. 0-22825).

   (q) Voting Agreement dated as of OCtober 1, 1999 among RCN, Vulcan Ventures Incorporated and Level 3 Telecom Holdings, Inc.
         (incorporated by reference to RCN's Form 8-K dated October 1, 1999, Commission File No. 0-22825)

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

21*   Subsidiaries of Registrant

23*   Consent of PricewaterhouseCoopers LLP with respect to RCN Corporation

24*   Power of Attorney

27*   Financial Data Schedule

99 (b) Report on Form 11-k with respect to the RCN Savings and Stock Ownership Plan will be filed as an amendment to this Report on Form 10-K.

Item 14.(b) Reports on Form 8-K

     On December 17, 1999, The Company announced that it has entered into a definitive agreement with respect to the acquisition of 21st Century Telecom Group, Inc. Pro forma financial statements of RCN Corporation and financial statements for 21st Century Telecom Group, Inc. are filed as Exhibit 99.1 hereto.

     On December 12, 1999, The Company entered into an Agreement and Plan of Merger with 21st Century Telecom Group, Inc. providing for the acquisition of 21st Century by the Company.

     On October 4, 1999, the Company announced that Vulcan Ventures Incorporated ("Vulcan"), the investment organization of Paul G. Allen, has agreed to make a $1.65 billion investment in the Company. The investment is in the form of mandatorily convertible preferred stock (the "Preferred Stock"), which will be converted into the Registrant's Common Stock, par value $1.00 per share ("Common Stock"), no later than seven years after it is issued. Vulcan has agreed to purchase 1,650,000 shares of the Preferred Stock. The Preferred Stock has a liquidation preference of $1,000 per share and is convertible into Common Stock at a price of $62 per share.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 30, 2000               RCN Corporation

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

Signature                           Title                      Date
---------                           -----                      ----

PRINCIPAL EXECUTIVE AND ACCOUNTING OFFICERS:


\s\ David C. McCourt           Chairman and Chief          March 30, 2000
--------------------------     Executive Officer
David C. McCourt

\s\ Michael A. Adams           President and Chief         March 30, 2000
--------------------------     Operating Officer
Michael A. Adams

\s\ Timothy J. Stoklosa        Executive Vice President    March 30, 2000
--------------------------     and Chief Financial Officer
Timothy J. Stoklosa

\s\ Ralph S. Hromisin          Senior Vice President and   March 30, 2000
--------------------------     Chief Accounting Officer
Ralph S. Hromisin

DIRECTORS:

\s\ David C. McCourt                                       March 30, 2000
-------------------------
David C. McCourt

\s\ James Q. Crowe                                         March 30, 2000
-------------------------
James Q. Crowe

\s\ Walter E. Scott, Jr.                                   March 30, 2000
-------------------------
Walter E. Scott, Jr.

\s\ Richard R. Jaros                                       March 30, 2000
-------------------------
Richard R. Jaros

\s\ Thomas May                                             March 30, 2000
-------------------------
Thomas May

\s\ Alfred Fasola                                          March 30, 2000
-------------------------
Alfred Fasola

\s\ Thomas P. O'Neill, III                                 March 30, 2000
-------------------------
Thomas P. O'Neill, III

\s\ Eugene Roth                                            March 30, 2000
-------------------------
Eugene Roth

\s\ Stuart E. Graham                                       March 30, 2000
-------------------------
Stuart E. Graham

\s\ Michael B. Yanney                                      March 30, 2000
-------------------------
Michael B. Yanney

\s\ Edward S. Harris                                       March 30, 2000
-------------------------
Edward S. Harris

\s\ Michael J. Levitt                                      March 30, 2000
-------------------------
Michael J. Levitt

\s\ William D. Savoy                                       March 30, 2000
-------------------------
William D. Savoy

\s\ Michael A. Adams                                       March 30, 2000
-------------------------
Michael A. Adams

\s\ Timothy J. Stoklosa                                    March 30, 2000
-------------------------
Timothy J. Stoklosa

 SCHEDULE I

                                RCN CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS
                            (THOUSANDS OF DOLLARS)

                                                        For the Years Ended December 31,
                                                        --------------------------------
                                                              1999          1998
                                                           ----------    ----------
Sales                                                      $       13    $      177
Other income (expense)                                          7,795       (18,293)
Costs and expenses                                                 23           177
                                                           ----------    ----------

Operating income (loss)                                         7,785       (18,293)

Interest income                                                 3,103         2,834
Interest expense                                             (161,466)     (106,161)
                                                           ----------    ----------

(Loss) before income taxes                                   (150,578)     (121,620)

(Benefit) for income taxes                                    (59,592)      (36,164)
Equity in (loss) of
  consolidated entities                                      (264,042)     (119,989)
                                                           ----------    ----------
Net (loss)                                                   (355,028)     (205,442)
Preferred stock dividend and accretion requirements            13,542             -
                                                           ----------    ----------
Net (loss) to common shareholders                          $ (368,570)   $ (205,442)
                                                           ==========    ==========

(Loss) per average common share:
    Net (loss)                                             $    (5.12)   $    (3.36)
    Weighted average common shares outstanding             71,966,301    61,187,354


SCHEDULE I

                                RCN CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                December 31,
                                                        --------------------------
                                                            1999          1998
                                                        -----------    -----------
ASSETS
Current assets
     Cash and temporary cash investments                $     3,703    $        15
     Accounts receivable from related parties                     -             99
     Accounts receivable from affiliates                    409,514         13,172
     Accounts receivable                                          6              4
     Prepayments & other                                     93,912         25,120
     Investments restricted for debt service                 22,128         22,500
                                                        -----------    -----------
Total current assets                                        529,263         60,910

Investments restricted for debt service                           -         19,869
Investments in subsidiaries                               2,273,075      1,444,450
Unamortized debt issuance cost                               60,639         26,640
Deferred charges and other assets                            25,844          9,525
                                                        -----------    -----------
Total assets                                            $ 2,888,821    $ 1,561,394
                                                        ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable to affiliates                          87,797         20,368
     Accrued interest                                        12,928          4,813
     Accrued expenses                                           838            152
                                                        -----------    -----------
Total current liabilities                                   101,563         25,333

Long-term debt                                            2,141,516      1,164,615

Preferred Stock                                             253,438

Shareholders' Equity

     Common stock                                            77,724         65,477
     Deficit                                               (591,128)      (222,558)
     Additional paid in capital                             923,341        539,770
     Cumulative translation adjustment                       (2,014)        (3,055)
     Unrealized appreciation on investments                  (6,228)         1,113
     Treasury stock                                          (9,391)        (9,301)
                                                        -----------    -----------
Total common shareholders' equity                           392,304        371,446

Total liabilities and shareholders' equity              $ 2,888,821    $ 1,561,394
                                                        ===========    ===========

SCHEDULE I

                                RCN CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                               For the years Ended December 31,

                                                                     1999            1998
                                                                   ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                                    $(355,028)     $ (205,442)
     Realized (gain)/loss on disposal of Lancit                       (8,621)              -
     Deferred income taxes and investment tax credits                (15,175)         (7,728)
     Working capital                                                (390,852)        (19,009)
     Equity in loss of consolidated entity                           244,045         119,986
     Equity in loss of unconsolidated entity                          19,997               -
     Noncash accretion of discounted senior notes                    101,901          80,925
     Amortization of financing costs                                   5,492           2,733
     Noncash unrealized appreciation/depreciation on TCI              (7,341)              -
     Noncash write-off of acquired R&D                                     -          18,293
     Other                                                            (1,145)          1,080
                                                                   ---------      ----------

Net cash (used in) operating activities                             (406,727)         (9,162)
                                                                   ---------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions                                                    (53,322)        (47,028)
     Other                                                          (990,843)       (562,106)
                                                                   ---------      ----------

Net cash (used in) investing activities                           (1,044,165)       (609,134)
                                                                  ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock                      344,342         112,866
     Proceeds from the issuance of preferred stock                   239,897               -
     Issuance of long-term debt                                      875,000         500,587
     Interest paid on Senior Notes                                    22,500          22,375
     Financing costs                                                 (39,491)        (10,185)
     Proceeds from the exercise of stock options                      12,422           1,969
     Purchase of treasury stock                                          (90)         (9,301)
                                                                   ---------      ----------

Net cash provided by financing activities                          1,454,580         618,311
                                                                   ---------      ----------


Net increase/(decrease) in cash and temporary cash investments         3,688              15


Beginning cash & temporary cash investments                               15               0
                                                                   ---------      ----------

Ending cash & temporary cash investments                           $   3,703      $       15
                                                                   =========      ==========


SCHEDULE II
                                RCN CORPORATION
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                            (THOUSANDS OF DOLLARS)

        COLUMN A                                COLUMN B                    COLUMN C                  COLUMN D        COLUMN E
       ----------                             ------------                 ----------                ----------      ----------
                                                                            ADDITION
                                                                  ----------------------------
                                               BALANCE AT           CHARGED           CHARGED                        BALANCE AT
                                              BEGINNING OF         TO COSTS           TO OTHER                         END OF
DESCRIPTION                                      PERIOD           AND EXPENSE         ACCOUNTS       DEDUCTIONS        PERIOD
-----------                                      ------           -----------         --------       ----------        ------
ALLOWANCE FOR DOUBTFUL ACCOUNTS-
 DEDUCTED FROM ACCOUNTS RECEIVABLE
 IN THE CONSOLIDATED BALANCE SHEETS

                      1999                      $5,766              $7,691            $  510           $1,709          $12,258
                      1998                      $2,134              $4,096            $1,215           $1,679          $ 5,766
                      1997                      $  861              $2,732            $  997           $2,456          $ 2,134

ALLOWANCE FOR DEFERRED TAX ASSETS-
 DEDUCTED FROM DEFERRED TAX ASSETS
 IN THE CONSOLIDATED BALANCE SHEETS

                      1999                     $82,068            $163,144           $   363          $10,200         $235,375
                      1998                     $ 8,404            $ 64,498           $12,963          $ 3,797         $ 82,068
                      1997                     $ 3,691            $  5,777           $     -          $ 1,064         $  8,404


RCN CORPORATION
SELECTED FINANCIAL DATA
Thousands of Dollars Except Per Share Amounts
For the Years Ended December 31,

                                                     1999         1998         1997        1996       1995
                                                   ----------   ----------   ---------   ---------  ---------
Sales                                              $  275,993   $  210,940   $  127,297  $ 104,910  $  91,997
(Loss) income before extraordinary charge and
  cumulative effect of change in accounting
    principle                                      $ (354,604)  $ (204,801)  $  (49,181) $  (5,989) $   2,114
Basic and diluted (loss) income per average
  common share before extraordinary charge
   and cumulative effect of change in
    accounting principle                           $    (5.11)  $    (3.35)  $    (0.89) $   (0.11) $    0.04
Dividends per share                                         -            -            -          -          -
Total assets                                       $3,192,114   $1,907,615   $1,150,992  $ 628,085  $ 649,610
Long-term debt, net of current maturities          $2,143,096   $1,263,036   $  686,103  $ 131,250  $ 135,250
Redeemable preferred stock                         $  253,438            -            -          -          -


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

The following discussion should be read in conjunction with the Company's historical Consolidated Financial Statements and Notes thereto:

GENERAL

RCN Corporation (the "Company" or "RCN") is the nation's first and largest single-source facilities-based provider of bundled local and long distance phone, cable television and high-speed Internet services to the densest residential markets in the country. The Company is currently delivering broadband services over its Megaband Network or designing and building its network on both the East and West coasts as well as in Chicago. In addition, the Company is a leading Internet Service Provider in its markets. RCN offers individual or bundled service options, superior customer service and competitive prices. The Company is also constructing our networks with significant excess capacity in order to accommodate expanded services in the future. The Company intends to expand the services provided to its customers through strategic alliances and opportunistic development of complementary products. In addition, the Company will use the excess capacity in its fiber optic networks to provide services to commercial customers located on or near its networks.

RCN's Megaband Network is a unique broadband fiber-optic platform capable of offering a full suite of communications services including fully featured voice, video and high-speed Internet to residential customers. The network employs SONET ring backbone architecture, and localized nodes built to ensure its state-of-the-art fiber optics travel to within 900 feet of the Company's customers, with fewer electronics and lower maintenance costs than existing local networks. The Company's high-capacity local fiber-optic networks target densely populated areas comprising 44% of the US residential communications market spread over just 6% of its geography. Additional information can be found at www.RCN.com.

The Company expects that the operating and net losses from its business will rise in the future as it expands and develops its network and customer base.

There can be no assurance that RCN will achieve or sustain profitability or positive operating income in the future as it develops its advanced fiber optic network.

The operating losses have resulted primarily from expenditures associated with the development of the Company's operational infrastructure and marketing expenses. The Company expects it will continue to experience negative operating income while it continues to invest in its networks and until such time as revenue growth is sufficient to fund operating expenses. The Company expects to achieve positive operating margins over time by (i) increasing the number of customers it serves, (ii) increasing the number of connections per customer by cross marketing its services and promoting bundled service options and therefore increasing the revenue per customer, (iii) lowering the costs associated with new subscriber additions and (iv) reducing the cost of providing services by capturing economies of scale. The Company expects its operating revenues will increase in future periods through internal growth of its current advanced fiber optic networks, increases in penetration, and increases in the number of services per customer; however, the Company also expects that operating losses will increase for some period of time as the Company initiates network development in new markets and expands its current networks. When the Company makes its initial investment in a new market, the operating losses typically increase as the network and sales force are expanded to facilitate growth. The Company's ability to generate positive cash flow in the future will depend on the extent of capital expenditures in current and additional markets, the ability of the Company to generate revenues and cash flow, competition in the Company's markets and any potential adverse regulatory developments. The Company will be dependent on various financing sources to fund its growth as well as continued losses from operations. There can be no assurance that such funding will be available, or available on terms acceptable to the Company.
See - "Liquidity and Capital Resources."

The terms of the Company's joint ventures require the mutual consent of the Company and its joint venture partner to distribute or advance funds to the Company. The Company's debt agreements allow subsidiaries and joint ventures to incur indebtedness for network buildout costs, which indebtedness may contain limitations on the subsidiaries' and the joint ventures' ability to pay dividends and distributions to the Company. Cash flows available to the Company in future periods will be affected by the extent to which operations are conducted through joint ventures. Due to the degree of control that the Company has in the joint ventures, RCN accounts for the BECO joint venture on a consolidated basis and Starpower, Megacable and JuniorNet under the equity method of accounting.

Prior to September 30, 1997, RCN Corporation was operated as part of C-TEC Corporation ("C-TEC"). On September 30, 1997, C-TEC distributed 100 percent of the outstanding shares of common stock of its wholly owned subsidiaries, RCN and Cable Michigan, Inc. ("Cable Michigan") to holders of record of C-TEC's common stock and C-TEC's Class B Common Stock as of the close of business on September 19, 1997 (the "Distribution"). C-TEC's corporate services group and corporate financial services company both became subsidiaries of RCN immediately coincident with the Distribution.

C-TEC, RCN and Cable Michigan have entered into certain agreements, including a distribution agreement and a tax-sharing agreement, providing for the Distribution, and governing various ongoing relationships, including the provision of support services, between the three companies.

Management believes that the Company operates as one reportable operating segment which contains many shared expenses generated by the Company's various revenue streams and that any segment allocation of shared expenses incurred on a single network to multiple revenue streams would be impractical and arbitrary; furthermore, the Company currently does not make such allocations internally. The Company's chief decision makers do, however, monitor financial performance in a way which is different from that depicted in the historical general purpose financial statements in that such measurement includes the consolidation of all joint ventures, including Starpower which is not consolidated under generally accepted principles. Such information, however, does not represent a separate segment under generally accepted accounting principles and therefore it is not separately disclosed.

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

For the year ended December 31, 1999, sales increased 30.8% to $275,993 from $210,940 for the same period in 1998. Operating losses before depreciation, amortization and acquired in-process technology was $(131,967) as compared to $(51,412) for the same period in 1998.

Sales
-----
Video sales are comprised primarily of subscription fees for basic, premium and pay-per-view cable television services; All of RCN's networks can support these services. A digital tier of cable service is being deployed in selected markets.

Voice sales include local telephone service fees consisting primarily of monthly line charges, local toll and special features and long-distance telephone service fees based on minutes of traffic and tariffed rates or contracted fees. Voice sales include both resold services and traffic over the Company's own switches.

Data sales represent Internet access fees billed at contracted rates, as well as, related revenues including web hosting and dedicated access. The Company offers both dial-up and high speed cable modem services.

Total sales increased $65,053, or 30.8% to $275,993 for the year ended
December 31, 1999 from $210,940 for the year ended December 31, 1998. The increase was fueled by higher average service connections which increased
32.4% to approximately 909,000 for the year ended December 31, 1999 (including connections of the Starpower joint venture) from approximately 687,000 for the year ended December 31, 1998. The increase in average service connections resulted principally from growth in dial-up Internet connections and growth in average on-net connections, which increased 245.5% from approximately 49,000 for the year ended December 31, 1998 to approximately 170,000 for the year ended December 31, 1999. Total advanced fiber connections increased 80.7% from 123,393 at December 31, 1998 to 222,964 at December 31, 1999. Advanced fiber units passed increased 134.4% to 713,823 units at December 31, 1999 from 304,505 units at December 31, 1998.

Voice sales increased $19,506, or 55.9%, to $54,426 for the year ended
December 31, 1999 from $34,920 for the year ended December 31, 1998. Approximately $22,000 of the increase in voice sales is attributable to higher average connections. Average advanced fiber voice connections increased approximately 292.1% to approximately 47,500 for the year ended December 31, 1999 (including connections of the Starpower joint venture) from approximately 12,000 for the year ended December 31, 1998. Average off-net voice connections increased approximately 12.2% to approximately 55,700 for the year ended December 31, 1999 from approximately 49,700 for the year ended December 31, 1998. The increase in voice sales due to higher average connections was partially offset by lower average revenue per connection of 2.0%. Although minutes, calls and average length increased, revenue per minute declined.

Video sales increased $12,207, or 10.8% to $125,285 for the year ended
December 31, 1999 from $113,078 for the year ended December 31, 1998. The increase was primarily due to approximately 27,400 additional average video connections for the year ended December 31, 1999 as compared to the year ended December 31, 1998. Average on-net video connections grew 73,600 or 209.1% to approximately 108,800 for the year ended December 31, 1999 (including connections of the Starpower joint venture) from approximately 35,200 for the
year ended December 31, 1998.   Average off-net video connections were
approximately 168,000 and 214,200 for the year ended December 31, 1999 and 1998, respectively. Overall higher average service connections contributed approximately $8,673 to the increase in video sales and higher average revenue per connection of 1% principally contributed the remainder.

Data sales increased $27,426, or 68% to $67,750 for the year ended
December 31, 1999 from $40,324 for the year ended December 31, 1998. The increase was primarily due to approximately 154,000 additional average data connections for the year ended December 31, 1999 as compared to the year ended December 31, 1998.

For the year ended December 31, 1999, the Company had approximately 515,700 average off-net data connections and approximately 13,600 average advanced fiber data connections, including connections of the Starpower joint venture. For the year ended December 31, 1998, the Company had approximately 373,400 average off-net data connections and approximately 1,900 advanced fiber data connections, including connections of the Starpower joint venture.
Overall higher average service connections contributed approximately $16,500 to the increase in data sales and higher average revenue per connection of 19.2% contributed the remainder.

Other sales increased $5,913 or 26.1% to $28,532 for the year ended December 31, 1999 from $22,619 for the year ended December 31, 1998. The increase was due primarily to higher reciprocal compensation.

The Company recognizes that managing customer turnover is an important factor in maximizing revenues and cash flow. For the year ended December 31, 1999, the Company's average monthly churn rate was approximately 2.3%.

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

Direct expenses increased $38,139, or 37.3% to $140,448 for the year ended December 31, 1999 from $102,309 for the year ended December 31, 1998. The increase was principally the result of higher sales, a lower margin on video sales due to higher franchise fees and programming rates, and a lower margin on data sales due to transitional costs associated with the conversion of existing circuits to certain technology upgrades.

Operating, selling, general and administrative expenses primarily include customer service costs, advertising, sales, marketing, order processing, telecommunications network maintenance and repair ("technical expenses") general and administrative expenses, installation and provisioning expenses, and other corporate overhead.

Operating, selling, general and administrative costs increased $107,469, or 67.2% to $267,512 for the year ended December 31, 1999 from $160,043 for the year ended December 31, 1998.

Customer services costs, including order processing, increased approximately $9,700, or 32.3%, for the year ended December 31, 1999 as compared to the year ended December 31, 1998. The increase is primarily personnel related to support the 32.4% increase in average connections over the comparable period in 1998 and to increase the level of service. Customer service costs per average connection per month increased .8% in 1999 over 1998.

Technical expense, including installation and provisioning, increased approximately $23,817, or 77.8%, for the year ended December 31, 1999 as compared to the year ended December 31, 1998. Technical expense increases of approximately $29,600 were due to engineering and construction headcount and contract labor additions made to plan and execute network expansion and network operations control center monitoring. Rental and utility expense, primarily for material storage and hub sites, increased approximately $5,500, partially offset by an increase of approximately $12,100 in technical costs capitalized as part of the cost basis of the telecommunications network.

Sales and marketing costs increased approximately $8,000, or 27.6%, for the year ended December 31, 1999 as compared to the year ended December 31, 1998. The increase resulted principally from additional staff and related commissions and benefits, to cover increases in marketable homes, to increase penetration in the Company's existing markets and to increase the number of services per customer.

Advertising costs increased approximately $10,900, or 45.5% for the year ended December 31, 1999 as compared to the year ended December 31, 1998. The increase is primarily related to costs incurred to begin to develop brand awareness in the California market as well as continued expansion of existing markets.

General and administrative expenses increased approximately $55,000, or 118.8%, for the year ended December 31, 1999 as compared to the year ended December 31, 1998. Information technology expenses increased approximately $15,700. The Company is in the process of developing information technology systems which will provide a sophisticated customer care infrastructure as well as other administrative support systems. The expense increases represent staff additions to both support this effort and maintain the systems as well as consulting expenses associated with the planning and analysis stages of such systems development. The Company expects that such charges may increase in future periods until the planning and analysis stages of its IT systems development projects are complete.

Operating taxes, primarily property taxes, increased approximately $2,800 as a result of expanded operations. External legal expense increased approximately $4,000 primarily associated with the procurement of regulatory approvals for potential future markets. Approximately $19,500 of the increase in general and administrative expense is attributable to acquisitions in 1998, which were included for a full twelve months in 1999, the June 1998 acquisition of Lancit Media, which was disposed of in April 1999, and the 1999 acquisitions of DNAI and Brainstorm. Rent and utility expense increased approximately
$4,800 primarily related to additional space required to support the increase in headcount. Higher bad debt expense of approximately $3,700 was associated with the increase in sales. The remaining increase primarily represents additional development and support expenses associated with expanding operations and new markets.

Depreciation and amortization
-----------------------------
Depreciation and amortization was $146,043 for the year ended December 31, 1999 and $89,088 for the year ended December 31, 1998. The increase of $56,955, or 63.9% was the result of a higher depreciable basis of plant resulting primarily from expansion of the Company's advanced fiber network, and amortization of intangible assets arising from the acquisitions in 1998. The cost basis of property, plant and equipment at December 31, 1999 and 1998 was $1,123,760 and $601,679, respectively. The basis of intangible assets was $296,875 and $267,031 at December 31, 1999 and 1998, respectively.

In future periods, depreciation and amortization are expected to exceed amounts recorded in 1999 due to depreciation with respect to expansion of the Company's advanced fiber optic network.

Interest income
----------------
Interest income was $76,786 and $58,679 for the year ended December 31, 1999 and 1998, respectively. The increase of $18,107, or 30.9%, results from higher average cash, temporary cash investments and short-term investments as compared to the same period in 1998. Cash, temporary cash investments and short-term investments were approximately $1,793,000 at December 31, 1999 and approximately $1,013,000 at December 31, 1998. During 1999, proceeds from the following significant financing transactions increased cash, temporary cash investments and short-term investments: (1) the issuance of 250,000 shares of a new issue of the Company's Series A Preferred Stock in April 1999, which yielded net proceeds of approximately $240,000, (2) the issuance of 9,200,000 shares of the Company's common stock, in May 1999, which yielded net proceeds of approximately $344,000 and (3) $875,000 from new borrowings, partially offset by the repayment of the Company's $100,000 term loan (Note 10). These increases were partially offset by capital expenditures of approximately $526,000 and working capital requirements.

Interest expense
----------------
For the year ended December 31, 1999, interest expense was $158,139 as compared to $112,239 for the year ended December 31, 1998. The increase resulted primarily from higher interest and commitment fees of $30,275 relating to the Company's Credit Facility which the Company entered into with Chase Manhattan Bank in June 1999 (Note 10), of which $500,000 of the Term Loan B was borrowed in June 1999. The remaining increase is due to higher accretion on the 11.125%, 9.8% and 11% senior discount notes issued in October 1997, February 1998 and June 1998, respectively, of $20,976 and to higher amortization of debt issuance costs of approximately $2,700. These increases were partially offset primarily by lower interest of approximately $4,300 relating to the prepayment of the $100,000 term loan (Note 10) and higher capitalized interest aggregating approximately $5,100.

Gain on the sale of Lancit
--------------------------
In April 1999, the Company sold its investment in Lancit to JuniorNet, a commercial-free online learning service for children, for approximately
$24,600 in cash. Concurrent with the sale, the Company acquired an ownership interest in JuniorNet of approximately 47.54%. The Company recognized a $8,930 gain on the sale. The Company also deferred $8,201 representing the portion of the gain attributable to the Company's ownership interest in JuniorNet immediately after the acquisition.

Income tax
----------
The Company's effective income tax rate was a benefit of 1.4% and 2.3% for the year ended December 31, 1999 and December 31, 1998, respectively.
The primary reason for the difference is that the tax effect of the Company's cumulative losses has exceeded the tax effect of accelerated deductions, primarily depreciation, which the Company has taken for federal income tax purposes. As a result, generally accepted accounting principles do not permit the recognition of such excess losses in the financial statements. This accounting treatment does not impact cash flows for taxes or the amounts or expiration periods of actual net operating loss carryovers. For additional analysis of the changes in income taxes, see the reconciliation of the effective income tax rate in Note 11 to the consolidated financial statements.

Minority interest
-----------------
For the year ended December 31, 1999 and 1998 minority interest of $28,262 and $17,162, respectively, primarily represents the interest of Boston Edison Company ("BECO") in the loss of RCN-BECOCOM.


Equity in the loss of unconsolidated entities
---------------------------------------------
For the year ended December 31, 1999, equity in the loss of unconsolidated entities primarily represents the Company's share of the losses and amortization of excess cost over net assets of Megacable of $1,763, Starpower of $12,200 and JuniorNet of $19,997. For the year ended December 31, 1998, equity in the loss of unconsolidated entities primarily represents the Company's share of the losses and amortization of excess cost over net assets of Megacable of $2,384 and Starpower of $10,335.

Extraordinary Item - prepayment of debt
----------------------------------------
In June 1999, the Company prepaid a term loan with the proceeds of the Credit Facility (Note 10). The early extinguishment of the debt resulted in the write off of the applicable unamortized debt issuance cost which is reflected as an extraordinary charge of ($424).


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

Sales
-----
For the year ended December 31, 1998 total sales were $210,940, an increase of $83,643 or 65.7%, from $127,297 for the year ended December 31, 1997. The increase resulted from higher total service connections which increased 219.6% to approximately 855,000 at December 31, 1998 from approximately 268,000 at December 31, 1997. The increase in total service connections resulted principally from dial-up internet connections from the acquisitions of Erols Internet, Inc. ("Erols") and UltraNet Communications ("UltraNet") in February 1998, and growth in advanced fiber connections, which increased 714.6% from approximately 15,000 in 1997 to approximately 123,000 at December 31, 1998. The service connections at December 31, 1998 include connections of the Starpower joint venture which is accounted for under the equity method of accounting. The Starpower service connections resulted primarily from customers in the joint venture market acquired from Erols Internet, Inc.
in February 1998.

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

Costs and Expenses, excluding depreciation and amortization
-----------------------------------------------------------
Direct expenses increased $50,553 or 97.7% to $102,310 for the year ended December 31, 1998 from $51,757 for the year ended December 31, 1997. The increase was primarily due to higher voice connections, primarily resold voice, which contributed approximately $27,500 to the increase. Higher video programming costs of approximately $8,000 resulted from higher programming rates, new channels and increased video connections. The remaining increase primarily represents Internet access costs associated with the increase in data revenues.

Operating, selling, general and administrative costs increased $76,832 or 92.3%, to $160,042 for the year ended December 31, 1998 from $83,210 for the year ended December 31, 1997.

Advertising costs increased approximately $14,000 or 136.9% for the year ended December 31, 1998 as compared to the year ended December 31, 1997. Costs associated with an extensive high visibility multi-media campaign primarily in New York City and Boston, which commenced in June 1997, increased approximately $4,400 over 1997. Internet advertising, primarily associated with the acquisition of Erols, increased approximately $5,300. Promotional materials expense increased approximately $1,000. Ad agency fees and costs to promote the commencement of telephony product offerings, in Lehigh Valley, Pennsylvania are the significant contributions to the remaining increase in advertising expense.

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

Acquired in-process research and development
--------------------------------------------
In connection with the acquisitions of Erols and UltraNet, RCN has allocated $13,228 for Erols and $5,065 for UltraNet to in-process research and development ("IPR&D"). Specifically, four projects were identified which qualified as IPR&D by definition of not having achieved technological feasibility and representing technology which at the point of acquisition offered no alternative use than the defined project. The fair value of the IPR&D projects associated with these acquisitions is based upon a discounted cash flow analysis modified to represent only that portion of the project associated with completed research and development efforts at the date of acquisition. The IPR&D valuation charge was measured by the stage of completion method. The expected completion percentages are estimated based on the available financial information at the date of acquisition and were established on a project by project basis primarily calculated by dividing the costs incurred to date by the total expected R&D expenses specific to the project. The significant assumptions utilized by management were as follows:

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

Equity in loss of unconsolidated entities
-----------------------------------------
For the year ended December 31, 1998, equity in the loss of unconsolidated entities primarily represents the Company's 50% interest in the loss of Starpower of $10,335 and the Company's share of the losses and amortization of excess cost over net assets of Megacable of $2,384. In January 1995, the Company purchased a forty percent equity position in Megacable, a Mexican cable television provider, for cash of $84,115. The Company is exposed to foreign currency translation adjustments resulting from translation into U.S. dollars of the financial statements of Megacable, which through December 1996 utilized the peso as the local and functional currency. Such adjustments have historically been included as a separate component of shareholders' equity. Effective January 1, 1997, since the three year cumulative rate of inflation at December 31, 1996 exceeded 100%, Mexico was being treated for accounting purposes under Statement of Financial Accounting Standards No. 52 - "Foreign Currency Translation" as having a highly inflationary economy through December 31, 1998. As a result, the financial statements of Megacable are remeasured as if the functional currency was the U.S. dollar. The remeasurement of the Mexican peso into U.S. dollars creates translation adjustments which are included in net income. The Company is also exposed to foreign currency transaction losses resulting from transactions of Megacable which are made in currencies different from Megacable's own. The Company's proportionate share of transaction gains (losses) are included in income as they occur. The Company does not hedge its foreign currency exchange risk and it is not possible to determine what effect future currency fluctuations will have on the Company's operating results. Exchange gains (losses) of ($768) and ($12)
1998 and 1997, respectively, including translation losses in 1998 and 1997, are included in the respective statements of operations through the Company's proportionate share of losses of Megacable.

In 1997, Megacable had sales of $37,480, operating income before depreciation and amortization of $13,409 and net income of $9,739. In 1997, Megacable had sales of $30,441, operating income before depreciation and amortization of $10,504 and net income of $6,653. The Company's investment in Megacable exceed its underlying equity in the net assets of Megacable when acquired by approximately $94,000, which goodwill is being amortized on a straight-line basis over 15 years. In 1998 and 1997 amortization of the Company's excess purchase price over the net assets of Megacable when acquired was $6,280 in each year. For the year ended December 31, 1997, equity in the loss of unconsolidated entities primarily represents the Company's share of the losses and amortization of excess cost over net assets of Megacable.

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

Based on its current growth plan, the Company expects that it will require a substantial amount of capital to expand the development of its network and operations into new areas within its larger target markets. The Company needs capital to fund the construction of its advanced fiber optic networks, upgrade its Hybrid Fiber/Coaxial plant, fund operating losses and repay its debts. The Company currently estimates that its capital requirements for the period from January 1, 2000 through 2001 will be approximately
$3.6 billion, which include capital expenditures of approximately $1.4 billion in 2000 and approximately $1.6 billion in 2001. These capital expenditures will be used principally to fund additional construction to the Company's fiber optic network in high density areas in the Boston, New York, Washington, D.C. and San Francisco Bay markets as well as to expand into new markets including Chicago and Philadelphia, and to develop its information technology systems. These estimates are forward-looking statements that may change if circumstances related to construction, timing or receipt of regulatory approvals and opportunities to accelerate the deployment of the Company's networks do not occur as expected. In addition to the Company's own capital requirements, its joint venture partners are expected to contribute approximately $350 million, of which approximately $265 million has been contributed, to the joint ventures through 1999 in connection with development of the Boston and Washington, D.C. markets.

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


Pursuant to an exchange agreement between BECO and RCN, BECO has the right, from time to time, to convert portions of its ownership interest in RCN-BECOCOM into shares of our common stock, based on an appraised value of such interest. Shares issued upon such exchanges are issued to NSTAR Communications Securities Corporation ("NSTAR Securities"). In 1999, BECO and the Company entered into two exchange transactions pursuant to which BECO converted a portion of its ownership interest into RCN common stock which was issued to NSTAR Securities. Prior to such exchange transactions, BECO owned a 49% interest in the joint venture. On February 19, 1999, BECO exchanged a portion of its interest for 1,107,539 shares of RCN common stock. Such portion of the interest was valued as of January 15, 1998. On December 31, 1999, BECO exchanged a further portion of its interest for 2,989,543 shares of RCN common stock.
(Note 19). Such portion of the interest was valued as of May 27, 1999. Following such exchanges, BECO retains a 23.14% sharing ratio in the joint venture, and the right to invest as if it owned a 49% interest. Such investment percentage will decrease to the extent NSTAR Securities disposes of such RCN common stock.

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

The Company has completed the following debt and equity offerings:

    Date            Description                   Proceeds       Maturity
--------------  ------------------------------   ----------  -----------------
October 1997    10% Senior Notes                  $225,000   October 5, 2007
October 1997    11.125% Senior Discount Notes     $601,045   October 5, 2007
February 1998   9.8% Senior Discount Notes        $350,587   February 15, 2008
June 1998       11% Senior Discount Notes         $149,999   June 1, 2008
December 1999   10.125% Senior Notes              $375,000   January 15, 2010


    Date            Description/Price             Proceeds    Number of Shares
--------------  ------------------------------   ----------  ------------------
June 1998       Equity Offering $19.50/share      $112,866        6,098,355
April 1999      Equity Offering $39/share         $239,897          250,000
June 1999       Equity Offering $39/share         $344,342        9,200,000


The Indentures for the Notes referred to above all contain similar provisions. The Chase Manhattan Bank acts as Trustee for each of the Indentures. All the aforementioned Notes are general senior unsecured obligations of RCN. The Senior Discount Notes do not bear cash interest for the first three years from the offering. Thereafter, cash interest on the notes will accrue at the respective interest rate per annum and will be payable semi-annually in arrears every six months.

The Senior Discount Notes are not callable for five years, and are redeemable in whole or in part, at any time on or after the fifth year, at the option of RCN. The Senior Notes are not callable for five years, and are redeemable in whole or in part, at any time on or after the fifth year, at the option of RCN. Both the Senior Discount Notes and the Senior Notes may be redeemed after year five at redemption prices starting at approximately 105% of the principal amount and declining to 100% of the principal amount, plus any accrued and unpaid interest.

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

The Indentures contain certain covenants that, among other things, limit the ability of RCN and its subsidiaries to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations.

On April 7, 1999, Hicks, Muse, Tate & Furst, through Hicks Muse Fund IV purchased 250,000 shares of Series A Preferred Stock, par value $1 per share, for gross proceeds of $250,000. The Series A Preferred Stock is cumulative and has an annual dividend rate of 7% payable quarterly in cash or additional shares of Series A Preferred Stock and has a initial conversion price of $39.00 per share. The Series A Preferred Stock is convertible into common stock at any time. The Series A Preferred Stock is subject to a mandatory redemption on March 31, 2014 at $1,000 per share, plus accrued and unpaid dividends, but may be called by the Company after four years. At December 31, 1999 the Company paid dividends in the amount of $13,053 in the form of additional shares of Series A Preferred Stock. At December 31, 1999 the number of common shares that would be issued upon conversion of the Series A Preferred Stock was 6,744,949. The Company incurred $10,000 of issuance cost in connection with the sale of the Series A Preferred Stock.

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

The Revolver may be borrowed and repaid from time to time. Up to $150,000 of the Revolver may be used to fund working capital needs and for general corporate purposes. The remaining $100,000 of the Revolver as well as the term loans may be used solely to finance telecommunications assets. The amount of the commitments under the Revolver automatically reduces to $175,000 on June 3, 2005 and the remaining commitments are reduced quarterly in equal installments through to maturity at June 3, 2006. The Revolver can also be utilized for letters of credit up to a maximum of $15,000. As of December 31, 1999 approximately $4,914 in the form of letters of credit had been drawn under the Revolver.

The Term Loan A is available for drawing until December 3, 2001, at which time any undrawn commitments expire. At December 31, 1999 there were no outstanding loans under the Term Loan A. Any outstanding borrowings under the Term Loan
A at September 3, 2002 will be repaid in quarterly installments based on percentage increments of the Term Loan A that start at 3.75% per quarter on September 3, 2002 and increase in steps to a maximum of 10% per quarter on September 3, 2005 through to maturity at June 3, 2006.

As of December 31, 1999, $500,000 of the Term Loan B was outstanding. The Term Loan B was fully drawn at closing. Amortization of the Term Loan B starts on September 3, 2002 with quarterly installments of $1,000 per quarter until September 3, 2006 when the quarterly installments increase to $121,000 per quarter through to maturity at June 3, 2007.

The interest rate on the Credit Facility is, at the election of the Borrowers, based on either a LIBOR or an alternate base rate. For a Revolver or Term Loan A borrowing, the interest rate will be LIBOR plus a spread of up to 300 basis points or the base rate plus a spread of 200 basis points, depending upon financial covenant calculations. In the case of the Revolver and the Term Loan A, a fee of 125 basis points on the unused commitment accrues until the Company's EBITDA has become positive and thereafter at up to 125 basis points depending upon the Company's utilization of the commitments.
For all Term Loan B borrowings the interest includes a spread that is fixed at 350 basis points over the LIBOR or 250 basis points over the alternate base rate.

The Credit Agreement contains conditions precedent to borrowing, events of default (including change of control) and covenants customary for facilities of this nature. The Credit Facility is secured by substantially all of the assets of the Company and its subsidiaries.

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

The Company has indebtedness that is substantial in relation to its shareholders' equity and cash flow. At December 31, 1999 the Company had an aggregate of approximately $2,144,000 of indebtedness outstanding, and the ability to borrow up to an additional $500,000 under the Credit Agreement.
The Company also has cash, temporary cash investments and short-term investments aggregating approximately $1,793,000 and a current ratio of approximately 7.24:1.

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

The objective of the Company's "other than trading portfolio" is to invest in high quality securities, to preserve principal, meet liquidity needs, and deliver a suitable return in relationship to these guidelines.

For the year ended December 31, 1999, the Company's net cash used in operating activities was $83,721 comprised primarily of a net loss of ($355,028) adjusted by non-cash depreciation and amortization of $146,043, other non-cash items totaling $98,599 and working capital changes of $35,898. Net cash used in investing activities of $1,088,552 consisted primarily of additions to property, plant and equipment of $526,240, purchase of short-term investments of $4,230,149, investment in unconsolidated joint venture of $25,439 and acquisitions of $53,322, partially offset by net sales and maturities of short-term investments of $3,724,495. Net cash provided by financing activities of $1,443,559 included the issuance of long-term debt of $875,000, proceeds from the issuance of stock of $584,239, proceeds from the issuance of stock options of $12,422, contribution from minority interest partner of $91,140 and decrease in investments restricted for debt service of $22,500, partially offset by the repayment of long-term debt and capital leases of $101,622, and payments made for debt financing costs of $39,484.

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

IMPACT OF THE YEAR 2000 ISSUE

The Company has completed its assessment of and has taken corrective action to mitigate any potential adverse effects that the year 2000 issue may have had on its operations. Costs in connection with any modifications made to make our systems compliant have not been and are not expected to be material. We are not currently aware of any operational or technical problems as a result of the year 2000 issue, however there can be no assurance that the year 2000 issue will not have a material adverse impact on our financial condition or our results of operations in the future.

Item 7a.  Quantitative & qualitative disclosures about market risk.

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

The objective of the company's "other than trading portfolio" is to invest in high quality securities, to preserve principal, meet liquidity needs, and deliver a suitable return in relationship to these guidelines. RCN may from time to time enter into interest rate protection agreements. See note 10 to the consolidated financial statements.

                                     RCN CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                         (THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE DATA)

                                                                    For the Years Ended December 31,

                                                                    1999          1998         1997
                                                                -----------------------------------------
Sales                                                           $   275,993   $   210,940    $   127,297
Costs and expenses, excluding depreciation and amortization         407,960       262,352        134,967
Depreciation and amortization                                       146,043        89,088         53,205
Acquired in-process research and development                              -        18,293              -
Nonrecurring charges                                                      -             -         10,000
                                                                -----------------------------------------
Operating (loss)                                                   (278,010)     (158,793)       (70,875)
Interest income                                                      76,786        58,679         22,824
Interest expense                                                   (158,139)     (112,239)       (25,602)
Gain on sale of subsidiary                                            8,930             -              -
Other (expense) income, net                                          (3,567)       (1,889)           131
                                                                -----------------------------------------
(Loss) before income taxes                                         (354,000)     (214,242)       (73,522)
(Benefit) for income taxes                                           (5,094)       (4,998)       (20,849)
                                                                -----------------------------------------
(Loss) before minority interest and
  equity in unconsolidated entities                                (348,906)     (209,244)       (52,673)
Minority interest in loss of consolidated entities                   28,262        17,162          7,296
Equity in (loss) of unconsolidated entities                         (33,960)      (12,719)        (3,804)
                                                                -----------------------------------------
(Loss) before extraordinary item and cumulative
  effect of change in accounting principle                         (354,604)     (204,801)       (49,181)
Extraordinary item - debt prepayment costs, net of tax                 (424)            -         (3,210)
Cumulative effect of change in accounting for
  start-up costs, net of tax                                              -          (641)             -
                                                                -----------------------------------------
Net (loss)                                                         (355,028)     (205,442)       (52,391)
Preferred stock dividend and accretion requirements                  13,542             -              -
                                                                -----------------------------------------
Net (loss) to common shareholders                               $  (368,570)  $  (205,442)   $   (52,391)
                                                                =========================================

Basic and diluted earnings per average common share:
(Loss) before extraordinary item and
  cumulative effect of change in accounting principle           $    (5.11)   $    (3.35)    $    (0.89)
Extraordinary item - debt prepayment costs                      $    (0.01)   $        -     $    (0.06)
Cumulative effect of change in accounting
  for start-up costs                                            $        -    $    (0.01)    $        -
Net (loss)                                                      $    (5.12)   $    (3.36)    $    (0.95)
Weighted average shares outstanding                             71,966,301    61,187,354     54,965,716


See accompanying notes to Consolidated Financial Statements.

                                   RCN CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                         (THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE DATA)

                                                                            December 31,
                                                                         1999       1998
                                                                     ----------------------
ASSETS
Current assets
  Cash and temporary cash investments                                $  391,412  $  120,126
  Short-term investments                                              1,401,877     892,448
  Accounts receivable from related parties                                8,015       6,919
  Accounts receivable, net of reserve for doubtful accounts
    of $12,258 in 1999 and $5,766 in 1998                                43,483      27,261
  Unbilled revenues                                                       2,124       2,727
  Material and supply inventory                                          21,064       3,870
  Prepayments and other                                                  13,853      15,368
  Deferred income taxes                                                       -         712
  Investments restricted for debt service                                23,111      23,437
                                                                     ----------------------
Total current assets                                                  1,904,939   1,092,868
                                                                     ----------------------
Property, plant and equipment, net of accumulated depreciation
 of $230,581 in 1999 and $153,304 in 1998                               893,179     448,375
Investments restricted for debt service                                      48      19,869
Investments                                                             190,571     129,529
Intangible assets, net of accumulated amortization of
  $158,384 in 1999 and $97,313 in 1998                                  138,491     169,718
Deferred charges and other assets                                        64,886      47,256
                                                                     ----------------------
Total assets                                                         $3,192,114  $1,907,615
                                                                     ======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt and capital lease obligations $    1,225  $    4,097
  Accounts payable to related parties                                    35,809       7,153
  Accounts payable                                                       92,785      65,623
  Advance billings and customer deposits                                 16,901      21,679
  Accrued interest                                                       13,090       5,267
  Accrued cost of sales                                                  18,296      12,000
  Deferred income taxes                                                   1,464           -
  Accrued expenses                                                       69,875      62,250
                                                                     ----------------------
Total current liabilities                                               249,445     178,069
                                                                     ----------------------
Long-term debt                                                        2,143,096   1,263,036
Deferred income taxes                                                        -        3,281
Other deferred credits                                                   24,598      14,667
Minority interest                                                       129,234      77,116
Commitments and contingencies (Note 14)
Preferred stock, par value $1 per share:
  Authorized  25,000,000 shares: Issued 263,053
   shares at December 31, 1999                                          253,438           -
Common shareholders' equity:
Common stock, par value $1 per share: Authorized 200,000,000 shares:
  Issued 77,724,070 and 65,477,493 shares at
    December 31, 1999 and 1998, respectively                             77,724      65,477
Class B common stock, par value $1 per share: Authorized
  400,000,000 shares: none issued
Additional paid-in capital                                              923,340     539,770
Cumulative translation adjustments                                       (2,014)     (3,055)
Unrealized (depreciation) appreciation on investments                    (6,228)      1,113
Treasury stock, 562,000 shares and 557,000 shares at cost
  at December 31, 1999 and 1998, respectively                            (9,391)     (9,301)
Accumulated deficit                                                    (591,128)   (222,558)
                                                                     ----------------------
Total common shareholders' equity                                       392,303     371,446
                                                                     ----------------------
Total liabilities and shareholders' equity                           $3,192,114  $1,907,615
                                                                     ======================
See accompanying notes to Consolidated Financial Statements.


                                 RCN CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (THOUSANDS OF DOLLARS)

                                                                         For the Years Ended December 31,
                                                                        1999           1998          1997
                                                                     -----------------------------------------
Cash flows from operating activities
  Net (loss)                                                         $ (355,028)    $ (205,442)    $ (52,391)
  Accretion of discounted debt                                          101,901         80,925         8,103
  Accretion on short-term investments                                    (6,318)        (2,010)            -
  Amortization of debt issuance costs                                     5,534          2,816           408
  Acquired in-process research and development                                -         18,293             -
  Unrealized (depreciation) appreciation on short-term investments       (7,341)             -             -
  Gain on sale of subsidiary                                             (8,621)             -          (661)
  Extraordinary item - debt  prepayment penalty                             424              -         3,210
  Depreciation and amortization                                         146,043         89,088        53,205
  Deferred income taxes and investment tax credits, net                  (9,270)        (6,147)      (10,503)
  Provision for losses on accounts receivable                             7,691          4,125         2,732
  Equity in loss of unconsolidated entities                              33,960         12,719         3,804
  Minority interest                                                     (28,262)       (17,162)       (7,296)
  Net change in certain assets and liabilities,
   net of business acquisitions:
    Accounts receivable and unbilled revenues                           (22,353)         3,500       (14,979)
    Material and supply inventory                                       (17,124)        (1,109)       (1,605)
    Accounts payable                                                     59,950         28,456        11,193
    Accrued expenses                                                     25,943         37,446         3,353
    Accounts receivable from related parties                             (1,096)         2,910         3,180
    Accounts payable to related parties                                   2,179          3,405        (1,132)
    Unearned revenue                                                     (2,659)       (17,629)            -
  Other                                                                  (9,274)           926         1,448
                                                                     ---------------------------------------
Net cash (used in) provided by operating activities                     (83,721)        35,110         2,069
                                                                     ---------------------------------------
Cash flows from investing activities:
  Additions to property, plant and equipment                           (526,240)      (285,867)      (79,042)
  Purchase of short-term investments                                 (4,230,149)      (936,401)     (445,137)
  Sales and maturities of short-term investments                      3,724,495        461,795        76,923
  Acquisitions and investments                                          (54,822)       (47,361)      (30,490)
  Investment in unconsolidated joint venture                            (25,439)       (20,000)            -
  Proceeds from sale of subsidiary                                       23,711              -         1,900
  Other                                                                    (108)          (342)          (14)
                                                                     ---------------------------------------
Net cash (used in) investing activities                              (1,088,552)      (828,176)     (475,860)
                                                                     ---------------------------------------

                                 RCN CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (THOUSANDS OF DOLLARS)

Cash flows from financing activities
  Repayment of long-term debt and capital leases                       (101,622)        (7,770)     (141,250)
  Issuance of long-term debt                                            875,000        502,587       688,000
  Proceeds from the issuance of common stock                            344,342        112,866             -
  Proceeds from the issuance of preferred stock                         239,897        112,866             -
  Purchase of treasury stock                                                (90)        (9,301)            -
  Contribution to minority interest partner                                (122)          (108)            -
  Change in affiliate notes, net                                              -              -        97,624
  Extraordinary item - debt prepayment penalty                             (424)             -        (3,210)
  Payments made for debt financing costs                                (39,484)       (10,185)      (20,151)
  Cash contribution from minority interest partner                       91,140         77,849         9,016
  Decrease (increase) related to investments
    restricted for debt service                                          22,500         22,375       (61,250)
  Proceeds from the exercise of stock options                            12,422          1,969           230
  Transfers from C-TEC                                                        -              -        89,323
  Transfers (to) C-TEC                                                        -              -       (23,474)
                                                                     ---------------------------------------
Net cash provided by financing activities                             1,443,559        690,282       634,858
                                                                     ---------------------------------------
Net increase (decrease) in cash and temporary cash investments          271,286       (102,784)      161,067
Cash and temporary cash investments at beginning of year                120,126        222,910        61,843
                                                                     ---------------------------------------
Cash and temporary cash investments at end of year                   $  391,412     $  120,126      $222,910
                                                                     =======================================
Supplemental disclosures of cash flow information
Cash paid during the periods for:
  Income taxes                                                       $    1,897     $    1,047      $  1,090
                                                                     =======================================
  Interest (net of $5,126 and $1,636 capitalized in 1999
  and 1998, respectievly)                                            $   42,880     $   28,781      $ 16,536
                                                                     =======================================

See accompanying notes to Consolidated Financial Statements


                       RCN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (THOUSANDS OF DOLLARS)

Supplemental Schedule of Non-Cash Investing and Financing Activities

In July 1999, RCN completed the acquisition of Brainstorm Networks, Inc. The transaction was accounted for as a purchase.

A summary of the transaction is as follows:

      Fair value of assets acquired                                $    15,785
      Less:
      Fair value of RCN stock issued                                    11,619
      Liabilities assumed                                                1,850
                                                                   -----------
      Net cash paid                                                $     2,316


In August 1999, RCN completed the acquisition of Direct Network Access, Ltd. The transaction was accounted for as a purchase.

A summary of the transaction is as follows:

     Fair value of assets acquired                                $     11,416
     Less:
     Fair value of RCN stock issued                                      6,844
     Liabilities assumed                                                 1,107
                                                                  ------------
     Net cash paid                                                $      3,465

Preferred stock dividends in the form of additional shares of preferred stock aggregated $13,053 in 1999.

Non-cash accretion of preferred stock was $489 in 1999.

In February 1999, BECO exchanged a portion of its ownership interest in RCN-BECOCOM for 1,107,539 shares of RCN Common Stock, with a fair value of aproximately $19,520.

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

In February 1998, RCN completed the acquisition of UltraNet.
The transaction was accounted for as a purchase.

A summary of the transaction is as follows:

      Fair value of assets acquired                                $    41,500
      Less:
      Fair value of RCN stock issued                                   (26,200)
      Fair value of stock options exchanged                             (1,900)
      Liabilities assumed                                               (5,700)
                                                                   -----------
      Net cash paid                                                $     7,700
                                                                   ===========

In June 1998, RCN completed the acquisition of Interport Communications, Corp. The transaction was accounted for as a purchase

A summary of the transaction is as follows:

      Fair value of assets acquired                                $    11,000
      Less:
      Fair value of RCN stock issued                                    (8,500)
      Liabilities assumed                                               (1,200)
                                                                   -----------
      Net cash paid                                                $     1,300
                                                                   ===========

In June 1998, RCN completed the acquisition of Lancit Media Entertainment, Ltd. The transaction was accounted for as a purchase.

A summary of the transaction is as follows:

       Fair value of assets acquired                               $    14,800
       Less:
       Fair value of RCN stock issued                                   (7,400)
       Liabilities assumed                                              (7,000)
                                                                   -----------
       Net cash paid                                               $       400
                                                                   ===========

In July 1998, RCN completed the acquisition of JavaNet, Inc. The transaction was accounted for as a purchase.

A summary of the transaction is as follows:

       Fair value of assets acquired                               $    21,800
       Less:
       Fair value of RCN stock issued                                  (13,400)
       Liabilities assumed                                              (4,700)
                                                                   -----------
       Net cash paid                                               $     3,700
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


See accompanying notes to Consolidated Financial Statements

                                     RCN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                         (THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE DATA)

                                                             Additional
                                                   Common      Paid        Accumulated
                                                   Stock     in Capital      Deficit
                                                 ---------   ----------    -----------
Balance, December 31, 1996                       $       1   $        -     $       -
  Net loss from 1/1/97 through 9/30/97
  Net loss from 10/1/97 through 12/31/97                                      (17,116)
  Transfers from C-TEC
  Common stock issued in connection
    with the distribution                           54,968      321,556
  Stock plan transactions                               20          210
                                                 ---------   ----------     ---------
Balance, December 31, 1997                          54,989      321,766       (17,116)
  Net loss                                                                   (205,442)
  Common stock offering                              6,099      106,767
  Stock plan transactions                              436        2,001
  Common Stock and stock options issued
    in connection with acquisitions                  3,953      109,258
  Purchase of treasury stock
  Unrealized appreciation on investments
  Other                                                             (22)
                                                 ---------   ----------     ---------
Balance, December 31, 1998                       $  65,477   $  539,770     $(222,558)
  Net loss to common shareholders                                            (368,570)
  Common stock offering                              9,200      335,142
  Stock plan transactions                            1,466       10,956
  Conversion of joint venture ownership
    interest                                         1,108       18,413
  Common stock and stock options issued
   in connection with acquisitions                     467       18,852
  Purchase of treasury
   stock
  Unrealized depreciation
   on investments
  Cumulative translation
   adjustments
  Other                                                  6          207
                                                 ---------   ----------     ---------
Balance, December 31, 1999                       $  77,724   $  923,340     $(591,128)
                                                 =========   ==========     =========

See accompanying notes to Consolidated Financial Statements

                           RCN CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                (THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE DATA)

                                                                                    Unrealized
                                                      Shareholders    Cumulative   Appreciation/       Total
                                            Treasury      Net         Translation  Depreciation     Shareholders
                                             Stock     Investment     Adjustment   on Investments      Equity
                                            --------  ------------  -------------- --------------   ------------
Balance, December 31, 1996                  $      -  $   393,819   $     (3,055)  $          -     $    390,765
  Net loss from 1/1/97 through 9/30/97                    (35,275)                                       (35,275)
  Net loss from 10/1/97 through 12/31/9                                                                  (17,116)
  Transfers from C-TEC                                     17,980                                         17,980
  Common stock issued in connection
    with the distribution                                (376,524)                            -
  Stock plan transactions                                                                                    230
                                            --------  -----------   ------------   ------------     ------------
Balance, December 31, 1997                         -            -         (3,055)             -          356,584
  Net loss                                                                                              (205,442)
  Common stock offering                                                                                  112,866
  Stock plan transactions                                                                                  2,437
  Stock and stock options issued
    in connection with acquisitions                                                                      113,211
  Purchase of treasury stock                  (9,301)                                                     (9,301)
  Unrealized appreciation on investments                                                  1,113            1,113
  Other                                                                                                      (22)
                                            --------   ----------   ------------   ------------     ------------
Balance, December 31, 1998                  $ (9,301)  $        -   $     (3,055)  $      1,113     $    371,446
  Net Loss to common shareholders                                                                      (368,570)
  Common stock offering                                                                                  344,342
  Stock plan transactions                                                                                 12,422
  Conversion of joint venture ownership
    interest                                                                                              19,521
  Common stock issued in
   connection with acquisitions                                                                           19,319
  Purchase of treasury
   stock                                         (90)                                                        (90)
  Unrealized depreciation
   on investments                                                                        (7,341)          (7,341)
  Cumulative translation
   adjustments                                                             1,041                           1,041
  Other                                                                                                      213
                                            --------   ----------   ------------   ------------     ------------
Balance, December 31, 1999                  $ (9,391)  $        -   $     (2,014)  $     (6,228)    $    392,303
                                            ========   ==========   ============   ============     ============

See accompanying notes to Consolidated Financial Statements

                                                        RCN CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                               FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                             (THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE DATA)


                                                      Common            Treasury          Shares
                                                   Shares Issued         Stock          Outstanding
                                                   -------------       ---------        -----------
Balance, December 31, 1996                                 1,400               -              1,400
  Common stock issued in connection with
    the distribution                                  54,967,952                         54,967,952
  Stock plan transactions                                 20,518                             20,518
                                                   -------------       ---------        -----------
Balance, December 31, 1997                            54,989,870               -         54,989,870
  Common stock offering                                6,098,355                          6,098,355
  Stock plan transactions                                436,342                            436,342
  Common Stock issued in connection with
    acquisitions                                       3,952,926                          3,952,926
  Purchase of treasury stock                                            (557,000)          (557,000)
                                                   -------------       ---------        -----------
Balance, December 31, 1998                            65,477,493        (557,000)        64,920,493

  Preferred stock offering
  Preferred stock dividend
  Common stock offering                                9,200,000                          9,200,000
  Stock plan transactions                              1,518,897                          1,518,897
  Conversion of joint venture ownership
    interest                                           1,107,539                          1,107,539

  Common Stock issued in connection with
    acquisitions                                         420,141                            420,141
  Purchase of treasury stock                                              (5,000)            (5,000)
                                                   -------------      ----------        -----------
Balance, December 31, 1999                            77,724,070        (562,000)        77,162,070
                                                   =============      ==========        ===========

See accompanying notes to Consolidated Financial Statements


                                RCN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE DATA)

1. BACKGROUND AND BASIS OF PRESENTATION

RCN Corporation (the "Company" or "RCN") provides a wide range of telecommunications services through high speed, high capacity advanced fiber optic networks. RCN currently offers individual or bundled local and long distance telephone, video and data services, including high speed Internet access. We provide our services primarily to residential customers in selected markets with high levels of population density and favorable demographics.
RCN's advanced fiber optic networks have been established in selected markets in the Boston to Washington D.C. corridor and in the San Francisco to San Diego corridor, and has begun development in the Chicago market.

Prior to September 30, 1997, RCN Corporation was operated as part of C-TEC Corporation ("C-TEC"). On September 30, 1997, C-TEC distributed 100 percent of the outstanding shares of common stock of its wholly owned subsidiaries, RCN and Cable Michigan, Inc. ("Cable Michigan") to holders of record of C-TEC's common stock and C-TEC's Class B common stock as of the close of business on September 19, 1997 (the "Distribution"). C-TEC's corporate services group and corporate financial services company both became subsidiaries of RCN immediately coincident with the Distribution.

C-TEC's corporate services group had historically provided substantial support services such as finance, cash management, legal, human resources, insurance and risk management and its financial statements are included in the consolidated financial statements of the Company. Prior to the Distribution, the corporate office allocated the cost for these services pro rata among the business units supported. In the opinion of management, the method of allocating these costs is reasonable; however, the costs of these services remaining with the Company after allocation to C-TEC's other business units are not necessarily indicative of the costs that would have been incurred by the Company on a stand-alone basis. The historical expense levels for these services after allocation to CTE and Cable Michigan was approximately $8,000 for the nine months ending September 30,1997.

C-TEC, RCN and Cable Michigan have entered into certain agreements providing for the Distribution, and governing various ongoing relationships, including the provision of support services, between the three companies.

The consolidated financial statements have been prepared using the historical basis of assets and liabilities and historical results of operations of all wholly and majority owned subsidiaries. However, the historical financial information for 1997 presented herein reflects periods during which the Company did not operate as an independent company and accordingly, certain assumptions were made in preparing such financial information. Such information, therefore, may not necessarily reflect what the results of operations, financial condition or cash flows of the Company would have been had the Company been an independent, public company during all of 1997.

The consolidated financial statements include the accounts of all wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. The Company has a 48.96% interest in Megacable, a Mexican cable television system operator, and accounts for its investment by the equity method. The RCN-BECOCOM joint venture which the Company controls and in which the minority investors do not possess significant veto rights is consolidated. The Starpower and JuniorNet joint ventures are accounted for by the equity method.

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

Short-Term Investments and Investments Restricted for Debt Service -
------------------------------------------------------------------
Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date in accordance with Statement of Financial Accounting Standards No. 115 - "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 1999 and 1998, marketable debt and equity securities have been categorized as available for sale. The Company states its short-term investments at market. Investments restricted for debt service have been categorized as held to maturity since management has the positive intent and ability to hold such securities to maturity. At December 31, 1999, investments restricted for debt service are comprised of U.S. Treasury notes and Federal Agency notes and are stated at cost, which approximates market.

Material and Supply Inventory -
-----------------------------
Material and supply inventory includes telecommunications equipment for use in construction of the Company's services network. Inventories are stated at average cost.

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

Intangible Assets -
-----------------
Intangible assets are valued at cost and are amortized on a straight-line basis over the expected period of benefit ranging from 1 to 15 years. The average estimated lives of intangible assets are:
                                                            Lives
                                                            -----
Franchises and subscriber lists                          3-11  years
Acquired current products/technologies                      4  years
Noncompete agreements                                     5-8  years
Goodwill                                                 3-10  years
Building access rights                                    3-4  years
Other intangible assets                                  1-15  years


Accounting for Impairments -
--------------------------
The Company follows the provisions of Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). The Company has not recognized any material impairment losses pursuant to SFAS 121.

Revenue Recognition -
-------------------
Local telephone service revenue is recognized as earned based on tariffed rates. Long distance telephone service revenue is recognized based on minutes of traffic processed and tariffed rates or contracted fees. Reciprocal compensation, the fee local exchange carriers pay to terminate calls on each others networks, is recognized on a cash basis due to the uncertain regulatory environment. Revenues from cable programming services are recognized in the month the service is provided. Internet access web page and server hosting and private line point to point data transmission service revenues are recognized based on contracted fees.

Advertising Expense -
-------------------
Advertising costs are expensed as incurred. Advertising expense charged to operations was $34,865, $28,841 and $12,203 in 1999, 1998 and 1997,
respectively.

Debt Issuance Costs -
--------------------
Debt issuance costs are amortized over the life of the note. Debt Issuance costs charged to operations were $5,534, $2,816 and $408 in 1999, 1998, and 1997, respectively.

Stock Based Compensation -
------------------------
The Company applies Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock plans. The Company has adopted the disclosure - only provisions of Statement of Financial Accounting Standards No. 123 - "Accounting for Stock-Based Compensation" ("SFAS 123").

Income Taxes  -
------------
The Company and its subsidiaries report income for federal tax purposes on a consolidated basis. Income tax expense is allocated to subsidiaries on a separate return basis except that the Company's subsidiaries receive benefits for the utilization of net operating losses and investment tax credits included in the consolidated return even if such losses and credits could not have been used on a separate return basis. Prior to the Distribution, the Company and its subsidiaries were included in the consolidated federal income tax return of C-TEC. The Company accounts for income taxes using the asset and liability method.

Foreign Currency Translation -
----------------------------
The Company has a 48.96% interest in Megacable. For 1997 and 1998, the Company considered Megacable to operate in a highly inflationary economy due to the three-year cumulative rate of inflation at December 31, 1996 exceeding 100%.
As a result, the financial statements of Megacable were remeasured as if the functional currency were the U.S. dollar. The remeasurement of the Mexican peso into U.S. dollars creates translation adjustments which were included in net income. Beginning January 1, 1999, the Company discontinued highly inflationary accounting for our Megacable investment and resumed using the Mexican Peso as the functional currency. As a result the Company's equity is effected by the translation from the Mexican Peso. The Company's proportionate share of such adjustments were gains of $1,041 for the year ended December 31, 1999.

The Company's proportionate share of gains and losses resulting from transactions of Megacable, which are made in currencies different from its own, are included in income as they occurred. For purposes of determining its equity in the earnings of Megacable, the Company translates the revenues and expenses of Megacable into U.S. dollars at the average exchange rates that prevailed during the period. Assets and liabilities are translated into U.S. dollars at the rates in effect at the end of the fiscal period.

Comprehensive Income -
--------------------
The Company primarily has two components of comprehensive income, cumulative translation adjustments and unrealized appreciation (depreciation) on investments. The cumulative foreign currency translation adjustment was $1,041 for 1999; the unrealized appreciation (depreciation) on investments was ($7,341) for 1999 and $1,113 for 1998. The amount of other comprehensive loss for the years ended December 31, 1999 and 1998 was ($361,328) and ($204,329),
respectively.

Segment Disclosure -
------------------
Management believes that the Company operates as one reportable operating segment which contains many shared expenses generated by the Company's various revenue streams and that any segment allocation of shared expenses incurred on a single network to multiple revenue streams would be impractical and arbitrary; furthermore, the Company currently does not make such allocations internally. The Company's chief decision makers do, however, monitor financial performance in a way which is different from that depicted in the historical general purpose financial statements in that such measurement includes the consolidation of all joint ventures, including Starpower which is not consolidated under generally accepted accounting principles. Such information, however, does not represent a separate segment under generally accepted accounting principles and therefore it is not separately disclosed.

3. EARNINGS PER SHARE

Basic loss per share is computed based on net (loss) after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on net (loss) after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock and stock options which would have been assumed to be converted in the year ended December 31, 1999, 1998, and 1997 and have a dilutive effect if the Company had income from continuing operations is 10,008,239, 3,198,493 and 517,506, respectively.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations:

Years Ended December 31,                                 1999          1998          1997
                                                    ------------  ------------  ------------
(Loss) before extraordinary item and
 cumulative effect of change in accounting
 principle                                          $  (354,604)  $  (204,801)  $   (49,181)
Preferred stock dividend and accretion
 requirements                                          ( 13,542)            -             -
                                                    -----------   -----------   -----------
                                                    $  (368,146)  $  (204,801)  $   (49,181)
Basic (loss) per average common share:
Weighted average shares outstanding                  71,996,301    61,187,354    54,965,716
                                                    ===========   ===========   ===========
(Loss) per average common share before
  extraordinary item and cumulative effect of
  change in accounting principle                    $     (5.11)  $     (3.35)  $     (0.89)

Diluted (loss) per average common share:
Weighted average shares outstanding                  71,996,301    61,187,354    54,965,716

Dilutive shares resulting from stock options                  -             -             -
                                                    -----------   -----------   -----------
                                                     71,996,301    61,187,354    54,965,716
                                                    ===========   ===========   ===========
(Loss) per average common share before
  extraordinary item and cumulative effect
  of change in accounting principle                 $     (5.11)  $     (3.35)  $     (0.89)


4.  BUSINESS COMBINATIONS

In August 1999, the Company acquired Direct Network Access, Ltd.("DNAI"),one of the Bay Area's largest independent ISPs. The Company acquired DNAI for approximately $3,454 in cash and RCN common stock with a fair value at the time of issuance of approximately $6,844.

In July 1999, the Company acquired Brainstorm Networks, Inc.("Brainstorm"), a leading independent Internet Service Provider ("ISP") that provides dedicated and DSL services. The Company purchased Brainstorm for approximately $2,897 in cash and RCN common stock with a fair value at the time of issuance of approximately $11,619.

Both of these transactions were accounted for under the purchase method of accounting. Approximately $25,015 has been allocated to goodwill which is being amortized over approximately 4 years. The Company does not expect these acquisitions to have a material Proforma effect on its financial position or results of operations.

In July 1998, the Company acquired Javanet, Inc. ("Javanet"). The consideration was $3,700 in cash and RCN Common Stock with a fair value of approximately $13,400 at the time of issuance. The transaction was accounted for by the purchase method of accounting. Approximately $14,800 has been allocated to goodwill. Such goodwill is being amortized over approximately three years.

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

In June 1998, the Company acquired Lancit Media Entertainment, Ltd. ("Lancit"), a producer of high quality children's programming. The total approximate consideration for the transaction was $400 in cash and RCN Common Stock with a fair value of approximately $7,400 at the time of issuance. The transaction was accounted for by the purchase method of accounting. In April 1999, the Company disposed of its Lancit Media subsidiary (Note 7 (d)).

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

RCN contributed to Starpower approximately 60% of the subscribers and related unearned revenue acquired in the acquisition of Erols. (Note 7)

Goodwill and the value assigned to certain acquired current products and technologies, primarily residential dial-up and dedicated Internet access, and Internet advertising of approximately $35,000 was recorded in connection with the acquisition of Erols and contribution to Starpower. These intangible assets are being amortized over approximately four years.

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

Goodwill and the value assigned to certain acquired current products and technologies, primarily residential dial-up and dedicated Internet access of approximately $31,100 was recorded in connection with the acquisition of UltraNet and contribution to RCN-BECOCOM. These intangible assets are being amortized over approximately four years.

In connection with the acquisitions of Erols and UltraNet, RCN has allocated $13,228 for Erols and $5,065 for UltraNet to in-process research and development ("IPR&D"). Specifically, four projects were identified which qualified as IPR&D by definition of not having achieved technological feasibility and representing technology which at the point of acquisition offered no alternative use than the defined project. The fair value of the IPR&D projects associated with these acquisitions is based upon a discounted cash flow analysis modified to represent only that portion of the project associated with completed research and development efforts at the date of
acquisition.   The IPR&D valuation charge was measured by the stage of
completion method. The expected completion percentages are estimated based on the available financial information at the date of acquisition and were established on a project by project basis primarily calculated by dividing the costs incurred to date by the total expected R&D expenses specific to the project. The significant assumptions utilized by management were as follows:

Cash flow projections, utilizing risk adjusted discount rates of between 35% and 40% for Erols projects. Cash flow projections, utilizing risk adjusted discount rates of between 30% and 33% for UltraNet projects.
The IPR&D projections are founded on significant assumptions with regard to timing of market entrance, levels of penetration, and costs of provisioning.

RCN is constructing new telecommunications networks. The margins on products expected to result from acquired in-process technologies in some cases represent higher margins than RCN's margins on existing products primarily due to the efficiencies in delivering multiple products, including bundled-service offerings, over a single state of the art high capacity fiber optic network.
For both the Erols and the UltraNet acquisitions, RCN identified the R&D development projects to include:

  - Cable Modem Internet access for subscribers, consisting of projects to develop the hardware, systems and software to permit subscribers to be offered high-speed Internet access through direct cable connection.

  -Internet Telephony, representing projects to develop the potential for dial-up telephone service through the Internet.

  - E-Commerce Systems, consisting of the companies' efforts to develop a suitable system that would permit subscribers to conduct commercial activities over the Internet.

  -High-speed shared office Internet access, representing a blending of fiber optic and Internet networking technologies, which was under development as a package to be offered to commercial clients.

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

In March 1997, the Company paid $15,000 in full satisfaction of contingent consideration from its 1996 acquisition of Freedom New York LLC ("Freedom"). The Company also paid $10,000 to terminate a marketing services agreement between Freedom and an entity controlled by Freedom's former minority owners; which the Company charged to operations for the quarter ended March 31, 1997.

The following unaudited pro forma summary presents information as if the acquisitions of Erols, Ultranet, Interport, Javanet and Lancit had occurred at the beginning of 1997. Results of operations for DNAI and Brainstorm are not material. The pro forma information is based on historical information and is provided for information purposes only and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the consolidated entities.

                                                      Years Ended
December 31,                                        1998        1997
                                                 ---------    ---------
(Unaudited)
Proforma Data:
Sales                                            $ 226,272    $ 159,611
(Loss) from continuing operations before
  extraordinary items                            $(220,271)   $(106,338)
Net (loss)                                       $(220,912)   $(109,548)
                                                 =========    =========
Earnings Per Share:
(Loss) from continuing operations before
  extraordinary items                            $   (3.53)   $   (1.80)
Net (loss)                                       $   (3.54)   $   (1.86)

5.  SHORT-TERM INVESTMENTS

Short-term investments, stated at market, include the following at December 31, 1999 and 1998:

                                                    1999        1998
                                                 ----------   --------
Federal agency notes                             $  178,524   $126,580
Commercial Paper                                    219,318     85,234
Corporate debt securities                           289,898    417,378
Certificates of deposit                                   -     14,997
U.S. Treasury notes                                 434,500     84,399
Asset backed securities                             279,637    163,860
                                                 ----------   --------
Total                                            $1,401,877   $892,448
                                                 ==========   ========

At December 31, 1999, short-term investments with a market value of $856,401 have contractual maturities of one to three years. All remaining short term investments have contractual maturities under one year.

6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31,

                                                          1999        1998
                                                      ----------  ----------
Telecommunications plant                              $  580,544    $398,746
Computer equipment and software                          132,074      43,439
Buildings, leasehold improvements and land                42,959      22,653
Furniture, fixtures and vehicles                          51,123      31,430
Construction in process                                  311,093     104,161
Other                                                      5,967       1,250
                                                      ----------    --------
Total property, plant and equipment                    1,123,760     601,679
Less accumulated depreciation                           (230,581)   (153,304)
                                                      ----------    --------
Property, plant and equipment, net                    $  893,179    $448,375
                                                      ==========    ========

Depreciation expense was $81,930, $39,000 and $24,257 for the years ended December 31, 1999, 1998 and 1997, respectively.


7.  INVESTMENTS AND JOINT VENTURES

Investments at December 31, are as follows:

                                                           1999         1998
                                                         ---------    --------
Megacable                                                $ 86,191     $ 67,978
Starpower Communications, LLC                              74,733       61,495
JuniorNet Corporation                                      27,581            -
Other                                                       2,066           56
                                                         --------     --------
Total Investments                                        $190,571     $129,529
                                                         ========     ========

At December 31, 1999, the Company has a 50% interest in Starpower, a 48.96% interest in Megacable and a 47.5% interest in JuniorNet. At December 31, 1998, the Company has a 50% interest in Starpower and a 40% interest in Megacable. The Company accounts for these investments on the equity method.

a.  RCN-BECOCOM

In 1996 RCN and the Boston Edison Company ("BECO"), through wholly-owned subsidiaries, formed a joint venture to use 126 fiber miles of BECO's fiber optic network to deliver our comprehensive communications package in Greater Boston. A joint venture agreement provided for the organization and operation of RCN-BECOCOM, LLC, an unregulated entity with a term expiring in the year 2060. RCN-BECOCOM is a Massachusetts limited liability company organized to own and operate an advanced fiber optic telecommunications network and to provide, in the market in and around Boston, Massachusetts, voice, video and data services. At December 31, 1999 we owned 53.88% of the equity interest in RCN-BECOCOM and BECO owned the remaining 46.12% interest. At December 31, 1998 we owned 51.00% of the equity interest in RCN-BECOCOM and BECO owned the remaining 49.00% interest.

This joint venture with BECO is reflected in our financial statements on a consolidated basis.

RCN manages the business of RCN-BECOCOM pursuant to the terms of a management agreement with an initial term expiring on December 31, 2001.

BECO has transferred to RCN-BECOCOM, an indefeasible right of use of certain of its network facilities through the year 2060.

During 1998, the Company contributed to RCN-BECOCOM the Internet business in the RCN-BECOCOM market, acquired in the acquisition of UltraNet, including approximately 30% of the subscribers acquired from UltraNet. The total value of the Internet business contributed to the joint venture was agreed to in arms-length negotiations between the joint venture partners, based on the proportion of subscribers contributed to RCN-BECOCOM to total subscribers acquired from UltraNet.

BECO has the right to convert its ownership interest in RCN-BECOCOM into RCN Common Stock pursuant to specific terms and conditions. On February 19, 1999, BECO exchanged a portion of its interest for 1,107,539 shares of RCN common stock. Such portion of the interest was valued as of January 15, 1998.

b. Starpower
The Company and PEPCO are each 50% partners in Starpower, a joint venture with a perpetual term.

Starpower was formed to construct, own, lease, operate and market a network for the selling of voice, video, data and other telecommunications services to commercial and residential customers in the greater Washington, D.C., Virginia and Maryland area.

A subsidiary of RCN provides support services including customer service, billing, marketing and certain administrative, accounting and technical support services, each of which is provided at cost.

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

The Company recorded its proportionate share of (losses) of ($12,200), and ($10,335) in 1999 and 1998, respectively.

c. Megacable
The basis of the Company's investment in Megacable exceeded its underlying equity in the net assets of Megacable when acquired in 1995 by approximately $94,000.

As of July 31, 1999, the Company executed on a pledge of an 8.96% equity interest in Megacable made by Mazon Corporativo, S.A. de. C.V. ("Mazon") to collateralize Mazon's indebtedness to the Company, which had a book value of $18,373. As a result, the indebtedness was cancelled, and the Company's underlying equity in the net assets of Megacable was increased by approximately $7,000. The amortization of the excess equity is done on a straight-line basis over a 15 year period. At December 31, 1999, the unamortized excess over the underlying equity in the net assets was $73,932. The Company recorded its proportionate share of (losses) and amortization of excess cost over net assets of ($1,763), ($2,385) and ($3,869) in 1999, 1998 and 1997, respectively.

d. JuniorNet

The basis of the Company's investment in JuniorNet Corporation ("JuniorNet") exceeded its underlying equity in the net assets of JuniorNet when acquired in 1999 by approximately $50,000.

In April 1999, the Company acquired a 47.5% stake in JuniorNet. The Company purchased the ownership stake for approximately $47,000 in cash. Concurrent with that transaction, JuniorNet purchased the Company's Lancit Media subsidiary for approximately $25,000 in cash. The Company acquired Lancit in June 1998 for approximately $400 in cash and shares of its common stock with a fair value at the time of issuance of approximately $7,400. The Company recorded its proportionate share of (losses) and amortization of excess cost over net assets of ($19,997) in 1999.

8.  INTANGIBLE ASSETS

Intangible assets consist of the following at December 31,


                                                      1999       1998
                                                    --------   --------

Franchises and subscriber lists                     $ 87,796   $ 85,984
Acquired current products/technologies                72,629     72,629
Noncompete agreements                                 11,100     11,100
Goodwill                                             103,785     57,447
Building access rights                                15,295     15,295
Other intangible assets                                6,270     24,576
                                                    --------   --------
Total intangible assets                              296,875    267,031
Less accumulated amortization                       (158,384)   (97,313)
                                                    --------   --------
Intangible assets, net                              $138,491   $169,718
                                                    ========   ========

Amortization expense charged to operations in 1999, 1998 and 1997 was $64,113, $50,088 and $28,948, respectively.


9.  DEFERRED CHARGES

Deferred charges and other assets consist of the following at December 31:

                                                      1999      1998
                                                    --------  --------
Note and interest receivable - Mazon
  Corporativo, S.A. de C.V.                         $     -   $18,373
Debt issuance costs                                  60,639    27,112
Other                                                 4,247     1,771
                                                    -------   -------
Total                                               $64,886   $47,256
                                                    =======   =======

10.  DEBT

a.  Long-term debt

Long-term debt outstanding at December 31 is as follows:
                                                1999           1998
                                             ----------    ----------
Term Credit Agreement                        $        -    $  100,000
Term Loans                                      500,059             -
Senior Notes 10% due 2007                       225,000       225,000
Senior Discount Notes 11 1/8% due 2007          444,430       398,827
Senior Discount Notes 9.8% due 2008             420,591       382,216
Senior Discount Notes 11% due 2008              176,495       158,573
Senior Notes 10.125% due 2010                   375,000             -
Capital Leases                                    2,746         2,517
                                             ----------    ----------
Total                                         2,144,321     1,267,133
Due within one year                               1,225         4,097
                                             ----------    ----------
Total Long-Term Debt                         $2,143,096    $1,263,036
                                             ==========    ==========

In December 1999, the Company completed an offering of 10.125% Senior Notes with an aggregate principal amount of $375,000. (the "10.125% Indenture").

The 10.125% Senior Notes are general senior obligations of the Company which mature in January 2010.

The 10.125% Senior Notes are redeemable, in whole or in part, at any time on or after January 15, 2005 at the option of the Company and have redemption prices starting at 105% of the principal amount and declining to 100% of the principal amount, plus any accrued interest.

In June 1999, the Company and certain of its subsidiaries together, ( the "Borrowers") entered into a $1,000,000 Senior Secured Credit Facility (the "Credit Facility"). The collateralized facilities are comprised of a $250,000 seven-year revolving credit facility (the "Revolver"), a $250,000 seven-year multi-draw term loan facility (the "Term Loan A") and a $500,000 eight-year term loan facility (the "Term Loan B"). All three facilities are governed by a single credit agreement (the "Credit Agreement").

Also in June 1999, the Company prepaid its previous eight-year term credit facility in the amount of $100,000 with the proceeds of the Credit Facility.
The early extinguishment of the previous term credit facility required the write off of the applicable unamortized debt issuance cost resulting in an extraordinary item of approximately ($424).

The Revolver may be borrowed and repaid from time to time. At December 31, 1999 there were no outstanding loans under the Revolver. Up to $150,000 of the Revolver may be used to fund working capital needs and for general corporate purposes. The remaining $100,000 of the Revolver as well as the term loans may be used solely to finance telecommunications assets. The amount of the commitments under the Revolver automatically reduces to $175,000 on June 3, 2005 and the remaining commitments are reduced quarterly in equal installments through to maturity at June 3, 2006. The Revolver can also be utilized for letters of credit up to a maximum of $15,000. As of December 31, 1999 approximately $4,914 in the form of letters of credit had been drawn under the Revolver.

The Term Loan A is available for drawing amounts until December 3, 2001. Principle payments under Term Loan A commenced on September 2002. The Term Loan A matures in June 2006. At December 31, 1999 there were no outstanding loans under the Term Loan A.

Principle payments under Term Loan B commenced on September 2002. The Term Loan B matures in June 2007. As of December 31, 1999, $500,000 of the Term Loan B was outstanding.

The interest rate on the Credit Facility is, at the election of the Borrowers, based on either a LIBOR or an alternate base rate option. plus a spread that is variable for the Revolver and Term Loan A borrowing based on the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA") and fixed for Term Loan B.

The Credit Agreement contains covenants customary for facilities of this nature, including financial covenants and covenants limiting debt, liens, investments, consolidation, mergers, acquisitions, asset sales, sale and leaseback transactions, payments of dividends and other distributions, making of capital expenditures and transactions with affiliates. The Borrowers must apply 50% of excess cash flow, as defined in the Credit Agreement, for each fiscal year commencing with the fiscal year ending on December 31, 2003 and certain cash proceeds realized from certain asset sales, certain payments under insurance policies and certain incurrences of additional debt to repay the Credit Facility.

The Credit Facility is collateralized by substantially all of the assets of the Company and its subsidiaries.

The 11% Senior Discount Notes (the "11% Indenture") are general senior obligations of the Company, limited to $256,755 aggregate principal amount at maturity and will mature on July 1, 2008. The 11% Senior Discount Notes were issued at a discount to yield gross proceeds of $150,000. The 11% Senior Discount Notes will not bear cash interest prior to January 1, 2003.

The 11% Senior Discount Notes are redeemable, in whole or in part, at any time on or after July 1, 2003. The 11% Senior Discount Notes have redemption prices starting at 105.5% of the principal amount at maturity and declining to 100% of the principal amount at maturity, plus any accrued interest.

The 9.8% Senior Discount Notes (the "9.8% Indenture") are general senior obligations of the Company, limited to $567,000 aggregate principal amount at maturity and will mature on February 15, 2008. The 9.8% Senior Discount Notes were issued at a discount to yield gross proceeds of $350,588. The 9.8% Senior Discount Notes will not bear cash interest prior to February 15, 2003.

The 9.8% Senior Discount Notes are redeemable, in whole or in part, at any time on or after February 15, 2003 at the option of the Company. The 9.8% Senior Discount Notes have redemption prices starting at 104.9% of the principal amount at maturity and declining to 100% of the principal amount at maturity, plus any accrued interest.

In October 1997, the Company issued 10% Senior Notes with an aggregate principal amount of $225,000 and 11 1/8% Senior Discount Notes with an aggregate principal amount at maturity of $601,045, both due 2007. The Senior Discount Notes were issued at a discount and generated gross proceeds to the Company of $350,000. In January 1998 the Company exchanged its 10% Senior Notes due 2007, Series B for any and all outstanding 10% Senior Notes due 2007, Series A and its 11 1/8% Senior Discount Notes due 2007, Series B for any and all outstanding
11 1/8% Senior Discount Notes due 2007 Series A.

The 10% Senior Notes were issued under an indenture dated October 17, 1997 (the "10% Indenture"). The 10% Senior Notes are general senior obligations of the Company which mature on October 15, 2007 and are collateralized by a pledge of the Escrow Account representing funds that, together with the future proceeds from the investment thereof, will be sufficient to pay interest on the 10% Senior Notes for six scheduled interest payments.

The 10% Senior Notes are redeemable, in whole or in part, at any time on or after October 15, 2002 at the option of the Company. The 10% Senior Notes have redemption prices starting at 105% of the principal amount and declining to 100% of the principal amount, plus any accrued interest.

The 11 1/8% Senior Discount Notes were issued under an indenture dated October 17, 1997 (the "11 1/8% Indenture"). The 11 1/8% Senior Discount Notes are general senior obligations of the Company, limited to $601,045 aggregate principal amount at maturity and will mature on October 15, 2007. The 11 1/8% Senior Discount Notes were issued at a discount to yield gross proceeds of $350,000. The 11 1/8% Senior Discount Notes will not bear cash interest prior to October 15, 2002.

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

Contractual maturities of long-term debt are as follows:

   Year Ending December 31,      Aggregate Amounts

         2000                        $       -
         2001                        $       -
         2002                        $   2,000
         2003                        $   4,000
         2004                        $   4,000


In July 1999, the Company entered into $250,000 of two-year interest rate protection agreements with various counterparties. These agreements convert $250,000 of the Company's floating rate debt under the Credit Facility to a fixed rate of approximately 6.08%. At December 31, 1999, the Company's reported interest expense was approximately $432 higher due to these agreements.

11.  INCOME TAXES

The (benefit)for income taxes is reflected in the Consolidated
Statements of Operations as follows:

                                                 1999       1998      1997
                                              ----------  --------  --------
Current:
  Federal                                     $        -  $      -  $(11,795)
  State                                              659     1,149     1,449
                                              ----------  --------  --------
Total Current                                        659     1,149   (10,346)
                                              ----------  --------  --------
Deferred:
  Federal                                         (3,169)   (4,410)  (10,161)
  State                                           (2,584)   (1,737)     (342)
                                              ----------  --------  --------
Total Deferred                                    (5,753)   (6,147)  (10,503)
                                              ----------  --------  --------
(Benefit) for income taxes:
  Before extraordinary item                       (5,094)   (4,998)  (20,849)
  Extraordinary item                                   -         -   ( 1,728)
                                              ----------  --------  --------
Total (benefit) provision for income taxes    $   (5,094) $ (4,998) $(22,577)
                                              ==========  ========  ========

At December 31, 1998, the Company had tax related balances due to affiliates $150 respectively.

Temporary differences that give rise to a significant portion of deferred tax assets and liabilities at December 31, are as follows:
                                                         1999          1998
                                                      ----------    ----------
Net operating loss carryforwards                      $  213,961      $ 78,963
Alternative minimum tax credits                             -               85
Employee benefit plans                                     2,076           746
Reserve for bad debt                                       4,097         1,794
Start-up costs                                             3,980           825
Investment in unconsolidated entity                       24,503         6,265
Accruals for nonrecurring charges and
  contract settlements                                     1,332           909
Deferred revenue                                           1,256        10,401
Intangible assets                                          1,912           -
Other, net                                                 5,203         6,734
                                                      ----------     ---------
Total deferred tax assets                                258,320       106,722
                                                      ----------     ---------
Property, plant and equipment                            (24,409)      (18,177)
Intangible assets                                              -        (6,618)
All other                                                      -        (2,428)
                                                      ----------     ---------
Total deferred liabilities                               (24,409)      (27,223)
                                                      ----------     ---------
Subtotal                                                 233,911        79,499
Valuation allowance                                     (235,375)      (82,068)
                                                      ----------     ---------
Total deferred taxes                                  $   (1,464)    $  (2,569)
                                                      ==========     =========

During 1999, the Company generated federal net operating losses in the amount of $314,708 and acquired separate return limitation year (SRLY) net operating losses from the 1999 acquisitions of $1,018 which results in a deferred tax asset totaling $110,504. In the opinion of management, realization of the Company's deferred tax assets is not assured. A valuation allowance has therefore been established for the federal and state deferred tax assets. A valuation allowance has also been provided, as in past years, against the state net operating losses which, in the opinion of management, are also uncertain as to their realization.

The net change in the valuation allowance for deferred tax assets during 1999 was an increase of $153,307.

Net operating losses will expire as follows:

                               Federal        State

              2000-2019      $ 437,720       $ 491,019
              2017-2018         21,205         203,176
                             ---------       ---------
              Total          $ 458,925       $ 694,195
                             =========       =========

The (benefit) for income taxes is different from the amounts computed by applying the U.S. statutory federal tax rate of 35%. The differences are as follows:
                                                       For the Years Ended
                                                          December 31,
                                                   1999       1998      1997
                                                  -----------------------------
(Loss) before (benefit) for
 income taxes and extraordinary item             $(359,698) $(210,440) $(70,030)
                                                 =========  =========  ========
Federal income tax benefit at statutory rate     $(125,895) $ (73,654) $(24,511)
State income taxes net of federal
income tax benefit                                  (1,042)      (382)      719
Federal valuation allowance                        115,382     45,035         -
Write down of acquired R&D costs                         -      6,403         -
Amortization of goodwill                             8,610      5,580       830
Contribution to subsidiary - Goodwill                    -      3,744         -
Estimated nondeductible expenses                    (3,000)    10,472     1,913
Adjustment to prior year accrual                       132        (25)     (197)
Other, net                                             719     (2,171)      397
                                                 ---------  ---------  --------
Total (benefit) for income taxes                 $  (5,094) $  (4,998) $(20,849)
                                                 =========  =========  ========

12. Stockholders' Equity and Stock Plans

In June 1999 the Company completed a public offering of 9,200,000 shares of Common Stock at a price of $39.00 per share. The net proceeds to the Company were approximately $344,342 after deducting issuance costs.

On April 7, 1999, Hicks, Muse, Tate & Furst, through Hicks Muse Fund IV purchased 250,000 shares of Series A Preferred Stock, par value $1 per share, for gross proceeds of $250,000. The Series A Preferred Stock is cumulative, has an annual dividend rate of 7% payable quarterly in cash or additional shares of Series A Preferred Stock and has a initial conversion price of $39.00 per share. The Series A Preferred Stock is convertible into common stock at any time. The Series A Preferred Stock is subject to a mandatory redemption on March 31, 2014 at $1,000 per share, plus accrued and unpaid dividends, but may be called by the Company after four years. At December 31, 1999 the Company paid dividends in the amount of $13,053 in the form of additional shares of Series A Preferred Stock. At December 31, 1999 the number of common shares that would be issued upon conversion of the Series A Preferred Stock was 6,744,949. The Company incurred $10,000 of issuance cost in connection with the sale of the Series A Preferred Stock.

In June 1998, the Company completed a public offering of 6,794,500 shares of Common Stock at a price of $19.50 per share. Of the 6,794,500 shares offered, 6,098,355 were offered by the Company and 696,145 shares were offered by a Selling Stockholder. The net proceeds to the Company were approximately $112,866 after deducting issuance costs.

In March 1998, the Company's Board of Directors approved a two-for-one stock split, payable in the form of a 100% stock dividend. All share and per share data, stock option data, and market prices of the Company's common stock have been restated to reflect this stock dividend.

The 1997 RCN Corporation Stock Option Plan ("the 1997 Plan") contemplates the issuance of incentive stock options, as well as stock options that are not designated as incentive stock options, performance-based stock options, stock appreciation rights, performance share units, restricted stock, phantom stock units and other stock-based awards (collectively, "Awards"). Up to 10,000,000 shares of Common Stock, plus 3,040,100 shares of Common Stock issuable in connection with the Distribution related option adjustments, may be issued pursuant to Awards granted under the 1997 Plan.

Unless earlier terminated by the Company Board, the 1997 Plan will expire on the tenth anniversary of the Distribution.

Prior to the Distribution, certain employees of RCN were granted stock option awards under C-TEC's stock option plans. In connection with the Distribution, 3,040,100 options for Common Stock were issued. Each C-TEC option was adjusted so that each holder would currently hold options to purchase shares of CTE Common Stock, RCN Common Stock and Cable Michigan Common Stock. The number of shares subject to, and the exercise price of, such options were adjusted to take into account the Distribution and to ensure that the aggregate intrinsic value of the resulting RCN, Cable Michigan and CTE options immediately after the Distribution was equal to the aggregate intrinsic value of the C-TEC options immediately prior to the Distribution.

Information relating to stock options is as follows:

                                                   Weighted
                                                   Average
                                        Number of  Exercise
                                         Shares    Price
                                        ---------  --------
Outstanding December 31, 1996           2,268,000   $ 7.10
 Granted                                4,862,100   $14.31
 Exercised                                 20,000   $ 8.07
 Canceled                                   3,000   $ 8.36
                                      -----------
Outstanding December 31, 1997           7,107,100   $11.95
 Granted                                2,527,424   $14.81
 Exercised                                408,389   $ 4.82
 Canceled                                 373,993   $15.22
                                      -----------
Outstanding December 31, 1998           8,852,142   $12.96
 Granted                                3,393,071   $41.63
 Exercised                              1,507,119   $ 8.26
 Canceled                               1,153,222   $23.72
                                      ===========
Outstanding December 31, 1999           9,584,872   $22.34

Shares exercisable December 31, 1999    3,066,517   $10.84

The following table summarizes stock options outstanding and exercisable at December 31, 1999:

                                                                                                         Stock Options
                                                Stock Options Outstanding                        Exercisable
                          ------------------------------------------------------     -----------------------------------
                                          Weighted Average
Range of Exercise                            Remaining         Weighted Average                        Weighted Average
 Prices                   Shares          Contractual Life      Exercise Price       Shares             Exercise Price
-------------------------------------------------------------------------------     -----------------------------------
1.30-6.50                116,628                     7.4             $  3.89           104,061               $    3.74
6.51-8.40              2,042,820                     5.4             $  7.28         1,570,960               $    7.11
8.41-19.25             3,980,451                     8.0             $ 15.29         1,322,923               $   15.15
19.26-29.81              701,273                     7.2             $ 24.62            68,573               $   23.87
29.82-49.13            2,743,700                     6.6             $ 44.02                 -
                      ----------                     ---                             ---------
                       9,584,872                     7.0                             3,066,517

No compensation expense related to employee stock option grants was recorded in 1999,1998 or 1997 as the option exercise prices were equal to fair market value on the date granted.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black Scholes option pricing model with weighted average assumptions for dividend yield of 0% for 1999, 1998 and 1997; expected volatility of 59.9% for 1999, 78.9% for 1998, and 47.4% for 1997; risk-free interest rate of 5.62%, 4.72% and 6.52% for 1999, 1998 and 1997, respectively; and expected lives of 3 years for 1999, and 5 years for 1998 and 1997.

The weighted-average fair value of options granted during 1999 was $18.48.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings and earnings per share were as follows:

                                                          1999     1998       1997
                                                      ---------- ---------  --------
Net earnings - as reported                            $(368,570) $(205,442) $(52,391)
Net earnings - pro forma                              $(384,941) $(214,586) $(54,419)

Basic and diluted earnings per share - as reported    $   (5.12) $  (3.36)  $  (0.95)
Basic and diluted earnings per share - pro forma      $   (5.34) $  (3.51)  $  (0.99)


The Company has an Executive Stock Purchase Plan ("ESPP"). Under the ESPP, participants may purchase shares of RCN Common Stock in an amount of between 1% and 20% of their annual base compensation and between 1% and 100% of their annual bonus compensation provided, however, that in no event shall the participant's total contribution exceed 20% of the sum of their annual compensation, as defined by the ESPP. The share units credited to a participant's account do not give such participant any rights as a shareholder.

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

The number of shares which may be distributed under the RCN ESPP as matching shares or in payment of share units is 500,000. At December 31, 1999, there were 170,385 RCN ESPP shares arising from participants' contributions and 170,385 matching shares. The Company recognizes the cost of the matching shares over the vesting period. At December 31, 1999, deferred compensation cost relating to matching shares was $1,030. Expense recognized in 1999 and 1998 was $656 and $615, respectively. Matching shares are included in weighted average shares outstanding for purposes of computing earnings per share.

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

In connection with the Distribution, RCN established a 401(k) savings plan that will also qualify as an ESOP (the "ESOP"). Contributions charged to expense in 1999, 1998 and 1997 for these plans were $1,948, $1,255 and $306, respectively.

The Company provides certain postemployment benefits to former or inactive employees of the Company who are not retirees. These benefits are primarily short-term disability salary continuance. The Company accrues the cost of postemployment benefits over employees' service lives. The Company uses the services of an enrolled actuary to calculate the expense. Prior to the Distribution, C-TEC allocated the cost of these benefits to the Company based on the Company's proportionate share of consolidated annualized salaries. The Company reimbursed C-TEC for its allocable share of the consolidated postemployment benefit cost. The net periodic postemployment benefit cost was approximately $302, $543 and $458 in 1999, 1998 and 1997, respectively.

14.  COMMITMENTS AND CONTINGENCIES

a. The Company had various purchase commitments at December 31, 1999 related to its 2000 construction budget.

b. Total rental expense, primarily for office space and equipment, was $18,321, $10,475 and $3,505 for 1999, 1998 and 1997, respectively. At
December 31, 1999, rental commitments under noncancelable leases, excluding annual pole rental commitments of approximately $915 that are expected to continue indefinitely, are as follows:

                        Year                     Aggregate Amounts
                        2000                          $21,388
                        2001                          $19,098
                        2002                          $18,658
                        2003                          $13,758
                        2004                          $12,906
                        Thereafter                    $64,342

c. The Company has outstanding letters of credit aggregating $4,914 at December 31, 1999.

d. The Company has entered into various noncancelable contracts for network services. Future obligations under these agreements are as follows:

                        Year                     Network Services
                        2000                          $ 3,000
                        2001                          $ 2,750

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

g. Under the Starpower Amended and Restated Operating Agreement, the Company is committed to make quarterly capital contributions aggregating the following in the years ended December 31:

     2000    $43,619
     2001    $ 9,005

h. If, within five years after the Distribution, the ESOP portion of the 401(k) Plan does not hold shares representing 3% of the number of shares of Company Common Stock outstanding immediately after the Distribution as increased by the number of shares issuable to BECO pursuant to the Exchange Agreement (collectively, "Outstanding Company Common Stock") with a market value at such time of not less than $24,000, RCN will issue to the ESOP, in exchange for a note from the ESOP (the "ESOP Note"), the amount of Company Common Stock necessary to increase the ESOP's holdings of Company Common Stock to that level, provided, however, that RCN is not obligated to issue shares to the ESOP in excess of 5% of the number of shares of Outstanding Company Common Stock.

As of December 31, 1999, the ESOP holds 29,746 shares of outstanding Company Common Stock.

15.  RELATED PARTY TRANSACTIONS

The Company had the following transactions with related parties during the years ended December 31, 1999, 1998 and 1997:
                                                         1999     1998     1997
                                                       -------  -------  -------

Corporate office costs allocated to related parties    $ 5,235  $ 9,946  $12,091
Interest income on affiliate notes                           -        -    8,688
Interest expense on affiliate notes                          -        -      537
Long-distance terminating access charge expense from
 related party                                             732    1,556    1,312
Royalty fees charged by related party                        -        -      669
Expenses allocated to unconsolidated joint
  venture partner                                       21,466   14,681        -
Related party expenses for network construction         48,878        -        -
Related party expenses for utility service               2,236        -        -
Terminating revenues from related party                  8,216   13,322    1,576
Other related party expenses                               274    1,598    2,199

At December 31, 1999 and 1998, the Company has accounts receivable from related parties of $8,015 and $6,919, respectively, for these transactions. At December 31, 1999 and 1998, the Company has accounts payable to related parties of $35,809 and $7,153, respectively, for these transactions.


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


17.  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

a.  Cash and temporary cash investments

The carrying amount approximates fair value because of the short maturity of these investments.

b.  Short-term investments

Short-term investments consist of commercial paper, U.S. Treasury Notes, asset-backed securities, corporate debt securities, certificates of deposit and federal agency notes. Short-term investments are carried at market value.

c.  Long-term investments

Long-term investments consist of investments accounted for under the equity method for which disclosure of fair value is not required. The note and interest receivable was carried at cost plus accrued interest which management believes approximates fair value.

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

f.  Letters of credit

The contract amount of letters of credit represents a reasonable estimate of their value since such instruments reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace.

The estimated carrying fair value of the Company's financial instruments is as follows at December 31:

                                           1999                    1998
                                   ---------------------  ----------------------
                                    Carrying               Carrying
                                     Amount   Fair Value    Amount    Fair Value
                                   ---------- ----------  ---------   ----------
Financial Assets:
  Cash and temporary cash
   investments                     $  391,412 $  391,412   $120,126     $120,126
  Short-term investments           $1,401,877 $1,401,877   $892,448     $892,448
  Note and interest receivable     $        - $        -   $ 18,373     $ 18,373
  Investments restricted for debt
    service                        $   23,159 $   21,684   $ 43,306     $ 43,072
Financial Liabilities:
  Fixed rate long-term debt:
    Senior Notes 10.125%           $  375,000 $  375,000   $      -     $      -
    Senior Notes 10%               $  225,000 $  223,875   $225,000     $216,000
    Senior Discount Notes 11.125%  $  444,430 $  426,742   $398,827     $351,611
    Senior Discount Notes  9.8%    $  420,591 $  371,385   $382,216     $306,180
    Senior Discount Notes 11.0%    $  176,495 $  166,891   $158,573     $138,750
Floating rate long-term debt:
  Term Loan B                      $  500,000 $  500,000   $      -     $      -
  Term Credit Agreement            $        - $        -   $100,000     $100,000
Unrecognized financial instruments:
  Letters of credit                $    4,914 $    4,914   $  3,810     $  3,810

18.  QUARTERLY INFORMATION (Unaudited)

1999                                            1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                                                ------------  ------------  ------------  ------------
Sales                                              $ 67,388      $ 66,929       $ 69,622     $  72,054
Operating (loss) before depreciation,
  amortization and nonrecurring charges            $(21,449)     $(25,406)      $(32,587)    $ (52,525)
Operating (loss)                                   $(53,723)     $(55,947)      $(68,720)    $ (99,620)
Loss before extraordinary item                     $(67,754)     $(63,358)      $(91,774)    $(131,718)
Loss before extraordinary item common share        $  (1.03)     $  (0.97)      $  (1.26)    $   (1.78)
Net (loss)                                         $(67,754)     $(63,782)      $(91,774)    $(131,718)
Common Stock
  High                                             $  39.75      $  54.50       $  51.50     $   54.25
  Low                                              $  17.75      $  33.75       $  32.25     $   37.31

1998                                            1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                                                ------------  ------------  ------------  ------------

Sales                                              $ 40,138      $ 49,808       $ 58,172     $  62,822
Operating (loss) before depreciation,
  amortization and nonrecurring charges            $ (8,317)     $ (9,619)      $(16,578)    $ (16,898)
Operating (loss)                                   $(44,741)     $(28,319)      $(40,724)    $ (45,009)
Loss before cumulative effect of change
  in accounting principle                          $(41,785)     $(43,795)      $(54,430)    $ (64,791)
Loss before cumulative effect of change
  in accounting principle per average
  common share                                     $  (0.74)     $  (0.75)      $  (0.84)    $   (1.00)
Net (loss)                                         $(41,785)     $(43,795)      $(54,430)    $ (65,432)
Common Stock
  High                                             $  30.63      $  29.38       $  24.31     $   25.00
  Low                                              $  15.88      $  19.25       $  12.38     $    8.75


19.  SUBSEQUENT EVENTS

In December 1999, the Company has announced it has entered into a definitive agreement with respect to the acquisition of 21st Century Telecom Group, Inc. ("21st Century"). 21st Century is an integrated, facilities-based communications company, which seeks to be the first provider of bundled voice, video and high-speed Internet and data services in selected midwestern markets beginning in Chicago. The approximate consideration for the transaction is approximately $500,000 payable in RCN stock and assumed debt. The transaction will be accounted for under the purchase method of accounting.

In February 2000, the Company made a $5,000 loan to Juniornet in the form of a convertible bridge loan.

On October 4, 1999, the Company announced that Vulcan Ventures
Incorporated ("Vulcan"), the investment organization of Paul G. Allen, agreed to make a $1,650,000 investment in the Company. The investment, which closed on February 28, 2000, is in the form of mandatorily convertible preferred stock (the "Preferred Stock"), which will be converted into Common Stock no later than seven years after it is issued. Vulcan has agreed to purchase 1,650,000 shares of the Preferred Stock. The Preferred Stock has a liquidation preference of $1,000 per share and is convertible into Common Stock at a price of $62 per share.

In connection with the investment, Vulcan will generally be permitted to appoint two members to our Board of Directors. On February 28, Vulcan appointed William D. Savoy, President of Vulcan and Edward S. Harris, Investment Analyst with Vulcan. The Preferred Stock will automatically be converted to Common Stock or Class B Stock seven years after the transaction closes, if not previously called or converted. The Preferred Stock has a dividend rate of 7% per annum. All dividends will be paid in additional shares of Preferred Stock.

Pursuant to an exchange agreement between BECO and RCN, BECO has the right, from time to time, to convert portions of its ownership interest in RCN-BECOCOM into shares of our common stock, based on an appraised value of such interest. Shares issued upon such exchanges are issued to NSTAR Communications Securities Corporation ("NSTAR Securities"). In 1999, BECO and the Company entered into two exchange transactions pursuant to which BECO converted a portion of its ownership interest into RCN common stock which was issued to NSTAR Securities. Prior to such exchange transactions, BECO owned a 49% interest in the joint venture. At the close of business on December 31, 1999, BECO exchanged a further portion of its interest for 2,989,543 shares of RCN Common Stock. Such portion of the interest was valued as of May 27, 1999. Following such exchanges, BECO retains a 23.14% sharing ratio in the joint venture, and the right to invest as if it owned a 49% interest. Such investment percentage will decrease to the extent NSTAR Securities disposes of such RCN common stock.


20. CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

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

The financial statements report on management's accountability for Company operations and assets. To this end, management maintains a system of internal controls and procedures designed to provide reasonable assurance that the Company's assets are protected and that all transactions are accounted for in conformity with accounting principles generally accepted in the United States. The system includes documented policies and guidelines, augmented by a comprehensive program of internal and independent audits conducted to monitor overall accuracy of financial information and compliance with established procedures.

PRICEWATERHOUSECOOPERS LLP, independent accountants, conduct a review of internal accounting controls to the extent required by generally accepted auditing standards and perform such tests and procedures as they deem necessary to arrive at an opinion on the fairness of the financial statements presented herein.

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

\s\ Timothy J. Stoklosa
-----------------------
Timothy J. Stoklosa
Executive Vice President
 Chief Financial Officer

<PAGE                                  97

REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of RCN Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 37 present fairly, in all material respects, the financial position of RCN Corporation and its Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14 (a)(2) on page 37 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


\s\ PRICEWATERHOUSECOOPERS LLP
------------------------------
PRICEWATERHOUSECOOPERS LLP
Philadelphia, Pennsylvania
March 8, 2000