Form 10-Q
period 2000-03-31
RCN CORP /DE/
filed 2000-05-15
CIK 1041858

                         UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                            FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



       For the quarterly period ended                  March 31, 2000

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

YES  X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of March 31, 2000.

Common Stock                    81,139,386

RCN CORPORATION


INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Statements of
              Operations-Quarters Ended
              March 31, 2000 and 1999

              Condensed Consolidated Balance Sheets-
              March 31, 2000 and December 31, 1999

              Condensed Consolidated Statements of
              Cash Flows-Quarters Ended March 31,
              2000 and 1999

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

Item 2.       Changes in Securities and Use of Proceeds

Item 6.       Exhibits and Reports on Form 8-K

SIGNATURE

PART I.   FINANCIAL INFORMATION
  Item 1. Financial Statements

                           RCN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in Thousands, Except Per Share and Per Share Data)
                                     (Unaudited)

                                                                       Quarters  Ended
                                                                          March 31,
                                                             -----------------------------------
                                                                    2000                1999
                                                             ---------------     ---------------
Sales                                                        $       71,257      $       67,388
Costs and expenses, excluding
  depreciation and amortization                                     138,807              88,837
Depreciation and amortization                                        44,412              32,274
                                                             ---------------     ---------------
Operating (loss)                                                   (111,962)            (53,723)
Interest income                                                      36,320              13,403
Interest expense                                                    (53,337)            (31,790)
Other income (expense), net                                          (1,130)                707
                                                             ---------------     ---------------
(Loss) before income taxes                                         (130,109)            (71,403)
(Benefit) for income taxes                                             (796)             (1,014)
                                                             ---------------     ---------------
(Loss) before equity in unconsolidated
  entities and minority interest                                   (129,313)            (70,389)
Equity in (loss) of unconsolidated entities                         (13,201)             (3,903)
Minority interest in loss of
  consolidated entities                                               4,393               6,538
                                                             ---------------     ---------------
Net (loss)                                                   $     (138,121)     $      (67,754)
Preferred dividend and accretion                                     15,462                   -
                                                             ---------------     ---------------
Net (loss) to common shareholders                                  (153,583)            (67,754)
                                                             ===============     ===============

Basic and Diluted (loss) per average common share:
  Net (loss) to shareholders                                 $        (1.95)     $        (1.03)
                                                             ===============     ===============
  Weighted average shares outstanding                            78,921,825          65,629,601

See accompanying notes to Condensed Consolidated Financial Statements.

                            RCN CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                 (Dollars in Thousands)
                                      (Unaudited)

                                                                 March 31,          December 31,
                                                                   2000                 1999
                                                              --------------       --------------
ASSETS
Current assets:
    Cash and temporary cash investments                       $   1,708,154        $     391,412
    Short-term investments                                        1,402,883            1,401,877
    Accounts receivable from related parties                         15,915                8,015
    Accounts receivable, net of reserve for
      doubtful accounts of $12,389 at March 31,
      2000 and $12,258 at December 31, 1999                          28,959               28,434
    Unbilled Revenues                                                 2,390                2,124
    Interest and dividends receivable                                29,594               15,049
    Material and supply inventory, at average cost                   41,159               21,064
    Prepayments and other                                            20,013               13,853
    Investments restricted for debt service                          23,471               23,111
                                                               -------------       --------------
Total current assets                                              3,272,538            1,904,939
 Property, plant and equipment, net of accumulated
   depreciation of $259,346 at March 31, 2000 and
   $230,581 at December 31, 1999                                  1,024,625              893,179
Investments restricted for debt service                                  48                   48
Investments                                                         229,711              190,571
Intangible assets, net of accumulated amortization
   of $173,849 at March 31, 2000 and $158,384 at
   December 31, 1999                                                159,764              138,491
Deferred charges and other assets                                    70,853               64,886
                                                              --------------       --------------
Total assets                                                  $   4,757,539        $   3,192,114
                                                              ==============       ==============



LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt and
      capital lease obligations                               $         856        $       1,225
    Accounts payable                                                 77,357               92,785
    Accounts payable to related parties                              17,166               35,809
    Advance billings and customer deposits                           18,209               16,901
    Deferred income taxes                                             1,474                1,464
    Accrued expenses                                                113,626              101,261
                                                              --------------       --------------
Total current liabilities                                           228,688              249,445
Long-term debt                                                    2,170,063            2,143,096
Other deferred credits                                               22,448               24,598
Minority interest                                                    95,354              129,234
Commitments and contingencies
Preferred stock, par value $1 per share: Authorized
   25,000,000 shares                                              1,883,328              253,438
Common shareholders' equity:
   Common stock, par value $1 per share: Authorized
    200,000,000 shares: Issued and outstanding
    81,704,680 at March 31, 2000 and 77,724,070
    December 31, 1999                                                81,704               77,724
   Class B Common stock, par value $1 per share:
   Authorized 400,000,000 shares: none issued                            -                    -
   Additional paid-in capital                                     1,090,153              923,340
   Cumulative translation adjustments                                (9,775)              (2,014)
   Unearned compensation expense                                    (38,207)                   -
   Unrealized (depreciation) investments                            (11,915)              (6,228)
   Treasury stock, 565,294 shares and 562,000 shares at cost
    at March 31, 2000 and December 31, 1999, respectively            (9,591)              (9,391)
   Deficit                                                         (744,711)            (591,128)
                                                              --------------       --------------
Total common shareholders' equity                                   357,658              392,303
                                                              --------------       --------------
Total liabilities and shareholders' equity                    $   4,757,539        $   3,192,114
                                                              ==============       ==============

See accompanying notes to Condensed Consolidated Financial Statements.

                            RCN CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Dollars in Thousands)
                                      (Unaudited)

                                                                        Quarters Ended
                                                                           March 31,
                                                             -----------------------------------
                                                                   2000                1999
                                                              --------------      --------------
NET CASH (USED IN) OPERATING ACTIVITIES                       $    (139,987)      $     (21,406)
                                                              --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant & equipment                        (155,262)            (75,592)
   Investment and advance to unconsolidated entities                (19,108)             (3,302)
   Purchase of investments                                          (45,220)           (505,377)
   Sales and maturities of short-term investments                     1,815             574,480
   Other                                                             (5,360)               (716)
                                                              --------------      --------------
   Net cash (used in) investing activities                         (223,135)            (10,507)
                                                              --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Redemption of long-term debt & capital lease obligation             (519)               (235)
   Purchase of treasury stock                                          (200)                (90)
   Payments made for debt financing costs                              (179)               (306)
   Contribution from minority interest partner                       61,005                   -
   Proceeds from the issuance of preferred stock                  1,614,428                   -
   Proceeds from the exercise of stock options                        5,329               2,545
                                                              --------------      --------------
   Net cash provided by financing activities                      1,679,864               1,914
                                                              --------------      --------------
   Net increase (decrease) in cash and
     temporary cash investments                                   1,316,742             (29,999)
   Cash and temporary cash investments at beginning of year         391,412             120,126
                                                              --------------      --------------
   Cash and temporary cash investments at March 31            $   1,708,154       $      90,127
                                                              ==============      ==============
   Supplemental disclosures of cash flow information
   Cash paid during the periods for:
      Interest (net of amounts capitalized)                   $      40,063       $       1,083
                                                              ==============      ==============
      Income taxes                                            $         181       $         505
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

2. The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of the management of the Company, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

3. During the first quarter of 2000, approximately 263,354 options were granted, approximately 418,488 were exercised yielding cash proceeds of $5,329 and approximately 414,200 options were canceled. At March 31, 2000, there are approximately 8,917,528 options outstanding at exercise prices ranging from $1.30 to $70.50 under RCN's 1997 Plan.

4. Basic loss per share is computed based on net (loss) after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on net (loss) after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock and stock options which would have been assumed to be converted in the quarters ended March 31, 2000, and 1999 and have a dilutive effect if the Company had income from continuing operations is 22,192,772 and 4,310,145, respectively.


                                                     Quarter Ended March 31,
                                                  -----------------------------
                                                     2000               1999
                                                  -----------       -----------

Net (loss)                                        $ (138,121)       $  (67,754)
Preferred stock dividend and accretion
  requirements                                        15,462                 -
                                                  ----------        ----------
Net loss to common shareholders                   $ (153,583)       $  (67,754)

Basic loss per average common share:
  Weighted average shares outstanding             78,921,825        65,629,601
  Loss per average common share                   $    (1.95)       $    (1.03)
Diluted loss per average common share:
  Weighted average shares outstanding             78,921,825        65,629,601
  Dilutive shares resulting from stock options             -                 -
                                                  -----------       -----------
  Weighted average shares and common stock
   equivalents outstanding                        78,921,825        65,629,601
                                                  ===========       ===========
  Loss per average common share                   $    (1.95)       $    (1.03)

5. The Company primarily has two components of comprehensive income, cumulative translation adjustments and unrealized depreciation on investments. The amount of other comprehensive loss for the quarters ended March 31, 2000 and March 31, 1999 was ($151,570) and ($69,155), respectively.

6. On February 28, 2000, the Company and Vulcan Ventures Incorporated ("Vulcan"), the investment organization of Paul G. Allen, completed a transaction which culminated in Vulcan acquiring a $1.65 billion investment in the Company in the form of mandatorily convertible preferred stock (the "Preferred Stock"), which will be converted into the Company's Common Stock, ("Common Stock"), no later than seven years after it is issued, if not previously called or converted. Vulcan purchased 1,650,000 shares of the Preferred Stock. The Preferred Stock has a liquidation preference of $1,000 per share and is convertible into Common Stock at a price of $62 per share.
The Preferred Stock has a dividend rate of 7% per annum. All dividends will be paid in additional shares of Preferred Stock. At March 31, 2000 the Company paid dividends in the amount of $10,267 in the form of additional shares of Series A Preferred Stock. At March 31, 2000 the number of common shares that would be issued upon conversion of the Series A Preferred Stock was 26,778,495.

In connection with the investment, Vulcan was permitted to appoint two members to the Company's Board of Directors. On February 28, 2000 Vulcan appointed William D. Savoy, Vice President of Vulcan and Edward S. Harris, Investment Analyst with Vulcan.

7. On April 28, 2000, the Company acquired 21st Century Telecom Group, Inc. ("21st Century"). The approximate consideration was $500,000 and the acquisition will be accounted for by the equity method of accounting. 21st Century is an integrated, facilities-based communications company, which seeks to be the first provider of bundled voice, video and high-speed Internet and data services in selected midwestern markets beginning in Chicago.

8. Pursuant to an exchange agreement between NSTAR Communications Securities Corporation ("NSTAR Securities") and RCN, NSTAR Securities has the right, from time to time, to convert portions of its ownership interest in RCN-BECOCOM into shares of the Company's common stock, based on an appraised value of such interest. Shares issued upon such exchanges are issued to NSTAR Securities.
At the close of business on December 31, 1999, NSTAR Securities exchanged a further portion of its interest for 2,989,543 shares of RCN common stock. Such portion of the interest was valued as of May 27, 1999. Immediately following such exchanges, NSTAR Securities retained a 23.14% sharing ratio in the joint venture, and the right to invest as if it owned a 49% interest. Such investment percentage will decrease to the extent NSTAR Securities disposes of such RCN common stock. In April NSTAR Securities gave notice to us of its intent to convert its remaining ownership interest currently representing a 29.35% interest in RCN-BECOCOM. Shares of RCN common stock will be issued to NSTAR Securities following the valuation of its interest.

9.  On March 10, 2000, the Company issued 559,257 shares of restricted stock
with a fair value, on that date, of $67.00 per share.   During the performance
period the grantee may vote the shares, but the shares are subject to transfer restrictions and are all or partially forfeited if a grantee terminates. The restricted stock vests over three years, 1/3 after year two and the remaining 2/3 after year three and has a five year life. The restricted stock is considered issued and outstanding. At March 31, 2000, the related unamortized unearned compensation expense, included as a separate component of stockholders equity, was $38,207, which is being amortized to expense ratably over the restriction period.

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

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-K.


GENERAL

RCN Corporation (the "Company" or "RCN") is the nation's first and largest single-source facilities-based provider of bundled local and long distance phone, cable television and high-speed Internet services to the densest residential markets in the country. The Company is currently delivering broadband services over its Megaband Network or designing and building its network on both the East and West coasts as well as in Chicago. In addition, the Company is a leading Internet Service Provider in its markets. RCN offers individual or bundled service options, superior customer service and competitive prices. The Company is also constructing its networks with significant excess capacity in order to accommodate expanded services in the future. The Company intends to expand the services provided to its customers through strategic alliances and opportunistic development of complementary products. In addition, the Company will use the excess capacity in its fiber optic networks to provide services to commercial customers located on or near its networks.

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

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

For the quarter ended March 31, 2000, sales increased 5.7% to $71,257 from $67,388 for the same period in 1999. Operating losses before depreciation and amortization were $(67,550) as compared to $(21,449) for the same period in 1999.

Sales
-----
Video sales are comprised primarily of subscription fees for basic, premium and pay-per-view cable television services; All of RCN's networks can support these services. A digital tier of cable service is being deployed in selected markets.

Voice sales include local telephone service fees consisting primarily of monthly line charges, local toll, special features and long-distance telephone service fees based on minutes of traffic and tariffed rates or contracted fees. Voice sales include both resold services and traffic over the Company's own switches.

Data sales represent Internet access fees billed at contracted rates, as well as, related revenues including web hosting and dedicated access. The Company offers both dial-up and high speed cable modem services.

Total sales increased $3,869, or 5.7%, to $71,257 for the quarter ended
March 31, 2000 from $67,388 for the quarter ended March 31, 1999. The increase primarily resulted from average service connections, which increased 8.0% to approximately 944,000 for the quarter ended March 31, 2000 from approximately 874,000 for the quarter ended March 31, 1999 (including connections of the Starpower joint venture). The increase in average service connections resulted principally from growth in average on-net connections, which increased 79.3% from approximately 132,000 for the quarter ended March 31, 1999 to approximately 237,000 for the quarter ended March 31, 2000. Total advanced fiber connections increased 71.5% from 149,235 at March 31, 1999 to 255,913 at March 31, 2000. Advanced fiber units passed increased 130.4% to 808,023 units at March 31, 2000 from 350,733 units at March 31, 1999.

Voice sales decreased $366, or 2.6%, to $13,593 for the quarter ended
March 31, 2000 from $13,959 for the quarter ended March 31, 1999.
Average advanced fiber voice connections increased approximately 95.2% to approximately 65,000 for the quarter ended March 31, 2000 (including connections of the Starpower joint venture) from approximately 33,000 for the quarter ended March 31, 1999. Average off-net voice connections decreased approximately 29.8% to approximately 46,000 for the quarter ended March 31, 2000 from approximately 65,000 for the quarter ended March 31, 1999. The increase in voice revenue from higher average connections of approximately $600 was offset by a decrease in revenue per connection of approximately 7.5%. Although minutes, calls and average call length increased, revenue per minute declined.

Video sales increased $2,631, or 8.7%, to $32,979 for the quarter ended
March 31, 2000 from $30,348 for the quarter ended March 31, 1999.  The increase was primarily due to approximately 30,000 additional average video connections for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. Average on-net video connections grew 57,000 or 62.6% to approximately 147,500 for the quarter ended March 31, 2000 (including connections of the Starpower joint venture) from approximately 91,000 for the
quarter ended March 31, 1999.   Average off-net video connections were
approximately 148,500 and 175,000 for the quarter ended March 31, 2000 and 1999, respectively. Overall higher service connections contributed approximately $2,100 to the increase in video sales and higher average revenue per connection principally contributed the remainder.

Data sales increased $715, or 4.5% to $16,517 for the quarter ended
March 31, 2000 from $15,802 for the quarter ended March 31, 1999. The increase was primarily due to approximately 27,000 additional average data connections for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. While data sales increased in the first quarter of 2000 over the same quarter in 1999 the Company experienced a decline in data revenue and off net dial-up subscribers resulting from increased competition from free internet and broadband services from the fourth quarter of 1999 to the first quarter of 2000.

For the quarter ended March 31, 2000, the Company had approximately 513,000 average off-net data connections and approximately 24,000 average advanced fiber data connections, including connections of the Starpower joint venture. For the quarter ended March 31, 1999, the Company had approximately 502,000 average off-net data connections and approximately 8,000 advanced fiber data connections, including connections of the Starpower joint venture.
Overall higher average service connections contributed approximately $900 to the increase in data sales which was partially offset by lower average revenue per connection of 1.0%.

Other sales increased $888 or 12.2% to $8,167 for the quarter ended March 31, 2000 from $7,279 for the quarter ended March 31, 1999. The increase was due primarily to higher reciprocal compensation, which was offset by lower television production revenue due to the disposition of the Company's Lancit Media subsidiary in April 1999.

The Company recognizes that managing customer turnover is an important factor in maximizing revenues and cash flow. For the quarter ended March 31, 2000, the Company's average monthly churn rate was approximately 2.3%.

Costs and expenses, excluding depreciation and amortization
-----------------------------------------------------------
Costs and expenses, excluding depreciation and amortization, are comprised of direct costs, and operating, selling and general and administrative expenses.

Direct expenses include direct costs of providing services, primarily video programming, franchise costs and network access fees.

Direct expenses increased $3,319, or 9.5%, to $38,081 for the quarter ended March 31, 2000 from $34,762 for the quarter ended March 31, 1999. The increase was principally the result of higher sales, a lower margin on data sales due principally to higher network backbone costs offset by a higher margin on voice sales due to a decline in resale telephony customers and an increase in on-net voice customers.

Operating, selling, general and administrative expenses primarily include customer service costs, advertising, sales, marketing, order processing, telecommunications network maintenance and repair ("technical expenses") general and administrative expenses, installation and provisioning expenses, and other corporate overhead.

Operating, selling, general and administrative costs increased $46,651, or 86.3%, to $100,726 for the quarter ended March 31, 2000 from $54,075 for the quarter ended March 31, 1999.

Customer services costs, including order processing, increased approximately $7,900, or 91.9%, for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. The increase is primarily personnel related to support the increase in average connections over the comparable period in 1999 and to increase the level of service. The increases were primarily for customer service representatives and provisioners which facilitated a "warm call" program which contacts customers within 48 hrs after initiating services and a corresponding decline in the number of calls per connection. Customer service costs per average connection per month increased 77.6% in 2000 over 1999.

Technical expense, including installation and provisioning, increased approximately $11,600, or 113.5%, for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. Technical expense increases of approximately $16,100 were due to engineering and construction headcount and contract labor additions made to plan and execute network expansion and network operations control center monitoring. Employee related telephone and vehicle expenses increased approximately $700 and network and equipment maintenance costs increased approximately $900. Rental and utility expense, primarily for material storage and hub sites, increased approximately $800. These increases are partially offset by an increase of approximately $7,900 in technical costs capitalized as part of the cost basis of the telecommunications network.

Sales and marketing costs increased approximately $6,400, or 86.7%, for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. The increase resulted principally from additional staff and related commissions and benefits to cover increases in marketable homes, to increase penetration in the Company's existing markets and to increase the number of services per customer. Additionally, event marketing activity has increased to promote RCN brand awareness, community involvement and new products such as the ResiLink bundled product offering.

Advertising costs increased approximately $3,500, or 55.1%, for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. The increase is primarily related to costs incurred for direct product advertising in response to competitive pressures and continuing churn of dial-up Internet subscribers.

General and administrative expenses increased approximately $17,200, or 80.1%, for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. Information technology expenses increased approximately $3,200. The Company is in the process of developing information technology systems which will provide a sophisticated customer care infrastructure as well as other billing and administrative support systems. Such systems include a tracking and billing system to support the Companies ResiLink bundled service package
These multiple systems are in various stages of development and implementation. The expense increases represent staff additions to both support this effort and maintain the systems as well as consulting expenses associated with the planning, analysis, data conversion and training phases of these projects.
The Company expects that such charges may increase in future periods.

Employee expenses increased approximately $2,700 as a result of increased support staff while recruiting and training costs increased approximately $1,700.

Operating taxes, primarily property taxes, increased approximately $1,300 as a result of expanded operations. Rent and utility expense increased approximately $3,000, primarily related to additional space required to support the increase in headcount. The remaining increase primarily represents additional development and support expenses associated with expanding operations and new markets.

Depreciation and amortization
-----------------------------
Depreciation and amortization was $44,412 for the quarter ended March 31, 2000 and $32,274 for the quarter ended March 31, 1999. The increase of $12,138, or 37.6%, was the result of a higher depreciable basis of plant resulting primarily from expansion of the Company's advanced fiber network, and amortization of intangible assets arising from the acquisitions of DNAI and Brainstorm in later periods of 1999. The cost basis of property, plant and equipment at March 31, 2000 and 1999 was $1,283,971 and $675,093, respectively. Depreciation expense as a percentage of average gross property, plant and equipment, excluding construction in progress, was 3.4% and 3.2% for the quarters ended March 31, 2000 and 1999, respectively. The basis of intangible assets was $333,613 and $273,026 at March 31, 2000 and 1999, respectively. Amortization expense as a percentage of average intangible assets was 4.9% and 5.8% for the quarter ended March 31, 2000 and 1999, respectively.

The Company expects that depreciation expense will increase in future periods due to the expansion of the Company's advanced fiber optic network.

Interest income
----------------
Interest income was $36,320 and $13,403 for the quarter ended March 31, 2000 and 1999, respectively. The increase of $22,917, or 171.0%, results from higher average cash, temporary cash investments and short-term investments as compared to the same period in 1999. Cash, temporary cash investments and short-term investments were $3,111,037 at March 31, 2000 and $914,674 at March 31, 1999.
During later periods of 1999, proceeds from the following significant financing transactions increased cash, temporary cash investments and short-term investments: (1) the issuance of 250,000 shares of a new issue of the Company's Series A Preferred Stock in April 1999, which yielded net proceeds of approximately $240,000, (2) the issuance of 9,200,000 shares of the Company's common stock, in May 1999, which yielded net proceeds of approximately $344,000 and (3) $875,000 from new borrowings, partially offset by the repayment of the Company's $100,000 term loan. During the first quarter of 2000, net proceeds from the investment by Vulcan Ventures Incorporated in RCN convertible preferred stock were approximately $1,614,000. These increases were partially offset by capital expenditures of approximately $606,000 and working capital requirements.

Interest expense
----------------
For the quarter ended March 31, 2000, interest expense was $53,337 as compared to $31,790 for the quarter ended March 31, 1999. The increase resulted primarily from higher interest and commitment fees of $13,574 relating to the Company's Credit Facility, which the Company entered into with Chase Manhattan Bank in June 1999, of which $500,000 of the Term Loan B was borrowed in June 1999. Additionally, higher interest expense of $9,492 resulted from the Company's $375,000 Senior Notes issued in December 1999 at 10.125%. The remaining increase is due to higher accretion on the senior discount notes of $2,662 and to higher amortization of debt issuance costs of approximately $1,300. These increases were partially offset primarily by lower interest of approximately $1,600 relating to the prepayment of the $100,000 term loan and higher capitalized interest aggregating approximately $3,600.

Income tax
----------
The Company's effective income tax rate was a benefit of .6% and 1.5% for the quarter ended March 31, 2000 and March 31, 1999, respectively. The Company's cumulative losses have exceeded the tax effect of accelerated deductions, primarily depreciation, which the Company has taken for federal income tax purposes. As a result, generally accepted accounting principles do not permit the recognition of such excess losses in the financial statements. This accounting treatment does not impact cash flows for taxes or the amounts or expiration periods of actual net operating loss carryovers.

Minority interest
-----------------
For the quarters ended March 31, 2000 and 1999, minority interest of $4,393 and $6,538, respectively, primarily represents the interest of NSTAR Securities in the loss of RCN-BECOCOM.

Equity in the loss of unconsolidated entities
---------------------------------------------
For the quarter ended March 31, 2000, equity in the loss of unconsolidated entities primarily represents the Company's share of the losses and amortization of excess cost over net assets of Megacable of $1,571, Starpower of $4,094 and JuniorNet of $7,536. For the quarter ended March 31, 1999, equity in the loss of unconsolidated entities primarily represents the Company's share of the losses and amortization of excess cost over net assets of Megacable of $376 and Starpower of $3,527.



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

Based on its current growth plan, the Company expects that it will require a substantial amount of capital to expand the development of its network and operations into new areas within its larger target markets. The Company needs capital to fund the construction of its advanced fiber optic networks, upgrade its Hybrid Fiber/Coaxial plant, fund operating losses and repay its debts. The Company currently estimates that its capital requirements for the period from January 1, 2000 through 2001 will be approximately
$3.6 billion, which include capital expenditures of approximately $1.4 billion in 2000 and approximately $1.6 billion in 2001. These capital expenditures will be used principally to fund additional construction to the Company's fiber optic network in high density areas in the Boston, New York, Washington, D.C. and San Francisco Bay markets as well as to expand into new markets including Chicago and Philadelphia, and to develop its information technology systems. These estimates are forward-looking statements that may change if circumstances related to construction, timing or receipt of regulatory approvals and opportunities to accelerate the deployment of the Company's networks do not occur as expected. In addition to the Company's own capital requirements, its joint venture partners are expected to contribute approximately $400 million, of which approximately $339 million has been contributed, to the joint ventures through 2000 in connection with development of the Boston and Washington, D.C. markets.

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

On February 28, 2000, the Company and Vulcan Ventures Incorporated
("Vulcan"), the investment organization of Paul G. Allen, completed a transaction which culminated in Vulcan acquiring a $1.65 billion investment in the Company in the form of mandatorily convertible preferred stock (the "Preferred Stock"), which will be converted into the Company's Common Stock, ("Common Stock"), no later than seven years after it is issued, if not previously called or converted. Vulcan purchased 1,650,000 shares of the Preferred Stock. The Preferred Stock has a liquidation preference of $1,000 per share and is convertible into Common Stock at a price of $62 per share.
The Preferred Stock has a dividend rate of 7% per annum. All dividends will be paid in additional shares of Preferred Stock. At March 31, 2000 the Company paid dividends in the amount of $10,267 in the form of additional shares of Series A Preferred Stock. At March 31, 2000 the number of common shares that would be issued upon conversion of the Series A Preferred Stock was 26,778,495.

In connection with the investment, Vulcan was permitted to appoint two members to the Company's Board of Directors. On February 28, 2000 Vulcan appointed William D. Savoy, Vice President of Vulcan and Edward S. Harris, Investment Analyst with Vulcan.

Pursuant to an exchange agreement between NSTAR Communications Securities Corporation ("NSTAR Securities") and RCN, NSTAR Securities has the right, from time to time, to convert portions of its ownership interest in RCN-BECOCOM into shares of the Company's common stock, based on an appraised value of such interest. Shares issued upon such exchanges are issued to NSTAR Securities.
At the close of business on December 31, 1999, NSTAR Securities exchanged a further portion of its interest for 2,989,543 shares of RCN common stock. Such portion of the interest was valued as of May 27, 1999. Immediately following such exchanges, NSTAR Securities retained a 23.14% sharing ratio in the joint venture, and the right to invest as if it owned a 49% interest. Such investment percentage will decrease to the extent NSTAR Securities disposes of such RCN common stock. In April NSTAR Securities gave notice to us of its intent to convert its remaining ownership interest currently representing a 29.35% interest in RCN-BECOCOM. Shares of RCN common stock will be issued to NSTAR Securities following the valuation of its interest.

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

The Company has completed the following debt and equity offerings:

    Date            Description                   Proceeds       Maturity
--------------  ------------------------------   ----------  -----------------
October 1997    10% Senior Notes                  $225,000   October 5, 2007
October 1997    11.125% Senior Discount Notes     $601,045   October 5, 2007
February 1998   9.8% Senior Discount Notes        $350,587   February 15, 2008
June 1998       11% Senior Discount Notes         $149,999   June 1, 2008
December 1999   10.125% Senior Notes              $375,000   January 15, 2010


    Date          Description/Price             Proceeds    Number of Shares
--------------  ----------------------------   ----------  ------------------
June 1998       Equity Offering                $  112,866       6,098,355
May 1999        Equity Offering                $  239,897         250,000
June 1999       Equity Offering                $  344,043       9,200,000
February 2000   Equity Offering                $1,614,428       1,650,000

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

On April 7, 1999, Hicks, Muse, Tate & Furst, through Hicks Muse Fund IV purchased 250,000 shares of Series A Preferred Stock, par value $1 per share, for gross proceeds of $250,000. The Series A Preferred Stock is cumulative and has an annual dividend rate of 7% payable quarterly in cash or additional shares of Series A Preferred Stock and has a initial conversion price of $39.00 per share. The Series A Preferred Stock is convertible into common stock at any time. The Series A Preferred Stock is subject to a mandatory redemption on March 31, 2014 at $1,000 per share, plus accrued and unpaid dividends, but may be called by the Company after four years. At March 31, 2000 the Company paid dividends in the amount of $17,658 in the form of additional shares of Series A Preferred Stock. At March 31, 2000 the number of common shares that would be issued upon conversion of the Series A Preferred Stock was 6,863,013.

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

The Revolver may be borrowed and repaid from time to time. Up to $150,000 of the Revolver may be used to fund working capital needs and for general corporate purposes. The remaining $100,000 of the Revolver as well as the term loans may be used solely to finance telecommunications assets. The amount of the commitments under the Revolver automatically reduces to $175,000 on June 3, 2005 and the remaining commitments are reduced quarterly in equal installments through to maturity at June 3, 2006. The Revolver can also be utilized for letters of credit up to a maximum of $15,000. As of March 31, 2000 approximately $1,275 in the form of letters of credit had been drawn under the Revolver. As of March 31, 2000 the Company also had letters of credit outside the Revolver of approximately $4,223.

The Term Loan A is available for drawing until December 3, 2001, at which time any undrawn commitments expire. At March 31, 2000 there were no outstanding loans under the Term Loan A. Any outstanding borrowings under the Term Loan
A at September 3, 2002 will be repaid in quarterly installments based on percentage increments of the Term Loan A that start at 3.75% per quarter on September 3, 2002 and increase in steps to a maximum of 10% per quarter on September 3, 2005 through to maturity at June 3, 2006.

As of March 31, 2000, $500,000 of the Term Loan B was outstanding. The Term Loan B was fully drawn at closing. Amortization of the Term Loan B starts on September 3, 2002 with quarterly installments of $1,000 per quarter until September 3, 2006 when the quarterly installments increase to $121,000 per quarter through to maturity at June 3, 2007.

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

The Company has indebtedness that is substantial in relation to its shareholders' equity and cash flow. At March 31, 2000 the Company had an aggregate of approximately $2,171,000 of indebtedness outstanding, and the ability to borrow up to an additional $500,000 under the Credit Agreement.
The Company also has cash, temporary cash investments and short-term investments aggregating approximately $3,134,000 and a current ratio of approximately 14.31:1.

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

For the quarter ended March 31, 2000, the Company's net cash used in operating activities was $139,987 comprised primarily of a net loss of ($138,121) adjusted by non-cash depreciation and amortization of $44,412, other non-cash items totaling $29,966 and working capital changes of $73,166. Net cash used in investing activities of $223,135 consisted primarily of additions to property, plant and equipment of $155,262, purchase of investments of $45,220, and investment and advances to unconsolidated entities of $19,108, partially offset by net sales and maturities of short-term investments of $1,815. Net cash provided by financing activities of $1,679,864 included proceeds from the issuance of preferred stock of $1,614,428, contribution from minority interest partner of $61,005 and proceeds from the exercise of stock options of $5,329.

IMPACT OF THE YEAR 2000 ISSUE
-----------------------------

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

Item 3.  Quantitative & qualitative disclosures about market risk.

The Company has adopted Item 305 of Regulation S-K "Quantitative & qualitative disclosures about market risk" which is effective in financial statements for
fiscal years ending after June 15, 1998.   The Company currently has no items
that relate to "trading portfolios". Under the "other than trading portfolios" the Company does have four short-term investment portfolios categorized as available for sale securities that are stated at cost, which approximates market, and which are re-evaluated at each balance sheet date and one portfolio that is categorized as held to maturity which is an escrow account against a defined number of future interest payments related to the Company's (10% Senior Discount Notes.). These portfolios consist of Federal Agency notes, Commercial Paper, Corporate Debt Securities, Certificates of Deposit, U.S. Treasury notes, and Asset Backed Securities. The Company believes there is limited exposure to market risk due primarily to the small amount of market sensitive investments that have the potential to create material market risk. Furthermore, the Company's internal investment policies have set maturity limits, concentration limits, and credit quality limits to minimize risk and
promote liquidity.   The Company did not include trade accounts payable and
trade accounts receivable in the "other than trading portfolio" because their carrying amounts approximate fair value.

The objective of the company's "other than trading portfolio" is to invest in high quality securities and seeks to preserve principal, meet liquidity needs, and deliver a suitable return in relationship to these guidelines.

   Part II - OTHER INFORMATION
   ---------------------------

Item 2.  Changes in Securities and Use of Proceeds

On February 28, 2000, the Company and Vulcan Ventures Incorporated
("Vulcan"), the investment organization of Paul G. Allen, completed a transaction which culminated in Vulcan acquiring a $1.65 billion investment in the Company in the form of mandatorily convertible preferred stock (the "Preferred Stock"), which will be converted into the Company's Common Stock, ("Common Stock"), no later than seven years after it is issued, if not previously called or converted. Vulcan purchased 1,650,000 shares of the Preferred Stock. The Preferred Stock has a liquidation preference of $1,000 per share and is convertible into Common Stock at a price of $62 per share. The Preferred Stock has a dividend rate of 7% per annum. All dividends will be paid in additional shares of Preferred Stock. At March 31, 2000 the Company paid dividends in the amount of $10,267 in the form of additional shares of Series A Preferred Stock. At March 31, 2000 the number of common shares that would be issued upon conversion of the Series A Preferred Stock was 26,778,495.

In connection with the investment, Vulcan was permitted to appoint two members to the Company's Board of Directors. On February 28, 2000 Vulcan appointed William D. Savoy, Vice President of Vulcan and Edward S. Harris, Investment Analyst with Vulcan.

Item 6.  Exhibits and Reports on Form 8-K

(a.)  Exhibits

      (27) Financial Data Schedule

      (99) 1997 STOCK PLAN FOR NON-EMPLOYEE DIRECTORS

(b.)  Reports on Form 8-K

      On March 27, 2000, the Company filed a report on Form 8-K announcing that certain eligible officers of the Company elected to receive RCN common stock in lieu of a portion of their cash compensation for period from January

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 RCN Corporation
Date: May 15, 2000

                                                 /s/ Timothy J. Stoklosa
                                                 ------------------------------
                                                 Timothy J. Stoklosa
                                                 Executive Vice President and
                                                 Chief Financial Officer