Form 10-Q
period 2000-06-30
RCN CORP /DE/
filed 2000-08-14
CIK 1041858

                         UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                            FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



       For the quarterly period ended                   June 30, 2000

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

YES  X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of June 30, 2000.

Common Stock                    86,459,650

RCN CORPORATION


INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Statements of
              Operations- for the Quarters and Six
              Months Ended June 30, 2000 and 1999

              Consolidated Balance Sheets-
              June 30, 2000 and December 31, 1999

              Condensed Consolidated Statements of
              Cash Flows- for the Six Months Ended
              June 30, 2000 and 1999

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

Item 4.       Submission of matters to a vote of security holders

Item 6.       Exhibits and Reports on Form 8-K

SIGNATURE

PART I.   FINANCIAL INFORMATION
  Item 1. Financial Statements

                           RCN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in Thousands, Except Share and Per Share Data)
                                     (Unaudited)

                                                                   Quarters  Ended                           Six Months
                                                                      June 30,                                June 30,
                                                           ---------------------------------       ---------------------------------
                                                                2000               1999                 2000               1999
                                                           --------------     --------------       --------------     --------------
Sales                                                      $      78,952      $      66,929        $     150,209      $     134,318
Costs and expenses, excluding non-cash stock based
  compensation, depreciation and appreciation                    151,648             92,335              289,292            181,172
Non-cash stock based compensation                                 10,284                  -               11,447                  -
Depreciation and amortization                                     68,802             30,541              113,214             62,815
                                                           --------------     --------------       --------------     --------------
Operating (loss)                                                (151,782)           (55,947)            (263,744)          (109,669)
Interest income                                                   31,020             19,090               67,340             32,492
Interest expense                                                 (55,362)           (35,672)            (108,699)           (67,462)
Gain on the sale of subsidiary                                         -              8,930                                   8,930
Other (expense) income, net                                       (1,388)              (234)              (2,518)               473
                                                           --------------     --------------       --------------     --------------
(Loss) before income taxes                                      (177,512)           (63,833)            (307,621)          (135,236)
(Benefit) for income taxes                                          (725)            (1,520)              (1,521)            (2,534)
                                                           --------------     --------------       --------------     --------------
(Loss) before equity in unconsolidated
  entities and minority interest                                (176,787)           (62,313)            (306,100)          (132,702)
Equity in (loss) of unconsolidated entities                       (1,939)            (6,613)             (15,140)           (10,516)
Minority interest in loss of
  consolidated entities                                            5,866              5,568               10,259             12,106
                                                           --------------     --------------       --------------     --------------
Net (loss) before extraordinary item                       $    (172,860)     $     (63,358)       $    (310,981)     $    (131,112)
Extraordinary item: Debt prepayment costs                              -               (424)                   -               (424)
                                                           --------------     --------------       --------------     --------------
Net (loss)                                                      (172,860)           (63,782)            (310,981)          (131,536)
Preferred dividend and accretion requirements                     35,170              4,083               50,632              4,083
                                                           --------------     --------------       --------------     --------------
Net (loss) to common shareholders                          $    (208,030)     $     (67,865)       $    (361,613)     $    (135,619)
                                                           ==============     ==============       ==============     ==============

Basic and Diluted (loss) per average common share:
  Net (loss) before extraordinary item                     $       (2.45)     $       (0.97)       $       (4.42)     $       (2.00)
                                                           ==============     ==============       ==============     ==============
  Extraordinary item: Debt prepayment costs                $           -      $       (0.01)       $           -      $       (0.01)
                                                           ==============     ==============       ==============     ==============
  Net (loss) to common shareholders                        $       (2.45)     $       (0.98)       $       (4.42)     $       (2.01)
                                                           ==============     ==============       ==============     ==============
  Weighted average shares outstanding                         84,877,774         69,478,473           81,900,146         67,554,148

See accompanying notes to Condensed Consolidated Financial Statements.

                            RCN CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
               (Dollars in Thousands, Except Share and Per Share Data)
                                      (Unaudited)

                                                                 June 30,           December 31,
                                                                   2000                 1999
                                                              --------------       --------------
ASSETS
Current assets:
    Cash and temporary cash investments                       $     469,510        $     391,412
    Short-term investments                                        2,090,038            1,401,877
    Accounts receivable from related parties                         20,979                8,015
    Accounts receivable, net of reserve for
      doubtful accounts of $14,544 at June 30,
      2000 and $12,258 at December 31, 1999                          31,023               28,434
    Unbilled Revenues                                                 2,187                2,124
    Interest and dividends receivable                                13,820               15,049
    Material and supply inventory, at average cost                   69,951               21,064
    Prepayments and other                                            21,168               13,853
    Investments restricted for debt service                          12,220               23,111
                                                               -------------       --------------
Total current assets                                              2,730,896            1,904,939
 Property, plant and equipment, net of accumulated
   depreciation of $299,310 at June 30, 2000 and
   $230,581 at December 31, 1999                                  1,429,689              893,179
Investments restricted for debt service                                   -                   48
Investments                                                         212,984              190,571
Intangible assets, net of accumulated amortization
   of $203,681 at June 30, 2000 and $158,384 at
   December 31, 1999                                                438,836              138,491
Deferred charges and other assets                                    83,197               64,886
                                                              --------------       --------------
Total assets                                                  $   4,895,602        $   3,192,114
                                                              ==============       ==============







LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt and
      capital lease obligations                               $         654        $       1,225
    Accounts payable                                                 77,155               92,785
    Accounts payable to related parties                              42,365               35,809
    Advance billings and customer deposits                           21,480               16,901
    Deferred income taxes                                             1,485                1,464
    Accrued expenses                                                138,020              101,261
                                                              --------------       --------------
Total current liabilities                                           281,159              249,445
Long-term debt                                                    2,202,471            2,143,096
Other deferred credits                                               21,746               24,598
Minority interest                                                    89,489              129,234
Commitments and contingencies
Preferred stock, par value $1 per share: Authorized
   25,000,000 shares: Issued and outstanding                      1,918,486              253,438
   1,961,662 at June 30, 2000 and 263,053 at
   December 31, 1999
Common shareholders' equity:
   Common stock, par value $1 per share: Authorized
    200,000,000 shares: Issued and outstanding
    87,024,279 at June 30, 2000 and 77,724,070
    at December 31, 1999                                             87,024               77,724
   Class B Common stock, par value $1 per share:
   Authorized 400,000,000 shares: none issued                             -                    -
   Additional paid-in capital                                     1,297,668              923,340
   Cumulative translation adjustments                                (2,274)              (2,014)
   Unearned compensation expense                                    (34,126)                   -
   Unrealized (depreciation) on investments                          (3,708)              (6,228)
   Treasury stock, 564,629 shares and 562,000 shares at cost
    at June 30, 2000 and December 31, 1999, respectively             (9,591)              (9,391)
   Accumulated deficit                                             (952,742)            (591,128)
                                                              --------------       --------------
Total common shareholders' equity                                   382,251              392,303
                                                              --------------       --------------
Total liabilities and shareholders' equity                    $   4,895,602        $   3,192,114
                                                              ==============       ==============

See accompanying notes to Condensed Consolidated Financial Statements.

                            RCN CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Dollars in Thousands)
                                      (Unaudited)

                                                                       Six Months Ended
                                                                           June 30,
                                                              ----------------------------------
                                                                   2000                1999
                                                              --------------      --------------
NET CASH (USED IN) OPERATING ACTIVITIES                       $    (188,903)      $     (57,278)
                                                              --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant & equipment                        (402,259)           (196,231)
   Investment and advance to unconsolidated entities                (38,740)             (9,455)
   Short-term investments, net                                     (688,161)           (403,713)
   Acquisitions                                                    (290,860)            (47,131)
   Other                                                             (1,534)             18,221
                                                              --------------      --------------
   Net cash (used in) investing activities                       (1,421,554)           (638,309)
                                                              --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                                             -             500,000
   Redemption of long-term debt & capital lease obligation           (1,050)           (100,447)
   Purchase of treasury stock                                          (200)                (90)
   Interest paid on Senior Notes (reduction in restricted cash)      11,250              11,250
   Payments made for debt financing costs                            (2,754)            (31,562)
   Contribution from minority interest partner                       61,005              49,000
   Proceeds from the issuance of common stock                            -              344,649
   Proceeds from the issuance of preferred stock                  1,614,416             239,979
   Proceeds from the exercise of stock options                        5,888               3,476
                                                              --------------      --------------
   Net cash provided by financing activities                      1,688,555           1,016,255
                                                              --------------      --------------
   Net increase in cash and temporary
     cash investments                                                78,098             320,668
   Cash and temporary cash investments at beginning of year         391,412             120,126
                                                              --------------      --------------
   Cash and temporary cash investments at June 30             $     469,510       $     440,794
                                                              ==============      ==============
   Supplemental disclosures of cash flow information
   Cash paid during the periods for:
      Interest (net of amounts capitalized)                   $      30,010       $      13,291
                                                              ==============      ==============
      Income taxes                                            $         181       $       1,457
                                                              ==============      ==============

See accompanying notes to Condensed Consolidated Financial Statements.

                       RCN CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Thousands of Dollars, Except Per Share Amounts)

1. RCN Corporation (the "Company" or "RCN") provides a wide range of telecommunications services through high speed, high capacity advanced fiber optic networks. RCN currently offers individual or bundled local and long distance telephone, video and data services, including high speed Internet access. We provide our services primarily to residential customers in selected markets with high levels of population density and favorable demographics. RCN's advanced fiber optic networks have been established in selected markets in the Boston to Washington D.C. corridor and in the San Francisco to San Diego corridor, and the Chicago market.

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

3. The Company adopted the recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation"
("SFAS No. 123") in 2000.  Under SFAS No. 123, the fair value of an option
(as computed in accordance with the Black Scholes valuation model) on the date of grant is amortized over the vesting periods of the options in accordance with FASB Interpretation No. 28 "Accounting For Stock Appreciaiton Rights and Other Variable Stock Option or Award Plans" ("FIN 28"). The recognition provisions of SFAS No. 123 are applied prospectively upon adoption. As a result, the the recognition provisions are applied to all stock awards granted in the year of adoption and are not applied to awards granted in previous years unless those awards are significantly modified or settled in cash after adoption of the recognition provisions.

The Company believes that SFAS No. 123 will continue to result in material non-cash charges to operations in 2000 and thereafter. The amount of the non-cash charges will be dependent upon a number of factors, including the number of grants and the fair value of each grant estimated at the time of its award.

The Company recognized a total of $11,447 of non-cash stock based compensation for the six months ended June 30, 2000.

Outperform Stock Option Plan

In June 2000, the Company adopted an outperform stock option ("OSO") program that was designed so that the Company's stockholders would receive a market return on their investment before OSO holders receive any return on their options. The Company believes that the OSO program aligns directly management's and stockholders' interests by basing stock option value on the Company's ability to outperform the market in general, as measured by the Standard & Poor's ("S&P") 500 Index. Participants in the OSO program do not realize any value from awards unless the Common Stock price outperforms the S&P 500 Index. When the stock price gain is greater than the corresponding gain on the S&P 500 Index, the value received for awards under the OSO plan is based on a formula involving a multiplier related to the level by which the Common Stock outperforms the S&P 500 Index.

OSO grants are made to participants employed on the date of the grant. Each award vests in equal installments over five years and has a ten-year life.

The fair value recognized under SFAS No. 123 for the Incentive Stock Options ("ISO's") and OSO's, collectively "options", granted to employees for services performed prior to June 30, 2000 was approximately $92,555. The Company recognized $4,015 of compensation expense in the second quarter of 2000 for options granted in 2000. As of June 30, 2000, the Company had not reflected $88,540 of unamortized compensation expense in its financial statements for options granted in 2000.

Restricted Stock

On March 10, 2000, the Company issued 559,257 shares of restricted stock with a fair value, on the date, of $67.00 per share. During the performance period the grantee may vote the shares, but the shares are subject to transfer restrictions and are all or partially forfeited if a grantee terminates. The restricted stock vests over three years, 1/3 after year two and the remaining 2/3 after year three. The restricted stock is considered issued and outstanding.

The Company recorded $3,815 of non-cash compensation expense for the quarter ended June 30, 2000 related to its restricted stock program.

As of June 30, 2000, the Company had unamortized compensation costs of $34,126, included as a component of common shareholders' equity, which is being amortized to expense ratably over the restriction period.

Stock Option Recap

During the second quarter of 2000, approximately 6,938,350 options were granted, approximately 69,003 were exercised yielding cash proceeds of $559 and approximately 474,806 options were canceled. At June 30, 2000, there are approximately 15,415,976 options outstanding at exercise prices ranging from $1.30 to $70.50 under RCN's 1997 Plan.

4. Basic loss per share is computed based on net (loss) after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on net (loss) after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock and stock options which would have been assumed to be converted in the quarters and six months ended June 30, 2000 and have a dilutive effect if the Company had income from continuing operations is 28,468,752 and 38,267,504, respectively. The number of stock options which would have been assumed to be converted in the quarter and six months ended June 30, 1999 and have a dilutive effect if the Company had income from continuing operations is 11,626,712 and 7,968,429, respectively.


                                                     Quarter Ended June 30,           Six Months Ended June 30,
                                                 ------------------------------     ------------------------------
                                                     2000              1999             2000              1999
                                                 ------------      ------------     ------------      ------------
Net (loss) from continuing operations            $  (172,860)      $   (63,358)     $  (310,981)      $  (131,112)
Extraordinary item: Debt prepayment costs                  -              (424)               -              (424)
Preferred stock dividend and accretion
  requirements                                        35,170             4,083           50,362             4,083
                                                 ------------      ------------     ------------      ------------
Net (loss) to common shareholders                $  (208,030)      $   (67,865)     $  (361,613)      $  (135,619)

Basic loss per average common share:
  Weighted average shares outstanding             84,877,774        69,478,473       81,900,146        67,554,148
  Loss per average common share                  $     (2.45)      $     (0.98)     $     (4.42)      $     (2.01)

Diluted loss per average common share:
  Weighted average shares outstanding             84,877,774        69,478,473       81,900,146        67,554,148
  Dilutive shares resulting from stock options             -                 -                -                -
                                                 ------------       -----------     ------------      ------------
  Weighted average shares and common stock
   equivalents outstanding                        84,877,774        69,478,473       81,900,146        67,554,148
                                                 ============       ===========     ============      ============
  Loss per average common share                  $     (2.45)       $    (0.98)     $     (4.42)      $     (2.01)


5. The Company primarily has two components of comprehensive income, cumulative translation adjustments and unrealized depreciation on investments. The amount of other comprehensive loss for the quarter and six months ended June 30, 2000 was ($157,152) and ($308,721), respectively. The amount of other comprehensive loss for the quarter and six months ended June 30, 1999 was ($67,930) and ($137,084), respectively.

6. On February 28, 2000, the Company and Vulcan Ventures Incorporated ("Vulcan"), the investment organization of Paul G. Allen, completed a transaction which culminated in Vulcan acquiring a $1.65 billion investment in the Company in the form of mandatorily convertible preferred stock (the "Preferred Stock"), which will be converted into the Company's Common Stock, ("Common Stock"), no later than seven years after it is issued, if not previously called or converted. Vulcan purchased 1,650,000 shares of the Preferred Stock. The Preferred Stock has a liquidation preference of $1,000 per share and is convertible into Common Stock at a price of $62 per share. The Preferred Stock has a dividend rate of 7% per annum. All dividends will be paid in additional shares of Preferred Stock. At June 30, 2000 the Company paid dividends in the amount of $39,322 in the form of additional shares of Series B Preferred Stock. At June 30, 2000 the number of common shares that would be issued upon conversion of the Series B Preferred Stock was 27,247,129.

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

The approximate consideration for the acquisition was $513,000 including out of pocket costs of approximately $1,500 and the assumption and repayment of debt of approximately $303,000 and RCN common stock with a fair value of approximately $208,000 at the time of issuance. The completion of the acquisition coincided with RCN's tender offer and consent solicitation for all of 21st Century's outstanding 12-1/4% Senior Discount Notes due 2008 and its exchange offer and consent solicitation for all of 21st Century's outstanding 13-3/4% Subordinated Debentures due 2010. In those transactions, RCN received tenders and consents from the holders of 100% of the outstanding Notes and over 99% of the outstanding Debentures. Additionally, the Company converted approximately 1,621,000 21st Century stock options to approximately 587,000 RCN incentive stock options in connection with the acquisition. In connection with the acquisition of 21st Century the Company's management is conducting a study for the purpose of allocating the purchase price paid for 21st Century. The Company has preliminary recorded $300,000 excess cost over book value to goodwill and is amortizing it over four years. The transaction was accounted for by the purchase method of accounting.

8. Pursuant to an exchange agreement between NSTAR Communications Securities Corporation ("NSTAR Securities") and RCN, NSTAR Securities has the right, from time to time, to convert portions of its ownership interest in RCN-BECOCOM into shares of the Company's common stock, based on an appraised value of such interest. Shares issued upon such exchanges are issued to NSTAR Securities.
At the close of business on December 31, 1999, NSTAR Securities exchanged a further portion of its interest for 2,989,543 shares of RCN common stock. Such portion of the interest was valued as of May 27, 1999. Following such exchanges, NSTAR Securities retains a 23.14% sharing ratio in the joint venture, and the right to invest as if it owned a 49% interest. Such investment percentage will decrease to the extent NSTAR Securities disposes of such RCN common stock. In April 2000 NSTAR Securities gave notice of its intent to convert its remaining ownership interest into shares of the Company's common stock as of the date of such notice.

9. In February 2000, the Company made an additional $5,000 loan to Juniornet in the form of a convertible bridge loan.

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

GENERAL

RCN Corporation (the "Company" or "RCN") is the nation's first and largest single-source facilities-based provider of bundled local and long distance phone, cable television and high-speed Internet services to the densest residential markets in the country. The Company is currently delivering broadband services over its Megaband Network or designing and building its network on both the East and West coasts as well as in Chicago. In addition, the Company is a leading Internet Service Provider in its markets. RCN offers individual or bundled service options, superior customer service and competitive prices. The Company is also constructing its networks with significant excess capacity in order to accommodate expanded services in the future. The Company intends to expand the services provided to its customers through strategic alliances and opportunistic development of complementary products. In addition, the Company may use excess capacity in its fiber optic networks to provide services to commercial customers located on or near its networks.

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

The Company expects that the operating and net losses from its business will continue in the future as it expands and develops its network and customer base.

There can be no assurance that RCN will achieve or sustain profitability or positive operating income in the future as it develops its advanced fiber optic network.

The operating losses have resulted primarily from expenditures associated with the development of the Company's operational infrastructure, start up expenses in new markets, and marketing expenses. The Company expects it will continue to experience negative operating income while it continues to invest in its networks and until such time as revenue growth is sufficient to fund operating expenses. The Company expects to achieve positive operating margins over time by (i) increasing the number of customers it serves, (ii) increasing the number of connections per customer by cross marketing its services and promoting bundled service options and therefore increasing the revenue per customer,
(iii) lowering the costs associated with new subscriber additions and (iv) reducing the cost of providing services by capturing economies of scale. The Company expects its operating revenues will increase in future periods through internal growth of its current advanced fiber optic networks, increases in penetration, and increases in the number of services per customer; however, the Company also expects that operating losses will increase for some period of time as the Company initiates network development in new markets and expands its current networks. When the Company makes its initial investment in a new market, the operating losses typically increase as the network and sales force are expanded to facilitate growth. The Company's ability to generate positive cash flow in the future will depend on the extent of capital expenditures in current and additional markets, the ability of the Company to generate revenues and cash flow, competition in the Company's markets and any potential adverse regulatory developments. The Company will be dependent on various financing sources to fund its growth as well as continued losses from operations. There can be no assurance that such funding will be available, or available on terms acceptable to the Company. See - "Liquidity and Capital Resources."

Results of Operations

Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

For the quarter ended June 30, 2000, sales increased 17.9% to $78,952 from $66,929 for the same period in 1999. Operating losses before non-cash stock based compensation of $10,284, depreciation and amortization was $(72,696) as compared to $(25,406) for the same period in 1999.

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

Data sales represent Internet access fees billed at contracted rates, as well as related revenues including web hosting and dedicated access. The Company offers both dial-up and high speed cable modem services.

Total sales increased $12,023, or 17.9%, to $78,952 for the quarter ended
June 30, 2000 from $66,929 for the quarter ended June 30, 1999. The increase primarily resulted from average service connections, which increased 8.5% to approximately 973,000 for the quarter ended June 30, 2000 from approximately 896,000 for the quarter ended June 30, 1999 (including connections of the Starpower joint venture). The increase in average service connections resulted principally from growth in average on-net connections, which increased 86.1% from approximately 160,000 for the quarter ended June 30, 1999 to approximately 298,000 for the quarter ended June 30, 2000. Total advanced fiber connections increased 98.3% from 173,000 at June 30, 1999 to 344,000 at June 30, 2000. Advanced fiber units passed increased 145.7% to 1,051,174 units at June 30, 2000 from 428,000 units at June 30, 1999.

Voice sales increased $1,280, or 9.3%, to $15,029 for the quarter ended
June 30, 2000 from $13,749 for the quarter ended June 30, 1999.
Average advanced fiber voice connections increased approximately 78.9% to approximately 80,000 for the quarter ended June 30, 2000 (including connections of the Starpower joint venture) from approximately 45,000 for the quarter ended June 30, 1999. Average off-net voice connections decreased approximately 25.0% to approximately 43,000 for the quarter ended June 30, 2000 from approximately 58,000 for the quarter ended June 30, 1999. The increase in voice revenue was due to higher average connections of approximately $1,000 and higher revenue per connection of approximately $300. Although minutes, calls and average call length increased, revenue per minute declined.

Video sales increased $6,122, or 19.7%, to $37,132 for the quarter ended
June 30, 2000 from $31,010 for the quarter ended June 30, 1999. The increase was primarily due to approximately 51,100 additional average video connections for the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999. Average on-net video connections grew 81,179 or 77.9% to approximately 185,000 for the quarter ended June 30, 2000 (including connections of the Starpower joint venture) from approximately 104,000 for the quarter ended June 30, 1999. Average off-net video connections were approximately 139,000 and 169,000 for the quarter ended June 30, 2000 and 1999, respectively. Overall higher service connections contributed approximately $2,300 to the increase in video sales and higher average revenue per connection principally contributed the remainder.

Data sales increased $296, or 1.8% to $16,887 for the quarter ended
June 30, 2000 from $16,591 for the quarter ended June 30, 1999. The increase was primarily due to approximately 5,245 additional average data connections for the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999. While data sales increased in the second quarter of 2000 over the same quarter in 1999 the Company experienced a decline in data revenue and off net dial-up subscribers resulting from increased competition from free internet and broadband services from the fourth quarter of 1999 to the second quarter of 2000.

For the quarter ended June 30, 2000, the Company had approximately 492,000 average off-net data connections and approximately 33,000 average advanced fiber data connections, including connections of the Starpower joint venture. For the quarter ended June 30, 1999, the Company had approximately 508,000 average off-net data connections and approximately 11,000 advanced fiber data connections, including connections of the Starpower joint venture. Overall higher average service connections contributed approximately $13,000 to the increase in data sales, which was substantially offset by lower average revenue per connection.

Other sales increased $4,325 or 77.5% to $9,904 for the quarter ended June 30, 2000 from $5,579 for the quarter ended June 30, 1999. The increase was due primarily to higher reciprocal compensation.

The Company recognizes that managing customer turnover is an important factor in maximizing revenues and cash flow. For the quarter ended June 30, 2000, the Company's average monthly churn rate was approximately 2.3%.

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

Direct expenses increased $8,945, or 25.8%, to $43,501 for the quarter ended June 30, 2000 from $34,556 for the quarter ended June 30, 1999. The increase was principally the result of higher sales, a lower margin on data sales due principally to higher network backbone costs offset by a higher margin on voice sales due to a decline in resale telephony customers and an increase in on-net voice customers.

Operating, selling, general and administrative expenses primarily include customer service costs, advertising, sales, marketing, order processing, telecommunications network maintenance and repair ("technical expenses") general and administrative expenses, installation and provisioning expenses, and other corporate overhead.

Operating, selling, general and administrative costs increased $60,652, or 104.9%, to $118,431 for the quarter ended June 30, 2000 from $57,779 for the quarter ended June 30, 1999.

Customer services costs, including order processing, increased approximately $11,500, or 124.5%, for the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999. The increase is primarily personnel related to support the increase in average connections over the comparable period in 1999 and to increase the level of service. The increases were primarily for customer service representatives and provisioners which facilitated a "warm call" program which contacts customers within 48 hrs after initiating services and a corresponding decline in the number of calls per connection. Additonally, personnel additions were made to support the Company's target of a lower ratio of connections to customer service representatives. Higher telephone expense, directly results from higher call volumes due to higher connections, of approximately $1,800, principally comprised the remaining increase. Customer service costs per average connection per month increased 111.0% in 2000 over 1999.

Technical expense, including installation and provisioning, increased approximately $15,000, or 127.0%, for the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999. Technical expense increases of approximately $21,500 were due to engineering and construction headcount and contract labor additions made to plan and execute network expansion and network operations control center monitoring. Employee related telephone and vehicle expenses increased approximately $1,000 and network and equipment maintenance costs increased approximately $3,100. Rental and utility expense, primarily for material storage and hub sites, increased approximately $1,300. These increases are partially offset by an increase of approximately $11,900 in technical costs capitalized as part of the cost basis of the telecommunications network.

Sales and marketing costs increased approximately $7,500, or 86.4%, for the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999.
The increase resulted principally from additional staff and related commissions and benefits to cover increases in marketable homes, to increase penetration in the Company's existing markets and to increase the number of services per customer. Additionally, event marketing activity has increased to promote RCN brand awareness, community involvement and new products such as the Resilink bundled product offering.

Advertising costs decreased approximately $4,500, or 66.2%, for the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999. The decrease is primarily timing related as the Company reviewed its advertising campaign during the second quarter of 2000 and intends to commence a more aggressive ad campaign in the later quarters of 2000.

General and administrative expenses increased approximately $31,100, or 147.2%, for the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999. Information technology expenses increased approximately $3,900. The Company is in the process of developing information technology systems which will provide a sophisticated customer care infrastructure as well as other billing and administrative support systems. Such systems include a tracking and billing system to support the Companies ResiLink bundled service package
These multiple systems are in various stages of development and implementation. The expense increases represent staff additions to both support this effort and maintain the systems as well as consulting expenses associated with the planning, analysis, data conversion and training phases of these projects. The Company expects that such charges may increase in future periods.

Employee expenses increased approximately $13,900 as a result of increased support staff and certain charges for non-cash stock based compensation, while recruiting and training costs increased approximately $900

Operating taxes, primarily property taxes, increased approximately $1,900 as a result of expanded operations. Rent and utility expense increased approximately $3,900, primarily related to additional space required to support the increase in headcount. The remaining increase primarily represents additional development and support expenses associated with expanding operations and new markets.

Depreciation and amortization
-----------------------------
Depreciation and amortization was $68,802 for the quarter ended June 30, 2000 and $30,541 for the quarter ended June 30, 1999. The increase of $38,261, or 125.7%, was the result of a higher depreciable basis of plant resulting primarily from expansion of the Company's advanced fiber network, and amortization of intangible assets arising from the acquisitions of DNAI and Brainstorm in later periods of 1999 and 21st Century in April of 2000. The cost basis of property, plant and equipment at June 30, 2000 and 1999 was $1,660,270 and $796,674, respectively. Depreciation expense as a percentage of average gross property, plant and equipment, excluding construction in progress, was 3.65% and 2.74% for the quarters ended June 30, 2000 and 1999, respectively. The basis of intangible assets was $642,517 and $263,194 at June 30, 2000 and 1999, respectively, the increase was primarily due to the acquisition of 21st Century. Amortization expense as a percentage of average intangible assets was 4.95% and 5.33% for the quarter ended June 30, 2000 and 1999, respectively.

The Company expects that depreciation expense will increase in future periods due to the expansion of the Company's advanced fiber optic network.

Interest income
----------------
Interest income was $31,020 and $19,090 for the quarter ended June 30, 2000 and 1999, respectively. The increase of $11,930, or 62.4%, results from higher average cash, temporary cash investments and short-term investments as compared to the same period in 1999. Cash, temporary cash investments and short-term investments were approximately $2,560,000 at June 30, 2000 and $1,739,000 at June 30, 1999. During later periods of 1999, proceeds from the following significant financing transactions increased cash, temporary cash investments and short-term investments: (1) the issuance of 250,000 shares of a new issue of the Company's Series A Preferred Stock in April 1999, which yielded net proceeds of approximately $240,000, (2) the issuance of 9,200,000 shares of the Company's common stock, in June 1999, which yielded net proceeds of approximately $344,000 and (3) $875,000 from new borrowings, partially offset by the repayment of the Company's $100,000 term loan. During the first quarter of 2000, net proceeds from the investment by Vulcan Ventures Incorporated in RCN convertible preferred stock were approximately $1,614,000. These increases were partially offset by capital expenditures made subsequent to June 30, 1999 of approximately $732,270 and working capital requirements.

Interest expense
----------------
For the quarter ended June 30, 2000, interest expense was $55,362 as compared to $35,672 for the quarter ended June 30, 1999. The increase resulted primarily from higher interest and commitment fees of $10,439 relating to the Company's Credit Facility, which the Company entered into with Chase Manhattan Bank in June 1999, of which $500,000 of the Term Loan B was borrowed in June 1999. Additionally, higher interest expense of $9,492 resulted from the Company's $375,000 Senior Notes issued in December 1999 at 10.125%. The remaining increase is due to higher accretion on the senior discount notes of $2,741 and to higher amortization of debt issuance costs of approximately $1,435. These increases were partially offset primarily by lower interest of approximately $1,113 relating to the prepayment of the $100,000 term loan and higher capitalized interest of approximately $3,188.

Income tax
----------
The Company's effective income tax rate was a benefit of 0.4% and 2.3% for the quarter ended June 30, 2000 and June 30, 1999, respectively. The Company's cumulative losses have exceeded the tax effect of accelerated deductions, primarily depreciation, which the Company has taken for federal income tax purposes. As a result, generally accepted accounting principles do not permit the recognition of such excess losses in the financial statements. This accounting treatment does not impact cash flows for taxes or the amounts or expiration periods of actual net operating loss carryovers.

Minority interest
-----------------
For the quarters ended June 30, 2000 and 1999, minority interest of $5,866 and $5,568, respectively, primarily represents the interest of NSTAR Securities in the loss of RCN-BECOCOM.

Equity in the loss of unconsolidated entities
---------------------------------------------
For the quarter ended June 30, 2000, equity in the loss of unconsolidated entities primarily represents the Company's share of the (income) losses and amortization of excess cost over net assets of; Megacable of $(4,039), Starpower of $4,794 and JuniorNet of $1,184. For the quarter ended June 30, 1999, equity in the loss of unconsolidated entities primarily represents the Company's share of the losses and amortization of excess cost over net assets of; Megacable of $89, Starpower of $2,381 and JuniorNet $4,143 (from April 28, 1999, the date of acquisition, of its 47.5% interest).

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

For the six months ended June 30, 2000, sales increased 11.8% to $150,209 from $134,318 for the same period in 1999. Operating losses before non-cash stock based compensation of $11,447, depreciation, amortization and acquired in-process technology was $(139,083) as compared to $(46,854) for the same period in 1999.

Sales
-----
Total sales increased $15,891, or 11.8% to $150,209 for the six months ended June 30, 2000 from $134,318 for the six months ended June 30, 1999. The increase was fueled by higher average service connections which increased 8.2% to approximately 958,000 for the six months ended June 30, 2000 (including connections of the Starpower joint venture) from approximately 885,000 for the six months ended June 30, 1999. The increase in average service connections resulted principally from growth in average advanced fiber connections, which increased 83.0% from approximately 146,000 for the six months ended June 30, 1999 to approximately 268,000 for the six months ended June 30, 2000. Total advanced fiber connections increased 98.3% from approximately 173,000 at June 30, 1999 to approximately 344,000 at June 30, 2000. Advanced fiber units passed increased 145.7% to approximately 1,051,000 units at June 30, 2000 from approximately 428,000 units at June 30, 1999.

Voice sales increased $915, or 3.3%, to $28,622 for the six months ended
June 30, 2000 from $27,707 for the six months ended June 30, 1999. Approximately $1,600 of the increase in voice sales is attributable to higher average connections. Average advanced fiber voice connections increased approximately 85.8% to approximately 73,000 for the six months ended June
30, 2000 (including connections of the Starpower joint venture) from approximately 39,000 for the six months ended June 30, 1999. Average off-net voice connections decreased approximately 27.5% to approximately 45,000 for the six months ended June 30, 2000 from approximately 62,000 for the six months ended June 30, 1999. The increase in voice sales from higher average connections was offset by a decrease in revenue per connection of 5.0%.

Video sales increased $8,753, or 14.2% to $70,111 for the six months ended June 30, 2000 from $61,359 for the six months ended June 30, 1999. The increase was primarily due to approximately 41,000 additional average video connections for the six months ended June 30, 2000 as compared to the six months ended
June 30, 1999. Average on-net video connections grew 69,000 or 70.7% to approximately 166,000 for the six months ended June 30, 2000 (including connections of the Starpower joint venture) from approximately 97,000 for the
six months ended June 30, 1999.   Average off-net video connections were
approximately 144,000 and 172,000 for the six months ended June 30, 2000 and 1999, respectively. Overall higher service connections contributed approximately $4,400 to the increase in video sales and higher average revenue per connection principally contributed the remainder.

Data sales increased $1,011, or 3.1% to $33,404 for the six months ended June 30, 2000 from $32,393 for the six months ended June 30, 1999. The increase was primarily due to approximately 16,000 additional average data connections for the six months ended June 30, 2000 as compared to the six months ended
June 30, 1999.

For the six months ended June 30, 2000, the Company had approximately 502,000 average off-net data connections and approximately 29,000 average advanced fiber data connections, including connections of the Starpower joint venture. For the six months ended June 30, 1999, the Company had approximately 505,000 average off-net data connections, including connections of the Starpower joint venture and approximately 10,000 average advanced fiber data connections. Overall higher average service connections contributed approximately $13,900 to the increase in data sales which was substantially offset by lower average revenue per connection. The decrease in off net dial-up subscribers and in overall revenue per subscriber results from increased competition from free internet and broadband services.

Other sales increased $5,213, or 40.5% to $18,072 for the six months ended
June 30, 2000 from $12,859 for the six months ended June 30, 1999.
The increase was due primarily to higher reciprocal compensation. This increase was partially offset by lower television production revenue of approximately $1,500 due to the disposition of the Company's Lancit Media subsidiary in April 1999.

The Company recognizes that managing customer turnover is an important factor in maximizing revenues and cash flow. For the six months ended June 30, 2000, the Company's average monthly churn rate was approximately 2.3%.

Costs and expenses, excluding depreciation and amortization
-----------------------------------------------------------
Direct expenses increased $12,264, or 17.6% to $81,582 for the six months ended June 30, 2000 from $69,318 for the six months ended June 30, 1999. The increase was principally the result of higher sales, a lower margin on data sales due principally to higher network backbone costs offset by a higher margin on voice sales due to a decline in resale telephony customers and an increase in on-net voice customers.

Operating, selling, general and administrative costs increased $107,303, or 95.9% to $219,157 for the six months ended June 30, 2000 from $111,854 for the six months ended June 30, 1999.

Customer services costs, including order processing, increased approximately $19,400, or 108.8%, for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The increase is primarily personnel related to support the increase in average connections over the comparable period in 1999 and to increase the level of service. The increases were primarily for customer service representatives and provisioners which facilitated a "warm call" program which contacts customers within 48 hrs after initiating services and a corresponding decline in the number of calls per connection. Additonally, personnel additions were made to support the Company's target of a lower ratio of connections to customer service representatives. Higher telephone expense directly results from higher call volumes due to higher connections, of approximately $3,200, principally comprised the remaining increase. Customer service costs per average connection per month increased 93.9% in 2000 over 1999.

Technical expense, including installation and provisioning, increased approximately $26,600, or 120.7%, for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Technical expense increases of approximately $37,600 were due to engineering and construction headcount and contract labor additions made to plan and execute network expansion and network operations control center monitoring. Employee related telephone and vehicle expenses increased approximately $1,700 and network and equipment maintenance costs increased approximately $4,000. Rental and utility expense, primarily for material storage and hub sites, increased approximately $2,100. These increases were partially offset by an increase of approximately $19,800 in technical costs capitalized as part of the cost basis of the telecommunications network.

Sales and marketing costs increased approximately $13,900, or 86.5%, for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The increase resulted principally from additional staff and related commissions and benefits, to cover increases in marketable homes, to increase penetration in the Company's existing markets and to increase the number of services per customer. Additionally, event marketing activity has increased to promote RCN brand awareness, community involvement and new products such as the ResiLink bundled product offering.

Advertising costs decreased approximately $1,000, or 7.7%, for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The decrease is primarily timing related as the Company reviewed its advertising campaign during the second quarter of 2000 and intends to commence a more aggressive ad campaign in the later quarters of 2000.

General and administrative expenses increased approximately $48,300, or 113.4%, for the six months ended June 30, 2000 as compared to the six months ended
June 30, 1999. Information technology expenses increased approximately $7,000. The Company is in the process of developing information technology systems which will provide a sophisticated customer care infrastructure as well as other billing and administrative support systems. Such systems include a tracking and billing system to support the Companies ResiLink bundled service package
These multiple systems are in various stages of development and implementation. The expense increases represent staff additions to both support this effort and maintain the systems as well as consulting expenses associated with the planning, analysis, data conversion and training phases of these projects. The Company expects that such charges may increase in future periods.

Employee expenses increased approximately $16,600 as a result of increased support staff and certain charges for non-cash stock based compensation, while recruiting and training costs increased approximately $900.

Operating taxes, primarily property taxes, increased approximately $3,200 as a result of expanded operations. Rent and utility expense increased approximately $6,900, primarily related to additional space required to support the increase in headcount. The remaining increase primarily represents additional development and support expenses associated with expanding operations and new markets.

Depreciation and amortization
-----------------------------
Depreciation and amortization was $113,214 for the six month period ending June 30, 2000 and $62,815 for the six month period ending June 30, 1999.
The increase of $50,399, or 80.2% was the result of a higher depreciable basis of plant resulting primarily from expansion of the Company's advanced fiber network, and amortization of intangible assets arising from the acquisitions of DNAI and Brainstorm in later periods of 1999 and the acquisition of 21st Century in April of 2000 (Note 7). The cost basis of property, plant and equipment at June 30, 2000 and 1999 was $1,660,270 and $796,674, respectively. Depreciation expense as a percentage of average gross property, plant and equipment, excluding construction in progress, was 3.65% and 2.74% for the six months ended June 30, 2000 and 1999, respectively. The basis of intangible assets was $642,517 and $263,194 at June 30, 2000 and 1999, respectively, the increase was primarily due to the acquisition of 21st Century. Amortization expense as a percentage of average intangible assets was 4.95% and 5.33% for the six months ended June 30, 2000 and 1999, respectively.

Interest income
----------------
Interest income was $67,340 and $32,492 for the six month periods ended June
30, 2000 and 1999, respectively. The increase of $34,848, or 107.2%, results from higher average cash, temporary cash investments and short-term investments as compared to the same period in 1999. Cash, temporary cash investments and short-term investments were approximately $2,560,000 at June 30, 2000 and approximately $1,739,000 at June 30, 1999. During later periods of 1999, proceeds from the following significant financing transactions increased cash, temporary cash investments and short-term investments: (1) the issuance of 250,000 shares of a new issue of the Company's Series A Preferred Stock in April 1999, which yielded net proceeds of approximately $240,000, (2) the issuance of 9,200,000 shares of the Company's common stock, in June 1999, which yielded net proceeds of approximately $344,000 and (3) $875,000 from new borrowings, partially offset by the repayment of the Company's $100,000 term loan.
During the first quarter of 2000, net proceeds from the investment by Vulcan Ventures Incorporated in RCN convertible preferred stock were approximately $1,614,000. These increases were partially offset by capital expenditures made subsequent to June 30, 1999 of approximately $732,270 and working capital requirements.

Interest expense
----------------
For the six months ended June 30, 2000, interest expense was $108,699 as compared to $67,462 for the six months ended June 30, 1999. The increase resulted primarily from higher interest and commitment fees of $24,013 relating to the Company's Credit Facility, which the Company entered into with Chase Manhattan Bank in June 1999, of which $500,000 of the Term Loan B was borrowed in June 1999. Additionally, higher interest expense of $18,984 resulted from the Company's $375,000 Senior Notes issued in December 1999 at 10.125%. The remaining increase is due to higher accretion on the senior discount notes of $5,404 and to higher amortization of debt issuance costs of approximately $2,718. These increases were partially offset primarily by lower interest of approximately $2,644 relating to the prepayment of the $100,000 term loan and higher capitalized interest of approximately $6,805.

Income tax
----------
The Company's effective income tax rate was a benefit of 0.5% and 1.9% for the six months ended June 30, 2000 and June 30, 1999, respectively. The primary reason for the difference is that the tax effect of the Company's cumulative losses has exceeded the tax effect of accelerated deductions, primarily depreciation, which the Company has taken for federal income tax purposes.
As a result, generally accepted accounting principles do not permit the recognition of such excess losses in the financial statements. This accounting treatment does not impact cash flows for taxes or the amounts or expiration periods of actual net operating loss carryovers.

Minority interest
-----------------
For the six months ended June 30, 2000 and 1999 minority interest of $10,259 and $12,106, respectively, primarily represents the interest of Boston Edison Company ("NSTAR") in the loss of RCN-BECOCOM.

Equity in the loss of unconsolidated entities
---------------------------------------------
For the six months ended June 30, 2000, equity in the loss of unconsolidated entities primarily represents the Company's share of the (income) losses and amortization of excess cost over net assets of; Megacable of $(2,468), Starpower $8,888 and JuniorNet of $8,720. For the six months ended June 30,1999, equity in the loss of unconsolidated entities primarily represents the Company's share of the losses and amortization of excess cost over net assets of; Megacable of $465 and Starpower of $5,908 and JuniorNet of $4,143.

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

Based on its current growth plan, the Company expects that it will require a substantial amount of capital to expand the development of its network and operations into new areas within its larger target markets. The Company needs capital to fund the construction of its advanced fiber optic networks, upgrade its Hybrid Fiber/Coaxial plant, fund operating losses and repay its debts. The Company currently estimates that its capital requirements for the period from January 1, 2000 through 2001 will be approximately
$3.6 billion, which include capital expenditures of approximately $1.4 billion in 2000 and approximately $1.6 billion in 2001. These capital expenditures will be used principally to fund additional construction to the Company's fiber optic network in high density areas in the Boston, New York, Washington, D.C. and San Francisco Bay markets as well as to expand into new markets including Chicago and Philadelphia, and to develop its information technology systems. These estimates are forward-looking statements that may change if circumstances related to construction, timing or receipt of regulatory approvals and opportunities to accelerate the deployment of the Company's networks do not occur as expected. In addition to the Company's own capital requirements, its joint venture partners are expected to contribute approximately $400 million, of which approximately $364 million has been contributed, to the joint ventures through 2000 in connection with development of the Boston and Washington, D.C. markets.

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

On February 28, 2000, the Company and Vulcan Ventures Incorporated
("Vulcan"), the investment organization of Paul G. Allen, completed a transaction which culminated in Vulcan acquiring a $1.65 billion investment in the Company in the form of mandatorily convertible preferred stock (the "Preferred Stock"), which will be converted into the Company's Common Stock, ("Common Stock"), no later than seven years after it is issued, if not previously called or converted. Vulcan purchased 1,650,000 shares of the Preferred Stock. The Preferred Stock has a liquidation preference of $1,000 per share and is convertible into Common Stock at a price of $62 per share. The Preferred Stock has a dividend rate of 7% per annum. All dividends will be paid in additional shares of Preferred Stock. At June 30, 2000 the Company paid dividends in the amount of $39,322 in the form of additional shares of Series B Preferred Stock. At June 30, 2000 the number of common shares that would be issued upon conversion of the Series B Preferred Stock was 27,247,113.

In connection with the investment, Vulcan was permitted to appoint two members to the Company's Board of Directors. On February 28, 2000 Vulcan appointed William D. Savoy, President of Vulcan and Edward S. Harris, Investment Analyst with Vulcan.

Pursuant to an exchange agreement between NSTAR Communications Securities Corporation ("NSTAR Securities") and RCN, NSTAR Securities has the right, from time to time, to convert portions of its ownership interest in RCN-BECOCOM into shares of the Company's common stock, based on an appraised value of such interest. Shares issued upon such exchanges are issued to NSTAR Securities.
At the close of business on December 31, 1999, NSTAR Securities exchanged a further portion of its interest for 2,989,543 shares of RCN common stock. Such portion of the interest was valued as of May 27, 1999. Following such exchanges, NSTAR Securities retains a 23.14% sharing ratio in the joint venture, and the right to invest as if it owned a 49% interest. Such investment percentage will decrease to the extent NSTAR Securities disposes of such RCN common stock. In April NSTAR Securities gave notice to us of its intent to convert its remaining ownership interest as of the date of such notice.

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

The Company has completed the following debt and equity offerings:

    Date            Description                   Proceeds       Maturity
--------------  ------------------------------   ----------  -----------------
October 1997    10% Senior Notes                  $225,000   October 5, 2007
October 1997    11.125% Senior Discount Notes     $350,000   October 5, 2007
February 1998   9.8% Senior Discount Notes        $350,587   February 15, 2008
June 1998       11% Senior Discount Notes         $149,999   June 1, 2008
December 1999   10.125% Senior Notes              $375,000   January 15, 2010


    Date        Description/Price   Class/Series   Proceeds    Number of Shares
--------------  ------------------  ------------  ----------  ------------------
June 1998       Equity Offering     Common        $  112,866       6,098,355
April 1999ssave Equity Offering     Common        $  239,897         250,000
save 1999       Equity Offering     Preferred A   $  344,043       9,200,000
February 2000   Equity Offering     Preferred B   $1,614,428       1,650,000


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

On April 7, 1999, Hicks, Muse, Tate & Furst, through Hicks Muse Fund IV purchased 250,000 shares of Series A Preferred Stock, par value $1 per share, for gross proceeds of $250,000. The Series A Preferred Stock is cumulative and has an annual dividend rate of 7% payable quarterly in cash or additional shares of Series A Preferred Stock and has a initial conversion price of $39.00 per share. The Series A Preferred Stock is convertible into common stock at any time. The Series A Preferred Stock is subject to a mandatory redemption on March 31, 2014 at $1,000 per share, plus accrued and unpaid dividends, but may be called by the Company after four years. At June 30, 2000 the Company paid dividends in the amount of $22,340 in the form of additional shares of Series A Preferred Stock. At June 30, 2000 the number of common shares that would be issued upon conversion of the Series A Preferred Stock was 6,983,128.

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

The Revolver may be borrowed and repaid from time to time. Up to $150,000 of the Revolver may be used to fund working capital needs and for general corporate purposes. The remaining $100,000 of the Revolver as well as the term loans may be used solely to finance telecommunications assets. The amount of the commitments under the Revolver automatically reduces to $175,000 on June 3, 2005 and the remaining commitments are reduced quarterly in equal installments through to maturity at June 3, 2006. The Revolver can also be utilized for letters of credit up to a maximum of $15,000. As of June 30, 2000 approximately $228 in the form of letters of credit had been drawn under the Revolver. As of June 30, 2000 the Company also had letters of credit outside the Revolver of approximately $12,584.

The Term Loan A is available for drawing until December 3, 2001, at which time any undrawn commitments expire. At June 30, 2000 there were no outstanding loans under the Term Loan A. Any outstanding borrowings under the Term Loan
A at September 3, 2002 will be repaid in quarterly installments based on percentage increments of the Term Loan A that start at 3.75% per quarter on September 3, 2002 and increase in steps to a maximum of 10% per quarter on September 3, 2005 through to maturity at June 3, 2006.

As of June 30, 2000, $500,000 of the Term Loan B was outstanding. The Term Loan B was fully drawn at closing. Amortization of the Term Loan B starts on September 3, 2002 with quarterly installments of $1,000 per quarter until September 3, 2006 when the quarterly installments increase to $121,000 per quarter through to maturity at June 3, 2007.

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

The Company has indebtedness that is substantial in relation to its shareholders' equity and cash flow. At June 30, 2000 the Company had an aggregate of approximately $2,203,125 of indebtedness outstanding, and the ability to borrow up to an additional $500,000 under the Credit Agreement.
The Company also has cash, temporary cash investments and short-term investments aggregating approximately $2,559,548 and a current ratio of approximately 9.71:1.

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

For the six months ended June 30, 2000, the Company's net cash used in operating activities was $188,903 comprised primarily of a net loss of ($310,981) adjusted by non-cash depreciation and amortization of $113,214, other non-cash items totaling $66,517 and working capital changes of $(60,511). Net cash used in investing activities of $1,421,554 consisted primarily of additions to property, plant and equipment of $402,259, acquisitions of $290,860, short-term investments, net of $688,161, and investment and advances in unconsolidated joint venture of $38,740. Net cash provided by financing activities of $1,688,555 included proceeds from the issuance of preferred stock of $1,614,416, contribution from minority interest partner of $61,005 and proceeds from the exercise of stock options of $5,888.

Item 3.  Quantitative & qualitative disclosures about market risk.

The Company has adopted Item 305 of Regulation S-K "Quantitative & qualitative disclosures about market risk" which is effective in financial statements for fiscal years ending after June 15, 1998. The Company currently has no items that relate to "trading portfolios". Under the "other than trading portfolios" the Company does have four short-term investment portfolios categorized as available for sale securities that are stated at cost, which approximates market, and which are re-evaluated at each balance sheet date and one portfolio that is categorized as held to maturity which is an escrow account against a defined number of future interest payments related to the Company's (10% Senior Discount Notes). These portfolios consist of Federal Agency notes, Commercial Paper, Corporate Debt Securities, Certificates of Deposit, U.S. Treasury notes, and Asset Backed Securities. The Company believes there is limited exposure to market risk due primarily to the small amount of market sensitive investments that have the potential to create material market risk. Furthermore, the Company's internal investment policies have set maturity limits, concentration limits, and credit quality limits to minimize risk and promote liquidity. The Company did not include trade accounts payable and trade accounts receivable in the "other than trading portfolio" because their carrying amounts approximate fair value.

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

         NONE.

Item 4.  Submission of matters to a vote of security holders

The Annual Meeting of Shareholders was held on May 16, 2000. Matters submitted to and approved by Shareholders included:

     1) The election of Class III Directors to serve a term of three years

        Nominee                   For              Withheld
        -------                ----------          --------
        David C. McCourt       95,683,069           160,104
        James Q. Crowe         95,677,371           165,802
        Eugene Roth            95,693,582           149,591
        William D. Savoy       95,654,778           188,395
        Walter Scott, Jr       95,657,227           185,946

        Additional Directors whose term of office as a Director continued after the meeting included:


        Michael A. Adams          Timothy J. Stoklosa
        Stuart E. Graham          Alfred Fasola
        Micheal J. Levitt         Edward S. Harris
        Thomas J. May             Richard R. Jaros
        Thomas P. O'Neil III      Michasl B. Yanney


     2) The ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent auditors for the year ending December 31, 2000.

           For               Against           Abstain
        ----------           -------           -------
        95,718,105            89,701            35,367

     3) The adoption of the Company's 2000 Employee Stock Purchase Plan.

           For               Against           Abstain
        ----------          ---------          -------
        92,150,211          3,266,747          426,215

     4) The approval of ammendments to the Company's 1997 Equity Incentive
        Plan.

           For               Against           Abstain
        ----------         ----------          -------
        80,860,444         14,525,120          457,609

Item 6.  Exhibits and Reports on Form 8-K

(a.)  Exhibits

       (4)   Amendment to RCN's Credit Agreement

      (27)   Financial Data Schedule

      (99)   Amendment to 1997 STOCK PLAN FOR NON-EMPLOYEE DIRECTORS

      (99.1) Preferability Letter from PricewaterhouseCoopers

(b.)  Reports on Form 8-K

In May the Company filed a report on Form 8-K announcing it's purchase of 21st Century Telecom Group, Inc. On December 12, 1999, RCN Corporation ("RCN") entered into an Agreement and Plan of Merger (the "Merger Agreement"), among RCN, 21st Holding Corp., a wholly owned subsidiary of RCN ("Sub"), and 21st Century Telecom Group, Inc. ("21st Century") providing for the acquisition of 21st Century by RCN in a transaction structured as a Merger (the "Merger") of Sub with and into 21st 21st Century, with 21st Century surviving the Merger and becoming a wholly owned subsidiary of RCN. On April 28, 2000, RCN completed the acquisition of 21st Century. The Merger Agreement provides that the issued and outstanding shares of 21st Century's Voting and Non-Voting Common Stock, no par value, and Class A Convertible 8% Cumulative Preferred Stock, no par value, and outstanding warrants to acquire Company Common Stock, will be converted into shares of RCN common stock.





  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 RCN Corporation
Date: August 14, 2000

                                                 /s/ Timothy J. Stoklosa
                                                 -----------------------------
                                                 Timothy J. Stoklosa
                                                 Executive Vice President and
                                                 Chief Financial Officer