Form 10-Q
period 2000-09-30
RCN CORP /DE/
filed 2000-11-14
CIK 1041858

                         UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                            FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



       For the quarterly period ended              September 30, 2000

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

YES  X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of September 30, 2000.

Common Stock                    86,492,217

RCN CORPORATION


INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Statements of
              Operations- for the Quarters and Nine
              Months Ended September 30, 2000 and 1999

              Consolidated Balance Sheets-
              September 30, 2000 and December 31, 1999

              Condensed Consolidated Statements of
              Cash Flows- for the Nine Months Ended
              September 30, 2000 and 1999

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

PART II.      OTHER INFORMATION


SIGNATURE

PART I.   FINANCIAL INFORMATION
  Item 1. Financial Statements

                           RCN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in Thousands, Except Share and Per Share Data)
                                     (Unaudited)

                                                                    Quarters  Ended                           Nine Months
                                                                     September 30,                           September 30,
                                                           ---------------------------------       ---------------------------------
                                                                2000               1999                 2000               1999
                                                           --------------     --------------       --------------     --------------
Sales                                                      $      88,245      $      69,622        $     238,454      $     203,939
Costs and expenses, excluding non-cash stock based
  compensation, depreciation and amortization                    171,392            102,209              460,684            283,381
Non-cash stock based compensation                                 16,185                  -               27,632                  -
Depreciation and amortization                                     83,059             36,133              196,274             98,948
                                                           --------------     --------------       --------------     --------------
Operating (loss)                                                (182,391)           (68,720)            (446,136)          (178,390)
Interest income                                                   38,190             23,729              105,531             56,222
Interest expense                                                 (55,638)           (44,822)            (164,337)          (112,285)
Gain on the sale of subsidiary                                         -                  -                                   8,930
Other income (expense), net                                        1,522               (941)                (996)              (467)
                                                           --------------     --------------       --------------     --------------
(Loss) before income taxes                                      (198,317)           (90,754)            (505,938)          (225,990)
(Benefit) for income taxes                                          (880)            (1,437)              (2,401)            (3,971)
                                                           --------------     --------------       --------------     --------------
(Loss) before equity in unconsolidated
  entities and minority interest                                (197,437)           (89,317)            (503,537)          (222,019)
Equity in (loss) of unconsolidated entities                       (7,030)           (10,198)             (22,170)           (20,714)
Minority interest in loss of
  consolidated entities                                            6,429              7,741               16,688             19,847
                                                           --------------     --------------       --------------     --------------
Net (loss) before extraordinary item                            (198,038)           (91,774)            (509,019)          (222,886)
Extraordinary item: Debt prepayment costs                              -                  -                    -               (424)
                                                           --------------     --------------       --------------     --------------
Net (loss)                                                      (198,038)           (91,774)            (509,019)          (223,310)
Preferred dividend and accretion requirements                     35,760              4,446               86,392              8,529
                                                           --------------     --------------       --------------     --------------
Net (loss) to common shareholders                          $    (233,798)     $     (96,220)       $    (595,411)     $    (231,839)
                                                           ==============     ==============       ==============     ==============

Basic and Diluted (loss) per average common share:
  Net (loss) before extraordinary item                     $       (2.70)     $       (1.26)       $       (7.14)     $       (3.28)
                                                           ==============     ==============       ==============     ==============
  Extraordinary item: Debt prepayment costs                $           -      $           -        $           -      $       (0.01)
                                                           ==============     ==============       ==============     ==============
  Net (loss) to common shareholders                        $       (2.70)     $       (1.26)       $       (7.14)     $       (3.29)
                                                           ==============     ==============       ==============     ==============
  Weighted average shares outstanding                         86,470,290         76,184,604           83,434,647         70,416,096

See accompanying notes to Condensed Consolidated Financial Statements.

                            RCN CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                 (Dollars in Thousands)
                                      (Unaudited)

                                                              September 30,         December 31,
                                                                   2000                 1999
                                                             ---------------       --------------
ASSETS
Current assets:
    Cash and temporary cash investments                      $     414,481         $     391,412
    Short-term investments                                       1,745,266             1,401,877
    Accounts receivable from related parties                        42,255                 8,015
    Accounts receivable, net of reserve for
      doubtful accounts of $15,222 at September 30,
      2000 and $12,258 at December 31, 1999                         35,501                28,434
    Unbilled Revenues                                                2,229                 2,124
    Interest and dividends receivable                               17,795                15,049
    Material and supply inventory, at average cost                  78,423                21,064
    Prepayments and other                                           24,995                13,853
    Investments restricted for debt service                         11,492                23,111
                                                             ---------------        --------------
Total current assets                                             2,372,437             1,904,939
 Property, plant and equipment, net of accumulated
   depreciation of $345,260 at September 30, 2000 and
   $230,581 at December 31, 1999                                 1,713,482               893,179
Investments restricted for debt service                              5,521                    48
Investments                                                        220,412               190,571
Intangible assets, net of accumulated amortization
   of $238,949 at September 30, 2000 and $158,384 at
   December 31, 1999                                               409,636               138,491
Deferred charges and other assets                                   74,723                64,886
                                                             ---------------        --------------
Total assets                                                 $   4,796,211         $   3,192,114
                                                             ===============        ==============







LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt and
      capital lease obligations                              $         499         $       1,225
    Accounts payable                                                91,384                92,785
    Accounts payable to related parties                             77,712                35,809
    Advance billings and customer deposits                          21,030                16,901
    Deferred income taxes                                            1,487                 1,464
    Accrued expenses                                               141,499               101,261
                                                             ---------------       --------------
Total current liabilities                                          333,611               249,445
Long-term debt                                                   2,230,760             2,143,096
Other deferred credits                                              22,528                24,598
Minority interest                                                   83,059               129,234
Commitments and contingencies
Preferred stock, par value $1 per share: Authorized
   25,000,000 shares: Issued and outstanding                     1,954,253               253,438
   1,995,991 at September 30, 2000 and 263,053 at
   December 31, 1999
Common shareholders' equity:
   Common stock, par value $1 per share: Authorized
    200,000,000 shares: Issued and outstanding
    87,056,846 at September 30, 2000 and 77,724,070
    at December 31, 1999                                            87,057                77,724
   Class B Common stock, par value $1 per share:
   Authorized 400,000,000 shares: none issued                            -                     -
   Additional paid-in capital                                    1,310,247               923,340
   Cumulative translation adjustments                               (2,274)               (2,014)
   Unearned compensation expense                                   (29,577)                    -
   Unrealized appreciation/(depreciation) on investments             2,679                (6,228)
   Treasury stock, 564,629 shares and 562,000 shares at cost
    at September 30, 2000 and December 31, 1999, respectively       (9,591)               (9,391)
   Accumulated deficit                                          (1,186,541)             (591,128)
                                                             ---------------       --------------
Total common shareholders' equity                                  172,000               392,303
                                                             ---------------       --------------
Total liabilities and shareholders' equity                   $   4,796,211         $   3,192,114
                                                             ===============       ==============

See accompanying notes to Consolidated Financial Statements.

                            RCN CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Dollars in Thousands)
                                      (Unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                              ----------------------------------
                                                                   2000                1999
                                                              --------------      --------------
NET CASH (USED IN) OPERATING ACTIVITIES                       $    (243,419)      $     (89,358)
                                                              --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant & equipment                        (733,063)           (339,726)
   Investment and advance to unconsolidated entities                (53,748)             (9,455)
   Short-term investments, net                                     (343,389)           (514,959)
   Acquisitions                                                    (290,844)            (55,137)
   Proceeds from the sale of subsidiary                                   -              23,711
   Other                                                             (1,291)             (3,198)
                                                              --------------      --------------
   Net cash (used in) investing activities                       (1,422,335)           (898,764)
                                                              --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt                                             -             500,000
   Redemption of long-term debt & capital lease obligation           (1,471)           (100,691)
   Purchase of treasury stock                                          (200)                (90)
   Interest paid on Senior Notes (reduction in restricted cash)      11,619              11,250
   Payments made for debt financing costs                            (2,823)            (31,781)
   Contribution to minority interest partner                         61,005                (122)
   Contribution from minority interest partner                            -              82,320
   Proceeds from the issuance of common stock                             -             344,342
   Proceeds from the issuance of preferred stock                  1,614,423             239,897
   Proceeds from the exercise of stock options                        6,270               3,929
                                                              --------------      --------------
   Net cash provided by financing activities                      1,688,823           1,049,054
                                                              --------------      --------------
   Net increase in cash and temporary
     cash investments                                                23,069              60,932
   Cash and temporary cash investments at beginning of year         391,412             120,126
                                                              --------------      --------------
   Cash and temporary cash investments at September 30        $     414,481       $     181,058
                                                              ==============      ==============
   Supplemental disclosures of cash flow information
   Cash paid during the periods for:
      Interest (net of amounts capitalized)                   $      61,190       $      46,880
                                                              ==============      ==============
      Income taxes                                            $         181       $         505
                                                              ==============      ==============

See accompanying notes to Condensed Consolidated Financial Statements.

                       RCN CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Thousands of Dollars, Except Per Share Amounts)

1. RCN Corporation (the "Company" or "RCN") provides a wide range of telecommunications services through high speed, high capacity advanced fiber optic networks. RCN currently offers individual or bundled local and long distance telephone, video and data services, including high speed Internet access. We provide our services primarily to residential customers in selected markets with high levels of population density and favorable demographics. We are also the nation's first and largest single-source facilities-based provider of bundled local and long distance phone, cable television and high-speed internet services to the most densely populated residential markets in the country. RCN is currently delivering broadband services over its Megaband Network or designing and building its network on the East and West coasts as well as Chicago.

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

3. The Company adopted the recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123") in 2000. Under SFAS No. 123, the fair value of an option (as computed in accordance with the Black Scholes valuation model) on the date of grant is amortized over the vesting periods of the options in accordance with FASB Interpretation No. 28 "Accounting For Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN 28"). The recognition provisions of SFAS No. 123 are applied prospectively upon adoption. As a result, the recognition provisions are applied to all stock awards granted in the year of adoption and are not applied to awards granted in previous years unless those awards are significantly modified or settled in cash after adoption of the recognition provisions.

The Company believes that SFAS No. 123 will continue to result in material non-cash charges to operations in 2000 and thereafter. The amount of the non-cash charges will be dependent upon a number of factors, including the number of grants and the fair value of each grant estimated at the time of its award.

The Company recognized a total of $27,632 of non-cash stock based compensation for the nine months ended September 30, 2000.

Incentive Stock Options

The Company granted 4,312,150 Incentive Stock Options("ISO's") to employees during the nine months ended September 30, 2000. The expense recognized for the three and nine months ended September 30, 2000 for ISO's outstanding at September 30, 2000 in accordance with SFAS No. 123 was $3,622 and $6,008 respectively.

The fair value recognized under SFAS No. 123 for the ISO's granted to employees for services performed prior to September 30, 2000 was approximately $26,483. As of September 30, 2000, the Company had not reflected $22,861 of unamortized compensation expense in its financial statements for options granted in 2000.

Outperform Stock Option Plan

In June 2000, the Company adopted an outperform stock option ("OSO") program pursuant to the Company's 1997 Equity Incentive Plan. The OSO program was designed so that the Company's stockholders would receive a market return on their investment before OSO holders receive any return on their options. The Company believes that the OSO program aligns directly management's and stockholders' interests by basing stock option value on the Company's ability to outperform the market in general, as measured by the Standard & Poor's ("S&P") 500 Index. Participants in the OSO program do not realize any value from awards unless the Common Stock price outperforms the S&P 500 Index.
When the stock price gain is greater than the corresponding gain on the S&P 500 Index, the value received for awards under the OSO program is based on a formula involving a multiplier related to the level by which the Common Stock outperforms the S&P 500 Index. To the extent that the Company's common stock outperforms the S&P 500 Index, the value of the OSO's to a holder may exceed the value of other stock options.

OSO grants are made to participants employed on the date of the grant. Each award vests in equal installments over five years and has a ten-year life.

The Company granted 3,000,000 OSO's to employees during the nine months ended September 30, 2000. The fair value recognized under SFAS No. 123 for the OSO's granted to employees for services performed prior to September 30, 2000 was approximately $67,234. The Company recognized $8,607 of compensation expense in the third quarter of 2000 for options granted in 2000. As of September 30, 2000, the Company had not reflected $58,627 of unamortized compensation expense in its financial statements for options granted in 2000.

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

The Company recorded $3,688 of non-cash compensation expense for the quarter ended September 30, 2000 related to its restricted stock program.

As of September 30, 2000, the Company had unamortized compensation costs of $29,577 which is being amortized to expense over the restriction period.

Stock Option Recap

During the third quarter of 2000, approximately 194,000 options were granted, approximately 32,567 were exercised yielding cash proceeds of $382 and approximately 166,204 options were canceled. At September 30, 2000, there are approximately 15,964,369 (including OSO's) options outstanding at exercise prices ranging from $1.30 to $70.50 under RCN's 1997 Plan.

4. Basic loss per share is computed based on net (loss) after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on net (loss) after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock and stock options which would have been assumed to be converted in the quarters and nine months ended September 30, 2000 and have a dilutive effect if the Company had income from continuing operations is 25,852,459 and 38,391,225, respectively. The number of stock options which would have been assumed to be converted in the quarter and nine months ended September 30, 1999 and have a dilutive effect if the Company had income from continuing operations is 11,989,675 and 9,308,844, respectively.

                                                 Quarter Ended September 30,      Nine Months Ended September 30,
                                               ------------------------------     --------------------------------
                                                   2000              1999              2000              1999
                                               ------------      ------------     -------------      -------------
Net (loss) from continuing operations          $  (198,038)      $   (91,774)     $   (509,019)      $   (222,886)
Extraordinary item: Debt prepayment costs                -                                  -                (424)
Preferred stock dividend and accretion
  requirements                                      35,760             4,446            86,392              8,529
                                               ------------      ------------     -------------      -------------
Net (loss) to common shareholders              $  (233,798)      $   (96,220)     $   (595,411)      $   (231,839)

Basic loss per average common share:
  Weighted average shares outstanding           86,470,290        76,184,604        83,434,647         70,416,096
  (Loss) from continuing operations            $     (2.70)      $     (1.26)     $      (7.14)      $      (3.28)
  Extraordinary item: Debt prepayment costs    $         -       $         -      $          -       $      (0.01)
  Loss per average common share                $     (2.70)      $     (1.26)     $      (7.14)      $      (3.29)

Diluted loss per average common share:
  Weighted average shares outstanding           86,470,290        76,184,604        83,434,647         70,416,096
  Dilutive shares resulting from stock options           -                 -                 -                 -
                                               ------------       -----------     -------------      -------------
  Weighted average shares and common stock
   equivalents outstanding                      86,470,290        76,184,604        83,434,647         70,416,096
                                               ============       ===========     =============      =============
  (Loss) from continuing operations            $     (2.70)       $    (1.26)     $      (7.14)      $      (3.28)
  Extraordinary item: Debt prepayment costs    $         -        $        -      $          -       $      (0.01)
  Loss per average common share                $     (2.70)       $    (1.26)     $      (7.14)      $      (3.29)

5. The Company primarily has two components of comprehensive income, cumulative translation adjustments and unrealized appreciation/(depreciation) on investments. The amount of other comprehensive loss for the quarter and nine months ended September 30, 2000 was ($191,650) and ($500,372), respectively.
The amount of other comprehensive loss for the quarter and nine months ended September 30, 1999 was ($93,974) and ($231,058), respectively.

6. On February 28, 2000, the Company and Vulcan Ventures Incorporated ("Vulcan"), the investment organization of Paul G. Allen, completed a transaction which culminated in Vulcan acquiring a $1.65 billion investment in the Company in the form of mandatorily convertible preferred stock (the "Preferred Stock"), which will be converted into the Company's Common Stock, ("Common Stock"), no later than seven years after it is issued, if not previously called or converted. Vulcan purchased 1,650,000 shares of the Preferred Stock. The Preferred Stock has a liquidation preference of $1,000 per share and is convertible into Common Stock at a price of $62 per share. The Preferred Stock has a dividend rate of 7% per annum. All dividends will be paid in additional shares of Preferred Stock. At September 30, 2000 the Company paid dividends in the amount of $68,885 in the form of additional shares of Series B Preferred Stock. At September 30, 2000 the number of common shares that would be issued upon conversion of the Series B Preferred Stock was 27,723,952.

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

The approximate consideration for the acquisition was $513,000 including out of pocket costs of approximately $1,500, the assumption and repayment of debt of approximately $303,000 and RCN common stock with a fair value of approximately $208,000 at the time of issuance. Additionally, the Company converted approximately 1,621,000 21st Century stock options to approximately 587,000 RCN incentive stock options in connection with the acquisition. In connection with the acquisition of 21st Century the Company's management is conducting a study for the purpose of allocating the purchase price paid for 21st Century. The Company has preliminary recorded $300,000 excess cost over bookvalue to goodwill and is amortizing it over four years.

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

In April 2000, NSTAR Communications gave notice of its intent to convert its remaining ownership interest into shares of the Company's common stock. In October 2000, the Company and NSTAR Communications reached an agreement in principle to settle the final valuation of that exchange and to amend certain other agreements governing the RCN-BecoCom, LLC joint venture (the "Joint Venture"). Under the agreement in principle, NSTAR Communications will receive
7.5 million shares of the Company's common stock in exchange for its remaining membership interest in the Joint Venture, representing $152 million invested by NSTAR Communications. In addition, a new class of security in the Joint Venture will be created. NSTAR Communications will be permitted to invest up to $100 million in such security, which will carry a cash coupon rate of 1.84% per month, guaranteed by the Company. Such coupon will include amortization of principal, which will be fully amortized over a fifteen year term (callable after eight years, subject to certain make-whole requirements). NSTAR Communications, at its election, may choose to designate the amounts it contributes under future capital calls as either common equity or the new security in the Joint Venture. Future investments by NSTAR Communications will not be convertible into Company stock. In addition, the Joint Venture and NSTAR Communications will amend certain of their agreements to incorporate an incentive and penalty provision for construction activities and expand the relevant market in which the Joint Venture operates.

9. In February 2000, the Company made a $5,000 loan to Juniornet in the form of a convertible bridge loan, subsequently, in June 2000 the Company made an additional $5,000 loan to Juniornet. Such loans mature in December 2000. JuniorNet's management is currently reviewing its business plan and financing alternatives with respect to repayment and/or restructure of these loans as well as long term capital strategy. The result of this review may impact the Company's ultimate recovery of its investment.

10. In September 2000, the Company acquired certain assets of OnePoint Communication Corporation and OnePoint Communications ("OnePoint"), a private cable operator serving the Chicago area, for a consideration of approximately $10 million in cash.

11. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, as amended by SFAS 138, becomes effective for the Company beginning January 1, 2001. This Statement establishes standards for financial accounting and reporting for derivative instruments and hedging activities. The Company is in the process of evaluating all contracts to determine whether they will be subject to the guidelines set forth under SFAS 133.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                (Thousands of Dollars, Except Per Share Data)

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report is forward-looking, such as information relating to expected capital expenditures, capital contributions to joint ventures by joint venture partners, and expected trends in operating losses and cash flows associated with investments in new markets. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future differently from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, the availability of capital in the public markets, technological developments and changes in the competitive environment in which the Company operates.

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-K.

GENERAL

RCN Corporation (the "Company" or "RCN") is the nation's first and largest single-source facilities-based provider of bundled local and long distance phone, cable television and high-speed Internet services to the densest residential markets in the country. The Company is currently delivering broadband services over its Megaband Network or designing and building its network on both the East and West coasts as well as in Chicago. In addition, the Company is a leading Internet Service Provider in its markets. RCN offers individual or bundled service options, superior customer service and competitive prices. The Company is also constructing its networks with significant excess capacity in order to accommodate expanded services in the future. The Company intends to expand the services provided to its customers through strategic alliances and opportunistic development of complementary products. In addition, the Company expects to use the excess capacity in its fiber optic networks to provide services to commercial customers located on or near its networks.

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

The Company expects that the operating and net losses from its business may rise in the future as it expands and develops its network and customer base.

There can be no assurance that RCN will achieve or sustain profitability or positive operating income in the future as it develops its advanced fiber optic network.

The operating losses have resulted primarily from expenditures associated with the development of the Company's operational infrastructure, start up expenses in new markets, and marketing expenses. The Company expects it will continue to experience negative operating income while it continues to invest in its networks and until such time as revenue growth is sufficient to fund operating expenses. The Company expects to achieve positive operating margins over time by (i) increasing the number of customers it serves, (ii) increasing the number of connections per customer by cross marketing its services and promoting bundled service options and therefore increasing the revenue per customer,
(iii) lowering the costs associated with new subscriber additions and (iv) reducing the cost of providing services by capturing economies of scale. The Company expects its operating revenues will increase in future periods through internal growth of its current advanced fiber optic networks, increases in penetration, and increases in the number of services per customer; however, the Company also expects that operating losses may increase for some period of time as the Company initiates network development in new markets and expands its current networks. When the Company makes its initial investment in a new market, the operating losses typically increase as the network and employee base are expanded to facilitate growth. The Company's ability to generate positive cash flow in the future will depend on, among other things, the extent of capital expenditures and other expenditures in current and additional markets, the ability of the Company to generate revenues and generate customers, competition in the Company's markets, penetration of the Company's services and any potential adverse regulatory developments. The Company will be dependent on various financing sources to fund its growth as well as continued losses from operations. There can be no assurance that such funding will be available, or available on terms acceptable to the Company. See - "Liquidity and Capital Resources."

Results of Operations

Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999

For the quarter ended September 30, 2000, sales increased 26.7% to $88,245 from $69,622 for the same period in 1999. Operating losses before non-cash stock based compensation and depreciation and amortization was $(83,147) as compared to $(32,587) for the same period in 1999. This loss was predominantly due to the increase in operating, selling and general and administrative expenses resulting from the rapid expansion of the Company's business plan.

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

Total sales increased $18,623, or 26.7%, to $88,245 for the quarter ended September 30, 2000 from $69,622 for the quarter ended September 30, 1999. The increase primarily resulted from average service connections, which increased 12.5% to approximately 1,035,000 for the quarter ended September 30, 2000 from approximately 920,000 for the quarter ended September 30, 1999 (including connections of the Starpower joint venture). The increase in average service connections resulted principally from growth in average on-net connections, which increased 106.6% from approximately 182,000 for the quarter ended September 30, 1999 to approximately 376,000 for the quarter ended September 30, 2000. Total advanced fiber connections increased 107.7% from 195,000 at September 30, 1999 to 405,000 at September 30, 2000. Advanced fiber units passed increased 129.2% to 1,263,000 units at September 30, 2000 from 551,000 units at September 30, 1999.

Voice sales increased $4,191, or 32.1%, to $17,259 for the quarter ended September 30, 2000 from $13,068 for the quarter ended September 30, 1999. Average advanced fiber voice connections increased approximately 98.1% to approximately 103,000 for the quarter ended September 30, 2000 (including connections of the Starpower joint venture) from approximately 52,000 for the quarter ended September 30, 1999. Average off-net voice connections decreased approximately 17.3% to approximately 43,000 for the quarter ended September 30, 2000 from approximately 52,000 for the quarter ended September 30, 1999. Approximately $2,500 of the increase in voice sales is attributable to higher average connections. The remaining increase is principally due to higher revenue per connection. Although minutes, calls and average call length increased, revenue per minute declined.

Video sales increased 8,491, or 27.0%, to $39,970 for the quarter ended September 30, 2000 from $31,479 for the quarter ended September 30, 1999. The increase was primarily due to approximately 33,000 additional average video connections for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. Average on-net video connections grew 112,000 or 97.4% to approximately 227,000 for the quarter ended September 30, 2000 (including connections of the Starpower joint venture) from approximately 115,000 for the quarter ended September 30, 1999. Average off-net video connections were approximately 135,000 and 211,000 for the quarter ended September 30, 2000 and 1999, respectively. Overall higher service connections contributed approximately $2,900 to the increase in video sales and higher average revenue per connection contributed the remainder.

Data sales increased $4,572, or 26.6% to $21,749 for the quarter ended
September 30, 2000 from $17,177 for the quarter ended September 30, 1999. While data sales increased in the third quarter of 2000 over the same quarter in 1999 the Company experienced a decline in data revenue from off net dial-up subscribers resulting from increased competition from free data sales increased in the third quarter of 2000 over the same quarter in 1999 and off net dial-up subscribers resulting from increased competition from free Internet and broadband services from the fourth quarter of 1999 to the third quarter of 2000. The Company expects that this trend will continue in the future.

For the quarter ended September 30, 2000, the Company had approximately 481,000 average off-net data connections and approximately 46,000 average advanced fiber data connections, including connections of the Starpower joint venture. For the quarter ended September 30, 1999, the Company had approximately 521,000 average off-net data connections and approximately 15,000 advanced fiber data connections, including connections of the Starpower joint venture. Overall higher average service connections contributed approximately $6,800 to the increase in data sales, which was offset by lower average revenue per connection.

Other sales increased $1,369 or 17.3% to $9,267 for the quarter ended September 30, 2000 from $7,898 for the quarter ended September 30, 1999. The increase was due primarily to higher reciprocal compensation.

The Company recognizes that managing customer turnover is an important factor in maximizing revenues and cash flow. For the quarter ended September 30, 2000, the Company's average monthly churn rate was approximately 2.3%.

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

Direct expenses increased $8,942, or 24.6%, to $45,286 for the quarter ended September 30, 2000 from $36,344 for the quarter ended September 30, 1999. The increase was principally the result of higher sales, a lower margin on data sales due principally to higher network backbone costs offset by a higher margin on voice sales due to a decline in resale telephony customers and an increase in on-net voice customers.

Operating, selling, general and administrative expenses primarily include customer service costs, advertising, sales, marketing, order processing, telecommunications network maintenance and repair ("technical expenses") general and administrative expenses, installation and provisioning expenses, and other corporate overhead.

Operating, selling, general and administrative costs increased $60,241, or 91.5%, to $126,106 for the quarter ended September 30, 2000 from $65,865 for the quarter ended September 30, 1999.

Customer services costs, including order processing, increased approximately $18,000, or 200.0%, for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. The increase is primarily internal and external personnel related to support the increase in average connections over the comparable period in 1999 and to increase the level of service. The increases were primarily for customer service representatives and provisioners which facilitated a "warm call" program which contacts customers within 48 hrs after initiating services and a corresponding decline in the number of calls per connection. Additionally, personnel additions were made to support the Company's target of a lower ratio of connections to customer service representatives. Higher telephone expense, directly resulting from higher call volumes due to higher connections, of approximately $2,500, principally comprised the remaining increase.

Technical expense, including installation and provisioning, increased approximately $8,500, or 58.0%, for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. Technical expense increases of approximately $4,000 were due to engineering and construction headcount and contract labor additions made to plan and execute network expansion and network operations control center monitoring. Network and equipment maintenance costs increased approximately $2,400. Rental and utility expense, primarily for material storage and hub sites, increased approximately $700.

Sales and marketing costs increased approximately $11,600, or 116.0%, for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. The increase resulted principally from additional staff and related commissions and benefits to cover increases in marketable homes, to increase penetration in the Company's existing markets and to increase the number of services per customer. Additionally, event marketing activity has increased to promote RCN brand awareness, community involvement and new products such as the Resilink bundled product offering.

Advertising costs increased approximately $1,500, or 17.2%, for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. The increase is primarily due to the expansion into Chicago, California and Philadelphia markets.

General and administrative expenses increased approximately $21,000, or 89.0%, for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999.

Employee expenses increased approximately $5,800 as a result of increased support staff while recruiting, training and other employee related costs increased approximately $2,700.

Operating taxes, primarily property taxes and insurance, increased approximately $1,600 as a result of expanded operations. Rent and utility expense increased approximately $5,200, primarily related to additional space required to support the increase in headcount. The remaining increase primarily represents additional development and support expenses associated with expanding operations and new markets.

Depreciation and amortization
-----------------------------
Depreciation and amortization was $83,059 for the quarter ended September 30, 2000 and $36,133 for the quarter ended September 30, 1999. The increase of $46,926, or 129.9%, was the result of a higher depreciable basis of property, plant and equipment resulting primarily from expansion of the Company's advanced fiber network. The cost basis of property, plant and equipment at September
30, 2000 and 1999 was $2,058,742 and $942,754, respectively. Depreciation expense as a percentage of average gross property, plant and equipment, excluding construction in progress, was 3.41% and 3.24% for the quarters ended September 30, 2000 and 1999, respectively. The basis of intangible assets was $648,585 and $290,028 at September 30, 2000 and 1999, respectively, primarily due to the acquisition of 21st Century. Amortization expense as a percentage of average intangible assets was 5.45% and 5.43% for the quarter ended September 30, 2000 and 1999, respectively.

The Company expects that depreciation expense will increase in future periods due to the expansion of the Company's advanced fiber optic network.

Interest income
----------------
Interest income was $38,190 and $23,729 for the quarters ended September 30, 2000 and 1999, respectively. The increase of $14,461, or 60.9%, results from higher average cash, temporary cash investments and short-term investments as compared to the same period in 1999. Cash, temporary cash investments and short-term investments were approximately $2,160,000 at September 30, 2000 and $1,593,000 at September 30, 1999. During later periods of 1999, proceeds of $375,000 from new borrowings increased cash, temporary cash investments and short-term investments. During the first quarter of 2000, net proceeds from the investment by Vulcan Ventures Incorporated in RCN convertible preferred stock were approximately $1,614,000. These increases were partially offset by capital expenditures and working capital requirements.

Interest expense
----------------
For the quarter ended September 30, 2000, interest expense was $55,638 as compared to $44,822 for the quarter ended September 30, 1999. The increase resulted primarily from higher interest and commitment fees of $1,800 relating to the Company's Credit Facility, which the Company entered into with Chase Manhattan Bank in June 1999, of which $500,000 of the Term Loan B was borrowed in June 1999. Additionally, higher interest expense of $9,500 resulted from the Company's $375,000 Senior Notes issued in December 1999 at 10.125%. The remaining increase is due to higher accretion on the senior discount notes of $2,800 offset by higher capitalized interest aggregating approximately $3,000.

Income tax
----------
The Company's effective income tax rate was a benefit of .45% and 1.5% for the quarters ended September 30, 2000 and September 30, 1999, respectively. The Company's cumulative losses have exceeded the tax effect of accelerated deductions, primarily depreciation, which the Company has taken for federal income tax purposes. As a result, generally accepted accounting principles do not permit the recognition of such excess losses in the financial statements. This accounting treatment does not impact cash flows for taxes or the amounts or expiration periods of actual net operating loss carryovers.

Minority interest
-----------------
For the quarters ended September 30, 2000 and 1999, minority interest of $6,429 and $7,741, respectively, primarily represents the interest of NSTAR Securities in the loss of RCN-BECOCOM.

Equity in the loss of unconsolidated entities
---------------------------------------------
For the quarter ended September 30, 2000, equity in the loss of unconsolidated entities primarily represents the Company's share of the (income)/losses and amortization of excess cost over net assets of; Megacable of $(732), Starpower of $4,786 and JuniorNet of $2,976. For the quarter ended September 30, 1999, equity in the loss of unconsolidated entities primarily represents the Company's share of the losses and amortization of excess cost over net assets of; Megacable of $1,197, Starpower of $2,816 and JuniorNet $6,185.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

For the nine months ended September 30, 2000, sales increased 16.9% to $238,454 from $203,939 for the same period in 1999. Operating losses before non-cash stock based compensation, depreciation and amortization was $(222,230) as compared to $(79,442) for the same period in 1999.

Sales
-----
Total sales increased $34,515, or 16.9% to $238,454 for the nine months ended September 30, 2000 from $203,939 for the nine months ended September 30, 1999. The increase was fueled by higher average service connections which increased 9.6% to approximately 983,000 for the nine months ended September 30, 2000 (including connections of the Starpower joint venture) from approximately 897,000 for the nine months ended September 30, 1999. The increase in average service connections resulted principally from growth in average advanced fiber connections, which increased 93.0% from approximately 158,000 for the nine months ended September 30, 1999 to approximately 305,000 for the nine months ended September 30, 2000. Total advanced fiber connections increased 107.7% from approximately 195,000 at September 30, 1999 to approximately 405,000 at September 30, 2000. Advanced fiber units passed increased 129.2% to approximately 1,263,000 units at September 30, 2000 from approximately 551,000 units at September 30, 1999.

Voice sales increased $5,106, or 12.5%, to $45,881 for the nine months ended September 30, 2000 from $40,775 for the nine months ended September 30, 1999. Approximately $4,300 of the increase in voice sales is attributable to higher average connections. Average advanced fiber voice connections increased approximately 88.6% to approximately 83,000 for the nine months ended September 30, 2000 (including connections of the Starpower joint venture) from approximately 44,000 for the nine months ended September 30, 1999. Average off-net voice connections decreased approximately 24.1% to approximately 44,000 for the nine months ended September 30, 2000 from approximately 58,000 for the nine months ended September 30, 1999. The increase in voice sales from higher average connections was offset by a decrease in revenue per connection of 3.3%.

Video sales increased $17,244, or 18.6% to $110,082 for the nine months ended September 30, 2000 from $92,838 for the nine months ended September 30, 1999. The increase was primarily due to approximately 43,000 additional average video connections for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Average on-net video connections grew 84,000 or 81.7% to approximately 187,000 for the nine months ended September 30, 2000 (including connections of the Starpower joint venture) from approximately 103,000 for the nine months ended September 30, 1999. Average off-net video connections were approximately 140,000 and 170,000 for the nine months ended September 30, 2000 and 1999, respectively. Overall higher service connections contributed approximately $7,200 to the increase in video sales and higher average revenue per connection principally contributed the remainder.

Data sales increased $5,583, or 11.3% to $55,153 for the nine months ended September 30, 2000 from $49,570 for the nine months ended September 30, 1999. The increase was primarily due to approximately 7,000 additional average data connections for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

For the nine months ended September 30, 2000, the Company had approximately 495,000 average off-net data connections and approximately 34,000 average advanced fiber data connections, including connections of the Starpower joint venture. For the nine months ended September 30, 1999, the Company had approximately 510,000 average off-net data connections, including connections of the Starpower joint venture and approximately 12,000 average advanced fiber data connections. Overall higher average service connections contributed approximately $44,000 to the increase in data sales which was substantially offset by lower average revenue per connection. The decrease in off net dial-up subscribers and in overall revenue per subscriber results from increased competition from free Internet and broadband services. The Company expects that this trend will continue in the future.

Other sales increased $6,582, or 31.7% to $27,338 for the nine months ended September 30, 2000 from $20,756 for the nine months ended September 30, 1999. The increase was due primarily to higher reciprocal compensation. This increase was partially offset by lower long distance revenue primarily attributable to a rate reduction year over year.

The Company recognizes that managing customer turnover is an important factor in maximizing revenues and cash flow. For the nine months ended September 30, 2000, the Company's average monthly churn rate was approximately 2.3%.

Costs and expenses, excluding depreciation and amortization
-----------------------------------------------------------
Direct expenses increased $21,206, or 20.1% to $126,868 for the nine months ended September 30, 2000 from $105,662 for the nine months ended September 30, 1999. The increase was principally the result of higher sales, a lower margin on data sales due principally to higher network backbone costs offset by a higher margin on voice sales due to a decline in resale telephony customers and an increase in on-net voice customers.

Operating, selling, general and administrative costs increased $156,097, or 87.8% to $333,816 for the nine months ended September 30, 2000 from $177,719 for the nine months ended September 30, 1999.

Customer services costs, including order processing, increased approximately $37,400, or 139.1%, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The increase is primarily personnel related to support the increase in average connections over the comparable period in 1999 and to increase the level of service. The increases were primarily for customer service representatives and provisioners which facilitated a "warm call" program which contacts customers within 48 hrs after initiating services and a corresponding decline in the number of calls per connection. Additionally, personnel additions were made to support the Company's target of a lower ratio of connections to customer service representatives. Higher telephone expense, directly resulting from higher call volumes due to higher connections, of approximately $4,900, principally comprised the remaining increase.

Technical expense, including installation and provisioning, increased approximately $35,000, or 95.7%, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Technical expense increases of approximately $21,800 were due to engineering and construction headcount and contract labor additions made to plan and execute network expansion and network operations control center monitoring. Network and equipment maintenance costs increased approximately $6,100. Rental and utility expense, primarily for material storage and hub sites, increased approximately $2,600.

Sales and marketing costs increased approximately $25,600, or 97.8%, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The increase resulted principally from additional staff and related commissions and benefits, to cover increases in marketable homes, to increase penetration in the Company's existing markets and to increase the number of services per customer. Additionally, event marketing activity has increased to promote RCN brand awareness, community involvement and new products such as the ResiLink bundled product offering.

General and administrative expenses increased approximately $57,600, or 86.9%, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Information technology expenses increased approximately $6,100. The Company is in the process of developing information technology systems which will provide a sophisticated customer care infrastructure as well as other billing and administrative support systems. Such systems include a tracking and billing system to support the Company's ResiLink bundled service package. These multiple systems are in various stages of development and implementation. The expense increases represent staff additions to both support this effort and maintain the systems as well as consulting expenses associated with the planning, analysis, data conversion and training phases of these projects. The Company expects that such charges may increase in future periods.

Employee expenses increased approximately $11,300 as a result of increased support staff while recruiting, training and other employee related costs increased approximately $6,700.

Operating taxes, primarily property taxes and insurance, increased approximately $6,600 as a result of expanded operations. Rent and utility expense increased approximately $11,300, primarily related to additional space required to support the increase in headcount. The remaining increase primarily represents additional development and support expenses associated with expanding operations and new markets.

Depreciation and amortization
-----------------------------
Depreciation and amortization was $196,274 for the nine month period ending September 30, 2000 and $98,948 for the nine month period ending September 30, 1999. The increase of $97,326, or 98.4% was the result of a higher depreciable basis of plant resulting primarily from expansion of the Company's advanced fiber network. The cost basis of property, plant and equipment at September
30, 2000 and 1999 was $2,058,742 and $942,754, respectively. Depreciation expense as a percentage of average gross property, plant and equipment, excluding construction in progress, was 3.41% and 3.24% for the nine months ended September 30, 2000 and 1999, respectively. The basis of intangible assets was $648,585 and $290,028 at September 30, 2000 and 1999, respectively, primarily due to the acquisition of 21st Century. Amortization expense as a percentage of average intangible assets was 5.45% and 5.43% for the nine months ended September 30, 2000 and 1999, respectively.

Interest income
----------------
Interest income was $105,531 and $56,222 for the nine month periods ended September 30, 2000 and 1999, respectively. The increase of $49,309, or 87.7%, results from higher average cash, temporary cash investments and short-term investments as compared to the same period in 1999. Cash, temporary cash investments and short-term investments were approximately $2,160,000 at September 30, 2000 and approximately $1,593,000 at September 30, 1999. During later periods of 1999, proceeds from the following significant financing transactions increased cash, temporary cash investments and short-term investments: (1) the issuance of 250,000 shares of a new issue of the Company's Series A Preferred Stock in April 1999, which yielded net proceeds of approximately $240,000, (2) the issuance of 9,200,000 shares of the Company's common stock, in May 1999, which yielded net proceeds of approximately $344,000 and (3) $875,000 from new borrowings, partially offset by the repayment of the Company's $100,000 term loan. During the first quarter of 2000, net proceeds from the investment by Vulcan Ventures Incorporated in RCN convertible preferred stock were approximately $1,614,000. These increases were partially offset by capital expenditures of approximately $733,000 and working capital requirements.

Interest expense
----------------
For the nine months ended September 30, 2000, interest expense was $164,337 as compared to $112,285 for the nine months ended September 30, 1999. The increase resulted primarily from higher interest and commitment fees of $23,200 relating to the Company's Credit Facility, which the Company entered into with Chase Manhattan Bank in June 1999, of which $500,000 of the Term Loan B was borrowed in June 1999. Additionally, higher interest expense of $28,500 resulted from the Company's $375,000 Senior Notes issued in December 1999 at 10.125%. The remaining increase is due to higher accretion on the senior discount notes of $8,200 and to higher amortization of debt issuance costs of approximately $2,900. These increases were partially offset primarily by lower interest of approximately $2,625 relating to the prepayment of the $100,000 term loan and higher capitalized interest aggregating approximately $10,000.

Income tax
----------
The Company's effective income tax rate was a benefit of .48% and 1.8% for the nine months ended September 30, 2000 and September 30, 1999, respectively. The primary reason for the difference is that the tax effect of the Company's cumulative losses has exceeded the tax effect of accelerated deductions, primarily depreciation, which the Company has taken for federal income tax purposes. As a result, generally accepted accounting principles do not permit the recognition of such excess losses in the financial statements. This accounting treatment does not impact cash flows for taxes or the amounts or expiration periods of actual net operating loss carryovers.

Minority interest
-----------------
For the nine months ended September 30, 2000 and 1999 minority interest of $16,688 and $19,847, respectively, primarily represents the interest of Boston Edison Company ("NSTAR") in the loss of RCN-BECOCOM.

Equity in the loss of unconsolidated entities
---------------------------------------------
For the nine months ended September 30, 2000, equity in the loss of unconsolidated entities primarily represents the Company's share of the losses and amortization of excess cost over net assets of; Megacable of $(3,199), Starpower $13,673 and JuniorNet of $11,696. For the nine months ended September 30, 1999, equity in the loss of unconsolidated entities primarily represents the Company's share of the losses and amortization of excess cost over net assets of; Megacable of $1,662 and Starpower of $8,724 and JuniorNet of $10,328.

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

The Company's business plan will require a substantial amount of capital expenditures, a substantial portion of which will be incurred before any significant related revenues are expected to be realized. These expenditures, together with associated early operating expenses, may result in substantial negative operating cash flow and substantial net operating losses for the Company for the foreseeable future. The Company's spending will be primarily to fund the construction of its advanced fiber optic networks, upgrade its Hybrid Fiber/Coaxial plant, fund operating losses and repay its debts. The Company currently estimates that its capital requirements for the period from January 1, 2000 through 2001 will be approximately $3.6 billion, which include capital expenditures of approximately $1.4 billion in 2000 and approximately $1.6 billion in 2001. The increase in capital expenditures is the result of expansion of the Company's network into new and existing markets. These capital expenditures will be used principally to fund additional construction to the Company's fiber optic network in high density areas in the Boston, New York, Washington, D.C. and San Francisco Bay markets as well as to expand into new markets including Chicago, Philadelphia and Los Angeles, and to develop its information technology systems. The Company believes its currently available funds are sufficient to fund development of the markets the Company has committed to entering. The implementation of the Company's business plan in new markets will require substantial additional capital. The Company expects to meet additional capital requirements with the proceeds from sales or the issuance of additional equity securities, credit facilities and borrowings, or additional debt securities.

The Company may not be successful in producing sufficient cash flow, raising sufficient debt or equity capital on terms that it will consider acceptable, or selling voice, video and data services. Further, expenses may exceed the Company's estimates and the financing needs may be higher than estimated. Failure to generate sufficient funds may require the Company to delay or abandon some of its future expansion or expenditures, which could have a material adverse effect on the implementation of the Company's business plan. The Company may not be able to obtain such financing if and when it is needed or that, if available, will be on terms unacceptable to the Company.

As of the end of the quarter, the Company had $2.7 billion in cash and available funds. These estimates are forward-looking statements that may change if circumstances related to construction, the availability of capital, the availability and cost of resources, equipment and personnel, timing or receipt of regulatory approvals and opportunities to accelerate the deployment of the Company's networks do not occur as expected. In addition to the Company's available cash, its joint venture partners are expected to contribute approximately $400 million, of which approximately $364 million has been contributed, to the joint ventures through 2000 in connection with development of the Boston and Washington, D.C. markets.

The Company expects to supplement its existing available credit facilities, available cash and operating cash flow by continuing to seek to raise capital to increase its network coverage and pay for other capital expenditures, working capital, debt service requirements, anticipated future operating losses and acquisitions.

The Company's current joint venture agreements reduce the amount of expenditures required by RCN to develop the network due both to access to the joint venture partners' existing facilities and to the anticipated joint venture partners' equity contributions. However, the joint venture arrangements will also reduce the potential cash flows to be realized from operation of the networks in the markets in which the joint ventures operate and restrict the Company's access to cash flow generated by the joint ventures (which would be paid in the form of dividends). The Company may enter into additional joint ventures in the future as the Company begins to develop new markets.

On February 28, 2000, the Company and Vulcan Ventures Incorporated
("Vulcan"), the investment organization of Paul G. Allen, completed a transaction which culminated in Vulcan acquiring a $1.65 billion investment in the Company in the form of mandatorily convertible preferred stock (the "Preferred Stock"), which will be converted into the Company's Common Stock, ("Common Stock"), no later than seven years after it is issued, if not previously called or converted. Vulcan purchased 1,650,000 shares of the Preferred Stock. The Preferred Stock has a liquidation preference of $1,000 per share and is convertible into Common Stock at a price of $62 per share. The Preferred Stock has a dividend rate of 7% per annum. All dividends will be paid in additional shares of Preferred Stock. At September 30, 2000 the Company paid dividends in the amount of $68,885 in the form of additional shares of Series B Preferred Stock. At September 30, 2000 the number of common shares that would be issued upon conversion of the Series B Preferred Stock was 27,723,952.

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

In April 2000, NSTAR Communications gave notice of its intent to convert its remaining ownership interest into shares of the Company's common stock. In October 2000, the Company and NSTAR Communications reached an agreement in principle to settle the final valuation of that exchange and to amend certain other agreements governing the RCN-BecoCom, LLC joint venture (the "Joint Venture"). Under the agreement in principle, NSTAR Communications will receive
7.5 million shares of the Company's common stock in exchange for its remaining membership interest in the Joint Venture, representing $152 million invested by NSTAR Communications. In addition, a new class of security in the Joint Venture will be created. NSTAR Communications will be permitted to invest up to $100 million in such security, which will carry a cash coupon rate of 1.84% per month, guaranteed by the Company. Such coupon will include amortization of principal, which will be fully amortized over a fifteen year term (callable after eight years, subject to certain make-whole requirements). NSTAR Communications, at its election, may choose to designate the amounts it contributes under future capital calls as either common equity or the new security in the Joint Venture. Future investments by NSTAR Communications will not be convertible into Company stock. In addition, the Joint Venture and NSTAR Communications will amend certain of their agreements to incorporate an incentive and penalty provision for construction activities and expand the relevant market in which the Joint Venture operates.

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

The Company has completed the following debt and equity offerings:

    Date            Description                   Proceeds       Maturity
--------------  ------------------------------   ----------  -----------------
October 1997    10% Senior Notes                  $225,000   October 5, 2007
October 1997    11.125% Senior Discount Notes     $350,000   October 5, 2007
February 1998   9.8% Senior Discount Notes        $350,587   February 15, 2008
June 1998       11% Senior Discount Notes         $149,999   June 1, 2008
December 1999   10.125% Senior Notes              $375,000   January 15, 2010


    Date        Description/Price   Class/Series   Proceeds    Number of Shares
--------------  ------------------  ------------  ----------  ------------------
June 1998       Equity Offering     Common        $  112,866       6,098,355
April 1999      Equity Offering     Preferred A   $  239,897         250,000
May 1999        Equity Offering     Common        $  344,043       9,200,000
February 2000   Equity Offering     Preferred B   $1,614,428       1,650,000


The Indentures for the Notes referred to above all contain similar provisions. The Chase Manhattan Bank acts as Trustee for each of the Indentures. All the aforementioned Notes are general senior unsecured obligations of RCN. The Senior Discount Notes do not bear cash interest for the first five years from the offering. Thereafter, cash interest on the notes will accrue at the respective interest rate per annum and will be payable semi-annually in arrears every six months.

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

On April 7, 1999, Hicks, Muse, Tate & Furst, through Hicks Muse Fund IV purchased 250,000 shares of Series A Preferred Stock, par value $1 per share, for gross proceeds of $250,000. The Series A Preferred Stock is cumulative and has an annual dividend rate of 7% payable quarterly in cash or additional shares of Series A Preferred Stock and has an initial conversion price of $39.00 per share. The Series A Preferred Stock is convertible into common stock at any time. The Series A Preferred Stock is subject to a mandatory redemption on March 31, 2014 at $1,000 per share, plus accrued and unpaid dividends, but may be called by the Company after four years. At September 30, 2000 the Company paid dividends in the amount of $27,107 in the form of additional shares of Series A Preferred Stock. At September 30, 2000 the number of common shares that would be issued upon conversion of the Series A Preferred Stock was 7,105,282.

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

The Revolver may be borrowed and repaid from time to time. Up to $150,000 of the Revolver may be used to fund working capital needs and for general corporate purposes. The remaining $100,000 of the Revolver as well as the term loans may be used solely to finance telecommunications assets. The amount of the commitments under the Revolver automatically reduces to $175,000 on June 3, 2005 and the remaining commitments are reduced quarterly in equal installments through to maturity at June 3, 2006. The Revolver can also be utilized for letters of credit up to a maximum of $15,000. As of September 30, 2000, there were no letters of credit outstanding under the Revolver. As of September 30, 2000 the Company also had letters of credit outside the Revolver of approximately $13,550.

The Term Loan A is available for drawing until December 3, 2001, at which time any undrawn commitments expire. At September 30, 2000 there were no outstanding loans under the Term Loan A. Any outstanding borrowings under the Term Loan
A at September 3, 2002 will be repaid in quarterly installments based on percentage increments of the Term Loan A that start at 3.75% per quarter on September 3, 2002 and increase in steps to a maximum of 10% per quarter on September 3, 2005 through to maturity at June 3, 2006.

As of September 30, 2000, $500,000 of the Term Loan B was outstanding. The Term Loan B was fully drawn at closing. Amortization of the Term Loan B starts on September 3, 2002 with quarterly installments of $1,000 per quarter until September 3, 2006 when the quarterly installments increase to $121,000 per quarter through to maturity at June 3, 2007.

The interest rate on the Credit Facility is, at the election of the Borrowers, based on either a LIBOR or an alternate base rate. For a Revolver or Term Loan A borrowing, the interest rate will be LIBOR plus a spread of up to 300 basis points or the base rate plus a spread of 200 basis points, depending upon financial covenant calculations. In the case of the Revolver and the Term Loan A, a fee of 125 basis points on the unused commitment accrues until the Company's earnings before income tax, depreciation and amortization ("EBITDA") has become positive and thereafter at up to 125 basis points depending upon the Company's utilization of the commitments. For all Term Loan B borrowings the interest includes a spread that is fixed at 350 basis points over the LIBOR or 250 basis points over the alternate base rate.

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

The Company has indebtedness that is substantial in relation to its shareholders' equity and cash flow. At September 30, 2000 the Company had an aggregate of approximately $2,231,259 of indebtedness outstanding, and the ability to borrow up to an additional $500,000 under the Credit Agreement.
The Company also has cash, temporary cash investments and short-term investments aggregating approximately $2,159,747 and a current ratio of approximately 7.11:1.

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

For the nine months ended September 30, 2000, the Company's net cash used in operating activities was $243,419 comprised primarily of a net loss of ($509,019) adjusted by non-cash depreciation and amortization of $196,274, other non-cash items totaling $126,639 and working capital changes of $(57,313). Net cash used in investing activities of $1,422,335 consisted primarily of additions to property, plant and equipment of $733,063, acquisitions of $290,844, short-term investments, net of $343,389, and investment and advances in unconsolidated joint venture of $53,748. Net cash provided by financing activities of $1,688,823 included proceeds from the issuance of preferred stock of $1,614,423, contribution from minority interest partner of $61,005 and proceeds from the exercise of stock options of $6,270.

Item 3.  Quantitative & qualitative disclosures about market risk.

The Company has adopted Item 305 of Regulation S-K "Quantitative & qualitative disclosures about market risk" which is effective in financial statements for fiscal years ending after June 15, 1998. The Company currently has no items that relate to "trading portfolios". Under the "other than trading portfolios" the Company does have short-term investment portfolios categorized as available for sale securities that are stated at cost, which approximates market, and which are re-evaluated at each balance sheet date and one portfolio that is categorized as held to maturity which is an escrow account against a defined number of future interest payments related to the Company's (10% Senior Discount Notes). These portfolios consist of Federal Agency notes, Commercial Paper, Corporate Debt Securities, Certificates of Deposit, U.S. Treasury notes, and Asset Backed Securities. The Company believes there is limited exposure to market risk due primarily to the small amount of market sensitive investments that have the potential to create material market risk. Furthermore, the Company's internal investment policies have set maturity limits, concentration limits, and credit quality limits to minimize risk and promote liquidity. The Company did not include trade accounts payable and trade accounts receivable in the "other than trading portfolio" because their carrying amounts approximate fair value.

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

         NONE

Item 6.  Exhibits and Reports on Form 8-K

(a.)  Exhibits

      (27)   Financial Data Schedule

(b.)  Reports on Form 8-K

      NONE


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 RCN Corporation
Date: November 14, 2000

                                                 /s/ Timothy J. Stoklosa
                                                 -----------------------------
                                                 Timothy J. Stoklosa
                                                 Executive Vice President and
                                                 Chief Financial Officer