Form 10-K405
period 2000-12-31
RCN CORP /DE/
filed 2001-04-02
CIK 1041858

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          COMMISSION FILE NO. 0-22825

                                RCN CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      22-3498533
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

  105 CARNEGIE CENTER, PRINCETON, NEW JERSEY                       08540
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE:  609-734-3700

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                (TITLE OF CLASS)

                    COMMON STOCK, PAR VALUE $1.00 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Number of shares of the Registrant's Stock ($1.00 par value) outstanding at February 28, 2001

                            87,290,216 Common Stock

     Aggregate market value of Registrant's voting stock held by non-affiliates at February 28, 2001 computed by reference to closing price as reported by NASDAQ for Common Stock ($9.25 per share)

                           $540,506,850 Common Stock

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Proxy Statement for 2001 Annual Meeting of Shareholders is incorporated by reference into Part I and Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     Some of the statements made by us in this Form 10-K discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The "forward-looking" information is based on various factors and was derived using numerous assumptions. In some cases, these so-called forward-looking statements can be identified by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. These statements only reflect our predictions. Actual events or results may differ substantially. Important factors that could cause actual results to be materially different from anticipated results and expectations expressed in any forward-looking statements made by or on behalf of us include availability of financing, ability to obtain regulatory approvals, uncertainty relating to economic conditions, government and regulatory policies, pricing and availability of equipment, materials, inventory and programming, the number of potential customers in a target market, the completion of acquisitions or divestitures, acceptance of our services, the availability and success of strategic alliances or relationships, technological, regulatory or other developments in the industry, changes in the competitive climate in which we operate, and the emergence of future opportunities. These and other applicable risks are summarized under the caption "Risk Factors" in the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 2, 2000. Statements in this Form 10-K should be evaluated in light of these important factors.

ITEM 1.  BUSINESS

OVERVIEW

     Our primary business is delivering bundled communications services to residential customers over our own network to 7 of the 10 most densely populated areas of the country. We are currently operating in Boston, New York, Philadelphia suburbs, Washington DC, Chicago, San Francisco and Los Angeles.

     ResiLink(SM) is the brand name of our various bundled service alternatives that enables residential customers to enjoy a bundle of Phone, Cable TV and High-Speed Internet for a flat monthly price. The bundles are designed to appeal to consumers seeking simplification and value. In addition to ResiLink(SM), we sell Phone, Cable TV and dial-up Internet to residential customers on an a-la-carte basis, and we provide communication services to commercial customers. We are working to leverage the excess capacity of our Megaband(TM)Network to allow us to expand our offering of new services.

     Our services are delivered over our own high-speed, high-capacity, fiber-optic Megaband(TM) Network. We are building our Megaband(TM) Network in the most densely populated areas of the nation consisting of only 6% of the nations geography, which includes 44% of the residential telecommunications market. We generally build our Megaband(TM) Network in communities where we can reach 150 homes per mile of network plant. By comparison, the average density level of the cable incumbents and the phone incumbents is 38 and 26 homes per mile of plant, respectively (Source: The Yankee Group). The Megaband(TM) Network is a unique broadband fiber-optic platform that employs SONET ring backbone architecture and localized nodes. This architecture allows us to bring our state-of-the-art fiber-optics to travel within approximately 900 feet of our customers, with fewer electronics and lower maintenance costs than existing competitors' local networks. We have designed our Megaband(TM) Network to have significant excess capacity so that we believe we have the capability of adding new communications services more efficiently and effectively than the incumbents or other competitors.

     Because we deliver a variety of communications services, we report the total number of service connections purchased for High-Speed Internet, Cable TV and Phone rather than the number of customers. For example, a single customer who purchases High-Speed Internet, Cable TV and Phone services is reported as three connections. Since we view long distance phone service as a complementary product, we do not include our long distance customers as connections. See "Connections", below. As of December 31, 2000, we had approximately 1,115,000 connections. Of the 1,115,000 connections, 474,000 connections are attributable to customers connected to our Megaband(TM) Network ("on-net" connections) and approximately 641,000 connections are attributable to customers served through other facilities ("off-net" connections). The majority of our off-net connections are "dial-up" Internet customers.

     As of December 31, 2000 our network consists of 8,079 route miles including 2,946 fiber route miles and passes 1.45 million homes in the United States.

     We are undertaking major initiatives in our Information Technology (IT) and Customer Care Departments. Our IT department will be devoting significant resources toward the implementation of a new operational support system that will allow us to more efficiently and effectively provision and administrate the delivery of our bundled services. The new operational support system will be designed to help us provide superior customer service and simplified billing choices. We believe that these and other initiatives will have a substantial impact in achieving our revenue goals.

     Connections. The following table summarizes the development of our subscriber base:

                                                               AS OF
                                       ------------------------------------------------------
                                       12/31/99   3/31/00    6/30/00     9/30/00    12/31/00
                                       --------   -------   ---------   ---------   ---------
On-Net Service Connections:
  Phone..............................   62,733     68,550      95,065     113,270     140,329
  Cable TV...........................  138,577    160,665     216,810     239,221     266,567
  Internet...........................   21,654     26,698      40,292      52,348      66,660
                                       -------    -------   ---------   ---------   ---------
Subtotal On-Net......................  222,964    255,913     352,167     404,839     473,556
                                       -------    -------   ---------   ---------   ---------
Off-Net:
  Phone..............................   46,986     45,262      41,428      45,435      47,228
  Cable TV...........................  153,627    139,383     134,627     146,995     146,836
  Internet...........................  523,728    500,495     488,054     472,761     447,157
                                       -------    -------   ---------   ---------   ---------
Subtotal Off-Net.....................  724,341    685,140     664,109     665,191     641,221
Total Service Connections............  947,305    941,053   1,016,276   1,070,030   1,114,777
                                       =======    =======   =========   =========   =========
Homes Passed.........................  713,823    808,023   1,051,174   1,263,199   1,455,907
Marketable Homes.....................  551,006    601,745     830,989   1,006,031   1,100,058

     We classify connections in the "Off-Net" category until our own facilities are capable of providing all Phone, Cable TV and Internet services.

     "Off-Net-Phone" figures in the table above represent resold local phone service provided to customers through third party facilities.

     "Off-Net-Cable TV" figures in the table above include at December 31, 2000 approximately 25,000 wireless connections (primarily in New York City). In addition, we had approximately 406,000 homes passed and approximately 107,000 basic subscribers connected to our cable network in the New York, New Jersey and Lehigh Valley service areas. These cable networks are currently providing High-Speed Internet services however, they are not providing local phone services.

     "Off-Net-Internet" figures in the table above primarily all of these connections represent 56K dial-up Internet access services.

     In areas served by our joint ventures in the Greater Boston and Washington, D.C. areas, the subscribers are customers of the relevant joint venture and are fully included in the connections reflected in the table above. We own 50% of the Starpower joint venture and 76.86% of the Becocom joint venture.

     The distinction between homes passed and marketable homes recognizes our transition from constructing our network in markets to selling and providing services to customers that have ordered our services. We report marketable homes, which represent that segment of homes passed to which we have commenced selling our advanced fiber-optic network products.

BUSINESS STRATEGY

     Our goal is to become the leading provider of bundled communications services to residential customers in our target markets by pursuing the following key strategies:

     Exploit the "Last Mile" Bottleneck in Existing Local Networks: Existing local networks are typically low capacity, single service facilities without the bandwidth for multiple or new services and revenue streams. Investment in the local network or "last mile" has not generally kept pace with other industry and technological advances. In our target markets, we seek to be the first competitive operator and preferred provider of advanced bundled communications services to residential customers.

     Continue Construction of our Megaband(TM) Networks: Our fiber-optic networks are designed with sufficient capacity to meet the growing demand for high speed, high capacity, Phone, Cable TV and Internet services. Our networks also have a significant amount of excess capacity at relatively low incremental cost which we believe will provide us the opportunity for additional potential revenue sources. We believe that our high capacity networks provide us with certain competitive advantages such as the ability to offer bundled services and the opportunity to recover the cost of our network through multiple revenue streams. In addition, our networks are built and designed to provide superior signal quality and network reliability relative to the typical networks of the incumbent service providers.

     Leverage our Network and Customer Base: We are able to leverage our network by delivering a broad range of communications products and by focusing on high-density residential markets. This bandwidth capacity and home density allows us to maximize the revenue potential per mile of constructed network. We believe we can further exploit our network capacity and customer base by exploring opportunities to deliver new products and services in the future, including complementary commercial and wholesale products and services.

     Offer Bundled Phone, Cable TV and Internet Services with Quality Customer
Service: We offer our customers various single-source packages of competitively priced Phone, Cable TV and Internet services, on a bundled or a-la-carte basis. By connecting customers to our own network, we improve our operating economics and have better control over our customers' experience with us. We believe that the combination of bundled communications services and quality customer care will be a key driver to effectively compete in the residential market.

     Continue to use Strategic Alliances: Where appropriate we will continue to pursue strategic alliances. In the past strategic alliances have allowed us to enter markets quickly and efficiently and to reduce the up-front capital investment required to deploy our networks. We have entered into strategic alliances with companies such as NSTAR, Potomac Electric Power Company ("PEPCO") and Southern California Edison. We will continue to evaluate other strategic alliances in our existing markets and our developing markets.

NETWORK DEVELOPMENT AND FINANCING PLAN

     Our principal fixed costs in each market are incurred in connection with the establishment of a video transmission and a telephone and data routing facility. To make each market economically viable, it is then necessary to construct infrastructure to connect a minimum number of subscribers to the transmission and routing facility. We phase our market entry projects to ensure that we have sufficient resources to fund this construction.

     We intend to use our capital to fund the construction of our networks, upgrade our cable network, fund operating losses and repay our debts. We currently estimate that our capital requirements for 2001 will be approximately $1 billion, which includes capital expenditures of approximately $700 to $750 million. These capital expenditures will be used principally to fund additional construction and customer growth in our current markets, as well as to develop our information technology systems. These estimates are forward-looking statements that may change if circumstances related to construction, timing of receipt of regulatory approvals and opportunities to accelerate the deployment of our networks change. We will require a substantial amount of capital to expand the development of our network and operations into new areas outside of our existing markets.

     In order to facilitate growth beyond the initial phases, we expect to supplement our future operating cash flow by continuing to seek additional capital to increase our network coverage and pay for other capital expenditures, working capital, debt service requirements and anticipated further operating losses. We may seek sources of funding from vendor financing, public offerings or private placements of equity and/or debt securities, and bank loans.

RCN SERVICES

     Our bundled services are provided in our ResiLink(SM) packages, which enables residential customers to enjoy Phone, Cable TV and Internet for a flat monthly price. In addition to ResiLink(SM), we sell Phone, Cable TV and dial-up Internet to residential customers on an a-la-carte basis as well as provide communication services to commercial customers.

     ResiLink(SM) is delivered over our own high-speed, high-capacity, fiber-optic Megaband(TM) Network, and is currently available in various communities in the Boston, New York, Philadelphia Suburbs, Lehigh Valley, PA, and San Francisco markets. We have designed our Megaband(TM) Network to have significant excess capacity so that we believe we have the capability of adding new communications services more efficiently and effectively than the incumbents or other competitors.

     The brand name for our bundled product offering is ResiLink(SM), which is available in four packages for a flat monthly price. The different ResiLink(SM) packages include Platinum, Gold, Silver and Bronze. The ResiLink(SM) Platinum package includes 2 local phone lines with unlimited local and regional calling, 16 premium phone features (i.e. Call Waiting, Caller ID, 3-way Calling, Voice Mail, etc..), 2 digital converter boxes, 26 premium channels (i.e. HBO, Showtime, etc..), 40 channels of digital music (up to 150 channels overall), High-Speed Internet service with unlimited online time. The ResiLink(SM) Gold package offers everything in a Platinum package but only 1 phone line and 1 digital converter box. The ResiLink(SM) Silver plan contains all the features of the Gold without High-Speed Internet. Finally, the ResiLink(SM) Bronze Plan is the Gold without cable service.

     Set forth below is a brief description of our current product offerings:

     Phone. We offer full-featured local exchange telephone service, including standard dial tone access, enhanced 911 access, operator services and directory assistance. In addition, we offer a wide range of value-added-vertical services, including call forwarding, call waiting, conference calling, speed dial, calling card, 800-numbers and voice mail. Our local telephone rates are generally competitive with the rates charged by the incumbent providers. At December 31, 2000, we had approximately 140,000 telephone service connections on our advanced fiber-optic networks and approximately 47,000 customers for resold telephone service. We also provide competitively priced long distance telephone services, including outbound, inbound, calling card and operator services. These services are offered to residential and business customers.

     Cable TV. We offer a diverse line-up of high quality basic, premium and pay-per-view video programming. Our basic video-programming package provides extensive channel selection featuring all major cable and broadcast networks. Our premium services include multiplexed channels of HBO, Cinemax, Showtime and Starz!/Encore. iNDEMAND PPV, available on our advanced fiber-optic networks, uses the latest "impulse" technology allowing convenient instant pay-per-view ordering of the latest hit movies and special events from the customer's remote. "Music Choice" offers 31-45 different commercial-free music channels delivered to the customer's stereo in digital CD quality sound. As of December 31, 2000, we had approximately 267,000 subscribers for our Cable TV services provided over our fiber-optic network. As of such date, we also had approximately 25,000 connections attributable to the wireless video system and approximately 122,000 connections attributable to our cable network. A digital tier is available in all markets constructed during 2000, and will be available in all markets by the end of 2001.

     High-Speed Internet. RCN's high-speed Internet Service lets the customer experience the vast resources of the Internet at speeds up to 1.5 Mbps, with faster speeds planned in the future. RCN's high-speed Internet Service is capable of delivering much greater bandwidth to the customer than traditional dial-up service, utilizing our Megaband(TM) Network. Our cable modem customers receive a reliable, always on connection with the following standard features; four email addresses, 10MB web space, and 24X7 technical support. Our network utilizes industry standard two-way DOCSIS cable modems for approximately 90% of our cable modem customers. As of December 31, 2000, we had approximately 67,000 high speed Internet subscribers.

     Dial-up Internet. Customers who are not able to purchase our cable modem service can connect to the Internet through RCN's 56K dial-up service. Dial-up customers have the advantage of connecting to the Internet through a network of our own points of presence (POPs) that is connected to our Megaband(TM) Network. In addition to reliable Internet access, customers enjoy two mailboxes, 10MB web space, and 24X7 technical support. As of December 31, 2000, we had approximately 447,000 dial-up subscribers.

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

  Joint Ventures

     RCN is party to the RCN-BECOCOM joint venture with NSTAR Communications, Inc. ("NSTAR Communications"), a subsidiary of NSTAR, regarding construction of our Megaband network and operation of our telecommunications business in the Boston metropolitan area. NSTAR is a holding company that, through its subsidiaries, provides regulated electric and gas utility services in the Boston area. Pursuant to the joint venture agreements, both parties have agreed to make capital contributions in accordance with their respective membership interests. In addition, RCN has access to and use of NSTAR's large fiber-optic network, rights of way and construction expertise. Pursuant to an exchange agreement between NSTAR Communications and RCN, NSTAR Securities has the right, from time to time, to convert portions of its ownership interest in RCN-BECOCOM into shares of the Company's Common Stock, based on an appraised value of such interest. Shares issued upon such exchanges are issued to NSTAR Securities. As of December 31, 2000, NSTAR Securities has exchanged portions of its interest for a total of 4,097,193 shares of RCN Common Stock. Following such exchanges, NSTAR Securities retains a 23.14% sharing ratio in the joint venture, and the right to invest as if it owned a 49% interest. Such investment percentage will decrease to the extent NSTAR Securities disposes of any such RCN Common Stock. In April 2000, NSTAR Securities gave notice of its intent to convert its remaining ownership interest into shares of the Company's Common Stock. In October 2000, the Company and NSTAR Communications reached an agreement in principle regarding settlement of the final valuation of that exchange and to amend certain other agreements governing the RCN-BECOCOM, LLC joint venture (the "Joint Venture"). If the transaction is consummated pursuant to the agreement in principle, NSTAR Securities would receive 7.5 million shares of the Company's Common Stock in exchange for its remaining membership interest in the Joint Venture, representing $152 million invested by NSTAR Communications. In addition, a new class of security in the Joint Venture would be created. NSTAR Communications would be permitted to invest up to $100 million in such security, which would carry a cash coupon rate of 1.84% per month, guaranteed by the Company. Such coupon would include amortization of principal, which would be fully amortized over a fifteen year term (callable after eight years, subject to certain make-whole requirements). NSTAR Communications, at its election, may choose to designate the amounts it contributes under future capital calls as either common equity or the new security in the Joint Venture. Future investments by NSTAR Communications would not be convertible into Company stock. In addition, the Joint Venture and NSTAR Communications would amend certain of their agreements to incorporate an incentive and penalty provision for construction activities and expand the relevant market in which the Joint Venture operates. The parties have been continuing to discuss this agreement in principle and no assurance can be given that it will be consummated on the terms described above. RCN-BECOCOM is consolidated in our financial statements.

     RCN is party to a joint venture with Pepco Communications, Inc. ("Pepco"), a subsidiary of Potomac Electric Power Company ("Potomac"), regarding construction of our Megaband(TM) Network and operation of our telecommunications business in the Washington, D.C. metropolitan area, including parts of Virginia and Maryland, under the brand name "Starpower." Through its subsidiaries, Potomac is engaged in regulated utility operations and in diversified competitive energy and telecommunications businesses. Each of RCN and Pepco owns a 50% membership interest in Starpower. RCN provides certain services to the joint venture pursuant to support services and internet services agreements. Pursuant to the joint venture agreements, both parties have agreed to make capital contributions in accordance with their respective membership interests. In addition, Starpower has access to and use of Potomac's large fiber-optic network, rights of way and construction expertise. Starpower is reflected in our financial statements under the equity method of accounting.

  Construction and Fiber Lease Agreements

     We have an agreement with Southern California Edison ("SCE") that will allow us to utilize SCE's existing fiber backbone and construction expertise to expedite our entry and expansion into the greater Los Angeles area. The relationship provides us the ability to reach up to an additional 1.5 million households.

     The general agreement calls for SCE to install communications cable for us in areas where we secure municipal franchises. In addition, Edison Carrier Solutions, SCE's division that provides wholesale telecommunications services, will provide transport for our telecommunications traffic over the Edison Carrier Solutions' high-speed network.

     We have also entered into joint construction agreements with Level 3. The agreements will allow us to deploy additional networks faster and at a lower cost.

     We have an agreement with SKANSKA USA, Inc. ("SKANSKA"), in which they provide management services to include construction oversight for the installation of the cable television, telephony and data communications' infrastructure in certain of our markets.

     We entered into an agreement with Qwest Communications for Qwest to provide us with capacity on its regional backbone of fiber lines to connect to our local networks from Boston to Washington, D.C.

SIGNIFICANT SHAREHOLDERS

     On February 28, 2000, Vulcan Ventures Incorporated ("Vulcan"), the investment organization of Paul G. Allen made a $1.65 billion investment in our Company. The investment is in the form of mandatorily convertible cumulative preferred stock (the "Series B Preferred Stock"), which will be converted into Common Stock or Class B Stock, no later than seven years after it is issued. We have the option of redeeming at any time after August 28, 2003. Vulcan has purchased 1,650,000 shares of the Series B Preferred Stock. The Series B Preferred Stock has a liquidation preference of $1,000 per share and is convertible at a price of $62 per share. All dividends will be paid in additional shares of Preferred Stock. At December 31, 2000 we had paid cumulative dividends in the amount of $98,965 in the form of 1,596,212 additional shares of Series B Preferred Stock. At December 31, 2000 the number of shares that would be issued upon conversion of the Series B Preferred Stock was 38,209,113. In connection with the investment Vulcan appointed William D. Savoy, President of Vulcan and Edward S. Harris, Investment Analyst with Vulcan to our Board of Directors. The Preferred Stock has a dividend ratio of 7% per annum.

     On April 7, 1999, Hicks, Muse, Tate & Furst, through Hicks Muse Fund IV purchased 250,000 shares of Series A Preferred Stock, par value $1 per share, for gross proceeds of $250,000. The Series A Preferred Stock is convertible into common stock at any time and is subject to a mandatory redemption on March 31, 2014 at $1.00 per share, plus accrued and unpaid dividends, but may be called by the Company after four years. The Series A Preferred Stock is cumulative and has an annual dividend rate of 7% payable quarterly in cash or additional shares of Series A Preferred Stock and has a conversion price of $39.00 per share. At December 31, 2000 we had paid cumulative dividends in the amount of $31,955 in the form of 819,336 additional Series A Preferred Stock. At December 31, 2000 the number of common shares that would be issued upon conversion of the Series A Preferred Stock was 7,229,615. In connection with the investment, Hicks, Muse, Tate & Furst appointed Michael Levitt to our Board of Directors.

OTHER INVESTMENTS

     As of July 31, 1999, we executed on a pledge of an 8.55% equity interest in Megacable, the second largest cable television provided in Mexico, made by Mazon Corporativo, S.A. de C.V. ("Mazon") to collateralize Mazon's indebtedness to us. As a result, the indebtedness was canceled, and our ownership interest in Megacable increased to 49.96%. Megacable owns 27 wireline cable systems in Mexico, principally on the Pacific and Gulf coasts and including Guadalajara. The second largest city in Mexico, Hermosillo, the largest city in the state of Sonora, and Veracruz, the largest city in the state of Veracruz. At December 31, 2000, their wireline systems passed approximately 1,083,343 homes and served approximately 374,393 video subscribers and 42,863 high-speed internet subscribers. Megacable had revenues of $99.4 million and $51.7 million for the years ended December 31, 2000 and 1999, respectively.

     Additionally, Megacable presently holds a 99% interest in Megacable Communicaciones de Mexico S.A. ("MCM"). MCM has a license from the Mexican government to operate a fiber-optic network in Mexico City, Monterrey and Guadalajara. MCM has activated its network in Mexico City and is providing local voice and high speed data service in that city, principally to commercial customers.

     Results for 2000 included a write-down of $24,418 on an equity investment, which represents RCN's full investment in JuniorNet Corporation ("JuniorNet"). RCN currently owns a 47.5 percent interest in JuniorNet. Although JuniorNet is still seeking a buyer or a strategic merger partner for the business, estimated future cash flows related to this investment indicated that an impairment of the full value had occurred.

COMPETITION

     We believe that among the existing competitors, the incumbent Local Exchange Carriers ("LEC's"), incumbent cable providers and the Competitive Local Exchange Carriers ("CLECs") represent our primary competitors in the delivery of "last mile" connections for voice and video services.

  Overview

     We compete with a wide range of service providers for each of our services. Virtually all markets for Phone, Cable TV and Internet services are extremely competitive, and we expect that competition will intensify in the future. Our competitors are often larger, better-financed incumbent local telephone carriers and cable companies with better access to capital resources, and many have historically dominated their local telephone and cable television markets. These incumbents presently have numerous advantages as a result of their historic monopolistic control of their respective markets, economies of scale and scope and control of limited conduit and pole space. They also have well-established customer and vendor relationships. However, most competitors are initially offering narrower services over limited delivery platforms compared to the wide range of Phone, Cable TV and Internet services that we provide over our fiber-based networks.

     We compete with the incumbent LEC's for the provision of local telephone services, as well as with alternative service providers including CLEC's. Cable operators are also entering the local exchange market in some locations. Other sources of competitive local and long distance telephone services include:
Commercial mobile radio services providers, including cellular carriers (such as Verizon Wireless Services); personal communications services carriers such as Sprint PCS; and enhanced specialized mobile radio services providers (such as NexTel).

     We face, and expect to continue to face, significant competition for long distance telephone services from the inter-exchange carriers ("IXCs"), including AT&T, Sprint and MCI/WorldCom, which account for the majority of all U.S. long distance revenue. The major long distance service providers benefit from established market share and from established trade names through nationwide advertising. However, we regard our long-distance service as a complementary service rather than a principal source of revenue. Certain IXCs, including AT&T, MCI/WorldCom and Sprint, have also announced their intention to offer local services in major U.S. markets using their existing infrastructure in combination with resale of incumbent LEC service, lease of unbundled local loops or other providers' services. Internet-based telephony, a potential competitor for low cost telephone service, is also developing and the Company is also pursuing this technology.

     Our Cable TV service competes with the existing Franchised Cable operator in all our markets except in parts of Carmel, New York and Central New Jersey where we are currently the only Franchised Cable operator.

     All of our video services face competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment. Other sources include off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive online computer services and home video products, including videotape cassette recorders and DVD players. Alternative video distribution technologies include traditional cable networks, wireless local video distribution technologies, and home satellite dish ("HSD") earth stations. Home satellite systems enable individual households to receive many of the satellite-delivered program services formerly available only to cable subscribers. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act") contains provisions, which the FCC has implemented with regulations, to enhance the ability of cable competitors to purchase and make available to HSD owners certain satellite-delivered cable programming at competitive costs. We face additional competition from private satellite master antenna television ("SMATV") systems that serve condominiums, apartment and office complexes and private residential developments. The FCC and Congress have adopted policies providing a more favorable operating environment for new and existing technologies that compete, or may compete, with our various video distribution systems. These technologies include, among others, Direct Broadcast Satellite ("DBS") service whereby signals are transmitted by satellite to receiving facilities located on customer premises. We expect that our video programming services will face growing competition from current and new DBS service providers. We also compete with wireless program distribution services such as Multi-Channel Multi-Point Distribution Service which use low-power microwave frequencies to transmit video programming over-the-air to subscribers.

     The Internet access market is extremely competitive and highly fragmented. Competition in this market is expected to intensify. Our current and prospective competitors include established online services; local, regional and national ISPs; national and international telecommunications companies including Regional Bell Operating Companies ("RBOCs") such as Verizon; and affiliates of incumbent cable providers. Increased competition may create downward pressure on the pricing of and margins from Internet access services.

     We also compete with companies offering a combination of the services above, such as companies that resulted from the merger of AT&T and Media One and from the merger of Time Warner and America On-line.

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

     Incumbent LECs

     In each of our target markets for advanced fiber-optic networks, we face, and expect to continue to face, significant competition from the incumbent LECs. The incumbent LECs include Verizon in the Northeast Corridor, Pacific Bell in California and Ameritech in Chicago, all of which currently dominate their local telephone markets. We compete with the incumbent LECs in our markets for local exchange services on the basis of product offerings, including the ability to offer bundled Phone and Cable TV service, reliability, state-of-the-art technology and superior customer service, as well as price. We believe that our fiber-optic networks provide superior technology for delivering high-speed, high-capacity Phone, Cable TV and Internet services compared to the incumbent LECs' primarily copper wire based networks. However, the incumbent LECs have long-standing relationships with their customers. They have also begun to expand the amount of fiber facilities in their networks, offer broadband digital transmission services and retail Internet access, and are beginning to re-enter the long distance telephone service market.

     The merger between Bell Atlantic and GTE Corporation may enhance the combined entity's ability to compete with us in the Northeast corridor markets as well as markets on the West coast. The merger between SBC and Ameritech may also increase competitive pressures in Chicago and in the Northeast corridor if SBC, which already owns a Connecticut incumbent LEC and several wireless franchises in this region, continues to pursue a nationwide strategy.

     Under the Telecommunications Act of 1996 (the "1996 Act"), and ensuing federal and state regulatory initiatives, barriers to local exchange competition are being slowly removed. The introduction of such competition, however, also establishes the precedent for the RBOCs, such as Verizon, to provide in-region interexchange long distance services. The RBOCs are currently allowed to offer "incidental" long distance service in-region and to offer out-of-region long distance service. Because the RBOCs have gained approval to offer in-region long distance services in certain markets, they will also be in a position to offer single source local and long distance service similar to what we offer and what is proposed by the three largest IXCs: AT&T, MCI WorldCom and Sprint. We expect that the increased competition made possible by regulatory reform will result in certain pricing and margin pressures in the telecommunications services business.

     We provide a full range of local Phone services, which compete with incumbent LECs in our service areas. We expect that competition for local telephone services will be based primarily on quality, capacity and reliability of network facilities, customer service, response to customer needs, service features and price. Our new fiber-optic networks, employ dual backbone architecture and advanced technology; therefore, we may have capital cost and service quality advantages over some of the networks of the incumbent LECs. We may also have a competitive advantage because we are able to deliver a bundled Phone, Cable TV and Internet service.

     The 1996 Act permits the incumbent LECs and others with which we compete to provide a wide variety of video services directly to subscribers. Various LECs currently are providing video services within and outside their telephone service areas through a variety of distribution methods, including both the deployment of broadband wire facilities and the use of wireless transmission facilities. We cannot predict the likelihood of success of video service ventures by LECs or the impact such competitive ventures may have on us. Some LECs, including Verizon, also offer Internet access services that compete with our Internet services including some dial-up and DSL services. We are unable to predict the likelihood of success of competing video or cable service ventures by local telephone companies or other businesses. Nor can we predict the impact these competitive ventures might have on our business and operations.

     Incumbent Cable Television Service Providers

     Our Cable TV service businesses compete with incumbent cable companies in their respective service areas. In particular, we compete for cable subscribers with the major wireline cable operators in our markets, such as Time-Warner Cable in New York City, Cablevision and AT&T in Boston, AT&T in San Francisco, and Comcast in Philadelphia suburbs and in Washington, D.C. We believe that the expanded capacity and fiber-to-node architecture of our advanced fiber-optic networks make us better equipped to provide high capacity communications services than traditional coaxial cable based networks using "tree and branch" architecture. Our Lehigh Valley, Pennsylvania television system competes with an alternate service provider, Service Electric, which also holds a franchise for the relevant service area.

     Cable television systems generally operate pursuant to franchises granted on a non-exclusive basis, and the 1992 Act prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to operate cable systems. Therefore, well-financed businesses from outside the cable industry, such as the public utilities that own certain of the conduits or poles which carry cable, may become competitors for franchises or providers of competing services. Telephone companies or others may also enter the video distribution market by becoming open video service operators as we have done in several markets, pursuant to Section 653 of the Communications Act. No local franchise is required for the provision of such service (see "Regulation of Video Services" below). Certain of our competitors own or control content and programming which could enhance their ability to compete with other providers in the Local service area. We are unable to predict the likelihood of success of competing video or cable service ventures by local telephone companies or other businesses. Nor can we predict the impact these competitive ventures might have on our business and operations.

     CLECs and Other Competitors

     We also face, and expect to continue to face, competition from other potential competitors in certain of our geographic markets. Other CLECs, such as subsidiaries of AT&T and MCI WorldCom, compete for local telephone services, although they have, to date, focused primarily on the market for commercial customers rather than residential customers. In addition, potential competitors include other smaller long distance carriers, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end-users, including Winstar, Dualstar and New Vision. However, we believe that, at least initially, we are relatively unique in our markets in offering bundled Phone, Cable TV and Internet services primarily to customers in residential areas over our own fiber-optic network which provides us the advantages previously discussed.

  Internet Services

     The Internet access market continues to be extremely competitive. However, with the recent consolidation or acquisition of many smaller ISPs, and the failure of many Internet providers, the competition is becoming limited to the larger national and regional providers of Internet access. While we do not expect significant new entrants into the Internet access market in the near future, new technologies are being introduced which will provide customers other choices for Internet access. Our current and prospective competitors include many large companies with substantially greater market presence and financial and other resources. RCN.com competes directly or indirectly with:

     - established online services, such as America Online, the Microsoft Network and Earthlink;

     - small local ISPs;

     - the Internet services of national and international telecommunications companies, such as AT&T and MCI WorldCom;

     - Internet access (including high-speed digital subscriber line service) offered by RBOCs such as Verizon and SBC;

     - High-Speed services offered by incumbent cable providers, such as At Home, Roadrunner and other regional cable providers offering high-speed Internet access over cable modem;

     - fixed wireless Internet access services offered by telecommunications providers such as Sprint and smaller local ISPs; and

     - mobile wireless Internet access services offered by cellular providers such as AT&T wireless.

     Internet access competition is likely to increase as large diversified telecommunications and media companies acquire ISPs and as ISPs consolidate into larger, more competitive companies. We expect that competition could intensify with the availability of wireless and transactions whereby incumbent cable companies offer access to ISP's to offer High-Speed service (i.e. AOL/Time Warner). Diversified competitors may bundle other services and products with Internet connectivity services, potentially placing us at a competitive disadvantage. In addition, competitors may create downward pressure on the pricing of and margins from Internet access services. Competition could also impact our ability to participate in transit agreements and peering arrangements, which could, in turn, adversely effect the speed of service that we can provide to our customers.

     Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. In addition, a continuing trend toward business combinations and alliances in the telecommunications industry may also create significant new competitors. We are unable to predict the likelihood of success of competing video or cable service ventures by local telephone companies or other businesses. Nor can we predict the impact these competitive ventures might have on our business and operations.

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

  Telecommunications Act of 1996

     The 1996 Act eliminates many of the pre-existing legal barriers to competition in the telephone and video programming communications businesses. The Act also preempts many of the non-federal barriers to local telephone service competition that previously existed in state and local laws and regulations and sets basic standards for relationships between telecommunications providers.

     The 1996 Act removes barriers to entry in the local exchange telephone market by preempting state and local laws that restrict competition and by requiring LECs to provide nondiscriminatory access and interconnection to potential competitors, such as cable operators, wireless telecommunications providers, and long distance companies. In addition, the 1996 Act provides relief from the earnings restrictions and price controls that have governed for many years. The 1996 Act also allows incumbent RBOCs, once certain thresholds are met, to enter the long distance market within their own local service regions.

     Regulations promulgated by the FCC under the 1996 Act require LECs to provide interconnection, access to unbundled network elements and retail services at wholesale rates to competitors. As a result of these changes, companies such as ours are now able to interconnect with the incumbent LECs in order to provide local exchange services. The FCC has revised these regulations several times since 1996, and many of the FCC's decisions under the Act have been subject to court appeals. Ongoing and future regulatory proceedings and court appeals may create delay and uncertainty in effectuating the local competition provisions of the 1996 Act. Recent decisions by the FCC have reaffirmed the incumbent LECs' obligation to unbundle most elements of their networks, and have expanded these obligations in some respects. Because we are building our own networks rather than relying on the incumbent LECs' facilities, these rulings may benefit us less than they do some of our competitors. However, we do require interconnection with the incumbent LECs for a variety of purposes, and regulatory actions have generally facilitated this interconnection.

     We have entered into interconnection agreements with Verizon, SBC, Pacific Bell and other incumbent LECs serving our target market areas. Some of these agreements have expired or will expire shortly. As a general matter, our agreements provide for service to continue without interruption while a new agreement is negotiated. Most of the agreements also provide for amendments in the event of changes in the law, such as the regulatory and court decisions described above. We cannot assure you, however, that we will be able to obtain or enforce future interconnection agreements, or obtain renewal of existing agreements, on acceptable terms.

     While such interconnection agreements include key terms and prices for interconnection, a significant joint implementation effort must be made with the LEC in order to establish operationally efficient and reliable traffic interchange arrangements. Such interchange arrangements must include those between the new entrant's network and the facilities of other service providers as well as public service agencies. Like many other new entrants, we have experienced recurrent problems in several markets in the provisioning and maintenance of interconnection facilities and in the transfer of customers from the incumbent's network to ours. The FCC and state regulators have taken steps to monitor incumbent LEC performance of their local competition obligations, and to impose penalties for poor performance, but these measures are not always effective. Our market success may be materially affected by incumbent LEC provisioning difficulties.

     The 1996 Act establishes certain conditions before RBOCs are allowed to offer interLATA long distance service to customers within their local service regions. These conditions include 14 "checklist" requirements designed to open the RBOC networks to competitors. To date, only two RBOCs have been authorized to offer interLATA services pursuant to these requirements: Verizon has received FCC authorization to provide in-region long distance service in New York and Southwestern Bell (an SBC subsidiary) has received such authorization for Texas. Other RBOC applications will likely be approved in the future. If an RBOC is authorized to provide in-region long distance service in one or more states, the RBOC may be able to offer "one-stop shopping" services that compete with our service offerings. See "Business-Competition". In addition, the RBOC will lose the incentive it now has to rapidly implement the interconnection provisions of the 1996 Act in order to obtain in-region authority, although the RBOC will remain subject to a legal obligation to comply with those provisions.

     The 1996 Act also makes far-reaching changes in the regulation of video programming transmission services. These include changes to the regulations applicable to video operators, the elimination of restrictions on telephone company entry into the video business, and the establishment of a new "open video system" ("OVS") regulatory structure for telephone companies and others. Under the 1996 Act and implementing rules adopted by the FCC, local telephone companies, including both incumbent LECs such as Verizon, and CLECs such as ourselves, may provide service as traditional cable television operators subject to municipal cable television franchises, or they may choose to provide their programming over open video systems. Although OVS operators are not required to secure local franchises by federal law, local franchising authorities may legally require such a franchise. To date, however, none have done so. OVS operators must make available a portion of their channel capacity for use by unaffiliated program distributors and must satisfy certain other requirements, including providing capacity for public, educational and government channels, and paying a gross receipts fee equal to the franchise fee paid by the incumbent cable television operator. We are one of the first CLECs to provide television programming over an advanced fiber-optic network under the OVS regulations implemented by the FCC under the 1996 Act. As discussed below, we are currently providing OVS service in certain suburbs of Boston, in New York City, Washington, D.C. and in a limited number of smaller communities. Although we intended to enter the market throughout its proposed service territories as an OVS provider, it has found during the negotiation process that many local jurisdictions prefer that it operate subject to a traditional cable television franchise rather than as an OVS provider. In those cases where such a cable franchise agreement can be reached with such local governments on terms acceptable to us, we had been willing to enter, and in some cases has already entered, a cable franchise. We are currently providing cable television service in Boston and certain surrounding communities, as well as portions of Montgomery County, Maryland. We also have applied for and obtained franchising authority in other key markets, including San Francisco, and Arlington County, Virginia, among others. We are also negotiating similar OVS agreements or cable franchise agreements in Northern New Jersey, Philadelphia, Los Angeles and surrounding communities, as well as a number of communities surrounding San Francisco. Starpower is negotiating similar OVS agreements and cable franchises in communities surrounding Washington D.C. In Chicago, we have entered the market acquiring the assets of 21st Century Telecom, an existing franchise holder in various jurisdictions in the Chicago and neighboring markets. In December we entered into a franchise agreement with the city of Chicago covering approximately 583,179 additional homes (in Chicago franchise areas 2, 3 and 4).

     In order to develop our networks for both telecommunications and video services, we must obtain local franchises and/or other permits and licenses, as well as building access agreements and rights to use underground conduit and pole space, private easements and other rights-of-way and fiber capacity from entities such as incumbent LECs and other utilities, railroads, long distance companies, state highway authorities, local governments and transit authorities. We cannot assure that we will be able to maintain our existing franchises, permits and rights or to obtain and maintain the other franchises, permits, building access agreements and rights needed to implement our business plan on acceptable terms. Although we do not believe that any of the existing arrangements will be canceled or will not be renewed as needed in the near future, certain cancellation or non-renewal of these arrangements could materially adversely affect our business. In addition, our failure to enter into and maintain any such required arrangements for a particular network, including a network which is already under development, may affect our ability to acquire or develop that network.

  Regulation of Voice Services

     Our voice business is subject to regulation by the FCC at the federal level for interstate telephone services (i.e., those that originate in one state and terminate in a different state). State regulatory commissions have jurisdiction over intrastate communications (i.e., those that originate and terminate in the same state).

     State Regulation of Intrastate Local and Long Distance Telephone
Services. Our intrastate telephone services are regulated by the public service commissions or comparable agencies of the various states in which we offer these services. Our subsidiaries or affiliates have received authority to offer intrastate telephone services, including local exchange service, in substantially all of the states in our target market areas, and have applications for such authorization pending in several additional states. We also have authority to provide in-state long distance services in all states except Alaska and Hawaii. To date, none of our applications for state authorizations have been rejected.

     FCC Regulation of Interstate and International Telephone Services. We provide domestic interstate telephone services nationwide under tariffs on file at the FCC. Under a recent FCC ruling, we will be required to cancel these tariffs no later than April 30, 2001, and provide interstate long-distance services under commercial contract terms instead. We do not expect this change to have any material effect on our business. We have been authorized by the FCC to offer worldwide international services as well.

     Local Regulation of Telephone Services. Municipalities also regulate limited aspects of our voice business by, for example, imposing various zoning requirements. In some instances, they require telecommunications licenses, franchise agreements and/or installation permits for access to local streets and rights-of-way. In New York City, for example, we have obtained a telephone franchise in order to provide voice services using our advanced fiber-optic network facilities located in the streets of New York City.

  Regulation of Video Services

     Open Video Systems. At various times between February 1997 and December 2000, our subsidiaries and affiliates have been certified by the FCC to operate OVS networks in Northern New Jersey, Cook County, Illinois, as well as other key metropolitan markets, such as New York City, Boston, Washington, D.C., Philadelphia, Los Angeles, and San Francisco, among others. Initiation of OVS services is subject to completion of an open enrollment period for unaffiliated video programmers to seek capacity on the systems and after negotiation of certain agreements with local governments. The initial open enrollment period for Northern New Jersey, New York City, Boston, Washington, D.C., Philadelphia, and San Francisco and surrounding communities has been completed. The open enrollment period has not yet begun for the remaining markets.

     OVS networks are subject to a certain degree of local regulation for use of local streets and rights-of-way, but not to the same extent as traditional cable systems. The terms and conditions of our OVS agreements vary from jurisdiction to jurisdiction. Generally they contain provisions governing gross receipts fees, term, public, educational, and governmental channel requirements, and other standard right-of-way management requirements. Gross receipt fees for OVS operators such as the Company are required to mirror the gross receipts fees paid by the incumbent cable operator, which fees are limited by the Communications Act to a maximum of 5 percent of gross revenues derived from cable operations.

     In areas where we offer video programming services as an OVS operator, we are required to make any "open capacity" on the system available to Video Programming Providers ("VPPs"). The FCC's rules permit us to retain up to one-third of the system capacity for our own (or our affiliate's) use. Under the OVS regulations, during the initial open enrollment period we must offer at least two-thirds of our capacity to unaffiliated parties, if demand for such capacity exists during the open enrollment period. In certain areas, at the request of local officials, we are in discussions to explore the feasibility of obtaining a cable franchise instead of an OVS agreement. We will consider providing our video service under franchise agreements rather than OVS certification, if the local authorities prefer franchise agreements and such agreements can be obtained on acceptable terms and conditions. We will consider the relative benefits of OVS certification versus local franchise agreements, including the possible imposition of build out requirements, before making any decisions.

     In a decision released in January of 1999, the U.S. Court of Appeals for the Fifth Circuit approved some portions of the FCC's OVS rules but struck down other portions. Although a number of the Court's rulings are favorable to OVS operators, others could have an adverse impact on our OVS operations and planning. The Court's most significant decision was to strike down the FCC's rule terminating the right of a local authority to franchise OVS operators. The FCC's rules had set forth a relatively simple procedure at the FCC for rapid certification of each OVS system on a regional basis and permitted local authorities to regulate OVS only as to rights-of-way administration and in other minor respects. One of the principal advantages of OVS as structured by Congress and by the FCC was to eliminate the time, expense, and uncertainty generally required to secure a local franchise. The Court's action allowing local governments to require area-by-area franchising may significantly reduce the advantage of OVS operation as compared with traditional franchising and delay achieving agreements with local governments. To date, however, no local franchising authority has insisted on franchising our OVS systems, although some have considered doing so. However, in many instances we, at the insistence of local authorities, have negotiated or are negotiating a franchise agreement in lieu of an OVS agreement and have agreed to provisions in OVS right-of-way agreements which to some extent erode the differences between the two modes of operation. Accordingly, while the ruling is disadvantageous to our OVS operations, we expect to continue to expand our video service offerings.

     The FCC's rules require OVS operators to make their facilities available to unaffiliated video program providers on a non-discriminatory basis, with certain exceptions. One exception is that competing in-region cable operators are not entitled to become video program providers on an OVS except in certain limited circumstances. Time Warner Cable Co., which then operated franchised cable systems in many suburban Boston communities included within our Boston-area OVS certification, asked us to release to it certain proprietary OVS system data so that it allegedly could analyze the possibility of becoming a VPP on our Boston OVS system. We denied the request on the ground that Time Warner should be considered ineligible under the FCC's rules. Time Warner subsequently filed a complaint to the FCC against RCN and seeking FCC action to impose fines or cancel our OVS authority. The FCC's Cable Services Bureau ruled that Time Warner was an eligible user in areas where no service overlap existed or was imminent, partially granted the data request, and partially denied it, but found too little evidence to grant Time Warner's request that it investigate further RCN's good faith in implementing our OVS authority. Time Warner has also filed a similar complaint against us with respect to carriage on our New York City OVS system. The FCC's Cable Services Bureau again partially granted Time Warner's complaint, and partially denied it, relying on its prior Boston decision. We sought partial reconsideration of both decisions.

     The FCC issued a consolidated opinion in which it rejected the Cable Services Bureau's analysis with respect to Time Warner's eligibility to use the OVS system and imposed instead a new test of eligibility based on whether the in-region cable competitor is franchised within the "technically integrated service area" of the OVS certificate holder. Assuming that Time Warner was eligible under the new criteria, the Commission confirmed the Cable Services Bureau's rulings on the scope of the OVS data which must be disclosed to Time Warner. The Commission directed us to file supplemental data with the Cable Services Bureau concerning the Commission's new eligibility criteria. The Commission directed the Cable Services Bureau to determine, upon the submission of such data, whether Time Warner is eligible for the OVS data it had been seeking from RCN.

     We have sought review of the FCC's decision in the U.S. Court of Appeals for the D.C. Circuit, alleging that the Commission's interpretation of the rule governing the eligibility of an in-region competitor to be a VPP was contrary to law. At the same time, Time Warner sought reconsideration of the decision at the FCC and, in response to the FCC's request, the Court is holding a decision on the appeal pending the resolution of Time Warner's request for FCC reconsideration. We filed the supplemental service area data with the Cable Services Bureau as required by the Commission's decision for all relevant OVS markets, and has sought confidential treatment from the Commission of those portions of the supplemental data that were not publicly available already, contending that it would be seriously damaged competitively if it were required to provide such data to its competitor. The Commission has not yet ruled on these requests for confidential treatment.

     On February 10, 2000, after the sale of its Boston area cable operations to MediaOne, Time Warner renewed its request for Boston area OVS data from RCN alleging that was no longer an in-region cable competitor. We declined to provide such data, based upon Time Warner's affiliations and possible contractual arrangements with MediaOne. On March 14, 2000, Time Warner filed an "Emergency Petition to Enforce Commission Order and Impose Forfeiture" renewing earlier allegations that we were not adhering to certain of the OVS rules and was not operating a truly "open" OVS system. Time Warner sought an order compelling us to provide the OVS data to Time Warner, and for the imposition of forfeitures on RCN for allegedly failing to comply with Commission orders. We are opposing the Emergency Petition and the Commission has not yet acted on it.

     Two additional cable company OVS access complaints have been filed by incumbent cable operators Media General Cable of Fairfax, Inc., and Media General Cable of Fredericksburg, Inc. against Starpower, also seeking data and a determination of eligibility for carriage on Starpower's metropolitan Washington, D.C. OVS system. As in the Time Warner complaints, they challenge our status as an OVS operator and seek revocation of our OVS authority. The Cable Services Bureau, citing its prior decision in Boston and New York, granted the Media General request. Starpower sought FCC reconsideration which is still pending. We believe that we are operating in strict conformity with all applicable provisions of the law and will continue to defend our OVS rollouts against what we believe are anti-competitive requests for data or carriage by competing in-region cable operators. However, we cannot assure that the FCC or the Court of Appeals will resolve the pending OVS complaints in our favor. If the FCC were to grant any such complaints and as a result we were obliged to share system data with our local competitors, we would be forced to reassess the desirability of continuing to operate in certain markets as an OVS operator as compared with seeking traditional cable franchises. We do not believe that abandoning our OVS certifications under such circumstances would materially adversely affect our video distribution activities.

     Prior to our certification as an OVS provider, we offered limited video programming services using the Video Dialtone Transport ("VDT") services offered by MFS/WorldCom in Manhattan and the City of Boston. In February 1997, the FCC held that MFS/WorldCom's facilities did not qualify as video dialtone facilities entitled to an extension of time to comply with the newly adopted OVS rules. Nonetheless, the FCC did not direct MFS/WorldCom and RCN to cease video programming distribution operations over the MFS/ WorldCom platform. However, we ceased to use the MFS/WorldCom platform in Boston on June 2, 1997, and in New York on December 29, 1997, upon receiving our own authority to construct and operate OVS systems in those cities. Prior to that conversion, one of the incumbent cable television companies in New York City had filed a complaint with the New York Public Service Commission challenging the former, pre-OVS, operations of RCN and WorldCom under the VDT framework. Although there has not been any action in that proceeding since we filed our answer to the complaint, and the issue has become moot in light of the fact that the MFS/WorldCom platform is no longer being used by the Company, the complaint has never been formally dismissed by the Commission. We therefore cannot assure that there will be no further action in the proceeding, or what the outcome of such action might be. Nevertheless, we do not anticipate that such action, if any, would have a materially adverse effect on the Company's business in New York.

     Wireless Video Services. Our 18 GHz wireless video services in New York City are distributed using microwave facilities. We cannot assure you that we will be able to obtain or retain all necessary authorizations needed to construct advanced fiber-optic network facilities, to convert our wireless video subscribers to an advanced fiber-optic network or to offer wireless video services under our own FCC licenses.

     Cable Television Systems. Our cable television systems, including those systems where we have entered a cable television franchise with the local government in lieu of an OVS agreement and those areas where we operate our cable network cable systems, are subject to regulation under the 1992 Act. The 1992 Act regulates rates for cable services in communities that are not subject to "effective competition," certain programming requirements, and broadcast signal carriage requirements that allow local commercial television broadcast stations to require a cable system to carry the station. Local commercial television broadcast stations may elect once every three years to require a cable system to carry the station ("must-carry"), subject to certain exceptions, or to withhold consent and negotiate the terms of carriage ("retransmission consent"). A cable system generally is required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether under the mandatory carriage or retransmission consent requirements of the 1992 Act. Local non-commercial television stations are also given mandatory carriage rights. The FCC recently issued rules establishing standards for digital television ("DTV"). The FCC's rules require television stations to simulcast their existing television signals ("NTSC") and DTV signals for a period of years. During this simulcast period, it is unclear whether must-carry rules will apply to DTV signals. The FCC has initiated a rule making proceeding seeking comment on the carriage of broadcast DTV signals by cable and OVS operators during the transitional period to full digital broadcasting. The FCC's proceeding addresses the need for the digital systems to be compatible, seeks comment on possible changes to the mandatory carriage rules, and explores the impact carriage of DTV signals may have on other FCC rules. The cable industry has generally opposed many of the FCC's proposals, on the grounds that they constitute excessively burdensome obligations on the industry. The Communications Act permits franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. Cable systems with 36 or more channels must designate a portion of their channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator.

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

     Our ability to provide franchised cable television services depends largely on our ability to obtain and renew franchise agreements from local government authorities on generally acceptable terms. We cannot assure that such agreements will be reached in every instance, and the failure to do so in a particular local jurisdiction could have a material effect on our ability to enter or continue to operate in that local area. In Philadelphia, we have experienced significant delays in securing authorization from the city to provide cable or OVS service. We are however, continuing to build out the Philadelphia suburbs.

     We currently have numerous franchise agreements relating to systems where we have entered into cable franchises in lieu of OVS agreements, including cable franchises in Boston, San Francisco, Chicago, and a number of surrounding communities, and 91 franchise agreements relating to the cable network systems in New York (outside New York City), New Jersey and Pennsylvania. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction, conditions of service, including the number of channels, the provision of free service to schools and certain other public institutions, and the maintenance of insurance and indemnity bonds. These franchises provide for the payment of fees to the issuing authorities and generally range from 3% to 5% of revenues.

     Right-of-Way Access. As in the case of traditional franchised cable systems, OVS operators must have access to public rights-of-way for a substantial portion, if not all, of their distribution plant. In a number of jurisdictions local authorities have attempted to impose rights-of-way fees on us that we believe are in violation of federal law. A number of FCC and judicial decisions have addressed the issues posed by the imposition of rights-of-way fees on CLECs and on video distributors. To date the state of the law is uncertain and may remain so for some time. The obligation to pay local rights-of-way fees which are excessive or discriminatory could have adverse effects on our business activities.

     Pole and Conduit Attachments. The FCC is required to regulate the rates, terms and conditions imposed by utilities, incumbent LEC's and CLEC's for cable systems and telecommunications providers use of utility pole and conduit space unless state authorities can demonstrate that they adequately regulate pole attachment rates. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. We are being subjected in some instances to pole attachment practices and fees which we believe are in violation of applicable federal law. We are attempting to resolve these matters informally. In some cases, utility companies have increased pole attachment fees for cable systems that have installed fiber-optic cables and that are using these cables for the distribution of non-video services. The FCC concluded that, in the absence of state regulation, it can determine whether utility companies have justified their demand for additional rental fees and that the Communications Act does not permit disparate rates based on the type of service provided over the equipment attached to the utility poles. However, the 1996 Act modified the prior pole attachment provisions of the Communications Act. It permits providers of telecommunications services to rely upon the protections of the current law until February 8, 2001 and requires that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way, owned or controlled by the utility if the facility is carrying wires already. The FCC adopted new regulations to govern the charges for pole attachments used by companies providing telecommunications services, including cable operators. These regulations will become effective on February 8, 2001 and any increase in attachment rates for telecommunications companies resulting from the FCC's new regulations will be phased in, in equal annual increments over a period of five years beginning on the effective date of the new FCC regulations. The ultimate outcome of these rulemakings and the ultimate impact of any revised FCC rate formula or of any new pole attachment rate regulations on us or our businesses cannot be determined at this time.

     The Cable Services Bureau of the FCC has considered a number of complaints in the last year filed by cable and cable or telecommunications entities concerning the rates, terms and conditions imposed by pole-owning utilities on entities like us, wishing to attach wiring to the utilities poles. In general, these rulings have been favorable to the attachers and have required a reduction of prices for access and improvement in conditions and terms of access. However, a recent decision in the U.S. Court of Appeals for the 11th Circuit has concluded that the FCC lacks jurisdiction over pole attachments in instances where ISP or Internet services are offered by the attaching company. The federal government has asked the Supreme Court to review this decision. If the Court declines to hear the case or rules against government jurisdiction, our ability to rely on the federal pole attachment law and regulation may be substantially impaired.

     In the Boston area, pole attachment policies imposed by the incumbent telephone operator have substantially delayed the roll-out of our services in certain communities. There is also uncertainty as to our ability to continue our current pole attachment arrangements with NSTAR Communications Securities Corporation("NSTAR Securities"). In 1997, the Massachusetts Department of Telecommunications and Energy (the "MDTE") established a proceeding in which the MDTE is investigating NSTAR Securities' compliance with a MDTE order in 1993 that permitted NSTAR Securities to invest up to $45 million in its unregulated subsidiary Boston Edison Technology Group, and whether the Boston Edison investment in RCN-BECOCOM is within the authority granted to it in the 1993 order. Hearings began in December 1998 and are still proceeding. Several interveners, especially Cablevision, the incumbent cable operator in Boston and much of the surrounding area, have advocated that if the MDTE finds that NSTAR Securities' investment in RCN-BECOCOM violated the 1993 Order, then NSTAR Securities should be forced to divest itself of its interest in RCN-BECOCOM, RCN-BECOCOM should be subject to the same terms and conditions as other cable television providers who seek to attach their facilities to NSTAR Securities facilities, and installed RCN-BECOCOM cable and fiber-optic facilities should be relocated. NSTAR Securities is vigorously defending the propriety of its compliance with the MDTE's 1993 Order, and its investment in RCN-BECOCOM. We cannot assure that the MDTE will not determine that NSTAR Securities violated the MDTE's 1993 Order nor can we offer any predictions as to the nature of any remedy that the MDTE may determine to be appropriate including those proposed remedies, which are equitable in nature. We are participating in the proceeding and plan to take such action as we deem appropriate to protect our rights.

     Program Access. The 1992 Act, the 1996 Act and FCC regulations preclude any cable operator or satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors. In certain circumstances, these programmers are required to sell their programming to other multichannel video distributors. The provisions limit the ability of program suppliers affiliated with cable companies or with common carriers providing satellite delivered video programming directly to their subscribers to offer exclusive programming arrangements to their affiliates. The FCC's Cable Service Bureau, however, has ruled that, except in limited circumstances, these statutory and regulatory limitations do not apply to programming which is distributed other than by satellite. We are experiencing difficulty in securing access to certain local sports programming in the New York City market, which we consider important to successful competition in that market. We brought a formal program access complaint against Cablevision Systems, Inc. over its refusal to provide such programming to RCN. The Cable Services Bureau sustained its traditional view, however, that programming distributed by fiber-optic cable was not covered by the program access provisions of the Communications Act, and denied our complaint. We believe that the Cable Services Bureau is misreading the law and has sought review by the full Commission of this ruling. Certain provisions of the Cable Act of 1992 concerning restrictions on exclusivity in the distribution of video programming lapse in 1992 unless the FCC chooses to extend them. The FCC will initiate a proceeding in 2001 to address this issue. If the FCC chooses to allow the lapse of certain provisions we may experience additional difficulty in gaining access to certain programming.

     We have summarized present and proposed federal, state, and local regulations and legislation affecting the telephone, video programming and data service industries. However, other existing federal regulations, copyright licensing, and, in many jurisdictions, state and local franchise requirements, are currently the subject of judicial proceedings, legislative hearings and administrative proposals that could change, in varying degrees, the operations of communications companies. The ultimate outcome of these proceedings, and the ultimate impact of the 1996 Act or any final regulations adopted under the new law on us or our businesses cannot be determined at this time.

     The duration of our existing franchises presently varies up to the year 2015. To date, all of our cable franchises that have reached their expiration date have been renewed or extended, generally at or before their stated expirations and on acceptable terms. Approximately 39 of our cable network systems' franchises are due for renewal within the next three years. We cannot assure that we will be able to renew these or our other franchises on acceptable terms.

     Cable television systems are also subject to certain service quality standards and other obligations imposed by the FCC and, where effective competition has not been demonstrated to exist, had been subject to rate regulation by the FCC as well. All of our cable franchises that have been entered in lieu of an OVS agreement are subject to effective competition, since in each case there has been an existing incumbent cable operator already serving the area. These systems are therefore exempt from many FCC cable television regulations, including rate regulation. Our cable network television system in Pennsylvania has been operating in a competitive cable environment for almost 30 years, with approximately 80% of the homes passed having access to an alternate cable operator, Service Electric Cable TV. As a result, our Pennsylvania cable system is also exempt from many FCC cable television regulations, including rate regulation. Our other cable network television systems in New York State and New Jersey had been subject to FCC rate regulation. As required by the 1996 Act, however, all cable-programming services were deregulated on March 31, 1999. There has been discussion in Congress about possible legislation to reimpose cable rate regulation. We cannot assure you that legislation will not be adopted. We anticipate that the remaining provisions of the 1992 Act that do not relate to rate regulation, including provisions relating to retransmission consent and customer service standards, will remain in place and may reduce the future operating margins of our cable network cable television businesses as video programming competition develops in our cable television service markets.

     In addition to the FCC regulations previously discussed, there are other FCC cable regulations covering areas such as:

     - equal employment opportunity;

     - syndicated program exclusivity;

     - network program non-duplication;

     - registration of cable systems;

     - maintenance of various records and public inspection files;

     - microwave frequency usage;

     - lockbox availability;

     - sponsorship identification;

     - antenna structure notification;

     - tower marking and lighting;

     - carriage of local sports broadcast programming;

     - application of rules governing political broadcasts;

     - limitations on advertising contained in non-broadcast children's programming;

     - consumer protection and customer service;

     - ownership and access to cable home wiring and home run wiring in multiple dwelling units;

     - indecent programming;

     - programmer access to cable systems;

     - programming agreements;

     - technical standards; and

     - consumer electronics equipment compatibility and closed captioning.

     The FCC has the authority to enforce its regulations through imposing substantial fines, issuing cease and desist orders and/or imposing other administrative sanctions, such as revoking FCC licenses needed to operate certain transmission facilities often used in connection with cable operations.

     We have had difficulty gaining access to the video distribution wiring in certain multiple dwelling units ("MDU'S") in the City of Boston in which Cablevision has been the incumbent provider of video services. In some buildings the management will not permit us to install our own distribution wiring and Cablevision has not been willing to permit us to use the existing wiring on some equitable basis when we wish to initiate service to an individual unit previously served by Cablevision. We have sought a ruling from the FCC's Cable Services Bureau that existing FCC inside wiring rules require Cablevision to cooperate with us to make such wiring available to us. The matter is currently pending before the FCC's Cable Services Bureau staff. However, because our status in the city of Boston has changed from OVS operator to franchisee, we will be able to use the Massachusetts Mandatory Access law if it is necessary to do so to gain access to these MDUs.

     Other bills and administrative proposals pertaining to cable television have previously been introduced in Congress or considered by other governmental bodies over the past several years. There will likely be legislative proposals in the future by Congress and other governmental bodies relating to the regulation of communications services.

     Cable television systems are subject to federal compulsory copyright licensing covering the retransmission of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their basic revenues to a federal copyright royalty pool, cable operators can obtain blanket licenses to retransmit the copyrighted material on broadcast signals. Numerous jurisdictions have imposed or attempted to impose so-called "open access" requirements for the grant or transfer of a cable franchise and many more are considering doing so. We believe our business interests may be served by such open access but we are opposed to further regulations or government intervention in regard to such matters.

     Responding to pressure principally from direct broadcast satellite ("DBS") companies, Congress passed the Satellite Home Viewer Improvement Act in late fall of 1999. The principal purpose of this legislation, known as "SHVIA" was to amend the copyright law to permit the DBS companies to carry more local broadcast programming in their programming packages (so-called "local-into-local"). At the same time the legislation directed the FCC to develop new regulations concerning retransmission consent and mandatory access. The retransmission consent provision of SHVIA covers all multiple video program distributors as well as DBS providers. The Commission has adopted retransmission consent rules as required by SHVIA. These new regulations establish an obligation on the part of broadcasters to bargain in good faith and define good faith by reference to certain prohibited bargaining tactics or positions. The regulations also bar exclusive retransmission agreements but do permit broadcasters to enter into varying terms with MVPDs carrying their signal based on normal competitive criteria. To the extent that we will need to negotiate such retransmission consent agreements in the future these regulations should help to strengthen our negotiating position.

  Other Regulatory Issues

     Data Services. The data services business, including Internet access, is largely unregulated at this time apart from Federal, state and local laws and regulations applicable to businesses in general. However, we cannot assure you that this business will not become subject to regulatory restraints. Some federal, state, local and foreign governmental organizations are considering a number of legislative and regulatory proposals with respect to Internet user privacy, infringement, pricing, quality of products and services and intellectual property ownership. We are also unsure how existing laws will be applied to the Internet in areas such as property ownership, copyright, trademark, trade secret, obscenity and defamation. Additionally, some jurisdictions have sought to impose taxes and other burdens on providers of data services, and to regulate content provided via the Internet and other information services. We expect that proposals of this nature will continue to be debated in Congress and state legislatures in the future. In addition, although the FCC has on several occasions rejected proposals to impose additional costs on providers of Internet access service and other data services for the use of local exchange telephone network facilities for access to their customers, the FCC or Congress may consider similar proposals in the future. The adoption of new laws or the modification of existing laws to the Internet may decrease the growth in the use of the Internet, which could in turn have a material adverse effect on our Internet business.

     We have interconnection agreements with Verizon and other incumbent local exchange carriers that entitle us to collect reciprocal compensation payments from them for local telephone calls that terminate on our facilities. We make similar payments for outbound local calls we deliver to the incumbent local exchange carriers. However, Verizon and other ILECs around the country have been contesting whether the obligation to pay reciprocal compensation to CLECs should apply to local telephone calls from ILECs customers to Internet service providers served by CLECs. The ILECs claim that this traffic is interstate in nature and therefore should be exempt from compensation arrangements applicable to local, intrastate calls. CLECs have contended that the interconnection agreements provide no exception for local calls to Internet service providers and reciprocal compensation is therefore applicable.

     On February 26, 1999, the FCC released a Declaratory Ruling determining that ISP traffic is interstate for jurisdictional purposes, but that its current rules neither require nor prohibit the payment of reciprocal compensation for such calls. In the absence of a federal rule, the FCC determined that state commissions have authority to interpret and enforce the reciprocal compensation provisions of existing interconnection agreements, and to determine the appropriate treatment of ISP traffic in arbitrating new agreements. Some incumbent LECs appealed the FCC's Declaratory Ruling to the United States Court of Appeals for the District of Columbia Circuit, which issued a decision on March 24, 2000, vacating the Ruling. The court stated that the FCC had not adequately explained its conclusion that calls to ISPs should not be treated as "local" traffic. The FCC is expected to issue a further ruling in response to the court's directive in the near future, but we are not able to predict how such a further ruling may affect us.

     In light of the FCC's order and the subsequent court ruling, some state commissions, which previously addressed this issue and required reciprocal compensation to be paid for ISP traffic, have reconsidered their prior rulings. In our target markets, most states have reaffirmed the applicability of reciprocal compensation requirements to this traffic. Only Massachusetts and New Jersey are not requiring reciprocal compensation for this traffic, at least pending negotiations or a further FCC decision. The New York Public Service Commission ("NYPSC") determined that in certain circumstances, Verizon can pay a lower reciprocal compensation rate for calls terminated by a competitive LEC in excess of a ratio of three terminating minutes to each originating minute. California, Virginia and the District of Columbia are still considering this issue and have not determined the extent to which reciprocal compensation is payable for this traffic.

     We provide dial-up access lines to our affiliated ISPs as well as other ISP customers, so adverse decisions in state proceedings could have a material impact on our revenues and earnings in those states. Starpower currently has pending complaints against Verizon in the District of Columbia and Virginia, and against GTE in Virginia, based on these companies' refusal to pay reciprocal compensation. The FCC has taken jurisdiction over the two complaints relating to Virginia.

EMPLOYEES

     As of December 31, 2000, we had approximately 6,869 full-time employees including joint ventures, general office and administrative personnel and approximately 206 part-time employees. The Company was party to a collective bargaining agreement covering approximately 100 technicians in the Allentown, Pennsylvania market with an expiration date of January 14, 2001. Due to a legal question regarding the identity of the proper bargaining representative, which is the subject of a case pending before the National Labor Relations Board, a new agreement has not been entered into. We consider relations with our employees to be good.

ITEM 2.  PROPERTIES

OVERVIEW OF OUR MEGABAND(TM) NETWORK

     Our advanced fiber-optic networks are designed to support Phone, Cable TV and Internet services via a fiber-rich network architecture. Our multi-service network is presently operating in Boston, Manhattan, Lehigh Valley, Washington, D.C., San Francisco, Queens, Chicago, and Philadelphia. The company is planning to enter the Los Angeles, market in the near future, with the network expected to be fully functional and operational by mid-2001. The advanced fiber-optic network consists of fiber-optic transport facilities; local and long distance digital telephony switches; video head-ends; voice, video and data transmission and distribution equipment; Internet routing and WAN equipment and the associated network wiring and network termination equipment. The Company's telephone switching network utilizes either the Lucent 5ESS-2000 or the Nortel DMS-100 switching platforms as the local switching element, and the network is designed to provide highly reliable lifeline telephony service. In each of the markets which are operational, a telephone switch is installed and fully operational.

     The networks' common backbone signal transport medium for both digital signals (Phone, Cable TV and Internet) and analog signals (video) is exclusively fiber-optic cable, either RCN-owned, or leased from other providers such as MCI WorldCom, Qwest, Nextlink or Level 3. The digital fiber-optic backbone transport network utilizes a Synchronous Optical Network ("SONET") self-healing ring architecture and other technologically advanced transport methods to provide high-speed, redundant connections for the delivery of our voice, video and data services. Facility connections from the backbone network to individual buildings or residential and commercial service areas are typically provided via our own fiber-optic facilities. Our advanced fiber-optic network contains 2,946 route miles of fiber cable (backbone and distribution fiber) and 8,079 total network route miles (fiber and distribution coax).

     Presently, we own and operate eight local telephony switches, two long distance switches, and eight video head-ends within the eight existing markets. As of December 31, 2000, RCN has passed 1,450,000 homes with its advanced fiber-optic network and has connected 2,917 buildings directly to its fiber-optic facilities in metropolitan areas.

     The majority of our network is owned and its infrastructure is built using fiber-optic cable as the predominant transport medium. Fiber-optic systems are suitable for transmission of digitized Phone, Cable TV and Internet information, or a combination of these types of signals. The main benefits resulting from the deployment of fiber-optic cable in the backbone and local distribution portions of the network, in place of traditional coaxial cable or copper wire, are greater network capacity, increased functionality, smaller size service areas and decreased requirements for periodic amplification of the signal. These factors contribute to lower installation and maintenance costs and increases the variety and quality of the service offerings. The inherent bandwidth limitations of twisted pair copper wire historically used in telephone networks presents a substantial obstacle to providing video programming services over existing telephone networks. Although coaxial cable provides substantially greater bandwidth than twisted pair copper wire, fiber-optic cable provides substantially greater bandwidth than coaxial cable. Consequently, newly constructed fiber networks, such as ours, provide a superior platform for delivering high-speed, high-capacity Phone, Cable TV and Internet services, when compared to traditional systems based largely on copper wire or coaxial cable.

     The fiber-optic cable utilized by our network has the increased capacity necessary for the transport and delivery of today's high-bandwidth data and video transmission requirements. The fiber-optic cable typically used contains between 12 and 288 fiber strands; however, larger sizes up to 864 strands are also used. Each individual strand of fiber is capable of providing a large number of telecommunications channels or "circuits". Depending on the transmission electronics used, a single pair of glass fibers on our network currently can transmit tens of thousands of simultaneous voice conversations, whereas, a typical pair of copper wires can carry a maximum of 24 simultaneous conversations using standard TDM multiplexing systems. Although the LECs commonly use copper wire in their networks, they are currently deploying fiber-optic cable to upgrade portions of their copper based network, particularly in areas we serve. We expect that continued developments and enhancements in communications equipment will increase the capacity of each optical fiber, thereby providing even more capacity at relatively low incremental cost.

     As the Company's network is further developed, it will be dependent on certain strategic alliances and other arrangements in order to provide the full range of its telecommunication service offerings. These relationships include our joint venture with NSTAR Communications, Inc. in Boston, the Starpower joint venture in Washington and our arrangements to lease unbundled local loop and T-1 facilities from the serving LEC. Any disruption of these arrangements and relationships could have a material adverse effect on the Company.

PHONE PLANT & EQUIPMENT

     Advanced Fiber-Optic Networks. The Company's advanced fiber-optic networks in all existing markets utilize a voice network that supports both switched and non-switched (private line) services. In metropolitan areas, individual buildings are connected to the network backbone via fiber extensions that are generally terminated in SONET equipment, which provides redundant and fail-safe interconnection between the building and the RCN central switch location. In situations where fiber extensions are not yet available, interim facility connections can be provided by leasing special access facilities through an arrangement with MCI WorldCom or the incumbent LEC. As our network expands to reach more areas within a target market, subscribers served by these temporary connections will be migrated to our advanced fiber-optic network. Within large MDU buildings in metropolitan areas, a voice service hub is established by installing Integrated Digital Loop Carrier ("IDLC") equipment, which acts as the point of interface between the backbone facility and the intra-building wiring. Each IDLC is installed with a standby power system and is capable of serving between 672 and 2,048 lines depending on the specific type utilized. The IDLC is capable of supporting a wide range of both non-switched services (DS-1, digital data) and switched voice services and features including ISDN, Centrex, Custom Calling and CLASS features. At the time of initial wiring, we generally install wiring in excess of its initial requirements, in order to meet future subscriber demand.

     In residential overbuild situations, we provide a fiber-rich local distribution architecture for the delivery of voice services to the residential or commercial subscriber. Fiber-optic backbone facilities using SONET transport electronics provide interconnection from the telephony distribution electronics to the RCN local telephony switch. The telephony distribution electronics support up to 2,048 lines and serve as the interconnection point between the telephone switch and the local distribution fiber. Fiber-optic facilities are utilized to transport the telephony signals to a residential service area node, a point typically within 900 feet from the furthest subscriber. The residential service node encompasses up to 150 homes and is supplied with a standby power source so that lifeline telephony service can be delivered to the customer. The distribution facilities between the node and the subscriber are either coaxial cable or fiber-optic cable. Our voice offering provides a full suite of CLASS and custom calling features and is fully interconnected to all the local emergency 911 centers.

CABLE TV PLANT & EQUIPMENT

     Fiber-Optic Networks. There are presently eight video head-end locations within our fiber-optic networks (i.e., Manhattan, Boston, Lehigh Valley, Washington, Philadelphia, Queens, Chicago, and San Francisco). The video head-ends consist of optical transmitters, optical receivers, satellite receivers, signal processors, modulators, encoding equipment, digital video transport equipment and network status monitoring and automated tape distribution equipment. From the head-end, the video signals are transported to secondary hub sites in either digital or analog signal format. Once the signal is received at the secondary hub site, the signal is conditioned, processed and interconnected to the local fiber-optic transport facilities for distribution to the video subscribers. The video signals are distributed to individual fiber nodes or receivers via the same fiber-optic cable used to deliver the voice and data service. The fiber cable terminates in a fiber-optic receiver within an individual building or video service area. From the fiber node, coaxial cable and related distribution equipment is used to distribute the video signals to the customer premises. The bandwidth of the video distribution is a minimum of 860 MHz, which is capable of supporting between 90 and 110 analog video channels and a substantial number of digital video channels. This distribution plant is specifically designed to be predominantly fiber-based, which increases the reliability and improves the quality of the services delivered as compared to traditional cable television distribution architectures.

     Wireless Video. We also own and operate a "wireless video" television system (which was formerly operated as Liberty Cable Television of New York and acquired by RCN in 1996) using point-to-point 18 GHz microwave technology. We are utilizing this system in New York City as an alternate platform for delivering television programming to buildings that are not yet connected to the advanced fiber-optic network. We expect that the majority of the buildings currently served by the wireless service will ultimately be connected to the network to the extent that connection is feasible.

     Cable Network Systems. We own and operate Cable Network television networks in Pennsylvania, New Jersey and New York State (outside of New York
City). These networks offer expanded bandwidth and a platform for two-way services, and have an aggregate of 813 route miles of fiber-optic cable. The New York system includes 211 route miles of fiber-optic cable, 859 miles of coax cable and 139 nodes served from one head-end. Approximately 70% of the New York system is two-way active 750 MHz plant and is equipped to support both telephony and cable modem services. The New Jersey system includes 145 route miles of fiber-optic cable, 2,684 miles of coax cable and the bandwidth of the plant is 400/450 MHz. The New Jersey system is planned to be upgraded to 750 MHz and will provide an expanded channel line-up and digital video service to portions of the plant in 2001. The network in Pennsylvania includes a separate high-capacity fiber-optic ring with a minimum 84 fibers (covering approximately 100 route miles), and it is designed and constructed to support a competitive telephony network. Also, the Pennsylvania system consists of 2,101 miles of coaxial cable and 457 route miles of fiber cable. The Pennsylvania system serves 530 nodes from three hub sites and the bandwidth of the plant is 550 - 860 MHz.

     Internet Plant & Equipment. Our Internet access and data transmission services are provided via cable modems over the advanced fiber-optic network. Cable modems offer higher speed access for data transmission than the speeds achieved by conventional telephone dial-up technology. We also provide Internet access via dial-up modems, primarily to support off-net customers.

     We have designed and deployed a long haul, high-bandwidth fiber-optic transport facility that interconnects Boston and Washington D.C. This facility is used to provide high-speed connectivity between each of our points of presence along the Northeast Corridor. It also provides long distance telephone and Internet connectivity along this corridor for our customers.

     We provide high quality Internet access services to businesses by utilizing high-speed access via ISDN, frame relay, fractional T-1, T-1 and T-3 circuits. Our network infrastructure currently supports modems with dial-access speeds of up to 56 K.

     We rely on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect our proprietary technology. However, there can be no assurance that our technology will not be misappropriated or that equivalent or superior technologies will not be developed. In addition, there can be no assurance that third parties will not assert that our services or our users' content infringe their proprietary rights. The Company has obtained authorization, typically in the form of a license, to distribute third-party software incorporated in the RCN access software product for Windows 3.1, Windows 95, Windows NT and Macintosh platforms. The Company plans to maintain or negotiate renewals of existing software licenses and authorizations. We may desire or need to license other applications in the future.

     In all of our major markets, we currently lease approximately 265 facilities including 213 technical and 52 non-technical facilities which encompass 1,060,272 and 1,322,350 square feet respectively, to support our operations under various non-cancelable leases with terms ranging from 1 to 19 years. We also currently own 17 technical facilities encompassing approximately 261,173 square feet. We believe our leased and owned facilities are in good condition.

ITEM 3.  LEGAL PROCEEDINGS

     We have filed suit in the U.S. Court of Appeals for the D.C. Circuit seeking the Court's review of a decision of the FCC which requires us, where we operate as an OVS provider, to share certain OVS system and corporate data with in-region cable competitors if such competitors are not franchised within our technically integrated service area. We believe the FCC's decision, as well as two related decisions of the Cable Services Bureau, are contrary to law, arbitrary and capricious. The FCC has asked the Court to hold the case in abeyance pending its resolution of a petition for reconsideration filed by AOL/Time Warner. We have not opposed this request and the Court has granted the Motion. See "Regulatory."

     In the normal course of business, there are various legal proceedings outstanding. In the opinion of management, these proceedings will not have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of the Registrant's 2000 fiscal year.

              EXECUTIVE AND ACCOUNTING OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an un-numbered Item in Part I of this Report in lieu of being included in the definitive proxy statement relating to the Registrant's Annual Meeting of Shareholders to be filed by Registrant with the Commission pursuant to Section 14(A) of the Securities Exchange Act of 1934 (the "1934 Act").

EXECUTIVE AND ACCOUNTING OFFICERS OF THE REGISTRANT

     David C. McCourt, 44 has been Chairman and Chief Executive Officer of the Company as well as a Director since its inception in September 1997. In addition, he is a Director and Chairman of Commonwealth Telephone Enterprises, Inc. ("CTE"), positions he has held since October 1993. Mr. McCourt served as a Director and Chairman and Chief Executive Officer of Cable Michigan from September 1997 to November 1998. Mr. McCourt was Chief Executive Officer of CTE from October 1993 to November 1998. Mr. McCourt is also a Director of Level 3 Communications, Inc., formerly known as Peter Kiewit Sons', Inc. and Cable Satellite Public Affairs Network ("C-SPAN") and Mr. McCourt has also been President and Chief Executive Officer, and remains a Director of Level 3 Telecom Holdings, Inc. formerly Kiewit Telecom Holdings, Inc. He was also Chairman and Chief Executive Officer as well as a Director of Mercom, S.A. de C.V. from October 1993 to November 1998. He was a Director of MFS Communications Company, Inc. from July 1990 to December 1996.

     Robert J. Currey, 55 has been Vice Chairman of the Company since October 2000. Prior to that he served as Senior Vice President, Regional Operations, since May 2000. Prior to its acquisition by the Company, Mr. Currey served as President and Chief Executive Officer of 21st Century Telecom Group, Inc. from August 1998 to May 2000 and served as its President since March 1998. Mr. Currey served as Group

President of Telecommunications Services at McLeodUSA from October 1997 to March 1998, and remains a member of its Board of Directors. Prior to that, he was President of Consolidated Communications, Inc. from March 1990 to September 1997.

     Michael A. Adams, 43 was named President, Wholesale and Strategic Development Group in January 2001. Prior to that he served as President and Chief Operating Officer of the Company, since October 1999. Previously, he was President of the Technology and Network Development Group since 1997. Prior to that he served as Vice President of Technology with C-TEC Corporation from November 1993 to September 1997.

     Timothy J. Stoklosa, 40 has been Executive Vice President and Chief Financial Officer of the Company since January 2000. Previously, he was Senior Vice President and Treasurer of the Company, since September 1997. Prior to that he served as Executive Vice President and Chief Financial Officer and was a Director of Mercom, Inc. from 1997 to 1998. Prior to that, Mr. Stoklosa was Treasurer of CTE from 1994 to 1997.

     Jeffrey M. White, 44 was named President, Customer & Field Operations of the Company in January 2001. Prior to joining the Company, Mr. White served as Chief Financial Officer of Telecom New Zealand, from 1993 to 1999. He held several management and executive officer positions in Corporate Strategy and Investments and Acquisitions with Ameritech Development from 1983 to 1993.

     John J. Jones, 34 has been Executive Vice President, General Counsel and Corporate Secretary of the Company since July 1998. Mr. Jones served as Vice President, General Counsel and Corporate Secretary of Designer Holdings, Ltd. from January 1996 to December 1997. Prior to that, Mr. Jones was engaged in the private practice of law at the law firm of Skadden, Arps, Slate, Meagher & Flom beginning in September 1991 to August 1995.

     Ralph S. Hromisin, CPA, 40 has been Senior Vice President and Chief Accounting Officer of the Company since August 1998. He was Vice President and Chief Accounting Officer from September 1997 to January 1998. He served as Vice President and Corporate Controller of CTE from August 1994 to September 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock is traded on the NASDAQ stock exchange. There were approximately 3,381 holders of Registrant's Common Stock on February 28, 2001. The Company maintains a no cash dividend policy. The Company does not intend to alter this policy in the foreseeable future. Other information required under Item 5 of Part II is set forth in Note 18 to the consolidated financial statements included in Part IV Item 14(a)(1) of this Form 10-K.

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

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During the two years preceding December 31, 2000, there has been neither a change of accountants of the Registrant nor any disagreement on any matter of accounting principles, practices or financial statement disclosure.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K.

ITEM 14(a)(1) FINANCIAL STATEMENTS:

     Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998.

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.

     Consolidated Balance Sheets -- December 31, 2000 and 1999.

     Consolidated Statements of Changes in Common Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998.

     Notes to Consolidated Financial Statements

     Report of Independent Accountants

ITEM 14(a)(2) FINANCIAL STATEMENT SCHEDULES:

     Description Condensed Financial Information of Registrant for the Year Ended December 31, 2000. (Schedule I)

     Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2000, 1999 and 1998 (Schedule II)

     All other financial statement schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or are not applicable or required.

ITEM 14(a)(3) EXHIBITS:

     Exhibits marked with an asterisk are filed herewith and are listed in the index to exhibits of this Form 10-K. The remainder of the exhibits have been filed with the Commission and are incorporated herein by reference.

  (2) Plan of acquisition, reorganization, arrangement and Report on Form 8-K
  2.1    Form of Distribution Agreement among C-TEC Corporation,
         Cable Michigan, Inc. and the Registrant is incorporated herein by reference to Exhibit 2.1 to the Company's
         Amendment No. 2 to Form 10/A filed September 5, 1997
         (Commission File No. 0-22825.)
  (3)    Articles of Incorporation and By-laws
  3.1 Form of Amended and Restated Articles of Incorporation of the Registrant are incorporated herein by reference to
         Exhibit 3.1 to the Company's Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)
  3.2    Certificate of Amendment to the amended and restated
         Articles of Incorporation Certificate of Amendment to the amended and restated of the Registrant are incorporated herein by reference to Exhibit 3.1 to the Company's
         Registration Statement on Form S-1 filed on August 11, 1998.
         (Commission File No. 333-61223.)
  3.3    Certificate of Designations, Preferences and Rights of
         Series A 7% Senior Convertible Preferred Stock dated April
         7, 1999 (incorporated herein by reference to Exhibit 3.1 to RCN's Registration Statement on Form S-3 (filed February 1,
         1999) (Commission File No. 333-71425) ("1999 Form S-3"))
  3.4    Certificate of Designations, Preferences and Rights of
         Series B 7% Senior Convertible Preferred Stock (incorporated by reference to Exhibit A of Exhibit 10.01 to RCN's current report on Form 8-K (filed October 1, 1999) (Commission File
         No. 0-22825))
  3.5 Form of Amended and Restated Bylaws of the Registrant are incorporated herein by reference to Exhibit 3.2 to the Company's Amendment No. 2 to Form 10/A filed September 5,
         1997 (Commission File No. 0-22825.)
  (4) Instruments defining the rights of security holders, including indentures
  4.1 Credit Agreement dated as of June 3, 1999 among RCN, the borrowers named therein, the lenders party thereto, The
         Chase Manhattan Bank, as Agent, Chase Securities Inc., as
         Lead Arranger and Book Manager, and Deutsche Bank A.G.,
         Merrill Lynch Capital Corp. and Morgan Stanley Senior
         Funding, as Documentation Agents (incorporated herein by reference to Exhibit 10.01 to RCN's Current Report on Form
         8-K dated August 17, 1999 (filed August 17, 1999)
         (Commission File No. 000-22825)
  4.2    Form of Indenture between RCN, as Issuer, and The Chase
         Manhattan Bank, as Trustee, with respect to the 10 1/8%
         Senior Notes due 2010 (incorporated herein by reference to Exhibit 4.11 to RCN's 1999 Form S-3) (Commission File No.
         333-71525)
  4.3    Indenture dated June 24, 1998 between RCN, as Issuer, and
         The Chase Manhattan Bank, as Trustee, with respect to the 11% Senior Discount Notes due 2008 (incorporated herein by reference to Exhibit 4.8 to RCN's Registration Statement on
         Form S-1 (filed June 1, 1998) (Commission File No.
         333-55673) ("1998 Form S-1"))

  4.4    Form of 11% Senior Discount Note due 2008 (included in
         Exhibit 4.3) (incorporated herein by reference to Exhibit
         4.9 to RCN's 1998 Form S-1) (Commission File No. 333-55673)
  4.5    Indenture dated as of February 6, 1998 between RCN, as
         Issuer, and The Chase Manhattan Bank, as Trustee, with respect to the 9.80% Senior Discount Notes due 2008
         (incorporated herein by reference to Exhibit 4.1 to RCN's
         Registration Statement on Form S-4 (filed March 23, 1998)
         (Commission File No. 333-48487) ("1998 Form S-4"))
  4.6    Form of the 9.80% Senior Discount Notes due 2008, Series B
         (included in Exhibit 4.5) (incorporated herein by reference to Exhibit 4.2 to RCN's 1998 Form S-4) (Commission File No.
         333-48487)
  4.7    Indenture dated as of October 17, 1997 between RCN, as
         Issuer, and The Chase Manhattan Bank, as Trustee, with respect to the 10% Senior Notes due 2007 (incorporated herein by reference to Exhibit 4.1 to RCN's Registration
         Statement on Form S-4 (filed November 26, 1997) (Commission
         File No. 333-41081) ("1997 Form S-4"))
  4.8    Form of the 10% Senior Exchange Notes due 2007 (included in
         Exhibit 4.7) (incorporated herein by reference to Exhibit
         4.2 to RCN's 1997 Form S-4) (Commission File No. 333-41081)
  4.9    Indenture dated as of October 17, 1997 between RCN, as
         Issuer, and The Chase Manhattan Bank, as Trustee, with respect to the 11 1/8% Senior Discount Notes due 2007
         (incorporated herein by reference to Exhibit 4.3 to RCN's
         1997 Form S-4) (Commission File No. 333-41081)
 4.10    Form of the 11 1/8% Senior Discount Exchange Notes due 2007
         (included in Exhibit 4.9) (incorporated herein by reference to Exhibit 4.4 to RCN's 1997 Form S-4) (Commission File No.
         333-41081)
 4.11    Escrow Agreement dated as of October 17, 1997 among The
         Chase Manhattan Bank, as escrow agent, The Chase Manhattan
         Bank, as Trustee under the Indenture (as defined therein), and RCN (incorporated herein by reference to Exhibit 4.6 to RCN's 1997 Form S-4) (Commission File No. 333-41081)
 4.12    First amendment, dated as of December 3, 1999, to the Credit
         Agreement, dated as of June 3, 1999 among RCN, the borrowers named therein, the lenders party thereto, The Chase
         Manhattan Bank, as Agent, Chase Securities Inc., as Lead
         Arranger and Book Manager, and Deutsche Bank A.G., Merrill
         Lynch Capital Corp. and Morgan Stanley Senior Funding, as
         Documentation Agents (incorporated herein by reference to Exhibit 10.01 to RCN's Current Report on Form 8-K dated
         August 27, 1999 (filed August 17, 1999) (Commission File No.
         000-22825)
 4.13    Indenture, dated as of December 23, 1999, between RCN, as
         Issuer, and The Chase Manhattan Bank, as Trustee, with respect to the 10 1/8% Senior Discount Notes due 2010,
         (incorporated herein by reference to Exhibit 4.11 to RCN's
         Registration Statement on Form S-3/A (filed October 6, 1999)
         (Commission File No. 333-71525) ("1999 Form S-3/A")
 4.14 Form of the 10 1/8% Senior Discount Notes due 2010 (included in Exhibit 4.11 (incorporated herein by reference to Exhibit
         4.31 to RCN's 1999 Form S-3/A.
 4.15    Stock Purchase Agreement dated as of October 2, 1999 between
         Vulcan Ventures Incorporated (incorporated by reference to
         RCN's Form 8-K dated October 1, 1999. Commission File No.
         0-22825).
 4.16    Voting Agreement dated as of October 1, 1999 among RCN,
         Vulcan Ventures Incorporated and Level 3 Telecom Holdings,
         Inc. (incorporated by reference to RCN's Form 8-K dated
         October 1, 1999. Commission File No. 0-22825)
 4.17    Second Amendment, dated as of June 28, 2000, to the Credit
         Agreement, dated as of June 3, 1999 among RCN, the borrowers named therein, the lenders party hereto, the Chase Manhattan
         Bank, as Agent, Chase Securities, Inc., as Load Arranger and
         Book Manager, and Deutsche Bank A.G., Merrill Lynch Capital
         Corp. and Morgan Stanley Senior Funding, as Documentation
         Agents (incorporated herein by reference to Exhibit 4.0 to RCN's Form 10-Q for the second quarter ended June 30, 2000)
         (Commission File No. 0-22825)
 (10)    Material Contracts

 10.1    Tax Sharing Agreement by and among C-TEC Corporation, Cable
         Michigan, Inc. and the Registrant is incorporated herein by reference to Exhibit 10.1 to the Company's Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No.
         0-22825.)
 10.2    Dark Fiber IRU Agreement dated as of May 8, 1997 among
         Metropolitan Fiber Systems/McCourt, Inc. and RCN Telecom
         Services of Massachusetts, Inc. is incorporated herein by
         reference to Exhibit 10.2 to the Company's Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No.
         0-22825.)
 10.3    Dark Fiber IRU Agreement dated as of May 8, 1997 among
         Metropolitan Fiber Systems of New York, Inc. and RCN Telecom
         Services of New York, Inc. is incorporated herein by
         reference to Exhibit 10.3 to the Company's Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No.
         0-22825.)
 10.4    Joint Venture Agreement dated as of December 23, 1996
         between RCN Telecom Services, Inc. and Boston Energy
         Technology Group, Inc. is incorporated herein reference by
         Exhibit 10.7 to the Company's Amendment No. 2 to Form 10/A
         filed September 5, 1997 (Commission File No. 0-22825.)
 10.5    Amended and Restated Operating Agreement of RCN-BecoCom, LLC
         dated as of June 17, 1997 is incorporated herein by
         reference to Exhibit 10.8 to the Company's Amendment No. 2 to Form 10/ A filed September 5, 1997 (Commission File No.
         0-22825.)
 10.6    Management Agreement dated as of June 17, 1997 among RCN
         Operating Services, Inc. and BecoCom, Inc. is incorporated herein by reference to Exhibit 10.9 to the Company's
         Amendment No. 2 to Form 10/A filed September 5, 1997
         (Commission File No. 0-22825.)
 10.7    Construction and Indefeasible Right of Use Agreement dated as of June 17, 1997 between BecoCom, Inc. and RCN-BecoCom,
         LLC is incorporated herein by reference to Exhibit 10.10 to the Company's Amendment No. 2 to Form 10/A filed September
         5, 1997 (Commission File No. 0-22825.)
 10.8    License Agreement dated as of June 17, 1997 between Boston
         Edison Company and BecoCom, Inc. is incorporated herein by reference to Exhibit 10.11 to the Company's Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No.
         0-22825.)
 10.9    Joint Investment and Non-Competition Agreement dated as of
         June 17, 1997 among RCN Telecom Services of Massachusetts,
         Inc., BecoCom, Inc. and RCN-BecoCom, LLC is incorporated
         herein by reference to Exhibit 10.12 to the Company's
         Amendment No. 2 to Form 10/A filed September 5, 1997
         (Commission File No. 0-22825.)
10.10    Amended and restated Operating Agreement of Starpower
         Communications, L.L.C. by and between Pepco Communications,
         L.L.C. and RCN Telecom Services of Washington, D.C. Inc.
         dated October 28, 1997 is incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1997 (Commission File No.
         0-22825.)
   21*   Subsidiaries of Registrant
   23*   Consent of PricewaterhouseCoopers LLP with respect to RCN
         Corporation
   24*   Power of Attorney
   99(b) Report on Form 11-k with respect to the RCN Savings and
         Stock Ownership Plan will be filed as an amendment to this
         Report on Form 10-K.

ITEM 14.(b) REPORTS ON FORM 8-K

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RCN Corporation

                                          By: /s/   DAVID C. MCCOURT
                                            ------------------------------------
                                                      David C. McCourt
                                            Chairman and Chief Executive Officer

Date: March 30, 2001

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

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----
PRINCIPAL EXECUTIVE AND ACCOUNTING OFFICERS:

               /s/ DAVID C. MCCOURT                  Chairman and Chief Executive       March 30, 2001
---------------------------------------------------    Officer
                 David C. McCourt

               /s/ ROBERT J. CURREY                  Vice Chairman                      March 30, 2001
---------------------------------------------------
                 Robert J. Currey

               /s/ MICHAEL A. ADAMS                  President, Wholesale and           March 30, 2001
---------------------------------------------------    Strategic Development Group
                 Michael A. Adams

              /s/ TIMOTHY J. STOKLOSA                Executive Vice President and       March 30, 2001
---------------------------------------------------    Chief Financial Officer
                Timothy J. Stoklosa

                 /s/ JOHN J. JONES                   Vice President, General Counsel    March 30, 2001
---------------------------------------------------    and Corporate Secretary
                   John J. Jones

               /s/ RALPH S. HROMISIN                 Senior Vice President and Chief    March 30, 2001
---------------------------------------------------    Accounting Officer
                 Ralph S. Hromisin
DIRECTORS:

               /s/ DAVID C. MCCOURT                                                     March 30, 2001
---------------------------------------------------
                 David C. McCourt

                /s/ JAMES Q. CROWE                                                      March 30, 2001
---------------------------------------------------
                  James Q. Crowe

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----

             /s/ WALTER E. SCOTT, JR.                                                   March 30, 2001
---------------------------------------------------
               Walter E. Scott, Jr.

               /s/ RICHARD R. JAROS                                                     March 30, 2001
---------------------------------------------------
                 Richard R. Jaros

                  /s/ THOMAS MAY                                                        March 30, 2001
---------------------------------------------------
                    Thomas May

                 /s/ ALFRED FASOLA                                                      March 30, 2001
---------------------------------------------------
                   Alfred Fasola

            /s/ THOMAS P. O'NEILL, III                                                  March 30, 2001
---------------------------------------------------
              Thomas P. O'Neill, III

                  /s/ EUGENE ROTH                                                       March 30, 2001
---------------------------------------------------
                    Eugene Roth

               /s/ STUART E. GRAHAM                                                     March 30, 2001
---------------------------------------------------
                 Stuart E. Graham

               /s/ MICHAEL B. YANNEY                                                    March 30, 2001
---------------------------------------------------
                 Michael B. Yanney

               /s/ EDWARD S. HARRIS                                                     March 30, 2001
---------------------------------------------------
                 Edward S. Harris

               /s/ MICHAEL J. LEVITT                                                    March 30, 2001
---------------------------------------------------
                 Michael J. Levitt

               /s/ WILLIAM D. SAVOY                                                     March 30, 2001
---------------------------------------------------
                 William D. Savoy

               /s/ MICHAEL A. ADAMS                                                     March 30, 2001
---------------------------------------------------
                 Michael A. Adams

              /s/ TIMOTHY J. STOKLOSA                                                   March 30, 2001
---------------------------------------------------
                Timothy J. Stoklosa

                                                                      SCHEDULE I

                                RCN CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF OPERATIONS

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------
                                                           2000          1999           1998
                                                        -----------   -----------    -----------
                                                                 (THOUSANDS OF DOLLARS)
Sales.................................................  $        --   $        13    $       177
Other income (expense)................................      (24,531)        7,795        (18,293)
Costs and expenses....................................         (438)           23            177
                                                        -----------   -----------    -----------
Operating income (loss)...............................      (24,969)        7,785        (18,293)
Interest income.......................................        2,356         3,103          2,834
Interest expense......................................     (238,491)     (161,466)      (106,161)
                                                        -----------   -----------    -----------
(Loss) before income taxes............................     (261,104)     (150,578)      (121,620)
(Benefit) for income taxes............................      (96,048)      (59,592)       (36,164)
Equity in (loss) of consolidated entities.............     (603,658)     (264,042)      (119,989)
                                                        -----------   -----------    -----------
Net (loss)............................................     (768,714)     (355,028)      (205,442)
Preferred stock dividend and accretion requirements...      122,752        13,542             --
                                                        -----------   -----------    -----------
Net (loss) to common shareholders.....................  $  (891,466)  $  (368,570)      (205,442)
                                                        ===========   ===========    ===========
Basic and diluted (loss) per average common share:
  Net (loss)..........................................  $    (10.59)  $     (5.12)         (3.36)
  Weighted average common shares outstanding..........   84,200,329    71,966,301     61,187,354

                                                                      SCHEDULE I

                                RCN CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000           1999
                                                              -----------    ----------
                                                               (THOUSANDS OF DOLLARS)
ASSETS
Current assets
  Cash and temporary cash investments.......................  $       824    $    3,703
  Accounts receivable from related parties..................          152            --
  Accounts receivable from affiliates.......................       80,175       409,514
  Accounts receivable.......................................           --             6
  Prepayments & other.......................................           35        95,912
  Investments restricted for debt service...................           --        22,128
                                                              -----------    ----------
          Total current assets..............................       81,186       529,263
Investments in subsidiaries.................................    4,106,903     2,273,075
Unamortized debt issuance cost..............................       54,772        60,639
Deferred charges and other assets...........................       82,120        25,844
                                                              -----------    ----------
          Total assets......................................  $ 4,324,481    $2,888,821
                                                              ===========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable to affiliates............................      251,653        87,797
  Accrued interest..........................................       29,802        12,928
  Accrued expenses..........................................      (96,780)         (838)
                                                              -----------    ----------
          Total current liabilities.........................      184,675       101,563
Long-term debt..............................................    2,254,513     2,141,516
Redeemable preferred stock..................................    1,990,613       253,438
SHAREHOLDERS' EQUITY
  Common stock..............................................       87,104        77,724
  Deficit...................................................   (1,482,594)     (591,128)
  Additional paid in capital................................    1,332,845       917,113
  Cumulative translation adjustment.........................       (6,695)       (2,014)
  Unearned compensation expense.............................      (25,889)           --
  Treasury stock............................................       (9,591)       (9,391)
                                                              -----------    ----------
          Total common shareholders' (deficit) equity.......     (104,820)      392,304
          Total liabilities, redeemable preferred and common
            shareholders' equity............................  $ 4,324,981    $2,888,821
                                                              ===========    ==========

                                                                      SCHEDULE I

                                RCN CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS

                                                                  FOR THE YEARS ENDED
                                                                      DECEMBER 31,
                                                        ----------------------------------------
                                                           2000          1999           1998
                                                        -----------   -----------    -----------
                                                                 (THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)..........................................  $  (768,714)  $  (355,028)   $  (205,442)
  Realized (gain)/loss on disposal of Lancit..........           --        (8,621)            --
  Deferred income taxes and investment tax credits....      (55,630)      (15,175)        (7,728)
  Working capital.....................................      571,174      (390,852)       (19,009)
  Equity in loss of consolidated entity...............      587,675       244,045        119,986
  Equity in loss of unconsolidated entity.............       15,985        19,997             --
  Write-down of equity investment.....................       24,418            --             --
  Non-cash accretion of discounted senior notes.......      112,997       101,901         80,925
  Amortization of financing costs.....................        8,713         5,492          2,733
  Other...............................................         (646)       (1,145)        19,373
                                                        -----------   -----------    -----------
Net cash (used in) operating activities...............      495,972      (399,386)        (9,162)
                                                        -----------   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions........................................     (316,074)      (53,322)       (47,028)
  Other...............................................   (1,823,908)     (998,184)      (562,106)
                                                        -----------   -----------    -----------
Net cash (used in) investing activities...............   (2,139,982)   (1,051,506)      (609,134)
                                                        -----------   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of common stock..........           --       344,342        112,866
  Proceeds from the issuance of preferred stock.......    1,614,423       239,897             --
  Issuance of long-term debt..........................           --       875,000        500,587
  Interest paid on senior notes.......................       23,111        22,500         22,375
  Financing costs.....................................       (2,838)      (39,491)       (10,185)
  Proceeds from the exercise of stock options.........        6,635        12,422          1,969
  Purchase of treasury stock..........................         (200)          (90)        (9,301)
                                                        -----------   -----------    -----------
Net cash provided by financing activities.............    1,641,131     1,454,580        618,311
                                                        -----------   -----------    -----------
Net increase/(decrease) in cash and temporary cash
  investments.........................................       (2,879)        3,688             15
Beginning cash & temporary cash investments...........        3,703            15             --
                                                        -----------   -----------    -----------
Ending cash & temporary cash investments..............  $       824   $     3,703          3,688
                                                        ===========   ===========    ===========

                                RCN CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

     1. All required disclosures associated with the Condensed Financial Information of RCN Corporation for the year ended December 31, 2000 are included in the footnotes to the consolidated financial statements.

                                                                     SCHEDULE II

                                RCN CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

              COLUMN A                  COLUMN B            COLUMN C           COLUMN D      COLUMN E
              --------                  --------            --------           --------      --------
                                                            ADDITION
                                                      --------------------
                                                      CHARGED
                                       BALANCE AT     TO COSTS    CHARGED                   BALANCE AT
                                      BEGINNING OF      AND       TO OTHER                    END OF
DESCRIPTION                              PERIOD       EXPENSE     ACCOUNTS    DEDUCTIONS      PERIOD
-----------                           ------------    --------    --------    ----------    ----------
                                                           (THOUSANDS OF DOLLARS)
ALLOWANCE FOR DOUBTFUL ACCOUNTS --
  DEDUCTED FROM ACCOUNTS RECEIVABLE
  IN THE CONSOLIDATED BALANCE SHEETS
  2000..............................    $ 12,258      $ 10,908    $   367      $19,410       $  4,123
  1999..............................    $  5,766      $  7,691    $   510      $ 1,709       $ 12,258
  1998..............................    $  2,134      $  4,096    $ 1,215      $ 1,679       $  5,766
ALLOWANCE FOR DEFERRED TAX ASSETS --
  DEDUCTED FROM DEFERRED TAX ASSETS
  IN THE CONSOLIDATED BALANCE SHEETS
  2000..............................    $235,375      $355,775    $    --      $ 3,505       $587,645
  1999..............................    $ 82,068      $163,144    $   363      $10,200       $235,375
  1998..............................    $  8,404      $ 64,498    $12,963      $ 3,797       $ 82,068

                                RCN CORPORATION
                            SELECTED FINANCIAL DATA

                                                FOR THE YEARS ENDED DECEMBER 31,
                                ----------------------------------------------------------------
                                   2000          1999          1998          1997         1996
                                ----------    ----------    ----------    ----------    --------
                                        (THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
Sales.........................  $  333,450    $  275,993    $  210,940    $  127,297    $104,910
(Loss) before extraordinary
  charge and cumulative effect
  of change in accounting
  principle...................  $ (768,714)   $ (354,604)   $ (204,801)   $  (49,181)   $ (5,989)
Basic and diluted (loss) per
  average common share before
  extraordinary charge and
  cumulative effect of change
  in accounting principle.....  $   (10.59)   $    (5.11)   $    (3.35)   $    (0.89)   $  (0.11)
Dividends per share...........          --            --            --            --          --
Total assets..................  $4,775,552    $3,192,114    $1,907,615    $1,150,992    $628,085
Long-term debt, net of current
  maturities..................  $2,257,357    $2,143,096    $1,263,036    $  686,103    $131,250
Redeemable preferred stock....  $1,990,613    $  253,438    $       --    $       --    $     --
Preferred stock dividend and
  accretion requirements......  $  122,752        13,542            --            --          --

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Some of the statements made by us in this Form 10-K discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The "forward-looking" information is based on various factors and was derived using numerous assumptions. In some cases, these so-called forward-looking statements can be identified by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. These statements only reflect our predictions. Actual events or results may differ substantially. Important factors that could cause actual results to be materially different from anticipated results and expectations expressed in any forward-looking statements made by or on behalf of us include availability of financing, ability to obtain regulatory approvals, uncertainty relating to economic conditions, government and regulatory policies, pricing and availability of equipment, materials, inventory and programming, the number of potential customers in a target market, the completion of acquisitions or divestitures, acceptance of our services, the availability and success of strategic alliances or relationships, technological, regulatory or other developments in the industry, changes in the competitive climate in which we operate, and the emergence of future opportunities. These and other applicable risks are summarized under the caption "Risk Factors" in the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 2, 2000. Statements in this Form 10-K should be evaluated in light of these important factors.

     The following discussion should be read in conjunction with the Company's historical Consolidated Financial Statements and Notes thereto:

GENERAL

     The Company's primary business is delivering bundled communications services to residential customers over the Company's own network to 7 of the 10 most densely populated areas of the country. The Company currently operates in Boston, New York, Philadelphia suburbs, Washington DC, Chicago, San Francisco and Los Angeles.

     ResiLink(SM) is the brand name of the Company's bundled service that enables residential customers to enjoy a bundle of Phone, Cable TV and High-Speed Internet for a flat monthly price. The bundles are designed to appeal to consumers seeking simplification and value. In addition to ResiLink(SM), the Company sells Phone, Cable TV and dial-up Internet to residential customers on an a-la-carte basis, and the Company provides communication services to commercial customers. The Company is working to leverage the excess capacity of its Megaband(TM) Network to allow the Company to expand its offering of new services.

     The Company's services are delivered over its own high-speed, high-capacity, fiber-optic Megaband(TM) Network. The Company is building its Megaband(TM) Network in the most densely populated areas of the nation, which gives the Company access to 44% of the residential telecommunications market by building its network in only 6% of the nation's geography. The Company generally builds its Megaband(TM) Network in communities where it can reach up to 150 homes per mile of network plant. By comparison, the average density level of the cable incumbents and the phone incumbents is 38 and 26 homes per mile of plant, respectively (Source: The Yankee Group). The Megaband(TM) Network is a unique broadband fiber-optic platform that employs SONET ring backbone architecture and localized nodes. This architecture allows the Company to bring its state-of-the-art fiber-optics to travel within approximately 900 feet of its customers, with fewer electronics and lower maintenance costs than existing competitors' local networks. The Company has designed the Megaband(TM) Network to have significant excess capacity. The Company believes that it has the capability of adding new communications services much more efficiently and effectively than the incumbents or other competitors could manage.

     There can be no assurance that the Company will achieve or sustain profitability or positive operating income in the future as it develops its networks.

     The operating losses have resulted primarily from expenditures associated with the development of the Company's operational infrastructure, expanding the level of service provided to our customers and sales and marketing expenses. The Company expects it will continue to experience negative operating income while it continues to invest in its network and until such time as revenue growth is sufficient to fund operating expenses. The Company expects to achieve positive operating margins over time by (i) increasing the number of customers it serves,
(ii) increasing the number of connections per customer by cross marketing its services and promoting bundled service options and therefore increasing the revenue per customer, (iii) lowering the costs associated with new subscriber additions and (iv) reducing the cost of providing services by capturing economies of scale. The Company expects its operating revenues will increase in future periods through internal growth of its current fiber-optic network, increases in customers, and increases in the number of services per customer. When the Company makes an investment in a new market, the operating losses typically increase as the network and sales force are expanded to facilitate growth. The Company's ability to generate positive cash flow in the future will depend on the extent of capital expenditures, the ability to generate revenues, competition in the market and any potential adverse regulatory developments. The Company will be dependent on various financing sources to fund its growth as well as continued losses from operations. There can be no assurance that such funding will be available, or available on terms acceptable to the Company.
See -- "Liquidity and Capital Resources."

     The terms of the Company's joint venture operating agreements require the mutual consent of the Company and its joint venture partner to distribute or advance funds to the Company. The Company's debt agreements allow subsidiaries and joint ventures to incur indebtedness for network buildout costs, which indebtedness may contain limitations on the subsidiaries' and the joint ventures' ability to pay dividends and distributions to the Company. Cash flows available to the Company in future periods will be affected by the extent to which operations are conducted through joint ventures. Due to the degree of control that the Company has in the joint ventures, the Company accounts for the NSTAR Communications, Inc. joint venture on a consolidated basis and Starpower and Megacable under the equity method of accounting.

     Management believes that the Company operates as one reportable operating segment, which contains many shared expenses generated by the Company's various revenue streams and that any segment allocation of shared expenses incurred on a single network to multiple revenue streams would be impractical and arbitrary; furthermore, the Company currently does not make such allocations internally. The Company's chief decision-makers do, however, monitor financial performance in a way which is different from that depicted in the historical general purpose financial statements in that such measurement includes the consolidation of all joint ventures, including Starpower, which is not consolidated under generally accepted accounting principles. Such information, however, does not represent a separate segment under generally accepted accounting principles and therefore it is not separately disclosed.

RESULTS OF OPERATIONS

  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999:

     For the year ended December 31, 2000, sales increased $57,457, or 20.8%, to $333,450 from $275,993 for the same period in 1999. Operating losses before non-cash stock-based compensation, depreciation and amortization was ($331,959) as compared to ($131,967) for the same period in 1999.

     Net loss was ($891,466), or ($10.59) per average common share for 2000 and ($368,570), or ($5.12) per average common share for 1999.

     Sales

     Phone sales include local telephone service fees consisting primarily of monthly line charges, local toll and special features and long-distance telephone service fees based on minutes of traffic and tariffed rates or contracted fees. Phone sales include both resold services and traffic over the Company's own switches.

     Cable TV sales are comprised primarily of subscription fees for basic, premium and pay-per-view cable television services; all of the Company's networks can support these services. A digital tier of cable service is being deployed in selected markets.

     Internet sales represent Internet access fees through high-speed cable modems and 56K dial-up modems as well as related revenues from web hosting and dedicated access.

     Total sales increased $57,457, or 20.8%, to $333,450 for the year ended December 31, 2000 from $275,993 for the year ended December 31, 1999. The increase was fueled by higher average service connections, which increased 11.3% to 1,011,709 for the year ended December 31, 2000 (including connections of the Starpower joint venture) from 909,343 for the year ended December 31, 1999. The increase in average service connections resulted principally from growth in average on-net connections, which increased 99.4% from 169,956 for the year ended December 31, 1999 to 338,825 for the year ended December 31, 2000. Total on-net connections increased 112.4% from 222,964 at December 31, 1999 to 473,556 at December 31, 2000. Advanced fiber units passed increased 104.0% to 1,455,907 units at December 31, 2000 from 713,823 units at December 31, 1999.

     Phone sales increased $12,946, or 23.8%, to $67,372 for the year ended December 31, 2000 from $54,426 for the year ended December 31, 1999. Approximately $13,679 of the increase in Phone sales is attributable to higher average connections. Average on-net Phone connections increased approximately 97.7% to approximately 93,905 for the year ended December 31, 2000 (including connections of the Starpower joint venture) from approximately 47,491 for the year ended December 31, 1999. Average off-net Phone connections were approximately 44,712 and 55,710 at December 31, 2000 and 1999, respectively. The increase in Phone sales due to higher average connections was partially offset by lower average revenue per connection of 1.8%. Minutes, calls and average length increased while revenue per minute decreased.

     Cable TV sales increased $28,226, or 22.5% to $153,511 for the year ended December 31, 2000 from $125,285 for the year ended December 31, 1999. The increase was primarily due to approximately 68,596 additional average Cable TV connections for the year ended December 31, 2000 as compared to the year ended December 31, 1999. Average on-net Cable TV connections grew 95,234 or 87.5% to 204,051 for the year ended December 31, 2000 (including connections of the Starpower joint venture) from 108,817 for the year ended December 31, 1999. Average off-net Cable TV connections were approximately 141,374 and 168,012 for the year ended December 31, 2000 and 1999, respectively. Overall higher service connections contributed approximately $22,196 to the increase in Cable TV sales and higher average revenue per connection of 0.7% principally contributed the remainder.

     Internet sales increased $8,768, or 12.9% to $76,518 for the year ended December 31, 2000 from $67,750 for the year ended December 31, 1999. The increase was primarily due to approximately 27,221 additional average on-net Internet connections for the year ended December 31, 2000 as compared to the year ended December 31, 1999. Although total average Internet connections decreased, monthly average revenue per connection increased by 13.3% due to a higher mix of high-speed internet services in 2000.

     For the year ended December 31, 2000, the Company had approximately 486,798 average off-net Internet connections and approximately 40,869 average on-net Internet connections, including connections of the Starpower joint venture. For the year ended December 31, 1999, the Company had approximately 515,665 average off-net Internet connections and approximately 13,648 on-net Internet connections, including connections of the Starpower joint venture.

     Other sales increased $7,518 or 26.3% to $36,050 for the year ended December 31, 2000 from $28,532 for the year ended December 31, 1999. The increase was due primarily to higher reciprocal compensation. Reciprocal compensation is the fee local exchange carriers pay to terminate calls on each other's networks. Because of the uncertainty of various regulatory rulings which affect the collectibility of this revenue, the Company recognizes this revenue as it is realized.

     Costs and Expenses, Excluding Stock-Based Compensation, Depreciation and Amortization

     Costs and expenses, excluding stock-based compensation, depreciation and amortization are comprised of direct costs, operating, selling and general and administrative expenses.

     Direct expenses include direct costs of providing services, primarily Cable TV programming, franchise costs and network access fees.

     Direct expenses increased $36,225, or 25.8% to $176,673 for the year ended December 31, 2000 from $140,448 for the year ended December 31, 1999. The increase was principally the result of higher sales, a lower margin on Cable TV sales due to higher franchise fees and programming rates, and a lower margin on Internet sales due to increased costs associated with expansion of our backbone, building redundancy in our backbone and certain technology upgrades.

     Operating, selling and general and administrative expenses primarily include customer service costs, advertising, sales, marketing, order processing, telecommunications network maintenance and repair ("technical expenses") general and administrative expenses, installation and provisioning expenses, and other corporate overhead.

     Operating, selling and general and administrative costs increased $221,225, or 82.7% to $488,737 for the year ended December 31, 2000 from $267,512 for the year ended December 31, 1999.

     Customer services costs, including order processing, increased approximately $46,517, or 116.9%, for the year ended December 31, 2000 as compared to the year ended December 31, 1999. The increase is primarily internal and external personnel related to support the increase in average connections over the comparable period in 1999 and to increase the level of service. The increases were primarily for customer service representatives and provisioners which facilitated a "warm call" program which contacts customers within 48 hrs. after initiating services and a corresponding decline in the number of calls per connection. Additionally, personnel additions were made to support the Company's target of a lower ratio of connections to customer service representatives. The increase is primarily personnel related to support the 11.3% increase in average connections over the comparable period in 1999 and to increase the level of service provided to our customers. The remainder of the increase was attributable to rental and utility expenses of approximately $7,896, primarily telephone.

     Technical expense, including installation and provisioning, increased approximately $49,564, or 91.1%, for the year ended December 31, 2000 as compared to the year ended December 31, 1999. Technical expense increases of approximately $32,039 were due to engineering and construction headcount and contract labor additions made to plan and execute network expansion and network operations control center monitoring, net of approximately $62,500 increase in costs capitalized as part of the cost basis of the telecommunications network. Rental and utility expense, primarily for material storage and hub sites, increased approximately $5,851. The remainder of the increase was principally due to repair and maintenance costs relating to the network and the fleet of approximately $7,626.

     Sales and marketing costs increased approximately $41,721, or 112.4%, for the year ended December 31, 2000 as compared to the year ended December 31, 1999. An increase of approximately $35,672 resulted principally from additional staff and related commissions and benefits, to cover increases in marketable homes, to increase penetration in the Company's existing markets and to increase the number of services per customer. The remaining increase relates to additional sales and promotion expenses of approximately $4,764.

     General and administrative expenses increased approximately $83,301, or 82.2%, for the year ended December 31, 2000 as compared to the year ended December 31, 1999. Employee expenses increased approximately $19,586 as a result of increased support staff to support expanded operations. Information technology expenses increased approximately $2,923. The Company is in the process of developing information technology systems which will provide a sophisticated customer care infrastructure as well as other administrative support systems. The expense increases represent primarily staff additions to both support this effort and maintain the systems as well as maintenance contracts costs partially offset by a reduction in consulting expenses.

     Operating taxes, primarily property taxes, increased approximately $6,457 as a result of expanded operations. External professional fees, primarily legal expense, increased approximately $4,463 primarily associated with the procurement of regulatory approvals for potential future markets. Rent, utility and maintenance expense increased approximately $17,877 primarily related to additional space required to support the increase in headcount. Higher bad debt expense of approximately $3,218 was associated with the increase in sales. The remaining increase primarily represents additional development and support expenses associated with expanding operations and new markets.

     Stock-Based Compensation

     As of January 1, 2000 the Company has adopted the recognition provisions of SFAS No. 123 -- "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of an option on the date of the grant is amortized over the vesting periods of the options in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28 "Accounting For Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN 28"). The recognition provisions of SFAS 123 are applied prospectively upon adoption. As a result, the recognition provisions are applied to all stock awards granted in the year of adoption and are not applied to awards granted in previous years unless those awards are significantly modified. The adoption of SFAS 123 resulted in non-cash charges to operations of $41,237 in 2000. The Company applied Accounting Principles Board Opinion No. 25 -- "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock options, prior to January 1, 2000.(See Note 12)

     Depreciation and Amortization

     Depreciation and amortization was $285,648 for the year ended December 31, 2000 and $146,043 for the year ended December 31, 1999. The increase of $139,605 was the result of a higher depreciable basis of plant resulting primarily from expansion of the Company's advanced fiber-optic network and amortization of intangible assets arising primarily from the acquisition of 21st Century in April of 2000. The cost basis of property, plant and equipment in service at December 31, 2000 and 1999 was $1,751,845 and $812,667, respectively. The basis of intangible assets was $664,596 and $296,875 at December 31, 2000 and 1999, respectively.

     In future periods, depreciation and amortization are expected to exceed amounts recorded in 2000 due to depreciation with respect to expansion of the Company's advanced fiber-optic network.

     Interest Income

     Interest income was $140,159 and $76,786 for the year ended December 31, 2000 and 1999, respectively. The increase of $63,373, or 82.5%, results from higher average cash, temporary cash investments and short-term investments as compared to the same period in 1999 primarily due to the Vulcan investment in 2000. Cash, temporary cash investments and short-term investments were approximately $1,723,000 at December 31, 2000 and approximately $1,793,000 at December 31, 1999. During 2000, a full years' worth of interest income from the proceeds of the following significant financing transactions increased cash, temporary cash investments and short-term investments year over year: (1) the issuance of 1,650,000 shares of a new issue of the Company's Series B Preferred Stock in February 2000, which yielded net proceeds of approximately $1.6 billion, (2) the issuance of 250,000 shares of a new issue of the Company's Series A Preferred Stock in April 1999, which yielded net proceeds of approximately $240,000, (3) the issuance of 9,200,000 shares of the Company's common stock, in May 1999, which yielded net proceeds of approximately $344,000 and (4) $875,000 from new borrowings, partially offset by the repayment of the Company's $100,000 term loan (Note 10). These increases were partially offset by capital expenditures of approximately $1,127,869 and working capital requirements.

     Interest Expense

     For the year ended December 31, 2000, interest expense was $223,868 as compared to $158,139 for the year ended December 31, 1999. The increase resulted primarily from higher interest and commitment fees of

$62,550 relating to the Company's Credit Facility, of which $500,000 was drawn down in June 1999. The remaining increase is due to higher accretion on the 11.125%, 9.8% and 11% senior discount notes issued in October 1997, February 1998 and June 1998, respectively, of $11,096 and to higher amortization of debt issuance costs of approximately $2,700. These increases were partially offset primarily by higher capitalized interest aggregating approximately $8,330.

     Write-Down of Equity Investment

     Results for 2000 included a write-down of $24,418 on an equity investment, which represents the Company's full investment in JuniorNet Corporation ("JuniorNet"). The Company currently owns a 47.5 percent interest in JuniorNet. Although JuniorNet is still seeking a buyer or a strategic merger partner for the business, estimated future cash flows related to this investment indicated that an impairment of the full value had occurred.

     Income Tax

     The Company's effective income tax rate was a benefit of 0.6% and 1.4% for the year ended December 31, 2000 and December 31, 1999, respectively. The tax effect of the Company's cumulative losses has exceeded the tax effect of accelerated deductions, primarily depreciation, which the Company has taken for federal income tax purposes. As a result, generally accepted accounting principles do not permit the recognition of such excess losses in the financial statements. This accounting treatment does not impact cash flows for taxes or the amounts or expiration periods of actual net operating loss carryovers. For additional analysis of the changes in income taxes, see the reconciliation of the effective income tax rate in Note 11 to the consolidated financial statements.

     Minority Interest

     For the year ended December 31, 2000 and 1999 minority interest of $24,515 and $28,262, respectively, primarily represents the interest of NSTAR Communications, Inc. in the loss of RCN-BECOCOM.

     Equity in the Loss of Unconsolidated Entities

     For the year ended December 31, 2000, equity in the loss of unconsolidated entities primarily represents the Company's share of the (income)/losses and amortization of excess cost over net assets of Megacable of ($1,695), Starpower of $20,208 and JuniorNet of $15,984. For the year ended December 31, 1999, equity in the loss of unconsolidated entities primarily represents the Company's share of the losses and amortization of excess cost over net assets of Megacable of $1,763, Starpower of $12,200 and JuniorNet of $19,997.

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998:

     For the year ended December 31, 1999, sales increased $65,053, or 30.8% to $275,993 from $210,940 for the same period in 1998. Operating losses before non-recurring charges, acquired research and development, depreciation and amortization was ($131,967) as compared to ($51,412) for the same period in 1998.

     Net loss was ($368,570), or ($5.12) per average common share for 1999 and ($205,442) or ($3.36) per average common share for 1998.

     Sales

     For the year ended December 31, 1999 total sales were $275,993, an increase of $65,053 or 30.8%, from $210,940 for the year ended December 31, 1998. The increase resulted from higher average service connections, which increased 32.4% to approximately 909,000 at December 31, 1999 from approximately 687,000 at December 31, 1998. The increase in average service connections resulted principally from the growth in dial-up Internet connections and growth in average on-net connections, which increased 245.5% from approximately 49,000 for the year ended December 31, 1998 to approximately 170,000 for the year ended December 31, 1999. Total on-net connections increased 80.7% from 123,393 at December 31, 1998 to 222,964 at December 31, 1999. Advanced fiber units passed increased 134.4% to 713,823 units at December 31, 1999 from 304,505 units at December 31, 1998.

     Phone sales increased $19,506, or 55.9%, to $54,426 for the year ended December 31, 1999 from $34,920 for the year ended December 31, 1998. Approximately $22,000 of the increase in Phone sales is attributable to higher average connections. Average advanced fiber Phone connections increased approximately 292.1% to approximately 47,500 for the year ended December 31, 1999 (including connections of the Starpower joint venture) from approximately 12,000 for the year ended December 31, 1998. Average off-net Phone connections increased approximately 12.2% to approximately 55,700, for the year ended December 31, 1999 from approximately 49,700 for the year ended December 31, 1998. The increase in Phone sales due to higher average connections was partially offset by lower average revenue per connection of 2.0%. Although minutes, calls and average length increased, revenue per minute declined.

     During the fourth quarter of 1999, the Company ceased marketing new customers for resale of its competitors' local phone service. The Company expects that the effect of this decision will be lower revenue growth than would result if such resale continued; however, this decision is also expected to have a positive impact on the Company's overall gross margin percentage and a neutral effect on operating income before depreciation and amortization ("EBITDA").

     Cable TV sales increased $12,207, or 10.8%, to $125,285 for the year ended December 31, 1999 from $113,078 for the year ended December 31, 1998. The increase was primarily due to approximately 27,400 additional average Cable TV connections for the year ended December 31, 1999 as compared to the year ended December 31, 1998. Average on-net Cable TV connections grew 73,600, or 209.1%, to approximately 108,800 for the year ended December 31, 1999 (including connections of the Starpower joint venture) from approximately 35,200 for the years ended December 31, 1998. Average off-net Cable TV connections were approximately 168,000 and 214,200 for the years December 31, 1999 and 1998, respectively. Overall higher average service connections contributed approximately $8,673 to the increase in Cable TV sales, and higher average revenue per connection of 1.0% principally contributed the remainder.

     Internet sales increased $27,426 or 68% to $67,750 for the year ended December 31, 1999 from $40,324 for the year ended December 31, 1998. The increase was primarily due to approximately 154,000 additional average Internet connections for the year ended December 31, 1999 as compared to the year ended December 31, 1998.

     For the year ended December 31, 1999, the Company had approximately 515,700 average off-net Internet connections and approximately 13,600 average advanced fiber Internet connections, including connections of the Starpower joint venture. For the year ended December 31, 1998, the Company had approximately 373,400 average off-net Internet connections and approximately 1,900 average advanced fiber Internet connections, including connections of the Starpower joint venture. Overall higher average service connections contributed approximately $16,500 to the increase in Internet sales, and higher average revenue per connection of 19.2% contributed the remainder.

     Other sales increased $5,913, or 26.1%, to $28,532 for the year ended December 31, 1999 from $22,619 for the year ended December 31, 1998. The increase was due primarily to higher reciprocal compensation.

     The Company recognizes that managing customer turnover is an important factor in maximizing revenues and cash flow. For the quarter ended December 31, 1999, the Company's average monthly churn rate was approximately 2.3%.

     Costs and Expenses, Excluding Depreciation and Amortization

     Direct expenses increased $38,139, or 37.3%, to $140,448 for the year ended December 31, 1999 from $102,309 for the year ended December 31, 1998. The increase was principally the result of higher sales, a lower margin on Cable TV sales due to higher franchise fees and programming rates, and a lower margin on Internet sales due to transitional costs associated with the conversion of existing circuits to certain technology upgrades.

     Operating, selling, general and administrative costs increased $107,469, or 67.2%, to $267,512 for the year ended December 31, 1999 from $160,043 for the year ended December 31, 1998.

     Customer services costs, including order processing, increased approximately $9,700, or 32.3%, for the year ended December 31, 1999 as compared to the year ended December 31, 1998. The increase is primarily personnel related to support the 32.4% increase in average connections over the comparable period in 1998 and to increase the level of service. Customer service costs per average connection per month increased 0.8% in 1999 over 1998.

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

     General and administrative expenses increased approximately $55,000, or 118.8%, for the year ended December 31, 1999 as compared to the year ended December 31, 1998. Information technology expenses increased approximately $15,700. The Company is in the process of developing information technology systems which will provide a sophisticated customer care infrastructure as well as other administrative support systems. The expense increases represent staff additions to both support this effort and maintain the systems as well as consulting expenses associated with the planning and analysis stages of such systems development. The Company expects that such charges may increase in future periods until the planning and analysis stages of its information technology systems development projects are complete.

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

     Depreciation and Amortization

     Depreciation and amortization was $146,043 for the year ended December 31, 1999 and $89,088 for the year ended December 31, 1998. The increase of $56,955, or 63.9%, was the result of a higher depreciable basis of plant resulting primarily from expansion of the Company's advanced fiber network, and amortization of intangible assets arising from the acquisitions in 1999. The cost basis of property, plant and equipment at December 31, 1999 and 1998 was $1,123,760 and $601,679, respectively. The basis of intangible assets was $296,875 and $267,031 at December 31, 1999 and 1998, respectively.

     Acquired In-Process Research and Development

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

     The Company is constructing new telecommunications networks. The margins on products expected to result from acquired in-process technologies, in some cases, represent higher margins than the Company's margins on existing products primarily due to the efficiencies in delivering multiple products, including bundled-service offerings, over a single state-of-the-art high capacity fiber-optic network.

     Interest Income

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

     Interest Expense

     For the year ended December 31, 1999, interest expense was $158,139 as compared to $112,239 for the year ended December 31, 1998. The increase resulted primarily from higher interest and commitment fees of $30,275 relating to the Company's Credit Facility, which the Company entered into with Chase Manhattan Bank in June 1999 (Note 10), of which $500,000 of the Term Loan B was borrowed in June 1999. The remaining increase is due to higher accretion on the 11.125%, 9.8% and 11% senior discount notes issued in October 1997, February 1998 and June 1998, respectively, of $20,976 and to higher amortization of debt issuance costs of approximately $2,700. These increases were partially offset primarily by lower interest of approximately $4,300 relating to the prepayment of the $100,000 term loan (Note 10) and higher capitalized interest aggregating approximately $5,100.

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

     Minority Interest

     For the year ended December 31, 1999 and 1998 minority interest of $28,262 and $17,162, respectively, primarily represents the interest of NSTAR Securities in the loss of RCN-BECOCOM.

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

     Extraordinary Item -- Prepayment of Debt

     In June 1999, the Company prepaid a term loan with the proceeds of the Credit Facility (Note 10). The early extinguishment of the debt resulted in the write-off of the applicable unamortized debt issuance cost, which is reflected as an extraordinary charge of ($424).

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

     The Company's business plan will require a substantial amount of capital expenditures, a substantial portion of which will be incurred before any significant related revenues are expected to be realized. These expenditures, together with associated early operating expenses, may result in substantial negative operating cash flow and substantial net operating losses for the Company for the foreseeable future. The Company's spending will be primarily to fund the construction of its network, fund operating losses and repay its debts. The Company believes its currently available funds are sufficient to fund development of the markets the Company has committed to entering. The implementation of the Company's business plan in new markets will require substantial additional capital.

     The Company may not be successful in producing sufficient cash flow, raising sufficient debt or equity capital on terms that it will consider acceptable, or selling Phone, Cable TV and Internet services. Further, expenses may exceed the Company's estimates and the financing needs may be higher than estimated. Failure to generate sufficient funds may require the Company to delay or abandon some of its future expansion or expenditures, which could have a material adverse effect on the implementation of the Company's business plan. The Company may not be able to obtain such financing if and when it is needed or that, if available, will be on terms acceptable to the Company.

     As of the end of the year, the Company had $2.2 billion in cash and available funds. The Company expects to supplement its existing available credit facilities, available cash and operating cash flow by continuing to seek to raise capital to increase its network coverage and pay for other capital expenditures, working capital, debt service requirements, anticipated future operating losses and acquisitions.

     The Company's current joint ventures reduce the amount of expenditures required by the Company to develop the network due to the anticipated joint venture partners' equity contributions. However, the joint venture arrangements will also reduce the potential cash flows to be realized from operation of the network in the markets in which the joint ventures operate and restrict the Company's access to cash flow generated by the joint ventures (which would be paid in the form of dividends). The Company may enter into additional joint ventures in the future.

     On February 28, 2000, the Company and Vulcan Ventures Incorporated ("Vulcan"), the investment organization of Paul G. Allen, completed a transaction which culminated in Vulcan acquiring a $1.65 billion investment in the Company in the form of mandatorily convertible preferred stock (the "Preferred Stock"), which will be converted into the Company's Common Stock, ("Common Stock"), no later than seven years after it is issued, if not previously called or converted. Vulcan purchased 1,650,000 shares of the Preferred Stock. The Preferred Stock has a liquidation preference of $1,000 per share and is convertible into Common Stock at a price of $62 per share. The Preferred Stock has a dividend rate of 7% per annum. All dividends will be paid in additional shares of Preferred Stock. At December 31, 2000 the Company paid dividends in the amount of $98,965 in the form of additional shares of Series B Preferred Stock. At December 31, 2000 the number of common shares that would be issued upon conversion of the Series B Preferred Stock was 28,209,115.

     In connection with the investment, Vulcan was permitted to appoint two members to the Company's Board of Directors. On February 28, 2000 Vulcan appointed William D. Savoy, President of Vulcan and Edward S. Harris, Investment Analyst with Vulcan.

     The Company is party to the RCN-BECOCOM joint venture with NSTAR Communications, Inc. ("NSTAR Communications"), a subsidiary of NSTAR, regarding construction of our Megaband(TM) Network and operation of our telecommunications business in the Boston metropolitan area. NSTAR is a holding company that, through its subsidiaries, provides regulated electric and gas utility services in the Boston area. Pursuant to the joint venture agreements, both parties have agreed to make capital contributions in accordance with their respective membership interests. In addition, the Company has access to and use of NSTAR's large fiber-optic network, rights-of-way and construction expertise. Pursuant to an exchange agreement between NSTAR Communications and the Company, NSTAR Securities has the right, from time to time, to convert portions of its ownership interest in RCN-BECOCOM into shares of the Company's Common Stock, based on an appraised value of such interest. Shares issued upon such exchanges are issued to NSTAR Securities. As of December 31, 2000, NSTAR Securities has exchanged portions of its interest for a total of 4,097,193 shares of the Company's Common Stock. Following such exchanges, NSTAR Securities retains a 23.14% sharing ratio in the joint venture, and the right to invest as if it owned a 49% interest. Such investment percentage will decrease to the extent NSTAR Securities disposes of any such Company Common Stock. In April 2000, NSTAR Securities gave notice of its intent to convert its remaining ownership interest into shares of the Company's Common Stock. In October 2000, the Company and NSTAR Communications reached an agreement in principle regarding settlement of the final valuation of that exchange and to amend certain other agreements governing the RCN-BECOCOM, LLC joint venture (the "Joint Venture"). If the transaction is consummated pursuant to the agreement in principle, NSTAR Securities would receive 7.5 million shares of the Company's Common Stock in exchange for its remaining membership interest in the Joint Venture, representing $152 million invested by NSTAR Communications. In addition, a new class of security in the Joint Venture would be created. NSTAR Communications would be permitted to invest up to $100 million in such security, which would carry a cash coupon rate of 1.84% per month, guaranteed by the Company. Such coupon would include amortization of principal, which would be fully amortized over a fifteen year term

(callable after eight years, subject to certain make-whole requirements). NSTAR Communications, at its election, may choose to designate the amounts it contributes under future capital calls as either common equity or the new security in the Joint Venture. Future investments by NSTAR Communications would not be convertible into Company stock. In addition, the Joint Venture and NSTAR Communications would amend certain of their agreements to incorporate an incentive and penalty provision for construction activities and expand the relevant market in which the Joint Venture operates. The parties have been continuing to discuss this agreement in principle and no assurance can be given that it will be consummated on the terms described above. RCN-BECOCOM is consolidated in our financial statements.

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

     The Company has completed the following debt and equity offerings:


         DATE                     DESCRIPTION               PROCEEDS        MATURITY
         ----                     -----------               --------        --------
October 1997..........  10% Senior Notes                  $  225,000    October 5, 2007
October 1997..........  11.125% Senior Discount Notes     $  350,000    October 5, 2007
February 1998.........  9.8% Senior Discount Notes        $  350,587    February 15, 2008
June 1998.............  11% Senior Discount Notes         $  149,999    June 1, 2008
December 1999.........  10.125% Senior Notes              $  375,000    January 15, 2010

         DATE           DESCRIPTION/PRICE    CLASS/SERIES     PROCEEDS     NUMBER OF SHARES
         ----           -----------------    ------------     --------     ----------------
June 1998.............  Equity Offering      Common          $  112,866    6,098,355
April 1999............  Equity Offering      Preferred A     $  239,897    250,000
May 1999..............  Equity Offering      Common          $  344,043    9,200,000
February 2000.........  Equity Offering      Preferred B     $1,614,428    1,650,000

     The Indentures for the Notes referred to above all contain similar provisions. The Chase Manhattan Bank acts as Trustee for each of the Indentures. All the aforementioned Notes are general senior unsecured obligations of the Company. The Senior Discount Notes do not bear cash interest for the first five years from the offering. Thereafter, cash interest on the notes will accrue at the respective interest rate per annum and will be payable semi-annually in arrears every six months.

     The Senior Discount Notes are not callable for five years, and are redeemable in whole or in part, at any time on or after the fifth year, at the option of the Company. The Senior Notes are not callable for five years, and are redeemable in whole or in part, at any time on or after the fifth year, at the option of the Company. Both the Senior Discount Notes and the Senior Notes may be redeemed after year five at redemption prices starting at approximately 105% of the principal amount and declining to 100% of the principal amount, plus any accrued and unpaid interest.

     The Company may, at its option, use the net proceeds of certain offerings of the Company's Common Stock to redeem up to an aggregate of 35% of the aggregate principal amount at maturity of the debt securities issued under the Indentures at a certain premium. Upon the occurrence of a change of control, the Company must make an offer to purchase all of the debt securities issued under the Indentures then outstanding at a premium.

     The Indentures contain certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations.

     On April 7, 1999, Hicks, Muse, Tate & Furst, through Hicks Muse Fund IV purchased 250,000 shares of Series A Preferred Stock, par value $1 per share, for gross proceeds of $250,000. The Series A Preferred Stock is convertible into Common Stock at any time and is subject to a mandatory redemption on March 31, 2014 at $1.00 per share, plus accrued and unpaid dividends, but may be called by the Company after four years.

     In connection with the investment, Hicks, Muse, Tate & Furst appointed Michael Levitt to the Company's Board of Directors. The Series A Preferred Stock is cumulative and has an annual dividend rate of 7% payable quarterly in cash or additional shares of Series A Preferred Stock and has a conversion price of $39.00 per share. At December 31, 2000 we had paid cumulative dividends in the amount of $31,955 in the form of additional Series A Preferred Stock. At December 31, 2000 the number of common shares that would be issued upon conversion of the Series A Preferred Stock was 7,229,615.

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

     The Revolver may be borrowed and repaid from time to time. Up to $150,000 of the Revolver may be used to fund working capital needs and for general corporate purposes. The remaining $100,000 of the Revolver as well as the term loans may be used solely to finance telecommunications assets. The amount of the commitments under the Revolver automatically reduces to $175,000 on June 3, 2005 and the remaining commitments are reduced quarterly in equal installments through to maturity at June 3, 2006. The Revolver can also be utilized for letters of credit up to a maximum of $15,000. As of December 31, 2000, there were no letters of credit outstanding under the Revolver. As of December 31, 2000 the Company also had letters of credit outside the Revolver of approximately $15,006.

     The Term Loan A is available for drawing until December 3, 2001, at which time any undrawn commitments expire. At December 31, 2000 there were no outstanding loans under the Term Loan A. Any outstanding borrowings under the Term Loan A at September 3, 2002 will be repaid in quarterly installments based on percentage increments of the Term Loan A that start at 3.75% per quarter on September 3, 2002 and increase in steps to a maximum of 10% per quarter on September 3, 2005 through to maturity at June 3, 2006.

     As of December 31, 2000, $500,000 of the Term Loan B was outstanding. The Term Loan B was fully drawn at closing. Amortization of the Term Loan B starts on September 3, 2002 with quarterly installments of $1,000 per quarter until September 3, 2006 when the quarterly installments increase to $121,000 per quarter through to maturity at June 3, 2007.

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

     The foregoing summary of certain provisions of the Credit Agreement does not purport to be complete and is subject to, and qualified in its entirety by reference to, the Credit Agreement including the amendment thereto.

     The Company has indebtedness that is substantial in relation to its shareholders' equity and cash flow. At December 31, 2000 the Company had an aggregate of approximately $2,258,000 of indebtedness outstanding, and the ability to borrow up to an additional $500,000 under the Credit Agreement. The Company also has cash, temporary cash investments and short-term investments aggregating approximately $1,723,000 and a current ratio of approximately 3.49:1.

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

     The objective of the Company's "other than trading portfolio" is to invest in high-quality securities, to preserve principal, meet liquidity needs, and deliver a suitable return in relationship to these guidelines.

     For the year ended December 31, 2000, the Company's net cash used in operating activities was $261,422 comprised primarily of a net loss of ($768,714) adjusted by non-cash depreciation and amortization of $285,647, other non-cash items totaling $159,264, a write-down of an equity investment of $24,413 and working capital changes of $37,963. Net cash used in investing activities of $1,471,331 consisted primarily of additions to property, plant and equipment of $1,127,869, acquisitions of $316,074, short-term investments, net of ($49,784), and investment and advances in unconsolidated joint venture of $64,647. Net cash provided by financing activities of $1,697,718 included proceeds from the issuance of Preferred Stock of $1,614,423, contribution from minority interest partner of $61,005 and proceeds from the exercise of stock options of $6,625.

EFFECTIVE RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Derivative Instruments and for Certain Hedging Activities". This statement establishes accounting and reporting standard requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS 138 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. As the Company does not have significant derivative financial instruments, the adoption of SFAS 138 did not have a material impact on reported earnings and/or other comprehensive income.

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

     The objective of the Company's "other than trading portfolio" is to invest in high-quality securities and seeks to preserve principal, meet liquidity needs, and deliver a suitable return in relationship to these guidelines. The Company may from time to time enter into interest rate protection agreements.

                        RCN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                      -----------------------------------------
                                                         2000           1999           1998
                                                      -----------    -----------    -----------
                                                            (THOUSANDS OF DOLLARS, EXCEPT
                                                              SHARE AND PER SHARE DATA)
Sales...............................................  $   333,450    $   275,993    $   210,940
Costs and expenses, excluding non-cash stock-based
  compensation, depreciation and amortization.......      665,409        407,960        262,352
Non-cash stock-based compensation...................       41,237             --             --
Depreciation and amortization.......................      285,648        146,043         89,088
Acquired in-process research and development........           --             --         18,293
                                                      -----------    -----------    -----------
Operating (loss)....................................     (658,844)      (278,010)      (158,793)
Interest income.....................................      140,159         76,786         58,679
Interest expense....................................     (223,868)      (158,139)      (112,239)
Gain on sale of subsidiary..........................           --          8,930             --
Write-down of equity investment.....................      (24,418)            --             --
Other (expense) income, net.........................        3,461         (3,567)        (1,889)
                                                      -----------    -----------    -----------
(Loss) before income taxes..........................     (763,510)      (354,000)      (214,242)
(Benefit) for income taxes..........................       (4,778)        (5,094)        (4,998)
                                                      -----------    -----------    -----------
(Loss) before equity in unconsolidated entities and
  minority interest.................................     (758,732)      (348,906)      (209,244)
Equity in (loss) of unconsolidated entities.........      (34,497)       (33,960)       (12,719)
Minority interest in loss of consolidated
  entities..........................................       24,515         28,262         17,162
                                                      -----------    -----------    -----------
(Loss) before extraordinary item and cumulative
  effect of change in accounting principle..........     (768,714)      (354,604)      (204,801)
Extraordinary item -- debt prepayment costs, net of
  tax...............................................           --           (424)            --
Cumulative effect of change in accounting for
  start-up costs, net of tax........................           --             --           (641)
                                                      -----------    -----------    -----------
Net (loss)..........................................     (768,714)      (355,028)      (205,442)
Preferred stock dividend and accretion
  requirements......................................      122,752         13,542             --
                                                      -----------    -----------    -----------
Net (loss) to common shareholders...................  $  (891,466)   $  (368,570)   $  (205,442)
                                                      ===========    ===========    ===========
Basic and diluted loss per average common share:
(Loss) before extraordinary item and cumulative
  effect of change in accounting principle..........  $    (10.59)   $     (5.11)   $     (3.35)
Extraordinary item -- debt prepayment costs.........  $        --    $     (0.01)   $        --
Cumulative effect of change in accounting for
  start-up costs....................................  $        --    $        --    $     (0.01)
Net (loss)..........................................  $    (10.59)   $     (5.12)   $     (3.36)
Weighted average shares outstanding.................   84,200,329     71,966,301     61,187,354

          See accompanying notes to Consolidated Financial Statements.

                        RCN CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  2000             1999
                                                              -------------    ------------
                                                              (THOUSANDS OF DOLLARS, EXCEPT
                                                                SHARE AND PER SHARE DATA)
ASSETS
Current assets
  Cash and temporary cash investments.......................   $   356,377      $  391,412
  Short-term investments....................................     1,372,015       1,401,877
  Accounts receivable from related parties..................        37,874           8,015
  Accounts receivable, net of reserve for doubtful accounts
    of $4,123 in 2000 and $12,258 in 1999...................        50,681          28,434
  Interest receivable.......................................        13,365          15,049
  Unbilled revenues.........................................         2,197           2,124
  Prepayments and other.....................................        21,822          13,853
  Investments restricted for debt service...................            --          23,111
                                                               -----------      ----------
         Total current assets...............................     1,854,331       1,883,875
                                                               -----------      ----------
Property, plant and equipment, net of accumulated
  depreciation of $420,659 in 2000 and $230,581 in 1999.....     2,255,959         914,243
Investments restricted for debt service.....................            --              48
Investments.................................................       204,946         190,571
Intangible assets, net of accumulated amortization of
  $274,924 in 2000 and $158,384 in 1999.....................       389,672         138,491
Deferred charges and other assets...........................        70,644          64,886
                                                               -----------      ----------
         Total assets.......................................   $ 4,775,552      $3,192,114
                                                               ===========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt and capital lease
    obligations.............................................   $       355      $    1,225
  Accounts payable to related parties.......................        89,800          35,809
  Accounts payable..........................................       198,562          92,785
  Advance billings and customer deposits....................        24,638          16,901
  Accrued interest..........................................        29,837          13,090
  Accrued cost of sales.....................................        43,298          18,296
  Deferred income taxes.....................................            --           1,464
  Accrued expenses..........................................       144,399          69,875
                                                               -----------      ----------
         Total current liabilities..........................       530,889         249,445
                                                               -----------      ----------
Long-term debt..............................................     2,257,357       2,143,096
Other deferred credits......................................        25,983          24,598
Minority interest...........................................        75,232         129,234
Commitments and contingencies
Redeemable preferred stock, par value $1 per share:
  Authorized 25,000,000 shares: 2,030,919 and 263,053 shares
    issued and outstanding in 2000 and 1999, respectively...     1,990,613         253,438
Common shareholders' (deficit)equity:
Common stock, par value $1 per share: Authorized 100,000,000 shares:
  Issued 87,104,229 and 77,724,070 shares in 2000 and 1999,
    respectively............................................        87,104          77,724
Additional paid-in capital..................................     1,325,018         923,340
Cumulative translation adjustments..........................        (6,695)         (2,014)
Unearned compensation expense...............................       (25,889)             --
Unrealized appreciation/(depreciation) on investments.......         8,125          (6,228)
Treasury stock, 564,629 and 562,000 shares at cost in 2000
  and 1999, respectively....................................        (9,591)         (9,391)
Accumulated deficit.........................................    (1,482,594)       (591,128)
                                                               -----------      ----------
         Total common shareholders' (deficit) equity........      (104,522)        392,303
                                                               -----------      ----------
         Total liabilities, redeemable preferred and common
           shareholders' (deficit) equity...................   $ 4,775,552      $3,192,114
                                                               ===========      ==========

          See accompanying notes to Consolidated Financial Statements.

                        RCN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        FOR THE YEARS ENDED
                                                                           DECEMBER 31,
                                                              ---------------------------------------
                                                                 2000           1999          1998
                                                              -----------    -----------    ---------
                                                                      (THOUSANDS OF DOLLARS)
Cash flows from operating activities
  Net (loss)................................................  $  (768,714)   $  (355,028)   $(205,442)
  Accretion of discounted debt..............................      112,997        101,901       80,925
  Amortization of financing costs...........................        8,713          5,534        2,816
  Acquired in-process research and development..............           --             --       18,293
  Non-cash stock based compensation expense.................       41,237             --           --
  Gain on sale of investment................................           --         (8,621)          --
  Extraordinary item -- debt prepayment penalty.............           --            424           --
  Depreciation and amortization.............................      285,648        146,043       89,088
  Deferred income taxes, net................................         (782)        (9,270)      (6,147)
  Provision for losses on accounts receivable...............       10,908          7,691        4,125
  Equity in loss of unconsolidated entities.................       34,497         33,960       12,719
  Minority interest.........................................      (24,517)       (28,262)     (17,162)
  Write down of equity investment...........................       24,418             --           --
  Net change in certain assets and liabilities, net of
    business acquisitions:
    Accounts receivable and unbilled revenues...............      (29,615)       (22,353)       3,500
    Accounts payable........................................       78,342         59,950       28,456
    Accrued expenses........................................      109,670         25,943       37,446
    Accounts receivable from related parties................      (29,859)        (1,096)       2,910
    Accounts payable to related parties.....................       53,991          2,179        3,405
    Unearned revenue, advanced billing and customer
      deposits..............................................        8,032         (2,659)     (17,629)
Other.......................................................      (23,790)       (15,592)      (1,084)
                                                              -----------    -----------    ---------
Net cash (used in)/provided by operating activities.........     (108,824)       (59,256)      36,219
                                                              -----------    -----------    ---------
Cash flows from investing activities:
  Additions to property, plant and equipment................   (1,127,869)      (526,240)    (285,867)
  Additions to construction material........................     (152,598)       (17,124)      (1,109)
  Short-term investments, net...............................       49,784       (513,995)    (474,606)
  Acquisitions, net of cash acquired........................     (316,074)       (53,322)     (47,361)
  Investment in unconsolidated joint venture................      (64,647)       (25,439)     (20,000)
  Advance to unconsolidated entity..........................      (12,000)            --           --
  Purchase of preferred stock...............................         (750)        (1,500)          --
  Proceeds from sale of investment..........................           --         23,711           --
  Other.....................................................          225           (108)        (342)
                                                              -----------    -----------    ---------
Net cash (used in) investing activities.....................   (1,623,929)    (1,113,017)    (829,285)
                                                              -----------    -----------    ---------
Cash flows from financing activities
  Repayment of long-term debt and capital leases............       (4,423)      (101,622)      (7,770)
  Issuance of long-term debt................................           --        875,000      502,587
  Proceeds from the issuance of stock.......................    1,614,423        584,239      112,866
  Purchase of treasury stock................................         (200)           (90)      (9,301)
  Contribution to minority interest partner.................           --           (122)        (108)
  Extraordinary item -- debt prepayment penalty.............           --           (424)          --
  Payments made for debt financing costs....................       (2,823)       (39,484)     (10,185)
  Cash contribution from minority interest partner..........       61,005         91,140       77,849
  Decrease related to investments restricted for debt
    service.................................................       23,111         22,500       22,375
  Proceeds from the exercise of stock options...............        6,625         12,422        1,969
                                                              -----------    -----------    ---------
Net cash provided by financing activities...................    1,697,718      1,443,559      690,282
                                                              -----------    -----------    ---------
Net increase (decrease) in cash and temporary cash
  investments...............................................      (35,035)       271,286     (102,784)
Cash and temporary cash investments at beginning of year....      391,412        120,126      222,910
                                                              -----------    -----------    ---------
Cash and temporary cash investments at end of year..........  $   356,377    $   391,412    $ 120,126
                                                              ===========    ===========    =========
Supplemental disclosures of cash flow information
Cash paid during the periods for:
  Income taxes..............................................  $       228    $     1,897    $   1,047
                                                              ===========    ===========    =========
  Interest (net of $8,330 and $5,126 capitalized in 2000 and
    1999, respectively).....................................  $    87,543    $    42,880    $  28,781
                                                              ===========    ===========    =========

          See accompanying notes to Consolidated Financial Statements

                        RCN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     In December 2000, the Company completed the acquisition of certain assets of Wedgewood Communications for approximately $ 14,600.

     In September 2000, the Company completed the acquisition of certain assets of Onepoint Communications for approximately $7,700.

     In April 2000, the Company completed the acquisition of 21st Century Telecom Group, Inc. The transaction was accounted for as a purchase.

     A summary of the transaction is as follows:

Fair value of assets acquired.............................  $556,361
Less:
  Fair value of the Company's stock issued................   208,510
  Fair value of stock options exchanged...................     2,489
  Liabilities assumed.....................................    35,755
  Cash acquired...........................................    15,065
                                                            --------
Net cash paid.............................................  $294,542
                                                            ========

     In February 2000, NSTAR Securities exchanged a portion of its ownership interest in RCN-BECOCOM for 2,989,654 shares of the Company's Common Stock, with a fair value of approximately $127,150.

     Preferred stock dividends in the form of additional shares of redeemable preferred stock aggregated $117,867 and $13,053 in 2000 and 1999, respectively.

     Non-cash accretion of preferred stock was $4,885 and $489 in 2000 and 1999, respectively.

     In August 1999, the Company completed the acquisition of Direct Network Access, Ltd. The transaction was accounted for as a purchase.

     A summary of the transaction is as follows:

Fair value of assets acquired..............................  $11,416
Less:
  Fair value of the Company's stock issued.................    6,844
  Liabilities assumed......................................    1,107
                                                             -------
Net cash paid..............................................  $ 3,465
                                                             =======

     In July 1999, the Company completed the acquisition of Brainstorm Networks, Inc. The transaction was accounted for as a purchase.

     A summary of the transaction is as follows:

Fair value of assets acquired..............................  $15,785
Less:
  Fair value of the Company's stock issued.................   11,619
  Liabilities assumed......................................    1,850
                                                             -------
Net cash paid..............................................  $ 2,316
                                                             =======

     In April 1999, the Company acquired a 47.5% stake in JuniorNet. The Company purchased the ownership stake for approximately $47,000.

     In February 1999, NSTAR Securities exchanged a portion of its ownership interest in RCN-BECOCOM for 1,107,539 shares of the Company's Common Stock, with a fair value of approximately $19,520.

     In February 1998, the Company completed the acquisition of Erols Internet, Inc. The transaction was accounted for as a purchase.

     A summary of the transaction is as follows:

Fair value of assets acquired.............................  $147,000
Less:
  Fair value of the Company's stock issued................   (45,000)
  Fair value of stock options exchanged...................   (11,000)
  Liabilities assumed.....................................   (55,000)
                                                            --------
Net cash paid (including out of pocket expenses of
  approximately $1,400 and repayment of debt of
  approximately $5,100)...................................  $ 36,000
                                                            ========

     The Company contributed to Starpower approximately 60% of the subscribers and related unearned revenue acquired in the acquisition of Erols.

     In February 1998, the Company completed the acquisition of UltraNet. The transaction was accounted for as a purchase.

     A summary of the transaction is as follows:

Fair value of assets acquired.............................  $ 41,500
Less:
  Fair value of the Company's stock issued................   (26,200)
  Fair value of stock options exchanged...................    (1,900)
  Liabilities assumed.....................................    (5,700)
                                                            --------
Net cash paid.............................................  $  7,700
                                                            ========

     In June 1998, the Company completed the acquisition of Interport Communications, Corp. The transaction was accounted for as a purchase.

     A summary of the transaction is as follows:

Fair value of assets acquired..............................  $11,000
Less:
  Fair value of the Company's stock issued.................   (8,500)
  Liabilities assumed......................................   (1,200)
                                                             -------
Net cash paid..............................................  $ 1,300
                                                             =======

     In June 1998, the Company completed the acquisition of Lancit Media Entertainment, Ltd. The transaction was accounted for as a purchase.

     A summary of the transaction is as follows:

Fair value of assets acquired..............................  $14,800
Less:
  Fair value of the Company's RCN stock issued.............   (7,400)
  Liabilities assumed......................................   (7,000)
                                                             -------
Net cash paid..............................................  $   400
                                                             =======

     In July 1998, the Company completed the acquisition of JavaNet, Inc. The transaction was accounted for as a purchase.

     A summary of the transaction is as follows:

Fair value of assets acquired.............................  $ 21,800
Less:
  Fair value of the Company's stock issued................   (13,400)
  Liabilities assumed.....................................    (4,700)
                                                            --------
Net cash paid.............................................  $  3,700
                                                            ========

          See accompanying notes to Consolidated Financial Statements

                        RCN CORPORATION AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY/(DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                     ADDITIONAL
                                                          COMMON      PAID IN      ACCUMULATED
                                                           STOCK      CAPITAL        DEFICIT
                                                          -------    ----------    -----------
                                                           (THOUSANDS OF DOLLARS EXCEPT SHARE
                                                                  AND PER SHARE DATA)
Balance, December 31, 1997..............................  $54,989    $  321,766    $   (17,116)
  Net loss to common shareholders.......................                              (205,442)
  Common stock offering.................................    6,099       106,767
  Stock plan transactions...............................      436         2,001
  Common stock and stock options issued in connection
     with acquisitions..................................    3,953       109,258
  Purchase of treasury stock............................
  Unrealized appreciation on investments................
  Other.................................................                    (22)
                                                          -------    ----------    -----------
Balance, December 31, 1998..............................  $65,477    $  539,770    $  (222,558)
  Net loss to common shareholders.......................                              (368,570)
  Common stock offering.................................    9,200       335,142
  Stock plan transactions...............................    1,466        10,956
  Conversion of joint venture ownership interest........    1,108        18,413
  Common stock and stock options issued in connection
     with acquisitions..................................      467        18,852
  Purchase of treasury stock............................
  Unrealized depreciation on investments................
  Cumulative translation adjustment.....................
  Other.................................................        6           207
                                                          -------    ----------    -----------
Balance, December 31, 1999..............................  $77,724    $  923,340    $  (591,128)
  Net loss to common shareholders.......................                              (891,466)
  Stock plan transactions...............................    1,141        71,769
  Recognition of unearned compensation..................
  Conversion of joint venture ownership interest........    2,990       124,159
  Common stock and stock options issued in connection
     with acquisitions..................................    5,249       205,750
  Purchase of treasury stock............................
  Unrealized appreciation on investments................
  Cumulative translation adjustment.....................
  Other.................................................
                                                          -------    ----------    -----------
Balance, December 31, 2000                                $87,104    $1,325,018    $(1,482,594)
                                                          =======    ==========    ===========

          See accompanying notes to Consolidated Financial Statements

                        RCN CORPORATION AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY/(DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                              UNREALIZED          TOTAL
                                                 UNEARNED     CUMULATIVE    APPRECIATION/         COMMON
                                    TREASURY   COMPENSATION   TRANSLATION    DEPRECIATION     SHAREHOLDERS'
                                     STOCK       EXPENSE      ADJUSTMENT    ON INVESTMENTS   EQUITY (DEFICIT)
                                    --------   ------------   -----------   --------------   ----------------
                                             (THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE DATA)
Balance, December 31, 1997........  $    --      $     --       $(3,055)       $    --          $ 356,584
  Net loss to common
     shareholders.................                                                               (205,442)
  Common stock offering...........                                                                112,866
  Stock plan transactions.........                                                                  2,437
  Stock and stock options issued
     in connection with
     acquisitions.................                                                  --            113,211
  Purchase of treasury stock......   (9,301)                                                       (9,301)
  Unrealized appreciation on
     investments..................                                               1,113              1,113
  Other...........................                                                                    (22)
                                    -------      --------       -------        -------          ---------
Balance, December 31, 1998........  $(9,301)     $     --       $(3,055)       $ 1,113          $ 371,446
  Net loss to common
     shareholders.................                                                               (368,570)
  Common stock offering...........                                                                344,342
  Stock plan transactions.........                                                                 12,422
  Conversion of joint venture
     ownership interest...........                                                                 19,521
  Common stock issued in
     connection with
     acquisitions.................                                                                 19,319
  Purchase of treasury shares.....      (90)                                                          (90)
  Unrealized depreciation on
     investments..................                                              (7,341)            (7,341)
  Cumulative translation
     adjustment...................                                1,041                             1,041
  Other...........................                                                                    213
                                    -------      --------       -------        -------          ---------
Balance, December 31, 1999........  $(9,391)     $     --       $(2,014)       $(6,228)         $ 392,303
  Net loss to common
     shareholders.................                                                               (891,466)
  Stock plan transactions.........                (37,941)                                         34,969
  Recognition of unearned
     compensation.................                 12,052                                          12,052
  Conversion of joint venture
     ownership interest...........                                                                127,149
  Common stock issued in
     connection with
     acquisitions.................                                                                210,999
  Purchase of treasury stock......     (200)                                                         (200)
  Unrealized appreciation on
     investments..................                                              14,353             14,353
  Cumulative translation
     adjustment...................                               (4,681)                           (4,681)
  Other...........................
                                    -------      --------       -------        -------          ---------
Balance, December 31, 2000........  $(9,591)     $(25,889)      $(6,695)       $ 8,125          $(104,522)
                                    =======      ========       =======        =======          =========

          See accompanying notes to Consolidated Financial Statements

                        RCN CORPORATION AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY/(DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                        COMMON SHARES    TREASURY      SHARES
                                                           ISSUED         STOCK      OUTSTANDING
                                                        -------------    --------    -----------
                                                           (THOUSANDS OF DOLLARS EXCEPT SHARE
                                                                  AND PER SHARE DATA)
Balance, December 31, 1997............................   54,989,870            --    54,989,870
  Common stock offering...............................    6,098,355                   6,098,355
  Stock plan transactions.............................      436,342                     436,342
  Common stock issued in connection with
     acquisitions.....................................    3,952,926                   3,952,926
  Purchase of treasury stock..........................                   (557,000)     (557,000)
                                                         ----------      --------    ----------
Balance, December 31, 1998............................   65,477,493      (557,000)   64,920,493
  Preferred stock offering............................
  Preferred stock dividend............................
  Common stock offering...............................    9,200,000                   9,200,000
  Stock plan transactions.............................    1,518,897                   1,518,897
  Conversion of joint venture ownership interest......    1,107,539                   1,107,539
  Common Stock issued in connection with
     acquisitions.....................................      420,141                     420,141
  Purchase of treasury stock..........................                     (5,000)       (5,000)
                                                         ----------      --------    ----------
Balance, December 31, 1999............................   77,724,070      (562,000)   77,162,070
  Preferred stock offering............................
  Preferred stock dividend............................
  Common stock offering...............................
  Stock plan transactions.............................    1,141,405                   1,141,405
  Conversion of joint venture ownership interest......    2,989,654                   2,989,654
  Common Stock issued in connection with
     acquisitions.....................................    5,249,100                   5,249,100
  Purchase of treasury stock..........................                     (2,629)       (2,629)
                                                         ----------      --------    ----------
Balance, December 31, 2000............................   87,104,229      (564,629)   86,539,600
                                                         ==========      ========    ==========

          See accompanying notes to Consolidated Financial Statements

                                RCN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

1. BACKGROUND AND BASIS OF PRESENTATION

     RCN Corporation (the "Company" or "RCN")is primarily in the business of delivering bundled communications services to residential customers over our own network to 7 of the 10 most densely populated areas of the country, as well as other areas. We are currently operating in Boston, New York, Philadelphia suburbs, Washington DC, Chicago, San Francisco and Los Angeles.

     ResiLink(sm) is the brand name of our bundled service that enables residential customers to enjoy a bundle of Phone, Cable TV and High-Speed Internet for a flat monthly price. The bundles are designed to appeal to consumers seeking simplification and value. In addition to ResiLink(sm), we sell Phone, Cable TV and dial-up Internet to residential customers on an a-la-carte basis, and we provide communication services to commercial customers. We are working to leverage the excess capacity of our Megaband(TM) Network to allow us to expand our offering of new services.

     Our services are delivered over our own high-speed, high-capacity, fiber-optic Megaband(TM) Network. We our building our Megaband(TM) Network in the most densely populated areas of the nation, which gives us access to 44% of the residential telecommunications market by building our network in only 6% of the nation's geography. We generally build our Megaband(TM) Network in communities where we can reach 150 homes per mile of network plant. By comparison, the average density level of the cable incumbents and the phone incumbents is 38 and 26 homes per mile of plant, respectively (Source: The Yankee Group). The Megaband(TM) Network is a unique broadband fiber-optic platform that employs SONET ring backbone architecture and localized nodes. This architecture allows us to bring our state-of-the-art fiber-optics to travel within approximately 900 feet of our customers, with fewer electronics and lower maintenance costs than existing competitors local networks. We have designed our Megaband(TM) Network to have significant excess capacity so that we believe we have the capability of adding new communications services more efficiently and effectively than the incumbents or other competitors could manage.

     The consolidated financial statements include the accounts of all wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. The RCN-BECOCOM joint venture which the Company controls and in which the minority investors do not possess significant veto rights is consolidated. The Starpower, Megacable and JuniorNet investments are accounted for by the equity method.

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

  Cash and Temporary Cash Investments

     For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be temporary cash investments. Temporary cash investments are stated at market value.

  Short-Term Investments and Investments Restricted for Debt Service

     Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date in accordance with

                                RCN CORPORATION

Statement of Financial Accounting Standards ("SFAS") No. 115 -- "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 2000 and 1999, marketable debt and equity securities have been categorized as available for sale. The Company states its short-term investments at market value. Investments restricted for debt service have been categorized as held to maturity since management has the positive intent and ability to hold such securities to maturity.

  Property, Plant and Equipment and Depreciation

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

                                                            LIVES
                                                         ------------
Telecommunications Network                               5-22.5 years
Computer Equipment                                          3-5 years
Buildings and leasehold improvements                       5-30 years
Furniture, fixtures and vehicles                           3-10 years
Other                                                      5-10 years

     Repairs of all property, plant and equipment and minor replacements and renewals are charged to expense as incurred. Major replacements and betterments are capitalized. Gain or loss is recognized on retirements and dispositions.

  Intangible Assets

     Intangible assets are valued at cost and are amortized on a straight-line basis over the expected period of the benefit ranging from 1 to 14 years. The average estimated lives of intangible assets are:

                                                             LIVES
                                                           ----------
Franchises and subscriber lists                            5-10 years
Acquired current products/technologies                        4 years
Non-compete agreements                                      2-8 years
Goodwill                                                   4-10 years
Building access rights                                     3-14 years
Other intangible assets                                    1-10 years

  Revenue Recognition

     Local telephone service revenue is recorded as earned based on tariffed rates. Long distance telephone service revenue is recorded based on minutes of traffic processed and tariffed rates or contracted fees. Revenues from cable programming services are recorded in the month the service is provided. Internet access service revenues are recorded based on contracted fees.

  Advertising Expense

     Advertising costs are expensed as incurred. Advertising expense charged to operations was $34,986, $34,865 and $28,841 in 2000, 1999 and 1998,
respectively.

                                RCN CORPORATION

  Debt Issuance Costs

     Debt Issuance Costs are amortized over the life of the note. Amortization expense related to Debt Issuance costs charged to operations were $8,713, $5,534 and $2,816 in 2000, 1999 and 1998, respectively.

  Stock-Based Compensation

     As of January 1, 2000 the Company has adopted the recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 -- "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of an option on the date of the grant, is amortized over the vesting periods of the options in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28 "Accounting For Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN 28"). The recognition provisions of SFAS 123 are applied prospectively upon adoption. As a result, the recognition provisions are applied to all stock awards granted in the year of adoption and are not applied to awards granted in previous years unless those awards are significantly modified. The adoption of SFAS 123 resulted in non-cash charges to operations of $41,237 in 2000. The Company applied Accounting Principles Board Opinion No. 25 -- "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock options, prior to January 1, 2000.

  Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

  Foreign Currency Translation

     At December 31, 2000 the Company has a 48.96% interest in Megacable. Beginning January 1, 1999, the Company discontinued highly inflationary accounting for our Megacable investment and resumed using the Mexican Peso as the functional currency. As a result the Company's equity is affected by the translation from the Mexican Peso. For 1998 the Company considered Megacable to operate in a highly inflationary economy due to the three-year cumulative rate of inflation at December 31, 1997 exceeding 100%. As a result, the financial statements of Megacable were remeasured as if the functional currency were the U.S. dollar. The remeasurement of the Mexican peso into U.S. dollars creates translation adjustments which were included in net income. The Company's proportionate share of gains and losses resulting from transactions of Megacable, which are made in currencies different from its own, are included in income as they occur. For purposes of determining its equity in the earnings of Megacable, the Company translates the revenues and expenses of Megacable into U.S. dollars at the average exchange rates that prevail during the period. The Company's proportionate share of such adjustments were ($4,681) and $1,041 for the years ended December 31, 2000 and 1999, respectively. Assets and liabilities are translated into U.S. dollars at the rates in effect at the end of the fiscal period.

  Comprehensive Income

     The Company primarily has two components of comprehensive income, cumulative translation adjustments and unrealized appreciation (depreciation) on investments: the cumulative foreign currency translation adjustment was ($4,681) for 2000, $1,041 for 1999 and unchanged for 1998; the unrealized appreciation (depreciation) on investments was $14,353 for 2000, ($7,341) for 1999 and $1,113 for 1998. The amount of other comprehensive loss for the years ended December 31, 2000, 1999 and 1998 was ($759,042), ($361,328) and ($204,329), respectively.

                                RCN CORPORATION

  Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities". This Statement establishes accounting and reporting standard requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. As the Company does not have significant derivative financial instruments, the adoption of SFAS 133 did not have a material impact on its reported earnings and/or other comprehensive income.

  Segment Disclosure

     The Company adopted Statement of Financial Accounting Standards No.
131 -- "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which became effective December 15, 1997. Management believes that the Company operates as one reportable operating segment, which contains many shared expenses generated by the Company's various revenue streams and that any segment allocation of shared expenses incurred on a single network to multiple revenue streams would be impractical and arbitrary; furthermore, the Company currently does not make such allocations internally. The Company's chief decision-makers do, however, monitor financial performance in a way which is different from that depicted in the historical general purpose financial statements in that such measurement includes the consolidation of all joint ventures, including Starpower, which is not consolidated under generally accepted accounting principles. Such information, however, does not represent a separate segment under generally accepted accounting principles and therefore it is not separately disclosed.

  Risks and Uncertainties

     Our future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary materially from historical results include, but are not limited to, dependence upon acceptance of fiber-optic technology as the platform of choice, difficulties that may be encountered in competing in the highly competitive telecommunications industry, dependence on our strategic relationships and joint ventures, our limitations of our business flexibility due to our substantial indebtedness and the competitive market from the incumbent providers which are already established and have historically dominated their markets.

  Reporting Format

     Certain items related to 1999 and 1998 have been restated to conform with the 2000 reporting format.

3. EARNINGS PER SHARE

     Basic earnings per share is computed based on net (loss) after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period.

     Diluted earnings per share is computed based on net (loss) after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock and stock options which would have been assumed to be converted in the years ended December 31, 2000, 1999, and 1998 and have a dilutive effect if the Company had income from continuing operations is 38,269,575, 10,008,239 and 3,198,493, respectively.

                                RCN CORPORATION

     The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations:

                                                      YEARS ENDED DECEMBER 31,
                                              -----------------------------------------
                                                 2000           1999           1998
                                              -----------    -----------    -----------
(Loss) before extraordinary item and
  cumulative effect of change in accounting
  principle.................................  $  (768,714)   $  (354,604)   $  (204,801)
Preferred stock dividend and accretion
  requirements..............................     (122,752)       (13,542)            --
                                              -----------    -----------    -----------
                                              $  (891,466)   $  (368,146)   $  (204,801)
                                              ===========    ===========    ===========
Basic (loss) per average common share:
Weighted average shares outstanding.........   84,200,329     71,996,301     61,187,354
(Loss) per average common share before
  extraordinary item and cumulative effect
  of change in accounting principle.........  $    (10.59)   $     (5.11)   $     (3.35)
Diluted (loss) per average common share:
Weighted average shares outstanding.........   84,200,329     71,996,301     61,187,354
                                              -----------    -----------    -----------
                                               84,200,329     71,996,301     61,187,354
                                              ===========    ===========    ===========
(Loss) per average common share before
  extraordinary item and cumulative effect
  of change in accounting principle.........  $    (10.59)   $     (5.11)   $     (3.35)

4. BUSINESS COMBINATIONS

     The company entered into the following business combinations and were all accounted for by the purchase method of accounting.

     In November 2000, the Company acquired certain assets of Wedgewood Communications for approximately $14,250 in cash. The excess of the book value of assets acquired was recorded as goodwill and is being amortized over approximately four years.

     In September 2000, the Company acquired certain assets of Onepoint Communications for approximately $7,300 in cash. The excess of the book value of assets acquired was recorded as goodwill and is being amortized over approximately four years.

     In April 2000, the Company acquired 21st Century Telecom Group, Inc. The Company purchased 21st Century for approximately $294,500 in cash and shares of common stock with a fair value at the time of issuance of approximately $211,000. Additionally, the purchase price includes approximately $2,500 representing the fair value of 21st Century stock options which were converted to the Company's stock options in connection with the acquisition.

     Although the final valuation of the acquisition is not yet complete, goodwill of approximately $303,599 was recorded in connection with the acquisition of 21st Century and is being amortized over approximately four years.

     In August 1999, the Company acquired Direct Network Access, Ltd. ("DNAI"). The Company acquired DNAI for approximately $3,450 in cash and shares of common stock with a fair value at the time of issuance of approximately $6,850. Such goodwill is being amortized over approximately four years.

     In July 1999, the Company acquired Brainstorm Networks, Inc.
("Brainstorm"), a leading independent Internet Service Provider ("ISP") that provides dedicated and DSL services. The Company purchased Brainstorm for approximately $2,900 in cash and shares of common stock with a fair value at the time of

                                RCN CORPORATION
issuance of approximately $11,600. The Company does not expect these acquisitions to have a material Proforma effect on its financial position or results of operations. Such goodwill is being amortized over approximately four years.

     In July 1998, the Company acquired Javanet, Inc. ("Javanet"). The consideration was $3,700 in cash and the Company's Common Stock with a fair value of approximately $13,400 at the time of issuance. The transaction was accounted for by the purchase method of accounting. Approximately $14,800 has been allocated to goodwill. Such goodwill is being amortized over approximately three years.

     In June 1998, the Company acquired Interport Communications Corp. ("Interport"). The total approximate consideration for the transaction was $1,300 in cash and the Company's Common Stock with a fair value of approximately $8,500 at the time of issuance. The transaction was accounted for by the purchase method of accounting. Approximately $7,200 has been allocated to goodwill. Such goodwill is being amortized over approximately four years.

     In June 1998, the Company acquired Lancit Media Entertainment, Ltd. ("Lancit"), a producer of high quality children's programming. The total approximate consideration for the transaction was $400 in cash and the Company's Common Stock with a fair value of approximately $7,400 at the time of issuance. The transaction was accounted for by the purchase method of accounting. Approximately $9,500 has been allocated to goodwill. Such goodwill is being amortized over approximately five years.

     In February 1998, the Company acquired Erols Internet, Inc. ("Erols"). The total approximate consideration was $36,000 in cash including out of pocket costs of approximately $1,400 and the assumption and repayment of debt of approximately $5,100 and the Company's Common Stock with a fair value of approximately $45,000 at the time of issuance. Additionally, the purchase price includes approximately $11,000 representing the fair value of Erols stock options which were converted to the Company's stock options in connection with the acquisition. The transaction was accounted for by the purchase method of accounting.

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

     In February 1998, the Company acquired Ultranet Communications, Inc. ("Ultranet"). The total approximate consideration was $7,700 in cash including cash payments aggregating approximately $503 to certain holders of Ultranet stock options and the Company's Common Stock with a fair value of approximately $26,200 at the time of issuance. Additionally, the purchase price includes approximately $1,900 representing the fair value of UltraNet stock options which were converted to the Company's stock options in connection with the acquisition. The transaction was accounted for by the purchase method of accounting.

     The Company contributed to RCN-BECOCOM approximately 30% of the subscribers acquired in the acquisition of Ultranet.

     In connection with the acquisitions of Erols and UltraNet, the Company has allocated $13,228 for Erols and $5,065 for UltraNet to in-process research and development ("IPR&D"). Specifically, four projects were identified which qualified as IPR&D by definition of not having achieved technological feasibility and representing technology which at the point of acquisition offered no alternative use than the defined project. The fair value of the IPR&D projects associated with these acquisitions is based upon a discounted cash flow analysis modified to represent only that portion of the project associated with completed research and development efforts at the date of acquisition. The IPR&D valuation charge was measured by the stage of

                                RCN CORPORATION
completion method. The expected completion percentages are estimated based on the available financial information at the date of acquisition and were established on a project by project basis primarily calculated by dividing the costs incurred to date by the total expected R&D expenses specific to the project. The significant assumptions utilized by management were as follows:

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

          The Company is constructing new telecommunications networks. The margins on products expected to result from acquired in-process technologies in some cases represent higher margins than the Company's margins on existing products primarily due to the efficiencies in delivering multiple products, including bundled-service offerings, over a single state-of-the-art high capacity fiber-optic network. For both the Erols and the UltraNet acquisitions, the Company identified the R&D development projects to include

        - Cable Modem Internet access for subscribers, consisting of projects to develop the hardware, systems and software to permit subscribers to be offered high-speed Internet access through direct cable connection.

        - Internet Telephony, representing projects to develop the potential for dial-up telephone service through the Internet.

        - E-Commerce Systems, consisting of the Company's efforts to develop a suitable system that would permit subscribers to conduct commercial activities over the Internet.

        - High-speed shared office Internet access, representing a blending of fiber-optic and Internet networking technologies, which was under development as a package to be offered to commercial clients.

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

     The following unaudited pro forma summary presents information as if the acquisition of 21st Century had occurred at the beginning of 2000. The pro forma information is based on historical information and is provided for information purposes only and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the consolidated entities.

                                RCN CORPORATION

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  2000
                                                              ------------
                                                              (UNAUDITED)
Proforma Data:
  Sales.....................................................   $ 341,018
  (Loss) from continuing operations before extraordinary
     items..................................................   $(834,952)
  Net (loss) to common shareholders.........................   $(957,704)
                                                               =========
Earnings Per Share:
  (Loss) from continuing operations before extraordinary
     items..................................................   $  (10.84)
Net (loss) to common shareholders...........................   $  (10.84)

5. SHORT-TERM INVESTMENTS

     Short-term investments, stated at market, include the following at December 31, 2000 and 1999:

                                                         2000          1999
                                                      ----------    ----------
Federal Agency notes................................  $  320,326    $  178,524
Commercial Paper....................................      31,380       219,318
Corporate debt securities...........................     467,968       289,898
Certificates of deposit.............................     131,785            --
U.S. Treasury notes.................................     137,078       434,500
Asset backed securities.............................     283,478       279,637
                                                      ----------    ----------
Total...............................................  $1,372,015    $1,401,877
                                                      ==========    ==========

     At December 31, 2000, short-term investments with a market value of $1,134,134 have contractual maturities of one to five years. All remaining short-term investments have contractual maturities less than one year.

6. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following at December 31,

                                                         2000          1999
                                                      ----------    ----------
Telecommunications plant............................  $1,350,998    $  580,544
Computer equipment..................................     191,075       132,074
Buildings, leasehold improvements and land..........      88,320        42,959
Furniture, fixtures and vehicles....................     113,102        51,123
Construction materials..............................     188,859        21,064
Construction in process.............................     735,914       311,093
Other...............................................       8,350         5,967
                                                      ----------    ----------
Total property, plant and equipment.................   2,676,618     1,144,824
Less accumulated depreciation.......................    (420,659)     (230,581)
                                                      ----------    ----------
Property, plant and equipment, net..................  $2,255,959    $  914,243
                                                      ==========    ==========

     Depreciation expense was $171,141, $80,894 and $39,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                                RCN CORPORATION

7. INVESTMENTS AND JOINT VENTURES

     Investments at December 31, are as follows:

                                                           2000        1999
                                                         --------    --------
Megacable..............................................  $ 83,205    $ 86,191
Starpower Communications, LLC..........................   119,149      74,733
JuniorNet Corporation..................................        --      27,581
Other..................................................     2,592       2,066
                                                         --------    --------
Total Investments......................................  $204,946    $190,571
                                                         ========    ========

     At December 31, 2000 and 1999, the Company has a 50% interest in Starpower, a 48.96% interest in Megacable and a 47.5% interest in JuniorNet. The Company accounts for these investments on the equity method.

  a. RCN-BECOCOM

     The Company is party to the RCN-BECOCOM joint venture with NSTAR Communications, Inc. ("NSTAR Communications"), a subsidiary of NSTAR, regarding construction of our Megaband(TM) Network and operation of our telecommunications business in the Boston metropolitan area. NSTAR is a holding company that, through its subsidiaries, provides regulated electric and gas utility services in the Boston area. Pursuant to the joint venture agreements, both parties have agreed to make capital contributions in accordance with their respective membership interests. In addition, the Company has access to and use of NSTAR's large fiber-optic network, rights-of-way and construction expertise. Pursuant to an exchange agreement between NSTAR Communications and the Company, NSTAR Securities has the right, from time to time, to convert portions of its ownership interest in RCN-BECOCOM into shares of the Company's Common Stock, based on an appraised value of such interest. Shares issued upon such exchanges are issued to NSTAR Securities. As of December 31, 2000, NSTAR Securities has exchanged portions of its interest for a total of 4,097,193 shares of the Company's Common Stock. Following such exchanges, NSTAR Securities retains a 23.14% sharing ratio in the joint venture, and the right to invest as if it owned a 49% interest. Such investment percentage will decrease to the extent NSTAR Securities disposes of any such Company Common Stock. In April 2000, NSTAR Securities gave notice of its intent to convert its remaining ownership interest into shares of the Company's Common Stock. In October 2000, the Company and NSTAR Communications reached an agreement in principle regarding settlement of the final valuation of that exchange and to amend certain other agreements governing the RCN-BecoCom, LLC joint venture (the "Joint Venture"). If the transaction is consummated pursuant to the agreement in principle, NSTAR Securities would receive 7.5 million shares of the Company's Common Stock in exchange for its remaining membership interest in the Joint Venture, representing $152 million invested by NSTAR Communications. In addition, a new class of security in the Joint Venture would be created. NSTAR Communications would be permitted to invest up to $100 million in such security, which would carry a cash coupon rate of 1.84% per month, guaranteed by the Company. Such coupon would include amortization of principal, which would be fully amortized over a fifteen year term (callable after eight years, subject to certain make-whole requirements). NSTAR Communications, at its election, may choose to designate the amounts it contributes under future capital calls as either common equity or the new security in the Joint Venture. Future investments by NSTAR Communications would not be convertible into Company stock. In addition, the Joint Venture and NSTAR Communications would amend certain of their agreements to incorporate an incentive and penalty provision for construction activities and expand the relevant market in which the Joint Venture operates. The parties have been continuing to discuss this agreement in principle and no assurance can be given that it will be consummated on the terms described above. RCN-BECOCOM is consolidated in our financial statements.

  b. Starpower

     The Company is party to a joint venture with Pepco Communications, Inc.. ("Pepco"), a subsidiary of Potomac Electric Power Company ("Potomac"), regarding construction of our Megaband(TM) Network and

                                RCN CORPORATION
operation of our telecommunications business in the Washington, D.C. metropolitan area, including parts of Virginia and Maryland, under the brand name "Starpower." Through its subsidiaries, Potomac is engaged in regulated utility operations and in diversified competitive energy and telecommunications businesses. Each of the Company and Pepco owns a 50% membership interest in Starpower. The Company provides certain services to the joint venture pursuant to support services and internet services agreements. Pursuant to the joint venture agreements, both parties have agreed to make capital contributions in accordance with their respective membership interests. In addition, Starpower has access to and use of Potomac's large fiber-optic network, rights-of-way and construction expertise. Starpower is reflected in our financial statements under the equity method of accounting.

     The Company recorded its proportionate share of (losses) of ($20,208), ($12,200) and ($10,335) in 2000, 1999 and 1998, respectively.

  c. Megacable

     The basis of the Company's investment in Megacable exceeded its underlying equity in the net assets of Megacable by approximately $94,000.

     As of July 31, 1999, the Company executed on a pledge of an 8.96% equity interest in Megacable made by Mazon Corporativo, S.A. de. C.v. ("Mazon") to collateralize Mazon's indebtedness to the Company, which had a book value of $18,373. As a result, the indebtedness was canceled, and the Company's underlying equity in the net assets of Megacable was increase by approximately $ 7,000. The amortization of the excess equity is done on a straight-line basis over a 15 year period. At December 31, 2000, the unamortized excess over the underlying equity in the net assets was $66,600. The Company recorded its proportionate share of (losses) and amortization of excess cost over net assets of ($1,695), ($1,763) and ($2,385) in 2000, 1999 and 1998, respectively.

  d. JuniorNet

     Results for 2000 included a write-down of $24,418 on an equity investment, which represents the Company's full investment in JuniorNet Corporation ("JuniorNet"). At December 31, 2000 the Company owned a 47.5 percent interest in JuniorNet. Although JuniorNet is still seeking a buyer or a strategic merger partner for the business, estimated future cash flows related to this investment indicated that an impairment of the full value had occurred.

8. INTANGIBLE ASSETS

     Intangible assets consist of the following at December 31,

                                                         2000         1999
                                                       ---------    ---------
Franchises and subscriber lists......................  $  91,310    $  87,796
Acquired current products/technologies...............     72,629       72,629
Non-compete agreements...............................     12,470       11,100
Goodwill.............................................    463,187      103,785
Building access rights...............................     15,295       15,295
Other intangible assets..............................      9,705        6,270
                                                       ---------    ---------
Total intangible assets..............................    664,596      296,875
Less accumulated amortization........................   (274,924)    (158,384)
                                                       ---------    ---------
Intangible assets, net...............................  $ 389,672    $ 138,491
                                                       =========    =========

                                RCN CORPORATION

     Amortization expense charged to operations in 2000, 1999 and 1998 was $114,506, $64,113 and $50,088, respectively.

9. DEFERRED CHARGES

     Deferred charges consist of the following at December 31,

                                                            2000       1999
                                                           -------    -------
Debt issuance costs, net.................................  $54,772    $60,639
Other....................................................   15,872      4,247
                                                           -------    -------
Total....................................................  $70,644    $64,886
                                                           =======    =======

10. DEBT

  a. Long-term debt

     Long-term debt outstanding at December 31 is as follows:

                                                         2000          1999
                                                      ----------    ----------
Term Loans..........................................  $  500,000    $  500,059
Senior Notes 10% due 2007...........................     225,000       225,000
Senior Discount Notes 11.125% due 2007..............     495,248       444,430
Senior Discount Notes 9.8% due 2008.................     462,818       420,591
Senior Discount Notes 11% due 2008..................     196,447       176,495
Senior Notes 10.125% due 2010.......................     375,000       375,000
Capital Leases......................................       3,199         2,746
                                                      ----------    ----------
Total...............................................   2,257,712     2,144,321
Due within one year.................................         355         1,225
                                                      ----------    ----------
Total Long-Term Debt................................  $2,257,357    $2,143,096
                                                      ==========    ==========

     In December 1999, the Company completed an offering of 10.125% Senior Notes with an aggregate principal amount of $375,000 due 2010 (the "10.125% Indenture").

     The 10.125% Senior Notes are general senior obligations of the Company which mature in January 2009. Interest on the 10.125% Senior Notes is payable in cash semi-annually in arrears on each July 15 and January 15, commencing July 15, 2000.

     The 10.125% Senior Notes are redeemable, in whole or in part, at any time on or after January 15, 2005 at the option of the Company and have redemption prices starting at 105% of the principal amount and declining to 100% of the principal amount, plus any accrued interest.

     In June 1999, the Company and certain of its subsidiaries together, (the "Borrowers") entered into a $1,000,000 Senior Secured Credit Facility (the "Credit Facility"). The collateralized facilities are comprised of a $250,000 seven-year revolving credit facility (the "Revolver"), a $250,000 seven-year multi-draw term loan facility (the "Term Loan A") and a $500,000 eight-year term loan facility (the "Term Loan B"). All three facilities are governed by a single credit agreement (the "Credit Agreement").

     Also in June 1999, the Company prepaid its previous eight-year term credit facility in the amount of $100,000 with the proceeds of the Credit Facility. The early extinguishment of the previous term credit facility prompted the write-off of the applicable unamortized debt issuance cost resulting in an extraordinary item of approximately ($424).

                                RCN CORPORATION

     The Revolver may be borrowed and repaid from time to time. At December 31, 2000 there were no outstanding loans under the Revolver. Up to $150,000 of the Revolver may be used to fund working capital needs and for general corporate purposes. The remaining $100,000 of the Revolver as well as the term loans may be used solely to finance telecommunications assets. The amount of the commitments under the Revolver automatically reduces to $175,000 on June 3, 2005 and the remaining commitments are reduced quarterly in equal installments through to maturity at June 3, 2006. The Revolver can also be utilized for letters of credit up to a maximum of $15,000. As of December 31, 2000 there were no letters of credit drawn under the Revolver.

     The Term Loan A is available for drawing amounts until December 3, 2001. At December 31, 2000 there were no outstanding loans under the Term Loan A. Any outstanding borrowings under the Term Loan A at September 3, 2002 will be repaid in quarterly installments based on percentage increments of the Term Loan A that start at 3.75% per quarter on September 3, 2002 and increase in steps to a maximum of 10% per quarter on September 3, 2005 through to maturity at June 3, 2006.

     As of December 31, 2000, $500,000 of the Term Loan B was outstanding. Amortization of the Term Loan B starts on September 3, 2002 with quarterly installments of $1,000 per quarter until September 3, 2006 when the quarterly installments increase to $121,000 per quarter through to maturity at June 3, 2007.

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

                                RCN CORPORATION

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

     In October 1997, the Company issued 10% Senior Notes with an aggregate principal amount of $225,000 and 11.125% Senior Discount Notes with an aggregate principal amount at maturity of $601,045, both due 2007. The Senior Discount Notes were issued at a discount and generated gross proceeds to the Company of $350,000. In January 1998 the Company exchanged its 10% Senior Notes due 2007, Series B for any and all outstanding 10% Senior Notes due 2007, Series A and its 11.125% Senior Discount Notes due 2007, Series B for any and all outstanding 11.125% Senior Discount Notes due 2007 Series A.

     The 10% Senior Notes were issued under an indenture dated October 17, 1997 (the "10% Indenture"). The 10% Senior Notes are general senior obligations of the Company which mature on October 15, 2007 and are collateralized by a pledge of the Escrow Account representing funds that, together with the future proceeds from the investment thereof, will be sufficient to pay interest on the 10% Senior Notes for six scheduled interest payments. Interest on the 10% Senior Notes is payable in cash semi-annually in arrears on each April 15 and October 15.

     The 10% Senior Notes are redeemable, in whole or in part, at any time on or after October 15, 2002 at the option of the Company. The 10% Senior Notes have redemption prices starting at 105% of the principal amount and declining to 100% of the principal amount, plus any accrued interest.

     The 11.125% Senior Discount Notes were issued under an indenture dated October 17, 1997 (the "11.125% Indenture"). The 11.125% Senior Discount Notes are general senior obligations of the Company, limited to $601,045 aggregate principal amount at maturity and will mature on October 15, 2007. The 11.125% Senior Discount Notes were issued at a discount to yield gross proceeds of $350,000. The 11.125% Senior Discount Notes will not bear cash interest prior to October 15, 2002.

     The 11.125% Senior Discount Notes are redeemable, in whole or in part, at any time on or after October 15, 2002 at the option of the Company. The 11.125% Senior Discount Notes have redemption prices starting at 105.562% of the principal amount at maturity and declining to 100% of the principal amount at maturity, plus any accrued interest.

     The 9.8% Senior Discount Notes, the 11% Senior Discount Notes, the 10% Senior Notes and the 11.125% Senior Discount Notes contain certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations. At December 31, 2000 the Company was restricted from making any dividend payments under the terms of the Indentures.

     Contractual maturities of long-term debt are as follows:

                                                     AGGREGATE
             YEAR ENDING DECEMBER 31,                 AMOUNTS
             ------------------------                ---------
  2001.............................................   $   --
  2002.............................................   $2,000
  2003.............................................   $4,000
  2004.............................................   $4,000
  2005.............................................   $4,000

                                RCN CORPORATION

     In July 1999, the Company entered into $250,000 of two-year interest rate protection agreements with various counterparties. These agreements convert $250,000 of the Company's floating rate debt under the Chase Facility to a fixed rate of approximately 6.08%. For the year's ended December 31, 2000 and 1999, the Company's reported interest expense was approximately ($631) lower in 2000 and $432 higher in 1999 due to these agreements.

11. INCOME TAXES

     The (benefit)for income taxes is reflected in the Consolidated Statements of Operations as follows:

                                                         2000       1999       1998
                                                        -------    -------    -------
Current:
  Federal.............................................  $   (14)   $    --    $    --
  State...............................................       73        659      1,149
                                                        -------    -------    -------
Total Current.........................................       59        659      1,149
                                                        -------    -------    -------
Deferred:
  Federal.............................................   (3,282)    (3,169)    (4,410)
  State...............................................   (1,555)    (2,584)    (1,737)
                                                        -------    -------    -------
Total Deferred........................................   (4,837)    (5,753)    (6,147)
                                                        -------    -------    -------
(Benefit) for income taxes:
  Before extraordinary item...........................   (4,778)    (5,094)    (4,998)
                                                        -------    -------    -------
Total (benefit) provision for income taxes............  $(4,778)   $(5,094)   $(4,998)
                                                        =======    =======    =======

     Temporary differences that give rise to a significant portion of deferred tax assets and liabilities at December 31, are as follows:

                                                         2000         1999
                                                       ---------    ---------
Net operating loss carryforwards.....................  $ 563,355    $ 213,961
Alternative minimum tax credits......................     12,747           --
Employee benefit plans...............................      2,860        2,076
Reserve for bad debt.................................      3,468        4,097
Start-up costs.......................................     11,916        3,980
Investment in unconsolidated entity..................     36,824       24,503
Deferred revenue.....................................      1,348        1,256
Intangibles..........................................      9,390        1,912
Other, net...........................................      8,895        6,535
                                                       ---------    ---------
Total deferred tax assets............................    650,803      258,320
                                                       ---------    ---------
Property, plant and equipment........................    (63,840)     (24,409)
                                                       ---------    ---------
Total deferred liabilities...........................    (63,840)     (24,409)
                                                       ---------    ---------
Subtotal.............................................    586,963      233,911
Valuation allowance..................................   (587,645)    (235,375)
                                                       ---------    ---------
Total deferred taxes.................................  $    (682)   $  (1,464)
                                                       =========    =========

     During 2000, the Company generated federal net operating losses in the amount of $733,008 and acquired separate return limitation year (SRLY) net operating losses from the 2000 acquisitions of $119,440 which results in a deferred tax asset totaling $298,357. In the opinion of management, the Company is not certain of

                                RCN CORPORATION
the realization of all of its deferred tax assets. Thus, a valuation allowance has been provided against the net federal deferred tax asset. A valuation allowance has also been provided, as in past years, against the state net operating losses, which, in the opinion of management, are also uncertain as to their realization.

     The net change in the valuation allowance for deferred tax assets during 2000 and 1999 was an increase of $352,270 and $153,307, respectively.

     Net operating losses will expire as follows:

                                                       FEDERAL        STATE
                                                      ----------    ----------
2007 - 2012.........................................  $   26,261    $  908,690
2017 - 2020.........................................   1,287,345       533,090
                                                      ----------    ----------
Total...............................................  $1,313,606    $1,441,780
                                                      ==========    ==========

     The (benefit) for income taxes is different from the amounts computed by applying the U.S. statutory federal tax rate of 35%. The differences are as follows:

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                  -----------------------------------
                                                    2000         1999         1998
                                                  ---------    ---------    ---------
(Loss) before (benefit) for income taxes and
  extraordinary item............................  $(773,492)   $(359,699)   $(209,799)
                                                  =========    =========    =========
Federal income tax benefit at statutory rate....  $(270,722)   $(125,895)   $ (73,430)
State income taxes net of federal income tax
  benefit.......................................       (963)      (1,042)        (382)
Federal valuation allowance.....................    255,201      115,382       45,035
Write down of acquired R&D costs................         --           --        6,403
Amortization of goodwill........................     13,039        8,610        5,580
Contribution to subsidiary -- Goodwill..........         --           --        3,744
Estimated nondeductible expenses................     (3,000)      (3,000)      10,472
Stock options exercised.........................         --           --           --
Other, net......................................      1,667          851       (2,420)
                                                  ---------    ---------    ---------
Total (benefit) for income taxes................  $  (4,778)   $  (5,094)   $  (4,998)
                                                  =========    =========    =========

12. STOCKHOLDERS' EQUITY AND STOCK PLANS

     The Company has authorized 200,000,000 shares of $1 par value common stock and 400,000,000 shares of $1 par value Class B nonvoting common stock. The Company also has authorized 25,000,000 shares of $1 par value preferred stock. At December 31, 2000, 87,104,229 shares of common stock are issued and 86,539,600 shares of common stock are outstanding. At December 31, 1999, 77,724,070 shares of common stock are issued and 77,162,070 shares of common stock are outstanding.

  Incentive Stock Options

     The 1997 RCN Corporation Stock Option Plan ("the 1997 Plan") contemplates the issuance of incentive stock options, as well as stock options that are not designated as incentive stock options, performance-based stock options, stock appreciation rights, performance share units, restricted stock, phantom stock units and other stock-based awards (collectively, "Awards"). Up to 30,000,000 shares of Common Stock, plus 3,040,100 shares of Common Stock issuable in connection with the Distribution related option adjustments, may be issued pursuant to Awards granted under the 1997 Plan.

                                RCN CORPORATION

     Unless earlier terminated by the Company Board, the 1997 Plan will expire on the tenth anniversary of the Distribution.

     The Company granted 5,322,034 Incentive Stock Options ("ISO's") to employees during the year ended December 31, 2000 with the fair value under SFAS No. 123 of $10,308. The Company recognized $27,845 of compensation expense during the year 2000 for options granted in 2000. As of December 31, 2000, the Company had not reflected $17,537 of unamortized compensation expense in its financial statements for options granted in 2000.

     The fair value for these options was estimated at the date of grant using a Black Scholes option pricing model with weighted average assumptions for dividend yield of 0% for 2000, 1999 and 1998; expected volatility of 86.4% for 2000, 59.9% for 1999, and 78.9% for 1998; risk-free interest rate of 5.06%,
5.62% and 4.72% for 2000, 1999 and 1998, respectively; and expected lives of 3 years for 2000, 3 years for 1999 and 5 years for 1998.

     The weighted-average fair value of options granted during 2000 was $15.20.

     Information relating to Incentive stock options and Non-qualified stock options are as follows:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                        NUMBER OF     EXERCISE
                                                          SHARES       PRICE
                                                        ----------    --------
Outstanding December 31, 1997.........................   7,107,100     $11.95
  Granted.............................................   2,527,424     $14.81
  Exercised...........................................     408,389     $ 4.82
  Canceled............................................     373,993     $15.22
                                                        ----------
Outstanding December 31, 1998.........................   8,852,142     $12.96
  Granted.............................................   3,393,071     $41.63
  Exercised...........................................   1,507,119     $23.72
  Canceled............................................   1,153,222     $ 8.26
                                                        ----------
Outstanding December 31, 1999.........................   9,584,872     $22.34
  Granted.............................................   5,322,034     $23.09
  Exercised...........................................     567,434     $11.66
  Canceled............................................   1,354,762     $28.94
                                                        ==========
Outstanding December 31, 2000.........................  12,985,110     $22.40
Shares exercisable December 31, 2000..................   5,020,181     $16.74

     The following table summarizes stock options outstanding and exercisable at December 31, 2000:

                            STOCK OPTIONS OUTSTANDING                STOCK OPTIONS EXERCISABLE
                 ------------------------------------------------   ----------------------------
                              WEIGHTED AVERAGE
   RANGE OF                      REMAINING       WEIGHTED AVERAGE               WEIGHTED AVERAGE
EXERCISE PRICES    SHARES     CONTRACTUAL LIFE    EXERCISE PRICE     SHARES      EXERCISE PRICE
---------------  ----------   ----------------   ----------------   ---------   ----------------
 1.30 - 15.36     5,449,115         5.8               $11.43        3,758,272        $10.36
15.37 - 30.74     5,055,431         4.7               $23.09          472,524        $21.59
30.75 - 44.99     1,156,060         3.7               $41.14          379,019        $41.34
45.00 - 60.11     1,220,504         3.6               $47.14          410,366        $46.93
60.12 - 70.50       104,000         4.2               $65.06               --
                 ----------         ---                             ---------
                 12,985,110         5.0                             5,020,181

                                RCN CORPORATION

  Outperform Stock Option Plan

     In June 2000, the Company adopted an outperform stock option("OSO") program pursuant to the Company's 1997 Equity Incentive Plan. The OSO program was designed so that the Company's stockholders would receive a market return on their investment before OSO holders receive any return on their options. The Company believes that the OSO program aligns directly management's and stockholders' interests by basing the ultimate stock option value on the Company's ability to outperform the market in general, as measured by the Standard & Poor's ("S&P") 500 Index (over the term of the option). Participants in the OSO program do not realize any value from awards unless the common stock price outperforms the S&P 500 Index. When the stock price gain is greater than the corresponding gain on the S&P 500 Index, the value received for awards under the OSO program is based on a formula involving a multiplier related to the level by which the common stock outperforms the S&P 500 Index. To the extent that the Company's common stock outperforms the S&P 500 Index, the value of the OSO's to a holder may exceed the value of other stock options.

     OSO grants are made to participants employed on the date of the grant. Each award vests in equal installments over five years and has a ten-year life.

     The Company granted 3,000,000 OSO's to employees during the year ended December 31, 2000 with a fair value under SFAS No. 123 of $42,776. The Company recognized $17,910 of compensation expense during the year 2000 for options granted in 2000. As of December 31, 2000, the Company had not reflected $24,866 of unamortized compensation expense in its financial statements for options granted in 2000.

     The fair value for these options was estimated at the date of grant using a Black Scholes option pricing model with weighted average assumptions for dividend yield of 0% for 2000, 1999 and 1998; expected volatility of 86.4% for 2000, 59.9% for 1999, and 78.9% for 1998; risk-free interest rate of 5.06%,
5.62% and 4.72% for 2000, 1999 and 1998, respectively; and expected lives of 5 years for 2000.

     Information relating to Outperform stock options is as follows:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                         NUMBER OF    EXERCISE
                                                          SHARES       PRICE
                                                         ---------    --------
Outstanding December 31, 1999..........................         --
  Granted..............................................  3,000,000     $38.12
  Exercised............................................         --     $   --
  Canceled.............................................         --     $   --
                                                         =========
Outstanding December 31, 2000..........................  3,000,000     $38.12
Shares exercisable December 31, 2000...................    600,000     $38.12

  Restricted Stock

     In 2000, the Company issued 570,257 shares of restricted stock with a fair value of $37,941. During the performance period the grantee may vote the shares, but the shares are subject to transfer restrictions and are all or partially forfeited if a grantee terminates employment with the Company. The restricted stock vests over three years, 1/3 after year two and the remaining 2/3 after year three. The restricted stock is considered issued and outstanding.

     The Company recorded $12,052 of non-cash compensation expense for the year ended December 31, 2000 relating to its restricted stock program.

     As of December 31, 2000, the Company had unearned compensation costs of $25,889 which is being amortized to expense over the restriction period.

                                RCN CORPORATION

  Preferred Stock

     On February 28, 2000, Vulcan Ventures Incorporated ("Vulcan"), the investment organization of Paul G. Allen, made a $1.65 billion investment in the Company. The investment is in the form of mandatorily convertible cumulative preferred stock (the "Series B Preferred Stock"), which will be converted into Common Stock or Class B Stock, no later than seven years after it is issued. We have the option of redeeming at any time after August 28, 2003. Vulcan has purchased 1,650,000 shares of the Series B Preferred Stock. The Series B Preferred Stock has a liquidation preference of $1,000 per share and is convertible at a price of $62 per share. All dividends will be paid in additional shares of Preferred Stock. At December 31, 2000 we had paid cumulative dividends in the amount of $98,965 in the form of 98,965 additional Series B Preferred Stock. At December 31, 2000 the number of shares that would be issued upon conversion of the Series B Preferred Stock was 28,209,113. In connection with the investment Vulcan appointed William D. Savoy, President of Vulcan and Edward S. Harris, Investment Analyst with Vulcan to our Board of Directors. The Preferred Stock has a dividend rate of 7% per annum.

     On April 7, 1999, Hicks, Muse, Tate & Furst, through Hicks Muse Fund IV purchased 250,000 shares of Series A Preferred Stock, par value $1 per share, for gross proceeds of $250,000. The Series A Preferred Stock is convertible into common stock at any time and is subject to a mandatory redemption on March 31, 2014 at $1.00 per share, plus accrued and unpaid dividends, but may be called by the Company after four years. The Series A Preferred Stock is cumulative and has an annual dividend rate of 7% payable quarterly in cash or additional shares of Series A Preferred Stock and has a conversion price of $39.00 per share. At December 31, 2000 we had paid cumulative dividends in the amount of $31,955 in the form of 31,955 additional Series A Preferred Stock. At December 31, 2000 the number of common shares that would be issued upon conversion of the Series A Preferred Stock was 7,229,615. In connection with the investment, Hicks, Muse, Tate & Furst appointed Michael Levitt to our Board of Directors.

  Equity Offerings

     In June 1999 the Company completed a public offering of 9,200,000 shares of RCN Common Stock, with a price to the Public of $39.00 per share. The net proceeds to the Company were approximately $344,043 after deducting issuance costs.

     In June 1998, the Company completed a public offering of 6,794,500 shares of RCN Common Stock, with a price to the Public of $19.50 per share. Of the 6,794,500 shares offered, 6,098,355 were offered by the Company and 696,145 shares were offered by a Selling Stockholder. The net proceeds to the Company were approximately $112,866 after deducting issuance costs.

  Stock Split

     In March 1998, the Company's Board of Directors approved a two-for-one stock split, payable in the form of a 100% stock dividend. All share and per share data, stock option data, and market prices of the Company's Common Stock have been restated to reflect this stock dividend.

  Proforma Disclosure

     No compensation expense related to employee stock options granted prior to January 1, 2000 was recorded in 2000, 1999 or 1998 as the option exercise prices were equal to fair market value on the date granted.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123 for periods prior to January 1, 2000. The fair value for these options was estimated at the date of grant using a Black Scholes option pricing model with weighted average assumptions for dividend yield of 0%

                                RCN CORPORATION
for 1999 and 1998; expected volatility of 59.9% for 1999, and 78.9% for 1998; risk-free interest rate of 5.62% and 4.72% for 1999 and 1998, respectively; and expected lives of 3 years for 1999 and 5 years for 1998.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings and earnings per share were as follows:

                                            2000          1999         1998
                                         -----------    ---------    ---------
Net (loss) -- as reported..............  $  (891,466)   $(368,570)   $(205,442)
Net (loss) -- pro forma................  $(1,047,708)   $(384,941)   $(214,586)
Basic and diluted (loss) per
  share -- as reported.................  $    (10.59)   $   (5.12)   $   (3.36)
Basic and diluted (loss) per
  share -- pro forma...................  $    (12.44)   $   (5.34)   $   (3.51)

  Executive Stock Purchase Plan

     The Company has an Executive Stock Purchase Plan ("ESPP"), under which participants may defer, on a tax free basis, up to 20% of their annual salary plus bonus. The deferred funds are used to purchase shares of RCN Common Stock. Share units corresponding to the shares purchased credited to participants' accounts, and held for the benefit of the participant until the earlier of the end of the deferral period (no less than 3 years) or termination of employment. The Company issues a matching share unit for each share unit credited to a participant's account. The share units do not give such participant any rights as a shareholder. The matching share units vest three years from the deferral and are subject to forfeiture as provided in the ESPP.

     The number of shares which may be distributed under the RCN ESPP as matching shares or in payment of share units is 500,000. At December 31, 2000, there were 155,740 RCN ESPP shares arising from participants' contributions and 155,740 matching shares. The Company recognizes the cost of the matching shares over the vesting period. At December 31, 2000, deferred compensation cost relating to matching shares was $1,498. Expense recognized in 2000, 1999 and 1998 was $963, $656 and $615, respectively. Matching shares are included in weighted average shares outstanding for purposes of computing earnings per share.

13. PENSIONS AND EMPLOYEE BENEFITS

     In 1997, RCN established a 401(k) savings plan that also qualifies as an ESOP (the "ESOP"). Contributions charged to expense in 2000, 1999 and 1998 for these plans were $3,687, $1,948 and $1,596, respectively.

     The Company provides certain postemployment benefits to former or inactive employees of the Company who are not retirees. These benefits are primarily short-term disability salary continuance. The Company accrues the cost of postemployment benefits over employees' service lives. The Company uses the services of an enrolled actuary to calculate the expense. The net periodic postemployment benefit cost was approximately $1,028, $303 and $543 in 2000, 1999 and 1998, respectively.

14. COMMITMENTS AND CONTINGENCIES

     a. The Company had various purchase commitments at December 31, 2000 related to its 2001 construction budget.

     b. Total rental expense, primarily for office space and equipment, was $32,237, $18,321 and $10,475 for 2000, 1999 and 1998, respectively. At December
31, 2000, rental commitments under noncancellable leases,

                                RCN CORPORATION
excluding annual pole rental commitments of approximately $1,543 that are expected to continue indefinitely, are as follows:

                                                    AGGREGATE
YEAR                                                 AMOUNTS
----                                                ---------
2001..............................................  $ 49,201
2002..............................................  $ 46,153
2003..............................................  $ 43,071
2004..............................................  $ 41,851
2005..............................................  $ 38,240
Thereafter........................................  $248,380

     c. The Company has outstanding letters of credit aggregating $15,006 at December 31, 2000.

     d. In the normal course of business, there are various legal proceedings outstanding. In the opinion of management, these proceedings will not have a material adverse effect on the financial position or results of operations or liquidity of the Company.

     e. The Company has agreed to indemnify Cable Michigan and CTE and their respective subsidiaries against any and all liabilities which arise primarily from or relate primarily to the management or conduct of the business of the Company prior to the effective time of the Distribution. The Company has also agreed to indemnify Cable Michigan and CTE and their respective subsidiaries against 30% of any liability which arises from or relates to the management or conduct prior to the effective time of the Distribution of the businesses of C-TEC and its subsidiaries and which is not a true CTE liability, a true Cable Michigan liability or a true Company liability.

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

     Notwithstanding the above, if as a result of the acquisition of all or a portion of the Capital stock or assets of the Company or as a result of any other action taken by the Company, the distribution fails to qualify as a tax-free distribution under Section 355 of the Code, then the Company will be liable for any and all increases in tax attributable thereto.

     f. If, by September 30, 2002, the ESOP portion of the 401(k) Plan does not hold shares representing 3% of the total number of shares of Company Common Stock outstanding at September 30, 1997 as increased by the number of shares issuable to NSTAR Securities pursuant to the Exchange Agreement (collectively, "Outstanding Company Common Stock") with a market value at such time of not less than $24,000, the Company will issue to the ESOP, in exchange for a note from the ESOP (the "ESOP Note"), the amount of Company Common Stock necessary to increase the ESOP's holdings of Company Common Stock to that level, provided, however, that the Company is not obligated to issue shares to the ESOP in excess of 5% of the total number of shares of Outstanding Company Common Stock.

     As of December 31, 2000, the ESOP holds 29,746 shares of outstanding Company Common Stock.

                                RCN CORPORATION

15. RELATED PARTY TRANSACTIONS

     The Company had the following transactions with related parties during the years ended December 31, 2000, 1999 and 1998:

                                                         2000       1999       1998
                                                        -------    -------    -------
Corporate office costs allocated to related parties...  $ 1,996    $ 5,235    $ 9,946
Terminating revenues from related party...............    7,066      8,948     14,878
Expenses allocated to unconsolidated joint venture
  partner.............................................   21,776     21,466     14,681
Related party expenses for network construction.......   83,675     48,878         --
Related party expenses for utility service............    2,392      2,236         --

     At December 31, 2000 and 1999, the Company has accounts receivable from related parties of $37,874 and $8,015, respectively, for these transactions. At December 31, 2000 and 1999, the Company has accounts payable to related parties of $89,800 and $35,809, respectively, for these transactions.

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

  a. Cash and temporary cash investments

     These investments are carried at market value.

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

  d. Long-term debt

     The fair value of long-term debt was estimated based on the Company's current incremental borrowing rate for debt of the same remaining maturities.

                                RCN CORPORATION

  e. Letters of credit

     The contract amount of letters of credit represents a reasonable estimate of their value since such instruments reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace.

     The estimated carrying fair value of the Company's financial instruments is as follows at December 31:

                                              2000                        1999
                                    ------------------------    ------------------------
                                     CARRYING                    CARRYING
                                      AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                    ----------    ----------    ----------    ----------
Financial Assets:
  Cash and temporary cash
     investments..................  $  356,377    $  356,377    $  391,412    $  391,412
  Short-term investments..........  $1,372,015    $1,372,015    $1,401,877    $1,401,877
Investments restricted for debt
  service.........................  $       --    $       --    $   23,159    $   21,684
Financial Liabilities:
  Fixed rate long-term debt:
     Senior Notes 10.125%.........  $  375,000    $  225,000    $  375,000    $  375,000
     Senior Notes 10%.............  $  225,000    $  137,250    $  225,000    $  223,875
     Senior Discount Notes
       11.125%....................  $  495,248    $  240,418    $  448,430    $  426,742
     Senior Discount Notes 9.8%...  $  462,818    $  204,120    $  420,591    $  371,385
     Senior Discount Notes
       11.0%......................  $  196,447    $  102,702    $  176,495    $  166,891
Floating rate long-term debt:
  Term Loan B (Note 10)...........  $  500,000    $  450,000    $  500,000    $  500,000
Unrecognized financial
  instruments:
  Letters of credit...............  $   15,006    $   15,006    $    4,914    $    4,914

                                RCN CORPORATION

18. QUARTERLY INFORMATION (UNAUDITED)

2000                                          1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
----                                          -----------    -----------    -----------    -----------
Sales.......................................   $  71,257      $  78,952      $  88,245      $  94,996
Operating (loss) before non-cash stock based
  compensation, depreciation and
  amortization..............................   $ (67,550)     $ (72,696)     $ (83,147)     $(108,566)
Operating (loss)............................   $(111,962)     $(151,782)     $(182,391)     $(212,709)
Net (loss)..................................   $(138,121)     $(172,860)     $(198,038)     $(259,695)
Common Stock
  High......................................   $   72.00      $   51.50      $   29.75      $   19.00
  Low.......................................   $   45.06      $   20.06      $   17.50      $    6.06
1999                                          1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
----                                          -----------    -----------    -----------    -----------
Sales.......................................   $  67,388      $  66,929      $  69,622      $  72,054
Operating (loss) before depreciation,
  amortization and nonrecurring charges.....   $ (21,449)     $ (25,406)     $ (32,587)     $ (52,525)
Operating (loss)............................   $ (53,723)     $ (55,947)     $ (68,720)     $ (99,620)
Loss before extraordinary item..............   $ (67,754)     $ (63,358)     $ (91,774)     $(131,718)
Loss before extraordinary item common
  share.....................................   $   (1.03)     $   (0.97)     $   (1.26)     $   (1.78)
Net (loss)..................................   $ (67,754)     $ (63,782)     $ (91,774)     $(131,718)
Common Stock
  High......................................   $   39.75      $   54.50      $   51.50      $   54.25
  Low.......................................   $   17.75      $   33.75      $   32.25      $   37.31

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

                                          /s/     TIMOTHY J. STOKLOSA
                                          --------------------------------------
                                                   Timothy J. Stoklosa
                                                 Executive Vice President
                                                 Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of RCN Corporation

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 26 present fairly, in all material respects, the financial position of RCN Corporation and its Subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 26 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the financial statements, the Company changed its method of accounting for stock-based compensation in 2000.

                                          /s/ PRICEWATERHOUSECOOPERS LLP
                                          --------------------------------------
                                                PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 2, 2001