Form 10-Q
period 2001-03-31
RCN CORP /DE/
filed 2001-05-14
CIK 1041858

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIODS FROM                TO                .

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

                              YES  [X]     NO  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of March 31, 2001.

Common Stock................................................  87,725,546

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                RCN CORPORATION

                                     INDEX

PART I.   FINANCIAL INFORMATION
          Item 1.  Financial Statements........................................    2
                   Condensed Consolidated Statements of Operations-Quarters
                   Ended March 31, 2001 and 2000...............................    2
                   Condensed Consolidated Balance Sheets -- March 31, 2001 and
                   December 31, 2000...........................................    3
                   Condensed Consolidated Statements of Cash Flows-Quarters
                   Ended March 31, 2001 and 2000...............................    4
                   Notes to Condensed Consolidated Financial Statements........    5
          Item 2.  Management's Discussion and Analysis of Results of
                   Operations and Financial Condition..........................    9
          Item 3.  Quantitative and Qualitative Disclosures About Market
                   Risk........................................................   16
PART II.  OTHER INFORMATION....................................................   18
          Item 6.  Exhibits and Reports on Form 8-K............................   18
SIGNATURE......................................................................   19

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        RCN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   QUARTERS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                 2001          2000
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS,
                                                                EXCEPT PER SHARE AND
                                                                  PER SHARE DATA)
                                                                    (UNAUDITED)
Sales.......................................................  $  105,949    $   71,257
Costs and expenses..........................................     190,278       137,766
Non-cash stock based compensation...........................      14,326         1,041
Write-down of construction material.........................      16,000            --
Depreciation and amortization...............................      91,676        44,412
                                                              ----------    ----------
Operating (loss)............................................    (206,331)     (111,962)
Investment income...........................................      37,464        35,052
Interest expense............................................     (53,566)      (53,337)
Other income (expense), net.................................        (552)          138
                                                              ----------    ----------
(Loss) before income taxes..................................    (222,985)     (130,109)
(Benefit) for income taxes..................................      (2,578)         (796)
                                                              ----------    ----------
(Loss) before equity in unconsolidated entities and minority
  interest..................................................    (220,407)     (129,313)
Equity in (loss) of unconsolidated entities.................      (7,172)      (13,201)
Minority interest in loss of consolidated entities..........       6,610         4,393
                                                              ----------    ----------
Net (loss)..................................................  $ (220,969)   $ (138,121)
Preferred dividend and accretion requirements...............      36,972        15,462
                                                              ----------    ----------
Net (loss) to common shareholders...........................  $ (257,941)   $ (153,583)
                                                              ==========    ==========
Basic and Diluted (loss) per average common share:
  Net (loss) to shareholders................................  $    (2.95)   $    (1.95)
                                                              ==========    ==========
  Weighted average shares outstanding.......................  87,493,124    78,921,825

     See accompanying notes to Condensed Consolidated Financial Statements.

                        RCN CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31,     DECEMBER 31,
                                                                 2001           2000
                                                              ----------    ------------
                                                                (DOLLARS IN THOUSANDS)
                                                                     (UNAUDITED)
ASSETS
Current assets:
  Cash and temporary cash investments.......................  $  302,266    $   356,377
  Short-term investments....................................     932,628      1,372,015
  Accounts receivable from related parties..................      45,439         37,874
  Accounts receivable, net of reserve for doubtful accounts
    of $10,274 at March 31, 2001 and $4,123 at December 31,
    2000....................................................      49,585         50,681
  Unbilled Revenues.........................................       2,515          2,197
  Interest and dividends receivable.........................      15,245         13,365
  Prepayments and other.....................................      17,460         21,822
                                                              ----------    -----------
Total current assets........................................   1,365,138      1,854,331
Property, plant and equipment, net of accumulated
  depreciation of $481,505 at March 31, 2001 and $420,659 at
  December 31, 2000.........................................   2,405,286      2,255,959
Investments.................................................     222,367        204,946
Intangible assets, net of accumulated amortization of
  $267,353 at March 31, 2001 and $274,924 at December 31,
  2000......................................................     354,244        389,672
Deferred charges and other assets...........................      56,081         70,644
                                                              ----------    -----------
Total assets................................................  $4,403,116    $ 4,775,552
                                                              ==========    ===========
LIABILITIES, REDEEMABLE PREFERRED AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Current maturities of capital lease obligations...........  $      258    $       355
  Accounts payable..........................................      49,088        198,562
  Accounts payable to related parties.......................      56,145         89,800
  Advance billings and customer deposits....................      26,934         24,638
  Accrued expenses..........................................     215,991        217,534
                                                              ----------    -----------
Total current liabilities...................................     348,416        530,889
Long-term debt..............................................   2,286,882      2,257,357
Other deferred credits......................................      21,688         25,983
Minority interest...........................................      66,774         75,232
Commitments and contingencies
  Redeemable preferred stock, par value $1 per share:
    Authorized 25,000,000 shares: Issued and outstanding
    2,066,460 at March 31, 2001 and 2,030,919 at December
    31, 2000................................................   2,027,585      1,990,613
Common shareholders' equity:
  Common stock, par value $1 per share: Authorized
    200,000,000 shares: Issued and outstanding 88,239,161 at
    March 31, 2001 and 87,104,229 December 31, 2000.........      88,239         87,104
  Class B Common stock, par value $1 per share: Authorized
    400,000,000 shares: none issued.........................          --             --
  Additional paid-in capital................................   1,333,447      1,325,018
  Cumulative translation adjustments........................      (6,425)        (6,695)
  Unearned compensation expense.............................     (24,940)       (25,889)
  Unrealized appreciation on investments....................      10,294          8,125
  Treasury stock, 513,615 shares and 564,629 shares at cost
    at March 31, 2001 and December 31, 2000, respectively...      (8,309)        (9,591)
  Accumulated deficit.......................................  (1,740,535)    (1,482,594)
                                                              ----------    -----------
Total common shareholders' (deficit)........................    (348,229)      (104,552)
                                                              ----------    -----------
Total liabilities, redeemable preferred and common
  shareholders' (deficit)...................................  $4,403,116    $ 4,775,552
                                                              ==========    ===========

     See accompanying notes to Condensed Consolidated Financial Statements.

                        RCN CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  QUARTERS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                2001          2000
                                                              ---------    ----------
                                                              (DOLLARS IN THOUSANDS)
                                                                    (UNAUDITED)
NET CASH (USED IN) OPERATING ACTIVITIES.....................  $(267,484)   $ (139,987)
                                                              ---------    ----------
Cash Flows from Investing Activities
  Additions to property, plant & equipment..................   (203,311)     (155,262)
  Short-term investments, net...............................    441,556       (43,405)
  Investment and advance to unconsolidated entities.........    (22,760)      (19,108)
  Other.....................................................     (1,562)       (5,360)
                                                              ---------    ----------
  Net cash provided by (used in) investing activities.......    213,923      (223,135)
                                                              ---------    ----------
Cash Flows from Financing Activities
  Payments of capital lease obligation......................       (641)         (519)
  Purchase of treasury stock................................         --          (200)
  Payments made for debt financing costs....................         --          (179)
  Contribution from minority interest partner...............         --        61,005
  Proceeds from the issuance of preferred stock.............         --     1,614,428
  Proceeds from the exercise of stock options...............         91         5,329
                                                              ---------    ----------
  Net cash (used in) provided by financing activities.......       (550)    1,679,864
                                                              ---------    ----------
  Net (decrease) increase in cash and temporary cash
     investments............................................    (54,111)    1,316,742
  Cash and temporary cash investments at beginning of
     year...................................................    356,377       391,412
                                                              ---------    ----------
  Cash and temporary cash investments at March 31...........  $ 302,266    $1,708,154
                                                              =========    ==========
  Supplemental disclosures of cash flow information Cash
     paid during the periods for:
     Interest (net of amounts capitalized)..................  $  25,734    $    8,279
                                                              =========    ==========
     Income taxes...........................................  $      --    $      181
                                                              =========    ==========

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

     Our services are delivered over our own high-speed, high-capacity, fiber-optic Megaband(TM) Network. We are building our Megaband(TM) Network in the most densely populated areas of the nation consisting of only 6% of the nations geography, which we believe includes 44% of the residential telecommunications market. We generally build our Megaband(TM) Network in communities where we can reach 150 homes per mile of network plant. By comparison, we believe the average density level of the cable incumbents and the phone incumbents is 38 and 26 homes per mile of plant, respectively (Source: The Yankee Group). The Megaband(TM) Network is a unique broadband fiber-optic platform that employs SONET ring backbone architecture and localized nodes. This architecture allows us to bring our state-of-the-art fiber-optics to travel within approximately 900 feet of our customers, with fewer electronics and lower maintenance costs than existing competitors' local networks. We have designed our Megaband(TM) Network to have significant excess capacity so that we believe we have the capability of adding new communications services more efficiently and effectively than the incumbents or other competitors.

     2. The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of the management of the Company, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

     3. Stock Options

  Incentive Stock Options

     The Company granted 1,609,034 Incentive Stock Options("ISO's") to employees during the quarter ended March 31, 2001 with a fair value under SFAS No. 123 of $2,474.

     The fair value recognized in the first quarter of 2001 under SFAS No. 123 for the ISO's granted to employees for services performed prior to March 31, 2001 was approximately $3,301. As of March 31, 2001, the Company had not reflected $16,649 of unamortized compensation expense in its financial statements for options granted as of March 31, 2001. The unamortized compensation expense is recognized over the ISO's vesting period, which is approximately three years.

  Outperform Stock Option Plan

     The Company granted 87,500 OSO's to employees during the quarter ended March 31, 2001 with a fair value recognized under SFAS No. 123 of $520.

                        RCN CORPORATION AND SUBSIDIARIES

                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

     The fair value recognized in the first quarter of 2001 under SFAS No. 123 for the OSO's granted to employees for services performed prior to March 31, 2001 was approximately $6,665. As of March 31, 2001, the Company had not reflected $45,038 of unamortized compensation expense in its financial statements for options granted as of March 31, 2001. The unamortized compensation expense is recognized over the OSO's vesting period, which is approximately five years.

  Restricted Stock

     The Company recorded $3,949 of non-cash compensation expense for the quarter ended March 31, 2001 relating to its restricted stock program.

     As of March 31, 2001, the Company had unearned compensation costs of $24,940 which is being amortized to expense over the restriction period.

  Preferred Stock

     At March 31, 2001 we had paid cumulative dividends in the amount of $129,572 in the form of 2,089,873 additional shares of Series B Preferred Stock. At March 31, 2001 the number of shares that would be issued upon conversion of the Series B Preferred Stock was 28,702,776.

     At March 31, 2001 we had paid cumulative dividends in the amount of $36,888 in the form of 945,849 additional Series A Preferred Stock. At March 31, 2000 the number of common shares that would be issued upon conversion of the Series A Preferred Stock was 7,356,105.

     4. Basic loss per share is computed based on net (loss) after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period.

     Diluted loss per share is computed based on net (loss) after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock and stock options which would have been assumed to be converted in the quarters ended March 31, 2001, and 2000 and have a dilutive effect if the Company had income from continuing operations is 36,486,065 and 22,192,772, respectively.

                        RCN CORPORATION AND SUBSIDIARIES

                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                              QUARTER ENDED MARCH 31,
                                                              ------------------------
                                                                 2001          2000
                                                              ----------    ----------
Net (loss)..................................................  $ (220,969)   $ (138,121)
Preferred stock dividend and accretion requirements.........      36,972        15,462
                                                              ----------    ----------
Net loss to common shareholders.............................  $ (257,941)   $ (153,583)
Basic loss per average common share:
  Weighted average shares outstanding.......................  87,493,124    78,921,825
  Loss per average common share.............................  $    (2.95)   $    (1.95)
Diluted loss per average common share:
  Weighted average shares outstanding.......................  87,493,124    78,921,825
  Dilutive shares...........................................          --            --
                                                              ----------    ----------
  Weighted average shares and common stock equivalents
     outstanding............................................  87,493,124     8,921,825
                                                              ==========    ==========
  Loss per average common share.............................  $    (2.95)   $    (1.95)

     5. The Company primarily has two components of comprehensive income, cumulative translation adjustments and unrealized appreciation/depreciation on investments. The amount of other comprehensive loss for the quarters ended March 31, 2001 and March 31, 2000 was ($218,530) and ($151,570), respectively.

     6. RCN is party to the RCN-BECOCOM joint venture with NSTAR Communications, Inc. ("NSTAR Communications"), a subsidiary of NSTAR, regarding construction of our Megaband(TM) Network and operation of our telecommunications business in the Boston metropolitan area. NSTAR is a holding company that, through its subsidiaries, provides regulated electric and gas utility services in the Boston area. Pursuant to the joint venture agreements, both parties have agreed to make capital contributions in accordance with their respective membership interests. In addition, RCN has access to and use of NSTAR's large fiber-optic network, rights of way and construction expertise. Pursuant to an exchange agreement between NSTAR Communications and RCN, NSTAR Securities has the right, from time to time, to convert portions of its ownership interest in RCN-BECOCOM into shares of the Company's Common Stock, based on an appraised value of such interest. Shares issued upon such exchanges are issued to NSTAR Securities. As of March 31, 2000, NSTAR Securities has exchanged portions of its interest for a total of 4,097,193 shares of RCN Common Stock. Following such exchanges, NSTAR Securities retains a 23.14% sharing ratio in the joint venture, and the right to invest as if it owned a 49% interest. Such investment percentage will decrease to the extent NSTAR Securities disposes of any such RCN Common Stock. In April 2000, NSTAR Securities gave notice of its intent to convert its remaining ownership interest into shares of the Company's Common Stock. In October 2000, the Company and NSTAR Communications reached an agreement in principle regarding settlement of the final valuation of that exchange and to amend certain other agreements governing the RCN-BecoCom, LLC joint venture (the "Joint Venture"). If the transaction is consummated pursuant to the agreement in principle, NSTAR Securities would receive 7.5 million shares of the Company's Common Stock in exchange for its remaining membership interest in the Joint Venture, representing $152 million invested by NSTAR Communications. In addition, a new class of security in the Joint Venture would be created. NSTAR Communications would be permitted to invest up to $100 million in such security, which would carry a cash coupon rate of 1.84% per month, guaranteed by the Company. Such coupon would include amortization of principal, which would be fully amortized over a fifteen year term (callable after eight years, subject to certain make-whole requirements). NSTAR Communications, at its election, may choose to designate the amounts it contributes under future capital calls as either common equity or the new security in the Joint Venture. Future investments by NSTAR Communications would not be convertible into Company stock. In addition, the Joint Venture and NSTAR Communications would amend certain of their agreements to incorporate an incentive and penalty provision for construction activities and expand the relevant market in which the Joint Venture

                        RCN CORPORATION AND SUBSIDIARIES

                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

operates. The parties have been continuing to discuss this agreement in principle and no assurance can be given that it will be consummated on the terms described above. RCN-BECOCOM is consolidated in our financial statements.

     7. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities". This Statement establishes accounting and reporting standard requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. FASB 133, as amended by SFAS Nos 137 and 138, requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and is effective for fiscal years beginning after January 1, 2001. As the Company does not have significant derivative financial instruments, the adoption of SFAS 133 did not have a significant impact on reported earnings and/or other comprehensive income.

     8. In late December of 2000, the Company announced a change in its growth trajectory. In conjunction with that change, the Company began an assessment, which is ongoing, of the value of its inventory levels in relation to currently planned construction materials requirements. Such assessment processes resulted in the identification of certain excess inventory which could not be disbursed for alternative use and which was either to be returned to vendors, resold in a secondary market or obsolete. The Company estimated that the minimum loss in value approximated $16,000 and in the first quarter of 2001 recorded a charge to earnings of an equivalent amount. The Company is continuing to refine its inventory management in order to minimize losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 (Thousands of Dollars, Except Per Share Data)

     Some of the statements made by us in this Form 10-Q discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The "forward-looking" information is based on various factors and was derived using numerous assumptions. In some cases, these so-called forward-looking statements can be identified by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. These statements only reflect our predictions. Actual events or results may differ substantially. Important factors that could cause actual results to be materially different from anticipated results and expectations expressed in any forward-looking statements made by or on behalf of us include availability of financing, ability to obtain regulatory approvals, uncertainty relating to economic conditions, government and regulatory policies, pricing and availability of equipment, materials, inventory and programming, the number of potential customers in a target market, the completion of acquisitions or divestitures, acceptance of our services, the availability and success of strategic alliances or relationships, technological, regulatory or other developments in the industry, changes in the competitive climate in which we operate, and the emergence of future opportunities. These and other applicable risks are summarized under the caption "Risk Factors" in the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 2, 2000. Statements in this Form 10-Q should be evaluated in light of these important factors.

     The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Form 10-K.

GENERAL

     The Company's primary business is delivering bundled communications services to residential customers over the Company's own network to 7 of the 10 most densely populated areas of the country. The Company currently operates in Boston, New York, Philadelphia suburbs, Washington DC, Chicago, San Francisco and Los Angeles.

     ResiLink(SM) is the brand name of the Company's bundled service that enables residential customers to enjoy a bundle of Phone, Cable TV and High-Speed Internet for a flat monthly price. The bundles are designed to appeal to consumers seeking simplification and value. In addition to ResiLink(SM), the Company sells Phone, Cable TV and dial-up Internet to residential customers on an a-la-carte basis, and the Company provides communication services to commercial customers. The Company is working to leverage the excess capacity of it's Megaband(TM) Network to allow the Company to expand its offering of new services.

     The Company's services are delivered over its own high-speed, high-capacity, fiber-optic Megaband(TM) Network. The Company is building its Megaband(TM) Network in the most densely populated areas of the nation, which we believe gives the Company access to 44% of the residential telecommunications market by building its network in only 6% of the nation's geography. The Company generally builds its Megaband(TM) Network in communities where it can reach up to 150 homes per mile of network plant. By comparison, we believe the average density level of the cable incumbents and the phone incumbents is 38 and 26 homes per mile of plant, respectively (Source: The Yankee Group). The Megaband(TM) Network is a unique broadband fiber-optic platform that employs SONET ring backbone architecture and localized nodes. This architecture allows the Company to bring its state-of-the-art fiber-optics to travel within approximately 900 feet of its customers, with fewer electronics and lower maintenance costs than existing competitors' local networks. The Company has designed the Megaband(TM) Network to have significant excess capacity. The Company believes that it has the capability of adding new communications services more efficiently and effectively than the incumbents or other competitors could manage.

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

RESULTS OF OPERATIONS

  Three Months Ended March 31, 2001 Compared to Three Months Ended March 31,
2000

     For the quarter ended March 31, 2001, sales increased 34,692, or 48.7%, to $105,949 from $71,257 for the same period in 2000. Operating losses before non-cash stock-based compensation, write-down of construction material, depreciation and amortization were ($84,329) as compared to ($66,509) for the same period in 2000.

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

     Internet sales represent Internet access fees billed at contracted rates, as well as, related revenues including web hosting and dedicated access. The Company offers both dial-up and high-speed cable modem services.

     Total sales increased $34,692, or 48.7%, to $105,949 for the quarter ended March 31, 2001 from $71,257 for the quarter ended March 31, 2000. The increase primarily resulted from a higher percentage of cable modem subscribers coupled with an increase in average service connections, which increased 23.3% to approximately 895,000 for the quarter ended March 31, 2001 from approximately 726,000 for the quarter ended March 31, 2000 (including connections of the Starpower joint venture the average service connections were approximately 1,143,000 and 944,000, respectively). The increase in average service connections resulted principally from the acquisition of 21st Century and from growth in average on-net connections, which increased 107.8% from approximately 226,000 for the quarter ended March 31, 2000 to approximately 470,000 for the quarter ended March 31, 2001. Total on-net connections increased 107.1% from 244,000 at March 31, 2000 to 504,000 at March 31, 2001.

     Phone sales increased $10,069, or 74.1%, to $23,662 for the quarter ended March 31, 2001 from $13,593 for the quarter ended March 31, 2000. Average on-net Phone connections increased approximately 129.7% to approximately 146,000 for the quarter ended March 31, 2001 (including connections of the Starpower joint venture the average on-net connections were approximately 152,000) from approximately 63,000 for the quarter ended March 31, 2000. Average off-net Phone connections decreased approximately 17.7% to approximately 30,000 for the quarter ended March 31, 2001 from approximately 37,000 for the quarter ended March 31, 2000. The increase in Phone revenue is attributable to higher average connections of approximately $11,500 partially offset by a decrease in revenue per connection of approximately 0.8%. Although minutes, calls and average call length increased, revenue per minute declined.

     Cable TV sales increased $13,991, or 42.4%, to $46,970 for the quarter ended March 31, 2001 from $32,979 for the quarter ended March 31, 2000. The increase was primarily due to approximately 121,000 additional average Cable TV connections for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. Average on-net Cable TV connections grew 116,000 or 82.8% to approximately 255,000 for the quarter ended March 31, 2001 (including connections of the Starpower joint venture the average on-net Cable TV connections were approximately 276,000) from approximately 140,000 for the quarter ended March 31, 2000. Average off-net Cable TV connections were approximately 154,000 and 149,000 for the quarter ended March 31, 2001 and 2000, respectively. Approximately $7,000 of the overall increase in Cable TV sales was attributable to the 21st Century acquisition and of the remainder approximately $4,600 was attributable to higher service connections and approximately $2,400 was attributable to higher average revenue per connection.

     Internet sales increased $8,335, or 50.5% to $24,852 for the quarter ended March 31, 2001 from $16,517 for the quarter ended March 31, 2000. Approximately half of the increase in Internet sales was due to the acquisition of 21st Century, the remainder was predominately attributable to an increase in the quality of Internet sales and connections, by replacing dial-up sales with High-Speed cable modem sales hence increasing the revenue per connection. The Company did experienced a decline in dial-up Internet subscribers resulting from increased competition from free Internet and broadband services.

     For the quarter ended March 31, 2001, the Company had approximately 241,000 average off-net Internet connections and approximately 69,000 average on-net Internet connections (including connections of the Starpower joint venture the average Internet connections were approximately 439,000 and 74,000, respectively). For the quarter ended March 31, 2000, the Company had approximately 314,000 average off-net Internet connections and approximately 23,000 average on-net Internet connections (including connections of the Starpower joint venture the average Internet connections were approximately 513,000 and 24,000, respectively).

     Other sales increased $2,297 or 28.1% to $10,465 for the quarter ended March 31, 2001 from $8,168 for the quarter ended March 31, 2000. The increase was due primarily to higher reciprocal compensation.

     Costs and expenses, excluding non-cash stock-based compensation, depreciation and amortization

     Costs and expenses, excluding non-cash stock-based compensation, write-down of construction material, depreciation and amortization, are comprised of direct costs, and operating, selling and general and administrative expenses.

     Direct expenses include direct costs of providing services, primarily video programming, franchise costs and network access fees.

     Direct expenses increased $15,077, or 39.6%, to $53,158 for the quarter ended March 31, 2001 from $38,081 for the quarter ended March 31, 2000. The acquisition of 21st Century contributed $9,000 to the increase. The remainder of the increase was principally the result of higher sales, as well as increased programming costs. These increases were partially offset by lower direct costs resulting from declining resale telephony customers and certain other network optimization efforts.

     Operating, selling, general and administrative expenses primarily include customer service costs, advertising, sales, marketing, order processing, telecommunications network maintenance and repair ("technical expenses") general and administrative expenses, installation and provisioning expenses, and other corporate overhead.

     Operating, selling, general and administrative costs ("SG&A costs") increased $37,434, or 37.6%, to $137,121 for the quarter ended March 31, 2001 from $99,685 for the quarter ended March 31, 2000. The acquisition of 21st Century contributed approximately $19,000 to the increase, such expenses are to support the increased subscriber base and related integration costs. Important matters to note are that this is the first quarter in which SG&A costs did not grow by a higher percentage than sales. Additionally, SG&A costs as a percent of revenue declined from 139.9% for the quarter ended March 31, 2000 to 129.4% for the quarter ended March 31, 2001. The Company has taken various cost control measures and believes that this formidable trend will continue in succeeding periods.

     Customer services costs, including order processing, increased approximately $3,775, or 23.0%, for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. The increase is primarily personnel related to support the increase in average connections (including those from the acquisition of 21st Century) over the comparable period in 2000 and to increase the level of service.

     Technical expense, including installation and provisioning, increased approximately $6,696, or 30.6%, for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. Technical expense increases of approximately $35,000 were due to engineering and construction headcount and contract labor additions made to plan and execute network expansion and network operations control center monitoring. Network and equipment maintenance costs increased approximately $1,200. Rental and utility expense, primarily for material storage and hub sites, increased approximately $2,900. These increases are offset by an increase of approximately $34,000 in technical costs capitalized as part of the cost basis of the telecommunications network.

     Sales and marketing costs increased approximately $7,827, or 56.8%, for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. The increase resulted principally from additional internal staff, outside labor and related commissions and benefits to cover increases in marketable homes, to increase penetration in the Company's existing markets and to increase the number of services per customer. Additionally, customer research and sales and promotional activities comprised the remainder of the increase.

     Advertising costs decreased approximately $5,485, or 55.5%, for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. The decrease is primarily related to a shift in the Company's advertising philosophy away from mass media branding to a more stratified customer targeted campaign.

     General and administrative expenses increased approximately $24,622, or 65.3%, for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. Information technology expenses increased approximately $1,200. The Company is in the process of developing information technology systems, which will provide a sophisticated customer care infrastructure as well as other billing and administrative support systems. Such systems include a tracking and billing system to support the Companies ResiLink(SM) bundled service package. These multiple systems are in various stages of development and implementation. The expense increases represent staff additions to both support this effort and maintain the systems as well as consulting expenses associated with the planning, analysis, data conversion and training phases of these projects. The Company expects that such charges may increase in future periods.

     Employee expenses and related insurance costs increased approximately $8,900 as a result of increased support staff. Operating taxes, primarily property taxes, increased approximately $1,700 as a result of expanded operations. Rent repair and maintenance costs and utility expense increased approximately $6,500, primarily related to additional space and equipment required to support the increase in headcount of approximately 400 weighted average full time equivalents over the quarter ended March 31, 2000. Legal/ Litigation expenses increased by approximately $4,500. The remaining increase primarily represents additional development and support expenses associated with expanding operations and new markets. Included in the general and administrative results listed above were approximately $7,500 of expenses incurred as a result of the acquisition of 21(st) Century, which was acquired in April 2000, and included for a full quarter in 2001.

     Stock-Based Compensation

     As of January 1, 2000 the Company has adopted the recognition provisions of SFAS No. 123 -- "Accounting for Stock-Based Compensation" ("SFAS 123"). The increase in non-cash stock based compensation from period to period is primarily the result of a grant of outperform stock options which contributed approximately $6,600, the grant of incentive stock options which contributed approximately $3,300 and the grant of restricted stock which was the primary contributor of the remainder.

     Depreciation and amortization

     Depreciation and amortization was $91,676 for the quarter ended March 31, 2001 and $44,412 for the quarter ended March 31, 2000. The increase of $47,264, or 106.4%, was the result of a higher depreciable basis of plant resulting primarily from expansion of the Company's Megaband(TM) Network, and amortization of intangible assets arising from the acquisitions of 21st Century, Wedgewood and Onepoint in later periods of 2000. The cost basis of property, plant and equipment, excluding construction in process and construction materials, at March 31, 2001 and 2000 was $2,886,791 and $1,325,130, respectively.
Depreciation expense as a percentage of average gross property, plant and equipment, excluding construction in progress, was 3.3% and 3.4% for the quarters ended March 31, 2001 and 2000, respectively. The basis of intangible assets was $621,597 and $333,613 at March 31, 2001 and 2000, respectively. Amortization expense as a percentage of average intangible assets was 4.9% for both the quarters ended March 31, 2001 and 2000.

     The Company expects that depreciation expense will increase in future periods due to the expansion of the Company's advanced fiber-optic network.

     Write-down of construction material

     In late December 2000, the Company announced a change in its growth trajectory. In conjunction with that change, the Company began an assessment, which is ongoing, of the value of its inventory levels in relation to currently planned construction materials requirements. Such assessment processes resulted in the identification of certain excess inventory which could not be disbursed for alternative use and which was either to be returned to vendors, resold in a secondary market or obsolete. The Company estimated that the minimum loss in value approximated $16,000 and in the first quarter of 2001 recorded a charge to earnings of an equivalent amount. The Company is continuing to refine its inventory management in order to minimize losses.

     Investment income

     Investment income was $37,464 and $35,052 for the quarters ended March 31, 2001 and 2000, respectively. The increase of $2,412, or 6.9%, primarily results from realized gains on the sale of securities offset by a decrease in investment income due to a decrease in average cash, temporary cash investments and short-term investments as compared to the same period in 2000. Cash, temporary cash investments and short-term investments were $1,234,894 at March 31, 2001 and $3,111,037 at March 31, 2000. The decrease in average cash is primarily attributable to capital expenditures of approximately $1,081,520 and working capital requirements.

     Interest expense

     For the quarter ended March 31, 2001, interest expense was $53,566 as compared to $53,337 for the quarter ended March 31, 2000. The increase resulted primarily from higher accretion on the senior discount notes primarily offset by higher capitalized interest.

     Income tax

     The Company's effective income tax rate was a benefit of 1.2% and 0.6% for the quarter ended March 31, 2001 and March 31, 2000, respectively. The Company's cumulative losses have exceeded the tax effect of accelerated deductions, primarily depreciation, which the Company has taken for federal income tax purposes. As a result, generally accepted accounting principles do not permit the recognition of the tax benefits of such excess losses in the financial statements. This accounting treatment does not impact cash flows for taxes or the amounts or expiration periods of actual net operating loss carryovers.

     Minority interest

     For the quarters ended March 31, 2001 and 2000, minority interest of $6,610 and $4,393, respectively, primarily represents the interest of NSTAR Securities in the loss of RCN-BECOCOM.

     Equity in the loss of unconsolidated entities

     For the quarter ended March 31, 2001, equity in the loss of unconsolidated entities primarily represents the Company's share of the losses and amortization of excess cost over net assets of Megacable of $527 and Starpower of $6,645. During the fourth quarter of 2000, the Company wrote down the basis of its investment in JuniorNet to zero and as a result, is precluded from currently recognizing its proportionate share of additional operating losses of JuniorNet. For the quarter ended March 31, 2000, equity in the loss of unconsolidated entities primarily represents the Company's share of the losses and amortization of excess cost over net assets of Megacable of $1,571, Starpower of $4,094 and JuniorNet of $7,536.

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

     The Company's business plan will require a substantial amount of capital expenditures, a substantial portion of which will be incurred before any significant related revenues are expected to be realized. These expenditures, together with associated early operating expenses, may result in substantial negative operating cash flow and substantial net operating losses for the Company for the foreseeable future. The Company's spending will be primarily to fund the construction of its network, fund-operating losses and repay its debts. The Company believes its currently available funds are sufficient to fund development of the markets the Company has committed to entering. The implementation of the Company's business plan in new markets will require substantial additional capital.

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

     As of the end of the quarter, the Company had approximately $1.7 billion in cash and available funds. The Company expects to supplement its existing available credit facilities, available cash and operating cash flow by continuing to seek to raise capital to increase its network coverage and pay for other capital expenditures, working capital, debt service requirements, anticipated future operating losses and acquisitions.

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

     The Company has two traunches of redeemable preferred stock, Series A and Series B. At March 31, 2001 the Company had paid cumulative dividends in the amount of $36,888 in the form of additional Series A Preferred Stock. At March 31, 2001 the number of common shares that would be issued upon conversion of the Series A Preferred Stock was 7,356,105. At March 31, 2001 the Company had paid cumulative dividends in the amount of $129,572 in the form of additional shares of Series B Preferred Stock. At March 31, 2001 the number of common shares that would be issued upon conversion of the Series B Preferred Stock was 28,702,776.

     The Company is party to the RCN-BECOCOM joint venture with NSTAR Communications, Inc. ("NSTAR Communications"), a subsidiary of NSTAR, regarding construction of our Megaband(TM) Network and operation of our telecommunications business in the Boston metropolitan area As of March 31, 2001, NSTAR Securities has exchanged portions of its interest for a total of 4,097,193 shares of the Company's Common Stock. Following such exchanges, NSTAR Securities retains a 23.14% sharing ratio in the joint venture, and the right to invest as if it owned a 49% interest. Sources of funding for the Company's further financing requirements may include vendor financing, public offerings or private placements of equity and/or debt securities, and bank loans. There can be no assurance that sufficient additional financing will continue to be available to the Company or, if available, that it can be obtained on a timely basis and on acceptable terms. Failure to obtain such financing could result in the delay or curtailment of the Company's development and expansion plans and expenditures. Any of these events could impair the Company's ability to meet its debt service requirements and could have a material adverse effect on its business.

     The Company has completed the following debt and equity offerings:

    DATE                DESCRIPTION           PROCEEDS      MATURITY
    ----                -----------           --------      --------
October 1997         10% Senior Notes         $225,000   October 5, 2007
October 1997   11.125% Senior Discount Notes  $350,000   October 5, 2007
February 1998   9.8% Senior Discount Notes    $350,587  February 15, 2008
  June 1998      11% Senior Discount Notes    $149,999    June 1, 2008
December 1999      10.125% Senior Notes       $375,000  January 15, 2010

    DATE       DESCRIPTION/PRICE   CLASS/SERIES    PROCEEDS   NUMBER OF SHARES
    ----       -----------------   ------------    --------   ----------------
  June 1998    Equity Offering       Common        $112,866    6,098,355
 April 1999    Equity Offering     Preferred A     $239,897     250,000
  May 1999     Equity Offering       Common        $344,043    9,200,000
February 2000  Equity Offering     Preferred B    $1,614,428   1,650,000

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

     The Revolver may be borrowed and repaid from time to time. At March 31, 2000 there were no outstanding loans under the Revolver. Up to $150,000 of the Revolver may be used to fund working capital needs and for general corporate purposes. The remaining $100,000 of the Revolver as well as the term loans may be used solely to finance telecommunications assets. The Revolver can also be utilized for letters of credit up to a maximum of $15,000. As of March 31, 2001, there were no letters of credit outstanding under the Revolver. As of March 31, 2001 the Company also had letters of credit outside the Revolver of approximately $17,195. The Term Loan A is available for drawing until December 3, 2001, at which time any undrawn commitments expire. At March 31, 2001 there were no outstanding loans under the Term Loan A. As of March 31, 2001, $500,000 of the Term Loan B was outstanding.

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

     The Company has indebtedness that is substantial in relation to its shareholders' equity and cash flow. At March 31, 2001 the Company had an aggregate of approximately $2,287,000 of indebtedness outstanding, and the ability to borrow up to an additional $500,000 under the Credit Agreement. The Company also has cash, temporary cash investments and short-term investments aggregating approximately $1,235,000 and a current ratio of approximately 3.92:1.

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

     For the quarter ended March 31, 2001, the Company's net cash used in operating activities was $267,484 comprised primarily of a net loss of ($220,969) adjusted by non-cash depreciation and amortization of $91,676, other non-cash items totaling $70,990 and working capital changes of ($209,180). Net cash used in investing activities of $213,923 consisted primarily of additions to property, plant and equipment of $203,311, short-term investments, net of ($441,556, and investment and advances in unconsolidated joint venture of $22,760. Net cash provided by financing activities of ($550) included primarily the repayment of capital lease obligations of ($650) and proceeds from the exercise of stock options of $91.

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

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (b.) Reports on Form 8-K

     On March 1, 2001 RCN filed a Current Report on Form 8-K advising the availability of various slides in connection with the Company's presentation at the Bloomberg Sixth Annual Telecom Conference in New York City on March 1, 2001.

     On February 9, 2001 RCN filed a Current Report on Form 8-K of the RCN Corporation 4th Quarter Earnings Release.

     On February 6, 2001 RCN filed a Current Report on Form 8-K advising the availability of various slides in connection with the Company's presentation at the Morgan Stanley Dean Witter Entertainment Media and Telecommunications Conference in Arizona on February 6, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          RCN Corporation

                                          /s/     TIMOTHY J. STOKLOSA
                                          --------------------------------------
                                                   Timothy J. Stoklosa
                                               Executive Vice President and
                                                 Chief Financial Officer

Date: May 14, 2001