Form 10-Q
period 2001-06-30
RCN CORP /DE/
filed 2001-08-14
CIK 1041858

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



       For the quarterly period ended                  June 30, 2001

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

YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of June 30, 2001.

Common Stock                    97,316,075

RCN CORPORATION

INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Statements of
              Operations-Quarters and Six months Ended
              June 30, 2001 and 2000

              Condensed Consolidated Balance Sheets-
              June 30, 2001 and December 31, 2000

              Condensed Consolidated Statements of
              Cash Flows-for the Six Months Ended
              June 30, 2001 and 2000

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

SIGNATURE

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements


                        RCN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in Thousands, Except Per Share and Per Share Data)
                                   (Unaudited)

                                                        Quarters Ended                Six Months Ended
                                                           June 30,                       June 30,
                                                    --------------------------  -----------------------------
                                                        2001          2000           2001           2000
                                                    ------------  ------------  --------------  -------------
Sales                                               $   110,963   $    78,952   $     216,911   $    150,209
Costs and expenses                                      172,579       151,826         362,861        289,592
Non-cash stock based compensation                        16,433        10,106          30,759         11,147
Goodwill write-down and special charges                 454,880             -         470,880              -
Depreciation and amortization                            83,949        68,802         175,625        113,214
                                                    ------------  ------------  --------------  -------------
Operating (loss)                                       (616,878)     (151,782)       (823,214)      (263,744)
Investment income                                        18,457        29,678          55,921         64,730
Interest expense                                        (50,675)      (55,362)       (104,240)      (108,699)
Other income (expense), net                              (3,443)          (46)         (3,995)            92
                                                    ------------  ------------  --------------  -------------
(Loss) before income taxes                             (652,539)     (177,512)       (875,528)      (307,621)
(Benefit) for income taxes                                 (709)         (725)         (3,287)        (1,521)
                                                    ------------  ------------  --------------  -------------
(Loss) before equity in unconsolidated
  entities and minority interest                       (651,830)     (176,787)       (872,241)      (306,100)
Equity in income/(loss) of unconsolidated entities        6,843        (1,939)           (329)       (15,140)
Minority interest in loss of
  consolidated entities                                   5,732         5,866          12,342         10,259
                                                    ------------  ------------  --------------  -------------
Net (loss)                                          $  (639,255)  $  (172,860)  $    (860,228)  $   (310,981)
Preferred dividend and accretion requirements            37,595        35,170          74,567         50,632
                                                    ------------  ------------  --------------  -------------
Net (loss) to common shareholders                   $  (676,850)  $  (208,030)  $    (934,795)      (361,613)
                                                    ============  ============  ==============  =============

Basic and Diluted (loss) per average common share:
  Net (loss) to shareholders                        $     (7.38)  $     (2.45)  $      (10.43)  $      (4.42)
                                                    ============  ============  ==============  =============
  Weighted average shares outstanding                91,672,969    84,877,774      89,594,869     81,900,146

See accompanying notes to Condensed Consolidated Financial Statements.

                            RCN CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                 (Dollars in Thousands)
                                      (Unaudited)

                                                                 June 30,        December 31,
                                                                   2001              2000
                                                              --------------    --------------
ASSETS
Current assets:
    Cash and temporary cash investments                       $     270,995     $     356,377
    Short-term investments                                          788,932         1,372,015
    Accounts receivable from related parties                          7,544            37,874
    Accounts receivable, net of reserve for
      doubtful accounts of $14,979 at June 30,
      2001 and $4,123 at December 31, 2000                           54,054            50,681
    Unbilled Revenues                                                 2,204             2,197
    Interest and dividends receivable                                10,329            13,365
    Prepayments and other                                            17,732            21,822
                                                              --------------    --------------
Total current assets                                              1,151,790         1,854,331

 Property, plant and equipment, net of accumulated
   depreciation of $509,984 at June 30, 2001 and
   $420,659 at December 31, 2000                                  2,330,659         2,255,959
Investments                                                         223,686           204,946
Intangible assets, net of accumulated amortization
   of $115,580 at June 30, 2001 and $274,924 at
   December 31, 2000                                                 63,150           389,672
Deferred charges and other assets                                    60,129            70,644
                                                              --------------    --------------
Total assets                                                  $   3,829,414     $   4,775,552
                                                              ==============    ==============

LIABILITIES, REDEEMABLE PREFERRED AND SHAREHOLDERS' DEFICIT
Current liabilities:
    Current maturities of capital lease obligations           $       1,242     $         355
    Accounts payable                                                 44,084           198,562
    Accounts payable to related parties                               8,648            89,800
    Advance billings and customer deposits                           25,881            24,638
    Accrued expenses                                                221,947           217,534
                                                              --------------    --------------
Total current liabilities                                           301,802           530,889

Long-term debt                                                    2,320,365         2,257,357
Other deferred credits                                               45,200            25,983
Minority interest                                                    61,043            75,232
Commitments and contingencies
   Redeemable preferred stock, par value $1 per share:
    Authorized 25,000,000 shares: Issued and outstanding
    2,102,624 at June 30, 2001 and 2,030,919 at
    December 31, 2000                                             2,065,179         1,990,613
Common shareholders' equity:
   Common stock, par value $1 per share: Authorized
    200,000,000 shares: Issued and outstanding
    97,829,690 at June 30, 2001 and 87,104,229
    December 31, 2000                                                97,830            87,104
   Class B Common stock, par value $1 per share:
    Authorized 400,000,000 shares: none issued                            -                 -
   Additional paid-in capital                                     1,390,635         1,325,018
   Cumulative translation adjustments                                (7,368)           (6,695)
   Unearned compensation expense                                    (25,494)          (25,889)
   Unrealized appreciation on investments                             5,919             8,125
   Treasury stock, 513,615 shares and 564,629 shares at cost
    at June 30, 2001 and December 31, 2000, respectively             (8,309)           (9,591)
   Accumulated deficit                                           (2,417,388)       (1,482,594)
                                                              --------------    --------------
Total common shareholders' (deficit)                               (964,175)         (104,552)
                                                              --------------    --------------
Total liabilities, redeemable preferred stock and
common shareholders' (deficit)                                $   3,829,414     $   4,775,552
                                                              ==============    ==============

See accompanying notes to Condensed Consolidated Financial Statements.

                            RCN CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Dollars in Thousands)
                                      (Unaudited)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                               -----------------------------
                                                                                   2001             2000
                                                                               -----------       -----------
NET CASH (USED IN) OPERATING ACTIVITIES                                        $  (332,539)      $  (140,016)
                                                                               -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant & equipment                                       (301,559)         (402,259)
   Additions to construction material                                              (54,497)          (48,887)
   Short-term investments, net                                                     580,877          (688,161)
   Investment and advance to unconsolidated entities                               (27,000)          (38,740)
   Acquisitions                                                                          -          (290,860)
   Other                                                                                (9)           (1,534)
                                                                               -----------       -----------
   Net cash provided by (used in) investing activities                             197,812        (1,470,441)
                                                                               -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments of capital lease obligation                                               (794)           (1,050)
   Purchase of treasury stock                                                            -              (200)
   Payments made for debt financing costs                                                -            (2,754)
   Interest paid on Senior Notes (reduction in restricted cash)                          -            11,250
   Contribution from minority interest partner                                           -            61,005
   Proceeds from the issuance of common stock                                       50,000                 -
   Proceeds from the issuance of preferred stock                                         -         1,614,416
   Proceeds from the exercise of stock options                                         137             5,888
                                                                               -----------       -----------
   Net cash (used in) provided by financing activities                              49,343         1,688,555
                                                                               -----------       -----------
   Net (decrease) increase in cash and
     temporary cash investments                                                    (85,382)           78,098
   Cash and temporary cash investments at beginning of year                        356,377           391,412
                                                                               -----------       -----------
   Cash and temporary cash investments at June 30                              $   270,995       $   469,510
                                                                               ===========       ===========
   Supplemental disclosures of cash flow information Cash paid during the periods for:

      Interest (net of amounts capitalized)                                    $    53,365       $    30,010
                                                                               ===========       ===========
      Income taxes                                                           $           -       $       181
                                                                               ===========       ===========

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

ResiLink(SM) is the brand name of our various bundled service alternatives that enables residential customers to enjoy various pre-packaged bundles of Phone, Cable TV and High-Speed Internet for a flat monthly price. The bundles are designed to appeal to consumers seeking simplification and value. In addition to ResiLink(SM), we sell Phone, Cable TV and dial-up Internet to residential customers on an a-la-carte basis, and we provide communication services to commercial customers. We are working to leverage the excess capacity of our Megaband(TM) Network to allow us to expand our offering of new services.

Our services are typically delivered over our own high-speed, high-capacity, fiber-optic Megaband(TM) Network. We are building our Megaband(TM) Network in the most densely populated areas of the nation consisting of only 6% of the nations geography, which we believe includes 44% of the residential telecommunications market. We generally build our Megaband(TM) Network in communities where we can reach 150 homes per mile of network plant. By comparison, we believe the average density level of the cable incumbents and the phone incumbents is 38 and 26 homes per mile of plant, respectively (Source: The Yankee Group). The Megaband(TM) Network is a unique broadband fiber-optic platform that typically employs diverse backbone architecture and localized fiber nodes. This architecture allows us to bring our state-of-the-art fiber-optics to travel within approximately 900 feet of our customers, with fewer electronics and lower maintenance costs than existing competitors' local networks. We have designed our Megaband(TM) Network to have excess capacity so that we believe we have the capability of adding new communications services more efficiently and effectively than the incumbents or other competitors.

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

3. In the fourth quarter of 2000, in light of the current economic environment, the Company began planning to modify its growth trajectory in light of currently available capital and anticipated availability of capital. The Company also began planning to undertake certain initiatives to effect operational efficiencies and reduce cost.

Accordingly, during the second quarter of 2001, management concluded its planning and revised its strategic and fundamental plans in order to achieve these objectives. Based on these revisions to its plans, management took actions during the second quarter to realign resources to focus on core opportunities and product offerings.The Company also shifted focus from beginning construction in new markets to its existing markets where the Company could based on higher growth with lower incremental capital spending.

Specifically, expansion to new markets was curtailed and expansion plans for existing markets over the subsequent 24 to 36 months were curtailed in some markets, delayed in some markets and shifted in other markets as deemed appropriate.

Management initiated contact with relevant franchising authorities to inform them of the Company's decision and evaluate the effects, if any, on the Company's obligations under the associated franchise agreements.

A detailed review of facilities requirements against lease obligations was conducted to identify excess space, consolidate space and exit or sublease excess facilities.

The inventory levels were assessed in relation to construction materials requirements for the foreseeable future based on the revised operating plan. Such assessment process resulted in the identification of excess inventory which can not be disbursed for alternative use and which is either to be returned to vendors, or resold to a secondary market.

Additionally, due to the events described above, the Company completed an assessment of the recoverability of its investment in each market under the guidelines of Statement of Financial Accounting Standards No. 121 ("SFAS 121"). This assessment indicated that certain assets acquired in business combinations with 21st Century Telecom and certain Internet operations were impaired. The downward revision in expected future net cash flows based on the revised operating plan and the impairment in value of certain acquired assets, resulted in the write-off of a portion of the net book value of the Company's recorded investment, primarily goodwill and other intangible assets in 21st Century Telecom and certain Internet operations.

Related special charges aggregated approximately $471,000. Components of the special charges are as follows. Estimated costs to exit excess facilities were $31,000. Charges to dispose of inventory determined to be excessive relative to currently planned construction activities were $100,000. Costs related to property and equipment in abandoned markets aggregated $48,000. Impairments of tangible, identifiable intangible and goodwill assets from prior acquisitions, measured as the amount by which the carrying value exceeded the present value of estimated future cash flows, was $292,000. Additionally, franchise costs of $14,000 primarily represents costs related to the Company's decision to stop or delay construction in certain markets, and are included in operating, selling, and G&A expenses. Costs related to workforce reductions of approximately $2,700 are also included in operating, selling and G&A expenses. The Company anticipates that certain additional costs related to workforce reductions will be incurred during the third quarter of 2001. Such costs are not expected to be material.

The Company will continue to make future periodic assessments under SFAS 121 based on circumstances that exist at the time of the assessments. The financial statement impact, if any, of these assessments is not determinable at this time.

4. During the quarter ended June 30, 2001, the Company completed a private placement of $50,000 of approximately 7.66 million shares of common stock and warrants to purchase approximately 3.83 million shares of common stock with Red Basin, LLC, an entity formed by Walter Scott, Jr., a director of the Company, together with certain family members and trusts. The Company used the proceeds to redeem certain long term debt in July 2001. The Company expects to recognize an extraordinary gain of approximately $75,000 on the debt extinguishment in the third quarter of 2001.

5. Stock Options

Incentive Stock Options

The Company granted 441,000 Incentive Stock Options("ISO's") to employees during the quarter ended June 30, 2001 with a fair value under SFAS No. 123 of $486.

Non-cash stock based compensation expense under SFAS No. 123 related to ISO's recognized during the quarter and six months ended June 30, 2001 was approximately $3,543 and $6,844, respectively. As of June 30, 2001, the Company had not reflected $14,269 of unamortized compensation expense in its financial statements for options granted as of June 30, 2001. The unamortized compensation expense is recognized over the ISO's vesting period, which is approximately three years.

Outperform Stock Option Plan

The Company granted 500,000 Outperform Stock Options ("OSO's") to employees during the quarter ended June 30, 2001 with a fair value under SFAS No. 123 of $3,602. The terms and conditions of the OSO's were generally the same as the OSO's granted to employees in 2000, as described in the Company's proxy statement relating to the May 17, 2001 Annual Shareholders Meeting, except that the initial strike price is the market price on the date of grant.

Non-cash stock based compensation expense related to OSO's recognized during the quarter and six months ended June 30, 2001 was approximately $6,842 and $13,507, respectively. As of June 30, 2001, the Company had not reflected $43,130 of unamortized compensation expense in its financial statements for options granted as of June 30, 2001. The unamortized compensation expense is recognized over the OSO's vesting period, which is approximately five years.

Restricted Stock

The Company recorded $5,794 and $9,743 of non-cash compensation expense during the quarter and six months ended June 30, 2001 relating to grants of restricted stock to employees pursuant to its restricted stock program.

As of June 30, 2001, the Company had unearned compensation costs of $25,494 which is being amortized to expense over the restriction period.

Preferred Stock

At June 30, 2001 we had paid cumulative dividends in the amount of $160,715 in additional shares of Series B Preferred Stock. At June 30, 2001 the number of common shares that would be issued upon conversion of the Series B Preferred Stock was 29,205,083.

At June 30, 2001 we had paid cumulative dividends in the amount of $41,909 in the form of additional Series A Preferred Stock. At June 30, 2001 the number of common shares that would be issued upon conversion of the Series A Preferred Stock was 7,484,848.

6. Basic loss per share is computed based on net (loss) after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on net (loss) after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock and stock options which would have been assumed to be converted in the quarters and six months ended June 30, 2001 and have a dilutive effect if the Company had income from continuing operations is 36,018,210 and 36,717,302, respectively. The number of shares of preferred stock and stock options which would have been assumed converted in the quarter and six months ended June 30, 2000 and have a dilutive effect if the Company had income from continuing operations is 28,468,752 and 38,267,504, respectively.

                                                     Quarter Ended June 30,              Six Months Ended June 30,
                                                -------------------------------       -------------------------------
                                                    2001               2000               2001               2000
                                                ------------       ------------       ------------       ------------
Net (loss)                                      $   (639,255)      $   (172,860)      $   (860,228)      $   (310,981)
Preferred stock dividend and accretion
  requirements                                        37,595             35,170             74,567             50,632
                                                ------------       ------------       ------------       ------------
Net loss to common shareholders                 $   (676,850)      $   (208,030)      $   (934,795)      $   (361,613)

Basic loss per average common share:
  Weighted average shares outstanding             91,672,969         84,877,774         89,594,869         81,900,146
  Loss per average common share                 $      (7.38)      $      (2.45)      $     (10.43)      $      (4.42)
  Diluted loss per average common share:
  Weighted average shares outstanding             91,672,969         84,877,774         89,594,869         81,900,146
  Dilutive shares                                          -                  -                  -                  -
                                                ------------       ------------       ------------       ------------
  Weighted average shares and common stock
   equivalents outstanding                        91,672,969         84,877,774         89,594,869         81,900,146
                                                ============       ============       ============       ============
  Loss per average common share                 $      (7.38)      $      (2.45)      $     (10.43)      $      (4.42)


7. The Company primarily has two components of comprehensive income, cumulative translation adjustments and unrealized appreciation/depreciation on investments. The amount of other comprehensive loss for the quarters and six months ended June 30, 2001 was ($644,573) and ($863,107), respectively. The amount of other comprehensive loss for the quarter and six months ended June 30, 2000 was ($157,151) and ($308,722), respectively.

8. RCN is party to the RCN-BECOCOM joint venture with NSTAR Communications, Inc. ("NSTAR Communications"), a subsidiary of NSTAR, regarding construction of our Megaband(TM) Network and operation of our telecommunications business in the Boston metropolitan area. NSTAR is a holding company that, through its subsidiaries, provides regulated electric and gas utility services in the Boston area. Pursuant to the joint venture agreements, both parties have agreed to make capital contributions in accordance with their respective membership interests. In addition, RCN has access to and use of NSTAR's large fiber-optic network, rights of way and construction expertise. Pursuant to an exchange agreement between NSTAR Communications and RCN, NSTAR Securities has the right, from time to time, to convert portions of its ownership interest in RCN-BECOCOM into shares of the Company's Common Stock, based on an appraised value of such interest. Shares issued upon such exchanges are issued to NSTAR Securities. As of June 30, 2001, NSTAR Securities has exchanged portions of its interest for a total of 4,097,193 shares of RCN Common Stock. Following such exchanges, NSTAR Securities retains a 29.35% sharing ratio in the joint venture, and the right to invest as if it owned a 49% interest. Such investment percentage will decrease to the extent NSTAR Securities disposes of any such RCN Common Stock. In April 2000, NSTAR Securities gave notice of its intent to convert its remaining ownership interest into shares of the Company's Common Stock. In October 2000, the Company and NSTAR Communications reached an agreement in principle regarding settlement of the final valuation of that exchange and to amend certain other agreements governing the RCN-BecoCom, LLC joint venture (the "Joint Venture"). If the transaction is consummated pursuant to the agreement in principle, NSTAR Securities would receive 7.5 million shares of the Company's Common Stock in exchange for its remaining membership interest in the Joint Venture, representing $152 million invested by NSTAR Communications. In addition, a new class of security in the Joint Venture would be created. NSTAR Communications would be permitted to invest up to $100 million in such security, which would carry a cash coupon rate of 1.84% per month, guaranteed by the Company. Such coupon would include amortization of principal, which would be fully amortized over a fifteen year term (callable after eight years, subject to certain make-whole requirements). NSTAR Communications, at its election, may choose to designate the amounts it contributes under future capital calls as either common equity or the new security in the Joint Venture. Future investments by NSTAR Communications would not be convertible into Company stock. In addition, the Joint Venture and NSTAR Communications would amend certain of their agreements to incorporate an incentive and penalty provision for construction activities and expand the relevant market in which the Joint Venture operates. The parties have been continuing to discuss this agreement in principle and no assurance can be given that it will be consummated on the terms described above. RCN-BECOCOM is consolidated in our financial statements.

9. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities". This Statement establishes accounting and reporting standard requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. FASB 133, as amended by SFAS Nos 137 and 138, requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and is effective for fiscal years beginning after January 1, 2001. As the Company has limited derivative financial instruments, the adoption and continuing impact of SFAS 133 did not have a significant impact on reported earnings and/or other comprehensive income.

10. In order to meet the requirements of the Private Letter Ruling received at the time of the tax-free distribution of RCN stock with respect to its spin-off from CTE, Inc., the Company had a contingent obligation to fund the ESOP portion of its 401(k) plan with shares of Company Common Stock by September 30, 2002 up to certain defined levels as discussed in Note 14 to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 2000.

During the second quarter of 2001, the Company received a supplemental IRS Letter Ruling modifying the Company's contingent funding obligation to 3%, or approximately 1.64 million shares of Common Stock, to the ESOP portion of the 401(k) plan, regardless of the value of the shares in the ESOP. As of June 30, 2001, the ESOP holds approximately 771,485 shares of Company common stock.

11. In July of 2001, the Financial Accounting Standards Board (FASB) issued Statements No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets", which establish new criteria for identification of separate intangibles acquired, establish the impairment approach rather than amortization for goodwill, and eliminate pooling of interests method of accounting. The Company has $59,475 of net unamortized goodwill and $3,675 million of net unamortized identifiable intangible assets as of June 30, 2001 and has incurred $61,787 million of amortization expense in the six months ended June 30, 2001. During the quarter ended June 30, 2001, the Company wrote off approximately $253,000 in goodwill and other identifiable intangible assets which were determined to be impaired as discussed in Note 3. Amortization expense recognized for these intangible assets during the six months ended June 30, 2001 prior to the write-down was approximately $104,330. Effective January 1, 2002, the Company will no longer be required to record amortization expense on goodwill and intangible assets, but will instead evaluate these assets for potential impairment.

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

ResiLink(SM) is the brand name of the Company's bundled service that enables residential customers to enjoy various, pre-packaged bundles of Phone, Cable TV and High-Speed Internet for a flat monthly price. The bundles are designed to appeal to consumers seeking simplification and value. In addition to ResiLink(SM), the Company sells Phone, Cable TV and dial-up Internet to residential customers on an a-la-carte basis, and the Company provides communication services to commercial customers. The Company is working to leverage the excess capacity of its' Megaband(TM) Network to allow the Company to expand its offering of new services.

The Company's services are typically delivered over its own high-speed, high-capacity, fiber-optic Megaband(TM) Network. The Company is building its Megaband(TM) Network in the most densely populated areas of the nation, which we believe gives the Company access to 44% of the residential telecommunications market by building its network in only 6% of the nation's geography. The Company generally builds its Megaband(TM) Network in communities where it can reach up to 150 homes per mile of network plant. By comparison, we believe the average density level of the cable incumbents and the phone incumbents is 38 and 26 homes per mile of plant, respectively (Source: The Yankee Group). The Megaband(TM) Network is a unique broadband fiber-optic platform that typically employs diverse backbone architecture and localized fiber nodes. This architecture allows the Company to bring its state-of-the-art fiber-optics to travel within approximately 900 feet of its customers, with fewer electronics and lower maintenance costs than existing competitors' local networks. The Company has designed the Megaband(TM) Network to have excess capacity. The Company believes that it has the capability of adding new communications services more efficiently and effectively than the incumbents or other competitors.

There can be no assurance that the Company will achieve or sustain profitability or positive operating income in the future as it develops its networks.

The operating losses have resulted primarily from expenditures associated with the development of the Company's operational infrastructure, expanding the level of service provided to our customers and sales and marketing expenses. The Company expects it will continue to experience negative operating income while it continues to invest in its network and until such time as revenue growth is sufficient to fund operating expenses. The Company expects to achieve positive operating margins over time by (i) increasing the number of customers it serves,
(ii) increasing the number of connections per customer by cross marketing its services and promoting bundled service options and therefore increasing the revenue per customer, (iii) lowering the costs associated with new subscriber additions and (iv) reducing the cost of providing services by capturing economies of scale. The Company expects its operating revenues will increase in future periods through growth of its current network, increases in customers, and increases in the number of services per customer. When the Company makes an investment in a new market, the operating losses typically increase as the network and sales force are expanded to facilitate growth. The Company's ability to generate positive cash flow in the future will depend on the extent of capital expenditures, the ability to generate revenues, competition in the market and any potential adverse regulatory developments. The Company will be dependent on various financing sources to fund its growth as well as continued losses from operations. There can be no assurance that such funding will be available, or available on terms acceptable to the Company. See - "Liquidity and Capital Resources."

The terms of the Company's joint venture operating agreements require the mutual consent of the Company and its joint venture partner to distribute or advance funds to the Company. The Company's debt agreements allow subsidiaries and joint ventures to incur indebtedness for network buildout costs, which indebtedness may contain limitations on the subsidiaries' and the joint ventures' ability to pay dividends and distributions to the Company. Cash flows available to the Company in future periods will be affected by the extent to which operations are conducted through joint ventures. Based on the degree of control that we have, we account for the RCN-BecoCom joint venture(Boston Market) on a consolidated basis and Starpower Communications joint venture(Washington, DC market) and the Megacable investment(Mexico) under the equity method of accounting.

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


Results of Operations

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

For the quarter ended June 30, 2001, sales increased 32,011, or 40.5%, to $110,963 from $78,952 for the same period in 2000. Operating losses before non-cash stock-based compensation, depreciation and amortization and special charges were ($61,616) as compared to ($72,874) for the same period in 2000.

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

Total sales increased $32,011, or 40.5%, to $110,963 for the quarter ended June 30, 2001 from $78,952 for the quarter ended June 30, 2000. The increase primarily resulted from a higher percentage of cable modem subscribers coupled with an increase in average service connections, which increased 30.4% to approximately 935,000 for the quarter ended June 30, 2001 from approximately 717,000 for the quarter ended June 30, 2000 (including connections of the Starpower joint venture the average service connections were approximately 1,176,000 and 973,000, respectively). The increase in average service connections resulted principally from the acquisition of 21st Century and customer growth in the Chicago market and from growth in average on-net connections, which increased 85.1% from approximately 287,000 for the quarter ended June 30, 2000 to approximately 532,000 for the quarter ended June 30, 2001. Total on-net connections increased 67.3% from 336,000 at June 30, 2000 to 562,000 at June 30, 2001.

Phone sales increased $12,641, or 84.1%, to $27,670 for the quarter ended June 30, 2001 from $15,029 for the quarter ended June 30, 2000. Average on-net Phone connections increased approximately 115.4% to approximately 168,000 for the quarter ended June 30, 2001 (including connections of the Starpower joint venture the average on-net connections were approximately 177,000) from approximately 78,000 for the quarter ended June 30, 2000. Average off-net Phone connections decreased approximately 12.5% to approximately 28,000 for the quarter ended June 30, 2001 from approximately 32,000 for the quarter ended June 30, 2000. The increase in Phone revenue is attributable to higher average connections of approximately $12,000 and an increase in revenue per connection of approximately 3.0%.

Cable TV sales increased $13,301, or 35.8%, to $50,433 for the quarter ended June 30, 2001 from $37,132 for the quarter ended June 30, 2000. The increase was primarily due to approximately 112,000 additional average Cable TV connections for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. Average on-net Cable TV connections grew 104,000 or 58.4% to approximately 282,000 for the quarter ended June 30, 2001 (including connections of the Starpower joint venture the average on-net Cable TV connections were approximately 308,000) from approximately 178,000 for the quarter ended June 30, 2000. Average off-net Cable TV connections were approximately 145,000 and 137,000 for the quarter ended June 30, 2001 and 2000, respectively. Approximately $5,500 of the overall increase in Cable TV sales is attributable to the Chicago market and of the remainder approximately $5,100 was attributable to higher service connections and approximately $2,700 was attributable to higher average revenue per connection.

Internet sales increased $7,413, or 43.9% to $24,300 for the quarter ended June 30, 2001 from $16,887 for the quarter ended June 30, 2000. Approximately $1,500 of the increase in Internet sales was due to customer growth in the Chicago market, the remainder was predominately attributable to an increase in the quality of Internet sales and connections, by replacing dial-up sales with High-Speed cable modem sales hence increasing the revenue per connection. The Company did experience a decline in dial-up Internet subscribers resulting from increased competition from other Internet and broadband services and the continued reduction of the Company's marketing efforts in it's dial up business.

For the quarter ended June 30, 2001, the Company had approximately 230,000 average off-net Internet connections and approximately 82,000 average on-net Internet connections (including connections of the Starpower joint venture the average Internet connections were approximately 413,000 and 88,000, respectively). For the quarter ended June 30, 2000, the Company had approximately 261,000 average off-net Internet connections and approximately 32,000 average on-net Internet connections (including connections of the Starpower joint venture the average Internet connections were approximately 492,000 and 33,000, respectively).

Other sales decreased $1,344 or 13.6% to $8,560 for the quarter ended June 30, 2001 from $9,904 for the quarter ended June 30, 2000. The decrease was due primarily to lower reciprocal compensation.

Costs and expenses, excluding non-cash stock-based compensation, depreciation and amortization

Costs and expenses, excluding non-cash stock-based compensation, goodwill write-down and special charges, depreciation and amortization, are comprised of direct costs, and operating, selling and general and administrative expenses.

Direct expenses include direct costs of providing services, primarily video programming, franchise costs and network access fees.

Direct expenses increased $9,281, or 21.3%, to $52,782 for the quarter ended June 30, 2001 from $43,501 for the quarter ended June 30, 2000. The Chicago market contributed approximately $6,000 to the increase. The remainder of the increase was principally the result of higher sales as well as increased programming costs. These increases were partially offset by lower direct costs resulting from declining resale telephony customers and certain other network optimization efforts.

Operating, selling, general and administrative expenses primarily include customer service costs, advertising, sales, marketing, order processing, telecommunications network maintenance and repair ("technical expenses") general and administrative expenses, installation and provisioning expenses, and other corporate overhead.

Operating, selling, general and administrative costs ("SG&A costs") increased $11,472, or 10.6%, to $119,797 for the quarter ended June 30, 2001 from $108,325 for the quarter ended June 30, 2000. The acquisition and growth of the Chicago market contributed approximately $9,000 to the increase, such expenses are to support the increased subscriber base. This was the second consecutive quarter in which SG&A costs did not grow by a higher percentage than sales. Additionally, SG&A costs as a percent of revenue declined from 137.2% for the quarter ended June 30, 2000 to 108.9% for the quarter ended June 30, 2001. The Company has taken various cost control measures and believes that this trend toward reducing SG&A costs as a percentage of revenue will continue in succeeding periods.

Customer services costs, including order processing, decreased approximately $1,881, or 9.0%, for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. The decrease was partially offset by higher personnel related to support the increase in average connections (including those from the acquisition of 21st Century) over the comparable period in 2000 and to increase the level of service.

Technical expense, including installation and provisioning, increased approximately $436, or 1.6%, for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. Technical expense increases of approximately $6,000 were due to engineering and construction headcount and contract labor additions made to plan and execute network expansion and network operations control center monitoring. Rental and utility expense, primarily for material storage and hub sites, increased approximately $4,000. These increases are offset by an increase of approximately $9,957 in technical costs capitalized as part of the cost of construction of the telecommunications network.

Sales and marketing costs increased approximately $4,829, or 29.7%, for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. The increase resulted principally from additional internal staff, outside labor and related commissions and benefits to cover increases in marketable homes, to increase penetration in the Company's existing markets and to increase the number of services per customer. Additionally, direct mailing activities comprised the remainder of the increase.

Advertising costs decreased approximately $1,066, or 46.0%, for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. The decrease is primarily related to a shift in the Company's advertising philosophy away from mass media branding to a more stratified customer targeted campaign.

General and administrative expenses increased approximately $9,154, or 21.7%, for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. Information technology expenses increased approximately $3,200. The Company is in the process of developing information technology systems, which will provide a sophisticated customer care infrastructure as well as other billing and administrative support systems. Such systems include a tracking and billing system to support the Companies ResiLink(SM) bundled service package. These multiple systems are in various stages of development and implementation. The expense increases represent staff additions to both support this effort and maintain the systems as well as consulting expenses associated with the planning, analysis, data conversion and training phases of these projects. The Company expects that such charges may increase in future periods.

Employee expenses decreased approximately $6,000 as a result of decreased support staff. Operating taxes, primarily property taxes, increased approximately $1,100 in the quarter ended June 30, 2001 from the quarter ended June 30, 2000 as a result of expanded operations. Rent, repair, maintenance and utility expense increased approximately $3,000, primarily related to additional space and equipment. Legal/Litigation expenses increased by approximately $12,000, primarily representing costs related to the Company's decision to stop or delay construction in certain markets. Recruiting and related expenses decreased by approximately $3,200.

Stock-Based Compensation

As of January 1, 2000 the Company has adopted the recognition provisions of SFAS No. 123 - "Accounting for Stock-Based Compensation" ("SFAS 123"). The increase in non-cash stock based compensation from period to period is primarily the result of a grant of outperform stock options which contributed approximately $6,800, the grant of incentive stock options which contributed approximately $3,600 and the grant of restricted stock which was the primary contributor of the remainder.

Depreciation and amortization

Depreciation and amortization was $83,949 for the quarter ended June 30, 2001 and $68,802 for the quarter ended June 30, 2000. The increase of $15,147, or 22.0%, was the result of a higher depreciable basis of plant resulting primarily from expansion of the Company's Megaband(TM) Network, and amortization of intangible assets arising from the acquisitions of 21st Century, Wedgewood and Onepoint in later periods of 2000. The cost basis of property, plant and equipment, excluding construction in process and construction materials, at June 30, 2001 and 2000 was $2,245,854 and $1,320,264, respectively. Depreciation expense as a percentage of average gross property, plant and equipment, excluding construction in progress, was 2.52% and 3.65% for the quarters ended June 30, 2001 and 2000, respectively. The basis of intangible assets was $246,767 and $642,517 at June 30, 2001 and 2000, respectively. Amortization expense as a percentage of average intangible assets was 6.03% and 4.95% for the quarters ended June 30, 2001 and 2000, respectively.

The Company expects that depreciation expense will increase in future periods due to the expansion of the Company's advanced fiber-optic network.

Goodwill write-down and special charges

In the fourth quarter of 2000, in light of the current economic environment, the Company began planning to modify its growth trajectory in light-of currently available capital and anticipated availability of capital. The Company also began planning to undertake certain initiatives to effect operational efficiencies and reduce cost.

Accordingly, during the second quarter of 2001, management concluded its planning and revised its strategic and fundamental plans in order to achieve these objectives. Based on these revisions to its plans, management took actions during the second quarter to realign resources to focus on core opportunities and product offerings. The Company also shifted focus from beginning construction in new markets to its existing markets where the Company could based on higher growth with lower incremental capital spending.

Specifically, expansion to new markets was curtailed and expansion plans for existing markets over the subsequent 24 to 36 months were curtailed in some markets, delayed in some markets and shifted in other markets as deemed appropriate.

Management initiated contact with relevant franchising authorities to inform them of the Company's decision and evaluate the effects, if any, on the Company's obligations under the associated franchise agreements.

A detailed review of facilities requirements against lease obligations was conducted to identify excess space, consolidate space and exit or sublease excess facilities.

The inventory levels were assessed in relation to construction materials requirements for the foreseeable future based on the revised operating plan. Such assessment process resulted in the identification of excess inventory which can not be disbursed for alternative use and which is either to be returned to vendors, or resold to a secondary market.

Additionally, due to the events described above, the Company completed an assessment of the recoverability of its investment in each market under the guidelines of Statement of Financial Accounting Standards No. 121 ("SFAS 121"). This assessment indicated that certain assets acquired in business combinations with 21st Century Telecom and certain Internet operations were impaired. The downward revision in expected future net cash flows based on the revised operating plan and the impairment in value of certain acquired assets, resulted in the write off of a portion of the net book value of the Company's recorded investment, primarily goodwill and other intangible assets in 21st Century Telecom and certain Internet operations.

Related special charges aggregated approximately $471,000. Components of the special charges are as follows. Estimated costs to exit excess facilities were $31,000. Charges to dispose of inventory determined to be excessive relative to currently planned construction activities were $100,000. Costs related to property and equipment in abandoned markets aggregated $48,000. Impairments of tangible, identifiable intangible and goodwill assets from prior acquisitions, measured as the amount by which the carrying value exceeded the present value of estimated future cash flows, was $292,000. Additionally, franchise costs of $14,000 primarily represents costs related to the Company's decision to stop or delay construction in certain markets, and are included in operating, selling, and G&A expenses. Costs related to workforce reductions of approximately $2,700 are also included in operating, selling and G&A expenses. The Company anticipates that certain additional costs related to workforce reductions will be incurred during the third quarter of 2001. Such costs are not expected to be material.

The company will continue to make future periodic assessments under SFAS 121 based on circumstances that exist at the time of the assessments. The financial statement impact, if any, of these assessments is not determinable at this time.

Investment income

Investment income was $18,457 and $29,678 for the quarters ended June 30, 2001 and 2000, respectively. The decrease of $11,221, or 37.8%, primarily results from realized gains on the sale of securities offset by a decrease in investment income due to a decrease in average cash, temporary cash investments and short-term investments as compared to the same period in 2000. Cash, temporary cash investments and short-term investments were $1,059,927 at June 30, 2001 and $2,565,069 at June 30, 2000. The decrease in average cash is primarily attributable to capital expenditures and inventory increases of approximately $356,056 and working capital requirements.

Interest expense

For the quarter ended June 30, 2001, interest expense was $50,675 as compared to $55,362 for the quarter ended June 30, 2000. The decrease resulted primarily from higher accretion on the senior discount notes primarily offset by higher capitalized interest.

Income tax

The Company's effective income tax rate was a benefit of 0.1% and 0.4% for the quarter ended June 30, 2001 and June 30, 2000, respectively. The Company's cumulative losses have exceeded the tax effect of accelerated deductions, primarily depreciation, which the Company has taken for federal income tax purposes. As a result, generally accepted accounting principles do not permit the recognition of the tax benefits of such excess losses in the financial statements, when it is more likely than not that they will not be realized. This accounting treatment does not impact cash flows for taxes or the amounts or expiration periods of actual net operating loss carryovers.

Minority interest

For the quarters ended June 30, 2001 and 2000, minority interest of $5,732 and $5,866, respectively, primarily represents the interest of NSTAR Securities in the loss of RCN-BECOCOM.

Equity in the loss of unconsolidated entities

For the quarter ended June 30, 2001, equity in the loss of unconsolidated entities primarily represents the Company's share of the (income) losses and amortization of excess cost over net assets of Megacable of ($9,560) and Starpower of $9,985 and JuniorNet/Lancit of ($7,268). Due to the fact that JuniorNet is no longer in operations, during the second quarter of 2001, the Company recognized the gain of approximately $7,300 previously deferred on the sale of Lancit to JuniorNet and included this amount in Equity in the loss of unconsolidated entities. For the quarter ended June
30, 2000, equity in the (income) loss of unconsolidated entities primarily represents the Company's share of the losses and amortization of excess cost over net assets of Megacable of ($4,040), Starpower of $4,795 and JuniorNet of $1,184.


Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

For the six months ended June 30, 2001, sales increased 66,703, or 44.4%, to $216,912 from $150,209 for the same period in 2000. Operating losses before non-cash stock-based compensation, depreciation and amortization and special charges were ($145,945) as compared to ($139,083) for the same period in 2000.

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

Total sales increased $66,703, or 44.4%, to $216,912 for the six months ended June 30, 2001 from $150,209 for the six months ended June 30, 2000. The increase primarily resulted from a higher percentage of cable modem subscribers coupled with an increase in average service connections, which increased 26.7% to approximately 915,000 for the six months ended June 30, 2001 from approximately 722,000 for the six months ended June 30, 2000 (including connections of the Starpower joint venture the average service connections were approximately 1,160,000 and 958,000, respectively). The increase in average service connections resulted principally from customer growth in the Chicago market and from growth in average on-net connections, which increased 94.9% from approximately 257,000 for the six months ended June 30, 2000 to approximately 501,000 for the six months ended June 30, 2001. Total on-net connections increased 64.3% from 336,000 at June 30, 2000 to 562,000 at June 30, 2001.

Phone sales increased $22,710, or 79.3%, to $51,332 for the six months ended June 30, 2001 from $28,622 for the six months ended June 30, 2000. Average on-net Phone connections increased approximately 121.1% to approximately 157,000 for the six months ended June 30, 2001 (including connections of the Starpower joint venture the average on-net connections were approximately 164,000) from approximately 71,000 for the six months ended June 30, 2000. Average off-net Phone connections decreased approximately 14.7% to approximately 29,000 for the six months ended June 30, 2001 from approximately 34,000 for the six months ended June 30, 2000. The increase in Phone revenue is attributable to higher average connections of approximately $22,400 and an increase in revenue per connection of approximately 1.2%.

Cable TV sales increased $27,291, or 38.9%, to $97,402 for the six months ended June 30, 2001 from $70,111 for the six months ended June 30, 2000. The increase was primarily due to approximately 116,000 additional average Cable TV connections for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Average on-net Cable TV connections grew 109,000 or 68.6% to approximately 268,000 for the six months ended June 30, 2001 (including connections of the Starpower joint venture the average on-net Cable TV connections were approximately 291,000) from approximately 159,000 for the six months ended June 30, 2000. Average off-net Cable TV connections were approximately 149,000 and 143,000 for the six months ended June 30, 2001 and 2000, respectively. Approximately $12,500 of the overall increase in Cable TV sales is attributable to the Chicago market and of the remainder approximately $9,800 was attributable to higher service connections and approximately $5,000 was attributable to higher average revenue per connection.

Internet sales increased $15,748, or 47.1% to $49,152 for the six months ended June 30, 2001 from $33,404 for the six months ended June 30, 2000. Approximately $5,600 of the increase in Internet sales was due to customer growth in the Chicago market, the remainder was predominately attributable to an increase in the quality of Internet sales and connections, by replacing dial-up sales with High-Speed cable modem sales hence increasing the revenue per connection. The Company did experience a decline in dial-up Internet subscribers resulting from increased competition from free Internet and broadband services.

For the six months ended June 30, 2001, the Company had approximately 236,000 average off-net Internet connections and approximately 75,000 average on-net Internet connections (including connections of the Starpower joint venture the average Internet connections were approximately 426,000 and 81,000, respectively). For the six months ended June 30, 2000, the Company had approximately 288,000 average off-net Internet connections and approximately 27,000 average on-net Internet connections (including connections of the Starpower joint venture the average Internet connections were approximately 502,000 and 29,000, respectively).

Other sales increased $954 to $19,025 for the six months ended June 30, 2001 from $18,072 for the six months ended June 30, 2000. The increase was due primarily to higher reciprocal compensation.

Costs and expenses, excluding non-cash stock-based compensation, depreciation and amortization

Costs and expenses, excluding non-cash stock-based compensation, goodwill write-down and special charges, depreciation and amortization, are comprised of direct costs, and operating, selling and general and administrative expenses.

Direct expenses include direct costs of providing services, primarily video programming, franchise costs and network access fees.

Direct expenses increased $24,362, or 29.9%, to $105,943 for the six months ended June 30, 2001 from $81,581 for the six months ended June 30, 2000. The acquisition and growth of the Chicago market contributed approximately $15,000 to the increase. The remainder of the increase was principally the result of higher sales as well as increased programming costs. These increases were partially offset by lower direct costs resulting from declining resale telephony customers and certain other network optimization efforts.

Operating, selling, general and administrative expenses primarily include customer service costs, advertising, sales, marketing, order processing, telecommunications network maintenance and repair ("technical expenses") general and administrative expenses, installation and provisioning expenses and other corporate overhead.

Operating, selling, general and administrative costs ("SG&A costs") increased $48,908, or 23.5%, to $256,918 for the six months ended June 30, 2001 from $208,010 for the six months ended June 30, 2000. The acquisition and growth of the Chicago market contributed approximately $28,000 to the increase, such expenses are to support the increased subscriber base and related integration costs. This was the second consecutive quarter in which SG&A costs did not grow by a higher percentage than sales. Additionally, SG&A costs as a percent of revenue declined from 138.5% for the six months ended June 30, 2000 to 118.9% for the six months ended June 30, 2001. The Company has taken various cost control measures and believes that this trend toward reducing SG&A costs as a percentage of revenue will continue in succeeding periods.

Customer services costs, including order processing, increased approximately $1,895, or 5.1%, for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The increase is primarily personnel related to support the increase in average connections (including those from the acquisition of 21st Century) over the comparable period in 2000 and to increase the level of service.

Technical expense, including installation and provisioning, increased approximately $7,132, or 14.7%, for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Technical expense increases of approximately $41,000 were due to engineering and construction headcount and contract labor additions made to plan and execute network expansion and network operations control center monitoring. Network and equipment maintenance costs increased approximately $606. Rental and utility expense, primarily for material storage and hub sites, increased approximately $7,300. These increases are offset by an increase of approximately $44,000 in technical costs capitalized as part of the cost of construction of the telecommunications network.

Sales and marketing costs increased approximately $12,700, or 42.3%, for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The increase resulted principally from additional internal staff, outside labor and related commissions and benefits to cover increases in marketable homes, to increase penetration in the Company's existing markets and to increase the number of services per customer. Customer research and sales and promotional activities comprised the remainder of the increase.

Advertising costs decreased approximately $6,551, or 53.7%, for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease is primarily related to a shift in the Company's advertising philosophy away from mass media branding to a more stratified customer targeted campaign.

General and administrative expenses increased approximately $33,776, or 42.3%, for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Information technology expenses increased approximately $4,321. The Company is in the process of developing information technology systems, which will provide a sophisticated customer care infrastructure as well as other billing and administrative support systems. Such systems include a tracking and billing system to support the Companies ResiLink(SM) bundled service package. These multiple systems are in various stages of development and implementation. The expense increases represent staff additions to both support this effort and maintain the systems as well as consulting expenses associated with the planning, analysis, data conversion and training phases of these projects. The Company expects that such charges may increase in future periods.

Employee expenses and related insurance costs decreased approximately $1,000 as a result of decreased support staff. Operating taxes, primarily property taxes, increased approximately $2,400 as a result of expanded operations. Rent, repair, maintenance and utility expense increased approximately $9,500, primarily related to additional space and equipment. Legal/Litigation expenses increased by approximately $16,250, primarily representing costs related to the Company's decision to stop or delay construction in certain markets. Recruiting and related expenses decreased by approximately $1,800. In addition, bad debt expense increased approximately $4,300 due to increased revenues for the six month period ending June 30, 2001 from the same period ending June 30, 2000. The remaining increase primarily represents additional development and support expenses associated with expanding operations and new markets.

Stock-Based Compensation

As of January 1, 2000 the Company has adopted the recognition provisions of SFAS No. 123 - "Accounting for Stock-Based Compensation" ("SFAS 123"). The increase in non-cash stock based compensation from period to period is primarily the result of a grant of outperform stock options which contributed approximately $13,500, the grant of incentive stock options which contributed approximately $6,800 and the grant of restricted stock which was the primary contributor of the remainder.

Depreciation and amortization

Depreciation and amortization was $175,625 for the six months ended June 30, 2001 and $113,214 for the six months ended June 30, 2000. The increase of $62,410, or 55.1%, was the result of a higher depreciable basis of plant resulting primarily from expansion of the Company's Megaband(TM) Network, and amortization of intangible assets arising from the acquisitions of 21st Century, Wedgewood and Onepoint in later periods of 2000. The cost basis of property, plant and equipment, excluding construction in process and construction materials, at June 30, 2001 and 2000 was $2,245,854 and $1,320,264,
respectively. Depreciation expense as a percentage of average gross property, plant and equipment, excluding construction in progress, was 5.76% and 3.65% for the six months ended June 30, 2001 and 2000, respectively. The basis of intangible assets was $246,517 and $642,517 at June 30, 2001 and 2000, respectively. Amortization expense as a percentage of average intangible assets was 9.71% and 4.95% for the six months ended June 30, 2001 and 2000, respectively.

The Company expects that depreciation expense will increase in future periods due to the expansion of the Company's advanced fiber-optic network.

Goodwill write-down and special charges

In the fourth quarter of 2000, in light of the current economic environment, the Company began planning to modify its growth trajectory in light-of currently available capital and anticipated availability of capital. The Company also began planning to undertake certain initiatives to effect operational efficiencies and reduce cost.

Accordingly, during the second quarter of 2001, management concluded its planning and revised its strategic and fundamental plans in order to achieve these objectives. Based on these revisions to its plans, management took actions during the second quarter to realign resources to focus on core opportunities and product offerings. The Company also shifted focus from beginning construction in new markets to its existing markets where the Company could based on higher growth with incremental capital spending.

Specifically, expansion to new markets was curtailed and expansion plans for existing markets over the subsequent 24 to 36 months were curtailed in some markets, delayed in some markets and shifted in other markets as deemed appropriate.

Management initiated contact with relevant franchising authorities to inform them of the Company's decision and evaluate the effects, if any, on the Company's obligations under the associated franchise agreements.

A detailed review of facilities requirements against lease obligations was conducted to identify excess space, consolidate space and exit or sublease excess facilities.

The inventory levels were assessed in relation to construction materials requirements for the foreseeable future based on the revised operating plan. Such assessment process resulted in the identification of excess inventory which can not be disbursed for alternative use and which is either to be returned to vendors, or resold to a secondary market.

Additionally, due to the events described above, the Company completed an assessment of the recoverability of its investment in each market under the guidelines of Statement of Financial Accounting Standards No. 121 ("SFAS 121"). This assessment indicated that certain assets acquired in business combinations with 21st Century Telecom and certain Internet operations were impaired. The downward revision in expected future net cash flows based on the revised operating plan as compared to those cash flows anticipated at the time of acquisition, resulted in the write off of a portion of the net book value of the Company's recorded investment, primarily goodwill and other intangible assets in 21st Century Telecom and certain Internet operations.

Related special charges aggregated approximately $471,000. Components of the special charges are as follows. Estimated costs to exit excess facilities were $31,000. Charges to dispose of inventory determined to be excessive relative to currently planned construction activities were $100,000. Costs related to property and equipment in abandoned markets aggregated $48,000. Impairments of tangible, identifiable intangible and goodwill assets from prior acquisitions, measured as the amount by which the carrying value exceeded the present value of estimated future cash flows, was $292,000. Additionally, franchise costs of $14,000 primarily represents costs related to the Company's decision to stop or delay construction in certain markets, and are included in operating, selling, and G&A expenses. Costs related to workforce reductions of approximately $2,700 are also included in operating, selling and G&A expenses. The Company anticipates that certain additional costs related to workforce reductions will be incurred during the third quarter of 2001. Such costs are not expected to be material.

The company will continue to make future periodic assessments under SFAS 121 based on circumstances that exist at the time of the assessments. The financial statement impact, if any, of these assessments is not determinable at this time.

Investment income

Investment income was $55,921 and $64,730 for the six months ended June 30, 2001 and 2000, respectively. The decrease of $8,809, or 13.6%, primarily results from realized gains on the sale of securities offset by a decrease in investment income due to a decrease in average cash, temporary cash investments and short-term investments as compared to the same period in 2000. Cash, temporary cash investments and short-term investments were $1,059,927 at June 30, 2001 and $2,565,069 at June 30, 2000. The decrease in average cash is primarily attributable to capital expenditures and inventory increases of approximately $356,056 and working capital requirements.

Interest expense

For the six months ended June 30, 2001, interest expense was $104,241 as compared to $108,699 for the six months ended June 30, 2000. The decrease resulted primarily from higher accretion on the senior discount notes primarily offset by higher capitalized interest.

Income tax

The Company's effective income tax rate was a benefit of 0.4% and 0.5% for the six months ended June 30, 2001 and June 30, 2000, respectively. The Company's cumulative losses have exceeded the tax effect of accelerated deductions, primarily depreciation, which the Company has taken for federal income tax purposes. As a result, generally accepted accounting principles do not permit the recognition of the tax benefits of such excess losses in the financial statements, when it is more likely than not that they will not be realized. This accounting treatment does not impact cash flows for taxes or the amounts or expiration periods of actual net operating loss carryovers.

Minority interest

For the six months ended June 30, 2001 and 2000, minority interest of $12,342 and $10,259, respectively, primarily represents the interest of NSTAR Securities in the loss of RCN-BECOCOM.

Equity in the loss of unconsolidated entities

For the six months ended June 30, 2001, equity in the loss of unconsolidated entities primarily represents the Company's share of the (income)/losses and amortization of excess cost over net assets of Megacable of ($9,032) and Starpower of $16,629 and JuniorNet/Lancit of ($7,268). Due to the fact that JuniorNet is no longer in operations, during the second quarter of 2001, the Company recognized the gain of approximately $7,300 previously deferred on the sale of Lancit to JuniorNet and included this amount in Equity in the loss of unconsolidated entities. For the quarter ended June 30, 2000, equity in the (income) loss of unconsolidated entities primarily represents the Company's share of the losses and amortization of excess cost over net assets of Megacable of ($4,040), Starpower of $4,795 and JuniorNet of $1,184. For the six months ended June 30, 2000, equity in the (income)/loss of unconsolidated entities primarily represents the Company's share of the losses and amortization of excess cost over net assets of Megacable of ($2,468), Starpower of $8,888 and JuniorNet of $8,720.

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

As of the end of the quarter, the Company had approximately $1.5 billion in cash and available funds. The Company expects to supplement its existing available credit facilities, available cash and operating cash flow by continuing to seek to raise capital to increase its network coverage and pay for other capital expenditures, working capital, debt service requirements, anticipated future operating losses and acquisitions.

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

The Company has two tranches of redeemable preferred stock, Series A and Series
B. At June 30, 2001 the Company had paid cumulative dividends in the amount of $41,909 in the form of additional Series A Preferred Stock. At June 30, 2001 the number of common shares that would be issued upon conversion of the Series A Preferred Stock was 7,484,848. At June 30, 2001 the Company had paid cumulative dividends in the amount of $160,715 in the form of additional shares of Series B Preferred Stock. At June 30, 2001 the number of common shares that would be issued upon conversion of the Series B Preferred Stock was 29,205,083.

The Company is party to the RCN-BECOCOM joint venture with NSTAR Communications, Inc. ("NSTAR Communications"), a subsidiary of NSTAR, regarding construction of our Megaband(TM) Network and operation of our telecommunications business in the Boston metropolitan area. As of June 30, 2001, NSTAR Securities has exchanged portions of its interest for a total of 4,097,193 shares of the Company's Common Stock. Following such exchanges, NSTAR Securities retains a 29.35% sharing ratio in the joint venture, and the right to invest as if it owned a 49% interest. Sources of funding for the Company's further financing requirements may include vendor financing, public offerings or private placements of equity and/or debt securities, and bank loans. There can be no assurance that sufficient additional financing will continue to be available to the Company or, if available, that it can be obtained on a timely basis and on acceptable terms. Failure to obtain such financing could result in the delay or curtailment of the Company's development and expansion plans and expenditures. Any of these events could impair the Company's ability to meet its debt service requirements and could have a material adverse effect on its business.

During the quarter ended June 30, 2001, the Company completed a private placement of $50,000 of approximately 7.66 million shares of common stock and warrants to purchase approximately 3.83 million shares of common stock with Red Basin, LLC, an entity formed by Walter Scott, Jr., a director of the Company, together with certain family members and trusts. The Company used the proceeds to redeem certain long term debt in July 2001. The Company expects to recognize an extraordinary gain of approximately $75,000 on the debt extinguishment in the 3rd quarter of 2001.

The Company has completed the following debt and equity offerings:

    Date            Description                   Proceeds       Maturity
--------------  ------------------------------   ----------  -----------------
October 1997    10% Senior Notes                  $225,000   October 5, 2007
October 1997    11.125% Senior Discount Notes     $350,000   October 5, 2007
February 1998   9.8% Senior Discount Notes        $350,587   February 15, 2008
June 1998       11% Senior Discount Notes         $149,999   June 1, 2008
December 1999   10.125% Senior Notes              $375,000   January 15, 2010

    Date        Description/Price  Class/Series    Proceeds    Number of Shares
--------------  -----------------  ------------  -----------  ------------------
June 1998       Equity Offering    Common        $   112,866       6,098,355
April 1999      Equity Offering    Preferred A   $   239,897         250,000
May 1999        Equity Offering    Common        $   344,043       9,200,000
February 2000   Equity Offering    Preferred B   $ 1,614,428       1,650,000
June 2001       Equity Offering    Common        $    50,000       7,661,074

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

The Revolver may be borrowed and repaid from time to time. At June 30, 2001 there were no outstanding loans under the Revolver. Up to $150,000 of the Revolver may be used to fund working capital needs and for general corporate purposes. The remaining $100,000 of the Revolver as well as the term loans may be used solely to finance telecommunications assets. The Revolver can also be utilized for letters of credit up to a maximum of $15,000. As of June 30, 2001, there were no letters of credit outstanding under the Revolver. As of June 30, 2001 the Company also had letters of credit outside the Revolver of approximately $22,093. The Term Loan A is available for drawing until December 3, 2001, at which time any undrawn commitments expire. At June 30, 2001 there were no outstanding loans under the Term Loan A. As of June 30, 2001, $500,000 of the Term Loan B was outstanding.

The Credit Agreement contains conditions precedent to borrowing, events of default (including change of control) and covenants customary for facilities of this nature. The Credit Facility is secured by substantially all of the assets of the Company and its subsidiaries.

The Company has entered into certain Amendment to the Credit Agreement including an amendment dated as of June 28, 2000 which, among other things, amends certain financial covenants and gives the Company the ability to request from Chase Manhattan Bank up to $500,000 of incremental term loans. To the extent that Chase is unable to arrange commitments to the Company for the amount requested, then the Company has the right to arrange the shortfall in incremental loans from other banks or financial institutions.

In addition, the Company has entered into an Amendment to the Credit Agreement dated as of May 31, 2001 which permits the Company to make purchases of indebtedness of the Company solely with equity proceeds of, or solely in exchange for, Common Stock of the Company or Non-Cash Pay Preferred stock (as defined therein) of the Company, provided that, among other things, the amount of such purchases made with equity proceeds does not exceed $300,000 in the aggregate.

Prepayments of the eight-year term loan require payment of a fee of 2% of the amount of such prepayment if made on or prior to June 3, 2000 and 1% of such prepayment if made thereafter but on or prior to June 3, 2001.

The Company has indebtedness that is substantial in relation to its shareholders' equity and cash flow. At June 30, 2001 the Company had an aggregate of approximately $2,320,365 of indebtedness outstanding, and the ability to borrow up to an additional $500,000 under the Credit Agreement. The Company also has cash, temporary cash investments and short-term investments aggregating approximately $1,059,927 and a current ratio of approximately 3.82:1.

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

For the six months ended June 30, 2001, the Company's net cash used in operating activities was $387,036 comprised primarily of a net loss of ($860,228) adjusted by non-cash depreciation and amortization of $175,625, other non-cash items totaling $556,061 and working capital changes of ($212,381). Net cash provided by investing activities of ($248,653) consisted primarily of additions to property, plant and equipment of $305,215, short-term investments, net of ($580,877), and investment and advances in unconsolidated joint venture of $27,000. Net cash provided by financing activities of ($53,001) included primarily the repayment of capital lease obligations ($2,864) and proceeds from the exercise of stock options of $50,000.

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

   Part II - OTHER INFORMATION
   ---------------------------

Item 2.  Changes in Securities and Use of Proceeds

     NONE

Item 4.  Submission of matters to a vote of security holders

The Annual Meeting of Shareholders was held on May 17, 2001. Matters submitted to and approved by Shareholders included:

     1) The election of Class I Directors to serve a term of three years

        Nominee                    For            Withheld
        -------                 ----------        ---------
        Michael A. Adams        94,589,016        3,796,523
        Stuart E. Graham        97,080,905        1,304,634
        Michael J. Levitt       97,332,906        1,052,633
        Thomas J. May           96,443,423        1,942,116
        Thomas P. O'Neill,III   96,431,740        1,953,799

        Additional Directors whose term of office as a Director continued after the meeting included:


        David C. McCourt      Timothy J. Stoklosa
        James Q. Crowe        Alfred Fasola
        Eugene Roth           Edward S. Harris
        William D. Savoy      Richard R. Jaros
        Walter Scott, Jr      Michael B. Yanney



     2) The ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent auditors for the year ending December 31, 2001.

           For               Against           Abstain
        ----------          ---------          -------
        97,185,988          1,141,532           58,019


     3) The approval of amendments to the Company's 1997 Stock Plan for Non-Employee Directors.


           For               Against           Abstain
        ----------          ---------          -------
        90,506,074          7,685,349          194,016


     4) The approval of a proposal to amend the Amended and Restated Certificate of Incorporation of the Company to increase the authorized number of shares of Common Stock.


           For               Against           Abstain
        ----------          ---------          -------
        96,894,656          1,379,610          111,273

Item 6.  Exhibits and Reports on Form 8-K

(a.)     Exhibits

         (4.1) Third Amendment, dated as of May 31, 2001, to the Credit Agreement, dated as of June 3, 1999, as amended among RCN, the borrowers named therein, the lenders party thereto and the Chase Manhattan Bank, as Administrative Agent and Collateral Agent (Credit Agreement is incorporated herein by reference to Exhibit 10.01 to RCN's Current Report on Form 8-K dated August 17, 1999)(filed August 17, 1999)(Commission File No. 000-22825)

         (4.2) Stock Purchase Agreement, dated as of May 28, 2001, between RCN and Red Basin, LLC(incorporated herein by reference to RCN's Current Report on Form 8-K dated May 29,
                  2001)(Commission File No. 000-22825)


(b.)     Reports on Form 8-K

On June 28, 2001 RCN filed a Current Report on Form 8-K announcing that RCN Corporation ("RCN") completed its tender offer for certain of its debt securities and its private placement of $50 million in common stock and warrants on June 28, 2001. In the private placement, RCN issued, for aggregate consideration of $50 million, (i) 7,661,074 shares of its common stock and (ii) 3,830,537 warrants to purchase shares of its common stock at an exercise price of $12.928 per share.

On May 31, 2001 RCN filed a Current Report on Form 8-K announcing on May 30, 2001, RCN Corporation("RCN") commenced a tender offer with respect to certain of its debt securities.

On May 29, 2001 RCN filed a Current Report on Form 8-K announcing RCN Corporation and Red Basin, LLC entered into a Stock Purchase Agreement. On May 28, 2001, RCN Corporation("RCN") entered into a Stock Purchase Agreement with Red Basin, LLC("Red Basin"), an entity formed by Walter Scott, Jr. together with certain family members and trusts, pursuant to which, on the terms and subject to the conditions contained therein, Red Basin has agreed to purchase $50 million in common stock and warrants of RCN in a private placement. The private placement is subject to conditions, including the purchase of $50 million in debt securities and other customary conditions. On May 29, 2001 RCN issued a press release with respect thereto, in which RCN indicated its intention to commence a tender for certain of its debt securities in exchange for aggregate consideration of $50 million.

On May 22, 2001 RCN filed a Current Report on Form 8-K announcing the approval of a proposal to amend the Company's Amended and Restated Certificate of Incorporation. At the Annual Meeting of Shareholders of RCN Corporation (the "Company") held on May 17, 2001, the shareholders approved a proposal to amend the Company's Amended and Restated Certificate of Incorporation (as amended) to increase the number of shares of Common Stock, par value $1.00 per share, that the Company has the authority to issue from 200,000,000 to 300,000,000 shares.

On May 4, 2001, RCN filed a Current Report on Form 8-K including the RCN Corporation 1st Quarter Earnings Release.


  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 RCN Corporation
Date: August 14, 2001

                                                 /s/ Timothy J. Stoklosa
                                                 ----------------------------
                                                 Timothy J. Stoklosa
                                                 Executive Vice President and
                                                 Chief Financial Officer