Form 10-Q
period 2001-09-30
RCN CORP /DE/
filed 2001-11-09
CIK 1041858

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



       For the quarterly period ended                  September 30, 2001

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

YES  X      NO
    ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of September 30, 2001.

Common Stock                    97,338,000

RCN CORPORATION


INDEX

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Statements of
              Operations-Quarters and Nine months Ended
              September 30, 2001 and 2000

              Condensed Consolidated Balance Sheets-
              September 30, 2001 and December 31, 2000

              Condensed Consolidated Statements of
              Cash Flows-for the Nine Months Ended
              September 30, 2001 and 2000

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

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

SIGNATURE

PART I.   FINANCIAL INFORMATION
 Item 1. Financial Statements

                        RCN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in Thousands, Except Share and Per Share Data)
                                   (Unaudited)

                                                         Quarters Ended               Nine Months Ended
                                                          September 30,                 September 30,
                                                    --------------------------  -----------------------------
                                                        2001          2000           2001           2000
                                                    ------------  ------------  --------------  -------------
Sales                                               $   116,347   $    88,245   $     333,258   $    238,454
Costs and expenses                                      156,836       171,392         519,697        460,684
Non-cash stock based compensation                        15,093        16,185          45,852         27,632
Goodwill write-down and special charges                       -             -         470,880              -
Depreciation and amortization                            73,188        83,059         248,813        196,274
                                                    ------------  ------------  --------------  -------------
Operating (loss)                                       (128,770)     (182,391)       (951,984)      (446,136)
Investment income                                        16,172        39,789          72,093        104,519
Interest expense                                        (48,182)      (55,638)       (152,422)      (164,337)
Other income (expense), net                              10,804           (77)          6,809             16
                                                    ------------  ------------  --------------  -------------
(Loss) before income taxes                             (149,976)     (198,317)     (1,025,504)      (505,938)
Provision(Benefit) for income taxes                          36          (880)         (3,251)        (2,401)
                                                    ------------  ------------  --------------  -------------
(Loss) before equity in unconsolidated
  entities, minority interest and extraordinary item   (150,012)     (197,437)     (1,022,253)      (503,537)
Equity in (loss) of unconsolidated entities              (4,496)       (7,030)         (4,825)       (22,170)
Minority interest in loss of
  consolidated entities                                   5,611         6,429          17,953         16,688
                                                    ------------  ------------  --------------  ------------
(Loss) before extraordinary item                    $  (148,897)  $  (198,038)  $  (1,008,945)  $   (509,019)
Extraordinary item (net of income taxes of $0)           75,482             -          75,482              -
                                                    ------------  ------------  --------------  -------------
Net (loss)                                          $   (73,415)  $  (198,038)  $    (933,643)  $   (509,019)
Preferred dividend and accretion requirements            38,225        35,760         112,792         86,392
                                                    ------------  ------------  --------------  -------------
Net (loss) to common shareholders                   $  (111,640)  $  (233,798)  $  (1,046,435)      (595,411)
                                                    ============  ============  ==============  =============

Basic and Diluted (loss) per average common share:

  Net (loss) before extraordinary item              $     (1.92)  $     (2.70)  $      (12.17)  $      (7.14)

  Extraordinary item                                $      0.77   $         -   $        0.82   $          -

  Net (loss) to shareholders                        $     (1.15)  $     (2.70)  $      (11.35)  $      (7.14)
                                                    ============  ============  ==============  =============
  Weighted average shares outstanding                97,324,957    86,470,290      92,174,281     83,434,647


See accompanying notes to Condensed Consolidated Financial Statements.

                            RCN CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Dollars in Thousands)


                                                               September 30,     December 31,
                                                                   2001              2000
                                                               (Unaudited)
                                                              --------------    --------------
ASSETS
Current assets:

    Cash and temporary cash investments                       $     435,897     $     356,377
    Short-term investments                                          696,029         1,372,015
    Accounts receivable from related parties                          5,186            37,874
    Accounts receivable, net of reserve for
      doubtful accounts of $15,467 at September 30,
      2001 and $4,123 at December 31, 2000                           55,822            50,681
    Unbilled revenues                                                 2,631             2,197
    Interest and dividends receivable                                 7,916            13,365
    Prepayments and other                                            17,010            21,822
    Restricted short-term investments                                22,388                 -
                                                              --------------    --------------
Total current assets                                              1,242,879         1,854,331

 Property, plant and equipment, net of accumulated
   depreciation of $577,761 at September 30, 2001 and
   $420,659 at December 31, 2000                                  2,301,482         2,255,959
Investments                                                         234,570           204,946
Intangible assets, net of accumulated amortization
   of $119,818 at September 30, 2001 and $274,924 at
   December 31, 2000                                                 69,646           389,672
Deferred charges and other assets                                    57,101            70,644
                                                              --------------    --------------
Total assets                                                  $   3,905,678     $   4,775,552
                                                              ==============    ==============

LIABILITIES, REDEEMABLE PREFERRED AND SHAREHOLDERS' DEFICIT
Current liabilities:
    Current maturities of capital lease obligations           $       1,569     $         355
    Accounts payable                                                 30,158           198,562
    Accounts payable to related parties                               4,739            89,800
    Advance billings and customer deposits                           23,842            24,638
    Accrued expenses                                                230,137           217,534
                                                              --------------    --------------
Total current liabilities                                           290,445           530,889

Long-term debt                                                    2,469,537         2,257,357
Other deferred credits                                               41,668            25,983
Minority interest                                                    55,432            75,232
Commitments and contingencies
Redeemable preferred stock, par value $1 per share:
    Authorized 25,000,000 shares: Issued and outstanding
    2,139,422 at September 30, 2001 and 2,030,919 at
    December 31, 2000                                             2,103,405         1,990,613
Common shareholders' equity:
   Common stock, par value $1 per share: Authorized
    200,000,000 shares: Issued and outstanding
    97,851,615 at September 30, 2001 and 87,104,229
    December 31, 2000                                                97,852            87,104
   Class B Common stock, par value $1 per share:
    Authorized 400,000,000 shares: none issued                            -                 -
   Additional paid-in capital                                     1,400,705         1,325,018
   Cumulative translation adjustments                                (5,589)           (6,695)
   Unearned compensation expense                                    (20,784)          (25,889)
   Unrealized appreciation on investments                            10,346             8,125
   Treasury stock, 513,615 shares and 564,629 shares at cost
    at September 30, 2001 and December 31, 2000, respectively        (8,309)           (9,591)
   Accumulated deficit                                           (2,529,030)       (1,482,594)
                                                              --------------    --------------
Total common shareholders' (deficit)                             (1,054,809)         (104,552)
                                                              --------------    --------------
Total liabilities, redeemable preferred stock and
common shareholders' (deficit)                                $   3,905,678     $   4,775,552
                                                              ==============    ==============

See accompanying notes to Condensed Consolidated Financial Statements.

                            RCN CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Dollars in Thousands)
                                      (Unaudited)


                                                                      Nine Months Ended
                                                                        September 30,
                                                              ----------------------------------
                                                                   2001                2000
                                                              --------------      --------------
NET CASH (USED IN) OPERATING ACTIVITIES                       $    (300,111)      $    (200,984)
                                                              --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant & equipment                        (386,064)           (733,063)
   Additions to construction material                               (19,329)            (42,435)
   Short-term investments, net                                      655,820            (343,389)
   Investment and advance to unconsolidated entities                (40,500)            (53,748)
   Acquisitions                                                           -            (290,844)
   Other                                                                (13)             (1,291)
                                                              --------------      --------------
   Net cash provided by (used in) investing activities              209,914          (1,464,770)
                                                              --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments of capital lease obligation                                (487)             (1,471)
   Payment of long term debt                                       (129,933)                  -
   Issuance of long term debt                                       250,000                   -
   Purchase of treasury stock                                             -                (200)
   Payments made for debt financing costs                                 -              (2,823)
   Interest paid on Senior Notes (reduction in restricted cash)           -              11,619
   Contribution from minority interest partner                            -              61,005
   Proceeds from the issuance of common stock                        50,000                   -
   Proceeds from the issuance of preferred stock                          -           1,614,423
   Proceeds from the exercise of stock options                          137               6,270
                                                              --------------      --------------
   Net cash provided by financing activities                        169,717           1,688,823
                                                              --------------      --------------
   Net increase in cash and
     temporary cash investments                                      79,520              23,069
   Cash and temporary cash investments at beginning of year         356,377             391,412
                                                              --------------      --------------
   Cash and temporary cash investments at September 30        $     435,897       $     414,481
                                                              ==============      ==============
   Supplemental disclosures of cash flow information Cash paid during the periods for:

      Interest (net of amounts capitalized)                   $      91,115       $      61,190
                                                              ==============      ==============
      Income taxes                                            $           -       $         181
                                                              ==============      ==============


See accompanying notes to Condensed Consolidated Financial Statements.

                       RCN CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Thousands of Dollars, Except Per Share Amounts)



1. The Company's primary business is delivering bundled communications services to residential customers over the Company's network, predominately owned by the Company, to 7 of the 10 most densely populated areas of the country. We are currently operating in Boston, New York, Philadelphia suburbs, Washington DC, Chicago, San Francisco and Los Angeles.

ResiLink(SM) is the brand name of our various bundled service alternatives that enables residential customers to enjoy various, pre-packaged bundles of Phone, Cable TV and High-Speed Internet for a flat monthly price. The bundles are designed to appeal to consumers seeking simplification and value. In addition to ResiLink, we sell Phone, Cable TV, High-Speed Cable Modem and dial-up Internet to residential customers on an a-la-carte basis, and we provide communication services to commercial customers. We are working to leverage the excess capacity of our Megaband(SM) Network to allow us to expand our offering of new services.

Our services are typically delivered over our own high-speed, high-capacity, fiber-optic Megaband Network. We are building our Megaband Network in the most densely populated areas of the nation consisting of only 6% of the nations geography, which we believe includes 44% of the residential telecommunications market. We generally build our Megaband Network in communities where we can reach 150 homes per mile of network plant. The Megaband Network is a unique broadband fiber-optic platform that typically employs diverse backbone architecture and localized fiber-optic nodes. This architecture allows us to bring our state-of-the-art fiber-optics within approximately 900 feet of our customers, with fewer electronics and lower maintenance costs than existing competitors' local networks. We have designed our Megaband Network to have excess capacity so that we believe we have the capability of adding new communications services more efficiently and effectively than the incumbents or other competitors.

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

Accordingly, during the second quarter of 2001, management concluded its evaluation and revised its strategic and fundamental plans in order to achieve these objectives. Based on these revisions to its plans, management took actions during the second quarter to realign resources to focus on core opportunities and product offerings. The Company also shifted focus from beginning construction in new markets to additional construction in its existing markets to achieve higher growth with lower incremental capital spending.

Specifically, expansion to new markets was curtailed and expansion plans for existing markets over the subsequent 24 to 36 months were curtailed in some markets, delayed in some markets and shifted in other markets as deemed appropriate.

The Company initiated discussions with certain franchising authorities to inform them of the Company's decision and to evaluate the effects, if any, of the Company's obligations under the associated franchise agreements. There can be no assurance that the Company will not be subject to costs and penalties.

A detailed review of facilities requirements against lease obligations was conducted to identify excess space. The Company is in the process of consolidating space and exiting or subleasing excess facilities.

The inventory levels were assessed in relation to construction materials requirements for the foreseeable future based on the revised operating plan. Such assessment process resulted in the identification of excess inventory which can not be disbursed for alternative use and which is either to be returned to vendors, or resold to a secondary market.

Additionally, due to the events described above, the Company completed an assessment of the recoverability of its investment in each market under the guidelines of Statement of Financial Accounting Standards ("SFAS") No. 121. This assessment indicated that certain assets acquired in business combinations with 21st Century Telecom and certain Internet operations were impaired. The downward revision in expected future net cash flows based on the revised operating plan and the impairment in value of certain acquired assets resulted in the write-off of a portion of the net book value of the Company's recorded investment, primarily goodwill and other intangible assets in 21st Century Telecom and certain Internet operations.

Related special charges aggregated approximately $471,000. Components of the special charges are as follows. Estimated costs to exit excess facilities were $31,000 of which $2,000 was paid during the quarter ended September 30, 2001. Charges to dispose of inventory determined to be excessive relative to currently planned construction activities were $100,000 and are included in the line item Goodwill write-down and special charges as opposed to the line item Costs and expenses. Costs related to property and equipment in abandoned markets aggregated $48,000. Impairments of tangible, identifiable intangible and goodwill assets from prior acquisitions, measured as the amount by which the carrying value exceeded the present value of estimated future cash flows, was $292,000. Additionally, franchise costs in the amount of $18,000 were accrued primarily representing costs related to the Company's decision to stop or delay construction in certain markets and are included in operating, selling, and G&A expenses. None of these additional accrued franchise costs were paid during the third quarter. Costs related to workforce reductions of approximately $2,700 have been paid and are also included in operating, selling and G&A expenses.

The Company will continue to make future periodic assessments under SFAS 121 based on circumstances that exist at the time of the assessments. The financial statement impact, if any, of these assessments is not determinable at this time.

4. During the quarter ended June 30, 2001, the Company completed a private placement of $50,000 of approximately 7.66 million shares of common stock and warrants to purchase approximately 3.83 million shares of common stock with Red Basin, LLC, an entity formed by Walter Scott, Jr., a director of the Company, together with certain family members and trusts. The Company used the proceeds to redeem certain long term debt in July 2001. The table below sets forth, as of the expiration of the tender offer, the approximate principal amount tendered.

                         Purchase Price       Principal Amount              Principal Amount
Series of Notes           (per $1000)       Tendered (in millions)       Purchased (in millions)
---------------          --------------     ----------------------       -----------------------
10% Senior Notes             $480                  $ 71.2                        $20.8
10-1/8% Senior Notes         $435                  $127.8                        $23.0
9.80% Senior Discount
  Notes                      $280                  $103.6                        $35.7
11% Senior Discount
  Notes                      $305                  $ 47.3                        $32.8
11-1/8% Senior Discount
  Notes                      $300                  $195.2                        $33.3

During the quarter ended September 30, 2001 the Company recognized an extraordinary gain of approximately $75,500 on the debt extinguishment.

During the quarter ended September 30, 2001, the Company commenced a second tender offer to purchase certain of its senior notes, which was completed in October 2001. The table below sets forth, as of the expiration of the tender offer, the approximate principal amount tendered.

                         Purchase Price       Principal Amount           Principal Amount to be
Series of Notes           (per $1000)       Tendered (in millions)       Purchased (in millions)
---------------          --------------     ----------------------       -----------------------
10% Senior Notes             $350                  $ 43                           $ 43
10-1/8% Senior Notes         $360                  $120                           $120
9.80% Senior Discount
  Notes                      $250                  $290                           $140
11% Senior Discount
  Notes                      $190                  $120                           $ 79
11-1/8% Senior Discount
  Notes                      $250                  $211                           $211

The Company expects to recognize an extraordinary gain of approximately $360,000 on the debt extinguishment during the 4th quarter.

During the quarter ended September 30, 2001, the Company borrowed its term loan A in the amount of $250,000 pursuant to its $1 billion senior secured credit facility. The banks' commitment for such a term loan was set to expire in the fourth quarter of 2001 had it not been utilized.

5. Stock Options

Incentive Stock Options

The Company granted 54,250 Incentive Stock Options("ISO's") to employees during the quarter ended September 30, 2001 with a fair value under SFAS No. 123 of $44.

Non-cash stock based compensation expense under SFAS No. 123 related to ISO's recognized during the quarter and nine months ended September 30, 2001 was approximately $3,466 and $10,310, respectively. As of September 30, 2001, the Company had not reflected $10,934 of unamortized compensation expense in its financial statements for options granted as of September 30, 2001. The unamortized compensation expense is recognized over the ISO's vesting period, which is approximately three years.

Outperform Stock Option Plan

The Company did not grant any Outperform Stock Options ("OSO's") to employees during the quarter ended September 30, 2001. The terms and conditions of the OSO's granted in 2001 were generally the same as the OSO's granted to employees in 2000, as described in the Company's proxy statement relating to the May 17, 2001 Annual Shareholders Meeting, except that the initial strike price is the market price on the date of grant.

Non-cash stock based compensation expense related to OSO's recognized during the quarter and nine months ended September 30, 2001 was approximately $6,416 and $19,923, respectively. As of September 30, 2001, the Company had not reflected $36,714 of unamortized compensation expense in its financial statements for options granted as of September 30, 2001. The unamortized compensation expense is recognized over the OSO's vesting period, which is approximately five years.

Option Exchange Program

During the quarter ended September 30, 2001, the Company commenced a stock option exchange offer that was completed in November 2001. Under the offer, all options with a strike price below $16.00 were eligible to be exchanged in the ratio of 3 new options for 4 old options and options with a strike price of $16.00 and above were eligible to be exchanged in the ratio of 1 new option for 2 old options. Approximately 6,150,000 new stock options will be issued in November, as a result of the exchange program and approximately 9,750,000 stock options will be cancelled. Approximately 1,700,000 new Outperformance Options ("OSO's") will be issued in November, as a result of the exchange program and approximately 3,260,000 OSO's will be cancelled. The strike price of the new options is $1.95 and the new stock options will vest monthly at a rate of 1/36 each month over a three-year period and the term of the new options will be five years. The OSO's will vest monthly at a rate of 1/60 each month over a five-year period and the term of the new OSO's will be ten years. Although the options were exchanged, generally accepted accounting principles may require additional non-cash stock based compensation be recorded in the future as a result of the program. The Company is in the process of determining the fair market value of the options granted as a result of the program.

Restricted Stock

The Company recorded $4,919 and $14,662 of non-cash compensation expense during the quarter and nine months ended September 30, 2001 relating to grants of restricted stock to employees pursuant to its restricted stock program.

As of September 30, 2001, the Company had unearned compensation costs of $20,784 which is being amortized to expense over the restriction period.

Preferred Stock

At September 30, 2001 the Company paid cumulative dividends in the amount of $192,404 in additional shares of Series B Preferred Stock. At September 30, 2001 the number of common shares that would be issued upon conversion of the Series B Preferred Stock was 29,716,196.

At September 30, 2001 the Company paid cumulative dividends in the amount of $47,018 in the form of additional Series A Preferred Stock. At September 30, 2001 the number of common shares that would be issued upon conversion of the Series A Preferred Stock was 7,615,848.

6. Basic loss per share is computed based on net (loss) after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on net (loss) after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock and stock options which would have been assumed to be converted in the quarter and nine months ended September 30, 2001 and have a dilutive effect if the Company had income from continuing operations is 28,229,211 and 41,009,930, respectively. The number of shares of preferred stock and stock options which would have been assumed converted in the quarter and nine months ended September 30, 2000 and have a dilutive effect if the Company had income from continuing operations is 25,852,459 and 38,391,225, respectively.


                                                     Quarter Ended                 Nine Months Ended
                                                     September 30,                   September 30,
                                               --------------------------   ------------------------------
                                                   2001           2000           2001            2000
                                               ------------   ------------   -------------   -------------
Net (loss)                                     $   (73,415)   $  (198,038)   $   (933,643)   $   (509,019)
Preferred stock dividend and accretion
  requirements                                      38,225         35,760         112,792          86,392
                                               ------------   ------------   -------------   -------------
Net loss to common shareholders                $  (111,640)   $  (233,798)   $ (1,046,435)   $   (595,411)

Basic loss per average common share:

  Weighted average shares outstanding           97,324,957     86,470,290      92,174,281      83,434,647
  Loss from continuing operations              $     (1.92)   $     (2.70)   $     (12.17)   $      (7.14)
  Extraordinary item                           $      0.77    $         -    $       0.82    $          -
  Loss per average common share                $     (1.15)   $     (2.70)   $     (11.35)   $      (7.14)

  Diluted loss per average common share:

  Weighted average shares outstanding           97,324,957     86,470,290      92,174,281      83,434,647
  Dilutive shares                                        -              -               -               -
                                               ------------   ------------   -------------   -------------
  Weighted average shares and common stock
   equivalents outstanding                      97,324,957     86,470,290      92,174,281      83,434,647
                                               ============   ============   =============   =============
  Loss from continuing operations              $     (1.92)   $     (2.70)   $     (12.17)   $      (7.14)
  Extraordinary item                           $      0.77    $         -    $       0.82    $          -
  Loss per average common share                $     (1.15)   $     (2.70)   $     (11.35)   $      (7.14)

7. The Company primarily has two components of comprehensive income, cumulative translation adjustments and unrealized appreciation/depreciation on investments. The amount of total comprehensive loss for the quarter and nine months ended September 30, 2001 was ($67,210) and ($930,315), respectively. The amount of total comprehensive loss for the quarter and nine months ended September 30, 2000 was ($191,650) and ($500,372), respectively.

8. RCN is party to the RCN-BECOCOM joint venture with NSTAR Communications, Inc. ("NSTAR Communications"), a subsidiary of NSTAR, regarding construction of our Megaband Network and operation of our telecommunications business in the Boston metropolitan area. NSTAR is a holding company that, through its subsidiaries, provides regulated electric and gas utility services in the Boston area. Pursuant to the joint venture agreements, both parties have agreed to make capital contributions in accordance with their respective membership interests. In addition, RCN has access to and use of NSTAR's large fiber-optic network, rights of way and construction expertise. Pursuant to an exchange agreement between NSTAR Communications and RCN, NSTAR Securities has the right, from time to time, to convert portions of its ownership interest in RCN-BECOCOM into shares of the Company's Common Stock, based on an appraised value of such interest. Shares issued upon such exchanges are issued to NSTAR Securities. As of September 30, 2001, NSTAR Securities has exchanged portions of its interest for a total of 4,097,193 shares of RCN Common Stock. Following such exchanges, NSTAR Securities retains a 29.35% sharing ratio in the joint venture, and the right to invest as if it owned a 49% interest. Such investment percentage will decrease to the extent NSTAR Securities disposes of any such RCN Common Stock. In April 2000, NSTAR Securities gave notice of its intent to convert its remaining ownership interest into shares of the Company's Common Stock. In October 2000, the Company and NSTAR Communications reached an agreement in principle regarding settlement of the final valuation of that exchange and to amend certain other agreements governing the RCN-BecoCom, LLC joint venture (the "Joint Venture"). If the transaction is consummated pursuant to the agreement in principle, NSTAR Securities would receive 7.5 million shares of the

Company's Common Stock in exchange for its remaining membership interest in the Joint Venture, representing $152 million invested by NSTAR Communications. In addition, a new class of security in the Joint Venture would be created. NSTAR Communications would be permitted to invest up to $100 million in such security, which would carry a cash coupon rate of 1.84% per month, guaranteed by the Company. Such coupon would include amortization of principal, which would be fully amortized over a fifteen year term (callable after eight years, subject to certain make-whole requirements). NSTAR Communications, at its election, may choose to designate the amounts it contributes under future capital calls as either common equity or the new security in the Joint Venture. Future investments by NSTAR Communications would not be convertible into Company stock. In addition, the Joint Venture and NSTAR Communications would amend certain of their agreements to incorporate an incentive and penalty provision for construction activities and expand the relevant market in which the Joint Venture operates. The parties have been continuing to discuss this agreement in principle and no assurance can be given that it will be consummated on the terms described above. RCN-BECOCOM is consolidated in our financial statements.

9. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities". This Statement establishes accounting and reporting standard requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS No. 133, as amended by Statement of Financial Accounting Standards Nos 137 and 138, requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and is effective for fiscal years beginning after January 1, 2001. As the Company has limited derivative financial instruments, the adoption and continuing impact of SFAS No. 133 did not have a significant impact on reported earnings and/or other comprehensive income.

In July of 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", which establish new criteria for identification of separate intangibles acquired, establish the impairment approach rather than amortization for goodwill, and eliminate pooling of interests method of accounting. The Company has $55,209 of net unamortized goodwill and $14,437 of net unamortized identifiable intangible assets as of September 30, 2001 and has incurred $65,573 of amortization expense in the nine months ended September 30, 2001. During the quarter ended June 30, 2001, the Company wrote off approximately $253,000 in goodwill and other identifiable intangible assets which were determined to be impaired as discussed in Note 3. Amortization expense recognized for these intangible assets during the six months ended June 30, 2001 prior to the write-down was approximately $23,186. Effective January 1, 2002, the Company will no longer be required to record amortization expense on goodwill, but will instead evaluate these assets for potential impairment.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires, among other things, retirement obligations to be recognized when they are incurred and displayed as liabilities, with a corresponding amount capitalized as part of the related long-lived asset. The capitalized element is required to be expensed using a systematic and rational method over its useful life. SFAS 143 will be adopted by the Company commencing January 1, 2003 and is not expected to have a significant impact on the Company's financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 will be adopted by the Company commencing January 1, 2002. The Company is in the process of determining the impact, if any, of adopting SFAS 144.

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

During the second quarter of 2001, the Company received a supplemental IRS Letter Ruling modifying the Company's contingent funding obligation to 3% of the Company's outstanding shares immediately after the spin-off, or approximately
1.64 million shares of Common Stock, to the ESOP portion of the 401(k) plan, regardless of the value of the shares in the ESOP. As of September 30, 2001, the ESOP holds approximately 1,106,357 shares of Company Common Stock.

11. In August 2001, the Company consummated the sale of one of its New Jersey properties for approximately $40,000, resulting in an after tax gain of approximately $9,500. The property sits on 134 acres and is zoned for 1,520,000 square feet of office space. Pursuant to the sale of the land, the Company entered into a 99 year ground lease on the property which gives the Company the right to develop 402,904 square feet of office space.

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

GENERAL

The Company's primary business is delivering bundled communications services to residential customers over the Company's network, predominately owned by the Company, to 7 of the 10 most densely populated areas of the country. The Company currently operates in Boston, New York, Philadelphia suburbs, Washington DC, Chicago, San Francisco and Los Angeles.

ResiLink is the brand name of the Company's bundled service that enables residential customers to enjoy various, pre-packaged bundles of Phone, Cable TV and High-Speed Internet for a flat monthly price. The bundles are designed to appeal to consumers seeking simplification and value. In addition to ResiLink, the Company sells Phone, Cable TV, High-Speed Cable modem and dial-up Internet to residential customers on an a-la-carte basis, and the Company provides communication services to commercial customers. The Company is working to leverage the excess capacity of its' Megaband Network to allow the Company to expand its offering of new services.

The Company's services are typically delivered over its own high-speed, high-capacity, fiber-optic Megaband Network. The Company is building its Megaband Network in the most densely populated areas of the nation, which we believe gives the Company access up to 44% of the residential telecommunications market by building its network in only 6% of the nation's geography. The Company generally builds its Megaband Network in communities where it can reach up to 150 homes per mile of network plant. The Megaband Network is a unique broadband fiber-optic platform that typically employs diverse backbone architecture and localized fiber-optic nodes. This architecture allows the Company to bring its state-of-the-art fiber-optics within approximately 900 feet of its customers, with fewer electronics and lower maintenance costs than existing competitors' local networks. The Company has designed the Megaband Network to have excess capacity. The Company believes that it has the capability of adding new communications services more efficiently and effectively than the incumbents or other competitors.

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

Results of Operations

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

For the quarter ended September 30, 2001, sales increased $28,102, or 31.8%, to $116,347 from $88,245 for the same period in 2000. Operating losses before non-cash stock-based compensation and depreciation and amortization were ($40,489) as compared to ($83,147) for the same period in 2000.

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

Total sales increased $28,102, or 31.8%, to $116,347 for the quarter ended September 30, 2001 from $88,245 for the quarter ended September 30, 2000. The increase primarily resulted from a higher percentage of cable modem subscribers coupled with an increase in average service connections, which increased 23.4% to approximately 958,000 for the quarter ended September 30, 2001 from approximately 776,000 for the quarter ended September 30, 2000 (including connections of the Starpower joint venture the average service connections were approximately 1,194,000 and 1,032,000, respectively). The increase in average service connections resulted principally from customer growth in the Chicago market and from growth in average on-net connections, which increased 63.6% from approximately 357,000 for the quarter ended September 30, 2000 to approximately 584,000 for the quarter ended September 30, 2001. Total on-net connections increased 63.8% from 384,000 at September 30, 2000 to 624,000 at September 30, 2001.

Phone sales increased $12,870, or 74.6%, to $30,129 for the quarter ended September 30, 2001 from $17,259 for the quarter ended September 30, 2000. Average on-net Phone connections increased approximately 85.3% to approximately 184,000 for the quarter ended September 30, 2001 (including connections of the Starpower joint venture the average on-net connections were approximately 196,000) from approximately 100,000 for the quarter ended September 30, 2000. Average off-net Phone connections decreased approximately 11.8% to approximately 26,000 for the quarter ended September 30, 2001 from approximately 30,000 for the quarter ended September 30, 2000. The increase in Phone revenue is attributable to higher average connections of approximately $11,870 and an increase in revenue per connection of approximately 7.1%.

Cable TV sales increased $13,652, or 34.2%, to $53,622 for the quarter ended September 30, 2001 from $39,970 for the quarter ended September 30, 2000. The increase was primarily due to approximately 90,000 additional average Cable TV connections for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. Average on-net Cable TV connections grew 92,000 or 43.0% to approximately 306,000 for the quarter ended September 30, 2001 (including connections of the Starpower joint venture the average on-net Cable TV connections were approximately 335,000) from approximately 214,000 for the quarter ended September 30, 2000. Average off-net Cable TV connections were approximately 130,000 and 132,000 for the quarter ended September 30, 2001 and 2000, respectively. Approximately $3,700 of the overall increase in Cable TV sales is attributable to the Chicago market and of the remainder approximately $4,988 was attributable to higher service connections and approximately $4,500 was attributable to higher average revenue per connection.

Internet sales increased $3,535, or 16.3% to $25,284 for the quarter ended September 30, 2001 from $21,749 for the quarter ended September 30, 2000. Approximately $2,600 of the increase in Internet sales was due to customer growth, the remainder was predominately attributable to an increase in the quality of Internet sales and connections, by replacing dial-up sales with High-Speed cable modem sales hence increasing the revenue per connection. The Company did experience a decline in dial-up Internet subscribers resulting primarily from the continued reduction of the Company's marketing efforts in its dial-up business.

For the quarter ended September 30, 2001, the Company had approximately 218,000 average off-net Internet connections and approximately 93,000 average on-net Internet connections (including connections of the Starpower joint venture the average Internet connections were approximately 391,000 and 101,000, respectively). For the quarter ended September 30, 2000, the Company had approximately 257,000 average off-net Internet connections and approximately 44,000 average on-net Internet connections (including connections of the Starpower joint venture the average Internet connections were approximately 481,000 and 46,000, respectively).

Other sales decreased $1,955 or 21.1% to $7,312 for the quarter ended September 30, 2001 from $9,267 for the quarter ended September 30, 2000. The decrease was due primarily to lower reciprocal compensation.

Costs and expenses, excluding non-cash stock-based compensation, depreciation and amortization

Costs and expenses, excluding non-cash stock-based compensation, and depreciation and amortization are comprised of direct costs, and operating, selling and general and administrative expenses.

Direct expenses include direct costs of providing services, primarily video programming, franchise costs and network access fees.

Direct expenses increased approximately $5,900, or 13.1%, to $51,200 for the quarter ended September 30, 2001 from $45,300 for the quarter ended September 30, 2000. The increase was principally the result of increased connections and higher sales as well as increased programming costs. These increases were partially offset by lower direct costs resulting from declining resale telephony customers and certain other network optimization efforts.

Operating, selling, general and administrative expenses primarily include customer service costs, advertising, sales, marketing, order processing, telecommunications network maintenance and repair ("technical expenses"), general and administrative expenses, installation and provisioning expenses, and other corporate overhead.

Operating, selling, general and administrative costs ("SG&A costs") decreased approximately $20,500, or 16.2%, to $105,600 for the quarter ended September 30, 2001 from $126,100 for the quarter ended September 30, 2000. This was the third consecutive quarter in which SG&A costs decreased while sales increased. Additionally, SG&A costs as a percent of revenue declined from 142.9% for the quarter ended September 30, 2000 to 90.8% for the quarter ended September 30, 2001. The Company has taken various cost control measures and believes that this trend toward reducing SG&A costs as a percentage of revenue will continue in succeeding periods.

Customer service costs, including order processing, decreased approximately $11,100, or 41.1%, for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. The decrease is primarily due to lower personnel related expenses over the comparable period in 2000.

Technical expense, including installation and provisioning, increased approximately $1,600, or 7.1%, for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. Technical expense decreases of approximately $5,300 were due to engineering and construction headcount and contract labor reductions made as a result of the Company's decision to stop or delay construction in certain markets. This decrease is offset by a decrease of approximately $5,500 in technical costs capitalized as part of the cost of construction of the telecommunications network. Rental and utility expense and related maintenance cost, primarily for material storage and hub sites, increased approximately $1,600.

Sales and marketing costs decreased approximately $5,500, or 25.5%, for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. The decrease resulted principally from a reduction in internal staff as a result of the reduction of network expansion and network operations. Additionally, while promotional expenses decreased, direct mailing activities increased.

Advertising costs decreased approximately $10,900, or 109.0%, for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. The decrease is primarily related to a shift in the Company's advertising philosophy away from mass media branding to a more stratified customer targeted campaign. In addition, some of the decreases were due to the reduction of network expansion resulting in the reduction of the need for advertising in newly entered markets.

General and administrative expenses increased approximately $5,500, or 12.4%, for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. Information technology expenses increased approximately $4,900. The Company is in the process of developing information technology systems, which will provide a sophisticated customer care infrastructure as well as other billing and administrative support systems. Such systems include a tracking and billing system to support the Company's ResiLink bundled service package. These multiple systems are in various stages of development and implementation. The expense increases represent staff additions to both support this effort and maintain the systems as well as expenses associated with the planning, analysis, data conversion and training phases of these projects.

Rent, repair, maintenance and utility expense decreased approximately $2,000, primarily related to consolidation of space and equipment. Legal/Litigation expenses increased by approximately $5,000, primarily representing costs related to the Company's decision to stop or delay construction in certain markets. Recruiting and related expenses decreased by approximately $2,200.

Stock-Based Compensation

As of January 1, 2000 the Company has adopted the recognition provisions of SFAS No. 123 - "Accounting for Stock-Based Compensation" ("SFAS 123"). Non-cash stock based compensation from period to period decreased approximately $2,200 due to additional outperform stock option amortization in the quarter ended September 30, 2000. This decrease was offset by $1,200 due to grants of incentive stock options and restricted stock in the quarter ended September 30, 2001.

Depreciation and amortization

Depreciation and amortization was $73,188 for the quarter ended September 30, 2001 and $83,059 for the quarter ended September 30, 2000. The decrease of $9,871, or 11.9%, was the result of a higher depreciable basis of plant resulting primarily from expansion of the Company's Megaband Network, offset by a decrease in amortization of intangible assets arising from the impairment of identifiable intangible, goodwill and assets from prior acquisitions. The cost basis of property, plant and equipment, excluding construction in process and construction materials, at September 30, 2001 and 2000 was $2,253,067 and $1,511,630, respectively. Depreciation expense as a percentage of average gross property, plant and equipment, excluding construction in progress, was 3.19% and 3.41% for the quarters ended September 30, 2001 and 2000, respectively. The basis of intangible assets was $189,464 and $648,585 at September 30, 2001 and 2000, respectively. Amortization expense as a percentage of average intangible assets was 1.88% and 5.45% for the quarters ended September 30, 2001 and 2000, respectively.

The Company expects that depreciation expense will increase in future periods due to the expansion of the Company's advanced fiber-optic network.

Investment income

Investment income was $16,172 and $39,789 for the quarters ended September 30, 2001 and 2000, respectively. The decrease of $23,617, or 59.4%, primarily results from realized gains on the sale of securities offset by a decrease in investment income due to a decrease in average cash, temporary cash investments and short-term investments as compared to the same period in 2000. Cash, temporary cash investments and short-term investments were $1,132,000 at September 30, 2001 and $2,165,000 at September 30, 2000. The decrease in average cash is primarily attributable to capital expenditures and inventory increases of approximately $510,000 and working capital requirements.

Interest expense

For the quarter ended September 30, 2001, interest expense was $48,182 as compared to $55,638 for the quarter ended September 30, 2000. The decrease resulted primarily from lower accretion on the senior discount notes, primarily due to the debt extinguishment from the tender offer (see Note 4) which was offset by higher capitalized interest.

Income tax

The Company's effective income tax rate was a provision of 0.02% and a benefit of 0.4% for the quarter ended September 30, 2001 and September 30, 2000, respectively. The Company's cumulative losses have exceeded the tax effect of accelerated deductions, primarily depreciation, which the Company has taken for federal income tax purposes. As a result, generally accepted accounting principles do not permit the recognition of the tax benefits of such excess losses in the financial statements, when it is more likely than not that they will not be realized. This accounting treatment does not impact cash flows for taxes or the amounts or expiration periods of actual net operating loss carryovers.

Minority interest

For the quarters ended September 30, 2001 and 2000, minority interest of $5,611 and $6,429, respectively, primarily represents the interest of NSTAR Securities in the loss of RCN-BECOCOM.

Equity in the loss of unconsolidated entities

For the quarter ended September 30, 2001, equity in the loss of unconsolidated entities primarily represents the Company's share of the income/(loss) and amortization of excess cost over net assets of Megacable of $543 and Starpower of ($4,942) and JuniorNet/Lancit of ($97). For the quarter ended September 30, 2000, equity in the loss of unconsolidated entities primarily represents the Company's share of the losses and amortization of excess cost over net assets of Megacable of $732, Starpower of ($4,786) and JuniorNet of ($2,976).

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

For the nine months ended September 30, 2001, sales increased $94,804, or 39.8%, to $333,258 from $238,454 for the same period in 2000. Operating losses before non-cash stock-based compensation, depreciation and amortization and special charges were ($186,439) as compared to ($222,230) for the same period in 2000.

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

Total sales increased $94,804, or 39.8%, to $333,258 for the nine months ended September 30, 2001 from $238,454 for the nine months ended September 30, 2000. The increase primarily resulted from a higher percentage of cable modem subscribers coupled with an increase in average service connections, which increased 25.6% to approximately 929,000 for the nine months ended September 30, 2001 from approximately 740,000 for the nine months ended September 30, 2000 (including connections of the Starpower joint venture the average service connections were approximately 1,171,000 and 983,000, respectively). The increase in average service connections resulted principally from customer growth in the Chicago and Boston markets and from growth in average on-net connections, which increased 82.4% from approximately 290,000 for the nine months ended September 30, 2000 to approximately 529,000 for the nine months ended September 30, 2001. Total on-net connections increased 63.8% from 384,000 at September 30, 2000 to 629,000 at September 30, 2001.

Phone sales increased $35,580, or 77.5%, to $81,461 for the nine months ended September 30, 2001 from $45,881 for the nine months ended September 30, 2000. Average on-net Phone connections increased approximately 107.0% to approximately 166,000 for the nine months ended September 30, 2001 (including connections of the Starpower joint venture the average on-net connections were approximately 175,000) from approximately 80,000 for the nine months ended September 30, 2000. Average off-net Phone connections decreased approximately 14.2% to approximately 28,000 for the nine months ended September 30, 2001 from approximately 33,000 for the nine months ended September 30, 2000. The increase in Phone revenue is attributable to higher average connections of approximately $35,000 and an increase in revenue per connection of approximately 3.3%.

Cable TV sales increased $40,942, or 37.2%, to $151,024 for the nine months ended September 30, 2001 from $110,082 for the nine months ended September 30, 2000. The increase was primarily due to approximately 97,000 additional average Cable TV connections for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Average on-net Cable TV connections grew 104,000 or 58.8% to approximately 281,000 for the nine months ended September 30, 2001 (including connections of the Starpower joint venture the average on-net Cable TV connections were approximately 306,000) from approximately 177,000 for the nine months ended September 30, 2000. Average off-net Cable TV connections were approximately 143,000 and 139,000 for the nine months ended September 30, 2001 and 2000, respectively. Approximately $28,000 of the overall increase in Cable TV sales is attributable to the Chicago and Boston markets and of the remainder approximately $6,600 was attributable to higher service connections and approximately $16,400 was attributable to higher average revenue per connection.

Internet sales increased $19,283, or 35.0% to $74,436 for the nine months ended September 30, 2001 from $55,153 for the nine months ended September 30, 2000. The increase in Internet sales was principally due to customer growth, the remainder was predominately attributable to an increase in the quality of Internet sales and connections, by replacing dial-up sales with High-Speed cable modem sales hence increasing the revenue per connection.

For the nine months ended September 30, 2001, the Company had approximately 230,000 average off-net Internet connections and approximately 81,000 average on-net Internet connections (including connections of the Starpower joint venture the average Internet connections were approximately 414,000 and 88,000, respectively). For the nine months ended September 30, 2000, the Company had approximately 278,000 average off-net Internet connections and approximately 33,000 average on-net Internet connections (including connections of the Starpower joint venture the average Internet connections were approximately 495,000 and 34,000, respectively).

Other sales decreased $1,001 to $26,337 for the nine months ended September 30, 2001 from $27,338 for the nine months ended September 30, 2000. The decrease was due primarily to lower reciprocal compensation.

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

Direct expenses increased approximately $30,300, or 23.9%, to $157,200 for the nine months ended September 30, 2001 from $126,900 for the nine months ended September 30, 2000. The increase was principally the result of higher sales as well as increased programming costs. These increases were partially offset by lower direct costs resulting from declining resale telephony customers and certain other network optimization efforts.

Operating, selling, general and administrative expenses primarily include customer service costs, advertising, sales, marketing, order processing, telecommunications network maintenance and repair ("technical expenses"), general and administrative expenses, installation and provisioning expenses and other corporate overhead.

Operating, selling, general and administrative costs ("SG&A costs") increased approximately $28,700, or 8.6%, to $362,500 for the nine months ended September 30, 2001 from $333,800 for the nine months ended September 30, 2000. This was the third consecutive quarter in which SG&A costs decreased while sales increased. Additionally, SG&A costs as a percent of revenue declined from 140.1% for the nine months ended September 30, 2000 to 108.8% for the nine months ended September 30, 2001. The Company has taken various cost control measures and believes that this trend toward reducing SG&A costs as a percentage of revenue will continue in succeeding periods.

Customer service costs, including order processing, decreased approximately $9,200, or 14.4%, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease is partially due to lower personnel related expenses over the comparable period in 2000.

Technical expense, including installation and provisioning, increased approximately $8,800, or 12.2%, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Technical expense increases of approximately $36,000 were due to engineering and construction headcount and contract labor additions made to plan and execute network expansion and network operations control center monitoring, prior to the Company's decision to stop or delay construction in certain markets. Network and equipment maintenance costs decreased approximately $400. Rental and utility expense, primarily for material storage and hub sites, increased approximately $11,000. These increases are offset by an increase of approximately $38,000 in technical costs capitalized as part of the cost of construction of the telecommunications network.

Sales and marketing costs increased approximately $17,000, or 13.8%, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The increase resulted principally from additional internal staff, outside labor and related commissions and benefits to cover increases in marketable homes, to increase penetration in the Company's existing markets and to increase the number of services per customer, prior to the Company's decision to stop or delay construction in certain markets. Customer research and sales and promotional activities comprised the remainder of the increase.

Advertising costs decreased approximately $17,500, or 78.7%, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease is primarily related to a shift in the Company's advertising philosophy away from mass media branding to a more stratified customer targeted campaign. In addition some of the decreases were due to reduction of the network expansion resulting in the reduction of the need for advertising in newly entered markets.

General and administrative expenses increased approximately $39,200, or 31.6%, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Information technology expenses increased approximately $9,200. The Company is in the process of developing information technology systems, which will provide a sophisticated customer care infrastructure as well as other billing and administrative support systems. Such systems include a tracking and billing system to support the Company's ResiLink bundled service package. These multiple systems are in various stages of development and implementation. The expense increases represent staff additions to both support this effort and maintain the systems as well as consulting expenses associated with the planning, analysis, data conversion and training phases of these projects.

Employee expenses and related insurance costs increased approximately $5,000 as a result of increased support staff. Operating taxes, primarily property taxes, increased approximately $2,500 as a result of expanded operations. Rent, maintenance and utility expense increased approximately $9,300, primarily related to additional space and equipment. Legal/Litigation and other professional service expenses increased by approximately $19,000, primarily representing costs related to the Company's decision to stop or delay construction in certain markets. Recruiting and related expenses decreased by approximately $4,000. In addition, bad debt expense increased approximately $5,000 due to increased revenues for the nine month period ending September 30, 2001 from the same period ending September 30, 2000. The remaining increase primarily represents additional development and support expenses associated with expanding operations and new markets prior to the Company's decision to stop or delay construction in certain markets.

Stock-Based Compensation

As of January 1, 2000 the Company has adopted the recognition provisions of SFAS No. 123 - "Accounting for Stock-Based Compensation" ("SFAS 123"). The increase in non-cash stock based compensation from period to period is primarily the result of a grant of outperform stock options which contributed approximately $9,700, the grant of incentive stock options which contributed approximately $4,300 and the grant of restricted stock which was the primary contributor of the remainder.

Depreciation and amortization

Depreciation and amortization was $248,813 for the nine months ended September 30, 2001 and $196,274 for the nine months ended September 30, 2000. The increase of $52,539, or 26.8%, was the result of a higher depreciable basis of plant resulting primarily from expansion of the Company's Megaband Network, offset by a decrease in amortization of intangible assets arising from the impairment of identifiable intangible and goodwill assets from prior acquisitions. The cost basis of property, plant and equipment, excluding construction in process and construction materials, at September 30, 2001 and 2000 was $2,253,067 and $1,511,630, respectively. Depreciation expense as a percentage of average gross property, plant and equipment, excluding construction in progress, was 3.19% and 3.41% for the nine months ended September 30, 2001 and 2000, respectively. The basis of intangible assets was $189,464 and $648,585 at September 30, 2001 and 2000, respectively. Amortization expense as a percentage of average intangible assets was 1.88% and 5.45% for the nine months ended September 30, 2001 and 2000, respectively.

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

Accordingly, during the second quarter of 2001, management concluded its planning and revised its strategic and fundamental plans in order to achieve these objectives. Based on these revisions to its plans, management took actions during the second quarter to realign resources to focus on core opportunities and product offerings. The Company also shifted focus from beginning construction in new markets to additional construction in its existing markets to achieve higher growth with lower incremental capital spending.

Specifically, expansion to new markets was curtailed and expansion plans for existing markets over the subsequent 24 to 36 months were curtailed in some markets, delayed in some markets and shifted in other markets as deemed appropriate.

The Company initiated discussions with certain franchising authorities to inform them of the Company's decision and to evaluate the effects, if any, of the Company's obligations under the associated franchise agreements. There can be no assurance that the Company will not be subject to costs and penalties.

A detailed review of facilities requirements against lease obligations was conducted to identify excess space. The Company is in the process of consolidating space and exiting or subleasing excess facilities.

The inventory levels were assessed in relation to construction materials requirements for the foreseeable future based on the revised operating plan. Such assessment process resulted in the identification of excess inventory which can not be disbursed for alternative use and which is either to be returned to vendors, or resold to a secondary market.

Additionally, due to the events described above, the Company completed an assessment of the recoverability of its investment in each market under the guidelines of Statement of Financial Accounting Standards No. 121 ("SFAS 121"). This assessment indicated that certain assets acquired in business combinations with 21st Century Telecom and certain Internet operations were impaired. The downward revision in expected future net cash flows based on the revised operating plan and the impairment in value of certain acquired assets resulted in the write off of a portion of the net book value of the Company's recorded investment, primarily goodwill and other intangible assets in 21st Century Telecom and certain Internet operations.

Related special charges aggregated approximately $471,000. Components of the special charges are as follows. Estimated costs to exit excess facilities were $31,000 of which $2,000 was paid during the quarter ended September 30, 2001. Charges to dispose of inventory determined to be excessive relative to currently planned construction activities were $100,000. Costs related to property and equipment in abandoned markets aggregated $48,000. Impairments of tangible, identifiable intangible and goodwill assets from prior acquisitions, measured as the amount by which the carrying value exceeded the present value of estimated future cash flows, was $292,000. Additionally, franchise costs in the amount of $18,000 were accrued primarily representing costs related to the Company's decision to stop or delay construction in certain markets and are included in operating, selling, and G&A expenses. None of these additional accrued franchise costs were paid during the third quarter. Costs related to workforce reductions of approximately $2,700 have been paid and are also included in operating, selling and G&A expenses.

The company will continue to make future periodic assessments under SFAS 121 based on circumstances that exist at the time of the assessments. The financial statement impact, if any, of these assessments is not determinable at this time.

Investment income

Investment income was $72,093 and $104,519 for the nine months ended September 30, 2001 and 2000, respectively. The decrease of $32,426, or 31.0%, primarily results from a decrease in investment income due to a decrease in average cash, temporary cash investments and short-term investments offset by a decrease in realized gains on the sale of securities, as compared to the same period in 2000. Cash, temporary cash investments and short-term investments were $1,132,000 at September 30, 2001 and $2,165,000 at September 30, 2000. The
decrease in average cash is primarily attributable to capital expenditures and inventory increases of approximately $510,000 and working capital requirements.

Interest expense

For the nine months ended September 30, 2001, interest expense was $152,422 as compared to $164,337 for the nine months ended September 30, 2000. The decrease resulted primarily from lower accretion on the senior discount notes primarily due to the debt extinguishment from the tender offer (see Note 4) offset by higher capitalized interest.

Income tax

The Company's effective income tax rate was a benefit of 0.3% and 0.5% for the nine months ended September 30, 2001 and September 30, 2000, respectively. The Company's cumulative losses have exceeded the tax effect of accelerated deductions, primarily depreciation, which the Company has taken for federal income tax purposes. As a result, generally accepted accounting principles do not permit the recognition of the tax benefits of such excess losses in the financial statements, when it is more likely than not that they will not be realized. This accounting treatment does not impact cash flows for taxes or the amounts or expiration periods of actual net operating loss carryovers.

Minority interest

For the nine months ended September 30, 2001 and 2000, minority interest of $17,953 and $16,688, respectively, primarily represents the interest of NSTAR Securities in the loss of RCN-BECOCOM.

Equity in the loss of unconsolidated entities

For the nine months ended September 30, 2001, equity in the loss of unconsolidated entities primarily represents the Company's share of the income/(loss) and amortization of excess cost over net assets of Megacable of $9,576 and Starpower of ($21,572) and JuniorNet/Lancit of $7,171. Due to the fact that JuniorNet is no longer in operations, during the second quarter of 2001, the Company recognized the gain of approximately $7,300 previously deferred on the sale of Lancit to JuniorNet and included this amount in Equity in the loss of unconsolidated entities. For the nine months ended September 30, 2000, equity in the income/(loss) of unconsolidated entities primarily represents the Company's share of the losses and amortization of excess cost over net assets of Megacable of $3,199, Starpower of ($13,673) and JuniorNet of ($11,696).

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

The Company's business plan will require a substantial amount of capital expenditures, a substantial portion of which will be incurred before any significant related revenues are expected to be realized. These expenditures, together with associated early operating expenses, may result in substantial negative operating cash flow and substantial net operating losses for the Company for the foreseeable future. The Company's spending will be primarily to fund the construction of its network, fund-operating losses and repay its debts. The Company believes its currently available funds are sufficient to fund its current business plan.

The implementation of the Company's business plan in new markets will require substantial additional capital. The Company may not be successful in producing sufficient cash flow, raising sufficient debt or equity capital on terms that it will consider acceptable, for selling Phone, Cable TV and Internet services. Further, expenses may exceed the Company's estimates and the financing needs may be higher than estimated. Failure to generate sufficient funds may require the Company to delay or abandon some of its future expansion or expenditures, which could have a material adverse effect on the Company's growth. The Company may not be able to obtain such financing if and when it is needed or that, if available, will be on terms acceptable to the Company.

As of the end of the quarter, the Company had approximately $1.4 billion in cash and available funds prior to closing the debt tender offer. In October, 2001 the company used approximately $161 million in it's debt tender transaction (See
Note 4). The Company expects to supplement its existing available credit facilities, available cash and operating cash flow by continuing to seek to raise capital to increase its network coverage and pay for other capital expenditures, working capital, debt service requirements, anticipated future operating losses and acquisitions.

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

The Company has two tranches of redeemable preferred stock, Series A and Series
B. At September 30, 2001 the Company had paid cumulative dividends in the amount of $47,018 in the form of additional Series A Preferred Stock. At September 30, 2001 the number of common shares that would be issued upon conversion of the Series A Preferred Stock was 7,615,848. At September 30, 2001 the Company had paid cumulative dividends in the amount of $192,404 in the form of additional shares of Series B Preferred Stock. At September 30, 2001 the number of common shares that would be issued upon conversion of the Series B Preferred Stock was 29,716,196.

The Company is party to the RCN-BECOCOM joint venture with NSTAR Communications, Inc. ("NSTAR Communications"), a subsidiary of NSTAR, regarding construction of our Megaband Network and operation of our telecommunications business in the Boston metropolitan area. As of September 30, 2001, NSTAR Securities has exchanged portions of its interest for a total of 4,097,193 shares of the Company's Common Stock. Following such exchanges, NSTAR Securities retains a 29.35% sharing ratio in the joint venture, and the right to invest as if it owned a 49% interest. Sources of funding for the Company's further financing requirements may include vendor financing, public offerings or private placements of equity and/or debt securities, and bank loans. There can be no assurance that sufficient additional financing will continue to be available to the Company or, if available, that it can be obtained on a timely basis and on acceptable terms. Failure to obtain such financing could result in the delay or curtailment of the Company's development and expansion plans and expenditures. Any of these events could impair the Company's ability to meet its debt service requirements and could have a material adverse effect on its business.

During the quarter ended June 30, 2001, the Company completed a private placement of $50,000 of approximately 7.66 million shares of common stock and warrants to purchase approximately 3.83 million shares of common stock with Red Basin, LLC, an entity formed by Walter Scott, Jr., a director of the Company, together with certain family members and trusts. The Company used the proceeds to redeem certain long term debt in July 2001. The Company recognized an extraordinary gain of approximately $75,500 on the debt extinguishment in the 3rd quarter of 2001.

During the quarter ended September 30, 2001, the Company commenced a second tender offer to purchase certain of its senior notes, which was completed in October 2001. The Company expects to recognize an extraordinary gain of approximately $360,000 on the debt extinguishment during the 4th quarter.

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

The Revolver may be borrowed and repaid from time to time. At September 30, 2001 there were no outstanding loans under the Revolver. Up to $150,000 of the Revolver may be used to fund working capital needs and for general corporate purposes. The remaining $100,000 of the Revolver as well as the term loans may be used solely to finance telecommunications assets. The Revolver can also be utilized for letters of credit up to a maximum of $15,000. As of September 30, 2001, there were

$7,000 in letters of credit outstanding under the Revolver. As of September 30, 2001 the Company also had letters of credit outside the Revolver of approximately $22,388 which are collateralized by cash. At September 30, 2001 there were no outstanding loans under the Term Loan A. As of September 30, 2001, $500,000 of the Term Loan B was outstanding and $250 million of the Term Loan A was outstanding.

The Credit Agreement contains conditions precedent to borrowing, events of default (including change of control) and covenants customary for facilities of this nature. The Credit Facility is secured by substantially all of the assets of the Company and its subsidiaries.

The Company has entered into certain Amendments to the Credit Agreement including an amendment dated as of June 28, 2000 which, among other things, amends certain financial covenants and gives the Company the ability to request from Chase Manhattan Bank up to $500,000 of incremental term loans. To the extent that Chase is unable to arrange commitments to the Company for the amount requested, then the Company has the right to arrange the shortfall in incremental loans from other banks or financial institutions.

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

The Company has indebtedness that is substantial in relation to its shareholders' equity and cash flow. At September 30, 2001 the Company had an aggregate of approximately $2,469,537 of indebtedness outstanding, and the ability to borrow up to an additional $250,000 under the Credit Agreement. The Company also has cash, temporary cash investments and short-term investments aggregating approximately $1,131,926 and a current ratio of approximately 4.28:1.

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

For the nine months ended September 30, 2001, the Company's net cash used in operating activities was $300,111 comprised primarily of a net loss of ($933,643) adjusted by non-cash depreciation and amortization of $248,814, other non-cash items totaling $610,981 and working capital changes of ($226,263). Net cash provided by investing activities of ($209,914) consisted primarily of additions to property, plant and equipment of $405,393, short-term investments, net of (655,820), and investment and advances in unconsolidated joint venture of $40,500. Net cash provided by financing activities of ($169,717) included primarily the repayment of capital lease obligations of $130,420 and the issuance of long term debt of ($250,000).

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

   Part II - OTHER INFORMATION
   ---------------------------

Item 2.  Changes in Securities and Use of Proceeds

     NONE

Item 5.  Other Information

On September 20, 2001 Peter Brodsky replaced Michael Levitt as the designee of HM4 Partners on the Company's Board of Directors, and he was elected as a Class I director on such date.

Item 6.  Exhibits and Reports on Form 8-K

(a.) Exhibits

     NONE

(b.) Reports on Form 8-K

On September 21, 2001, RCN Finance, LLC, a wholly owned subsidiary of RCN Corporation ("RCN"), commenced five separate tender offers for certain of RCN's outstanding senior notes. A press release with respect thereto is attached hereto as Exhibit 99.1.

On August 3, 2001, RCN Corporation made available various slides in connection with the Company's presentation at its 2nd Quarter Results Conference Call in Princeton, NJ on August 2, 2001. The contents of these slides are described in
Exhibit 99.1 to this Current Report on Form 8-K and incorporated herein by reference.

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 RCN Corporation

Date: November 9, 2001

                                 /s/ Timothy J. Stoklosa
                                 ----------------------------
                                 Timothy J. Stoklosa
                                 Executive Vice President and
                                 Chief Financial Officer