Form 10-K405
period 2001-12-31
RCN CORP /DE/
filed 2002-03-29
CIK 1041858

                                  FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2001

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

                                X  Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Number of shares of the Registrant's Stock ($1.00 par value) outstanding at February 28, 2002

                          101,849,125   Common Stock

Aggregate market value of Registrant's voting stock held by non-affiliates at February 28, 2002 computed by reference to closing price as reported by NASDAQ for Common Stock ($1.31 per share)

                           $84,880,990  Common Stock

                      Documents Incorporated by Reference

1. Proxy Statement for 2002 Annual Meeting of Shareholders is incorporated by reference into Part I and Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                     PART I

Item 1  Business
Item 2  Properties
Item 3  Legal Proceedings
Item 4  Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5  Market for the Registrant's Common Stock and Related Shareholder Matters
Item 6  Selected Financial Data
Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7a Quantitative and Qualitative Disclosures about Market Risk.
Item 8  Financial Statements and Supplementary Data.
Item 9  Disagreements on Accounting and Financial Disclosure.

                                    PART III

Item 10 Directors and Executive Officers of the Registrant
Item 11 Executive Compensation
Item 12 Security Ownership of Certain Beneficial Owners and Management
Item 13 Certain Relationships and Related Transactions
Item 14 Exhibits, Financial Statement Schedules and Report on Form 8-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF OPERATIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I

This Annual Report on Form 10-K is for the year ended December 31, 2001. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The SEC allows us to incorporate by reference information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. RCN, we, us and our refer to RCN Corporation and our subsidiaries.

You should carefully review the information contained in the Annual Report, but should particularly consider any risk factors that we set forth in this Annual Report and other reports or documents that we file from time to time with the SEC. Some of the statements and information contained in this Form 10-K discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. Those statements and information are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The "forward-looking" information is based on beliefs of management as well as assumptions made and information currently available to us. In some cases, these so-called forward-looking statements can be identified by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. These statements only reflect our predictions. Actual events or results may differ substantially. Important factors that could cause actual results to be materially different from anticipated results and expectations expressed in any forward-looking statements made by or on behalf of us include, but are not limited to, the Company's failure to:

     o achieve and sustain profitability based on the implementation of our broadband network;
     o   obtain adequate financing;
     o   overcome significant operating losses;
     o produce sufficient cash flow to fund our business and our anticipated growth;
     o   attract and retain qualified management and other personnel;
     o develop and implement effective business support systems for provisioning orders and billing customers;
     o   obtain and maintain regulatory approvals;
     o meet the terms and conditions of our franchise agreements and debt agreements, including the indentures relating to our bonds and our secured credit agreement;
     o achieve adequate customer penetration of our services to offset the fixed costs;
     o develop and successfully implement appropriate strategic alliances or relationships;
     o   obtain equipment, materials, inventory at competitive prices;
     o   obtain video programming at competitive rates;
     o   complete acquisitions or divestitures;
     o efficiently and effectively manage changes in technology, regulatory or other developments in the industry, changes in the competitive climate in which we operate, and relationships with franchising authorities.

The Company undertakes no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

Item 1. BUSINESS

Overview

         The Company's primary business is delivering bundled communications services to residential customers over the Company's broadband network, which is predominantly owned by the Company, including through joint ventures and majority owned subsidiaries, to 7 of the 10 most densely populated areas of the country. We are currently operating in Boston, including 18 surrounding communities, New York City, Philadelphia suburbs, Washington D.C., and certain suburbs, Chicago, San Francisco, and certain suburbs and certain communities in Los Angeles. We also serve the Lehigh Valley in Pennsylvania, and we are the incumbent franchised cable operator in many communities in central New Jersey. We believe we are the first company in many of our markets to offer one-stop shopping for Phone, Cable TV and High-Speed cable modem Internet services to residential customers.

         ResiLink[SM] is the brand name of our family of bundled service offerings to residential customers of Phone, Cable TV and high-speed Internet for a flat monthly price. These packages have different combinations of our core services and include various phone features and premium channels. The bundles are designed to appeal to customers seeking simplification and value. In addition to ResiLink, we sell Phone, Cable TV, High-Speed cable modem and dial-up Internet to residential customers on an a-la-carte basis, and we provide communication services to commercial customers. We are working to leverage the excess capacity of our broadband network to allow us to expand our offering of new services such as what we are doing with Video-on-Demand. Our services are typically delivered over our own high-speed, high-capacity, fiber-optic broadband network. We are building our broadband network in the most densely populated areas of the nation consisting of only 6% of the nations geography, which we believe includes 44% of the residential telecommunications market. We generally build our broadband network in markets where we can reach an average of 150 homes per mile of network plant. The broadband network is a fiber-optic platform that typically employs diverse backbone architecture and localized fiber-optic nodes. This architecture allows us to bring our state-of-the-art fiber optics within approximately 900 feet of our customers, with fewer electronics and lower maintenance costs than existing competitors' local networks. We have generally designed our broadband network in certain markets to have sufficient capacity so that we believe we have the capability of adding new communications services more efficiently and effectively than the incumbents or other competitors.

         There can be no assurance that the Company will achieve or sustain profitability, positive operating income or positive cash flows in the future as we develop our business.

         Because we deliver a variety of communications services, we report the total number of service connections purchased for High-Speed Internet, Cable TV and Phone rather than the number of customers. For example, a single customer who purchases High-Speed Internet, Cable TV and a phone line is reported as three connections. In addition, currently, phone connections only include access lines and do not include long distance customer connections. See "Connections", below. As of December 31, 2001, we had approximately 1,222,969 connections. Of the 1,222,969 connections, 827,400 connections are attributable to customers connected to our broadband network, approximately 33,900 connections are attributable to resale telephony customers served through other facilities and approximately 361,600 are attributable to "dial-up" Internet customers.

         As of December 31, 2001 our network consists of 9,470 route miles including 4,993 fiber route miles and passes 1.71 million homes in the United States.

         We have undertaken major initiatives in our Information Technology (IT) and Customer Care Departments. We have been and will continue devoting significant resources toward the implementation of a new operational support system that will allow us to more efficiently and effectively provision and administrate the delivery of our bundled services. The new operational support system will be designed to help us provide superior customer service and simplified billing choices. We believe that these and other initiatives will have a positive impact in achieving our business goals.


Connections. The following table summarizes the development of our subscriber base:


                                                     As of
                                      -----------------------------------
                                      12/31/99     12/31/00     12/31/01
                                      ---------    ---------    ---------
Network Connections:
 Phone..........................         62,733      140,329      220,562
 Cable TV.......................        292,204      413,403      486,888
 Internet.......................         21,654       59,852      119,955
                                       ---------    ---------    ---------
Subtotal Network Connections....        376,591      613,584      827,405
                                      ---------    ---------    ---------
 Resale.........................         46,986       47,228       33,932
 Dial-up........................        523,728      453,965      361,632
                                      ---------    ---------    ---------
Total Service Connections.......        947,305    1,114,777    1,222,969
                                      =========    =========    =========
Homes Passed....................        713,824    1,494,826    1,705,806
Marketable Homes................        551,006    1,220,161    1,500,129

The preceding table reflects a recent change in the company's reporting format. If the company had continued to report on-net and off-net connections as before the change, the results would have been as follows:

                                                    As of
                                     ------------------------------------
                                      12/31/99      12/31/00      12/31/01
                                     ---------     ---------     ---------

On-Net Service Connections:
 Phone..........................         62,733      140,329      220,562
 Cable TV.......................        138,577      266,567      451,407
 Internet.......................         21,654       66,660      133,139
                                      ---------    ---------     --------
Subtotal On-Net.................        222,964      473,556      805,108
                                      ---------    ---------     --------
Off-Net:
 Phone..........................         46,986       47,228       33,932
 Cable TV.......................        153,627      146,836       35,481
 Internet.......................        523,728      447,157      348,448
                                      ---------    ---------     --------
Subtotal Off-Net................        724,341      641,221      417,861
Total Service Connections.......        947,305    1,114,777    1,222,969
                                      =========    =========    =========

         "Resale" figures in the table above represent resold local phone service provided to customers through third party facilities.

         "Cable TV" figures in the table above include at December 31, 2001 approximately 23,000 connections, which reside on the Company's 18 GHZ wireless network (primarily in New York City).

         "Dial-up" figures in the table above primarily represent 56K dial-up Internet access services.

         In areas served by our joint ventures in the Greater Boston and Washington, D.C. areas, the subscribers are customers of the relevant joint venture and are fully included in the connections reflected in the table above. As of December 31, 2001, we own 82.17% of the RCN-Becocom joint venture and 50% of the Starpower joint venture , which operate in the greater Boston and Washington, D.C. markets, respectively.

         We distinguish between homes passed and marketable homes because of the steps required to prepare to sell and provide services to customers after the network has been constructed in a particular building or neighborhood. We report marketable homes, which represent that segment of homes passed to which we have commenced selling our products.

History

         Prior to September 30, 1997, we were operated as a wholly-owned subsidiary of C-TEC Corporation, the predecessor to Commonwealth Telephone Enterprises, Inc. On September 30, 1997, RCN was spun off to C-TEC Corporation shareholders in a transaction in which each holder of record of C-TEC Corporation common equity received one share of RCN Common Stock for every one share of C-TEC owned.

Business Strategy

         Our goal is to become the leading provider of bundled communications services to residential customers in our target markets by pursuing the following key strategies:

         Exploit the "Last Mile" Bottleneck in Existing Local Networks: The incumbents' local networks are typically low capacity, single service facilities without the bandwidth for multiple or new services and revenue streams. Investments by the incumbents in the local network or the "last mile" has not generally kept pace with other industry and technological advances. In our target markets, we construct networks capable of providing multiple services and we seek to be the first competitive operator and preferred provider of advanced bundled communications services to residential customers.

         Leverage our Network and Customer Base: We are able to leverage our network by delivering a broad range of communications products and by focusing on high-density residential markets. Our high bandwidth capacity and home density allows us to maximize the revenue potential per mile of constructed network. We believe we can further exploit our network capacity and customer base by exploring opportunities to deliver new products and services in the future, including complementary commercial and wholesale products and services.

          Offer Bundled Phone, Cable TV and Internet Services with Quality Customer Service: We offer our customers various single-source packages of competitively priced Phone, Cable TV and Internet services, on a bundled or a-la-carte basis. By selling multiple services, we improve our operating economics and have better control over our customers' experience with us. We are investing significant resources in a state of the art provisioning and billing system. We believe that the combination of bundled communications services and quality customer care will be a key driver to effectively competing in the residential market.

         Construction of our Broadband Networks: Our broadband networks are generally designed to meet the growing demand for high speed, high capacity, Phone, Cable TV and Internet services. We believe our networks also have a significant amount of excess capacity at relatively low incremental cost, which we believe will provide us the opportunity for additional potential revenue sources. We believe that our high capacity networks provide us with certain competitive advantages such as the ability to offer bundled services and the opportunity to recover the cost of our network through multiple revenue streams. In addition, our networks are built and designed to provide superior signal quality and network reliability relative to the typical networks of the incumbent service providers.

Network Development and Financing Plan

         Our principal fixed costs in each market are incurred in connection with the establishment of a video transmission and a telephone and data routing facility. To make each market economically viable, it is then necessary to construct infrastructure to connect a minimum number of subscribers to the transmission and routing facility.

       We intend to use our capital to fund the additional construction of our networks in current markets, upgrade our existing cable network, fund operating losses and repay our debts. We currently estimate that our operating cash requirements for 2002 will be approximately $375 million, which includes capital expenditures of approximately $200 to $250 million. These capital expenditures will be used principally to fund additional construction and customer growth in our current markets, as well as to develop our information technology systems. These estimates are forward-looking statements that may change if circumstances related to construction, timing of receipt of regulatory approvals, opportunities to accelerate the deployment of our networks change, among other things. We would require a substantial amount of capital to expand the development of our network and operations into new areas outside of our existing markets. We generally phase our market entry projects to ensure that we have sufficient resources to fund this construction.

       In order to facilitate growth beyond our current market footprint, we would expect to supplement our future operating cash flow by continuing to seek additional capital to increase our network coverage and pay for other capital expenditures, working capital, debt service requirements and anticipated further operating losses. We may seek sources of funding from vendor financing, public offerings or private placements of equity and/or debt securities, and bank loans.

         On March 25, 2002, the Company entered into an Amendment to its credit agreement governing its Credit Facility with JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank) and other lenders. This Amendment is described in the Liquidity and Capital Resources section in the Management Discussion and Analysis. This Amendment, among other things, required the reduction of the Credit Facility of $187.5 million on March 25, 2002. The pro-forma Balance Sheet for the reduction of the $187.5 million Credit Facility at December 31, 2001 reduces cash and short-term investments from $838.5 million to $651.0 million.

         Based on information available at this time, management of the Company believes that the Company's current liquidity and anticipated future cash flows from operations will be sufficient to fund its business plan through free cash flow breakeven. The Company also currently estimates that its operations will reach free cash flow breakeven without a requirement for additional financing. The timing of free cash flow breakeven will be a function of revenue growth as well as the Company's management of network, selling, general and administrative, and capital expenditures.

         The Company's successful debt and equity offerings have given the Company the ability to implement the business plan. However, if additional opportunities should present themselves, the Company may seek to secure additional financing in the future. In addition to raising capital through the debt and equity markets, the Company may sell or dispose of existing businesses or investments to fund portions of the business plan. The Company may not be successful in producing sufficient cash flow, raising sufficient debt or equity capital on terms that it will consider acceptable. In addition, proceeds from dispositions of the Company's assets may not reflect the assets' intrinsic values. Further, expenses may exceed the Company's estimates and the financing needed may be higher than estimated.

Services

          The Company's primary business is delivering bundled communications services to residential customers over the Company's broadband network, which is predominantly owned by the Company, including through joint ventures and majority owned subsidiaries, to 7 of the 10 most densely populated areas of the country. We are currently operating in Boston, including 18 surrounding communities, New York City, Philadelphia suburbs, Washington D.C., and certain suburbs, Chicago, San Francisco, and certain suburbs and certain communities in Los Angeles. We also serve the Lehigh Valley in Pennsylvania, and we are the incumbent franchised cable operator in many communities in central New Jersey. We believe we are the first company in many of our markets to offer one-stop shopping for Phone, Cable TV and High-Speed cable modem internet services to residential customers.

         ResiLink is the brand name of our family of bundled service offerings to residential customers of Phone, Cable TV and high-speed Internet for a flat monthly price. These packages have different combinations of our core services and include various phone features and premium channels. The bundles are designed to appeal to customers seeking simplification and value. In addition to ResiLink, we sell Phone, Cable TV, High-Speed cable modem and dial-up Internet to residential customers on an a-la-carte basis, and we also provide communication services to commercial customers. We are working to leverage the excess capacity of our broadband network to allow us to expand our offering of new services such as what we are doing with Video-on-Demand.

         Our most popular bundled product offering, ResiLink, is generally available in five different types of packages for a flat monthly fee. The different ResiLink packages are Platinum, Gold, Silver, Bronze and Cable TV/Cable Modem. For the most part, these packages are generally the same across all our markets.

         The ResiLink Platinum package includes two phone lines with unlimited local and regional calling, 16 premium phone features for both lines (i.e. Call Waiting, Caller ID, 3-Way Calling, Voicemail, etc.), full basic cable, two digital converter boxes with an interactive programming guide and 45 channels of digital music, four movie channel multiplexes (HBO, Cinemax, Starz!/Encore and Showtime/The Movie Channel), additional channels of digital programming, high-speed cable modem Internet access with four e-mail addresses and 10 MB of storage.

         The ResiLink Gold package includes one phone line with unlimited local and regional calling, 10 premium phone features, full basic cable, a digital converter box with an interactive programming guide and 45 channels of digital music, HBO and Cinemax multiplexes, additional channels of digital programming and high-speed cable modem Internet access with four e-mail addresses and 10 MB of storage.

         The ResiLink Silver package includes one phone line with unlimited local and regional calling, four premium phone features, full basic cable, a digital converter box with an interactive programming guide and 45 channels of digital music and the HBO multiplex.

         The ResiLink Bronze package includes one phone line with unlimited local and regional calling, two premium phone features and high-speed cable modem Internet access with four e-mail addresses and 10 MB of storage.

         Finally, the ResiLink Cable TV/Cable Modem package includes full basic cable, a digital converter box with an interactive programming guide and 45 channels of digital music, the HBO multiplex, additional channels of digital programming and high-speed cable modem Internet access with four e-mail addresses and 10 MB of storage.

         Here is a brief description of our current product offerings:

         Phone. We offer a full range of local calling plans to meet the needs of residential customers across our markets. The phone plans are competitive with the incumbent and competitive local exchange carriers ("ILEC")("CLEC") providers, and offer value for the customers' individual calling needs. RCN offers all of the most popular phone features at competitive rates, including voicemail, Caller ID, Call Waiting, Call Forwarding and 3-Way Calling. We also offer bundled feature packages to offer additional savings. Additionally, we also provide 911 access, operator services, and directory assistance services.

         Long Distance, Toll-Free, and Calling Card services are also offered and priced competitively with inter-exchange carriers ("IXCs")across the country. We offer plans with monthly fees, no monthly fees, and specialized international plans.

         RCN's voice products are featured in four of the ResiLink packages, which increases overall penetration and revenue. Bundling voice products encourages customers to subscribe to RCN local voice services, as savings increase when customers purchase additional services. As of December 31, 2001, we had approximately 221,000 local facility based connections, with approximately 40% of the connections from ResiLink products and 60% of the connections from a-la-carte products.

         Cable TV. We offer a diverse line-up of high quality basic, premium and pay-per-view video programming. Our basic video-programming package provides extensive channel selection featuring all major cable and broadcast networks. Our premium services include multiplexed channels of HBO, Cinemax, Showtime/The Movie Channel and Starz!/Encore. Pay-per-View ("PPV") is available on our broadband network, using the latest "impulse" technology which allows convenient instant ordering of the latest hit movies and special events from the customer's remote. "Music Choice" offers 31-45 different commercial-free music channels delivered to the customer's stereo in digital CD quality sound. As of December 31, 2001, we had approximately 487,000 subscribers for our Cable TV services provided over our broadband network.

         As of December 31, 2001, a digital tier, (a package of digital video services), is available in all markets except Chicago. There are approximately 245,000 customers on our network who are able to receive digital service. Subscribers to our digital Cable TV service can receive a mix of additional television programming, an interactive program guide and multiple channels of digital music. The additional programming falls into three categories: additional expanded basic channels, additional premium channels including multiplexes of premium channels to which a subscriber has previously subscribed (such as multiple channels of Home Box office or Showtime) and are varied as to time of broadcast or programming content theme. There is also additional PPV programming, such as more frequent showings of the most popular films to provide near Video-on-Demand. Subscribers pay us on a monthly basis for all services and can discontinue service at any time. Monthly subscription rates vary according to the level of service and number of digital converters selected by the subscriber. We have 97,460 digital subscribers and of those, 48,150 digital subscribers take the digital tier.

         We launched our Video-on-Demand ("VOD") service on December 7, 2001 to approximately 1,100 customers in three Philadelphia suburbs. We will continue to build our content offering and launch additional communities and markets throughout 2002.

         We pay a monthly fee per subscriber per channel. Our programming costs are increased by increases in the number of subscribers, expansion in the number of channels provided to subscribers and increases in contract rates from programming suppliers. We attempt to secure long-term programming contracts with volume discounts and/or marketing support and incentives from programming suppliers. Our programming contracts are subject to negotiated renewal. We are also members of the National Cable TV Co-op, (NCTC), which provides us with volume discounts on many of our programming services. We have experienced increases in the cost of our programming, and we anticipate that future contract renewals will result in programming costs that are higher than our costs today, particularly for sports programming. In addition, as our competitors merge with each other and increase their negotiating leverage, and increase their control of programming, it may be more difficult for us to obtain competitive programming rates.

         High-Speed Internet. RCN's high speed Internet Service lets the customer experience the vast resources of the Internet at speeds up to 1.5 MBPS, with faster speeds planned in the future. RCN's high speed Internet service is capable of delivering much greater bandwidth to the customer than traditional dial-up service, utilizing our broadband network. Our cable modem customers receive a reliable, always on connection with the following standard features: four e-mail addresses, web-mail, 10MB web space, and 24 X 7 technical support. Our network utilizes industry standard two-way cable modems for approximately 92% of our cable modem customers. As of December 31, 2001, we had approximately 120,000 high speed Internet subscribers.

         Dial-up Internet. Customers can also connect to the Internet primarily through RCN's 56K dial-up service. RCN's dial-up customers have the advantage of connecting to the Internet through a network of our own points of presence ("POPs") that are connected to our broadband network. In addition to reliable Internet access, customers receive two mailboxes, web-mail, 10MB web space, and 24 X 7 technical support. As of December 31, 2001, we had 361,632 dial-up subscribers.

         Commercial Services. We provide certain services in addition to our residential communications services. We provide switch-based resale long-distance services and local telephone services to customers on our broadband network. We provide high-speed data services, T1, dial-up internet access and web-hosting to certain commercial accounts.

Strategic Relationships and Facilities Agreements

         We have entered into certain joint ventures which allow us to penetrate the telecommunications services market early and to reduce the cost of entry into certain markets. We expect to continue to pursue potential opportunities by entering into strategic alliances to facilitate network expansion.

Joint Ventures

         RCN is party to the RCN-Becocom joint venture with NSTAR Communications, Inc. ("NSTAR Communications"), a subsidiary of NSTAR, regarding construction of our broadband network and operation of our telecommunications business in the Boston metropolitan area. NSTAR is a holding company that, through its subsidiaries, provides regulated electric and gas utility services in the Boston area. Pursuant to the joint venture agreements, both parties have agreed to make capital contributions in accordance with their respective membership interests. In addition, RCN has access to and use of NSTAR's large broadband network, rights-of-way and construction expertise. Pursuant to an exchange agreement between NSTAR Communications and RCN, NSTAR Securities has the right, from time to time, to convert portions of its ownership interest in RCN-Becocom into shares of the Company's Common Stock, based on an appraised value of such interest. Shares issued upon such exchanges are issued to NSTAR Securities. As of December 31, 2001, NSTAR Securities has exchanged portions of its interest for a total of 4,097,193 shares of RCN Common Stock. Following such exchanges, NSTAR Securities retains a 17.83% sharing ratio in the joint venture, and the right to invest as if it owned a 36.53% interest. Such investment percentage will decrease to the extent NSTAR Securities disposes of any such RCN Common Stock. In April 2000, NSTAR Securities gave notice of its intent to convert its remaining ownership interest into shares of the Company's Common Stock. In October 2000, the Company and NSTAR Communications reached an agreement in principle regarding settlement of the final valuation of that exchange and to amend certain other agreements governing the RCN-Becocom, LLC joint venture (the "Joint Venture"). If the transaction is consummated pursuant to the agreement in principle, NSTAR Securities would receive 7.5 million shares of the Company's Common Stock in exchange for its remaining membership interest in the Joint Venture, representing $152 million invested by NSTAR Communications. NSTAR Communications would be permitted to invest up to $100 million in a security, which would carry a cash coupon rate of 1.84% per month, guaranteed by the Company. Such coupon would include amortization of principal, which would be fully amortized over a fifteen-year term (callable after eight years, subject to certain make-whole requirements). NSTAR Communications, at its election, may choose to designate the amounts it contributes under future capital calls as either common equity or the new security in the Joint Venture. Future investments by NSTAR Communications would not be convertible into Company stock. The parties have been continuing to discuss this agreement in principle and no assurance can be given that it will be consummated on the terms described above. RCN-Becocom is consolidated in our financial statements. NSTAR's portion of the operating loss in RCN-Becocom is reported on the line item minority interest in the loss of consolidated entities in the Consolidated Statement of Operations. If NSTAR does not exercise the right to invest additional capital in RCN-Becocom, once their capital is utilized, the Company may be required to recognize 100% of the losses.

         RCN is party to a joint venture with Pepco Communications, Inc. ("Pepco"), a subsidiary of Potomac Electric Power Company ("Potomac"), regarding construction of our broadband network and operation of our telecommunications business in the Washington, D.C. metropolitan area, including parts of Virginia and Maryland, under the brand name "Starpower." Through its subsidiaries, Potomac is engaged in regulated utility operations and in diversified competitive energy and telecommunications businesses. Each of RCN and Pepco owns a 50% membership interest in Starpower. RCN provides certain services to the joint venture pursuant to support services and internet services agreements. Pursuant to the joint venture agreements, both parties have agreed to make capital contributions in accordance with their respective membership interests. In addition, Starpower has access to and use of Potomac's large broadband network, rights-of-way and construction expertise. Starpower is reflected in our financial statements under the equity method of accounting.

Agreements with Significant Shareholders

         On June 28, 2001, Red Basin, LLC, an entity formed by Walter Scott, Jr. together with certain family members and trusts, purchased $50 million worth of common stock and warrants of RCN. Under the terms of the private placement, Red Basin purchased approximately 7,661,000 shares of common stock and warrants to acquire approximately 3,831,000 shares of common stock, for $50 million. The purchase price of the common stock and accompanying warrants is approximately $6.53 per share of common stock, which is based on the average of the closing prices of RCN common stock for the 5 trading days ending on Friday, May 25, 2001. The warrants have a term of 4-1/2 years and an exercise price equal to $12.928 per share. The private placement is subject to certain conditions, including the purchase of $50 million in debt securities and other customary conditions. The Company used the proceeds to complete a tender offer of certain Senior Notes in July 2001. Mr. Scott is a member of the board of directors of RCN and is Chairman of Level 3 Communications, Inc., one of RCN's largest shareholders. Pursuant to a stock purchase agreement, Red Basin has certain other rights and obligations, including relating to preemptive rights to purchase additional share of common equity, registration rights, restrictions on transfer of shares, limitations on acquiring additional shares, and other matters.

       On February 28, 2000, Vulcan Ventures Inc. ("Vulcan"), the investment organization of Paul G. Allen, made a $1.65 billion investment in our company. The investment is in the form of mandatorily convertible cumulative preferred stock (the "Series B Preferred Stock"), which will be converted into Common Stock or Class B Stock no later than seven years after it is issued. We have the option of redeeming at any time after August 28, 2003. Vulcan has purchased 1,650,000 shares of the Series B Preferred Stock. The Series B Preferred Stock has a liquidation preference of $1,000 per share and is convertible at a price of $62 per share. All dividends will be paid in additional shares of Preferred Stock. At December 31, 2001 we had paid cumulative dividends in the amount of $224.6 million in the form of 224,645 additional shares of Series B Preferred Stock. At December 31, 2001 the number of shares that would be issued upon conversion of the Series B Preferred Stock was 30,236,212. In connection with the investment, Vulcan appointed each of William D. Savoy, President of Vulcan, and Edward S. Harris, Investment Analyst with Vulcan, to our Board of Directors. The Preferred Stock has a dividend rate of 7% per annum. Vulcan Ventures is limited to a 15% vote, in most cases. Certain other important terms of the Series B Preferred Stock can be found in the Certificate of Designations relating to such Preferred Stock. Pursuant to a stock purchase agreement and voting agreement, Vulcan has certain additional rights and obligations, including relating to preemptive rights to purchase additional shares of common equity, registration rights, restrictions on transfer of shares, limitations on acquiring additional shares, voting arrangements, and other matters.

       On April 7, 1999, Hicks, Muse, Tate & Furst, through Hicks Muse Fund IV purchased 250,000 shares of Series A Preferred Stock, par value $1 per share, for gross proceeds of $250,000. The Series A Preferred Stock is convertible into common stock at any time and is subject to a mandatory redemption on March 31, 2014 at $1.00 per share, plus accrued and unpaid dividends, but may be called by the Company after four years. The Series A Preferred Stock is cumulative and has an annual dividend rate of 7% payable quarterly in cash or additional shares of Series A Preferred Stock and has a conversion price of $39.00 per share. At December 31, 2001 we had paid cumulative dividends in the amount of $52.2 million in the form of 52,217 additional Series A Preferred Stock. At December 31, 2001 the number of common shares that would be issued upon conversion of the Series A Preferred Stock was 7,749,156. In connection with the investment, Hicks, Muse, Tate & Furst has appointed Peter Brodsky to our Board of Directors. Certain other important terms of the Series A Preferred Stock can be found in the Certificate of Designations relating to such Preferred Stock.

         On September 30, 1997, C-TEC Corporation spun-off to its shareholders the stock of RCN and the stock of C-TEC Cable Systems of Michigan, Inc., wholly owned subsidiaries of C-TEC Cable Systems, Inc., which is a wholly owned subsidiary of the Level 3 Delaware Holdings ("Level 3"). In connection with the restructuring and as a result of the conversion of certain shares of C-TEC held by Level 3, Level 3 owns 26.16% of the outstanding shares of common stock in RCN as of December 31, 2001.

Other Investments

         In January 1995, the Company purchased a 40% equity interest in Megacable, S.A. de. C.V., the second largest Cable TV provider in Mexico, made by Mazon Corporativo, S.A. de. C.V. ("Mazon") to collateralize Mazon's indebtedness to us. In July 1999 the indebtedness was canceled and our underlying equity in the net assets of Megacable was increased and as a result our ownership interest in Megacable increased to approximately 48.96%. Megacable owns 27 wireline cable systems in Mexico, principally on the Pacific and Gulf coasts and including Guadalajara, the second largest city in Mexico; Hermosillo, the largest city in the state of Sonora; and Veracruz, the largest city in the state of Veracruz. At December 31, 2001, their wireline systems passed approximately 1,765,000 homes and served approximately 429,965 video subscribers and 72,890 high-speed internet subscribers. Megacable had revenues of $130.6 million and $99.4 million for the years ended December 31, 2001 and 2000, respectively.

         Additionally, Megacable presently holds a 99% interest in Megacable Comunicaciones de Mexico S.A. ("MCM"). MCM has a license from the Mexican government to operate a broadband network in Mexico City, Monterrey and Guadalajara. MCM has activated its network in Mexico City and is providing local voice and high-speed data service in that city, principally to commercial customers.

         In 1999, the Company acquired a 47.5% stake in JuniorNet for approximately $47.0 million in cash. Concurrent with that transaction, JuniorNet purchased the Company's Lancit Media subsidiary for approximately $25.0 million in cash. In 2000, the Company wrote down $24.4 million, which represented the Company's full investment in JuniorNet. During 2001, the Company made secured loans to JuniorNet. Subsequently, the assets of JuniorNet were foreclosed upon by the secured creditor group, including RCN. The secured creditor group sold the assets and intellectual property relating to the on-line business of JuniorNet to J2 Interactive, LLC ("J2") for cash proceeds and 30.6% of J2's initial equity. The Company owns 23.5% of the equity in J2. Additionally, in the foreclosure, RCN received 100% of the assets of JuniorNet's subsidiary Lancit. Those assets were used to start RCN's wholly-owned subsidiary, RCN Entertainment. RCN Entertainment produces children's/family programming.

COMPETITION

         We believe that among the existing competitors, the ILECs, incumbent cable providers, CLECs and Direct Broadcast Satellite ("DBS") represent our primary competitors in the delivery of "last mile" connections for voice and video services.

Overview

         We compete with a wide range of service providers for each of our services. Virtually all markets for Phone, Cable TV and Internet services are extremely competitive, and we expect that competition will intensify in the future. Our competitors are often larger, better-financed incumbent local telephone carriers and cable companies with better access to capital resources, and many have historically dominated their local telephone and Cable TV markets. These incumbents presently have numerous advantages as a result of their historic monopolistic control of their respective markets, economies of scale and scope and control of limited conduit and pole space. They also have well-established customer and vendor relationships. Despite their strong brands, however, these providers continue to receive lower customer satisfaction ratings which creates opportunities for us. Moreover, most competitors are initially offering narrower services over limited delivery platforms compared to the wide range of Phone, Cable TV and Internet services that we provide over our fiber-based networks. In order to compete, we strive to provide competitively priced bundled services, excellent technical performance and quality customer service.

         We compete with the ILEC's for the provision of local telephone services, as well as with alternative service providers including CLECs. Cable operators are also entering the local exchange market in some locations. Other sources of competitive local and long distance telephone services include Commercial mobile radio services providers, including cellular carriers (such as Verizon Wireless Services); personal communications services carriers such as Sprint PCS; and enhanced specialized mobile radio services providers (such as NexTel). From a cannibalization perspective, wireless/cellular growth is a bigger threat for long distance services and a relatively lower concern in the wireline local dial-tone market as consumers continue to subscribe to their landline service for Internet connectivity and other reasons.

         We expect to continue to face significant competition for long distance telephone services from the IXCs, including AT&T, Sprint and MCI/ WorldCom, which account for the majority of all U.S. long distance revenue. The major long distance service providers benefit from established market share, both in traditional direct-dial services as well as in prepaid and dial around products, and from established trade names through nationwide advertising. However, we regard our long-distance service as a complementary service rather than a principal source of revenue. Certain IXCs, including AT&T, MCI/WorldCom and Sprint, are able to offer local services in major U.S. markets using their existing infrastructure in combination with resale of ILEC service, lease of unbundled local loops or other providers' services. Internet-based telephony, a potential competitor for low cost telephone service, is also developing, but penetration levels are not significant at this time.

         Our Cable TV service competes with the existing franchised cable operator in all our markets except in parts of southeast New York and central New Jersey where we are currently the only franchised cable operator.

          All of our video services face competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment. Other sources include off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive online computer services and home video products, including videotape cassette recorders, DVD players, and, in the future, streaming applications on PCs. Alternative video distribution technologies include traditional cable networks, wireless local video distribution technologies, and DBS, where signals are transmitted by satellite to receiving facilities located on customer premises. DBS systems enable individual households to receive many of the satellite-delivered program services formerly available only to cable subscribers. The Cable TV Consumer Protection and Competition Act of 1992 (the "1992 Act") contains provisions, which the FCC has implemented with regulations, to enhance the ability of cable competitors to purchase and make available to DBS owners certain satellite-delivered cable programming at competitive costs. We face additional competition from private satellite master antenna television ("SMATV") systems that serve condominiums, apartment and office complexes and private residential developments. The FCC and Congress have adopted policies providing a more favorable operating environment for new and existing technologies that compete, or may compete, with our various video distribution systems. We expect that our video programming services will face growing competition from current and new DBS service providers. We also compete with wireless program distribution services such as Multi-Channel Multi-Point Distribution Service (MMDS) which use low-power microwave frequencies to transmit video programming over-the-air to subscribers. The major MMDS license holders, however, are scaling back their deployments and those remaining in the market continue to focus on the technology mainly as a platform for delivery of high-speed Internet access service. In addition, certain local telephone companies provide, or plan to provide, video services within and outside their telephone service areas, through a variety of methods, including cable networks, satellite program distribution and wireless transmission facilities.

         The Internet access market is competitive and highly fragmented. We expect that competition in this market will intensify, specifically among the cable operators and the ILECs. Our current and prospective competitors include established online service providers; local, regional and national Internet Service Providers ("ISPs"); national and international telecommunications companies including Regional Bell Operating Companies ("RBOCs") and affiliates of incumbent cable providers. In the high-speed Internet access market, some providers such as data local exchange carriers have exited the market as a result of financial and operational distress. However, cable operators and other providers continue to make significant progress penetrating this market.

          Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. Therefore, we cannot predict the effect that ongoing or future developments might have on the Phone, Cable TV and Internet industries or on our operations or financial condition.

Incumbent LECs

         In each of our target markets for broadband networks, we face, and expect to continue to face, significant competition from the ILECs. The ILECs include Verizon in the Northeast Corridor, Pacific Bell in California and Ameritech in Chicago, all of which currently dominate their local telephone markets. We compete with the ILECs in our markets for local exchange services on the basis of product offerings, including the ability to offer bundled Phone and Cable TV service, reliability, state-of-the-art technology and superior customer service, as well as price. We believe that our broadband networks provide superior technology for delivering high-speed, high-capacity Phone, Cable TV and Internet services compared to the ILECs' primarily copper wire based networks. However, the ILECs have long-standing relationships with their customers. They have also begun to expand the amount of fiber facilities in their networks, offer broadband digital transmission services and retail Internet access, and are re-entering the long distance telephone service market.

         Despite the Telecommunications Act of 1996 (the "1996 Act"), and ensuing federal and state regulatory initiatives, barriers to local exchange competition are disappearing. Overall, however, growth in the competition has led to a slight increase in non-ILEC access line costs. The introduction of such competition, however, also establishes the precedent for the RBOCs, such as Verizon, to provide in-region interexchange long distance services. The RBOCs are currently allowed to offer "incidental" long distance service in-region and to offer out-of-region long distance service. Because the RBOCs have gained approval to offer in-region long distance services in certain markets, they will also be in a position to offer single source local and long distance service similar to what we offer and what is proposed by the three largest IXCs: AT&T, MCI WorldCom and Sprint. We expect that the increased competition made possible by regulatory reform will result in certain pricing and margin pressures in the telecommunications services business.

         We provide a full range of local phone services, which compete with ILECs in our service areas. We expect that competition for local telephone services will be based primarily on quality, capacity and reliability of network facilities, customer service, response to customer needs, service features and price. We may also have a competitive advantage because we are able to deliver a bundled Phone, Cable TV and Internet service.

         The 1996 Act permits the ILECs and others with which we compete to provide a wide variety of video services directly to subscribers. Various LECs currently are providing video services within and outside their telephone service areas through a variety of distribution methods, including both the deployment of broadband wire facilities or through partnerships with direct broadcast satellite (DBS) providers. We cannot predict the likelihood of success of video service ventures by LECs or the impact such competitive ventures may have on us. Some LECs also offer Internet access services that compete with our Internet services . We are unable to predict the likelihood of success of competing video or cable service ventures by local telephone companies or other businesses. Nor can we predict the impact these competitive ventures might have on our business and operations.

Incumbent Cable TV Service Providers

         Several of our Cable TV service businesses compete with incumbent cable companies in their respective service areas. In particular, we compete for cable subscribers with the major wireline cable operators in our markets, such as Time-Warner Cable in New York City, AT&T Broadband in Boston, AT&T Broadband in San Francisco, Comcast in the Philadelphia suburbs and the greater Washington, D.C. area and Cox in Virginia. We believe that our fiber-rich network architecture makes us better equipped to provide high capacity communications services than traditional coaxial cable based networks using "tree and branch" architecture. Our Lehigh Valley, Pennsylvania television system competes with an alternate service provider, Service Electric, which also holds franchises for the relevant service area.

         Cable TV systems generally operate pursuant to franchises granted on a non-exclusive basis, and the 1992 Act prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to operate cable systems. Therefore, well-financed businesses from outside the cable industry, such as the public utilities that own certain of the conduits or poles, which carry cable, may become competitors for franchises or providers of competing services. Telephone companies or others may also enter the video distribution market by becoming open video service operators as we have done in several markets, pursuant to Section 653 of the Communications Act. No local franchise is required for the provision of such service (see "Regulation of Video Services" below). Certain of our competitors own or control content and programming which could enhance their ability to compete with other providers in the local service area. ILEC video, however, is a longer term threat as all the RBOCs are currently focusing on gaining in-region long distance approval. We are unable to predict the likelihood of success of competing video or cable service ventures by local telephone companies or other businesses. Nor can we predict the impact these competitive ventures might have on our business and operations.

CLECs and Other Competitors

         We expect to continue to face competition from other potential competitors in certain of our geographic markets. Other CLECs, such as subsidiaries of AT&T and MCI WorldCom, compete for local telephone services, although they have, to date, focused primarily on the market for commercial customers rather than residential customers. In addition, potential competitors include other smaller long distance carriers, Cable TV companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end-users.

Internet Services

         With the recent consolidation or acquisition of many smaller ISPs, and the failure of many Internet providers, the competition is becoming limited to the larger national and regional providers of Internet access. While we do not expect significant new entrants into the Internet access market in the near future, new technologies are being introduced which will provide customers other choices for Internet access. Our current and prospective competitors include many large companies with substantially greater market presence and financial and other resources. RCN competes directly or indirectly with:

               o established online services, such as America Online, the
                 Microsoft Network and Earthlink;

               o small local ISPs;

               o the Internet services of national and international
                 telecommunications companies, such as AT&T and MCI
                 WorldCom;

               o internet access (including high-speed digital subscriber line service) offered by RBOCs such as Verizon and SBC;

               o high-speed services offered by incumbent cable providers, such as Comcast, Time Warner's Roadrunner and other regional cable providers offering high-speed Internet access over cable modem;

               o fixed wireless Internet access services offered by
                 telecommunications providers such as WorldCom and smaller local ISPs; and

               o mobile wireless Internet access services offered by cellular providers such as AT&T Wireless.

         We expect that competition could intensify with the availability of wireless ISPs, both in the licensed and unlicensed spectrums. Diversified competitors may bundle other services and products with Internet connectivity services, potentially placing us at a competitive disadvantage.

         Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. In addition, a continuing trend toward business combinations, such as the potential acquisition of AT&T Broadband and Comcast, and alliances in the telecommunications industry may also create significant new competitors.

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

         The 1996 Act removes barriers to entry in the local exchange telephone market by preempting state and local laws that restrict competition and by requiring LECs to provide nondiscriminatory access and interconnection to potential competitors, such as cable operators, wireless telecommunications providers, and long distance companies. In addition, the 1996 Act provides relief from the earnings restrictions and price controls that have governed ILECs for many years. The 1996 Act also allows incumbent RBOCs, once certain thresholds are met, to enter the long distance market within their own local service regions.

         Regulations promulgated by the FCC under the 1996 Act require LECs to provide interconnection, access to unbundled network elements and retail services at wholesale rates to competitors. As a result of these changes, companies such as ours are now able to interconnect with the ILECs in order to provide local exchange services. The FCC has revised these regulations several times since 1996, and many of the FCC's decisions under the Act have been subject to court appeals. The FCC has also announced that it will re-examine its rules regarding access to unbundled network elements during 2002, and may reduce or modify the LECs' obligations to provide such access. Ongoing and future regulatory proceedings and court appeals may create delay and uncertainty in effectuating the local competition provisions of the 1996 Act. Recent decisions by the FCC have reaffirmed the ILECs' obligation to unbundle most elements of their networks, and have expanded these obligations in some respects. Because we are building our own networks rather than relying on the ILECs' facilities, these rulings may benefit us less than they do some of our competitors. However, we do require interconnection with the ILECs for a variety of purposes, and regulatory actions have generally facilitated this interconnection.

         We have entered into interconnection agreements with Verizon, SBC, Pacific Bell and other ILECs serving our target market areas. These agreements are usually effective for terms of two or three years, after which we must renegotiate the terms of interconnection. As a general matter, our agreements provide for service to continue without interruption while a new agreement is negotiated. Most of the agreements also provide for amendments in the event of changes in the law, such as the regulatory and court decisions described above. We cannot assure you, however, that we will be able to obtain or enforce future interconnection agreements, or obtain renewal of existing agreements, on acceptable terms.

         While such interconnection agreements include key terms and prices for interconnection, a significant joint implementation effort must be made with the LEC in order to establish operationally efficient and reliable traffic interchange arrangements. Like many other new entrants, we have experienced recurrent problems in several markets in the provisioning and maintenance of interconnection facilities and in the transfer of customers from the incumbent's network to ours. The FCC and state regulators have taken steps to monitor ILEC performance of their local competition obligations, and to impose penalties for poor performance, but these measures are not always effective. Our market success may be materially affected by ILEC provisioning difficulties.

         The 1996 Act establishes certain conditions before RBOCs are allowed to offer interLATA long distance service to customers within their local service regions. These conditions include 14 "checklist" requirements designed to open the RBOC networks to competitors. To date, Verizon has received FCC authorization to provide in-region long distance service in New York, Massachusetts, Rhode Island, Connecticut and Pennsylvania; and Southwestern Bell (an SBC subsidiary) has received such authorization for Texas, Missouri, Arkansas, Oklahoma, and Kansas. Other RBOC applications will likely be approved in the future. When an RBOC is authorized to provide in-region long distance service in its market area, the RBOC may be able to offer "one-stop shopping" services that compete with our service offerings. See "Business-Competition". In addition, the RBOC will lose the incentive it now has to rapidly implement the interconnection provisions of the 1996 Act in order to obtain in-region authority, although the RBOC will remain subject to a legal obligation to comply with those provisions.

         The 1996 Act also makes far-reaching changes in the regulation of video programming transmission services. These include changes applicable to video operators, the elimination of restrictions on telephone company entry into the video business, and the establishment of a new "open video system" ("OVS") regulatory structure for telephone companies and others. Under the 1996 Act and implementing rules adopted by the FCC, local telephone companies, including both ILECs such as Verizon, and CLECs such as ourselves, may provide service as traditional Cable TV operators subject to municipal Cable TV franchises, or they may choose to provide their programming over open video systems. Although OVS operators are not required to secure local franchises by federal law, local franchising authorities may legally require such a franchise. To date, however, none have done so. OVS operators must make available a portion of their channel capacity for use by unaffiliated program distributors and must satisfy certain other requirements, including providing capacity for public, educational and government channels, and paying a gross receipts fee equal to the franchise fee paid by the incumbent Cable TV operator. We are one of the first CLECs to provide television programming over a broadband network under the OVS regulations implemented by the FCC under the 1996 Act. As discussed below, we are currently providing OVS service in certain suburbs of Boston, in New York City, Washington, D.C. and in a limited number of smaller communities. Although we intended to enter the market throughout its proposed service territories as an OVS provider, we have found during the negotiation process that many local jurisdictions prefer that we operate subject to a traditional Cable TV franchise rather than as an OVS provider. In those cases where such a cable franchise agreement can be reached with such local governments on terms acceptable to us, we had been willing to enter, and in some cases has already entered, a cable franchise. We are currently providing franchised Cable TV service in Boston and certain surrounding communities, as well as portions of Montgomery County, Maryland and San Francisco, California. We also have applied for and obtained franchising authority in other key markets, including some in New York, New Jersey, Pennsylvania and Virginia, among others. We are also negotiating OVS agreements or cable franchise agreements in Los Angeles and surrounding communities, as well as a number of communities surrounding San Francisco. Starpower is negotiating OVS agreements and cable franchises in communities surrounding Washington D.C. In Chicago, we have entered the market acquiring the assets of 21st Century Telecom, an existing franchise holder in various jurisdictions in the Chicago and neighboring markets. In order to develop our networks for both telecommunications and video services, we must obtain local franchises and/or other permits and licenses, as well as building access agreements and rights to use underground conduit and pole space, private easements and other rights-of-way and fiber capacity from entities such as ILECs and other utilities, railroads, long distance companies, state highway authorities, local governments and transit authorities. We cannot assure that we will be able to maintain our existing franchises, permits and rights or to obtain and maintain the other franchises, permits, building access agreements and rights needed to implement our business plan on acceptable terms. Although we do not believe that any of the existing arrangements will be canceled without our consent or will not be renewed as needed in the near future, certain cancellation or non-renewal of these arrangements could materially adversely affect our business. In addition, our failure to enter into and maintain any such required arrangements for a particular network, including a network, which is already under development, may affect our ability to acquire or develop that network.

Regulation of Voice Services

         Our voice business is subject to regulation by the FCC at the federal level for interstate telephone services (i.e., those that originate in one state and terminate in a different state, including the use of our local networks to originate or terminate such services). State regulatory commissions have jurisdiction over intrastate communications (i.e., those that originate and terminate in the same state).

         State Regulation of Intrastate Local and Long Distance Telephone Services. Our intrastate telephone services are regulated by the public service commissions or comparable agencies of the various states in which we offer these services. Our subsidiaries or affiliates have received authority to offer intrastate telephone services, including local exchange service, in all of the states in our target market areas. We also have authority to provide in-state long distance services in all states except Alaska and Hawaii. To date, none of our applications for state authorizations has been rejected.

         FCC Regulation of Interstate and International Telephone Services. We provide domestic interstate telephone services nationwide, and have been authorized by the FCC to offer worldwide international services. Under recent FCC decisions, the rates, terms, and conditions of these services are no longer regulated, although we remain subject to the FCC's jurisdiction over complaints regarding these services. We also must comply with various FCC rules regarding disclosure of our rates, the contents and format of our bills, payment of various regulatory fees and contributions, and the like.

         Local Regulation of Telephone Services. Municipalities also regulate limited aspects of our voice business by, for example, imposing various zoning requirements. In some instances, they require telecommunications licenses, franchise agreements and/or installation permits for access to local streets and rights-of-way. In New York City, for example, we have obtained a telephone franchise in order to provide voice services using our broadband network facilities located in the streets of New York City.

         Reciprocal Compensation Disputes. Our interconnection agreements with Verizon and other ILECs entitle us to collect reciprocal compensation payments from them for local telephone calls that terminate on our facilities. We make similar payments for outbound local calls we deliver to the ILECs. Some incumbent carriers have disputed whether their obligation to pay reciprocal compensation to us (and to other competitive carriers under similar under similar agreements) encompasses local telephone calls placed by the incumbent carrier's customers to Internet service providers served by competing carriers. They claim that this traffic is interstate in nature and therefore should be exempt from compensation arrangements applicable to local, intrastate calls. We have contended that the interconnection agreements provide no exception for local calls to Internet service providers and reciprocal compensation is therefore applicable.

         In February 1999, the Federal Communications Commission (FCC) ruled that calls to Internet providers are jurisdictionally interstate. The FCC, however, determined that this issue did not resolve the question of whether reciprocal compensation is owed. The FCC noted a number of factors that would allow the state commissions to leave their decisions requiring the payment of compensation undisturbed. In March 2000, the FCC's ruling was vacated by the United States Court of Appeals for the District of Columbia Circuit for lack of reasoned decision making, and remanded to the FCC for further consideration.

         On April 27, 2001, the FCC adopted a new ruling on compensation for ISP-bound traffic. The FCC asserted exclusive jurisdiction over ISP-bound traffic and established a new interim inter-carrier compensation regime for this traffic with capped rates above a fixed traffic exchange ratio. Traffic in excess of a ratio of 3:1 (terminating minutes to originating minutes) is presumed to be ISP-bound traffic, and is to be compensated at rates that decrease from $.0015 to $.0007, or the applicable state-approved rate if lower, over two years. Traffic below the 3:1 threshold is to be compensated at the rates in existing interconnection agreements. Traffic above the 3:1 ratio is also subject to a growth ceiling using First Quarter 2001 traffic data as the baseline. Traffic in excess of the growth ceiling is subject to "bill and keep," an arrangement in which the originating carrier pays nothing to the terminating carrier to complete calls. In addition, when a competitive carrier begins to provide service in a state it has not previously served, all traffic in excess of the 3:1 ratio is subject to bill-and-keep arrangements. The rate caps imposed by the FCC rules are, in most states, considerably lower than the rates that we were collecting under existing interconnection agreements.

         Starpower currently has pending complaints against Verizon based on its refusal to pay reciprocal compensation in the District of Columbia and Virginia for periods prior to the effective date of the new FCC rules. At this time we are unable to provide any assurance as to the outcome of these complaints.

Regulation of Video Services

         Open Video Systems. At various times between February 1997 and December 2000, our subsidiaries and affiliates have been certified by the FCC to operate OVS networks in Northern New Jersey, Cook County, Illinois, as well as other key metropolitan markets, such as New York City, Boston, Washington, D.C., Philadelphia, Los Angeles, and San Francisco, among others. Initiation of OVS services is subject to completion of an open enrollment period that permits unaffiliated video programmers to seek capacity on the systems. Negotiation of certain agreements with local governments is also a prerequisite to initiating service. The initial open enrollment period for Northern New Jersey, New York City, Boston, Washington, D.C., Philadelphia, and San Francisco and surrounding communities has been completed. The open enrollment period has not yet begun for the remaining markets.

         OVS networks are subject to a certain degree of local regulation for use of local streets and rights-of-way, but not to the same extent as traditional cable systems. The terms and conditions of our OVS agreements vary from jurisdiction to jurisdiction. Generally, they contain provisions governing gross receipts fees, term, public, educational and governmental channel requirements, and other standard right-of-way management requirements. Gross receipt fees for OVS operators such as the Company are required to mirror the gross receipts fees paid by the incumbent cable operator, which fees are limited by the Communications Act to a maximum of 5 percent of gross revenues derived from cable operations.

         In areas where we offer video programming services as an OVS operator, we are required to make up to two-thirds of channel capacity on the system available to Video Programming Providers ("VPPs"). The FCC's rules permit us to retain up to one-third of the system capacity for our own (or our affiliate's) use. Under the OVS regulations, during the initial open enrollment period we must offer at least two-thirds of our capacity to unaffiliated parties, if demand for such capacity exists during the open enrollment period. We have conducted open enrollment periods for our operational OVS systems and have provided the required data to various potential VPPs, but to date none have requested carriage on any of our systems. In certain areas, at the request of local officials, we have obtained, or are in discussions to explore the feasibility of obtaining, a cable franchise instead of an OVS agreement. We will consider providing our video service under franchise agreements rather than OVS certification if the local authorities prefer franchise agreements and such agreements can be obtained on acceptable terms and conditions. We consider the relative benefits of OVS certification versus local franchise agreements, including the possible imposition of build out requirements, before making any decisions.

         In a decision released in January 1999, the U.S. Court of Appeals for the Fifth Circuit approved some portions of the FCC's OVS rules but struck down other portions. Although a number of the Court's rulings are favorable to OVS operators, others could have an adverse impact on our OVS operations and planning. The Court's most significant decision was to strike down the FCC's rule terminating the right of a local authority to require a franchise of OVS operators. The FCC's rules had set forth a relatively simple procedure at the FCC for rapid certification of each OVS system on a regional basis and permitted local authorities to regulate OVS only as to rights-of-way administration and in other minor respects. One of the principal advantages of OVS as structured by Congress and by the FCC was to eliminate the time, expense, and uncertainty generally required to secure a local franchise. The Court's action allowing local governments to require area-by-area franchising may significantly reduce the advantage of OVS operation as compared with traditional franchising and delay achieving agreements with local governments. To date, however, no local franchising authority has insisted on franchising our OVS systems, although some have considered doing so. In many instances, we, at the insistence of local authorities, have negotiated or are negotiating a franchise agreement in lieu of an OVS agreement. In other instances we have agreed to provisions in OVS right-of-way agreements which to some extent erode the differences between the two modes of operation. Accordingly, while the ruling is disadvantageous to our OVS operations, it has not significantly altered the way that we offer our video services.

         The FCC's rules require OVS operators to make their facilities available to unaffiliated video program providers on a non-discriminatory basis, with certain exceptions. One such exception is that a competing in-region cable operator is not entitled to become video program providers on an OVS except in certain limited circumstances. Notwithstanding this limitation, incumbent cable operators in our Boston, New York and Washington, D.C. area markets have sought proprietary OVS system information from us to analyze the possibility of becoming a VPP on our network. Such requests were submitted by Time Warner Cable Co., which then operated franchised cable systems in many suburban Boston communities included within our Boston-area OVS certification, and operates the franchised cable system in a portion of our New York City market within our OVS service area, and Media General Cable, which then operated cable systems in a portion of Starpower's Washington, D.C. OVS service area. We denied all of those requests based on our belief that the cable companies are ineligible under the FCC's rules. Each of Time Warner and Media General Cable subsequently filed separate complaints to the FCC against RCN seeking FCC action imposing fines or canceling our OVS authority. Media General Cable's systems were subsequently transferred to a new operator, and Media General Cable has voluntarily withdrawn its complaints.

         In the Time Warner proceedings which are still pending, the FCC adopted a standard under which eligibility to obtain the information sought by the cable companies will be based on whether the in-region cable competitor is franchised within the "technically integrated service area" of the OVS certificate holder. RCN has submitted information to the FCC regarding our Boston and New York OVS systems to enable the Commission to make a determination as to whether Time Warner is eligible to receive confidential information under this new standard. RCN has requested confidential treatment of such information. The FCC has not yet ruled on that request. Subsequently, in February 2000, after the sale of its Boston area cable operations to MediaOne, Time Warner renewed its request for Boston area OVS data from RCN alleging that it was no longer an in-region cable competitor. We again declined to provide such data based upon Time Warner's affiliations and possible contractual arrangements with MediaOne. Time Warner filed another petition to the FCC renewing its earlier allegations that RCN was not adhering to certain of the OVS rules and was not operating a truly "open" OVS system. Time Warner sought an order compelling us to provide the OVS data to Time Warner, and for the imposition of forfeitures on RCN for allegedly failing to comply with Commission orders. We opposed the petition and the FCC has not yet acted on it.

         We believe that we are operating in strict conformity with all applicable provisions of the law and will continue to defend our OVS rollouts against what we believe are anti-competitive requests for data or carriage by competing with in-region cable operators. However, we cannot assure that the FCC will resolve the pending Time Warner request for OVS data in our favor or that other incumbents will not file similar requests in our other markets. If the FCC were to grant such request and as a result we were obliged to share system data with our local competitors, we would be forced to reassess the desirability of continuing to operate in certain markets as an OVS operator as compared with seeking traditional cable franchises. We do not believe that abandoning our OVS certifications under such circumstances would materially adversely affect our video distribution activities.

         Wireless Video Services. Our 18 GHz wireless video services in New York City are distributed using microwave facilities. We cannot assure you that we will be able to obtain or retain all necessary authorizations needed to construct broadband network facilities, to convert our wireless video subscribers to an broadband network or to offer wireless video services under our own FCC licenses.

         Cable TV Systems. Our Cable TV systems, including those systems where we have entered a Cable TV franchise with the local government in lieu of an OVS agreement and those areas where we operate our cable network cable systems, are subject to regulation under the 1992 Cable Act. The 1992 Cable Act regulates rates for cable services in communities that are not subject to "effective competition," certain programming requirements, and broadcast signal carriage requirements that allow local commercial television broadcast stations to require a cable system to carry the station. Local commercial television broadcast stations may elect once every three years to require a cable system to carry the station ("must-carry"), subject to certain exceptions, or to withhold consent and negotiate the terms of carriage ("retransmission consent"). A cable system generally is required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether under the mandatory carriage or retransmission consent requirements of the 1992 Cable Act. Local non-commercial television stations are also given mandatory carriage rights. The FCC recently issued rules establishing standards for digital television ("DTV"). The FCC's rules require television stations to simulcast their existing television signals ("NTSC") and DTV signals for a period of years. During this simulcast period, it is unclear whether must-carry rules will apply to DTV signals. The FCC has initiated a rulemaking proceeding seeking comment on the carriage of broadcast DTV signals by cable and OVS operators during the transitional period to full digital broadcasting. The FCC's proceeding addresses the need for the digital systems to be compatible, seeks comment on possible changes to the mandatory carriage rules, and explores the impact carriage of DTV signals may have on other FCC rules. The cable industry has generally opposed many of the FCC's proposals, on the grounds that they constitute excessively burdensome obligations on the industry. The Communications Act permits franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. Cable systems with 36 or more channels must designate a portion of their channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator.

         Because a cable communications system uses local streets and rights-of-way, such cable systems are generally subject to state and local regulation, typically imposed through the franchising process. The terms and conditions of state or local government franchises vary materially from jurisdiction to jurisdiction. Generally, they contain provisions governing cable service rates, franchise fees, franchise term, system construction and maintenance obligations, customer service standards, franchise renewal, sale or transfer of the franchise, territory of the franchisee, and use and occupancy of public streets, and types of cable services provided. Local franchising authorities may award one or more franchises within their jurisdictions and prohibit non-grandfathered cable systems from operating without a franchise. The Communications Act also provides that, in granting or renewing franchises, local authorities may establish requirements for cable-related facilities and equipment, but not for video programming or information services other than in broad categories. The Communications Act limits franchise fees to 5% of revenues derived from cable operations and permits the cable operator to seek modification of its franchise requirements through the franchise authority or by judicial action if changed circumstances warrant.

         Our ability to provide franchised Cable TV services depends largely on our ability to obtain and renew franchise agreements from local government authorities on generally acceptable terms. We cannot assure that such agreements will be reached in every instance, and the failure to do so in a particular local jurisdiction could have a material effect on our ability to enter or continue to operate in that local area. In Philadelphia, we experienced significant delays in securing authorization from the city to provide cable or OVS service on commercially reasonable terms. As a result, RCN has withdrawn from such negotiations with the city and has no present plans to build out its system in Philadelphia. We are, however, continuing to build out in certain of the Philadelphia suburbs.

         We currently have numerous franchise agreements relating to systems where we have entered into cable franchises in lieu of OVS agreements, including cable franchises in Boston, San Francisco, Chicago, and a number of surrounding communities, and 91 franchise agreements relating to the cable network systems in New York (outside New York City), New Jersey and Pennsylvania. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction, conditions of service, including the number of channels, the provision of free service to schools and certain other public institutions, liquidated damages and the maintenance of insurance and indemnity bonds. These franchises provide for the payment of fees to the issuing authorities and generally range from 3% to 5% of revenues.

         In light of current economic conditions in the communications industry and limitations on the Company's ability to raise capital, it is likely that the Company will decrease the amount it is spending on capital expenditures. The Company decreased capital expenditures from $1.3 billion in 2000 to $514 million in 2001 and expects it to fall to approximately $200 to $250 million in 2002. As a result, it is probable that the Company will not be able to meet all of the construction and system build-out requirements contained in some of the cable franchises arrangements it has entered into with certain local governments. In certain communities in the Boston, South Florida, Pacific Northwest, Northern New Jersey, and Eastern Pennsylvania areas, the Company has agreed with the franchising authorities either to terminate the franchise without penalty or prejudice to entering a new franchise in the future, or to postpone indefinitely any build-out obligations. In other cases, the Company is attempting to negotiate with franchising authorities to extend or modify the terms of the applicable franchise to avoid any breaches and related penalties, terminate the applicable franchise without penalty or prejudice to entering a new franchise in the future or to postpone indefinitely any build-out obligations under the franchise. Although in many cases the local government and franchising authorities have indicated that they are willing to work with the Company to reach agreements as to such amendments or modifications, the Company can make no assurances that it will be able to reach a satisfactory resolution of these issues, or that the municipalities involved will not seek to invoke the liquidated damages and other penalties to which they may claim to be entitled pursuant to the franchise agreements. Several jurisdictions have threatened to seek damages or other remedies for our current or expected future non-compliance with construction and system build-out requirements. The Town of Northbrook, Illinois, has brought legal action against the Company for breach of the Company's franchise agreement commitments, and the Town of Newtown Township, Pennsylvania has also threatened to assess penalties against the Company. While the Company will raise both statutory and contractual defenses to the Northbrook and Newtown Township claims, and believes that such defenses are reasonable and justified, the law in this area is uncertain and the Company can make no assurances that it will be successful in defending such actions. If the Company does not prevail in our defense of these actions, it could be subject to significant damages. If all of the franchising authorities with which the Company has franchise arrangements were to make similar challenges and prevail in such efforts, the Company could be subject to aggregate penalties which could have a material adverse effect on its operations.

         Right-of-Way Access. As in the case of traditional franchised cable systems, OVS operators must have access to public rights-of-way for a substantial portion, if not all, of their distribution plant. In a number of jurisdictions local authorities have attempted to impose rights-of-way fees on us that we believe are in violation of federal law. A number of FCC and judicial decisions have addressed the issues posed by the imposition of rights-of-way fees on competitive LECs and on video distributors. To date the state of the law is uncertain and may remain so for some time. The obligation to pay local rights-of-way fees, which are excessive or discriminatory, could have adverse effects on our business activities.

         Pole and Conduit Attachments. Under the Pole Attachment Act, the FCC is required to regulate the rates, terms and conditions imposed by utilities, ILECs and CLECs for cable systems and telecommunications providers use of utility pole and conduit space unless state authorities can demonstrate that they adequately regulate pole attachment rates, terms and conditions. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. We are being subjected in some instances to pole attachment practices and fees which we believe are in violation of applicable federal law. We have attempted to resolve certain of these matters informally. In some cases, utility companies have increased pole attachment fees for cable systems that have installed fiber-optic cables and that are using these cables for the distribution of non-video services. The 1996 amendments to the Pole Attachment Act modified the prior pole attachment provisions by establishing a new formula for setting rates for attachment of telecommunications wiring, and requires that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way, owned or controlled by the utility if the facility is carrying wires already. The FCC adopted new regulations to govern the charges for pole attachments used by companies providing telecommunications services, including cable operators. These regulations became effective on February 8, 2001 and any increase in attachment rates for telecommunications companies resulting from the FCC's new regulations will be phased-in in equal annual increments over a period of five years beginning on the effective date of the new FCC regulations. A number of pole-owning utilities have challenged the new rules, raising constitutional and other issues. The FCC has strongly asserted its jurisdiction to regulate pole attachment fees, including those charged to companies providing broadband services. The matter is now before the U.S. Supreme Court on appeal of an Appeals Court decision limiting FCC authority in this area. The ultimate outcome of these proceedings and the ultimate impact of any revised FCC rate formula or of any new pole attachment rate regulations on us or our businesses cannot be determined at this time.

         In the Boston area, pole attachment policies imposed by the Verizon-Massachusetts have substantially delayed the rollout of our services in certain communities. Our Affiliate, RCN-Becocom, sought relief from the Massachusetts Department of Telecommunications and Energy ("DTE") and from the FCC, and in response, Verizon-Massachusetts and RCN-Becocom have developed, under the auspices of the Massachusetts DTE, an experimental pole attachment program which, if permanently implemented, could substantially accelerate access to poles and reduce the cost of such access.

         In the Philadelphia suburbs, RCN has encountered delays and high costs in gaining access to poles owned by PECO, an electric utility that owns the majority of the poles in the suburban Philadelphia communities in which RCN is currently expanding its network. PECO has sought to impose significantly increased pole attachment licensing fees on RCN and has also engaged in a number of practices concerning the preparation of the poles which RCN believes are contrary to the law. In some cases, the increases would amount to approximately 500 percent over five years and millions of dollars in the aggregate. After trying to resolve these issues informally with PECO, RCN has filed a formal pole attachment complaint against PECO and certain of its affiliates at the FCC. The FCC Cable Services Bureau has not yet acted on the merits of RCN's complaint.

         Program Access. The 1992 Act, the 1996 Act and FCC regulations preclude any cable operator or satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors. In certain circumstances, these programmers are required to sell their programming to other multichannel video distributors. The provisions limit the ability of program suppliers affiliated with cable companies or with common carriers providing satellite delivered video programming directly to their subscribers to offer exclusive programming arrangements to their affiliates. The FCC's Cable Service Bureau, however, has ruled that, except in limited circumstances, these statutory and regulatory limitations do not apply to programming which is distributed other than by satellite. We are experiencing difficulty in securing access to certain local sports programming in the New York City market, which we consider important to successful competition in that market. We brought a formal program access complaint against Cablevision Systems, Inc., over its refusal to provide such programming to RCN. However, the Cable Services Bureau found that programming distributed by fiber-optic cable was not covered by the program access provisions of the Communications Act, and denied our complaint. We sought review by the full Commission of this ruling. Absent reversal, however, we do not have access to all of the professional sports programming carried by our competitors in the New York City market.

         Certain important provisions of the Cable Act of 1992 that restrict exclusivity in the distribution of certain video programming lapse in 2002 unless the FCC chooses to extend them. The FCC has initiated a proceeding to consider whether to extend these provisions. If the FCC chooses to allow the lapse of those provisions, however, we may experience additional difficulty in gaining access to certain important programming.

         The term of our existing franchises presently varies up to the year 2015. To date, all of our cable franchises that have reached their expiration date have been renewed or extended, generally at or before their stated expirations and on acceptable terms. Approximately 39 of our cable network systems' franchises are due for renewal within the next three years. We cannot assure that we will be able to renew these or our other franchises on acceptable terms.

         Cable TV systems are also subject to certain service quality standards and other obligations imposed by the FCC and, where effective competition has not been demonstrated to exist, had been subject to rate regulation by the FCC as well. All of our cable franchises that have been entered in lieu of an OVS agreement are subject to effective competition, since in each case there has been an existing incumbent cable operator already serving the area. These systems are therefore exempt from many FCC Cable TV regulations, including rate regulation. Our cable network television system in Pennsylvania has been operating in a competitive cable environment for almost 30 years, with approximately 80% of the homes passed having access to an alternate cable operator, Service Electric Cable TV. As a result, our Pennsylvania cable system is also exempt from many FCC Cable TV regulations, including rate regulation. Our other cable network television systems in New York State and New Jersey had been subject to FCC rate regulation. As required by the 1996 Act, however, all cable-programming services were deregulated on March 31, 1999. There has been discussion in Congress about possible legislation to reimpose cable rate regulation. We cannot assure you that legislation will not be adopted. We anticipate that the remaining provisions of the 1992 Act that do not relate to rate regulation, including provisions relating to retransmission consent and customer service standards, will remain in place and may reduce the future operating margins of our cable network Cable TV businesses as video programming competition develops in our Cable TV service markets.

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

               o ownership and access to cable home wiring and home run wiring in multiple dwelling units;

               o  indecent programming;

               o  programmer access to cable systems;

               o  programming agreements;

               o  technical standards; and

               o consumer electronics equipment compatibility and closed captioning.

         The FCC has the authority to enforce its regulations by imposing substantial fines, issuing cease and desist orders and/or imposing other administrative sanctions, such as revoking FCC licenses needed to operate certain transmission facilities often used in connection with cable operations.

         We have had difficulty gaining access to the video distribution wiring in certain multiple dwelling units ("MDUs") in the City of Boston in which Cablevision has been the incumbent provider of video services. In some buildings the management will not permit us to install our own distribution wiring and Cablevision has not been willing to permit us to use the existing wiring on some equitable basis when we wish to initiate service to an individual unit previously served by Cablevision. We have sought a ruling from the FCC's Cable Services Bureau that existing FCC inside wiring rules require Cablevision to cooperate with us to make such wiring available to us. The matter is currently pending before the FCC's Cable Services Bureau staff. However, because our status in the city of Boston has changed from OVS operator to franchisee, we will be able to use the Massachusetts Mandatory Access law if it is necessary to do so to gain access to these MDUs. We have encountered similar problems in New York City and Washington, D.C., however, where we continue to provide service as an OVS operator and therefore may not have the protection of mandatory access laws.

         Other bills and administrative proposals pertaining to Cable TV have previously been introduced in Congress or considered by other governmental bodies over the past several years. There will likely be legislative proposals in the future by Congress and other governmental bodies relating to the regulation of communications services.

         Cable TV systems are subject to federal compulsory copyright licensing covering the retransmission of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their basic revenues to a federal copyright royalty pool, cable operators can obtain blanket licenses to retransmit the copyrighted material on broadcast signals. Numerous jurisdictions have imposed or attempted to impose so-called "open access" requirements for the grant or transfer of a cable franchise and many more are considering doing so. As used in this context, "open access" refers to the requirement that a broadband operator permit unaffiliated entities to provide Internet services over the Cable TV operator's broadband facilities. We believe our business interests may be served by such open access but we are opposed to further regulations or government intervention in regard to such matters.

         Responding to pressure principally from direct broadcast satellite ("DBS") companies, Congress passed the Satellite Home Viewer Improvement Act in late fall of 1999. The principal purpose of this legislation, known as "SHVIA" was to amend the copyright law to permit the DBS companies to carry more local broadcast programming in their programming packages (so-called "local-into-local"). At the same time the legislation directed the FCC to develop new regulations concerning retransmission consent and mandatory access. The retransmission consent provision of SHVIA covers all multiple video program distributors ("MVPDs") as well as DBS providers. The Commission has adopted retransmission consent rules as required by SHVIA. These new regulations establish an obligation on the part of broadcasters to bargain in good faith and define good faith by reference to certain prohibited bargaining tactics or positions. The regulations also bar exclusive retransmission agreements but do permit broadcasters to enter into varying terms with MVPDs carrying their signal based on normal competitive criteria. To the extent that we will need to negotiate such retransmission consent agreements in the future these regulations should help to strengthen our negotiating position.

Other Regulatory Issues

         Data Services. The data services business, including Internet access, is largely unregulated at this time apart from federal, state and local laws and regulations applicable to businesses in general. However, we cannot assure you that this business will not become subject to regulatory restraints. Some federal, state, local and foreign governmental organizations are considering a number of legislative and regulatory proposals with respect to Internet user privacy, infringement, pricing, quality of products and services and intellectual property ownership. We are also unsure how existing laws will be applied to the Internet in areas such as property ownership, copyright, trademark, trade secret, obscenity and defamation. Additionally, some jurisdictions have sought to impose taxes and other burdens on providers of data services, and to regulate content provided via the Internet and other information services. We expect that proposals of this nature will continue to be debated in Congress and state legislatures in the future. In addition, the FCC is now considering a proposal to impose obligations on some or all providers of Internet access services to contribute to the cost of federal universal service programs, which could increase the cost of Internet access. The adoption of new laws or the modification of existing laws to the Internet may decrease the growth in the use of the Internet, which could in turn have a material adverse effect on our Internet business.

         We have summarized present and proposed federal, state, and local regulations and legislation affecting the telephone, video programming and data service industries. However, other existing federal regulations, copyright licensing, and, in many jurisdictions, state and local franchise requirements, are currently the subject of judicial proceedings, legislative hearings and administrative proposals that could change, in varying degrees, the operations of communications companies. The ultimate outcome of these proceedings, and the ultimate impact of the 1996 Act or any final regulations adopted thereunder on us or our businesses cannot be determined at this time.

Employees

         As of December 31, 2001, we had approximately 4,770 full-time equivalent employees including joint ventures, general office and administrative personnel and includes approximately 122 part-time employees. The Company was party to a collective bargaining agreement covering approximately 100 technicians in the Allentown, Pennsylvania market which expired on January 14, 2001. During 2001, the Company settled a dispute with a national labor union, which purported to represent such employees by agreeing to an election, in which the employees voted not to affiliate with the bargaining representative. We consider relations with our employees to be good.

Risk Factors


         The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.


o During Our Limited Operating History, We Have Incurred Negative Cash Flow And Operating Losses.


              In connection with the operation of our business, including the build-out of our network, we have incurred significant operating and net losses and negative cash flows. We expect to continue to experience losses through 2003, and may not be able to achieve or sustain operating profitability in the future. Whether we continue to have negative cash flow in the future will be affected by a variety of factors including:


          o    our pace of entry into new markets;

          o the time and expense required for constructing our broadband network as we planned;

          o    our success in marketing services;


          o    the intensity of competition; and


          o the availability of additional capital to pursue our business plans.


                  We had operating losses after depreciation and amortization and nonrecurring charges of $1.1 billion, $658.8 million and $278.0 million for the years ended December 31, 2001, 2000, and 1999. We cannot assure you that we will achieve or sustain profitability or positive cash flows from operating activities in the future. Continued operating losses could limit our ability to obtain the cash needed to execute our business plan, make interest and principal payments on our debt, comply with financial covenants under our credit agreement or fund other business needs.


o   Our Substantial Indebtedness Limits Our Business Flexibility.


                  We have indebtedness that is substantial in relation to our stockholders' equity and cash flow. Part of this indebtedness arises from the $750 million senior secured Credit Facility , as amended on March 25, 2002, that we have with JPMorgan Chase Bank and other lenders. The Credit Facility is comprised of a $187.5 million seven-year revolving Credit Facility, a $187.5 million seven-year multi-draw term loan facility and a $375 million eight-year term loan facility. All three facilities are governed by a single credit agreement dated as of June 3, 1999, as amended.

              As of December 31, 2001, we had an aggregate of approximately $1.9 billion of indebtedness outstanding, including indebtedness arising under the JPMorgan Chase Bank Credit Facility.


              As a result of our substantial indebtedness, fixed charges are expected to exceed earnings for the foreseeable future, and our operating cash flow may not be sufficient to pay principal and interest on our various debt securities. The extent of our leverage may also have the following consequences:


         o limit our ability to obtain necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes;

         o require that a substantial portion of our cash flows from operations be dedicated to paying principal and interest on our indebtedness and therefore not be available for other purposes;

         o limit our flexibility in planning for, or reacting to, changes in our business;

         o   limit our ability to pay dividends;

         o place us at a competitive disadvantage as compared with our competitors who do not have as much debt; and

         o render us more vulnerable in the event of a downturn in our business or industry or the economy generally.


              Our outstanding debt securities and our credit agreement with JPMorgan Chase Bank and other lenders contain customary covenants limiting our flexibility, including covenants limiting our ability to incur additional debt, make liens, make investments, consolidate, merge or acquire other businesses, sell assets, pay dividends and other distributions, make capital expenditures and enter into transactions with affiliates and requiring that we meet certain financial ratios and tests.


o We Are Limited In Our Ability To Borrow Under Our Existing Credit Facility And May Have Limited Access To Other Sources Of Capital.

              On March 25, 2002, we entered into an Amendment to our credit agreement governing our Credit Facility with JPMorgan Chase Bank and other lenders. This Amendment, among other things, amends certain financial covenants and certain other negative covenants to reflect our current business plan. In connection with the Amendment, we have agreed to permanently reduce the amount available under our revolving loan from $250 million to $187.5 million and that we will not draw down additional amounts under the revolving loan until the later of the date on which we deliver to the lenders financial statements for the period ending March 31, 2004 and the date on which we deliver to the lenders a certificate with calculations demonstrating that our EBITDA was at least $60 million in the aggregate for the two most recent consecutive fiscal quarters. Together, these provisions place substantial limitations on our ability to borrow money under the revolving loan, and there can be no assurance that it will be able to satisfy these conditions or be able to draw under the revolving loan. In addition, the Company does not have additional term loan borrowings available under its credit facility.

              The Company may experience difficulty raising capital from other sources in the future, as both the equity and debt capital markets have recently experienced periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. Our public equity and debt securities are trading at or near all time lows, which together with our substantial leverage, means we may have limited access to certain of our historic sources of capital.

o As A Result Of Limitations On Our Ability To Raise Capital, We Will Likely Decrease The Amount We Are Spending On Capital Expenditures, Which Could Result In Our Failure To Meet Build-out And Construction Obligations Under Some Of Our Franchise Agreements And Limit Our Ability To Increase Our Subscriber Numbers In The Short Term And Adversely Affect Our Revenues.

              In light of current economic conditions in the communications industry and limitations on our ability to access new sources of capital, it is likely that we will decrease the amount we are spending on capital expenditures. We decreased capital expenditures from $1.3 billion in 2000 to $514 million in 2001 and expects it to fall to approximately $200 to $250 million in 2002. As a result, it is probable that we will not be able to meet all of the construction and system build-out requirements contained in some of the cable franchises arrangements it has entered into with certain local governments. In such cases, the Company is attempting to negotiate with franchising authorities to extend or modify the terms of the applicable franchise to avoid any breaches and related penalties, terminate the applicable franchise without penalty or prejudice to entering a new franchise in the future or to postpone indefinitely any build-out obligations under the franchise. We can make no assurances that we will be able to reach a satisfactory resolution of these issues, or that the municipalities involved will not seek to invoke the liquidated damages and other penalties to which they may claim to be entitled pursuant to the franchise agreements. Several jurisdictions have threatened to seek damages or other remedies for our current or expected future non-compliance with construction and system build-out requirements. The Town of Northbrook, Illinois, has brought legal action against us for breach of our franchise agreement commitments, and the Town of Newtown Township, Pennsylvania has also threatened to assess penalties against us. We can make no assurances that we will be successful in defending such actions. If we do not prevail in our defense of these actions, we could be subject to significant damages. If all of the franchising authorities with which we have franchise arrangements were to make similar challenges and prevail in such efforts, we could be subject to aggregate penalties, which could have a material adverse effect on our operations. In addition, our failure to meet construction and build-out obligations under our franchise arrangements could limit our ability to increase our subscriber numbers in the short-term and lead to a decrease in the rate of our revenue growth in the future.


o If We Are Unable To Comply With The Restrictions And Covenants In Our Credit Agreement, There Would Be A Default Under The Terms Of The Credit Agreement, Which Could Result In An Acceleration Of Payment Of Funds That We Have Borrowed.


              Our credit agreement with JPMorgan Chase Bank requires us, and certain subsidiaries, to maintain specified financial ratios and satisfy financial tests. Our ability to meet these financial ratios and tests may be affected by events beyond our control. As a result, we can make no assurances that we will be able to meet such tests. In the event that we unable to satisfy or comply with any of the financial tests or other covenants of our credit agreement and we are unable to obtain modifications or a waiver with respect thereto, the lenders under the credit agreement would be entitled to declare the outstanding borrowings thereunder immediately due and payable and exercise all or any of their other rights and remedies. We can make no assurances regarding our ability to obtain any such modification or waiver or the additional costs in the form of fees or interest expense for any such modification or waiver. In addition, any acceleration of amounts due under the credit agreement would, due to cross default provisions in the indentures governing our Senior Notes, entitle holders of Senior Notes to declare the Senior Notes and any accrued and unpaid interest thereon immediately due and payable. Any such acceleration or other exercise of rights and remedies by lenders under the Credit Facility and/or holders of Senior Notes would likely have a material adverse effect. We do not have sufficient cash resources to repay our outstanding indebtedness if it is declared immediately due and payable.


o If We Fail To Maintain Our Listing On The Nasdaq National Market, We Could Be Delisted And There May Not Be A Liquid Market For Our Common Stock.

              On February 20, 2002, the Nasdaq National Market notified us, among other things, that our average closing price over the previous 30 trading days was than less than $3. Under the Nasdaq National Market's rules, the Nasdaq has granted us through May 21, 2002 to bring the bid price for our shares to $3 or more for a consecutive 10-day trading period and otherwise comply with the Nasdaq National Market's rules. The Company can also qualify for listing if it meets a $1 bid price and certain other criteria. The Company is in discussions with the Nasdaq regarding whether it would qualify under such criteria. In the event that we fail to maintain our Nasdaq National Market listing, we may try to have our shares quoted on The Nasdaq SmallCap Market. However, there can be no assurance that a liquid market will develop for our common stock if this happens.

o We May Encounter Difficulties In Competing In The Highly Competitive Telecommunications Industry.


              In each of the markets where we offer our services, we face significant competition from larger, better-financed telephone carriers, cable companies and Internet service providers. Virtually all markets for voice, video and data services are extremely competitive, and we expect that competition will intensify in the future. Our principal competitors include:


          o traditional telephone companies, including Verizon, AT&T, Sprint, and WorldCom, some of which are constructing extensive broadband networks and expanding into data services;


          o cable tv service operators such as AOL Time Warner, some of which offer telephone and data services through cable networks using fiber-optic networks and high-speed modems;


          o established online services, such as AOL Time Warner's America Online and Internet services of other telecommunications companies; ILEC's, for the provision of local telephone services, such as Verizon and SBC in the Northeast Corridor and Pacific Bell in California;


          o commercial mobile radio service providers, including cellular carriers, personal communications services carriers and enhanced specialized mobile radio services providers;


          o alliances and combinations of telephone companies, cable service providers and Internet companies; and


          o developing technologies such as Internet-based telephony and satellite communications services.


              It may be difficult to gain customers from the incumbent providers which have historically dominated their markets. To compete against these established companies, we expect to have to offer both competitive products and superior service to our customers, and we may not be able to do so on profitable terms.


              Other new technologies may become competitive with services that we offer. Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. New products and technologies may reduce the prices for services or they may be superior to, and render obsolete, the products and services we offer and the technologies we use. If we do not replace or upgrade technology and equipment that becomes obsolete, we will be unable to compete effectively because we will not be able to meet the needs or expectations of our customers. It may be very expensive to upgrade products and technology in order to continue to compete effectively. As a result, the most significant competitors in the future may be new entrants to the market, which would not be burdened by an installed base of older equipment. We may not be able to successfully anticipate and respond to various competitive factors affecting the industry, including regulatory changes that may affect our competitors and us differently, new technologies and services that may be introduced, changes in consumer preferences, demographic trends and discount pricing strategies by competitors.


              Increased competition could lead to price reductions, fewer large-volume sales, under-utilization of resources, reduced operating margins and loss of market share. Many of our competitors have, and some potential competitors are likely to enjoy, substantial competitive advantages, including the following:


          o       greater name recognition;


          o       greater financial, technical, marketing and other resources;

          o        a larger installed base of customers;


          o well-established relationships with current and potential customers;


          o        a greater international presence; and


          o        a greater local presence.


              In addition, a continuing trend toward business combinations and alliances in the telecommunications industry may also create significant new competitors. We cannot predict the extent to which competition from such developing and future technologies or from such future competitors will impact our operations.


o Our Business Plan Depends Upon Continued Application Of Regulations That Have Been Challenged In The Past.


              Our ability to provide telephone and video programming transmission services was made possible by important changes in government regulations which have been subsequently challenged and may be subject to change in the future. These regulations often have a direct or indirect impact on the costs of operating our networks, and therefore the profitability of our services. In addition, we will continue to be subject to other regulations at the federal, state and local levels, all of which may change in the future. The costs of complying with these regulations, delays or failures to receive required regulatory authorizations, changes in existing regulations or the enactment of new, adverse regulatory requirements may have a material adverse effect upon our ability to obtain or retain authorizations and on our business. We cannot assure you that we will be able to obtain all of the authorizations we need to construct broadband network facilities or to retain the authorizations we have already acquired. In addition, we cannot predict whether any additional regulations will be adopted that will result in reductions in the revenues we receive.


o Our Business Is Dependent Upon Acceptance Of Fiber Optic Technology As The Platform Of Choice.


              The telecommunications industry has been and will continue to be subject to rapid and significant changes in technology. The effect of technological changes on our business cannot be predicted, and we cannot assure you that the fiber optic technology that we use will not be supplanted by new or different technologies.


o    We Are Dependent On Our Strategic Relationships And Joint Ventures.


              We have entered into certain strategic alliances and relationships, which allowed us to enter into the market for telecommunications services earlier than if we had made the attempt independently. As our network is further developed, we will be dependent on some of these arrangements to provide a full range of telecommunications service offerings. Our key strategic relationships include:


          o our joint venture with NSTAR Communications under which we have access to its extensive fiber optic network in the greater Boston area;


          o our joint venture with Pepco Communications to develop and operate an advanced fiber optic network in the Washington, D.C. market;


              Our joint venture agreements with NSTAR Communications and Pepco Communications contain provisions for the management, governance and ownership of the RCN-Becocom and Starpower joint ventures, respectively. Certain matters require the approval of our joint venture partner, including some matters beyond our control, such as a change of control. In addition, although certain covenants contained in our indentures apply to the joint venture companies that we have formed with our joint venture partners, neither the joint venture companies nor our joint venture partners are parties to these indentures and are not bound to comply with the indentures. A disagreement with our joint venture partners over certain business actions, including actions related to compliance with these indentures, could impede our ability to conduct our business. It may also trigger deadlock provisions in the joint venture agreements, which could force us to sell our interest in the relevant joint venture or buy out the interest of the other joint venturer.

              In addition, any disruption of our relationships or arrangements with incumbent local phone companies, such as Verizon, could have a material adverse effect on our company. We cannot assure you that we will successfully negotiate agreements with the incumbent local phone company in new markets or renew existing agreements. Our failure to negotiate or renew required interconnection and resale agreements could have a material adverse effect on our business.


o We May Not Be Able To Procure Programming Services From The Third Parties We Depend On.


              Our video programming services are dependent upon our management's ability to procure programming that is attractive to our customers at reasonable commercial rates. We are dependent upon third parties for the development and delivery of programming services. These programming suppliers charge us for the right to distribute the channels to our customers. The costs to us for programming services are determined through negotiations with these programming suppliers. Management believes that the availability of sufficient programming on a timely basis will be important to our future success. We cannot assure you that we will have access to programming services or that management can secure rights to such programming on commercially acceptable terms.


o    Our Management May Have Conflicts Of Interest With Other Companies.


              Based upon a review of documents filed with the SEC, we believe that Level 3 beneficially owned approximately 26.16% of our common stock and Vulcan Ventures Incorporated beneficially owned approximately 25.47% of our common stock, in each case as of February 28, 2001. This may tend to deter non-negotiated tender offers or other efforts to obtain control of our company and thereby deprive stockholders of opportunities to sell shares at prices higher than the prevailing market price. Moreover, a disposition by either Level 3 or Vulcan Ventures of a significant portion of our common stock, or the perception that such a disposition may occur, could affect the trading price of our common stock and the control of our company. Level 3 beneficially owns our common stock by virtue of its indirect ownership of 100% of the capital stock of Level 3 Telecom Holdings, Inc. ("LTH"). As of February 28, 2002, Level 3 Delaware Holdings, Inc. ("LDH") owned 26,640,970 shares of RCN common stock. LDH is a wholly-owned subsidiary of LTH. David C. McCourt previously owned 10% of the common stock of LTH. In February 2002, Mr. McCourt sold these shares of LTH common stock to a subsidiary of Level 3. Walter Scott, Jr., Richard R. Jaros, David C. McCourt, James Q. Crowe and Michael B. Yanney are executive officers or directors of RCN and Level 3. Messrs. McCourt, Scott and Crowe also serve on our board's executive committee, and Mr. Yanney serves on our compensation committee.


              As a result of the September 30, 1997 spin-off of our shares to holders of common equity of Commonwealth Telephone Enterprises, Inc. ("CTE"), relationships exist that may lead to conflicts of interest. In addition, the majority of our named executive officers are also directors and/or executive officers of CTE. Our success may be affected by the degree to which our officers and directors are involved in our business and the abilities of officers, directors and employees to manage both our Company and CTE. We will deal with potential conflicts of interest on a case-by-case basis taking into consideration relevant factors including the requirements of The Nasdaq National Market and prevailing corporate practices.


              In February 1999, we announced that we have entered into joint construction agreements with Level 3. We also previously announced that we entered into an agreement with Level 3 to provide us with cross-country capacity to allow our customers to connect to major Internet connection points in the United States. Although these arrangements are designed to reflect similar arrangements entered into by parties negotiating at arm's length, we cannot assure you that we would not be able to obtain better terms from an unrelated third party.


              As of February 28, 2002 as Vulcan Ventures owns of record 3,407,100 shares of our common stock and is deemed beneficially to own 33,643,309 shares of our common stock by virtue of its ownership of record of 1,874,645 shares of our preferred stock which is convertible into an aggregate of 30,236,209 shares of our common stock. Paul G. Allen is the sole stockholder of the common stock of Vulcan Ventures and may be deemed to be the beneficial owner of our shares of common stock that are beneficially owned by Vulcan Ventures. Vulcan Ventures has designated William D. Savoy and Edward S. Harris to serve as directors on our board of directors, and Mr. Savoy has been appointed to serve on our executive committee.

o Some Provisions Of The Agreements Governing Our Indebtedness And Certain Provisions Of Our Certificate Of Incorporation Could Delay Or Prevent Transactions Involving A Change Of Control.


              Provisions of the agreements governing our outstanding indebtedness, which either require such indebtedness to be repaid or give the holder the option to require repayment, could have the effect of delaying or preventing transactions involving a change of control of the Company, including transactions in which stockholders might otherwise receive a substantial premium for their shares over then current market prices, and may limit the ability of stockholders of the Company to approve transactions that they may deem to be in their best interest.

              Our certificate of incorporation contains provisions which may have the effect, alone or in combination with each other or with the existence of authorized but unissued common stock and preferred stock, of preventing or making more difficult a hostile takeover and making it more difficult to remove our incumbent board of directors and our officers, including:

          o provisions eliminating the ability of stockholders to take action by written consent;

          o provisions limiting the ability of stockholders to call special meetings; and

          o provisions creating a classified board and prohibiting cumulative voting.

             We have adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of Class A common stock and one right for each outstanding share of Class B common stock to stockholders of record as of December 17, 2001. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of our Series C Junior Participating Preferred Stock for $30 per unit. Under certain circumstances, if a person or group acquires 15% or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $30 exercise price, shares of our common stock or of any company into which we are merged having a value of $60. The rights expire on December 5, 2011 unless extended by our board of directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, our rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our board of directors regarding such acquisition.

             Further, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, even if such combination is favored by a majority of stockholders, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control or management.

o    There Are Limitations On Our Ability To Utilize Tax Loss Carryforwards.

             We have generated, and may continue to generate, certain net operating losses (commonly referred to as "NOLs" for federal income tax purposes) that generally may be carried forward to offset taxable income realized in future years. However, if an ownership change (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) occurs with respect to our equity interests, our ability to utilize NOLs generated before the date of the ownership change (and certain built-in losses (if any) that exist as of the date of the ownership change) generally would be limited to specific annual amounts.

              Generally an ownership change occurs if certain persons or groups increase their aggregate ownership of a corporation's equity interests by more than 50 percentage points in any three-year period. We believe that we did undergo an ownership change in the year 2000, and may undergo additional ownership changes in the future.

ITEM 2. PROPERTIES

Overview of Our Network

         Our broadband network is generally designed to support Phone, Cable TV and Internet services via a fiber-rich network architecture. Our multi-service network is presently operating in Boston, New York City, Lehigh Valley, PA, central New Jersey, Washington, D.C., San Francisco, Queens, Chicago, Los Angeles and Philadelphia. The broadband network typically consists of fiber-optic transport facilities; local and long distance telephone capability; video head-ends; voice, video and data transmission and distribution equipment; Internet routing and WAN equipment and the associated network wiring and network termination equipment. The Company's telephone switching network typically utilizes either the Lucent 5ESS-2000 or the Nortel DMS-100 switching platforms as the local switching element, and the network is generally designed to provide local telephony service.

         The networks' common backbone signal transport medium for both digital signals (Phone, Video and Internet) and analog signals (Video) is normally broadband cable, either RCN-owned, or leased from other providers. Generally, the digital broadband backbone transport network utilizes a Synchronous Optical Network ("SONET") self-healing ring architecture and other technologically advanced transport methods to provide high-speed, redundant connections for the delivery of our voice, video and data services. Facility connections from the backbone network to individual buildings or residential and commercial service areas are typically provided via our own broadband facilities. Our broadband network contains approximately 4,993 route miles of fiber cable (backbone and distribution fiber) and 9,470 total network route miles (fiber and distribution coax).

         Presently, we own and operate nine local telephony switches, one long distance switch, and ten video head-ends within the existing operational markets. As of December 31, 2001, RCN has passed 1,705,806 homes with its broadband network. As of December 31, 2001, approximately 30% of our homes passed were comprised of multiple dwellings with 12 or more units.

         The majority of our network is owned and the infrastructure is built using fiber-optic cable as the predominant transport medium. Broadband systems are suitable for transmission of Phone, Cable TV and Internet information, or a combination of these types of signals. The main benefits resulting from the deployment of fiber-optic cable in the backbone and local distribution portions of the network, in place of traditional coaxial cable or copper wire, are greater network capacity, increased functionality, smaller size service areas and decreased requirements for periodic amplification of the signal. These factors contribute to lower installation and maintenance costs, and increase the variety and quality of the service offerings. Newly constructed fiber-based networks provide a superior platform for delivering Phone, Cable TV and high-speed, high-capacity Internet services, when compared to traditional legacy systems relying more heavily on copper wire or coaxial cable.

         The broadband cable utilized by our network has the increased capacity necessary for the transport and delivery of today's high bandwidth data and video transmission requirements. The broadband cable used typically contains between 6 and 288 fiber strands; however, larger sizes up to 864 strands are also used. Each individual strand of fiber is capable of providing a large number of telecommunications channels or "circuits". Depending on the transmission electronics used, a single pair of glass fibers on our network currently can transmit tens of thousands of simultaneous voice conversations, whereas, a typical pair of copper wires can carry a maximum of 24 simultaneous conversations using standard TDM multiplexing systems. Although the LECs commonly use copper wire in their networks, they are currently deploying broadband cable to upgrade portions of their copper based network, particularly in areas we serve. We expect that continued developments and enhancements in communications equipment will increase the capacity of each optical fiber, thereby providing even more capacity at relatively low incremental cost.

         As the Company's network is further developed, it will be dependent on certain strategic alliances and other arrangements in order to provide the full range of its telecommunication service offerings. These relationships include our joint venture with NSTAR Communications, Inc. in Boston, the Starpower joint venture in Washington D.C. A portion of our business is dependent on our arrangements to interconnect our network with the serving LEC. Any disruption of these arrangements and relationships could have a material adverse effect on the Company.

Phone Plant & Equipment

         Broadband Networks. The Company's broadband network typically utilizes a voice network that supports both switched and non-switched (private line) services. In metropolitan areas, individual buildings are connected to the network backbone via fiber extensions that are generally terminated on SONET equipment, which provides redundant and fail-safe interconnection between the building and the RCN central switch location. In limited situations where fiber extensions are not yet available, interim facility connections can be provided by leasing special access facilities through an arrangement, primarily with MCI WorldCom, the ILEC or other service providers. As our network expands to reach more areas within a target market, subscribers served by these temporary connections are migrated to our broadband network. Within large MDU buildings in metropolitan areas, generally a voice service hub is established by installing Integrated Digital Loop Carrier ("IDLC") equipment, which acts as the point of interface between the backbone facility and the intra-building wiring. Each IDLC is installed with a standby power system and is capable of serving between 672 and 2,048 lines, depending on the specific type utilized. The IDLC is capable of supporting ISDN and Centrex services and Custom Calling and custom local access signaling services ("CLASS") features. At the time of initial wiring, we generally install wiring in excess of its initial requirements, in order to meet future subscriber demand.

         Generally, in new and rebuilt residential situations, we provide fiber-rich local distribution architecture capable of delivering voice services to the residential or commercial subscriber. Broadband backbone facilities using SONET transport electronics typically provide interconnection from the RCN local telephony switch to the telephony distribution electronics. The telephony distribution electronics support up to 2,048 lines and serve as the interconnection point between the telephone switch and the local distribution fiber. Broadband facilities are utilized to transport the telephony signals to a residential service area node, a point typically within 900 feet from the furthest subscriber. The residential service node encompasses on average approximately 150 homes. The distribution facilities between the node and the subscriber are typically coax and twisted pair cable. Our voice offering typically provides a full suite of CLASS and custom calling features and provides full interconnection to the local emergency 911 centers.

Cable TV Plant & Equipment

         Broadband Networks. There are presently ten video head-end locations within our broadband networks (i.e., Manhattan, Boston, Lehigh Valley, central New Jersey, Washington, D.C., Philadelphia, Queens, Chicago, Los Angeles and San Francisco). The video head-ends typically consist of optical transmitters, optical receivers, satellite receivers, signal processors, modulators, encoding equipment, digital video transport equipment, network status monitoring and other ancillary equipment. From the head-end, the video signals are typically transported to secondary hub sites in either digital or analog signal format. Once the signal is received at the secondary hub site, the signal is conditioned, processed and interconnected to the local broadband transport facilities for distribution to the video subscribers. Typically, the video signals are distributed to individual fiber nodes or receivers via the broadband cable used to deliver the voice and data service. The fiber cable terminates in a broadband receiver within an individual building or video service area. From the fiber node, coaxial cable and related distribution equipment is used to distribute the video signals to the customer premises. The bandwidth of the video distribution is generally 750-860 MHz, which is capable of supporting between 90 and 110 analog video channels and a substantial number of digital video channels. The new distribution plant is specifically designed to be predominantly fiber-based, which increases the capacity, reliability and the quality of the services delivered as compared to traditional Cable TV distribution architectures.

         Wireless Video. We also own and operate a "wireless video" television system (which was formerly operated as Liberty Cable Television of New York and acquired by RCN in 1996) using point-to-point 18 GHz microwave technology. We are utilizing this system in New York City as an alternate platform for delivering television programming to buildings that are not yet connected to the broadband network. We expect that the majority of the buildings currently served by the wireless service will ultimately be connected to the network to the extent that connection is feasible.

Internet Plant & Equipment

         Our Internet access and data transmission services are provided via cable modems over the broadband network. Cable modems offer higher speed access for data transmission than the speeds achieved by conventional telephone dial-up technology. We also provide Internet access via dial-up modems.

         Our Internet network consists of all the equipment required to provide full and complete Internet service including core, border and edge routers, servers, switches, and the necessary transport and interconnection network. We have also designed and deployed a long haul, high-bandwidth broadband transport facility that interconnects Boston, New York, Philadelphia and Washington D.C. This facility is used to provide high-speed connectivity between each of our points of presence along the Northeast Corridor. It also provides long distance telephone and Internet connectivity along this corridor for the purpose of transporting voice and data traffic between our major network centers.

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

Real Estate

         We currently lease approximately 173 facilities including 126 technical and 47 non-technical facilities, which encompass 1,143,575 and 1,728,455 square feet, respectively, to support our operations under various non-cancelable leases with terms ranging from 1 to 19 years. Of the 173 facilities that we lease, we are actively seeking to sublease or buyout 29 facilities including 14 technical and 15 non-technical facilities, which contain 265,109 and 495,956 square feet, respectively. We also currently own 13 facilities including 10 technical and 3 non-technical facilities, which encompass 207,271 and 93,588 square feet, respectively. Of the 13 facilities that we own, we are looking to sell 6 technical facilities, which contain 153,172 square feet.

         During 2001, due to reduced growth plans, we have terminated and subleased 53 leases, including 34 technical and 19 non-technical, which encompass 36,095 and 584,143 square feet, respectively. In addition, we also sold one non-technical facility consisting of 23,712 square feet. We believe our leased and owned facilities are in good condition.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of the Registrant's 2001 fiscal year.

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

Executive and Accounting Officers of the Registrant

         David C. McCourt, 45 has been President and Chief Executive
         Officer of the Company as well as a Director since September 1997.
         In addition, he is a Director and Chairman of Commonwealth Telephone Enterprises, Inc. ("CTE"), positions he has held since October
         1993. Mr. McCourt served as a Director and Chairman and Chief Executive Officer of Cable Michigan from September 1997 to
         November 1998. Mr. McCourt was Chief Executive Officer of CTE from October 1993 to November 1998. Mr. McCourt is also a Director of Level 3 Communications, Inc., formerly known as Peter Kiewit Sons', Inc. and Cable Satellite Public Affairs Network ("C-SPAN"). Mr. McCourt has also been President and Chief Executive Officer, and remains a Director of Level 3 Telecom Holdings, Inc. formerly Kiewit Telecom Holdings, Inc. He was also Chairman and Chief Executive Officer as well as a Director of Mercom, S.A. de C.V. from October 1993 to November 1998. He was a Director of MFS Communications Company, Inc. from July 1990 to December 1996.

         Michael A. Adams, 44 was named President, Wholesale and New Product Development Group in January 2001. Prior to that he served as President and Chief Operating Officer of the Company, since October 1999. Previously, he was President of the Technology and Network Development Group since 1997. Prior to that he served as Vice President of Technology with C-TEC Corporation from November 1993 to September 1997.

         Jeffrey M. White, 45 was named President, Customer & Field Operations of the Company in January 2001. Prior to joining the Company, Mr. White served as Chief Financial Officer of Telecom New Zealand, from 1993 to 1999. He held several management and executive officer positions in Corporate Strategy and Investments and Acquisitions with Ameritech Development from 1983 to 1993.

         Robert J. Currey, 56 has been Vice Chairman of the Company since October 2000. Prior to that he served as Senior Vice President, Regional Operations, since May 2000. Prior to its acquisition by the Company, Mr. Currey served as President and Chief Executive Officer of 21st Century Telecom Group, Inc. from August 1998 to May 2000 and served as its President since March 1998. Mr. Currey served as Group President of Telecommunications Services at McLeodUSA from October 1997 to March 1998. Prior to that, he was President of Consolidated Communications, Inc. from March 1990 to September 1997.

         Timothy J. Stoklosa, 41 has been Executive Vice President and Chief Financial Officer of the Company since January 2000. Previously, he was Senior Vice President and Treasurer of the Company, since September 1997. Prior to that he served as Executive Vice President and Chief Financial Officer and was a Director of Mercom, Inc. from 1997 to 1998. Prior to that, Mr. Stoklosa was Treasurer of CTE from 1994 to 1997.

         John J. Jones, 35 has been Executive Vice President, General Counsel and Corporate Secretary of the Company since July 1998. He was also Executive Vice President, General Counsel and Corporate Secretary of CTE from July 1998 until January 2001 and served in the same capacity for Mercom, Inc. and Cable Michigan, Inc. until November 1998. Mr. Jones served as Vice President, General Counsel and Corporate Secretary of Designer Holdings, Ltd. from January 1996 to December 1997. Prior to that, Mr. Jones was engaged in the private practice of law at the law firm of Skadden, Arps, Slate, Meagher & Flom beginning in September 1991 to August 1995.

         Mary West Young, 46 was named Senior Vice President-Finance and Controller of the Company in June 2001. Prior to joining the Company, Ms. Young served as Vice President-Finance for De Lage Landen Financial Services, Inc., formerly Tokai Financial Services, Inc. since 1999, and as Vice President and Corporate Controller from 1998 to 1999. Ms. Young was Director-International Finance and Controller of Verizon Communications International, Inc., formerly Bell Atlantic International, Inc. from 1995 until 1998. She also held several
         management positions in Treasury and Accounting with   Verizon from
         1984 to 1992.

         John D. Filipowicz, 43 was named Senior Vice President of Administration of the Company in November 2001. Previously, he was Senior Vice President, Assistant General Counsel and Assistant Corporate Secretary of the Company, since September 1997. Prior to that, Mr. Filipowicz served as Vice President, Assistant General Counsel and Assistant Corporate Secretary of C-TEC Corporation, from August 1988 until September 1997.

PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
         Matters

         The Company's Common Stock is traded on the NASDAQ stock exchange. There were approximately 3,425 holders of Registrant's Common Stock on February 28, 2002. The Company maintains a no cash dividend policy. The Company does not intend to alter this policy in the foreseeable future. Other information required under Item 5 of Part II is set forth in Note 18 to the consolidated financial statements included in
         Part IV Item 14(a)(1) of this Form 10-K.

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

Item 9.  Disagreements on Accounting and Financial Disclosure.

         During the two years preceding December 31, 2001, there has been neither a change of accountants of the Registrant nor any disagreement on any matter of accounting principles, practices or financial statement disclosure.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Report on Form 8-K.

         None

Item 14 (a)(1) Financial Statements:

         Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999.

         Consolidated Statements of Cash Flows for Years Ended December 31, 2001, 2000 and 1999.

         Consolidated Balance Sheets - December 31, 2001 and 2000.

         Consolidated Statements of Changes in Common Shareholders' Equity for Years Ended December 31, 2001, 2000 and 1999.

         Notes to Consolidated Financial Statements

         Report of Independent Accountants

Item 14 (a)(2) Financial Statement Schedules:
         Description
         Condensed Financial Information of Registrant for the Year Ended December 31, 2001. (Schedule I)

         Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2001, 2000 and 1999 (Schedule II)

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

   3.3 Certificate of Amendment to the amended and restated Certificate of Incorporation of the Registrant (incorporated by reference herein to Exhibit
   3.01 to RCN's Current Report on Form 8-K dated May 22, 2001) (Commission File No. 0-22825.)

   3.4 Certificate of Designations, Preferences and Rights of Series A 7% Senior Convertible Preferred Stock dated April 7, 1999 (incorporated herein by reference to Exhibit 3.1 to RCN's Registration Statement on Form S-3 (filed February 1, 1999) (Commission File No. 333-71525) ("1999 Form S-3"))

   3.5 Certificate of Designations, Preferences, and Rights of Series B 7% Senior Convertible Preferred Stock (incorporated by reference to Exhibit A of
   Exhibit 10.01 to RCN's current report on Form 8-K (filed October 1,1999) (Commission File No. 0-22825.))

   3.6 Form of Amended and Restated Bylaws of the Registrant are incorporated herein by reference to Exhibit 3.2 to the Company's Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

   *3.7 Amended and Restated ByLaws of the Registrant, as adopted by RCN's Board of Directors on December 4, 2001.

(4)  Instruments defining the rights of security holders, including indentures


   4.1 Credit Agreement dated as of June 3, 1999 among RCN, the borrowers named therein, the lenders party thereto, The JPMorgan Chase Bank, as Agent, Chase Securities Inc., as Lead Arranger and Book Manager, and Deutsche Bank A.G., Merrill Lynch Capital Corp. and Morgan Stanley Senior Funding, as Documentation Agents (incorporated herein by reference to Exhibit 10.01 to RCN's Current Report on Form 8-K dated August 17, 1999 (filed August 17,
   1999) (Commission File No. 000-22825.)

   4.2 Form of Indenture between RCN, as Issuer, and The JPMorgan Chase Bank, as Trustee, with respect to the 10 1/8% Senior Notes due 2010 (incorporated herein by reference to Exhibit 4.11 to RCN's 1999 Form S-3) (Commission File No. 333-71525.)

   4.3 Indenture dated June 24, 1998 between RCN, as Issuer, and The JPMorgan Chase Bank, as Trustee, with respect to the 11% Senior Discount Notes due 2008 (incorporated herein by reference to Exhibit 4.8 to RCN's Registration Statement on Form S-1 (filed June 1, 1998) (Commission File No. 333-55673) ("1998 Form S-1"))

   4.4 Form of 11% Senior Discount Note due 2008 (included in Exhibit 4.3) (incorporated herein by reference to Exhibit 4.9 to RCN's 1998 Form S-1.) (Commission File No. 333-55673.)

   4.5 Indenture dated as of February 6, 1998 between RCN, as Issuer, and The JPMorgan Chase Bank, as Trustee, with respect to the 9.80% Senior Discount Notes due 2008 (incorporated herein by reference to Exhibit 4.1 to RCN's Registration Statement on Form S-4 (filed March 23, 1998) (Commission File No. 333-48487) ("1998 Form S-4"))

   4.6 Form of the 9.80% Senior Discount Notes due 2008, Series B (included in Exhibit 4.5) (incorporated herein by reference to Exhibit 4.2 to RCN's 1998 Form S-4.) (Commission File No. 333-48487.)

   4.7 Indenture dated as of October 17, 1997 between RCN, as Issuer, and The JPMorgan Chase Bank, as Trustee, with respect to the 10% Senior Notes due 2007 (incorporated herein by reference to Exhibit 4.1 to RCN's Registration Statement on Form S-4 (filed November 26, 1997) (Commission File No. 333-41081) ("1997 Form S-4"))

   4.8 Form of the 10% Senior Exchange Notes due 2007 (included in Exhibit 4.7) (incorporated herein by reference to Exhibit 4.2 to RCN's 1997
   Form S-4.) (Commission File No. 333-41081.)

   4.9 Indenture dated as of October 17, 1997 between RCN, as Issuer, and The JPMorgan Chase Bank, as Trustee, with respect to the 11 1/8% Senior Discount Notes due 2007 (incorporated herein by reference to Exhibit 4.3 to RCN's 1997 Form S-4.) (Commission File No. 333-41081.)

   4.10 Form of the 11 1/8% Senior Discount Exchange Notes due 2007 (included in Exhibit 4.9) (incorporated herein by reference to Exhibit 4.4 to RCN's 1997 Form S-4.) (Commission File No. 333-41081.)

   4.11 Escrow Agreement dated as of October 17, 1997 among The JPMorgan Chase Bank, as escrow agent, The JPMorgan Chase Bank, as Trustee under the Indenture (as defined therein), and RCN (incorporated herein by reference to Exhibit 4.6 to RCN's 1997 Form S-4.)
   (Commission File No. 333-41081.)

   4.12 First Amendment, dated as of December 3, 1999, to the Credit Agreement, dated as of June 3, 1999 among RCN, the borrowers named therein, the lenders party thereto, The JPMorgan Chase Bank, as Agent, Chase Securities Inc., as Lead Arranger and Book Manager, and Deutsche Bank A.G., Merrill Lynch Capital Corp. and Morgan Stanley Senior Funding, as Documentation Agents (incorporated herein by reference to Exhibit 10.01 to RCN's Current Report on Form 8-K dated August 17, 1999 (filed August 17, 1999) (Commission File No. 000-22825.)

   4.13 Indenture, dated as of December 22, 1999, between RCN, as Issuer, and The JPMorgan Chase Bank, as Trustee, with respect to the 10 1/8% Senior Discount Notes due 2010. (incorporated herein by reference to Exhibit 4.11 to RCN's Registration Statement on Form S-3/A (filed October 6, 1999)(Commission File No. 333-71525) ("1999 Form S-3/A")

   4.14 Form of the 10 1/8% Senior Discount Notes due 2010 (included in Exhibit
   4.11 (incorporated herein by reference to exhibit 4.11 to RCN's 1999 Form S-3/A.

   4.15 Stock Purchase Agreement dated as of October 1, 1999 between Vulcan Ventures Incorporated (incorporated by reference to RCN's Form 8-K dated October 1, 1999, Commission file No. 0-22825.)

   4.16 Voting Agreement dated as of October 1, 1999 among RCN, Vulcan Ventures Incorporated and Level 3 Telecom Holdings, Inc. (incorporated by reference to RCN's Form 8-K dated October 1, 1999, Commission File No. 0-22825.)

   4.17 Second Amendment, dated as of June 28, 2000, to the Credit Agreement, dated as of June 3, 1999 among RCN, the borrowers named therein, the lenders party thereto, the JPMorgan Chase Bank, as Agent, Chase Securities, Inc., as Load Arranger and Book Manager, and Deutsche Bank A.G., Merrill Lynch Capital Corp. and Morgan Stanley Senior Funding, as Documentation Agents (incorporated herein by reference to Exhibit 4.0 to RCN's Form 10-Q for the second quarter ended June 30, 2000) (Commission File No. 0-22825.)

   4.18 Third Amendment, dated as of May 31, 2001, to the Credit Agreement, dated as of June 3, 1999, as amended among RCN, the borrowers named therein, the lenders party thereto and the JPMorgan Chase Bank, as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit 4.1 to RCN's Form 10-Q for the second quarter ended June 30, 2001) (Commission File No. 0-22825.)

   4.19 Stock Purchase Agreement, dated as of May 28, 2001, between RCN and Red Basin, LLC (incorporated herein by reference to Exhibit 4.01 to RCN's Current Report on Form 8-K dated May 29, 2001) (Commission File No. 0-22825)

   *4.20 Instrument of Resignation, Appointment and Acceptance, dated as of August 9, 2001, among RCN, The JPMorgan Chase Bank, as Resigning Trustee, and HSBC Bank, USA as Successor Trustee with respect to the Indenture dated October 17, 1997 with respect to the 10% Senior Notes due 2007.

   *4.21 Instrument of Resignation, Appointment and Acceptance, dated as of August 9, 2001, among RCN, The JPMorgan Chase Bank, as Resigning Trustee, and HSBC Bank, USA as Successor Trustee with respect to the Indenture dated October 17, 1997 with respect to the 11 1/8% Senior Discount Notes due 2007.


   *4.22 Instrument of Resignation, Appointment and Acceptance, dated as of August 9, 2001, among RCN, The JPMorgan Chase Bank, as Resigning Trustee, and HSBC Bank, USA as Successor Trustee with respect to the Indenture dated February 6, 1998 with respect to the 9.8% Senior Discount Notes due 2008.

   *4.23 Instrument of Resignation, Appointment and Acceptance, dated as of August 9, 2001, among RCN, The JPMorgan Chase Bank, as Resigning Trustee, and HSBC Bank, USA as Successor Trustee with respect to the Indenture dated June 24, 1998 with respect to the 11% Senior Discount Notes due 2008.

   *4.24 Instrument of Resignation, Appointment and Acceptance, dated as of August 9, 2001, among RCN, The JPMorgan Chase Bank, as Resigning Trustee, and HSBC Bank, USA as Successor Trustee with respect to the Indenture dated December 22, 1999 with respect to the 10 1/8% Senior Discount Notes due 2010.


   4.25 Rights Agreement, dated as of December 5, 2001, between RCN and HSBC Bank USA, as Rights Agent, which includes the form of Rights Certificates (incorporated herein by reference to Exhibit 4 to RCN's Current Report on Form 8-K dated December 5, 2001) (Commission File No. 0-22825.)

   4.26 Fourth Amendment, dated as of March 25, 2002, to the Credit Agreement, dated as of June 3, 1999, as amended, among RCN, the borrowers named therein, the lenders party thereto and the JPMorgan Chase Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 4.1 to RCN's Form 8-K dated March 26, 2002) (Commission File No. 0-22825).

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

   10.6 Management Agreement dated as of June 17, 1997 among RCN Operating Services, Inc. and RCN-Becocom, Inc. is incorporated herein by reference to
   Exhibit 10.9 to the Company's Amendment No.2 to Form 10/A filed September 5, 1997 (Commission File No.
   0-22825.)

   10.7  Construction and Indefeasible Right of Use Agreement dated as of
   June 17, 1997 between RCN-Becocom, Inc. and RCN-Becocom, LLC is incorporated herein by reference to Exhibit 10.10 to the Company's Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

   10.8 License Agreement dated as of June 17, 1997 between Boston Edison Company and RCN-Becocom, Inc. is incorporated herein by reference to
   Exhibit 10.11 to the Company's Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

   10.9  Joint Investment and Non-Competition Agreement dated as of
   June 17, 1997 among RCN Telecom Services of Massachusetts, Inc., RCN-Becocom, Inc. and RCN-BecoCom, LLC is incorporated herein by reference to Exhibit 10.12 to the Company's Amendment No. 2 to
   Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

   10.10 Amended and restated Operating Agreement of Starpower Communications, L.L.C. by and between Pepco Communications, L.L.C. and RCN Telecom Services of Washington, D.C. Inc. dated October 28, 1997 is incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-22825.)

   *10.11 Employment Agreement dated as of January 8, 2001, by and between RCN and Jeffrey M. White, President, Customer & Field Operations for RCN.

21*   Subsidiaries of Registrant

23*   Consent of PricewaterhouseCoopers LLP with respect to RCN Corporation

24*   Power of Attorney

99 (b) Report on Form 11-k with respect to the RCN Savings and Stock Ownership Plan will be filed as an amendment to this Report on Form 10-K.

Item 14.(b) Reports on Form 8-K

   On October 23, 2001 RCN filed a Current Report on Form 8-K announcing that on October 19, 2001, RCN Finance, LLC, a wholly owned subsidiary of RCN, closed its five separate tender offers for certain of RCN's outstanding Senior Notes.

   On November 7, 2001 RCN filed a Current Report on Form 8-K making available various slides in connection with RCN's presentation at its 3rd Quarter Results Conference Call. The report also included the RCN 3rd Quarter Earnings Release.

   On December 5, 2001 RCN filed a Current Report on Form 8-K announcing that the Company had entered into a Rights Agreement, dated as of December 5, 2001, between RCN and HSBC Bank USA, as Rights Agent and including the form of Rights Certificates as an exhibit thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 29, 2002               RCN Corporation

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

Signature                           Title                          Date
---------                           -----                          ----

PRINCIPAL EXECUTIVE AND ACCOUNTING OFFICERS:


\s\ David C. McCourt           Chairman and Chief              March 29, 2002
--------------------------     Executive Officer
David C. McCourt

\s\ Robert J. Currey           Vice Chairman                   March 29, 2002
--------------------------
Robert J. Currey

\s\ Michael A. Adams           President, Wholesale and        March 29, 2002
--------------------------     Strategic Development Group
Michael A. Adams

\s\ Timothy J. Stoklosa        Executive Vice President        March 29, 2002
--------------------------     and Chief Financial Officer
Timothy J. Stoklosa

\s\ John J. Jones              Executive Vice President,       March 29, 2002
--------------------------     General Counsel and Corporate Secretary
John J. Jones

\s\ Mary West Young            Senior Vice President, Finance  March 29, 2002
--------------------------     and Controller
Mary West Young

\s\ John D. Filipowicz         Senior Vice President,          March 29, 2002
--------------------------     Administration
John D. Filipowicz

DIRECTORS:

\s\ David C. McCourt                                           March 29, 2002
--------------------------
David C. McCourt

\s\ James Q. Crowe                                             March 29, 2002
--------------------------
James Q. Crowe

\s\ Walter E. Scott, Jr.                                       March 29, 2002
--------------------------
Walter E. Scott, Jr.

\s\ Richard R. Jaros                                           March 29, 2002
--------------------------
Richard R. Jaros

\s\ Thomas May                                                 March 29, 2002
--------------------------
Thomas May

\s\ Alfred Fasola                                              March 29, 2002
--------------------------
Alfred Fasola

\s\ Thomas P. O'Neill, III                                     March 29, 2002
--------------------------
Thomas P. O'Neill, III

\s\ Eugene Roth                                                March 29, 2002
--------------------------
Eugene Roth

\s\ Stuart E. Graham                                           March 29, 2002
--------------------------
Stuart E. Graham

\s\ Michael B. Yanney                                          March 29, 2002
--------------------------
Michael B. Yanney

\s\ Edward S. Harris                                           March 29, 2002
--------------------------
Edward S. Harris

\s\ Peter S. Brodsky                                           March 29, 2002
--------------------------
Peter S. Brodsky

\s\ William D. Savoy                                           March 29, 2002
--------------------------
William D. Savoy

\s\ Michael A. Adams                                           March 29, 2002
--------------------------
Michael A. Adams

\s\ Timothy J. Stoklosa                                        March 29, 2002
--------------------------
Timothy J. Stoklosa

SCHEDULE I

                                RCN CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS
                            (THOUSANDS OF DOLLARS)


                                                              For the Years Ended December 31,
                                                          ----------------------------------------
                                                              2001          2000          1999
                                                          ------------  ------------  ------------
Sales                                                     $         -   $        -    $       13
Other income (expense)                                           367       (24,531)        7,795
Costs and expenses                                           (62,086)         (438)           23
                                                          ------------  ------------  ------------

Operating income loss                                        (61,719)      (24,969)        7,785

Interest income                                                    9         2,356         3,103
Depreciation and Amortization                                   (300)            -             -
Interest expense                                            (238,952)     (238,491)     (161,466)
                                                          ------------  ------------  ------------

Loss before income taxes                                    (300,962)     (261,104)     (150,578)

(Benefit)/ Provision for income taxes                         70,554       (96,048)      (59,592)
Equity in loss of consolidated entities                     (397,877)     (603,658)     (264,042)
                                                          ------------  ------------  ------------
Loss before extraordinary item                              (769,393)     (768,714)     (355,028)
Extraordinary item, net of tax of $0 in 2001                  84,604             -             -
                                                          ------------  ------------  ------------
Net loss                                                    (684,789)     (768,714)     (355,028)
Preferred stock dividend and accretion requirements          151,663       122,752        13,542
                                                          ------------  ------------  ------------
Net loss to common shareholders                           $ (836,452)   $ (891,466)   $ (368,570)
                                                          ============  ============  ============

Basic and Diluted Loss per average common share:
    Net loss before extraordinary item                        $(9.79)      $(10.59)       $(5.12)
    Extraordinary item                                        $(0.90)      $     -        $    -
    Net loss to common shareholders                       $    (8.89)   $   (10.59)   $    (5.12)
    Weighted average common shares outstanding            94,117,391    84,200,329    71,966,301


SCHEDULE I

                                RCN CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)



                                                                December 31,
                                                        --------------------------
                                                            2001          2000
                                                        ------------  ------------
ASSETS
Current assets
     Cash and temporary cash investments                $     1,026   $       824
     Accounts receivable from related parties                     -           152
     Accounts receivable from affiliates                    147,548        80,175
     Prepayments & other                                          3            35
     Deferred tax asset                                          53             -
     Other assets                                            50,456        96,780
                                                        ------------  ------------
Total current assets                                        199,086       177,966


Investments in subsidiaries                               3,707,686     4,010,123
Unamortized debt issuance cost                               45,407        54,772
Deferred charges and other assets                           152,269        82,120
                                                        ------------  ------------
Total assets                                            $ 4,104,448   $ 4,324,981
                                                        ============  ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
     Accounts payable to affiliates                         354,256       251,653
     Accrued interest                                        23,959        29,802
     Current maturities of long-term debt                    20,750             -
                                                        ------------  ------------
Total current liabilities                                   398,965       281,455

Long-term debt                                            2,460,864     2,254,513

Preferred stock                                           2,142,276     1,990,613

Shareholders' Equity

     Common stock                                            99,841        87,104
     Deficit                                             (2,369,502)   (1,579,374)
     Additional paid in capital                           1,404,419     1,332,845
     Cumulative translation adjustment                       (8,208)       (6,695)
     Unearned compensation expense                          (15,898)      (25,889)
     Treasury stock                                          (8,309)       (9,591)
                                                        ------------  ------------
Total common shareholders' deficit                         (897,657)     (201,600)

Total liabilities and shareholders' deficit             $ 4,104,448   $ 4,324,981
                                                        ============  ============



SCHEDULE I

                                RCN CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)


                                                                  For the Years ended December 31,
                                                               -------------------------------------
                                                                  2001         2000         1999
                                                               -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                  $ (684,789)  $ (768,714)  $ (355,028)
     Realized gain on disposal of subsidiaries                     (8,180)           -       (8,621)
     Deferred income taxes and investment tax credits             (69,259)     (55,630)     (15,175)
     Working capital                                             (226,205)     571,174     (390,852)
     Equity in loss of consolidated entity                        320,444      587,675      244,045
     Equity in loss of unconsolidated entity                       (7,171)      15,985       19,997
     Write-down of equity investment                                    -       24,418            -
     Extraordinary item-debt prepayment gain                      (83,604)           -            -
     Non-cash accretion of discounted senior notes                112,500      112,997      101,901
     Amortization of financing costs                                8,478        8,713        5,492
     Other                                                          2,258         (646)      (1,145)
                                                               -----------  -----------  -----------

Net cash (used in)provided by operating activities               (635,528)     495,972     (399,386)
                                                               -----------  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions                                                       -     (316,074)     (53,322)
     Other                                                        381,637   (1,823,908)    (998,184)
                                                               -----------  -----------  -----------

Net cash (used in)provided by investing activities                381,637   (2,139,982)  (1,051,506)
                                                               -----------  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock                    50,000            -      344,342
     Proceeds from the issuance of preferred stock                      -    1,614,423      239,897
     Issuance of long-term debt                                   250,000            -      875,000
     Interest paid on senior notes                                      -       23,111       22,500
     Financing costs                                                    -       (2,838)     (39,491)
     Proceeds from the exercise of stock options                       38        6,635       12,422
     Purchase of treasury stock                                         -         (200)         (90)
     Payment of long-term debt                                    (45,945)           -            -
                                                               -----------  -----------  -----------

Net cash provided by financing activities                         254,093    1,641,131    1,454,580
                                                               -----------  -----------  -----------


Net increase/(decrease) in cash and temporary cash investments        202       (2,879)       3,688


Beginning cash & temporary cash investments                           824        3,703           15
                                                               -----------  -----------  -----------

Ending cash & temporary cash investments                       $    1,026   $      824   $    3,703
                                                               ===========  ===========  ===========


RCN CORPORATION
                             NOTES TO CONDENSED FINANCIAL STATEMENTS


1. All required disclosures associated with the Condensed Financial Information of RCN Corporation for the year ended December 31, 2001 are included in the footnotes to the consolidated financial statements.

SCHEDULE II
                                RCN CORPORATION
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                            (THOUSANDS OF DOLLARS)


        COLUMN A                           COLUMN B              COLUMN C              COLUMN D      COLUMN E
       ----------                       ------------            ----------            ----------    ----------
                                                                ADDITION
                                                        --------------------------
                                         BALANCE AT      CHARGED         CHARGED                   BALANCE AT
                                        BEGINNING OF     TO COSTS       TO OTHER                     END OF
DESCRIPTION                                PERIOD       AND EXPENSE     ACCOUNTS     DEDUCTIONS      PERIOD
-----------                             ------------   ------------    ----------    ----------    ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS-
 DEDUCTED FROM ACCOUNTS RECEIVABLE
 IN THE CONSOLIDATED BALANCE SHEETS

                      2001               $     4,123     $   14,612      $    (191)    $   1,152     $  17,392
                      2000               $    12,258     $   10,908      $     367     $  19,410     $   4,123
                      1999               $     5,766     $    7,691      $     510     $   1,709     $  12,258

ALLOWANCE FOR DEFERRED TAX ASSETS-
 DEDUCTED FROM DEFERRED TAX ASSETS
 IN THE CONSOLIDATED BALANCE SHEETS

                      2001               $   587,645     $  239,896      $  (1,358)    $  52,319     $ 773,864
                      2000               $   235,375     $  355,775      $       -     $   3,505     $ 587,645
                      1999               $    82,068     $  163,144      $     363     $  10,200     $ 235,375





                                RCN CORPORATION
                             SELECTED FINANCIAL DATA
                   Thousands of Dollars Except Per Share Amounts
                        For the Years Ended December 31,


                                               2001          2000          1999          1998          1997
                                          ------------  ------------  ------------  ------------  ------------
Sales                                     $   455,971   $   333,450   $   275,993   $   210,940   $   127,297
Loss before extraordinary charge and
  cumulative effect of change in
  accounting principle                    $(1,168,800)  $  (768,714)  $  (354,604)  $  (204,801)  $   (49,181)
Basic and diluted loss per average
  common share before extraordinary
  charge and cumulative effect of
  change in accounting principle          $    (14.03)  $    (10.59)  $     (5.11)  $     (3.35)  $     (0.89)
Dividends per share                                 -             -             -             -             -
Total assets                              $ 3,603,131   $ 4,775,552   $ 3,192,114   $ 1,907,615   $ 1,150,992
Long-term debt, net of current maturities $ 1,873,616   $ 2,257,357   $ 2,143,096   $ 1,263,036   $   686,103
Redeemable preferred stock                $ 2,142,276   $ 1,990,613   $   253,438   $         -   $         -
Preferred stock dividend and accretion
  requirements                            $   151,663       122,752        13,542             -             -



MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)


The following discussion should be read in conjunction with RCN Corporation's ("RCN" or the "Company") audited consolidated financial statements and notes for the years ended December 31, 2001, 2000, and 1999:


INTRODUCTION

We have experienced significant growth over the past years through acquisitions and building and developing our own network. The costs associated with the growth of our network and our operational infrastructure, expanding the level of service provided to our customers, and sales and marketing expenses were the primary reasons for the past operating losses. Although the Company anticipates net losses in the foreseeable future as we continue to invest in our network, and recognize non-cash expenses relating to the previous network development, we expect to continue to achieve positive operating margins (revenues less direct costs). This will be accomplished as the Company continues to increase the number of customers on our network, increase the number of services per customer while lowering the costs associated with the new subscribers and reducing the costs of providing services by capturing economies of scale.


HISTORY

Prior to September 30, 1997, we were operated as a wholly owned subsidiary of C-TEC Corporation ("C-TEC"). On September 30, 1997, RCN was spun off to C-TEC shareholders in a transaction in which each holder of record of C-TEC common equity received one share of RCN Common Stock for every one share of C-TEC owned.


GENERAL

The Company's primary business is delivering bundled communications services, including local and long distance telephone, video programming (including digital cable TV) and data services (including cable modem high speed internet access) to residential customers over our predominately owned network. We currently serve customers in 7 of the 10 most densely populated areas of the country. These markets include Boston and 18 surrounding communities, New York City, the Philadelphia suburbs, Washington D.C. and certain suburbs, Chicago, San Francisco and certain suburbs, and certain communities in Los Angeles. We also serve the Lehigh Valley in Pennsylvania, and we are the incumbent franchised cable operator in many communities in central New Jersey. We believe we are the first company in many of our markets to offer one-stop shopping for video, phone and internet services to residential customers.

ResiLink[SM] is the brand name of our family of bundled service offerings that enables residential customers to enjoy pre-packaged bundles of Phone, Cable TV and high-speed Internet for a flat monthly price. These packages have different combinations of our core services and include various phone features and premium channels. The bundles are designed to appeal to customers seeking simplification and value. In addition to ResiLink, we sell Phone, Cable TV, High-Speed cable modem and dial-up Internet to residential customers on an a-la-carte basis, and we provide communication services to commercial customers. We are working to leverage the excess capacity of our broadband network to allow us to expand our offering of new services.

Our services are typically delivered over our primarily owned high-speed, high-capacity, fiber-optic network. Our network is a broadband fiber-optic platform that typically employs diverse backbone architecture and localized fiber-optic nodes. This architecture allows the Company to bring its state-of-the-art broadband within approximately 900 feet of its customers, with fewer electronics and lower maintenance costs than existing competitors' local networks. We have generally designed our broadband network to have sufficient capacity so that we believe we have the capability of adding new communications services more efficiently and effectively than the incumbents or other competitors.

JOINT VENTURES

To increase our market entry and gain access to Right of Ways, we formed key alliances in strategic markets.

The Company is party to the RCN-Becocom, LLC joint venture with NSTAR Communications, Inc. ("NSTAR Communications"), a subsidiary of NSTAR, regarding construction of our broad band network and operation of our telecommunications business in the Boston metropolitan area. NSTAR is a holding company that, through its subsidiaries, provides regulated electric and gas utility services in the Boston area. At December 31, 2001, the Company had an 82.17% interest in the RCN-Becocom joint venture. RCN-Becocom is consolidated in our financial statements.

The Company is party to the Starpower joint venture with Pepco Communications, Inc. ("Pepco"), a subsidiary of Potomac Electric Power Company ("Potomac"), regarding construction of our broad band network and operation of our telecommunications business in the Washington, D.C. metropolitan area, including parts of Virginia and Maryland. Through its subsidiaries, Potomac is engaged in regulated utility operations and in diversified competitive energy and telecommunications businesses. The Company and Pepco each own a 50% membership interest in Starpower. Starpower is reflected in our financial statements under the equity method of accounting.


USE OF PRO-FORMA DISCLOSURES

The Company's management measures financial and operational performance, which includes the consolidation of all joint ventures including Starpower, which is not consolidated under generally accepted accounting principles ("GAAP"). The use of pro-forma financial disclosures represents management's view of the total RCN consolidated operation.

The following financial highlights for the year ended December 31, 2001 reflect the consolidation of Starpower:



          Financial Highlights (dollars                                           Consolidated
                  in thousands)             RCN Consolidated     Starpower**        Pro-Forma
         --------------------------------- ------------------- ---------------- ------------------
         Total Sales                              $455,971          $80,243           $536,214

         Total Direct Costs                       $205,132          $25,792           $230,924

         Margin                                   $250,839          $54,451           $305,290

         Total operating, selling and
         general and administrative costs         $473,677          $63,944           $537,621

         EBITDA*                                 $(222,838)         $(9,493)         $(232,331)



*EBITDA - Non GAAP measure calculated as earnings before interest, tax, depreciation and amortization, and stock based compensation, and extraordinary gains and special charges

** Net of related party transactions with RCN Consolidated


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements of the Company and its wholly-owned subsidiaries and joint ventures are prepared in conformity with accounting principles generally accepted in the United States. Generally accepted accounting principles require management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. When sources of information regarding the carrying values of assets and liabilities are not readily apparent, the Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable for making judgments. The Company evaluates all of its estimates on an on-going basis. Actual results could differ from those estimates.

Use of Estimates. The following critical accounting practices that contain management judgement and estimates were used in the preparation of our consolidated financial statements. The Company writes down its property, plant, and equipment for estimated obsolescence based on market conditions. Construction materials are written down to the difference between the cost and estimated market value based on future plans for its use. If actual market conditions are less favorable than those projected by management, additional property, plant and equipment and construction material write-downs may be required. The Company has estimated the economic useful lives of the various classes of the property, plant and equipment, which may differ from the actual useful life. If circumstances cause the actual useful life to be shorter, additional depreciation expense will be recognized or a loss may be required to be recorded upon sale or disposal. Depreciable property is fully depreciated at the time the assets are no longer in service. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the historical trends of the customer collections become unfavorable due to either an increase in the credit risk of our customer portfolio or an economic down turn in the geographical areas in which we operate, additional reserves may be required. In matters of litigation, management reserves the total estimated costs, including legal fees, to settle the dispute or claim. Litigation expense and accruals are updated as additional information is obtained.

Our critical accounting policies are as follows:

Revenue Recognition. Revenues are generally recognized and earned when evidence of an arrangement exists, services are rendered, the selling price is determinable and collectibility is reasonably assured. The Company recognizes local telephone service revenue as earned when services are provided. The charges to the customer and amount recognized as revenue for local telephone charges are based on tariffed rates. We recognize long distance telephone service revenue based upon minutes of traffic processed in accordance with tariffed rates or contract fees. Other telephone services are recognized as revenue when the services are provided to the customer in accordance with contract terms. Reciprocal compensation, which is the fee local exchange carriers pay to terminate calls on each other's networks, is recognized as revenue as it is realized. Revenues from cable programming services are recognized and earned in the month the service is provided to the customers. Cable installation revenue is recognized in the period the installation services are provided to the extent of direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that customers are expected to remain connected to our network system. Internet access service revenues are recorded as earned based on contracted fees.

Leases. Leases of the Company's assets including integral equipment and property that contains a provision for the transfer of title are accounted for as a sales or a direct finance lease. All other leased asset agreements are accounted for as operating leases, whereby the leased assets remain on the Company's balance sheet and is depreciated. Scheduled lease payments are recognized as revenue when earned. Leasing transactions that the Company enters as a lessee that bears all substantial risks and rewards from the use of the leased item are accounted for as a capital lease. Capitalized leased assets and the corresponding lease obligations are recorded on the Company's balance sheet. All other lease agreements are accounted for as an operating lease. Operating lease payments are expensed as incurred.

Reserve for Bad Debts. Bad debt expense and reserve is based on historical trends and analysis. The Company's policy to reserve against potential bad debts is based on the aging of the individual receivables. The practice to write-off the individual receivables is performed after all resources to collect the funds have been exhausted. Actual bad debt expense may differ from the amounts reserved.

Property, Plant and Equipment and Depreciation. Property, plant and equipment is recorded at cost. Costs to build and construct our network are capitalized which includes all direct labor and materials, and certain indirect costs. Expenditures for repairs and maintenance are charged to expense as incurred, while equipment replacement and betterments are capitalized. Depreciation is provided on the straight-line method based on the useful lives of the various classes of depreciable property. The average estimated lives of depreciable property, plant and equipment are:

Telecommunications network            5-22.5 years
Computer equipment                       3-5 years
Building and leasehold improvements     5-30 years
Furniture, fixtures, and vehicles       3-10 years
Other                                   5-10 years


The carrying values of long-lived assets, which include construction material, property, plant and equipment, goodwill, and other intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment would be determined based on a comparison of future undiscounted cash flows to the underlying assets. If required, adjustments would be measured based on discounted cash flows.

Stock Based Compensation. The Company has adopted and applies the recognition of stock based compensation expense under the provisions of SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). Under SFAS No. 123, the fair value of an option or other stock based compensation (as computed in accordance with accepted option valuation models) on the date of grant is amortized over the vesting periods of the options. The incentive stock options and the non-qualifying stock options vest over a three year period and have a five year life. The outperformed stock options vest over a five-year period and have a 10-year life. The restricted stock options vest over three years and have a five year life and are subject to transfer restrictions and are all or partially forfeited if a grantee terminates employment with the Company. The compensation expense is applied to all stock awards granted in the year 2000, the year of adoption, and is not applied to awards granted in previous years unless those awards are modified or settled in cash. The expense recognition of the value of the instruments is recorded in the Consolidated Statement of Operations on the line "Non-cash stock based compensation". This expense differs from other compensation expenses in that these charges may be settled in cash, but generally are settled through issuance of common stock.


SEGMENT REPORTING

Management believes that the Company operates as one reportable operating segment, which contains many shared expenses generated by the Company's various revenue streams. Any segment allocation of these shared expenses that were incurred on a single network to multiple revenue streams would be impractical and arbitrary. In addition, the Company currently does not make such allocations internally. The Company's chief decision-makers do, however, monitor financial performance in a way which is different from that depicted in the historical general purpose financial statements in that such measurement includes the consolidation of all joint ventures, including Starpower, which is not consolidated under generally accepted accounting principles. Such information, however, does not represent a separate segment under generally accepted accounting principles and therefore it is not separately disclosed.


OVERVIEW OF OPERATIONS

Approximately 92% of the Company's revenue for the year ended December 31, 2001 is attributable to monthly telephone line service charges, local toll, special features and long-distance telephone service fees, monthly subscription fees for basic, premium, and pay-per-view Cable TV services, and Internet access fees through high-speed cable modems, dial-up telephone modems, web hosting and dedicated access. The remaining 8% of revenue is derived from reciprocal compensation which is the fee local exchange carriers pay to terminate calls on each other's networks, and the Company's long distance wholesale operation. Because of the uncertainty of various regulatory rulings that affect the collectibility of reciprocal compensation, the Company recognizes this revenue as it is realized. We have generated increased revenues in each of the past three years, primarily through internal growth of our broadband network, internal customer growth, and revenues from new services per customer.

Our expenses primarily consist of direct expenses, operating, selling and general and administrative expenses, stock-based compensation, depreciation and amortization, and interest expense. Direct expenses primarily include cost of providing services such as cable programming, franchise costs and network access fees. Operating, selling and general and administrative expenses primarily include customer service costs, advertising, sales, marketing, order processing, telecommunications network maintenance and repair ("technical expenses"), general and administrative expenses, installation and provisioning expenses, and other corporate overhead.

The Company has had a history of net losses as we built and expanded our network. When the Company makes an investment in a new market, the operating losses typically increase as the network and sales force are expanded to facilitate growth. The primary reason for anticipated net losses include the continuing investment to increase the number of homes passed, depreciation and amortization expenses associated with our capital expenditures related to the past construction and development of our network, and interest on the long-term debt.

As the economy changed and the capital available to our industry became limited, the Company revised its strategic and fundamental plans accordingly. During the second quarter of 2001, the Company shifted focus from beginning construction in new markets to additional construction activities in its existing markets to achieve higher growth with lower incremental capital spending. The expansion plans in certain existing markets over the next 18 to 24 months were also curtailed and delayed in some markets. In addition, the Company began its initiative to reduce costs and increase operational efficiencies, and realigned resources to focus on core opportunities and product offerings.

As a result of the change in expansion plans, we initiated discussions with the respective franchising authorities to inform them of the Company's decision to stop or delay construction. In 2001, the Company recognized approximately $16 million in accrued costs and penalties associated with the decision to stop or delay construction in certain markets. There is no assurance that the Company will not be subject to additional costs and penalties. Approximately $114 million in costs related to property and equipment in these abandoned markets were also written off.

A detailed review of facility requirements against lease obligations was also conducted to identify excess space. The Company is in the process of consolidating space and exiting or subleasing excess facilities. In 2001, the Company recognized approximately $31 million in estimated costs to exit excess facilities.

Construction material levels were assessed based on the build-out requirements of our revised plan. The assessment process resulted in the identification of excess construction material that cannot be used for alternative use and which is either to be returned to vendors, or resold to a secondary market. Charges recognized in 2001 to write down of the excess construction material were approximately $70 million.

The Company completed an assessment of the recoverability of its investment in each market based on the expected future net cash flows. This assessment indicated that certain assets acquired in business combinations, primarily with respect to 21st Century Telecom and certain Internet operations, were impaired. This resulted in the write off of approximately $256 million of a portion of the net book value of the Company's recorded investment, primarily goodwill and other intangible assets.

The Company reduced its work force 33% in 2001 primarily in the functional areas of construction and engineering. The Company recognized $7.7 million in severance cost during the year.

During the year, we retired approximately $816 million in face amount of debt with a book value of $746 million. We recognized an extraordinary gain of $484 million from the early retirement of debt in which approximately $232 million in cash was used. The total long-term debt outstanding at the end of the year was $1.9 billion.

Subsequent to year-end, the Company sold a portion of its business customer base that was not served by our broadband network. The agreement includes approximately 12,000 customer connections of which 9,000 are Verizon commercial resale voice lines and the balance is digital subscriber lines. This transaction closed in the year 2002 and anticipated cash proceeds are expected to be approximately $3 million. We expect to realize an immaterial gain on the transaction.


RESULTS OF OPERATIONS

The following dollar amounts discussed in this section are in thousands. Statistics and other disclosed non-dollar amounts are in whole numbers.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000:

For the year ended December 31, 2001, sales increased $122,521, or 36.7%, to $455,971 from $333,450 for the same period in 2000. Operating losses before non-cash stock-based compensation, depreciation and amortization, and goodwill write-down and special charges was ($222,838) as compared to ($331,959) for the same period in 2000.

Net loss before extraordinary item was ($1,320,463), or ($14.03) per average common share for 2001 and ($891,466), or ($10.59) per average common share for 2000.

Sales:

Total sales increased $122,521, or 36.7%, to $455,971 for the year ended December 31, 2001 compared to $333,450 for the year ended December 31, 2000. The increase was a result of higher network connections, which increased 33.3% from 576,738 at December 31, 2000 to 768,916 at December 31, 2001.

Phone sales increased $44,704, or 66.4%, to $112,076 for the year ended December 31, 2001 from $67,372 for the year ended December 31, 2000. Approximately $38,444 of the increase in Phone sales is attributable to higher average connections. Average network Phone connections increased approximately 82.6% to approximately 173,996 for the year ended December 31, 2001 from approximately 95,277 for the year ended December 31, 2000 (including connections of the Starpower joint venture average network connections were 184,378 and 98,232, respectively). Average resale Phone connections were approximately 26,932 and 32,681 at December 31, 2001 and 2000 respectively. The increase in Phone sales was also partially attributable to higher average revenue per connection of 5.9%.

Cable TV sales increased $53,954, or 35.1% to $207,465 for the year ended December 31, 2001 from $153,511 for the year ended December 31, 2000. The increase was primarily due to additional average network Cable TV connections of 82,793 or 23.9% to approximately 429,851 for the year ended December 31, 2001 from approximately 347,058 for the year ended December 31, 2000(including connections of the Starpower joint venture average network Cable TV connections were 456,532 and 359,151, respectively). Overall higher service connections contributed approximately $30,956 to the increase in Cable TV sales and higher average revenue per connection of 9.1% principally contributed the remainder.

Internet sales increased $22,680, or 29.7% to $99,198 for the year ended December 31, 2001 from $76,518 for the year ended December 31, 2000. The increase was primarily due to approximately 55,193 additional average Internet connections that grew to 82,779 for the year ended December 31, 2001 as compared to the year ended December 31, 2000 (including connections of the Starpower joint venture average high-speed Internet connections were 89,723 and 29,729, respectively).

For the year ended December 31, 2001, the Company had approximately 229,427 average dial-up Internet connections as compared to approximately 287,261 for the year ended December 31, 2000 (including connections of the Starpower joint venture average dial-up Internet connections were 408,814 and 505,088, respectively).

Other sales increased $1,182 or 3.3% to $37,232 for the year ended December 31, 2001 from $36,050 for the year ended December 31, 2000. The increase was due primarily to higher reciprocal compensation.

Costs and Expenses, Excluding Stock-Based Compensation, Depreciation and
Amortization:

Direct expenses, comprising of costs of providing services, increased $28,460, or 16.1% to $205,132 for the year ended December 31, 2001 from $176,672 for the year ended December 31, 2000. The increase was principally the result of higher sales, a lower margin on Cable TV sales due to higher franchise fees and programming rates, and partially offset by a higher margin on Internet sales due to network optimization.

Operating, selling and general and administrative costs decreased $15,060, or 3.1% to $473,677 for the year ended December 31, 2001 from $488,737 for the year ended December 31, 2000.

The following expenses are included in the Operating, selling and general and administrative costs:

Customer services and order processing costs decreased approximately $14,400, or 16.7% to approximately $71,900 for the year ended December 31, 2001 from approximately $86,300 for the year ended December 31, 2000. The decrease is primarily internal and external staff and personnel related reductions of approximately $8,900, as a result of the reduction of the network expansion and network operations. The remainder of the decrease was attributable to rental and telephone expenses of approximately $5,500.

Technical expense, including installation and provisioning, increased approximately $4,600, or 4.4% to approximately $108,500 for the year ended December 31, 2001 from approximately $103,900 for to the year ended December 31, 2000. The increase was primarily for rental and utility expense for material storage and hub sites, which increased approximately $12,900. This expense was offset by a decrease of approximately $7,500 due to engineering and construction headcount and contract labor reductions. The remaining $800 decrease was principally due to lower repair and maintenance costs relating to the network and the fleet.

Advertising costs decreased approximately $28,000, or 79.9% to approximately $7,000 for the year ended December 31, 2001 from $35,000 for the year ended December 31, 2000. The decrease is primarily related to a shift in the Company's advertising philosophy away from mass media branding to a more stratified customer targeted campaign. In addition, some of the decreases were due to the reduction of network expansion resulting in the reduction of the need for advertising in newly entered markets.

Sales and marketing costs decreased approximately $6,000, or 7.6% to approximately $72,800 for the year ended December 31, 2001 from $78,800 for the year ended December 31, 2000. A decrease of approximately $3,000 resulted principally from reductions in staff as a result of the reduction of network expansion and network operations and related commissions and benefits. The remaining decrease is primarily attributable to reductions in recruiting expenses of approximately $1,800.

General and administrative expenses increased approximately $28,800, or 15.6% to approximately $213,400 for the year ended December 31, 2001 from $184,600 for the year ended December 31, 2000. Information technology expenses increased approximately $10,700 to approximately $38,000 for the year ended December 31, 2001 from approximately $27,300 for the year ended December 31, 2000. The Company developed an information technology system, which provides a sophisticated customer care infrastructure as well as other administrative support systems. The expense increases represent primarily staff additions to both support this effort and maintain the systems as well as maintenance contracts costs offset by a reduction in consulting expenses.

As a result of the Company's decision to stop or delay construction in certain markets and the related reduction in head count, recruiting, training, employee relations and outside labor expenses decreased in the year 2001 approximately $12,300. As a result of increased sales, the bad debt expense increased approximately $3,700 in the year 2001 as compared to 2000. Building rent, utilities, and repair and maintenance expenses increased approximately $10,000 for the year ended December 31, 2001 as compared to the same period in 2000.

Franchise costs in the amount of $15,700 were accrued, primarily representing costs related to the Company's decision to stop or delay construction in certain markets. Additional franchise costs of $500 were paid as of December 31, 2001. Costs related to workforce reductions of approximately $7,700 have been expensed and paid in 2001.

Goodwill Write-Down and Special Charges:

Special charges aggregated approximately $471,000. Components of the special charges are as follows: Estimated costs to exit excess facilities were approximately $31,000 of which $7,600 were paid as of December 31, 2001. Charges to write down construction material determined to be excessive relative to currently planned construction activities were $70,000 and are included in the line item Goodwill write-down and special charges as opposed to the line item Costs and expenses. Costs related to property and equipment in abandoned markets aggregated $75,000. Impairments of tangible, identifiable intangible and goodwill assets from prior acquisitions, measured as the amount by which the carrying value exceeded the present value of estimated future cash flows, was $295,000.

Stock Based Compensation:

During the fourth quarter, the Company completed a stock option exchange offer. Under the offer, all options with a strike price below $16.00 were eligible to be exchanged in the ratio of 3 new options for 4 old options. Options with a strike price of $16.00 and above were eligible to be exchanged in the ratio of 1 new option for 2 old options. Approximately 6,150,000 new stock options were issued as a result of the exchange program and approximately 9,750,000 stock options were cancelled. Approximately 1,622,000 new out performance options ("OSOs") were issued as a result of the exchange program and approximately 3,163,000 OSOs were cancelled. The strike price of the new options are $1.95 and the new stock options will vest monthly at a rate of 1/36 each month over a three year period and the term of the new options will be five years. The OSOs will vest monthly at a rate of 1/60 each month over a five year period and the term of the new OSOs will be ten years. Generally accepted accounting principles requires the non-vested exchanged options to be expensed over the vesting period of the new options. Additional non-cash stock based compensation will be recorded in the future as a result of the program. For the year ended December 31, 2001, the Stock Based Compensation was $62,955 compared to $41,237 for the year ended December 31, 2000.

Depreciation and Amortization:

Depreciation and amortization was $321,525 for the year ended December 31, 2001 and $285,648 for the year ended December 31, 2000. The increase of $35,877 was the result of a higher depreciable basis of property, plant, and equipment resulting primarily from expansion of the Company's broadband network and amortization of intangible assets arising primarily from the acquisition of 21st Century in April of 2000. The cost basis of property, plant and equipment in service at December 31, 2001 and 2000 was $2,449,694 and $1,751,845,
respectively. The basis of intangible assets was $164,893, after the write down as discussed above, and $664,596 at December 31, 2001 and 2000, respectively.

Investment Income:

Investment income was $84,487 and $141,736 for the year ended December 31, 2001 and 2000, respectively. The decrease of $57,249, or 40.4%, was a result of the decrease in average cash, temporary cash investments and short-term investments as compared to the same period in 2000. Cash, temporary cash investments and short-term investments were $838,491 at December 31, 2001 and $1,728,392 at December 31, 2000. The decrease in average cash was primarily attributable to capital expenditures, inventory increases and working capital requirements.

Interest Expense:

For the year ended December 31, 2001, interest expense was $196,910 as compared to $223,868 for the year ended December 31, 2000. This decrease was primarily due to the extinguishment of debt resulting in lower cash interest and accretion in discount notes (see Note 13 of the Consolidated Financial Statements) and higher capitalized interest aggregating approximately $17,673.

Other Income and Expense:

For the year ended December 31, 2001, the Company completed the sale of one of its New Jersey properties for approximately $40,000 and the related development rights for $14,000, resulting in a gain of approximately $9,500 and $3,500, respectively. There was no tax effect on the gain.

Write-Down of Equity Investment:

Results for 2000 included a write-down of $24,418 on an equity investment, which represents the Company's full investment in JuniorNet Corporation ("JuniorNet"). During 2001, the Company made secured loans to JuniorNet. Subsequently, the assets of JuniorNet were foreclosed upon by the secured creditor group, including RCN. In the foreclosure, RCN received 100% of the assets of JuniorNet's subsidiary Lancit. Those assets were used to start RCN's wholly-owned subsidiary, RCN Entertainment. The liabilities assumed by RCN Entertainment exceeded the assets, resulting in an expense of $606 thousand, which is in the line item Other income/(expense). RCN Entertainment produces children's/family television programming.

Income Tax:

The Company's effective income tax rate was a benefit of 0.5% and 0.6% for the year ended December 31, 2001 and December 31, 2000, respectively. The tax effect of the Company's cumulative losses has exceeded the tax effect of accelerated deductions, primarily depreciation, which the Company has taken for federal income tax purposes. As a result, generally accepted accounting principles do not permit the recognition of such excess losses in the financial statements. This accounting treatment does not impact cash flows for taxes or the amounts or expiration periods of actual net operating loss carryovers. For additional analysis of the changes in income taxes, see the reconciliation of the effective income tax rate in Note 14 to the consolidated financial statements.

Equity in the Loss of Unconsolidated Entities:

For the year ended December 31, 2001, equity in the loss of unconsolidated entities primarily represents the Company's net share of the income or loss and amortization of excess cost over net assets, included income from Megacable of $1,282 and JuniorNet of $7,171, and losses from Starpower of $25,602 and J2 Interactive of $36. For the year ended December 31, 2000, equity in the loss of unconsolidated entities included income from Megacable of $1,695, and a loss from Starpower of $20,208 and JuniorNet of $15,984.

Minority Interest:

For the year ended December 31, 2001 and 2000 minority interest of $22,088 and $24,516, respectively, primarily represents the interest of NSTAR
Communications, Inc. in the loss of RCN-Becocom.

Extraordinary Item - Prepayment of Debt:

For the year ended December 31, 2001, the Company completed several debt tender offers to purchase certain of its long-term debt. As a result, the Company recognized an extraordinary gain of approximately $484,011 on the debt extinguishment. The Company purchased a total of $745,883 of certain outstanding long-term debt for $231,938 in cash and $5,850 in common stock, plus fees of $14,428 and the write-off of debt issuance costs of $9,656.

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

Sales:

Total sales increased $57,457, or 20.8%, to $333,450 for the year ended December 31, 2000 compared to $275,993 for the year ended December 31, 1999. The increase was the result of higher network connections, which increased 56.7% from 367,971 at December 31, 1999 to 576,738 at December 31, 2000.

Phone sales increased $12,946, or 23.8%, to $67,372 for the year ended December 31, 2000 from $54,426 for the year ended December 31, 1999. Approximately $13,679 of the increase in Phone sales is attributable to higher average connections. Average network Phone connections increased approximately 102.8% to approximately 95,278 for the year ended December 31, 2000 from approximately 46,991 for the year ended December 31, 1999(including connections of the Starpower joint venture average network Phone connections were 98,232 and 47,491, respectively). Average resale Phone connections were approximately 32,681 and 51,710 at December 31, 2000 and 1999, respectively (including connections of the Starpower joint venture average resale Phone connections were approximately 45,307 and 55,710, respectively). The increase in Phone sales due to higher average connections was partially offset by lower average revenue per connection of 1.8%.

Cable TV sales increased $28,226, or 22.5% to $153,511 for the year ended December 31, 2000 from $125,285 for the year ended December 31, 1999. The increase was primarily due to approximately 73,230 additional average Cable TV connections for the year ended December 31, 2000 as compared to the year ended December 31, 1999. Average network Cable TV connections grew 26.7% to 347,059 for the year ended December 31, 2000 from 273,829 for the year ended December 31, 1999 (including connections of the Starpower joint venture average network Cable TV connections were 359,151 and 276,829, respectively). Overall higher service connections contributed approximately $22,196 to the increase in Cable TV sales and higher average revenue per connection of 0.7% principally contributed the remainder.

Internet sales increased $8,768, or 12.9% to $76,518 for the year ended December 31, 2000 from $67,750 for the year ended December 31, 1999. The increase was primarily due to approximately 14,287 additional average Internet connections for the year ended December 31, 2000 as compared to the year ended December 31, 1999. Monthly average revenue per connection increased by 13.3% due to a higher mix of high-speed Internet services in 2000.

For the year ended December 31, 2000, the Company had approximately 287,261 average dial-up Internet connections as compared to 315,665 for the year ended December 31, 1999 (including the connections of the Starpower joint venture average dial-up Internet connections were 505,088 and 515,665, respectively).

Other sales increased $7,518 or 26.3% to $36,050 for the year ended December 31, 2000 from $28,532 for the year ended December 31, 1999. The increase was due primarily to higher reciprocal compensation.

Costs and Expenses, Excluding Stock-Based Compensation, Depreciation and
Amortization:

Direct expenses, comprising of costs of providing services, increased $36,225, or 25.8% to $176,673 for the year ended December 31, 2000 from $140,448 for the year ended December 31, 1999. The increase was principally the result of higher sales, a lower margin on Cable TV sales due to higher franchise fees and programming rates, and a lower margin on Internet sales due to increased costs associated with expansion of our backbone, building redundancy in our backbone and certain technology upgrades.

Operating, selling and general and administrative costs increased $221,225, or 82.7% to $488,737 for the year ended December 31, 2000 from $267,512 for the year ended December 31, 1999.

The following expenses are included in the Operating, selling and general and administrative costs:

Customer services costs, including order processing, increased approximately $46,500, or 116.9%, to approximately $86,300 for the year ended December 31, 2000 from approximately $39,800 for the year ended December 31, 1999. The increase is primarily internal and external personnel related to support the increase in average connections over the comparable period in 1999 and to increase the level of service. The increases were primarily for customer service representatives that facilitated a "warm call" program, which contacts customers within 48 hours after initiating services and a corresponding decline in the number of calls per connection. Personnel additions were also made to support the Company's target of a lower ratio of connections to customer service representatives. The increase is primarily personnel related to support the 11.3% increase in average connections over the comparable period in 1999 and to increase the level of service provided to our customers. The remainder of the increase was attributable to primarily telephone rental and utility expenses of approximately $7,896.

Technical expense, including installation and provisioning, increased approximately $49,600, or 91.1%, to approximately $104,000 for the year ended December 31, 2000 from $54,400 for the year ended December 31, 1999. Technical expense increases of approximately $32,039 were due to engineering and construction headcount and contract labor additions made to plan and execute network expansion and network operations control center monitoring, net of approximately $62,500 increase in costs capitalized as part of the cost basis of the telecommunications network. Rental and utility expense, primarily for material storage and hub sites, increased approximately $5,851. The remainder of the increase was principally due to repair and maintenance costs relating to the network and the fleet of approximately $7,626.

Sales and marketing costs increased approximately $41,800 or 112.4%, to approximately $78,800 for the year ended December 31, 2000 from $37,000 for the year ended December 31, 1999. An increase of approximately $35,672 resulted principally from additional staff and related commissions and benefits, to cover increases in marketable homes, to increase penetration in the Company's existing markets and to increase the number of services per customer. The remaining increase relates to additional sales and promotion expenses of approximately $4,764.

General and administrative expenses increased approximately $83,301 or 82.2%, to approximately $184,600 for the year ended December 31, 2000 from approximately $101,300 for the year ended December 31, 1999. Employee expenses increased approximately $19,586 as a result of increased support staff to support expanded operations. Information technology expenses increased approximately $2,923. The Company was in the process of developing information technology systems that will provide a sophisticated customer care infrastructure as well as other administrative support systems. The expense increases represent primarily staff additions to both support this effort and maintain the systems as well as maintenance contracts costs partially offset by a reduction in consulting expenses.

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

Stock-Based Compensation:

As of January 1, 2000 the Company adopted the recognition provisions of Statement of Financial Accounting Standards No. 123 - "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under SFAS No. 123, the fair value of an option on the date of the grant is amortized over the vesting periods of the options in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28 "Accounting For Stock Appreciation Rights and Other Variable Stock Option or Award Plans". The recognition provisions of SFAS No. 123 are applied prospectively upon adoption. As a result, the recognition provisions are applied to all stock awards granted in the year of adoption and are not applied to awards granted in previous years unless those awards are significantly modified. The adoption of SFAS No. 123 resulted in non-cash charges to operations of $41,237 in 2000. The Company applied Accounting Principles Board ("APB") Opinion No. 25- "Accounting for Stock Issued to Employees" in accounting for its stock options, prior to January 1, 2000(See
Note 12 of the Consolidated Financial Statements).

Depreciation and Amortization:

Depreciation and amortization was $285,648 for the year ended December 31, 2000 and $146,043 for the year ended December 31, 1999. The increase of $139,605 was the result of a higher depreciable basis of property, plant, and equipment resulting primarily from expansion of the Company's broadband network and amortization of intangible assets arising primarily from the acquisition of 21st Century in April of 2000. The cost basis of property, plant and equipment in service at December 31, 2000 and 1999 was $1,751,845 and $812,667, respectively. The basis of intangible assets was $664,596 and $296,875 at December 31, 2000 and 1999, respectively.

Investment Income:

Investment income was $141,736 and $79,500 for the years ended December 31, 2000 and 1999, respectively. The increase of $62,236, or 78.3%, results from higher average cash, temporary cash investments and short-term investments as compared to the same period in 1999 primarily due to the Vulcan Ventures, Inc. investment in 2000. Cash, temporary cash investments and short-term investments were approximately $1,723,000 at December 31, 2000 and approximately $1,793,000 at December 31, 1999. During 2000, a full years' worth of interest income from the proceeds of the following significant financing transactions increased cash, temporary cash investments and short-term investments year over year: (1) the issuance of 1,650,000 shares of a new issue of the Company's Series B Preferred Stock in February 2000, which yielded net proceeds of approximately $1.6 billion, (2) the issuance of 250,000 shares of a new issue of the Company's Series A Preferred Stock in April 1999, which yielded net proceeds of approximately $240,000, (3) the issuance of 9,200,000 shares of the Company's common stock, in May 1999, which yielded net proceeds of approximately $344,000 and (4) $875,000 from new borrowings, partially offset by the repayment of the Company's $100,000 term loan (Note 10). These increases were partially offset by capital expenditures of approximately $1,127,869 and working capital requirements.

Interest Expense:

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

Write-Down of Equity Investment:

Results for 2000 included a write-down of $24,418 on an equity investment, which represents the Company's full investment in JuniorNet Corporation ("JuniorNet"). The Company owned a 47.5 percent interest in JuniorNet.

Income Tax:

The Company's effective income tax rate was a benefit of 0.6% and 1.4% for the year ended December 31, 2000 and December 31, 1999, respectively. The tax effect of the Company's cumulative losses has exceeded the tax effect of accelerated deductions, primarily depreciation, which the Company has taken for federal income tax purposes. As a result, generally accepted accounting principles do not permit the recognition of such excess losses in the financial statements. This accounting treatment does not impact cash flows for taxes or the amounts or expiration periods of actual net operating loss carryovers. For additional analysis of the changes in income taxes, see the reconciliation of the effective income tax rate in Note 14 to the consolidated financial statements.

Equity in the Loss of Unconsolidated Entities:

For the year ended December 31, 2000, equity in the loss of unconsolidated entities primarily represents the Company's share of the income or loss and amortization of excess cost over net assets, included income from Megacable of $1,695, and loss from Starpower of $20,208 and JuniorNet of $15,984. For the year ended December 31, 1999, equity in the loss of unconsolidated entities included losses from Megacable of $1,763, Starpower of $12,200 and JuniorNet of $19,997.

Minority Interest:

For the year ended December 31, 2000 and 1999 minority interest of $24,516 and $28,262, respectively, primarily represents the interest of NSTAR
Communications, Inc. in the loss of RCN-Becocom.


RELATED PARTY TRANSACTIONS

The Company has an existing relationship with Commonwealth Telephone Enterprises, Inc. ("CTE"). Our Chairman and Chief Executive Officer is also the Chairman of CTE. Eight of our Directors also serve on the board of directors of CTE. Prior to September 30, 1997, RCN was a wholly owned subsidiary of CTE (formerly C-TEC Corporation). On September 30, C-TEC distributed the shares of RCN to its shareholders. The Company agreed to provide or cause to be provided certain specified services (management services) to CTE for a transitional period after the distribution. The total fee for 2001, 2000, and 1999 was approximately $1.2 million, $2.0 million, and $5.2 million, respectively. This transaction was not the result of an arm's length negotiations as the Company and CTE have certain common officers and directors. However, the agreement is designed to reflect an arrangement that would have been agreed upon by parties negotiating at arm's length.

The Company had the following material transactions with related parties during the year. All transactions were carried out on an arm's length basis:

Starpower joint venture - Based on the joint venture approved service agreement, we allocate certain identified expenses incurred by the Company to the Starpower joint venture. These expenses include network cost allocations, customer call center costs, and general administrative costs. These identifiable costs totaled approximately $19 million for the year ended December 31, 2001. Based on the Company's interest in the Starpower joint venture, 50% of these costs are recognized by the Company on the `Equity in (loss) of unconsolidated entities' line in the Consolidated Statements of Operations. The cost allocated to Starpower for the year ended December 31, 2000 was approximately $22 million.

In 2001, the Company paid NSTAR Communications approximately $61.9 million, primarily for network construction and separately paid NSTAR approximately $2.5 million for utility service. For the years ended December 31, 2000 and 1999 the total costs paid to NSTAR were approximately $36.7 million and $59.8 million, respectively. Construction costs are capitalized and are recorded as Property, plant, and equipment on the Company's Balance Sheets. A Director of the Company is also the Chairman and Chief Executive Officer of BECO and NSTAR Communications.

In 2001, the Company paid Sordoni Skanska, a subsidiary of Skanska USA, as project manager, approximately $54.2 million to oversee network construction and for related labor costs in several of the Company's markets. The Company reimburses Sordoni Skanska for staff and administrative services, project management fees, and invoices from sub contractors. The Company also paid Barney Skanska approximately $11.3 million for construction services relating to certain of the Company's hub sites. For the years ended December 31, 2000 and 1999 the total costs paid were approximately $52.6 million and $2.5 million, respectively. Construction costs are capitalized and are recorded as Property, plant, and equipment on the Company's Balance Sheets. A Director of the Company is also the President of Skanska USA.

In 2001, the Company paid Level 3 approximately $10.6 million for network construction and approximately $2.8 million for circuit costs. For the years ended December 31, 2000 and 1999 the total costs paid were approximately $4.6 million and $6.0 million, respectively. Level 3 owns 26.16% of the outstanding common stock in RCN as of December 31, 2002. In addition, the Company's Chairman and Chief Executive Officer and Director is also a Director of Level 3.

The Company provided CTE local and long distance services of approximately $7.6 million during 2001. Commonwealth Telephone Company and CTSI, Inc. a subsidiary of CTE, provided the Company with local and long distance services of approximately $702.0 thousand. For the years ended December 31, 2000 and 1999 the total costs paid were approximately $1.1 million and $1.0 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents, and short-term investments decreased to $838 million at December 31, 2001 from $1.7 billion at December 31, 2000. The decrease resulted primarily from $403 million and $533 million used in operating activities and investing activities, respectively, and offset in part by $51 million provided by financing activities.

Net cash of $403 million used in operating activities consisted primarily of $197 million net loss adjusted for non-cash items and $206 million used in working capital and other activities. Net cash used in working capital and other activities resulted in decreases in accounts payable, accrued expenses and payables to related parties of $227 million, offset by a net decrease in accounts receivable and accounts receivable from related parties.

Net cash of $533 million used in investing activities resulted primarily from additions to property, plant and equipment, and construction materials of $514 million, investment and advances in unconsolidated joint ventures of $50 million, an increase to restricted cash of $23 million, offset by the proceeds from the sale of land of $54 million. The increase to property, plant, and equipment was primarily due to the Company's expansion of its network.

Cash provided by financing activities of $51 million consisted primarily of long-term borrowings of $250 million, proceeds from the issuance of common stock of $50 million, offset by the repayment of long-term debt and capital leases of $249 million.

The net estimated future uses of operating cash in 2002 are approximately $375 million, which includes capital expenditures of approximately $200 to $250 million. Based on information available at this time, management of the Company believes that the Company's current liquidity and anticipated future cash flows from operations will be sufficient to fund its business plan through free cash flow breakeven. The Company also currently estimates that its operations will reach free cash flow breakeven without a requirement for additional financing. The timing of free cash flow breakeven will be a function of revenue and cash revenue growth as well as the Company's management of network, selling, general and administrative, and capital expenditures.

The Company's successful debt and equity offerings have given the Company the ability to implement the business plan. However, if additional opportunities should present themselves, the Company may be required to secure additional financing in the future. In addition to raising capital through the debt and equity markets, the Company may sell or dispose of existing businesses or investments to fund portions of the business plan. The Company may not be successful in producing sufficient cash flow, raising sufficient debt or equity capital on terms that it will consider acceptable. In addition, proceeds from dispositions of the Company's assets may not reflect the assets' intrinsic values. Further, expenses may exceed the Company's estimates and the financing needed may be higher than estimated.

The Company currently expects to fund expenditures for capital requirements as well as liquidity needs for operations from a combination of available cash balances, proceeds from revenues and financing arrangements. At December 31, 2001, the Company had approximately $838 million in cash and short-term investments. The Company has historically met its liquidity requirements through cash on hand, amounts available under its Credit Facility and issuances of high-yield debt securities in the capital markets and convertible preferred stock and common stock to strategic investors. The Company expects to supplement its available cash and operating cash flow by continuing to seek to raise capital to increase its network coverage and pay for other capital expenditures, working capital, debt service requirements, anticipated future operating losses and acquisitions. The Company may experience difficulty raising capital in the future, however, as both the equity and debt capital markets have recently experienced periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. The Company's public equity and debt securities are trading at or near all time lows, which together with its substantial leverage, means it may have limited access to certain of its historic sources of capital.

On or about June 3, 1999, the Company and certain of its subsidiaries together, (the "Borrowers") entered into a $1.0 billion Senior Secured Credit Facility (the "Credit Facility") with the JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank) and certain other lenders. The collateralized facilities were comprised of a $250 million seven-year revolving Credit Facility (the "Revolver"), a $250 million seven-year multi-draw term loan facility (the "Term Loan A") and a $500 million eight-year term loan facility (the "Term Loan B"). All three facilities are governed by a single credit agreement dated as of June 3, 1999 (as amended, the "Credit Agreement"). Since such time, the Credit Agreement, including the amounts available under the Credit Facility, has been amended as described below.

The Company has entered into an Amendment to the Credit Agreement dated March 25, 2002 (the "Amendment"). This Amendment amends certain financial covenants and certain other negative covenants to reflect the Company's current business plan and amends certain other terms of the Credit Agreement, including increases to the margins and commitment fee payable thereunder. In connection with the Amendment, the Company has agreed to pay to certain lenders an aggregate fee of approximately $12.9 million, to repay $187.5 million of outstanding term loans under the Credit Facility and to permanently reduce the amount available under the revolving loan from $250 million to $187.5 million. The Company has also agreed that it may not draw down additional amounts under the revolving loan until the later of the date on which the Company delivers to the lenders financial statements for the period ending March 31, 2004 and the date on which the Company delivers to the lenders a certificate with calculations demonstrating that the Company's EBITDA was at least $60 million in the aggregate for the two most recent consecutive fiscal quarters. Together, these provisions place substantial limitations on the Company's ability to borrow money under the Revolver, and there can be no assurance that the Company will be able to satisfy these conditions or be able to draw under the Revolver. In connection with the Amendment, each of the lenders party thereto also agreed to waive any default or event of default under the Credit Agreement that may have occurred prior to the date of the Amendment. The Company also entered into three previous amendments to the credit agreement, as described below.


At December 31, 2001 there were no outstanding loans under the Revolver. In addition to being used to fund working capital needs, general corporate purposes and to finance telecommunications assets, the Revolver can also be utilized for letters of credit up to a maximum of $15 million. At December 31, 2001, there were $15 million in letters of credit outstanding under the Revolver. At December 31, 2001 the Company also had letters of credit outside the Revolver of approximately $23.7 million, which were collateralized by cash. As of December 31, 2001, $500 million of the Term Loan B and $250 million of the Term Loan A were outstanding.

The Credit Agreement contains conditions precedent to borrowing, events of default (including change of control) and covenants customary for facilities of this nature. The Credit Facility is secured by substantially all of the assets of the Company and its subsidiaries.

The Company can make no assurances that it would have been able to satisfy and comply with the covenants under the Credit Agreement if it had not negotiated and entered into the Amendment, which could have resulted in an event of default under the Credit Agreement. The Company's ability to maintain its liquidity and maintain compliance with its amended covenants under the Credit Agreement is dependent upon its ability to successfully execute its current business plan. The Company can make no assurances, however, that its business will generate sufficient cash flow from operations or that existing available cash or future borrowings will be available to it under the Credit Facility in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs.


If the Company were adversely impacted by unforeseen business conditions, it may be required to seek additional modifications to the Credit Agreement in order to satisfy or comply with the financial and negative covenants of the Credit Agreement, as amended by the Amendment. In addition to the potential uncertainty of the Company's ability to obtain additional modifications, if necessary, the Company may incur additional costs in the form of fees or interest expense for any such modifications. In the event that the Company fails to satisfy or comply with any of the financial or negative covenants of the amended Credit Agreement and is unable to obtain additional modifications or a waiver with respect thereto, the lenders under the Credit Facility would be entitled to declare the outstanding borrowings under the Credit Facility immediately due and payable and exercise all or any of their other rights and remedies. In addition, any such acceleration of amounts due under the Credit Facility would, due to cross default provisions in the indentures governing the Company's Senior Notes, entitle holders of Senior Notes to declare the Senior Notes and any accrued and unpaid interest thereon immediately due and payable. Any such acceleration or other exercise of rights and remedies by lenders under the Credit Facility and/or holders of Senior Notes would likely have a material adverse effect on the Company. The Company does not have sufficient cash resources to repay its outstanding indebtedness if it is declared immediately due and payable.

The Company entered into an amendment to the Credit Agreement dated December 3, 1999 which, among other things, amended certain financial covenants.

The Company entered into an amendment to the Credit Agreement dated June 28, 2000, which among other things, amended certain financial covenants and gave the Company the ability to request from the JPMorgan Chase Bank up to $500 million of incremental term loans. To the extent that JPMorgan Chase is unable to arrange commitments to the Company for the amount requested, then the Company has the right to arrange the shortfall in incremental loans from other banks or financial institutions.

The Company also entered into an amendment to the Credit Agreement dated May 31, 2001. This amendment permits the Company to make purchases of indebtedness of the Company solely with equity proceeds of, or solely in exchange for, Common Stock of the Company or Non-Cash Pay Preferred stock (as defined therein) of the Company provided that, among other things, the amount of such purchases made with equity proceeds does not exceed $300 million in the aggregate.

During the quarter ended June 30, 2001, the Company completed a private placement of $50 million of approximately 7.66 million shares of common stock and warrants to purchase approximately 3.83 million shares of common stock with Red Basin, LLC. Red Basin is an entity formed by Walter Scott, Jr., a Director of the Company, together with certain family members and trusts. The Company used the proceeds to complete a tender offer for certain of its Senior Notes in July 2001. The Company recognized an extraordinary gain of approximately $75.5 million on the debt extinguished in the third quarter of 2001.

During the year 2001, the Company completed the sale of one of its New Jersey real properties for approximately $40.0 million resulting in a gain of approximately $9.5 million. In connection with the sale of the land, the Company entered into a 99-year ground lease on the property, which gave the Company the right to develop office space. In December 2001, the Company sold the development rights for approximately $14.0 million resulting in a gain of approximately $3.5 million.

During the fourth quarter ended December 31, 2001, the Company completed a second tender offer to purchase certain of its Senior Notes. The Company recognized an extraordinary gain of approximately $408.5 million on the debt extinguished during the fourth quarter. Reflected in the gain is the exchange of 1,988,966 shares of common stock for $15 million aggregate face value of certain bonds.

Approximately $816 million in face value of debt was eliminated in 2001, with an annual interest expense of over $80 million. The book value was approximately $746 million. The cash used to extinguish this debt was approximately $232 million. The Company also saved approximately $20 million in interest payments in 2002 related to the debt buy back.

In January 2002, the Company exchanged an additional $24.0 million in face value of certain bonds in exchange for 2,589,237 shares of common stock. We expect to recognize a gain of approximately $11.2 million, after debt issuance costs, in the first quarter of 2002.

The Company is aware that the various issuances of Senior Notes and Senior Discount Notes continue to trade at discounts to their respective face or accreted amounts. In order to continue to reduce future cash interest payments, as well as future amounts due at maturity, the Company may from time to time acquire certain of these outstanding debt securities for cash or in exchange for shares of RCN common stock pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended, in open market or privately negotiated transactions. We will evaluate any such transactions in light of then existing market conditions. The amounts involved in any such transactions, individually or in the aggregate, may be material.

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
June 2001       Equity Offering    Common        $    50,000       7,661,074


The Company has indebtedness that is substantial in relation to its shareholders' equity and cash flow. At December 31, 2001 the Company had an aggregate of approximately $1,894,366 of indebtedness outstanding. The Company also has cash, temporary cash investments and short-term investments aggregating approximately $838,491. The pro-forma Balance Sheet for the reduction of the $187.5 million Credit Facility at December 31, 2001 reduces cash and short-term investments from $838.5 million to $651.0 million. The Company had the following contractual obligations at December 31, 2001:

                                               Payments Due by Period (in thousands)

        Contractual             Total        Less than 1         1-3             4-5           After 5
        Obligations                              Year           years           Years           Years
 -------------------------- --------------- --------------- --------------- --------------- ---------------
 Senior Notes                    1,125,800               -               -               -       1,125,800
 Term Loans                        750,000          20,750         108,100         379,100         242,050
 Operating leases                  362,213          35,282          65,834          58,490         202,607
 Capital leases                     20,373           1,782           3,936           1,843          12,812

At December 31, 2001, the Company had the following other commercial commitments:

                                Amount of Commitment Expiration Per Period (in thousands)
      Other                      Total
    Commercial                  Amount        Less than 1         1-3             4-5           After 5
   Commitments                 Committed          Year           years           Years           Years
 -------------------------- --------------- --------------- --------------- --------------- ---------------
 Letters of credit -
 Collateralized by
 Revolver                           15,000          15,000               -               -               -
 Letters of credit -
 Collateralized by
 Restricted cash                    23,676          18,578           3,698           1,400               -

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

The Company has two tranches of redeemable preferred stock, Series A and Series
B. At December 31, 2001 the Company had paid cumulative dividends in the amount of $52,217 in the form of additional Series A Preferred Stock. At December 31, 2001 the number of common shares that would be issued upon conversion of the Series A Preferred Stock was 7,749,156. At December 31, 2001 the Company had paid cumulative dividends in the amount of $224,645 in the form of additional shares of Series B Preferred Stock. At December 31, 2001 the number of common shares that would be issued upon conversion of the Series B Preferred Stock was 30,236,212.

The Company has an investment portfolio. The objective of the Company's "other than trading portfolio" is to invest in high-quality securities, to preserve principal, meet liquidity needs, and deliver a suitable return in relationship to these guidelines.


CAPITAL EXPENDITURES

The Company's capital expenditures for 2002 is primarily to increase the number of homes passed, increase the number of connections in our current markets, and complete the development of our information technology systems.

We have undertaken major initiatives in our Information Technology ("IT") and Customer Care Departments. Our IT department devoted significant resources in 2001 toward the implementation of a new operational support system that will allow us to more efficiently and effectively provision and administrate the delivery of our bundled services. The new operational support system was designed to help us provide superior customer service and simplified billing choices. We believe that these and other initiatives will have a positive impact in achieving our revenue goals.

We made capital expenditures of $514 million in 2001 and $1.3 billion in 2000. The majority of these capital expenditures related to the growth in new markets prior to the change in expansion plans and the upgrade to our cable network. We anticipate capital expenditures in 2002 to be approximately $200 to $250 million.


NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities". This Statement establishes accounting and reporting standard requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS No. 133, as amended by Statement of Financial Accounting Standards Nos. 137 and 138, requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 was adopted by the Company beginning January 1, 2001. As the Company has limited derivative financial instruments, the adoption and continuing impact of SFAS No. 133 did not have a significant impact on reported earnings and/or other comprehensive income.

In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". This pronouncement supersedes Accounting Principle Board Opinion ("APB") No. 16, "Business Combinations", and SFAS No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations initiated after June 30, 2001 will be accounted for in accordance with SFAS No. 141.

In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This pronouncement changes the accounting for goodwill and intangible assets with indefinite lives from an amortized method to an impairment approach. The Company has approximately $45 million of unamortized goodwill and approximately $3 million of unamortized identifiable intangible assets at December 31, 2001. The Company incurred approximately $71 million of amortization expense in the year ended December 31, 2001. The Company will adopt the provisions of SFAS No. 142 in its first quarter ended March 31, 2002. The Company expects that it will no longer record amortization relating to its existing goodwill and embedded goodwill.

SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the second quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter 2002. The company has not yet determined what effect these impairment tests will have on the Company's earning and financial position.

In August 2001, FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets"("SFAS No. 143"). SFAS No. 143 requires retirement obligations to be recognized when they are incurred and displayed as liabilities, with a corresponding amount capitalized as part of the related long-lived asset. The capitalized element is required to be expensed using a systematic and rational method over its useful-life. SFAS 143 will be adopted by the Company commencing January 1, 2003 and is not expected to have a significant impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of, and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. We will adopt SFAS No. 144 beginning January 1, 2002. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial condition or the results of our operations.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

You should carefully review the information contained in the Annual Report, but should particularly consider any risk factors that we set forth in this Annual Report and other reports or documents that we file from time to time with the SEC. Some of the statements made by us in this Form 10-K discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The "forward-looking" information is based on various factors and was derived using numerous assumptions. In some cases, these so-called forward-looking statements can be identified by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. These statements only reflect our predictions. Actual events or results may differ substantially. Important factors that could cause actual results to be materially different from anticipated results and expectations expressed in any forward-looking statements made by or on behalf of us include, but are not limited to, the Company's failure to:

         Achieve and sustain profitability based on the implementation of its advanced broadband network; Obtain adequate financing; Overcome significant operating losses; Produce sufficient cash flow to fund our business and our anticipated growth; Attract and retain qualified management and other personnel; Develop and implement effective business support systems for provisioning orders and billing customers; Obtain regulatory approvals; Meet the requirements contained in our franchise agreements and debt agreements; Achieve adequate customer penetration of our services to offset the fixed costs; Develop and successfully implement appropriate strategic alliances or relationships; Obtain equipment, materials, inventory at competitive prices; Obtain video programming at competitive rates; Complete acquisitions or divestitures; Efficiently and effectively manage changes in technology, regulatory or other developments in the industry, changes in the competitive climate in which we operate, and relationships with franchising authorities.

These risks should be read in conjunction with those set forth herein under "Risk Factors" on pages 24 to 30 and with the summary under the caption "Risk Factors" in the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 2, 2000. Statements in this Form 10-K should be evaluated in light of these important factors.


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

                                     RCN CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                         (THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                    For the Years Ended December 31,

                                                                    2001          2000          1999
                                                                ----------------------------------------

Sales                                                           $   455,971   $   333,450   $   275,993
Costs and expenses, excluding non-cash stock-based
compensation, depreciation and amortization:
   Direct expenses                                                  205,132       176,673       140,448
   Operating and selling, general & administrative                  473,677       488,736       267,512
Non-cash stock-based compensation                                    62,955        41,237             -
Goodwill write-down and special charges                             470,880             -             -
Depreciation and amortization                                       321,525       285,648       146,043
                                                               ------------  ------------  ------------
Operating loss                                                   (1,078,198)     (658,844)     (278,010)
Investment income                                                    84,487       141,736        79,500
Interest expense                                                   (196,910)     (223,868)     (158,139)
Gain on sale of subsidiary                                                -             -         8,930
Write-down of equity investment                                           -       (24,418)            -
Other income (expense), net                                          13,236         1,883        (6,281)
                                                                ------------  ------------  ------------
Loss before income taxes                                         (1,177,385)     (763,511)     (354,000)
Benefit from income taxes                                            (3,682)       (4,778)       (5,094)
                                                                ------------  ------------  ------------
Loss before equity in unconsolidated
  entities and minority interest                                 (1,173,703)     (758,733)     (348,906)
Equity in loss of unconsolidated entities                           (17,185)      (34,497)      (33,960)
Minority interest in loss of consolidated entities                   22,088        24,516        28,262
                                                                ------------  ------------  ------------
Loss before extraordinary item                                   (1,168,800)     (768,714)     (354,604)
Extraordinary item, net of tax of $0 in 2001
  and 1999                                                          484,011             -          (424)
                                                                ------------  ------------  ------------
Net loss                                                           (684,789)     (768,714)     (355,028)
Preferred dividend and accretion requirements                       151,663       122,752        13,542
                                                                ------------  ------------  ------------
Net loss to common shareholders                                 $  (836,452)  $  (891,466)  $  (368,570)
                                                                ============  ============  ============

Basic and diluted loss per average common share:
Net loss before extraordinary item                              $    (14.03)  $    (10.59)  $     (5.11)
Extraordinary item                                              $      5.14   $         -   $     (0.01)
Net loss to common shareholders                                 $     (8.89)  $    (10.59)  $     (5.12)
Weighted average shares outstanding                              94,117,391    84,200,329    71,966,301

See accompanying notes to Consolidated Financial Statements.

                                   RCN CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                         (THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                            December 31,
                                                                         2001          2000
                                                                     --------------------------

ASSETS
Current assets
  Cash and temporary cash investments                                $   476,220   $   356,377
  Short-term investments                                                 362,271     1,372,015
  Accounts receivable from related parties                                16,765        37,874
  Accounts receivable, net of reserve for doubtful accounts
    of $17,392 and $4,123, respectively                                   51,766        50,681
  Unbilled revenues                                                        2,090         2,197
  Interest receivable and dividends                                        4,558        13,365
  Prepayments and other                                                   18,828        21,822
  Restricted short-term investments                                       23,676             -
                                                                     ------------  ------------
Total current assets                                                     956,174     1,854,331
                                                                     ------------  ------------
Property, plant and equipment, net of accumulated depreciation
 of $643,754 and $420,659, respectively                                2,320,198     2,255,959
Investments in non-consolidated entities                                 229,294       204,946
Intangible assets, net of accumulated amortization of
  $116,484 and $274,924, respectively                                     48,410       389,672
Deferred charges and other assets                                         49,055        70,644
                                                                     ------------  ------------
Total assets                                                         $ 3,603,131   $ 4,775,552
                                                                     ============  ============

LIABILITIES REDEEMABLE PREFERRED AND SHAREHOLDERS' DEFICIT
Current liabilities
  Current maturities of capital lease obligations                     $   1,782    $       355
  Current maturities of long-term debt                                   20,750              -
  Accounts payable                                                       34,718        198,562
  Accounts payable to related parties                                    20,693         89,800
  Advance billings and customer deposits                                 25,781         24,638
  Accrued expenses                                                      106,047        115,855
  Accrued interest                                                       17,811         29,837
  Accrued cost of sales                                                  57,544         43,298
  Accrued exit costs                                                     39,271              -
  Accrued employee compensation and related expenses                     32,747         28,544
  Deferred income taxes                                                     286              -
                                                                     ------------  ------------
Total current liabilities                                               357,430        530,889
                                                                     ------------  ------------
Long-term debt                                                        1,873,616      2,257,357
Other deferred credits                                                   10,653         25,983
Minority interest                                                        51,298         75,232
Commitments and contingencies
Preferred stock, Series A, convertible, par value $1
  per share, 708,000 shares authorized, and 302,217
  and 281,954 shares issued and outstanding, respectively               293,951        273,017
Preferred stock, Series B, convertible, par value $1
  per share, 2,681,931 shares authorized, and 1,874,645
  and 1,748,965 issued and outstanding, respectively                  1,848,325      1,717,596

Common shareholders' deficit:
Common stock, par value $1 per share, 300,000,000 shares
  authorized, 99,841,256 and 87,104,229 shares issued,
  respectively                                                           99,841         87,104
Additional paid-in capital                                            1,416,529      1,325,018
Cumulative translation adjustments                                       (8,208)        (6,695)
Unearned compensation expense                                           (15,898)       (25,889)
Unrealized appreciation on investments                                    2,949          8,125
Treasury stock, 513,615 and 564,629 shares at cost,
  respectively                                                           (8,309)        (9,591)
Accumulated deficit                                                  (2,319,046)    (1,482,594)
                                                                    ------------   ------------
Total common shareholders' deficit                                     (832,142)      (104,522)
                                                                    ------------   ------------
Total liabilities, redeemable preferred stock and
  common shareholders' deficit                                      $ 3,603,131    $  4,775,552
                                                                    ============   ============
See accompanying notes to Consolidated Financial Statements.

                                 RCN CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (THOUSANDS OF DOLLARS)


                                                                          For the Years Ended December 31,
                                                                         2001           2000           1999
                                                                     ------------------------------------------

Cash flows from operating activities
  Net loss                                                           $  (684,789)   $  (768,714)   $  (355,028)
  Accretion of discounted debt                                           112,500        112,997        101,901
  Amortization of financing costs                                          8,266          8,713          5,534
  Non-cash stock based compensation expense                               62,955         41,237              -
  Gain on sale of investment                                                   -              -         (8,621)
  Gain on sale of land                                                   (12,912)             -              -
  Loss on assumption of subsidiary                                          (606)             -              -
  Extraordinary item                                                    (484,011)             -            424
  Depreciation and amortization                                          321,525        285,648        146,043
  Deferred income taxes, net                                                (338)          (782)        (9,270)
  Provision for losses on accounts receivable                             14,612         10,908          7,691
  Equity in loss of unconsolidated entities                               17,185         34,497         33,960
Goodwill write-down and special charges                                  470,880              -              -
Minority interest                                                        (22,088)       (24,516)       (28,262)
  Write down of equity investment                                              -         24,418              -
  Net change in certain assets and liabilities,
   net of business acquisitions:
    Accounts receivable and unbilled revenues                             (6,783)        (29,615)      (22,353)
    Accounts payable                                                    (162,720)         78,342        59,950
    Accrued expenses                                                       4,933         109,670        25,943
    Accounts receivable from related parties                              21,109         (29,859)       (1,096)
    Accounts payable to related parties                                  (69,107)         53,991         2,179
    Unearned revenue, advanced billing and customer deposits               1,143           8,032        (2,659)
Other                                                                      5,470         (23,791)      (15,592)
                                                                     ------------   ------------   ------------
Net cash used in operating activities                                   (402,776)       (108,824)      (59,256)
                                                                     ------------   ------------   ------------
Cash flows from investing activities:
  Additions to property, plant and equipment                            (502,365)     (1,127,869)     (526,240)
  Additions to construction material                                     (11,274)       (152,598)      (17,124)
  Short-term investments, net                                          1,004,568          49,784      (512,995)
  Investment and advance to unconsolidated entity                              -         (12,000)            -
  Acquisitions                                                                 -        (316,074)      (53,322)
  Investment in unconsolidated joint venture                             (50,500)        (64,647)      (25,439)
  Purchase of preferred stock                                                  -            (750)       (1,500)
  Proceeds from sale of investment                                             -               -        23,711
  Proceeds from sale of land                                              54,294               -             -
  Increase in restricted cash                                            (23,676)              -             -
  Other                                                                      283             225          (108)
                                                                      ------------   ------------   ------------
Net cash provided by (used in) investing activities                      471,330      (1,623,929)    (1,113,017)
                                                                      ------------   ------------   ------------
Cash flows from financing activities
  Repayment of long term debt                                           (246,366)        (3,435)      (101,622)
  Repayment of capital leases                                             (2,482)          (988)             -
  Long-term borrowings                                                   250,000              -        875,000
  Purchase of treasury stock                                                   -           (200)           (90)
  Proceeds from the issuance of stock                                     50,000      1,614,423        584,239
  Payments made for debt financing costs                                       -         (2,823)       (39,484)
  Contribution from minority interest partner                                  -         61,005         91,140
  Contribution to minority interest partner                                    -              -           (122)
  Proceeds from the exercise of stock options                                137          6,625         12,422
  Extraordinary item - debt prepayment penalty                                 -              -           (424)
  Decrease related to investments
    restricted for debt service                                                -         23,111         22,500
                                                                      ------------   ------------   ------------
Net cash provided by financing activities                                 51,289      1,697,718      1,443,559
                                                                      ------------   ------------   ------------
Net increase in cash and temporary cash investments                      119,843        (35,035)       271,286
Cash and temporary cash investments at beginning of year                 356,377        391,412        120,126
                                                                     ------------   ------------   ------------
Cash and temporary cash investments at end of year                   $   476,220    $   356,377    $   391,412
                                                                     ============   ============   ============
Supplemental disclosures of cash flow information
Cash paid during the periods for:
   Interest (net of $32,765, $15,092, and $6,763 capitalized
    in 2001, 2000 and 1999, respectively)                            $    88,169    $    87,543    $    42,880
                                                                     ============   ============   ============

  Income taxes                                                       $         -    $       228    $     1,897
                                                                     ============   ============   ============


See accompanying notes to Consolidated Financial Statements

                        RCN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (THOUSANDS OF DOLLARS)

Supplemental Schedule of Non-Cash Investing and Financing Activities:

During the year 2001, the Company issued 1,988,966 shares of common stock with a total value of $5,850 to retire long-term debt with a face value of $15,000.

RCN Entertainment. In 2001, the Company assumed assets and liabilities that related to the foreclosure of its investment in JuniorNet. The Company assumed $606 more in liabilities than assets.

During the year 2001, the Company issued 51,014 shares of treasury stock with a total value of $1,282 to the RCN 401k savings plan related to late deposits.

Based on certain future contingencies in the original purchase agreement of 21st Century, the Company issued additional stock in the amount of $7,229 during the year ended December 31, 2001.

Assumptions of Capital leases. Obligations of capital leases in 2001 were $18,601.

In April 2000, the Company completed the acquisition of 21st Century Telecom Group, Inc. The transaction was accounted for as a purchase.

A summary of the transaction is as follows:

      Fair value of assets acquired                                $   556,361
      Less:
      Fair value of the Company's stock issued                         208,510
      Fair value of stock options exchanged                              2,489
      Liabilities assumed                                               35,755
      Cash acquired                                                     15,065
                                                                   -----------
      Net cash paid                                                $   294,542
                                                                   ===========

In February 2000, NSTAR Securities exchanged a portion of its ownership interest in RCN-Becocom for 2,989,654 shares of the Company's Common Stock, with a fair value of approximately $127,150.

Preferred stock dividends in the form of additional shares of redeemable preferred stock aggregated $145,941, $117,867 and $13,053 in 2001, 2000 and
1999, respectively.

Non-cash accretion of preferred stock was $5,722, $4,885 and $489 in 2001, 2000 and 1999, respectively.

In August 1999, the Company completed the acquisition of Direct Network Access, Ltd. The transaction was accounted for as a purchase.

A summary of the transaction is as follows:

      Fair value of assets acquired                                $    11,416
      Less:
      Fair value of the Company's stock issued                           6,844
      Liabilities assumed                                                1,107
                                                                   -----------
      Net cash paid                                                $     3,465
                                                                   ===========

In July 1999, the Company completed the acquisition of Brainstorm Networks, Inc. The transaction was accounted for as a purchase.

A summary of the transaction is as follows:

      Fair value of assets acquired                                $    15,785
      Less:
      Fair value of the Company's stock issued                          11,619
      Liabilities assumed                                                1,850
                                                                   -----------
      Net cash paid                                                $     2,316
                                                                   ===========

In April 1999, the Company acquired a 47.5% stake in JuniorNet. The Company purchased the ownership stake for approximately $47,000. During the fourth quarter 2001, the assets of JuniorNet were foreclosed upon. As a result of the foreclosure, the Company obtained the assets of one of its subsidiaries and used them to start the wholly-owned subsidiary, RCN Entertainment.

In February 1999, NSTAR Securities exchanged a portion of its ownership interest in RCN-Becocom for 1,107,539 shares of the Company's Common Stock, with a fair value of approximately $19,520.

                       RCN CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY/(DEFICIT)
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
           (THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                Additional
                                                   Common          Paid        Accumulated
                                                    Stock       in Capital       Deficit
                                                 -----------   ------------   -------------

Balance, December 31, 1998                       $   65,477    $   539,770    $   (222,558)
  Net loss to common shareholders                                                 (368,570)
  Common stock offering                               9,200        335,142
  Stock plan transactions                             1,466         10,956
  Conversion of joint venture ownership interest      1,108         18,413
  Common stock and stock options issued
    in connection with acquisitions                     467         18,852
  Purchase of treasury stock
  Unrealized depreciation on investments
  Cumulative translation adjustment
  Other                                                   6            207
                                                 -----------   ------------   -------------
Balance, December 31, 1999                       $   77,724    $   923,340    $   (591,128)
  Net loss to common shareholders                                                 (891,466)
  Stock plan transactions                             1,141         71,769
  Recognition of unearned compensation
  Conversion of joint venture ownership interest      2,990        124,159
  Common stock and stock options issued
   in connection with acquisitions                    5,249        205,750
  Purchase of treasury stock
  Unrealized appreciation on investments
  Cumulative translation adjustment
                                                 -----------   ------------   -------------
Balance, December 31, 2000                       $   87,104    $ 1,325,018    $ (1,482,594)
  Net loss to common shareholders                                                 (836,452)
  Stock plan transactions                             2,343         49,730
  Common stock offering                               7,661         42,339
  Stock issued to retire long-term debt               1,989          3,861
  Recognition of unearned compensation
  Common stock in connection with acquisitions          744         (3,649)
  Treasury stock issuance                                             (770)
  Unrealized depreciation on investments
  Cumulative translation adjustment
                                                 -----------   ------------   -------------
Balance, December 31, 2001                       $   99,841    $ 1,416,529    $ (2,319,046)
                                                 ===========   ============   =============

See accompanying notes to Consolidated Financial Statements

                       RCN CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY/(DEFICIT)
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
           (THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                          Unrealized
                                                               Unearned     Cumulative   Appreciation/    Total Common
                                                  Treasury   Compensation   Translation  Depreciation     Shareholders'
                                                   Stock        Expense     Adjustment   on Investments Equity(Deficit)
                                                ----------  ------------  ------------  --------------  ---------------

Balance, December 31, 1998                       $  (9,301)  $         -   $    (3,055)  $       1,113   $     371,446
  Net loss to common shareholders                                                                             (368,570)
  Common stock offering                                                                                        344,342
  Stock plan transactions                                                                                       12,422
  Conversion of joint venture ownership interest                                                                19,521
  Common stock and stock options issued in connection
    with acquisitions                                                                                           19,319
  Purchase of treasury stock                          (90)                                                         (90)
  Unrealized depreciation on investments                                                       (7,341)          (7,341)
  Cumulative translation adjustment                                             1,041                            1,041
  Other                                                                                                            213
                                                ----------  ------------  ------------  --------------  ---------------
Balance, December 31, 1999                      $  (9,391)  $         -   $    (2,014)  $      (6,228)  $      392,303
  Net loss to common shareholders                                                                             (891,466)
  Stock plan transactions                                       (37,941)                                        34,969
  Recognition of unearned compensation                           12,052                                         12,052
  Conversion of joint venture ownership interest                                                               127,149
  Common stock and stock options issued in connection
    with acquisitions                                                                                          210,999
  Purchase of treasury stock                         (200)                                                        (200)
  Unrealized appreciation on investments                                                       14,353           14,353
  Cumulative translation adjustment                                            (4,681)                          (4,681)
                                                ----------  ------------  ------------  --------------  ---------------
Balance, December 31, 2000                      $  (9,591)  $   (25,889)  $    (6,695)  $       8,125   $     (104,522)
  Net loss to common shareholders                                                                             (836,452)
  Stock plan transactions                                        (9,559)                                        42,514
  Common stock offering                                                                                         50,000
  Stock issued to retire long-term debt                                                                          5,850
  Recognition of unearned compensation                           19,550                                         19,550
  Common stock issued in connection
     with acquisitions                                                                                          (2,905)
  Treasury stock issuance                           1,282                                                          512
  Unrealized depreciation on investments                                                       (5,176)          (5,176)
  Cumulative translation adjustment                                            (1,513)                          (1,513)
                                                ----------  ------------  ------------  --------------  ---------------
Balance, December 31, 2001                      $  (8,309)  $   (15,898)  $    (8,208)  $       2,949   $     (832,142)
                                                ==========  ============  ============  ==============  ===============

See accompanying notes to Consolidated Financial Statements

                       RCN CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY/(DEFICIT)
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
           (THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)


                                                      Common            Treasury           Shares
                                                   Shares Issued         Stock           Outstanding
                                                   -------------      ------------      -------------

Balance, December 31, 1998                           65,477,493          (557,000)        64,920,493
  Preferred stock offering
  Preferred stock dividend
  Common stock offering                               9,200,000                            9,200,000
  Stock plan transactions                             1,518,897                            1,518,897
  Conversion of joint venture ownership interest      1,107,539                            1,107,539
  Common stock issued in connection with
    acquisitions                                        420,141                              420,141
  Purchase of treasury stock                                               (5,000)            (5,000)
                                                   -------------      ------------      -------------
Balance, December 31, 1999                           77,724,070          (562,000)        77,162,070

  Preferred stock offering
  Preferred stock dividend
  Common stock offering
  Stock plan transactions                             1,141,405                            1,141,405
  Conversion of joint venture ownership interest      2,989,654                            2,989,654
  Common stock issued in connection with
    acquisitions                                      5,249,100                            5,249,100
  Purchase of treasury stock                                               (2,629)            (2,629)
                                                   -------------      ------------      -------------
Balance, December 31, 2000                           87,104,229          (564,629)        86,539,600

  Preferred stock offering
  Preferred stock dividend
  Common stock offering                               7,661,000                            7,661,000
  Stock issued to retire long-term debt               1,988,966                            1,988,966
  Stock plan transactions                             2,343,215                            2,343,215
  Conversion of joint venture ownership interest
  Common stock issued in connection with
    acquisitions                                        743,846                              743,846
  Treasury stock issuance                                                  51,014             51,014
                                                   -------------      ------------      -------------
Balance, December 31, 2001                           99,841,256          (513,615)        99,327,641
                                                   =============      ============      =============

See accompanying notes to Consolidated Financial Statements

                               RCN CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)


1. BACKGROUND AND BASIS OF PRESENTATION

The Company's primary business is delivering bundled communications services to residential customers over the Company's broadband network, predominantly owned by the Company, to 7 of the 10 most densely populated areas of the country. We are currently operating in Boston, including 18 surrounding communities, New York City, Philadelphia suburbs, Washington D.C. and certain suburbs through our Starpower joint venture, Chicago, San Francisco, and certain suburbs and certain communities in Los Angeles. We also serve the Lehigh Valley in Pennsylvania, and we are the incumbent franchised cable operator in many communities in central New Jersey. We believe we are the first company in many of our markets to offer one-stop shopping for Phone, Cable TV and High-Speed cable modem Internet services to residential customers.

ResiLink(SM) is the brand name of our various bundled service alternatives that enables residential customers to enjoy various, pre-packaged bundles which may include Phone, Cable TV and High-Speed Internet for a flat monthly price. The bundles are designed to appeal to consumers seeking simplification and value. In addition to ResiLink, we sell Phone, Cable TV, High-Speed cable modem and dial-up Internet to residential customers on an a-la-carte basis, and we provide communication services to commercial customers. We are also working to leverage the excess capacity of our broadband network to allow us to expand our offering of new services.

Our services are typically delivered over our own high-speed, high-capacity, fiber-optic broadband network. The broadband network is a fiber-optic platform that typically employs diverse backbone architecture and localized fiber-optic nodes. This architecture allows us to bring our state-of-the-art fiber-optics within approximately 900 feet of our customers, with fewer electronics and lower maintenance costs than existing competitors' local networks. We have generally designed our broadband network, in certain markets, to have sufficient capacity so that we believe we have the capability of adding new communications services more efficiently and effectively than the incumbents or other competitors.

The accompanying consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of all wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The RCN-Becocom joint venture which the Company controls and has an 82.17% interest is consolidated. The Starpower joint venture and the investment in Megacable are accounted for by the equity method.

Certain items related to 2000 and 1999 have been reclassified to conform with the 2001 reporting format.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates -
------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. When sources of information regarding the carrying values of assets and liabilities, and reported amounts of revenue and expenses are not readily apparent, the Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable for making judgements. The Company evaluates all of its estimates on an on-going basis. Actual results could differ from those estimates.

Risks and Uncertainties -
-------------------------

Our future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary materially from historical results include, but are not limited to, dependence upon acceptance of broadband technology as the platform of choice, difficulties that may be encountered in competing in the highly competitive telecommunications industry, dependence on our strategic relationships and joint ventures, our limitations of our business flexibility due to our substantial indebtedness, the competitive market from the incumbent providers which are already established and have historically dominated their markets, and our ability to utilize our existing cash resources until the attainment of free cash flow breakeven.

Cash and Temporary Cash Investments -
-------------------------------------

The Company considers all highly liquid investments with original maturities of three months or less to be temporary cash investments. The temporary cash investments are carried at cost, which approximates market value. The Company maintains cash balances at financial institutions, which at times exceed the $100,000 FDIC limit.

Short-Term Investments and Investments Restricted for Debt Service -
--------------------------------------------------------------------

The Company records its investments in fixed maturities and equity securities which are classified as available for sale at fair value and reports the change in the unrealized appreciation and depreciation as a separate component of shareholders' equity. The amortized cost of fixed maturity investments classified as available for sale is adjusted for amortization of premiums and accretion of discounts. That amortization or accretion is included in net investment income.

Short-term investments consist of commercial paper, U.S. Treasury Notes, asset-backed securities, corporate debt securities, certificates of deposit and federal agency notes. The short-term investments are carried at market value.

Property, Plant and Equipment and Depreciation -
------------------------------------------------

Property, plant and equipment is recorded at cost of acquisition or construction, including all direct and certain indirect costs. These costs include related payroll, employee benefits, and interest from borrowed funds used in the development and construction of the network. Expenditures for repairs and maintenance are charged to expense as incurred, while equipment replacement and betterments are capitalized. Depreciation is provided on the straight-line method based on the useful lives of the various classes of depreciable property. The costs and related depreciation for assets no longer in service are eliminated from the account. Gain or loss is recognized on retirements and dispositions. The average estimated lives of depreciable property, plant and equipment are:

                                                            Lives
                                                            -----
Telecommunications Network                              5-22.5 years
Computer Equipment                                         3-5 years
Buildings and leasehold improvements                      5-30 years
Furniture, fixtures and vehicles                          3-10 years
Other                                                     5-10 years

Qualified internally developed software costs for internal use are capitalized subsequent to both the preliminary project stage and when management has committed to funding, in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The external direct costs of software, materials and services, and payroll and employee related expenses directly associated with the project are capitalized. Upon completion of the projects, the total costs are amortized over their estimated useful lives of three years.

Intangible Assets -
-------------------

Intangible assets are valued at cost and are amortized on a straight-line basis over the expected period of the benefit ranging from 1 to 15 years. The average estimated lives of intangible assets are:
                                                            Lives
                                                            -----
Franchises and subscriber lists                           3-15 years
Acquired current products/technologies                       4 years
Non-compete agreements                                     5-8 years
Goodwill                                                   3-9 years
Building access rights                                    5-14 years
Other intangible assets                                   1-10 years

Impairment of Long-Lived Assets -
---------------------------------

The carrying values of long-lived assets, which include construction material, property, plant and equipment, goodwill, and other intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment would be determined based on a comparison of future undiscounted cash flows to the underlying assets. If required, adjustments would be measured based on discounted cash flows.

Fair Values of Financial Instruments -
--------------------------------------

The carrying amounts reported in the balance sheet for cash and temporary cash investments, short-term investments, and restricted short-term investments are carried at market value. Long-term investments consist of investments accounted for under the equity method for which disclosure of fair value is not required. The carrying amounts reported in the balance sheet for interest receivable, accounts receivable, and receivables from related parties approximate those assets fair values. The carrying amounts reported for long-term debt are at face value. The fair value of the Senior and Senior Discount Notes is estimated based on the current market price and the term debt is estimated based on the Company's current incremental borrowing rate for debt of the same remaining maturities.

Revenue Recognition -
---------------------

Revenues are generally recognized and earned when evidence of an arrangement exists, services are rendered, the selling price is determinable and collectibility is reasonably assured. The Company recognizes local telephone service revenue as earned when services are provided. The amount recognized as revenue for local telephone charges are based on tariffed rates. We recognize long distance telephone service revenue based upon minutes of traffic processed in accordance with tariffed rates or contract fees. Other telephone services are recognized as revenue when the services are provided to the customer in accordance with contract terms. Reciprocal compensation, which is the fee local exchange carriers pay to terminate calls on each other's networks, is recognized as revenue as it is realized. Revenues from cable programming services are recognized and earned in the month the service is provided to the customers. Cable installation revenue is recognized in the period the installation services are provided to the extent of direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that customers are expected to remain connected to our network system. Internet access service revenues are recorded as earned based on contracted fees. Unbilled revenues represents telephony, cable and data revenues earned but not billed at the end of the reporting period. Advanced billings represent monthly recurring charges collected prior to the rendering of services.

Leases -
--------

Leases of the Company's assets including integral equipment and property that contains a provision for the transfer of title are accounted for as a sales or a direct finance lease. All other leased asset agreements are accounted for as operating leases, whereby the leased assets remain on the Company's balance sheet and is depreciated. Scheduled lease payments are recognized as revenue when earned.

Leasing transactions that the Company enters as a lessee that bears all substantial risks and rewards from the use of the leased item are accounted for as a capital lease. Capitalized leased assets and the corresponding lease obligations are recorded on the Company's balance sheet. All other lease agreements are accounted for as an operating lease. Operating lease payments are expensed as incurred.

Advertising Expense -
---------------------

Advertising costs are expensed as incurred. Advertising expense charged to operations was $7,046, $34,986 and $34,865 in 2001, 2000 and 1999, respectively.

Debt Issuance Costs -
---------------------

Costs associated with the Company's debt and material changes to the original debt are capitalized. Debt issuance costs are amortized over the life of the note. Amortization expense related to debt issuance costs charged to operations were $8,266, $8,713 and $5,534 in 2001, 2000 and 1999, respectively. In addition, $9,656 was written-off in connection with the extinguishment of debt in 2001.

Stock-Based Compensation -
--------------------------

As of January 1, 2000 the Company has adopted the recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 - "Accounting for Stock-Based Compensation". Under SFAS No. 123, the fair value of an option on the date of the grant, is amortized over the vesting periods of the options in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28 "Accounting For Stock Appreciation Rights and Other Variable Stock Option or Award Plans". The recognition provisions of SFAS No. 123 are applied prospectively upon adoption. As a result, the recognition provisions are applied to all stock awards granted in the year of adoption and are not applied to awards granted in previous years unless those awards are significantly modified. The Company applied Accounting Principles Board Opinion No. 25- "Accounting for Stock Issued to Employees" in accounting for its stock options, prior to January 1, 2000.

Income Taxes -
--------------

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The measurement of net deferred tax assets is reduced by the amount of any tax benefit that, based on available evidence, are not expected to be realized, and a corresponding valuation allowance is established.

Foreign Currency Translation -
------------------------------

At December 31, 2001 the Company has a 48.96% interest in Megacable. Megacable's functional currency is the Mexican Peso. For purposes of determining the Company's equity in the earnings of Megacable, the Company translates the revenues and expenses of Megacable into U.S. dollars at the average exchange rates during the period reported. The assets and liabilities are translated into U.S. dollars at the exchange rate as of the balance sheet date. The foreign currency translation gains or losses are recorded on the balance sheet as a separate component of shareholders' equity.

Comprehensive Income -
----------------------

The Company primarily has two components of comprehensive income, cumulative translation adjustments and unrealized appreciation (depreciation) on investments. The cumulative foreign currency translation adjustment was $(1,513) for 2001, ($4,681) for 2000 and $1,041 for 1999; the unrealized appreciation (depreciation) on investments was $(5,176) for 2001, $14,353 for 2000 and ($7,341) for 1999. The amount of other comprehensive loss for the years ended December 31, 2001, 2000 and 1999 was ($691,477), ($759,042) and ($361,328),
respectively.

Segment Reporting -
-------------------

Management believes that the Company operates as one reportable operating segment, which contains many shared expenses generated by the Company's various revenue streams. Any segment allocation of these shared expenses that were incurred on a single network to multiple revenue streams would be impractical and arbitrary. In addition, the Company currently does not make such allocations internally. The Company's chief decision-makers do, however, monitor financial performance in a way which is different from that depicted in the historical general purpose financial statements in that such measurement includes the consolidation of Starpower, which is not consolidated under generally accepted accounting principles. Such information, however, does not represent a separate segment under generally accepted accounting principles and therefore it is not separately disclosed.

New Accounting Standards -
--------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities". This Statement establishes accounting and reporting standard requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS No. 133, as amended by Statement of Financial Accounting Standards Nos. 137 and 138, requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 was adopted by the Company beginning January 1, 2001. As the Company has limited derivative financial instruments, the adoption and continuing impact of SFAS No. 133 did not have a significant impact on reported earnings and/or other comprehensive income.

In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". This pronouncement supersedes Accounting Principle Board Opinion ("APB") No. 16, "Business Combinations", and SFAS No. 38 "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". We adopted SFAS No. 141 for all business combinations initiated after June 30, 2001.

In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This pronouncement changes the accounting for goodwill and intangible assets with indefinite lives from an amortized method to an impairment approach. The Company has approximately $45 million of unamortized goodwill and approximately $3 million of unamortized identifiable intangible assets at December 31, 2001. Excluding the goodwill write downs, the Company incurred approximately $71 million of amortization expense in the year ended December 31, 2001. In addition, there is approximately $59 million of remaining goodwill embedded in the carrying amount of the Company's investment in Megacable. For the year ended December 31, 2001, the Company recorded approximately $7 million of amortization related to the excess over the underlying equity in the net assets of the Megacable investment. The Company will adopt the provisions of SFAS No. 142 in its first quarter ended March 31, 2002. The Company expects that it will no longer record amortization relating to its existing goodwill and embedded goodwill.

SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the second quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter 2002. The company has not yet determined what effect these impairment tests will have on the Company's earnings and financial position.

In August 2001, FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets"("SFAS No. 143"). SFAS No. 143 requires retirement obligations to be recognized when they are incurred and displayed as liabilities, with a corresponding amount capitalized as part of the related long-lived asset. The capitalized element is required to be expensed using a systematic and rational method over its useful-life. SFAS 143 will be adopted by the Company commencing January 1, 2003 and is not expected to have a significant impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of, and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. We will adopt SFAS No. 144 beginning January 1, 2002. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial condition or the results of our operations.

3. LOSS PER SHARE

Basic loss per share is computed based on net loss after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on net loss after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock and stock options which would have been assumed to be converted in the years ended December 31, 2001, 2000, and 1999 and have a dilutive effect if the Company had income from continuing operations is 38,925,504, 38,269,575 and 10,008,239, respectively.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations:

                                                            Years Ended December 31,
                                                        2001          2000          1999
                                                    ------------  ------------  ------------

Loss before extraordinary item                      $(1,168,800)  $  (768,714)  $   (354,604)
Extraordinary item                                      484,011             -           (424)
Preferred stock dividend and accretion
 requirements                                          (151,663)     (122,752)       (13,542)
                                                    ------------  ------------  ------------
                                                    $  (836,452)  $  (891,466)  $   (368,570)
                                                    ============  ============  ============
Basic loss per average common share:
Weighted average shares outstanding                  94,117,391    84,200,329     71,996,301

Loss per average common share before
  extraordinary item                                $    (14.03)  $    (10.59)  $      (5.11)
Extraordinary Item                                  $      5.14   $         -   $       (.01)
Net loss to common shareholders                     $     (8.89)  $    (10.59)  $      (5.12)

Diluted loss per average common share:
Weighted average shares outstanding                  94,117,391    84,200,329     71,996,301


4.  BUSINESS COMBINATIONS

The company entered into the following business combinations and were all accounted for by the purchase method of accounting.

In November 2000, the Company acquired certain assets of Wedgewood Communications in Chicago, IL for approximately $14,250 in cash. The excess of the book value of assets acquired was recorded as goodwill and is being amortized over approximately four years. In September 2000, the Company acquired certain assets of Onepoint Communications, also in Chicago, IL for approximately $7,300 in cash. The excess of the book value of assets acquired was recorded as goodwill and is being amortized over approximately four years.

In April 2000, the Company acquired 21st Century Telecom Group, Inc. in Chicago, IL. The Company purchased 21st Century for approximately $294,500 in cash and shares of common stock with a fair value at the time of issuance of approximately $211,000. Additionally, the purchase price includes approximately $2,500 representing the fair value of 21st Century stock options, which were converted to the Company's stock options in connection with the acquisition. Goodwill of approximately $303,599 was recorded in connection with the acquisition of 21st Century.

Based on certain future contingencies in the original agreement, the Company issued additional stock in the amount of $7,229 during the year ended December 31, 2001. This amount contributed to the recognition of additional goodwill.

In 2001, the Company completed an assessment of the recoverability of its investment in each market based on the expected future net cash flows. This assessment indicated that certain assets from the Chicago acquisitions were impaired. The company wrote off the balance of goodwill, which was approximately $81,433 (see Note 5).

In August 1999, the Company acquired Direct Network Access, Ltd. ("DNAI"). The Company acquired DNAI for approximately $3,450 in cash and shares of common stock with a fair value at the time of issuance of approximately $6,850. In 2001, the balance of $5,133 of goodwill was considered impaired and the company wrote down the asset (see Note 5).

In July 1999, the Company acquired Brainstorm Networks, Inc. in San Francisco, CA. ("Brainstorm"), that provides dedicated and DSL services. The Company purchased Brainstorm for approximately $2,900 in cash and shares of common stock with a fair value at the time of issuance of approximately $11,600. In 2001, the balance of $6,761 of goodwill was considered impaired and the Company wrote down the asset (see Note 5).

These acquisitions in 2000 and 1999 did not have a material pro-forma effect on the Company's financial position or results of operations.

5. GOODWILL WRITE-DOWN AND SPECIAL CHARGES

As a response to the changing economy and the limited available capital in our industry, the Company revised its strategic and fundamental plan by shifting focus from starting construction in new markets to completing additional construction activities in its existing markets. Concurrent with this change in strategy, the Company assessed the recoverability of its investment in each market which lead to the recognition of an impairment to goodwill and the recording of special charges aggregating approximately $471,000. The non-recurring $471,000 charge comprises the impairment of identifiable intangible and goodwill assets in the amount of $256,000, the impairment of property and equipment in the amount of $114,000, charges to dispose of excess construction materials in the amount of $70,000 and estimated costs to exit excess facilities in the amount of $31,000.

To determine the impairment of tangible and intangible assets, including goodwill, the Company assessed the recoverability of its investment in each market based on expected undiscounted future net cash flows. This assessment indicated that certain assets acquired in business combinations, primarily with respect to the Chicago acquisitions and certain Internet operations, were impaired. Accordingly, based on discounted future net cash flows, the Company wrote-down approximately $256,000 of goodwill and other intangible assets and $39,000 of property and equipment. Another $75,000 of property and equipment was written-down as such assets were located in abandoned markets primarily located in Portland, Seattle and Northern New Jersey.

Construction material levels were assessed based on the build-out requirements of our revised plan. The assessment process resulted in the identification of excess construction material that cannot be used for alternative use and which is either to be returned to vendors, or resold to a secondary market. A charge in the amount of $70,000 was recognized to write-down excess construction materials to their net realizable value.

Costs to exit excess facilities in the amount of $31,000 was determined by performing a detailed review of facility requirements against lease obligations in an effort to identify excess space. The Company is in the process of consolidating space and exiting or subleasing excess facilities. Exit costs were determined based on existing contractual terms reduced by estimates of sublease income at prevailing market rates. Of the $31,000 accrued, $7,600 was paid as of December 31, 2001.

Additionally, franchise costs in the amount of approximately $15,700 were accrued primarily representing costs related to the Company's decision to stop or delay construction in certain markets and are included in operating, selling, and G&A expenses. Additional franchise costs of $500 were paid as of December 31, 2001. Costs related to workforce reductions of approximately $7,700 have been paid and are also included in operating, selling and G&A expenses.

6.  LAND SALE

During the year ended December 31, 2001, the Company completed the sale of one of its New Jersey real properties for approximately $40,000 resulting in a gain of approximately $9,500. The property sits on 134 acres and is zoned for 1,520,000 square feet of office space. Pursuant to the sale of the land, the Company entered into a 99-year ground lease on the property which gave the Company the right to develop 402,904 square feet of office space. Subsequent to the Company entering into the ground lease and prior to the year ending December 31, 2001, the Company sold the development rights for approximately $14,000, resulting in a gain of approximately $3,500. The gains are included in the other income/expense line item.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated carrying fair value of the Company's financial instruments at December 31, 2001 and 2000 are as follows:

                                                        2001                    2000
                                                ---------------------   ---------------------
                                                 Carrying                Carrying
                                                  Amount   Fair Value     Amount   Fair Value
                                                ---------- ----------   ---------- ----------
Financial Assets:
  Cash and temporary cash
   investments                                  $  476,220 $  476,220   $  356,377 $  356,377
  Short-term investments                        $  362,271 $  362,271   $1,372,015 $1,372,015
Restricted short-term investments               $   23,676 $   23,676   $        - $        -
Financial Liabilities:
  Fixed rate long-term debt:
    Senior Notes 10.125%                        $  231,735 $   88,060   $  375,000 $  225,000
    Senior Notes 10%                            $  161,116 $   61,224   $  225,000 $  137,250
    Senior Discount Notes 11.125%               $  316,351 $   91,742   $  495,248 $  240,418
    Senior Discount Notes  9.8%                 $  293,074 $   84,991   $  462,818 $  204,120
    Senior Discount Notes 11.0%                 $  123,499 $   35,815   $  196,447 $  102,702
Floating rate long-term debt:
    Term Loan B (Note 13)                       $  500,000 $  350,000   $  500,000 $  450,000
    Term Loan A (Note 13)                       $  250,000 $  175,000   $        - $        -
Unrecognized financial instruments:
  Letters of credit                             $   38,676 $   38,676   $   15,006 $   15,006

8.  SHORT-TERM INVESTMENTS

Short-term investments, stated at market, include the following at December 31, 2001 and 2000:

                                                     2001          2000
                                                 ------------  ------------
Federal Agency notes                             $   74,895    $   320,326
Commercial Paper                                        844         31,380
Corporate debt securities                           106,326        467,968
Certificates of deposit                               9,000        131,785
U.S. Treasury notes                                  65,394        137,078
Asset backed securities                             105,812        283,478
                                                 ------------  ------------
Total                                            $  362,271    $ 1,372,015
                                                 ============  ============

At December 31, 2001, short-term investments with a market value of $154,069 have contractual maturities of one to five years. All remaining short-term investments have contractual maturities less than one year

9.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31,

                                                     2001          2000
                                                 ------------  ------------
Telecommunications plant                         $ 1,887,845   $ 1,350,998
Computer equipment                                   203,894       191,075
Buildings, leasehold improvements and land           205,399        88,320
Furniture, fixtures and vehicles                     149,224       113,102
Construction materials                               130,294       188,859
Construction in process                              383,964       735,914
Other                                                  3,332         8,350
                                                 ------------  ------------
Total property, plant and equipment                2,963,952     2,676,618
Less accumulated depreciation                       (643,754)     (420,659)
                                                 ------------  ------------
Property, plant and equipment, net               $ 2,320,198   $ 2,255,959
                                                 ============  ============

Depreciation expense was $250,044, $171,142 and $80,894 for the years ended December 31, 2001, 2000 and 1999, respectively.

During the year 2001, the Company completed an assessment of excess construction materials and property and equipment in abandoned markets. The company wrote off approximately $184,000 in excess construction materials and property and equipment(see Note 5).

10.  INVESTMENTS AND JOINT VENTURES

Investments at December 31, are as follows:

                                                     2001          2000
                                                 ------------  ------------
Starpower Communications, LLC                    $   144,047   $   119,149
Megacable                                             82,975        83,205
JuniorNet Corporation                                      -             -
Other                                                  2,272         2,592
                                                 ------------  ------------
Total Investments                                $   229,294   $   204,946
                                                 ============  ============

At December 31, 2001 and 2000, the Company has a 50% interest in Starpower, a 48.96% interest in Megacable and a 47.5% interest in JuniorNet at December 31, 2000. The Company accounts for these investments on the equity method.

a.  RCN-BECOCOM

RCN is party to the RCN-Becocom joint venture with NSTAR Communications, Inc. ("NSTAR Communications"), a subsidiary of NSTAR, regarding construction of our broadband network and operation of our telecommunications business in the Boston metropolitan area. NSTAR is a holding company that, through its subsidiaries, provides regulated electric and gas utility services in the Boston area. Pursuant to the joint venture agreements, both parties have agreed to make capital contributions in accordance with their respective membership interests. In addition, RCN has access to and use of NSTAR's large broadband network, rights-of-way and construction expertise. Pursuant to an exchange agreement between NSTAR Communications and RCN, NSTAR Securities has the right, from time to time, to convert portions of its ownership interest in RCN-Becocom into shares of the Company's Common Stock, based on an appraised value of such interest. Shares issued upon such exchanges are issued to NSTAR Securities. Through December 31, 2001, NSTAR Securities has exchanged portions of its interest for a total of 4,097,193 shares of RCN Common Stock. Following such exchanges, NSTAR Securities retains a 17.83% sharing ratio in the joint venture, and the right to invest as if it owned a 36.53% interest. Such investment percentage will decrease to the extent NSTAR Securities disposes of any such RCN Common Stock. In April 2000, NSTAR Securities gave notice of its intent to convert its remaining ownership interest into shares of the Company's Common Stock. In October 2000, the Company and NSTAR Communications reached an agreement in principle regarding settlement of the final valuation of that exchange and to amend certain other agreements governing the RCN-Becocom, LLC joint venture (the "Joint Venture"). If the transaction is consummated pursuant to the agreement in principle, NSTAR Securities would receive 7.5 million shares of the Company's Common Stock in exchange for its remaining membership interest in the Joint Venture, representing $152 million invested by NSTAR Communications At the time of the agreement, NSTAR Communications would be permitted to invest up to $100 million in a security, which would carry a cash coupon rate of 1.84% per month, guaranteed by the Company. Such coupon would include amortization of principal, which would be fully amortized over a fifteen-year term (callable after eight years, subject to certain make-whole requirements). NSTAR Communications, at its election, may choose to designate the amounts it contributes under future capital calls as either common equity or the new security in the Joint Venture. Future investments by NSTAR Communications would not be convertible into Company stock. The parties have been continuing to discuss this agreement in principle and no assurance can be given that it will be consummated on the terms described above. RCN-Becocom is consolidated in our financial statements. NSTAR's portion of the operating loss in RCN-Becocom is reported on the line item minority interest in loss of consolidated entities in the Consolidated Statement of Operations. If NSTAR does not exercise the right to invest additional capital in RCN-Becocom, once their capital is utilized, the Company may be required to recognize 100% of the losses.

b. Starpower

The Company is party to a joint venture with Pepco Communications, Inc.. ("Pepco"), a subsidiary of Potomac Electric Power Company ("Potomac"), regarding construction of our broadband network and operation of our telecommunications business in the Washington, D.C. metropolitan area, including parts of Virginia and Maryland, under the brand name "Starpower." Through its subsidiaries, Potomac is engaged in regulated utility operations and in diversified competitive energy and telecommunications businesses. Each of the Company and Pepco owns a 50% membership interest in Starpower. The Company provides certain services to the joint venture pursuant to support services and internet services agreements. Pursuant to the joint venture agreements, both parties have agreed to make capital contributions in accordance with their respective membership interests. In addition, Starpower has access to and use of Potomac's large broadband network, rights-of-way and construction expertise. Starpower's losses are reflected in our financial statements under the equity method of accounting and are reported on the line item Equity in loss of unconsolidated entities.

The Company recorded its proportionate share of losses in Starpower of $25,602, $20,208 and $12,200 in 2001, 2000 and 1999, respectively.

Summary financial information for Starpower for the years ended December 31, 2001, 2000 and 1999 is presented in the following table (in millions). The amounts shown represent Starpower's operating results and financial position based on generally accepted accounting principles:

                                          As of December 31,
                                      2001        2000      1999
                                   ---------  ---------  --------

Current assets                      $  30.8    $  68.7    $  32.4
Non-current assets                    323.7      279.5      147.8
Current liabilities                    65.6      108.0       61.5
Non-current liabilities                 0.8        1.9        4.5
Members' equity                       288.1      238.3      114.4


                                    For the years ended December 31,
                                      2001        2000      1999
                                   ---------  ---------  --------

Sales                               $  82.2    $  73.5    $  60.4
Gross profit                           54.5       51.3       44.3
Net loss                              (51.2)     (40.4)     (24.4)

c. Megacable

The Company has an investment in Megacable, a Cable TV provider in Mexico. The basis of the Company's investment in Megacable exceeded its underlying equity in the net assets of Megacable by approximately $94,000. The amortization of the excess over the underlying equity in the net assets is done on a straight-line basis over a 15-year period. At December 31, 2001, the unamortized excess over the underlying equity in the net assets was $59,268.

As of July 31, 1999, the Company executed on a pledge of an 8.96% equity interest in Megacable made by Mazon Corporativo, S.A. de. C.v. ("Mazon") to collateralize Mazon's indebtedness to the Company, which had a book value of $18,373. As a result, the indebtedness was canceled, and the Company's underlying equity in the net assets of Megacable was increased by approximately $7,000. The Company recorded its proportionate share of gains (losses) and amortization of excess cost over net assets of $1,282, $1,695 and ($1,763) in 2001, 2000 and 1999, respectively.

d. JuniorNet

In 1999, the Company acquired a 47.5% stake in JuniorNet for approximately $47,000 in cash. Concurrent with that transaction, JuniorNet purchased the Company's Lancit Media subsidiary for approximately $25,000 in cash. In 2000, the Company wrote down $24,418 which represented the Company's full investment in JuniorNet. During 2001, the Company made secured loans to JuniorNet. Subsequently, in 2001, the assets of JuniorNet were foreclosed upon by the secured creditor group, including RCN. The secured creditor group sold the online assets and intellectual property to J2 Interactive, LLC ("J2") in Charlestown, MA for cash proceeds that basically covered the transaction cost and 30.6% of J2's initial equity. The Company owns 23.5% of the equity in J2. Additionally, in the foreclosure of JuniorNet's assets by the secured creditor group, RCN received 100% of the assets of the former JuniorNet's wholly-owned subsidiary, Lancit. Those assets were used to start RCN's wholly-owned subsidiary, RCN Entertainment. The liabilities assumed by RCN Entertainment related to the JuniorNet foreclosure, which exceeded the assets, resulted in an expense of $606, which is in the line item Other income/(expense). RCN Entertainment produces children's/family programming.

The Company recorded its proportionate share of income in JuniorNet and J2 Interactive of $7,134 in 2001 and its proportionate share of losses in JuniorNet of $15,985 and $19,997 in 2000 and 1999, respectively.

11.  INTANGIBLE ASSETS

Intangible assets consist of the following at December 31,


                                                     2001          2000
                                                 ------------  ------------
Franchises and subscriber lists                  $    66,561   $    91,310
Acquired current products/technologies                     -        72,629
Non-compete agreements                                   100        12,470
Goodwill                                              96,939       463,187
Building access rights                                    98        15,295
Other intangible assets                                1,196         9,705
                                                 ------------  ------------
Total intangible assets                              164,894       664,596
Less accumulated amortization                       (116,484)     (274,924)
                                                 ------------  ------------
Intangible assets, net                           $    48,410   $   389,672
                                                 ============  ============

Amortization expense charged to operations in 2001, 2000 and 1999 was $71,481, $114,506 and $64,113, respectively. The decrease in intangible assets during the year ended December 31, 2001 is the result of the Company's assessment of the recoverability of its investment in each market based on the expected future net cash flows. For the year ending December 31, 2001, impairments of identifiable intangible goodwill assets from prior acquisitions of approximately $257,000 was written off (see Note 5).

12.  DEFERRED CHARGES

Deferred charges consist of the following at December 31,

                                                     2001          2000
                                                 ------------  ------------
Debt issuance costs, net                         $    37,990   $    54,772
Other                                                 11,065        15,872
                                                 ------------  ------------
Total                                            $    49,055   $    70,644
                                                 ============  ============

13.  DEBT

During the year, the Company completed several debt tender offers to purchase certain of its Senior and Senior Discount Notes. The Company retired approximately $816,000 in face amount of debt with a book value of $745,883. The Company recognized an extraordinary gain of approximately $484,011 from the early retirement of debt in which approximately $231,938 in cash was paid and 1,988,966 of shares of common stock with a value of $5,850 were issued. In addition, the Company incurred fees of $14,428 and wrote off debt issuance costs of $9,656.

Long-term debt outstanding at December 31, 2001 and 2000 is as follows:

                                                     2001          2000
                                                 ------------  ------------
Term Loans                                       $   750,000   $   500,000
Senior Notes 10% due 2007                            161,116       225,000
Senior Discount Notes 11.125% due 2007               316,351       495,248
Senior Discount Notes 9.8% due 2008                  293,074       462,818
Senior Discount Notes 11% due 2008                   123,499       196,447
Senior Notes 10.125% due 2010                        231,735       375,000
Capital Leases                                        20,373         3,199
                                                 ------------  ------------
Total                                              1,896,148     2,257,712
Due within one year                                   22,532           355
                                                 ------------  ------------
Total Long-Term Debt                             $ 1,873,616   $ 2,257,357
                                                 ============  ============

In June 1999, the Company and certain of its subsidiaries together, (the "Borrowers") entered into a $1,000,000 Senior Secured Credit Facility (the "Credit Facility"). The collateralized facilities are comprised of a $250,000 seven-year revolving Credit Facility (the "Revolver"), a $250,000 seven-year multi-draw term loan facility (the "Term Loan A") and a $500,000 eight-year term loan facility (the "Term Loan B"). All three facilities are governed by a single credit agreement (as amended, the "Credit Agreement").

The Company has entered into an Amendment to the Credit Agreement dated March 25, 2002 (the "Amendment"). This Amendment amends certain financial covenants and certain other negative covenants to reflect the Company's current business plan and amends certain other terms of the Credit Agreement, including increases to the margins and commitment fee payable thereunder. In connection with the Amendment, the Company has agreed to pay to certain lenders an aggregate fee of approximately $12,900, to repay $187,500 of outstanding term loans under the Credit Facility and to permanently reduce the amount available under the revolving loan from $250,000 to $187,500. The Company has also agreed that it may not draw down additional amounts under the revolving loan until the later of the date on which the Company delivers to the lenders financial statements for the period ending March 31, 2004, and the date on which the Company delivers to the lenders a certificate with calculations demonstrating that the Company's EBITDA was at least $60,000 in the aggregate for the two most recent consecutive fiscal quarters. In connection with the Amendment, each of the lenders party thereto also agreed to waive any default or event of default under the Credit Agreement that may have occurred prior to the date of the Amendment. The Company also entered into three previous amendments to the credit agreement, as described below.

Also in June 1999, the Company prepaid its previous eight-year term Credit Facility in the amount of $100,000 with the proceeds of the Credit Facility. The early extinguishment of the previous term Credit Facility prompted the write-off of the applicable unamortized debt issuance cost resulting in an extraordinary item of approximately $424.

At December 31, 2001 there were no outstanding loans under the Revolver. In addition to being used to fund working capital needs, general corporate purposes and to finance telecommunications assets, the Revolver can also be utilized for letters of credit up to a maximum of $15,000. As of December 31, 2001 there were $15,000 in letters of credit outstanding under the Revolver.

During 2001, the Company drew down the $250,000 of the Term Loan A which is still outstanding as of December 31, 2001. Amortization of the Term Loan A starts on September 3, 2002 and will be repaid in quarterly installments based on percentage increments of the Term Loan A that start at 3.75% per quarter on September 3, 2002 and increase in steps to a maximum of 10% per quarter on September 3, 2005 through to maturity at June 3, 2006.

As of December 31, 2001 and 2000, $500,000 of the Term Loan B was outstanding. Amortization of the Term Loan B starts on September 3, 2002 with quarterly installments of $1,000 per quarter until September 3, 2006 when the quarterly installments increase to $121,000 per quarter through to maturity at June 3, 2007.

As adjusted by the Amendment, the interest rate on the Credit Facility is, at the election of the Borrowers, based on either a LIBOR or an alternate base rate option. For the Revolver or Term Loan A borrowing, the interest rate will be LIBOR plus a spread of up to 350 basis points or the base rate plus a spread of 250 basis points, depending upon whether the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA") has become positive and thereafter upon the ratio of debt to EBITDA. In the case of the Revolver the Company will pay a fee of 150 basis points on the unused commitment accrues. For all Term Loan B borrowings the interest includes a spread that is fixed at 400 basis points over the LIBOR or 300 basis points over the alternate base rate. In addition, the LIBOR rate is subject to a 3.00% per annum minimum.

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

The 10% Senior Notes were issued under an indenture dated October 17, 1997 (the "10% Indenture"). The 10% Senior Notes are general senior obligations of the Company which mature on October 15, 2007. Interest on the 10% Senior Notes is payable in cash semi-annually in arrears on each April 15 and October 15.

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

The 9.8% Senior Discount Notes (the "9.8% Indenture") are general senior obligations of the Company, limited to $567,000 aggregate principal amount at maturity and will mature on February 15, 2008. The 9.8% Senior Discount Notes were issued in February 1998 at a discount to yield gross proceeds of $350,587. The 9.8% Senior Discount Notes will not bear cash interest prior to February 15, 2003.

The 9.8% Senior Discount Notes are redeemable, in whole or in part, at any time on or after February 15, 2003 at the option of the Company. The 9.8% Senior Discount Notes have redemption prices starting at 104.9% of the principal amount at maturity and declining to 100% of the principal amount at maturity, plus any accrued interest.

The 11% Senior Discount Notes (the "11% Indenture") are general senior obligations of the Company, limited to $256,755 aggregate principal amount at maturity and will mature on July 1, 2008. The 11% Senior Discount Notes were issued in June 1998 at a discount to yield gross proceeds of $150,000. The 11% Senior Discount Notes will not bear cash interest prior to January 1, 2003.

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

The 9.8% Senior Discount Notes, the 11% Senior Discount Notes, the 10% Senior Notes, the 10.125% Senior Notes and the 11.125% Senior Discount Notes contain certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations. At December 31, 2001 the Company was restricted from making any dividend payments under the terms of the Indentures.

Contractual maturities of long-term debt over the next 5 years are as follows:

   Year Ending December 31,      Aggregate Amounts

         2002                        $  22,532
         2003                        $  50,453
         2004                        $  61,583
         2005                        $  86,175
         2006                        $ 294,968

In July 1999, the Company entered into $250,000 of two-year interest rate protection agreements with various counterparties. These agreements convert $250,000 of the Company's floating rate debt under the Chase Facility to a fixed rate of approximately 6.08%. For the years ended December 31, 2001, 2000 and 1999, the Company's reported interest expense was approximately $1,364 higher in 2001, ($1,032) lower in 2000 and $432 higher in 1999 due to these agreements.

14.  INCOME TAXES

The benefit for income taxes is reflected in the Consolidated Statements of Operations as follows:

                                                2001        2000        1999
                                             ----------  ----------  ----------
Current:
  Federal                                    $       -   $     (14)  $       -
  State                                          1,237          73         659
                                             ----------  ----------  ----------
Total Current                                    1,237          59         659
                                             ----------  ----------  ----------
Deferred:
  Federal                                       (4,480)     (3,282)     (3,169)
  State                                           (439)     (1,555)     (2,584)
                                             ----------  ----------  ----------
Total Deferred                                  (4,919)     (4,837)     (5,753)
                                             ----------  ----------  ----------
Benefit for income taxes:
  Before extraordinary item                     (3,682)     (4,778)     (5,094)
                                             ----------  ----------  ----------
Total benefit for income taxes               $  (3,682)  $  (4,778)  $  (5,094)
                                             ==========  ==========  ==========

Temporary differences that give rise to a significant portion of deferred tax assets and liabilities at December 31, are as follows:

                                                     2001          2000
                                                 ------------  ------------
Net operating loss carryforwards                 $   675,990   $   563,355
Employee benefit plans                                32,134        12,747
Reserve for bad debt                                   6,227         2,860
Start-up costs                                         3,413         3,468
Stock Based Compensation                              20,194        11,916
Investment in unconsolidated entity                      (19)       36,824
Accruals for nonrecurring charges and
Contract settlements                                   9,986           439
Deferred revenue                                         482         1,348
Intangibles                                           16,330         9,390
Other, net                                             6,436         8,456
                                                 ------------  ------------
Total deferred tax assets                            771,173       650,803
                                                 ------------  ------------
Property, plant and equipment                          2,347       (63,840)
                                                 ------------  ------------
Total deferred assets/(liabilities)                    2,347       (63,840)
                                                 ------------  ------------
Subtotal                                             773,520       586,963
Valuation allowance                                 (773,864)     (587,645)
                                                 ------------  ------------
Total deferred taxes                             $      (344)  $      (682)
                                                 ============  ============

In the opinion of management, the Company is not certain of the realization of all of its deferred tax assets. Thus, a valuation allowance has been provided against the net federal deferred tax asset. A valuation allowance has also been provided, as in past years, against the state net operating losses, which, in the opinion of management, are also uncertain as to their realization.

The net change in the valuation allowance for deferred tax assets during 2001 was an increase of $186,219.

At December 31, 2001, the Company has net operating losses which will expire as follows:

                                Federal           State

              2007-2012      $      26,261   $    1,233,293
              2017-2021          1,547,533          589,693
                             -------------    -------------
              Total          $   1,573,794    $   1,822,986
                             =============    =============

The company expects these operating losses to be available in the future to reduce it's federal and state income tax liability. However, certain changes in stock ownership of the Company as defined under Section 382 of the Internal Revenue Code of 1986, as amended, can result in limitations on the amount of net operating loss carryovers that can be utilized each year for federal income tax purposes and under state tax laws. Consequently, utilization of the above net operating losses will be limited. To the extent that net operating losses, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders' equity.

The benefit for income taxes is different from the amounts computed by applying the U.S. statutory federal tax rate of 35%. The differences are as follows:

                                                     For the Years Ended
                                                          December 31,
                                                   2001       2000       1999
                                                --------------------------------
Loss before benefit from income taxes           $(688,471) $(773,492) $(359,699)
                                                ========== ========== ==========
Federal income tax benefit at statutory rate $(240,965) $(270,722) $(125,895) State income taxes, net of federal
 income tax benefit                                   519       (963)    (1,042)
Federal valuation allowance                       126,010    255,201    115,382
Amortization of goodwill                          118,500     13,039      8,610
Estimated nondeductible expenses                   (3,000)    (3,000)    (3,000)
Adjustment to prior year accrual                   (3,398)       383        132
Other, net                                         (1,348)     1,284        719
                                                ---------- ---------- ----------
Total benefit for income taxes                  $  (3,682) $  (4,778) $  (5,094)
                                                ========== ========== ==========

15. Stockholders' Equity and Stock Plans

The Company has authorized 300,000,000 shares of $1 par value common stock and 400,000,000 shares of $1 par value Class B nonvoting common stock. The Company also has authorized 25,000,000 shares of $1 par value preferred stock. At December 31, 2001, 99,841,256 shares of common stock are issued and 99,327,641 shares of common stock are outstanding. At December 31, 2000, 87,104,229 shares of common stock were issued and 86,539,600 shares of common stock were outstanding.

In December of 2001, the Company adopted a stockholder rights plan. Under the plan, each stockholder of record on December 17, 2001 will receive a distribution of one Right for each share of Common Stock of the Company. The Rights will become exercisable only if a person acquires, or announces a tender offer that would result in ownership of 15% or more of the Company's Voting Common Stock. The Company may redeem the Rights for $0.001 per Right, subject to adjustment, at any time before the acquisition by a person or group of 15% or more of the Company's ordinary shares. The Rights will expire on December 5, 2011.

Option Exchange Program

During the quarter ended December 31, 2001, the Company completed a stock option exchange offer. Under the offer, all options with a strike price below $16.00 were eligible to be exchanged in the ratio of 3 new options for 4 old options and options with a strike price of $16.00 and above were eligible to be exchanged in the ratio of 1 new option for 2 old options. Approximately 6,150,000 new stock options were issued as a result of the exchange program and approximately 9,750,000 stock options were cancelled. Approximately 1,622,000 new Outperformed Stock Options ("OSO's") were issued as a result of the exchange program and approximately 3,163,000 OSO's were cancelled. The strike price of the new options is $1.95 and the new stock options will vest monthly at a rate of 1/36 each month over a three-year period and the term of the new options will be five years. The OSO's will vest monthly at a rate of 1/60 each month over a five-year period and the term of the new OSO's will be ten years. Although the options were exchanged, generally accepted accounting principles requires additional non-cash stock based compensation be recorded as a result of the program.

Non-cash stock-based compensation was recognized in connection with the following plans in the following amounts during the years ended:

                                                  2001          2000
                                              -----------  -----------
Incentive Stock Options (pre-exchange)        $  14,459    $  10,308
Incentive Stock Options (post-exchange)           1,216            -
Outperform Stock Options (pre-exchange)          25,254       17,910
Outperform Stock Options (post-exchange)          1,265            -
Restricted Stock                                 19,551       12,052
Executive Stock Purchase Plan                     1,210          967
                                              -----------  -----------
                                              $  62,955    $  41,237
                                              ===========  ===========


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

As a result of the option exchange program, approximately 6,150,000 new Incentive Stock Options("ISO's") were granted and approximately 9,750,000 pre-existing stock options were cancelled. The fair value of the options as a result of the exchange under SFAS No. 123 was $10,115. For the year ended December 31, 2001 the Company recognized non-cash stock based compensation expense of $1,216 related to the exchange program for the ISO's. Under SFAS No. 123, the unamortized non-cash stock based compensation costs related to the cancelled options is recognized based on the service period associated with the new terms of the new options.

Excluding the options granted as a result of the option exchange program, the Company granted approximately 2,019,000 and approximately 5,322,000 ISO's to employees during the years ended December 31, 2001 and 2000 with a fair value under SFAS No. 123 of $3,773 and $27,845, respectively. The fair value recognized during the year ended December 31, 2001 under SFAS No. 123 for the ISO's granted to employees for services performed prior to December 31, 2001 was approximately $14,459, as compared to $10,308 for the year ended December 31, 2000.

Under the option exchange program , all options granted prior to January 1, 2000, and prior to the adoption of SFAS No. 123, were also eligible to be exchanged. In accordance with SFAS No. 123, the eligibility of the options to be exchanged that previously were accounted for under Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees"("APB No. 25") automatically changes the accounting for the compensatory options to fall under SFAS No. 123. As a result, the fair value of the options under APB No. 25 that were not exchanged as part of the program were expensed in the period in which the exchange took place. The total non-cash stock based compensation expense related to the non-exchanged APB No. 25 options for the year ended December 31, 2001 was $341 and is included in the $14,459 amount mentioned above.

As of December 31, 2001, the Company had not reflected $22,286 of unamortized compensation expense in its financial statements for options granted.

The fair value for these options was estimated at the date of grant using a Black Scholes option pricing model with weighted average assumptions for dividend yield of 0% for 2001, 2000 and 1999; expected volatility of 97.5% for 2001, 86.4% for 2000, and 59.9% for 1999; risk-free interest rate of 3.93%,
5.06% and 5.62% for 2001, 2000 and 1999, respectively; and expected lives of 3 years for 2001, 2000 and 1999.

The weighted-average fair value of options granted during 2001, 2000 and 1999 was $1.76, $15.20 and $18.48, respectively.

Information relating to Incentive stock options and Non-qualified stock options are as follows:

                                                    Weighted
                                                    Average
                                        Number of   Exercise
                                         Shares      Price
                                       -----------  --------
Outstanding December 31, 1998           8,852,142   $ 12.96
 Granted                                3,393,071   $ 41.63
 Exercised                              1,507,119   $ 23.72
 Canceled                               1,153,222   $  8.26
                                       -----------
Outstanding December 31, 1999           9,584,872   $ 22.34
 Granted                                5,322,034   $ 23.09
 Exercised                                567,034   $ 11.66
 Canceled                               1,354,762   $ 28.94
                                       -----------
Outstanding December 31, 2000          12,985,110   $ 22.40
 Granted                                8,168,950   $  2.93
 Exercised                                 37,893   $  3.59
 Canceled                              12,630,309   $ 21.08
                                       ===========
Outstanding December 31, 2001           8,485,858   $  5.21

Shares exercisable December 31, 2001    1,929,786   $ 12.50

The following table summarizes stock options outstanding and exercisable at December 31, 2001:

                                   Stock Options Outstanding                    Stock Options Exercisable
                     ----------------------------------------------------   --------------------------------
                                    Weighted Average
 Range of Exercise                     Remaining        Weighted Average                   Weighted Average
      Prices            Shares      Contractual Life     Exercise Price        Shares       Exercise Price
-------------------  ------------  ------------------  ------------------   ------------  ------------------

  .40 - 2.01           6,076,915            4.9             $     1.95           337,763       $     1.95
 2.02 - 15.36          1,717,083            3.9             $     6.23         1,114,723       $     6.95
15.37 - 30.74            437,120            3.7             $    23.65           269,673       $    23.86
30.75 - 44.99            133,952            2.7             $    41.63            94,939       $    41.71
45.00 - 60.11            114,454            2.5             $    46.74           109,687       $    46.69
60.12 - 70.50              6,334            3.1             $    65.69             3,001       $    65.49
                    ------------          -----                             ------------
Total                  8,485,858            4.5                                1,929,786

Outperform Stock Option Plan

In June 2000, the Company adopted an OSO program pursuant to the Company's 1997 Equity Incentive Plan. The OSO program was designed so that the Company's stockholders would receive a market return on their investment before OSO holders receive any return on their options. The Company believes that the OSO program aligns directly management's and stockholders' interests by basing the ultimate stock option value on the Company's ability to outperform the market in general, as measured by the Standard & Poor's ("S&P") 500 Index (over the term of the option). Participants in the OSO program do not realize any value from awards unless the common stock price outperforms the S&P 500 Index. When the stock price gain is greater than the corresponding gain on the S&P 500 Index, the value received for awards under the OSO program is based on a formula involving a multiplier related to the level by which the common stock outperforms the S&P 500 Index. To the extent that the Company's common stock outperforms the S&P 500 Index, the value of the OSO's to a holder may exceed the value of other stock options.

OSO grants are made to participants employed on the date of the grant. Each award vests in equal installments over five years and has a ten-year life.

As a result of the option exchange program, approximately 1,622,000 new OSO's were granted and approximately 3,163,000 pre-existing stock options were cancelled. The fair value of the options as a result of the exchange under SFAS No. 123 was $16,614. For the year ended December 31, 2001 the Company recognized non-cash stock based compensation expense of $1,265 related to the exchange program for the OSO's. Under SFAS No. 123, the unamortized non-cash stock based compensation costs related to the cancelled options is recognized based on the service period associated with the new terms of the new options.

Excluding the options granted as a result of the option exchange program, the Company granted approximately 587,000 and 3,000,000 OSO's to employees during the years ended December 31, 2001 and 2000 with a fair value recognized under SFAS No. 123 of $6,194 and $42,776, respectively. During the year ended December 31, 2001, the fair value recognized under SFAS No. 123 for the OSO's granted to employees, in addition to the exchange, for services performed prior to December 31, 2001 was approximately $25,254 as compared to $17,910 for the year ended December 31, 2000. As of December 31, 2001, the Company had not reflected $50,231 of unamortized compensation expense in its financial statements for options granted in 2001.

The fair value for these options was estimated at the date of grant using a Black Scholes option pricing model with weighted average assumptions for dividend yield of 0% for 2001 and 2000; expected volatility of 97.5% for 2001 and 86.4% for 2000; risk-free interest rate of 3.93% and 5.06% for 2001 and 2000 respectively; and expected lives of 5 years for 2001 and 2000.

Information relating to Outperform stock options is as follows:

                                                    Weighted
                                                    Average
                                        Number of   Exercise
                                         Shares      Price
                                       -----------  --------
Outstanding December 31, 1999
 Granted                                3,000,000   $ 38.12
 Exercised                                      -   $     -
 Canceled                                       -   $     -
                                       ===========
Outstanding December 31, 2000           3,000,000   $ 38.12
 Granted                                2,209,375   $  2.57
 Exercised                                      -   $     -
 Canceled                               3,162,500   $ 36.52
                                       ===========
Outstanding December 31, 2001           2,046,875   $  2.23

Shares exercisable December 31, 2001            -   $     -

The following table summarizes stock options outstanding and exercisable at December 31, 2001:

                                   Stock Options Outstanding
                     ----------------------------------------------------
                                    Weighted Average
 Range of Exercise                     Remaining        Weighted Average
      Prices            Shares      Contractual Life     Exercise Price
-------------------  ------------  ------------------  ------------------

 .40 -  2.01          1,621,875            9.9             $     1.95
2.02 - 15.36            425,000            9.3             $     3.32
                     ----------           -----            ----------
Total                 2,046,875            9.7             $     2.23

Pro-Forma Disclosure

Excluding the effects of the Option Exchange Program, no compensation expense related to employee stock options granted prior to January 1, 2000 was recorded in 2001, 2000 or 1999 as the option exercise prices were equal to fair market value on the date granted.

Pro-forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123 for periods prior to January 1, 2000. The fair value for these options was estimated at the date of grant using a Black Scholes option pricing model with weighted average assumptions for dividend yield of 0% for 1999 and 1998; expected volatility of 59.9% for 1999, and 78.9% for 1998; risk-free interest rate of 5.62% and 4.72% for 1999 and 1998, respectively; and expected lives of 3 years for 1999 and 5 years for 1998.

For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro-forma net earnings and earnings per share were as follows:

                                                          2001         2000          1999
                                                      ------------ ------------ ------------
Net loss - as reported                              $(836,452)     $(891,466)    $(368,570)
Net loss - pro-forma                                $(861,912)     $(922,190)    $(384,941)

Basic and diluted loss per share - as reported      $   (8.89)     $  (10.59)    $   (5.12)
Basic and diluted loss per share - pro-forma        $   (9.16)     $  (10.96)    $   (5.34)

Restricted Stock

In 2001 and 2000, the Company issued 2,275,779 and 570,257 shares of restricted stock with a fair value of $9,560 and $37,941, respectively. During the performance period the grantee may vote the shares, but the shares are subject to transfer restrictions and are all or partially forfeited if a grantee terminates employment with the Company. The restricted stock vests over three years, 1/3 after year two and the remaining 2/3 after year three. The restricted stock is considered issued and outstanding.

The Company recorded $19,551 and $12,052 of non-cash compensation expense for the years ended December 31, 2001 and December 31, 2000, respectively, relating to its restricted stock program.

As of December 31, 2001, the Company had unearned compensation costs of $15,898 which is being amortized to expense over the restriction period.

Preferred Stock

On April 7, 1999, Hicks, Muse, Tate & Furst, through Hicks Muse Fund IV purchased 250,000 shares of Series A Preferred Stock, par value $1 per share, for gross proceeds of $250,000. The Series A Preferred Stock is convertible into common stock at any time and is subject to a mandatory redemption on March 31, 2014 at $1.00 per share, plus accrued and unpaid dividends, but may be called by the Company after four years. The Series A Preferred Stock is cumulative and has an annual dividend rate of 7% payable quarterly in cash or additional shares of Series A Preferred Stock and has a conversion price of $39.00 per share. At December 31, 2001 the Company has paid cumulative dividends in the amount of $52,217 in the form of additional Series A Preferred Stock. At December 31, 2001 the number of common shares that would be issued upon conversion of the Series A Preferred Stock was 7,749,156. In connection with the investment, Hicks, Muse, Tate & Furst appointed Peter Brodsky to our Board of Directors. The investment is limited to a 15% vote, in most cases.

On February 28, 2000, Vulcan Ventures Incorporated ("Vulcan"), the investment organization of Paul G. Allen, made a $1.65 billion investment in the Company. The investment is in the form of mandatorily convertible cumulative preferred stock (the "Series B Preferred Stock"), which will be converted into Common Stock or Class B Stock no later than seven years after it is issued. The Company has the option of redeeming at any time after August 28, 2003. Vulcan has purchased 1,650,000 shares of the Series B Preferred Stock. The Series B Preferred Stock has a liquidation preference of $1,000 per share and is convertible at a price of $62 per share. All dividends will be paid in additional shares of Preferred Stock. At December 31, 2001 the Company has paid cumulative dividends in the amount of $224,645 in the form of additional shares of Series B Preferred Stock. At December 31, 2001 the number of shares that would be issued upon conversion of the Series B Preferred Stock was 30,236,212. In connection with the investment Vulcan appointed each of William D. Savoy, President of Vulcan and Edward S. Harris, Investment Analyst with Vulcan, to our Board of Directors. The Preferred Stock has a dividend rate of 7% per annum. The investment is limited to a 15% vote, in most cases.

In accordance with the Stock Purchase agreement between the Company and Vulcan, in the event of a change of control, Vulcan may, at its election (i) continue to hold the Preferred Stock, (ii) convert the Preferred Stock into Common Stock and receive, in addition, an amount of cash equal to the value on an as-converted basis of the additional Preferred Stock dividends it would have received on the Preferred Stock if it had remained outstanding through the Non-Call Period, or
(iii) redeem the Preferred Stock (or, if the change of control occurs on or after February 15, 2003, 50% of the Preferred Stock) for a cash price equal to 110% of the value of the Preferred Stock on an as-converted basis, provided that if the change of control occurs after the end of the Non-Call Period, the redemption price will be 100% of the liquidation preference.

Equity Offerings

On June 28, 2001, Red Basin, LLC, an entity formed by Walter Scott, Jr. together with certain family members and trusts, purchased $50 million worth of common stock and warrants of RCN. Under the terms of the private placement, Red Basin purchased approximately 7,661,000 shares of common stock and warrants to acquire approximately 3,831,000 shares of common stock, for $50 million. The purchase price of the common stock and accompanying warrants is approximately $6.53 per share of common stock, which is based on the average of the closing prices of RCN common stock for the 5 trading days ending on Friday, May 25, 2001. The warrants have a term of 4-1/2 years and an exercise price equal to $12.928 per share. The private placement is subject to certain conditions, including the purchase of $50 million in debt securities and other customary conditions. The Company used the proceeds to complete a tender offer of certain Senior Notes in July 2001. Mr. Scott is a member of the board of directors of RCN and is Chairman of Level 3 Communications, Inc., one of RCN's largest shareholders. Pursuant to a stockholder's agreement, Red Basin has certain other rights and obligations, including relating to preemptive rights to purchase additional share of common equity, registration rights, restrictions on transfer of shares, limitations on acquiring additional shares, and other matters.

In June 1999 the Company completed a public offering of 9,200,000 shares of RCN Common Stock, with a price to the Public of $39.00 per share. The net proceeds to the Company were approximately $344,043 after deducting issuance costs.

Executive Stock Purchase Plan

The Company has an Executive Stock Purchase Plan ("ESPP"), under which participants may defer, on a tax-free basis, up to 20% of their annual salary plus bonus. The deferred funds are used to purchase shares of RCN Common Stock. Share units corresponding to the shares purchased credited to participants' accounts, and held for the benefit of the participant until the earlier of the end of the deferral period (no less than 3 years) or termination of employment. The Company issues a matching share unit for each share unit credited to a participant's account. The share units do not give such participant any rights as a shareholder. The matching share units vest three years from the deferral and are subject to forfeiture as provided in the ESPP.

The number of shares which may be distributed under the RCN ESPP as matching shares or in payment of share units is 500,000. At December 31, 2001, there were 304,494 RCN ESPP shares arising from participants' contributions and 304,450 matching shares. The Company recognizes the cost of the matching shares over the vesting period. At December 31, 2001, deferred compensation cost relating to matching shares was $1,252. Expense recognized in 2001, 2000 and 1999 was $1,210, $967 and $656, respectively. Matching shares are included in weighted average shares outstanding for purposes of computing earnings per share.

16.  PENSIONS AND EMPLOYEE BENEFITS

In 1997, RCN established a 401(k) savings plan that also qualifies as an ESOP (the "ESOP"). Contributions charged to expense in 2001, 2000 and 1999 for these plans were $4,935, $3,687 and $1,948, respectively. During the year 2001, the Company issued 51,014 shares of treasury stock to the RCN 401k savings plan related to late deposits.


In addition, the Company has two additional 401(k) savings plans as the result of the 21st Century acquisition. Both plans are employee contribution plans with no employer matching contribution. The Company plans to merge these plans into the existing RCN 401(k) savings plan.

The Company provides certain post-employment benefits to former or inactive employees of the Company who are not retirees. These benefits are primarily short-term disability salary continuance. The Company accrues the cost of post-employment benefits over employees' service lives. The Company uses the services of an enrolled actuary to calculate the expense. The net periodic post-employment benefit cost was approximately $40, $1,028 and $303 in 2001, 2000 and 1999, respectively.

17.  COMMITMENTS AND CONTINGENCIES

a. The Company had various purchase commitments at December 31, 2001 related to its 2002 construction budget.

b. Total rental expense, primarily for office space and equipment, was $42,937, $32,237 and $18,321 for 2001, 2000 and 1999, respectively. At December 31, 2001, rental commitments under noncancellable leases, excluding annual pole rental commitments of approximately $4,592 that are expected to continue indefinitely, are as follows:

                        Year                     Aggregate Amounts
                        2002                        $ 35,282
                        2003                        $ 34,258
                        2004                        $ 31,576
                        2005                        $ 28,484
                        2006                        $ 30,006
                       Thereafter                   $202,607

c. The Company has outstanding letters of credit aggregating $38,676 at December 31, 2001 of which $23,676 is collaterlized by cash.

d. The Company expects that it will not be able to meet all of the construction and system build-out requirements contained in some of the cable franchise agreements it has entered into with certain local governments. The Company is attempting to negotiate with franchising authorities to extend, modify, terminate or postpone the terms of the applicable franchise to avoid any breaches and related penalties. The Company can make no assurances that it will be able to reach a satisfactory resolution of these issues, or that the municipalities involved will not seek to invoke the liquidated damages and other penalties to which they may claim to be entitled pursuant to the franchise agreements. Several jurisdictions have threatened or have brought legal action to seek damages or other remedies for our current or expected future non-compliance with construction and system build-out requirements. While the Company will raise both statutory and contractual defenses to such claims, and believes that its defenses are reasonable and justified, the law in this area is uncertain and the Company can make no assurances that it will be successful in defending such actions. If the Company does not prevail in our defense of these actions, it could be subject to significant damages. If all of the franchising authorities with which the Company has franchise arrangements were to make similar challenges and prevail in such efforts, the Company could be subject to aggregate penalties which could have a material adverse effect on its operations.

In addition to the above, in the normal course of business, there are various legal proceedings outstanding. In the opinion of management, these proceedings will not have a material adverse effect on the financial position or results of operations or liquidity of the Company.

e. With respect to its tax free spin-off in September 1997 from C-TEC Corporation, the Company has agreed to indemnify Cable Michigan and CTE and their respective subsidiaries against any and all liabilities which arise primarily from or relate primarily to the management or conduct of the business of the Company prior to the effective time of the Distribution. The Company has also agreed to indemnify Cable Michigan and CTE and their respective subsidiaries against 30% of any liability which arises from or relates to the management or conduct prior to the effective time of the Distribution of the businesses of C-TEC and its subsidiaries and which is not a true CTE liability, a true Cable Michigan liability or a true Company liability.

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

f. In order to meet the requirements of the Private Letter Ruling received at the time of the tax-free distribution of RCN stock with respect to its spin-off from CTE, Inc., the Company had a contingent obligation to fund the ESOP portion of its 401(k) plan with shares of Company Common Stock by September 30, 2002 up to 3% of the total number of shares of Company Common Stock outstanding at September 30, 1997 as increased by the number of shares issuable to NSTAR Securities pursuant to the Exchange Agreement (collectively, "Outstanding Company Common Stock") with a market value at such time of not less than $24,000, the Company will issue to the ESOP, in exchange for a note from the ESOP (the "ESOP Note"), the amount of Company Common Stock necessary to increase the ESOP's holdings of Company Common Stock to that level, provided, however, that the Company is not obligated to issue shares to the ESOP in excess of 5% of the total number of shares of Outstanding Company Common Stock.

During the second quarter of 2001, the Company received a supplemental IRS Letter Ruling modifying the Company's contingent funding obligation to 3% of the Company's outstanding shares immediately after the spin-off, or approximately
1.64 million shares of Common Stock, to the ESOP portion of the 401(k) plan, regardless of the value of the shares in the ESOP.

As of December 31, 2001, the ESOP holds approximately 1,405,000 shares of outstanding Company Common Stock.

18.  RELATED PARTY TRANSACTIONS

The Company had the following transactions with related parties during the years ended December 31, 2001, 2000 and 1999:
                                                    2001      2000      1999
                                                  --------  --------  --------

Corporate office costs allocated
  to related parties                              $  1,200  $  1,996  $  5,235
Terminating revenues from related party              7,846     7,066     8,948
Expenses allocated to unconsolidated
  joint venture partner                             19,305    21,776    21,466
Related party expenses for network construction    202,683    83,675    48,878
Related party expenses for utility service           2,467     2,392     2,236

At December 31, 2001 and 2000, the Company has accounts receivable from related parties of $16,765 and $37,874, respectively, for these transactions. At December 31, 2001 and 2000, the Company has accounts payable to related parties of $20,693 and $89,800, respectively, for these transactions.

The Company has an existing relationship with Commonwealth Telephone Enterprises, Inc. ("CTE"). Our Chairman and Chief Executive Officer is also the Chairman of CTE. Eight of our Directors also serve on the board of directors of CTE. Prior to September 30, 1997, RCN was a wholly owned subsidiary of CTE (formerly C-TEC Corporation). On September 30, C-TEC distributed the shares of RCN to its shareholders. The Company agreed to provide or cause to be provided certain specified services (management services) to CTE for a transitional period after the distribution. The total fee for 2001, 2000, and 1999 was approximately $1.2 million, $2.0 million, and $5.2 million, respectively. This transaction was not the result of an arm's length negotiations as the Company and CTE have certain common officers and directors. However, the agreement is designed to reflect an arrangement that would have been agreed upon by parties negotiating at arm's length.

The Company had the following transactions with related parties during the year. All transactions were carried out on an arm's length basis:

In 2001, the Company paid NSTAR Communications approximately $61.9 million, primarily for network construction and related support and separately paid NSTAR approximately $2.5 million for utility service. For the years ended December 31, 2000 and 1999 the total costs paid to NSTAR and BECO were approximately $36.7 million and $59.8 million, respectively. Construction costs are capitalized and are recorded as Property, plant, and equipment on the Company's Balance Sheets. A Director of the Company is also the Chairman and Chief Executive Officer of BECO and NSTAR Communications.

In 2001, the Company paid Sordoni Skanska, a subsidiary of Skanska USA, as project manager, approximately $54.2 million to oversee network construction and for related labor costs in several of the Company's markets. The Company reimburses Sordoni Skanska for staff and administrative services, project management fees, and invoices from sub contractors. The Company also paid Barney Skanska approximately $11.3 million for construction services relating to certain of the Company's hub sites. For the years ended December 31, 2000 and 1999 the total costs paid were approximately $52.6 million and $2.5 million, respectively. Construction costs are capitalized and are recorded as Property, plant, and equipment on the Company's Balance Sheets. A Director of the Company is also the President of Skanska USA.

In 2001, the Company paid Level 3 approximately $10.6 million for network construction and approximately $2.8 million for circuit costs. For the years ended December 31, 2000 and 1999 the total costs paid were approximately $4.6 million and $6.0 million, respectively. Level 3 owns 26.16% of the outstanding shares of common stock in RCN as of December 31, 2001. In addition, the Company's Chairman and Chief Executive Officer and Director is also a Director of Level 3.

The Company provided CTE local and long distance services of approximately $7.6 million during 2001. Commonwealth Telephone Company and CTSI, Inc. a subsidiary of CTE, provided the Company with local and long distance services of approximately $702.0 thousand. For the years ended December 31, 2000 and 1999 the total costs paid were approximately $1.1 million and $1.0 million, respectively.

In 2001, the Company paid the Hanify and King law firm approximately $182.0 thousand for legal services. The Company's Chairman and Chief Executive Officer and Director has a family member who is a partner with Hanify and King.

In 2001, the Company paid USA Networks, Inc. approximately $1.9 million for programming services. A Director of the Company is also a Director of USA Networks.

In 2001, the Company paid $196.3 thousand to Liberty Mutual Insurance Company to lease office space for operations in our Boston market. A Director of the Company is also a Director of Liberty Mutual Insurance Company.


19.  OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

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

20.  SUBSEQUENT EVENTS

The Company has entered into an Amendment to the Credit Agreement dated March 25, 2002 (the "Amendment"). This Amendment amends certain financial covenants and certain other negative covenants to reflect the Company's current business plan and amends certain other terms of the Credit Agreement, including increases to the margins and commitment fee payable thereunder. In connection with the Amendment, the Company has agreed to pay to certain lenders an aggregate fee of approximately $12,900, to repay $187,500 of outstanding term loans under the Credit Facility and to permanently reduce the amount available under the revolving loan from $250,000 to $187,500. The Company has also agreed that it may not draw down additional amounts under the revolving loan until the later of the date on which the Company delivers to the lenders financial statements for the period ending March 31, 2004, and the date on which the Company delivers to the lenders a certificate with calculations demonstrating that the Company's EBITDA was at least $60,000 in the aggregate for the two most recent consecutive fiscal quarters. In connection with the Amendment, each of the lenders party thereto also agreed to waive any default or event of default under the Credit Agreement that may have occurred prior to the date of the Amendment.

In January 2002, the Company exchanged an additional $24.0 million in face value of certain bonds in exchange for 2,589,237 shares of common stock. We expect to recognize a gain of approximately $11.2 million, after debt issuance costs, in the first quarter of 2002.

SUPPLEMENTARY DATA - QUARTERLY INFORMATION (Unaudited)


2001                                            1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
                                                -----------  -----------  -----------  -----------

Sales                                           $  105,949  $   110,963  $   116,347  $   122,712
Operating (loss) before non-cash stock based
  compensation, depreciation and amortization
  and goodwill write-down and special charges   $  (84,329)  $  (61,616)  $  (40,489)  $  (36,404)
Operating (loss)                                $ (206,331)  $ (616,878)  $ (128,770)  $ (126,219)
Loss before extraordinary item                  $ (220,969)  $ (639,255)  $ (148,897)  $ (159,679)
Loss before extraordinary item per average share$    (2.95)  $    (7.38)  $    (1.92)  $    (2.03)
Net (loss)income                                $ (220,969)  $ (639,255)  $  (73,415)  $  248,850
Common Stock
  High                                          $    14.06   $     7.00   $     5.75   $     4.43
  Low                                           $     5.13   $     2.94   $     1.95   $     2.45

2000                                            1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
                                                -----------  -----------  -----------  -----------

Sales                                           $   71,257   $   78,952   $   88,245   $   94,996
Operating (loss) before non-cash stock based
  Compensation, depreciation and amortization   $  (67,550)  $  (72,696)  $  (83,147)  $ (108,566)
Operating (loss)                                $ (111,962)  $ (151,782)  $ (182,391)  $ (212,709)
Net (loss)                                      $ (138,121)  $ (172,860)  $ (198,038)  $ (259,695)
Common Stock
  High                                          $    72.00   $    51.50   $    29.75   $    19.00
  Low                                           $    45.06   $    20.06   $    17.50   $     6.06

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

\s\ Timothy J. Stoklosa
-----------------------
Timothy J. Stoklosa
Executive Vice President
 Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of RCN Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 36 present fairly, in all material respects, the financial position of RCN Corporation and its Subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14 (a)(2) on page 36 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the financial statements, the Company changed its method of accounting for stock-based compensation in 2000.

\s\ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 1, 2002, except for Notes 13 and 20 as to which the date is March 25, 2002