Form 10-Q
period 2002-03-31
RCN CORP /DE/
filed 2002-05-14
CIK 1041858

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

      [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Quarterly Period Ended March 31, 2002.

                                     OR

      [ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

            For the Transition Periods from ______ to ______.

                       Commission File Number:  0-22825

                              RCN CORPORATION
          (Exact name of registrant as specified in its charter)

          Delaware                                         22-3498533
(State of other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)

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

YES  X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of March 31, 2002.

Common Stock                    102,017,616

RCN CORPORATION

INDEX

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Statements of
              Operations for the Three Months Ended
              March 31, 2002 and 2001

              Condensed Consolidated Balance Sheets-
              March 31, 2002 and December 31, 2001

              Condensed Consolidated Statements of
              Cash Flows for the Three Months Ended
              March 31, 2002 and 2001

              Notes to Condensed Consolidated Financial
              Statements

Item 2.       Management's Discussion and Analysis of
              Results of Operations and Financial
              Condition

Item 3.       Quantitative and Qualitative Disclosures
              About Market Risk

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

SIGNATURE

This Quarterly Report on Form 10-Q is for the three months ended March 31, 2002. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to incorporate by reference information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In this Quarterly Report, "RCN", "we", "us" and "our" refer to RCN Corporation and its subsidiaries.

You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the SEC. Some of the statements and information contained in this Form 10-Q discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. Those statements and information are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The "forward-looking" information is based on beliefs of management as well as assumptions made and information currently available to us. In some cases, these so-called forward-looking statements can be identified by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. These statements only reflect our predictions. Actual events or results may differ substantially. Important factors that could cause actual results to be materially different from anticipated results and expectations expressed in any forward-looking statements made by or on behalf of us include, but are not limited to, the Company's failure to:

         - achieve and sustain profitability based on the implementation of our broadband network;

         -        obtain adequate financing;

         -        overcome significant operating losses;

         - produce sufficient cash flow to fund our business and our anticipated growth;

         -        attract and retain qualified management and other personnel;

         - develop and implement effective business support systems for provisioning orders and billing customers;

         -        obtain and maintain regulatory approvals;

         - meet the terms and conditions of our franchise agreements and debt agreements, including the indentures relating to our bonds and our secured credit agreement;

         - achieve adequate customer penetration of our services to offset the fixed costs;

         - develop and successfully implement appropriate strategic alliances or relationships;

         -        obtain equipment, materials, inventory at competitive prices;

         -        obtain video programming at competitive rates;

         -        complete acquisitions or divestitures;

         - efficiently and effectively manage changes in technology, regulatory or other developments in the industry, changes in the competitive climate in which we operate, and relationships with franchising authorities.

The Company undertakes no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                          RCN CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in Thousands, Except Per Share and Per Share Data)
                                     (Unaudited)

                                                   For the Three Months Ended
                                                             March 31,
                                                 -------------------------------
                                                        2002             2001
                                                 -------------     -------------
Sales                                            $     124,535     $     105,949
Costs and expenses, excluding non-cash
 stock based compensation, depreciation
 and amortization:
   Direct expenses                                      50,838            53,159
   Operating and selling, general
   and administrative                                  100,881           137,119
Non-cash stock based compensation                        2,576            14,326
Impairments and special charges                           (478)           16,000
Depreciation and amortization                           75,897            91,676
                                                 -------------     -------------
Operating loss                                        (105,179)         (206,331)
Investment income                                        7,644            37,464
Interest expense                                       (40,614)          (53,566)
Other income (expense), net                                912              (552)
                                                 -------------     -------------
Loss before income taxes                              (137,237)         (222,985)
Benefit from income taxes                                  750             2,578
                                                 -------------     -------------
Loss before equity in unconsolidated
  entities and minority interest                      (136,487)         (220,407)
Equity in income (loss) of unconsolidated
  entities                                              11,114            (7,172)
Minority interest in loss of
  consolidated entities                                  3,155             6,610
                                                 -------------     -------------
Loss before extraordinary item                        (122,218)         (220,969)
Extraordinary item, net of tax of $0                    13,073                --
                                                 -------------     -------------
Net loss                                              (109,145)         (220,969)
Preferred dividend and accretion
 requirements                                           39,526            36,972
                                                 -------------     -------------
Net loss to common shareholders                  $    (148,671)         (257,941)
                                                 =============     =============
Basic and Diluted loss per average
 common share:
  Net loss before extraordinary item             $       (1.59)    $       (2.95)
  Extraordinary item                             $         .13                --
  Net loss to shareholders                       $       (1.46)    $       (2.95)
                                                 =============     =============
  Weighted average shares outstanding              101,826,546        87,493,124
                                                 =============     =============

See accompanying notes to Condensed Consolidated Financial Statements.

                        RCN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                               March 31,   December 31,
                                                 2002         2001
                                             (Unaudited)
                                             ----------    ----------
ASSETS

Current assets:
   Cash and temporary cash investments       $  111,099    $  476,220
   Short-term investments                       397,005       362,271
   Accounts receivable from related
      parties                                    26,839        16,765
   Accounts receivable, net of reserve
      for doubtful accounts of $15,832
      at March 31, 2002 and $17,392
      at December 31, 2001                       52,813        51,766
   Unbilled revenues                              2,178         2,090
   Interest and dividends receivable              3,921         4,558
   Prepayments and other                         19,878        18,828
   Restricted short-term investments             23,426        23,676
                                             ----------    ----------
Total current assets                            637,159       956,174

Property, plant and equipment, net of
   accumulated depreciation of $717,749
   at March 31, 2002 and $643,754 at
   December 31, 2001                          2,270,085     2,320,198
Investments in joint ventures and equity
   securities                                   249,487       229,294
Intangible assets, net of accumulated
   amortization of $64,761 at
   March 31, 2002 and $64,692
   at December 31, 2001                           3,232         3,263
Goodwill, net of accumulated amortization
   of $51,792 at March 31, 2002 and at
   December 31, 2001                             45,147        45,147
Deferred charges and other assets                52,558        49,055
                                             ----------    ----------
Total assets                                 $3,257,668    $3,603,131
                                             ==========    ==========

LIABILITIES, REDEEMABLE PREFERRED
AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Current maturities of capital lease
      obligations and long-term debt             $    25,494     $    22,532
    Accounts payable                                  19,482          34,718
    Accounts payable to related parties               38,293          20,693
    Advance billings and customer deposits            26,018          25,781
    Accrued exit costs                                30,419          39,271
    Accrued expenses and other                       172,730         214,435
                                                 -----------     -----------
Total current liabilities                            312,436         357,430
                                                 -----------     -----------

Long-term debt                                     1,679,026       1,873,616
Other deferred credits                                 5,019          10,653
Minority interest                                     48,142          51,298

Commitments and contingencies

Redeemable preferred stock, Series A,
   convertible, par value $1 per share;
   708,000 shares authorized, and 307,506
   and 302,217 shares issued and
   outstanding at March 31, 2002 and December
   31, 2001, respectively                            299,408         293,951
Redeemable preferred stock, Series B,
   convertible, par value $1 per share;
   2,681,931 shares authorized, and
   1,907,451 and 1,874,645 shares issued
   and outstanding at March 31, 2002 and
   December 31, 2001, respectively                 1,882,393       1,848,325

Common shareholders' equity:
   Common stock, par value $1
     per share, 300,000,000
     shares authorized, 102,017,616
     and 99,841,256 shares issued,
     respectively                                    102,522          99,841
   Additional paid-in capital                      1,422,490       1,416,529
   Cumulative translation adjustments                 (5,134)         (8,208)
   Unearned compensation expense                     (11,584)        (15,898)
   Unrealized appreciation on investments                250           2,949
   Treasury stock, 785,185 shares and 513,615
     shares at cost at March 31, 2002 and
     December 31, 2001, respectively                  (9,583)         (8,309)
   Accumulated deficit                            (2,467,717)     (2,319,046)
                                                 -----------     -----------
Total common shareholders' deficit                  (968,756)       (832,142)
                                                 -----------     -----------
Total liabilities, redeemable
  preferred stock and common
  shareholders' deficit                          $ 3,257,668     $ 3,603,131
                                                 ===========     ===========

See accompanying notes to Condensed Consolidated Financial Statements.

                                 RCN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (Unaudited)

                                                    For the Three
                                                     Months Ended
                                                       March 31,
                                                    2002        2001
                                                  ---------   ---------
Cash flows from operating activities
  Net loss                                        $(109,145)    $(220,969)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
     Accretion of discounted debt                    18,562        30,069
     Amortization of financing costs                  7,415         2,127
     Non-cash stock based compensation expense        2,576        14,326
     Gain on sale of property, plant
       and equipment                                   (518)           --
     Extraordinary item                             (13,073)           --
     Depreciation and amortization                   75,897        91,676
     Deferred income taxes, net                        (750)       (2,578)
     Provision for losses on accounts
       Receivable                                     2,952         6,685
     Equity in (income) loss of
       unconsolidated entities                      (11,114)        7,172
     Special charges                                   (478)       16,000
     Minority interest                                3,155         6,610
                                                  ---------     ---------
                                                    (24,521)      (48,882)
     Change in working capital                      (61,208)     (195,933)
                                                  ---------     ---------
Net cash used in operating activities               (85,729)     (244,815)
                                                  ---------     ---------

Cash flows from investing activities:
  Additions to property, plant and equipment,
    net of retirements and sales                    (41,516)     (225,980)
  Short-term investments, net                       (37,433)      441,556
  Investment in unconsolidated joint venture         (6,000)      (22,000)
  Proceeds from sale of assets                        2,327            --
  Other                                               1,585        (2,322)
                                                  ---------     ---------
Net cash (used in) provided by
  investing activities                              (81,037)      191,254
                                                  ---------     ---------

Cash flows from financing activities
  Repayment of long term debt                     (187,500)         (641)
  Repayment of capital leases                         (549)           --
  Payments made for debt financing costs           (10,315)           --
  Proceeds from the exercise of stock options            9            91
                                                 ---------     ---------
Net cash used in financing activities             (198,355)         (550)
                                                 ---------     ---------
Net decrease in cash and temporary
  cash investments                                (365,121)      (54,111)

Cash and temporary cash investments at
  beginning of period                              476,220       356,377
                                                 ---------     ---------

Cash and temporary cash investments at
  end of period                                  $ 111,099     $ 302,266
                                                 =========     =========

Supplemental disclosures of cash flow
information
Cash paid during the periods for:
  Interest (net of $6,275 and $7,774
  capitalized in 2002 and 2001,
  respectively)                                  $  25,268     $  25,734
                                                 =========     =========


See accompanying notes to Condensed Consolidated Financial Statements

                        RCN CORPORATION AND SUBSIDIARIES
                                    FORM 10Q
                          QUARTER ENDED MARCH 31, 2002
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Thousands of Dollars, Except Per Share Amounts)
                                  (Unaudited)


1.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of RCN Corporation and its wholly owned subsidiaries, (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted pursuant to such rules and regulations.

The accompanying condensed consolidated financial statements are unaudited. In the opinion of the management, such statements include all adjustments, which consists of only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, and the Risk Factors included in the Company's December 31, 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 2002 are not necessarily indicative of operating results for the full year.

Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those classifications used in 2002.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". This pronouncement changes the accounting for goodwill and intangible assets with indefinite lives from an amortized method to an impairment approach. The Company has approximately $45,000 of unamortized goodwill and approximately $3,000 of unamortized identifiable intangible assets at March 31, 2002. In addition, there is approximately $59,000 of remaining goodwill embedded in the carrying amount of the Company's investment in Megacable. The Company has adopted the provisions of SFAS No. 142 in the first quarter ended March 31, 2002. The Company no longer records amortization relating to its existing goodwill and embedded goodwill.

SFAS No. 142 requires that goodwill be tested at least annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company will complete the first step of the goodwill impairment test during the second quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as a cumulative effect of a change in accounting principle in the first quarter of 2002. The Company has not yet determined what effect these impairment tests will have on the Company's earnings and financial position.

The following are identifiable intangible assets that have finite lives and are subject to amortization:

                                  March 31,   December 31,
                                     2002        2001
                                  --------     --------

Franchise and subscriber lists    $ 66,599     $ 66,561
Non-compete agreements                 100          100
Building access rights                  98           98
Other intangible assets              1,196        1,196
                                  --------     --------
Total intangible assets             67,993       67,955
Less accumulated amortization      (64,761)     (64,692)
                                  --------     --------
Intangible assets, net            $  3,232     $  3,263
                                  ========     ========

The total amortization expense for the three-month period ending March 31, 2002 was $69. The estimated aggregate amortization expense for the next five succeeding fiscal years is:

For the period April 1, 2002 thru
  December 31, 2002                         $ 265
For the year ended December 31, 2003        $ 255
For the year ended December 31, 2004        $ 237
For the year ended December 31, 2005        $ 255
For the year ended December 31, 2006        $ 270

The Company had no identifiable intangible assets with indefinite lives that are not subject to amortization at March 31, 2002 and December 31, 2001.

The Company had goodwill of $96,939 and accumulated amortization of $51,792 at March 31, 2002 and at December 31, 2001. In accordance with SFAS No. 142, no goodwill amortization expense was recognized during the three month period ended March 31, 2002. The estimated annual amortization of goodwill no longer recorded in accordance with the adoption of SFAS No. 142 is approximately $12,000 for the year 2002. The estimated annual amortization of goodwill embedded in the carrying value of the investment in Megacable is approximately $7,300. Goodwill and embedded goodwill amortization recognized for the three months ended March 31, 2001 was $26,763 and $1,833, or $.31 and $.02 per basic and diluted share, respectively. All goodwill has been allocated to reporting units identified by the Company.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of, and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The Company has adopted SFAS No. 144 beginning January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on our financial condition or the results of our operations for the period ended March 31, 2002.

In April 2002, the FASB issued SFAS No. 145, "Rescission on FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Under certain provisions of SFAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items net of the effects of income taxes. Instead, those gains and losses should be included as a component of income before income taxes. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item should be reclassified upon adoption. Had the Company adopted SFAS No. 145 in the first quarter of fiscal year 2002, the extraordinary gain on early retirement of debt of $13,073 would have been reflected in loss before income taxes. There would be no resulting change in net loss.

3.       ASSET SALE

During the quarter ended March 31, 2002, the Company completed the sale of a portion of our business customer base that was not served by our broadband network, for cash proceeds of approximately $3,000. The sale includes approximately 12,000 service connections of which 9,000 are Verizon commercial resale voice lines and the balance is digital subscriber lines. Based on certain contingencies as outlined in the sale agreement, the final result of the sale has not been determined. The Company expects to realize an immaterial gain on the transaction.

4.       SPECIAL CHARGES AND ACCRUED EXIT COSTS

The Company has shifted focus from construction in new markets to additional construction activities in its existing markets to achieve higher growth and lower incremental capital spending. Construction material levels were assessed based on the build-out requirements of our revised plan. The assessment process resulted in the identification of excess construction material that cannot be used for alternative use and which is either to be returned to vendors, or resold to a secondary market. During the three months ended March 31, 2002 and 2001, a charge in the amount of approximately $4,327 and $16,000, respectively, was recognized to write down excess construction materials to their net realizable value.

As a result of the change in expansion plans, the Company initiated discussions with the respective franchising authorities to inform them of the Company's decision to stop or delay construction. At December 31, 2001, the Company had approximately $15,710 in accrued exit costs and penalties associated with the decision to stop or delay construction in certain markets. Of this amount, the Company paid approximately $324 during the three months ended March 31, 2002 and recognized approximately $2,049 in additional accrued costs and penalties which are included in the Operating, selling, general and administrative expenses.

A detailed review of facility requirements against lease obligations was also conducted to identify excess space. The Company is in the process of consolidating space and exiting or subleasing excess facilities. Costs to exit excess facilities were determined based on existing contractual terms reduced by estimates of sublease income at prevailing market rates. At December 31, 2001, the Company had approximately $23,561 in accrued costs to exit excess facilities. Of this amount, the Company paid approximately $5,772 during the three months ended March 31, 2002. Also in the first quarter 2002, the Company recognized recoveries in the amount of approximately $4,805 as a result of settlements and a change in estimates related to certain lease obligations.

The total activity for the three months ended March 31, 2002 for accrued exit costs and the balance at March 31, 2002 is as follows:

                                        Franchise Exit                       Total
                                          Costs and         Facility       Accrued
                                          Penalties        Exit Costs     Exit Costs
                                        --------------     ----------     ----------

Balance at December 31, 2001              $ 15,710         $ 23,561         $ 39,271
Three months ended March 31, 2002:
  Additional accrued costs                   2,049               --            2,049
  Recoveries                                    --           (4,805)          (4,805)
  Payments                                    (324)          (5,772)          (6,096)
                                          --------         --------         --------
Balance at March 31, 2002                 $ 17,435         $ 12,984         $ 30,419
                                          ========         ========         ========

5.       LONG-TERM DEBT

In June 1999, the Company and certain of its subsidiaries together, (the "Borrowers") entered into a $1,000,000 Senior Secured Credit Facility (the "Credit Facility"). The collateralized facilities were comprised of a $250,000 seven-year revolving Credit Facility (the "Revolver"), a $250,000 seven-year multi-draw term loan facility (the "Term Loan A") and a $500,000 eight-year term loan facility (the "Term Loan B"). All three facilities are governed by a single credit agreement (as amended, the "Credit Agreement").

The Company entered into an Amendment to the Credit Agreement dated March 25, 2002 (the "Amendment"). This Amendment amends certain financial covenants and certain other negative covenants, and adds certain covenants to reflect the Company's current business plan and amends certain other terms of the Credit Agreement, including increases to the interest rate margins and commitment fee payable thereunder. The Company can make no assurances that it would have been able to satisfy and comply with the covenants under the Credit Agreement if it had not negotiated and entered into the Amendment, which could have resulted in an event of default under the Credit Agreement. In connection with the Amendment, the Company agreed to pay to certain lenders and third parties an aggregate fee of approximately $14,400 of which approximately $10,300 was paid in the first quarter 2002, to repay $187,500 of outstanding term loans under the Credit Facility, and to permanently reduce the amount available under the revolving loan from $250,000 to $187,500. The Company has also agreed that it may not draw down additional amounts under the revolving loan until the later of the date on which the Company delivers to the lenders financial statements for the period ending March 31, 2004, and the date on which the Company delivers to the lenders a certificate with calculations demonstrating that the Company's EBITDA was at least $60,000 in the aggregate for the two most recent consecutive fiscal quarters. In connection with the Amendment, each of the lenders party thereto also agreed to waive any default or event of default under the Credit Agreement that may have occurred prior to the date of the Amendment.

As adjusted by the Amendment, the interest rate on the Credit Facility is, at the election of the Borrowers, based on either a LIBOR or an alternate base rate option. For the Revolver or Term Loan A borrowing, the interest rate will be LIBOR plus a spread of up to 350 basis points or the base rate plus a spread of 250 basis points, depending upon whether the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA") has become positive and thereafter upon the ratio of debt to EBITDA. In the case of the Revolver the Company will pay a fee of 150 basis points on the unused commitment. For all Term Loan B borrowings the interest includes a spread that is fixed at 400 basis points over the LIBOR or 300 basis points over the alternate base rate. In addition, the LIBOR rate is subject to a 3.00% per annum minimum.

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

In accordance with the Credit Agreement, the Company prepaid $62,500 of the Term Loan A on March 25, 2002. At March 31, 2002, $187,500 of the Term Loan A was outstanding. Amortization of the Term Loan A starts on September 3, 2002 and will be repaid in quarterly installments based on percentage increments of the Term Loan A that start at 3.75% per quarter on September 3, 2002 and increase in steps to a maximum of 10% per quarter on September 3, 2005 through to maturity at June 3, 2006.

In accordance with the Credit Agreement, the Company prepaid $125,000 of the Term Loan B on March 25, 2002. At March 31, 2002, $375,000 of the Term Loan B was outstanding. Amortization of the Term Loan B starts on September 3, 2002 with quarterly installments of $750 per quarter until September 3, 2006 when the quarterly installments increase to $90,750 per quarter through to maturity at June 3, 2007.

During the quarter ended March 31, 2002, the Company completed two debt repurchases for certain of its Senior and Senior Discount Notes. The Company retired approximately $24,037 in face amount of debt with a book value of $22,142. The Company recognized an extraordinary gain of approximately $13,073 from the early retirement of debt in which approximately $722 in cash was paid and approximately 2,589,237 shares of common stock with a value of $7,875 were issued. In addition, the Company incurred fees of $180 and wrote off debt issuance costs of $292.

Long-term debt outstanding at March 31, 2002 and December 31, 2001 is as follows:

                                              March 31,     December 31,
                                                2002            2001
                                           ------------    ------------

Term Loans                                  $  562,500      $  750,000
Senior Notes 10% due 2007                      161,116         161,116
Senior Discount Notes 11.125% due 2007         302,279         316,351
Senior Discount Notes 9.8% due 2008            300,169         293,073
Senior Discount Notes 11% due 2008             126,895         123,499
Senior Notes 10.125% due 2010                  231,736         231,736
Capital Leases                                  19,825          20,373
                                            ----------      ----------
Total                                        1,704,520       1,896,148
Due within one year                             25,494          22,532
                                            ----------      ----------
Total Long-Term Debt                        $1,679,026      $1,873,616
                                            ==========      ==========

Contractual maturities of long-term debt over the next 5 years as are as follows:

                                                   Aggregate Amounts
   For the period April 1, 2002 thru
     December 31, 2002                                 $ 16,899
   For the year ended December 31, 2003                $ 38,466
   For the year ended December 31, 2004                $ 46,471
   For the year ended December 31, 2005                $ 64,813
   For the year ended December 31, 2006                $221,468

6.       STOCK OPTIONS

Incentive Stock Options

The Company granted 38,250 and 1,609,034 Incentive Stock Options("ISO's")with a fair value under SFAS No. 123 of approximately $78 and $2,474 to employees during the three months ended March 31, 2002 and 2001, respectively.

Non-cash stock based compensation expense under SFAS No. 123 related to ISO's recognized during the three months ended March 31, 2002 and 2001 was approximately $3,607 and $3,301, respectively. As of March 31, 2002, the Company had not reflected $18,397 of unamortized compensation expense in its financial statements for options granted as of March 31, 2002. The unamortized compensation expense is recognized over the ISO's vesting period, which is approximately three years.

Outperform Stock Option Plan

The Company granted 53,000 and 87,500 Outperform Stock Options ("OSO's") to employees during the three months ended March 31, 2002 and 2001, respectively. The terms and conditions of the OSO's granted in 2002 were generally the same as the OSO's granted to employees in 2001, as described in the Company's proxy statement relating to the May 17, 2001 Annual Shareholders Meeting, except that the initial strike price is the market price on the date of grant.

Non-cash stock based compensation expense related to OSO's recognized during the three months ended March 31, 2002 and 2001 was approximately $5,759 and

$6,665, respectively. As of March 31, 2002, the Company had not reflected $50,677 of unamortized compensation expense in its financial statements for options granted as of March 31, 2002. The unamortized compensation expense is recognized over the OSO's vesting period, which is approximately five years.

Restricted Stock

The Company recorded $4,366 and $3,949 of non-cash compensation expense during the three months ended March 31, 2002 and 2001, respectively, relating to grants of restricted stock to employees pursuant to its restricted stock program. During the first quarter of 2002, the Company cancelled 687,753 grants of restricted stock, resulting in a $11,360 reduction to non-cash compensation expense for the quarter ended March 31, 2002.

As of March 31, 2002, the Company had unearned compensation costs of $11,584 which is being amortized to expense over the restriction period.

Preferred Stock

At March 31, 2002 the Company paid cumulative dividends in the amount of $257,451 in additional shares of Series B Preferred Stock. At March 31, 2002 the number of common shares that would be issued upon conversion of the Series B Preferred Stock was 30,765,341.

At March 31, 2002 the Company paid cumulative dividends in the amount of $57,506 in the form of additional Series A Preferred Stock. At March 31, 2002 the number of common shares that would be issued upon conversion of the Series A Preferred Stock was 7,884,771.

7.       EARNINGS PER SHARE

Basic loss per share is computed based on net loss after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on net loss after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock and stock options which would have been assumed to be converted in the three months ended March 31, 2002 and have a dilutive effect if the Company had income from continuing operations is 37,992,609 and 9,392, respectively. The number of shares of preferred stock and stock options which would have been assumed converted in the three months ended March 31, 2001 and have a dilutive effect if the Company had income from continuing operations is 35,445,598 and 1,040,467, respectively.

                                              Three Months Ended March 31,
                                            ---------------------------------
                                                  2002            2001
                                            -------------       -------------

Loss before extraordinary item              $    (122,218)      $    (220,969)
Extraordinary item                                 13,073                  --
Preferred stock dividend and
  accretion requirements                          (39,526)            (36,972)
                                            -------------       -------------
Net loss to common shareholders             $    (148,671)      $    (257,941)
                                            =============       =============

Basic loss per average common share:
  Weighted average shares outstanding         101,826,546          87,493,124
  Loss per average common share before
    extraordinary item                      $       (1.59)      $       (2.95)
  Extraordinary item                        $        0.13       $          --
  Net loss to common shareholders           $       (1.46)      $       (2.95)

Diluted loss per average common share:
  Weighted average shares outstanding         101,826,546          87,493,124
  Dilutive shares                                      --                  --
                                            -------------       -------------
  Weighted average shares and common
    stock equivalents outstanding             101,826,546          87,493,124
                                            =============       =============
  Loss per average common share             $       (1.46)      $       (2.95)

8.       COMPREHENSIVE INCOME

The Company primarily has two components of comprehensive income, cumulative translation adjustments and unrealized appreciation/depreciation on investments. The amount of total comprehensive loss for the three months ended March 31, 2002 and March 31, 2001 was ($108,770) and ($218,530), respectively.

9.       COMMITMENTS AND CONTINGENCIES

In order to meet the requirements of the Private Letter Ruling received at the time of the tax-free distribution of RCN stock with respect to its spin-off from CTE, Inc., the Company had a contingent obligation to fund the ESOP portion of its 401(k) plan with shares of Company Common Stock by September 30, 2002 up to certain defined levels as discussed in Note 17 to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 2001.

During the second quarter of 2001, the Company received a supplemental IRS Letter Ruling modifying the Company's contingent funding obligation to 3% of the Company's outstanding shares immediately after the spin-off, or approximately
1.64 million shares of Common Stock, to the ESOP portion of the 401(k) plan, regardless of the value of the shares in the ESOP. As of March 31, 2002, the ESOP holds approximately 1.92 million shares of outstanding Company Common Stock. As of March 31, 2002, the Company has completed its obligation to fund the ESOP portion of the 401(k) plan and is in compliance with the IRS Letter Ruling.

10.      SEGMENT REPORTING

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Thousands of Dollars, Except Per Share Data)

The following discussion should be read in conjunction with the RCN Corporation's ("RCN" or the "Company") condensed consolidated financial statements and notes for the three months ended March 31, 2002, and with the audited financial statements and notes included in the Company's December 31, 2001 Annual Report on the Form 10-K filed with the Securities and Exchange Commission. The Company's critical accounting policies and use of estimates are reported in the Company's December 31, 2001 Annual Report on the Form 10-K. There were no changes to the reported policies and use of estimates.

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

GENERAL

Our primary business is delivering bundled communications services, including local and long distance telephone, video programming (including digital cable
TV) and data services (including cable modem high speed internet access) to residential customers over our predominately owned network. We currently serve customers in 7 of the 10 most densely populated areas of the country. These markets include Boston and 18 surrounding communities, New York City, the Philadelphia suburbs, Washington D.C. and certain suburbs, Chicago, San Francisco and certain suburbs, and certain communities in Los Angeles. We also serve the Lehigh Valley in Pennsylvania, and we are the incumbent franchised cable operator in many communities in central New Jersey. We believe we are the first company in many of our markets to offer one-stop shopping for video, phone and Internet services to residential customers.

ResiLink(SM) is the brand name of our family of bundled service offerings that enables residential customers to enjoy pre-packaged bundles of Phone, Cable TV and high-speed Internet for a flat monthly price. These packages have different combinations of our core services and include various phone features and premium channels. The bundles are designed to appeal to customers seeking simplification and value. In addition to ResiLink, we sell Phone, Cable TV, High-Speed cable modem and dial-up Internet to residential customers on an a-la-carte basis, and we provide communication services to commercial customers. We are working to leverage the excess capacity of our broadband network to allow us to expand our offering of new services.

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

JOINT VENTURES

To increase our market entry and gain access to Rights of Way, we formed key alliances in strategic markets.

The Company is party to the RCN-Becocom, LLC joint venture with NSTAR Communications, Inc. ("NSTAR Communications"), a subsidiary of NSTAR, regarding construction of our broad band network and operation of our telecommunications business in the Boston metropolitan area. NSTAR is a holding company that, through its subsidiaries, provides regulated electric and gas utility services in the Boston area. At March 31, 2002, the Company had an 82.17% interest in the RCN-Becocom joint venture. RCN-Becocom is consolidated in our financial statements.

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

The following financial highlights for the three months ended March 31, 2002 reflect the consolidation of Starpower:

      Financial Highlights                                        Consolidated
     (dollars in thousands)     RCN Corporation     Starpower**     Pro-Forma
     ----------------------     ---------------     -----------   -------------

     Total sales                   $124,535           $20,598        $145,133

     Total direct costs            $ 50,838           $ 4,370        $ 55,208

     Margin                        $ 73,697           $16,228        $ 89,925

     Total operating,
     selling and general
     and administrative
     costs                         $100,881           $11,319        $112,200

     EBITDA*                       $(27,184)          $ 4,909        $(22,275)

*EBITDA - Non GAAP measure calculated as net loss before interest, tax, depreciation and amortization, stock based compensation, extraordinary gains and special charges. Other companies may calculate and define EBITDA differently than RCN.

** Net of related party transactions with RCN Consolidated


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


OVERVIEW OF OPERATIONS

Approximately 93% of the Company's revenue for the three months ended March 31, 2002 is attributable to monthly telephone line service charges, local toll, special features and long-distance telephone service fees, monthly subscription fees for basic, premium, and pay-per-view cable television services, and Internet access fees through high-speed cable modems, dial up telephone modems, web hosting and dedicated access. The remaining 7% of revenue is derived from reciprocal compensation which is the fee local exchange carriers pay to terminate calls on each other's networks, and the Company's long distance wholesale operation. Because of the uncertainty of various regulatory rulings that affect the collectibility of reciprocal compensation, the Company recognizes this revenue as it is realized. We have generated increased revenues over the past quarters and years, primarily through internal growth of our broadband network, internal customer growth, and revenues from new services per customer.

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

During the three months ended March 31, 2002, the Company has continued its initiative set out in 2001 to reduce costs, increase operational efficiencies, and realign resources to focus on core opportunities and product offerings. The following table displays a comparison of our total Operating, selling, general and administrative costs:

                                         Three Months Ended
                           ----------------------------------------------
                             March 31,      December 31,       March 31,
                               2002             2001             2001
                           ------------     ------------     ------------

Total Operating, SG&A       $100,881         $111,145          $137,119

The most significant decrease in Operating, selling, general and administrative expenses is due to reduced labor cost as a result of increased operational efficiencies and the elimination of costs associated with the reduction and elimination of construction in new markets.

During the first quarter 2002, the Company continued its review on expansion plans in certain existing markets to achieve higher growth with lower incremental capital spending. Construction material levels also continued to be assessed based on the build-out requirements of our expansion plans. The assessment process includes the identification of excess construction material that cannot be used for alternative use and which is either to be returned to vendors, or resold to a secondary market. The Company is aware that the secondary market for construction materials is changing, which could effect our salvage value. During the three months ended March 31, 2002, charges recognized to write down the excess construction material were approximately $4,327.

In 2002, the Company has continued conducting a detailed review of facility requirements against lease obligations to identify excess space. We are continuing the process of consolidating space and exiting or subleasing excess facilities.

During the three months ended March 31, 2002, we retired approximately $24,037 in face amount of debt with a book value of $22,142. We recognized a $13,073 gain from the early retirement of debt in which approximately $722 in cash was used.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net loss before extraordinary item was $122,218 or ($1.59) per average common share for the three months ended March 31, 2002 and $220,969 or ($2.95) per average common share for the three months ended March 31, 2001.

Sales:

Total sales increased $18,586, or 17.5%, from $105,949 for the three months ended March 31, 2001 to $124,535 for the three months ended March 31, 2002. The increase was a result of higher network connections, which increased 24.1% from 647,089 at March 31, 2001 to 802,762 at March 31, 2002. Sales by service offerings are as follows:

                            Three Months Ended March 31,
                 ---------------------------------------------------
                        2002                            2001                  2002 over 2001
                 -----------------------     -----------------------     ----------------------
                                  % of                        % of                       %
                   Amount         Sale         Amount         Sales       Change        Change
                 ---------      --------     ---------      --------      --------     --------

Phone            $ 32,909         26.4%       $ 23,662        22.3%        $ 9,247       39.1%
Cable TV           58,566         47.0%         46,970        44.3%         11,596       24.7%
Internet           24,045         19.3%         24,852        23.5%           (807)     - 3.2%
Other               9,015          7.3%         10,465         9.9%         (1,450)     -13.9%
                 --------        ------       ---------      ------        --------
                 $124,535        100.0%       $105,949       100.0%        $18,586
                 ========        ======       ========       ======        ========

The increase in phone sales is attributable to higher average connections. Average network Phone connections increased approximately 63,157 or 43.3% from 145,703 for the three months ended March 31, 2001 to approximately 208,860 for the three months ended March 31, 2002. Average resale Phone connections were approximately 19,505 and 30,442 at March 31, 2002 and 2001 respectively. The increase in revenue is also attributable to the higher monthly revenue per average connection in the three month period ended March 31, 2002 as compared to the three month period ended March 31, 2001 of approximately 7.3%.

The increase in Cable TV sales was primarily due to additional average network Cable TV connections of 50,708 or 12.4% from 408,994 for the three months ended March 31, 2001 to approximately 459,702 for the three months ended March 31, 2002. The increase in revenue is also attributable to the higher monthly revenue per average connection in the three month period ended March 31, 2002 as compared to the three month period ended March 31, 2001 of approximately 10.9%.

The decrease in Internet sales was a result of lower Dial Up average connections. Dial Up average connections decreased 56,086 or 22.8% from 246,448 for the three months ended March 31, 2001 to 190,362 for the three months ended March 31, 2002. The decrease in Dial Up average connections was offset by an increase in High-speed Internet average network connections of 54,333, or 85.6% from 63,506 for the three months ended March 31, 2001 to 117,839 for the three months ended March 31, 2002. The monthly revenue per average connection decreased in the three months ended March 31, 2002 as compared to the three month period ended March 31, 2001 of approximately 2.7%.

Other sales decreased $1,450 or (13.9)% from $10,465 for the three months ended March 31, 2001 to $9,015 for the quarter ended March 31, 2002. The decrease was due primarily to lower reciprocal compensation in 2002.

Costs and Expenses, Excluding Stock-Based Compensation, Depreciation and
Amortization:

Direct expenses, comprising of costs of providing services, decreased $2,321 or 4.4% from $53,159 for the three month period ended March 31, 2001 to $50,838 for the three month period ended March 31, 2002. The decrease in Direct expenses was principally the result of lower cost per connection, which was offset by higher average connections, lower margin on Cable TV sales due to higher franchise fees and programming rates. The Company also recognized a higher margin on Internet sales due to network optimization.

Operating, selling and general and administrative costs decreased $36,238 or 26.4% from $137,119 for the three months ended March 31, 2001 to $100,881 for the three months ended March 31, 2002. Components of Operating, selling and general and administrative costs are as follows:

                                                      Three Months Ended March 31,
                                            ---------------------------------------------------
                                              2002           2001              2002 over 2001
                                            -----------------------        --------------------
                                             Amount         Amount          Change      %Change
                                            --------       --------        --------      ------

Customer service                            $ 14,319       $ 16,525        $ (2,206)     -13.3%
Network operations and construction           14,096         14,769            (673)     - 4.6%
Sales and marketing                           11,482         21,847         (10,365)     -47.4%
Advertising costs                              2,656          4,168          (1,512)     -36.3%
Operating, general and administrative         58,328         79,810         (21,482)     -26.9%
                                            --------       --------         -------
                                            $100,881       $137,119        $(36,238)
                                            ========       ========        ========


Customer service costs decreased primarily due to lower telephone costs of approximately $2,065 and the remainder of the decrease, $141, was attributable to lower staff and personnel related reductions. Lower telephone expenses are attributable to the reduction of the network expansion and network operations.

Network operations and construction costs decreased approximately $320 due to lower engineering and construction headcount and contract labor reductions net of an increase in capitalized costs as part of the cost basis of the telecommunications network. The remainder of the decrease, $353, was primarily due to repair and maintenance costs relating to the network and the fleet.

Sales and marketing costs decreased approximately $7,546 primarily from reductions in staff as a result of the reduction of network expansion and network operations and related commissions and benefits. The remaining decrease, approximately $2,819, is primarily attributable to reductions in sales and promotional discounts.

Advertising expense decreased primarily from lower radio advertising. The decrease is primarily related to a shift in the Company's advertising philosophy away from mass media branding to a more stratified customer targeted campaign. In addition, some of the decreases were due to the reduction of network expansion resulting in the reduction of the need for advertising in newly entered markets.

The Operating, general and administrative expenses decreased primarily as the result of staff reductions and personnel related costs of approximately $10,337. Legal expense decreased approximately $1,953 primarily representing a reduction in litigation and legal costs from the three months ended March 31, 2001 compared to March 31, 2002. Bad debt expense decreased approximately $3,733 primarily as the result of the implementation of the Company's new operational support system. The new operational support system was designed to help the Company provide superior customer service and simplified billing choices. As a result, computer system costs increased by approximately $1,262. Building rent decreased approximately $4,142 as a result of the Company's efforts to reduce excess space and consolidate operations. The remaining net decrease of approximately $2,579 primarily represents lower equipment repair and maintenance, utilities, and insurance.

Non-cash Stock-Based Compensation:

The Non-cash stock-based compensation decreased approximately $11,750 or 82.0%, from $14,326 for the three months ended March 31, 2001 to $2,576 for the three months ended March 31, 2002. The decrease was primarily due to the cancellation of 687,753 grants to restricted stock.

Special Charges:

Special charges decreased $16,478 or 103.0% from $16,000 for the three months ended March 31, 2001 to a credit of $478 for the three months ended March 31, 2002. The $16,000 special charge recognized in 2001 related to a write down of excess construction materials. The credit in 2002 was due to a refinement in additional write down of excess construction material of $4,327 offset by adjustments to the real estate impairment of $4,805 previously recognized in 2001.

In 2001, the Company shifted focus from beginning construction in new markets to additional construction activities in its existing markets to achieve higher growth with lower incremental capital spending. The expansion plans in certain exiting markets were also curtailed or delayed in some markets. In 2001, the Company began an assessment of its construction material levels based on the build-out requirements of the Company's revised expansion plans. The assessment process resulted in the identification of excess construction material that cannot be used for alternative purposes and which is either to be returned to vendors, or resold to a secondary market.

Depreciation and Amortization:

Depreciation and amortization expense decreased $15,779 or 17.2% from $91,676 for the three months ended March 31, 2001 to $75,897 for the three months ended March 31, 2002. The decrease is primarily related to the amortization of goodwill. For the three months ended March 31, 2001, goodwill amortization was $26,763 compared to none for the three months ended March 31, 2002. There was no goodwill amortization expense in 2002 due to the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". This pronouncement changes the accounting for goodwill and intangible assets with indefinite lives from an amortized method to an impairment approach. See note 2 to the Condensed Consolidated Financial Statements for the three months ended March 31, 2002.

The decrease of goodwill amortization was offset by a higher cost basis of property, plant and equipment, subject to depreciation, that was in service at March 31, 2002 compared to March 31, 2001. The property, plant and equipment in service at March 31, 2002 and March 31, 2001 was $2,987,834 and $2,886,791,
respectively.

Investment Income:

Investment income decreased $29,820 or 79.6% from $37,464 for the three months ended March 31, 2001 to $7,644 for the three months ended March 31, 2002. The decrease was a result of lower interest rates and a decrease in average cash, temporary cash investments, short-term investments and restricted investments at March 31, 2002 compared to March 31, 2001. Cash, temporary cash investments, short-term investments, and restricted investments were $531,530 at March 31, 2002 and $1,234,894 at March 31, 2001. The decrease in average cash was primarily attributable to capital expenditures, inventory increases and working capital requirements.

Interest Expense:

Interest expense decreased $12,952 or 24.2% from $53,566 for the three months ended March 31, 2001 to $40,614 for the three months ended March 31, 2002. The decrease resulted primarily from lower accretion on the 11.125%, 9.8% and 11.0% senior discount notes issued in October 1997, February 1998 and June 1998, respectively, and primarily due to the debt extinguishment from the tender offers during the year 2001 and first quarter 2002. The total debt of the Company decreased $584,771 or 25.6% from $2,287,140 at March 31, 2001 to $1,704,520 at March 31, 2002.

Income Tax:

The Company's effective income tax rate was a benefit of 0.5% and 1.2% for the quarter ended March 31, 2002 and March 31, 2001, respectively. The tax effect of the Company's cumulative losses has exceeded the tax effect of accelerated deductions, primarily depreciation, which the Company has taken for federal income tax purposes. As a result, generally accepted accounting principles do not permit the recognition of such excess losses in the financial statements. This accounting treatment does not impact cash flows for taxes or the amounts or expiration periods of actual net operating loss carryovers.

Equity in Income (Loss) of Unconsolidated Entities:

Equity in income (loss) of unconsolidated entities increased $18,286 or 255.0% from a loss of $7,172 for the three months ended March 31, 2001 to income of $11,114 for the three months ended March 31, 2002. The income of $11,114 in 2002 primarily represents the Company's net share of the income from Megacable of $11,692, and losses from Starpower of $558 and J2 Interactive of $20. The loss of $7,172 for the three months ended March 31, 2001 included a loss from Megacable of $527 and a loss from Starpower of $6,645. The Company has imbedded goodwill in the investment in Megacable which is no longer amortized in accordance with SFAS No. 142 (see note 2 to the condensed consolidated financial statements for the three months ended March 31, 2002). The estimated amortization of goodwill in Megacable was approximately $1,800 a quarter.

Minority Interest in Loss of Consolidated Entities:

Minority interest in loss of consolidated entities decreased $3,455 or 52.3% from $6,610 for the three months ended March 31, 2001 to $3,155 for the three months ended March 31, 2002. The minority interest primarily represents the interest of NSTAR Communications, Inc. in the loss of RCN-Becocom.

Extraordinary Item:

Extraordinary item increased to a gain of $13,073 for the three months ended March 31, 2002 from none for the three months ended March 31, 2001. The gain in 2002 was the result of the Company repurchasing certain of its long-term debt. The Company retired approximately $24,037 in face value of debt with a book value of approximately $22,142 for approximately $722 in cash and approximately 2,589,237 shares of common stock with a value of $7,875, plus fees of $180 and the write-off of debt issuance costs of $292.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents, and short-term investments decreased $330,387 to $508,104 at March 31, 2002 from $838,491 at December 31, 2001. The decrease resulted primarily from $85,729 used in operating activities, $43,604 used in investing activities, $198,355 used in financing activities, and the change in unrealized appreciation in short-term investments of $2,699.

Net cash of $85,729 used in operating activities consisted primarily of $24,521 net loss adjusted for non-cash items and $61,208 used in working capital and other activities. Net cash used in working capital and other activities resulted in decreases in accounts payable and accrued expenses of $61,571, offset primarily by a net decrease in accounts receivable and accounts receivable and payables from related parties.

Net cash of $43,604 used in investing activities resulted primarily from additions to property, plant and equipment, and construction materials of $41,516, and investment and advances in unconsolidated joint ventures of $6,000. This cash used was offset by the proceeds from the sale of assets of $2,327 and other items of $1,585. The increase to property, plant, and equipment was primarily due to the Company's expansion of its network in its current markets.

Cash used in financing activities of $198,355 consisted primarily of the repayment of long-term borrowings of $187,500, payments made for debt financing costs of $10,315, and repayment of capital leases of $549. The cash used in financing activities was offset by the proceeds from the exercise of stock options of $9.

The Company's successful debt and equity offerings have given the Company the ability to implement the business plan. However, if additional opportunities should present themselves, the Company may be required to secure additional financing in the future. In addition to raising capital through the debt and equity markets, the Company may sell or dispose of existing businesses or investments to fund portions of the business plan. The Company may not be successful in producing sufficient cash flow, raising sufficient debt or equity capital on terms that it will consider acceptable. The Company can make no assurances that we will have sufficient funds to meet or refinance our debt when it becomes due. In addition, proceeds from dispositions of the Company's assets may not reflect the assets' intrinsic values. Further, expenses may exceed the Company's estimates and the financing needed may be higher than estimated.

The Company currently expects to fund expenditures for capital requirements as well as liquidity needs for operations from a combination of available cash balances, proceeds from revenues and financing arrangements. At March 31, 2002, the Company had approximately $508,000 in cash and short-term investments. The Company has historically met its liquidity requirements through cash on hand, amounts available under its Credit Facility and issuances of high-yield debt securities in the capital markets and convertible preferred stock and common stock to strategic investors. The Company expects to supplement its available cash and operating cash flow by continuing to seek to raise capital to increase its network coverage and pay for other capital expenditures, working capital, debt service requirements, anticipated future operating losses and acquisitions. The Company may experience difficulty raising capital in the future, however, as both the equity and debt capital markets have recently experienced periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. The Company's public equity and debt securities are trading at or near all time lows, which together with its substantial leverage, means it may have limited access to certain of its historic sources of capital.

On or about June 3, 1999, the Company and certain of its subsidiaries together, (the "Borrowers") entered into a $1.0 billion Senior Secured Credit Facility (the "Credit Facility") with the JPMorgan Chase Bank ("JPMorgan"), formerly known as The Chase Manhattan Bank, and certain other lenders. The collateralized facilities were comprised of a $250,000 seven-year revolving Credit Facility (the "Revolver"), a $250,000 seven-year multi-draw term loan facility (the "Term Loan A") and a $500,000 eight-year term loan facility (the "Term Loan B"). All three facilities are governed by a single credit agreement dated as of June 3, 1999 (as amended, the "Credit Agreement"). Since such time, the Credit Agreement, including the amounts available under the Credit Facility, has been amended as described below.

The Company entered into an Amendment to the Credit Agreement dated March 25, 2002 (the "Amendment"). This Amendment amends certain financial covenants and certain other negative covenants to reflect the Company's current business plan and amends certain other terms and adds certain covenants of the Credit Agreement, including increases to the margins and commitment fee payable thereunder. In connection with the Amendment, the Company agreed to pay to certain lenders an aggregate fee of approximately $14,400 of which approximately $10,300 has been paid in the first quarter 2002, to repay $187,500 of outstanding term loans under the Credit Facility, and to permanently reduce the amount available under the revolving loan from $250,000 to $187,500. The Company has also agreed that it may not draw down additional amounts under the revolving loan until the later of the date on which the Company delivers to the lenders financial statements for the period ending March 31, 2004 and the date on which the Company delivers to the lenders a certificate with calculations demonstrating that the Company's EBITDA was at least $60,000 in the aggregate for the two most recent consecutive fiscal quarters. Together, these provisions place substantial limitations on the Company's ability to borrow money under the Revolver, and there can be no assurance that the Company will be able to satisfy these conditions or be able to draw under the Revolver. In connection with the Amendment, each of the lenders party thereto also agreed to waive any default or event of default under the Credit Agreement that may have occurred prior to the date of the Amendment. The Company also entered into three previous amendments to the credit agreement, as described further below.

In accordance with the Amendment, the Company prepaid $62,500 of the Term Loan A on March 25, 2002. At March 31, 2002, $187,500 of the Term Loan A was outstanding. Amortization of the Term Loan A starts on September 3, 2002 and will be repaid in quarterly installments based on percentage increments of the Term Loan A that start at 3.75% per quarter on September 3, 2002 and increase in steps to a maximum of 10% per quarter on September 3, 2005 through to maturity at June 3, 2006.

In accordance with the Amendment, the Company prepaid $125,000 of the Term Loan B on March 25, 2002. At March 31, 2002, $375,000 of the Term Loan B was outstanding. Amortization of the Term Loan B starts on September 3, 2002 with quarterly installments of $750 per quarter until September 3, 2006 when the quarterly installments increase to $90,750 per quarter through to maturity at June 3, 2007.

The Revolver can also be utilized for letters of credit up to a maximum of $15,000. At March 31, 2002 there were $15,000 in letters of credit outstanding under the Revolver. At March 31, 2002 the Company also had letters of credit outside the Revolver of approximately $23,400, which were collateralized by cash.

In accordance with the Amendment, the Company is permitted to contribute the assets of the West Coast operations to a joint venture. Entering into a joint venture is an alternative to the Company to leverage our assets, improve revenue growth, and reduce the amount of expenditures required by the Company to develop and maintain our network.

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

The Company entered into an amendment to the Credit Agreement dated December 3, 1999 which, among other things, amended certain financial covenants. The Company entered into an amendment to the Credit Agreement dated June 28, 2000, which among other things, amended certain financial covenants and gave the Company the ability to request from the lenders up to $500,000 of incremental term loans. To the extent that JPMorgan is unable to arrange commitments to the Company for the amount requested, then the Company has the right to arrange the shortfall in incremental loans from other banks or financial institutions.

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
June 1998       11% Senior Discount Notes         $149,999   June 1, 2008
December 1999   10.125% Senior Notes              $375,000   January 15, 2010

    Date        Description/Price  Class/Series    Proceeds    Number of Shares
--------------  -----------------  ------------  -----------  -----------------

June 1998       Equity Offering    Common        $   112,866       6,098,355
April 1999      Equity Offering    Preferred A   $   239,897         250,000
May 1999        Equity Offering    Common        $   344,043       9,200,000
February 2000   Equity Offering    Preferred B   $ 1,614,428       1,650,000
June 2001       Equity Offering    Common        $    50,000       7,661,074


During the quarter ended March 31, 2002, the Company completed two debt repurchases for certain of its Senior and Senior Discount Notes. The Company retired approximately $24,037 in face amount of debt with a book value of $22,142. The Company recognized an extraordinary gain of approximately $13,073 from the early retirement of debt in which approximately $722 in cash was paid and approximately 2,589,237 shares of common stock with a value of $7,875 were issued to retire the debt. In addition, the Company incurred fees of $180 and wrote off debt issuance costs of $292.

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

The Company has indebtedness that is substantial in relation to its shareholders' equity and cash flow. At March 31, 2002 the Company had an aggregate of approximately $1,704,520 of indebtedness outstanding. The Company also has cash, temporary cash investments and short-term investments aggregating approximately $508,104.

Long-term debt outstanding at March 31, 2002 and December 31, 2001 is as follows:

                                             March 31,     December 31,
                                               2002            2001
                                            ----------      ----------

Term Loans                                  $  562,500      $  750,000
Senior Notes 10% due 2007                      161,116         161,116
Senior Discount Notes 11.125% due 2007         302,279         316,351
Senior Discount Notes 9.8% due 2008            300,169         293,073
Senior Discount Notes 11% due 2008             126,895         123,499
Senior Notes 10.125% due 2010                  231,736         231,736
Capital Leases                                  19,825          20,373
                                            ----------      ----------
Total                                        1,704,520       1,896,148
Due within one year                             25,494          22,532
                                            ----------      ----------
Total Long-Term Debt                        $1,679,026      $1,873,616
                                            ==========      ==========

Contractual maturities of long-term debt over the next 5 years are as follows:

                                                    Aggregate Amounts

   For the period April 1, 2002 thru
     December 31, 2002                                 $ 16,899
   For the year ended December 31, 2003                $ 38,466
   For the year ended December 31, 2004                $ 46,471
   For the year ended December 31, 2005                $ 64,813
   For the year ended December 31, 2006                $221,468

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

The Company has two tranches of redeemable preferred stock, Series A and Series
B. At March 31, 2002 the Company had paid cumulative dividends in the amount of $57,506 in the form of additional Series A Preferred Stock. At March 31, 2002 the number of common shares that would be issued upon conversion of the Series A Preferred Stock was 7,884,771. At March 31, 2002 the Company had paid cumulative dividends in the amount of $257,451 in the form of additional shares of Series B Preferred Stock. At March 31, 2002 the number of common shares that would be issued upon conversion of the Series B Preferred Stock was 30,765,341.

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

      NONE

Item 6.  Exhibits and Reports on Form 8-K

(a.)     Exhibits

         NONE

(b.)     Reports on Form 8-K

On February 8, 2002, RCN made available various slides in connection with the Company's presentation at its 4th Quarter results conference call which took place on February 8, 2002. In addition, RCN filed the press release in which it announced its 2001 year end financial results. The contents of these slides and press release are described in Exhibit 99.1 and 99.2 to the Form 8-K and incorporated herein by reference.

On March 26, 2002, RCN announced that it had entered into an amendment to its senior secured credit facility (the "Amendment"). The amendment and a press release with respect thereto were filed with an 8-K as Exhibits 4.1 and 99.1 and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 RCN Corporation
Date: May 14, 2002

                                 /s/ Timothy J. Stoklosa
                                 ----------------------------
                                 Timothy J. Stoklosa
                                 Executive Vice President and
                                 Chief Financial Officer