Form 10-Q
period 2002-06-30
RCN CORP /DE/
filed 2002-08-14
CIK 1041858

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                    FORM 10-Q

      |X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Quarterly Period June 30, 2002.

                                       OR

      | | Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

YES  |X|       NO | |

Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of June 30, 2002.

Common Stock                    110,476,411

RCN CORPORATION

INDEX

PART  I. FINANCIAL INFORMATION

Item  1. Financial Statements

         Condensed Consolidated Statements of Operations for the Quarter Ended and Six Months Ended June 30, 2002 and 2001

         Condensed Consolidated Balance Sheets- June 30, 2002 and December 31, 2001

         Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001

         Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6 -  Exhibits and Reports on Form 8-K

SIGNATURE

This Quarterly Report on Form 10-Q is for the Quarter Ended June 30, 2002. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to incorporate by reference information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In this Quarterly Report, "RCN", "we", "us" and "our" refer to RCN Corporation and its subsidiaries.

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

      - achieve adequate customer penetration of our services to offset the fixed costs of our network;

      -     reduce our overhead costs;

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

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements


                        RCN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in Thousands, Except Per Share and Per Share Data)
                                   (Unaudited)

                                                           Quarters Ended                  Six Months Ended
                                                              June 30,                          June 30,
                                                     -----------------------------    -----------------------------
                                                          2002             2001            2002             2001
                                                     -------------     -----------    -------------    ------------

Sales                                                $     127,989    $    110,963    $     252,524    $    216,911
Costs and expenses, excluding non-cash
 stock based compensation, depreciation
 and amortization:
   Direct expenses                                          51,436          52,783          102,274         105,944
   Operating and selling, general
     and administrative                                     98,320         119,796          199,201         256,917
Non-cash stock based compensation                           11,826          16,433           14,402          30,759
Depreciation and amortization                               87,605          83,949          163,502         175,625
Asset impairment and special charges                       892,284         454,880          891,806         470,880
                                                     -------------    ------------    -------------    ------------
Operating loss                                          (1,013,482)       (616,878)      (1,118,661)       (823,214)
Investment income                                            2,488          18,457           10,132          55,921
Interest expense                                           (38,920)        (50,675)         (79,534)       (104,240)
Other expense, net                                          (2,734)         (3,443)          (1,822)         (3,995)
                                                     -------------    ------------    -------------    ------------
Loss before income taxes                                (1,052,648)       (652,539)      (1,189,885)       (875,528)
Benefit from income taxes                                     (130)           (709)            (880)         (3,287)
                                                     -------------    ------------    -------------    ------------
Loss before equity in unconsolidated
  entities and minority interest                        (1,052,518)       (651,830)      (1,189,005)       (872,241)
Equity in (loss) income of unconsolidated entities         (35,030)          6,843          (23,916)           (329)
Minority interest in loss of
  consolidated entities                                     33,340           5,732           36,495          12,342
                                                     -------------    ------------    -------------    ------------
Loss before extraordinary item                          (1,054,208)       (639,255)      (1,176,426)       (860,228)
Extraordinary item, net of tax of $0 in
  2002 and $0 in 2001                                           --              --           13,073              --
                                                     -------------    ------------    -------------    ------------
Net loss                                                (1,054,208)       (639,255)      (1,163,353)       (860,228)
Preferred dividend and accretion requirements               40,192          37,595           79,718          74,567
                                                     -------------    ------------    -------------    ------------
Net loss to common shareholders                      $  (1,094,400)   $   (676,850)   $  (1,243,071)   $   (934,795)
                                                     =============    ============    =============    ============

Basic and Diluted loss per average common share:
  Net loss before extraordinary item                 $      (10.46)   $      (7.38)   $      (12.17)   $     (10.43)
  Extraordinary item                                 $          --    $         --    $         .13    $         --
  Net loss to shareholders                           $      (10.46)   $      (7.38)   $      (12.04)   $     (10.43)
                                                     =============    ============    =============    ============
  Weighted average shares outstanding                  104,591,255      91,672,969      103,223,747      89,594,869

See accompanying notes to Condensed Consolidated Financial Statements.

                        RCN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                         June 30,    December 31,
                                                           2002          2001
                                                         --------    ------------

ASSETS

Current assets:
   Cash and temporary cash investments                  $   99,509    $  476,220
   Short-term investments                                  315,912       362,271
   Accounts receivable from related
      parties                                               10,638        16,765
   Accounts receivable, net of reserve
      for doubtful accounts of $15,013
      at June 30, 2002 and $17,392
      at December 31, 2001                                  54,467        51,766
   Unbilled revenues                                         1,230         2,090
   Interest and dividends receivable                         2,133         4,558
   Prepayments and other                                    20,459        18,828
   Restricted short-term investments                        40,056        23,676
                                                        ----------    ----------
Total current assets                                       544,404       956,174

Property, plant and equipment, net of
   accumulated depreciation of $804,391
   at June 30, 2002 and $643,754 at
   December 31, 2001                                     1,369,633     2,320,198
Investments in joint ventures and equity
   securities                                              213,707       229,294
Intangible assets, net of accumulated
   amortization of $64,876 at June 30,
   2002 and $64,692 at December 31, 2001                     1,802         3,263
Goodwill, net of accumulated amortization
   of $11,567 at June 30, 2002 and
   $51,792 at December 31, 2001                              6,220        45,147
Deferred charges and other assets                           50,134        49,055
                                                        ----------    ----------
Total assets                                            $2,185,900    $3,603,131
                                                        ==========    ==========

LIABILITIES, REDEEMABLE PREFERRED AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Current maturities of capital lease
      obligations and long-term debt                          $    33,184    $    22,532
    Accounts payable                                               23,218         34,718
    Accounts payable to related parties                            14,553         20,693
    Advance billings and customer deposits                         29,183         25,781
    Accrued exit costs                                             36,662         39,271
    Accrued expenses, interest, cost of sales,
      employee compensation and other                             170,696        214,435
                                                              -----------    -----------
Total current liabilities                                         307,496        357,430
                                                              -----------    -----------

Long-term debt                                                  1,690,173      1,873,616
Other deferred credits                                              4,956         10,653
Minority interest                                                     933         51,298

Commitments and contingencies

Redeemable preferred stock, Series A,
   convertible, par value $1 per share;
   708,000 shares authorized, and 312,887
    and 302,217 shares issued and
   outstanding at June 30, 2002 and December
   31, 2001, respectively                                         304,958        293,951
Redeemable preferred stock, Series B, convertible, par
   value $1 per share; 2,681,931 shares authorized, and
   1,940,832 and 1,874,645 shares issued and outstanding
   at June 30, 2002 and December 31,
   2001, respectively                                           1,917,036      1,848,325

Common shareholders' equity:
   Common stock, par value $1 per share, 300,000,000
     shares authorized, 110,476,411  and 99,841,256
     shares issued, respectively                                  110,476         99,841
   Additional paid-in capital                                   1,433,292      1,416,529
   Cumulative translation adjustments                              (5,134)        (8,208)
   Unearned compensation expense                                   (8,301)       (15,898)
   Unrealized appreciation on investments                           1,714          2,949
   Treasury stock, 785,185 shares and 513,615
     shares at cost at June 30, 2002 and
     December 31, 2001, respectively                               (9,583)        (8,309)
   Accumulated deficit                                         (3,562,116)    (2,319,046)
                                                              -----------    -----------
Total common shareholders' deficit                             (2,039,652)      (832,142)
                                                              -----------    -----------
Total liabilities, redeemable preferred stock and
  common shareholders' deficit                                $ 2,185,900    $ 3,603,131
                                                              ===========    ===========

See accompanying notes to Condensed Consolidated Financial Statements.

                                 RCN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (Unaudited)

                                                                For the
                                                            Six Months Ended
                                                                June 30,
                                                           2002          2001
                                                       -----------    ---------
Cash flows from operating activities
  Net loss                                             $(1,163,353)   $(860,228)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
     Accretion of discounted debt                           37,591       61,031
     Amortization of financing costs                         9,594        4,266
     Non-cash stock based compensation expense              14,402       30,759
     Gain on sale of property, plant
       and equipment                                          (465)          --
     Extraordinary item                                    (13,073)          --
     Depreciation and amortization                         163,502      175,625
     Deferred income taxes, net                               (880)      (3,287)
     Provision for losses on accounts
       Receivable                                            6,514        7,840
     Write down on non-marketable investment                 2,250           --
     Equity in (income) loss of
       unconsolidated entities                              23,916          329
     Minority interest                                     (36,495)     (12,342)
     Impairments and special charges                       891,806      470,880
                                                       -----------    ---------
                                                           (64,691)    (125,127)
     Change in working capital                             (58,603)    (207,410)
                                                       -----------    ---------
Net cash used in operating activities                     (123,294)    (332,537)
                                                       -----------    ---------

Cash flows from investing activities
  Additions to property, plant and equipment,
    net of retirements and capitalized interest            (78,712)    (356,056)
  Short-term investments, net                               45,124      580,877
  Investment in unconsolidated joint venture                (7,500)     (27,000)
  Proceeds from sale of assets                               4,048           --
  Increase in restricted cash                              (16,380)          --
  Other                                                         --           (9)
                                                       -----------    ---------
Net cash (used in) provided by
  investing activities                                     (53,420)     197,812
                                                       -----------    ---------

Cash flows from financing activities
  Repayments of long term debt                            (187,500)        (794)
  Payments of capital lease obligations                       (741)          --
  Payments made for debt financing costs                   (11,843)          --
  Contribution from minority interest                           87           --
  Proceeds from the issuance of common stock                    --       50,000
  Proceeds from the exercise of stock options                   --          137
                                                       -----------    ---------
Net cash (used in) provided by
  financing activities                                    (199,997)      49,343
                                                       -----------    ---------
Net decrease in cash and temporary
  cash investments                                        (376,711)     (85,382)

Cash and temporary cash investments at
  beginning of period                                      476,220      356,377
                                                       -----------    ---------

Cash and temporary cash investments at
  end of period                                        $    99,509    $ 270,995
                                                       ===========    =========

Supplemental disclosures of cash flow information Cash paid during the periods for:
  Interest (net of $8,040 and $7,774 capitalized
    in 2002 and 2001, respectively)                    $    41,943    $  53,365
                                                       ===========    =========

Supplemental Schedule of Non-Cash Investing Activities:

During the second quarter of 2002, The Company issued 7.5 million shares of the Company's Common Stock, with a fair value of $11,625, to NSTAR Communications in exchange for NSTAR Communication's 17.83% investment in RCN-Becocom.

See accompanying notes to Condensed Consolidated Financial Statements

RCN CORPORATION AND SUBSIDIARIES

                                    FORM 10Q
                           QUARTER ENDED JUNE 30, 2002
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Thousands of Dollars, Except Per Share Amounts)
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of RCN Corporation and its wholly owned subsidiaries, (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted as permitted by the Securities and Exchange Commission.

The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, such statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, and the Risk Factors included in the Company's December 31, 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the Quarter Ended and Six Months Ended June 30, 2002 are not necessarily indicative of operating results for the full year.

For a more complete discussion of the Company's accounting policies, use of estimates, and certain other information, refer to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those classifications used in 2002.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS No. 143 requires retirement obligations to be recognized when they are incurred and displayed as liabilities, with a corresponding amount capitalized as part of the related long-lived asset. The capitalized element is required to be expensed using a systematic and rational method over its useful-life. SFAS 143 will be adopted by the Company commencing January 1, 2003 and is not expected to have a significant impact on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission on FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Under certain provisions of SFAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items net of the effects of income taxes. Instead, those gains and losses should be included as a component of income before income taxes. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item should be reclassified upon adoption. Had the Company adopted SFAS No. 145 in the fiscal year 2002, the extraordinary gain on early retirement of debt of $13,073 would have been reflected in loss before income taxes. There would be no resulting change in the reported net loss.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Company for exit or disposal activities that are initiated after December 31, 2002. The Company is still in the process of evaluating the impact of adopting SFAS No. 146 on the consolidated financial statements.

3. ASSET IMPAIRMENT AND SPECIAL CHARGES

During the second quarter of 2002, as a response to the severe slowdown in the telecommunications industry and the economy, the limited available capital in the telecommunications industry, and following the completion of the Amendment to the Company's Credit Agreement with JPMorgan Chase dated March 25, 2002, the Company revised its growth plan. The revised plan meets the terms and conditions as outlined in the Amendment, which permits the Company to lower its growth trajectory. Under the revised plan, the Company has substantially curtailed future capital spending and network geographic expansion in all existing markets, focuses on the continuation of customer acquisition growth, and has reduced operating expenses. During the second quarter of 2002, the Company also performed a comprehensive review of its network capacity and current network utilization levels for the purpose of identifying underutilized network-related assets and assets not in use. The review consisted of a detailed assessment of the current network infrastructure, ongoing network optimization activities, usage projections based on target future customer levels, and available capital resources for completion of construction in progress and future expansion. As a result of all of the foregoing, the Company recognized an asset impairment of approximately $884,193 during the second quarter of 2002. In addition, the Company recognized approximately $8,091 of special charges net of recoveries for exiting excess real estate facilities during the second quarter of 2002, as a result of the curtailing of construction and expansion, and the consolidation of certain operating activities.

The total asset impairment and special charges for the quarter ended June 30, 2002 is comprised of the following:

                                                      Quarter Ended
                                                      June 30, 2002
                                                      -------------
Impairment of property plant, and equipment             $734,821
Abandoned assets                                          52,071
Construction materials                                    56,995
Goodwill                                                  38,927
Franchises                                                 1,379
                                                        --------
Total asset impairment                                   884,193
Exit costs for excess facilities                           8,091
                                                        --------
Total asset impairment and
  special charges                                       $892,284
                                                        ========

The second quarter review compared the net book values of each reporting unit with undiscounted future cash flow projections based on the Company's current operating plan. The results indicated that certain assets and capitalized costs associated with the building and constructing the Company's network in all of the Company's overbuild reporting units were not recoverable. To determine the impairment loss of those assets to be held and used, the Company performed a fair value test, using the "best-estimate" approach on the primary asset group of each reporting unit by comparing the carrying value to the present value of estimated future cash flows for the remaining useful life of the asset group. The amount by which the carrying value of the assets exceeded the present value of estimated cash flows was approximately $734,821. The impairment loss affected all of the Company's overbuild reporting units and none of the Company's incumbent reporting units.

The impairment loss on the Company's assets was measured in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of, and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. On January 1, 2002, the Company adopted the guidance of SFAS No. 144.

Based on the Company's revised business plan, certain construction projects in progress were stopped and other previous planned expansion projects were abandoned. This stoppage is deemed to be other than temporary. In addition, certain capitalized costs and assets related to the subscribers gaining access to the Company's network were stranded based on the cost of retrieving the assets. The Company also abandoned certain corporate assets including leasehold improvements in certain facilities that were exited. The costs related to these stranded assets were approximately $52,071.

Construction material levels were also assessed based on the revised business plan and stoppage of certain construction projects. The assessment process resulted in the identification of excess construction material that cannot be used for alternative purposes and which is either to be returned to vendors, or resold to a secondary market. The carrying values of the construction materials that were identified that will be used in operations were written down to market value, which was lower than carrying value. The carrying values of the identified excess construction materials that will be sold were written down to the anticipated recovery rate or salvage value. The total amount of charges to dispose of inventory determined to be in excess was approximately $56,995.

In conjunction with the asset impairment review and test, the Company also performed a test to identify any potential impairment on the carrying value of goodwill on each identified reporting unit of the Company. The results of the test indicated that the carrying amount of goodwill on certain reporting units was impaired. During the second quarter 2002, the Company measured the impairment loss by the amount the carrying value exceeded the implied fair value of the goodwill on the reporting unit. This amount was approximately $38,927. The fair value of the reporting units was estimated using the expected present value of future cash flows. This measurement is in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". This pronouncement changes the accounting for goodwill and intangible assets with indefinite lives from an amortized method to an impairment approach. On January 1, 2002, the Company adopted the provisions of SFAS No. 142. Our transitional impairment test, measured as of January 1, 2002, did not result in an impairment loss.

As a result of the change in expansion plans, management has been in contact with the relevant franchising authorities to inform them of the Company's decision to stop construction and expansion. Based on the revised business plan and the curtailing of expansion, the Company wrote off the value of certain franchise licenses of approximately $1,379. A review to evaluate the effects, if any, was conducted on the Company's obligations under the associated franchise agreements. The estimated costs associated to exit certain franchises were approximately $1,200 and were included in the Operating, selling, and G&A expense line, and approximately $62 was paid during the second quarter 2002.

Over the past year, a detailed review of facility requirements against lease obligations has been continuously conducted to identify excess space. Along with the stoppage of certain construction projects and expansion, the Company has also consolidated certain operating activities, which resulted in exiting excess facilities. Costs to exit excess real estate facilities net of recoveries were approximately $8,091 and of which approximately $2,204 was paid in the second quarter 2002.

The total activity for the six months ended June 30, 2002 for accrued exit costs representing estimated damages, costs and penalties relating to franchises and real estate facilities is presented below. Recoveries are recorded when sublease agreements are executed at more favorable rates than originally anticipated.

                                       Franchise Exit                  Total
                                         Costs and       Facility     Accrued
                                         Penalties      Exit Costs   Exit Costs
                                         ---------      ----------   ----------
Balance at December 31, 2001              $ 15,710       $ 23,561      $ 39,271
Six months ended June 30, 2002:
  Additional accrued costs                   3,251         14,197        17,448
  Recoveries                                  (784)       (10,911)      (11,695)
  Payments                                    (386)        (7,976)       (8,362)
                                          --------       --------      --------
Balance at June 30, 2002                  $ 17,791       $ 18,871      $ 36,662
                                          ========       ========      ========

The Company also recognized an asset impairment during the second quarter of 2001. Beginning in the fourth quarter of 2000, in light of the declining economic environment, the Company began planning to modify its growth trajectory in light of the available capital and anticipated availability of capital. The Company also began planning to undertake certain initiatives to effect operational efficiencies and reduce costs.

Accordingly, during the second quarter of 2001, management revised its strategic and fundamental plans in order to achieve these objectives. Based on these revisions to its plans, management took actions during the second quarter of 2001 to realign resources to focus on core opportunities and product offerings. The Company also shifted focus from beginning construction in new markets to completing additional construction activities in its existing markets so that the Company could achieve higher growth with lower incremental capital spending. Specifically, expansion to new markets was curtailed and expansion plans for existing markets over the subsequent 24 to 36 months were curtailed in some markets, delayed in some markets and shifted in other markets as deemed appropriate.

As a result, during the second quarter 2001, the Company assessed the recoverability of its investment in each market, which lead to the recognition of an impairment to goodwill and the recording of special charges aggregating approximately $471,000. The special charge of $471,000 included the impairment of identifiable intangible and goodwill assets in the amount of $256,000, and the impairment of property and equipment in the amount of $114,000. In addition, charges to dispose of excess construction materials were approximately $70,000 and estimated costs to exit excess facilities were approximately $31,000.

4. GOODWILL AND INTANGIBLE ASSETS

The Company has $6,220 of unamortized goodwill and $1,802 of unamortized identifiable intangible assets at June 30, 2002. In addition, there is approximately $59,000 of remaining goodwill embedded in the carrying amount of the Company's investment in Megacable. On January 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". This pronouncement changes the accounting for goodwill and intangible assets with indefinite lives from an amortized method to an impairment approach. Accordingly, the Company no longer records amortization relating to its existing goodwill and embedded goodwill. The Company has identified and established 11 reporting units which correspond to the geographical markets in which the Company operates.

The changes in the carrying amount of goodwill for the six months ended June 30, 2002, are as follows:

                                                       Accumulated     Carrying
                                           Goodwill   Amortization      Value
                                           --------   ------------      -----

Balance as of January 1, 2002              $ 96,939      $ 51,792      $ 45,147
Impairment losses                           (80,146)      (41,219)      (38,927)
                                           --------      --------      --------
Balance as of June 30, 2002                $ 16,793      $ 10,573      $  6,220
                                           ========      ========      ========

During the second quarter 2002, the Company performed a test and identified that the carrying value of goodwill on certain identified reporting units of the Company was impaired. Also during the second quarter 2002, the Company measured the impairment loss by the amount the carrying value exceeded the implied fair value of the goodwill on the reporting units. This amount of the impairment loss was $38,927. The fair value of the reporting units was estimated using the expected present value of future cash flows. This measurement is in accordance with SFAS No. 142. The impairment amount is included in the line item Asset impairment and special charges and is discussed further in Note 3. The Company also assessed for impairment, the value of goodwill imbedded in the carrying amount of the Company's investment in Megacable, in accordance with the Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". The results indicated that there was no impairment on the embedded goodwill.

The estimated annual amortization of goodwill no longer recorded in accordance with the adoption of SFAS No. 142 prior to the impairment would have been approximately $12,000. The estimated amortization for the period July 1, 2002 through December 31, 2002 of goodwill no longer recorded after the impairment is approximately $840. The estimated annual amortization of goodwill embedded in the carrying value of the investment in Megacable would have been approximately $7,300.

The following table provides comparative earnings and earnings per share had the non-amortization provisions of SFAS No. 142 been adopted for the previous periods presented:

                                               Quarter Ended June 30,         Six Months Ended June 30,
                                           -----------------------------    -----------------------------
                                                 2002           2001             2002            2001
                                           -------------    ------------    -------------    ------------

Loss before extraordinary items            $  (1,094,400)   $   (676,850)   $  (1,256,144)   $   (934,795)
Extraordinary item                                    --              --           13,073              --
                                           -------------    ------------    -------------    ------------
Adjusted net loss to common
  shareholders                             $  (1,094,400)   $   (676,850)   $  (1,243,071)   $   (934,795)
Goodwill amortization, net of tax                     --          15,620               --          42,383
Amortization of goodwill embedded in
  the carrying value of the investment
  in Megacable                                        --           1,833               --           3,666
                                           -------------    ------------    -------------    ------------
Adjusted net loss to common
  shareholders                             $  (1,094,400)   $   (659,397)   $  (1,243,071)   $   (888,746)
                                           =============    ============    =============    ============

Basic and diluted loss per common share:
  Weighted average shares outstanding        104,591,255      91,672,969      103,223,747      89,594,869
  Loss from continuing operations          $      (10.46)   $      (7.38)   $      (12.17)   $     (10.43)
  Extraordinary item                                  --              --              .13              --
                                           -------------    ------------    -------------    ------------
Reported net loss                                 (10.46)          (7.38)          (12.04)         (10.43)
  Goodwill amortization                               --             .17               --             .47
  Amortization of embedded goodwill                   --             .02               --             .04
                                           -------------    ------------    -------------    ------------
Adjusted net loss per common share         $      (10.46)   $      (7.19)   $      (12.04)   $      (9.92)
                                           =============    ============    =============    ============

The following are identifiable intangible assets that have finite lives and are subject to amortization:


                                                      June 30,      December 31,
                                                        2002            2001
                                                      --------      -----------

Franchise and subscriber lists                        $ 65,284         $ 66,561
Non-compete agreements                                     100              100
Building access rights                                      98               98
Other intangible assets                                  1,196            1,196
                                                      --------         --------
Total intangible assets                                 66,678           67,955
Less accumulated amortization                          (64,876)         (64,692)
                                                      --------         --------
Intangible assets, net                                $  1,802         $  3,263
                                                      ========         ========

The total amortization expense for six months ended June 30, 2002 was $186. The estimated aggregate amortization expense for the next five succeeding fiscal years is:

For the period July 1, 2002 through
  December 31, 2002                    $ 81
For the year ended December 31, 2003   $274
For the year ended December 31, 2004   $211
For the year ended December 31, 2005   $219
For the year ended December 31, 2006   $225

The Company had no identifiable intangible assets with indefinite lives that are not subject to amortization at June 30, 2002 and December 31, 2001.

5. ASSET SALE

In 2002, the Company completed the sale of a portion of our business customer base that was not served by our broadband network, for cash proceeds of approximately $3,000. The sale includes approximately 12,000 service connections of which 9,000 are Verizon commercial resale voice lines and the balance is digital subscriber lines. Based on certain contingencies as outlined in the sale agreement, the final result of the sale has not been determined. The Company expects to realize an immaterial gain on the transaction.

6. JOINT VENTURE

In December 1996, the Company became party to the RCN-Becocom joint venture (the "Joint Venture") with NSTAR Communications, Inc. ("NSTAR Communications"), a subsidiary of NSTAR, regarding construction of our broadband network and operation of our telecommunications business in the Boston metropolitan area. NSTAR is a holding company that, through its subsidiaries, provides regulated electric and gas utility services in the Boston area. Pursuant to the joint venture agreements, both parties agreed to make capital contributions in accordance with their respective membership interests. In addition, RCN gained access to and use of NSTAR's large broadband network, rights-of-way and construction services. Pursuant to an exchange agreement between NSTAR Communications and RCN, NSTAR Communications retained the right, from time to time, to convert portions of its ownership interest in RCN-Becocom into shares of the Company's Common Stock, based on an appraised value of such interest. Shares issued upon such exchanges are issued to NSTAR. As of December 31, 2001, NSTAR Communications had exchanged portions of its interest for a total of 4,097,193 shares of RCN Common Stock. Following such exchanges, NSTAR retained a 17.83% profit and loss sharing ratio in the joint venture, and an investment percentage interest of 36.53%.

In April 2000, NSTAR Communications gave notice of its intent to convert its remaining ownership interest into shares of the Company's Common Stock. In October 2000, the Company and NSTAR Communications reached an agreement in principle regarding settlement of the final valuation of this exchange and to amend certain other agreements governing the Joint Venture. These discussions continued and in June 2002, NSTAR Communications received 7.5 million shares of the Company's Common Stock for their investment of $152,145 in RCN-Becocom, LLC, which had been contributed as capital by RCN-Becocom in response to capital calls. Following this exchange, NSTAR Securities profit and loss sharing ratio in the joint venture was reduced to zero and it retained their investment percentage and the right to invest in future capital calls as if it owned a 29.76% interest. Any future capital contributions made by NSTAR for operating and liquidity requirements would require an adjustment to the sharing ratio and investment percentage accordingly. In connection with the exchange, NSTAR on behalf of itself and controlled affiliates, agreed to certain "standstill" restrictions for the period of one year from June 19, 2002, including refraining from further acquisitions of the Company's Common Stock beyond 10.75% in aggregate of the total number of voting shares and refraining from activities designed to solicit proxies or otherwise influence shareholders or management of RCN.

Under the amended agreements governing the Joint Venture, future investments by NSTAR Communications are not convertible into the Company's Common Stock. NSTAR Communications is permitted to invest in response to capital calls, based on its investment percentage, at its option, in Joint Venture equity, or in a Class B

Preferred Equity interest of the Joint Venture, which carries a cash coupon rate of 1.84% per month guaranteed by the Company and RCN Telecom Services of Massachusetts, Inc. The maximum permitted amount of such investment is $100 million. Such coupon includes amortization of principal over a fifteen-year term. The security is callable by RCN after eight years following issuance at a redemption price equal to the net present value of the payments over the life of the security discounted on a monthly basis using an annual discount rate of 12%. There was no Class B Preferred Equity interest outstanding at June 30, 2002 or December 31, 2001.

The financial results of RCN-Becocom are consolidated in our financial statements. NSTAR's portion of the operating loss in RCN-Becocom is reported in the line item, Minority interest in the loss of consolidated entities. For the quarter and the six months ended June 30, 2002, NSTAR's portion of the loss in RCN-Becocom was $33,439 and $36,651, respectively.

In June 2002, NSTAR Communications received 7.5 million shares of the Company's Common Stock with a market value of $11,625, in exchange for NSTAR Communications investment, which had a carrying value of approximately $13,781.

7. LONG-TERM DEBT

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

The Company entered into an Amendment to the Credit Agreement dated March 25, 2002 (the "Amendment"). This Amendment amends certain financial covenants and certain other negative covenants, and adds certain covenants to reflect the Company's current business plan and amends certain other terms of the Credit Agreement, including increases to the interest rate margins and commitment fee payable thereunder. The Company can make no assurances that it would have been able to satisfy and comply with the covenants under the Credit Agreement if it had not negotiated and entered into the Amendment, which could have resulted in an event of default under the Credit Agreement. In connection with the Amendment, the Company agreed to pay to certain lenders and third parties an aggregate fee of approximately $14,400 of which approximately $11,843 was paid through June 30, 2002, to repay $187,500 of outstanding term loans under the Credit Facility, and to permanently reduce the amount available under the revolving loan from $250,000 to $187,500. The Company has also agreed that it may not draw down additional amounts under the revolving loan until the later of the date on which the Company delivers to the lenders financial statements for the period ending March 31, 2004, and the date on which the Company delivers to the lenders a certificate with calculations demonstrating that the Company's EBITDA was at least $60,000 in the aggregate for the two most recent consecutive fiscal quarters. In connection with the Amendment, each of the lenders party thereto also agreed to waive any default or event of default under the Credit Agreement that may have occurred prior to the date of the Amendment.

As adjusted by the Amendment, the interest rate on the Credit Facility is, at the election of the Borrowers, based on either a LIBOR or an alternate base rate option. For the Revolver or Term Loan A borrowing, the interest rate will be

LIBOR plus a spread of up to 350 basis points or the base rate plus a spread of 250 basis points, depending upon whether the Company's earnings before interest, income taxes, depreciation and amortization, non-cash stock based compensation, and asset impairment and special charges ("EBITDA") has become positive and thereafter upon the ratio of debt to EBITDA. In the case of the Revolver the Company will pay a fee of 150 basis points on the unused commitment. For all Term Loan B borrowings the interest includes a spread that is fixed at 400 basis points over the LIBOR or 300 basis points over the alternate base rate. In addition, the LIBOR rate is subject to a 3.00% per annum minimum.

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

In accordance with the Credit Agreement, the Company prepaid $62,500 of the Term Loan A on March 25, 2002. At June 30, 2002, $187,500 of the Term Loan A was outstanding. Amortization of the Term Loan A starts on September 3, 2002 and will be repaid in quarterly installments based on percentage increments of the Term Loan A that start at 3.75% per quarter on September 3, 2002 and increase in steps to a maximum of 10% per quarter on September 3, 2005 through to maturity at June 3, 2006.

In accordance with the Credit Agreement, the Company prepaid $125,000 of the Term Loan B on March 25, 2002. At June 30, 2002, $375,000 of the Term Loan B was outstanding. Amortization of the Term Loan B starts on September 3, 2002 with quarterly installments of $750 per quarter until September 3, 2006 when the quarterly installments increase to $90,750 per quarter through to maturity at June 3, 2007.

During the first quarter ended March 31, 2002, the Company completed two debt repurchases for certain of its Senior and Senior Discount Notes. The Company retired approximately $24,037 in face amount of debt with a book value of $22,142. The Company recognized an extraordinary gain of approximately $13,073 from the early retirement of debt in which approximately $722 in cash was paid and approximately 2,589,237 shares of common stock with a value of $7,875 were issued. In addition, the Company incurred fees of $180 and wrote off debt issuance costs of $292. There were no debt repurchases during the second quarter ending June 30, 2002.

Long-term debt outstanding at June 30, 2002 and December 31, 2001 is as follows:

                                                    June 30,   December 31,
                                                     2002          2001
                                                  ----------  ----------
Term Loans                                        $  562,500  $  750,000
Senior Notes 10% due 2007                            161,116     161,116
Senior Discount Notes 11.125% due 2007               310,646     316,351
Senior Discount Notes 9.8% due 2008                  307,435     293,073
Senior Discount Notes 11% due 2008                   130,291     123,499

Senior Notes 10.125% due 2010                        231,736     231,736
Capital Leases                                        19,633      20,373
                                                  ----------  ----------
Total                                              1,723,357   1,896,148
Due within one year                                   33,184      22,532
                                                  ----------  ----------
Total Long-Term Debt                              $1,690,173  $1,873,616
                                                  ==========  ==========

Contractual maturities of long-term debt over the next 5 years are as follows:

                                                   Aggregate Amounts
   For the period July 1, 2002 through
     December 31, 2002                                 $ 16,707
   For the year ended December 31, 2003                $ 38,466
   For the year ended December 31, 2004                $ 46,471
   For the year ended December 31, 2005                $ 64,813
   For the year ended December 31, 2006                $221,468

8. STOCK OPTIONS

Incentive Stock Options

The Company granted 60,850 and 441,000 Incentive Stock Options ("ISO's")with a fair value under SFAS No. 123 of approximately $118 and $486 to employees during the quarter ended June 30, 2002 and 2001, respectively.

Non-cash stock based compensation expense under SFAS No. 123 related to ISO's recognized during the quarter ended June 30, 2002 and 2001 was approximately $3,460 and $3,543, respectively. Non-cash stock based compensation expense under SFAS No. 123 related to ISO's recognized during the six months ended June 30, 2002 and 2001 was approximately $7,066 and $6,844, respectively. As of June 30, 2002, the Company had not reflected $15,245 of unamortized compensation expense in its financial statements for options granted as of June 30, 2002. The unamortized compensation expense is recognized over the ISO's vesting period, which is approximately three years.

Outperform Stock Option Plan

The Company granted 10,000 and 500,000 Outperform Stock Options ("OSO's") to employees during the quarter ended June 30, 2002 and 2001, respectively, with a fair value under SFAS No. 123 of $61 and $3,602, respectively. The terms and conditions of the OSO's granted in 2002 and 2001 were generally the same except that the initial strike price is the market price on the date of grant.

Non-cash stock based compensation expense related to OSO's recognized during the quarter ended June 30, 2002 and 2001 was approximately $5,772 and $6,842, respectively. Non-cash stock based compensation expense related to OSO's recognized during the six months ended June 30, 2002 and 2001 was approximately $11,531 and $13,507, respectively. As of June 30, 2002, the Company had not reflected $44,966 of unamortized compensation expense in its financial statements for options granted as of June 30, 2002. The unamortized compensation expense is recognized over the OSO's vesting period, which is approximately five years.

Restricted Stock

The Company recorded $2,328 and $5,794 of non-cash compensation expense during the quarter ended June 30, 2002 and 2001, respectively, and $(4,667) and $9,743 for the six months ended June 30, 2002 and 2001, respectively, relating to grants of restricted stock to employees pursuant to its restricted stock program. During the quarter and six months ended June 30, 2002, the Company cancelled 31,288 and 697,835, respectively, grants of restricted stock, resulting in a $164 and $11,360 reduction to non-cash compensation expense for the quarter and six months ended June 30, 2002.

As of June 30, 2002, the Company had unearned compensation costs of $8,301 which is being amortized to expense over the restriction period.

Preferred Stock

At June 30, 2002 the Company paid cumulative dividends in the amount of $62,887 in the form of additional Series A Preferred Stock. At June 30, 2002 the number of common shares that would be issued upon conversion of the Series A Preferred Stock was 8,022,755.

At June 30, 2002 the Company paid cumulative dividends in the amount of $290,832 in additional shares of Series B Preferred Stock. At June 30, 2002 the number of common shares that would be issued upon conversion of the Series B Preferred Stock was 31,303,734.

9. EARNINGS PER SHARE

Basic loss per share is computed based on net loss after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on net loss after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock and stock options which would have been assumed to be converted in the quarter and six months ended June 30, 2002 and have a dilutive effect if the Company had income from continuing operations is 38,329,909 and 38,664,608, respectively. The number of shares of preferred stock and stock options which would have been assumed converted in the quarter and six months ended June 30, 2001 and have a dilutive effect if the Company had income from continuing operations is 36,018,210 and 36,717,302, respectively.

                                                Quarter Ended June 30,          Six Months Ended June 30,
                                             -----------------------------    -----------------------------
                                                   2002            2001           2002             2001
                                             -------------    ------------    -------------    ------------
Net (loss)                                   $  (1,054,208)   $   (639,255)   $  (1,163,353)   $   (860,228)
Preferred stock dividend and accretion
  requirements                                      40,192          37,595           79,718          74,567
                                             -------------    ------------    -------------    ------------
Net loss to common shareholders              $  (1,094,400)   $   (676,850)   $  (1,243,071)   $   (934,795)

Basic loss per average common share:
  Weighted average shares outstanding          104,591,255      91,672,969      103,223,747      89,594,869
  Loss per average common share before
    extraordinary item                       $      (10.46)   $      (7.38)   $      (12.17)   $     (10.43)
  Extraordinary item                                    --              --    $         .13              --
  Net loss to common shareholders            $      (10.46)   $      (7.38)   $      (12.04)   $     (10.43)
Diluted loss per average common share:
  Weighted average shares outstanding          104,591,255      91,672,969      103,223,747      89,594,869
  Dilutive shares                                       --              --               --              --
                                             -------------    ------------    -------------    ------------
  Weighted average shares and common stock
   equivalents outstanding                     104,591,255      91,672,969      103,223,747      89,594,869
                                             =============    ============    =============    ============
  Loss per average common share              $      (10.46)   $      (7.38)   $      (12.04)   $     (10.43)

10. COMPREHENSIVE INCOME

The Company primarily has two components of comprehensive income, cumulative translation adjustments and unrealized appreciation/depreciation on investments. The amount of total comprehensive loss for the quarter ended June 30, 2002 and 2001 was $(1,052,744) and $(644,573), respectively. The amount of total comprehensive loss for the six months ended June 30, 2002 and 2001 was $(1,161,514) and $(863,107), respectively.

11. SEGMENT REPORTING

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Thousands of Dollars, Except Per Share Data)

The following discussion should be read in conjunction with the RCN Corporation's ("RCN" or the "Company") condensed consolidated financial statements and notes for the periods ended June 30, 2002, and with the audited financial statements and notes included in the Company's December 31, 2001 Annual Report on the Form 10-K filed with the Securities and Exchange Commission.

INTRODUCTION

RCN Corporation is a leading facilities-based competitive provider of bundled phone, cable television and high-speed Internet services to the most densely populated markets in the U.S. We have more than one million customer connections and provide service in the Boston, New York, Philadelphia, Chicago, Los Angeles, San Francisco and Washington DC metropolitan markets.

We have experienced significant growth over the past years through acquisitions and building and developing our own network. We believe we are the first company in many of our markets to offer one-stop shopping for video, phone and Internet services to residential customers. The costs associated with the growth of our network and our operational infrastructure, expanding the level of service provided to our customers, and sales and marketing expenses are the primary reasons for the past operating losses. The Company does anticipate income from operations in the foreseeable future as we continue our efforts to optimize our network infrastructure, increase operating efficiencies, and reduce operating costs. Certain of our operating markets are currently achieving positive operating results before the recognition of non-cash expenses primarily relating to the previous network development and non-cash stock based compensation. We also expect to continue to grow and achieve positive operating margins (revenues less direct costs). This will be accomplished as the Company continues to increase the number of customers on our network, increase the number of services per customer while lowering the costs associated with the new subscribers and reducing the costs of providing services by capturing economies of scale.

GENERAL

Our primary business is delivering bundled communications services, including local and long distance telephone, video programming (including digital cable
TV) and data services (including cable modem high speed internet access and dial up Internet) to residential customers over our predominately owned network. We currently serve customers in 7 of the 10 most densely populated areas of the country. These markets include Boston and 18 surrounding communities, New York City, including Queens, the Philadelphia suburbs, Washington D.C. and certain suburbs, Chicago, San Francisco and certain suburbs, and certain communities in Los Angeles. We also serve the Lehigh Valley in Pennsylvania, and we are the incumbent franchised cable operator in many communities in central New Jersey and in Carmel, New York.

ResiLink(sm) is the brand name of our family of bundled service offerings that enables residential customers to enjoy pre-packaged bundles of Phone, Cable TV and high-speed Internet for a flat monthly price. These packages have different combinations of our core services and include various phone features and premium channels. In addition, we offer RCN Essentials(SM), which is designed to appeal to customers seeking simplification and value. These packages offer consumers a core set of communications and entertainment services that include cable TV and phone and lets customers build their own bundle through the purchase of additional voice, video and data products.

In addition to ResiLink, we sell Phone, Cable TV, High-Speed cable modem and dial-up Internet to residential customers on an a-la-carte basis, and we provide communication services to commercial customers. We are working to leverage the excess capacity of our broadband network to allow us to expand our offering of new services.

Our services are typically delivered over our predominately owned high-speed, high-capacity, fiber-optic network. Our network is a broadband fiber-optic platform that typically employs diverse backbone architecture and localized fiber-optic nodes. This architecture allows the Company to bring its state-of-the-art broadband within approximately 900 feet of its customers, with fewer electronics and lower maintenance costs than existing competitors' local networks. We have generally designed our broadband network to have sufficient capacity so that we believe we have the capability of adding new communications services more efficiently and effectively than the incumbents or other competitors.

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

The significant accounting policies of the Company are described in the notes to the consolidated financial statements included in the Company's December 31, 2001 Annual Report on the form 10-K filed with the Securities and Exchange Commission.

The critical accounting practices that contain management judgement and estimates used in the preparation of our condensed consolidated financial statements include the economic useful lives of the property, plant and equipment, estimated losses from the inability of our customers to make required payments, estimated costs to settle any disputes or claims, including legal fees, and cash flow valuation assumptions in performing asset impairment tests of long-lived assets.

JOINT VENTURES

To increase our market entry and gain access to rights of way, we formed key alliances in strategic markets.

The Company is party to the RCN-Becocom, LLC joint venture with NSTAR Communications, Inc. ("NSTAR Communications"), a subsidiary of NSTAR, regarding construction of our broadband network and operation of our telecommunications business in the Boston metropolitan area. NSTAR is a holding company that, through its subsidiaries, provides regulated electric and gas utility services in the Boston area. At June 30, 2002, following NSTAR's exchanges of their joint venture ownership interest for the Company's stock (see note 3 of the notes to condensed consolidated financial statements for the quarter ended June 30,
2002), the Company had a sharing ratio of 100% and an investment percentage of 70.24% in the RCN-Becocom joint venture. The investment percentage represents the percent of each capital call that RCN has the right to invest. RCN-Becocom is consolidated in our financial statements.

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

The following financial highlights for the six months ended June 30, 2002 reflect the consolidation of Starpower:

       Financial Highlights                                              Consolidated
      (dollars in thousands)        RCN Corporation     Starpower**        Pro-Forma
      ----------------------        ---------------     -----------      -------------

      Total sales                      $ 252,524         $41,477          $ 294,001

      Total direct costs               $ 102,274         $10,227          $ 112,501

      Margin                           $ 150,250         $31,250          $ 181,500

      Total operating,
      selling and general
      and administrative costs         $ 199,201         $22,937          $ 222,138

      Adjusted EBITDA*                 $ (48,951)        $ 8,313          $ (40,638)

* Adjusted EBITDA - Non GAAP measure calculated as net loss before interest, tax, depreciation and amortization, stock based compensation, extraordinary gains and special charges. Other companies may calculate and define EBITDA differently than RCN.

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

OVERVIEW

Approximately 92% of the Company's revenue for the six months ended June 30, 2002 is attributable to monthly telephone line service charges, local toll, special features and long-distance telephone service fees, monthly subscription fees for basic, premium, and pay-per-view cable television services, and Internet access fees through high-speed cable modems, dial up telephone modems, web hosting and dedicated access. The remaining 8% of revenue is derived from reciprocal compensation which is the fee local exchange carriers pay to terminate calls on each other's networks, and the Company's long distance wholesale operation. Because of the uncertainty of various regulatory rulings that affect the collectibility of reciprocal compensation, the Company recognizes this revenue as cash is received. We have generated increased revenues over the past quarters and years, primarily through internal growth of our broadband network, internal customer growth, and revenues from new services per customer.

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

The Company has had a history of net losses as we built and expanded our network. As we continue to optimize our network infrastructure, increase operating efficiencies and expand our marketing and sales initiatives, we anticipate continuing losses in the foreseeable future. For the six months ended June 30, 2002, our operating, and selling and general administrative expenses decreased $57,716 or 22.5% to $199,201 from $256,917 for the six months ended June 30, 2001.

As a response to the severe slowdown in the telecommunications industry and economy, the limited available capital resources for our industry, and following the completion of the Amendment to the Company's Credit Agreement with JPMorgan Chase dated March 25, 2002, we revised our growth plan accordingly during the second quarter 2002. The revised growth plan also meets the terms and conditions as outlined in the Amendment, which permits the Company to lower its growth trajectory. Under the revised plan, the Company has substantially curtailed future capital spending and network geographic expansion in all existing markets, focuses on the continuation of customer acquisition growth, and has reduced operating expenses. During the second quarter 2002, we also performed a comprehensive review of our network capacity and current network utilization levels for the purpose of identifying underutilized network-related assets and assets not in use. The review consisted of a detailed assessment of the current network infrastructure, ongoing network optimization activities, usage projections based on target future customer levels, and available capital resources for completion of construction in progress and future expansion. As a result, the Company recognized an asset impairment of approximately $884,193 during the second quarter of 2002. In addition, the Company recognized approximately $8,091 of special charges, net of recoveries for exiting excess facilities, during the second quarter of 2002 as a result of the curtailing of construction and expansion, and the consolidation of certain operating activities. The Company can make no assurances that future impairments on our long-lived assets will not be realized.

The total asset impairment and special charges for the quarter ended June 30, 2002 is as follows:

                                              Quarter Ended
                                              June 30, 2002
                                              -------------
Impairment on property plant, and equipment     $734,821
Abandoned assets                                  52,071
Construction materials                            56,995
Goodwill                                          38,927
Franchises                                         1,379
                                                --------
Total asset impairment                           884,193
Exit costs for excess facilities                   8,091
                                                --------
Total asset impairment and
  special charges                               $892,284
                                                ========

When we developed our network, we built our network capacity to meet expectations regarding rapid expansion of demand, including in connection with anticipated growth of new technology that would demand higher levels of capacity to service customers in the future. In accordance with our revised plan, we have substantially curtailed future capital spending and network geographic expansion. The second quarter review compared the net book value of each reporting unit with undiscounted future cash flow projections based on the Company's current operating plan. The results indicated that certain assets and capitalized costs associated with the building and constructing our network in all of our overbuild reporting units were not recoverable. To determine the impairment loss of those assets to be held and used, the Company performed a fair value test, using the "best-estimate" approach on the primary asset group of each reporting unit by comparing the carrying value to the present value of estimated future cash flows for the remaining useful life of the asset group. The amount by which the carrying value of the assets exceeded the present value of estimated cash flows was approximately $734,821. The impairment loss affected all of our overbuild reporting units and none of our incumbent reporting units.

Based on our revised business plan, certain construction projects in progress were stopped and other previous planned expansion projects were abandoned. This stoppage is deemed to be other than temporary. In addition, certain capitalized costs and assets related to the subscriber gaining access to the Company's network were stranded based on the cost of retrieving the assets. The Company also abandoned certain corporate assets including leasehold improvements in certain facilities that were exited. The cost related to these stranded assets was approximately $52,071.

Construction material levels were also assessed based on the revised business plan and stoppage of certain construction projects. The assessment process resulted in the identification of excess construction material that cannot be used for alternative use and which is either to be returned to vendors, or resold to a secondary market. The carrying values of the construction materials that were identified that will be used in operations were written down to market value, which was lower than carrying value. The carrying values of the identified excess construction materials that will be sold were written down to the anticipated recovery rate or salvage value. The total amount of charges to dispose of inventory determined to be in excess was approximately $56,995.

In conjunction with the asset impairment test and review, the Company also performed a test to identify any potential impairment on the carrying value of goodwill on each identified reporting unit of the Company. The results of the test indicated that the carrying amount of goodwill on certain reporting units was impaired. During the second quarter 2002, the Company measured the impairment loss by the amount the carrying value exceeded the implied fair value of the goodwill on the reporting unit. During the second quarter 2002, a goodwill impairment loss of $38,927 was recognized in the Company's reporting units. The fair value of the reporting units was estimated using the expected present value of future cash flows.

As a result of the change in expansion plans, management has been in contact with the relevant franchising authorities to inform them of the Company's decision to stop construction and expansion. Based on the revised business plan and the curtailing of expansion, the Company wrote off the value of certain franchise licenses of approximately $1,379.

Over the past year, a detailed review of facility requirements against lease obligations has been continuously conducted to identify excess space. Along with the stoppage of certain construction projects and expansion, the Company has also consolidated certain operating activities, which resulted in exiting excess facilities. Costs to exit excess facilities in the amount of $8,091 were accrued in the second quarter 2002. This amount represents future lease obligations less estimates of net sublease income at prevailing market rates.

RESULTS OF OPERATIONS

Quarter and Six Months Ended June 30, 2002 Compared to Quarter and Six Months Ended June 30, 2001

For the second quarter ended June 30, 2002 and 2001, net loss before extraordinary item was $1,054,208 and $639,255, respectively, or $(10.46) and $(7.38) per average common share. For the six months ended June 30, 2002 and 2001, net loss before extraordinary item was $1,176,426 and $860,228 respectively, or $(12.17) and $(10.43) per average common share.

Sales:

Total sales increased $17,026 or 15.3%, to $127,989 for the quarter ended June 30, 2002 from $110,963 for the quarter ended June 30, 2001. Total sales increased $35,613 or 16.4% to $252,524 for the six months ended June 30, 2002 from $216,911 for the six months ended June 30, 2001.

Sales by service offerings are as follows:

                    Quarter Ended June 30,          Six Months Ended June 30,
                -------------------------------    ------------------------------
                  2002        2001      Change       2002       2001      Change
                --------   --------   ---------    --------   --------   --------

Voice           $ 32,594   $ 27,670   $   4,924    $ 65,503   $ 51,332   $ 14,171
Video             61,563     50,433      11,130     120,129     97,402     22,727
Data:
  Dial up          6,839     16,717      (9,878)     14,026     36,244    (22,218)
  Cable modem     15,868      7,583       8,285      32,726     12,908     19,818
Other             11,125      8,560       2,565      20,140     19,025      1,115
                --------   --------   ---------    --------   --------   --------
                $127,989   $110,963   $  17,026    $252,524   $216,911   $ 35,613
                ========   ========   =========    ========   ========   ========

The increase in voice sales was primarily due to an increase in average voice connections. For the quarter ended June 30, 2002, average voice connections increased 34,614, or 17.4%, to 233,894 from 199,279 for the quarter ended June 30, 2001. For the six months ended June 30, 2002, average voice connections increased 41,715, or 22.0%, to 231,426 from 189,711 for the six months ended June 30, 2001. The increase in average voice connections resulted in additional voice sales for the quarter and the six months ended June 30, 2002 of $4,824 and $11,807, respectively.

In addition to the increase in average voice connections, average monthly revenue per voice connection increased by $.17 to $46.45 for the quarter ended June 30, 2002 from $46.28 for the quarter ended June 30, 2001. For the six months ended June 30, 2002 average monthly revenue per voice connection increased $2.07 to $47.17 from $45.10 for the six months ended June 30, 2001. The increase in average monthly revenue per connection resulted in $100 and $2,364, of additional voice sales for the quarter and six months ended June 30, 2002, respectively.

The increase in video sales was primarily due to higher average video connections. For the quarter ended June 30, 2002, average video connections increased 39,624, or 9.2%, to 468,386 from 428,762 for the quarter ended June 30, 2001. For the six months ended June 30, 2002, average video connections increased 43,722, or 10.4%, to 464,739 from 421,017 for the six months ended June 30, 2001. The increase in average voice connections resulted in additional video sales for the quarter and six months ended June 30, 2002 of $5,208 and $11,302, respectively.

In addition to the increase in average video connections, average monthly revenue per video connection increased $4.60, or 11.7%, to $43.81 for the quarter ended June 30, 2002 from $39.21 for the quarter ended June 30, 2001. For the six months ended June 30, 2002, average monthly revenue per video connection increased $4.52, or 11.7%, to $43.08 from $38.56 for the six months ended June 30, 2001. The increase in average monthly revenue per connection resulted in $5,922 and $11,425, respectively, of additional video sales for the quarter and six months ended June 30, 2002.

The decrease in data sales compared to the same period in 2001 was primarily due to a decrease in average dial-up Internet connections, partially offset by an increase in average high-speed cable modem connections. Average dial-up Internet connections decreased 63,866, or 27.5%, to 168,407 for the quarter ended June 30, 2002 from 232,273 for the quarter ended June 30, 2001. For the six months ended June 30, 2002, the average dial-up Internet connections decreased 62,773, or 26.2%, to 176,715 from 239,488 for the six months ended June 30, 2001. The decrease in average dial-up Internet connections was the primary factor in $9,878 and $22,218 less data sales for the quarter and six months ended June 30, 2002, respectively.

The decrease in dial-up Internet connections was partially offset by an increase in average high-speed cable modem connections for the quarter and six months ended June 30, 2002. Average high-speed cable modem connections increased 52,538, or 66.3%, to 131,816 for the quarter ended June 30, 2002 from 79,278 for the quarter ended June 30, 2001. For the six months ended June 30, 2002, average high-speed cable modem connections increased 53,435, or 73.6%, to 126,079 from 72,644 for the six months ended June 30, 2001. The increase in average high-speed cable modem connections was the primary factor in $8,285 and $19,818 additional data sales for the quarter and six months ended June 30, 2002, respectively.

Other sales increased in the quarter and six months ended June 30, 2002, compared to the same period in 2001 primarily due to higher reciprocal compensation in 2002.

Costs and Expenses, Excluding Stock-Based Compensation, Depreciation and
Amortization:

Direct expenses, comprised of costs of providing services, decreased for the quarter and six months ended June 30, 2002 compared to the same period in 2001. For the quarter ended June 30, 2002, direct expenses decreased $1,347, or 2.6%, to $51,436 from $52,783 for the quarter ended June 30, 2001. For the six months ended June 30, 2002, Direct expenses decreased $3,670, or 3.5%, to $102,274 from $105,944 for the six months ended June 30, 2001. The decrease in Direct expenses was principally the result of lower cost per connection, which was offset by higher average connections and lower margin on video sales due to higher franchise fees and programming rates. The Company also recognized a higher margin on Internet sales due to network optimization.

For the quarter and six months ended June 30, 2002, Operating, selling and general and administrative costs decreased 17.9% and 22.5%, respectively, compared to the same period in 2001. Components of Operating, selling and general and administrative costs are as follows:

                             Quarter Ended June 30,             Six Months Ended June 30,
                         --------------------------------    -------------------------------
                           2002       2001       Change       2002        2001       Change
                         --------   --------    ---------    --------   --------    --------

Customer service         $ 15,101   $  16,082   $    (981)   $ 29,419   $  33,832   $ (4,413)
Network operations
 and construction          13,754      14,407        (653)     28,916      30,457     (1,541)
Sales and marketing        11,246      20,112      (8,866)     22,967      42,268    (19,301)
Advertising costs           3,602       2,317       1,285       6,256       6,484       (228)
Operating, general and
 administrative            54,617      66,878     (12,261)    111,643     143,876    (32,233)
                         --------   ---------   ---------    --------   ---------   --------
                         $ 98,320   $ 119,796   $ (21,476)   $199,201   $ 256,917   $(57,716)
                         ========   =========   =========    ========   =========   ========

Customer service costs decreased for the quarter and six months ended June 30, 2002 compared to the same period in 2001. The major components of the decrease are lower staff and personnel related reductions of approximately $2,054 and

$5,015,respectively, which was partially offset by higher outside labor costs of $1,183 and $4,016, respectively. For the quarter ended June 30, 2002, maintenance contract costs of approximately $108 were reduced. For the six months ended June 30, 2002 lower telephone costs of approximately $1,648, attributable to reduced rates from telephone service providers also contributed to the decrease in costs.

Network operations and construction costs decreased for the quarter and six months ended June 30, 2002 compared to the same period in 2001. For the quarter and six months ended June 30, 2002, lower repair and maintenance costs relating to the network and the fleet, and rental costs relating to the network of approximately $1,388 and $1,453, respectively, contributed to the decrease in costs.

Sales and marketing costs decreased for the quarter and six months ended June 30, 2002 compared to the same period in 2001 primarily due to reductions in staff as a result of the reduction of network expansion and network operations, and related commissions and benefits of approximately $6,026 and $12,234, respectively. The Company's sales and marketing efforts are now focused on higher mix of direct mail and telemarketing relative to direct sales, resulting in lower overall cost per acquired connection. For the quarter and six months ended June 30, 2002, lower sales and promotional discounts of approximately $2,840 and $7,067, respectively, also contributed to the decrease in costs.

Advertising costs increased for the quarter ended June 30, 2002 compared to the same period in 2001 primarily due to higher direct mail advertising costs of approximately $688 relating to an advertising campaign introducing several new service combination offering. Advertising costs decreased for the six months ended June 30, 2002 compared to the same period in 2001 primarily from lower radio advertising partially offset by higher direct mail advertising. The decrease in radio advertising of $2,461 for the six months ended June 30, 2002 is primarily related to a shift in the Company's advertising philosophy away from mass media branding to a more stratified customer targeted campaign. This targeted approach is being executed through direct mail advertising, which increased by approximately $2,071 for the six months ended June 30, 2002 as compared to the same period in 2001. Higher newspaper advertising costs related to the new service combination offerings of approximately $597 and $162, respectively, also contributed to the increase in costs for the quarter and six months ended June 30, 2002.

Operating, general and administrative expenses decreased for the quarter and six months ended June 30, 2002 compared to the same period in 2001 primarily due to staff reductions and personnel related costs, and a decrease in legal expense. For the quarter and six months ended June 30, 2002, staff reductions and personnel related costs decreased approximately $1,349 and $9,265, respectively. Legal expense decreased approximately $14,655 and $18,854, respectively, primarily representing a reduction in litigation and legal costs for franchise related exit costs. For the quarter and six months ended June 30, 2002, compared to the same periods in 2001, building rent decreased approximately $3,376 and $6,921, primarily as a result of the Company's efforts to reduce excess space and consolidate operations. For the quarter and six months ended June 30, 2002, the decrease in expenses was partially offset by higher computer system and maintenance contract costs associated with the new customer care and billing system of approximately $4,765 and $2,808. For the quarter ended June 30, 2002, compared to the quarter ended June 30, 2001, bad debt expense increased approximately $2,352, primarily as the result of a detailed review of old customer balances and billed but not collected revenue. Included in the second quarter 2002 bad debt expense, the Company reserved 100% of the meet point receivable from WorldCom Inc., which was approximately $485.

Non-cash Stock-Based Compensation:

Non-cash stock-based compensation decreased for the quarter and six months ended June 30, 2002 compared to the same periods in 2001, due to the cancellation of restricted stock grants in 2002 as a result of a reduction in the Company's work force. For the quarter ended June 30, 2002, non-cash stock-based compensation decreased by approximately $4,607, or 28.0%, to $11,826 from $16,433 for the quarter ended June 30, 2001. For the six months ended June 30, 2002, non-cash stock based compensation decreased $16,357 or 53.2%, to $14,402 from $30,759 for the six months ended June 30, 2001. The Company cancelled restricted stock grants of 10,082 and 697,835 grants, for the quarter and six months ended June 30, 2002, respectively.

Depreciation and Amortization:

For the quarter ended June 30, 2002, depreciation and amortization expense increased $3,656 or 4.4%, to $87,605 from $83,949 for the quarter ended June 30, 2001. This increase was largely the result of additional capital expenditures related to customer acquisition cost, which was partially offset by the decrease in amortization of goodwill. For the six months ended June 30, 2002, depreciation and amortization decreased $12,123 or 6.9% to $163,502 from $175,625 for the six months ended June 30, 2001. The decrease in 2002 was the result of goodwill no longer amortized. For the quarter and six months ended June 30, 2001, goodwill amortization was $15,620 and $42,383, respectively. There was no goodwill amortization expense in 2002 due to the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". This pronouncement changes the accounting for goodwill and intangible assets with indefinite lives from an amortized method to an impairment approach. See note 2 to the Condensed Consolidated Financial Statements for the quarter ended June 30, 2002.

Asset Impairment and Special Charges:

As described and discussed in detail in the Overview section, the total Asset impairment and special charges for the second quarter ended June 30, 2002 was approximately $892,284.

The Asset impairment and special charges for the quarter ended June 30, 2001 was approximately $454,880. This impairment primarily consisted of goodwill recognized from prior business combinations. Beginning in the fourth quarter of 2000, in light of the declining economic environment, the Company began planning to modify its growth trajectory in light of the available capital and anticipated availability of capital. The Company also began planning to undertake certain initiatives to effect operational efficiencies and reduce cost.

Accordingly, during the second quarter of 2001, management concluded its planning and revised its strategic and fundamental plans in order to achieve these objectives. Based on these revisions to its plans, management took actions during the second quarter of 2001 to realign resources to focus on core opportunities and product offerings. The Company also shifted focus from beginning construction in new markets to its existing markets where the Company could based on higher growth with lower incremental capital spending.

Specifically, expansion to new markets was curtailed and expansion plans for existing markets over the subsequent 24 to 36 months were curtailed in some markets, delayed in some markets and shifted in other markets as deemed appropriate.

As a result, during the six months ended June 30, 2001, the Company assessed the recoverability of its investment in each market, which lead to the recognition of an impairment to goodwill and the recording of special charges aggregating approximately $471,000. The special charge of $471,000 comprised the impairment of identifiable intangible and goodwill assets in the amount of $256,000, and the impairment of property and equipment in the amount of $114,000. In addition, charges to dispose of excess construction materials were approximately $70,000 and estimated costs to exit excess facilities were approximately $31,000.

Investment Income:

For the quarter ended June 30, 2002, Investment income decreased approximately $15,969 or 86.5%, to $2,488 from $18,457 for the quarter ended June 30, 2001.
For the six months ended June 30, 2002, Investment income decreased $45,789 or 81.9% to $10,132 from $55,921 for the six months ended June 30, 2001. The decrease was a result of lower interest rates and a decrease in average cash, temporary cash investments, short-term investments and restricted investments at June 30, 2002 compared to June 30, 2001. Cash, temporary cash investments, short-term investments, and restricted investments were $455,477 at June 30, 2002 compared to $1,059,927 at June 30, 2001. The decrease in average cash was primarily attributable to long-term debt repayments, capital expenditures, and working capital requirements.

Interest Expense:

Interest expense decreased for the quarter and six months ended June 30, 2002 compared to the same period in 2001 primarily due to lower interest accretion on discount notes and the extinguishment of debt. For the quarter ended June 30, 2002, interest expense decreased $11,755 or 23.2%, to $38,920 from $50,675 for the quarter ended June 30, 2001. For the six months ended June 30, 2002, Interest expense decreased $24,706 or 23.7% to $79,534 from $104,240 for the six months ended June 30, 2001. The decrease resulted primarily from lower accretion on the 11.125%, 9.8% and 11.0% senior discount notes issued in October 1997, February 1998 and June 1998, respectively, and the debt extinguishment from the tender offers during the second half of 2001 and quarter ended March 31, 2002. The total debt of the Company decreased $598,250 or 25.8% from $2,321,607 at June 30, 2001 to $1,723,357 at June 30, 2002.

Income Tax:

The Company's effective income tax rate was a benefit of 0.01% and 0.07%, respectively, for the quarter and six months ended June 30, 2002 as compared to 0.1% and 0.4%, respectively, for the same period in 2001. The tax effect of the Company's cumulative losses has exceeded the tax effect of accelerated deductions, primarily depreciation, which the Company has taken for federal income tax purposes. As a result, generally accepted accounting principles do not permit the recognition of such excess losses in the financial statements. This accounting treatment does not impact cash flows for taxes or the amounts or expiration periods of actual net operating loss carryovers.

Equity in Income (Loss) of Unconsolidated Entities:

For the second quarter ended June 30, 2002, Equity in (loss) income of unconsolidated entities decreased $41,873 to a loss of $35,030 from a gain of $6,843 for the quarter ended June 30, 2001. For the six months ended June 30, 2002, Equity in (loss) income of unconsolidated entities decreased $23,587 to a loss of $23,916 from a loss of $329 for the six months ended June 30, 2001. The loss and or income from unconsolidated entities, primarily represents the Company's investments in Starpower, Megacable, and J2 Interactive. The losses for the quarter and six months ended June 30, 2002, includes the Company's portion of our identified asset impairment on Starpower.

The Company has imbedded goodwill in the investment in Megacable, which is no longer amortized in accordance with SFAS No. 142. The estimated amortization of goodwill in Megacable was approximately $1,800 per quarter.

Minority Interest in Loss of Consolidated Entities:

For the quarter ended June 30, 2002, Minority interest in loss of consolidated entities decreased $27,608 to $33,340 from $5,732 for the quarter ended June 30, 2001. For the six months ended June 30, 2002, Minority interest in loss of consolidated entities decreased $24,153 to $36,495 from $12,342 for the six months ended June 30, 2001. The minority interest primarily represents the interest of NSTAR Communications, Inc. in the loss of RCN-Becocom. The loss for the quarter and six months ended June 30, 2002 is primarily due to the asset impairment and special charges related to RCN-Becocom.

Extraordinary Item:

Extraordinary item increased to $13,073 for the six months ended June 30, 2002 from none for the same period in 2001. During the six months ended June 30, 2002, the Company retired approximately $24,037 in face value of debt with a book value of approximately $22,142 for approximately $722 in cash and approximately 2,589,237 shares of common stock with a value of $7,875, plus fees of $180 and the write-off of debt issuance costs of $292.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents, and short-term investments decreased $423,070 to $415,421 at June 30, 2002 from $838,491 at December 31, 2001. The decrease resulted primarily from $123,294 used in operating activities, $98,544 used in investing activities, $199,997 used in financing activities, and the change in unrealized appreciation in short-term investments of $1,235.

Net cash of $123,294 used in operating activities consisted primarily of $64,690 net loss adjusted for non-cash items and $58,604 used in working capital and other activities. Net cash used in working capital and other activities resulted in decreases in accounts payable and accrued expenses of $61,167, a net decrease in accounts receivable and receivable from related parties of approximately $2,563.

Net cash of $98,544 used in investing activities resulted primarily from additions to property, plant and equipment, and construction materials of $78,712, investment and advances in unconsolidated joint ventures of $7,500, and an increase to restricted cash of $16,380. This cash used was offset by the proceeds from the sale of assets of $4,048. The increase to property, plant, and equipment was primarily due to the Company's expansion of its network in its current markets.

Cash used in financing activities of $199,997 consisted primarily of the repayment of long-term borrowings of $187,500, payments made for debt financing costs of $11,843, and repayment of capital leases of $741. The cash used in financing activities was partially offset by contributions from a minority interest party of $87.

The Company has indebtedness that is substantial in relation to its shareholders' equity, its assets and cash flow. At June 30, 2002 the Company had an aggregate of approximately $1,723,357 of indebtedness outstanding. The Company also has cash, temporary cash investments and short-term investments aggregating approximately $415,421.

Long-term debt outstanding at June 30, 2002 and December 31, 2001 is as follows:

                                                    June 30,   December 31,
                                                     2002          2001
                                                  ----------   ------------
Term Loans                                        $  562,500    $  750,000
Senior Notes 10% due 2007                            161,116       161,116
Senior Discount Notes 11.125% due 2007               310,646       316,351
Senior Discount Notes 9.8% due 2008                  307,435       293,073
Senior Discount Notes 11% due 2008                   130,291       123,499
Senior Notes 10.125% due 2010                        231,736       231,736
Capital Leases                                        19,633        20,373
                                                  ----------    ----------
Total                                              1,723,357     1,896,148
Due within one year                                   33,184        22,532
                                                  ----------    ----------
Total Long-Term Debt                              $1,690,173    $1,873,616
                                                  ==========    ==========

Contractual maturities of long-term debt over the next 5 years are as follows:

                                                  Aggregate Amounts
   For the period July 1, 2002 thru
     December 31, 2002                                 $ 16,707
   For the year ended December 31, 2003                $ 38,466
   For the year ended December 31, 2004                $ 46,471
   For the year ended December 31, 2005                $ 64,813
   For the year ended December 31, 2006                $221,468

As a result of the substantial indebtedness of the Company, the Company's fixed charges, which includes interest, amortization of debt, and capital expenditures, are expected to exceed its earnings for the foreseeable future. The leveraged nature of the Company could limit its ability to effect future financing or may otherwise restrict the Company's business activities.

The Company entered into an Amendment to the Credit Agreement dated March 25, 2002 (the "Amendment"). This Amendment amends certain financial covenants and certain other negative covenants to reflect the Company's current business plan and amends certain other terms and adds certain covenants of the Credit Agreement, including increases to the margins and commitment fee payable thereunder. In connection with the Amendment, the Company agreed to pay to certain lenders an aggregate fee of approximately $14,400 of which approximately

$11,843 has been paid through June 30, 2002, to repay $187,500 of outstanding term loans under the Credit Facility, and to permanently reduce the amount available under the revolving loan from $250,000 to $187,500. The Company has also agreed that it may not draw down additional amounts under the revolving loan until the later of the date on which the Company delivers to the lenders financial statements for the period ending March 31, 2004 and the date on which the Company delivers to the lenders a certificate with calculations demonstrating that the Company's EBITDA was at least $60,000 in the aggregate for the two most recent consecutive fiscal quarters. Together, these provisions place substantial limitations on the Company's ability to borrow money under the Revolver, and there can be no assurance that the Company will be able to satisfy these conditions or be able to draw under the Revolver. In connection with the Amendment, each of the lenders party thereto also agreed to waive any default or event of default under the Credit Agreement that may have occurred prior to the date of the Amendment. The Company also entered into three previous amendments to the credit agreement, as described further below.

In accordance with the Amendment, the Company prepaid $62,500 of the Term Loan A on March 25, 2002. At June 30, 2002, $187,500 of the Term Loan A was outstanding. Amortization of the Term Loan A starts on September 3, 2002 and will be repaid in quarterly installments based on percentage increments of the Term Loan A that start at 3.75% per quarter on September 3, 2002 and increase in steps to a maximum of 10% per quarter on September 3, 2005 through to maturity at June 3, 2006.

In accordance with the Amendment, the Company prepaid $125,000 of the Term Loan B on March 25, 2002. At June 30, 2002, $375,000 of the Term Loan B was outstanding. Amortization of the Term Loan B starts on September 3, 2002 with quarterly installments of $750 per quarter until September 3, 2006 when the quarterly installments increase to $90,750 per quarter through to maturity at June 3, 2007.

The Revolver can also be utilized for letters of credit up to a maximum of $15,000. At June 30, 2002 there were $15,000 in letters of credit outstanding under the Revolver. At June 30, 2002 the Company also had letters of credit outside the Revolver along with restricted cash of approximately $40,056, which were collateralized by cash.

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

The Company is permitted to make purchases of indebtedness of the Company solely with equity proceeds of, or solely in exchange for, Common Stock of the Company or Non-Cash Pay Preferred stock (as defined therein) of the Company provided that, among other things, the amount of such purchases made with equity proceeds does not exceed $300,000 in the aggregate. In June, 2001 the Company completed an equity offering of 7,661,074 shares of common stock in exchange for $50,000 in proceeds.

During the first quarter ended March 31, 2002, the Company completed various debt repurchases for certain of its Senior and Senior Discount Notes. The Company retired approximately $24,037 in face amount of debt with a book value of $22,142. The Company recognized an extraordinary gain of approximately $13,073 from the early retirement of debt in which approximately $722 in cash was paid and approximately 2,589,237 shares of common stock with a value of $7,875 were issued to retire the debt. In addition, the Company incurred fees of $180 and wrote off debt issuance costs of $292. There were no debt repurchases during the second quarter ended June 30, 2002.

The Company is aware that the various issuances of Senior Notes and Senior Discount Notes continue to trade at discounts to their respective face or accreted amounts. In order to continue to reduce future cash interest payments, as well as future amounts due at maturity, the Company may from time to time acquire certain of these outstanding debt securities in exchange for shares of RCN common stock pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended, in open market or privately negotiated transactions. We will evaluate any such transactions in light of then existing market conditions. The amounts involved in any such transactions, individually or in the aggregate, may be material.

The Company has two tranches of redeemable preferred stock, Series A and Series
B. At June 30, 2002 the Company had paid cumulative dividends in the amount of $62,887 in the form of additional Series A Preferred Stock. At June 30, 2002 the number of common shares that would be issued upon conversion of the Series A Preferred Stock was 8,022,755. At June 30, 2002 the Company had paid cumulative dividends in the amount of $290,832 in the form of additional shares of Series B Preferred Stock. At June 30, 2002 the number of common shares that would be issued upon conversion of the Series B Preferred Stock was 31,303,734. The Series A Preferred Stock issued on April 7, 1999 is subject to a mandatory redemption on March 31, 2014. The Series B Preferred Stock issued on February 28, 2000 is mandatorily convertible into the Company's Common Stock no later than February 28, 2007.

The Company has an investment portfolio. The objective of the Company's "other than trading portfolio" is to invest in high-quality securities, to preserve principal, meet liquidity needs, and deliver a suitable return in relationship to these guidelines.

The Company's successful debt and equity offerings have given the Company the ability to partially implement the business plan. However, the Company may be required to secure additional financing in the future. The Company can make no assurances that we will have sufficient funds to meet or refinance our debt when it becomes due.

The Company currently expects to fund expenditures for capital requirements as well as liquidity needs for operations from a combination of available cash balances, proceeds from revenues and financing arrangements. However, expenses may exceed the Company's estimates and the financing needed may be higher than estimated. At June 30, 2002, the Company had approximately $415,421 in cash and short-term investments.

The Company may experience difficulty raising capital in the future, as both the equity and debt capital markets have recently been difficult to access on reasonable terms, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. The Company's public equity and debt securities are trading at or near all time lows, which together with its substantial leverage, means it may have limited access to certain of its historic sources of capital.

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

Part II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on May 16, 2002. Matters submitted to and approved by Shareholders included:

1.  The election of Class II Directors to serve a term of three years:

Nominee                    For                       Withheld
-------                    ---                       --------
Alfred S. Fasola           101,539,918               2,008,013
Edward S. Harris           102,546,024               1,001,907
Richard R. Jaros           102,513,881               1,034,050
Timothy J. Stoklosa        102,482,610               1,065,321
Michael B. Yanney          102,515,064               1,032,867

Additional Directors whose term of office as a Director continued after the meeting included:

David C. McCourt           Michael A. Adams
James Q. Crowe             Peter S. Brodsky
Eugene Roth                Stuart E. Graham
William D. Savoy           Thomas J. May
Walter Scott, Jr.          Thomas P. O'Neill, III

2. The ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 2002.

For                        Against                   Abstain
---                        -------                   -------
103,051,525                214,347                   282,059

3. The approval of a proposal to amend the Amended and Restated Certificate of Incorporation of the Company to increase the number of shares of Common Stock.

For                        Against                   Abstain
---                        -------                   -------
101,390,856                1,983,436                 173,639

4. The approval of a proposal to amend the Amended and Restated Certificate of Incorporation of the Company to effect a reverse stock split.

For                        Against                   Abstain
---                        -------                   -------
100,951,870                2,372,524                 223,537

Item 6 -  Exhibits and Reports on Form 8-K

(a.)      Exhibits

          (4.1) Consulting Agreement, effective as of September 20, 2001 between RCN and Walter Scott, Jr.

          (4.2) Amendment No. 1 made as of July 2, 2002 to the Consulting Agreement dated as of September 20, 2001, between RCN and Walter Scott, Jr.

          (4.3) Outperformance Option Agreement under the RCN Corporation 1997 Equity Incentive Plan, made as of September 20, 2001, between RCN and Walter Scott, Jr.

          (4.4) Amendment No. 1 made as of April 16, 2002 to the Outperformance Option Agreement dated as of September 20, 2001, between RCN and Walter Scott, Jr.

          (99.1) Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (99.2) Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the

          Sarbanes-Oxley Act of 2002.


(b.)      Reports on Form 8-K

On May 7, 2002, RCN filed a Current Report on Form 8-K including the RCN Corporation 1st Quarter Earnings Release.

On June 21, 2002, RCN filed a Current Report on Form 8-K announcing that RCN Corporation ("RCN") and NSTAR Communications, Inc. completed an exchange of NSTAR's investment in a joint venture for RCN Common Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 RCN Corporation
Date: August 14, 2002

                                                 /s/ Jeffrey M. White
                                                 ----------------------------
                                                 Vice Chairman and
                                                 Chief Financial Officer