Form 10-Q
period 2002-09-30
RCN CORP /DE/
filed 2002-11-14
CIK 1041858

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

      [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Quarterly Period September 30, 2002.

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

YES  [X]      NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of September 30, 2002.

Common Stock                    110,496,411

RCN CORPORATION

INDEX

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Statements of
              Operations for the Quarter Ended
              and Nine Months Ended September 30, 2002 and 2001

              Condensed Consolidated Balance Sheets-
              September 30, 2002 and December 31, 2001

              Condensed Consolidated Statements of
              Cash Flows for the Nine Months Ended
              September 30, 2002 and 2001

              Notes to Condensed Consolidated Financial
              Statements

Item 2.       Management's Discussion and Analysis of
              Results of Operations and Financial
              Condition

Item 3.       Quantitative and Qualitative Disclosures
              About Market Risk

Item 4.       Controls and Procedures

PART II.      OTHER INFORMATION

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K

SIGNATURE

CERTIFICATIONS

This Quarterly Report on Form 10-Q is for the Quarter Ended September 30, 2002. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to incorporate by reference information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In this Quarterly Report, "RCN", "we", "us" and "our" refer to RCN Corporation and its subsidiaries.

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

      - respond to competitive pressures from better funded and more established service providers

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

PART I.   FINANCIAL INFORMATION
Item 1. Financial Statements

                        RCN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in Thousands, Except Share and Per Share Data)
                                   (Unaudited)

                                                  Quarter Ended                 Nine Months Ended
                                                   September 30,                  September 30,
                                              -------------------------   ------------------------
                                                  2002          2001          2002           2001
                                              -----------   -----------   -----------   -----------
Sales                                         $   114,494   $   103,702   $   340,131   $   295,878
Costs and expenses, excluding non-cash
 stock based compensation, depreciation
 and amortization:
   Direct expenses                                 43,848        47,040       137,074       144,995
   Operating and selling, general
     and administrative                            91,218       100,696       280,943       349,317
Non-cash stock based compensation                  10,902        15,093        25,304        45,852
Depreciation and amortization                      55,745        70,855       214,809       242,330
Asset impairment and special charges, net             (20)            -       891,786       470,880
                                              -----------   -----------   -----------   -----------
Operating loss                                    (87,199)     (129,982)   (1,209,785)     (957,496)
Investment income                                   2,593        16,185        12,509        72,086
Interest expense                                  (47,106)      (48,155)     (126,704)     (152,275)
Other income, net                                   1,101        10,804           593         6,809
                                              -----------   -----------   -----------   -----------
Loss from continuing operations
 before income taxes                             (130,611)     (151,148)   (1,323,387)   (1,030,876)
Provision (benefit) for income taxes                    -            36          (880)       (3,251)
                                              -----------   -----------   -----------   -----------
Loss from continuing operations before
  equity in unconsolidated entities
  and minority interest                          (130,611)     (151,184)   (1,322,507)   (1,027,625)
Equity in loss of unconsolidated entities             (48)       (4,496)      (23,964)       (4,825)
Minority interest in loss of
  consolidated entities                                 -         6,047        36,650        18,132
                                              -----------   -----------   -----------   -----------
Net loss from continuing operations              (130,659)     (149,633)   (1,309,821)   (1,014,318)
Income from discontinued operations, net of tax     2,376           736         5,112         5,193
Extraordinary item, net of tax                          -        75,482        13,073        75,482
                                              -----------   -----------   -----------   -----------
Net loss                                         (128,283)      (73,415)   (1,291,636)     (933,643)
Preferred dividend and accretion requirements      40,871        38,225       120,589       112,792
                                              -----------   -----------   -----------   -----------
Net loss to common shareholders               $  (169,154)  $  (111,640)  $(1,412,225)  $(1,046,435)
                                              ===========   ===========   ===========   ===========

Basic and Diluted loss per average common share:

  Net loss from continuing operations         $     (1.56)  $     (1.93)  $    (13.57)  $    (12.23)
  Net income from discontinued operations     $       .02   $       .01   $       .05   $       .06
  Extraordinary item                          $         -   $       .77   $       .12   $       .82
  Net loss to shareholders                    $     (1.54)  $     (1.15)  $    (13.40)  $    (11.35)
                                              ===========   ===========   ===========   ===========
  Weighted average shares outstanding         109,798,588    97,324,957   105,354,946    92,174,281


See accompanying notes to Condensed Consolidated Financial Statements.

                        RCN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                   September 30,  December 31,
                                                       2002            2001
                                                   ------------   ------------
ASSETS

Current assets:
   Cash and temporary cash investments              $   89,020    $  476,220
   Short-term investments                              261,770       362,271
   Accounts receivable from related
      parties                                           10,174        16,698
   Accounts receivable, net of reserve
      for doubtful accounts of $11,547
      at September 30, 2002 and $17,081
      at December 31, 2001                              48,549        46,145
   Unbilled revenues                                       897         2,052
   Interest and dividends receivable                     2,060         4,558
   Prepayments and other                                18,070        18,828
   Restricted short-term investments                    36,433        23,676
   Current assets of discontinued operations             4,137         5,726
                                                    ----------    ----------
Total current assets                                   471,110       956,174

Property, plant and equipment, net of
   accumulated depreciation of $755,008
   at September 30, 2002 and $567,681 at
   December 31, 2001                                 1,273,975     2,250,218
Investments in joint ventures and equity
   securities                                          213,584       229,294
Intangible assets, net of accumulated
   amortization of $64,720 at September 30,
   2002 and $64,496 at December 31, 2001                 1,846         3,232
Goodwill                                                 6,130        45,057
Deferred charges and other assets                       44,541        49,055
Noncurrent assets of discontinued operations            66,513        70,101
                                                    ----------    ----------
Total assets                                        $2,077,699    $3,603,131
                                                    ==========    ==========

                        RCN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)


LIABILITIES, REDEEMABLE PREFERRED AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Current maturities of capital lease
      obligations and long-term debt                    $   35,054   $   22,532
    Accounts payable                                        27,994       34,718
    Accounts payable to related parties                     13,312       20,693
    Advance billings and customer deposits                  23,330       21,895
    Accrued exit costs                                      30,671       39,271
    Accrued expenses, interest, cost of sales,
      employee compensation and other                      167,498      214,435
    Current liabilities of discontinued operations           3,861        3,886
                                                        ----------   ----------
Total current liabilities                                  301,720      357,430
                                                        ----------   ----------

Long-term debt                                           1,704,861    1,873,616
Other deferred credits                                       5,189       10,653
Minority interest                                              992       51,298

Commitments and contingencies

Redeemable preferred stock, Series A,
   convertible, par value $1 per share; 708,000
   shares authorized, and 318,363 and 302,217
   shares issued and outstanding at
   September 30, 2002 and December 31, 2001,
   respectively                                            310,602      293,951
Redeemable preferred stock, Series B,
   convertible, par value $1 per share; 2,681,931
   shares authorized, and 1,974,796 and 1,874,645
   shares issued and outstanding at
   September 30, 2002 and December 31, 2001,
   respectively                                          1,952,263    1,848,325

Common shareholders' equity:
   Common stock, par value $1 per share, 300,000,000
     shares authorized, 110,496,411  and 99,841,256
     shares issued, respectively                           110,496       99,841
   Additional paid-in capital                            1,442,547    1,416,529
   Cumulative translation adjustments                       (5,134)      (8,208)
   Unearned compensation expense                            (6,928)     (15,898)
   Unrealized appreciation on investments                    1,945        2,949
   Treasury stock, 682,867 shares and 513,615
     shares at cost at September 30, 2002 and
     December 31, 2001, respectively                        (9,583)      (8,309)
   Accumulated deficit                                  (3,731,271)  (2,319,046)
                                                        ----------   ----------
Total common shareholders' deficit                      (2,197,928)    (832,142)
                                                        ----------   ----------
Total liabilities, redeemable preferred stock and
  common shareholders' deficit                          $2,077,699   $3,603,131
                                                        ==========   ==========

See accompanying notes to Condensed Consolidated Financial Statements.

                                 RCN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (Unaudited)

                                                               For the
                                                          Nine Months Ended
                                                            September 30,
                                                         2002           2001
                                                     -----------    -----------
Cash flows from operating activities:
  Net loss                                           $(1,291,636)   $  (933,643)
  Income from discontinued operations                     (5,112)        (5,193)
  Extraordinary item                                     (13,073)       (75,482)
                                                     -----------    -----------
  Net loss from continuing operations                 (1,309,821)    (1,014,318)
  Adjustments to reconcile net loss from
    continuing operations to net cash
    used in operating activities:
      Accretion of discounted debt                        57,054         90,514
      Amortization of financing costs                     12,986          6,378
      Non-cash stock based compensation expense           25,304         45,852
      Gain on sale of property, plant
        and equipment                                          -         (7,268)
      Depreciation and amortization                      214,809        242,330
      Benefit from income taxes, net                        (880)        (3,251)
      Provision for losses on accounts receivable          9,809         10,479
      Write down on non-marketable investment              2,250         (8,197)
      Equity in (income) loss of
        unconsolidated entities                           23,964          4,825
      Minority interest                                  (36,650)       (18,132)
      Impairments and special charges                    891,786        470,535
                                                     -----------    -----------
                                                        (109,389)      (180,253)

      Change in working capital                          (75,388)      (215,153)
                                                     -----------    -----------
Net cash used in continuing operations                  (184,777)      (395,406)
Cash provided by discontinued operations                  13,412         14,338
                                                     -----------    -----------
Net cash used in operating activities                   (171,365)      (381,068)
                                                     -----------    -----------

Cash flows from investing activities:
  Additions to property, plant and equipment,
    net of retirements and capitalized interest         (101,422)      (443,311)
  Short-term investments, net                             99,497        678,208
  Increase in restricted short-term investments          (12,757)       (22,388)
  Investment in unconsolidated joint venture              (7,500)       (40,500)
  Proceeds from sale of assets                            17,636         40,232
  Discontinued operations                                 (1,536)        (1,303)
                                                     -----------    -----------
Net cash (used in) provided by investing activities       (6,082)       210,938
                                                     -----------    -----------

                                 RCN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (Unaudited)

Cash flows from financing activities:
  Repayments of long term debt                          (195,281)     (50,000)
  Payments of capital lease obligations                   (2,311)        (487)
  Issuance of long term debt                                   -      250,000
  Payments made for debt financing costs                 (12,077)           -
  Proceeds from the issuance of common stock                   -       50,000
  Proceeds from the exercise of stock options                  4          137
  Distribution to minority interest                          (88)            -
                                                     -----------    ---------
Net cash (used in) provided by financing activities     (209,753)     249,650
                                                     -----------    ---------
Net (decrease) increase in cash and
  temporary cash investments                            (387,200)      79,520
Cash and temporary cash investments at
  beginning of period                                    476,220      356,377
                                                     -----------    ---------
Cash and temporary cash investments at
  end of period                                      $    89,020    $ 435,897
                                                     ===========    =========

Supplemental disclosures of cash flow information
Cash paid during the periods for:
  Interest (net of $8,565 and $28,000 capitalized
    in 2002 and 2001, respectively)                  $    50,903    $  91,115
                                                     ===========    =========
  Income taxes paid                                  $     1,113    $       -
                                                     ===========    =========

Supplemental Schedule of Non-Cash Investing and Financing Activities:

During the nine months ended September 30, 2002, the Company issued 7.5 million shares of the Company's Common Stock, with a fair value of $11,625, to NSTAR Communications in exchange for NSTAR Communication's 17.83% investment in RCN-Becocom.

During the nine months ended September 30, 2002, the Company issued 2,589,237 shares of the Company's Common Stock, with a fair value of $7,875 to retire long-term debt with a face value of $24,037.

During the nine months ended September 30, 2002 and 2001, the Company entered into capital lease obligations of $5,671 and $3,583, respectively.

For the nine months ended September 30, 2002 and 2001, preferred stock dividends in the form of additional shares of redeemable preferred stock aggregated $116,297 and $108,502, respectively.

Non-cash accretion of preferred stock was $4,292 and $4,290 for the nine months ended September 30, 2002 and 2001, respectively.

See accompanying notes to Condensed Consolidated Financial Statements

RCN CORPORATION AND SUBSIDIARIES

                                    FORM 10Q
                        QUARTER ENDED SEPTEMBER 30,2002
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Thousands of Dollars, Except Per Share Amounts)
                                  (Unaudited)


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

The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, such statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Company's December 31, 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the Quarter Ended and Nine Months Ended September 30, 2002 are not necessarily indicative of operating results for the full year.

Management believes that the Company operates as one reportable operating segment. For a more complete discussion of the Company's accounting policies, use of estimates, and certain other information, refer to the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission on FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Under certain provisions of SFAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items net of the effects of income taxes. Instead, those gains and losses should be included as a component of income before income taxes. The provisions of SFAS No. 145 are effective for fiscal years beginning after May

15, 2002 with early adoption encouraged. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item should be reclassified upon adoption. Had the Company adopted SFAS No. 145 in the fiscal year 2002, the extraordinary gains on early retirement of debt of $13,073 in 2002 and $75,482 in 2001 would have been reflected in loss before income taxes. There would be no resulting change in the reported net loss.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Company for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial position, results of operations and cash flows.

3.  ASSET IMPAIRMENT AND SPECIAL CHARGES

As a response to the severe slowdown in the telecommunications industry and the economy, the limited available capital in the telecommunications industry, and following the completion of the Amendment to the Company's Credit Agreement with JPMorgan Chase dated March 25, 2002, the Company revised its growth plan during the second quarter 2002. The revised plan meets the terms and conditions set forth in the Amendment, which permitted the Company to lower its growth trajectory. Under the revised plan, the Company has substantially curtailed future capital spending and network geographic expansion in all existing markets, has focused on the continuation of customer acquisition growth, and has reduced operating expenses. The Company also performed a comprehensive review of its network capacity and current network utilization levels for the purpose of identifying underutilized network-related assets and assets not in use. The review consisted of a detailed assessment of the current network infrastructure, ongoing network optimization activities, usage projections based on target future customer levels, and available capital resources for completion of construction in progress and future expansion. As a result of all of the foregoing, the Company recognized an asset impairment during 2002 of approximately $888,520 of which $884,193 was recognized in the second quarter 2002. In addition, the Company recognized approximately $3,266 of special charges net of recoveries for exiting excess real estate facilities in 2002, as a result of the curtailing of construction and expansion, and the consolidation of certain operating activities.

The total asset impairment and special charges for the nine months ended September 30, 2002 is comprised of the following:

                                                     Nine Months Ended
                                                    September 30, 2002
                                                    ------------------
Impairment of property plant, and equipment             $734,821
Abandoned assets                                          52,071
Construction materials                                    61,322
Goodwill                                                  38,927
Franchises                                                 1,379

                                                        --------
Total asset impairment                                   888,520
Exit costs for excess facilities                           3,266
                                                        --------
Total asset impairment and
  special charges                                       $891,786
                                                        ========

The review compared the net book values of each reporting unit with undiscounted future cash flow projections based on the Company's current operating plan. The results indicated that certain assets and capitalized costs associated with the building and constructing the Company's network in all of the Company's overbuild reporting units were not recoverable. To determine the impairment loss of those assets to be held and used, the Company performed a fair value test, using the "best-estimate" approach on the primary asset group of each reporting unit by comparing the carrying value to the present value of estimated future cash flows for the remaining useful life of the asset group. The amount by which the carrying value of the assets exceeded the present value of estimated cash flows was approximately $734,821. The impairment loss affected all of the Company's overbuild reporting units and none of the Company's incumbent reporting units. Concurrent with the assessment of the asset impairment, the Company began a review of the useful life estimates of its long-lived assets. We anticipate the study to be completed in the fourth quarter 2002.

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

Based on the Company's revised business plan, certain construction projects in progress were stopped and other previous planned expansion projects were abandoned. This stoppage is deemed to be other than temporary. As a result, certain subscriber related assets were stranded based on the cost of retrieving the assets. The Company also abandoned certain corporate assets including leasehold improvements in certain facilities that were exited. The costs related to these stranded assets were approximately $52,071.

Construction material levels were also assessed based on the revised business plan and stoppage of certain construction projects. The assessment process resulted in the identification of excess construction material that cannot be used for alternative purposes and which is either to be returned to vendors or resold to a secondary market. The carrying values of the construction materials that were identified that will be used in operations were written down to market value, which was lower than carrying value. The carrying values of the identified excess construction materials that will be sold were written down to the anticipated recovery rate or salvage value. The total amount of charges to dispose of inventory determined to be in excess was approximately $61,322.

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

As a result of the change in expansion plans, management has been in contact with the relevant franchising authorities to inform them of the Company's decision to stop construction and expansion. Based on the revised business plan and the curtailing of expansion, the Company wrote off the value of certain franchise licenses of approximately $1,379. A review to evaluate the effects, if any, was conducted on the Company's obligations under the associated franchise agreements. The estimated costs less recoveries associated to exit certain franchises for the nine months ended September 30, 2002 were approximately $392 and were included in the Operating, selling, and G&A expense line, and approximately $1,440 was paid during the nine months ended September 30, 2002.

Over the past year, a detailed review of facility requirements against lease obligations has been continuously conducted to identify excess space. Along with the stoppage of certain construction projects and expansion, the Company has also consolidated certain operating activities, which resulted in exiting excess facilities. The estimated costs less recoveries, to exit excess real estate facilities for the nine months ended September 30, 2002 were approximately $3,266, and approximately $10,818 was paid during the nine months ended September 30, 2002.

The total activity for the quarter ended September 30, 2002 for accrued exit costs representing estimated damages, costs and penalties relating to franchises and real estate facilities is presented below. Recoveries are recorded when sublease agreements are executed at more favorable rates than originally anticipated or franchise issues are resolved for lower expense than anticipated.

                                        Franchise Exit                 Total
                                          Costs and      Facility     Accrued
                                          Penalties     Exit Costs   Exit Costs
                                        --------------  ----------   ----------
Balance at December 31, 2001               $15,710        $23,561      $39,271
Six months ended June 30, 2002:
  Additional accrued costs                   3,251         14,197       17,448
  Recoveries                                  (784)       (10,911)     (11,695)
  Payments                                    (386)        (7,976)      (8,362)
                                           -------        -------      -------
Balance at June 30, 2002                    17,791         18,871       36,662
                                           -------        -------      -------

Three months ended September 30, 2002:

  Additional accrued costs                       -            168          168
  Recoveries                                (2,075)          (188)      (2,263)
  Payments                                  (1,054)        (2,842)      (3,896)
                                           -------        -------      -------
Balance at September 30, 2002              $14,662        $16,009      $30,671
                                           =======        =======      =======

The Company also recognized an asset impairment during the second quarter of 2001. In light of the declining economic environment, the Company modified its growth trajectory based on the lack of available capital and anticipated availability of capital. The Company also began to undertake certain initiatives to effect operational efficiencies and reduce costs.

Accordingly, in 2001, management revised its strategic and fundamental plans in order to achieve these objectives. Based on these revisions to its plans, management took actions during the second quarter of 2001 to realign resources to focus on core opportunities and product offerings. The Company also shifted focus from beginning construction in new markets to completing additional construction activities in its existing markets so that the Company could achieve higher growth with lower incremental capital spending. Specifically, expansion to new markets was curtailed and expansion plans for existing markets over the subsequent 24 to 36 months were curtailed in some markets, delayed in some markets and shifted in other markets as deemed appropriate.

As a result, in 2001, the Company assessed the recoverability of its investment in each market, which lead to the recognition of an impairment to goodwill and the recording of special charges aggregating approximately $471,000. The special charge of $471,000 included the impairment of identifiable intangible and goodwill assets in the amount of $256,000, and the impairment of property and equipment in the amount of $114,000. In addition, charges to dispose of excess construction materials were approximately $70,000 and estimated costs to exit excess facilities were approximately $31,000.

4.  GOODWILL AND INTANGIBLE ASSETS

The Company has $6,130 of goodwill and $1,846 of unamortized identifiable intangible assets at September 30, 2002. In addition, there is approximately $59,000 of remaining goodwill embedded in the carrying amount of the Company's investment in Mega Cable. On January 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". This pronouncement changes the accounting for goodwill and intangible assets with indefinite lives from an amortized method to an impairment approach. Accordingly, the Company no longer records amortization relating to its existing goodwill and embedded goodwill. The Company has identified and established 10 reporting units, which correspond to the geographical markets in which the Company operates.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, are as follows:

                                        Goodwill
                                        --------
Balance as of January 1, 2002           $ 45,147
Impairment losses                        (38,927)
Goodwill of discontinued operations          (90)
                                        --------
Balance as of September 30, 2002        $  6,130
                                        ========

During the second quarter 2002, the Company performed a test and identified that the carrying value of goodwill on certain identified reporting units of the Company was impaired. Also during the second quarter 2002, the Company measured the impairment loss by the amount the carrying value exceeded the implied fair value of the goodwill on the reporting units. This amount of the impairment loss was $38,927. The fair value of the reporting units was estimated using the expected present value of future cash flows. This measurement is in accordance with SFAS No. 142. The impairment amount is included in the line item Asset impairment and special charges and is discussed further in Note 3. The Company also assessed for impairment, the value of goodwill imbedded in the carrying amount of the Company's investment in Mega Cable, in accordance with the Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". The results indicated that there was no impairment on the embedded goodwill.

The goodwill of discontinued operations represents the carrying value of goodwill associated with the assets of the Company's central New Jersey reporting unit. See note 5.

The estimated annual amortization of goodwill no longer recorded in accordance with the adoption of SFAS No. 142 prior to the impairment would have been approximately $12,000. The estimated annual amortization of goodwill no longer recorded after the impairment is approximately $1,677. The estimated annual amortization of goodwill embedded in the carrying value of the investment in Mega Cable would have been approximately $7,300.

The following table provides comparative earnings and earnings per share had the non-amortization provisions of SFAS No. 142 been adopted for the previous periods presented:

                                                 Quarter Ended             Nine Months Ended
                                                 September 30,                September 30,
                                           ---------------------------   -------------------------
                                              2002           2001           2002          2001
                                           -----------    -----------    -----------   -----------
Loss before extraordinary items            $  (169,154)   $  (187,122)   $(1,425,298)  $(1,121,917)
Extraordinary item                                   -         75,482         13,073        75,482
                                           -----------    -----------    -----------   -----------
Adjusted net loss to common
  shareholders                             $  (169,154)   $  (111,640)   $(1,412,225)  $(1,046,435)
Goodwill amortization, net of tax                    -          4,266              -        49,919
Amortization of goodwill embedded in
  the carrying value of the investment
  in Mega Cable                                      -          1,833              -         5,499
                                           -----------    -----------    -----------   -----------
Adjusted net loss to common shareholders   $  (169,154)   $  (105,541)   $(1,412,225)  $  (991,017)
                                           ===========    ===========    ===========   ===========

Basic and diluted loss per common share:
  Weighted average shares outstanding      109,798,588     97,324,957    105,354,946    92,174,281
  Loss from continuing operations          $     (1.56)   $     (1.93)   $    (13.57)  $    (12.23)
  Income from discontinued operations              .02            .01            .05           .06
  Extraordinary item                                 -            .77            .12           .82
                                           -----------    ------------    -----------  -----------
Reported net loss                                (1.54)         (1.15)        (13.40)       (11.35)
  Goodwill amortization                              -            .04               -          .54
  Amortization of embedded goodwill                  -            .02               -          .06
                                           -----------    -----------     -----------   ----------
Adjusted net loss per common share         $     (1.54)   $     (1.09)   $    (13.40)   $   (10.75)
                                           ===========    ===========    ===========    ==========

The following are identifiable intangible assets that have finite lives and are subject to amortization:

                                             September 30,   December 31,
                                                 2002            2001
                                             ------------    ------------
Franchise and subscriber lists                 $ 65,646        $ 66,334
Non-compete agreements                              100             100
Building access rights                               98              98
Other intangible assets                             722           1,196
                                               --------        --------
Total intangible assets                          66,566          67,728
Less accumulated amortization                   (64,720)        (64,496)
                                               --------        --------
Intangible assets, net                         $  1,846        $  3,232
                                               ========        ========

The total amortization expense for nine months ended September 30, 2002 was $226. The estimated aggregate amortization expense for the next five succeeding fiscal years is:

For the period October 1, 2002 through
  December 31, 2002                         $  40
For the year ended December 31, 2003        $ 260
For the year ended December 31, 2004        $ 204
For the year ended December 31, 2005        $ 219
For the year ended December 31, 2006        $ 225

The Company had no identifiable intangible assets with indefinite lives that are not subject to amortization at September 30, 2002 and December 31, 2001.

5.  DISCONTINUED OPERATIONS

During the third quarter 2002, the Company entered into a definitive agreement to sell its central New Jersey cable system assets and customers serviced by this network for an estimated cash sales price of approximately $245,000, subject to adjustments. The central New Jersey network services approximately 80,000 customers. The sale is subject to certain conditions, including receipt of consents and appropriate state and federal regulatory approval. The sales price is subject to certain adjustments based on minimum subscriber levels and profitability measures, and working capital items. In addition, the Company will be reimbursed for certain post-signing expenditures related to ongoing upgrades to the central New Jersey network being performed by the Company. The transaction is not subject to any buyer-financing conditions, and is structured as an asset purchase, with the buyer assuming certain liabilities related to the business. The asset sale is expected to be finalized during the first quarter 2003, and the Company expects to realize a gain of approximately $155,000 to $180,000 on the transaction. In accordance with the Amendment to the Credit Agreement, proceeds from the sale of the central New Jersey assets in excess of $250,000 are to be applied to the two outstanding Term Loans on a pro-rata basis. All proceeds below $250,000 may be used in connection with the Company's acquisition of telecommunications assets (as defined in the Credit Agreement). The Company will continue to operate in central New Jersey until the asset sale is complete. In accordance with SFAS No. 144, the results of operations for central New Jersey is reported as discontinued operations.

The following are the summarized results of operations for the quarter and nine months ended September 30, 2002 and 2001 for the central New Jersey operations:

                                           Quarter Ended       Nine Months Ended
                                           September 30,          September 30,
                                         -----------------     -----------------
                                           2002     2001         2002     2001
                                         -------- --------     -------- --------
(in thousands)
Sales                                    $13,500   $12,645     $40,387   $37,380
Direct expenses                          $ 4,964   $ 4,182     $14,012   $12,169
Operating and selling, general and
  administrative, and depreciation
  and amortization expense               $ 5,973   $ 7,251     $19,888   $19,699
Income before tax                        $ 2,493   $   736     $ 5,229   $ 5,193
Income after tax                         $ 2,376   $   736     $ 5,112   $ 5,193

In accordance with SFAS No. 144, depreciation and amortization is no longer recognized on assets to be sold.

The current and noncurrent assets and liabilities of the central New Jersey operation to be sold as of September 30, 2002 and December 31, 2001 are as follows:

                                                  September 30,    December 31,
                                                      2002             2001
                                                  ------------    ------------
(in thousands)
Current assets:
Accounts receivable, net of reserve                 $ 4,137          $ 5,726
                                                    -------          -------
Current assets of discontinued operations           $ 4,137          $ 5,726
                                                    =======          =======

Noncurrent assets:
Property, plant and equipment, net                  $66,403          $69,980
Intangible assets, net                                   20               31
Goodwill                                                 90               90
                                                    -------          -------
Noncurrent assets of discontinued operations        $66,513          $70,101
                                                    =======          =======

Current liabilities:
Advanced billings and customer deposits             $ 3,861          $ 3,886
                                                    -------          -------
Current liabilities of discontinued operations      $ 3,861          $ 3,886
                                                    =======          =======

6.  ASSET SALES

In 2002, the Company completed the sale of a portion of our business customer base that was not served by our broadband network. The sale was based on certain contingencies outlined in the sales agreement. After such contingencies, cash proceeds of the sale are approximately $2,325, which includes approximately 10,350 service connections of which 7,750 are incumbent commercial resale voice lines and the balance is digital subscriber lines. The final result of the sale has not been determined, but the Company does expect to realize an immaterial gain on the transaction in the fourth quarter 2002.

7.  JOINT VENTURE

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

In April 2000, NSTAR Communications gave notice of its intent to convert its remaining ownership interest into shares of the Company's Common Stock. In October 2000, the Company and NSTAR Communications reached an agreement in principle regarding settlement of the final valuation of this exchange and to amend certain other agreements governing the Joint Venture. These discussions continued and in June 2002, NSTAR Communications received 7.5 million shares of the Company's Common Stock with a market value of $11,625, in exchange for NSTAR Communications investment, which had a carrying value of approximately $13,781. Following this exchange, NSTAR Securities profit and loss sharing ratio in the joint venture was reduced to zero and it retained its investment percentage and the right to invest in future capital calls as if it owned a 29.76% interest. Any future capital contributions made by NSTAR for operating and liquidity requirements would require an adjustment to the sharing ratio and investment percentage accordingly. In connection with the exchange, NSTAR on behalf of itself and controlled affiliates, agreed to certain "standstill" restrictions for the period of one year from June 19, 2002, including refraining from further acquisitions of the Company's Common Stock beyond 10.75% in aggregate of the total number of voting shares and refraining from activities designed to solicit proxies or otherwise influence shareholders or management of RCN.

Under the amended agreements governing the Joint Venture, future investments by NSTAR Communications are not convertible into the Company's Common Stock. NSTAR Communications is permitted to invest in response to capital calls, based on its investment percentage, at its option, in Joint Venture equity, or in a Class B Preferred Equity interest of the Joint Venture, which carries a cash coupon rate of 1.84% per month guaranteed by the Company and RCN Telecom Services of Massachusetts, Inc. The maximum permitted amount of such investment is $100 million. Such coupon includes amortization of principal over a fifteen-year term. The security is callable by RCN after eight years following issuance at a redemption price equal to the net present value of the payments over the life of the security discounted on a monthly basis using an annual discount rate of 12%. There was no Class B Preferred Equity interest outstanding at September 30, 2002 or December 31, 2001.

The financial results of RCN-Becocom are consolidated in our financial statements. NSTAR's portion of the operating loss in RCN-Becocom is reported in the line item, Minority interest in the loss of consolidated entities. For the quarter and the nine months ended September 30, 2002, NSTAR's portion of the loss in RCN-Becocom was $0 and $36,651, respectively.

8.  DEBT AND LIQUIDITY

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

The Company entered into an Amendment to the Credit Agreement dated March 25, 2002 (the "Amendment"). This Amendment amends certain financial covenants and certain other negative covenants, and adds certain covenants to reflect the Company's current business plan and amends certain other terms of the Credit Agreement, including increases to the interest rate margins and commitment fee payable thereunder. In connection with the Amendment, the Company agreed to pay to certain lenders and third parties an aggregate fee of approximately $12,126 of which approximately $12,077 was paid through September 30, 2002, to repay $187,500 of outstanding term loans under the Credit Facility, and to permanently reduce the amount available under the revolving loan from $250,000 to $187,500. The Company has also agreed that it may not draw down additional amounts under the revolving loan until the later of the date on which the Company delivers to the lenders financial statements for the period ending March 31, 2004, and the date on which the Company delivers to the lenders a certificate with calculations demonstrating that the Company's earnings before interest, income taxes, depreciation and amortization, non-cash stock based compensation, and asset impairment and special charges ("adjusted EBITDA") was at least $60,000 in the aggregate for the two most recent consecutive fiscal quarters. In connection with the Amendment, each of the lenders party thereto also agreed to waive any default or event of default under the Credit Agreement that may have occurred prior to the date of the Amendment. The Company can make no assurance that in the future, it will be able to satisfy and comply with the covenants under the Amendment to the Credit Agreement.

As adjusted by the Amendment, the interest rate on the Credit Facility is, at the election of the Borrowers, based on either a LIBOR or an alternate base rate option. For the Revolver or Term Loan A borrowing, the interest rate will be LIBOR plus a spread of up to 350 basis points or the base rate plus a spread of 250 basis points, depending upon whether the Company's adjusted EBITDA has become positive and thereafter upon the ratio of debt to adjusted EBITDA. In the case of the Revolver the Company will pay a fee of 150 basis points on the unused commitment. For all Term Loan B borrowings the interest includes a spread that is fixed at 400 basis points over the LIBOR or 300 basis points over the alternate base rate. In addition, the LIBOR rate is subject to a 3.00% per annum minimum.

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

In accordance with the Amendment, the Company prepaid $62,500 of the Term Loan A on March 25, 2002. At September 30, 2002, $180,469 of the Term Loan A was outstanding. Amortization of the Term Loan A commenced on September 3, 2002 and will be repaid in quarterly installments based on percentage increments of the Term Loan A that start at 3.75% per quarter on September 3, 2002 and increase in steps to a maximum of 10% per quarter on September 3, 2005 through to maturity at June 3, 2006.

In accordance with the Amendment, the Company prepaid $125,000 of the Term Loan B on March 25, 2002. At September 30, 2002, $374,250 of the Term Loan B was outstanding. Amortization of the Term Loan B commenced on September 3, 2002 with quarterly installments of $750 per quarter until September 3, 2006 when the quarterly installments increase to $90,750 per quarter through to maturity at June 3, 2007.

During the first quarter ended March 31, 2002, the Company completed two debt repurchases for certain of its Senior and Senior Discount Notes. The Company retired approximately $24,037 in face amount of debt with a book value of $22,142. The Company recognized an extraordinary gain of approximately $13,073 from the early retirement of debt in which approximately $722 in cash was paid and approximately 2,589,237 shares of common stock with a value of $7,875 were issued. In addition, the Company incurred fees of $180 and wrote off debt issuance costs of $292. There were no debt repurchases during either of the quarters ended June 30 and September 30, 2002.

Long-term debt outstanding at September 30, 2002 and December 31, 2001 is as follows:

                                                  September 30,   December 31,
                                                     2002             2001
                                                  ------------    -----------
Term Loans                                        $  554,719      $  750,000
Senior Notes 10% due 2007                            161,116         161,116
Senior Discount Notes 11.125% due 2007               319,090         316,351
Senior Discount Notes 9.8% due 2008                  314,872         293,073
Senior Discount Notes 11% due 2008                   133,874         123,499
Senior Notes 10.125% due 2010                        231,736         231,736
Capital Leases                                        24,508          20,373
                                                  ----------      ----------
Total                                              1,739,915       1,896,148
Due within one year                                   35,054          22,532
                                                  ----------      ----------
Total Long-Term Debt                              $1,704,861      $1,873,616
                                                  ==========      ==========

Contractual maturities of long-term debt over the next 5 years are as follows:

                                                   Aggregate Amounts
   For the period October 1, 2002 through
     December 31, 2002                                 $  8,354
   For the year ended December 31, 2003                $ 38,466
   For the year ended December 31, 2004                $ 46,471
   For the year ended December 31, 2005                $ 64,813
   For the year ended December 31, 2006                $221,468

The Company currently expects to fund expenditures for capital requirements as well as liquidity needs for operations from a combination of available cash balances, proceeds from revenues and financing arrangements. However, expenses may exceed the Company's estimates and the financing needed may be higher than estimated. The Company may experience difficulty raising capital in the future, as both the equity and debt capital markets have recently been difficult to access on reasonable terms, particularly for securities issued by telecommunications and technology companies. In addition to raising capital through the debt and equity markets, the Company may continue to sell or dispose of existing businesses or investments to fund portions of the business plan. The Company may not be successful in producing sufficient cash flow, raising sufficient debt or equity capital on terms that it will consider acceptable. The Company can make no assurances that we will have sufficient funds to meet or refinance our debt when it becomes due.

9.  STOCK OPTIONS

Incentive Stock Options

The Company granted 139,800 and 54,250 Incentive Stock Options ("ISO's")with a fair value under SFAS No. 123 of approximately $164 and $44 to employees during the quarter ended September 30, 2002 and 2001, respectively.

Non-cash stock based compensation expense under SFAS No. 123 related to ISO's recognized during the quarter ended September 30, 2002 and 2001 was approximately $3,485 and $3,466, respectively. Non-cash stock based compensation expense under SFAS No. 123 related to ISO's recognized during the nine months ended September 30, 2002 and 2001 was approximately $10,551 and $10,310, respectively. As of September 30, 2002, the Company had not reflected $11,895 of unamortized compensation expense in its financial statements for options granted as of September 30, 2002. The unamortized compensation expense is recognized over the ISO's vesting period, which is three years.

Outperform Stock Option Plan

The Company did not grant Outperform Stock Options ("OSO's") to employees during the quarters ended September 30, 2002 and 2001.

Non-cash stock based compensation expense related to OSO's recognized during the quarter ended September 30, 2002 and 2001 was approximately $5,776 and $6,416, respectively. Non-cash stock based compensation expense related to OSO's recognized during the nine months ended September 30, 2002 and 2001 was approximately $17,307 and $19,923, respectively. As of September 30, 2002, the Company had not reflected $54,784 of unamortized compensation expense in its financial statements for options granted as of September 30, 2002. The unamortized compensation expense is recognized over the OSO's vesting period, which is five years.

Restricted Stock

The Company recorded $1,386 and $4,919 of non-cash compensation expense during the quarter ended September 30, 2002 and 2001, respectively, and $3,280 and $14,662 for the nine months ended September 30, 2002 and 2001, respectively, relating to grants of restricted stock to employees pursuant to its restricted stock program. During the quarter and nine months ended September 30, 2002, the Company cancelled 96,541 and 794,376, respectively, grants of restricted stock, resulting in a $1,958 and $13,318 reduction to non-cash compensation expense for the quarter and nine months ended September 30, 2002.

As of September 30, 2002, the Company had unearned compensation costs of $6,928 which is being amortized to expense over the restriction period.

Redeemable Preferred Stock

At September 30, 2002 the Company paid cumulative dividends in the amount of $68,363 in the form of additional Series A Preferred Stock. At September 30, 2002 the number of common shares that would be issued upon conversion of the Series A Preferred Stock was 8,163,154.

At September 30, 2002 the Company paid cumulative dividends in the amount of $324,796 in additional shares of Series B Preferred Stock. At September 30, 2002 the number of common shares that would be issued upon conversion of the Series B Preferred Stock was 31,851,549.

10.  EARNINGS PER SHARE

Basic loss per share is computed based on net loss after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on net loss after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock and stock options which would have been assumed to be converted in the quarter and nine months ended September 30, 2002 and have a dilutive effect if the Company had income from continuing operations is 28,691,810 and 39,353,035, respectively. The number of shares of preferred stock and stock options which would have been assumed converted in the quarter and nine months ended September 30, 2001 and have a dilutive effect if the Company had income from continuing operations is 28,229,211 and 41,009,930, respectively.

                                                  Quarter Ended               Nine Months Ended
                                                  September 30,                  September 30,
                                             -------------------------   --------------------------
                                                 2002          2001          2002          2001
                                             -----------   -----------   -----------   ------------
Net (loss)                                   $  (128,283)  $   (73,415)  $(1,291,636)  $  (933,643)
Preferred stock dividend and accretion
  requirements                                    40,871        38,225       120,589       112,792
                                             -----------   -----------   -----------   -----------
Net loss to common shareholders              $  (169,154)  $  (111,640)  $(1,412,225)  $(1,046,435)

Basic loss per average common share:
  Weighted average shares outstanding        109,798,588    97,324,957   105,354,946    92,174,281
  Loss per average common share from
    Continuing operations                    $     (1.56)  $     (1.93)  $    (13.57)  $    (12.23)
  Net income from discontinued operations    $       .02   $       .01   $       .05   $       .06
  Extraordinary item                                   -           .77   $       .12           .82
  Net loss to common shareholders            $     (1.54)  $     (1.15)  $    (13.40)  $    (11.35)
Diluted loss per average common share:
  Weighted average shares outstanding        109,798,588    97,324,957   105,354,946    92,174,281
  Dilutive shares                                      -             -             -             -
                                             -----------   -----------   -----------   -----------
  Weighted average shares and common stock
   equivalents outstanding                   109,798,588    97,324,957   105,354,946    92,174,281
                                             ===========   ===========   ===========   ===========
  Loss per average common share              $     (1.54)  $     (1.15)  $    (13.40)  $    (11.35)

11.  COMPREHENSIVE INCOME

The Company has two components of comprehensive income, cumulative translation adjustments and unrealized appreciation/depreciation on investments. The amount of total comprehensive loss for the quarter ended September 30, 2002 and 2001 was $(128,052) and $(67,210), respectively. The amount of total comprehensive loss for the nine months ended September 30, 2002 and 2001 was $(1,289,566) and $(930,315), respectively.

12.  RELATED PARTY TRANSACTIONS

In July 2002, the Company entered into a four year data center outsourcing contract with (i)Structure, Inc., a Level 3 Communications Company. As of September 30, 2002, Level 3 owned 24.11% of the outstanding shares of common stock in RCN. The (i)Structure data center will primarily host the Company's billing systems and financial support applications. The base service fee is approximately $150 per month.

The Company has an existing relationship with Commonwealth Telephone Enterprises, Inc. ("CTE"), formerly C-TEC Corporation. Our Chairman and Chief Executive Officer is also the Chairman of CTE. Eight of our Directors also serve on the board of directors of CTE. Prior to September 30, 1997, RCN was a wholly owned subsidiary of CTE. On September 30, 1997, C-TEC distributed the shares of RCN to its shareholders. The Company agreed to provide or cause to be provided certain specified services (management services) to CTE for a transitional period after the distribution. The total cash collected for these services during the quarters ended September 30, 2002 and 2001 was $211 and $96, respectively. The total cash collected for these services during the nine months ended September 30, 2002 and 2001 was $505 and $840, respectively. The agreement is designed to reflect an arrangement that would have been agreed upon by independent parties negotiating at arm's length.

The Company also provided CTE local and long distance services. The revenue recognized for these services for the quarter ended September 30, 2002 and 2001 was $1,576 and $1,753, respectively. The revenue recognized for these services for the nine months ended September 30, 2002 and 2001 was $4,913 and $5,123, respectively.

PART I.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except per share data)

The following discussion should be read in conjunction with the RCN Corporation's ("RCN" or the "Company") condensed consolidated financial statements and notes for the periods ended September 30, 2002, and with the audited financial statements and notes, and the Risk Factors included in the Company's December 31, 2001 Annual Report on the Form 10-K filed with the Securities and Exchange Commission.

INTRODUCTION

RCN Corporation is a leading facilities-based competitive provider of bundled phone, cable television and high-speed Internet services to the most densely populated markets in the U.S. We had approximately 900,000 average connections during the nine months ended September 30, 2002 and provide service in the Boston, New York, Philadelphia, Chicago, Los Angeles, San Francisco and Washington D.C. metropolitan markets.

We believe we are the first company in many of our markets to offer one-stop shopping for video, phone and Internet services to residential customers. The costs associated with the growth of our network and our operational infrastructure, expanding the level of service provided to our customers, and sales and marketing expenses are the primary reasons for the past operating losses. The Company does anticipate operating income in the foreseeable future as we continue our efforts to optimize our network infrastructure, increase operating efficiencies, and reduce operating costs. We expect to accomplish this as the Company continues to increase the number of customers on our network, increase the number of services per customer while lowering the costs associated with the new subscribers and reducing the costs of providing services by capturing economies of scale. Certain of our operating markets are currently achieving positive operating results before the recognition of non-cash expenses primarily relating to the previous network development and non-cash stock based compensation.

GENERAL

Our primary business is delivering bundled communications services, including local and long distance telephone, video programming (including digital cable
TV) and data services (including cable modem high speed internet access and dial up Internet) to residential customers over our predominantly owned network. We currently serve customers in 7 of the 10 most densely populated areas of the country. These markets include Boston and 18 surrounding communities, New York City, including Queens, the Philadelphia suburbs, Washington D.C. and certain suburbs, Chicago, San Francisco and certain suburbs, and certain communities in Los Angeles. We also serve the Lehigh Valley in Pennsylvania, and we are the incumbent franchised cable operator in many communities in central New Jersey and around Carmel, New York.

ResiLink(SM) is the brand name of our premier family of bundled service offerings that enables residential customers to enjoy pre-packaged bundles of Phone, Cable TV and high-speed Internet for a flat monthly price. These packages have different combinations of our core services and include various phone features and premium channels. In addition, we offer RCN Essentials(SM), which is designed to appeal to customers seeking simplification and value. These packages offer consumers a core set of communications and entertainment services that include cable TV and phone and lets customers build their own bundle through the purchase of additional voice, video and data products.

In addition to ResiLink, we sell Phone, Cable TV, High-Speed cable modem and dial-up Internet to residential customers on an a-la-carte basis, and we provide communication services to commercial customers. We are working to leverage the excess capacity of our broadband network to allow us to expand our offering of new services.

Our services are typically delivered over our predominately owned high-speed, high-capacity, fiber-optic network. Our network is a broadband fiber-optic platform that typically employs diverse backbone architecture and localized fiber-optic nodes. This architecture allows the Company to bring its state-of-the-art broadband within approximately 900 feet of its customers, with fewer electronics than existing competitors' local networks. We have generally designed our broadband network to have sufficient capacity so that we believe we have the capability of adding new communications services more efficiently and effectively than the incumbents or other competitors.

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

The Company is party to the RCN-Becocom, LLC joint venture with NSTAR Communications, Inc. ("NSTAR Communications"), a subsidiary of NSTAR, regarding construction of our broadband network and operation of our telecommunications business in the Boston metropolitan area. NSTAR is a holding company that, through its subsidiaries, provides regulated electric and gas utility services in the Boston area. At September 30, 2002, following NSTAR's exchanges of their joint venture ownership interest for the Company's stock (see note 3 of the notes to condensed consolidated financial statements for the quarter ended September 30, 2002), the Company had a sharing ratio of 100% and an investment percentage of 70.24% in the RCN-Becocom joint venture. The investment percentage represents the percent of each capital call that RCN has the right to invest. RCN-Becocom is consolidated in our financial statements.

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

The following financial highlights for the nine months ended September 30, 2002 reflect the consolidation of Starpower and the Company's Central New Jersey market operations, which is reported as a discontinued operation under GAAP:

Financial Highlights          RCN                      Central     Consolidated
dollars in thousands)     Corporation   Starpower**   New Jersey    Pro-Forma
--------------------      -----------   -----------   -----------  ------------
Total sales                $340,131       $62,397       $40,387      $442,915
Total direct costs         $137,074       $15,556       $14,012      $166,642
Margin                     $203,057       $46,841       $26,375      $276,273
Total operating, selling
  and general and
  administrative costs     $280,943       $37,013       $14,016      $331,972
Adjusted EBITDA*           $(77,886)      $ 9,828       $12,359      $(55,699)

*Adjusted EBITDA - Non GAAP measure calculated as net loss before interest, tax, depreciation and amortization, stock based compensation, extraordinary gains and special charges. Other companies may calculate and define EBITDA differently than RCN.

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

OVERVIEW

Approximately 92% of the Company's revenue for the nine months ended September 30, 2002 is attributable to monthly telephone line service charges, local toll, special features and long-distance telephone service fees, monthly subscription fees for basic, premium, and pay-per-view cable television services, and Internet access fees through high-speed cable modems, dial up telephone modems, web hosting and dedicated access. The remaining 8% of revenue is derived from reciprocal compensation which is the fee local exchange carriers pay to terminate calls on each other's networks, and the Company's long distance wholesale operation. Because of the uncertainty of various regulatory rulings that affect the collectibility of reciprocal compensation, the Company recognizes this revenue as cash is received. We have generated increased revenues over the past quarters and years, primarily through internal growth of our broadband network, internal customer growth, and revenues from new services per customer.

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

The Company has had a history of net losses as we built and expanded our network. In 2001, due to the slowdown in the economy and specifically in the telecommunications industry, the Company reprioritized the capital spending and began certain initiatives to increase operational efficiencies and to reduce costs. As a result of these actions, the Company has reduced its workforce by 626 employees in 2002 and 1,462 employees in 2001. The total headcount at September 30, 2002 is 3,972, which includes Starpower. For the nine months ended September 30, 2002, our operating, selling and general administrative expenses decreased $68,374 or 19.6% to $280,943 from $349,317 for the nine months ended September 30, 2001.

During the third quarter of 2002, the Company entered into an agreement to sell its central New Jersey cable system assets and customers serviced by this network for an estimated cash sales price of approximately $245,000, subject to adjustments. The central New Jersey network services approximately 80,000 customers. The Company did not build the central New Jersey cable system, but inherited the system on October 1, 1997 when the Company was spun off from the former C-TEC Corporation. The Company's core business plan was founded on building our own network in major metropolitan markets and bundling phone, high-speed Internet and cable television. The sale of the cable system assets is expected to be finalized during the first quarter of 2003.

As a response to the severe slowdown in the telecommunications industry and economy, the limited available capital resources for our industry, and following the completion of the Amendment to the Company's Credit Agreement with JPMorgan Chase dated March 25, 2002, we revised our growth plan accordingly during the second quarter 2002. Under the revised plan, the Company has substantially curtailed future capital spending and network geographic expansion in all existing markets, focuses on the continuation of customer acquisition growth, and has reduced operating expenses. During the second quarter 2002, we also performed a comprehensive review of our network capacity and current network utilization levels for the purpose of identifying underutilized network-related assets and assets not in use. The review consisted of a detailed assessment of the current network infrastructure, ongoing network optimization activities, usage projections based on target future customer levels, and available capital resources for completion of construction in progress and future expansion. As a result, the Company recognized an asset impairment during 2002 of approximately $888,520, of which $884,193 was recognized in the second quarter 2002. In addition, the Company recognized approximately $3,266 of special charges, net of recoveries for exiting excess facilities, during 2002 as a result of the curtailing of construction and expansion, and the consolidation of certain operating activities. The Company can make no assurances that future impairments on our long-lived assets will not be realized.

The total asset impairment and special charges for the nine months ended September 30, 2002 is as follows:

                                                   Nine Months Ended
                                                   September 30, 2002
                                                   ------------------
Impairment on property plant, and equipment             $734,821
Abandoned assets                                          52,071
Construction materials                                    61,322
Goodwill                                                  38,927
Franchises                                                 1,379
                                                        --------
Total asset impairment                                   888,520
Exit costs for excess facilities                           3,266
                                                        --------
Total asset impairment and special charges              $891,786
                                                        ========

When we developed our network, we built our network capacity to meet expectations regarding rapid expansion of demand, including in connection with anticipated growth of new technology that would demand higher levels of capacity to service customers in the future. In accordance with our revised plan, we have substantially curtailed future capital spending and network geographic expansion. The second quarter review compared the net book value of each reporting unit with undiscounted future cash flow projections based on the Company's current operating plan. The results indicated that certain assets and capitalized costs associated with the building and constructing our network in all of our overbuild reporting units were not recoverable. To determine the impairment loss of those assets to be held and used, the Company performed a fair value test, using the "best-estimate" approach on the primary asset group of each reporting unit by comparing the carrying value to the present value of estimated future cash flows for the remaining useful life of the asset group. The amount by which the carrying value of the assets exceeded the present value of estimated cash flows was approximately $734,821. The impairment loss affected all of our overbuild reporting units and none of our incumbent reporting units. Concurrent with the assessment of the asset impairment, we began a review of the useful life estimates of our long-lived assets. We anticipate the study to be completed in the fourth quarter 2002.

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

Construction material levels were also assessed based on the revised business plan and stoppage of certain construction projects. The assessment process resulted in the identification of excess construction material that cannot be used for alternative purpose and which is either to be returned to vendors, or resold to a secondary market. The carrying values of the construction materials that were identified to be used in operations were written down to market value, which was lower than carrying value. The carrying values of the identified excess construction materials that will be sold were written down to the anticipated recovery rate or salvage value. The total amount of charges to dispose of inventory determined to be in excess was approximately $61,322.

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

Over the past year, a detailed review of facility requirements against lease obligations has been continuously conducted to identify excess space. Along with the stoppage of certain construction projects and expansion, the Company has also consolidated certain operating activities, which resulted in exiting excess facilities. Costs to exit excess facilities in the amount of $3,266 were accrued in 2002. This amount represents future lease obligations less estimates of net sublease income at prevailing market rates.

RESULTS OF OPERATIONS

Quarter and Nine Months Ended September 30, 2002 Compared to Quarter and Nine Months Ended September 30, 2001

For the quarter ended September 30, 2002 and 2001, net loss from continuing operations was $130,659 and $149,633, respectively, or $(1.56) and $(1.93) per average common share. For the nine months ended September 30, 2002 and 2001, net loss from continuing operations was $1,309,821 and $1,014,318 respectively, or $(13.57) and $(12.23) per average common share.

Sales:

Total sales increased $10,792 or 10.4% to $114,494 for the quarter ended September 30, 2002 from $103,702 for the quarter ended September 30, 2001. Total sales increased $44,253 or 15.0% to $340,131 for the nine months ended September 30, 2002 from $295,878 for the nine months ended September 30, 2001.

Sales by service offerings are as follows:

                    Quarter Ended September 30,           Nine Months Ended September 30,
                   ------------------------------         -------------------------------
                     2002       2001      Change            2002      2001       Change
                   --------   --------   --------         --------   --------   --------
Voice              $ 35,097   $ 30,129   $  4,968         $100,601   $ 81,461   $ 19,140
Video                49,834     42,148      7,686          146,315    117,098     29,217
Data - Cable modem   13,614      8,431      5,183           36,744     19,750     16,994
Data - Dial up        6,524     10,224     (3,700)          20,549     31,548    (10,999)
Data - Other          2,254      5,789     (3,535)           9,423     20,711    (11,288)
Other                 7,171      6,981        190           26,499     25,310      1,189
                   --------   --------   --------         --------   --------   --------
                   $114,494   $103,702   $ 10,792         $340,131   $295,878   $ 44,253
                   ========   ========   ========         ========   ========   ========

The increase in sales by service offering was primarily due to an increase in average connections. Average connections by service offering are as follows:

                      Quarter Ended September 30,     Nine Months Ended September 30,
                     ------------------------------   -------------------------------
                                                %                                   %
                      2002     2001   Change  Change     2002     2001   Change  Change
                     -------  ------- ------  ------    -------  ------- ------  ------
Voice                240,314  210,847  29,467   14.0%   234,388  196,756  37,632   19.1%
Video                390,308  354,498  35,810   10.1%   384,588  343,715  40,873   11.9%
Data - Cable Modem   130,806   79,810  50,996   63.9%   120,454   69,003  51,451   74.6%
Data - Dial Up       148,078  200,823 (52,745) (26.3%)  161,092  211,449 (50,357) (23.8%)
                     -------  -------  ------   -----   -------  -------  ------   -----
Total                909,506  845,978  63,528    7.5%   900,522  820,923  79,599    9.7%
                     =======  =======  ======   =====   =======  =======  ======   =====

The increase in average voice connections resulted in additional voice sales for the quarter and the nine months ended September 30, 2002 of $4,304 and $16,152, respectively. The increase in average video connection resulted in additional video sales for the quarter and nine months ended September 30, 2002 of $4,572 and $15,550 respectively. The increase in average cable modem connections resulted in additional data sales of $5,308 and $15,695 for the quarter and nine months ended September 30, 2002. The decrease in average dial up connections resulted in lower data sales for the quarter and the nine months ended September 30, 2002 of $2,324 and $6,424, respectively.

In addition to the increase (decrease) in average connections, average monthly revenue per connection increased (decreased) as follows by service offering:

                        Quarter Ended September 30,         Nine Months Ended September 30,
                     --------------------------------    ----------------------------------
                                          $       %                            $      %
                      2002     2001    Change  Change     2002     2001     Change  Change
                    -------  -------  -------  ------    -------  -------  -------  ------
Voice               $ 48.68  $ 47.63  $  1.05    2.2%    $ 47.69  $ 46.00  $  1.69    3.7%
Video               $ 42.56  $ 39.63  $  2.93    7.4%    $ 42.27  $ 37.85  $  4.42   11.7%
Data-Cable Modem    $ 34.69  $ 35.21  $  (.52)  (1.5%)   $ 33.89  $ 31.80  $  2.09    6.6%
Data-Dial Up        $ 14.69  $ 16.97  $ (2.28) (13.4%)   $ 14.17  $ 16.58  $ (2.41) (14.5%)
Total               $ 38.88  $ 37.23  $  1.65    4.4%    $ 38.30  $ 35.62  $  2.68    7.5%

The increase in average monthly voice revenue per connection resulted in $664 and $2,988, of additional voice sales for the quarter and nine months ended September 30, 2002, respectively. The increase in average monthly video revenue per connection resulted in $3,114 and $13,667 of additional video sales for the quarter and nine months ended September 30, 2002, respectively. The decrease in average monthly cable modem revenue per connection resulted in $125 of lower cable modem sales for the quarter ended September 30, 2002. The increase in average monthly cable modem revenue per connection resulted in $1,299 of additional cable modem sales for the nine months ended September 30, 2002. The decrease in average monthly dial up revenue per connection resulted in $1,376 and $4,575 of lower dial up sales for the quarter and nine months ended September 30, 2002, respectively.

The decrease in data-other sales was due to the sale or disconnection of approximately 3,600 resold high-speed connections not served by our broadband network.

Other sales increased in the quarter and nine months ended September 30, 2002, compared to the same period in 2001 primarily due to higher reciprocal compensation in 2002. Due to lower FCC rates, the Company expects the reciprocal compensation to decline in the future.

Costs and Expenses, Excluding Stock-Based Compensation, Depreciation and
Amortization:

Direct expenses, comprised of costs of providing services, decreased $3,192 or 6.8% to $43,848 for the quarter ended September 30, 2002 from $47,040 for the quarter ended September 30, 2001. Direct expenses decreased $7,921 or 5.5% to $137,074 for the nine months ended September 30, 2002 from $144,995 for the nine months ended September 30, 2001.

Direct expenses by service offering are as follows:

                    Quarter Ended September 30,         Nine Months Ended September 30,
                   ------------------------------       -------------------------------
                     2002       2001      Change          2002      2001       Change
                   --------   --------   --------       --------   --------   --------
Voice              $ 10,827   $ 12,521    $(1,694)      $ 32,103   $ 40,243   $ (8,140)
Video                25,995     21,918      4,077         79,322     62,833     16,489
Data                  3,895     10,051     (6,156)        15,557     33,256    (17,699)
Other                 3,131      2,550        581         10,092      8,663      1,429
                   --------   --------   --------       --------   --------   --------
                   $ 43,848   $ 47,040   $ (3,192)      $137,074   $144,995   $ (7,921)
                   ========   ========   ========       ========   ========   ========

The decrease in Direct expenses was principally the result of lower cost per connection, which was offset by higher average connections and lower margin on video sales due to higher franchise fees and programming rates. The Company also recognized a higher margin on data sales due to network optimization and a reduction of expenses due to the sale and disconnection of digital subscriber lines not served by our broadband network.

For the quarter and nine months ended September 30, 2002, Operating, selling and general and administrative costs decreased 9.4% and 19.6%, respectively, compared to the same period in 2001. Components of Operating, selling and general and administrative costs are as follows:

                               Quarter Ended September 30,       Nine Months Ended September 30,
                             ------------------------------      -------------------------------
                                2002      2001      Change         2002      2001      Change
                             --------   --------   --------      --------  --------   --------
Customer service             $ 13,379   $ 14,797   $ (1,418)     $ 41,156  $ 48,630   $ (7,474)
Network operations
 and construction              12,703     13,284       (581)       39,163    43,600     (4,437)
Sales and marketing            10,919     15,379     (4,460)       32,573    57,353    (24,780)
Advertising costs               3,441         97      3,344         9,399     6,463      2,936
Operating, general and
 administrative                50,776     57,139     (6,363)      158,652   193,271    (34,619)
                             --------   --------   --------      --------  --------   --------
                             $ 91,218   $100,696   $ (9,478)     $280,943  $349,317   $(68,374)
                             ========   ========   ========      ========  ========   ========

Customer service costs decreased for the quarter and nine months ended September 30, 2002 compared to the same period in 2001. The major components of the decreases were primarily due to lower staff and personnel costs as a result of lower average headcount.

Network operations and construction costs increased for the quarter and the nine months ended September 30, 2002 compared to the same period in 2001. The decreases for the quarter and nine months ended September 30, 2002 were primarily due to lower rental costs relating to the network. In addition, for the nine months ended September 30, 2002 the Company had lower repairs and maintenance costs relating to the network, which also contributed to the decrease in costs from the same period in 2001.

Sales and marketing costs decreased for the quarter and nine months ended September 30, 2002 compared to the same period in 2001 primarily as a result of the improvements in efficiencies and sales distribution management. The Company's sales and marketing efforts are now more focused on direct mail and telemarketing versus direct sales, resulting in lower overall cost per acquired connection than in 2001.

Advertising costs increased for the quarter and nine months ended September 30, 2002 compared to the same period in 2001 primarily due to higher direct mail and newspaper advertising costs relating to advertising campaigns introducing several new service combination offerings in 2002.

Operating, general and administrative expenses decreased for the quarter and nine months ended September 30, 2002 compared to the same period in 2001 primarily due to staff reductions and personnel related costs, and a decrease in legal expense. For the quarter and nine months ended September 30, 2002, staff reductions and personnel related costs decreased approximately $2,520 and $3,845, respectively. Legal expense decreased approximately $7,977 and $26,610, respectively, primarily representing a reduction in litigation and legal costs for franchise related exit costs. For the quarter and nine months ended September 30, 2002, compared to the same periods in 2001, building facility costs decreased approximately $2,060 and $9,010, and building repairs and maintenance decreased approximately $649 and $1,458 primarily as a result of the Company's efforts to reduce excess space and consolidate operations. For the quarter and nine months ended September 30, 2002, the decrease in expenses was partially offset by higher computer system and maintenance contract costs associated with the new customer care and billing system of approximately $2,329 and $4,318, and higher pole rental charges of $482 and $1,259. For the quarter ended September 30, 2002, compared to the quarter ended September 30, 2001, bad debt expense increased approximately $719, primarily as the result of a detailed review of old customer balances and billed but not collected revenue, and casualty insurance increased $741 as the result of higher claims activity.

Non-cash Stock-Based Compensation:

Non-cash stock-based compensation decreased for the quarter and nine months ended September 30, 2002 compared to the same periods in 2001, due to the cancellation of restricted stock grants in 2002 as a result of a reduction in the Company's work force. For the quarter ended September 30, 2002, non-cash stock-based compensation decreased by approximately $4,191, or 27.8%, to $10,902 from $15,093 for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, non-cash stock based compensation decreased $20,548 or 44.8% to $25,304 from $45,852 for the nine months ended September 30, 2001. The Company cancelled restricted stock grants of 96,541 and 794,376 grants, for the quarter and nine months ended September 30, 2002, respectively.

Depreciation and Amortization:

For the quarter ended September 30, 2002, depreciation and amortization expense decreased $15,110 or 21.3%, to $55,745 from $70,855 for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, depreciation and amortization decreased $27,521 or 11.4% to $214,809 from $242,330 for the nine months ended September 30, 2001. These decreases are the result of lower carrying value of property, plant and equipment which were reduced as the result of the asset impairment in the second quarter 2002, and also the decrease in amortization of goodwill in 2002. For the quarter and nine months ended September 30, 2001, goodwill amortization was $4,266 and $49,919, respectively. There was no goodwill amortization expense in 2002 due to the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". This pronouncement changes the accounting for goodwill and intangible assets with indefinite lives from an amortized method to an impairment approach.

Asset Impairment and Special Charges:

As described and discussed in detail in the Overview section, the total Asset impairment and special charges for the nine months ended September 30, 2002 was approximately $891,786.

The asset impairment and special charges for the quarter ended September 30, 2002 was a credit of approximately $20. This credit was the result of net recoveries for exiting excess real estate facilities.

The Asset impairment and special charges for the nine months ended September 30, 2001 was $470,880. This impairment primarily consisted of goodwill recognized from prior business combinations. Beginning in the fourth quarter of 2000, in light of the declining economic environment, the Company began planning to modify its growth trajectory in light of the available capital and anticipated availability of capital. The Company also began planning to undertake certain initiatives to effect operational efficiencies and reduce cost.

Accordingly, during the second quarter of 2001, management concluded its planning and revised its strategic and fundamental plans in order to achieve these objectives. Based on these revisions to its plans, management took actions during the second quarter of 2001 to realign resources to focus on core opportunities and product offerings. The Company also shifted focus from beginning construction in new markets to its existing markets where the Company could achieve higher growth with lower incremental capital spending.

Specifically, expansion to new markets was curtailed and expansion plans for existing markets over the subsequent 24 to 36 months were curtailed in some markets, delayed in some markets and shifted in other markets as deemed appropriate.

As a result, during the nine months ended September 30, 2001, the Company assessed the recoverability of its investment in each market, which led to the recognition of an impairment to goodwill and the recording of special charges aggregating approximately $471,000. The special charge of $471,000 comprised the impairment of identifiable intangible and goodwill assets in the amount of $256,000, and the impairment of property and equipment in the amount of $114,000. In addition, charges to dispose of excess construction materials were approximately $70,000 and estimated costs to exit excess facilities were approximately $31,000.

Investment Income:

For the quarter ended September 30, 2002, Investment income decreased approximately $13,592 or 84.0%, to $2,593 from $16,185 for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, Investment income decreased $59,577 or 82.6% to $12,509 from $72,086 for the nine months ended September 30, 2001. The decrease was a result of lower interest rates and a decrease in average cash, temporary cash investments, short-term investments and restricted investments at September 30, 2002 compared to September 30, 2001. Cash, temporary cash investments, short-term investments, and restricted investments were $387,223 at September 30, 2002 compared to $1,154,314 at September 30, 2001. The decrease in average cash was primarily attributable to long-term debt repayments, capital expenditures, and working capital requirements.

Interest Expense:

Interest expense decreased for the quarter and nine months ended September 30, 2002 compared to the same period in 2001 primarily due to lower interest accretion on discount notes and the extinguishment of debt. For the quarter ended September 30, 2002, interest expense decreased $1,049 or 2.2%, to $47,106 from $48,155 for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, interest expense decreased $25,571 or 16.8% to $126,704 from $152,275 for the nine months ended September 30, 2001. The decrease resulted primarily from lower accretion on the 11.125%, 9.8% and 11.0% senior discount notes issued in October 1997, February 1998 and September 1998, respectively, and the debt extinguishment from the tender offers during the second half of 2001 and quarter ended March 31, 2002. The total debt of the Company decreased $731,191 or 29.6% from $2,471,106 at September 30, 2001 to $1,739,915 at
September 30, 2002.

Income Tax:

The Company's effective income tax rate was a benefit of 0.0% and 0.07%, respectively, for the quarter and nine months ended September 30, 2002 as compared to a provision of 0.02% and a benefit of 0.32%, respectively, for the same period in 2001. The tax effect of the Company's cumulative losses has exceeded the tax effect of accelerated deductions, primarily depreciation, which the Company has taken for federal income tax purposes. As a result, generally accepted accounting principles do not permit the recognition of such excess losses in the financial statements. This accounting treatment does not impact cash flows for taxes or the amounts or expiration periods of actual net operating loss carryovers.

Equity in Loss of Unconsolidated Entities:

For the third quarter ended September 30, 2002, Equity in loss of unconsolidated entities decreased $4,448 to a loss of $48 from a loss of $4,496 for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, Equity in loss of unconsolidated entities increased $19,139 to a loss of $23,964 from a loss of $4,825 for the nine months ended September 30, 2001. The loss from unconsolidated entities, primarily represents the Company's investments in Starpower, Mega Cable, MCM Holding, and J2 Interactive. The losses for the nine months ended September 30, 2002, includes the Company's portion of our identified asset impairment on Starpower.

The Company has imbedded goodwill in the investment in Mega Cable, which is no longer amortized in accordance with SFAS No. 142. The estimated amortization of goodwill in Mega Cable was approximately $1,800 per quarter.

Minority Interest in Loss of Consolidated Entities:

For the quarter ended September 30, 2002, Minority interest in loss of consolidated entities decreased $6,047 to $0 from $6,047 for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, Minority interest in loss of consolidated entities increased $18,518 to $36,650 from $18,132 for the nine months ended September 30, 2001. The minority interest primarily represents the interest of NSTAR Communications, Inc. in the loss of RCN-Becocom. The loss for the quarter and nine months ended September 30, 2002 is primarily due to the asset impairment and special charges related to RCN-Becocom.

Discontinued Operations:

The income from discontinued operations represents the net operating results of the central New Jersey cable system operations.

Extraordinary Item:

Extraordinary item decreased to $13,073 for the nine months ended September 30, 2002 from $75,482 for the same period in 2001. During the nine months ended September 30, 2002, the Company retired approximately $24,037 in face value of debt with a book value of approximately $22,142 for approximately $722 in cash and approximately 2,589,237 shares of common stock with a value of $7,875, plus fees of $180 and the write-off of debt issuance costs of $292.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents, and short-term investments decreased $487,701 to $350,790 at September 30, 2002 from $838,491 at December 31, 2001.
The decrease resulted primarily from $171,365 used in operating activities,

$105,579 used in investing activities, $209,753 used in financing activities, and the decrease in unrealized appreciation in short-term investments of $1,004.

Net cash of $171,365 used in operating activities consisted primarily of $109,389 net loss adjusted for non-cash items and $75,388 used in working capital. Net cash used in working capital and other activities resulted in decreases in accounts payable, accrued expenses and other deferred credits of approximately $76,013, offset by a net decrease in accounts receivable, receivables from related parties and other of approximately $625. Net cash provided by discontinued operations was $13,412.

Net cash of $105,579 used in investing activities resulted primarily from additions to property, plant and equipment, and construction materials of $101,422, investment and advances in unconsolidated joint ventures of $7,500 and an increase to restricted short-term investments of $12,757. This cash used was offset by the proceeds from the sale of assets of $17,636. The increase to property, plant, and equipment was primarily due to the Company's expansion of its network in its current markets. Net cash used for discontinued operations was $1,536.

Cash used in financing activities of $209,753 consisted primarily of the repayment of long-term borrowings of $195,281, payments of capital lease obligations of $2,311, payments made for debt financing costs of $12,077, and a distribution to minority interest of $88. These applications of cash were offset by proceeds from the exercise of stock options of $4.

The Company has indebtedness that is substantial in relation to its shareholders' equity, its assets and cash flow. At September 30, 2002 the Company had an aggregate of approximately $1,739,915 of indebtedness outstanding. The Company also has cash, temporary cash investments, short-term investments, and restricted short-term investments aggregating approximately $387,223.

Long-term debt outstanding at September 30, 2002 and December 31, 2001 is as follows:

                                           September 30,    December 31,
                                               2002             2001
                                           -------------    -----------
Term Loans                                  $  554,719      $  750,000
Senior Notes 10% due 2007                      161,116         161,116
Senior Discount Notes 11.125% due 2007         319,090         316,351
Senior Discount Notes 9.8% due 2008            314,872         293,073
Senior Discount Notes 11% due 2008             133,874         123,499
Senior Notes 10.125% due 2010                  231,736         231,736
Capital Leases                                  24,508          20,373
                                            ----------      ----------
Total                                        1,739,915       1,896,148
Due within one year                             35,054          22,532
                                            ----------      ----------
Total Long-Term Debt                        $1,704,861      $1,873,616
                                            ==========      ==========

Contractual maturities of long-term debt over the next 5 years are as follows:

                                                  Aggregate Amounts
   For the period October 1, 2002 through
     December 31, 2002                                 $  8,354
   For the year ended December 31, 2003                $ 38,466
   For the year ended December 31, 2004                $ 46,471
   For the year ended December 31, 2005                $ 64,813
   For the year ended December 31, 2006                $221,468

As a result of the substantial indebtedness of the Company, the Company's fixed charges, which includes interest, amortization of debt, and capital expenditures, are expected to exceed its earnings for the foreseeable future. The leveraged nature of the Company could limit its ability to effect future financing or may otherwise restrict the Company's business activities.

The Company entered into an Amendment to the Credit Agreement dated March 25, 2002 (the "Amendment"). The Amendment amended certain financial covenants and certain other negative covenants to reflect the Company's revised business plan and amended certain other terms and adds certain covenants of the Credit Agreement, including increases to the margins and commitment fee payable thereunder. The Company can make no assurances that it would have been able to satisfy and comply with the covenants under the Credit Agreement if it had not negotiated and entered into the Amendment, which could have resulted in an event of default under the Credit Agreement. In connection with the Amendment, the Company agreed to pay to certain lenders an aggregate fee of approximately $12,126 to repay $187,500 of outstanding term loans under the Credit Facility, and to permanently reduce the amount available under the revolving loan from $250,000 to $187,500. The Company has also agreed that it may not draw down additional amounts under the revolving loan until the later of the date on which the Company delivers to the lenders financial statements for the period ending March 31, 2004 and the date on which the Company delivers to the lenders a certificate with calculations demonstrating that the Company's EBITDA was at least $60,000 in the aggregate for the two most recent consecutive fiscal quarters. Together, these provisions place substantial limitations on the Company's ability to borrow money under the Revolver, and there can be no assurance that the Company will be able to satisfy these conditions or be able to draw under the Revolver. In connection with the Amendment, each of the lenders party thereto also agreed to waive any default or event of default under the Credit Agreement that may have occurred prior to the date of the Amendment.

In accordance with the Amendment, the Company prepaid $62,500 of the Term Loan A on March 25, 2002. At September 30, 2002, $180,469 of the Term Loan A was outstanding. Amortization of the Term Loan A starts on September 3, 2002 and will be repaid in quarterly installments based on percentage increments of the Term Loan A that start at 3.75% per quarter on September 3, 2002 and increase in steps to a maximum of 10% per quarter on September 3, 2005 through to maturity at September 3, 2006.

In accordance with the Amendment, the Company prepaid $125,000 of the Term Loan B on March 25, 2002. At September 30, 2002, $374,250 of the Term Loan B was outstanding. Amortization of the Term Loan B starts on September 3, 2002 with quarterly installments of $750 per quarter until September 3, 2006 when the quarterly installments increase to $90,750 per quarter through to maturity at June 3, 2007.

The Revolver can also be utilized for letters of credit up to a maximum of $15,000. At September 30, 2002 there were $15,000 in letters of credit outstanding under the Revolver. At September 30, 2002 the Company also had letters of credit outside the Revolver along with restricted cash of approximately $36,433, which were collateralized by cash.

In accordance with the Amendment, the Company is permitted to contribute the assets of the its California operations to a joint venture. Entering into a joint venture could help the Company to leverage our assets, improve revenue growth, and reduce the amount of expenditures required by the Company to develop and maintain our network.

The Credit Agreement contains conditions precedent to borrowing, events of default (including change of control) and covenants customary for facilities of this nature. The Credit Facility is secured by substantially all of the assets of the Company and its subsidiaries.

In the event that the Company fails to satisfy or comply with any of the financial or negative covenants of the amended Credit Agreement and is unable to obtain additional modifications or a waiver with respect thereto, the lenders under the Credit Facility would be entitled to declare the outstanding borrowings under the Credit Facility immediately due and payable and exercise all or any of their other rights and remedies. In addition, any such acceleration of amounts due under the Credit Facility would, due to cross default provisions in the indentures governing the Company's Senior Notes, entitle holders of Senior Notes to declare the Senior Notes and any accrued and unpaid interest thereon immediately due and payable. Any such acceleration or other exercise of rights and remedies by lenders under the Credit Facility and/or holders of Senior Notes would likely have a material adverse effect on the Company. The Company does not have sufficient cash resources to repay its outstanding indebtedness if it is declared immediately due and payable. The Company can make no assurance that in the future, it will be able to satisfy and comply with the covenants under the Amendment to the Credit Agreement.

The Company is permitted to make purchases of indebtedness of the Company solely with equity proceeds of, or solely in exchange for, Common Stock of the Company or Non-Cash Pay Preferred stock (as defined therein) of the Company provided that, among other things, the amount of such purchases made with equity proceeds does not exceed $300,000 in the aggregate. In June 2001 the Company completed a private equity offering of 7,661,074 shares of common stock in exchange for $50,000 in proceeds.

During the first quarter ended March 31, 2002, the Company completed two debt repurchases for certain of its Senior and Senior Discount Notes. The Company retired approximately $24,037 in face amount of debt with a book value of $22,142. The Company recognized an extraordinary gain of approximately $13,073 from the early retirement of debt in which approximately $722 in cash was paid and approximately 2,589,237 shares of common stock with a value of $7,875 were issued to retire the debt. In addition, the Company incurred fees of $180 and wrote off debt issuance costs of $292. There were no debt repurchases during either of the quarters ended June 30 or September 30, 2002.

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

The Company has two tranches of redeemable preferred stock, Series A and Series
B. At September 30, 2002 the Company had paid cumulative dividends in the amount of $68,363 in the form of additional Series A Preferred Stock. At September 30, 2002 the number of common shares that would be issued upon conversion of the Series A Preferred Stock was 8,163,154. At September 30, 2002 the Company had paid cumulative dividends in the amount of $324,796 in the form of additional shares of Series B Preferred Stock. At September 30, 2002 the number of common shares that would be issued upon conversion of the Series B Preferred Stock was 31,851,549. The Series A Preferred Stock issued on April 7, 1999 is subject to a mandatory redemption on March 31, 2014. The Series B Preferred Stock issued on February 28, 2000 is mandatorily convertible into the Company's Common Stock no later than February 28, 2007.

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

The Company currently expects to fund expenditures for capital requirements as well as liquidity needs for operations from a combination of available cash balances, proceeds from revenues and financing arrangements. However, expenses may exceed the Company's estimates and the financing needed may be higher than estimated. During the third quarter 2002, the Company entered into a definitive agreement to sell a portion of our network assets and customer base in central New Jersey for an estimated cash sales price of approximately $245,000, subject to adjustments. The purchase price is subject to certain adjustments based on minimum subscriber levels and profitability measures, and working capital items. In addition, the Company will be reimbursed for certain post-signing expenditures related to ongoing upgrades to the central New Jersey network being performed by the Company. In accordance with the Amendment to the Credit Agreement, proceeds from the sale of the central New Jersey assets in excess of $250,000 are to be applied to the two outstanding Term Loans on a pro-rata basis. All proceeds below $250,000 may be used in connection with the Company's acquisition of telecommunications assets (as defined in the Credit Agreement). In accordance with the Amendment to the Credit Agreement dated March 25, 2002, certain current covenants will be adjusted to reflect the sale of the New Jersey network assets upon the closing of the sale. In the event that the sale of our central New Jersey operations is not completed by the end of the first quarter of 2003, there can be no assurance that the Company will continue to be in compliance with the covenants in the Credit Agreement. At September 30, 2002, the Company had approximately $387,223 in cash, short-term investments, and restricted short-term investments.

The Company may experience difficulty raising capital in the future, as both the equity and debt capital markets have recently been difficult to access on reasonable terms, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable for new issues of securities by telecommunications companies. The Company's public equity and debt securities are trading at or near all time lows, which together with its substantial leverage, means it may have limited access to certain of its historic sources of capital.

In addition to raising capital through the debt and equity markets, the Company may continue to sell or dispose of existing businesses or investments to fund portions of the business plan. The Company may not be successful in producing sufficient cash flow, raising sufficient debt or equity capital on terms that it will consider acceptable. The Company can make no assurances that we will have sufficient funds to meet or refinance our debt when it becomes due.

Item 3.  Quantitative & Qualitative Disclosures about Market Risk

The Company has adopted Item 305 of Regulation S-K "Quantitative & qualitative disclosures about market risk" which is effective in financial statements for fiscal years ending after June 15, 1998. The Company currently has no items that relate to "trading portfolios". Under the "other than trading portfolios" the Company does have three short-term investment portfolios categorized as available for sale securities that are stated at cost, which approximates market, and which are re-evaluated at each balance sheet date and one portfolio that is categorized as held to maturity which is an escrow account against a defined number of future interest payments related to the Company's (10% Senior Discount Notes). These portfolios consist of Federal Agency notes, Commercial Paper, Corporate Debt Securities, Certificates of Deposit, U.S. Treasury notes, and Asset Backed Securities. The Company believes there is limited exposure to market risk due primarily to the small amount of market sensitive investments that have the potential to create material market risk. Furthermore, the Company's internal investment policies have set maturity limits, concentration limits, and credit quality limits to minimize risk and promote liquidity. The Company did not include trade accounts payable and trade accounts receivable in the "other than trading portfolio" because their carrying amounts approximate fair value.

The objective of the company's "other than trading portfolio" is to invest in high quality securities and seeks to preserve principal, meet liquidity needs, and deliver a return which surpasses average overnight investment returns in relationship to these guidelines.

Item 4. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

      Within the 90 day period prior to the filing of this Quarterly Report on Form 10-Q, the Company, under the supervision, and with the participation of its management, including its principal executive officer and principal financial officer, performed an evaluation of the Company's disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them, particularly during the period for which the periodic reports are being prepared.

(b)   Changes in Internal Controls

      No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant to Securities Exchange Act Rule 13a-15 referred above.

PART II - OTHER INFORMATION

Item 5.  Other Information

     During the quarterly period covered by this filing, the Audit Committee approved the engagement of PricewaterhouseCoopers for tax consultation to RCN regarding certain Mega Cable transactions.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      (99.1) Certification of Chief Executive Officer, pursuant to 18 U.S.C.
      Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (99.2) Certification of Chief Financial Officer, pursuant to 18 U.S.C.
      Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports of Form 8K

    On August 7, 2002 RCN filed a Current Report on Form 8-K including the RCN Corporation 2nd Quarter Earnings Release.

    On August 29, 2002 RCN filed a Current Report on Form 8-K announcing that RCN Corporation had reached a definitive agreement to sell its central New Jersey cable system to Patriot Media & Communications CNJ, LLC for $245 million in cash.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 RCN Corporation

Date: November 14, 2002

                                                 /s/ Jeffrey M. White
                                                 ----------------------------
                                                 Vice Chairman and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

CERTIFICATIONS

I, David C. McCourt, Chairman and Chief Executive Officer, certify that:

   (1) I have reviewed this quarterly report on Form 10-Q of RCN Corporation;

   (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                              /s/ David C. McCourt
                              --------------------------------------------
                              David C. McCourt
                              Chairman and Chief Executive Officer
                              November 14, 2002

I, Jeffrey White, Chief Financial Officer, certify that:

   (1) I have reviewed this quarterly report on Form 10-Q of RCN Corporation;

   (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                              /s/ Jeffrey White
                              --------------------------------------------
                              Jeffrey White
                              Chief Financial Officer
                              November 14, 2002