Form 10-K
period 2002-12-31
RCN CORP /DE/
filed 2003-03-31
CIK 1041858

                                      FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 2002

     | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           Commission File No. 1-16805
                                 RCN CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                          22-3498533
      (State or other jurisdiction of             (IRS Employer
      incorporation or organization)            Identification No.)

                105 Carnegie Center, Princeton, New Jersey 08540
               (Address of principal executive offices)(Zip Code)

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

                                 |X| Yes | | No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

Number of shares of the registrant's Stock ($1.00 par value) outstanding at February 28, 2003: 109,666,640 Common Stock

Aggregate market value of registrant's voting and non-voting common stock held by non-affiliates at June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, computed by reference to closing price as reported by NASDAQ for Common Stock of $1.37 per share on June 28, 2002:

                            $79,987,592 Common Stock

Indicate by check mark whether the registrant is an accelerated filer as defined by Rule 12b-2 of the 1934 Securities and Exchange Act:

                                 |X| Yes | | No

                       Documents Incorporated by Reference

1. Proxy Statement to be filed in connection with the 2003 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS


                                            PART I

Item 1  Business..........................................................................3
Item 2  Properties.......................................................................35
Item 3  Legal Proceedings................................................................37
Item 4  Submission of Matters to a Vote of Security Holders..............................37

                                           PART II

Item 5  Market for the Registrant's Common Stock and Related Shareholder Matters.........39
Item 6  Selected Financial Data..........................................................39
Item 7  Management's Discussion and Analysis of Financial Condition and Results
        of Operations....................................................................39
Item 7a Quantitative and Qualitative Disclosures about Market Risk.......................39
Item 8  Financial Statements and Supplementary Data......................................39
Item 9  Disagreements on Accounting and Financial Disclosure.............................39

                                          PART III

Item 10 Directors and Executive Officers of the Registrant...............................39
Item 11 Executive Compensation...........................................................39
Item 12 Security Ownership of Certain Beneficial Owners and Management...................39
Item 13 Certain Relationships and Related Transactions...................................40
Item 14 Controls and Procedures..........................................................40

                                          PART IV

Item 15 Exhibits, Financial Statement Schedules and Report on Form 8-K...................40

SIGNATURES...............................................................................45

CERTIFICATIONS...........................................................................47

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....54

CONSOLIDATED STATEMENTS OF OPERATIONS....................................................74

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................................81

PART I

This Annual Report on Form 10-K is for the year ended December 31, 2002. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The SEC allows us to incorporate by reference information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. RCN, we, us and our refer to RCN Corporation and our subsidiaries.

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

        -   obtain adequate financing and restructure our existing Credit
            Facility;

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

The Company undertakes no obligation to publicly update any forward- looking statements whether as a result of new information, future events or otherwise.

Item 1. BUSINESS

Overview

The Company's primary business is delivering bundled communications services to residential customers over a broadband network predominantly owned or leased by the Company either directly or through joint ventures. Our network delivers bundled communications services to consumers in some of the most densely populated markets in the U.S. We are currently operating in Boston, including 18 surrounding communities, New York City, the Philadelphia suburbs, Chicago, San Francisco, and several of its suburbs along with communities in Los Angeles. We also serve the Lehigh Valley in Pennsylvania, communities in and around Carmel, NY and we were the incumbent franchised cable operator in many communities in central New Jersey until those operations were sold on February 19, 2003. In addition, we also have a joint venture with Pepco Communications, Inc., Starpower, serving the Washington, D.C. metropolitan markets. We believe we are the first company in many of our markets to offer one-stop shopping for phone, cable television and high-speed cable modem Internet services to residential customers.

            ResiLink(R) and Essentials(R) are the brand names of our two families of bundled service offerings, offered for a flat monthly price to residential customers of cable television, phone, and high-speed Internet.

            In addition to our bundled package offerings, we sell cable television, phone, and high-speed cable modem and dial-up Internet to residential customers on an a-la-carte basis. We also provide communication services to commercial customers.

            We are working to leverage the capacity of our broadband network to allow us to expand our offering of new services. In 2002, we launched RCN MegaModem which provides 3 Mbps of speed for customers looking to download movie videos, MP3 music files, and other Web-based forms of entertainment in as little as half the time it would take with a standard 1.5 Mbps cable modem or DSL connection. We believe MegaModem is the fastest Internet connection available to residential customers in our markets. Also in 2002, we expanded our launch of VOD in the Philadelphia market. We plan to launch Video-on-Demand
(VOD), Subscription Video-on-Demand (SVOD) and High Definition Television
(HDTV) in certain markets in 2003.

            Our services are typically delivered over our own high-speed, high-capacity, fiber-optic broadband network. In most markets our network can reach an average of 150 homes per mile of network plant. The broadband network is a fiber-optic platform that typically employs diverse backbone architecture and localized fiber-optic nodes. This architecture allows us to bring our state-of-the-art fiber optics within approximately 900 feet of our customers, with fewer electronics and generally lower maintenance costs than existing competitors' local networks. We have generally designed our broadband network in certain markets to have sufficient capacity so we can add new communications services more efficiently and effectively than the incumbents or other competitors.

            There can be no assurance that the Company will achieve or sustain profitability, positive operating income or positive cash flows in the future as we develop our business.

            Historically we have reported the total number of service connections purchased for high-speed Internet, cable television and phone rather than the number of customers. For example, a single customer who purchases high-speed Internet, cable television and a phone line is reported as three connections. In addition, currently, phone connections only include access lines and do not include long distance customer connections. See "Connections", below. With the recent introduction of our new billing system, we are now also able to quantify the number of customers we service. As of December 31, 2002, we had approximately 1,143,283 total service connections including our Starpower joint venture and excluding long distance. Of the these connections, approximately 846,000 connections are attributable to customers connected to our broadband network, approximately 16,300 connections are attributable to resale telephony customers served through other facilities and approximately 281,100 are attributable to "dial-up" Internet customers.

            We have undertaken major initiatives in our Information Technology
(IT) and Customer Care Departments. We have been and will continue devoting resources toward the implementation of a new operational support system that will allow us to more efficiently and effectively provision and manage the delivery of our bundled services. The new operational support system has been designed to help us provide superior customer service and simplified billing choices. We believe that these and other initiatives will have a positive impact in achieving our business goals.

Connections. The following table summarizes the development of our subscriber base:

                                                As of December 31,
RCN                                     2000           2001           2002
                                        ----           ----           ----
      Phone                            113,820        203,653        233,513

      Cable television                 245,260        371,063        388,209

      Internet                          38,063        100,336        143,529
                                       -------        -------        -------

Subtotal network connections           397,143        675,052        765,251

      Resale                            25,629         22,433          9,838

      Dial-up                              N/A        200,349        147,388
                                       -------        -------        -------

Total service connections              422,772        897,834        922,477

      Long distance connections            N/A            N/A        158,784

      Marketable homes                 924,609      1,218,045      1,228,812

      Homes passed                   1,222,217      1,386,377      1,399,191

Starpower

      Phone                              5,668         16,909         24,590

      Cable television                  19,935         31,300         39,120

      Internet                           4,103         10,280         16,874
                                       -------        -------        -------

Subtotal network connections            29,706         58,489         80,584

      Resale                            18,913         11,499          6,465

      Dial-up                              N/A        161,244        133,757
                                       -------        -------        -------

Total service connections               48,619        231,232        220,806

      Long distance connections            N/A            N/A         23,870

      Marketable homes                 175,449        171,167        175,072

      Homes passed                     166,605        208,512        211,387

Combined

      Phone                            119,488        220,562        258,103

      Cable television                 265,195        402,363        427,329

      Internet                          42,166        110,616        160,403
                                       -------        -------        -------

Subtotal network connections           426,849        733,541        845,835

      Resale                            44,542         33,932         16,303

      Dial-up                              N/A        361,593        281,145
                                       -------        -------        -------

Total service connections              471,391      1,129,066      1,143,283

      Long distance connections            N/A            N/A        182,654

      Marketable homes               1,100,058      1,389,212      1,403,884

      Homes passed                   1,388,822      1,594,889      1,610,578

            "Resale" figures in the table above represent resold local phone service provided to customers through third party facilities.

            "Cable television" figures in the table above include at December 31, 2002 approximately 28,000 connections, which reside on the Company's 18 GHZ wireless network (primarily in New York City and Chicago).

            "Dial-up" figures in the table above primarily represent 56K dial-up Internet access services. Dial-up figures not available prior to December 31, 2001.

            "Long distance" connections in the table above are not available prior to December 31, 2002.

            In the Washington, D.C. area served by our Starpower joint venture, subscribers are Starpower customers and are included in the combined connections section of the table above. As of December 31, 2002, we own 50% of the Starpower joint venture. (See Joint Ventures.)

            We distinguish between homes passed and marketable homes because of the steps required to prepare to sell and provide services to customers after the network has been constructed in a particular building or neighborhood. We report marketable homes, which represent that segment of homes passed to which we have commenced selling our products.

Recent Developments

            The Company entered into an amendment on March 7, 2003 to the Credit Agreement dated June 3, 1999 (the "Fifth Amendment"). The Fifth Amendment adjusts the operating and financial covenants to reflect the Company's business plan and modifies other restrictions that existed under the previous agreement. The Fifth Amendment reduces the amount available under the revolving loan facility, under which there are currently no borrowings outstanding, to $15,000, and requires the Company to maintain a cash collateral account of at least $100,000 for the benefit of the lenders under its credit facility. These collateral amounts will be recorded as restricted cash on the Company's balance sheet. The Fifth Amendment also calls for half of the first $100,000 in proceeds from future asset sales, and 80% of proceeds from assets sales in excess of $100,000 to be used to pay down the Company's senior secured term loans. Additionally, the Company will increase amortization payments under its term loans by an amount equal to 50% of interest savings from new repurchases of senior notes, not to exceed $25,000. The Fifth Amendment also enables the Company to incur up to $500,000 of new senior indebtedness that may be secured by a second subordinated lien on RCN's assets. Up to $125,000 of existing cash and the proceeds of new indebtedness may be used to repurchase outstanding senior notes. Additionally, covenants are revised to reflect RCN's current long-term business plan.

            On February 19, 2003, the Company consummated a previously announced $245,000 sale of its central New Jersey cable system assets to Patriot Media & Communications CNJ, LLC ("Patriot"). The cash proceeds of the sale received by RCN, after taking into account the amount paid by Patriot to acquire the minority interest in the portion of the New Jersey cable systems that was not owned by RCN and other closing adjustments, was approximately $239,500. The Company realized a gain of approximately $155,000 to $180,000 on the transaction. In accordance with the Credit Agreement, an amount equal to the net cash proceeds of the sale of the central New Jersey cable system assets in excess of $5,000 was deposited into a cash collateral account. Other than the minimum $100,000 required to be maintained on deposit in the cash collateral account under the Fifth Amendment, proceeds on deposit in the cash collateral account may be used to repay loans outstanding under the Credit Agreement or to purchase telecommunications assets if the Company does not have other available cash on hand to fund such expenditures. In accordance with SFAS No. 144, the results of operations for central New Jersey is reported as discontinued operations.

            On March 25, 2002, the Company entered into an amendment to its Credit Agreement (the "Fourth Amendment") governing its Credit Facility with JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank) and other lenders. The Fourth Amendment, among other things, required the reduction of the Credit Facility of $187,500 on March 25, 2002. Application of $187,500 Credit Facility payment to the December 31, 2001 cash balances would have reduced cash and short-term investments from $838,491 to $651,991.

            These events are described in the Liquidity and Capital Resources section in the Management Discussion and Analysis and the Notes to the Consolidated Financial Statements.

            On March 13, 2003 we announced that our Vice Chairman and Chief Financial Officer, Jeffrey White, will be leaving the company for personal reasons. It is anticipated that Mr. White will be leaving during the second quarter of 2003.

            On March 28, 2003 Edward S. Harris resigned from the Board of Directors of the Company.

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

Business Strategy

            Our goal is to become the leading provider of bundled communications services to residential customers in our target markets by pursuing the following key strategies:

            Exploit the "Last Mile" Bottleneck in Existing Local Networks: In our target markets, we construct networks capable of providing multiple services and we seek to be the preferred provider of advanced bundled communications services to residential customers.

            Leverage our Network and Customer Base: We are able to leverage our network by delivering a broad range of communications products and by focusing on high-density residential markets. Our high bandwidth capacity and home density allows us to maximize the revenue potential per mile of constructed network and the return on invested capital. We believe we can further exploit our network capacity and customer base by exploring opportunities to deliver new products and services in the future, including complementary commercial and wholesale products and services.

            Offer Bundled phone, cable television and Internet services with Quality Customer Service: We offer our customers various single-source packages of competitively priced Phone, cable television and Internet services, on a bundled or a-la-carte basis. By selling multiple services, we improve our operating economics and, by owning our own network, we have better control over our customers' experience with us. We have invested significant resources in an integrated provisioning and billing system. We believe that the combination of bundled communications services on our own network and quality customer care will be key drivers to effectively compete in the residential market.

            Construction of our Broadband Networks: Our broadband networks are generally designed to meet the growing demand for high speed, high capacity, phone, cable television and Internet services. We believe our networks also have a significant amount of capacity which can be utilized at relatively low incremental cost and which we believe will provide us the opportunity for additional potential revenue sources. We believe that our high capacity networks provide us with certain competitive advantages such as the ability to offer bundled services and the opportunity to recover the cost of our network through multiple revenue streams.

Network Development and Financing Plan

            Our principal fixed costs in each market are incurred in connection with the establishment of a video transmission and a telephone and data routing facility. To make each market economically viable, it is then necessary to construct infrastructure to connect subscribers to the transmission and routing facility.

            We intend to use our capital to fund the additional construction of our networks in current markets, upgrade our legacy cable network, fund operating losses and repay our debts. Capital expenditures will be incurred principally to fund additional customer growth and system upgrades in our current markets. Capital expenditures are subject to circumstances related to construction, timing of receipt of regulatory approvals and opportunities to accelerate the deployment of our networks change, among other things. We would require a substantial amount of capital to expand the development of our network and operations into new areas outside of our existing markets.

            In order to facilitate growth beyond our current market footprint, we would expect to supplement our future operating cash flow by continuing to add customers, seek additional capital to increase our network coverage and pay for other capital expenditures, working capital, debt service requirements and anticipated further operating losses. We may seek sources of funding from vendor financing, public offerings, sale of assets or private placements of equity and/or debt securities, and bank loans.

            The Company's debt and equity offerings have given the Company the ability to implement the business plan. However, if additional opportunities should present themselves, the Company may seek to secure additional financing in the future. In addition to raising capital through the debt and equity markets, the Company may sell or dispose of existing businesses or investments to fund portions of the business plan. The Company may not be successful in producing sufficient cash flow, raising sufficient debt or equity capital on terms that it will consider acceptable. In addition, proceeds from dispositions of the Company's assets may not reflect the assets' intrinsic values. Further, expenses may exceed the Company's estimates and the financing needed may be higher than estimated.

Services

            The Company's primary business is delivering bundled communications services to residential customers over the Company's broadband network, which is predominantly owned or leased by the Company, including through joint ventures, to consumers in some of the most densely populated markets in the U.S. We are currently operating in Boston, including 18 surrounding communities, New York City, the Philadelphia suburbs, Chicago, San Francisco, and several of its suburbs, and communities in Los Angeles. We also serve the Lehigh Valley in Pennsylvania, communities in and around Carmel, NY and we were the incumbent franchised cable operator in many communities in central New Jersey until these operations were sold on February 19, 2003. In addition, we also have a joint venture with Pepco Communications, Inc., Starpower, serving the Washington, D.C. metropolitan markets. We believe we are the first company in many of our markets to offer one-stop shopping for cable television, phone and high-speed cable modem Internet services to residential customers.

ResiLink and Essentials are the brand names of our two families of bundled service offerings, offered for a flat monthly price to residential customers of cable television, phone, and high-speed Internet.

ResiLink packages have different combinations of core services and include various phone features and premium channels. These bundles are designed to appeal to customers seeking simplification and value. ResiLink is available in five unique packages--Platinum, Gold, Silver, Bronze and Mercury. For the most part, these packages are the same across all our markets.

The ResiLink Platinum package includes two phone lines with unlimited local and regional calling, four premium phone features for both lines (Call Waiting, Caller ID, 3-Way

Calling, Family Voicemail), full basic cable, two digital converter boxes with an interactive programming guide and 45 channels of digital music, four movie channel multiplexes (HBO, Cinemax, Starz!/Encore and Showtime/The Movie Channel), additional channels of digital programming, 3.0 Mbps high-speed cable modem service called MegaModem, which provides Internet access with four e-mail addresses and 10 MB of storage.

The ResiLink Gold package includes one phone line with unlimited local and regional calling, three premium phone features, full basic cable, a digital converter box with an interactive programming guide and 45 channels of digital music, HBO and Cinemax multiplexes, additional channels of digital programming and 3.0 Mbps MegaModem Internet access with four e-mail addresses and 10 MB of storage.

The ResiLink Silver package includes one phone line with unlimited local and regional calling, a choice of two premium phone features, full basic cable, a digital converter box with an interactive programming guide and 45 channels of digital music and the HBO multiplex.

The ResiLink Bronze package includes one phone line with unlimited local and regional calling, a choice of two premium phone features and high-speed cable modem Internet access with four e-mail addresses and 10 MB of storage.

The ResiLink Mercury package includes full basic cable, a digital converter box with an interactive programming guide and 45 channels of digital.

RCN Essentials packages offer various combinations of our core services, but do not come prepackaged with phone features or premium channels. Essentials customers are encouraged to design their own bundles by adding specific features they value. The Essentials bundles are available in three different packages for a flat monthly fee--Essentials CPI, (cable television, phone and Internet), CP, (cable television and phone) and International. As with our ResiLink bundles, the Essential bundles are generally the same across all markets.

The Essentials/CPI (cable television, phone and Internet) package includes one phone line with unlimited local calling, full basic cable, a converter box, and
1.5 Mbps cable modem service with 4 e-mail address and 10MB of storage.

The Essentials/CP (cable television and phone) package includes one phone line with unlimited local calling, full basic cable, and a converter box. In addition, Essentials CP customers can choose from a selection of additional services to complete their package.

The Essentials/International package includes one phone line with unlimited local calling, Limited Tier cable, a converter box, and one of our International Premium channels.

In addition to our bundled package offerings, we sell cable television, phone, and high-speed cable modem and dial-up Internet to residential customers on an a-la-carte basis. We also provide communication services to commercial customers.

We are working to leverage the capacity of our broadband network to allow us to expand our offering of new services. In 2002, we launched RCN MegaModem which provides 3 Mbps of speed for customers looking to download movie videos, MP3 music files, and other Web-based forms of entertainment in as little as half the time it would take with a standard 1.5 Mbps cable modem or DSL connection. We believe MegaModem is the fastest Internet connection available to residential customers in our markets. Also in 2002, we expanded our launch of VOD in the Philadelphia market. We plan to launch Video-on-Demand (VOD), Subscription Video-On-Demand (SVOD) and High Definition Television (HDTV) in certain markets in 2003.

The following is a brief description of our current product offerings:

Phone: We offer a full range of local calling plans to meet the needs of residential customers across our markets. The phone plans are competitive with the incumbent and competitive local exchange carriers ("ILEC")("CLEC") providers, and offer value for the customers' individual calling needs. Phone calling plans generally include an unlimited local calling plan, an unlimited local and regional plan and a phone bundle of local, regional and long distance calling with features. RCN offers all of the most popular phone features at competitive rates, including voicemail, Caller ID, Call Waiting, Call Forwarding and 3-Way Calling. Bundled feature packages are available to offer additional savings and we also offer maintenance protection plans which allow customers to pay a monthly fee to eliminate potential future wire repair costs. Additionally, we provide 911 access, operator services, and directory assistance services.

RCN's local voice products are featured in four of the ResiLink and all of the Essentials packages, which increases overall penetration and revenue. Bundling local voice products encourages customers to subscribe to RCN local voice services, as savings increase when customers purchase additional services. As of December 31, 2002, we had approximately 258,000, including approximately 25,000 Starpower, local facility based connections, with approximately 53% of the connections from ResiLink products and 47% of the connections from a-la-carte products.

Long Distance, Toll-Free, and Calling Card services are also offered and priced competitively with inter-exchange carriers ("IXCs") across the country. We offer plans with monthly fees, no monthly fees, specialized international plans and bundle-of-minute plans that allow high volume users to pay a single rate per month for high volume calling at one rate. Customers that subscribe to one of RCN's Resilink or Essentials bundles are offered long distance services at discounted rates.

Cable television: We offer a diverse line-up of high quality basic, premium and pay-per-view video programming. Our basic video-programming package provides extensive channel selection featuring all major cable and broadcast networks. Our premium services include HBO, Cinemax, Showtime/The Movie Channel and Starz!/Encore. Pay-per-View ("PPV") is available on our broadband network, using technology which allows convenient instant ordering of the latest hit movies and special events from the customer's remote. "Music Choice" offers 31-45 different commercial-free music channels delivered to the customer's stereo in digital CD quality sound. As of December 31, 2002, we had approximately 427,330 subscribers for our cable television services including approximately 39,000 in our Starpower joint venture.

As of December 31, 2002, a digital tier, (a package of digital video services), is available in all markets except Chicago. Subscribers to our digital Cable TV service receive a mix of additional cable television networks, multiplexed premium channels from HBO, Showtime and STARZ, an interactive program guide and "Music Choice" with 45 different commercial-free music channels delivered to the customer's stereo in digital CD quality sound. There is also additional PPV programming, such as more frequent showings of the most popular films to provide near Video-on-Demand that customers can pay for on a per purchase basis.

Subscribers pay us on a monthly basis for cable services and can discontinue service at any time. We have 92,207 digital subscribers that take the digital tier.

            We launched our Video-on-Demand ("VOD") service on December 7, 2001 to approximately 1,100 customers in three Philadelphia suburbs. In October 2002, we expanded our VOD service to the entire Philadelphia system. In 2003, we anticipate upgrading the Philadelphia market to SVOD and launching VOD and SVOD in five additional markets. We plan to continue to build and expand our content offering for these new services and launch additional communities and markets throughout 2003.

            Other video services launches scheduled for 2003 include High Definition Television ("HDTV") a digital television service that displays sharp, lifelike images that surpass regular analog television. We currently anticipate launching HDTV in four of our markets in 2003 with expansion into other markets throughout 2004.

            We pay a monthly fee per subscriber per channel for cable network programming. Programming costs are directly impacted by the number of subscribers, the number of channels provided to subscribers and increases in contract rates from programming suppliers. We attempt to secure long-term programming contracts with volume and penetration discounts and/or marketing support and other incentives from program suppliers. Our programming contracts are subject to negotiated renewal. We are also members of the National Cable Television Co-op, (NCTC), which provides us with volume discounts on many of our programming services. We have experienced increases in the cost of our programming year to year, and we anticipate that future contract renewals will result in programming costs that are higher than our costs today, particularly for sports programming. Retransmission consent impacts programming costs either through cash for carriage arrangements or requirements to launch additional networks in exchange for continued carriage of the local broadcast stations. In addition, as our MSO and potentially DBS competitors merge, their negotiating leverage and control of programming make it more difficult for us to obtain programming or competitive programming rates and access to new program networks owned by merged companies.

            High-Speed Internet: RCN's traditional high speed Internet Service lets the customer experience the vast resources of the Internet at speeds up to
1.5 Mbps. In 2002 we launched our new Megamodem cable modem services in four markets which provides Internet speeds of up to 3.2 Mbps. Additional market launches of the MegaModem offering are planned throughout 2003. RCN's high speed Internet service is capable of delivering much greater bandwidth to the customer than traditional dial-up service, utilizing our broadband network. Our cable modem customers receive a reliable, always on connection with the following standard features: four e-mail addresses, web-mail, 10MB web space, and 24 X 7 technical support. Our network utilizes industry standard two-way cable modems for approximately 97% of our cable modem customers. As of December 31, 2002, we had approximately 160,400 high speed Internet subscribers including approximately 16,900 in our Starpower joint venture. During November 2003 RCN introduced a prototype of our new broadband portal. Upon launch of the broadband portal in early 2003, our high speed Internet customers will have access to robust, customizable, broadband content that includes thousands of streaming media clips in many content genres (news, sports, entertainment, finance) and games. In addition, the section entitled "RCN Premium Services" will be a platform for delivery of additional pay-for-use services. In December 2002, RCN launched two such pay-for-use services, a music-on-demand service through an agreement with Listen.com and a parental control service through an agreement with Net Nanny. We plan to launch additional pay-per-use services in 2003.

            Dial-up Internet: Customers can also connect to the Internet primarily through RCN's 56K dial-up service. RCN's dial-up customers have the advantage of connecting to the Internet through a network of our own points of presence ("POPs") that are connected to our broadband network. In addition to reliable Internet access, customers receive two mailboxes, web-mail, 10MB web space and 24 X 7 technical support. In certain markets, RCN's dial-up service is
V.92 compatible allowing customers to receive an incoming call while remaining connected to the Internet. Dial-up service can also be bundled with any of RCN's on-net cable, phone and Internet offerings. As of December 31, 2002, we had 281,145 dial-up connections including approximately 133,800 in our Starpower joint venture.

            Commercial Services: We provide certain services in addition to our residential communications services. We provide switch-based resale long-distance services and local telephone services to customers on our broadband network. We provide high-speed data services, T1, OC3, DS3, dial-up Internet access and web-hosting as well as other services to certain commercial accounts.

Strategic Relationships and Facilities Agreements

            We have entered into certain joint ventures which allow us to penetrate the telecommunications services market early and to reduce the cost of entry into certain markets. We expect to continue to pursue potential opportunities by entering into strategic alliances to facilitate network expansion.

Joint Ventures

            RCN is party to the RCN-Becocom joint venture with NSTAR Communications, Inc. ("NSTAR Communications"), a subsidiary of NSTAR, regarding construction of our broadband network and operation of our telecommunications business in the Boston metropolitan area. NSTAR is a holding company that, through its subsidiaries, provides regulated electric and gas utility services in the Boston area. Pursuant to the joint venture agreements, both parties have agreed to make capital contributions in accordance with their respective membership interests. In addition, RCN has access to and use of NSTAR's large broadband network, rights-of-way and construction expertise. Pursuant to an exchange agreement between NSTAR Communications and RCN, NSTAR Securities has the right, from time to time, to convert portions of its ownership interest in RCN-Becocom into shares of the Company's Common Stock, based on an appraised value of such interest. Shares issued upon such exchanges are issued to NSTAR Securities. As of December 31, 2001, NSTAR Securities had exchanged portions of its interest for a total of 4,097,193 shares of RCN Common Stock. In April 2000, NSTAR Securities gave notice of its intent to convert its remaining ownership interest into shares of the Company's Common Stock. In October 2000, the Company and NSTAR Communications reached an agreement in principle regarding settlement of the final valuation of that exchange and to amend certain other agreements governing the RCN-Becocom, LLC joint venture (the "Joint Venture"). In June 2002, NSTAR Communications received 7.5 million shares of the Company's Common Stock with a market value of $11,625, in exchange for NSTAR Communications investment, which had a carrying value of approximately $13,781. This exchange gave NSTAR a total of 11,597,193 of the Company's common stock or 10.6% as of December 31, 2002. Following this exchange, NSTAR Securities profit and loss sharing ratio in the joint venture was reduced to zero and it retained its investment percentage and the right to invest in future capital calls as if it owned a 29.76% interest. Any future capital contributions made by NSTAR for operating and liquidity requirements would require an adjustment to the sharing ratio and investment percentage accordingly. Such investment percentage will decrease to the extent NSTAR Securities disposes of any such RCN Common Stock. In connection with the exchange, NSTAR on behalf of itself and controlled affiliates, agreed to certain "standstill" restrictions for the period of one year from June 19, 2002, including refraining from further acquisitions of the Company's Common Stock beyond 10.75% in aggregate of the total number of voting shares and refraining from activities designed to solicit proxies or otherwise influence shareholders or management of RCN.

            Under the amended agreements governing the Joint Venture, future investments by NSTAR Communications are not convertible into the Company's Common Stock. NSTAR Communications is permitted to invest in response to capital calls, based on its investment percentage, at its option, in Joint Venture equity, or in a Class B Preferred Equity interest of the Joint Venture, which carries a cash coupon rate of 1.84% per month guaranteed by the Company and its affiliate, RCN Telecom Services of Massachusetts, Inc. The maximum permitted amount of such investment is $100,000. Such coupon includes amortization of principal over a fifteen-year term. The security is callable by RCN after eight years following issuance at a redemption price equal to the net present value of the payments over the life of the security discounted on a monthly basis using an annual discount rate of 12%. There was no Class B Preferred Equity interest outstanding at December 31, 2002 or December 31, 2001.

            The financial results of RCN-Becocom are consolidated in our financial statements. NSTAR's portion of the operating loss in RCN-Becocom is reported in the line item, Minority interest in the loss of consolidated entities. For the twelve months ended December 31, 2002, NSTAR's portion of the loss in RCN-Becocom was $36,650.

            RCN is party to a joint venture with Pepco Communications, Inc. ("Pepco"), a subsidiary of Pepco Holdings, Inc. ("Potomac"), regarding construction of our broadband network and operation of our telecommunications business in the Washington, D.C. metropolitan area, including parts of Virginia and Maryland, under the brand name "Starpower." Through its subsidiaries, Potomac is engaged in regulated utility operations and in diversified competitive energy and telecommunications businesses. Each of RCN and Pepco owns a 50% membership interest in Starpower. RCN provides certain services to the joint venture pursuant to support services and Internet services agreements. Pursuant to the joint venture agreements, both parties have agreed to make capital contributions in accordance with their respective membership interests. In addition, Starpower has access to and use of Potomac's large broadband network, rights-of-way and construction expertise. Starpower is reflected in our financial statements under the equity method of accounting.

Agreements with Significant Shareholders

            On or about July 18, 2002, the Company entered a Master Computer Services Agreement with I-Structure, LLC, a Delaware limited liability company that is wholly-owned by Level 3 Communications, LLC. Pursuant to this outsourcing agreement I-Structure will perform data center operations, monitoring, administration and management services for the Company's open and mid-frame systems in I-Structure data centers in Tempe, Arizona and Omaha, Nebraska. The term of the agreement is four years. The Company's budgeted costs for the I-Structure services for the current year is approximately $2,050 for recurring charges paid monthly. The Company may, from time-to-time, incur additional non-recurring costs for equipment purchases and configuration services. The Company expects its recurring charges to increase to over $2,400 annually. Beginning in third year of the term, the Company will have the right terminate with a one-time cancellation payment of approximately $1,500 which decreases monthly to $60 at the beginning of the final month of the term.

            On June 28, 2001, Red Basin, LLC, an entity formed by Walter Scott, Jr. together with certain family members and trusts, purchased $50,000 worth of common stock and warrants of RCN. Under the terms of the private placement, Red Basin purchased approximately 7,661,000 shares of common stock and warrants to acquire approximately 3,831,000 shares of common stock, for $50,000. The purchase price of the common stock and accompanying warrants is approximately $6.53 per share of common stock, which is based on the average of the closing prices of RCN common stock for the 5 trading days ending on Friday, May 25, 2001. The warrants have a term of 4-1/2 years and an exercise price equal to $12.928 per share. The private placement is subject to certain conditions, including the purchase of $50,000 in debt securities and other customary conditions. The Company used the proceeds to complete a tender offer of certain Senior Notes in July 2001. Mr. Scott is a Vice-Chairman of the board of directors of RCN and is Chairman of Level 3 Communications, Inc., one of RCN's largest shareholders. Mr. Scott is also a consultant to the Board and management in connection with various matters requested by the Board, including relating to raising capital and construction issues. Pursuant to a stock purchase agreement, Red Basin has certain other rights and obligations, including relating to preemptive rights to purchase additional share of common equity, registration rights, restrictions on transfer of shares, limitations on acquiring additional shares, and other matters.

            On February 28, 2000, Vulcan Ventures Inc. ("Vulcan"), the investment organization of Paul G. Allen, made a $1,650,000 investment in our company. The investment is in the form of mandatorily convertible cumulative preferred stock (the "Series B Preferred Stock"), which will be converted into Common Stock or Class B Stock no later than seven years after it is issued. We have the option of redeeming at any time after August 28, 2003. Vulcan has purchased 1,650,000 shares of the Series B Preferred Stock. The Series

B Preferred Stock has a liquidation preference of $1,000 per share and is convertible at a price of $61.86 per share. All dividends will be paid in additional shares of Series B Preferred Stock. At December 31, 2002 we had paid cumulative dividends in the amount of approximately $359,355 in the form of 359,355 additional shares of Series B Preferred Stock. At December 31, 2002 the number of shares that would be issued upon conversion of the Series B Preferred Stock was 32,482,282. In connection with the investment, Vulcan appointed each of William D. Savoy, President of Vulcan, and Edward S. Harris, an independent Financial consultant and previously an Investment Analyst with Vulcan, to our Board of Directors. The Series B Preferred Stock has a dividend rate of 7% per annum. Vulcan Ventures is limited to a 15% vote, in most cases. Certain other important terms of the Series B Preferred Stock can be found in the Certificate of Designations relating to such Series B Preferred Stock. Pursuant to a stock purchase agreement and voting agreement, Vulcan has certain additional rights and obligations, including relating to preemptive rights to purchase additional shares of common equity, registration rights, restrictions on transfer of shares, limitations on acquiring additional shares, voting arrangements, and other matters. Upon a Change of Control prior to the Series B Preferred Stock being converted or redeemed or transferred, we are required to offer to repurchase 50% of the Preferred Stock equal to: (a) if prior to July 1, 2003, 110% of the value of such Preferred Stock (plus accrued and unpaid dividends); and (b) if on or after July 1, 2003, the Liquidation Preference (plus accrued and unpaid dividends). We are not required to make any Change of Control payment until we have repurchased all debt securities required to be repurchased upon such Change of Control under our credit and financing agreements.

            On April 7, 1999, Hicks, Muse, Tate & Furst, through Hicks Muse Fund IV purchased 250,000 shares of Series A Preferred Stock, par value $1 per share, (the "Series A Preferred Stock") for gross proceeds of $250,000. The Series A Preferred Stock is convertible into common stock at any time and is subject to a mandatory redemption on March 31, 2014 at $1.00 per share, plus accrued and unpaid dividends, but may be called by the Company after four years. The Series A Preferred Stock is cumulative and has an annual dividend rate of 7% payable quarterly in cash or additional shares of Series A Preferred Stock and has a conversion price of $38.97 per share. At December 31, 2002 we had paid cumulative dividends in the amount of approximately $73,934 in the form of 73,934 additional shares of Series A Preferred Stock. At December 31, 2002 the number of common shares that would be issued upon conversion of the Series A Preferred Stock was 8,312,423. In connection with the investment, Hicks, Muse, Tate & Furst has appointed Peter Brodsky to our Board of Directors. Certain other important terms of the Series A Preferred Stock can be found in the Certificate of Designations relating to such Series A Preferred Stock. Within 60 days of the Change of Control, we must offer to repurchase shares of Series A Preferred Stock for a price equal to the Liquidation Preference plus accrued and unpaid dividends. We are not required to make any Change of Control payment until we have repurchased all debt securities required to be repurchased upon such Change of Control under our credit and financing agreements.

            On September 30, 1997, C-TEC Corporation spun-off to its shareholders the stock of RCN and the stock of C-TEC Cable Systems of Michigan, Inc., wholly owned subsidiaries of C-TEC Cable Systems, Inc., which is a wholly owned subsidiary of the Level 3 Delaware Holdings ("Level 3"). In connection with the restructuring and as a result of the conversion of certain shares of C-TEC held by Level 3, Level 3 owns 24.29% of the outstanding shares of common stock in RCN as of December 31, 2002. On December 3, 2001, we entered into an agreement with C-TEC to provide them certain overhead services, i.e., legal and tax services, for $100 per month. The Agreement was terminable at will by both parties, and was terminated by C-TEC in December, 2002.

            RCN-BecoCom, LLC and NSTAR Communications entered into a Construction and Indefeasible Right to Use ("IRU") Agreement dated as of June 17, 1997 and amended June 19, 2002. Under the IRU, NSTAR Communications provides construction and construction management services to RCN-BecoCom, LLC and access to and use of portions of NSTAR's broadband network, rights of way and certain equipment sites. The cost of such services provided to RCN-BecoCom, LLC by NSTAR Communications are believed to be equivalent to those which would be obtained from third party contractors.

In 1997, RCN entered into various agreements with Starpower under which RCN provides support services and Internet support services, such as accounting, customer service, billing, network management and other services to Starpower. Under these agreements, Starpower reimburses the cost of providing these services to RCN. In 1997, Starpower and Pepco entered into an agreement for the lease of certain portions of Pepco's fiber system and under which Pepco provides construction and construction management services to Starpower. The costs of such services provided by RCN and Pepco to Starpower are believed to be equivalent to those that would be obtained from third party contractors.

Other Investments

            In January 1995, the Company purchased a 40% equity interest in Megacable, S.A. de. C.V., the second largest cable television provider in Mexico, from Mazon Corporativo, S.A. de. C.V. ("Mazon"). In July 1999 our ownership interest in Megacable increased to approximately 48.96%. Megacable owns 27 wireline cable systems in Mexico, principally on the Pacific and Gulf coasts and including Guadalajara, the second largest city in Mexico; Hermosillo, the largest city in the state of Sonora; and Veracruz, the largest city in the state of Veracruz. At December 31, 2002, their wireline systems passed approximately 1,876,000 homes and served approximately 462,500 video subscribers and 103,000 high-speed Internet subscribers. Megacable had approximate revenues of $142,488 and $130,600 for the years ended December 31, 2002 and 2001, respectively.

            Separately, RCN presently holds a 48.96% interest in Megacable Comunicaciones de Mexico S.A. ("MCM"). MCM has a license from the Mexican government to operate a broadband network in Mexico City, Monterrey and Guadalajara. MCM has activated its network in Mexico City and is providing local voice and high-speed data service in that city, principally to commercial customers.

            In 1999, the Company acquired a 47.5% stake in JuniorNet for approximately $47,000 in cash. Concurrent with that transaction, JuniorNet purchased the Company's Lancit Media subsidiary for approximately $25,000 in cash. In 2000, the Company wrote down approximately $24,400, which represented the Company's full investment in JuniorNet. During 2001, the Company made secured loans to JuniorNet. Subsequently, the assets of JuniorNet were foreclosed upon by the secured creditor group, including RCN. The secured creditor group sold the assets and intellectual property relating to the on-line business of JuniorNet to J2 Interactive, LLC ("J2") for cash proceeds and 30.6% of J2's initial equity. The Company owns 23.5% of the equity in J2. Additionally, in the foreclosure, RCN received 100% of the assets of JuniorNet's subsidiary Lancit. Those assets were used to start RCN's wholly-owned subsidiary, RCN Entertainment. RCN Entertainment produces children's/family programming.

COMPETITION

            We believe that among the existing competitors, the ILECs, incumbent cable providers, CLECs and Direct Broadcast Satellite ("DBS") represent our primary competitors in the delivery of "last mile" connections for voice, video and Internet services.

Overview

            We compete with a wide range of service providers for each of our services. Virtually all markets for phone, cable television and Internet services are extremely competitive, and we expect that competition will intensify in the future. Our competitors are often larger, better-financed incumbent local telephone carriers and cable companies with better access to capital resources, and many have historically dominated their local telephone and cable television markets. These incumbents presently have numerous advantages as a result of their historic monopolistic control of their respective markets, economies of scale and scope and control of limited conduit and pole space. They also have well-established customer and vendor relationships. Despite their strong brands, however, these providers continue to receive low customer satisfaction ratings which creates opportunities for us.
In order to compete, we strive to provide competitively priced bundled services, excellent technical performance and quality customer service.

            We compete with the ILEC's for the provision of local telephone services, as well as with alternative service providers including CLECs. Cable operators are also entering the local exchange market in some locations. Other sources of competitive local and long distance telephone services include Commercial mobile radio services providers, including cellular carriers (such as Verizon Wireless Services); personal communications services carriers such as Sprint PCS; and enhanced specialized mobile radio services providers (such as NexTel). Although consumers generally continue to subscribe to their landline services, wireless/cellular growth is the bigger threat for long distance services and increasing concern in the wireline local dial-tone market though consumers continue to subscribe to landline service for Internet and other reasons.

            We expect to continue to face significant competition for long distance telephone services from the incumbent providers including MCI/ WorldCom, AT&T, Verizon and Sprint which account for the majority of all U.S. long distance revenue. The major long distance service providers benefit from established market share, both in traditional direct-dial services as well as in prepaid and dial around products, and from established trade names through nationwide advertising. However, we regard our long-distance service as a complementary service rather than a principal source of revenue. Certain incumbents including MCI/WorldCom, AT&T, Verizon and Sprint, are able to offer local services in major U.S. markets using their existing infrastructure in combination with resale of ILEC service, lease of unbundled local loops or other providers' services. A new threat comes from Verizon's entrance into the long distance market. RCN markets in competition with Verizon' long distance offering include New York, Massachusetts, Pennsylvania and Virginia. Internet-based telephony, a potential competitor for low cost telephone service, is also developing, but penetration levels are not significant at this time.

            Our cable television service competes with DBS operators in all markets and the existing franchised cable operator except in our Carmel, New York system where we are currently the only franchised cable operator.

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

            Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. Therefore, we cannot predict the effect that ongoing or future developments might have on the phone, cable television and Internet industries or on our operations or financial condition.

Incumbent LECs

            In each of our target markets for broadband networks, we face, and expect to continue to face, significant competition from the ILECs. The ILECs include Verizon in the northeast corridor, SBC in California and Chicago, both of whom currently dominate their respective local telephone markets. We compete with the ILECs in our markets for local exchange services on the basis of product offerings, including the ability to offer bundled cable television, phone and Internet service, reliability, state-of-the-art technology and superior customer service, as well as price. We believe that our broadband networks provide superior technology for delivering high-speed, high-capacity phone, cable television and Internet services compared to the ILECs' primarily copper wire based networks. However, the ILECs have long-standing relationships with their customers. They have also begun to expand the amount of fiber facilities in their networks, offer broadband digital transmission services and retail Internet access, and are re-entering the long distance telephone service market. During 2002 both Verizon and SBC began offering long distance and launched bundled products including wireless, local and long distance services at substantial discounts.

            In light of the Telecommunications Act of 1996 (the "1996 Act"), and ensuing federal and state regulatory initiatives, barriers to local exchange competition are disappearing. The introduction of such competition, however, also establishes the precedent for the RBOCs, such as Verizon, to provide in-region interexchange long distance services. The RBOCs are currently allowed to offer "incidental" long distance service in-region and to offer out-of-region long distance service. Because the RBOCs have gained approval to offer in-region long distance services in certain markets, they will also be in a position to offer single source local and long distance service similar to what we offer and what is proposed by the largest long distance service providers: Verizon,AT&T, MCI WorldCom and Sprint. We expect that the increased competition made possible by regulatory reform will result in certain pricing and margin pressures in the local telephone services business.

            We provide a full range of local phone services, which compete with ILECs in our service areas. We expect that competition for local telephone services will be based primarily on quality, capacity and reliability of network facilities, customer service, response to customer needs, service features and price. We may also have a competitive advantage because we are able to deliver a bundled phone, cable television and Internet service.

            The 1996 Act permits the ILECs and others with which we compete to provide a wide variety of video services directly to subscribers. Various LECs currently are providing video services within and outside their telephone service areas through a variety of distribution methods, including both the deployment of broadband wire facilities or through partnerships with direct broadcast satellite (DBS) providers. We cannot predict the likelihood of success of video service ventures by LECs or the impact such competitive ventures may have on us. Some LECs also offer Internet access services that compete with our Internet services. We are unable to predict the likelihood of success of competing video or cable service ventures by local telephone companies or other businesses. Nor can we predict the impact these competitive ventures might have on our business and operations.

Multi-channel Video Service Providers

            Most of our cable television service businesses compete with incumbent cable companies in their respective service areas. Specifically, we compete for cable subscribers with the major wireline multi-system cable operators, ("MSO") in our markets, such as AOL Time-Warner Cable in New York City and Los Angeles, Comcast in Boston, Chicago, San Francisco, Los Angeles, the Philadelphia suburbs and the greater Washington, D.C. area and Cox in Virginia. We believe that our fiber-rich network architecture makes us better equipped to provide high capacity communications services. AT&T Broadband and Comcast effectively completed a merger late in 2002 making them the largest national incumbent cable television provider. The impact of the their increased economic base, subscriber scale, buying power and influence on market pricing and content-ownership has yet to be measured in the markets in which RCN competes. Our Lehigh Valley, Pennsylvania television system also competes with an alternate service provider, Service Electric, which also holds franchises for the relevant service area.

            Direct Broadcast Satellite companies, DirecTV and DISH also compete directly for cable subscribers in all of the markets RCN serves. Their fully digital service, with a plethora of channels, personal video recorders and high definition television makes them a strong competitor. It was once considered that DBS providers would be limited in distribution in urban areas, yet they have developed programming packages, especially DISH's ethnic content that especially appeals to customers cities.

            Cable television systems generally operate pursuant to franchises granted on a non-exclusive basis, and the 1992 Act prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to operate cable systems. Therefore, well-financed businesses from outside the cable industry, such as the public utilities that own certain of the conduits or poles, which carry cable television facilities, may become competitors for franchises or providers of competing services. Telephone companies or others may also enter the video distribution market by becoming open video service operators pursuant to Section 653 of the Communications Act, as we have done in several markets. . No local franchise is required for the provision of such service (see "Regulation of Video Services" below). Certain of our competitors own or control content and programming which could enhance their ability to compete with other providers in the local service area. ILEC video, however, is a longer term threat as all the RBOCs are currently focusing on gaining in-region long distance approval. We are unable to predict the likelihood of success of competing video or cable service ventures by local telephone companies or other businesses. Nor can we predict the impact these competitive ventures might have on our business and operations.

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

                  - high-speed services offered by incumbent cable providers, such as Comcast, Time Warner's Roadrunner and other regional cable providers offering high-speed Internet access over cable modem;

                  - fixed wireless Internet access services offered by telecommunications providers such as WorldCom and smaller local ISPs using technologies such as WIFI; and

                  - mobile wireless Internet access services offered by cellular providers such as AT&T Wireless.

            We expect that competition could intensify with the availability of wireless ISPs, both in the licensed and unlicensed spectrums. Diversified competitors may bundle other services and products with Internet connectivity services, potentially placing us at a competitive disadvantage.

            Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. In addition, a continuing trend toward business combinations, such as the acquisition of AT&T Broadband and Comcast, and alliances in the telecommunications industry may also create significant new competitors.

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

Telecommunications Act of 1996

            The 1996 Act was intended to eliminate many of the pre-existing legal barriers to competition in the telephone and video programming communications businesses. The 1996 Act also preempts many of the non-federal barriers to local telephone service competition that previously existed in state and local laws and regulations and sets basic standards for relationships between telecommunications providers.

            The 1996 Act removes barriers to entry in the local exchange telephone market by preempting state and local laws that restrict competition and by requiring LECs to provide nondiscriminatory access and interconnection to potential competitors, such as cable operators, wireless telecommunications providers and long distance companies. In addition, the 1996 Act provides some regulatory relief and pricing flexibility for the ILECs. The 1996 Act also has allowed the RBOCs, once they met certain conditions, to enter the long distance market within their own local service regions.

            Regulations promulgated by the FCC under the 1996 Act require LECs to provide interconnection, access to unbundled network elements and retail services at wholesale rates to competitors. As a result of these changes, companies such as ours are now able to interconnect with ILECs in order to provide local exchange services. The FCC has revised these regulations several times since 1996, and many of the FCC's decisions under the 1996 Act have been subject to court appeals. The FCC began to re-examine its rules regarding access to unbundled network elements in late 2001. It announced a portion of the review in February, 2003 with a complete order expected in the first or second quarter of 2003, and may reduce or modify the LECs' obligations to provide such access. Because we are building our own networks rather than relying on the ILECs' facilities, such changes may affect us less than they do some of our competitors. However, we do require interconnection with the ILECs for a variety of purposes, and regulatory actions have generally facilitated this interconnection. Ongoing and future regulatory proceedings and court appeals may create delay and uncertainty in effectuating the local competition provisions of the 1996 Act.

            We have entered into interconnection agreements with Verizon, SBC, and other ILECs serving our target market areas. These agreements are usually effective for terms of two or three years, after which we must renegotiate the terms of interconnection. As a general matter, our agreements provide for service to continue without interruption while a new agreement is negotiated. Most of the agreements also provide for amendments in the event of changes in the law, such as the regulatory and court decisions described above. We cannot assure you, however, that we will be able to obtain or enforce future interconnection agreements, or obtain renewal of existing agreements, on acceptable terms.

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

            The 1996 Act establishes certain conditions before RBOCs are allowed to offer interLATA long distance service to customers within their local service regions. These conditions include 14 "checklist" requirements designed to open the RBOC networks to competitors. As of the end of 2002, Verizon and SBC had received FCC approval to offer in-region long distance service in many, but not all, of the markets that we serve. We expect these companies to seek approval to provide this service in their remaining markets during 2003. When an RBOC is authorized to provide in-region long distance service in its market area, the RBOC may be able to offer "one-stop shopping" services that compete with our service offerings. See "Business-Competition". In addition, the RBOC will lose the incentive it now has to rapidly implement the interconnection provisions of the 1996 Act in order to obtain in-region authority, although the RBOC will remain subject to a legal obligation to comply with those provisions.

            The 1996 Act also made far-reaching changes in the regulation of video programming transmission services. These included changes applicable to video operators, the elimination of restrictions on telephone company entry into the video business, and the establishment of a new "open video system" ("OVS") regulatory structure for telephone companies and others. Under the 1996 Act and implementing rules adopted by the FCC, local telephone companies, including both ILECs such as Verizon, and CLECs such as ourselves, may provide service as traditional cable television operators subject to municipal cable television franchises, or they may choose to provide their programming over open video systems. Although OVS operators are not required to secure local franchises by federal law, local franchising authorities may legally require such a franchise. To date, however, none have done so. OVS operators must make available a portion of their channel capacity for use by unaffiliated program distributors and must satisfy certain other requirements, including providing capacity for public, educational and government channels, and paying a gross receipts fee equal to the franchise fee paid by the incumbent cable television operator. We are one of the first CLECs to provide television programming over a broadband network under the OVS regulations implemented by the FCC under the 1996 Act. As discussed below, we are currently providing OVS service in the City of Boston and certain suburbs of Boston, New York City, Washington, D.C. (through Starpower), and in a limited number of smaller communities.

            Although we initially intended to enter the market throughout our proposed service territories as an OVS provider, we have found during the negotiation process that many local jurisdictions prefer that we operate subject to a traditional cable television franchise rather than as an OVS provider. We consider providing our video service under franchise agreements rather than OVS certification if the local authorities prefer franchise agreements and such agreements can be obtained on acceptable terms and conditions. We consider the relative benefits of OVS certification versus local franchise agreements, including the possible imposition of build out requirements, before making any decisions.

            In those cases where cable franchise agreement could be reached with such local governments on terms acceptable to us, we have entered a cable franchise. We are currently providing franchised cable television service in certain communities in the Boston area, as well as portions of Montgomery County, Maryland and Falls Church, Virginia (through Starpower), and San Francisco, California, as well as a number of other smaller markets, including some in New York, New Jersey, Pennsylvania and Virginia (through Starpower), among others. In Chicago, we entered the market acquiring the assets of 21st Century Telecom, an existing cable television franchise holder in portions of Chicago and nearby communities.

            In order to develop our networks for both telecommunications and video services, we must also obtain local franchises and/or other permits and licenses, as well as building access agreements and rights to use underground conduit and pole space, private easements and other rights-of-way and fiber capacity from entities such as ILECs and other utilities, railroads, long distance companies, state highway authorities, local governments and transit authorities. We cannot assure that we will be able to maintain our existing franchises, permits and rights or to obtain and maintain the other franchises, permits, building access agreements and rights needed to implement our business plan on acceptable terms. Although we do not believe that any of the existing arrangements will be canceled without our consent or will not be renewed as needed in the near future, certain cancellation or non-renewal of these arrangements could materially adversely affect our business. In addition, our failure to enter into and maintain any such required arrangements for a particular network, including a network, which is already under development, may affect our ability to acquire or develop that network.

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

            In May, 2002, the United States Court of Appeals for the District of Columbia Circuit remanded the FCC's April 2001 decision for lack of an adequate legal justification for the rules adopted, but did not vacate those rules. The FCC has not yet taken any action in response to the Court's remand, so the April 2001 rules remain in effect.

            Starpower currently has pending complaints against Verizon based on its refusal to pay reciprocal compensation in the District of Columbia and Virginia for periods prior to the effective date of the new FCC rules. With respect to Virginia, the FCC ruled that one subsidiary of Verizon was liable for reciprocal compensation payments under its interconnection agreement, but that another subsidiary operating under a different agreement was not liable. The FCC has not yet determined the amount of compensation payable under the first agreement, and Starpower has appealed the adverse ruling on the second agreement. In addition, Verizon has brought a complaint against Starpower to recover reciprocal compensation payments it made for Maryland traffic for periods prior to that effective date. At this time we are unable to provide any assurance as to the outcome of these complaints.

Regulation of Video Services

            Open Video Systems. At various times between February 1997 and December 2002, our subsidiaries and affiliates have been certified by the FCC to operate OVS networks in Northern New Jersey, Cook County, Illinois, as well as other key metropolitan markets, such as New York City, Boston, Washington, D.C., Philadelphia, Los Angeles, and San Francisco, among others. Initiation of OVS services is subject to completion of an open enrollment period that permits unaffiliated video programmers to seek capacity on the systems. Negotiation of certain agreements with local governments is also a prerequisite to initiating service. The initial open enrollment period for Northern New Jersey, New York City, Washington, D.C., and Philadelphia has been completed. The open enrollment period has not yet begun for the remaining markets.

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

            In areas where we offer video programming services as an OVS operator, we are required to make up to two-thirds of channel capacity on the system available to Video Programming Providers ("VPPs"). The FCC's rules permit us to retain up to one-third of the system capacity for our own (or our affiliate's) use. Under the OVS regulations, during the initial open enrollment period we must offer at least two-thirds of our capacity to unaffiliated parties, if demand for such capacity exists during the open enrollment period. Where we have conducted open enrollment periods for our operational

OVS systems, we have provided the required data to various potential VPPs, but to date none have requested carriage on any of our systems.

            In a decision released in January 1999, the U.S. Court of Appeals for the Fifth Circuit approved some portions of the FCC's OVS rules but struck down other portions. Although a number of the Court's rulings are favorable to OVS operators, others could have an adverse impact on our OVS operations and planning. The Court's most significant decision was to strike down the FCC's rule terminating the right of a local authority to require a franchise of OVS operators. The FCC's rules had set forth a relatively simple procedure at the FCC for rapid certification of each OVS system on a regional basis and permitted local authorities to regulate OVS only as to rights-of-way administration and in other minor respects. One of the principal advantages of OVS as structured by Congress and by the FCC was to eliminate the time, expense, and uncertainty generally required to secure a local franchise. The Court's action allowing local governments to require area-by-area franchising may significantly reduce the advantage of OVS operation as compared with traditional franchising and delay achieving agreements with local governments. To date, however, no local franchising authority has insisted on franchising our OVS systems, although some have considered doing so. In many instances, we, at the insistence of local authorities, have negotiated a cable television franchise agreement in lieu of an OVS agreement. In other instances we have agreed to provisions in OVS right-of-way agreements which to some extent erode the differences between the two modes of operation. Accordingly, while the ruling is disadvantageous to our OVS operations, it has not significantly altered the way that we offer our video services.

            The FCC's rules require OVS operators to make their facilities available to unaffiliated VPPs on a non-discriminatory basis, with certain exceptions. One such exception is that a competing in-region cable operator is not entitled to become a VPP on an OVS except in certain limited circumstances. Notwithstanding this limitation, incumbent cable operators in our Boston, New York and Washington, D.C. area markets have sought proprietary OVS system information from us to analyze the possibility of becoming a VPP on our network. Such requests were submitted by Time Warner Cable Co., which then operated franchised cable systems in many suburban Boston communities included within our Boston-area OVS certification, and operates the franchised cable system in a portion of our New York City market within our OVS service area, and Media General Cable, which then operated cable systems in a portion of Starpower's Washington, D.C. OVS service area. We denied all of those requests based on our belief that the cable companies are ineligible under the FCC's rules. Each of Time Warner and Media General Cable subsequently filed separate complaints to the FCC against RCN seeking FCC action imposing fines or canceling our OVS authority. Media General Cable's systems were subsequently transferred to a new operator, and Media General Cable has voluntarily withdrawn its complaints.

            In the Time Warner proceedings, which are still pending, the FCC adopted a standard under which eligibility to obtain the information sought by the cable companies will be based on whether the in-region cable competitor is franchised within the "technically integrated service area" of the OVS certificate holder. RCN has submitted information to the FCC regarding our Boston and New York OVS systems to enable the Commission to make a determination as to whether Time Warner is eligible to receive confidential information under this new standard. RCN has requested confidential treatment of such information. The FCC has not yet ruled on that request. Subsequently, in February 2000, after the sale of its Boston area cable operations to MediaOne, Time Warner renewed its request for Boston area OVS data from RCN alleging that it was no longer an in-region cable competitor. We again declined to provide such data based upon Time Warner's affiliations and possible contractual arrangements with MediaOne. Time Warner filed another petition to the FCC renewing its earlier allegations that RCN was not adhering to certain of the OVS rules and was not operating a truly "open" OVS system. Time Warner sought an order compelling us to provide the OVS data to Time Warner, and for the imposition of forfeitures on RCN for allegedly failing to comply with Commission orders. We opposed the petition and the FCC has not yet acted on it.

            We believe that we are operating in strict conformity with all applicable provisions of the law and will continue to defend our OVS rollouts against what we believe are anti-competitive requests for data or carriage by competing with in-region cable operators. However, we cannot assure that the FCC will resolve the pending Time Warner request for OVS data in our favor or that other incumbents will not file similar requests in our other markets. If the FCC were to grant such request and as a result we were obliged to share system data with our local competitors, we would be forced to reassess the desirability of continuing to operate in certain markets as an OVS operator as compared with seeking a cable television franchise. We do not believe that converting our OVS certifications under such circumstances would materially adversely affect our video distribution activities, although it could potentially require us to agree to a network build-out obligation in that market.

            Wireless Video Services. Our 18 GHz wireless video services primarily in New York City are distributed using microwave facilities. We cannot assure you that we will be able to obtain or retain all necessary authorizations needed to construct broadband network facilities, to convert our wireless video subscribers to an broadband network or to offer wireless video services under our own FCC licenses.

            Cable television Systems. Our cable television systems, including those systems where we have entered a cable television franchise with the local government in lieu of an OVS agreement and those areas where we operate our cable network cable systems, are subject to regulation under the 1992 Cable Act. The 1992 Cable Act regulates rates for cable services in communities that are not subject to "effective competition," certain programming requirements, and broadcast signal carriage requirements that allow local commercial television broadcast stations to require a cable system to carry the station. Local commercial television broadcast stations may elect once every three years to require a cable system to carry the station ("must-carry"), subject to certain exceptions, or to withhold consent and negotiate the terms of carriage ("retransmission consent"). A cable system generally is required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether under the mandatory carriage or retransmission consent requirements of the 1992 Cable Act. The Communications Act also permits franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. Cable systems with 36 or more channels must designate a portion of their channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator.

            Local non-commercial television stations are also given mandatory carriage rights. The FCC has issued rules establishing standards for digital television ("DTV"). The FCC's rules require television stations to simulcast their existing television signals ("NTSC") and DTV signals for a period of years prior to the expected cutover to full digital broadcasting in 2006. During this simulcast period, it is unclear whether must-carry rules will apply to DTV signals. The FCC has undertaken a rulemaking proceeding seeking comment on the carriage of broadcast DTV signals by cable and OVS operators during the transitional period to full digital broadcasting. The FCC's proceeding addresses the need for the digital systems to be compatible and changes to the mandatory carriage rules, and explores the impact carriage of DTV signals may have on other FCC rules. The cable industry has generally opposed many of the FCC's proposals, on the grounds that they constitute excessively burdensome obligations on the industry. Several of the largest MSOs, however, have agreed to limited carriage of digital signals during the transition process.

            Because a cable communications system uses local streets and rights-of-way, such cable systems are generally also subject to state and local regulation, typically imposed through the franchising process. The terms and conditions of state or local government franchises vary materially from jurisdiction to jurisdiction. Generally, they contain provisions governing cable service rates, franchise fees, franchise term, system construction and maintenance obligations, customer service standards, franchise renewal, sale or transfer of the franchise, territory of the franchisee, and use and occupancy of public streets, and types of cable services provided. Local franchising authorities may award one or more franchises within their jurisdictions and prohibit non-grandfathered cable systems from operating without a franchise. The Communications Act also provides that, in granting or renewing franchises, local authorities may establish requirements for cable-related facilities and equipment, but not for video programming or information services other than in broad categories. The Communications Act limits franchise fees to 5% of revenues derived from cable operations and permits the cable operator to seek modification of its franchise requirements through the franchise authority or by judicial action if changed circumstances warrant.

            The Company currently does not pay a 5% franchise fees on its cable modem Internet access services on the basis that the FCC has determined that such Internet services are not "cable services" as defined in the Communications Act. The Company's position has been challenged by the City of Chicago, which has brought suit against the Company, as well as AT&T Broadband, the incumbent cable operator in the Company's franchise service area, and the other franchised cable television operators in the City of Chicago (together the "Defendants"). The Defendants have sought to remove the action to federal court and to dismiss it on the ground that cable modem service, as a matter of law, is not a cable television service within the scope of the Franchise Agreement and cannot be subject to the Agreement's franchise fee provision, which is, by its express terms, is to be interpreted and applied in accordance with the federal Communications Act. The City of Chicago has opposed these motions and both matters is now before the Court. The Company will continue to vigorously defend its position in this action but can provide no assurances that the Defendants will prevail in this action. To the extent that the City of Chicago prevails, it would mean that the Company would likely be required to pass through the additional fees to its cable modem Internet service customers. However, because any adverse result will affect all of the Company's competitors in the Chicago market, we do not believe that an adverse ruling would materially adversely affect the Company's ability to compete in the Chicago market. The Company also notes that to the extent that this question is one of nationwide significance to local franchising authorities and cable television franchisees, so that any decision in the City of Chicago case (or any other similar cases brought by local franchising authorities) is likely to be appealed, and the ultimate result will likely determine whether the Company's cable modem Internet service fees are required to be includes as cable service revenues for purposes of franchise fee payments.

            Our ability to provide franchised cable television services depends largely on our ability to obtain and renew franchise agreements from local government authorities on generally acceptable terms. We cannot assure that such agreements will be reached in every instance, and the failure to do so in a particular local jurisdiction could have a material effect on our ability to enter or continue to operate in that local area. In Philadelphia, we experienced significant delays in securing authorization from the city to provide cable or OVS service on commercially reasonable terms. As a result, RCN has withdrawn from such negotiations with the city and has no present plans to build out its system in Philadelphia. We are, however, continuing to operate in certain of the Philadelphia suburbs.

            We currently have numerous franchise agreements relating to systems where we have entered into cable franchises in lieu of OVS agreements, including cable franchises in San Francisco, Chicago, and a number of surrounding communities. We also have franchise agreements relating to cable network systems in New York (outside New York City) and Pennsylvania. All of the cable franchises typically contain many conditions, such as time limitations on commencement and completion of construction, conditions of service, including the number of channels, the provision of free service to schools and certain other public institutions, liquidated damages and the maintenance of insurance and indemnity bonds. These franchises provide for the payment of fees to the issuing authorities and generally range from 3% to 5% of revenues.

            In light of current economic conditions in the communications industry and limitations on the Company's ability to raise capital, it is likely that the Company will continue to substantially decrease the amount it is spending on capital expenditures. The Company decreased capital expenditures in 2001 and 2002 and expects it to fall again 2003. As a result, it is probable that the Company will not be able to meet all of the construction and system build-out requirements contained in some of the cable franchises arrangements it has entered into with certain local governments in lieu of OVS agreements. In certain communities in the Boston area, South Florida, the Pacific Northwest, the Chicago area, Northern New Jersey, and Eastern Pennsylvania, the Company has agreed with the franchising authorities either to terminate the franchise without penalty or prejudice to entering a new franchise in the future, or to postpone indefinitely any build-out obligations. In Boston, the Company has entered into an OVS agreement with the City and terminated its franchise. In other cases, the Company is attempting to negotiate with franchising authorities to extend or modify the terms of the applicable franchise to avoid any breaches and related penalties, terminate the applicable franchise without penalty or prejudice to entering a new franchise in the future, to convert the franchise to an OVS agreement in order to relax build-out obligations, or to postpone indefinitely any build-out obligations under the franchise. Although in many cases the local government and franchising authorities have indicated that they are willing to work with the Company to reach agreements as to such amendments or modifications, the Company can make no assurances that it will be able to reach a satisfactory resolution of these issues, or that the municipalities involved will not seek to invoke the liquidated damages and other penalties to which they may claim to be entitled pursuant to the franchise agreements. Several jurisdictions have threatened to seek damages or other remedies for our current or expected future non-compliance with construction and system build-out requirements. The Town of Northbrook, Illinois, has brought legal action against the Company for breach of the Company's franchise agreement commitments, and the Town of Newtown Township, Pennsylvania has also threatened to assess penalties against the Company. While the Company has raised both statutory and contractual defenses to the Northbrook and Newtown Township claims, and believes that such defenses are reasonable and justified, the law in this area is uncertain and the Company can make no assurances that it will be successful in defending such actions. If the Company does not prevail in our defense of these actions, it could be subject to significant damages. If all of the franchising authorities with which the Company has franchise arrangements were to make similar challenges and prevail in such efforts, the Company could be subject to aggregate penalties which could have a material adverse effect on its operations.

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

            Pole and Conduit Attachments. Under the Pole Attachment Act, the FCC is required to regulate the rates, terms and conditions imposed by utilities, ILECs and CLECs for cable systems and telecommunications providers use of utility pole and conduit space unless state authorities can demonstrate that they adequately regulate pole attachment rates, terms and conditions. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. We are being subjected in some instances to pole attachment practices and fees which we believe are in violation of applicable federal law. We have attempted to resolve certain of these matters informally. In some cases, utility companies have increased pole attachment fees for cable systems that have installed fiber-optic cables and that are using these cables for the distribution of non-video services. The 1996 amendments to the Pole Attachment Act modified the prior pole attachment provisions by establishing a new formula for setting rates for attachment of telecommunications wiring, and requires that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way, owned or controlled by the utility if the facility is carrying wires already. The FCC adopted regulations to govern the charges for pole attachments used by companies providing telecommunications services, including cable operators. These regulations became effective on February 8, 2001 and any increase in attachment rates for telecommunications companies resulting from the FCC's new regulations is being phased-in in equal annual increments over a period of five years beginning on the effective date of the new FCC regulations. A number of pole-owning utilities challenged the new rules, raising constitutional and other issues. The FCC strongly asserted its jurisdiction to regulate pole attachment fees, including those charged to companies providing broadband services. The United States Supreme Court and Court of Appeals for the District of Columbia Circuit both issued rulings in 2002 upholding aspects of the FCC's pole attachment rules favorable to the Company. In a ruling of particular importance to the Company, the Supreme Court held that broadband service providers that provide co-mingled video, telecommunications, and Internet services over their networks are entitled to the protections of the Pole Attachment Act. This ruling ensures that we will have the benefit of the FCC's rate formula for our pole attachments.

            In the Boston area, pole attachment policies imposed by Verizon-Massachusetts had substantially delayed the rollout of our services in certain communities. Our Affiliate, RCN-Becocom, sought relief from the Massachusetts Department of Telecommunications and Energy ("DTE") and from the FCC, and in response, Verizon-Massachusetts and RCN-Becocom have developed, under the auspices of the Massachusetts DTE, an experimental pole attachment program which, if permanently implemented, could substantially accelerate access to poles and reduce the cost of such access.

            In the Philadelphia suburbs, RCN encountered delays and high costs in gaining access to poles owned by PECO, an electric utility that owns the majority of the poles in the suburban Philadelphia communities in which RCN is currently operating its network. PECO has sought to impose significantly increased pole attachment licensing fees on RCN and has also engaged in a number of practices concerning the preparation of the poles which RCN believes are contrary to the law. After trying to resolve these issues informally with PECO, RCN has filed a formal pole attachment complaint against PECO and certain of its affiliates at the FCC. In December 2002, the FCC Enforcement Bureau granted RCN's complaint with respect to PECO's pole attachment fees, and ordered PECO to reduce its fees and to reimburse to RCN the excessive fees paid from the date of the complaint going forward. PECO has appealed the ruling. However, if upheld, the ruling will result in a substantial reduction in the fees RCN must pay to PECO. The Enforcement Bureau has not yet acted on the merits of RCN's complaint with respect to "make ready" preparation of the poles.

            Program Access. The 1992 Act, the 1996 Act and FCC regulations preclude any cable operator or satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors. In certain circumstances, these programmers are required to sell their programming to other multichannel video distributors. The provisions limit the ability of program suppliers affiliated with cable companies or with common carriers providing satellite delivered video programming directly to their subscribers to offer exclusive programming arrangements to their affiliates. The FCC's Cable Service Bureau, however, has ruled that, except in limited circumstances, these statutory and regulatory limitations do not apply to programming which is distributed other than by satellite. We have experienced difficulty in securing access to certain local sports programming in the New York City and other local markets, which we consider important to successful competition. We brought a formal program access complaint against Cablevision Systems, Inc., over its refusal to provide such programming to RCN. However, the Cable Services Bureau found that programming distributed by fiber-optic cable was not covered by the program access provisions of the Communications Act, and denied our complaint. We sought review by the full Commission of this ruling. Absent reversal, however, we do not have guaranteed access to non-satellite-delivered programming. Although we typically have been able to negotiate viable agreements to carry such programming, if we are denied access to certain non-satellite delivered programming, such denial has the potential to impair our ability to compete effectively in those markets.

            Certain important provisions of the Cable Act of 1992 that restrict exclusivity in the distribution of certain video programming were scheduled to lapse in 2002 but were extended by the FCC for an additional five years. The extension of these rules ensures that we will continue to have access to important satellite delivered programming until at least 2007.

            The term of our existing franchises presently varies up to the year 2015. To date, all of our cable franchises that have reached their expiration date have been renewed or extended, generally at or before their stated expirations and on acceptable terms. Numerous cable franchises are due for renewal within the next three years. We cannot assure that we will be able to renew these or our other franchises on acceptable terms.

            Cable television systems are also subject to certain service quality standards and other obligations imposed by the FCC and, where effective competition has not been demonstrated to exist, had been subject to rate regulation by the FCC as well. All of our cable franchises that have been entered in lieu of an OVS agreement are subject to effective competition, since in each case there has been an existing incumbent cable operator already serving the area. These systems are therefore exempt from many FCC cable television regulations, including rate regulation. Our cable network television system in the Lehigh Valley area of Pennsylvania has been operating in a competitive cable environment for almost 30 years, with approximately 80% of the homes passed having access to an alternate cable operator, Service Electric cable television. As a result, our Lehigh Valley cable system is also exempt from many FCC cable television regulations, including rate regulation. Our other cable network television systems in New York State had been subject to FCC rate regulation. As required by the 1996 Act, however, all cable programming services except limited basic service rate regulation were deregulated on March 31, 1999. There has been discussion in Congress about possible legislation to reimpose cable rate regulation. We cannot assure you that legislation will not be adopted. We anticipate that the remaining provisions of the 1992 Act that do not relate to rate regulation, including provisions relating to retransmission consent and customer service standards, will remain in place and may reduce the future operating margins of our cable network cable television businesses as video programming competition develops in our cable television service markets.

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

            We have had difficulty gaining access to the video distribution wiring in certain multiple dwelling units ("MDUs") in the City of Boston. In some buildings the management will not permit us to install our own distribution wiring and Cablevision has not been willing to permit us to use the existing wiring on some equitable basis when we wish to initiate service to an individual unit previously served by Cablevision. We have encountered similar problems in New York City and Washington, D.C., where we also provide service as an OVS operator and it is unsettled whether we have the protection of the mandatory access laws that entitle franchised cable television operators to gain entry to MDU buildings. We sought a ruling from the FCC that existing FCC inside wiring rules require Cablevision to cooperate with us in Boston to make such wiring available to us. By Order released on January 29, 2003, the FCC granted our request, ruling that where cable wiring is located behind sheet rock walls or ceilings, the designated point at which we are allowed to access the wires must be demarcated at a physically accessible location that does not require us to disturb the sheet rock. The order will apply to all of our markets, not just Boston. In the same order, the FCC also clarified and upheld other aspects of its existing rules providing for access to cable inside wiring. Although aspects of the FCC order are likely to be appealed, the order may ease at least some of the difficulty we have experienced in gaining access to the video distribution wiring in certain MDUs, thereby making it easier for us to provide service to customers in those buildings. The order also clarifies that the FCC's rules apply to both OVS operators and franchised cable television providers.

            We also sometimes are precluded from serving an MDU, because the MDU owner has entered into an exclusive agreement with another provider. In some instances, these exclusive agreements are perpetual. The FCC, in its January 29, 2003 order, declined to ban such exclusive and perpetual contracts for the provision of video service in MDUs.

            Other bills and administrative proposals pertaining to cable television have previously been introduced in Congress or considered by other governmental bodies over the past several years. There will likely be legislative proposals in the future by Congress and other governmental bodies relating to the regulation of communications services.

            Cable television systems are subject to federal compulsory copyright licensing covering the retransmission of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their basic revenues to a federal copyright royalty pool, cable operators can obtain blanket licenses to retransmit the copyrighted material on broadcast signals. Numerous jurisdictions have imposed or attempted to impose so-called "open access" requirements in connection with the grant or transfer of a cable franchise and many more are considering doing so. As used in this context, "open access" refers to the requirement that a broadband operator permit unaffiliated entities to provide Internet services over the cable television operator's broadband facilities. We believe our business interests may be served by such open access but we are opposed to further regulations or government intervention in regard to such matters.

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

Employees

            As of December 31, 2002, we had approximately 3,623 employees including 95 in our discontinued operations. This includes approximately 114 part-time employees, of which none were in the discontinued operation. In addition, our joint venture, Starpower, had full time employees of approximately 231 and 2 part time employees as of December 31, 2002.

            During 2002, the company was the subject of two union campaigns involving warehouse and technician employees in our Manhattan and Boston markets. In Manhattan, the union withdrew its representation petition involving the representation of 170 employees prior to a vote. The 185 employees in the Boston campaign voted not to affiliate with the bargaining representative.

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

- During Our Limited Operating History, We Have Incurred Negative Cash Flow And Operating Losses.

                        In connection with the operation of our business,
            including the build-out of our network, we have incurred significant operating and net losses and negative cash flows and we expect to continue to experience losses for the foreseeable future. We may not be able to achieve or sustain operating profitability in the future. Whether we continue to have negative cash flow in the future will be affected by a variety of factors including:

                  -     The rate at which we add new customers;

                  - the time and expense required to acquire new customers and for constructing our broadband network as we planned;

                  - our ability and the expense to lower the cost to serve our customers;

                  -     our success in marketing services;

                  -     the intensity of competition; and

                  - the availability of additional capital to pursue our business plans.

                        We had operating losses from continuing operations after
            depreciation and amortization and nonrecurring charges of $1,432,009, $1,175,380, and $891,466 for the years ended December
            31, 2002, 2001, and 2000, respectively. We cannot assure you that we will achieve or sustain profitability or positive cash flows from operating activities in the future. Continued operating losses could limit our ability to obtain the cash needed to execute our business plan, make interest and principal payments on our debt, comply with financial covenants under our credit agreement or fund other business needs.

-     Our Substantial Indebtedness Limits Our Business Flexibility.

                        We have indebtedness that is substantial in relation to
            our stockholders' equity and cash flow. Part of this indebtedness arises from the $750,000 senior secured Credit Facility, as amended on March 7, 2003, that we have with JPMorgan Chase Bank and other lenders. The Credit Facility is comprised of a $15,000 seven-year revolving Credit Facility, a $187,500 seven-year multi-draw term loan facility and a $375,000 eight-year term loan facility. All three facilities are governed by a single credit agreement dated as of June 3, 1999, and as amended.

                        As of December 31, 2002, we had an aggregate of
            approximately $1,744,414 of indebtedness outstanding, including indebtedness arising under the JPMorgan Chase Bank Credit Facility.

                        As a result of our substantial indebtedness, fixed
            charges are expected to exceed earnings for the foreseeable future, and our operating cash flow may not be sufficient to pay principal and interest on our various debt securities. To the extent we are able to reduce our outstanding indebtedness, our leverage may also have the following consequences:

                  - limit our ability to obtain necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes;

                  - require that a substantial portion of our cash flows from operations be dedicated to paying principal and interest on our indebtedness and therefore not be available for other purposes;

                  - limit our flexibility in planning for, or reacting to, changes in our business;

                  -     limit our ability to pay dividends;

                  - place us at a competitive disadvantage as compared with our competitors who do not have as much debt; and

                  - render us more vulnerable in the event of a downturn in our business or industry or the economy generally.

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

- We Are Limited In Our Ability To Borrow Under Our Existing Credit Facility And May Have Limited Access To Other Sources Of Capital.

                        On March 7, 2003, we entered into an Amendment to our
            Credit Agreement governing our Credit Facility with JPMorgan Chase Bank and other lenders ("the Fifth Amendment"). The Fifth Amendment enables us to incur up to $500,000 of additional senior secured debt, adjusts the operating and financial covenants to reflect the Company's business plan and modifies other restrictions that existed under the previous agreement. The Fifth Amendment also reduces the amount available under the revolving loan facility, under which there are currently has no borrowings outstanding, to $15,000, and requires us to maintain additional cash collateral of at least $100,000 for the benefit of the lenders under its credit facility which will be recorded as restricted cash on our balance sheet. The Fifth Amendment also calls for half of the first $100,000 in proceeds from future asset sales, and 80% of proceeds from assets sales in excess of $100,000, to be used to pay down our senior secured term loans. Additionally, we will increase amortization payments under its term loans by an amount equal to 50% of interest savings from new repurchases of senior notes, not to exceed $25,000. The Fifth Amendment enables us to incur up to $500,000 of new senior indebtedness that may be secured by a second subordinated lien on RCN's assets and we may use up to $125,000 of existing cash, and the proceeds of new indebtedness, to repurchase outstanding senior notes. Additionally, covenants are revised to reflect RCN's current long-term business plan. However, the Company may be unable to secure lenders for the $500,000 additional senior secured debt or secure such debt with terms and conditions which are acceptable to the Company.

                  The Company may experience difficulty raising capital from other sources in the future, as both the equity and debt capital markets continue to experience periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. Our public equity and debt securities are trading at or near all time lows, which together with our substantial leverage, means we may have limited access to certain of our historic sources of capital.

                  In order to meet its long-term liquidity needs, the Company anticipates it will have to do one or a combination of the following: (i) outperform its business plan, (ii) improve operational efficiencies,(iii) raise additional capital through issuance of equity or debt securities, (iv) further amend its Credit Facility, (v) restructure its balance sheet, and (vi) consummate additional asset sales. The Company cannot assure you that it will be able to implement any of the foregoing on acceptable terms.

- We may in the future seek to raise funds through equity offerings, which would have dilutive effect on our common stock.

                        In the future we may determine to raise capital through
            offerings of additional equity securities, which could have a dilutive effect on the percentage ownership of our shareholders. In addition, such equity securities may have rights, preferences and privileges senior to those of our current shareholders.

- As A Result Of Limitations On Our Ability To Raise Capital, We Will Likely Decrease The Amount We Are Spending On Capital Expenditures, Which Could Result In Our Failure To Meet Build-out And Construction Obligations Under Some Of Our Franchise Agreements And Limit Our Ability To Increase Our Subscriber Numbers In The Short Term And Adversely Affect Our Revenues.

                        In light of current economic conditions in the
            communications industry and limitations on our ability to access new sources of capital, it is likely that we will decrease the amount we are spending on capital expenditures. We decreased capital expenditures from continuing operations from $1,242,865 in 2000 to $493,215 in 2001 and $141,758 in 2002. As a result, it is probable that we will not be able to meet all of the construction and system build-out requirements contained in some of the cable franchises arrangements it has entered into with certain local governments. In such cases, the Company is attempting to negotiate with franchising authorities to extend or modify the terms of the applicable franchise to avoid any breaches and related penalties, terminate the applicable franchise without penalty or prejudice to entering a new franchise in the future or to postpone indefinitely any build-out obligations under the franchise. We can make no assurances that we will be able to reach a satisfactory resolution of these issues, or that the municipalities involved will not seek to invoke the liquidated damages and other penalties to which they may claim to be entitled pursuant to the franchise agreements. Several jurisdictions have threatened to seek damages or other remedies for our current or expected future non-compliance with construction and system build-out requirements. The Town of Northbrook, Illinois, has brought legal action against us for breach of our franchise agreement commitments, and the Town of Newtown Township, Pennsylvania has also threatened to assess penalties against us. We can make no assurances that we will be successful in defending such actions. If we do not prevail in our defense of these actions, we could be subject to significant damages. If all of the franchising authorities with which we have franchise arrangements were to make similar challenges and prevail in such efforts, we could be subject to aggregate penalties, which could have a material adverse effect on our operations. In addition, our failure to build out under our franchises will severely limit the number of new marketable homes passed by our network and, accordingly, limit the growth in potential subscribers. As a result, we will have to focus on marketing, or often re-marketing, to prospective customers in our network footprint. We expect this could limit our ability to increase our subscriber numbers in the short-term at historical rates, and lead to a decrease in the rate of our revenue growth in the future.

- If We Are Unable To Comply With The Restrictions And Covenants In Our Amended Credit Agreement, There Would Be A Default Under The Terms Of The Credit Agreement, Which Could Result In An Acceleration Of Payment Of Funds That We Have Borrowed.

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

- If We Fail To Maintain Our Listing On The Nasdaq Market, We Could Be Delisted And There May Not Be A Liquid Market For Our Common Stock.

                        On September 25, 2002, the Nasdaq Market notified us,
            among other things, that our average closing price over the previous 30 trading days was than less than $1. Under the Nasdaq Small Cap Market's rules, the Nasdaq had granted us through March 24, 2003 to bring the bid price for our shares to $1 or more for a consecutive 10-day trading period and otherwise comply with the Nasdaq Small Cap Market's rules. The Company did not meet the $1 closing bid price for 10 consecutive days, however, the Company was notified on March 25, 2003 that it qualified for an additional 180 day listing extension because the Company maintained a common stock market capitalization of at least $50 million dollars. The market cap was approximately $89 million on March 24, 2003. The Company has 180 days meet the listing criteria referenced above.

- We May Encounter Difficulties In Competing In The Highly Competitive Telecommunications Industry.

                        In each of the markets where we offer our services, we
            face significant competition from larger, better-financed telephone carriers, cable companies and Internet service providers. Virtually all markets for voice, video and data services are extremely competitive, and we expect that competition will intensify in the future. Our principal competitors include:

                  - traditional telephone companies, including Verizon, AT&T, Sprint, and WorldCom, some of which are constructing extensive broadband networks and expanding into data services. For example, during 2002 both Verizon and SBC began offering long distance and launched bundled products including wireless, local and long distance services at substantial discounts;

                  - cable television service operators such as AOL Time Warner, some of which offer telephone and data services through cable networks using fiber-optic networks and high-speed modems;

                  - established online services, such as AOL Time Warner's America Online and Internet services of other telecommunications companies; ILEC's, for the provision of local telephone services, such as Verizon and SBC;

                  - during 2002, AT&T Broadband and Comcast effectively completed a merger positioning them as the largest national incumbent cable TV provider. The impact of the their increased economic base, subscriber scale, buying power and influence on market pricing and content has yet to be determined in the five markets in which RCN competes;

                  - commercial mobile radio service providers, including cellular carriers, personal communications services carriers and enhanced specialized mobile radio services providers;

                  - alliances and combinations of telephone companies, cable service providers and Internet companies; and

                  - developing technologies such as Internet-based telephony and satellite communications services.

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

                        Increased competition could lead to price reductions,
            fewer large-volume sales, under-utilization of resources, reduced operating margins and loss of market share. Many of our competitors have, and some potential competitors are likely to enjoy, substantial competitive advantages, including the following:

                  -     greater name recognition;

                  - greater financial, technical, marketing and other resources;

                  -     a larger installed base of customers;

                  - well-established relationships with current and potential customers;

                  -     a greater international presence; and

                  -     a greater local presence.

                        In addition, a continuing trend toward business
            combinations and alliances in the telecommunications industry may also create significant new competitors. We cannot predict the extent to which competition from such developing and future technologies or from such future competitors will impact our operations.

- Our Business Is Subject To Extensive Regulation And Our Business Plan Depends Upon Continued Application Of Regulations That Have Been Challenged In The Past.

                        The telecommunications industry is subject to extensive
            regulation. Cable television providers must typically receive authority from local governmental jurisdictions to operate their networks within the jurisdictions rights-of-way. These authorizations typically in the form of a franchise, impose certain restrictions on the operators' ability to, among other things, raise rates. Also, franchises generally expire and are subject to periodic renewals. We cannot predict whether any of the franchises under which we operate will be renewed upon their expiration, or will be renewed with other restrictions on our ability to operate our business. Local telephone providers must typically receive authority from state public utility commissions to operate within the states. These authorizations, generally in the form of a certificate of public convenience and necessity, contain certain prohibitions and restrictions on our ability to operate our business. We cannot predict whether there may be a change in the regulatory schemes under which we operate, or whether such change could negatively impact our business or its operations.

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

                        Regulations promulgated by the FCC under the 1996 Act
            require LECs to provide interconnection, access to unbundled network elements ("UNE") and retail services at wholesale rates to competitors. The FCC began to re-examine its rules regarding access to UNE in late 2001. On December 23, 2002, SBC filed the request with the FCC to increase UNE rates more than 230%. While we cannot predict the outcome of the FCC examination, a significant increase in the wholesale rates we pay for UNE could negatively impact our ability to provide competitively-priced retail services in the markets in which we use UNE, Chicago and portions of Lehigh Valley, and any other markets in which we may in the future use such services.


- Our Business Is Dependent Upon Acceptance Of Fiber Optic Technology As The Platform Of Choice.

                        The telecommunications industry has been and will
            continue to be subject to rapid and significant changes in technology. The effect of technological changes on our business cannot be predicted, and we cannot assure you that the fiber optic technology that we use will not be supplanted by new or different technologies.

-     We Are Dependent On Our Strategic Relationships And Joint Ventures.

                        We have entered into certain strategic alliances and
            relationships, which allowed us to enter into the market for telecommunications services earlier than if we had made the attempt independently. As our network is further developed, we will be dependent on some of these arrangements to provide a full range of telecommunications service offerings. Our key strategic relationships include:

                  - our joint venture with NSTAR Communications under which we have access to its extensive fiber optic network in the greater Boston area;

                  - our joint venture with Pepco Communications to develop and operate an advanced fiber optic network in the Washington, D.C. market;

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

- We May Not Be Able To Procure Programming Services From The Third Parties We Depend On.

                        Our cable television service is dependent upon our
            management's ability to procure programming that is attractive to our customers at reasonable commercial rates. We are dependent upon third parties for the development and delivery of programming services. These programming suppliers include cable MSO's, broadcast network cross-owned cable networks, and independent companies. They charge us for the right to distribute the channels to our customers. The costs to us for programming services are determined through negotiations with these programming suppliers and are primarily based on size. Cable operators with the largest subscriber bases receive the lowest license fees. With the goal of achieving scale, RCN is a member of the National Cable Television Cooperative. The combined size of the group of small operators is used to manage programming to the lowest level. Even with the advantage of scale, programming license fees are escalating at an average rate of 8% annually. These increases are passed on to the customer base through annual rate increases.

                        There are several other factors that hamper our ability
            to control programming costs: Retransmission Consent, cross-ownership of cable and broadcast networks, and MSO ownership of cable networks. The Cable Act of 1992 gave broadcasters the right to grant permission to cable operators for carriage of their local broadcast stations in exchange for value. This has translated into broadcast cross-owned cable networks demanding cash for carriage or the launch of new program networks inhibiting our ability to choose what networks to launch based on their appeal to our customer base. Additionally, many networks are owned by competing cable MSO's, like AOL Time Warner and Comcast. Although program access rules require these content owners to offer satellite delivered networks to multi-channel video providers, RCN is not able, in some cases, to provide its customers with added value services like the network's programming in high definition or on demand replays. Management believes that the availability of sufficient programming and added value features delivered on a timely basis will be important to our future success. We cannot assure you that we will have access to programming services or that management can secure rights to such programming on commercially acceptable terms.

-     Our Management May Have Conflicts Of Interest With Other Companies.

                        Based upon a review of documents filed with the SEC, we
            believe that Level 3 beneficially owned approximately 24.29% of our common stock and Vulcan Ventures Incorporated beneficially owned, on an as converted basis, approximately 24.00% of our common stock, in each case as of December 31, 2002. This may tend to deter non-negotiated tender offers or other efforts to obtain control of our company and thereby deprive stockholders of opportunities to sell shares at prices higher than the prevailing market price. Moreover, a disposition by either Level 3 or Vulcan Ventures of a significant portion of our common stock, or the perception that such a disposition may occur, could affect the trading price of our common stock and the control of our company. Level 3 beneficially owns our common stock by virtue of its indirect ownership of 100% of the capital stock of Level 3 Telecom Holdings, Inc. ("LTH"). As of February 28, 2003, Level 3 Delaware Holdings, Inc. ("LDH") owned 26,640,970 shares of RCN common stock. LDH is a wholly-owned subsidiary of LTH. Walter Scott, Jr., Richard R. Jaros, David C. McCourt, James Q. Crowe and Michael B. Yanney are executive officers or directors of RCN and Level 3. Messrs. McCourt, Scott and Crowe also serve on our board's executive committee, and Mr. Yanney serves on our compensation committee.

                        As a result of the September 30, 1997 spin-off of our
            shares to holders of common equity of Commonwealth Telephone Enterprises, Inc. ("CTE"), relationships exist that may lead to conflicts of interest. In addition, a number of our named executive officers are also directors and/or executive officers of CTE. Our success may be affected by the degree to which our officers and directors are involved in our business and the abilities of officers, directors and employees to manage both our Company and CTE. We will deal with potential conflicts of interest on a case-by-case basis taking into consideration relevant factors including the requirements of the United States Securities and Exchange Commission, The Nasdaq Market and prevailing corporate practices.

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

                        As of December 31, 2002, Vulcan Ventures owns of record
            3,470,100 shares of our common stock and is deemed beneficially to own 35,952,382 shares of our common stock by virtue of its ownership of record of 1,974,795 shares of our preferred stock which is convertible into an aggregate of 32,482,282 shares of our common stock. Paul G. Allen is the sole stockholder of the common stock of Vulcan Ventures and may be deemed to be the beneficial owner of our shares of common stock that are beneficially owned by Vulcan Ventures. Vulcan Ventures has designated William D. Savoy to serve as directors on our board of directors, and Mr. Savoy has been appointed to serve on our executive committee.

      -     We rely on our senior management and highly skilled employees.

                        Our business depends on the efforts, abilities and
            expertise of our executive officers, other senior management and technically skilled employees. We cannot assure you that we will be able to retain the services of any of the key executives. In addition, our future operating results will substantially depend upon our ability to attract and retain highly qualified management, financial, technical and administrative personnel. Competition for services of these types of employees is vigorous. We cannot assure you that we will be able to attract and retain these types of employees. If we are unable to continue to attract and retain members of our senior management team as well as additional skilled employees, our competitive position could be materially adversely affected.

- Some Provisions Of The Agreements Governing Our Indebtedness And Certain Provisions Of Our Certificate Of Incorporation And Some Provisions Of Our Preferred Stock Could Delay Or Prevent Transactions Involving A Change Of Control.

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

                        Our certificate of incorporation contains provisions
            which may have the effect, alone or in combination with each other or with the existence of authorized but unissued common stock and preferred stock, of preventing or making more difficult a hostile takeover and making it more difficult to remove our incumbent board of directors and our officers, including:

                  - provisions eliminating the ability of stockholders to take action by written consent;

                  - provisions limiting the ability of stockholders to call special meetings; and

                  - provisions creating a classified board and prohibiting cumulative voting.

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

                        Additionally, certain provisions in our Preferred Stock
            provide that we must make certain payments, or offer to make certain payments, upon a change of control (see Agreements with Significant Shareholders).

-     There Are Limitations On Our Ability To Utilize Tax Loss Carryforwards.

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

- The outbreak and escalation of hostilities in the Middle East or elsewhere and terrorist attacks in the United States may have a material adverse effect on our business, results of operations and financial condition.

                        The United States military action in Iraq and the advent
            of hostilities between the United States and any foreign power or territory, including, without limitation, an armed conflict with North Korea, and any terrorist attacks in the United States may have a material adverse effect on our business, results of operations or financial condition.

-     There are risks of network failure and disruption.

                        Network disruptions could adversely affect our operating
            results. For example, many of our agreements with commercial customers, many of our franchises to provide cable television services, and many of our certificates to provide local telephone service contain provisions requiring us to rebate or credit customers for service interruptions. Further, we would expect repeated service interruptions to result in customers disconnecting from our service.

-     There are risks in regards to our current vendor platform.

                        The Company is concerned that as technology to deliver
            voice over Internet Protocol ("IP") develops and products are deployed in commercial launches, the market for switched voice solutions that the Company currently deploys will diminish. The Company believes that this could result in a decline in residential subscriber unit ("RSU") technology product improvements, upward price pressure due to limited production or even a stop in production altogether. While the Company believes that the new voice over IP technology has the potential to replace the current RSU technology and to potentially reduce the cost per incremental line without abandoning the current switching infrastructure, we can provide no assurances that these IP solutions will be as effective as expected.

WHERE YOU CAN FIND MORE INFORMATION

      We, as a reporting company, are subject to the informational requirements of the Exchange Act and accordingly file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. You may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room. As an electronic filer, our public filings are maintained on the SEC's Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov. In addition, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may be accessed free of charge through our website as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. The address of that website is http://www.rcn.com/investor/secfilings.php. Since November 15, 2002, all reports pursuant to the Exchange Act that we have filed with, or furnished to, the SEC have been timely posted on our website.

ITEM 2. PROPERTIES

Overview of Our Network

            Our broadband network is generally designed to support Phone, cable television and Internet services via a fiber-rich network architecture. Our multi-service network is presently operating in Boston, New York City, Lehigh Valley, PA, Washington, D.C., San Francisco, Queens, Chicago, Los Angeles and Philadelphia. The broadband network typically consists of fiber-optic transport facilities; local and long distance telephone capability; video head-ends; voice, video and data transmission and distribution equipment; Internet routing and WAN equipment and the associated network wiring and network termination equipment. The Company's telephone switching network typically utilizes either the Lucent 5ESS-2000 or the Nortel DMS-100 switching platforms as the local switching element, and the network is generally designed to provide local telephony service.

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

            Presently, we own and operate nine local telephony switches, one long distance switch, and eleven video head-ends within the existing operational markets. As of December 31, 2002, including our Starpower joint venture, RCN has passed 1,610,578 homes with its broadband network. As of December 31, 2002, approximately 30% of our homes passed were comprised of multiple dwellings with 12 or more units.

            The majority of our network is built using fiber-optic cable as the predominant transport medium. Broadband systems are suitable for transmission of phone, cable television and Internet information, or a combination of these types of signals. The main benefits resulting from the deployment of fiber-optic cable in the network, in place of traditional coaxial cable or copper wire, are greater network capacity, increased functionality, smaller size service areas and decreased requirements for periodic amplification of the signal. These factors contribute to lower maintenance costs, and increase the variety and quality of the service offerings. Newly constructed fiber-based networks provide a superior platform for delivering phone, cable television and high-speed, high-capacity Internet services, when compared to traditional legacy systems relying more heavily on copper wire or coaxial cable.

            Our network is inherently designed and built to provide the increased capacity necessary for the transport and delivery of today's high bandwidth data and video transmission requirements. The fiber optic cable used typically contains up to 864 individual strands of optical fiber. Each strand of fiber is capable of providing a large number of high-bandwidth telecommunications channels that can each be used to reliably transport a high volume of voice, video and data signals. Although the LECs commonly use copper wire in their networks, they are currently deploying fiber cable to upgrade portions of their copper based network, particularly in areas we serve. We expect that continued developments and enhancements in communications equipment will increase the capacity of each optical fiber, thereby providing even more capacity at relatively low incremental cost.

            As the Company's network is further developed, we may rely on certain strategic alliances and other arrangements to provide a full range of telecommunication service offerings. These relationships include our joint venture with NSTAR Communications, Inc. in Boston, and the Starpower joint venture in Washington, D.C. A portion of our business relies on these arrangements to interconnect our network with the serving LECs and other carriers. Any disruption of these arrangements and relationships could have a material adverse effect on the Company.

Phone Plant & Equipment

            Voice Networks: Our voice network is capable of supporting both switched and non-switched (private line) services. In metropolitan areas, individual buildings are connected to the network backbone via fiber extensions that are generally terminated on high-speed transport equipment, which provides redundant and fail-safe interconnection between the building and the RCN central switch location. In limited situations where fiber extensions are not yet available, interim facility connections can be provided by leasing special access facilities through an arrangement, primarily with MCI WorldCom, the ILEC or other service providers. As our network expands to reach more areas within a target market, subscribers served by these temporary connections are migrated to our broadband network. Within large MDU buildings in metropolitan areas, generally a voice service hub is established by installing Integrated Digital Loop Carrier ("IDLC") equipment, which acts as the point of interface between the backbone facility and the intra-building wiring. Each IDLC is installed with a standby power system and is capable of serving up to 2,048 lines. Our voice offerings include a full suite of features and services including custom calling and custom local access signaling services ("CLASS") features. The network is built with excess capability to meet the anticipated requirements of future subscriber demand.

            Generally, in new and rebuilt residential situations, we provide a fiber-rich architecture capable of delivering voice services to the residential or commercial subscriber. Fiber optic backbone facilities using SONET transport electronics typically provide interconnection from the RCN local telephony switch to the telephony distribution electronics. The telephony distribution electronics support up to 2,048 lines and serve as the interconnection point between the telephone switch and the local distribution fiber. Broadband facilities are utilized to transport the telephony signals to a residential service area node, a point typically within 900 feet from the furthest subscriber. The residential service node encompasses on average approximately 150 homes. The distribution facilities between the node and the subscriber are typically coaxial cable. Our voice network provides primary line service with full interconnection to the local emergency 911 centers. Our voice service is fully networked powered with reserve batteries to provide backup power in the event of a commercial power failure.

Cable television Plant & Equipment

            Broadband Video Networks: There are presently eleven video head-end locations within our broadband networks (i.e., Manhattan, Boston, Lehigh Valley, Carmel, N.Y., Washington, D.C., Philadelphia, Queens, Chicago, Los Angeles and San Francisco). The video head-ends typically consist of optical transmitters, optical receivers, satellite receivers, signal processors, modulators, encoding equipment, digital video transport equipment, network status monitoring and other ancillary equipment. From the head-end, the video signals are transported to secondary hub sites in either digital or analog signal format. Once the signal is received at the secondary hub site, the signal is conditioned, processed and interconnected to the local broadband transport facilities for distribution to the video subscribers. Typically, the video signals are distributed to individual fiber nodes or receivers via the broadband cable used to deliver the voice and data service. The local distribution fiber cable terminates in a broadband receiver within an individual building or video service area. From the fiber node, coaxial cable and related distribution equipment is used to distribute the video signals to the customer premises. The bandwidth of the video distribution is generally 750-860 MHz, which is capable of supporting between 90 and 110 analog video channels and a substantial number of digital video channels. The new distribution plant is specifically designed to be predominantly fiber-based, which increases the capacity, reliability and the quality of the services delivered as compared to traditional cable television distribution architectures. We have deployed VOD in our Philadelphia market and expect to deploy VOD in other markets in 2003.

Wireless Video

            We also own and operate a "wireless video" television system (which was formerly operated as Liberty Cable Television of New York and acquired by RCN in 1996) using point-to-point 18 GHz microwave technology. We are utilizing this system in New York City as an alternate platform for delivering television programming to buildings that are not yet connected to the broadband network. We expect that the majority of the buildings currently served by the wireless service will ultimately be connected to the network to the extent that connection is economically feasible.

Internet Plant & Equipment

            Our primary Internet product is a high-speed cable modem connection over our broadband network. The RCN cable modem product offers speeds up to 3.2 megabits per second to the individual cable modem user. Future developments will further increase the speed of the cable modem service. RCN also provides Internet access via dial-up modems. This product is available in all of our service areas as well as other locations surrounding our major markets.

            Our Internet network consists of all the networking and computer equipment required to provide full and complete ISP services to our both our cable modem and dialup customers. These Internet services include unlimited access to the World-Wide Web, personal email addresses, access to USEnet News services, personal web pages and file transfer capability. Additionally, RCN Internet users are able to access other popular Internet-based services such as Instant Messaging, on-line electronic gaming and Chat facilities. The underlying RCN network is comprised of a state-of-the-art TCP/IP network including core, border and edge routers, servers, switches, and the necessary high-speed transport and interconnection network. We have also designed and deployed a long haul, high-bandwidth broadband transport facility that interconnects Boston, New York,

Philadelphia and Washington, D.C. This facility is used to provide high-speed connectivity between each of our points of presence along the Northeast Corridor. It is through this network, plus additional high-speed connections to peering partners, that we can offer RCN customers uncompromising access to the Internet.

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

Real Estate

            As of December 31, 2002, we leased approximately 146 facilities including 108 technical and 38 non-technical facilities, which encompass 1,036,506 and 1,520,261 square feet, respectively, to support our operations under various non-cancelable leases with terms ranging from 1 to 19 years. Of the 146 facilities that we lease, we are actively seeking to sublease or buyout the leases of 32 facilities including 15 technical and 17 non-technical facilities, which contain 242,058 and 461,228 square feet, respectively. We also currently own 8 technical facilities, which encompass 150,286 square feet. Of the 8 facilities that we own, we are looking to sell 3 facilities, which contain 81,420 square feet.

            During 2002, due to reduced growth plans, we have terminated and subleased 45 facilities, including 28 technical and 17 non-technical, which encompass 175,603 and 663,347 square feet, respectively. In addition, we also sold 5 facilities, including 2 technical and 3 non-technical facilities consisting of 80,000 and 97,938 square feet, respectively. We believe our leased and owned facilities are in good condition.

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

            A suit has been commenced against RCN Corporation in the Delaware Court of Chancery by Edward T. Joyce, as representative of the former stockholders and warrant holders of 21st Century Telecom Group, Inc. ("21st Century"). Mr. Joyce is a former member of the Board of Directors of 21st Century. RCN acquired the stock of 21st Century pursuant to an Agreement and Plan of Merger that closed in April, 2000 (the "Merger Agreement"). Pursuant to the Merger Agreement, RCN held back 10% of its common stock consideration (the "10% Holdback") for a period of one year to allow for any indemnity claims. The Merger Agreement stated that the 10% Holdback would be based upon RCN's stock price at the time the Merger Agreement was executed. The suit seeks reformation of the Merger Agreement to reflect what Plaintiffs allege was actually negotiated and agreed to -- that the 10% Holdback would be based upon RCN's stock price as of the end of the one year holdback period. Because RCN's stock had fallen in value during this period, if Plaintiffs prevail RCN would have to distribute approximately 5 million additional shares in consideration of the Merger Agreement. RCN has filed a Motion to Dismiss this matter.

            In the normal course of business, there are various legal proceedings outstanding. In the opinion of management, these proceedings will not have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of the Registrant's 2002 fiscal year.

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

Executive and Accounting Officers of the Registrant

            David C. McCourt, 46 has been Chairman and Chief Executive Officer of the Company as well as a Director since September 1997. In addition, he is a Director and Chairman of Commonwealth Telephone Enterprises, Inc. ("CTE"), positions he has held since October 1993. Mr. McCourt served as a Director and Chairman and Chief Executive Officer of Cable Michigan from September 1997 to November 1998. Mr. McCourt was Chief Executive Officer of CTE from October 1993 to November 1998. Mr. McCourt is also a Director of Level 3 Communications, Inc., formerly known as Peter Kiewit Sons', Inc. and Cable Satellite Public Affairs Network ("C-SPAN"). Mr. McCourt has also been President and Chief Executive Officer, and remains a Director of Level 3 Telecom Holdings, Inc. formerly Kiewit Telecom Holdings, Inc. He was also Chairman and Chief Executive Officer as well as a Director of Mercom, S.A. de C.V. from October 1993 to November 1998. He was a Director of MFS Communications Company, Inc. ("MFS/Worldcom") from July 1990 to December 1996. Mr. McCourt was a Director of WorldCom from December 1996 to March 1998.

            Michael A. Adams, 45 was named Chief Strategy Officer in September 2002. He has served as Chief Network Officer from June 2002 to September 2002. Mr. Adams has also served as President, Wholesale and New Product Development Group from January 2001 to June 2002. Prior to that he served as President and Chief Operating Officer of the Company, from October 1999 to January 2001. Previously, he was President of the Technology and Network Development Group from September 1997 to October 1999. Prior to that he served as Vice President of Technology with C-TEC Corporation from November 1993 to September 1997. Mr. Adams is also a Director of the Company and CTE.

            Jeffrey M. White, 46 was appointed the Company's Vice Chairman and Chief Financial Officer in June 2002. He was named President, Customer & Field Operations of the Company in January 2001. Prior to joining the Company, Mr. White served as Chief Financial Officer of Telecom New Zealand, from 1993 to 1999. He held several management and executive officer positions in Finance, Corporate Strategy and Investments and Acquisitions with Ameritech from 1983 to 1993. Mr. White announced his resignation from the Company effective in the quarter ending June 30, 2003.

            Timothy J. Stoklosa, 42 has been Executive Vice President of the Company since May 2002. Mr. Stoklosa also served as Chief Financial Officer of the Company from January 2000 to May 2002. Previously, he was Senior Vice President and Treasurer of the Company, September 1997 from September 1997 to January 2000. Prior to that he served as Executive Vice President and Chief Financial Officer and was a Director of Mercom, Inc. from 1997 to 1998. Prior to that, Mr. Stoklosa was Treasurer of CTE from 1994 to 1997. Mr. Stoklosa is also a Director of CTE.

            Terry Wingfield, 50, has been General Counsel and Secretary of RCN Corporation since November 2002. He was Senior Vice President and General Counsel of Velocita Corp. from October 2000 until November 2002. On May 30, 2002, Velocita Corp. filed for voluntary bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. He was Executive Vice President for Sales and Marketing for ICG Communications, Inc. from August 2000 to October 2000 and Executive Vice President for Corporate Development for ICG Communications, Inc. from March 2000 to August 2000. On November 14, 2000, ICG Communications, Inc. filed for voluntary bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Prior to that he was Senior Vice President of Telephony Ventures for AT&T Broadband and Internet Services from June 1999 to March 2000. From August 1998 to March 2000, he was the Legal and Government Affairs Vice President for AT&T's Local Services Division. Prior thereto, Mr. Wingfield was Vice President and General Counsel of the Teleport Communications Group from March 1996 until it was merged into AT&T in August 1999.

            Mary West Young, 47 was named Senior Vice President-Finance and Controller of the Company in June 2001. Prior to joining the Company, Ms. Young served as Vice President-Finance for De Lage Landen Financial Services, Inc., formerly Tokai Financial Services, Inc. since 1999, and as Vice President and Corporate Controller from 1998 to 1999. Ms. Young was Director-International Finance and Controller of Verizon Communications International, Inc., formerly Bell Atlantic International, Inc. from 1995 until 1998. She also held several management positions in Treasury and Accounting with Verizon from 1984 to 1992.

            P.K. Ramani, 46, was named Senior Vice President - Operations Support of the company in June 2002. Mr. Ramani also served as the Senior Vice President of Customer Care from June 1999 to May 2002. Prior to joining RCN, Mr. Ramani served as Group Vice President of Customer Operations at Primestar, Inc. from 1998 to 1999 and also served as Vice President of Business Integration from 1997 to 1998.

                                    PART II

Item 5.     Market for the Registrant's Common Stock and Related Shareholder
            Matters

            The Company's Common Stock is traded on the NASDAQ stock exchange. There were approximately 3,425 holders of Registrant's Common Stock on February 28, 2003. The Company maintains a no cash dividend policy. The Company does not intend to alter this policy in the foreseeable future. Other information required under Item 5 of Part II is set forth in Note 18 to the consolidated financial statements included in Part IV Item 15(a)(1) of this Form 10-K.

Item 6.     Selected Financial Data

            Information required under Item 6 of Part II is set forth in Part IV
            Item 15(a)(1) of this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Information required under Item 7 of Part II is set forth in Part IV
            Item 15(a)(1) of this Form 10-K.

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk.

            Information required under Item 7 of Part II is set forth in Part IV
            Item 15(a)(1) of this Form 10-K.

Item 8.     Financial Statements and Supplementary Data.

            The consolidated financial statements and supplementary data required under Item 8 of Part II are set forth in Part IV Item 15(a)(1) of this Form 10-K.

Item 9.     Disagreements on Accounting and Financial Disclosure.

            During the two years preceding December 31, 2002, there has been neither a change of accountants of the Registrant nor any disagreement on any matter of accounting principles, practices or financial statement disclosure.

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

Item 14.    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

      Within the 90 day period prior to the filing of this Annual Report on Form 10-K, the Company, under the supervision, and with the participation of its management, including its principal executive officer and principal financial officer, performed an evaluation of the Company's disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them, particularly during the period for which the periodic reports are being prepared.

(b)   Changes in Internal Controls

      No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant to Securities Exchange Act Rule 13a-15 referred above.

                                     PART IV

Item 15.    Exhibits, Financial Statement Schedules and Report on Form 8-K.

            On October 18, 2002 RCN filed a Current Report on Form 8-K making available various slides in connection with the Company's presentation at the Undiscovered Stocks Conference on October 17, 2002.

            On November 5, 2002 RCN filed a Current Report on Form 8-K making available various slides in connection with RCN's presentation at its 3rd Quarter Results Conference Call. The report also included the RCN 3rd Quarter Earnings Release.

Item 15 (a)(1) Financial Statements:

            Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000.

            Consolidated Balance Sheets - December 31, 2002 and 2001.

            Consolidated Statements of Cash Flows for Years Ended December 31, 2002, 2001 and 2000.

            Consolidated Statements of Changes in Common Shareholders' Equity/(Deficit) for Years Ended December 31, 2002, 2001 and 2000.

            Notes to Consolidated Financial Statements

            Report of Independent Accountants

Item 15 (a)(2) Financial Statement Schedules:

            Description

            Condensed Financial Information of Registrant for the Year Ended December 31, 2002. (Schedule I)

            Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2002, 2001 and 2000 (Schedule II)

            All other financial statement schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or are not applicable or required.

Item 15 (a)(3) Exhibits:

            Exhibits marked with an asterisk are filed herewith and are listed in the index to exhibits of this Form 10-K. The remainder of the exhibits have been filed with the Commission and are incorporated herein by reference.

(2)   Plan of acquisition, reorganization, arrangement and Report on Form 8-K

      2.1 Form of Distribution Agreement among C-TEC Corporation, Cable Michigan, Inc. and the Registrant incorporated by reference to
            Exhibit 2.1 to the Company's Amendment No. 2 to Form 10/A filed September 5, 1997. (Commission File No. 0-22825.)

      2.2 Asset Purchase Agreement among RCN Telecom Services, Inc., RCN and Patriot Media & Communications CNJ, LLC (incorporated by reference to Exhibit 10.1 to RCN's current report on Form 8-K (filed on August 29, 2002) (Commission File No. 0-22825.)

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

      3.4 Certificate of Designations, Preferences and Rights of Series A 7% Senior Convertible Preferred Stock dated April 7, 1999 (incorporated herein by reference to Exhibit 3.1 to RCN's Registration Statement on Form S-3 (filed February 1, 1999) (Commission File No. 333-71525) ("1999 Form S-3")

      3.5 Certificate of Designations, Preferences, and Rights of Series B 7% Senior Convertible Preferred Stock (incorporated by reference to Exhibit A of Exhibit 10.01 to RCN's current report on Form 8-K (filed October 1,1999) (Commission File No. 0-22825.)

      3.6 Form of Amended and Restated Bylaws of the Registrant are incorporated herein by reference to Exhibit 3.2 to the Company's Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

      3.7 Amended and Restated ByLaws of the Registrant, as adopted by RCN's Board of Directors on December 4, 2001 are incorporated herein by reference to Exhibit 3.7 to the Company's annual report on Form 10-K filed March 29, 2002 (Commission File No. 1-16805.)

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

      4.3 Indenture dated June 24, 1998 between RCN, as Issuer, and The JPMorgan Chase Bank, as Trustee, with respect to the 11% Senior Discount Notes due 2008 (incorporated herein by reference to Exhibit 4.8 to RCN's Registration Statement on Form S-1 (filed June 1, 1998) (Commission File No. 333-55673) ("1998 Form S-1")

      4.4 Form of 11% Senior Discount Note due 2008 (included in Exhibit 4.3) (incorporated herein by reference to Exhibit 4.9 to RCN's 1998 Form S-1.) (Commission File No. 333-55673.)

      4.5 Indenture dated as of February 6, 1998 between RCN, as Issuer, and The JPMorgan Chase Bank, as Trustee, with respect to the 9.80% Senior Discount Notes due 2008 (incorporated herein by reference to Exhibit 4.1 to RCN's Registration Statement on Form S-4 (filed March 23, 1998) (Commission File No. 333-48487) ("1998 Form S-4")

      4.6 Form of the 9.80% Senior Discount Notes due 2008, Series B (included in Exhibit 4.5) (incorporated herein by reference to Exhibit 4.2 to RCN's 1998 Form S-4.) (Commission File No. 333-48487.)

      4.7 Indenture dated as of October 17, 1997 between RCN, as Issuer, and The JPMorgan Chase Bank, as Trustee, with respect to the 10% Senior Notes due 2007 (incorporated herein by reference to Exhibit 4.1 to RCN's Registration Statement on Form S-4 (filed November 26, 1997) (Commission File No. 333-41081) ("1997 Form S-4")

      4.8 Form of the 10% Senior Exchange Notes due 2007 (included in Exhibit 4.7) (incorporated herein by reference to Exhibit 4.2 to RCN's 1997 Form S-4.) (Commission File No. 333-41081.)

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

      4.15 Stock Purchase Agreement dated as of October 1, 1999 between Vulcan Ventures Incorporated (incorporated by reference to RCN's Form 8-K dated October 1, 1999, (Commission file No. 0-22825.)

      4.16 Voting Agreement dated as of October 1, 1999 among RCN, Vulcan Ventures Incorporated and Level 3 Telecom Holdings, Inc. (incorporated by reference to RCN's Form 8-K dated October 1, 1999, (Commission File No. 0-22825.)

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

      4.19 Stock Purchase Agreement, dated as of May 28, 2001, between RCN and Red Basin, LLC (incorporated herein by reference to Exhibit 4.01 to RCN's Current Report on Form 8-K dated May 29, 2001) (Commission File No. 0-22825.)

      4.20 Instrument of Resignation, Appointment and Acceptance, dated as of August 9, 2001, among RCN, The JPMorgan Chase Bank, as Resigning Trustee, and HSBC Bank, USA as Successor Trustee with respect to the Indenture dated October 17, 1997 with respect to the 10% Senior Notes due 2007. (Incorporated herein by reference to Exhibit XX to the Company's annual report on Form 10-K filed March 29, 2002) (Commission File No. 1-6805.)

      4.21 Instrument of Resignation, Appointment and Acceptance, dated as of August 9, 2001, among RCN, The JPMorgan Chase Bank, as Resigning Trustee, and HSBC Bank, USA as Successor Trustee with respect to the Indenture dated October 17, 1997 with respect to the 11 1/8% Senior Discount Notes due 2007. (Incorporated herein by reference to Exhibit XX to the Company's annual report on Form 10-K filed March 29, 2002) (Commission File No. 1-6805.)

      4.22 Instrument of Resignation, Appointment and Acceptance, dated as of August 9, 2001, among RCN, The JPMorgan Chase Bank, as Resigning Trustee, and HSBC Bank, USA as Successor Trustee with respect to the Indenture dated February 6, 1998 with respect to the 9.8% Senior Discount Notes due 2008. (Incorporated herein by reference to Exhibit XX to the Company's annual report on Form 10-K filed March 29, 2002) (Commission File No. 1-6805.)

      4.23 Instrument of Resignation, Appointment and Acceptance, dated as of August 9, 2001, among RCN, The JPMorgan Chase Bank, as Resigning Trustee, and HSBC Bank, USA as Successor Trustee with respect to the Indenture dated June 24, 1998 with respect to the 11% Senior Discount Notes due 2008. (Incorporated herein by reference to Exhibit XX to the Company's annual report on Form 10-K filed March 29, 2002) (Commission File No. 1-6805.)

      4.24 Instrument of Resignation, Appointment and Acceptance, dated as of August 9, 2001, among RCN, The JPMorgan Chase Bank, as Resigning Trustee, and HSBC Bank, USA as Successor Trustee with respect to the Indenture dated December 22, 1999 with respect to the 10 1/8% Senior Discount Notes due 2010. (Incorporated herein by reference to Exhibit XX to the Company's annual report on Form 10-K filed March 29, 2002) (Commission File No. 1-6805.)

      4.25 Rights Agreement, dated as of December 5, 2001, between RCN and HSBC Bank USA, as Rights Agent, which includes the form of Rights Certificates (incorporated herein by reference to Exhibit 4 to RCN's Current Report on Form 8-K dated December 5, 2001) (Commission File No. 0-22825.)

      4.26 Fourth Amendment, dated as of March 25, 2002, to the Credit Agreement, dated as of June 3, 1999, as amended, among RCN, the borrowers named therein, the lenders party thereto and the JPMorgan Chase Bank, as Administrative Agent and Collateral Agent (incorporated by reference to
      Exhibit 4.1 to RCN's Form 8-K dated March 26, 2002) (Commission File No. 1-6805.)

      4.26 Fifth Amendment, dated as of March 7, 2003, to the Credit Agreement, dated as of June 3, 1999, as amended, among RCN, the borrowers named therein, the lenders party thereto and the JPMorgan Chase Bank, as Administrative Agent and Collateral Agent (incorporated by reference to
      Exhibit 4.1 to RCN's Form 8-K dated March 11, 2003) (Commission File No. 1-6805.)

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

      10.11 Employment Agreement dated as of January 8, 2001, by and between RCN and Jeffrey M. White, President, Customer & Field Operations for RCN.

      10.12 1997 Stock Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 99 to the Company's Form 10-Q for the First Quarter ended March 31, 2000. (Commission File No. 0-22825.)

      10.13 1997 Amendments to 1997 Stock Plan for Non-Employee Directors are incorporated herein by reference to the Company's Def 14A dated May 17, 2001. (Commission File No. 0-22825.)

      10.14 2000 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 99 to the Company's Form 10-Q for the Second Quarter ended June 30, 2000. (Commission File No. 0-22825.)

      10.15 Executive Stock Purchase Plan is incorporated herein by reference to
      Exhibit 99 to the Company's Form 10-Q for the Third Quarter ended September 30, 2000. (Commission File No. 0-22825.)

      10.16 1997 Equity Incentive Plan is incorporated herein by reference to
      Exhibit 99.2 to the Company's Form 10-Q for the Third Quarter ended September 30, 1999. (Commission File No. 0-22825.)

      10.17 Amendments to 1997 Equity Incentive Plan are incorporated herein by reference to the Company's Def 14A dated May 16, 2000. (Commission File No. 0-22825.)

      10.18* 2001 Chairman's Performance and Retention Bonus Plan.

21*   Subsidiaries of Registrant

23.1* Consent of PricewaterhouseCoopers LLP with respect to RCN Corporation

24*   Power of Attorney

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 15.(b) Reports on Form 8-K

      On October 18, 2002 RCN filed a Current Report on Form 8-K making available various slides in connection with the Company's presentation at the Undiscovered Stocks Conference on October 17, 2002.

      On November 5, 2002 RCN filed a Current Report on Form 8-K making available various slides in connection with RCN's presentation at its 3rd Quarter Results Conference Call. The report also included the RCN 3rd Quarter Earnings Release.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2003    RCN Corporation


                                By: /s/ David C. McCourt
                                    -------------------------
                                    David C. McCourt
                                    Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                          Date
---------                           -----                          ----

PRINCIPAL EXECUTIVE AND
ACCOUNTING OFFICERS:

/s/ David C. McCourt           Chairman and Chief                 March 31, 2003
--------------------------     Executive Officer
David C. McCourt

/s/ Jeffrey M. White           Vice Chairman                      March 31, 2003
--------------------------     and Chief Financial Officer
Jeffrey M. White

/s/ Mary West Young            Senior Vice President, Finance     March 31, 2003
--------------------------     and Controller
Mary West Young


DIRECTORS:

/s/ David C. McCourt                                              March 31, 2003
--------------------------
David C. McCourt

/s/ James Q. Crowe                                                March 31, 2003
--------------------------
James Q. Crowe

/s/ Walter E. Scott, Jr.                                          March 31, 2003
--------------------------
Walter E. Scott, Jr.

/s/ Richard R. Jaros                                              March 31, 2003
--------------------------
Richard R. Jaros

/s/ Thomas May                                                    March 31, 2003
--------------------------
Thomas May

/s/ Alfred Fasola                                                 March 31, 2003
--------------------------

Alfred Fasola

/s/ Thomas P. O'Neill, III                                        March 31, 2003
--------------------------
Thomas P. O'Neill, III

/s/ Eugene Roth                                                   March 31, 2003
--------------------------
Eugene Roth

/s/ Michael B. Yanney                                             March 31, 2003
--------------------------
Michael B. Yanney

/s/ Michael A. Adams                                              March 31, 2003
--------------------------
Michael A. Adams

/s/ Timothy J. Stoklosa                                           March 31, 2003
--------------------------
Timothy J. Stoklosa


--------------------------
Edward S. Harris

/s/ Peter S. Brodsky                                              March 31, 2003
--------------------------
Peter S. Brodsky

/s/ William D. Savoy                                              March 31, 2003
--------------------------
William D. Savoy

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                            Section 302 Certification

      I, David C. McCourt, certify that:

1.    I have reviewed this annual report on Form 10-K of RCN Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

7. A signed original of this written statement required by Section 906 has been provided to RCN Corporation and will be retained by RCN Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

Date:  March 31, 2003                     /s/ DAVID C. MCCOURT
                                          --------------------------
                                          Name: David C. McCourt
                                          Title: Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                            Section 302 Certification

      I, Jeffrey M. White, certify that:

1.    I have reviewed this annual report on Form 10-K of RCN Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions)and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

7. A signed original of this written statement required by Section 906 has been provided to RCN Corporation and will be retained by RCN Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

Date:  March 28, 2003                     /s/ JEFFREY M. WHITE
                                          --------------------------
                                          Name: Jeffrey M. White
                                          Title: Vice Chairman and Chief
                                          Financial Officer

SCHEDULE I

                                 RCN CORPORATION
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

                                                              For the Years Ended December 31,
                                                       -----------------------------------------------
                                                            2002             2001             2000
                                                       -------------     ------------     ------------
Sales                                                  $          --     $         --     $         --
Other income (expense)                                       (14,778)             367          (24,531)
Costs and expenses                                           (36,666)         (62,086)            (438)
                                                       -------------     ------------     ------------

Operating loss                                               (51,444)         (61,719)         (24,969)

Interest income                                                    9                9            2,356
Depreciation and Amortization                                     --             (300)              --
Interest expense                                            (190,185)        (238,952)        (238,491)
                                                       -------------     ------------     ------------

Loss before income taxes                                    (241,620)        (300,962)        (261,104)

(Benefit)/ Provision for income taxes                        (63,547)          70,554          (96,048)
Equity in loss of consolidated entities                   (1,656,379)        (397,877)        (603,658)
                                                       -------------     ------------     ------------
Loss before extraordinary item                            (1,834,452)        (769,393)        (768,714)
Extraordinary item, net of tax of $0                         426,263           84,604               --
                                                       -------------     ------------     ------------
Net loss                                                  (1,408,189)        (684,789)        (768,714)
Preferred stock dividend and accretion requirements          162,150          151,663          122,752
                                                       -------------     ------------     ------------
Net loss to common shareholders                        $  (1,570,339)    $   (836,452)    $   (891,466)
                                                       =============     ============     ============

Basic and Diluted Loss per average common share:
    Net loss before extraordinary item                 $      (18.79)    $      (9.79)    $     (10.59)
    Extraordinary item                                 $        4.01     $      (0.90)    $         --
    Net loss to common shareholders                    $      (14.78)    $      (8.89)    $     (10.59)
    Weighted average common shares outstanding           106,211,979       94,117,391       84,200,329

SCHEDULE I

                                 RCN CORPORATION
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                         December 31,
                                                 ---------------------------
                                                     2002            2001
                                                 -----------     -----------
ASSETS
Current assets
     Cash and temporary cash investments         $     1,047     $     1,026
     Accounts receivable from affiliates             175,415         147,548
     Prepayments & other                                   6               3
     Deferred tax asset                                   26              53
     Other assets                                    141,267          50,456
                                                 -----------     -----------
Total current assets                                 317,761         199,086

Investments in subsidiaries                        2,208,709       3,707,686
Unamortized debt issuance cost                        34,773          45,407
Deferred charges and other assets                    164,448         152,269
                                                 -----------     -----------
Total assets                                     $ 2,725,691     $ 4,104,448
                                                 ===========     ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
     Accounts payable to affiliates                1,020,568         354,256
     Accrued interest                                 26,369          23,959
     Current maturities of long-term debt             35,813          20,750
                                                 -----------     -----------
Total current liabilities                          1,082,750         398,965

Long-term debt                                     1,684,413       2,460,864

Preferred stock                                    2,304,426       2,142,276

Shareholders' Deficit

     Common stock                                    110,796          99,841
     Accumulated deficit                          (3,889,389)     (2,369,502)
     Additional paid in capital                    1,451,744       1,404,419
     Cumulative translation adjustment                (5,134)         (8,208)
     Unearned compensation expense                    (4,336)        (15,898)
     Treasury stock                                   (9,583)         (8,309)
                                                 -----------     -----------
Total common shareholders' deficit                (2,345,898)       (897,657)

Total liabilities and shareholders' deficit      $ 2,725,691     $ 4,104,448
                                                 ===========     ===========

SCHEDULE I

                                 RCN CORPORATION
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                         For the Years Ended December 31,
                                                                    ------------------------------------------
                                                                       2002            2001            2000
                                                                    -----------    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                       $(1,408,189)   $  (684,789)    $  (768,714)
     Realized gain on disposal of subsidiaries                           37,721         (8,180)             --
     Deferred income taxes and investment tax credits                   (12,903)       (69,259)        (55,630)
     Working capital                                                    549,846       (226,205)        571,174
     Equity in loss of consolidated entity                            1,678,449        320,444         587,675
     Equity in loss of unconsolidated entity                                (75)        (7,171)         15,985
     Write-down of equity investment                                         --                         24,418
     Extraordinary item - debt prepayment gain                         (426,263)       (83,604)             --
     Non-cash accretion of discounted senior notes                       88,625        112,500         112,997
     Amortization of financing costs                                     22,925          8,478           8,713
     Other                                                                   --          2,258            (646)
                                                                    -----------    -----------     -----------

Net cash (used in) provided by operating activities                     530,136       (635,528)        495,972
                                                                    -----------    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions                                                            --                       (316,074)
     Investments in consolidated entity                                (301,482)
     Dividend from consolidated entity                                  207,404
     Other                                                                             381,637      (1,823,908)
                                                                    -----------    -----------     -----------

Net cash (used in) provided by investing activities                     (94,078)       381,637      (2,139,982)
                                                                    -----------    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of common stock                              --         50,000              --
     Proceeds from the issuance of preferred stock                           --                      1,614,423
     Issuance of long-term debt                                              --        250,000              --
     Interest paid on senior notes                                           --                         23,111
     Financing costs                                                    (12,291)                        (2,838)
     Proceeds from the exercise of stock options                              4             38           6,635
     Purchase of treasury stock                                              --                           (200)
     Payment of long-term debt                                         (423,750)       (45,945)             --
                                                                    -----------    -----------     -----------

Net cash (used in) provided by financing activities                    (436,037)       254,093       1,641,131
                                                                    -----------    -----------     -----------

Net increase/(decrease) in cash and temporary cash investments               21            202          (2,879)

Beginning cash & temporary cash investments                               1,026            824           3,703
                                                                    -----------    -----------     -----------

Ending cash & temporary cash investments                            $     1,047    $     1,026     $       824
                                                                    ===========    ===========     ===========

                                RCN CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. All required disclosures associated with the Condensed Financial Information of RCN Corporation for the year ended December 31, 2002 are included in the footnotes to the consolidated financial statements.

2. Certain obligations of RCN Corporation's subsidiaries are guaranteed by RCN Corporation including amounts drawn under the Company's Credit Agreement, letters of credit and some lease commitments. In November 2002, the FASB issued Interpretation Number 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). This interpretation clarifies that a guarantor is required to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The Condensed Financial Information of RCN Corporation for the year ended and as of December 31, 2002 contain no provision for the recognition of the fair value of any subsidiary guarantees. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002.

SCHEDULE II

                                 RCN CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                             (THOUSANDS OF DOLLARS)

        COLUMN A                           COLUMN B              COLUMN C             COLUMN D      COLUMN E
       ----------                       ------------            ----------           ----------    ----------
                                                                 ADDITION
                                                       --------------------------
                                         BALANCE AT      CHARGED         CHARGED                   BALANCE AT
                                        BEGINNING OF     TO COSTS       TO OTHER                     END OF
DESCRIPTION                                PERIOD       AND EXPENSE     ACCOUNTS     DEDUCTIONS      PERIOD
-----------                             ------------   ------------    ----------    ----------    ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS-
 DEDUCTED FROM ACCOUNTS RECEIVABLE
 IN THE CONSOLIDATED BALANCE SHEETS
                      2002               $    17,081     $   12,700      $     397     $  19,473    $   10,705
                      2001               $     4,000     $   14,249      $    (191)    $     977    $   17,081
                      2000               $    12,160     $   10,834      $     367     $  19,361    $    4,000

ALLOWANCE FOR DEFERRED TAX ASSETS-
 DEDUCTED FROM DEFERRED TAX ASSETS
 IN THE CONSOLIDATED BALANCE SHEETS

                      2002               $   773,864     $  955,844      $       -     $ 424,074    $1,305,634
                      2001               $   587,645     $  239,896      $  (1,358)    $  52,319    $  773,864
                      2000               $   235,375     $  355,775      $       -     $   3,505    $  587,645

                                 RCN CORPORATION
                             SELECTED FINANCIAL DATA
                  Thousands of Dollars Except Per Share Amounts
                        For the Years Ended December 31,

                                                 2002            2001            2000
                                             -----------     -----------     -----------
Sales                                        $   457,351     $   405,571     $   285,612
Loss from continuing operations before
  extraordinary item                         $(1,594,159)    $(1,327,043)    $  (897,378)

Basic and diluted loss from continuing
  operations per average common share
  before extraordinary charge                $    (15.00)    $    (14.09)    $    (10.99)

Total assets                                 $ 1,990,282     $ 3,603,131     $ 4,775,552
Long-term debt, net of current maturities    $ 1,706,997     $ 1,873,616     $ 2,257,357
Redeemable preferred stock                   $ 2,304,426     $ 2,142,276     $ 1,990,613
Preferred stock dividend and accretion
  requirements                               $   162,150     $   151,663         122,752

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

The following discussion should be read in conjunction with RCN Corporation's ("RCN" or the "Company") audited consolidated financial statements and notes for the years ended December 31, 2002, 2001, and 2000. Prior years have been revised for discontinued operations:

INTRODUCTION

RCN Corporation is a leading facilities-based competitive provider of bundled phone, cable television and high-speed Internet services to some of the most densely populated markets in the U.S. We had approximately 922,477 total service connections as of December 31, 2002 and provide service in Boston, including 18 surrounding communities, New York City, the Philadelphia suburbs, Chicago, San Francisco and several of its suburbs, along with a few communities in Los Angeles. We also serve the Lehigh Valley in Pennsylvania and communities in and around Carmel, NY. We also have joint venture with Pepco Communications, Inc., Starpower, serving the Washington, D.C. metropolitan market with approximately 220,800 total service connections at December 31, 2002.

We believe we are the first company in many of our markets to offer one-stop shopping for video, phone and Internet services to residential customers. The costs associated with the growth of our network and our operational infrastructure, expanding the level of service provided to our customers, and sales and marketing expenses are the primary reasons for the past operating losses. The Company does anticipate positive cash flow from operations in the foreseeable future as we continue our efforts to optimize our network infrastructure, increase operating efficiencies, and reduce operating costs. We expect to accomplish this as the Company continues to increase the number of customers on our network, increase the number of services per customer while lowering the costs associated with the new subscribers and reducing the costs of providing services by capturing economies of scale.

HISTORY

Prior to September 30, 1997, we were operated as a wholly owned subsidiary of C-TEC Corporation ("C-TEC"). On September 30, 1997, RCN was spun off to C-TEC shareholders in a transaction in which each holder of record of C-TEC common equity received one share of RCN Common Stock for every one share of C-TEC owned.

GENERAL

Our primary business is delivering bundled communications services, including local and long distance telephone, video programming (including digital cable
TV) and data services (including cable modem high speed Internet access and dial up Internet) to residential customers over our predominantly owned network. We currently serve consumers in some of the most densely populated markets in the U.S. These markets include Boston and 18 surrounding communities, New York City, including Queens, the Philadelphia suburbs, Chicago, San Francisco and several of its suburbs, and certain communities in Los Angeles. We also serve the Lehigh Valley in Pennsylvania, communities in and around Carmel, NY and we were are the incumbent franchised cable operator in many communities in central New Jersey until these operations were sold on February 19, 2003. In addition, we also have a joint venture with Pepco Communications, Inc., Starpower, serving the Washington, D.C. metropolitan markets.

ResiLink and Essentials are the brand names of our two families of bundled service offerings, offered for a flat monthly price to residential customers of cable television, phone, and high-speed Internet.

In addition to our bundled package offerings, we sell cable television, phone and high-speed cable modem and dial-up Internet to residential customers on an a-la-carte basis. We also provide communication services to commercial customers.

We are working to leverage the capacity of our broadband network to allow us to expand our offering of new services. In 2002, we launched RCN MegaModem which provides 3 Mbps of speed for customers looking to download movie videos, MP3 music files, and other Web-based forms of entertainment in as little as half the time it would take with a standard 1.5 Mbps cable modem or DSL connection. We believe MegaModem is the fastest Internet connection available to residential customers in our markets. Also in 2002, we expanded our launch of VOD in the Philadelphia market. We plan to launch Video-on-Demand (VOD), Subscription Video-On-Demand (SVOD) and High Definition Television (HDTV in certain markets in 2003.

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

The Company is party to the RCN-Becocom, LLC joint venture with NSTAR Communications, Inc. ("NSTAR Communications"), a subsidiary of NSTAR, regarding construction of our broad band network and operation of our telecommunications business in the Boston metropolitan area. NSTAR is a holding company that, through its subsidiaries, provides regulated electric and gas utility services in the Boston area. At December 31, 2002, following NSTAR's exchanges of their joint venture ownership interest for the Company's stock (see Note 11 of the notes to consolidated financial statements for the year ended December 31,
2002), the Company had a sharing ratio of 100% and an investment percentage of 70.24% in the RCN-Becocom joint venture. The investment percentage represents the percent of each capital call that RCN has the right to invest. RCN-Becocom is consolidated in our financial statements.

The Company is party to the Starpower joint venture with Pepco Communications, Inc. ("Pepco"), a subsidiary of Pepco Holdings, Inc. ("Potomac"), regarding construction of our broad band network and operation of our telecommunications business in the Washington, D.C. metropolitan area, including parts of Virginia and Maryland. Through its subsidiaries, Potomac is engaged in regulated utility operations and in diversified competitive energy and telecommunications businesses. The Company and Pepco each own a 50% membership interest in Starpower. Starpower is reflected in our financial statements under the equity method of accounting and our pro-rata portion of Starpower's operating results are recorded on the equity in the loss of unconsolidated entities line of our consolidated statements of operations.

USE OF PRO-FORMA DISCLOSURES

The Company's management measures financial and operational performance, which includes the consolidation of all joint ventures including Starpower, which is not consolidated under generally accepted accounting principles ("GAAP"). The use of pro-forma financial disclosures represents management's view of the total RCN consolidated operation.

The following financial highlights for the year ended December 31, 2002 reflect the consolidation of Starpower:

                                                                           RCN (2)
                                                            Less (1)     Corporation
                                          Pro Forma (2)    Starpower       "GAAP"
                                          -------------    ---------       ------
Total sales                             $   542,037        $ 84,686     $   457,351
Total direct costs                      $   195,635        $ 20,159     $   175,476
Margin                                  $   346,402        $ 64,527     $   281,875

Total operating, selling and general
and administrative costs                $   429,602        $ 50,303     $   379,299

Adjusted EBITDA (3)                    ($   83,200)        $ 14,224    ($    97,424)

Non-cash stock-based compensation            37,721              --          37,721

Depreciation and amortization               300,266          21,091         279,175

Asset impairment and special
charges, net                                895,043              --         895,043

Operating loss from continuing
operations                              $(1,316,230)       $ (6,867)    $(1,309,363)

(1) RCN owns 50% of Starpower, a joint venture in the Washington, D.C. market which is accounted for as an equity investment in our consolidated financial statements. Starpower is presented here net of related party transactions with RCN Consolidated.

(2) Excludes results of central New Jersey operations which was sold February 19, 2003 and is included as a discontinued operation for GAAP purposes. (See
Note 6 of the Consolidated Financial Statements.)

(3) Adjusted EBITDA - Non GAAP measure calculated as net loss before interest, tax, depreciation and amortization, stock based compensation, extraordinary gains and special charges that the Company uses to measure performance and liquidity. Other companies may calculate and define EBITDA differently than RCN.

Our critical accounting policies are as follows:

Revenue Recognition. Revenues are recognized and earned when evidence of an arrangement exists, services are rendered, the selling price is determinable and collectibility is reasonably assured. The Company recognizes local telephone service revenue as earned when services are provided. The charges to the customer and amount recognized as revenue for local telephone charges are based on tariffed rates. We recognize long distance telephone service revenue based upon minutes of traffic processed in accordance with tariffed rates or contract fees. Other telephone services are recognized as revenue when the services are provided to the customer in accordance with contract terms. Reciprocal compensation, which is the fee local exchange carriers pay to terminate calls on each other's networks, is recognized as revenue as it is realized. Revenues from cable programming services are recognized and earned in the month the service is provided to the customers. Cable installation revenue is recognized in the period the installation services are provided to the extent of direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that customers are expected to remain connected to our network system. Internet access service revenues are recorded as earned based on contracted fees.

Leases. Leases of the Company's assets including integral equipment and property that contains a provision for the transfer of title are accounted for as a sales or a direct finance lease. All other leased asset agreements, whereby the Company is the lessor, are accounted for as operating leases, whereby the leased assets remain on the Company's balance sheet and depreciated. Scheduled lease payments are recognized as revenue when earned. Leasing transactions that the Company enters as a lessee that bears all substantial risks and rewards from the use of the leased item are accounted for as a capital lease. Capitalized leased assets and the corresponding lease obligations are recorded on the Company's balance sheet. All other lease agreements are accounted for as an operating lease. Operating lease payments are expensed as incurred.

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

SEGMENT REPORTING

Management believes that the Company operates as one reportable operating segment, which contains many shared expenses generated by the Company's various revenue streams. We do not allocate shared expenses incurred on a single network to our multiple revenue streams as any such allocation would be costly, impractical and arbitrary. The Company's chief decision-makers do, however, monitor operating results in a way different from that depicted in the historical general purpose financial statements. These measurements include the consolidation of discontinued operations and joint ventures, including Central New Jersey and Starpower, which are not consolidated under generally accepted accounting principles and are presented on a pro-forma basis herein. Such information, however, does not represent a separate segment under generally accepted accounting principles and therefore it is not separately disclosed.

OVERVIEW OF OPERATIONS

Approximately 93% of the Company's revenue for the year ended December 31, 2002 is attributable to monthly telephone line service charges, local toll, special features and long-distance telephone service fees, monthly subscription fees for basic, premium, and pay-per-view cable television services, and Internet access fees through high-speed cable modems, dial-up telephone modems, web hosting and dedicated access. The remaining 7% of revenue is primarily derived from reciprocal compensation which is the fee local exchange carriers pay to terminate calls on each other's networks, and the Company's long distance wholesale operation. Because of the uncertainty of various regulatory rulings that affect the collectibility of reciprocal compensation, the Company recognizes this revenue as it is realized. We have generated increased revenues in each of the past three years, primarily through internal growth of our broadband network, internal customer growth, and revenues from new services per customer.

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

We have a history of net losses as we built and expanded our network. When we make an investment in a new market, the operating losses typically increase as the network and sales force are expanded to facilitate growth. The primary reason for anticipated net losses include the continuing investment to increase the number of customers on our network, the cost of serving customers, depreciation and amortization expenses associated with our capital expenditures related to the past construction and development of our network, and interest on the long-term debt.

In 2001, the Company modified its growth trajectory based on the anticipated lack of available capital and revised its strategic and fundamental plans to undertake certain initiatives to effect operational efficiencies and reduce costs. The Company shifted focus from beginning construction in new markets to completing additional construction activities in its existing markets. Specifically, expansion to new markets was curtailed and expansion plans for existing markets over the subsequent 24 to 36 months were curtailed or delayed. As a result of these activities, the Company recorded $470,880 of asset impairments and special charges, the primary components of which were $255,791 related to goodwill and $183,857 of tangible assets. The intangible and tangible asset impairments largely affected the certain assets acquired from our Chicago acquisitions and certain Internet operations.

In 2002, as a response to the severe slowdown in the telecommunications industry, the economy, and continued limited available capital in the telecommunications industry; the Company revised its growth plan again during the second quarter 2002 following the completion of the Amendment to the Company's Credit Agreement with JPMorgan Chase dated March 25, 2002. Under the revised plan, the Company has substantially curtailed future capital spending and network geographic expansion in all existing markets, has focused on the continuation of customer acquisition growth, and has reduced operating expenses. The Company also performed a comprehensive review of its network capacity and current network utilization levels for the purpose of identifying underutilized network-related assets and assets not in use. As a result of all of the foregoing, the Company recognized $895,043 of asset impairment and special charges, the primary components of which were $848,949 of tangible assets and $38,927 of goodwill. The asset impairment and special charges affected all of the Company's overbuild reporting units and none of the Company's incumbent reporting units.

During the third quarter of 2002, the Company entered into an agreement to sell its central New Jersey cable system assets and customers serviced by this network. On February 19, 2003, the Company consummated the $245,000 sale of central New Jersey cable system assets to Patriot Media & Communications CNJ, LLC ("Patriot"). The cash proceeds of the sale received by RCN, net of amounts paid to the minority interest and other closing adjustments, was approximately $239,500. The Company will record a gain of approximately $155,000 to $180,000 on the transaction. In accordance with the Credit Agreement, as amended on March 7, 2003, an amount equal to the net cash proceeds of the sale of the central New Jersey cable system assets in excess of $5,000 was deposited into a cash collateral account. The proceeds on deposit in the cash collateral account may be used by the Company to repay loans outstanding under the Credit Agreement or to purchase telecommunications assets if the Company does not have other available cash on hand to fund such expenditures. As a result of the sale and in accordance with generally accepted accounting principles, the central New Jersey operation is a discontinued operation and financial information regarding continuing operations presented herein excludes central New Jersey operations except where otherwise noted.

The Company has reduced its workforce by 1,012 employees in 2002 and 2,372 employees in 2001. The total headcount at December 31, 2002 was 3,623 which includes discontinued operations. This excludes our Starpower joint venture. For the year ended December 31, 2002, our operating, selling and general administrative expenses decreased $76,136 or 16.7% to $379,299 from $455,435 for the year ended December 31, 2002.

During the year, we retired approximately $24,037 in face amount of debt with a book value of $22,142. We recognized a $13,073 gain from the early retirement of debt in which approximately $722 in cash was used. The total debt outstanding at the end of the year was $1,744,414.

In 2002, the Company sold one of its real properties in Pennsylvania to Commonwealth Telephone Company. Proceeds from the sale were $1,974, and a gain of $719 was recorded.

In 2002, the Company completed the sale of a portion of our business customer base that was not served by our broadband network. The sale was based on certain contingencies outlined in the sales agreement. After such contingencies, cash proceeds of the sale were $2,169, which includes approximately 10,350 service connections of which 7,750 are incumbent commercial resale voice lines and the balance is digital subscriber lines. The Company realized a gain of $1,147 on the transaction.

During the year ended December 31, 2001, the Company completed the sale of one of its New Jersey real properties for approximately $40,000 resulting in a gain of approximately $9,500. The property sits on 134 acres and is zoned for 1,520,000 square feet of office space. Pursuant to the sale of the land, the Company entered into a 99-year ground lease on the property giving the Company the right to develop 402,904 square feet of office space. Subsequent to the Company entering into the ground lease and prior to the year ending December 31, 2001, the Company sold the development rights for approximately $14,000, resulting in a gain of approximately $3,500. The gains are included in the other income/expense line item.

RESULTS OF OPERATIONS

The following dollar amounts discussed in this section are in thousands. Statistics and other disclosed non-dollar amounts are in whole numbers.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001:

Sales:

Total sales increased $51,780, or 12.8%, to $457,351 for the year ended December 31, 2002 compared to $405,571 for the year ended December 31, 2001. The overall increase was a result of higher network connections which increased 6.8% from 853,467 at December 31, 2001 to 911,690 at December 31, 2002.

Sales by service offerings, which reflect certain internal allocations made for bundled product sales, are as follows:

                                      Year ended December 31,
                                        2002             2001           Change
Voice                                $136,832         $112,076         $ 24,756
Video                                 197,416          161,905           35,511
Data - Cable modem                     52,295           29,444           22,851
Data - Dial up                         25,666           41,904          (16,238)
Data - Other                           12,160           24,415          (12,255)
Other                                  32,982           35,827           (2,845)
                                     --------         --------         --------
                                     $457,351         $405,571         $ 51,780
                                     ========         ========         ========

The increase in sales by service offering was primarily due to an increase in average connections. Excluding the Starpower joint ventures, average connections by service offering are as follows:

                                Year ended December 31,
                                   2002         2001       Change         % Change
                                 -------      -------      -------        --------
Voice                            235,143      201,502       33,641           16.7%
Video                            385,791      349,517       36,274           10.4%
Data - Cable modem               125,366       77,021       48,345           62.8%
Data - Dial up                   165,390      225,427      (60,037)         (26.6)%
                                 -------      -------      -------        -------
                                 911,690      853,467       58,223            6.8%
                                 =======      =======      =======        =======

The increase in average voice connections resulted in additional voice sales for the year ended December 31, 2002 of $19,576. The increase in average video connection resulted in additional video sales for the year ended December 31, 2002 of $18,562. The increase in average cable modem connections resulted in additional data sales for the year ended December 31, 2002 of $20,171. The decrease in average dial up connections resulted in lower data sales for the year ended December 31, 2002 of $9,317.

Average monthly revenue per connection by service offering is as follows:

                          Year ended December 31,
                          2002          2001        Change          % Change
                        --------      --------      --------        --------
Voice                   $  48.49      $  46.35      $   2.14          4.6%
Video                   $  42.64      $  38.60      $   4.04         10.5%
Data - Cable modem      $  34.76      $  31.86      $   2.90          9.1%
Data - Dial up          $  12.93      $  15.49      $  (2.56)       (16.5)%

The increase in average monthly voice revenue per connection resulted in $5,180 of additional voice sales for the year ended December 31, 2002. The increase in average monthly video revenue per connection resulted in $16,949 of additional video sales for the year ended December 31, 2002. The increase in average monthly cable modem revenue per connection resulted in $2,680 of higher cable modem sales for the year ended December 31, 2002. The decrease in average monthly dial up revenue per connection resulted in $6,921 of lower dial up sales for the year ended December 31, 2002.

The decrease in data-other sales was due to the sale or disconnection of approximately 3,600 resold high-speed connections not served by our broadband network.

Other sales including reciprocal compensation decreased $2,845 or 7.9% to $32,982 for the year ended December 31, 2002 from $35,827 for the year ended December 31, 2001. The decrease was due primarily to recognition of installation revenues and lower reciprocal compensation revenues which were offset, in part, by increases in RCN Entertainment and cable advertising sales.

Costs and Expenses, Excluding Stock-Based Compensation, Depreciation and
Amortization:

Direct expenses, consisting of costs of providing services, decreased $13,301, or 7.0% to $175,476 for the year ended December 31, 2002 from $188,777 for the year ended December 31, 2001. Following is a table of direct expenses by type of service:

                   Year ended December 31,
                    2002           2001          Change
                 ---------      ---------       ---------
Voice            $  38,129      $  50,646       $ (12,517)
Video              107,689         86,459          21,230
Data                19,960         40,336         (20,376)
Other                9,698         11,336          (1,638)
                 ---------      ---------       ---------
                 $ 175,476      $ 188,777       $ (13,301)
                 =========      =========       =========

The decrease in direct expenses was principally the result of initiatives to further optimize our network and lower operating costs. While we achieved lower cost per connection, some of the internally generated savings were absorbed by higher franchise and programming fees. The Company also sold digital subscriber lines not served by our broad band network, which accounts to the significant reduction in direct data costs.

Operating, selling and general and administrative costs decreased $76,136, or 16.7% to $379,299 for the year ended December 31, 2002 from $455,435 for the year ended December 31, 2001, reflecting efforts to affect operating efficiencies. Components of Operating, selling, general and administrative costs are as follows:

                                               2002           2001*         Change
                                           ---------      ---------       ---------
Customer Services                          $  53,994      $  53,996       $      (2)

Network operations and construction           50,771         53,746          (2,975)

Sales and marketing                           43,390         68,930         (25,540)

Advertising                                   12,772          9,011           3,761

Operating, general and administrative        218,372        269,752          (51,380)
                                            ---------      ---------       ---------
                                           $ 379,299      $ 455,435        $ (76,136)
                                            =========      =========       =========

*2001 operating expenses have been reclassified to be consistent with management's 2002 classification. The management discussion and analysis of 2001 results does not include this reclassification.

Customer service and order processing costs decreased $2 for the year ended December 31, 2002 compared to the year ended December 31, 2001. Decreases in costs due primarily to lower wages were mostly offset by increases in benefits, insurance and rents.

Network operations and construction costs decreased for year ended December 31, 2002 compared to the same period in 2001. The decreases for the year were primarily due to lower rental costs relating to the network. In addition, the Company had lower repairs and maintenance costs relating to the network, which also contributed to the decrease in costs from the same period in 2001.

Sales and marketing costs decreased for the twelve months ended December 31, 2002 compared to the same period in 2001 primarily as a result of the improvements in efficiencies and sales distribution management. The Company's sales and marketing efforts are now more focused on direct mail and telemarketing versus direct sales, resulting in lower overall cost per acquired connection than in 2001.

Advertising costs increased in 2002 as compared to 2001 primarily due to higher direct mail and newspaper advertising costs relating to campaigns introducing several new service combination offerings in 2002 such as Essentials. Advertising also includes costs for the preparation of the launch of our new broad band Internet service, Mega Modem, in early 2003.

Overall general and administrative expenses decreased for year ended December 31, 2002 compared to the same period in 2001 by $51,380 primarily due to staff reductions and personnel related costs, and a decrease in legal expense. For the year, staff reductions and personnel related costs decreased approximately $16,630. Legal expense decreased approximately $26,560, representing a reduction in litigation and legal costs for franchise related exit costs. For the year ended December 31, 2002, as compared to 2001, building facility costs decreased approximately $14,840 including decreases in rent of approximately $11,590 and building repairs and maintenance costs of approximately $2,110 resulting from the Company's efforts to reduce excess space and consolidate operations. Decreases in expenses were partially offset by higher computer system and maintenance contract costs associated with the new customer care and billing system of approximately $4,410 and higher professional fees related to regulatory compliance and accounting costs of approximately $890.

Non-cash Stock-Based Compensation:

Non-cash stock-based compensation decreased $25,234 or 40.1% for the year ended December 31, 2002 as compared to 2001, due to the cancellation of restricted stock grants in 2002 as a result of a reduction in the Company's work force. The Company cancelled 1,097,303 restricted stock grants in the twelve months ended December 30, 2002.

Depreciation and Amortization:

For the year ended December 31, 2002, depreciation and amortization expense decreased $33,640 or 10.8%, to $279,175 from $312,815 for the year ended December 31, 2001. Most of the variance is due to the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Goodwill amortization in year ended December 31, 2001 was $56,322. There was no goodwill amortization expense in 2002.

Asset Impairment and Special Charges:

Asset impairment and special charges for the twelve months ended December 31, 2002 were $895,043. In response to the severe slowdown in the telecommunications industry and the economy, and continued limited available capital in the telecommunications industry, we revised our growth plan following the completion of the Amendment to the Company's Credit Agreement with JPMorgan Chase dated March 25, 2002. Under the revised plan, we substantially curtailed future capital spending and network geographic expansion in all existing markets, focused on the continuation of customer acquisition growth, and reduced operating expenses. We also performed a comprehensive review of network capacity and current network utilization levels for the purpose of identifying underutilized network-related assets and assets not in use. The review consisted of a detailed assessment of the current network infrastructure, ongoing network optimization activities, usage projections based on target future customer levels, and available capital resources for completion of construction in progress and future expansion. As a result of the foregoing, we recognized asset impairment charges during 2002 of $889,255. In addition, we recognized $5,788 of special charges net of recoveries for exiting excess real estate facilities in 2002, as a result of the curtailing of construction and expansion, and the consolidation of certain operating activities.

Asset impairment and special charges for the year ended December 31, 2001 were $470,880. This impairment primarily consisted of goodwill recognized from prior business combinations. Beginning in the fourth quarter of 2000, in light of the declining economic environment, the Company began planning to modify its growth trajectory in light of the available capital and anticipated availability of capital. The Company also began planning to undertake certain initiatives to effect operational efficiencies and reduce cost.

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

Specifically, expansion to new markets was curtailed and expansion plans for existing markets were reassessed resulting in certain projects being curtailed, delayed of funding shifted to other markets as deemed appropriate.

As a result, during 2001, the Company assessed the recoverability of its investment in each market, which led to the recognition of impairment to goodwill and the recording of special charges aggregating approximately $470,880. These special charges comprised the impairment of identifiable intangible and goodwill assets of approximately $256,000, and the impairment of property and equipment of approximately $114,000. In addition, charges to dispose of excess construction materials were approximately $69,800 and estimated costs to exit excess facilities were approximately $31,000.

Investment Income:

For the year ended December 31, 2002, investment income decreased $69,138 or 81.8%, to $15,349 from $84,487 for the year ended December 31, 2001. The decrease was a result of lower interest rates and a decrease in average cash, temporary cash investments, short-term investments and restricted investments during 2002 as compared to the twelve months ended December 30, 2001. Cash, temporary cash investments, short-term investments, and restricted investments were $311,926 at December 31, 2002 compared to $862,167 at December 31, 2001. The decrease in average cash was attributable to long-term debt repayments, capital expenditures, and working capital requirements.

Interest Expense:

Interest expense decreased for the year ended December 31, 2002 compared to the same period in 2001 primarily due to lower interest accretion on discount notes and the extinguishment of debt. For the twelve months ended December 31, 2002, interest expense decreased $29,089 or 14.8% to $167,644 from $196,733 in 2001. The decrease resulted primarily from lower accretion on the 11.125%, 9.8% and 11.0% senior discount notes issued in October 1997, February 1998 and September 1998, respectively, and the debt extinguishment during 2001 and 2002. The total debt of the Company decreased $151,734 or 8.0% from $1,896,148 at December 31, 2001 to $1,744,414 at December 31, 2002.

Income Tax:

The Company's effective income tax rate was a benefit of 0.07% and 0.32%, respectively, for the years ended December 31, 2002 and December 31, 2001. The tax effect of the Company's cumulative losses has exceeded the tax effect of accelerated deductions, primarily depreciation, which the Company has taken for federal income tax purposes. As a result, generally accepted accounting principles do not permit the recognition of such excess losses in the financial statements. This accounting treatment does not impact cash flows for taxes or the amounts or expiration periods of actual net operating loss carryovers.

Equity in Loss of Unconsolidated Entities:

For the year ended December 31, 2002, equity in loss of unconsolidated entities decreased $7,868 to a loss of $9,317 from a loss of $17,185 for the year ended December 31, 2001. The loss from unconsolidated entities, represents the Company's investments in Starpower, Mega Cable, MCM Holding, and J2 Interactive. Losses in 2002 also include an impairment in our investment in Starpower in the amount of $32,274.

The Company has imbedded goodwill in the investment in Mega Cable, which is no longer amortized in accordance with SFAS No. 142 beginning in 2002. The estimated amortization of goodwill in Mega Cable was approximately $7,200 in 2001.

Minority Interest in Loss of Consolidated Entities:

For the year ended December 31, 2002, minority interest in loss of consolidated entities increased $14,319 to $36,650 from $22,331 at December 31, 2001. The minority interest primarily represents the interest of NSTAR Communications, Inc. in the loss of RCN-Becocom. Losses for year ended December 31, 2002 are primarily due to asset impairment and special charges related to RCN-Becocom.

Discontinued Operations:

The income from discontinued operations represents the net operating results of the central New Jersey cable system operations. (See note 6 to the consolidated financial statements.) In accordance with generally accepted accounting principles, no depreciation or amortization is recorded for assets held for sale. Therefore, the Company stopped recording depreciation on assets sold as a part of its central New Jersey operation as of August 27, 2002.

Extraordinary Item:

Extraordinary item decreased to $13,073 for the year ended December 31, 2002 from $484,011 for the same period in 2001. During the twelve months ended December 31, 2002, the Company retired $24,037 in face value of debt with a book value of $22,142 for $722 in cash, 2,589,237 shares of common stock with a value of $7,875, fees of $180 and write-off of debt issuance costs of $292. During 2001, the Company retired approximately $816,000 of face amount debt with a book value of $740,940 which generated an extraordinary gain of $484,011.

For the foregoing reasons we incurred net losses after preferred stock dividends and accretion requirements of $1,570,339, $836,452 and $891,466 for the years ended December 31, 2002, 2001 and 2000 respectively. Losses per average common share including extraordinary items and discontinued operations were $(14.78), $(8.89) and $(10.59) for the years ended December 31, 2002, 2001 and 2000, respectively.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000:

Sales:

Total sales increased $119,959, or 42.0%, to $405,571 for the year ended December 31, 2001 compared to $285,612 for the year ended December 31, 2000. The increase was a result of higher network connections, which increased 33.3% from 576,738 at December 31, 2000 to 768,916 at December 31, 2001.

Phone sales increased $44,704, or 66.4%, to $112,076 for the year ended December 31, 2001 from $67,372 for the year ended December 31, 2000. Approximately $38,444 of the increase in phone sales is attributable to higher average connections. Average network phone connections increased approximately 82.6% to approximately 173,996 for the year ended December 31, 2001 from approximately 95,277 for the year ended December 31, 2000. Average resale phone connections were approximately 26,932 and 32,681 at December 31, 2001 and 2000 respectively. The increase in phone sales was also partially attributable to higher average revenue per connection of 5.9%.

Cable television sales increased $52,709, or 48.3% to $161,905 for the year ended December 31, 2001 from $109,196 for the year ended December 31, 2000. The increase was primarily due to additional average network cable television connections of 82,793 or 23.9% to approximately 429,851 for the year ended December 31, 2001 from approximately 347,058 for the year ended December 31, 2000. Overall higher service connections contributed approximately $30,956 to the increase in cable television sales and higher average revenue per connection of 9.1% principally contributed the remainder.

Internet sales increased $21,254, or 28.5% to $95,763 for the year ended December 31, 2001 from $74,509 for the year ended December 31, 2000. The increase was primarily due to approximately 55,193 additional average Internet connections that grew to 82,779 for the year ended December 31, 2001 as compared to the year ended December 31, 2000.

For the year ended December 31, 2001, the Company had approximately 229,427 average dial-up Internet connections as compared to approximately 287,261 for the year ended December 31, 2000.

Other sales increased $1,292 or 3.7% to $35,827 for the year ended December 31, 2001 from $34,535 for the year ended December 31, 2000. The increase was due primarily to higher reciprocal compensation.

Costs and Expenses, Excluding Stock-Based Compensation, Depreciation and
Amortization:

Direct expenses, comprising of costs of providing services, increased $27,225, or 16.9% to $188,777 for the year ended December 31, 2001 from $161,552 for the year ended December 31, 2000. The increase was principally the result of higher sales, increased costs of cable television services due to higher franchise fees and programming rates, and partially offset by a higher margin on Internet sales due to network optimization.

Operating, selling and general and administrative costs decreased $13,002, or 2.8% to $455,435 for the year ended December 31, 2001 from $468,437 for the year ended December 31, 2000.

The following expenses are included in the Operating, selling and general and administrative costs:

Customer services and order processing costs decreased approximately $14,400, or 16.7% to approximately $71,900 for the year ended December 31, 2001 from approximately $86,300 for the year ended December 31, 2000. The decrease is primarily internal and external staff and personnel related reductions of approximately $8,900. The remainder of the decrease was attributable to rental and telephone expenses of approximately $5,500.

Technical expense, including installation and provisioning, increased approximately $3,482, or 3.7% to approximately $96,959 for the year ended December 31, 2001 from approximately $93,477 for to the year ended December 31, 2000. The increase was primarily for rental and utility expense for material storage and hub sites, which increased approximately $12,900. This expense was offset by a decrease of approximately $7,500 due to engineering and construction headcount and contract labor reductions. The remaining

$800 decrease was principally due to lower repair and maintenance costs relating to the network and the fleet.

Advertising costs decreased approximately $28,000, or 80% to approximately $7,050 for the year ended December 31, 2001 from $34,986 for the year ended December 31, 2000. The decrease is primarily related to a shift in the Company's advertising philosophy away from mass media branding to a more stratified customer targeted campaign. In addition, some of the decreases were due to the reduction of network expansion resulting in the reduction of the need for advertising in newly entered markets.

Sales and marketing costs decreased approximately $4,400, or 5.8% to $71,513 for the year ended December 31, 2001 from $75,956 for the year ended December 31, 2000. A decrease of approximately $3,000 resulted principally from reductions in staff as a result of the reduction of network expansion and network operations and related commissions and benefits. The remaining decrease is primarily attributable to reductions in recruiting expenses of approximately $1,800.

General and administrative expenses increased approximately $30,300, or 17.1% to approximately $208,045 for the year ended December 31, 2001 from $177,712 for the year ended December 31, 2000. Information technology expenses increased approximately $9,844 to approximately $38,000 for the year ended December 31, 2001 from approximately $27,300 for the year ended December 31, 2000. The Company developed an information technology system, which provides a sophisticated customer care infrastructure as well as other administrative support systems. The expense increases represent primarily staff additions to both support this effort and maintain the systems as well as maintenance contracts costs offset by a reduction in consulting expenses.

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

Stock Based Compensation:

During the fourth quarter of 2001, the Company completed a stock option exchange offer. Under the offer, all options with a strike price below $16.00 were eligible to be exchanged in the ratio of 3 new options for 4 old options. Options with a strike price of $16.00 and above were eligible to be exchanged in the ratio of 1 new option for 2 old options. Approximately 6,150,000 new stock options were issued as a result of the exchange program and approximately 9,750,000 stock options were cancelled. Approximately 1,622,000 new out performance options ("OSOs") were issued as a result of the exchange program and approximately 3,163,000 OSOs were cancelled. The strike price of the new options are $1.95 and the new stock options will vest monthly at a rate of 1/36 each month over a three year period and the term of the new options will be five years. The OSOs will vest monthly at a rate of 1/60 each month over a five year period and the term of the new OSOs will be ten years. Generally accepted accounting principles requires the non-vested exchanged options to be expensed over the vesting period of the new options. Additional non-cash stock based compensation will be recorded in the future as a result of the program. For the year ended December 31, 2001, the Stock Based Compensation was $62,955 compared to $41,237 for the year ended December 31, 2000.

Depreciation and Amortization:

Depreciation and amortization was $312,815 for the year ended December 31, 2001 and $279,817 for the year ended December 31, 2000. The increase of $32,998 was the result of a higher depreciable basis of property, plant, and equipment resulting primarily from expansion of the Company's broadband network and amortization of intangible assets arising primarily from the acquisition of 21st Century in April of 2000.

Investment Income:

Investment income was $84,487 and $141,563 for the year ended December 31, 2001 and 2000, respectively. The decrease of $57,076, or 40.3%, was a result of the decrease in average cash, temporary cash investments and short-term investments as compared to the same period in 2000. Cash, temporary cash investments and short-term investments were $838,491 at December 31, 2001 and $1,728,392 at December 31, 2000. The decrease in average cash was primarily attributable to capital expenditures, inventory increases and working capital requirements.

Interest Expense:

For the year ended December 31, 2001, interest expense was $196,733 as compared to $223,383 for the year ended December 31, 2000. This decrease was primarily due to the extinguishment of debt resulting in lower cash interest and accretion in discount notes (see Note 14 of the Consolidated Financial Statements) and higher capitalized interest aggregating approximately $17,673).

Other Income and Expense:

For the year ended December 31, 2001, the Company completed the sale of one of its New Jersey properties for approximately $40,000 and the related development rights for $14,000, resulting in a gain of approximately $9,500 and $3,500, respectively. There was no tax effect on the gain. Overall, other income was $13,239 and $1,847 in the years ended December 31, 2001 and 2000, respectively.

Income Tax:

The Company's effective income tax rate was a benefit of 0.32% and 0.65% for the year ended December 31, 2001 and December 31, 2000, respectively. The tax effect of the Company's cumulative losses has exceeded the tax effect of accelerated deductions, primarily depreciation, which the Company has taken for federal income tax purposes. As a result, generally accepted accounting principles do not permit the recognition of such excess losses in the financial statements. This accounting treatment does not impact cash flows for taxes or the amounts or expiration periods of actual net operating loss carryovers. For additional analysis of the changes in income taxes, see the reconciliation of the effective income tax rate in Note 16 to the consolidated financial statements.

Equity in the Loss of Unconsolidated Entities:

For the year ended December 31, 2001, equity in the loss of unconsolidated entities primarily represents the Company's net share of the income or loss and amortization of excess cost over net assets, included income from Megacable of $1,282 and JuniorNet of $7,171, and losses from Starpower of $25,602 and J2 Interactive of $36. For the year ended December 31, 2000, equity in the loss of unconsolidated entities included income from Megacable of $1,695, and a loss from Starpower of $20,208 and JuniorNet of $15,984. Results for 2000 also include an impairment in our investment in JuniorNet in the amount of $24,418. During 2001, the Company made secured loans to JuniorNet. Subsequently, the assets of JuniorNet were foreclosed upon by the secured creditor group, including RCN. In the foreclosure, RCN received 100% of the assets of JuniorNet's subsidiary Lancit. Those assets were used to start RCN's wholly-owned subsidiary, RCN Entertainment. The liabilities assumed by RCN Entertainment exceeded the assets, resulting in an expense of $606, which is in the line item Other income/(expense). RCN Entertainment produces children's/family television programming.

Minority Interest:

For the year ended December 31, 2001 and 2000 minority interest of $22,331 and $24,845, respectively, primarily represents the interest of NSTAR
Communications, Inc. in the loss of RCN-Becocom.

Extraordinary Item - Prepayment of Debt:

For the year ended December 31, 2001, the Company completed several debt tender offers to purchase certain of its long-term debt. As a result, the Company recognized an extraordinary gain of approximately $484,011 on the debt extinguishment. The Company purchased a total of $740,940 of certain outstanding long-term debt for $226,995 in cash and $5,850 in common stock, plus fees of $14,428 and the write-off of debt issuance costs of $9,656.

RELATED PARTY TRANSACTIONS

The Company had the following material transactions with related parties during the year. We believe all transactions were designed to reflect arrangements that would have been agreed upon by parties negotiating at arm's length:

The Company has an existing relationship with Commonwealth Telephone Enterprises, Inc. ("CTE"). Our Chairman and Chief Executive Officer is also the Chairman of CTE. Eight of our Directors also serve on the board of directors of CTE. Prior to September 30, 1997, RCN was a wholly owned subsidiary of CTE (formerly C-TEC Corporation). On September 30, 1997 C-TEC distributed the shares of RCN to its shareholders. The Company agreed to provide or cause to be provided certain specified services (management services) to CTE for a transitional period after the distribution. The total fee for 2002 and 2001 was approximately $1,200 each year. The agreement was terminated by CTE in December 2002. This transaction was not the result of an arm's length negotiations as the Company and CTE have certain common officers and directors.

Starpower joint venture - Based on the joint venture approved service agreement, we allocate certain identified expenses incurred by the Company to the Starpower joint venture. These expenses include network cost allocations, customer call center costs, and general administrative costs. These identifiable costs totaled approximately $17,782 for the year ended December 31, 2002. Based on the Company's interest in the Starpower joint venture, 50% of these costs are recognized by the Company on the `Equity in (loss) of unconsolidated entities' line in the Consolidated Statements of Operations. The cost allocated to Starpower for the years ended December 31, 2001 was $19,594.

In 2002, the Company paid NSTAR Communications approximately $7,333, primarily for network construction and separately paid NSTAR approximately $3,297 for utility services. For the years ended December 31, 2001 the total costs paid to NSTAR were approximately $64,400. Construction costs are capitalized and are recorded as Property, plant, and equipment on the Company's Balance Sheets. A Director of the Company is also the Chairman and Chief Executive Officer of BECO and NSTAR Communications. NSTAR owns 10.6% of the Company's common stock as to December 31, 2002.

In 2002, the Company paid Sordoni Skanska, a subsidiary of Skanska USA, as project manager, approximately $594 to oversee network construction and for related labor costs in several of the Company's markets. The Company reimburses Sordoni Skanska for staff and administrative services, project management fees, and invoices from sub contractors. The Company also paid Barney Skanska approximately $1,088 for construction services relating to certain of the Company's hub sites. For the years ended December 31, 2001 and 2000 the total costs paid were approximately $65,500 and $52,600, respectively. Construction costs are capitalized and are recorded as Property, plant, and equipment on the Company's balance sheets. A former Director of the Company was the President of Skanska USA.

In 2002, the Company paid Level 3 Communications approximately $2,088 for network construction and approximately $2,305 for circuit costs. For the year ended December 31, 2001 the total costs paid were approximately $13,400. Level 3 owns 24.29% of the outstanding common stock in RCN as of December 31, 2002. In addition, the Company's Chairman and Chief Executive Officer is also a Director of Level 3.

In July 2002, the Company entered into a four year data center outsourcing contract with (i)Structure, Inc., a subsidiary of Level 3 Communications. The
(i)Structure data center will primarily host the Company's billing systems and financial support applications. The base service fee is approximately $150 per month.

The Company provided CTE local and long distance services of approximately $3,509 during 2002. Commonwealth Telephone Company and CTSI, Inc. a subsidiary of CTE, provided the Company with local and long distance services of approximately $198. For the year ended December 31, 2001 total costs paid to CTE and its subsidiaries were approximately $702.

In December 2002, the Company sold a parcel of real estate in Dallas, Pennsylvania to Commonwealth Telephone Company for proceeds of $1,974. The sale price was based on independent appraisals. As part of the sale contract, the Company will pay no rent or operating costs from the date of sale until it exits the facility in 2003.

In 2002, the Company paid the Hanify and King law firm approximately $287 for legal services. In 2001 fees totaled $182. The Company's Chairman and Chief Executive Officer and Director has a family member who is a partner with Hanify and King.

In 2002, the Company paid $225 to Liberty Mutual Insurance Company to lease office space for operations in our Boston market. Lease payments were $196 in 2001. Thomas J. May, a Director of the Company, is also a Director of Liberty Mutual Insurance Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents, and short-term investments decreased to $277,006 at December 31, 2002 from $838,491 at December 31, 2001. The decrease resulted primarily from $202,814 used in operating activities, $218,275 used in financing activities and $141,758 used by investing activities for additions to property, plant, equipment and construction materials.

Net cash of $202,814 used in operating activities consisted primarily of $1,418,936 in net losses from continuing operations before preferred dividends and accretion adjusted for non-cash items which included $895,043 of goodwill write-down and special charges and $279,175 in depreciation and amortization. In addition, $76,659 was used in working capital consisting mostly of decreases in accounts payable and accrued expenses of $52,074 as well as increases in accounts receivable and unbilled revenues of $22,439. These working capital cash uses were partially offset by decreases in receivables from related parties of $6,491.

Net cash of $5,766 used by investing activities resulted from additions to property, plant, equipment and construction materials of $141,758. These uses were partly offset by net increases in short term investments of $133,165.

Cash used in financing activities of $218,275 consisted primarily of repayment of long-term debt and debt financing costs of $203,062 and $12,219, respectively.

The Company has historically met its liquidity requirements through cash on hand, amounts available under its Credit Facility and issuances of high-yield debt securities in the capital markets and convertible preferred stock and common stock to strategic investors. At December 31, 2002, the Company had approximately $277,006 in cash and short-term investments. The Company believes that current available cash and proceeds from revenues will be sufficient to meet its anticipated cash needs for working capital, capital expenditure and other activities for at least through mid-2004. However, in order to meet its long-term liquidity needs, the Company anticipates it will have to do one or a combination of the following: (i) outperform its business plan, (ii) improve its operational efficiencies, (iii) raise additional capital through issuance of equity or debt securities, (iv) further amend its Credit Facility, (v) restructure its balance sheet, and (vi) consummate additional asset sales. The Company cannot assure you that it will be able to implement any of the foregoing on acceptable terms.

The Company expects to supplement its available cash and operating cash flow by continuing to seek to raise capital to pay for capital expenditures, working capital, debt service requirements, anticipated future operating losses and acquisitions. The Company may experience difficulty raising capital in the future, however, as both the equity and debt capital markets continue to experience periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers remains restricted while financing costs continue to increase. Capital markets remain largely unavailable to new issues of securities by telecommunications companies. The Company's public equity and debt securities are trading at or near all time lows, which together with its substantial leverage, means it may have limited access to certain of its historic sources of capital.

The Company has used and continues to use capital raised from debt and equity offerings to implement its business plan. However, the Company may seek additional financing, but there can be no assurance that it will be able to obtain additional financing. In addition to raising capital through the debt and equity markets, the Company may sell or dispose of existing businesses or investments to fund portions of the business plan. The Company may not be successful in producing sufficient cash flow, reducing debt or raising sufficient debt or equity capital on terms that it will consider acceptable. In addition, proceeds from dispositions of the Company's assets may not be sufficient to support operations or debt service.

On February 19, 2003, the Company consummated a previously announced $245,000 sale of its central New Jersey cable system assets to Patriot Media & Communications CNJ, LLC ("Patriot"). The cash proceeds of the sale received by RCN, after taking into account the amount paid by Patriot to acquire the minority interest in the portion of the New Jersey cable systems that was not owned by RCN and other closing adjustments, was approximately $239,500. The Company realized a gain of approximately $155,000 to $180,000 on the transaction. In accordance with the Credit Agreement, an amount equal to the net cash proceeds of the sale of the central New Jersey cable system assets in excess of $5,000 was deposited into a cash collateral account. Other than the minimum $100,000 required to be maintained on deposit in the cash collateral account under the Fifth Amendment, proceeds on deposit in the cash collateral account may be used to repay loans outstanding under the Credit Agreement or to purchase telecommunications assets if the Company does not have other available cash on hand to fund such expenditures. In accordance with SFAS No. 144, the results of operations for central New Jersey is reported as discontinued operations.

Changes in the cable television, Internet and voice services markets may also affect the Company's ability to execute its business plan and achieve its revenue growth and spending objectives. Changes that may impact our business include regulatory, competitive and technological factors discussed in more detail in the preceding business and risk factors sections of this report.

In June 1999, the Company and certain of its subsidiaries together, (the "Borrowers") entered into a $1,000,000 Senior Secured Credit Facility (the "Credit Facility") with the JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank) and certain other lenders. The collateralized facilities were comprised of a $250,000 seven-year revolving credit facility (the "Revolver"), a $250,000 seven-year multi-draw term loan facility (the "Term Loan A") and a $500,000 eight-year term loan facility (the "Term Loan B"). All three facilities are governed by a single credit agreement dated as of June 3, 1999 (as amended, the "Credit Agreement"). Since such time, the Credit Agreement, including the amounts available under the Credit Facility, has been amended as described below.

The Company most recently amended the Credit Agreement in a Fifth Amendment dated March 7, 2003 (the "Fifth Amendment"). The Fifth Amendment amends certain financial covenants and certain other negative covenants to reflect the Company's current business plan and amends certain other terms of the Credit Agreement, including increases to the margins payable thereunder if the aggregate amount of outstanding loans exceeds certain thresholds on July 1, 2004. In connection with the Fifth Amendment, the Company has agreed to pay to certain lenders an aggregate fee of approximately $5,000 and to permanently reduce the amount available under the Revolver from $187,500 to $15,000. The Fifth Amendment permits the Company to incur up to $500,000 of additional indebtedness that may be secured by a junior lien on the Company's assets and permits the Company to use up to $125 million of existing cash and proceeds of this new indebtedness to repurchase its outstanding Senior Notes and Senior Discount Notes. The Company also agreed to repay outstanding term loans with 50% of the first $100,000 of net proceeds received from asset sales, 80% of net proceeds received from asset sales in excess of $100,000 and 50% of cash interest savings realized by the Company from repurchases of its outstanding senior notes. Further, the Company agreed to maintain a cash collateral account for the benefit of the lenders under the Credit Agreement that will have at least $100,000 on deposit at all times. As a result of the Fifth Amendment, the Company will not be able to borrow money that may otherwise have previously been available to it under the Revolver, and the Company can make no assurances that it will be able to raise any of the $500,000 of additional indebtedness now permitted under the terms of the Amendment. In addition, the requirement that the Company maintain a minimum balance of $100,000 in the cash collateral account significantly reduces the amount of cash available to the Company to invest in its business and execute its current business plan. The Company also entered into four previous amendments to the Credit Agreement, as described below.

At December 31, 2002 there were no outstanding loans under the Revolver. In accordance with the Amendment, the Revolver can also be utilized for letters of credit up to a maximum of $15,000. At December 31, 2002, there were $15,000 in letters of credit outstanding under the Revolver. At December 31, 2002 the Company also had letters of credit outside the Revolver of $25,005 and $9,915 in escrow accounts collateralized by restricted cash. As of December 31, 2002, a total of $546,938 was outstanding under Terms loans A and B.

The Credit Agreement contains conditions precedent to borrowing, events of default (including change of control) and covenants customary for facilities of this nature. The Credit Facility is secured by substantially all of the assets of the Company and its subsidiaries.

The Company can make no assurances that it would have been able to satisfy and comply with the covenants under the Credit Agreement if it had not negotiated and entered into the Amendment, which could have resulted in an event of default under the Credit Agreement. The Company's ability to maintain its liquidity and maintain compliance with its amended covenants under the Credit Agreement is dependent upon its ability to achieve the covenants in the recently amended Credit Agreement. The Company can make no assurances that it will be able to achieve the new covenants in the long-term. The Company can make no assurances that its business will generate sufficient cash flow from operations or that existing available cash or future borrowings will be available to it under the Credit Facility in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs.

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

A fourth Amendment to the Credit Agreement is dated March 25, 2002 (the "Fourth Amendment"). This Fourth Amendment amended certain financial covenants and certain other negative covenants to reflect the Company's business plan at that time and amended certain other terms of the Credit Agreement, including increases to the margins and commitment fee payable thereunder. In connection with the Fourth Amendment, the Company agreed to pay to certain lenders an aggregate fee of approximately $12,900, to repay $187,500 of outstanding term loans under the Credit Facility and to permanently reduce the amount available under the revolving loan from $250,000 to $187,500. The Company also agreed that it would not draw down additional amounts under the Revolver until the later of the date on which the Company delivers to the lenders financial statements for the period ending March 31, 2004 and the date on which the Company delivers to the lenders a certificate with calculations demonstrating that the Company's EBITDA was at least $60,000 in the aggregate for the two most recent consecutive fiscal quarters. In connection with the Fourth Amendment, each of the lenders party thereto also agreed to waive any default or event of default under the Credit Agreement that may have occurred prior to the date of the Amendment.

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

The Company entered into an amendment to the Credit Agreement dated December 3, 2000 which, among other things, amended certain financial covenants.

The Company first amended the Credit Agreement on June 28, 2000. That amendment, among other things, amended certain financial covenants and gave the Company the ability to request from the JPMorgan Chase Bank up to $500,000 of incremental term loans. To the extent that JPMorgan Chase is unable to arrange commitments to the Company for the amount requested, then the Company has the right to arrange the shortfall in incremental loans from other banks or financial institutions.

The Company made tender offers to purchase certain of its Senior Notes which it purchased in 2001 and 2002. The Company recognized extraordinary gains of $13,073 and $484,011 on debt extinguishment in the years ended December 31, 2002 and 2001, respectively. During 2002, the Company completed two debt repurchases for certain of its Senior Discount Notes. The Company retired approximately $24,037 in face amount of debt with a book value of $22,142. The Company recognized an extraordinary gain of approximately $13,073 from the early retirement of debt in which approximately $722 in cash was paid and 2,589,237 shares of common stock with a value of $7,875 were issued. In addition, the Company incurred fees of $180 and wrote off debt issuance costs of $292.

During 2001, the Company completed several debt tender offers to purchase certain of its Senior and Senior Discount Notes. The Company retired approximately $816,000 in face amount of debt with a book value of $740,940. The Company recognized an extraordinary gain of approximately $484,011 from the early retirement of debt in which approximately

$226,995 in cash was paid and 1,988,966 of shares of common stock with a value of $5,850 were issued. In addition, the Company incurred fees of $14,428 and wrote off debt issuance costs of $9,656. The Company also saved approximately $20,000 in interest payments in 2002 related to the debt buybacks.

During the quarter ended June 30, 2001, the Company completed a private placement of $50,000 of approximately 7.66 million shares of common stock and warrants to purchase approximately 3.83 million shares of common stock with Red Basin, LLC. Red Basin is an entity formed by Walter Scott, Jr., a Director of the Company, together with certain family members and trusts. The Company used the proceeds to complete portions of the tender offer mentioned above

During the year 2001, the Company completed the sale of one of its New Jersey real properties for approximately $40,000 resulting in a gain of approximately $9,500. In connection with the sale of the land, the Company entered into a 99-year ground lease on the property, which gave the Company the right to develop office space. In December 2001, the Company sold the development rights for approximately $14,000 resulting in a gain of approximately $3,500.

The Company is aware that the various issuances of Senior Notes and Senior Discount Notes continue to trade at significant discounts to their respective face or accreted amounts. In accordance with the amendment, and in order to continue to reduce future cash interest payments, as well as future amounts due at maturity, the Company may from time to time acquire certain of these outstanding debt securities for cash or in exchange for shares of RCN common stock pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended, in open market or privately negotiated transactions. We will evaluate any such transactions in light of then existing market conditions. The amounts involved in any such transactions, individually or in the aggregate, may be material.

Since the spin-off of RCN from C-TEC Corporation, the Company completed debt offerings generating gross proceeds of $1,450,000 and common and preferred equity offerings generating gross proceeds of $2,316,000.

The Company has indebtedness that is substantial in relation to its shareholders' equity and cash flow. At December 31, 2002 the Company had an aggregate of approximately $1,744,414 of indebtedness outstanding including capital lease obligations. The Company also has cash, temporary cash investments and short-term investments aggregating approximately $277,006. Applying the effect of additional restricted cash per the terms of the Fifth Amendment to the Credit Agreement would reduce cash and short-term investments from $227,006 to $127,006 as of December 31, 2002. The Company had the following contractual obligations at December 31, 2002:

                                            Payments Due by Period (in thousands)
                                            ---------------------------------------------------------------------------
                                                               Less than         1-3           4 - 5          After 5
Contractual Obligations                        Total            1 year          years          years           years
                                            ----------        ----------     ----------     ----------       ----------
Senior Notes                                $1,173,288                                        481,613         691,675
Term Loans                                  $  546,938          35,813         109,125        402,000              --
Capital Leases                              $   24,188           1,604           4,507          3,730          14,347
Operating Leases                            $  295,443          30,868          52,069         57,711         154,795
                                            ----------          ------         -------        -------         -------
Total Contractual Cash Obligations          $2,039,857          68,285         165,701        945,054         860,817

At December 31, 2002, the Company had the following other commercial commitments:

                                                              Amount of Commitment Expiration Per Period (in thousands)
                                                              ---------------------------------------------------------
                                              Total
                                             Amounts           Less than         1-3           4 - 5          Over 5
Other Commercial Commitments                Committed           1 year          years          years           years
                                            ----------        ----------     ----------     ----------       ----------
Letters of Credit - Collateralized
by Revolver                                   15,000            15,000
Letters of Credit - Collateralized
by Restricted Cash                            25,005            23,255         1,750
Total Other Commercial Commitments          $ 40,005          $ 38,255       $ 1,750

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

The Company has two tranches of redeemable preferred stock, Series A and Series
B. At December 31, 2002 the Company had paid cumulative dividends in the amount of $433,288 in the form of additional Series A and B Preferred Stock. At December 31, 2002 the number of common shares that would be issued upon conversion of the Series A and B Preferred Stock was 40,794,705.

The Company has an investment portfolio. The objective of the Company's "other than trading portfolio" is to invest in high-quality securities, to preserve principal, meet liquidity needs, and deliver a suitable return in relationship to these guidelines.

CAPITAL EXPENDITURES

The Company's capital expenditures for 2002 are primarily to increase the number of connections in our current markets and complete the development of our information technology systems.

We completed major initiatives in our Information Technology ("IT") and Customer Care Departments. Our IT department devoted significant resources toward the implementation of a new operational support system that allows us to more efficiently and effectively provision and administrate the delivery of our bundled services. The new operational support system is designed to help us provide superior customer service and simplified billing choices. We believe these and other initiatives will have a positive impact in achieving our revenue goals.

Capital expenditures excluding those for discontinued operations were $141,758, $493,215 and $1,242,865 for the years ended December 31, 2002, 2001 and 2000, respectively. The majority of these capital expenditures related to the growth in new markets prior to the change in expansion plans and the upgrade to our cable network.

NEW ACCOUNTING STANDARDS

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

In April 2002, the FASB issued SFAS No. 145, "Rescission on FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Under certain provisions of SFAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items net of the effects of income taxes. Instead, those gains and losses should be included as a component of income before income taxes. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item will be reclassified upon adoption. Had the Company adopted SFAS No. 145 in the fiscal year 2002, the extraordinary gains on early retirement of debt of $13,073 in 2002 and $484,011 in 2001 would have been reflected in loss before income taxes. There would be no resulting change in the reported net loss.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Company for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation Number 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company is currently assessing, but at this point does not believe the adoption of the recognition and initial measurement requirements of FIN 45 will have a material impact on the financial position, cash flows or results of operations of the Company.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a variable interest entity, as defined in FIN 46, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entities activities or entitled to receive a majority of the entities residual returns or both. FIN 46 also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company is currently evaluating the impact the adoption of FIN 46 will have on the Company s financial position, results of operations and cash flows particularly as it relates to the Company's interest in Starpower and Megacable.

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

                        RCN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                     For the Years Ended December 31,

                                                                         2002                    2001                    2000
                                                                    -------------           -------------           -------------
Sales                                                               $     457,351           $     405,571           $     285,612
Costs and expenses, excluding non-cash stock-based
compensation, depreciation and amortization:
   Direct expenses                                                        175,476                 188,777                 161,552
   Operating and selling, general & administrative                        379,299                 455,435                 468,347
Non-cash stock-based compensation                                          37,721                  62,955                  41,237
Depreciation and amortization                                             279,175                 312,815                 279,817
Asset impairment and special charges, net                                 895,043                 470,880                      --
                                                                    -------------           -------------           -------------
Operating loss                                                         (1,309,363)             (1,085,291)               (665,431)
Investment income                                                          15,349                  84,487                 141,563
Interest expense                                                         (167,644)               (196,733)               (223,383)

Other income, net                                                           1,322                  13,239                   1,847
                                                                    -------------           -------------           -------------
Loss from continuing operations before income taxes, equity
 in unconsolidated entities and minority interest                      (1,460,336)             (1,184,298)               (745,404)
Benefit from income taxes                                                    (994)                 (3,772)                 (4,848)
                                                                    -------------           -------------           -------------
Loss from continuing operations before equity in
  unconsolidated entities and minority interest                        (1,459,342)             (1,180,526)               (740,556)
Equity in loss of unconsolidated entities                                  (9,317)                (17,185)                (58,915)
Minority interest in loss of consolidated entities                         36,650                  22,331                  24,845
                                                                    -------------           -------------           -------------
Net loss from continuing operations                                    (1,432,009)             (1,175,380)               (774,626)
Income from discontinued operations,
  net of tax of $187, $90 and $70                                          10,747                   6,580                   5,912
Extraordinary item, net of tax of $0                                       13,073                 484,011                      --
                                                                    -------------           -------------           -------------
Net loss                                                               (1,408,189)               (684,789)               (768,714)
Preferred dividend and accretion requirements                             162,150                 151,663                 122,752
                                                                    -------------           -------------           -------------
Net loss to common shareholders                                     $  (1,570,339)          $    (836,452)          $    (891,466)
                                                                    =============           =============           =============

Basic and diluted loss per average common share:
Net loss from continuing operations                                 $      (15.00)          $      (14.10)          $      (10.66)
Net income from discontinued operations                             $         .10           $         .07           $         .07
Extraordinary item                                                  $         .12           $        5.14           $          --
Net loss to common shareholders                                     $     (14 .78)          $       (8.89)          $      (10.59)

Weighted average shares outstanding                                   106,211,979              94,117,391              84,200,329

The accompanying notes are an integral part of these Consolidated Financial Statements.

                        RCN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                     December 31,
                                                                            2002                  2001
                                                                        -----------           -----------
ASSETS
Current assets
  Cash and temporary cash investments                                   $    49,365           $   476,220
  Short-term investments                                                    227,641               362,271
  Accounts receivable from related parties                                   10,207                16,698
  Accounts receivable, net of reserve for doubtful accounts
    of $10,705 and $17,081, respectively                                     56,915                46,145
  Unbilled revenues                                                             770                 2,052
  Interest and dividends receivable                                           1,595                 4,558
  Prepayments and other                                                      17,835                18,828
  Restricted short-term investments                                          34,920                23,676
  Current assets of discontinued operations                                   3,971                 5,726
                                                                        -----------           -----------
Total current assets                                                        403,219               956,174
                                                                        -----------           -----------
Property, plant and equipment, net of accumulated depreciation
 of $809,000 and $567,681, respectively                                   1,234,939             2,250,218
Investments in joint ventures and equity securities                         228,231               229,294
Intangible assets, net of accumulated amortization of
  $64,912 and $64,496, respectively                                           1,741                 3,231
Goodwill                                                                      6,130                45,057
Deferred charges and other assets                                            43,606                49,055
Noncurrent assets of discontinued operations                                 72,416                70,102
                                                                        -----------           -----------
Total assets                                                            $ 1,990,282           $ 3,603,131
                                                                        ===========           ===========

LIABILITIES REDEEMABLE PREFERRED AND SHAREHOLDERS' DEFICIT
Current liabilities
  Current maturities of capital lease obligations                       $     1,604           $     1,782
  Current maturities of long-term debt                                       35,813                20,750
  Accounts payable                                                           28,016                34,718
  Accounts payable to related parties                                        13,558                20,693
  Advance billings and customer deposits                                     27,940                21,895
  Accrued expenses                                                           71,163               106,047
  Accrued interest                                                           26,422                17,811
  Accrued cost of sales                                                      47,179                57,544
  Accrued exit costs                                                         30,667                39,271
  Accrued employee compensation and related expenses                         32,084                32,747
  Deferred income taxes                                                          18                   344
  Current liabilities of discontinued operations                              3,852                 3,886
                                                                        -----------           -----------
Total current liabilities                                                   318,316               357,488
                                                                        -----------           -----------
Long-term debt                                                            1,706,997             1,873,616
Other deferred credits                                                        4,166                10,595

Minority interest                                                               791                51,298

Commitments and contingencies
Preferred stock, Series A, convertible, par value $1
  per share, 708,000 shares authorized, and 323,934
  and 302,217 shares issued and outstanding, respectively                   316,342               293,951
Preferred stock, Series B, convertible, par value $1
  per share, 2,681,931 shares authorized, and 2,009,355
  and 1,874,645 issued and outstanding, respectively                      1,988,084             1,848,325

Common shareholders' deficit:
Common stock, par value $1 per share, 500,000,000 shares
  authorized, 110,795,577 and 99,841,256 shares issued,
  respectively                                                              110,796                99,841
Additional paid-in capital                                                1,451,744             1,416,529
Accumulated deficit                                                      (3,889,385)           (2,319,046)
Unearned compensation expense                                                (4,336)              (15,898)
Cumulative translation adjustments                                           (5,134)               (8,208)
Unrealized appreciation on investments                                        1,484                 2,949
Treasury stock, 682,867 and 513,615 shares at cost,
  respectively                                                               (9,583)               (8,309)
                                                                        -----------           -----------
Total common shareholders' deficit                                       (2,344,414)             (832,142)
                                                                        -----------           -----------
Total liabilities, redeemable preferred stock and
  common shareholders' deficit                                          $ 1,990,282           $ 3,603,131
                                                                        ===========           ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                        RCN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                     For the Years Ended December 31,
                                                                    2002            2001            2000
                                                                -----------     -----------     -----------
Cash flows from operating activities
  Net loss                                                      $(1,408,189)    $  (684,789)    $  (768,714)
  Income from discontinued operations                               (10,747)         (6,580)         (5,912)
                                                                -----------     -----------     -----------

  Net loss from continuing operations                            (1,418,936)       (691,369)       (774,626)
  Adjustments to reconcile net loss from continuing
    operations to net cash used in operating activities:
     Accretion of discounted debt                                    69,656         112,500         112,997
     Amortization of financing costs                                 15,295           8,266           8,713
     Non-cash stock based compensation expense                       37,721          62,955          41,237
     Gain on sale of assets                                           3,089         (12,912)             --
     Loss on assumption of subsidiary                                    --            (606)             --
     Extraordinary item                                             (13,073)       (484,011)             --
     Depreciation and amortization                                  279,175         312,815         279,817
     Deferred income taxes, net                                        (807)           (338)           (782)
     Provision for losses on accounts receivable                     12,700          14,249          10,834
     Equity in loss of unconsolidated entities                        9,317          17,185          58,915
     Goodwill write-down and special charges                        895,043         470,880              --
     Minority interest                                              (36,650)        (22,331)        (24,845)
     Write down of cost based investment                              2,246              --              --
  Net change in certain assets and liabilities,
    net of business acquisitions:
     Accounts receivable and unbilled revenues                      (22,439)         (4,967)        (29,504)
     Accounts payable                                                (9,146)       (162,720)         78,342
     Accrued expenses                                               (42,928)          4,933         109,670
     Accounts receivable from related parties                         6,491          20,262         (29,350)
     Accounts payable to related parties                             (8,639)        (69,107)         53,991
     Unearned revenue,advanced billing and customer de               (3,209)          2,902           7,761
     Other                                                            3,211           4,837         (23,791)
                                                                -----------      ----------      ----------
  Net cash used in continuing operations                           (221,883)       (416,577)       (120,621)
  Cash provided by discontinued operations                           19,069          13,801          11,797
                                                                -----------     -----------     -----------
  Net cash used in operating activities                            (202,814)       (402,776)       (108,824)

  Cash flows from investing activities:
  Additions to property, plant and equipment                        (111,105)      (482,041)     (1,092,908)
  Additions to construction material                                 (30,653)       (11,174)       (149,957)
  Short-term investments, net                                        133,165      1,004,568           49,784
  Investment and advance to unconsolidated entity                        --              --         (12,000)
  Acquisitions                                                           --              --        (316,074)
  Investment in unconsolidated joint venture                         (7,500)        (50,500)        (64,647)
  Purchase of preferred stock                                            --              --            (750)
  Proceeds from sale of assets                                       22,872          54,294              --
  Increase in restricted cash                                       (11,244)        (23,676)             --
  Discontinued operations                                            (1,301)        (20,424)        (37,602)
  Other                                                                  --             283             225
                                                                -----------     -----------     -----------
Net cash provided by (used in) investing activities                  (5,766)        471,330      (1,623,929)

Cash flows from financing activities:
  Repayment of long term debt                                      (203,062)       (246,366)         (3,435)
  Repayment of capital leases                                        (2,634)         (2,482)           (988)
  Long-term borrowings                                                   --         250,000              --
  Purchase of treasury stock                                             --              --            (200)
  Proceeds from the issuance of stock                                    --          50,000       1,614,423
  Payments made for debt financing costs                            (12,219)             --          (2,823)
  Contribution from minority interest partner                            --              --          61,005
  Contribution to minority interest partner                            (364)             --              --
  Proceeds from the exercise of stock options                             4             137           6,625
  Decrease related to investments
    restricted for debt service                                          --              --          23,111
                                                                -----------     -----------     -----------

Net cash (used in) provided by financing activities                (218,275)         51,289       1,697,718

Net increase in cash and temporary cash investments                (426,855)        119,843         (35,035)
Cash and temporary cash investments at beginning of year            476,220         356,377         391,412
                                                                -----------     -----------     -----------
Cash and temporary cash investments at end of year              $    49,365     $   476,220     $   356,377
                                                                ===========     ===========     ===========

Supplemental disclosures of cash flow information
Cash paid during the periods for:
  Interest (net of $9,132, $32,765, and $15,092 capitalized
   in 2002, 2001 and 2000, respectively)                        $    78,102     $    87,992     $    87,543
                                                                -----------     -----------     -----------
Income taxes                                                    $     1,416     $        --     $       228
                                                                ===========     ===========     ===========

The accompanying notes are an integral part of these Consolidated Financial Statements

                        RCN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

Supplemental Schedule of Non-Cash Investing and Financing Activities:

During the years ended December 31, 2002 and 2001, the Company entered into capital lease obligations of $3,823 and $18,601, respectively.

Preferred stock dividends in the form of additional shares of redeemable preferred stock aggregated $156,427, $145,941 and $117,867 in 2002, 2001 and
2000, respectively.

Non-cash accretion of preferred stock was $5,723, $5,722 and $4,885 in 2002, 2001 and 2000, respectively.

During 2002, the Company issued 7.5 million shares of the Company's Common Stock, with a fair value of $11,625, to NSTAR in exchange for NSTAR's 17.83% investment in RCN-Becocom.

During 2002, the Company issued 2,589,237 shares of the Company's Common Stock, with a fair value of $7,875 to retire long-term debt with a face value of $24,037.

In June 2002, NSTAR Communications received 7.5 million shares of the Company's Common Stock with a market value of $11,625, in exchange for NSTAR Communications investment, which had a carrying value of approximately $13,781. Following this exchange, NSTAR Securities profit and loss sharing ratio in the joint venture was reduced to zero. NSTAR had previously exchanged a portion of its ownership interest in RCN-Becocom for 2,989,654 shares of the Company's Common Stock, with a fair value of approximately $127,150 in February 2000.

During 2001, the Company issued 1,988,966 shares of common stock with a total value of $5,850 to retire long-term debt with a face value of $15,000.

In 2001, the Company assumed assets and liabilities that related to the foreclosure of its investment in JuniorNet. The Company assumed $606 more in liabilities than assets.

During the 2002 and 2001, the Company issued 25,862 and 51,014 shares of treasury stock, respectively. 2002 treasury stock was issued in lieu of vendor cash payments with a fair value of $76 and 2001 issuances were to the RCN 401(k) savings plan valued at $1,282 and related to late deposits.

Based on certain future contingencies in the original purchase agreement of 21st Century, the Company issued additional stock in the amount of $7,229 during the year ended 2001.

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
                                                                   ===========

                        RCN CORPORATION AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY/(DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
             (THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                Additional
                                                   Common          Paid        Accumulated
                                                    Stock       in Capital       Deficit
                                                 ----------    -----------    ------------
Balance, December 31, 1999                       $   77,724    $   923,340    $   (591,128)
  Net loss to common shareholders                                                 (891,466)
  Stock plan transactions                             1,141         71,769
  Recognition of unearned compensation
  Conversion of joint venture ownership interest      2,990        124,159
  Common stock and stock options issued
   in connection with acquisitions                    5,249        205,750
  Purchase of treasury stock
  Unrealized appreciation on investments
  Cumulative translation adjustment
                                                 ----------    -----------    ------------
Balance, December 31, 2000                       $   87,104    $ 1,325,018    $ (1,482,594)
  Net loss to common shareholders                                                 (836,452)
  Stock plan transactions                             2,343         49,730
  Common stock offering                               7,661         42,339
  Stock issued to retire long-term debt               1,989          3,861
  Recognition of unearned compensation
  Common stock in connection with acquisitions          744         (3,649)
  Treasury stock issuance                                             (770)
  Unrealized depreciation on investments
  Cumulative translation adjustment
                                                 ----------    -----------    ------------
Balance, December 31, 2001                       $   99,841    $ 1,416,529    $ (2,319,046)

  Net loss to common shareholders                                               (1,570,339)
  Stock plan transactions                               865         34,669
  Conversion of joint venture ownership interest      7,500          4,125
  Stock issued to retire long-term debt               2,590          5,285
  Recognition of unearned compensation
  Purchase of treasury stock
  Treasury stock issuance                                           (8,864)
  Unrealized depreciation on investments
  Cumulative translation adjustment
                                                 ----------    -----------    ------------
Balance, December 31, 2002                       $  110,796    $ 1,451,744    $ (3,889,385)
                                                 ==========    ===========    ============

The accompanying notes are an integral part of these Consolidated Financial Statements

                        RCN CORPORATION AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY/(DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
             (THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                     Unrealized
                                                                       Unearned      Cumulative     Appreciation/    Total Common
                                                       Treasury      Compensation    Translation    Depreciation     Shareholders'
                                                         Stock          Expense       Adjustment    on Investments  Equity(Deficit)
                                                      -----------    ------------    ------------   --------------  ---------------
Balance, December 31, 1999                            $    (9,391)    $        --     $    (2,014)    $    (6,228)   $   392,303
  Net loss to common shareholders                                                                                       (891,466)
  Stock plan transactions                                                 (37,941)                                        34,969
  Recognition of unearned compensation                                     12,052                                         12,052
  Conversion of joint venture ownership interest                                                                         127,149
  Common stock and stock options issued in connection
    with acquisitions                                                                                                    210,999
  Purchase of treasury stock                                 (200)                                                          (200)
  Unrealized appreciation on investments                                                                   14,353         14,353
  Cumulative translation adjustment                                                        (4,681)                        (4,681)
                                                      -----------     -----------     -----------     -----------    -----------
Balance, December 31, 2000                            $    (9,591)    $   (25,889)    $    (6,695)    $     8,125    $  (104,522)
  Net loss to common shareholders                                                                                       (836,452)
  Stock plan transactions                                                  (9,559)                                        42,514
  Common stock offering                                                                                                   50,000
  Stock issued to retire long-term debt                                                                                    5,850
  Recognition of unearned compensation                                     19,550                                         19,550
  Common stock issued in connection
     with acquisitions                                                                                                    (2,905)
  Treasury stock issuance                                   1,282                                                            512
  Unrealized depreciation on investments                                                                   (5,176)        (5,176)
  Cumulative translation adjustment                                                        (1,513)                        (1,513)
                                                      -----------     -----------     -----------     -----------    -----------
Balance, December 31, 2001                            $    (8,309)    $   (15,898)    $    (8,208)    $     2,949    $  (832,142)
                                                      -----------     -----------     -----------     -----------    -----------
  Net loss to common shareholders                                                                                     (1,570,339)
  Stock plan transactions                                                    (909)                                        34,625
  Conversion of joint venture ownership interest                                                                          11,625
  Stock issued to retire long-term debt                                                                                    7,875
  Recognition of unearned compensation                                     12,471                                         12,471
  Cancellation of restricted stock grants                  (1,831)                                                        (1,831)
  Treasury stock issuance                                     557                                                         (8,307)
  Unrealized depreciation on investments                                                                   (1,465)        (1,465)
  Cumulative translation adjustment                                                         3,074                          3,074
                                                      -----------     -----------     -----------     -----------    -----------
Balance, December 31, 2002                            $    (9,583)    $    (4,336)    $    (5,134)    $     1,484    $(2,344,414)
                                                      ===========     ===========     ===========     ===========    ===========

The accompanying notes are an integral part of these Consolidated Financial Statements

                        RCN CORPORATION AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY/(DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
             (THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                         Common          Treasury            Shares
                                                      Shares Issued        Stock           Outstanding
                                                      -------------     ------------       ------------
Balance, December 31, 1999                              77,724,070          (562,000)        77,162,070

  Stock plan transactions                                1,141,405                            1,141,405
  Conversion of joint venture ownership interest         2,989,654                            2,989,654
  Common stock issued in connection with
    acquisitions                                         5,249,100                            5,249,100
  Purchase of treasury stock                                                  (2,629)            (2,629)
                                                      ------------      ------------       ------------
Balance, December 31, 2000                              87,104,229          (564,629)        86,539,600

  Common stock offering                                  7,661,000                            7,661,000
  Stock issued to retire long-term debt                  1,988,966                            1,988,966
  Stock plan transactions                                2,343,215                            2,343,215
  Common stock issued in connection with
    acquisitions                                           743,846                              743,846
  Treasury stock issuance                                                     51,014             51,014
                                                      ------------      ------------       ------------
Balance, December 31, 2001                              99,841,256          (513,615)        99,327,641

  Stock issued to retire long-term debt                  2,589,237                            2,589,237
  Stock plan transactions                                  865,084                              865,084
  Conversion of joint venture ownership interest         7,500,000                            7,500,000
  Cancellation of restricted stock grants                                   (195,114)          (195,114)
  Treasury stock issued                                                       25,862             25,862
                                                      ------------      ------------       ------------
Balance, December 31, 2002                             110,795,577          (682,867)       110,112,710
                                                      ============      ============       ============

The accompanying notes are an integral part of these Consolidated Financial Statements

                                 RCN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

1. BACKGROUND AND BASIS OF PRESENTATION

The Company's primary business is delivering bundled communications services to residential customers over the Company's broadband network, predominantly owned by the Company. We are currently operating in Boston, including 18 surrounding communities, New York City, the Philadelphia suburbs, Chicago, San Francisco, and several of its suburbs, along with a few communities in Los Angeles. We also serve the Lehigh Valley in Pennsylvania and communities in and around Carmel, New York. We were the incumbent franchised cable operator in many communities in central New Jersey, until the sale of the central New Jersey assets in February 2003. (See Note 6 regarding discontinued operations.) In addition, we also have a joint venture with Pepco Communications, Inc., Starpower, serving the Washington, D.C. metropolitan markets. We believe we are the first company in many of our markets to offer one-stop shopping for phone, cable television and high-speed cable modem Internet services to residential customers.

ResiLink(SM) and Essentials(SM) are the brand names of our various bundled service alternatives that enables residential customers to enjoy various, pre-packaged bundles which may include phone, cable television and high-speed Internet for a flat monthly price. The bundles are designed to appeal to consumers seeking simplification and value. In addition to ResiLink and Essentials, we sell phone, cable television, high-speed cable modem and dial-up Internet to residential customers on an a-la-carte basis, and we provide communication services to commercial customers. We are also working to leverage the excess capacity of our broadband network to allow us to expand our offering of new services.

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

The accompanying consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of all wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The RCN-Becocom joint venture which the Company controls is consolidated. The Company had an 82.17% interest in the RCN-Becocom joint venture until the exchange of NSTAR Communication's remaining 17.83% investment in the RCN-Becocom joint venture on June 19, 2002. Thereafter, the Company had a 100% interest in the RCN-Becocom joint venture. The Starpower joint venture and the investment in Megacable are accounted for under the equity method.

Financial information in 2001 and 2000 has been revised to report income from discontinued operations separately.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Risks and Uncertainties -

Our future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary materially from historical results include, but are not limited to, dependence upon acceptance of broadband technology as the platform of choice, difficulties that may be encountered in competing in the highly competitive telecommunications industry, dependence on our strategic relationships and joint ventures, our limitations of our business flexibility due to our substantial indebtedness, the competitive market from the incumbent providers which are already established and have historically dominated their markets, our ability to meet our long term liquidity needs and our ability to utilize our existing cash resources.

Cash and Temporary Cash Investments -

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

Qualified internally developed software costs for internal use are capitalized subsequent to both the preliminary project stage and when management has committed to funding. The external direct costs of software, materials and services, and payroll and employee related expenses directly associated with the project are capitalized. Upon completion of the projects, the total costs are amortized over their estimated useful lives of three years.

Goodwill and Other Intangible Assets -

The Company adopted Statement of Financial Accounting Standards ("SFAS")No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. This pronouncement changes the accounting for goodwill and intangible assets with indefinite lives from an amortized method to an impairment approach. Accordingly, the Company no longer records amortization relating to its existing reported goodwill and the goodwill embedded in the carrying amount of the Company's investment in Megacable.

SFAS No. 142 requires that goodwill and intangible assets be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. The Company's transitional impairment test, measured as of January 1, 2002, did not result in an impairment loss.

However, as described in Note 5, an impairment of our goodwill was recorded in the second quarter of 2002.

Goodwill and other intangible assets are valued at cost. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over a three to nine year period and the embedded goodwill in the carrying amount of the Company's investment in Megacable was amortized on a straight-line basis over a fifteen-year period. Identifiable intangible assets are amortized on a straight-line basis over the expected period of the benefit ranging from 1 to 15 years. The average estimated lives of intangible assets are:

                                                            Lives
                                                            -----
Franchises and subscriber lists                           3-15 years
Acquired current products/technologies                       4 years
Non-compete agreements                                     5-8 years
Building access rights                                    5-14 years
Other intangible assets                                   1-10 years

Impairment of Long-Lived Assets -

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of, and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented.

The carrying values of long-lived assets, which include construction materials, property, plant and equipment, and identifiable intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment would be determined based on a comparison of future undiscounted cash flows to the underlying assets. If required, adjustments would be measured based on discounted cash flows.

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

Revenue Recognition -

Revenues are recognized and earned when evidence of an arrangement exists, services are rendered, the selling price is determinable and collectibility is reasonably assured. The Company recognizes local telephone service revenue as earned when services are provided. The amount recognized as revenue for local telephone charges are based on tariffed rates. We recognize long distance telephone service revenue based upon minutes of traffic processed in accordance with tariffed rates or contract fees. Other telephone services are recognized as revenue when the services are provided to the customer in accordance with contract terms. Reciprocal compensation, which is the fee local exchange carriers pay to terminate calls on each other's networks, is recognized as revenue as it is realized. Revenues from cable programming services are recognized and earned in the month the service is provided to the customers. Cable installation revenue is recognized in the period the installation services are provided to the extent of direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that customers are expected to remain connected to our network system. Internet access service revenues are recorded as earned based on contracted fees. Unbilled revenues represents telephony, cable and data revenues earned but not billed at the end of the reporting period. Advanced billings represent monthly recurring charges collected prior to the rendering of services.

Leases -

The Company has not entered into any lease transactions, as lessor, which qualify for sale or direct finance treatment. The Company has agreements with customers and other telecommunications carriers that grant and convey to the user the right of access to, and use of, fiber optic cables and equipment. The terms of these agreements range from five to thirty years. Fees received for the use and access to cables and equipment are amortized on a straight-line basis over the life of the agreement.

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

Advertising Expense -

Advertising costs are expensed as incurred. Advertising expense charged to operations was $12,772, $9,011 and $34,819 in 2002, 2001 and 2000, respectively.

Debt Issuance Costs -

Costs associated with the Company's debt and material changes to the original debt are capitalized. Debt issuance costs are amortized over the life of the note. Amortization expense related to debt issuance costs charged to operations were $15,295, $8,266,and $8,713 in 2002, 2001, and 2000, respectively. Included in the $15,295 amount for 2002, was $5,583 to expense debt issuance costs associated with $187,500 in repayments on the Company's Credit Agreement, and $1,219 in debt issuance fees for Amendment No. 4 to the Company's Credit Agreement. In addition, $292 and $9,656 were expensed in connection with the extinguishment of debt in 2002 and 2001, respectively.

Stock-Based Compensation -

The Company has followed the recognition provisions of SFAS No. 123 - "Accounting for Stock-Based Compensation" since January 1, 2000. Under SFAS No. 123, the fair value of an option on the date of the grant, is amortized over the vesting periods of the options in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28 "Accounting For Stock Appreciation Rights and Other Variable Stock Option or Award Plans". The recognition provisions of SFAS No. 123 are applied prospectively to all stock awards granted subsequent to January 1, 2000 and to prior awards accounted for in accordance with Accounting Principles Board Opinion ("APB") No. 25- "Accounting for Stock Issued to Employees" that were significantly modified after adoption.

Pro-forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123 for periods prior to January 1, 2000.

For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro-forma net loss and loss per share were as follows:

                                                        2002*             2001              2000
                                                    -----------       -----------       -----------
Net loss - as reported                              $(1,570,339)      $  (836,452)      $  (891,466)
Add: Stock-based employee compensation expense
included in reported net loss, net of related
tax effects                                              37,721            62,955            41,237
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                              (37,721)          (88,415)          (71,961)
Net loss - pro-forma                                $(1,570,339)      $  (861,912)      $  (922,190)

Basic and diluted loss per share - as reported      $    (14.78)      $     (8.89)      $    (10.59)
Basic and diluted loss per share - pro-forma        $    (14.78)      $     (9.16)      $    (10.96)

* As a result of the completion of the Company's Option Exchange Program in the quarter ended December 31, 2001, all of the Company's options are from that date forward now accounted for under the recognition provisions of SFAS 123.

Income Taxes -

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

Foreign Currency Translation -

At December 31, 2002 the Company has a 48.96% interest in Megacable. Megacable's functional currency is the Mexican Peso. For purposes of determining the Company's equity in the earnings of Megacable, the Company translates the revenues and expenses of Megacable into U.S. dollars at the average exchange rates during the period reported. The assets and liabilities are translated into U.S. dollars at the exchange rate as of the balance sheet date. The foreign currency translation gains or losses are recorded on the balance sheet as a separate component of shareholders' equity.

Comprehensive Income -

The Company primarily has two components of comprehensive income, cumulative translation adjustments and unrealized appreciation (depreciation) on investments. The cumulative foreign currency translation adjustment was $3,074, for 2002, $(1,513) for 2001, and ($4,681) for 2000; the unrealized appreciation (depreciation) on investments was $(1,465) for 2002, $(5,176) for 2001, and $14,353 for 2000. The amount of other comprehensive loss for the years ended December 31, 2002, 2001, and 2000 was ($1,406,580), ($691,477), and ($759,042),
respectively.

Segment Reporting -

Management believes that the Company operates as one reportable operating segment, which contains many shared expenses generated by the Company's various revenue streams. The Company does not allocate shared expenses incurred on a single network to our multiple revenue streams as any such allocation would be costly, impractical and arbitrary. The Company's chief decision-makers do, however, monitor operating results in a way different from that depicted in the historical general purpose financial statements. These measurements include the consolidation of Starpower, which is not consolidated under generally accepted accounting principles. Such information, however, does not meet the criteria for segment reporting under generally accepted accounting principles and therefore it is not separately disclosed.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission on FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Under certain provisions of SFAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items net of the effects of income taxes. Instead, those gains and losses should be included as a component of income before income taxes. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item will be reclassified upon adoption. Had the Company adopted SFAS No. 145 in the fiscal year 2002, the extraordinary gains on early retirement of debt of $13,073 in 2002 and $484,011 in 2001 would have been reflected in loss before income taxes. There would be no resulting change in the reported net loss.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity. It also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Company for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation Number 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company is currently assessing, but at this point does not believe the adoption of the recognition and initial measurement requirements of FIN 45 will have a material impact on the financial position, cash flows or results of operations of the Company.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a variable interest entity, as defined in FIN 46, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entities activities or entitled to receive a majority of the entities residual returns or both. FIN 46 also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company is currently evaluating the impact the adoption of FIN 46 will have on the Company s financial position, results of operations and cash flows particularly as it relates to the Company's interest in Starpower and Megacable.

3. LOSS PER SHARE

Basic loss per share is computed based on net loss after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on net loss after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock and stock options which would have been assumed to be converted in the years ended December 31, 2002, 2001, and 2000 and have a dilutive effect if the Company had income from continuing operations is 48,454,397, 43,099,484 and 38,269,575, respectively.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations:

                                                           Years Ended December 31,
                                                  2002                2001                2000
                                             -------------       -------------       -------------
Loss from continuing operations              $  (1,432,009)      $  (1,175,380)      $    (774,626)
Net income from discontinued operations             10,747               6,580               5,912
                                             -------------       -------------       -------------
Loss before extraordinary item                  (1,421,261)         (1,168,800)           (768,714)
Extraordinary item                                  13,073             484,011                  --
Preferred stock dividend and accretion
 requirements                                     (162,150)           (151,663)           (122,752)
                                             -------------       -------------       -------------
Net loss to common shareholder               $  (1,570,339)      $    (836,452)      $    (891,466)
                                             =============       =============       =============
Basic loss per average common share:
Weighted average shares outstanding            106,211,979          94,117,391          84,200,329

Loss per average common share from
continuing operations                        $      (15.00)      $      (14.10)      $      (10.66)

Earnings per average common share
from discontinued operations                 $         .10       $         .07       $         .07
                                             -------------       -------------       -------------
Loss before extraordinary item               $      (14.90)      $      (14.03)      $      (10.59)

Extraordinary Item                           $         .12       $        5.14       $          --
                                             -------------       -------------       -------------
Net loss to common shareholders              $      (14.78)      $       (8.89)      $      (10.59)

Diluted loss per average common share:
Weighted average shares outstanding            106,211,979          94,117,391          84,200,329

4. BUSINESS COMBINATIONS

The company entered into the following business combinations and were all accounted for by the purchase method of accounting.

During 2000, the Company acquired certain assets of two companies in Chicago, IL for approximately $21,550 in cash. The excess of the book value of assets acquired was recorded as goodwill and was being amortized over approximately four years.

In April 2000, the Company acquired 21st Century Telecom Group, Inc. in Chicago, IL for approximately $294,500 in cash and shares of common stock with a fair value at the time of issuance of approximately $211,000. Additionally, the purchase price includes approximately $2,500 representing the fair value of stock options, which were converted to the Company's stock options in connection with the acquisition. Goodwill of approximately $303,599 was recorded in connection with this acquisition. Based on certain future contingencies in the original agreement, the Company issued additional stock in the amount of $7,229 during the year ended December 31, 2001. This amount contributed to the recognition of additional goodwill.

In 2001, the Company completed an assessment of the recoverability of its investment in each market based on the expected future net cash flows. This assessment indicated that certain assets from the Chicago acquisitions were impaired. The company impaired the balance of goodwill, which was approximately $222,166 (see Note 5).

5. ASSET IMPAIRMENT AND SPECIAL CHARGES

The total asset impairment and special charges are comprised of the following:

                                                     Twelve Months Ended December 31,
                                                          2002            2001
                                                        --------        --------
Impairment of property plant, and equipment             $735,556        $114,018
Abandoned assets                                          52,071              --
Construction materials                                    61,322          69,839
Goodwill                                                  38,927         255,791
Franchises                                                 1,379             279
                                                        --------        --------
Total asset impairment                                   889,255         439,927
Exit costs for excess facilities                           5,788          30,953
                                                        --------        --------
Total asset impairment and special charges              $895,043        $470,880
                                                        ========        ========

2001 Asset Impairment and Special Charges

In 2001, the Company modified its growth trajectory based on the anticipated lack of available capital and revised its strategic and fundamental plans to undertake certain initiatives to effect operational efficiencies and reduce costs. The Company shifted focus from beginning construction in new markets to completing additional construction activities in its existing markets. Specifically, expansion to new markets was curtailed and expansion plans for existing markets over the subsequent 24 to 36 months were curtailed or delayed.

To determine the impairment of tangible and intangible assets, including goodwill, the Company assessed the recoverability of its investment in each market based on expected undiscounted future net cash flows in the second quarter of 2001. This assessment indicated that certain assets acquired in business combinations, primarily with respect to the Chicago acquisitions and certain Internet operations, were impaired. Accordingly, based on discounted future net cash flows, the Company wrote-down $255,791 of goodwill, $279 of franchise licenses and $114,018 of property, plant and equipment.

Construction material levels were assessed based on the build-out requirements of our revised plan. The assessment process resulted in the identification of excess construction material that could not be used for alternative use and which is either to be returned to vendors, or resold to a secondary market. A charge in the amount of $69,839 was recognized to write-down excess construction materials to their net realizable value.

Costs to exit excess facilities in the amount of $30,953 was determined by performing a detailed review of facility requirements against lease obligations in an effort to identify excess space. The Company is in the process of consolidating space and exiting or subleasing excess facilities. Exit costs were determined based on existing contractual terms reduced by estimates of sublease income at prevailing market rates.

Franchise exit costs in the amount of $15,710 were accrued primarily representing costs related to the Company's decision to stop or delay construction in certain markets all of which are included in Operating, selling, general & administrative expenses.

Finally, costs related to workforce reductions of approximately $7,700 have been paid.

2002 Asset Impairment and Special Charges

As a response to the severe slowdown in the telecommunications industry, the economy, and continued limited available capital in the telecommunications industry; the Company revised its growth plan again during the second quarter 2002 following the completion of the Amendment to the Company's Credit Agreement with JPMorgan Chase dated March 25, 2002. Under the revised plan, the Company has substantially curtailed future capital spending and network geographic expansion in all existing markets, has focused on the continuation of customer acquisition growth, and has reduced operating expenses. The Company also performed a comprehensive review of its network capacity and current network utilization levels for the purpose of identifying underutilized network-related assets and assets not in use. The review consisted of a detailed assessment of the current network infrastructure, ongoing network optimization activities, usage projections based on target future customer levels, and available capital resources for completion of construction in progress and future expansion. As a result of all of the foregoing, the Company recognized asset impairment charges during 2002 of approximately $889,255. In addition, the Company recognized approximately $5,788 of special charges, net of recoveries, for exiting excess real estate facilities as a result of the curtailing of construction and expansion, and the consolidation of certain operating activities.

In accordance with SFAS 144, the review compared the net book values of each reporting unit with undiscounted future cash flow projections based on the Company's current operating plan. The results indicated that certain assets and capitalized costs associated with building and constructing the Company's network in all of the Company's overbuild reporting units were not recoverable. To determine the impairment loss of those assets to be held and used, the Company performed a fair value test, using the "best-estimate" approach on the primary asset group of each reporting unit by comparing the carrying value to the present value of estimated future cash flows for the remaining useful life of the asset group. The amount by which the carrying value of the assets exceeded the present value of estimated cash flows was $735,556. The impairment loss affected all of the Company's overbuild reporting units and none of the Company's incumbent reporting units.

Based on the Company's revised business plan, certain construction projects in progress were stopped and other previous planned expansion projects were abandoned. This stoppage is deemed to be other than temporary. As a result, certain subscriber related assets were stranded based on the cost of retrieving the assets. The Company also abandoned certain corporate assets including leasehold improvements in certain facilities that were exited. The costs related to these stranded assets were $52,071. Following the assessment of the asset impairment, the Company reviewed the useful life estimates of its long-lived assets and prospectively shortened the useful life of our subscriber related equipment from 10 years to 5 years in the fourth quarter of 2002. This had an incremental impact on quarterly depreciation expense in the amount of approximately $2,000.

Construction material levels were also assessed based on the revised business plan and stoppage of certain construction projects. The assessment process resulted in the identification of excess construction material that cannot be used for alternative purposes and which is either to be returned to vendors or resold to a secondary market. The carrying values of the construction materials that were identified that will be used in operations were written down to market value, which was lower than carrying value. The carrying values of the identified excess construction materials that will be sold were written down to the anticipated recovery rate or salvage value. The total amount of charges to dispose of construction materials determined to be in excess was $61,322.

In conjunction with the asset impairment review and test, the Company also performed a test to identify any potential impairment on the carrying value of goodwill on each identified reporting unit of the Company. The results of the test indicated that the carrying amount of goodwill on certain reporting units was impaired. During the second quarter 2002, the Company measured the impairment loss by the amount the carrying value exceeded the implied fair value of the goodwill on the reporting unit. This amount was $38,927. The fair value of the reporting units was estimated using the expected present value of future cash flows. This measurement is in accordance with SFAS No. 142.

As a result of the change in expansion plans, management has been in contact with the relevant franchising authorities to inform them of the Company's decision to stop construction and expansion. Based on the revised business plan and the curtailing of expansion, the Company expensed the value of certain franchise licenses of approximately $1,379. A review to evaluate the effects, if any, was conducted on the Company's obligations under the associated franchise agreements. The estimated costs less recoveries associated to exit certain franchises for the twelve months ended December 31, 2002 were $1,544 and were included in the Operating, selling, general & administrative expense line and $1,659 of accrued franchise exit costs were paid during 2002.

Over the past year, a detailed review of facility requirements against lease obligations has been continuously conducted to identify excess space. Along with the stoppage of certain construction projects and expansion, the Company has also consolidated certain operating activities, which resulted in exiting excess facilities. The estimated costs less recoveries, to exit excess real estate facilities for the year ended December 31, 2002 were $5,788.

Costs related to workforce reductions of $3,696 were incurred in 2002.

The total activity for the years ended December 31, 2002 and 2001 for accrued exit costs representing estimated damages, costs and penalties relating to franchises and real estate facilities is presented below. Recoveries are recorded when sublease agreements are executed at more favorable rates than originally anticipated or franchise issues are resolved for lower expense than anticipated.

                                      Franchise Exit                    Total
                                        Costs and       Facility       Accrued
                                        Penalties      Exit Costs     Exit Costs
                                      --------------   ----------     ----------
Balance at December 31, 2000          $        --      $      --      $      --
Accrued costs                              15,710         30,953         46,663
  Recoveries                                   --             --             --
  Payments                                     --         (7,392)        (7,392)
                                      -----------      ---------      ---------
Balance at December 31, 2001               15,710         23,561         39,271
Additional accrued costs                    8,362         21,355         29,717
  Recoveries                               (6,818)       (15,567)       (22,204)
  Payments                                 (1,659)       (14,277)       (16,117)
                                      -----------      ---------      ---------
Balance at December 31, 2002          $    15,595      $  15,072      $  30,667
                                      ===========      =========      =========

6. DISCONTINUED OPERATIONS

During the third quarter 2002, the Company entered into a definitive agreement to sell its central New Jersey cable system assets and customers serviced by this network for an a net cash proceeds approximately $239,500 after transaction fees and amounts paid to acquire minority interests. In addition, the Company will be reimbursed for certain post-signing expenditures related to ongoing upgrades to the central New Jersey network being performed by the Company. The central New Jersey network services approximately 80,000 customers. The transaction, which was completed on February 19, 2003, was structured as an asset purchase, with the buyer assuming certain liabilities related to the business. . In accordance with SFAS No. 144, the results of operations for central New Jersey are reported as discontinued operations and depreciation and amortization were no longer recognized on assets to be sold after August 27, 2002.

The following are the summarized results of the central New Jersey operations:

                                                 For the twelve months ended
                                                         December 31,

                                                 2002         2001         2000
                                               -------      -------      -------
(in thousands)
Sales                                          $54,178      $50,400      $47,838
Direct expenses                                $18,817      $16,355      $15,121
Operating and selling, general and
  administrative, and depreciation
  and amortization expense                     $23,507      $26,952      $26,130
Income before tax                              $10,934      $ 6,670      $ 5,982
Income after tax                               $10,747      $ 6,580      $ 5,912

The current and noncurrent assets and liabilities of the central New Jersey operation to be sold are as follows:

                                                     As of December 31,
                                                   2002             2001
                                                 -------          -------
(in thousands)
Current assets:
Accounts receivable from related parties         $   154          $    67
Accounts receivable, net of reserve              $ 3,817          $ 5,659
                                                 -------          -------
Current assets of discontinued operations        $ 3,971          $ 5,726
                                                 =======          =======

Noncurrent assets:
Property, plant and equipment, net               $72,304          $69,980
Intangible assets, net                                22               32
Goodwill                                              90               90
                                                 -------          -------
Noncurrent assets of discontinued operations     $72,416          $70,102
                                                 =======          =======

Current liabilities:
Advanced billings and customer deposits          $ 3,852          $ 3,886
                                                 -------          -------
Current liabilities of discontinued operations   $ 3,852          $ 3,886
                                                 =======          =======

7. ASSET SALES

In 2002, the Company sold one of its real properties in Pennsylvania to Commonwealth Telephone Company, a related party through common ownership. Proceeds from the sale were $1,974, and a gain of $719 was recorded.

In 2002, the Company completed the sale of a portion of our business customer base that was not served by our broadband network. The sale was based on certain contingencies outlined in the sales agreement. After such contingencies, cash proceeds of the sale were $2,169. The Company realized a gain of $1,147 on the transaction.

During 2001, the Company completed the sale of one of its New Jersey real properties for approximately $40,000 resulting in a gain of approximately $9,500. Pursuant to the sale of the land, the Company entered into a 99-year ground lease on the property giving the Company the right to develop office space. Subsequent to the Company entering into the ground lease, the Company sold the development rights for approximately $14,000, resulting in a gain of approximately $3,500.

The gains are included in the other income/expense line item.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated carrying fair value of the Company's financial instruments at December 31, 2002 and 2001 are as follows:

                                                        2002                    2001
                                                ------------------------      ------------------------
                                                 Carrying                      Carrying
                                                  Amount      Fair Value        Amount      Fair Value
                                                ----------    ----------      ----------    ----------
Financial Assets:
  Cash and temporary cash
   investments                                  $   49,365    $   49,365      $  476,220    $  476,220
  Short-term investments                        $  227,641    $  227,641      $  362,271    $  362,271
Restricted short-term investments               $   34,920    $   34,920      $   23,676    $   23,676
Financial Liabilities:
  Fixed rate long-term debt:
    Senior Notes 10.125%                        $  231,735    $   47,506      $  231,735    $   88,060
    Senior Notes 10%                            $  161,116    $   34,640      $  161,116    $   61,224
    Senior Discount Notes 11.125%               $  320,497    $   68,907      $  316,351    $   91,742
    Senior Discount Notes  9.8%                 $  322,481    $   58,047      $  293,074    $   84,991
    Senior Discount Notes 11.0%                 $  137,459    $   28,179      $  123,499    $   35,815
Floating rate long-term debt:
    Term Loan B (Note 14)                       $  373,500    $  214,128      $  500,000    $  350,000
    Term Loan A (Note 14)                       $  173,438    $   99,432      $  250,000    $  175,000
Unrecognized financial instruments:
  Letters of credit                             $   40,005    $   40,005      $   38,676    $   38,676

9. SHORT-TERM INVESTMENTS
Short-term investments, stated at market, include the following at December 31, 2002 and 2001:

                                                        2002               2001
                                                     --------           --------
Federal Agency notes                                 $     --           $ 74,895
Commercial Paper                                           --                844
Corporate debt securities                              40,151            106,326
Certificates of deposit                                    --              9,000
U.S. Treasury notes                                     2,104             65,394
Asset backed securities                                60,341            105,812
Government Agencies                                    91,285                 --
Municipal/Provincial Bonds                             33,760                 --
                                                     --------           --------
Total                                                $227,641           $362,271
                                                     ========           ========

At December 31, 2002, short-term investments with a market value of $149,446 have contractual maturities of one to five years. All remaining short-term investments have contractual maturities less than one year.

10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31,

                                                    2002              2001
                                                -----------       -----------
Telecommunications plant                        $ 1,447,542       $ 1,760,609
Computer equipment                                  199,867           203,378
Buildings, leasehold improvements and land          154,327           202,892
Furniture, fixtures and vehicles                    118,414           145,367
Construction materials                               35,301           123,581
Construction in process                              87,123           378,740
Other                                                 1,365             3,332
                                                -----------       -----------
Total property, plant and equipment               2,043,939         2,817,899
Less accumulated depreciation                      (809,000)         (567,681)
                                                -----------       -----------
Property, plant and equipment, net              $ 1,234,939       $ 2,250,218
                                                ===========       ===========

Depreciation expense was $278,698, 241,334 and 165,311 for the years ended December 31, 2002, 2001, and 2000, respectively.

11. INVESTMENTS AND JOINT VENTURES

Investments at December 31,2002 and 2001 are as follows:


                                                          2002              2001
                                                      --------          --------
Starpower Communications, LLC                         $111,692          $144,047
Megacable                                              116,539            82,975
Other                                                       --             2,272
                                                      --------          --------
Total Investments                                     $228,231          $229,294
                                                      ========          ========

At December 31, 2002 and 2001, the Company has a 50% interest in Starpower, and a 48.96% interest in Megacable. The Company accounts for these investments on the equity method.

a. RCN-BECOCOM

RCN is party to the RCN-Becocom joint venture with NSTAR Communications, Inc. ("NSTAR") regarding construction of our broadband network and operation of our telecommunications business in the Boston metropolitan area. Pursuant to the joint venture agreements, both parties have agreed to make capital contributions in accordance with their respective membership interests. Pursuant to an exchange agreement between NSTAR and RCN, NSTAR has the right to convert portions of its ownership interest in RCN-Becocom into shares of the Company's Common Stock, based on an appraised value of such interest. Through December 31, 2001, NSTAR had exchanged portions of its interest for a total of 4,097,193 shares of RCN Common Stock. In June 2002, NSTAR received 7.5 million shares of the Company's Common Stock with a market value of $11,625, in exchange for NSTAR's remaining 17.83% sharing ratio, which had a carrying value of approximately $13,781. This exchange gave NSTAR a total of 11,597,193 of the Company's common stock or 10.6% as of December 31, 2002. Following this exchange, NSTAR's profit and loss sharing ratio in the joint venture was reduced to zero and it retained its investment percentage and the right to invest in future capital calls as if it owned a 29.76% interest. Such investment percentage will decrease to the extent NSTAR disposes of any such RCN Common Stock. Any future capital contributions made by NSTAR for operating and liquidity requirements would require an adjustment to the sharing ratio and investment percentage accordingly. In connection with the exchange, NSTAR, agreed to certain "standstill" restrictions for the period of one year from June 19, 2002, including refraining from further acquisitions of the Company's Common Stock beyond 10.75% in aggregate of the total number of voting shares and refraining from activities designed to solicit proxies or otherwise influence shareholders or management of RCN.

Under the amended agreements governing the Joint Venture, future investments by NSTAR are not convertible into the Company's Common Stock. NSTAR is permitted to invest in response to capital calls, based on its investment percentage, at its option, in Joint Venture equity, or in a Class B Preferred Equity interest of the Joint Venture.

The financial results of RCN-Becocom are consolidated in our financial statements. NSTAR's portion of the operating loss in RCN-Becocom is reported in the line item, Minority interest in the loss of consolidated entities.

b. Starpower

The Company is party to a joint venture with Pepco Communications, Inc. ("Pepco"), a subsidiary of Pepco Holdings, Inc., regarding construction of our broadband network and operation of our telecommunications business in the Washington, D.C. metropolitan area, including parts of Virginia and Maryland, under the brand name "Starpower." Both the Company and Pepco each own a 50% membership interest in Starpower. The Company provides certain services to the joint venture pursuant to support services and Internet services agreements. Pursuant to the joint venture agreements, both parties have agreed to make capital contributions in accordance with their respective membership interests. In addition, Starpower has access to and use of Potomac's large broadband network, rights-of-way and construction expertise. Starpower's losses are reflected in our financial statements under the equity method of accounting and are reported on the line item Equity in loss of unconsolidated entities.

The Company recorded its proportionate share of losses in Starpower of $7,581, $25,602, and $20,208 in 2002, 2001 and 2000, respectively.

Summary financial information for Starpower for the years ended December 31, 2002, 2001 and 2000 is presented in the following table. The amounts shown represent Starpower's operating results and financial position based on generally accepted accounting principles:

                                                          As of December 31,
                                                      2002                2001
                                                    --------            --------
Current assets                                      $ 24,900            $ 30,800
Non-current assets                                   314,700             323,700
Current liabilities                                   50,000              65,600
Non-current liabilities                                1,700                 800
Members' equity                                      287,900             288,100

                                           For the years ended December 31,
                                      2002              2001              2000
                                   --------          --------          --------
Sales                              $ 85,200          $ 82,200          $ 73,500
Gross profit                         64,500            54,500            51,300
Net loss                            (15,200)          (51,200)          (40,400)

In accordance with APB No. 18 "The Equity Method of Accounting for Investments in Common Stock", the Company considered their ability to recover the carrying amount of their investment in Starpower and determined that the loss in the value of the investment was other than temporary due to weaker than projected performance and decreased valuations in the overall telecommunication industry. As a result, the Company recorded an impairment in their investment in Starpower in the amount of $32,274 in the second quarter of 2002. The amount of the impairment was calculated based upon the Company's comparison of the estimated fair value of their investment in Starpower with the carrying amount of the investment. The impairment on the Starpower investment is reflected in the line item, equity in the loss of unconsolidated entities.

c. Megacable

The Company has an investment in Megacable, S.A. de C.V. and Megacable Comunicaciones de Mexico S.A. ("Megacable"), a cable television provider in Mexico. At December 31, 2002, the basis of the Company's investment in Megacable exceeded its underlying equity in the net assets of Megacable by $59,268. In conjunction with the adoption of SFAS No. 142, the Company no longer records amortization relating to the goodwill embedded in their investment in Megacable but assesses whether such embedded goodwill is impaired on an annual basis. The embedded goodwill in Megacable was not deemed impaired in 2002. The Company recorded its proportionate share of gains and amortization of excess cost over net assets (for 2001 and 2000) of $30,490, $1,282, and $1,695 in 2002, 2001 and
2000, respectively.

d. JuniorNet

In 2000, the Company wrote down $24,418 which represented the Company's 47.5% ownership investment in JuniorNet. During 2001, the Company made secured loans to JuniorNet. Subsequently, in 2001, the assets of JuniorNet were foreclosed upon by the secured creditor group, including RCN. The secured creditor group sold the assets to J2 Interactive, LLC ("J2") in Charlestown, MA for cash proceeds that basically covered the transaction cost and 30.6% of J2's initial equity. The Company owns 23.5% of the equity in J2. Additionally, in the foreclosure of JuniorNet's assets by the secured creditor group, RCN received 100% of the assets of the former JuniorNet's wholly-owned subsidiary, Lancit. Those assets were used to start RCN's wholly-owned subsidiary, RCN Entertainment. The liabilities assumed by RCN Entertainment related to the JuniorNet foreclosure, which exceeded the assets, resulted in an expense of $606, which is in the 2001 other income/(expense) line item. RCN Entertainment produces children's/family programming.

The Company recorded its proportionate share of income in JuniorNet and J2 of $48 and $7,134 in 2002 and 2001, respectively, and its proportionate share of losses in JuniorNet of $15,985 in 2000.

e. Intertainer

Included in the assets of 21st Century Telecom Group, Inc., acquired by the Company was a 1.4% interest in Intertainer, Inc. ("Intertainer"). Intertainer provides interactive programming services.

In 2002, the Company wrote-off its investment in Intertainer in the amount of $2,246. The investment had been accounted for under the cost method and the write-off was due to financial difficulties experienced by Intertainer.

12. GOODWILL AND INTANGIBLE ASSETS

The Company has $6,130 of goodwill and $1,741 of unamortized identifiable intangible assets at December 31, 2002. On January 1, 2002, the Company adopted the provisions of SFAS No. 142. Accordingly, the Company no longer records amortization relating to its existing goodwill and embedded goodwill. The Company has identified and established nine reporting units corresponding to the geographical markets in which the Company operates.

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2002, are as follows:

                                                                       Goodwill
                                                                       --------

Balance as of January 1, 2002                                          $ 45,147
Goodwill of discontinued operations (see Note 6)                            (90)
                                                                       --------
Adjusted balance as of January 1, 2002                                 $ 45,057
Impairment losses (see Note 5)                                          (38,927)
                                                                       --------
Balance as of December 31, 2002                                        $  6,130
                                                                       ========

The following table provides comparative earnings and earnings per share had the non-amortization provisions of SFAS No. 142 been adopted for the previous periods presented:

                                                               Twelve Months Ended
                                                                  December 31,
                                               -----------------------------------------------------
                                                   2002                2001                2000
                                               -------------       -------------       -------------
Reported net loss available to common
  Stockholders before extraordinary items      $  (1,583,412)      $  (1,320,463)      $    (891,466)
Add back:
Goodwill amortization, net of tax                         --              56,322              92,346
Amortization of goodwill embedded in
  the carrying value of the investment
  in Mega Cable                                           --               7,332               7,332
                                               -------------       -------------       -------------
Adjusted net available to common
  Stockholders before extraordinary items      $  (1,583,412)      $  (1,256,809)      $    (791,788)
                                               =============       =============       =============
Reported net loss available to
  common stockholders                          $  (1,570,339)      $    (836,452)      $    (891,466)
Add back:
Goodwill amortization, net of tax                         --              56,322              92,346
Amortization of goodwill embedded in
  the carrying value of the investment
  in Mega Cable                                           --               7,332               7,332
                                               -------------       -------------       -------------
Adjusted net loss to common shareholders       $  (1,570,339)      $    (772,798)      $    (791,788)
                                               =============       =============       =============

Basic and diluted loss per common share:
 Reported net loss available to common
  Stockholders before extraordinary items      $      (14.90)             (14.03)             (10.59)
 Reported extraordinary item                             .12                5.14                  --
 Reported net loss per common share                   (14.78)              (8.89)             (10.59)
 Adjusted net available to common
  Stockholders before extraordinary items      $      (14.90)             (13.35)              (9.40)
 Adjusted net loss per common share                   (14.78)              (8.21)              (9.40)

The following are identifiable intangible assets that have finite lives and are subject to amortization:

                                                  For the years ended December 31,
                                                       2002               2001
                                                    --------           --------
Franchise and subscriber lists                      $ 66,088           $ 66,333
Non-compete agreements                                   100                100
Building access rights                                    98                 98
Other intangible assets                                  367              1,196
                                                    --------           --------
Total intangible assets                               66,653             67,727
Less accumulated amortization                        (64,912)           (64,496)
                                                    --------           --------
Intangible assets, net                              $  1,741           $  3,231
                                                    ========           ========

The total amortization expense for twelve months ended December 31, 2002, 2001 and 2000 was $477, $71,481 and $114,506, respectively. The estimated aggregate amortization expense for the next five succeeding fiscal years is:


For the year ended December 31, 2003        $ 253
For the year ended December 31, 2004        $ 235
For the year ended December 31, 2005        $ 252
For the year ended December 31, 2006        $ 267

For the year ended December 31, 2007        $ 260


The Company had no identifiable intangible assets with indefinite lives that are not subject to amortization at December 31, 2002 and 2001.

13. DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets consist of the following at December 31,

                                                        2002              2001
                                                    ----------        ----------
Debt issuance costs, net                            $   34,775        $   37,990
Security deposits                                        2,421             2,244
Other                                                    6,410             8,821
                                                    ----------        ----------
Total                                               $   43,606        $   49,055
                                                    ==========        ==========

14.  DEBT

Long-term debt outstanding at December 31, 2002 and 2001 is as follows:

                                                        2002              2001
                                                    ----------        ----------
Term Loans                                          $  546,938        $  750,000
Senior Notes 10% due 2007                              161,116           161,116
Senior Discount Notes 11.125% due 2007                 320,497           316,351
Senior Discount Notes 9.8% due 2008                    322,481           293,074
Senior Discount Notes 11% due 2008                     137,459           123,499
Senior Notes 10.125% due 2010                          231,735           231,735
Capital Leases                                          24,188            20,373
                                                    ----------        ----------
Total                                                1,744,414         1,896,148
Due within one year                                     37,417            22,532
                                                    ----------        ----------
Total Long-Term Debt                                $1,706,997        $1,873,616
                                                    ==========        ==========

Term Loans

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

On March 25, 2002, the Company entered into an Amendment to the Credit Agreement (the "Fourth Amendment"). The Fourth Amendment amends certain financial covenants and certain other negative covenants and amends certain other terms of the Credit Agreement, including increases to the margins and commitment fee payable thereunder. In connection with the Fourth Amendment, the Company paid certain lenders a fee of $12,900, repaid $187,500 of outstanding term loans under the Credit Facility and permanently reduced the amount available under the revolving loan from $250,000 to $187,500. The Company also agreed that it may not draw down additional amounts under the revolving loan until the later of March 31, 2004 or the date on which the Company delivers to the lenders a certificate with calculations demonstrating that the Company's EBITDA, as defined, was at least $60,000 in the aggregate for the two most recent consecutive fiscal quarters. In connection with the Fourth Amendment, each of the lenders party thereto also agreed to waive any default or event of default under the Credit Agreement that may have occurred prior to the date of the Fourth Amendment.

As adjusted by the Fourth Amendment, the interest rate on the Credit Facility is, at the election of the Borrowers, based on either a LIBOR or an alternate base rate option. For the Revolver or Term Loan A borrowing, the interest rate will be LIBOR plus a spread of up to 350 basis points or the base rate plus a spread of 250 basis points, depending upon whether the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA") has become positive and thereafter upon the ratio of debt to EBITDA. In the case of the Revolver the Company will pay a fee of 150 basis points on the unused commitment accrued including a 350 basis points fee on up to $15,000 available for Letters of credits. For all Term Loan B borrowings the interest includes a spread that is fixed at 400 basis points over the LIBOR or 300 basis points over the alternate base rate. In addition, the LIBOR rate is subject to a 3.00% per annum minimum. As adjusted by the Fifth Amendment, on July 1, 2004, if the aggregate amount of outstanding Loans exceeds $415,875 (i.e., $75,000 less than the currently scheduled amount), the Applicable Spread with respect to all Loans shall be increased by 1.00%; provided, that such increase shall be eliminated if the aggregate amount of outstanding Loans is equal to or less than $390,937 on or before December 31, 2004.

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

At December 31, 2002 the Company was in compliance with the covenants and there were no outstanding loans under the Revolver. In addition to being used to fund working capital needs, general corporate purposes and to finance telecommunications assets, the Revolver can also be utilized for letters of credit. As of December 31, 2002 there were $15,000 in letters of credit outstanding under the Revolver, none of which were drawn down against.

In accordance with the 2002 Amendment, the Company prepaid $62,500 of the Term Loan A on March 25, 2002. At December 31, 2002, $173,438 of the Term Loan A was outstanding. Amortization of the Term Loan A commenced in September 2002 and will be repaid in quarterly installments based on percentage increments of the Term Loan A that start at 3.75% per quarter in September 2002 and increase in steps to a maximum of 10% per quarter in September 2005 through to maturity in June 2006.

In accordance with the 2002 Amendment, the Company prepaid $125,000 of the Term Loan B on March 25, 2002. At December 31, 2002, $373,500 of the Term Loan B was outstanding. Amortization of the Term Loan B commenced in September 2002 with quarterly installments of $750 per quarter until September 2006 when the quarterly installments increase to $90,750 per quarter through to maturity in June 2007.

The Company has entered into an amendment to the Credit Agreement dated March 7, 2003 (the "Fifth Amendment"). The Fifth Amendment enables the Company to incur up to $500,000 of additional senior secured debt, adjusts the operating and financial covenants to better reflect the Company's business plan and modifies other restrictions. The Fifth Amendment also reduces the amount available under the revolving loan facility, under which there are currently no borrowings outstanding, to $15,000, and requires the Company to maintain a cash collateral account of at least $100,000 for the benefit of the lenders under its credit facility. The Fifth Amendment also calls for half of the first $100,000 in proceeds from future asset sales, and 80% of proceeds from assets sales in excess of $100,000, to be used to pay down the Company's senior secured term loans. Additionally, the Company will increase amortization payments under its term loans by an amount equal to 50% of interest savings from new repurchases of senior notes, not to exceed $25,000. The Fifth Amendment also enables the Company to incur up to $500,000 of new senior indebtedness that may be secured by a second subordinated lien on RCN's assets. Up to $125,000 of existing cash and the proceeds of new indebtedness may be used to repurchase outstanding senior notes. As a result of the Fifth Amendment, the Company will not be able to borrow money that may otherwise have previously been available to it under the Revolver.

Notes

The 10% Senior Notes were issued under an indenture dated October 17, 1997 and are general senior obligations of the Company which mature on October 15, 2007. Interest on the 10% Senior Notes is payable in cash semi-annually in arrears on each April 15 and October 15.

The 10% Senior Notes are redeemable, in whole or in part, at the option of the Company. The 10% Senior Notes have redemption prices starting at 105% of the principal amount and declining to 100% of the principal amount, plus any accrued interest.

The 11.125% Senior Discount Notes were issued under an indenture dated October 17, 1997 and are general senior obligations of the Company, limited to $601,045 aggregate principal amount at maturity and will mature on October 15, 2007. The 11.125% Senior Discount Notes did not bear cash interest prior to October 15, 2002.

The 11.125% Senior Discount Notes are redeemable, in whole or in part, at the option of the Company and have redemption prices starting at 105.562% of the principal amount at maturity and declining to 100% of the principal amount at maturity, plus any accrued interest.

The 9.8% Senior Discount Notes are general senior obligations of the Company, limited to $567,000 aggregate principal amount at maturity on February 15, 2008. The 9.8% Senior Discount Notes will not bear cash interest prior to February 15, 2003.

The 9.8% Senior Discount Notes are redeemable, in whole or in part, at any time on or after February 15, 2003 at the option of the Company and have redemption prices starting at 104.9% of the principal amount at maturity and declining to 100% of the principal amount at maturity, plus any accrued interest.

The 11% Senior Discount Notes are general senior obligations of the Company, limited to $256,755 aggregate principal amount at maturity on July 1, 2008. The 11% Senior Discount Notes will not bear cash interest prior to January 1, 2003.

The 11% Senior Discount Notes are redeemable, in whole or in part, at any time on or after July 1, 2003 and have redemption prices starting at 105.5% of the principal amount at maturity and declining to 100% of the principal amount at maturity, plus any accrued interest.

The 10.125% Senior Notes are general senior obligations of the Company which mature in January 2009. Interest on the 10.125% Senior Notes is payable in cash semi-annually in arrears on each July 15 and January 15.

The 10.125% Senior Notes are redeemable, in whole or in part, at any time on or after January 15, 2005 at the option of the Company and have redemption prices starting at 105% of the principal amount and declining to 100% of the principal amount, plus any accrued interest.

All of the Notes discussed above contain certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, prepay subordinated indebtedness, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations. The Notes contain cross default provisions entitling holders to declare the Notes and any accrued and unpaid interest thereon immediately due and payable. At December 31, 2002 the Company was restricted from making any dividend payments under the terms of the Notes.

Contractual maturities of long-term debt over the next 5 years are as follows:

   Year Ending December 31,      Aggregate Amounts
         2003                    $     37,417
         2004                    $     47,444
         2005                    $     66,187
         2006                    $    223,022
         2007                    $    664,321

In July 1999, the Company entered into $250,000 of two-year interest rate protection agreements with various counter-parties. These agreements convert $250,000 of the Company's floating rate debt under the Chase Facility to a fixed rate of approximately 6.08%. For the years ended December 31, 2001 and 2000, the Company's reported interest expense was approximately $1,364 higher in 2001 and ($1,032) lower in 2000 due to these agreements. There was no affect on interest expense in 2002 as the interest rate agreement expired in 2001.

15. EXTRAORDINARY ITEMS

During the quarter ended March 31, 2002, the Company completed two debt repurchases for certain of its Senior Discount Notes. The Company retired approximately $24,037 in face amount of debt with a book value of $22,142. The Company recognized an extraordinary gain of approximately $13,073 from the early retirement of debt in which approximately $722 in cash was paid and 2,589,237 shares of common stock with a value of $7,875 were issued. In addition, the Company incurred fees of $180 and wrote off debt issuance costs of $292.

During 2001, the Company completed several debt tender offers to purchase certain of its Senior and Senior Discount Notes. The Company retired approximately $816,000 in face amount of debt with a book value of $740,940. The Company recognized an extraordinary gain of approximately $484,011 from the early retirement of debt in which approximately $226,995 in cash was paid and 1,988,966 of shares of common stock with a value of $5,850 were issued. In addition, the Company incurred fees of $14,428 and wrote off debt issuance costs of $9,656.

16. INCOME TAXES

The (benefit) for income taxes is reflected in the Consolidated Statements of Operations as follows:

                                            2002           2001           2000
                                          -------        -------        -------
Current:
  Federal                                 $    (4)       $    --        $   (14)
  State                                       403          1,237             73
                                          -------        -------        -------
Total Current                                 399          1,237             59
                                          -------        -------        -------
Deferred:
  Federal                                    (880)        (4,480)        (3,282)
  State                                      (326)          (439)        (1,555)
                                          -------        -------        -------
Total Deferred                             (1,206)        (4,919)        (4,837)
                                          -------        -------        -------
(Benefit) for income taxes:
  Before extraordinary item                  (807)        (3,682)        (4,778)
                                          -------        -------        -------
Total benefit for income taxes            $  (807)       $(3,682)       $(4,778)
                                          =======        =======        =======

Temporary differences that give rise to a significant portion of deferred tax assets and liabilities at December 31,2002 and 2001 are as follows:

                                                      2002               2001
                                                 -----------        -----------
Net operating loss carryforwards                 $   887,812        $   675,990
Employee benefit plans                                39,698             32,134
Reserve for bad debt                                   3,613              6,227
Start-up costs                                            --              3,413
Stock Based Compensation                              33,733             20,194
Investment in unconsolidated entity                   88,786                (19)
Accruals for nonrecurring charges and
Contract settlements                                  15,902              9,986
Deferred revenue                                          --                482
Intangibles                                           21,136             16,330
Property, plant and equipment                        210,335              2,347
Other,net                                              4,601              6,436
                                                 -----------        -----------
Total deferred tax assets                          1,305,616            773,520
                                                 -----------        -----------
Subtotal                                           1,305,616            773,520
Valuation allowance                               (1,305,634)          (773,864)
                                                 -----------        -----------
Total deferred taxes                             $       (18)       $      (344)
                                                 ===========        ===========

During 2002 the Company generated federal net operating losses in the amount of $775,150 resulting in a deferred tax asset totaling $ 271,302. In the year ended December 31, 2001 the Company generated federal net operating losses of approximately $42,500 resulting in a deferred tax asset of approximately $14,900. In the opinion of management, the Company is not certain of the realization of all of its deferred tax assets. Thus, a valuation allowance has been provided against the net federal deferred tax asset. A valuation allowance has also been provided, as in past years, against the state net operating losses, which, in the opinion of management, are also uncertain as to their realization.

The net change in the valuation allowance for deferred tax assets during 2002 and 2001 was an increase of $531,770 and $186,219, respectively.

Net operating losses will expire as follows:

                               Federal           State
              2007-2012      $   26,261       $1,891,214
              2017-2021       2,070,554          618,804
                             ----------       ----------
              Total          $2,096,815       $2,510,018
                             ==========       ==========

The company expects these operating losses to be available in the future to reduce its federal and state income tax liability. However, certain changes in stock ownership of the Company as defined under Section 382 of the Internal Revenue Code of 1986, as amended, can result in limitations on the amount of net operating loss carryovers that can be utilized each year for federal income tax purposes and under state tax laws.

Consequently, utilization of the above net operating losses may be limited. To the extent that net operating losses, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders' equity.

The (benefit) for income tax is different from the amounts computed by applying the U.S. statutory federal tax rate of 35%. The differences are as follows:

                                                               For the Years Ended
                                                                  December 31,
                                                       2002              2001              2000
                                                  -----------       -----------       -----------
(Loss) before (benefit) for
 income taxes                                     $(1,408,996)      $  (688,471)      $  (773,492)
                                                  ===========       ===========       ===========
Federal income tax benefit at statutory rate      $  (493,148)      $  (240,965)      $  (270,722)
State income taxes net of federal
income tax benefit                                        (48)              519              (963)
Federal valuation allowance                           471,413           126,010           255,201
Amortization of goodwill                               11,624           118,500            13,039
Estimated nondeductible expenses                         (880)           (3,000)           (3,000)
Adjustment to prior year accrual                         (446)           (3,398)              383
Capitalize Interest                                    10,976                --                --
Other, net                                               (298)           (1,348)            1,284
                                                  -----------       -----------       -----------
Total (benefit) for income taxes                  $      (807)      $    (3,682)      $    (4,778)
                                                  ===========       ===========       ===========

17. Stockholders' Equity and Stock Plans

In May 2002, the shareholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation (as amended), to increase the number of authorized shares of capital stock from 725,000,000, of which 25,000,000 shares are Preferred Stock and 400,000 are Non-Voting Class B Common Stock, to 925,000,000, including the same 25,000,000 shares of Preferred Stock and 400,000 of Non-Voting Class B Common Stock, and to increase the shares of Common Stock from 300,000,000 to 500,000,000.

Therefore, the Company now has authorized 500,000,000 shares of $1 par value common stock and 400,000,000 shares of $1 par value Class B nonvoting common stock. The Company also has authorized 25,000,000 shares of $1 par value preferred stock.

In May 2002, the shareholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation (as amended), to effect a reverse stock split of its Common Stock. The effective date of the reverse stock split shall be any date selected by the Board of Directors on or prior to the Company's next annual meeting of shareholders. Alternatively, the Board may, at its sole discretion, determine that the reverse stock split is not in the best interests of the Company and its shareholders and not effect the reverse stock split.

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

Non-Cash Stock-Based Compensation

Non-cash stock-based compensation was recognized in connection with the following plans in the following amounts during the years ended:

                                                       2002       2001      2000
                                                   --------    -------   -------
Incentive Stock Options                            $  8,418    $14,459   $10,308
Incentive Stock Options (exchange-related)            5,619      1,216        --
Outperform Stock Options                             16,048     25,254    17,910
Outperform Stock Options(exchange-related)            7,033      1,265        --
Restricted Stock                                       (452)    19,551    12,052
Executive Stock Purchase Plan                         1,055      1,210       967
                                                   --------    -------   -------
                                                   $ 37,721    $62,955   $41,237
                                                   ========    =======   =======

Option Exchange Program

During the quarter ended December 31, 2001, the Company completed a stock option exchange offer. Under the offer, all options with a strike price below $16.00 were eligible to be exchanged in the ratio of 3 new options for 4 old options and options with a strike price of $16.00 and above were eligible to be exchanged in the ratio of 1 new option for 2 old options. Approximately 6,150,000 new stock options were issued as a result of the exchange program and approximately 9,750,000 stock options were cancelled. Approximately 1,622,000 new Outperformed Stock Options ("OSO's") were issued as a result of the exchange program and approximately 3,163,000 OSO's were cancelled. The strike price of the new options is $1.95 and the new stock options will vest monthly over a three-year period and the term of the new options will be five years. The OSO's will vest monthly over a five-year period and the term of the new OSO's will be ten years. Although the options were exchanged, generally accepted accounting principles requires additional non-cash stock based compensation be recorded as a result of the program.

Stock Options

The 1997 RCN Corporation Stock Option Plan ("the 1997 Plan") contemplates the issuance of incentive stock options, as well as stock options that are not designated as incentive stock options, performance-based stock options, stock appreciation rights, performance share units, restricted stock, phantom stock units and other stock-based awards (collectively, "Awards"). Up to 30,000,000 shares of Common Stock, plus 3,040,100 shares of Common Stock issuable in connection with the Distribution related option adjustments, may be issued pursuant to the Plan.

Unless earlier terminated by the Company Board, the 1997 Plan will expire on the tenth anniversary of the Distribution.

The RCN Corporation 1997 Stock Plan for Non-Employee Directors contemplates the issuance of 600,000 options to purchase shares of common stock for directors of the Company who are not employees of the Company or its affiliates. This plan requires the exercise price for these options to be equal to the fair market value of the Company's stock on the date of grant, the term is ten years from the date of grant, and the options became exercisable immediately.

As a result of the option exchange program, approximately 6,150,000 new Incentive Stock Options ("ISO's") were granted and approximately 9,750,000 pre-existing stock options were cancelled. The incremental fair value of the options as a result of the exchange under SFAS No. 123 was $10,115. For the years ended December 31, 2002 and 2001 the Company recognized non-cash stock based compensation expense of $5,619 and $1,216 respectively, related to the exchange program for the ISO's. Under SFAS No. 123, the unamortized non-cash stock based compensation costs related to the cancelled options is recognized based on the service period associated with the new terms of the new options.

Excluding the options granted as a result of the option exchange program, the Company granted approximately 288,000, 2,019,000 and 5,322,000 ISO's to employees and non-employee directors during the years ended December 31, 2002, 2001 and 2000, respectively, with a fair value under SFAS No. 123 of $400, $5,193, and $27,845 respectively. The fair value of stock options recognized during the years ended December 31, 2002, 2001 and 2000 were $8,418, $14,459 and $10,308, respectively.

Under the option exchange program, all options granted prior to January 1, 2000, and prior to the adoption of SFAS No. 123, were also eligible to be exchanged. In accordance with SFAS No. 123, the eligibility of the options to be exchanged that previously were accounted for under APB No. 25 automatically changes the accounting for the compensatory options to fall under SFAS No. 123. As a result, the fair value of the options under APB No. 25 that were not exchanged as part of the program were expensed in the period in which the exchange took place. The total non-cash stock based compensation expense related to the non-exchanged APB No. 25 options in the amount of $341 was recognized in its entirety in the year ended December 31, 2001 and is included in the $14,459 amount mentioned above.

As of December 31, 2002, the Company had not reflected $3,533 of unamortized compensation expense in its financial statements for previously granted stock options.

The weighted-average fair value of ISOs granted during 2002, 2001 and 2000 was $1.39, $2.57 and $5.23, respectively.

The fair value for these options was estimated at the date of grant using a Black Scholes option pricing model with weighted average assumptions for dividend yield of 0% for 2002, 2001 and 2000; expected volatility of for 2002 and 2001 of 97.5% and 86.4% for 2000; a risk-free interest rate of 3.93% for 2002 and 2001 and 5.06% for 2000; and expected lives of 3 years for 2002, 2001 and 2000.

Information relating to Incentive stock options and Non-qualified stock options are as follows:
                                                               Weighted
                                                               Average
                                             Number of         Exercise
                                              Shares            Price
                                            ----------         --------

Outstanding December 31, 1999                9,584,872         $ 22.34
 Granted                                     5,322,034         $ 23.09
 Exercised                                     567,034         $ 11.66
 Cancelled                                   1,354,762         $ 28.94
                                            ----------
Outstanding December 31, 2000               12,985,110         $ 22.40
 Granted                                     8,168,950         $  2.93
 Exercised                                      37,893         $  3.59
 Cancelled                                  12,630,309         $ 21.08
                                            ----------
Outstanding December 31, 2001                8,485,858         $  5.21
 Granted                                       288,100         $  1.28
 Exercised                                       4,338         $  1.95
 Cancelled                                   1,538,971         $  7.77
                                            ----------
Outstanding December 31, 2002                7,230,649         $  4.51
                                            ==========
Shares exercisable December 31, 2002         3,636,090         $  6.68


The following table summarizes stock options outstanding and exercisable at December 31, 2002:

                                   Stock Options Outstanding                    Stock Options Exercisable
                       -------------------------------------------------       ----------------------------
                                    Weighted Average
 Range of Exercise                     Remaining        Weighted Average                   Weighted Average
      Prices            Shares      Contractual Life     Exercise Price        Shares       Exercise Price
      ------            ------      ----------------    ----------------       ------      ----------------
 .40 - 2.01            5,345,975            3.9         $     1.91             2,075,882   $     1.95
 2.02 - 5.57             649,641            2.9         $     4.19               365,372   $     3.95
 6.77 - 15.36            826,551            2.9         $     8.12               822,694   $     8.11
15.37 - 30.74            248,914            2.0         $    23.75               213,491   $    23.88
30.75 - 44.99             83,551            1.7         $    41.62                82,634   $    41.75
45.00 - 48.50             76,017            1.5         $    47.26                76,017   $    47.26
                       ---------            ---                                ---------
Total                  7,230,649            3.6                                3,636,090

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

OSO grants are only made to participants who are employees of the Company as of the grant date. Each award vests over five years and has a ten-year life.

As a result of the option exchange program, approximately 1,622,000 new OSO's were granted and approximately 3,163,000 pre-existing stock options were cancelled. The incremental fair value of the options as a result of the exchange under SFAS No. 123 was $16,614. For the years ended December 31, 2002 and 2001 the Company recognized non-cash stock based compensation expense of $7,033 and $1,265, respectively, related to the exchange program for the OSO's. The unamortized non-cash stock based compensation costs related to the cancelled options is recognized based on the service period associated with the new terms of the new options.

Excluding the options granted as a result of the option exchange program, the Company granted approximately 563,000, 587,000 and 3,000,000 OSO's to employees during the three years ended December 31, 2002 with a fair value of $2,785, $6,194, and $51,630, respectively. During the years ended December 31, 2002, 2001 and 2000 the fair value recognized for OSO's granted to employees, in addition to the exchange, were $16,048, $25,254 and $17,910, respectively. As of December 31, 2002, the Company had not reflected $9,713 of unamortized compensation expense in its financial statements for previously granted OSOs.

The weighted-average fair value of OSOs granted during 2002, 2001 and 2000 was $4.95, $10.33 and $14.25, respectively.

The fair value for these options was estimated at the date of grant using a Black Scholes option pricing model with weighted average assumptions for dividend yield of 0% for 2002, 2001 and 2000; expected volatility of 97.5% for 2002 and 2001 and 86.4% for 2000; risk-free interest rates of 3.93% for 2002 and 2001 and 5.06% for 2000; and expected lives of 5 years for 2002 and 3 years for 2001 and 2000.

Information relating to outperform stock options is as follows:

                                                                       Weighted
                                                                       Average
                                                           Number of   Exercise
                                                            Shares      Price
                                                           ---------   ---------
Outstanding December 31, 1999
 Granted                                                   3,000,000     $38.12
 Exercised                                                        --     $   --
 Cancelled                                                        --     $   --
                                                           =========
Outstanding December 31, 2000                              3,000,000     $38.12
 Granted                                                   2,209,375     $ 2.57
 Exercised                                                        --     $   --
 Cancelled                                                 3,162,500     $36.52
                                                           =========
Outstanding December 31, 2001                              2,046,875     $ 2.23
 Granted                                                     563,000     $ 1.97
 Exercised                                                        --     $   --
 Cancelled                                                        --     $   --
                                                           =========
Outstanding December 31, 2002                              2,609,875     $ 2.17

Shares exercisable December 31, 2002                         965,438     $ 2.07

The following table summarizes stock options outstanding and exercisable at December 31, 2002:

                                   Stock Options Outstanding
                      --------------------------------------------------
                                    Weighted Average
 Range of Exercise                     Remaining        Weighted Average
      Prices            Shares      Contractual Life     Exercise Price
 -----------------    ---------     ----------------    ----------------
 .40 -  2.01          2,174,875            8.8             $     1.95
2.02 - 15.36            435,000            8.4             $     3.31
                     ----------           -----            ----------
Total                 2,609,875            8.8             $     2.17

Restricted Stock

In 2002 and 2001, the Company issued 775,212 and 2,275,779 shares of restricted stock with a fair value of $863 and $9,560, respectively. During the performance period the grantee may vote the shares, but the shares are subject to transfer restrictions and are all or partially forfeited if a grantee terminates employment with the Company. The restricted stock granted in 2002 and 2001 vests over two years. The restricted stock is considered issued and outstanding.

Including the effect of forfeitures, the Company recorded ($452), $19,551 and $12,052 of non-cash compensation expense for the three years ended December 31, 2002 relating to its restricted stock program.

As of December 31, 2002 and 2001, the Company had unearned compensation costs of $4,336 and $15,898, respectively, which is being amortized to expense over the restriction period.

Preferred Stock

In April 1999, Hicks Muse Fund IV purchased 250,000 shares of Series A Preferred Stock, par value $1 per share, for gross proceeds of $250,000. The Series A Preferred Stock is convertible into common stock at any time and is subject to a mandatory redemption on March 31, 2014 at $1.00 per share, plus accrued and unpaid dividends, but may be called by the Company after four years. The Series A Preferred Stock is cumulative and has an annual dividend rate of 7% payable quarterly in cash or additional shares of Series A Preferred Stock and has a conversion price of $38.97 per share. At December 31, 2002 the Company has paid cumulative dividends in the amount of $73,934 in the form of additional Series A Preferred Stock. At December 31, 2002 the number of common shares that would be issued upon conversion of the Series A Preferred Stock was 8,312,423. In connection with the investment, the holder appointed a director to our Board.

In February 2000, Vulcan Ventures Incorporated ("Vulcan"), purchased $1,650,000 of mandatorily convertible cumulative Series B preferred stock (the "Series B Preferred Stock"), which will be converted into Common Stock or Class B Stock no later than seven years after it is issued. The Company has the option of redeeming at any time after August 28, 2003. The Series B Preferred Stock has a liquidation preference of $1,000 per share and is convertible at a price of $61.86 per share. All dividends will be paid in additional shares of Preferred Stock. At December 31, 2002 the Company has paid cumulative dividends in the amount of $359,355 in the form of additional shares of Series B Preferred Stock. At December 31, 2002 the number of shares that would be issued upon conversion of the Series B Preferred Stock was 32,482,282. In connection with the investment Vulcan appointed two directors to our Board. The Preferred Stock has a dividend rate of 7% per annum. The investment is limited to a 15% vote, in most cases.

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

Equity Offerings

On June 28, 2001, Red Basin, LLC, an entity formed by a director together with certain family members and trusts, purchased approximately 7,661,000 shares of common stock and warrants to acquire approximately 3,831,000 shares of common stock, for $50,000. The purchase price of the common stock and accompanying warrants is approximately $6.53 per share of common stock. The warrants have a term of 4-1/2 years and an exercise price equal to $12.928 per share. Pursuant to a stockholder's agreement, Red Basin has certain other rights and obligations, including preemptive rights to purchase additional share of common equity, registration rights, restrictions on transfer of shares, limitations on acquiring additional shares, and other matters.

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

The number of shares, which may be distributed under the RCN ESPP as matching shares, or in payment of share units, is 500,000. At December 31, 2002, there were 772,887 RCN ESPP shares arising from participants' contributions and 875,028 matching shares. At December 31, 2001, there were 304,494 RCN ESPP shares arising from participants' contributions and 304,450 matching shares. The Company recognizes the cost of the matching shares over the vesting period. At December 31, 2002, deferred compensation cost relating to matching shares was $703. Expense recognized in 2002, 2001 and 2000 was $1,055, $1,210 and $967,
respectively. Matching shares are included in weighted average shares outstanding for purposes of computing earnings per share.

18. PENSIONS AND EMPLOYEE BENEFITS

In 1997, RCN established a 401(k) savings plan that also qualifies as an ESOP (the "ESOP"). Contributions charged to expense in 2002, 2001, and 2000 for these plans were $3,825, $4,824, and $3,591, respectively. The Company issued 51,014 shares of treasury stock to the RCN 401(k) savings plan related to late deposits in 2001.

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

During the third quarter of 2002, the Company received a second supplemental IRS Letter Ruling indicating diversification of assets within the ESOP initiated by employees as well as disposition of assets held by the ESOP in connection with the termination of employment, will not have an adverse impact on rulings previously issued.

As of September 30 2002, the ESOP owned Company Common Stock exceeding the requirements of the Private Letter Ruling and its supplemental rulings.

In addition, the Company has two additional 401(k) savings plans as the result of the 21st Century acquisition. Both plans are employee contribution plans with no employer matching contribution. The Company plans to merge these plans into the existing RCN 401(k) savings plan.

The Company provides certain post-employment benefits to former or inactive employees of the Company who are not retirees. These benefits are primarily short-term disability salary continuance. The Company accrues the cost of post-employment benefits over employees' service lives. The Company uses the services of an enrolled actuary to calculate the expense. The net periodic post-employment benefit cost was approximately $1,304, $644, and $987 in 2002, 2001, and 2000, respectively.


19. COMMITMENTS AND CONTINGENCIES

a. The Company had various purchase commitments at December 31, 2002 related to its 2003 construction budget.

b. Total rental expense, primarily for office space and equipment, was $29,275, $42,680 and $32,166 for 2002, 2001 and 2000, respectively. At December 31, 2002, rental commitments under non-cancellable leases, excluding annual pole rental commitments of approximately $2,917 that are expected to continue indefinitely, are as follows:

                           Year                             Aggregate Amounts
                           ----                             -----------------
                           2003                               $ 30,868
                           2004                               $ 28,025
                           2005                               $ 24,044
                           2006                               $ 26,439
                           2007                               $ 31,272
                           Thereafter                         $154,795

c. The Company has outstanding letters of credit aggregating $40,005 at December 31, 2002 of which $25,005 is collateralized by cash.

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

e. The Company currently does not pay a 5% franchise fees on its cable modem Internet access services on the basis that the FCC has determined that such Internet services are not "cable services" as defined in the Communications Act. The Company's position has been challenged by the City of Chicago, which has brought suit against the Company and other franchised cable television operators in the City of Chicago. The defendants have sought to remove the action to federal court and to dismiss it on the ground that cable modem service is not a cable television service. The City of Chicago has opposed these motions and both matters are now before the Court. The Company will continue to vigorously defend its position in this action but can provide no assurances that it will prevail in this action. To the extent that the City of Chicago prevails, it would mean that the Company would likely be required to pass through the additional fees to its cable modem Internet service customers.

f. A suit has been commenced against RCN Corporation in the Delaware Court of Chancery by Edward T. Joyce, as representative of the former stockholders and warrant holders of 21st Century Telecom Group, Inc. ("21st Century"). Mr. Joyce is a former member of the Board of Directors of 21st Century. RCN acquired the stock of 21st Century pursuant to an Agreement and Plan of Merger that closed in April, 2000 (the "Merger Agreement"). Pursuant to the Merger Agreement, RCN held back 10% of its common stock consideration (the "10% Holdback") for a period of one year to allow for any indemnity claims. The Merger Agreement stated that the 10% Holdback would be based upon RCN's stock price at the time the Merger Agreement was executed. The suit seeks reformation of the Merger Agreement to reflect what Plaintiffs allege was actually negotiated and agreed to -- that the 10% Holdback would be based upon RCN's stock price as of the end of the one year holdback period. Because RCN's stock had fallen in value during this period, if Plaintiffs prevail RCN would have to distribute approximately 5 million additional shares in consideration of the Merger Agreement. RCN has filed a motion to dismiss this matter.

g. With respect to its tax free spin-off in September 1997 from C-TEC Corporation, the Company has agreed to indemnify Cable Michigan and CTE and their respective subsidiaries against any and all liabilities which arise primarily from or relate primarily to the management or conduct of the business of the Company prior to the effective time of the Distribution. The Company has also agreed to indemnify Cable Michigan and CTE and their respective subsidiaries against 30% of any liability which arises from or relates to the management or conduct prior to the effective time of the Distribution of the businesses of C-TEC and its subsidiaries and which is not a true CTE liability, a true Cable Michigan liability or a true Company liability. The Tax Sharing Agreement, by and among the Company, Cable Michigan and CTE (the "Tax Sharing Agreement"), governs contingent tax liabilities and benefits, tax contests and other tax matters with respect to tax returns filed with respect to tax periods, in the case of the Company, ending or deemed to end on or before the Distribution Date. Under the Tax Sharing Agreement, Adjustments (as defined in the Tax Sharing Agreement) to taxes that are clearly attributable to the Company Group, the Cable Michigan Group, or the CTE Group will be borne solely by such group. Adjustments to all other tax liabilities will be borne 50% by CTE, 30% by the Company and 20% by Cable Michigan.

Notwithstanding the above, if as a result of the acquisition of all or a portion of the capital stock or assets of the Company or as a result of any other action taken by the Company, the distribution fails to qualify as a tax-free distribution under Section 355 of the Code, then the Company will be liable for any and all increases in tax attributable thereto.

In addition to the above, in the normal course of business, the Company becomes party to various legal proceedings of which there are several pending. In the opinion of management, these proceedings will not have a material adverse effect on the financial position or results of operations or liquidity of the Company.

20. RELATED PARTY TRANSACTIONS

The Company had the following transactions with related parties during the years ended December 31, 2002, 2001 and 2000:

                                                      2002       2001      2000
                                                    -------   --------   -------
Corporate office costs allocated
  to related parties                                $ 1,200   $  1,200   $ 1,996
Terminating revenues from related party               3,677      7,846     7,066
Expenses allocated to unconsolidated
  joint venture partner                              17,782     19,594    21,776
Related party expenses for network construction       6,796    202,683    83,675
Related party expenses for utility service            3,297      2,467     2,392

At December 31, 2002 and 2001, the Company has accounts receivable from related parties of $10,207 and $16,698, respectively, for these transactions. At December 31, 2002 and 2001, the Company has accounts payable to related parties of $13,558 and $20,693, respectively.

The Company has an existing relationship with Commonwealth Telephone Enterprises, Inc. ("CTE"). Our Chairman and Chief Executive Officer is also the Chairman of CTE. Eight of our Directors also serve on the board of directors of CTE. Prior to September 30, 1997, RCN was a wholly owned subsidiary of CTE (formerly C-TEC Corporation). On September 30, 1997, C-TEC distributed the shares of RCN to its shareholders. The Company agreed to provide or cause to be provided certain specified services (management services) to CTE for a transitional period after the distribution. The agreement was terminated by CTE in December 2002. The total fee for 2002 was approximately $1,200. Fees received from C-TEC and its subsidiaries in 2001 and 2000 were approximately $1,200 and $2,000, respectively.

In 2002, the Company paid NSTAR Communications and NSTAR approximately $7,333, primarily for network construction and related support and separately paid NSTAR approximately $3,297 for utility service. Total fees paid to NSTAR in 2001 and 2000 were approximately $64,400 and $36,700, respectively. Construction costs are capitalized and are recorded as Property, plant, and equipment on the Company's Balance Sheets. A Director of the Company is also the Chairman and Chief Executive Officer of BECO and NSTAR Communications.

In 2002, the Company paid Sordoni Skanska, a subsidiary of Skanska USA, as project manager, approximately $594 to oversee network construction and for related labor costs in several of the Company's markets. The Company reimburses Sordoni Skanska for staff and administrative services, project management fees, and invoices from sub contractors. Fees paid during 2001 were approximately $54,200. The Company also paid Barney Skanska approximately $1,088 and $11,300 for construction services relating to certain of the Company's hub sites in 2002 and 2001, respectively. Fees paid in 2000 to Sordoni Skanska and Mr. Skanska were approximately $52,600. Construction costs are capitalized and are recorded as Property, plant, and equipment on the Company's Balance Sheets. A former Director of the Company was the President of Skanska USA.

In 2002, the Company paid Level 3 Communications approximately $2,088 for network construction and approximately $2,305 for circuit costs. Approximate total payments to Level 3 in 2001 and 2000 were $13,400 and $4,600, respectively. Level 3 owns 24.29% of the outstanding shares of common stock in RCN as of December 31, 2002. In addition, the Company's Chairman and Chief Executive Officer and director is also a director of Level 3.

In July 2002, the Company entered into a four year data center outsourcing contract with (i)Structure, Inc., a subsidiary of Level 3 Communications. The
(i)Structure data center will primarily host the Company's billing systems and financial support applications. The base service fee is approximately $150 per month.

The Company provided CTE local and long distance services of approximately $3,509 during 2002. Commonwealth Telephone Company and CTSI, Inc. a subsidiary of CTE, provided the Company with local and long distance services of approximately $198. For the years ended December 31, 2001 and 2000 total costs paid to CTE and its subsidiaries were $702 and $1,100, respectively.

In 2002, the Company paid the Hanify and King law firm approximately $287 for legal services. In 2001, $182 in fees were paid to the firm. The Company's Chairman and Chief Executive Officer and Director has a family member who is a partner with Hanify and King.

In 2002, the Company paid $225 to Liberty Mutual Insurance Company to lease office space for operations in our Boston market. Lease payments in 2001 were $196. Thomas J. May, a Director of the Company is also a Director of Liberty Mutual Insurance Company.

21. OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

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

SUPPLEMENTARY DATA - QUARTERLY INFORMATION (Unaudited)
Dollars in thousands except per share amounts

                   2002                         1ST QUARTER     2ND QUARTER       3RD QUARTER     4TH QUARTER
                   ----                         -----------     -----------       -----------     -----------
Sales                                           $ 111,381       $   114,256       $ 114,494       $ 117,220

Operating (loss) before non-cash stock
based compensation, depreciation and
amortization and goodwill write-down and
special charges                                 $ (31,416)      $   (25,898)      $ (20,572)      $ (19,538)
Net loss from continuing operations before
extraordinary item                              $(163,661)      $(1,095,219)      $(171,530)      $(163,749)

Loss before discontinued operations
extraordinary item per average share            $   (1.61)      $    (10.47)      $   (1.56)      $   (1.49)

Net loss available to common shareholders       $(148,671)      $(1,094,400)      $(169,154)      $(158,114)
COMMON STOCK
    High                                        $    3.14       $      1.95       $    1.56       $    0.90
    Low                                         $    1.20       $      1.11       $    0.51       $    0.48

                   2001                         1ST QUARTER     2ND QUARTER       3RD QUARTER     4TH QUARTER
                   ----                         -----------     -----------       -----------     -----------
Sales                                           $  93,916       $    98,259       $ 103,702       $ 109,694

Operating (loss) before non-cash stock
based compensation, depreciation and
amortization and goodwill write-down and
special charges                                 $ (88,519)      $   (65,875)      $ (44,034)      $ (40,213)
Net loss from continuing operations before
extraordinary item                              $(259,984)      $  (679,268)      $(187,858)      $(199,933)

Loss before discontinued operations
extraordinary item per average share            $   (2.97)      $     (7.41)      $   (1.93)      $   (2.04)
Net income (loss) available to common
shareholders                                    $(257,945)      $  (676,850)      $(111,640)      $ 209,983
COMMON STOCK
    High                                        $   14.06       $      7.00       $    5.75       $    4.43
    Low                                         $    5.13       $      2.94       $    1.95       $    2.45

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


/s/ Jeffrey M. White
-----------------------
Jeffrey M. White
Vice Chairman and Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of RCN Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 40 present fairly, in all material respects, the financial position of RCN Corporation and its Subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (a)(2) on page 40 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and Statement of Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" on January 1, 2002.


/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 12, 2003