Form 10-K/A
period 2002-12-31
RCN CORP /DE/
filed 2003-04-02
CIK 1041858

                                  FORM 10-K/A
                               (Amendment No. 1)
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                                EXPLANATORY NOTE

      This Amendment No. 1 to our Annual Report on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 that was originally filed on March 31, 2003, in order to correct two clerical errors. First, the Certifications of the Chief Executive Officer and the Chief Financial Officer required under Exchange Act Rules 13a-14 and 15d-14 inadvertently contained language in addition to that required by the aforementioned rules. Second, Certification of the Chief Executive Officer and Chief Financial
Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, while listed on the list of Exhibits as
Exhibit 99.1, was inadvertently not included in the filing of our Annual Report on Form 10-K, but is now filed as Exhibit 99.1 with this Amendment No. 1 to our Annual Report on From 10-K/A.

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

      10.18* 2001 Chairman's Performance and Retention Bonus Plan.

      21*   Subsidiaries of Registrant

      23.1* Consent of PricewaterhouseCoopers LLP with respect to RCN
      Corporation

      24*   Power of Attorney

      99.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: April 2, 2003    RCN Corporation


                                By: /s/ David C. McCourt
                                    -------------------------
                                    David C. McCourt
                                    Chairman and Chief Executive Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                            Section 302 Certification

      I, David C. McCourt, certify that:

1. I have reviewed this Amendment No. 1 to annual report on Form 10-K/A of RCN Corporation;

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


Date:  April 2, 2003                      /s/ DAVID C. MCCOURT
                                          --------------------------
                                          Name: David C. McCourt
                                          Title: Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                            Section 302 Certification

      I, Jeffrey M. White, certify that:

1. I have reviewed this Amendment No. 1 to annual report on Form 10-K/A of RCN Corporation;

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


Date:  April 2, 2003                      /s/ JEFFREY M. WHITE
                                          --------------------------
                                          Name: Jeffrey M. White
                                          Title: Vice Chairman and Chief
                                          Financial Officer

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