Form 10-Q
period 2003-03-31
RCN CORP /DE/
filed 2003-05-14
CIK 1041858

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended March 31, 2003

                                       OR

      [ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                For the Transition Periods from ______ to ______.

                        Commission File Number: 001-16805

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the 7registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

YES  [X]        NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of March 31, 2003.

Common Stock                    110,948,391

Indicate by check mark whether the registrant is an accelerated filer as defined by Rule 12b-2 of the 1934 Securities and Exchange Act:

                             [X]  Yes        [ ]  No

RCN CORPORATION

INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2002

         Condensed Consolidated Balance Sheets at March 31, 2003 and December 31, 2002

         Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002

         Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

PART I -  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        RCN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars In Thousands, Except Share and Per Share Data)
                                   (Unaudited)

                                                           For the Three Months Ended
                                                                    March 31,
                                                         ------------------------------
                                                             2003             2002
                                                         -------------    -------------
Sales                                                    $     124,458    $     111,381
Costs and expenses, excluding non-cash
 stock based compensation, depreciation
 and amortization:
   Direct expenses                                              42,152           46,690
   Operating and selling, general
    and administrative                                          84,390           96,093
Non-cash stock based compensation                                2,049            2,576
Impairments and special charges                                     80             (478)
Depreciation and amortization                                   51,484           73,675
                                                         -------------    -------------
Operating loss                                                 (55,697)        (107,175)
Investment income                                                1,653            7,644
Interest expense                                               (49,222)         (40,573)
Gain on early extinguishment of debt                                --           13,073
Other income, net                                                6,179              912
                                                         -------------    -------------
Loss from continuing operations
 before income taxes                                           (97,087)        (126,119)
Income tax provision (benefit)                                      12             (750)
                                                         -------------    -------------
Loss from continuing operations before equity
 in unconsolidated entities and minority interest              (97,099)        (125,369)
Equity in income of unconsolidated entities                      3,781           11,114
Minority interest in loss of consolidated
 entities                                                           --            3,212
                                                         -------------    -------------
Net loss from continuing operations                            (93,318)        (111,043)
Discontinued operations (see Note 5)
  Income from discontinued operations,
   (including gain on disposal of $165,865)                    168,695            1,898
  Income tax provision                                             761               --
                                                         -------------    -------------
Gain from discontinued operations                              167,934            1,898

Net income (loss)                                               74,616         (109,145)
Preferred dividend and accretion requirements                   42,263           39,526
                                                         -------------    -------------
Net income (loss) to common shareholders                 $      32,353    $    (148,671)
                                                         =============    =============
Basic and Diluted loss per common share:
  Net loss from continuing operations                    $       (1.23)   $       (1.48)
  Net income from discontinued operations                         1.52             0.02
                                                         -------------    -------------
  Net income (loss) to common shareholders               $        0.29    $       (1.46)
                                                         =============    =============
  Weighted average shares outstanding                      110,165,770      101,826,546
                                                         =============    =============

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                        RCN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (Dollars In Thousands, Except Share and Per Share Data)
                                   (Unaudited)

                                                 March 31,   December 31,
                                                   2003         2002
                                                ----------   ------------
ASSETS

Current assets:
   Cash and temporary cash investments          $  205,309   $   49,365
   Short-term investments                               --      227,641
   Accounts receivable from related parties         16,051       10,207
   Accounts receivable, net of reserve for
    doubtful accounts of $10,274 and $10,705        61,754       56,915
   Unbilled revenues                                   667          770
   Interest and dividends receivable                 1,288        1,595
   Prepayments and other current assets             36,760       17,835
   Short-term restricted investments (Note 2)      136,051       34,920
   Current assets of discontinued operations            --        3,971
                                                ----------   ----------
Total current assets                               457,880      403,219

Property, plant and equipment, net of
   accumulated depreciation of $857,000
   and $809,000                                  1,195,766    1,234,939
Investments in joint ventures and equity
   securities                                      227,239      228,231
Intangible assets, net of accumulated
   amortization of $64,977 and $64,912               1,916        1,741
Goodwill                                             6,130        6,130
Long-term restricted investments (Note 2)          100,000           --
Deferred charges and other assets                   43,584       43,606
Noncurrent assets of discontinued operations            --       72,416
                                                ----------   ----------
Total assets                                    $2,032,515   $1,990,282
                                                ==========   ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:

   Current maturities of long-term debt                                      $    39,539    $    37,417
   Accounts payable                                                               24,334         28,016
   Accounts payable to related parties                                            14,584         13,558
   Advance billings and customer deposits                                         25,716         27,940
   Accrued exit costs                                                             28,188         30,667
   Accrued expenses                                                              170,928        176,866
   Current liabilities of discontinued operations                                     --          3,852
                                                                             -----------    -----------
Total current liabilities                                                        303,289        318,316
                                                                             -----------    -----------

Long-term debt                                                                 1,692,980      1,706,997
Other deferred credits                                                             6,848          4,166
Minority interest                                                                     --            791

Commitments and contingencies

Redeemable preferred stock, Series A, convertible, par value $1 per share;
   708,000 shares authorized, 329,306 and 323,934 shares issued and
   outstanding, respectively                                                     322,179        316,342
Redeemable preferred stock, Series B, convertible,
   par value $1 per share; 2,681,931 shares
   authorized, 2,044,099 and 2,009,335 shares
   issued and outstanding, respectively                                        2,024,511      1,988,084

Common shareholders' deficit:
   Preferred stock, par value $1 per share,
     21,610,069 authorized, none issued and outstanding                               --             --
      Class A Common stock, par value $1 per share,
     500,000,000 shares authorized, 110,948,391 and
     110,795,577 shares issued and 110,265,524 and
     110,112,690 shares outstanding,
     respectively                                                                110,948        110,796
   Class B Common stock, par value $ per share,
     400,000,000 shares authorized, none issued and
     outstanding                                                                      --             --
   Additional paid-in capital                                                  1,451,902      1,451,744
   Cumulative translation adjustments                                            (11,907)        (5,134)
   Unearned compensation expense                                                  (2,450)        (4,336)
   Unrealized appreciation on investments                                            830          1,484
   Treasury stock, 682,867 shares at cost                                         (9,583)        (9,583)
   Accumulated deficit                                                        (3,857,032)    (3,889,385)
                                                                             -----------    -----------
Total common shareholders' deficit                                            (2,317,292)    (2,344,414)
                                                                             -----------    -----------
Total liabilities, redeemable preferred stock
and common shareholders' deficit                                             $ 2,032,515    $ 1,990,282
                                                                             ===========    ===========


The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                        RCN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (Unaudited)

                                                                                 For the Three Months Ended
                                                                                          March 31,
                                                                                     2003         2002
                                                                                   ---------    ---------
Cash flows from operating activities
  Net income (loss)                                                                $  74,616    $(109,145)
  Income from discontinued operations                                                  2,830        1,898
                                                                                   ---------    ---------
  Net income (loss) from continuing operations                                        71,786     (111,043)
Adjustment to reconcile net income (loss) from continuing
Operations to net cash used in operating activities:
      Accretion of discounted debt                                                     7,563       18,562
      Amortization of financing costs                                                  8,954        7,415
      Non-cash stock based compensation expense                                        2,049        2,576
      Gain on sale of assets                                                          (8,118)        (516)
      Gain on early extinguishment of debt                                                 -      (13,073)
      Gain on sale of discontinued operation                                        (165,134)           -
      Depreciation and amortization                                                   51,484       73,675
 Income taxes, net                                                                        12         (750)
      Provision for losses on accounts receivable                                      3,774        2,754
      Equity in income of unconsolidated entities                                     (3,781)     (11,114)
      Impairments and special charges                                                     80         (478)
      Minority interest                                                                    -        3,212
                                                                                   ---------    ---------
                                                                                     (31,331)     (28,780)
    Net change in working capital                                                    (23,097)     (61,095)
                                                                                   ---------    ---------

Net cash used in continuing operations                                               (54,428)     (89,875)
Cash provided by discontinued operations                                               3,158        4,146
                                                                                   ---------    ---------
Net cash used in operating activities                                                (51,270)     (85,729)
                                                                                   ---------    ---------

Cash flows from investing activities:
  Additions to property, plant and equipment                                         (21,551)     (41,516)
  Short-term investments                                                             227,641      (37,433)
  Investment in unconsolidated joint venture                                               -       (6,000)
  Proceeds from sale of assets                                                         2,628        2,302
  Proceeds from sale of discontinued operations                                      242,844            -
  Discontinued operations                                                             (2,191)          25
  Increase in investments restricted for debt service                               (219,538)           -
  Other                                                                               (3,813)       1,585
                                                                                   ---------    ---------
Net cash provided by (used in) investing activities                                  226,020      (81,037)
                                                                                   ---------    ---------

Cash flows from financing activities:
  Repayment of long term debt                                                         (7,781)    (187,500)
  Repayment of capital leases                                                         (1,427)        (549)
  Payments made for debt financing costs                                              (9,598)     (10,315)
  Proceeds from the exercise of stock options                                              -            9
                                                                                   ---------    ---------

Net cash used in financing activities                                                (18,806)    (198,355)
                                                                                   ---------    ---------

Net increase (decrease) in cash and temporary cash investments                       155,944     (365,121)
Cash and temporary cash investments at beginning of quarter                           49,365      476,220
                                                                                   ---------    ---------

Cash and temporary cash investments at end of quarter                              $ 205,309    $ 111,099
                                                                                   =========    =========

Supplemental disclosures of cash flow information
Cash paid during the periods for:
   Interest (net of $430, and $6,275 capitalized
   as of March 31, 2003 and 2002, respectively)                                    $  23,529    $  25,268
                                                                                   =========    =========
   Income taxes                                                                    $       -    $       -
                                                                                   =========    =========

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

                        RCN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          QUARTER ENDED MARCH 31, 2003
             (Dollars In Thousands, Except Share and Per Share Data)
                                   (Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of RCN Corporation and its wholly owned subsidiaries, ("RCN" or the "Company") have been prepared in accordance with requirements of the Securities and Exchange Commission ("SEC") for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted.

In the opinion of the management, the unaudited condensed consolidated financial statements include all adjustments, which consists of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the period ended March 31, 2003 are not necessarily indicative of operating results expected for the full year or future interim periods. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, and the Risk Factors included in the Company's December 31, 2002 Annual Report on Form 10-K filed with the SEC.

2.   OPERATIONS AND LIQUIDITY

At March 31, 2003, the Company had approximately $205,309 in cash, temporary cash and short-term investments and $236,051 in restricted cash. The Company believes that current available cash, cash equivalents, short-term investments and proceeds from revenues will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and other activities for at least through mid-2004. In order for the Company to meet its long-term liquidity needs, the Company will have to do one of, or a combination of, the following:
(i) outperform its business plan, (ii) improve operational efficiencies, (iii) raise additional capital through issuance of equity or debt securities, (iv) further amend the Credit Facility, (v) restructure the balance sheet, and (vi) consummate additional asset sales. The Company cannot assure that it will be able to implement any of the foregoing on acceptable terms.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the quarterly report in which these consolidated financial statements are included for more information about the risks associated with our current financial condition.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and requires retirement obligations to be recognized when they are incurred and displayed as liabilities, with a corresponding amount capitalized as part of the related long-lived asset. The capitalized element is required to be expensed using a systematic and rational method over the assets useful-life. The Company adopted

SFAS No. 143 on January 1, 2003 and the adoption of this statement did not have a material impact on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission on FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Under certain provisions of SFAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items net of the effects of income taxes. Instead, those gains and losses should be included as a component of income before income taxes. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item will be reclassified upon adoption. The Company adopted SFAS No. 145 on January 1, 2003. Accordingly in the condensed consolidated statements of operations for the period ended March 31, 2002, the extraordinary gains on early retirement of debt has been reclassified. See Note 7 on Long-term debt for discussion on SFAS No. 145. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity. It also establishes fair value as the objective for initial measurement of the liability. The Company adopted the provisions of SFAS No. 146 on January 1, 2003. See Note 6 on Accrued Exit Costs for discussion on the impact of adopting SFAS No. 146.

In November 2002, the FASB issued Financial Interpretation No. 45 ("FIN 45"), "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of the recognition and initial measurement requirements of FIN 45 did not have a material impact on the financial position, cash flows or results of operations of the Company.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities", which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a variable interest entity, as defined in FIN 46, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entities activities or entitled to receive a majority of the entities residual returns or both. FIN 46 also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company is currently evaluating the impact the adoption of FIN 46 will have on the financial position, results of operations and cash flows particularly as it relates to the Company's interest in Starpower and Megacable.

4.   CHANGE IN ESTIMATE FOR RECIPROCAL COMPENSATION REVENUE

The Company recognizes revenue when evidence of an arrangement exists, services are rendered, the selling price is determinable and collectibility is reasonably assured.

As it pertains to reciprocal compensation revenue, which is the fee local exchange carriers pay to terminate calls on each other's networks, the Company has historically recognized such revenue as it was realized. This was due to the uncertainty of various legal regulatory rulings that affected the Company's ability to accurately determine the amount of reciprocal compensation revenue to recognize prior to the point in time such amounts were paid. Over the past year, the system limitations have been resolved and the FCC has concluded on various tariff/interconnect rules that have now permitted the Company to accurately estimate the amount of reciprocal compensation revenue to be earned for calls terminated on the Company's network in the period such services are rendered. Accordingly, during the quarter ended March 31, 2003, the Company recognized approximately $7,100 of incremental reciprocal compensation revenue as a result of this change in estimate. Approximately $4,100 of this amount related to services rendered in calendar 2002.

5.   DISCONTINUED OPERATIONS

a) During the third quarter 2002, the Company entered into a definitive agreement to sell its central New Jersey cable system assets and customers serviced by this network for net cash proceeds of approximately $242,844 after transaction fees and amounts paid to acquire minority interests. In addition, the Company will be reimbursed for certain post-signing expenditures related to ongoing upgrades to the central New Jersey network being performed by the Company. The central New Jersey network services approximately 80,000 customers. The transaction, which was completed on February 19, 2003, was structured as an asset purchase, with the buyer assuming certain liabilities related to the business. The Company recorded a gain of approximately $165,134 from sale of the assets of the discontinued operations net of taxes, transaction fees and minority interest. At March 31, 2003, approximately $18,407 of the cash proceeds from the sale of assets are being held in an escrow account for purchase price adjustments that were determinable at the closing date. This amount is included in Prepayments and other current assets on the balance sheet and is expected to be released to the Company by February 19, 2004.

In accordance with SFAS No. 144, the results of operations for central New Jersey are reported as discontinued operations and depreciation and amortization was no longer recognized on assets to be sold since the date of the agreement. The following are the summarized results of the central New Jersey operations:

                                 FOR THE THREE MONTHS ENDED
                                         MARCH 31,
                                         ---------
                                       2003      2002
                                     -------   -------
Sales                                $ 7,480   $13,154
Direct expenses                        2,663     4,148
Operating and selling, general and
  Administrative, and depreciation
  and amortization expense             2,019     4,788
Income before tax                      2,860     1,898
Income after tax                     $ 2,830   $ 1,898

The current and noncurrent assets and liabilities of the central New Jersey operation to be sold at December 31, 2002 were as follows:

                                                                 DECEMBER 31,
                                                                 ------------
                                                                    2002
                                                                   -------
Current assets:
 Accounts receivable from related parties                          $   154
 Accounts receivable, net of reserve                                 3,817
                                                                   -------
Current assets of discontinued operations                          $ 3,971
                                                                   =======

Noncurrent assets:
 Property, plant and equipment, net                                $72,304
 Intangible assets, net                                                 22
 Goodwill                                                               90
                                                                   -------
Noncurrent assets of discontinued operations                       $72,416
                                                                   =======

Current liabilities:
 Advanced billings and customer deposits                           $ 3,852
                                                                   -------
Current liabilities of discontinued operations                     $ 3,852
                                                                   =======

b) In the first quarter of 2002, the Company completed the sale of a portion of its business customer base that was not served by its broadband network. The sale was based on certain contingencies outlined in the sales agreement. After such contingencies, cash proceeds of the sale were $2,169. The Company realized a gain of $1,147 on the transaction. The gain is included in the Other income line item.

6.   SPECIAL CHARGES AND ACCRUED EXIT COSTS

The total asset impairment and special charges are comprised of the following:

                                    FOR THE THREE MONTHS ENDED
                                            MARCH 31,
                                            ---------
                                         2003      2002
                                        -------   -------
Construction materials                  $     -   $ 4,327
Exit costs for excess facilities-net         80    (4,805)
                                        -------   -------

Total impairments and special charges   $    80   ($  478)
                                        =======   =======

Due to the continued severe slowdown in the telecommunications industry, the economy, and continued limited availability of capital, the Company revised its growth plan during 2002. Under the revised plan, the Company decided to substantially curtail future capital spending and network geographic expansion in all existing markets, focus on customer growth in existing markets and reducing operating expenses. As part of the revised growth plan, construction material levels were assessed based on the build-out requirements of our revised plan. The assessment process resulted in the identification of excess construction material that cannot be used for alternative use and which is either to be returned to vendors, or resold to a secondary market. During the three months ended March 31, 2002, a charge in the amount of approximately $4,327 was recognized to write down excess construction materials to their net realizable value.

In addition, the Company initiated discussions with the respective franchising authorities to inform them of the Company's decision to stop or delay construction. During the three months ended March 31, 2003 and 2002, the Company recognized approximately $0 and $2,049 in additional accrued costs and penalties which are included in the Operating and selling, general and administrative expenses in the statement of operations.

A detailed review of facility requirements against lease obligations has been continuously conducted by the Company to identify excess space. Along with the revised expansion plans, the Company has also consolidated certain operating activities, which has resulted in the Company exiting excess facilities. During the three months ended March 31, 2003 and 2002, the Company recorded additional accrued costs to exit excess facilities of approximately $370 and $0, respectively. In accordance with the provisions of SFAS No. 146, the exit costs accrued in 2003 were made at the cease-use date and include estimated sublease rentals. Additionally, during the three months ended March 31, 2003 and 2002, the Company recognized approximately $290 and $4,805, respectively, of recoveries resulting from settlements and changes in estimates related to certain lease obligations.

The total activity for the three months ended March 31, 2003 for accrued exit costs, representing estimated damages, costs and penalties relating to franchises and real estate facilities is presented below. Recoveries are recorded when sublease agreements are executed at more favorable rates than originally anticipated or franchise issues are resolved for lower expense than anticipated.

                                                        FRANCHISE
                                                          EXIT                    TOTAL
                                                        COSTS AND    FACILITY    ACCRUED
                                                        PENALTIES   EXIT COSTS  EXIT COSTS
                                                       -----------  ----------  ----------
Balance at December 31, 2002                           $    15,595   $ 15,072    $ 30,667
  Additional accrued costs                                      --        370         370
  Recoveries                                                    --       (290)       (290)
  Payments                                                      --     (2,559)     (2,559)
                                                       -----------   --------    --------
Balance at March 31, 2003                              $    15,595   $ 12,593    $ 28,188
                                                       ===========   ========    ========

7.   LONG-TERM DEBT

Long-term debt including capital leases outstanding at March 31, 2003 and December 31, 2002 is as follows:

                                                    MARCH 31,  DECEMBER 31,
                                                   ----------  ------------
                                                      2003         2002
                                                   ----------   ----------
Term Loans                                         $  539,156   $  546,938
Senior Notes 10% due 2007                             161,116      161,116
Senior Discount Notes 11.125% due 2007                320,497      320,497
Senior Discount Notes 9.8% due 2008                   326,286      322,481
Senior Discount Notes 11% due 2008                    141,240      137,459
Senior Notes 10.125% due 2010                         231,735      231,735
Capital Leases                                         12,489       24,188
                                                   ----------   ----------
  Total                                             1,732,519    1,744,414
Current maturities of long-term debt                   39,539       37,417
                                                   ----------   ----------
  Total Long-Term Debt                             $1,692,980   $1,706,997
                                                   ==========   ==========

Term Loans

In June 1999, the Company and certain of its subsidiaries (together, the "Borrowers") entered into a $1,000,000 Senior Secured Credit Facility (the "Credit Facility"). The collateralized facilities are comprised of a $250,000 seven-year Revolving Credit Facility (the "Revolver"), a $250,000 seven-year multi-draw Term Loan Facility (the "Term Loan A") and a $500,000 eight-year Term Loan Facility (the "Term Loan B"). All three facilities are governed by a single credit agreement (as amended, the "Credit Agreement").

The Company entered into an amendment to the Credit Agreement dated March 7, 2003 (the "Fifth Amendment"). The Fifth Amendment enables the Company to incur additional senior secured debt, adjusts the operating and financial covenants to better reflect the Company's business plan and modifies certain other restrictions. In connection with the Fifth Amendment, the Company paid certain lenders fees of approximately $9,644. The Fifth Amendment also reduces the amount available under the Revolver to $15,000, under which there were no borrowings outstanding at March 31, 2003, and requires the Company to maintain a cash collateral account of at least $100,000 for the benefit of the lenders under its credit facility. At March 31, 2003 the Company maintained cash collateral of approximately $236,051 (of which $100,000 has been classified as long-term). The Fifth Amendment also calls for half of the first $100,000 in proceeds from future asset sales, and 80% of proceeds from assets sales in excess of $100,000, to be used to pay down the Company's senior secured term loans. Additionally, the Company will increase amortization payments under its term loans by an amount equal to 50% of interest savings from new repurchases of senior notes, not to exceed $25,000. The Fifth Amendment also enables the Company to incur up to $500,000 of new senior indebtedness that may be secured by a second subordinated lien on the company's assets. Up to $125,000 of existing cash and the proceeds of new indebtedness may be used to repurchase outstanding senior notes. As a result of the Fifth Amendment, the Company will not be able to borrow money that may otherwise have previously been available to it under the Revolver.

On March 25, 2002, the Company entered into an amendment to the Credit Agreement (the "Fourth Amendment"). The Fourth Amendment amended certain financial covenants, certain other negative covenants and amends certain other terms of the Credit Agreement, including increases to the margins and commitment fee payable thereunder. In connection with the Fourth Amendment, the Company paid certain lenders a fee of approximately $12,900, repaid $187,500 of outstanding term loans under the Credit Facility and permanently reduced the amount available under the Revolver from $250,000 to $187,500. The Company also agreed that it would not draw down additional amounts under the Revolver until the later of March 31, 2004 or the date on which the Company delivers to the lenders a certificate with calculations demonstrating that the Company's EBITDA, as defined, was at least $60,000 in the aggregate for the two most recent consecutive fiscal quarters. In connection with the Fourth Amendment, each of the lenders party thereto also agreed to waive any default or event of default under the Credit Agreement that may have occurred prior to the date of the Fourth Amendment.

As adjusted by the Fourth Amendment, the interest rate on the Credit Facility is, at the election of the Borrowers, based on either a LIBOR or an alternate base rate option. For the Revolver or Term Loan A borrowing, the interest rate will be LIBOR plus a spread of up to 350 basis points or the base rate plus a spread of 250 basis points, depending upon whether the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA") has become positive and thereafter upon the ratio of debt to EBITDA. In the case of the Revolver, the Company will pay a fee of 150 basis points on the unused commitment accrued including a 350 basis points fee on up to $15,000 available for Letters of credits. For all Term Loan B borrowings the interest includes a spread that is fixed at 400 basis points over the LIBOR or 300 basis points over the alternate base rate. In addition, the LIBOR rate is subject to 300 basis points per annum minimum. As adjusted by the Fifth Amendment, on July 1, 2004, if the aggregate amount of outstanding loans exceeds $415,875 (i.e., $75,000 less than the currently scheduled amount), the Applicable Spread with respect to all loans shall be increased by 100 basis points; provided, that such increase shall be eliminated if the aggregate amount of outstanding Loans is equal to or less than $390,937 on or before December 31, 2004.

The Credit Agreement contains covenants customary for facilities of this nature, including financial covenants and covenants limiting debt, liens, investments, consolidation, mergers, acquisitions, asset sales, sale and leaseback transactions, payments of dividends and other distributions, making of capital expenditures and transactions with affiliates. The Company must apply 50% of excess cash flow for each fiscal year commencing with the fiscal year ending on December 31, 2003 and certain cash proceeds realized from certain asset sales, certain payments under insurance policies and certain incurrences of additional debt to repay the Credit Facility.

The Credit Facility is collateralized by substantially all of the assets of the Company and its subsidiaries.

At March 31, 2003 the Company was in compliance with the covenants and there were no outstanding loans under the Revolver. In addition to being used to fund working capital needs, general corporate purposes and to finance telecommunications assets, the Revolver can also be utilized for letters of credit. As of March 31, 2003 there were $15,000 in letters of credit outstanding under the Revolver, none of which were drawn down.

In accordance with the 2002 Amendment, the Company prepaid $62,500 of the Term Loan A on March 25, 2002. At March 31, 2003, $166,406 of the Term Loan A was outstanding. Amortization of the Term Loan A commenced in September 2002 with amounts being repaid in quarterly installments based on percentage increments of the Term Loan A that start at 3.75% per quarter in September 2002 and increase in steps to a maximum of 10% per quarter in September 2005 through to maturity in June 2006. For the period ended March 31, 2003, the Company repaid approximately $7,031 of the Term Loan A.

In accordance with the 2002 Amendment, the Company prepaid $125,000 of the Term Loan B on March 25, 2002. At March 31, 2003, $372,750 of the Term Loan B was outstanding. Amortization of the Term Loan B commenced in September 2002 with quarterly installments of $750 per quarter until September 2006 when the quarterly installments increase to $90,750 per quarter through to maturity in June 2007. For the period ended March 31, 2003, the Company repaid approximately $750 of the Term Loan B.

Capital Leases and Long Term Debt

During the three months ended March 31, 2003, the Company completed buyout of certain of its capital lease obligations of approximately $12,655. The Company recognized a gain of approximately $7,235 from the buyout net of asset costs of $4,420 and payment of approximately $1,000. The gain is included in the Other income, net line item on the statements of operations.

Contractual maturities of long-term debt, including capital leases over the next 5 years are as follows:

                                        AGGREGATE AMOUNT
                                        ----------------
For the period April 1, 2003 through
 December 31, 2003                          $ 29,414
For the year ended December 31, 2004          46,765
For the year ended December 31, 2005          65,418
For the year ended December 31, 2006         222,156
For the year ended December 31 ,2007         663,380

During the quarter ended March 31, 2002, the Company completed two debt repurchases for certain of its Senior Discount Notes. The Company retired approximately $24,037 in face amount of debt with a book value of approximately $22,142. The Company recognized an extraordinary gain of approximately $13,073 from the early retirement of debt in which approximately $722 in cash was paid and 2,589,237 shares of common stock with a value of approximately $7,875 were issued. In addition, the Company incurred fees of approximately $180 and wrote off debt issuance costs of approximately $292. The Company adopted SFAS No. 145 on January 1, 2003, accordingly in the condensed consolidated statements of operations for the period ended March 31, 2002, the extraordinary gains on early retirement of debt of $13,073 have been reclassified and are included in the results from continuing operations. The adoption of this statement did not have a material impact on the Company's financial statements, cash flows or results from operations.

8.   STOCK BASED COMPENSATION AND REDEEMABLE PREFERRED STOCK

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

Incentive Stock Options

The Company granted 34,000 and 38,250 Incentive Stock Options ("ISO's") with a fair value under SFAS No. 123 of approximately $16 and $78 to employees during the quarter ended March 31, 2003 and 2002, respectively.

Non-cash stock based compensation expense under SFAS No. 123 related to ISO's recognized during the quarter ended March 31, 2003 and 2002 was approximately $629 and $3,607, respectively. As of March 31, 2003, the Company had not reflected approximately $2,918 of unamortized compensation expense in its financial statements for options granted as of March 31, 2003. The unamortized compensation expense is recognized over the ISO's vesting period, which is three years.

Outperform Stock Option Plan

The Company granted Outperform Stock Options ("OSO's") during the quarter ended March 31, 2003 of 750,000 including a 250,000 grant to a non-employee director. The fair value of all OSO's granted in three months ended March 31, 2003 under SFAS No. 123 was approximately $423. There were 53,000 OSO's granted during the quarter ended March 31, 2002 with a fair value under SFAS No. 123 of approximately $608.

Non-cash stock based compensation expense related to OSO's recognized during the quarter ended March 31, 2003 was approximately $1,326 including the entire value of the 250,000 OSO's granted to a non-employee director. Non-cash stock based compensation expense for the quarter ended March 31, 2002 was approximately $5,759.

As of March 31, 2003, the Company had not reflected $8,810 of unamortized compensation expense in its financial statements for options granted as of March 31, 2003. The unamortized compensation expense is recognized over the OSO's vesting period, which is five years.

Employee Stock Purchase Plan

The Company recorded $128 and $204 of non-cash compensation expense during the quarter ended March 31, 2003 and 2002, respectively, relating to purchases of stock by employees pursuant to its employee stock program.

Restricted Stock

The Company recorded $930 and $4,366 of non-cash compensation expense during the quarter ended March 31, 2003 and 2002, respectively, relating to grants of restricted stock to employees pursuant to its restricted stock program. During the quarter ended March 31, 2003 and 2002, the Company cancelled 35,200 and 687,753 grants of restricted stock, respectively, resulting in a reduction to non-cash compensation expenses for the quarter ended March 31, 2003 and 2002 by approximately $964 and $11,360, respectively.

As of March 31, 2003, the Company had unearned compensation costs of $2,450 related to restricted stock which is being amortized to expense over the restriction period.

Redeemable Preferred Stock

At March 31, 2003 the Company paid cumulative dividends in the amount of $79,604 in the form of additional Series A Preferred Stock. At March 31, 2003 the number of common shares that would be issued upon conversion of the Series A Preferred Stock was 8,457,890.

At March 31, 2003 the Company paid cumulative dividends in the amount of $394,518 in additional shares of Series B Preferred Stock. At March 31, 2003 the number of common shares that would be issued upon conversion of the Series B Preferred Stock was 33,050,722.

9.  LOSSES PER SHARE

Basic loss per share is computed based on net loss after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on net loss after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations before giving effect to gains from the sale of the discontinued operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock and stock options which would have been assumed to be converted during the period ending March 31, 2003 and 2002 and have a dilutive effect if the Company had income from continuing operations are 41,508,612 and 35,445,598, respectively.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations:

                                                              THREE MONTHS ENDED
                                                              ------------------
                                                                   MARCH 31,
                                                                   ---------
                                                            2003             2002
                                                        -------------    -------------
Net loss from continuing operations                     $     (93,318)   $    (111,043)
Income from discontinued operations
 net of tax (2003 includes a gain on sale of $165134)         167,934            1,898
                                                        -------------    -------------
Net income (loss) to common shareholder                        74,616         (109,145)
Preferred dividend and accretion requirements                 (42,263)         (39,526)
                                                        -------------    -------------
Net income (loss) to common shareholder                 $      32,353    $    (148,671)
                                                        =============    =============

Basic and diluted loss per average common share:
Weighted average shares outstanding                       110,165,770      101,826,546
                                                        =============    =============

Loss per average common share from
  Continuing operations                                 $       (1.23)   $       (1.48)
Gains from discontinued operations                               1.52              .02
                                                        -------------    -------------
Net income (loss) to common shareholders                $        0.29    $       (1.46)
                                                        =============    =============

10.  COMPREHENSIVE INCOME

The Company primarily has two components of comprehensive income, cumulative translation adjustments and unrealized appreciation (depreciation) on investments. The cumulative foreign currency translation gain (loss) adjustment was $(6,773) and $3,074 for the three months ended March 31, 2003 and 2002, respectively; the unrealized depreciation on investments was $654 and $2,699 for the three months ended March 31, 2003 and 2002, respectively. Comprehensive income (loss) for the three month period ended March 31, 2003 and 2002 was $67,189 and $(108,770), respectively.

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

WHERE YOU CAN FIND MORE INFORMATION

     We, as a reporting company, are subject to the informational requirements of the Exchange Act and accordingly file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. You may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room. As an electronic filer, our public filings are maintained on the SEC's Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov. In addition, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may be accessed free of charge through our website as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. The address of that website is http://www.rcn.com/investor/secfilings.php. Since March 31, 2003, all reports pursuant to the Exchange Act that we have filed with, or furnished to, the SEC have been timely posted on our website.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes for the three months ended March 31, 2003, and with the audited financial statements and notes included in the Company's December 31, 2002 Annual Report on the Form 10-K filed with the Securities and Exchange Commission.

You should carefully review the information contained in the 2002 Annual Report on the Form 10-K and particularly consider the "Risk Factors" and "Critical Accounting Policies" that we set forth in Annual Report and other reports or documents that we file from time to time with the SEC. Some of the statements made by us in these documents discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The "forward-looking" information is based on various factors and was derived using numerous assumptions. In some cases, these so-called forward-looking statements can be identified by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. These statements only reflect our predictions. Actual events or results may differ substantially. Important factors that could cause actual results to be materially different from anticipated results and expectations expressed in any forward-looking statements made by or on behalf of us include, but are not limited to, the Company's failure to:

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

Except as discussed in Note 4, there has been no change to the Company's critical accounting policies and use of estimates that are reported in the Company's December 31, 2002 Annual Report on the Form 10-K.

INTRODUCTION

We are a leading facilities-based competitive provider of bundled phone, cable television and high-speed Internet services to some of the most densely populated markets in the U.S. We had approximately 917,000 average connections during the three months ended March 31, 2003. We provide services in Boston, including 18 surrounding communities, New York City, the Philadelphia suburbs, Chicago, San Francisco and several of its suburbs, along with a few communities in Los Angeles. We also serve the Lehigh Valley in Pennsylvania and communities in and around Carmel, NY. We are also a party to the Starpower joint venture with Pepco Communications, Inc. ("Pepco"), a subsidiary of Pepco Holdings, Inc. ("Potomac"), Starpower, serving the Washington, D.C. metropolitan market with approximately 238,073 total service connections at March 31, 2003. We were the incumbent franchised cable operator in many communities in central New Jersey until these operations were sold on February 19, 2003.

We believe we are the first company in many of our markets to offer one-stop shopping for video, phone and Internet services to residential customers. The costs associated with the growth of our network and our operational infrastructure, expanding the level of service provided to our customers, and sales and marketing expenses are the primary reasons for the past operating losses. We do not anticipate positive cash flow from operations in the foreseeable future as we continue our efforts to optimize our network infrastructure, increase operating efficiencies, and reduce operating costs. We expect to accomplish this as we continue to increase the number of customers on our network and increase the number of services per customer while lowering the costs associated with the new subscribers and reducing the costs of providing services by capturing economies of scale.

GENERAL

Our primary business is delivering bundled communications services, including local and long distance telephone, video programming (including digital cable
TV) and data services (including cable modem, high speed Internet access and dial-up Internet) to residential customers over our predominantly owned network. We currently serve consumers in some of the most densely populated markets in the U.S.

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

We are working to leverage the capacity of our broadband network to allow us to expand our offering of new services. In 2002, we launched RCN MegaModem which provides 3 Mbps of speed for customers looking to download movie videos, MP3 music files, and other Web-based forms of entertainment in as little as half the time it would take with a standard 1.5 Mbps cable modem or DSL connection. We believe MegaModem is the fastest Internet connection available to residential customers in our markets. Also in 2002, we expanded our launch of VOD in the Philadelphia market. We continue to launch Video-on-Demand (VOD), Subscription Video-on-Demand (SVOD) and High Definition Television in certain markets in 2003.

Our services are typically delivered over our primarily owned high-speed, high-capacity, fiber-optic network. Our network is a hybrid broadband fiber-optic platform. This architecture allows us to bring our state-of-the-art broadband network within approximately 900 feet of our customers, with fewer electronics than existing competitors' local networks. We have generally designed our broadband network to have sufficient capacity so that we believe we have the capability of adding new communications services more efficiently and effectively than the incumbents or other competitors.

JOINT VENTURES

To increase our market entry and gain access to Right of Ways, we formed key alliances in two strategic markets.

We are a party to the RCN-Becocom, LLC joint venture with NSTAR Communications, Inc. ("NSTAR Communications"), a subsidiary of NSTAR, regarding construction of our broadband network and operation of our telecommunications business in the Boston metropolitan area. NSTAR is a holding company that, through its subsidiaries, provides regulated electric and gas utility services in the Boston area. At December 31, 2002, following NSTAR's exchanges of their joint venture ownership interest for RCN's stock, the Company had a profit(loss) sharing ratio of 100% and an investment percentage of 70.24% in the RCN-Becocom joint venture. The investment percentage represents the amount of any additional capital investment in the venture that RCN has the right to invest. Results of operations of RCN-Becocom are consolidated in our financial statements.

We are also a party to the Starpower joint venture with Pepco Communications, Inc. ("Pepco"), a subsidiary of Pepco Holdings, Inc. ("Potomac"), regarding construction of our broadband network and operation of our telecommunications business in the Washington, D.C. metropolitan area, including parts of Virginia and Maryland. Through its subsidiaries, Potomac is engaged in regulated utility operations and in diversified competitive energy and telecommunications businesses. RCN and Pepco each own a 50% membership interest in Starpower. The Starpower joint venture is accounted for in our financial statements under the equity method of accounting and our pro-rata portion of Starpower's operating results is included in the Equity in income of unconsolidated entities line in our condensed consolidated statements of operations.

SEGMENT REPORTING

We believe that we operate as one reportable operating segment, which contains many shared expenses generated by the various revenue streams. We do not allocate shared expenses incurred on a single network to our multiple revenue streams, as any such allocation would be costly, impractical and arbitrary. The Company's chief decision-makers do, however, monitor operating results in a way different from that depicted in the historical general purpose financial statements. These measurements include the consolidation of results of operations of Starpower, which is not consolidated under GAAP. Such information, however, does not represent a separate segment under GAAP and therefore it is not separately disclosed.

For the purposes of measuring the financial and operational performance of the Company, we consolidate the results of operations of all joint ventures including Starpower, the results of which are not consolidated when the Company's statements of financial position, cash flows and results of operations are presented under generally accepted accounting principles

("GAAP"). The use of non-GAAP financial disclosures represents our view of the total Company's consolidated operational results.

The following unaudited non-GAAP financial summary, highlights the Company's results of operations on a consolidated basis for the three months ended March 31, 2003, had the results of operations of the Starpower joint venture been consolidated with that of the Company for the same period:

                                    RCN
                                 Including     Less (1)
                               Starpower (2)  Starpower  RCN (2) GAAP
                               ---------------------------------------
Total sales                      $ 146,667    $  22,209    $ 124,458
Total direct costs                  47,852        5,700       42,152
                                 -----------------------------------
Margin                              98,815       16,509       82,306
Total operating and selling,
 general and administrative
 costs                              96,964       12,574       84,390
                                 -----------------------------------
Adjusted EBITDA (3)                  1,851        3,935       (2,084)
Non-cash stock-based
 compensation                        2,049           --        2,049
Impairment and special                  80            -           80
charges
Depreciation and amortization       56,465        4,981       51,484

                                 -----------------------------------
Operating loss                   $ (56,743)   $  (1,046)   $ (55,697)
                                 ===================================

(1) The Company owns 50% of Starpower, a joint venture in the Washington, D.C. market which is accounted for as an equity investment in our condensed consolidated financial statements. Results of operations of Starpower have been presented here net of related party transactions with the company.

(2) Excludes results of central New Jersey operations which was sold February 19, 2003 and is included as a discontinued operation for GAAP purposes. (See
Note 5 of the Condensed Consolidated Financial Statements.)

(3) Adjusted EBITDA - Non GAAP measure calculated as net income (loss) before interest, tax, depreciation and amortization, stock based compensation, extraordinary gains and special charges that the Company and its chief decision-makers use to measure performance and liquidity. Adjusted EBITDA is a meaningful indicator of profitability for capital-intensive businesses, and is a key valuation metric in the investment community. Other companies may calculate and define EBITDA differently than RCN.

OVERVIEW OF OPERATIONS

Approximately 94% of the Company's revenue for the three months ended March 31, 2003 is attributable to monthly telephone line service charges, local toll, special features and long-distance telephone service fees, monthly subscription fees for basic, premium, and pay-per-view cable television services, and Internet access fees through high-speed cable modems, dial up telephone modems, web hosting and dedicated access. The remaining 6% of revenue is mostly derived from reciprocal compensation which is the fee local exchange carriers pay to terminate calls on each other's networks.

The Company has historically recognized reciprocal compensation revenue, which is the fee local exchange carriers pay to terminate calls on each other's networks, as it was realized. This was due to the uncertainty of various legal regulatory rulings that affected the Company's ability to accurately determine the amount of reciprocal compensation revenue to recognize prior to the point in time such amounts were paid. Over the past year, the system limitations have been resolved and the FCC has concluded on various tariff/interconnect rules that have now permitted the Company to accurately estimate the amount of reciprocal compensation revenue to be earned for calls terminated on the Company's network in the period such services are rendered. Accordingly, during the quarter ended March 31, 2003, the Company recognized approximately $7,100 of incremental reciprocal compensation revenue as a result of this change in estimate. Approximately $4,100 of this amount related to services rendered in calendar 2002.

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

During the three months ended March 31, 2003, the Company has continued its initiative set out in 2002 to reduce costs, increase operational efficiencies, and realign resources to focus on core opportunities and product offerings. The most significant decrease in operating, selling, general and administrative expenses was due to reduced labor cost as a result of increased operational efficiencies and the elimination of costs associated with the reduction and elimination of construction in new markets.

During the first quarter 2003, the Company continued its review of expansion plans in existing markets to achieve higher growth with lower incremental capital spending. Capitalized construction material levels also continued to be assessed based on the build-out requirements of our expansion plans. The assessment process includes the identification of excess construction material that cannot be used for alternative use and which is either to be returned to vendors, or resold to a secondary market. During the three months ended March 31, 2003, there were no charges to write down excess construction material. The Company is aware that the secondary market for construction materials is changing, which could effect our salvage value.

In 2003, the Company will continue to conduct detailed reviews of facility requirements against lease obligations to identify excess space. We are continuing the process of consolidating space and exiting or subleasing excess facilities and will recognize exist costs accordingly. The Company recorded approximately $80 in net exit costs in the three months ended March 31, 2003. (See Note 6 to the Unaudited Condensed Consolidated Financial Statements.)

Prior to the adoption of SFAS No. 145, we historically recorded gains upon the early retirement of debt as an extraordinary item. In the first quarter of 2002 we recorded an extraordinary gain of $13,073 from the early retirement of debt in which approximately $722 of cash was used. In accordance with SFAS No. 145 this gain has been reclassified. (See Note 7 to the Unaudited Condensed Consolidated Financial Statements.) There was no early debt extinguishment in the first quarter of 2003.

RESULTS OF OPERATIONS

Sales:

Total sales increased $13,077, or 11.7%, from $111,381 for the three months ended March 31, 2002 to $124,458 for the three months ended March 31, 2003.

Sales by service offerings, which reflect certain internal allocations made for bundled product sales, are as follows:

                                Three Months Ended March 31,
                                                Increase (Decrease)
                                                -------------------
                            2003       2002       ($)          (%)
                          -----------------------------------------
Voice                     $ 37,921   $ 35,541   $  2,380       6.7%
Video                       53,318     46,902      6,416      13.7%
Data - high speed           11,959      7,055      4,904      69.5%
Data - Dial up              12,308     15,846     (3,538)    -22.3%
Reciprocal Compensation      7,587      4,097      3,490      85.2%
Other                        1,365      1,940       (575)    -29.6%
                          ----------------------------------------
Total sales               $124,458   $111,381   $ 13,077      11.7%
                          ========================================

About 40% of the increase in sales by service offering, excluding reciprocal compensation and other, was the result of a higher number of average connections, which increased 4.2% from 880,309 at March 31, 2002 to 917,000 at March 31, 2003. Excluding the Starpower joint venture, average connections by service offering are as follows:

                              Three Months Ended March 31,      Increase  (Decrease)
                                  2003           2002              (#)        (%)
                              ------------------------------------------------------
Voice                           235,558        208,907           26,651       12.8%
Video                           387,689        375,878           11,811        3.1%
Data - Cable modem              150,121        107,111           43,010       40.2%
Data - Dial up                  143,632        188,413          (44,781)     -23.8%
                              ----------------------------------------------------
   Total connections            917,000        880,309           36,691        4.2%
                              ====================================================

The change in average connections resulted in the following volume related revenue variances for the three months ended March 31, 2003 for each service offerings:

Voice                                    $   4,600
Video                                        1,500
Data - Cable modem                           2,800
Data - Dial up                              (3,800)
                                         ---------
Total connections volume variance        $   5,100
                                         =========

In addition, another 40% of the increase in sales by service offering, excluding reciprocal compensation and other, was the result of higher average monthly revenue per connection by service offering as follows:

                           Three Months Ended March 31,     Increase  (Decrease)
                                2003        2002              ($)         (%)
                           -----------------------------------------------------
Voice                          $53.66      $56.71            $(3.05)    (5.4)%
Video                          $45.84      $41.59            $ 4.25     10.2 %
Data - Cable modem             $26.55      $21.96            $ 4.59     20.9 %
Data - Dial up                 $28.56      $28.03            $ 0.53      1.9 %

The change in average monthly revenues per connection resulted in the following revenue variances for the three months ended March 31, 2003 for each service offerings:

Voice                                          $ (2,100)
Video                                             4,900
Data - Cable modem                                2,100
Data - Dial up                                      200
                                               --------
Total connections volume variance              $  5,100
                                               ========

For the three-month period ended ending March 31, 2003, reciprocal compensation increased 85.2% due to a change in estimate related to these revenues. Due to the uncertainty of various regulatory rulings that had affected the collectibility of reciprocal compensation, we had recognized this revenue as it was realized in periods prior to 2003. In 2003, based on regulatory changes and our experience of realizing reciprocal compensation revenues, we changed our estimate of reciprocal compensation revenues in the period reported. This change resulted in our recording approximately $7,100 in additional reciprocal compensation for the quarter ended March 31, 2003.

Other sales decreased $575 or (29.6)% from $1,940 for the three months ended March 31, 2002 to $1,365 for the quarter ended March 31, 2003. The decrease was due primarily to lower television production revenues and was partially offset by an increase in cable advertising sales.

Costs and Expenses, Excluding Stock-Based Compensation, Depreciation and
Amortization:

Direct expenses, comprising of costs of providing services, decreased $4,538 or 9.7% from $46,690 for the three month period ended March 31, 2002 to $42,152 for the three month period ended March 31, 2003. The decrease in direct expenses was due primarily to lower voice and data network operating costs resulting from network optimization and were partially offset by higher video costs resulting from increases in video connections, franchise fees and increases in basic and premium programming rates. Following is a table of direct costs by service type for the three months ended March 31, 2003:

              Three months ended March 31,
                               Increase  (Decrease)
          2003       2002        ($)        (%)
        ------------------------------------------
Voice   $  9,635   $ 14,438    $ (4,803)    -33.3%
Video     28,862     25,818       3,044      11.8%
Data       3,509      6,238      (2,729)    -43.7%
Other        146        196         (50)    -25.5%
        -----------------------------------------
        $ 42,152   $ 46,690    $ (4,538)     -9.7%
        =========================================

Operating, selling and general and administrative costs decreased $11,703 or 12.2% from $96,093 for the three months ended March 31, 2002 to $84,390 for the three months ended March 31, 2003. Components of Operating, selling and general and administrative costs are as follows:

                                                    For the three months ended March 31,
                                                                             Increase  (Decrease)
                                             2003             2002            ($)            (%)
                                           ------------------------------------------------------
Customer Services                          $ 26,195         $ 29,400        $ (3,205)    -10.9%
Network operations and construction          10,840           13,904          (3,064)    -22.0%
Marketing and advertising                     3,804            4,649            (845)    -18.2%
Sales                                         8,026            8,929            (903)    -10.1%
Operating, general and administrative        35,525           39,211          (3,686)     -9.4%
                                           ---------------------------------------------------
                                           $ 84,390         $ 96,093        $(11,703)    -12.2%
                                           ===================================================

Customer service costs decreased due to reduction in staff and temporary labor costs of approximately $1,650 and $1,203, respectively. Other decreases of approximately $350 were due to lower costs for facilities operating expenses such as utilities and telephone.

Network operations and construction costs decreased approximately $3,064 due to lower engineering and construction salaries and related benefits and taxes of approximately $4,250. Additional reductions resulted from lower facilities costs for rent, utilities and phone of approximately $1,120 and right-of-way use fees of approximately $600. These reductions were offset by lower absorption of network construction labor into capital projects of approximately $2,850 as we continue to slow network expansion.

Marketing and advertising costs decreased $845 including advertising reductions of approximately $640 resulting from lower agency fees, direct mail printing and postage costs along with an increase in vendor co-op credits. An additional reduction of $234 was due to lower marketing research costs.

Selling expenses decreased $903 from $8,929 for the three months ended March 31, 2002 to $8,026 for the same period in 2003. Decreases of approximately $620 were due to reduced sales headcount. An additional reduction of outside telemarketing labor of $355 also contributed to the decline is selling expenses.

The Operating, general and administrative expenses decreased $3,686 primarily as the result of staff reductions and personnel related costs of approximately $5,500. Additional decreases of approximately $1,560 resulted from the implementation of computer systems for automated billing and data processing and related reductions in maintenance costs. These decreases were partially offset by increased property and franchise taxes of approximately $2,180 and an increase in allowances for uncollectable receivables of approximately $1,020.

Non-cash Stock-Based Compensation:

The Non-cash stock-based compensation decreased $527 or 20.5%, from $2,576 for the three months ended March 31, 2002 to $2,049 for the three months ended March 31, 2003. The decrease was due to the reduced fair value of stock options and restricted stock granted in 2003 and the forfeiture of 35,200 grants of restricted stock during the current quarter versus the forfeiture of 687,753 grants of restricted stock during the quarter ending March 31, 2002.

Depreciation and Amortization:

Depreciation and amortization expense decreased $22,191 or 30.1% from $73,675 for the three months ended March 31, 2002 to $51,484 for the three months ended March 31, 2003. The decrease is due to the disposition and impairment in the value of network construction materials, equipment and leasehold improvements as we curtail our network expansion plans to preserve capital. Additional reductions resulted from the sale of our central New Jersey system assets which was completed in February 2003. In accordance with accounting rules, we ceased depreciating the assets of the central New Jersey system when we entered into an agreement to sell in August 2002. (See Note 5 to the Unaudited Condensed Consolidated Financial Statements.)

Investment Income:

Investment income decreased $5,991 or 78.4% from $7,644 for the three months ended March 31, 2002 to $1,653 for the three months ended March 31, 2003. The decrease was a result of lower interest rates and a decrease in average cash, temporary cash investments, short-term investments and restricted investments at March 31, 2003 compared to March 31, 2002. Cash, temporary cash investments, short-term investments, and restricted investments were $531,530 at March 31, 2002 compared to $441,360 at March 31, 2003 of which $224,437 was received in cash proceeds from the sale of the central New Jersey assets between February 19, 2003 and March 4, 2003.

Interest Expense:

Interest expense increased $8,649 or 21.3% from $40,573 for the three months ended March 31, 2002 to $49,222 for the three months ended March 31, 2003. The increase resulted primarily from less interest having been capitalized during the current period coupled with debt issuance costs and commitment fees incurred to secure the Fifth Amendment to our Credit Agreement. (See Note 7 to the Unaudited Condensed Consolidated Financial Statements.) These increases were partly offset by lower accretion on the 11.125%, 9.8% and 11.0% senior discount notes issued in October 1997, February 1998 and June 1998, respectively, and the debt extinguishment from the tender offers in the first quarter of 2002.

Gain on Early Extinguishment of Debt:

A gain of $13,073 for the three months ended March 31, 2002 resulted from the Company repurchasing certain of its long-term debt. The Company retired approximately $24,037 in face value of debt with a book value of approximately $22,142 for approximately $722 in cash and approximately 2,589,237 shares of common stock with a value of $7,875, plus fees of $180 and the write-off of debt issuance costs of $292. No debt was repurchased in the quarter ended March 31, 2003. The 2002 gain was recorded as an extraordinary gain, however, with the adoption of SFAS No. 145 in 2003, the gain was reclassified to an ordinary gain and is now reflected in loss from continuing operations before income taxes. (See Note 7 to the Unaudited Condensed Consolidated Financial Statements.)

Other income, net:

Other income increased $5,267 or 577.5% from $912 for the three months ended March 31, 2002 to $6,179 for the three months ended March 31, 2003. The increase resulted primarily from a gain of approximately $7,235 recorded from the buyout a capital lease.

Income Tax:

The Company's effective income tax rate was a provision of 0.01% on losses from continuing operations for the quarter ended March 31, 2003 as a result of estimated alternate minimum state tax rate requirements. For the quarter ended March 31, 2002, the effective rate was a benefit of 0.50% of net losses for the period. A tax provision of approximately $761 from the sale of discontinued operations has been recorded as a reduction to the gain realized upon the sale. The tax effect of the Company's cumulative losses has exceeded the tax effect of accelerated deductions, primarily depreciation, which the Company has taken for federal income tax purposes. As a result, generally accepted accounting principles do not permit the recognition of such excess losses in the financial statements. This accounting treatment does not impact cash flows for taxes or the amounts or expiration periods of actual net operating loss carryovers.

Equity in Income of Unconsolidated Entities:

Equity in income of unconsolidated entities decreased $7,333 or 66.0% from income of $11,114 for the three months ended March 31, 2002 to income of $3,781 for the three months ended March 31, 2003. The income of $3,781 for the three months ended March 31, 2003 included income from Megacable of $4,339 and a loss from Starpower of $558. Income of $11,114 in 2002 is comprised of the Company's net share of the income from Megacable of $11,692, and losses from Starpower of $558 and J2 Interactive of $20. The Company has imbedded goodwill in the investment in Megacable which is no longer amortized in accordance with SFAS No. 142.

Minority Interest in Loss of Consolidated Entities:

Minority interest in loss of consolidated entities decreased $3,212 or 100.0% in the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Minority interest primarily represents the interest of NSTAR Communications, Inc. in the results of RCN-Becocom. As discussed earlier, following NSTAR's exchange of their joint venture ownership interest for RCN's stock, our profit (loss) sharing ratio in the RCN-Becocom joint venture as of March 31, 2003 was 100%. As a result, no minority interest was recorded for the three months ended March 31, 2003.

Discontinued Operations:

On February 19, 2003, we completed the previously announced sale of our central New Jersey cable system assets to Patriot Media & Communications CNJ, LLC ("Patriot"). The cash proceeds of the sale received by us were $242,844 including $18,407 net of purchase price adjustments of approximately $1,593 that remains in escrow. After taking into account the net assets of the system, transaction fees and amounts paid to acquire the minority interest, we recorded a gain on the sale of approximately $165,134 net of taxes. In addition we recorded net income of $2,830 from operation of the system from January 1, 2003 to February 19, 2003. In accordance with the Credit Agreement, an amount equal to the net cash proceeds of the sale of the central New Jersey cable system assets in excess of $5,000 was deposited into a cash collateral account. Other than the minimum $100,000 required to be maintained on deposit in the cash collateral account under the Fifth Amendment, proceeds on deposit in the cash collateral account may be used to repay loans outstanding under the Credit Agreement or to purchase telecommunications assets if we do not have other available cash on hand to fund such expenditures. In accordance with SFAS No. 144, the results of operations for central New Jersey cable system have been reported as discontinued operations.

For the foregoing reasons, we recognized net income of $32,353 for the three months ended March 31, 2003 or income of $0.29 per share.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, temporary cash investments, and short-term investments decreased to $205,309 at March 31, 2003 from $277,006 at December 31, 2002. The change resulted primarily from $51,270 used in operating activities, $18,806 used in financing activities and $226,020 provided by investing activities due mostly to proceeds of the sale of our Central New Jersey unit which were partly offset by additions to property, plant, equipment and construction materials.

Net cash of $ 51,270 used in operating activities consisted of approximately $55,697 in net losses from continuing operations before preferred dividends and accretion adjusted for non-cash items which included $8,954 for amortization of debt financing costs and $51,484 in depreciation and amortization. In addition, $23,097 was used in working capital consisting mostly of decreases in accounts payable and accrued expenses of $10,786 as well as increases in accounts receivable and related party receivables of $10,683.

Net cash of $226,020 provided by investing activities resulted from proceeds for the sale of discontinued operations of $242,844 and decreases of short term investments of $227,641 and reclassification of $219,538 to restricted cash which includes $242,844 from the sale of discontinued operations in accordance with the Credit Agreement which requires an amount equal to the net cash proceeds of the sale in excess of $5,000 be deposited into a cash collateral account. These increases were offset by additions to property, plant, equipment and construction materials of $21,551 for continuing operations and $2,191 for discontinued operations.

Cash used in financing activities of $18,806 consisted primarily of $7,781 in debt repayment under our Term Loans, $1,427 in capital lease principal and buyout payments and $9,598 of payments made for debt financing costs made primarily to secure the Fifth Amendment to our Credit Agreement. (See Note 7 to the Unaudited Condensed Consolidated Financial Statements.)

We have historically met our liquidity requirements through cash on hand, amounts available under our Credit Facility, issuances of high-yield debt securities in the capital markets and convertible preferred stock and common stock to strategic investors. At March 31, 2003, we had approximately $205,309 in cash, temporary cash and short-term investments and $236,051 in restricted cash. We believe that current available cash, cash equivalents, short-term investments and proceeds from revenues will be sufficient to meet our anticipated cash needs for working capital, capital expenditure and other activities for at least through mid-2004. However, in order to meet our long-term liquidity needs, we anticipate we will have to do by one of, or a combination of, the following: (i) outperform our business plan, (ii) improve our operational efficiencies, (iii) raise additional capital through issuance of equity or debt securities, (iv) further amend our Credit Facility, (v) restructure our balance sheet, and (vi) consummate additional asset sales. We cannot assure that we will be able to implement any of the foregoing on acceptable terms.

We expect to supplement our available cash and operating cash flow by continuing to seek to raise capital to pay for capital expenditures, working capital, debt service requirements, anticipated future operating losses and acquisitions. We may experience difficulty in raising capital in the future, as both the equity and debt capital markets continue to experience periods of significant volatility, particularly for securities issued by telecommunications and technology companies. Further, the ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers remains restricted while financing costs continue to increase. Capital markets remain largely unavailable to new issues of securities by telecommunications companies. Our public equity and debt securities are trading at or near all time lows, which together with our substantial leverage, means we may have limited access to certain of our historic sources of capital.

We have used and continue to use capital raised from debt and equity offerings to implement our business plan. However, we may seek additional financing, but there can be no assurance that we will be able to obtain additional financing. In addition to raising capital through the debt and equity markets, we may sell or dispose of existing businesses or investments to fund portions of our business plan. We may not be successful in producing sufficient cash flow, reducing debt or raising sufficient debt or equity capital on terms that we may consider acceptable. In addition, proceeds from dispositions of our assets may not be sufficient to support operations or debt service.

On February 19, 2003, we consummated a previously announced sale of our central New Jersey cable system assets to Patriot Media & Communications CNJ, LLC ("Patriot"). The cash proceeds of the sale received by us, after taking into account the amount paid by Patriot to acquire the minority interest in the portion of central New Jersey cable systems that was not owned by us and other closing adjustments, was approximately $242,844 including approximately $18,407 that remains in escrow. We realized a net gain of approximately $165,134 on the transaction. In accordance with the Credit Agreement, an amount equal to the net cash proceeds of the sale of the central New Jersey cable system assets in excess of $5,000 was deposited into a cash collateral account. Other than the minimum $100,000 required to be maintained on deposit in the cash collateral account under the Fifth Amendment, proceeds on deposit in the cash collateral account may be used to repay loans outstanding under the Credit Agreement or to purchase telecommunications assets if we do not have other available cash on hand to fund such expenditures. In accordance with SFAS No. 144, the results of operations for central New Jersey cable system have been reported as discontinued operations.

Changes in the cable television, Internet and voice services markets may also affect our ability to execute our business plan and achieve our revenue growth and spending objectives. Changes that may impact our business include regulatory, competitive and technological factors discussed in more detail in the preceding business and risk factors sections of the Company's 2002 Annual Report on the Form 10-K filed with the SEC.

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

The Company entered into an amendment to the Credit Agreement dated March 7, 2003 (the "Fifth Amendment"). The Fifth Amendment enables the Company to incur additional senior secured debt, adjusts the operating and financial covenants to better reflect the Company's business plan and modifies certain other restrictions. In connection with the Fifth Amendment, the Company paid certain lenders fees of approximately $9,644. The Fifth Amendment also reduces the amount available under the Revolver to $15,000, under which there were no borrowings outstanding at March 31, 2003, and requires the Company to maintain a cash collateral account of at least $100,000 for the benefit of the lenders under its credit facility. At March 31, 2003 the Company maintained cash collateral of approximately $236,051 (of which $100,000 has been classified as long-term). The Fifth Amendment also calls for half of the first $100,000 in proceeds from future asset sales, and 80% of proceeds from assets sales in excess of $100,000, to be used to pay down the Company's senior secured term loans. Additionally, the Company will increase amortization payments under its term loans by an amount equal to 50% of interest savings from new repurchases of senior notes, not to exceed $25,000. The Fifth Amendment also enables the Company to incur up to $500,000 of new senior indebtedness that may be secured by a second subordinated lien on the company's assets. Up to $125,000 of existing cash and the proceeds of new indebtedness may be used to repurchase outstanding senior notes. As a result of the Fifth Amendment, the Company will not be able to borrow money that may otherwise have previously been available to it under the Revolver.

At March 31, 2003 there were no loans outstanding under the Revolver. In accordance with the Amendment, the Revolver can also be utilized for letters of credit up to a maximum of $15,000. At March 31, 2003, there were $15,000 in letters of credit outstanding under the Revolver. At March 31, 2003 we also had letters of credit outside the Revolver of $0 and $25,005 in escrow accounts collateralized by restricted cash. As of March 31, 2003, a total of $539,156 was outstanding under Terms loans A and B.

The Credit Agreement contains conditions precedent to borrowing, events of default (including change of control) and covenants customary for facilities of this nature. The Credit Facility is secured by substantially all of the assets of the Company and its subsidiaries.

We can make no assurances that we would have been able to satisfy and comply with the covenants under the Credit Agreement if we had not negotiated and entered into the Amendment, which could have resulted in an event of default under the Credit Agreement. Our ability to maintain our liquidity and maintain compliance with the amended covenants under the Credit Agreement is dependent upon our ability to achieve the covenants in the recently amended Credit Agreement. We can make no assurances that we will be able to achieve the new covenants in the long-term. We can make no assurances that our business will generate sufficient cash flow from operations or that existing available cash or future borrowings will be available to us under the Credit Facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

If we were adversely impacted by unforeseen business conditions, we may be required to seek additional modifications to the Credit Agreement in order to satisfy or comply with the financial and negative covenants of the Credit Agreement, as amended by the Amendment. In addition to the potential uncertainty of our ability to obtain additional modifications, if necessary, we may incur additional costs in the form of fees or interest expense for any such modifications. In the event that we fail to satisfy or comply with any of the financial or negative covenants of the amended Credit Agreement and are unable to obtain additional modifications or a waiver with respect thereto, the lenders under the Credit Facility would be entitled to declare the outstanding borrowings under the Credit Facility immediately due and payable and exercise all or any of their other rights and remedies. In addition, any such acceleration of amounts due under the Credit Facility would, due to cross default provisions in the indentures governing the Company's Senior Notes, entitle holders of Senior Notes to declare the Senior Notes and any accrued and unpaid interest thereon immediately due and payable. Any such acceleration or other exercise of rights and remedies by lenders under the Credit Facility and/or holders of Senior Notes would likely have a material adverse effect on us. We do not have sufficient cash resources to repay our outstanding indebtedness if it is declared immediately due and payable.

We are aware that the various issuances of Senior Notes and Senior Discount Notes continue to trade at significant discounts to their respective face or accreted amounts. In accordance with the amendment, and in order to continue to reduce future cash interest payments, as well as future amounts due at maturity, we may from time to time acquire certain of these outstanding debt securities for cash or in exchange for shares of common stock pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended, in open market or privately negotiated transactions. We will evaluate any such transactions in light of then existing market conditions. The amounts involved in any such transactions, individually or in the aggregate, may be material.

Since the spin-off of RCN from C-TEC Corporation, the Company completed debt offerings generating gross proceeds of $1,450,000 and common and preferred equity offerings generating gross proceeds of $2,316,000.

We have indebtedness that is substantial in relation to the shareholders' equity and cash flow. At March 31, 2003 we had an aggregate of approximately $1,732,519 of indebtedness outstanding including capital lease obligations. We also have cash, cash equivalents and short-term investments aggregating approximately $205,309. We had the following contractual obligations at our latest fiscal year end dated March 31, 2003 are as follows:

                                                  PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                                  -------------------------------------
                                                  LESS THAN       1-3         4 - 5       AFTER 5
CONTRACTUAL OBLIGATIONS                TOTAL       1 YEAR        YEARS        YEARS        YEARS
-----------------------              ----------   ----------   ----------   ----------   ----------
Senior Notes                         $1,184,657   $        -    $           $  807,899      376,758
Term Loans                              539,156       38,156      118,500      382,500            -
Capital Leases                           12,489        1,383        3,077        1,576        6,453
Operating Leases                        295,443       30,868       52,069       57,711      154,795
                                     ----------   ----------   ----------   ----------   ----------
Total Contractual Cash Obligations   $2,031,745       70,407      173,646   $1,249,686      538,006

At March 31, 2003, we had the following other commercial commitments:

                                                 AMOUNT OF COMMITMENT EXPIRATION PER PERIOD (IN THOUSANDS)
                                              --------------------------------------------------------------
                                                TOTAL
                                               AMOUNTS      LESS THAN      1-3         4 - 5        OVER 5
OTHER COMMERCIAL COMMITMENTS                  COMMITTED      1 YEAR       YEARS        YEARS        YEARS
----------------------------                  ----------   ----------   ----------   ----------   ----------
Letters of Credit - Collateralized
  by Revolver                                 $   15,000   $   15,000   $            $        -   $        -
Letters of Credit - Collateralized
  by Restricted Cash                              21,810       20,410        1,400
                                              ----------   ----------   ----------   ----------   ----------
Total Other Commercial Commitments            $   36,810   $   35,410   $    1,400   $        -   $        -
                                              ==========   ==========   ==========   ==========   ==========

As a result of our substantial indebtedness, our fixed charges are expected to exceed our earnings for the foreseeable future. The leveraged nature of the Company could limit its ability to effect future financing or may otherwise restrict the Company's business activities.

The extent of our leverage may have the following consequences: (i) limit our ability to obtain necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes; (ii) require that a substantial portion of our cash flows from operations be dedicated to the payment of principal and interest on our indebtedness and therefore not be available for other purposes; (iii) limit our flexibility in planning for, or reacting to, changes in our business; (iv) place us at a competitive disadvantage as compared with less leveraged competitors; and (v) render us more vulnerable in the event of a downturn in our business.

We have two tranches of redeemable preferred stock, Series A and Series B. At March 31, 2003 we had paid cumulative dividends in the amount of $474,122 in the form of additional Series A and B Preferred Stock. At March 31, 2003 the number of common shares that would be issued upon conversion of the Series A and B Preferred Stock was 41,508,612.

We have an investment portfolio. The objective of our "other than trading portfolio" is to invest in high-quality securities, to preserve principal, meet liquidity needs, and deliver a suitable return in relationship to these guidelines.

NEW ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and requires retirement obligations to be recognized when they are incurred and displayed as liabilities, with a corresponding amount capitalized as part of the related long-lived asset. The capitalized element is required to be expensed using a systematic and rational method over the assets useful-life. The Company adopted SFAS No. 143 on January 1, 2003 and the adoption of this statement did not have a material impact on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission on FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Under certain provisions of SFAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items net of the effects of income taxes. Instead, those gains and losses should be included as a component of income before income taxes. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item will be reclassified upon adoption. The Company adopted SFAS No. 145 on January 1, 2003. Accordingly in the condensed consolidated statements of operations for the period ended March 31, 2002, the extraordinary gains on early retirement of debt has been reclassified. See Note 7 on Long-term debt for discussion on SFAS No. 145. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity. It also establishes fair value as the objective for initial measurement of the liability. The Company adopted the provisions of SFAS No. 146 on January 1, 2003. See Note 6 on Accrued Exit Costs for discussion on the impact of adopting SFAS No. 146.

In November 2002, the FASB issued Financial Interpretation No. 45 ("FIN 45"), "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of the recognition and initial measurement requirements of FIN 45 did not have a material impact on the financial position, cash flows or results of operations of the Company.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities", which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a variable interest entity, as defined in FIN 46, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entities activities or entitled to receive a majority of the entities residual returns or both. FIN 46 also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company is currently evaluating the impact the adoption of FIN 46 will have on the financial position, results of operations and cash flows particularly as it relates to the Company's interest in Starpower and Megacable.

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

Item 4. Controls and Procedures.

Within 90 days prior to the filing of this report, we preformed an evaluation, under the supervision and with the participation of management, including the Chief Executive and Chief Financial officers of our disclosure controls and procedures (as defined in Rules 13a-14 15d-14 under the Securities and Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in period filings with the Securities and Exchange Commission.

There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

Part II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a.) Exhibits

     99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b.) Reports on Form 8-K

     On March 13, 2003, the Company announced its financial results for the quarter and year ended December 31, 2002 and the departure of our Chief Financial Officer, Jeff White. The contents of that press release are described in Exhibit 99.2 to the Form 8-K and incorporated herein by reference.

     On March 11, 2003, the Company announced that it had entered into an amendment to its senior secured credit facility (the "Fifth Amendment") dated March 7, 2003. The amendment and a press release dated March 10, 2003 with respect thereto were filed with an 8-K as Exhibits 4.1 and 99.1 and are incorporated herein by reference.

     On February 20, 2003, the company announced that it had completed its sale of its central New Jersey cable systems to Patriot Media and Communications CNJ, LLC. The contents of that press release were filed with a Form 8-K and incorporated herein by reference.
                                       34

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 RCN Corporation
Date: May 14, 2003

                                                 /s/ TIMOTHY J. STOKLOSA
                                                 ----------------------------
                                                 Timothy J. Stoklosa
                                                 Executive Vice President

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                            Section 302 Certification

     I, David C. McCourt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of RCN Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

7. A signed original of this written statement required by Section 906 has been provided to RCN Corporation and will be retained by RCN Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

Date: May 14, 2003                               /s/ DAVID C. MCCOURT
                                                 -------------------------------
                                                 Name:  David C. McCourt
                                                 Title: Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                            Section 302 Certification

   I, Timothy J. Stoklosa, certify that:

1. I have reviewed this quarterly report on Form 10-Q of RCN Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions) and have identified for the registrant's auditors any material weaknesses in internal controls; and

   a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

7. A signed original of this written statement required by Section 906 has been provided to RCN Corporation and will be retained by RCN Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

Date: May 14, 2003                             /s/ TIMOTHY J. STOKLOSA
                                               ---------------------------------
                                               Name:  Timothy J. Stoklosa
                                               Title: Executive Vice President