Form 10-Q
period 2003-06-30
RCN CORP /DE/
filed 2003-08-12
CIK 1041858

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

                  For the quarterly period ended June 30, 2003

                                       OR

 [ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

                For the Transition Periods from ______ to ______.

                        Commission File Number: 001-16805

                                 RCN CORPORATION
             (Exact name of registrant as specified in its charter)

      Delaware                                         22-3498533
(State of other jurisdiction                        (I.R.S. Employer
incorporation or organization)                     Identification No.)

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

YES  [X]      NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of June 30, 2003.

Common Stock                                111,170,504

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the 1934 Securities and Exchange Act):

                                 [X] Yes [ ] No

RCN CORPORATION


INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2003 and 2002

         Condensed Consolidated Balance Sheets at June 30, 2003 and December 31, 2002

         Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2003 and 2002

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

SIGNATURES

CERTIFICATIONS

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

                        RCN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in Thousands, Except Share and Per Share Data)
                                   (Unaudited)


                                                                      Three Months Ended                    Six Months Ended
                                                                          June 30,                              June 30,
                                                            --------------------------------     --------------------------------
                                                                   2003               2002               2003              2002
                                                            -------------      -------------     -------------      -------------
Sales                                                       $     121,648      $     114,255     $     246,108      $     225,638
Costs and expenses, excluding non-cash stock based
 compensation, depreciation and amortization
  Direct expenses                                                  44,499             46,526            86,651             93,217
  Operating and selling, general and
   administrative                                                  71,115             92,311           155,504            188,403
Non-cash stock based compensation                                   2,798             11,825             4,847             14,402
Impairments and special charges, net                                6,571            892,284             6,651            891,806
Depreciation and amortization                                      46,287             85,389            97,771            159,064
                                                            -------------      -------------     -------------      -------------
Operating loss                                                    (49,622)        (1,014,080)         (105,316)        (1,121,254)
Investment income                                                   2,041              2,840             3,694              9,150
Interest expense                                                   45,689             39,025            94,912             79,598
Gain on early extinguishment of debt                                   --                 --                --             13,073
Other income (expense), net                                         2,384             (3,303)            8,533             (1,056)
                                                            -------------      -------------     -------------      -------------
Loss from continuing operations before income taxes               (90,886)        (1,053,568)         (188,001)        (1,179,685)
Income tax provision (benefit)                                         --               (130)               12               (880)
                                                            -------------      -------------     -------------      -------------
Loss from continuing operations before equity
 in unconsolidated entities and minority interest                 (90,886)        (1,053,438)         (188,013)        (1,178,805)
Equity in income (loss) of unconsolidated entities                  6,904            (35,030)           10,686            (23,916)
Minority interest in loss of consolidated entities                     --             33,438                --             36,650
                                                            -------------      -------------     -------------      -------------
Net loss from continuing operations                               (83,982)        (1,055,030)         (177,327)        (1,166,071)
Discontinued operations (see Note 5)
 Income from discontinued operations, (including
  net gain on disposal of $165,989)                                   532                819           169,216              2,717
 Income tax provision                                                   5                 --               726                 --
                                                            -------------      -------------     -------------      -------------
Gain from discontinued operations                                     527                819           168,490              2,717

Net loss                                                          (83,455)        (1,054,211)           (8,837)        (1,163,354)
Preferred dividend and accretion requirements                      42,978             40,193            85,241             79,718
                                                            -------------      -------------     -------------      -------------
Net loss to common shareholders                             $    (126,433)     $  (1,094,404)    $     (94,078)     $  (1,243,072)
                                                            =============      =============     =============      =============

Basic and diluted loss per common share
 Net loss from continuing operations                        $       (1.15)     $      (10.47)    $       (2.38)     $      (12.07)
                                                            =============      =============     =============      =============
 Net income from discontinued operations                             0.00               0.01              1.53               0.03
                                                            -------------      -------------     -------------      -------------
 Net loss to common shareholders                            $       (1.15)     $      (10.46)    $       (0.85)     $      (12.04)

                                                            =============      =============     =============      =============
 Weighted average shares outstanding, basic
  and diluted                                                 110,564,300        104,591,255       110,366,753         103,223,747
                                                            =============      =============     =============      =============

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                        RCN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (Dollars in Thousands, Except Share and Per Share Data)
                                   (Unaudited)


                                                                  June 30,        December 31,
                                                                    2003            2002
                                                                -----------       -----------
ASSETS

Current Assets:
 Cash and temporary cash investments                            $    52,274       $    49,365
 Short-term investments                                              65,815           227,641
 Accounts receivable from related parties                            12,240            10,207
 Accounts receivable, net of reserve for
  doubtful accounts of $14,583 and $10,705                            53,687            56,915
 Unbilled revenues                                                      500               770
 Interest and dividends receivable                                    1,391             1,595
 Prepayments and other current assets                                36,730            17,835
 Short-term restricted investments (Note 7)                         139,753            34,920
 Current assets of discontinued operations                               --             3,971
                                                                -----------       -----------
Total current assets                                                362,390           403,219

Property, plant and equipment, net of
 accumulated depreciation of $903,101 and $809,000                1,168,682         1,234,939
Investments in joint ventures and equity securities                 234,143           228,231
Intangible assets, net of accumulated
 amortization of $18,156 and $64,912                                  1,612             1,741
Goodwill, net                                                         6,130             6,130
Long-term restricted investments (Note 7)                           100,000                --
Deferred charges and other assets                                    45,054            43,606
Noncurrent assets of discontinued operations                             --            72,416
                                                                -----------       -----------
Total assets                                                    $ 1,918,011       $ 1,990,282
                                                                ===========       ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
  Current maturities of long-term debt                          $    41,891       $    37,417
  Accounts payable                                                   19,844            28,016
  Accounts payable to related parties                                 6,475            13,558
  Advance billings and customer deposits                             28,047            27,940
  Accrued exit costs                                                 29,357            30,667
  Accrued expenses                                                  146,537           176,866
  Current liabilities of discontinued operations                         --             3,852
                                                                -----------       -----------
Total current liabilities                                           272,151           318,316
                                                                -----------       -----------

Long-term debt                                                    1,686,489         1,706,997
Other deferred credits                                                6,044             4,166
Minority interest                                                        --               791

Commitments and contingencies

Redeemable preferred stock, Series A, convertible,
  par value $1 per share; 708,000 shares authorized, 335,372
  and 323,934 shares issued and outstanding, respectively           328,116           316,342
Redeemable preferred stock, Series B, convertible,
  par value $1 per share; 2,681,931 shares
  authorized, 2,080,297 and 2,009,335 shares issued and
  outstanding, respectively                                       2,061,552         1,988,084

Shareholders' deficit:
  Preferred stock, par value $1 per share,
    21,610,069 authorized, none issued
    and outstanding                                                        --                --
  Class A Common stock, par value $1 per share,
    500,000,000 shares authorized, 111,853,391
    and 110,795,577 shares issued and 111,170,504
    and 110,112,690 shares outstanding, respectively                111,853           110,796
  Class B Common stock, par value $1 per share,
    400,000,000 shares authorized, none issued
    and outstanding                                                      --                --
  Additional paid-in-capital                                      1,458,224         1,451,744
  Cumulative translation adjustments                                (11,907)           (5,134)
  Unearned compensation expense                                      (2,844)           (4,336)
  Unrealized appreciation on investments                              1,379             1,484
  Treasury stock, 682,867 shares at cost                             (9,583)           (9,583)
  Accumulated deficit                                            (3,983,463)       (3,889,385)
                                                                -----------       -----------
Total shareholders' deficit                                      (2,436,341)       (2,344,414)
                                                                -----------       -----------
Total liabilities, redeemable preferred stock and
  common shareholders' deficit                                  $ 1,918,011       $ 1,990,282
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

                        RCN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                For the             For the
                                                            Six months ended    Six months ended
                                                              June 30, 2003       June 30, 2002
                                                            -----------------   ----------------
Cash flows from operating activities
  Net loss                                                          $  (8,837)      $(1,163,354)
                                                                    ---------       -----------
  Income from discontinued operations                                   2,501             2,717
  Net loss from continuing operations                                 (11,338)       (1,166,071)
Adjustments to reconcile net income (loss) from
  continuing operations to net cash used in
  operating activities:
    Accretion of discounted debt                                       11,715            37,591
    Amortization of financing costs                                    10,981             9,594
    Non-cash stock based compensation expense                           4,847            14,402
    Gain on sale of assets                                             (8,118)             (465)
    Gain on early extinguishment of debt                                   --           (13,073)
    Gain on sale of discontinued operation                           (165,989)               --
    Depreciation and amortization                                      97,771           159,060
    Income taxes, net                                                      12                --
    Deferred income taxes, net                                             --              (880)
    Provision for losses on accounts receivable                        10,380             6,514
    Write down on non-marketable investment                                --             2,250
    Equity in (income) loss of unconsolidated entities                (10,686)           23,916
    Impairments and special charges                                     6,651           891,806
    Minority interest                                                      --           (36,495)
                                                                    ---------       -----------
                                                                      (53,774)          (71,851)
    Net change in working capital                                     (66,461)          (55,631)
                                                                    ---------       -----------
Net cash used in continuing operations                               (120,235)         (127,482)

Cash provided by discontinued operations                                4,622             4,187
                                                                    ---------       -----------
Net cash used in operating activities                                (115,613)         (123,295)
                                                                    ---------       -----------


Cash flows from investing activities:
  Additions to property, plant and equipment                        (36,367)          (77,990)
  Short-term investments                                            161,825            45,124
  Investment in unconsolidated joint venture                             --            (7,500)
  Proceeds from sale of assets                                        2,628             4,048
  Proceeds from sale of discontinued operations                     242,844                --
  Discontinued operations                                            (2,191)             (722)
  Increase in restricted cash                                            --           (16,380)
  Increase in investments restricted for debt service              (221,344)               --
                                                                  ---------       -----------
Net cash provided by (used in) investing activities                 147,395           (53,420)
                                                                  ---------       -----------

Cash flows from financing activities:
  Repayment of long-term debt                                       (15,563)         (187,500)
  Repayment of capital lease obligations                             (1,427)             (741)
  Payments made for debt financing costs                            (11,883)          (11,843)
  Contribution from minority interest                                    --                87
                                                                  ---------       -----------
Net cash used in financing activities                               (28,873)         (199,997)
                                                                  ---------       -----------
Net increase (decrease) in cash and temporary
  cash investments                                                    2,909          (376,712)
Cash and temporary cash investments at beginning of period           49,365           476,220
                                                                  ---------       -----------
Cash and temporary cash investments at end of period              $  52,274       $    99,508
                                                                  =========       ===========
Supplemental disclosures of cash flow information
Cash paid during the periods for:
  Interest (net of $681 and $8,040 capitalized as of
   June 30, 2003 and 2002, respectively)                          $  58,986       $    41,943
                                                                  =========       ===========
  Income taxes                                                    $      56       $        --
                                                                  =========       ===========

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                        RCN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED JUNE 30, 2003
             (Dollars in Thousands, Except Share and Per Share Data)
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of RCN Corporation and its consolidated subsidiaries, ("RCN" or the "Company") have been prepared in accordance with requirements of the Securities and Exchange Commission ("SEC") for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted.

In the opinion of the management, the unaudited condensed consolidated financial statements include all adjustments, which consist of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the period ended June 30, 2003 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 2002 Annual Report on Form 10-K filed with the SEC.

2. OPERATIONS AND LIQUIDITY

At June 30, 2003, the Company had approximately $118,089 in cash, temporary cash and short-term investments and $239,753 in restricted cash. The Company believes that current cash, including available restricted cash, cash equivalents, short-term investments and proceeds from revenues will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and other activities into the first quarter of 2004. In order for the Company to meet its liquidity needs through mid-2004 and beyond, the Company will have to do one of, or a combination of, the following: (i) outperform its business plan, (ii) improve operational efficiencies, (iii) raise additional capital through issuance of equity or debt securities, (iv) further amend the Credit Facility,
(v) restructure the balance sheet, (vi) alter capital deployment plans, and
(vii) consummate additional asset sales. During the three months ended June 30, 2003, the Company entered into a $41,500 Senior Secured Credit Facility, and during July 2003, entered into a definitive agreement to sell its Carmel, NY cable system, and commenced a cash tender offer to purchase a portion of its outstanding Senior Notes. (See Notes 7, Long-Term Debt and 12, Subsequent Events, to the Unaudited Condensed Consolidated Financial Statements for additional discussion relating to these actions.) The Company can offer no assurances that it will be able to implement any additional actions on acceptable terms.

If the Company were (i) unable to implement any additional actions as described above, (ii) adversely impacted by any unforeseen business conditions and/or
(iii) unable to comply with the financial and negative covenants of the Credit Agreement, the lenders under the Credit Facility would be entitled to declare the outstanding borrowings under the Credit Facility immediately due and payable and exercise any or all of their other rights and remedies. In addition, any such acceleration of amounts due under the Credit Facility would, due to cross default provisions in the indentures governing the Company's Senior Notes, entitle holders of Senior Notes to declare the Senior Notes and any accrued and unpaid interest thereon immediately due and payable. Any such acceleration or other exercise of rights and remedies by lenders under the Credit Facility and/or holders of Senior Notes would have a material adverse effect on the Company. The Company does not have sufficient cash resources to repay our outstanding indebtedness if it is declared immediately due and payable.

See Note 7, Long-Term Debt for further discussion relating to the Company's long-term debt.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and requires retirement obligations to be recognized when they are incurred and displayed as liabilities, with a corresponding amount capitalized as part of the related long-lived asset. The capitalized element is required to be expensed using a systematic and rational method over the assets useful life. The Company is primarily subject to asset retirement obligations associated with its cable franchise agreements, which are subject to the provisions of this statement. Cable franchise agreements frequently contain clauses requiring that the Company remove its facilities from the public rights of way upon the expiration or termination of the agreement, creating an asset retirement obligation. Local governments may choose not to exercise these rights as the facilities could be considered useful improvements. The Company has concluded that the fair value of these obligations cannot be reasonably estimated because neither the settlement date of the asset retirement obligation nor the probability of enforcement of the remediation clauses are currently determinable. The Company has insufficient historical data to reasonably determine the probability of whether the remediation terms of the agreements will be enforced and to what extent. In addition, the Company is unable to estimate a potential range of settlement dates due to its intent and ability to renew the franchise agreement after the initial franchise expiration. A liability for the asset retirement obligation associated with the Company's franchise agreement will be recorded if, and when, a reasonable estimate of fair value can be determined. The Company adopted SFAS No. 143 on January 1, 2003 and the adoption of this statement did not have a material impact on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission on FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Under certain provisions of SFAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items net of the effects of income taxes. Instead, those gains and losses should be included as a component of income before income taxes. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item will be reclassified upon adoption. The Company adopted SFAS No. 145 on January 1, 2003. Accordingly in the condensed consolidated statements of operations for the period ended March 31, 2002, the extraordinary gains on early retirement of debt has been reclassified. (See Note 7, Long-Term Debt, for additional discussion regarding the Company's adoption of SFAS No. 145.) The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity. It also establishes fair value as the objective for initial measurement of the liability. The Company adopted the provisions of SFAS No. 146 on January 1, 2003. (See Note 6, Impairment Charges and Accrued Exit Costs, for discussion regarding the Company's adoption of SFAS No. 146.)

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

In January 2003, the FASB issued Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a variable interest entity, as defined in FIN 46, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company does not have any interest in any entity that require disclosure or consolidation as a result of adopting the provisions of FIN 46. In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the impact the adoption of SFAS No. 150 will have on its financial position, results of operations and cash flows.

4. CHANGE IN ESTIMATE FOR RECIPROCAL COMPENSATION REVENUE

The Company recognizes revenue when evidence of an arrangement exists, services are rendered, the selling price is determinable and collectibility is reasonably assured.

Reciprocal compensation revenue is the fee local exchange carriers pay to terminate calls on each other's networks. The Company has historically recognized such revenue as it was realized. This was due to the uncertainty of various legal and regulatory rulings as well as the Company's inability to accurately determine the amount of reciprocal compensation revenue to recognize prior to the point in time such amounts were paid, principally due to the manner in which the information was reported by the counterparty. Over the past year, the FCC has ruled on various tariff/interconnect rules that have now permitted the Company to accurately estimate the amount of reciprocal compensation revenue to be earned for calls terminated on the Company's network in the period such services are rendered. Accordingly, during the first six months of 2003, the Company recognized approximately $10,852 of incremental reciprocal compensation revenue. Approximately $4,100 of this amount related to services rendered in fiscal 2002.

5. DISCONTINUED OPERATIONS

a) During the first quarter of 2003, the Company closed the sale of its central New Jersey cable system assets and customers serviced by this network for net cash proceeds of approximately $242,844 after transaction fees and amounts paid to acquire minority interests. In addition, the Company has been reimbursed for certain post-signing expenditures related to upgrades to the central New Jersey network being performed by the Company. The central New Jersey network services approximately 80,000 customers. The transaction was structured as an asset purchase, with the buyer assuming certain liabilities related to the business. The Company recorded a gain of approximately $165,989 from sale of the assets of the discontinued operations net of taxes, transaction fees and minority interest. At June 30, 2003, approximately $16,511 of the cash proceeds from the sale of assets are being held in an escrow account for potential losses for which the purchaser of the central New Jersey cable system and its affiliates may be entitled to indemnification under the terms of the agreement governing the sale of the central New Jersey cable system. This amount is included in prepayments and other current assets on the balance sheet and is expected to be released to the Company by February 19, 2004.

In accordance with SFAS No. 144, the results of operations for central New Jersey are reported as discontinued operations and depreciation and amortization were no longer recognized on assets to be sold since the date of the agreement. The following are the summarized results of the central New Jersey operations:

                                          Three Months Ended      Six Months Ended
                                              June 30,                 June 30,
                                        -------------------      -------------------
                                         2003        2002         2003         2002
                                        -----       -------      ------      -------
Sales                                   $  --       $13,732      $7,428      $26,886
Direct expenses                            --         4,910       2,907        9,057
Operating and selling, general and
administrative, and depreciation
and amortization expense                 (282)        6,912       1,694       12,532
Income before tax                         532           819       3,227        2,717
Income after tax                        $ 527       $   819      $2,501      $ 2,717

The current and noncurrent assets and liabilities, at December 31, 2002, of the central New Jersey operation were as follows:

                                                        December 31,
                                                            2002
                                                       --------------
Current assets
 Accounts receivable from related parties                $   154
 Accounts receivable, net of reserve                        3,817
                                                          -------
Current assets of discontinued operations                 $ 3,971
                                                          =======

Noncurrent assets

 Property, plant and equipment, net                       $72,304
 Intangible assets, net                                        22
 Goodwill                                                      90
                                                          -------
Noncurrent assets of discontinued operations              $72,416
                                                          =======

Current liabilities

 Advance billings and customer deposits                   $ 3,852
                                                          -------
Current liabilities of discontinued operations            $ 3,852
                                                          =======

b) In the first quarter of 2002, the Company completed the sale of a portion of its business customer base that was not served by its broadband network. The sale was based on certain contingencies outlined in the sales agreement. After such contingencies, cash proceeds of the sale were $2,169. The Company realized a gain of $1,147 on the transaction. The gain is included in the other income (expense), net line item in the statement of operations.

6.  IMPAIRMENT CHARGES AND ACCRUED EXIT COSTS

The total asset impairment and other charges are comprised of the following:

                                             Three Months Ended         Six Months Ended
                                                   June 30,                June 30,
                                            --------------------      --------------------
                                              2003        2002         2003         2002
                                            ------      --------      ------      --------
Impairment of property, plant
 and equipment                              $   --      $734,821      $   --      $734,821
Abandoned assets                                --        52,071          --        52,071
Construction materials                          --        56,995          --        61,322
Goodwill                                        --        38,927          --        38,927
Franchises                                      --         1,379          --         1,379
Exit costs for excess facilities - net       6,571         8,091       6,651         3,286
                                            ------      --------      ------      --------
Total impairment and other charges          $6,571      $892,284      $6,651      $891,806
                                            ======      ========      ======      ========

Due to the continued severe slowdown in the telecommunications industry, the economy, and continued limited availability of capital, the Company revised its growth plan during 2002. Under the revised plan, the Company decided to substantially curtail future capital spending and network geographic expansion in all existing markets, focus on customer growth in existing markets and reduce operating expenses. As part of the revised growth plan, construction material levels were assessed based on the build-out requirements of our revised plan. The assessment process resulted in the identification of excess construction material that cannot be used for alternative use and which is either to be returned to vendors, or resold to a secondary market.

In addition, the Company initiated discussions with the respective franchising authorities to inform them of the Company's decision to stop or delay construction. During the three months ended June 30, 2003 and 2002 the Company recognized approximately $250 and $1,202, respectively, and during the six months ended June 30, 2003 and 2002, the Company recognized approximately $250 and $3,251, respectively, in additional accrued costs and penalties which are included in the operating and selling, general and administrative expenses in the statement of operations. Additionally, during the six months ended June 30, 2003 and 2002, the Company recognized approximately $2,252 and $784, respectively, of recoveries resulting from settlements and changes in estimates related to certain franchise obligations primarily as a result of negotiations with franchise authorities.

A detailed review of facility requirements against lease obligations has been continuously conducted by the Company to identify excess space. Along with the revised expansion plans, the Company has also consolidated certain operating activities, which has resulted in the Company exiting excess facilities. During the six months ended June 30, 2003 and 2002, the Company recorded additional accrued costs to exit excess facilities of approximately $6,590 and $14,197, respectively. In accordance with the provisions of SFAS No. 146, the exit costs accrued in 2003 were made at the cease-use date and include estimated sublease rentals. Additionally, during the six months ended June 30, 2003 and 2002, the Company recognized approximately $340 and $10,911, respectively, of recoveries resulting from settlements and changes in estimates related to certain lease obligations as a result of negotiations with landlords and/or better than expected sublease rentals.

The total activity for the six months ended June 30, 2003 for accrued exit costs, representing estimated damages, costs and penalties relating to franchises and real estate facilities is presented below. Recoveries are recorded when sublease agreements are executed at more favorable rates than originally anticipated or franchise issues are resolved for lower expense than anticipated.

                                              Exit Costs
                               Franchise       Facility        Total
                               ---------      -----------     --------
Balance, December 31, 2002      $ 15,595       $ 15,072       $ 30,667
 Additional accrued costs            250          6,590          6,840
 Recoveries                       (2,252)          (340)        (2,592)
 Payments                           (270)        (5,288)        (5,558)
                                --------       --------       --------
Balance, June 30, 2003          $ 13,323       $ 16,034       $ 29,357
                                ========       ========       ========

7. LONG-TERM DEBT

Long-term debt, including capital leases, outstanding at June 30, 2003 and December 31, 2002 is as follows:

                                                                      June 30,     December 31,
                                                                       2003            2002
                                                                    ----------     ------------
Term Loans                                                          $  531,375      $  546,938
Evergreen Facility                                                         346              --
Senior Notes 10% due 2007                                              161,116         161,116
Senior Discount Notes 11.125% due 2007                                 320,497         320,497
Senior Discount Notes 9.8% due 2008                                    326,286         322,481
Senior Discount Notes 11% due 2008                                     145,022         137,459
Senior Notes 10.125% due 2010                                          231,736         231,736
Capital Leases                                                          12,002          24,187
                                                                    ----------      ----------
 Total                                                               1,728,380       1,744,414
Current maturities of long-term debt, including capital leases          41,891          37,417
                                                                    ----------      ----------
 Total Long-Term Debt                                               $1,686,489      $1,706,997
                                                                    ==========      ==========

Term Loans

In June 1999, the Company and certain of its subsidiaries (together, the "Borrowers") entered into a $1,000,000 Senior Secured Credit Facility (the "Credit Facility"). The collateralized facilities are comprised of a $250,000 seven-year

Revolving Credit Facility (the "Revolver"), a $250,000 seven-year multi-draw Term Loan Facility (the "Term Loan A") and a $500,000 eight-year Term Loan Facility (the "Term Loan B"). All three facilities are governed by a single credit agreement (as amended, the "Credit Agreement"). Since that time, the Credit Agreement, including amounts available under the Credit Facility, has been amended, including as described below.

The Company entered into an amendment to the Credit Agreement dated March 7, 2003 (the "Fifth Amendment"). The Fifth Amendment enables the Company to incur additional senior secured debt, adjusts the operating and financial covenants to better reflect the Company's business plan and modifies certain other restrictions. In connection with the Fifth Amendment, the Company paid certain lenders fees of approximately $7,062. The Fifth Amendment also reduces the amount available under the Revolver to $15,000, under which there were no borrowings outstanding at June 30, 2003, and requires the Company to maintain a cash collateral account of at least $100,000 for the benefit of the lenders under its credit facility. At June 30, 2003 the Company maintained cash collateral relating to the Fifth Amendment, of approximately $208,000 (of which $100,000 has been classified as long-term). The Fifth Amendment also calls for half of the first $100,000 in proceeds from future asset sales, and 80% of proceeds from assets sales in excess of $100,000, to be used to pay down the Company's senior secured term loans. Additionally, the Company will increase amortization payments under its term loans by an amount equal to 50% of interest savings from new repurchases of senior notes, not to exceed $25,000. The Fifth Amendment also enables the Company to incur up to $500,000 of new senior indebtedness that may be secured by a second subordinated lien on the company's assets. Up to $125,000 of existing cash and the proceeds of new indebtedness may be used to repurchase outstanding senior notes. As a result of the Fifth Amendment, the Company will not be able to borrow money that may otherwise have previously been available to it under the Revolver. As adjusted by the Fifth Amendment, on July 1, 2004, if the aggregate amount of outstanding loans exceeds $415,875 (i.e., $75,000 less than the currently scheduled amount), the Applicable Spread with respect to all loans shall be increased by 100 basis points; provided, that such increase shall be eliminated if the aggregate amount of outstanding Loans is equal to or less than $390,937 on or before December 31, 2004.

On March 25, 2002, the Company entered into an amendment to the Credit Agreement (the "Fourth Amendment"). The Fourth Amendment amended certain financial covenants, certain other negative covenants and certain other terms of the Credit Agreement, including increases to the margins and commitment fee payable thereunder. In connection with the Fourth Amendment, the Company paid certain lenders a fee of approximately $12,900, repaid $187,500 of outstanding term loans under the Credit Facility and permanently reduced the amount available under the Revolver from $250,000 to $187,500. The Company also agreed that it would not draw down additional amounts under the Revolver until the later of March 31, 2004 or the date on which the Company delivers to the lenders a certificate with calculations demonstrating that the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA") was at least $60,000 in the aggregate for the two most recent consecutive fiscal quarters. In connection with the Fourth Amendment, each of the lenders party thereto also agreed to waive any default or event of default under the Credit Agreement that may have occurred prior to the date of the Fourth Amendment.

As adjusted by the Fourth Amendment, the interest rate on the Credit Facility is, at the election of the Borrowers, based on either a LIBOR or an alternate base rate option. For the Revolver or Term Loan A borrowing, the interest rate will be LIBOR plus a spread of up to 350 basis points or the base rate plus a spread of 250 basis points, depending upon whether the Company's EBITDA has become positive and thereafter upon the ratio of debt to EBITDA. In the case of the Revolver, the Company will pay a fee of 150 basis points on the unused commitment accrued including a 350 basis points fee on up to $15,000 available for letters of credits. For all Term Loan B borrowings the interest includes a spread that is fixed at 400 basis points over the LIBOR or 300 basis points over the alternate base rate. In addition, the LIBOR rate is subject to 300 basis points per annum minimum.

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

At June 30, 2003, the Company was in compliance with the covenants and there were no outstanding loans under the Revolver. In addition to being used to fund working capital needs, general corporate purposes and to finance telecommunications assets, the Revolver can also be utilized for letters of credit. As of June 30, 2003, there were $15,000 in letters of credit outstanding under the Revolver, none of which were drawn down.

In accordance with the Fourth Amendment, the Company prepaid $62,500 of the Term Loan A on March 25, 2002. At June 30, 2003, $159,375 of the Term Loan A was outstanding. Amortization of the Term Loan A commenced in September 2002 with amounts being repaid in quarterly installments based on percentage increments of the Term Loan A that start at 3.75% per quarter in September 2002 and increase in steps to a maximum of 10% per quarter in September 2005 through to maturity in June 2006. For the six months ended June 30, 2003, the Company repaid approximately $14,063 of the Term Loan A.

In accordance with the Fourth Amendment, the Company prepaid $125,000 of the Term Loan B on March 25, 2002. At June 30, 2003, $372,000 of the Term Loan B was outstanding. Amortization of the Term Loan B commenced in September 2002 with quarterly installments of $750 per quarter until September 2006 when the quarterly installments increase to $90,750 per quarter through to maturity in June 2007. For the six months ended June 30, 2003, the Company repaid approximately $1,500 of the Term Loan B.

In June 2003, the Company entered into a $41,500 Commerical Term Loan and Credit Agreement (the "Evergreen Facility") with Evergreen Investment Management Company, LLC and certain of its affiliates ("Evergreen"). Evergreen's commitment expires September 4, 2003. Any term loans made under the Evergreen Facility will mature on June 30, 2008. The interest rate on the Evergreen loans is 12.5% per annum; however, no cash interest is payable until April 1, 2006. The interest rate is subject to upward adjustment in the event the Company incurs new indebtedness within 90 days after closing at a higher rate. In the event the Company or certain of its subsidiaries receive net proceeds in respect of certain prepayment events such as asset sales or casualty events and such net proceeds are not applied to the repayment of amounts outstanding under the Senior Credit Facility, the Company must repay the Evergreen loans in an aggregate amount equal to such net proceeds or use such proceeds to acquire telecommunications assets, or for working capital. Following the termination of the Senior Credit Facility, the Company must apply 50% of the net proceeds from such assets sales or casualty events to repay the Evergreen loans and not to reinvestment. The Company must apply 50% of excess cash flow for each fiscal year commencing on the earlier of (i) the fiscal year ending December 31, 2007 or (ii) the fiscal year in which all amounts outstanding under the Senior Credit Facility have been paid in full or the Senior Credit Facility does not prohibit such payment to prepay the Evergreen loans, provided that any lender may waive its right to receive the amount of such mandatory prepayment, and any amount will be applied to the mandatory prepayment of other Evergreen loans on a pro rata basis. Evergreen has a second priority lien on substantially all assets of the Company. The Evergreen Facility contains affirmative covenants, negative covenants and events of default substantially similar to those set forth in the Credit Facility. Upon closing, the Company paid a 4% or $1,660 funding fee to Evergreen. As of June 30, 2003, $41,500 was available to be drawn down from the Evergreen Facility and approximately $346, relating to interest, was outstanding.

In connection with the signing of the Evergreen Facility, the Company issued warrants to Evergreen to purchase 4,150,000 shares of Common stock at an initial exercise price of $1.25 per share. The warrants are exercisable any time following three months from their issuance. The Company valued the warrant using the Black-Scholes pricing model, applying an expected life of 5 years, a weighted average risk-free rate of 3.5%, a volatility of 70% and a deemed value of Common stock of $1.67 per share. The estimated value of the warrant, $4,026 was recorded as an other non-current asset to be amortized over the next 5 years.

Capital Leases

During the six months ended June 30, 2003, the Company completed a buyout of certain of its capital lease obligations of approximately $12,655. The Company recognized a gain of approximately $7,235 from the buyout net of asset costs of $4,420 and payment of approximately $1,000. The gain is included in the other income (expense), net line item on the statement of operations.

Contractual maturities of long-term debt, including capital leases over the next 5 years are as follows:

                                         Aggregate Amount
                                         ----------------
For the period July 1, 2003 through
 December 31, 2003                        $ 21,191
For the year ended December 31, 2004        46,722
For the year ended December 31, 2005        65,418
For the year ended December 31, 2006       222,156
For the year ended December 31, 2007       663,380

During the quarter ended March 31, 2002, the Company completed various debt repurchases for certain of its Senior Discount Notes. The Company retired approximately $24,037 in face amount of debt with a book value of approximately $22,142. The Company recognized an extraordinary gain of approximately $13,073 from the early retirement of debt in which approximately $722 of cash was paid and 2,589,237 shares of common stock with a value of approximately $7,875 were issued. In addition, the Company incurred fees of approximately $180 and wrote off debt issuance costs of approximately $292. The Company adopted SFAS No. 145 on January 1, 2003. Accordingly, in the condensed consolidated statements of operations for the period ended March 31, 2002, the extraordinary gains on early retirement of debt of $13,073 have been reclassified and are included in the results from continuing operations. The adoption of SFAS No. 145 did not have a material impact on the Company's financial statements, cash flows or results from operations.

8. STOCK BASED COMPENSATION, REDEEMABLE PREFERRED STOCK

The Company has followed the recognition provisions of SFAS No. 123 - "Accounting for Stock-Based Compensation" since January 1, 2000. Under SFAS No.123, the fair value of an option on the date of the grant is amortized over the vesting period of the option in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28 "Accounting For Stock Appreciation Rights and Other Variable Stock Option or Award Plans". As a result of the completion of the Company's Option Exchange Program in the quarter ended December 31, 2001, all of the Company's options from that date forward are now accounted for under the recognition provisions of SFAS 123.

The tables below reflect the grants and compensation expense recorded for the three and six months ended June 30, 2003 and 2002 for the Incentive Stock Option ("ISO") and the Outperform Stock Option ("OSO") plans.

              Three Months Ending June 30, 2003               Three Months Ending June 30, 2002
        ------------------------------------------      ------------------------------------------
                                      Unamortized                                      Unamortized
                                      compensation                                     compensation
        Granted        Fair Value       expense         Granted        Fair Value        expense
        -------        ----------     ------------      -------        ----------      ------------
ISO         77,200        $72           $2,329           60,850           $118           $15,245
OSO          --           $--           $7,614           10,000           $ 61           $44,966



                               Non-cash stock based compensation expense
                  Three Months Ending June 30,                  Six Months Ending June 30,
               --------------------------------            ---------------------------------
                2003                      2002              2003                       2002
               ------                    ------            ------                    -------
ISO            $  629                    $3,460            $1,258                    $ 7,066
OSO            $1,197                    $5,772            $2,522                    $11,531

Incentive Stock Options

The unamortized compensation expense is recognized over the ISO's vesting period, which is three years.

Outperform Stock Option Plan

The unamortized compensation expense is recognized over the OSO's vesting period, which is five years.

Employee Stock Purchase Plan

The Company recorded $108 and $229 of non-cash compensation expense during the three and six months ended June 30, 2003 respectively, and $263 and $512 of non-cash compensation expense during the three and six months ended June 30, 2002, respectively, relating to purchases of stock by employees pursuant to its employee stock program.

Restricted Stock

The Company recorded $871 and $2,328 of non-cash compensation expense during the three months ended June 30, 2003 and 2002, respectively, and $837 and $(4,667) for the six months ended June 30, 2003 and 2002, respectively, relating to grants of restricted stock to employees pursuant to its restricted stock program. During the three and six months ended June 30, 2003, the Company cancelled approximately 41,300 and 35,200 grants of restricted stock, respectively, resulting in a reduction to non-cash compensation expense for the three and six months ended June 30, 2003 by approximately $55 and $964, respectively. During the three and six months ended June 30, 2002, the Company cancelled approximately 31,300 and 698,000, grants of restricted stock, respectively, resulting in a reduction to non-cash compensation expense for the three and six months ended June 30, 2002 by approximately $164 and $11,360, respectively.

As of June 30, 2003, the Company had unearned compensation costs of $2,844 related to restricted stock which is being amortized to expense over the restriction period.

Redeemable Preferred Stock

At June 30, 2003, the Company had paid cumulative dividends in the amount of $85,372 in the form of additional Series A Preferred stock. At June 30, 2003, the number of common shares that would be issued upon conversion of the Series A Preferred stock was 8,663,953.

At June 30, 2003, the Company had paid cumulative dividends in the amount of $430,297 in additional shares of Series B Preferred stock. At June 30, 2003, the number of common shares that would be issued upon conversion of the Series B Preferred stock was 33,687,823.

9. LOSSES PER SHARE

Basic loss per share is computed based on net loss after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on net loss after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations before giving effect to gains from the sale of the discontinued operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock and stock options which would have been assumed to be converted during the three and six months ended June 30, 2003 and have a dilutive effect if the Company had income from continuing operations is 42,495,025 and 42,503,775, respectively. The number of shares of preferred stock and stock options which would have been assumed to be converted in the three and six months ended June 30, 2002 and have a dilutive effect if the Company had income from continuing operations is 38,329,909 and 38,664,608, respectively.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations:

                                                             Three Months Ended                     Six Months Ended
                                                                  June 30,                                June 30,
                                                      ---------------------------------       ---------------------------------
                                                          2003                 2002                 2003                2002
                                                      -------------       -------------       -------------       -------------
Net loss from continuing operations                   $     (83,982)      $  (1,055,030)      $    (177,327)      $  (1,166,071)
Income from discontinued operations, net of tax                 527                 819             168,490               2,717
                                                      -------------       -------------       -------------       -------------

Net loss                                                    (83,455)         (1,054,211)             (8,837)         (1,163,354)
Preferred dividend and accretion requirements                42,978              40,193              85,241              79,718

Net loss to common shareholder                        $    (126,433)      $  (1,094,404)      $     (94,078)      $  (1,243,072)
                                                      =============       =============       =============       =============

Basic and diluted loss per average common share:

Weighted average shares outstanding                     110,564,300         104,591,255         110,366,753         103,223,747
                                                        ===========         ===========         ===========         ===========

Loss per average common share from
 continuing operations                                $       (1.15)      $      (10.47)      $       (2.38)      $      (12.07)
                                                      =============       =============       =============       =============
Gain from discontinued operations                              0.00                0.01                1.53                0.03
                                                      -------------       -------------       -------------       -------------
Net loss to common shareholders                       $       (1.15)      $      (10.46)      $       (0.85)      $      (12.04)
                                                      =============       =============       =============       =============

10.  COMPREHENSIVE INCOME

The Company primarily has two components of comprehensive income: cumulative translation adjustments and unrealized appreciation (depreciation) on investments. The following table reflects the components of comprehensive income
(loss) and its effect on net income (loss).

                                                  Three Months Ended               Six Months Ended
                                                      June 30,                        June 30,
                                               2003            2002             2003             2002
                                             --------       -----------       --------       -----------
Net loss                                     $(83,455)      $(1,054,211)      $ (8,837)      $(1,163,354)

Cumulative foreign currency translation
 gain (loss)                                       --                --         (6,773)            3,074
Unrealized appreciation (depreciation)
 on investments                                   549             1,464           (105)           (1,235)
                                             --------       -----------       --------       -----------
Comprehensive loss                           $(82,906)      $(1,052,747)      $(15,715)      $(1,161,515)
                                             ========       ===========       ========       ===========

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

12. SUBSEQUENT EVENTS

On July 8, 2003, the Company notified employees of its Springfield, MA call center of its intention to consolidate call center operations effective September 5, 2003. The Company will record a one-time charge, related to the facility closure, of approximately $10,000, during the three months ended September 30, 2003.

On July 10, 2003, the Company reached an agreement to sell its Carmel, NY cable and voice system for approximately $120 million in cash. The purchase price is subject to adjustments based on the number of video subscribers and certain working capital items at closing. The transaction is structured as an asset purchase, with the buyer assuming certain contractual liabilities related to the business. The sale is not expected to close prior to the first quarter of 2004. Approximately $66 million of the proceeds from the sale will be used as a partial pay-down of the Company's senior secured bank facility.

On July 11, 2003, the Company commenced a cash tender offer to purchase up to $290,000 aggregate principal amount of its outstanding Senior Notes with cash not to exceed $92,500. The price will not be less than $320 nor more than $370 per $1,000 face amount, plus accrued and unpaid interest. The offer applies to all series of the Company's senior notes. The offer will expire on August 15, 2003 unless otherwise extended or terminated by the Company.

WHERE YOU CAN FIND MORE INFORMATION

RCN Corporation and its consolidated subsidiaries, ("We, Our, Us") as a reporting company, are subject to the informational requirements of the Exchange Act and accordingly file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. You may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room. As an electronic filer, our public filings are maintained on the SEC's Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov. In addition, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may be accessed free of charge through our website as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. The address of that website is http://www.rcn.com/investor/secfilings.php. Since March 31, 2003, all reports pursuant to the Exchange Act that we have filed with, or furnished to, the SEC have been timely posted on our website.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes for the periods ended June 30, 2003, and with the audited financial statements and notes included in our December 31, 2002 Annual Report on the Form 10-K filed with the Securities and Exchange Commission.

You should carefully review the information contained in the 2002 Annual Report on the Form 10-K and particularly consider the "Risk Factors" and "Critical Accounting Policies" that we set forth in the Annual Report and other reports or documents that we file from time to time with the SEC. Some of the statements made by us in these documents discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The "forward-looking" information is based on various factors and was derived using numerous assumptions. In some cases, these so-called forward-looking statements can be identified by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. These statements only reflect our predictions. Actual events or results may differ substantially. Important factors that could cause actual results to be materially different from anticipated results and expectations expressed in any forward-looking statements made by or on behalf of us include, but are not limited to, our failure to:

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

Except as discussed in Note 4, there has been no change to the our critical accounting policies and use of estimates that are reported in the our December 31, 2002 Annual Report on the Form 10-K.

INTRODUCTION

We are a leading facilities-based competitive provider of bundled phone, cable television and high-speed Internet services to some of the most densely populated markets in the U.S. We had approximately 905,000 average connections during the three months ended June 30, 2003. We provide services in Boston, including 18 surrounding communities, New York City, the Philadelphia suburbs, Chicago, San Francisco and several of its suburbs, along with two communities the in Los Angeles area. We also serve the Lehigh Valley in Pennsylvania and communities in and around Carmel, NY. We are also a party to the Starpower Communications, LLC ("Starpower") joint venture with Pepco Communications, Inc. ("Pepco"), a subsidiary of Pepco Holdings, Inc. ("Potomac"). Starpower serves the Washington, D.C. metropolitan market with approximately 210,000 total service connections at June 30, 2003. We were the incumbent franchised cable operator in many communities in central New Jersey until these operations were sold on February 19, 2003.

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

GENERAL

Our primary business is delivering bundled communications services, including local and long distance telephone, video programming (including digital cable television and high definition television) and data services (including cable modem, high speed Internet access and dial-up Internet) to residential customers over our predominantly owned network. We currently serve consumers in some of the most densely populated markets in the U.S.

ResiLink(SM) and Essentials(SM) are the brand names of our two families of bundled service offerings, offered for a flat monthly price to residential customers of cable television, phone, and high-speed Internet. In addition to our bundled package offerings, we sell cable television, phone and high-speed cable modem and dial-up Internet to residential customers on an a-la-carte basis. We also provide communication services to commercial customers.

We are working to leverage the capacity of our broadband network to allow us to expand our offering of new services. In 2002, we launched RCN MegaModemSM which provides 3 Mbps of speed for customers looking to download movie videos, MP3 music files, and other Web-based forms of entertainment in as little as half the time it would take with a standard 1.5 Mbps cable modem or DSL connection. We believe MegaModemSM is the fastest Internet connection available to residential customers in our markets. Also in 2002, we expanded our launch of Video-on-Demand ("VOD") in the Philadelphia market. We continue to launch VOD, Subscription VOD and high definition television in certain markets during 2003.

Our services are typically delivered over our predominantly owned high-speed, high-capacity, fiber-optic network. Our network is a hybrid broadband fiber-optic platform. This architecture allows us to bring our state-of-the-art broadband network within approximately 900 feet of our customers, with fewer electronics than existing incumbent cable companies. We have generally designed our broadband network to have sufficient capacity so that we believe we have the capability of adding new communications services more efficiently and effectively than the incumbents or other competitors.

JOINT VENTURES

To increase our market entry and gain access to Right of Ways, we formed key alliances in two strategic markets.

We are a party to the RCN-Becocom, LLC joint venture with NSTAR Communications, Inc. ("NSTAR Communications"), a subsidiary of NSTAR, regarding construction of our broadband network and operation of our telecommunications business in the Boston metropolitan area. NSTAR is a holding company that, through its subsidiaries, provides regulated electric and gas utility services in the Boston area. At December 31, 2002, following NSTAR's exchanges of their joint venture ownership interest for RCN's stock, the Company had a profit/loss sharing ratio of 100% and an investment percentage of 70.24% in the RCN-Becocom joint venture. The investment percentage represents the amount of any additional capital investment in the venture that RCN has the right to invest. Results of operations of RCN-Becocom are consolidated in our financial statements.

We are also a party to the Starpower joint venture with Pepco Communications, Inc. ("Pepco"), a subsidiary of Pepco Holdings, Inc. ("Potomac"), regarding construction of our broadband network and operation of our telecommunications business in the Washington, D.C. metropolitan area, including parts of Virginia and Maryland. Through its subsidiaries, Potomac is engaged in regulated utility operations and in diversified competitive energy and telecommunications businesses. RCN and Pepco each own a 50% membership interest in Starpower. The Starpower joint venture is accounted for in our financial statements under the equity method of accounting and our pro-rata portion of Starpower's operating results is included in the equity (loss) in income of unconsolidated entities line in our condensed consolidated statements of operations.

SEGMENT REPORTING

We believe that we operate as one reportable operating segment, which contains many shared expenses generated by the various revenue streams. We do not allocate shared expenses incurred on a single network to our multiple revenue streams, as any such allocation would be costly, impractical and arbitrary. Our chief decision-makers do, however, monitor operating results in a way different from that depicted in the historical general purpose financial statements. These measurements include the consolidation of results of operations of Starpower, which is not consolidated under generally accepted accounting principles ("GAAP"). Such information, however, does not represent a separate segment under GAAP and therefore it is not separately disclosed.

For the purposes of measuring the financial and operational performance of the Company, we consolidate the results of operations of all joint ventures including Starpower, the results of which are not consolidated when our statements of financial position, cash flows and results of operations are presented under GAAP. The use of non-GAAP financial disclosures represents our view of the total consolidated, operational results.

The following unaudited non-GAAP financial summary, highlights our results of operations on a consolidated basis for the three and six months ended June 30, 2003, had the results of operations of the Starpower joint venture been consolidated with ours for the same period:

                              Three Months Ended June 30, 2003              Six Months Ended June 30, 2003
                          -----------------------------------------    -----------------------------------------
                              RCN                                          RCN
                            Including        Less           RCN          Including       Less           RCN
                          Starpower (2)  Starpower (1)    GAAP (2)     Starpower (2)  Starpower (1)    GAAP (2)
                          -------------  -------------   ----------    -------------  -------------   ----------
Total sales                $ 142,123       $ 20,475      $ 121,648      $ 288,792       $ 42,684      $ 246,108
Total direct costs            50,279          5,780         44,499         98,130         11,479         86,651
                           ---------       --------      ---------      ---------       --------      ---------
Margin                        91,844         14,695         77,149        190,662         31,205        159,457
Total operating and
  selling, general and
  administrative costs        83,122         12,007         71,115        180,087         24,583        155,504
                           ---------       --------      ---------      ---------       --------      ---------
Adjusted EBITDA (3)            8,722          2,688          6,034         10,575          6,622          3,953
Non-cash stock-based
  compensation                 2,816             18          2,798          4,865             18          4,847
Impairment and special
  charges                      6,571             --          6,571          6,651             --          6,651
Depreciation and
  amortization                51,301          5,014         46,287        107,773         10,002         97,771
                           ---------       --------      ---------      ---------       --------      ---------

Operating loss             $ (51,966)      $ (2,344)     $ (49,622)     $(108,714)      $ (3,398)     $(105,316)
                           =========       ========      =========      =========       ========      =========

(1) We own 50% of Starpower, a joint venture in the Washington, D.C. market, which is accounted for as an equity investment in our condensed consolidated financial statements. Results of operations of Starpower have been presented here net of related party transactions with us.

(2) Excludes results of central New Jersey operations which was sold February 19, 2003 and is included as a discontinued operation for GAAP purposes. (See
Note 5, Discontinued Operations, to the Unaudited Condensed Consolidated Financial Statements.)

(3) Adjusted EBITDA - Non GAAP measure calculated as net income (loss) before interest, tax, depreciation and amortization, stock based compensation, extraordinary gains and special charges that we and our chief decision-makers use to measure performance and liquidity. Adjusted EBITDA is a meaningful indicator of profitability for capital-intensive businesses, and is a key valuation metric in the investment community. Other companies may calculate and define EBITDA differently than RCN.

OVERVIEW OF OPERATIONS

Approximately 95.5% of the our revenue for the six months ended June 30, 2003 is attributable to monthly telephone line service charges, local toll, special features and long-distance telephone service fees, monthly subscription fees for basic, premium, and pay-per-view cable television services, and Internet access fees through high-speed cable modems, dial up telephone modems, web hosting and dedicated access. The remaining 4.5% of revenue is mostly derived from reciprocal compensation, which is the fee local exchange carriers pay to terminate calls on each other's networks.

We have historically recognized reciprocal compensation revenue, which is the fee local exchange carriers pay to terminate calls on each other's networks, as it was realized. This was due to the uncertainty of various legal and regulatory rulings that affected our ability to accurately determine the amount of reciprocal compensation revenue to recognize prior to the point in time such amounts were paid. Over the past year, the FCC has ruled on various tariff/interconnect rules that have now permitted us to accurately estimate the amount of reciprocal compensation revenue to be earned for calls terminated on our network in the period such services are rendered. Accordingly, during the six months ended June 30, 2003, we recognized approximately $10,852 of incremental reciprocal compensation revenue. Approximately $4,100 of this amount related to services rendered in calendar 2002.

Our expenses primarily consist of direct expenses, operating and selling and general and administrative expenses, stock-based compensation, depreciation and amortization, and interest expense. Direct expenses primarily include cost of providing services such as cable programming, franchise costs and network access fees. Operating, selling and general and administrative expenses primarily include customer service costs, advertising, sales, marketing, order processing, telecommunications network maintenance and repair ("technical expenses"), general and administrative expenses, installation and provisioning expenses, and other corporate overhead.

During the six months ended June 30, 2003, we have continued our initiative begun in 2002 to reduce costs, increase operational efficiencies, and realign resources to focus on core opportunities and product offerings. The most significant decrease in operating, selling, general and administrative expenses was due to reduced labor costs as a result of increased operational efficiencies and the elimination of costs as a result of the reduction and elimination of construction in new markets.

During the first six months of 2003, we continued our review of expansion plans in existing markets to achieve higher growth with lower incremental capital spending. Capitalized construction material levels also continued to be assessed based on the build-out requirements of our expansion plans. The assessment process includes the identification of excess construction material that cannot be used for alternative use and which is either to be returned to vendors, or resold to a secondary market. During the six months ended June 30, 2003, there were no write downs of excess construction material. We are aware that the secondary market for construction materials is changing, which could negatively affect our salvage value.

In 2003, we will continue to conduct detailed reviews of facility requirements against lease obligations to identify excess space. We are continuing the process of consolidating space and exiting or subleasing excess facilities and will recognize exit costs accordingly. We recorded approximately $6,571 and $6,551 in exit costs in the three and six months ended June 30, 2003, respectively. (See Note 6, Impairment Charges and Accrued Exit Costs, to the Unaudited Condensed Consolidated Financial Statements.)

Prior to the adoption of SFAS No. 145, we historically recorded gains upon the early retirement of debt as an extraordinary item. In the first quarter of 2002, we recorded an extraordinary gain of $13,073 from the early retirement of debt in which approximately $722 of cash was used. In accordance with SFAS No. 145, this gain has been reclassified. (See Note 7, Long-Term Debt, to the Unaudited Condensed Consolidated Financial Statements.) There has been no early debt extinguishment in 2003.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002.

Sales:

Total sales increased $7,393 or 6.5% to $121,648 for the three months ended June 30, 2003 from $114,255 for the three months ended June 30, 2002. Total sales increased $20,470 or 9.1% to $246,108 for the six months ended June 30, 2003 from $225,638 for the six months ended June 30, 2002.

Sales by service offerings, which reflect certain internal allocations made for bundled product sales, are as follows:

                                    Three Months Ended June 30,                         Six Months Ended June 30,
                            ---------------------------------------------    ----------------------------------------------
                                                      Increase (Decrease)                              Increase (Decrease)
                                                      -------------------                              --------------------
                              2003         2002           $           %        2003         2002           $            %
                            --------     --------     --------     ------    --------     --------     --------      ------
Voice                       $ 37,516     $ 32,594     $ 4,922       15.1%    $ 75,437     $ 68,135     $  7,302       10.7%
Video                         55,773       49,580       6,193       12.5%     109,091       96,482       12,609       13.1%
Data - high speed             18,670       14,583       4,087       28.0%      37,216       30,297        6,919       22.8%
Data - dial up                 4,196        6,839      (2,643)     -38.6%       9,916       14,026       (4,110)     -29.3%
Reciprocal compensation        3,265        5,679      (2,414)     -42.5%      10,852        9,776        1,076       11.0%
Other                          2,228        4,980      (2,752)     -55.3%       3,596        6,922       (3,326)     -48.0%
                            --------     --------     -------      -----     --------     --------     --------      -----
Total                       $121,648     $114,255     $ 7,393        6.5%    $246,108     $225,638     $ 20,470        9.1%
                            ========     ========     =======      =====     ========     ========     ========      =====

About 48.4% of the increase in sales by service offering, excluding reciprocal compensation and other, was the result of a higher number of average connections, which increased 0.6% to 900,631 at June 30, 2003 from 895,540 at June 30, 2002. Average connections by service offering are as follows:

                               Three Months Ended June 30,                      Six Months Ended June 30,
                      -------------------------------------------    --------------------------------------------
                                              Increase (Decrease)                             Increase (Decrease)
                                              -------------------                             -------------------
                       2003         2002         #           %         2003        2002           #           %
                      -------     -------     -------      ------    -------      -------     --------     ------
Voice                 241,398     220,987      20,411        9.2%    238,769      215,799      22,970       10.6%
Video                 389,783     385,891       3,892        1.0%    389,060      381,688       7,372        1.9%
Data - high speed     161,730     120,255      41,475       34.5%    156,995      115,102      41,893       36.4%
Data - dial up        107,720     168,407     (60,687)     -36.0%    124,870      176,665     (51,795)     -29.3%
                      -------     -------     -------      -----     -------      -------     -------      -----

Total                 900,631     895,540       5,091        0.6%     909,694     889,254      20,440        2.3%
                      =======     =======     =======      =====     =======      =======     =======      =====

The change in average connections resulted in the following volume related revenue variances for the three months ended June 30, 2003 for each service offerings:

Voice                                 $ 3,010
Video                                     500
Data - high speed                       5,030
Data - dial up                         (2,464)
                                      -------
Total connections volume variance     $ 6,076
                                      =======

Another 51.6% of the increase in sales by service offering, excluding reciprocal compensation and other, was the result of higher average monthly revenue per connection by service offering as follows:

                             Three Months Ended June 30,                 Six Months Ended June 30,
                      -----------------------------------------   -----------------------------------------
                                            Increase (Decrease)                         Increase (Decrease)
                                            -------------------                         -------------------
                       2003       2002         $           %       2003       2002         $           %
                      ------     ------     -------      -----    ------     ------     -------      -----
Voice                 $51.80     $49.16     $ 2.64        5.4%    $52.66     $52.62     $ 0.03        0.1%
Video                 $47.70     $42.83     $ 4.87       11.4%    $46.73     $42.13     $ 4.60       10.9%
Data - high speed     $38.48     $40.42     $(1.95)      -4.8%    $39.51     $43.87     $(4.36)      -9.9%
Data - dial up        $12.98     $13.54     $(0.55)      -4.1%    $13.24     $13.23     $ 0.00        0.0%

The decrease in average monthly revenue per connection for data - high speed relates primarily to increased promotional campaigns during the three months ended June 30, 2003.

The change in average monthly revenues per connection resulted in the following revenue variances for the three months ended June 30, 2003 for each service offerings:

Voice                          $ 1,912
Video                            5,693
Data - high speed                 (943)
Data - dial up                    (179)
                               -------

Total rate volume variance     $ 6,483
                               =======

For the three month period ending June 30, 2003, reciprocal compensation decreased 42.5% and for the six month period ending June 30, 2003 reciprocal compensation increased 11.0%, due to a change in estimate related to these revenues. Due to the uncertainty of various regulatory rulings that had affected the collectibility of reciprocal compensation, we had recognized this revenue as it was realized in periods prior to 2003. In 2003, based on regulatory changes and our experience of realizing reciprocal compensation revenues, we changed our estimate of reciprocal compensation revenues in the period reported. This change resulted in our recording approximately $7,100 in additional reciprocal compensation for the quarter ended March 31, 2003 of which approximately $4,100 related to services provided in 2002.

Other sales decreased $2,752 or 55.3% to $2,228 for the three months ended June 30, 2003 from $4,980 for the quarter ended June 30, 2002. For the six months ended June 30, 2003 other sales decreased $3,326, or 48.0% to $3,596 from $6,922 for the six months ended June 30, 2002. The decrease was due primarily to lower television production revenues.

Costs and Expenses, Excluding Stock-Based Compensation, Depreciation and
Amortization:

Direct expenses are comprised of the costs of providing services. Following is a table of direct costs by service type for the three and six months ended June 30, 2003 as compared to the same periods of 2002:

                                Three Months Ended June 30,                     Six Months Ended June 30,
                       -------------------------------------------     --------------------------------------------
                                               Increase (Decrease)                             Increase (Decrease)
                                               -------------------                             --------------------
                        2003         2002         $            %        2003        2002          $            %
                       -------     -------     -------      -------    -------     -------     -------      -------
Voice                  $10,710     $12,329     $(1,619)      -13.1%    $20,345     $25,701     $(5,356)      -20.8%
Video                   29,610      27,508       2,102         7.6%     58,472      53,327       5,145         9.6%
Data                     3,670       5,417      (1,747)      -32.3%      7,179      11,655      (4,476)      -38.4%
Other                      509       1,272        (763)      -60.0%        655       2,534      (1,879)      -74.2%
                       -------     -------     -------      -------    -------     -------     -------      -------
Total Direct Costs     $44,499     $46,526     $(2,027)       -4.4%    $86,651     $93,217     $(6,566)       -7.0%
                       =======     =======     =======      =======    =======     =======     =======      =======

The decrease in direct expenses, for both periods, was due primarily to lower voice and data network operating costs resulting from network optimization and were partially offset by higher video costs resulting from increases in video connections, franchise fees and increases in basic and premium programming rates.

Operating and selling and general and administrative costs decreased $21,196 or 23.0% to $71,115 for the three months ended June 30, 2003 from $92,311 for the three months ended June 30, 2002. For the six months ended June 30, 2003, operating, selling and general and administrative costs decreased $32,899 or 17.5% to $155,504 from $188,403 for the six months ended June 30, 2002. Components of operating, selling and general and administrative costs are as follows:

                                 Three Months Ended June 30,                          Six Months Ended June 30,
                       ----------------------------------------------     ------------------------------------------------
                                                 Increase (Decrease)                                  Increase (Decrease)
                                                 --------------------                                 --------------------
                         2003        2002            $            %         2003         2002             $            %
                       -------     --------      --------      ------     --------     ---------      --------      ------
Customer service       $25,913     $ 29,883      $ (3,970)     -13.3%     $ 52,107     $  59,284      $ (7,177)     -12.1%
Network operations
 and construction       10,515       12,550        (2,035)     -16.2%       21,355        26,454        (5,099)     -19.3%
Marketing
 and advertising         6,169        6,062           107        1.8%        9,973        10,711          (738)      -6.9%
Sales                    8,445        7,970           475        6.0%       16,472        16,899          (427)      -2.5%
Operating, general
 and administration     20,073       35,846       (15,773)     -44.0%       55,597        75,055       (19,458)     -25.9%
                       -------     --------      --------      ------     --------     ---------      --------      ------
                       $71,115     $ 92,311      $(21,196)     -23.0%     $155,504     $ 188,403      $(32,899)     -17.5%
                       =======     ========      ========      ======     ========     =========      ========      ======

Customer service costs decreased for both the three and six months ended June 30, 2003 over the comparable 2002 periods. This decrease was due to reduction in staff and temporary labor costs of approximately $3,636 and $5,399 respectively. Other decreases for the six months ended June 30, 2002 of approximately $1,328 were due to lower costs for facilities and related operating expenses such as utilities and telephone.

Network operations and construction costs decreased for both the three and six months ended June 30, 2003 over the same comparable 2002 periods. This decrease was primarily due to reductions in staff labor costs of approximately $1,997 and $5,261, respectively.

Marketing and advertising costs increased $107 for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 and decreased $738 for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Decreases of approximately $162 and $302, respectively were due to reduced staff labor costs and was offset by an increase of approximately $217 relating to higher advertising agency fees during the three months ended June 30, 2003. An additional reduction of approximately $479 for the six months ending June 30, 2003 was due to lower advertising agency fees.

Selling expenses increased $475 for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 and decreased $427 for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Increases of approximately $909 and $427, respectively, were due to increased sales headcount. These increases were offset by a reduction of outside telemarketing costs of approximately $388 and $809, respectively.

Operating, general and administrative expenses decreased for both the three and six months ended June 30, 2003 over the comparable periods in 2002. The major component was the result of staff reductions and personnel related costs of approximately $8,629 and $11,036, respectively. Additional decreases of approximately $1,562 and $3,436, respectively, resulted from the implementation of computer systems for automated billing and data processing and related reductions in maintenance costs. Other decreases of approximately $1,723 and $2,566 respectively were due to lower costs for facilities and facilities operating expenses such as utilities and telephone. Decreases of approximately $3,622 and $3,091 respectively were due to lower than expected costs to exit municipal franchise agreements. A decrease of approximately $6,200 for the three and six months ended June 30, 2003 was due to a non-recurring decrease in compensation plan expense resulting from a plan amendment. These decreases were partially offset by an increase in bad debt expense of approximately $3,021 and $4,041 principally due to an increase of the reserve on dial up receivables and higher legal fees of approximately $1,177 and $1,728 respectively, principally due to the sale of our central New Jersey assets and additional debt issuance activities.

Non-cash Stock-Based Compensation:

The non-cash stock-based compensation decreased $9,027 for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 and decreased $9,555 for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The decrease was due to the reduced fair value of stock options and restricted stock granted in 2003 and the forfeiture of 41,300 and 35,200 grants of restricted stock during the three and six months ended June 30, 2003 versus the forfeiture of 31,288 and 697,835 grants of restricted stock during the three and six months ended June 30, 2002.

Depreciation and Amortization:

Depreciation and amortization expense decreased $39,102 or 45.8% to $46,287 for the three months ended June 30, 2003 from $85,389 for the three months ended June 30, 2002. For the six months ended June 30, 2003 depreciation and amortization decreased $61,293 or 38.5% to $97,771 from $159,064 for the six months ended June 30, 2002. The decreases are due to the disposition and impairment in the value of network construction materials, equipment and leasehold improvements as we curtailed our network expansion plans to preserve capital. We ceased depreciating the assets of the central New Jersey system when we entered into an agreement to sell that system in August 2002. (See Note 5, Discontinued Operations, to the Unaudited Condensed Consolidated Financial Statements.)

The table below details the changes in the investment income, interest expense, gain on early extinguishment of debt and other income (expense) net accounts.

                                         Three Months Ended June 30,                         Six Months Ended June 30,
                                ---------------------------------------------     ------------------------------------------------
                                                         Increase (Decrease)                                  Increase (Decrease)
                                                         --------------------                                 --------------------
                                 2003        2002            $           %          2003          2002            $           %
                                -------     -------      --------     -------     --------      --------      --------     -------
Investment income               $ 2,041     $ 2,840      $   (799)     -28.1%     $  3,694      $  9,150      $ (5,456)     -59.6%
Interest expense                $45,689     $39,025      $  6,664       17.1%     $ 94,912      $ 79,598      $ 15,314       19.2%
Gain on early
  extinguishment of debt        $    --     $    --      $     --         n/a     $     --      $ 13,073      $(13,073)    -100.0%
Other income (expense), net     $ 2,384     $(3,303)     $  5,687     -172.2%     $  8,533      $ (1,056)     $  9,589     -908.0%

Investment Income:

The decrease in investment income for both periods presented was a result of lower interest rates and a decrease in average cash, temporary cash investments, short-term investments and restricted investments at June 30, 2003 compared to June 30, 2002. Cash, temporary cash investments, short-term investments, and restricted investments were $357,842 at June 30, 2003, of which $224,437 was received in cash proceeds from the sale of the central New Jersey assets between February 19, 2003 and March 4, 2003, compared to $455,477 at June 30, 2002.

Interest Expense:

The increase in interest expense for both periods presented is primarily due to less interest being capitalized associated with capital expenditures during the current periods coupled with debt issuance costs and commitment fees incurred to secure the Fifth Amendment to our Credit Agreement. (See Note 7, Long-Term Debt, to the Unaudited Condensed Consolidated Financial Statements.) These increases were partly offset by the debt extinguishment during the first quarter of 2002.

On July 2, 2003, we announced an investigation into inconsistencies in the terms of the indenture governing our 11% Senior Discount Notes due 2008 ("the 11% Notes"), which resulted in an additional $7,976 interest payment made on the 11% Notes on July 1, 2003. Approximately $3,533 of interest expense has been recorded in the three months ending June 30, 2003 with the remaining $4,443 amortized over the remaining life of the notes.

Gain on Early Extinguishment of Debt:

A gain of $13,073 for the six months ended June 30, 2002 resulted from us repurchasing certain of our long-term debt. We retired approximately $24,037 in face value of debt with a book value of approximately $22,142 for approximately $722 in cash and approximately 2,589,237 shares of common stock with a value of $7,875, plus fees of $180 and the write-off of debt issuance costs of $292. No debt has been repurchased in 2003. The 2002 gain was recorded as an extraordinary gain, however, with the adoption of SFAS No. 145 in 2003, the gain was reclassified to an ordinary gain and is now reflected in loss from continuing operations before income taxes. (See Note 7, Long-Term Debt, to the Unaudited Condensed Consolidated Financial Statements.)

Other income (expense), net:

Other income (expense), net increased $5,687 or 172.2% to $2,384 for the three months ended June 30, 2003 from $(3,303) for the three months ended June 30, 2002. The increase was principally due to write-offs of certain 2002 assets of RCN Entertainment of $2,862 and receipt of $915 insurance reimbursement in 2003. Other income (expense), net increased $9,589 or 908.0% to $8,533 for the six months ended June 30, 2003 from $(1,056) for the six months ended June 30, 2002. The increase resulted primarily from a gain of approximately $7,235 recorded from the buyout of a capital lease.

Income Tax:

Our effective income tax rate was a provision of 0.01% on losses from continuing operations for the three and six months ended June 30, 2003 as a result of estimated alternate minimum state tax rate requirements. For the three and six months ended June 30, 2002, the effective rate was a benefit of 0.50% of net losses for the period. A tax provision of approximately $726 from the sale of discontinued operations has been recorded as a reduction to the gain realized upon the sale. The tax effect of our cumulative losses has exceeded the tax effect of accelerated deductions, primarily depreciation, which we have taken for federal income tax purposes. As a result, generally accepted accounting principles do not permit the recognition of such excess losses in the financial statements. This accounting treatment does not impact cash flows for taxes or the amounts or expiration periods of actual net operating loss carryovers.

Equity in Income (Loss) of Unconsolidated Entities:

Equity in income of unconsolidated entities increased $41,935 or 119.7% to income of $6,905 for the three months ended June 30, 2003 from a loss of $35,030 for the three months ended June 31, 2002. Equity in income of unconsolidated entities increased $34,602 or 144.7% to income of $10,686 for the six months ended June 30, 2003 from a loss of $23,916 for the six months ended June 31, 2002. The components of income or (loss) are shown in the table below.

                                        Three Months Ended June 30,                          Six Months Ended June 30,
                              -----------------------------------------------   ------------------------------------------------
                                                         Increase (Decrease)                                Increase (Decrease)
                                                         --------------------                               --------------------
                                2003         2002          ($)         (%)        2003          2002           ($)          (%)
                              --------     ---------     -------     --------   ---------     ---------     ---------     ------
Megacable                     $ 8,497      $  1,545      $ 6,952       450.0%   $ 12,836      $ 13,237      $   (401)      -3.0%
Starpower                      (1,592)      (36,568)      34,976        95.6%     (2,150)      (37,126)       34,976       94.2%
J2 Interactive                     --            (7)           7       100.0%         --           (27)           27      100.0%
                              -------      --------      -------     -------    --------      --------      --------      -----
Total equity in
  income (loss) of
  unconsolidated entities     $ 6,905      $(35,030)     $41,935       119.7%   $ 10,686      $(23,916)     $ 34,602      144.7%
                              =======      ========      =======     =======    ========      ========      ========      =====

The Company has imbedded goodwill in the investment in Megacable which is no longer amortized in accordance with SFAS No. 142.

Minority Interest in Loss of Consolidated Entities:

Minority interest primarily represents the interest of NSTAR Communications, Inc. in the results of RCN-Becocom. As discussed earlier, following NSTAR's exchange of their joint venture ownership interest for RCN's stock, our profit
(loss) sharing ratio in the RCN-Becocom joint venture as of December 31, 2002 was 100%. As a result, no minority interest was recorded for the three and six months ended June 30, 2003. Minority interest in loss of consolidated entities decreased $33,438 and $36,650 or 100.0% in the three and six months ended June 30, 2003, respectively.

Discontinued Operations:

On February 19, 2003, we completed the previously announced sale of our central New Jersey cable system assets to Patriot Media & Communications CNJ, LLC ("Patriot"). The cash proceeds of the sale received by us were $242,844 including $16,511, net of purchase price adjustments of approximately $(510), that remain in escrow. After taking into account the net assets of the system, transaction fees and amounts paid to acquire the minority interest, we recorded a gain on the sale of approximately $165,989 net of taxes. In addition, we recorded net income of $2,830 from operations of the system from January 1, 2003 to February 19, 2003. In accordance with the Credit Agreement, an amount equal to the net cash proceeds of the sale of the central New Jersey cable system assets in excess of $5,000 was deposited into a cash collateral account. Other than the minimum $100,000 required to be maintained on deposit in the cash collateral account under the Fifth Amendment, (see Liquidity and Capital Resources for discussion regarding the Fifth Amendment) proceeds on deposit in the cash collateral account may be used (i) to repay any loans outstanding under the Credit Agreement or (ii) to purchase telecommunications assets and/or for working capital if we do not have other available cash on hand to fund such expenditures. In accordance with SFAS No. 144, the results of operations for central New Jersey cable system have been reported as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, temporary cash investments, and short-term investments decreased to $118,089 at June 30, 2003 from $277,006 at December 31, 2002. The change resulted primarily from $120,2354 used in operating activities, $28,873 used in financing activities and $147,395 provided by investing activities.

Net cash of $120,235 used in operating activities consisted of approximately $25,738 in net losses from continuing operations before preferred dividends and accretion adjusted for non-cash items which included $97,771 in depreciation and amortization, $11,714 in accretion of discounted debt, and $10,380 in provision for losses on accounts receivable. The provision for losses on accounts receivable is principally due to increasing the reserve on dial-up receivables. In addition, $66,461 was used in working capital consisting mostly of decreases in accounts payable, related party payables, and accrued expenses of $49,765 as well as increases in accounts receivable and related party receivables of $8,214.

Net cash of $147,395 provided by investing activities resulted from proceeds for the sale of discontinued operations of $242,844 and decreases of short term investments of $161,825 and reclassification of $221,344 to restricted cash which includes $242,844 from the sale of discontinued operations in accordance with the Credit Agreement, which requires an amount equal to the net cash proceeds of the sale in excess of $5,000 be deposited into a cash collateral account. These increases were offset by additions to property, plant, equipment and construction materials of $36,367 for continuing operations and $2,191 for discontinued operations.

Cash used in financing activities of $28,873 consisted primarily of $15,563 in debt repayment under our Term Loans, $1,427 in capital lease principal and buyout payments and $11,883 of payments made for debt financing costs made primarily to secure the Fifth Amendment to our Credit Agreement. (See Note 7, Long-Term Debt, to the Unaudited Condensed Consolidated Financial Statements.)

We have historically met our liquidity requirements through cash and short-term investments on hand, amounts available under our Credit Facility, issuances of high-yield debt securities in the capital markets and convertible preferred stock and common stock to strategic investors. At June 30, 2003, we had approximately $118,089 in cash, temporary cash and short-term investments and $239,753 in restricted cash. We believe that current available cash, cash equivalents, short-term investments and proceeds from revenues will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and other activities into the first quarter of 2004. In order for us to meet our liquidity needs, we will have to do one of, or a combination of, the following: (i) outperform our business plan, (ii) improve operational efficiencies, (iii) raise additional capital through issuance of equity or debt securities, (iv) further amend the Credit Facility, (v) restructure the balance sheet, and (vi) consummate additional asset sales. During the three months ended June 30, 2003, we entered into a $41,500 Senior Secured Credit Facility, and in July 2003, entered into a definitive agreement to sell our Carmel, NY cable system, and commenced a cash tender offer to purchase a portion of our outstanding Senior Notes. (See Notes 7, Long-Term Debt, and 12, Subsequent Events, to the Unaudited Condensed Consolidated Financial Statements for additional discussion relating to these actions.)

We can offer no assurances that we will be able to implement any additional actions on acceptable terms. If we were (i) unable to implement any additional actions as described above, (ii) adversely impacted by any unforeseen business conditions and/or (iii) unable to comply with the financial and negative covenants of the Credit Agreement, the lenders under the Credit Facility would be entitled to declare the outstanding borrowings under the Credit Facility immediately due and payable and exercise any or all of their other rights and remedies. In addition, any such acceleration of amounts due under the Credit Facility would, due to cross default provisions in the indentures governing our Senior Notes, entitle holders of the Senior Notes to declare the Senior Notes and any accrued and unpaid interest thereon immediately due and payable. Any such acceleration or other exercise of rights and remedies by lenders under the Credit Facility and/or holders of the Senior Notes would have a material adverse effect us. We do not have sufficient cash resources to repay our outstanding indebtedness if it is declared immediately due and payable.

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

We have used and continue to use capital raised from debt and equity offerings to implement our business plan. However, we may seek additional financing, but there can be no assurances that we will be able to obtain additional financing. In addition to raising capital through the debt and equity markets, we may sell or dispose of existing businesses or investments to fund portions of our business plan. We may not be successful in producing sufficient cash flow, reducing debt or raising sufficient debt or equity capital on terms that we may consider acceptable. In addition, proceeds from dispositions of our assets may not be sufficient to support operations or debt service.

On February 19, 2003, we consummated a previously announced sale of our central New Jersey cable system assets to Patriot Media & Communications CNJ, LLC ("Patriot"). The cash proceeds of the sale received by us, after taking into account the amount paid by Patriot to acquire the minority interest in the portion of central New Jersey cable systems that was not owned by us and other closing adjustments, was approximately $242,844 including approximately $16,511 that remains in escrow. We realized a net gain of approximately $165,989 on the transaction. In accordance with the Credit Agreement, an amount equal to the net cash proceeds of the sale of the central New Jersey cable system assets in excess of $5,000 was deposited into a cash collateral account. Other than the minimum $100,000 required to be maintained on deposit in the cash collateral account under the Fifth Amendment, proceeds on deposit in the cash collateral account may be used to repay loans outstanding, to purchase telecommunications assets, or working capital, if we do not have other available cash on hand to fund such expenditures. In accordance with SFAS No. 144, the results of operations for central New Jersey cable system have been reported as discontinued operations.

Changes in the cable television, Internet and voice services markets may also affect our ability to execute our business plan and achieve our revenue growth and spending objectives. Changes that may impact our business include regulatory, competitive and technological factors discussed in more detail in the preceding business and risk factors sections of our 2002 Annual Report on the Form 10-K filed with the SEC.

In June 1999, we and certain of our subsidiaries together, (the "Borrowers") entered into a $1,000,000 Senior Secured Credit Facility (the "Credit Facility") with the JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank) and certain other lenders. The collateralized facilities were comprised of a $250,000 seven-year revolving credit facility (the "Revolver"), a $250,000 seven-year multi-draw term loan facility (the "Term Loan A") and a $500,000 eight-year term loan facility (the "Term Loan B"). All three facilities are governed by a single credit agreement dated as of June 3, 1999 (as amended, the "Credit Agreement"). Since such time, the Credit Agreement, including the amounts available under the Credit Facility, has been amended as described below.

We entered into an amendment to the Credit Agreement dated March 7, 2003 (the "Fifth Amendment"). The Fifth Amendment enables us to incur additional senior secured debt, adjusts the operating and financial covenants to better reflect our business plan and modifies certain other restrictions. In connection with the Fifth Amendment, we paid certain lenders fees of approximately $7,062. The Fifth Amendment also reduces the amount available under the Revolver to $15,000, under which there were no borrowings outstanding at June 30, 2003, and requires us to maintain a cash collateral account of at least $100,000 for the benefit of the lenders under its credit facility. At June 30, 2003, we maintained cash collateral relating to the Fifth Amendment, of approximately $208,000 (of which $100,000 has been classified as long-term). The Fifth Amendment also calls for half of the first $100,000 in proceeds from future asset sales, and 80% of proceeds from assets sales in excess of $100,000, to be used to pay down our senior secured term loans. Additionally, we will increase amortization payments under our term loans by an amount equal to 50% of interest savings from new repurchases of senior notes, not to exceed $25,000. The Fifth Amendment also enables us to incur up to $500,000 of new senior indebtedness that may be secured by a second subordinated lien on our assets. Up to $125,000 of existing cash and the proceeds of new indebtedness may be used to repurchase outstanding senior notes. As a result of the Fifth Amendment, we will not be able to borrow money that may otherwise have previously been available to it under the Revolver. As adjusted by the Fifth Amendment, on July 1, 2004, if the aggregate amount of outstanding loans exceeds $415,875 (i.e., $75,000 less than the currently scheduled amount), the Applicable Spread with respect to all loans shall be increased by 100 basis points; provided, that such increase shall be eliminated if the aggregate amount of outstanding Loans is equal to or less than $390,937 on or before December 31, 2004.

At June 30, 2003, there were no loans outstanding under the Revolver. In accordance with the Amendment, the Revolver can also be utilized for letters of credit up to a maximum of $15,000. At June 30, 2003, there were $15,000 in letters of credit outstanding under the Revolver. At June 30, 2003, we also had letters of credit outside the Revolver of $23,005 collateralized by restricted cash in escrow accounts. As of June 30, 2003, a total of $531,375 was outstanding under Terms loans A and B.

The Credit Agreement contains conditions precedent to borrowing, events of default (including change of control) and covenants customary for facilities of this nature. The Credit Facility is secured by substantially all of our assets and our subsidiaries.

Our ability to maintain our liquidity and maintain compliance with the covenants under the Credit Agreement is dependent upon our ability to achieve the covenants in the recently amended Credit Agreement. We can make no assurances that we will be able to achieve or modify the new covenants. We can make no assurances that our business will generate sufficient cash flow from operations or that existing available cash or future financings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

In June 2003, we entered into a $41,500 Commercial Term Loan and Credit Agreement (the "Evergreen Facility") with Evergreen Investment Management Company, LLC and certain of its affiliates ("Evergreen"). Evergreen's commitment expires September 4, 2003. Any term loans made under the Evergreen Facility will mature on June 30, 2008. The interest rate on the Evergreen loans is 12.5% per annum; however, no cash interest is payable until April 1, 2006. The interest rate is subject to upward adjustment in the event we incur new indebtedness within 90 days after closing at a higher rate. In the event we or certain of our subsidiaries receive net proceeds in respect of certain prepayment events such as asset sales or casualty events and such net proceeds are not applied to the repayment of amounts outstanding under the Senior Credit Facility we must repay the Evergreen loans in an aggregate amount equal to such net proceeds or use such proceeds to acquire telecommunications assets, including working capital. Following the termination of the Senior Credit Facility, we must apply 50% of the net proceeds from such assets sales or casualty events to repay the Evergreen loans and not to reinvestment. We must apply 50% of excess cash flow for each fiscal year commencing on the earlier of (i) the fiscal year ending December 31, 2007 or (ii) the fiscal year in which all amounts outstanding under the Senior Credit Facility have been paid in full or the Senior Credit Facility does not prohibit such payment to prepay the Evergreen loans, provided that any lender may waive its right to receive the amount of such mandatory prepayment, and any amount will be applied to the mandatory prepayment of other Evergreen loans on a pro rata basis. Evergreen will have a second priority lien on substantially all of our assets. Upon closing, we paid a 4% or $1,660 funding fee to Evergreen. As of June 30, 2003, the $41,500 was available to be drawn down from the Evergreen Facility and approximately $346, relating to interest, was outstanding.

In connection with the signing of the Evergreen Facility with Evergreen, we issued warrants to Evergreen to purchase 4,150,000 shares of Common stock at an initial exercise price of $1.25 per share. The warrants are exercisable any time following three months from their issuance. We valued the warrants using the Black-Scholes pricing model, applying an expected life of 5 years, a weighted average risk-free rate of 3.5%, a volatility of 70% and a deemed value of Common stock of $1.67 per share. The estimated value of the warrant, $4,026 was recorded as an other non-current asset to be amortized over the next 5 years.

We may be required to seek additional modifications to the Credit Agreement or new modification to the Evergreen Facility in order to satisfy or comply with the financial and negative covenants of the Credit Agreement, as amended by the Amendment and the Evergreen Facility. In addition to the potential uncertainty of our ability to obtain additional modifications, if necessary, we may incur additional costs in the form of fees or interest expense for any such modifications. In the event that we fail to satisfy or comply with any of the financial or negative covenants of the amended Credit Agreement and the Evergreen Facility and are unable to obtain additional modifications or a waiver with respect thereto, the lenders under the Credit Facility and the Evergreen Facility would be entitled to declare the outstanding borrowings under the Credit Facility and the Evergreen Facility immediately due and payable and exercise any or all of their other rights and remedies. In addition, any such acceleration of amounts due under the Credit Facility and the Evergreen Facility would, due to cross default provisions in the indentures governing our Senior Notes, entitle holders of Senior Notes to declare the Senior Notes and any accrued and unpaid interest thereon immediately due and payable. Any such acceleration or other exercise of rights and remedies by lenders under the Credit Facility and the Evergreen Facility and/or holders of the Senior Notes would have a material adverse effect on us. We do not have sufficient cash resources to repay our outstanding indebtedness if it is declared immediately due and payable.

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

Since the spin-off of RCN from C-TEC Corporation, we have completed debt offerings generating gross proceeds of $1,491,500 and common and preferred equity offerings generating gross proceeds of $2,316,000.

We have indebtedness that is substantial in relation to the shareholders' deficit and cash flow. At June 30, 2003, we had an aggregate of approximately $1,728,380 of indebtedness outstanding including capital lease obligations. We also have cash, cash equivalents and short-term investments aggregating approximately $118,089. We had the following contractual obligations as of June 30, 2003:

                                                              Payments Due by Period
                                       ---------------------------------------------------------------
                                                     Less than      1-3           4-5         After 5
Contractual Obligations                  Total        1 Year       Years         Years         Years
-----------------------------------    ----------    ---------    --------     ----------     --------
Senior Notes                           $1,184,657     $    --     $     --     $  952,921     $231,736
Term Loans                                531,721      40,500      127,875        363,346           --
Capital Leases                             12,002       1,708        3,075          1,228        5,991
Operating Lease Commitments               270,521      29,880       24,778         24,364      191,499
                                       ----------     -------     --------     ----------     --------

Total Contractual Cash Obligations     $1,998,901     $72,088     $155,728     $1,341,859     $429,226
                                       ==========     =======     ========     ==========     ========

At June 30, 2003, we had the following other commercial commitments:

                                           Amount of Commitment Expiration Per Period
                                      ---------------------------------------------------
                                        Total
                                       Amounts    Less than      1-3       4-5     Over 5
Other Commercial Commitments          Committed    1 Year      Years      Years    Years
----------------------------------    ---------   ---------    -----      ------   ------
Letters of Credit - Collateralized
  by Revolver                          $15,000     $15,000     $   --     $   --   $   --
Letters of Credit - Collateralized
  by Restricted Cash                    23,005      21,605      1,400         --       --
                                       -------     -------     ------     ------   ------
Total Other Commercial
  Commitments                          $38,005     $36,605     $1,400     $   --   $   --
                                       -------     -------     ------     ------   ------

As a result of our substantial indebtedness, our fixed charges are expected to exceed our earnings for the foreseeable future. Our leveraged nature could limit our ability to effect future financing or may otherwise restrict our business activities.

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

We have two tranches of redeemable preferred stock, Series A and Series B. At June 30, 2003 we had paid cumulative dividends in the amount of $515,669 in the form of additional Series A and B Preferred stock. At June 30, 2003, the number of common shares that would be issued upon conversion of the Series A and B Preferred stock was 42,351,776.

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

SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and requires retirement obligations to be recognized when they are incurred and displayed as liabilities, with a corresponding amount capitalized as part of the related long-lived asset. The capitalized element is required to be expensed using a systematic and rational method over the assets useful life. We adopted SFAS No. 143 on January 1, 2003 and the adoption of this statement did not have a material impact on our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission on FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Under certain provisions of SFAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items net of the effects of income taxes. Instead, those gains and losses should be included as a component of income before income taxes. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item will be reclassified upon adoption. The Company adopted SFAS No. 145 on January 1, 2003. Accordingly in the condensed consolidated statements of operations for the period ended March 31, 2002, the extraordinary gains on early retirement of debt has been reclassified. (See Note 7, Long-Term Debt for discussion regarding our adoption of SFAS No. 145.) The adoption of this statement did not have a material impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity. It also establishes fair value as the objective for initial measurement of the liability. We adopted the provisions of SFAS No. 146 on January 1, 2003. (See Note 6, Impairment Charges and Accrued Exit Costs, for discussion regarding our adoption of SFAS No. 146.)

In November 2002, the FASB issued Financial Interpretation No. 45 ("FIN 45"), "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of the recognition and initial measurement requirements of FIN 45 did not have a material impact on our financial position, cash flows or results of operations.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities", which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a variable interest entity, as defined in FIN 46, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that we are not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. We do not have any interest in any entity that requires disclosure or consolidation as a result of adopting the provisions of FIN 46.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We are currently evaluating the impact the adoption of SFAS No. 150 will have on our financial position, results of operations and cash flows.

RECENT EVENTS AND OTHER MATTERS

On July 10, 2003, we reached an agreement to sell our Carmel, NY cable and voice system for approximately $120 million in cash. The purchase price is subject to adjustments based on the number of video subscribers and certain working capital items at closing. The transaction is structured as an asset purchase, with the buyer assuming certain contractual liabilities related to the business. The sale is not expected to close prior to the first quarter of 2004. Approximately $66 million of the proceeds from the sale will be used as a partial pay-down of our senior secured bank facility.

On July 11, 2003, we commenced a cash tender offer to purchase up to $290,000 aggregate principal amount of our outstanding Senior Notes with cash not to exceed $92,500. The price will not be less than $320 nor more than $370 per $1,000 face amount, plus accrued and unpaid interest. The offer applies to all series of our senior notes. The offer will expire on August 15, 2003 unless otherwise extended or terminated by us.

The Audit Committee consists of the following four (4) directors who are not our employees: Alfred Fasola, Chairman, Thomas P. O'Neill, III, Richard R. Jaros and Thomas J. May. Mr. May is Chairman and Chief Executive Officer of NSTAR and its wholly owned subsidiary, NSTAR Communications, Inc. We pay NSTAR Communications for network construction in its Boston area market. NSTAR Communications is a party to a joint venture with RCN Telecom Services, Inc., our subsidiary. Our Board of Directors has determined that Mr. May's membership on the Audit Committee is in our best interests and the best interests of our shareholders, despite his relationship with us for the following reasons:

Mr. May is a Certified Public Accountant and has extensive background in accounting, including previously as Chief Financial Officer of Boston Edison, a predecessor of NSTAR. He has been an actively involved member of the Audit Committee for four years and regularly provides needed insight and diligence. As Chief Executive Officer of NSTAR Communications, Mr. May brings financial sophistication and knowledge regarding financial controls. Mr. May also has a good understanding of our business through his relationship with us, thereby enhancing the Committee's ability to provide financial oversight to us.

Item 3. Quantitative & Qualitative Disclosures About Market Risk.

We have adopted Item 305 of Regulation S-K "Quantitative & qualitative disclosures about market risk" which is effective in financial statements for fiscal years ending after June 15, 1998. We currently have no items that relate to "trading portfolios". Under the "other than trading portfolios" we do have four short-term investment portfolios categorized as available for sale securities that are stated at cost, which approximates market, and which are re-evaluated at each balance sheet date and one portfolio that is categorized as held to maturity which is an escrow account against a defined number of future interest payments related to the our 10% Senior Discount Notes. These portfolios consist of Federal Agency notes, Commercial Paper, Corporate Debt Securities, Certificates of Deposit, U.S. Treasury notes, and Asset Backed Securities. We believe there is limited exposure to market risk due primarily to the small amount of market sensitive investments that have the potential to create material market risk. Furthermore, our internal investment policies have set maturity limits, concentration limits, and credit quality limits to minimize risk and promote liquidity. We did not include trade accounts payable and trade accounts receivable in the "other than trading portfolio" because their carrying amounts approximate fair value.

The objective of our "other than trading portfolio" is to invest in high quality securities and seeks to preserve principal, meet liquidity needs, and deliver a suitable return in relationship to these guidelines.

Item 4. Controls and Procedures.

(a) Disclosure Controls and Procedures

We have performed an evaluation, under the supervision and with the participation of management, including the Chief Executive and Principal Financial officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b) Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a - 15(f) and 15d - 15(f) under the Exchange
Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on June 6, 2003. Matters submitted to and approved by Shareholders included:

1.    The election of Class III Directors to serve a term of three years:


        Nominee                        For                           Withheld
        -----------------              -----------                   ---------
        David C. McCourt               98,627,813                    3,385,681
        James Q. Crowe                 100,819,469                   1,194,025
        Eugene Roth                    100,048,480                   1,965,014
        William D. Savoy               100,847,776                   1,165,718
        Walter Scott, Jr.              100,813,412                   1,200,082

2. To ratify the appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company for the fiscal year ending December 31, 2003.

        For                            Against                       Abstain
        -----------------              -----------                   ---------
        101,241,716                    288,267                       483,511

3. To approve a proposal to increase the number of shares of Common Stock that the Company has the authority to issue under the 1997 Stock Plan for Non-Employee Directors from 600,000 shares to 1,000,000 shares.

        For                            Against                       Abstain
        -----------------              -----------                   ---------
        93,574,956                     7,842,432                     596,106

4. To approve a proposal to amend the Amended and Restated Certificate of Incorporation of the Company (as amended) to effect a reverse stock split of the Company's Common Stock.

        For                            Against                       Abstain
        -----------------              -----------                   ---------
        99,015,022                     2,417,219                     581,253

5. To approve a proposal to amend the Amended And Restated Certificate of Incorporation of the Company (as amended) to increase the number of shares of Common Stock that the Company has the authority to issue from 300,000,000 shares to 500,000,000 shares.

        For                            Against                       Abstain
        -----------------              -----------                   ---------
        98,192,979                     3,199,434                     621,081

Item 6. Exhibits and Reports on Form 8-K

(a.)  Exhibits

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b.)  Reports on Form 8-K

      On May 14, 2003, the Company announced its financial results for the quarter ended March 31, 2003. The contents of that press release are described in Exhibit 99.2 to the Form 8-K and incorporated herein by reference.

      On June 6, 2003, the Company held its annual shareholder meeting. The contents of the meeting presentation are described in Exhibit 99.2 to the Form 8-K and incorporated herein by reference.

      On June 9, 2003, the Company announced that it had entered into a commercial term loan and credit agreement dated June 6, 2003. The agreement and warrants, and a press release with respect thereto were filed with an 8-K as Exhibits 4.1 through 4.9 and Exhibit 99.1 and are incorporated herein by reference.

      On July 2, 2003, the Company announced it was investigating inconsistencies in the terms of the indenture governing its 11% Senior Discount Notes due 2008 ("the 11% Notes"), which it has uncovered in connection with an approximately $8 million interest payment made on the 11% Notes on July 1, 2003. The press release with respect thereto was filed with an 8-K as Exhibit 99.1 and is incorporated herein by reference.

      On July 10, 2003, the Company announced that it intended to commence on July 11, 2003 a cash tender offer to purchase up to approximately $290,000 aggregate principal amount of its outstanding Senior Notes with cash not to exceed $92,500. Additionally, on July 10, RCN Telecom Services, Inc., a wholly owned subsidiary of RCN Corporation, reached a definitive agreement to sell its cable system located in Carmel, New York, to Susquehanna Cable Co. for approximately $120 million in cash subject to certain purchase price adjustments. The agreement and press release with respect thereto were will with an 8-K as Exhibits 10.1 and 99.1 and are incorporated herein by reference.

      On August 8, 2003, the Company announced it had extended its tender offer for up to between approximately $250,000 and $290,000 aggregate principal amount of its outstanding Senior Notes without distinguishing between the issues, from 11:59 p.m. New York City time on August 7, 2003 to 5:00 p.m. New York City time, on August 15, 2003. The press release with respect thereto was filed with an 8-K as Exhibit 99.1 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           RCN Corporation

Date: August 12, 2003

                                           /s/ TIMOTHY J. STOKLOSA
                                           ----------------------------
                                           Timothy J. Stoklosa
                                           Executive Vice President