Form 10-Q
period 2003-09-30
RCN CORP /DE/
filed 2003-11-12
CIK 1041858

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended September 30, 2003

                                       OR

 ( ) Transition Report pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                For the Transition Periods from ______ to ______.

                        Commission File Number: 001-16805

                                 RCN CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                    22-3498533
          --------                                    ----------
(State of other jurisdiction             (I.R.S. Employer Identification No.)
incorporation or organization)

                               105 Carnegie Center
                           Princeton, New Jersey 08540
                           ---------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (609) 734-3700
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

YES (X)   NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock ($1.00 par value), as of September 30, 2003.

Common Stock                                111,198,474

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the 1934 Securities and Exchange Act):

                                 (X) Yes   ( ) No

RCN CORPORATION

INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Statements of Operations for the
         Three and Nine Months Ended September 30, 2003 and 2002

         Condensed Consolidated Balance Sheets at September 30, 2003 and December 31, 2002

         Condensed Consolidated Statements of Cash Flows for the
         Three and Nine Months Ended September 30, 2003 and 2002

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

CERTIFICATIONS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        RCN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in Thousands, Except Share and Per Share Data)
                                   (Unaudited)

                                                               Three Months Ended                   Nine Months Ended
                                                                  September 30,                       September 30,
                                                          -----------------------------      ----------------------------
                                                              2003             2002              2003           2002
                                                          ------------     ------------      ------------    ------------
Sales                                                     $    114,991     $    108,380      $    347,047    $    322,722
Costs and expenses, excluding non-cash stock based
  compensation, depreciation and amortization
   Direct expenses                                              41,080           41,577           123,291         130,814
   Operating and selling, general and
    administrative                                              74,608           89,301           225,520         275,390
Non-cash stock based compensation                                3,123           10,902             7,970          25,304
Impairments and special charges, net                            25,371              (20)           31,948         889,745
Depreciation and amortization                                   52,689           54,854           148,357         212,130
                                                          ------------     ------------      ------------    ------------
Operating loss                                                 (81,880)         (88,234)         (190,039)     (1,210,661)
Investment income                                                1,724            2,593             5,418          11,739
Interest expense                                                43,496           47,099           138,401         126,718
Gain on early extinguishment of debt                            45,733                -            45,733          13,073
Other income (expense), net                                        644            1,101             9,082              45
                                                          ------------     ------------      ------------    ------------
Loss from continuing operations before income taxes            (77,275)        (131,639)         (268,207)     (1,312,522)
Income tax provision (benefit)                                     (12)               -                 -            (880)
                                                          ------------     ------------      ------------    ------------
Loss from continuing operations before equity
  in unconsolidated entities and minority interest             (77,263)        (131,639)         (268,207)     (1,311,642)
Equity in income (loss) of unconsolidated entities               7,730              (48)           18,417         (23,964)
Minority interest in loss of consolidated entities                   -                -                 -          36,650
                                                          ------------     ------------      ------------    ------------

Net loss from continuing operations                            (69,533)        (131,687)         (249,790)     (1,298,956)
Discontinued operations, net of tax of $0 (Note 5)
  Income from discontinued operations, (including net
    gain on disposal of $166,144, in the nine months
    ended September 30, 2003)                                    2,704            3,404           174,125           7,319
                                                          ------------     ------------      ------------    ------------

Net loss                                                       (66,829)        (128,283)          (75,665)     (1,291,637)
Preferred dividend and accretion requirements                   43,705           40,871           128,946         120,589
                                                          ------------     ------------      ------------    ------------
Net loss to common shareholders                           $   (110,534)    $   (169,154)     $   (204,611)   $ (1,412,226)
                                                          ============     ============      ============    ============
Basic and diluted loss per common share
  Net loss from continuing operations                     $      (1.02)    $      (1.57)     $      (3.42)   $     (13.47)
                                                          ============     ============      ============    ============
  Net income from discontinued operations                         0.02             0.03              1.57            0.07
                                                          ------------     ------------      ------------    ------------
  Net loss to common shareholders                         $      (1.00)    $      (1.54)     $      (1.85)   $     (13.40)
                                                          ============     ============      ============    ============
  Weighted average shares outstanding, basic and diluted   111,401,962      109,798,588       110,712,231     105,354,946
                                                          ============     ============      ============    ============

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                        RCN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (Dollars in Thousands, Except Share and Per Share Data)
                                   (Unaudited)

                                                            September 30,       December 31,
                                                                2003                2002
                                                            ------------        ------------
ASSETS

Current Assets:
   Cash and temporary cash investments                       $   46,939          $   49,365
   Short-term investments                                             -             227,641
   Accounts receivable from related parties                      13,269              10,068
   Accounts receivable, net of reserve for
     doubtful accounts of $6,577 and $10,653                     50,534              55,120
   Unbilled revenues                                                473                 770
   Interest and dividends receivable                              1,274               1,595
   Prepayments and other current assets                          31,218              17,757
   Short-term restricted investments (Note 7)                   142,565              34,920
   Current assets of discontinued operations                      3,524               5,985
                                                             ----------          ----------

Total current assets                                            289,796             403,221

Property, plant and equipment, net of
   accumulated depreciation of $916,121 and $777,580          1,097,490           1,213,383
Investments in joint ventures and equity securities             241,874             228,231
Intangible assets, net of accumulated
   amortization of $18,217 and $64,912                            1,551               1,741
Goodwill, net                                                     6,130               6,130
Long-term restricted investments (Note 7)                       100,000                   -
Deferred charges and other assets                                40,862              43,595
Noncurrent assets of discontinued operations                     26,315              93,980
                                                             ----------          ----------
Total assets                                                 $1,804,018          $1,990,281
                                                             ==========          ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
   Current maturities of long-term debt                           $    44,229           $    37,417
   Accounts payable                                                    22,531                27,273
   Accounts payable to related parties                                  7,670                13,833
   Advance billings and customer deposits                              26,983                26,770
   Accrued exit costs                                                  38,575                30,667
   Accrued expenses                                                   142,509               174,632
   Current liabilities of discontinued operations                       3,826                 7,723

                                                                  -----------           -----------
 Total current liabilities                                            286,323               318,315
                                                                  -----------           -----------

 Long-term debt                                                     1,623,758             1,706,997
 Other deferred credits                                                 4,927                 4,166
 Minority interest                                                          -                   791

 Commitments and contingencies

 Redeemable preferred stock, Series A, convertible,
   par value $1 per share; 708,000 shares
   authorized, 335,372 and 323,934 shares issued and
   outstanding, respectively                                          334,153               316,342
 Redeemable preferred stock, Series B, convertible,
   par value $1 per share; 2,681,931 shares
   authorized, 2,080,297 and 2,009,335 shares issued and
   outstanding, respectively                                        2,099,220             1,988,084

 Shareholders' deficit:
 Preferred stock, par value $1 per share,
   21,610,069 authorized, none issued
   and outstanding                                                           -                     -
 Class A Common stock, par value $1 per share,
   500,000,000 shares authorized, 111,881,341
   and 110,795,577 shares issued and 111,198,474
   and 110,112,710 shares outstanding, respectively                   111,881               110,796
 Class B Common stock, par value $1 per share,
   400,000,000 shares authorized, none issued
   and outstanding                                                          -                     -
 Additional paid-in-capital                                         1,460,077             1,451,744
 Cumulative translation adjustments                                   (11,907)               (5,134)
 Unearned compensation expense                                         (1,288)               (4,336)
 Unrealized appreciation on investments                                   454                 1,484
 Treasury stock, 682,867 shares at cost                                (9,583)               (9,583)
 Accumulated deficit                                               (4,093,997)           (3,889,385)
                                                                  -----------           -----------
Total shareholders' deficit                                        (2,544,363)           (2,344,414)

Total liabilities, redeemable preferred stock and                 -----------           -----------
shareholders' deficit                                             $ 1,804,018           $ 1,990,281
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

                        RCN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                               For the               For the
                                                                           Nine months ended    Nine months ended
                                                                          September 30, 2003   September 30, 2002
                                                                          ------------------   ------------------
Cash flows from operating activities
  Net loss                                                                   $   (75,665)          $(1,291,637)
  Income from discontinued operations                                             (7,981)               (7,319)
  Gain on sale of discontinued operation                                        (166,144)                    -
                                                                             -----------           -----------
  Net loss from continuing operations                                           (249,790)           (1,298,956)
Adjustments to reconcile net loss from continuing
  operations to net cash used in operating activities:
    Accretion of discounted debt                                                  13,386                57,054
    Amortization of financing costs                                               13,410                12,986
    Non-cash stock based compensation expense                                      7,970                25,304
    Gain on sale of assets                                                        (8,118)                    -
    Gain on early extinguishment of debt                                         (45,733)              (13,073)
    Depreciation and amortization                                                148,357               212,130
    Deferred income taxes, net                                                    (2,503)                 (880)
    Provision for losses on accounts receivable                                   11,248                 9,685
    Write down on non-marketable investment                                            -                 2,250
    Equity in (income) loss of unconsolidated entities                           (18,417)               23,964
    Impairments and special charges                                               31,948               889,745
    Minority interest                                                                  -               (36,650)
                                                                             -----------           -----------
                                                                                 (98,242)             (116,441)
  Net change in working capital                                                  (62,301)              (72,741)
                                                                             -----------           -----------
Net cash used in continuing operations                                          (160,543)             (189,182)

Cash provided by discontinued operations                                           1,906                16,290
                                                                             -----------           -----------
Net cash used in operating activities                                           (158,637)             (172,892)
                                                                             -----------           -----------

Cash flows from investing activites:
  Additions to property, plant and equipment                          (49,499)              (99,896)
  Short-term investments                                              227,641                99,497
  Investment in unconsolidated joint venture                                -                (7,500)
  Proceeds from sale of assets                                          2,628                17,636
  Proceeds from sale of discontinued operations                       242,844                     -
  Discontinued operations                                              (2,191)               (1,536)
  Increase in restricted cash                                               -               (12,757)
  Increase in investments restricted for debt service                (224,156)                    -
                                                                  -----------           -----------
Net cash provided by (used in) investing activities                   197,267                (4,556)
                                                                  -----------           -----------

Cash flows from financing activities:
   Repayment of long-term debt                                        (53,493)             (195,281)
   Repayment of capital lease obligations                              (1,427)               (2,311)
   Payments made for debt financing costs                             (13,995)              (12,077)
   Proceeds from the issuance of long-term debt                        27,806                     -
   Proceeds from the exercise of stock options                             53                     4
   Contribution from minority interest                                      -                   (88)
                                                                  -----------           -----------
Net cash used in financing activities                                 (41,056)             (209,753)
                                                                  -----------           -----------
Net decrease in cash and temporary
cash investments                                                       (2,426)             (387,201)
Cash and temporary cash investments at beginning of period             49,365               476,220
                                                                  -----------           -----------

Cash and temporary cash investments at end of period              $    46,939           $    89,019
                                                                  ===========           ===========

Supplemental disclosures of cash flow information
Cash paid during the periods for:
     Interest (net of $681 and $8,040 capitalized as of
       September 30, 2003 and 2002, respectively)                 $   104,582           $    50,903
                                                                  ===========           ===========
     Income taxes                                                 $        86           $     1,113
                                                                  ===========           ===========

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                        RCN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003
             (Dollars in Thousands, Except Share and Per Share Data)
                                   (Unaudited)

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, which consist of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the period ended September 30, 2003 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 2002 Annual Report on Form 10-K filed with the SEC.

2. OPERATIONS AND LIQUIDITY

At September 30, 2003, the Company had approximately $46,939 in cash, temporary cash and short-term investments and $242,565 in restricted cash. The Company believes that current cash, including available restricted cash, cash equivalents, short-term investments and proceeds from revenues will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and other activities into the second quarter of 2004.

As of September 30, 2003, the Company was in compliance with the covenants contained in all of the Company's outstanding debt agreements. However, in order for the Company to meet its liquidity needs and continue complying with all debt covenants, through mid-2004 and beyond, the Company will have to do a combination of the following: (i) outperform its business plan, (ii) improve operational efficiencies, (iii) raise additional capital through issuance of equity or debt securities, (iv) further amend the Credit Facility, (v) restructure the balance sheet, (vi) significantly reduce capital deployment plans and new product introductions and (vii) consummate additional asset sales. The Company can offer no assurances that it will be able to implement one or more of these actions on acceptable terms or, if it is able to implement such actions, that the implementation will allow the Company to comply with its debt covenants or obtain relief from the obligations to comply with those covenants at which point, the Company will implement further austerity programs which will limit the Company's ability to operate in the normal course of business. The Company's ability to raise additional capital at this time may be dependent upon numerous factors beyond the control of the Company including, without limitation, market conditions and the possibility that the necessary capital will not be available or will be available only upon terms that are unacceptable to the Company. Failure to obtain such capital or otherwise sufficiently implement a combination of the actions will result in a violation of one or more of the covenants contained in the Credit Agreement. Violation of one or more covenants under the Credit Facility would be an event of default under the terms of the Credit Agreement. Absent a material change in the Company's financial condition, the Company believes that it will fail to comply with one or more of its covenants under the Credit Agreement in the second quarter of 2004. The Company also has been discussing and providing information with respect to the Company's capital structure and operations with various consultants retained by its bank lenders and certain holders of its publicly held Senior Notes and its Preferred stock, as well as with potential new sources of capital. Although the foregoing discussions continue to be in the early stages and the Company cannot predict at this time the results of the foregoing efforts, the Company believes that such discussions may ultimately result in significant amounts of Senior Notes and/or Preferred stock being converted into Common stock of the Company.

If the Company were (i) unable to implement any additional actions as described above, (ii) adversely impacted by any unforeseen business conditions and/or
(iii) unable to comply with the financial and negative covenants of the Credit Agreement, the lenders under the Credit Facility would be entitled to declare the outstanding borrowings under the Credit Facility immediately due and payable and exercise any or all of their other rights and remedies. In addition, any such acceleration of amounts due under the Credit Facility would, due to cross default provisions in the indentures governing the Company's Senior Notes, entitle holders of Senior Notes to declare the Senior Notes and any accrued and unpaid interest thereon immediately due and payable. Any such acceleration or other exercise of rights and remedies by lenders under the Credit Facility and/or holders of Senior Notes would have a material adverse effect on the Company. The obligations are currently classified as long-term debt. The Company does not have sufficient cash resources to repay its outstanding indebtedness if it is declared immediately due and payable.

The Company has retained Merrill Lynch as a financial advisor to review its financial alternatives and capital structure and to explore possible capital raising opportunities. As previously announced, on August 18, 2003, the Company repurchased approximately $75 million in principal amount of its publicly held Senior Notes for a price of approximately $28 million pursuant to a cash tender offer for such notes. As part of its ongoing efforts to improve its capital structure and reduce the amount of its debt, the Company has begun preliminary discussions with certain holders of its publicly held senior notes and the holders of its Preferred stock concerning a possible repurchase, exchange or retirement of the securities held by such holders. Such discussions are in the very preliminary stages and the Company cannot predict at this time the results of the foregoing efforts.

See Note 5, Discontinued Operations and Note 7, Long-Term Debt, for further discussion relating to the definitive agreement to sell the Company's Carmel, New York cable system and the Company's completed cash tender offer, respectively.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and requires retirement obligations to be recognized when they are incurred and displayed as liabilities, with a corresponding amount capitalized as part of the related long-lived asset. The capitalized element is required to be expensed using a systematic and rational method over the asset's useful life. The Company is primarily subject to asset retirement obligations associated with its cable franchise agreements, which are subject to the provisions of this statement. Cable franchise agreements frequently contain clauses requiring that the Company remove its facilities from the public rights of way upon the expiration or termination of the agreement, creating an asset retirement obligation. Local governments may choose not to exercise these rights as the facilities could be considered useful improvements. The Company has concluded that the fair value of these obligations cannot be reasonably estimated because neither the settlement date of the asset retirement obligation nor the probability of enforcement of the remediation clauses are currently determinable. The Company has insufficient historical data to reasonably determine the probability of whether the remediation terms of the agreements will be enforced and to what extent. In addition, the Company is unable to estimate a potential range of settlement dates due to its intent and ability to renew the franchise agreement after the initial franchise expiration. A liability for the asset retirement obligation associated with the Company's franchise agreement will be recorded if, and when, a reasonable estimate of fair value can be determined. The Company adopted SFAS No. 143 on January 1, 2003 and the adoption of this statement did not have a material impact on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission on FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Under certain provisions of SFAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items net of the effects of income taxes. Instead, those gains and losses should be included as a component of income before income taxes. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item will be reclassified upon adoption. The Company adopted SFAS No. 145 on January 1, 2003. Accordingly in the condensed consolidated statements of operations for the nine month period ended September 30, 2002, the extraordinary gains on early retirement of debt has been reclassified. (See Note 7, Long-Term Debt, for additional discussion regarding the Company's adoption of SFAS No. 145.) The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

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

In January 2003, the FASB issued Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a variable interest entity, as defined in FIN 46, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company does not have any interest in any entity that requires disclosure or consolidation as a result of adopting the provisions of FIN 46.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 was adopted on July 1, 2003 and the adoption of SFAS No. 150 did not have a material impact on the Company's financial position or results of operations.

4. CHANGE IN ESTIMATE FOR RECIPROCAL COMPENSATION REVENUE

The Company recognizes revenue when evidence of an arrangement exists, services are rendered, the selling price is determinable and collectibility is reasonably assured.

Reciprocal compensation revenue is the fee local exchange carriers pay to terminate calls on each other's networks. The Company has historically recognized such revenue as it was realized. This was due to the uncertainty of various legal and regulatory rulings as well as the Company's inability to accurately determine the amount of reciprocal compensation revenue to recognize prior to the point in time such amounts were paid, principally due to the manner in which the information was reported by the counterparty. Over the past year, the FCC has ruled on various tariff/interconnect rules that have now permitted the Company to accurately estimate the amount of reciprocal compensation revenue to be earned for calls terminated on the Company's network in the period such services are rendered. Accordingly, during the first nine months of 2003, the Company recognized approximately $7,100 of incremental reciprocal compensation revenue. Approximately $4,100 of this amount related to services rendered in fiscal 2002.

5. DISCONTINUED OPERATIONS

a) In July 2003, the Company entered into a definitive agreement to sell its Carmel, New York ("Carmel") cable system assets and customers serviced by this network for an estimated cash sales price of approximately $120,000, subject to adjustments. The Carmel network services approximately 30,000 customers. The sale is subject to certain conditions, including receipt of consents and appropriate state and federal regulatory approval. The sales price is subject to certain adjustments based on minimum subscriber levels and working capital items. The transaction is not subject to any buyer-financing conditions, and is structured as an asset purchase, with the buyer assuming certain liabilities related to the business. The asset sale is expected to be finalized during the first quarter 2004, and the Company expects to realize a gain of approximately $85,000 to $90,000 on the transaction. In accordance with the Fifth Amendment to the Credit Agreement, proceeds of approximately $66,000 will be applied as a partial pay-down of the Company's senior secured bank facility. The Company will continue to operate in Carmel until the asset sale is complete. In accordance with SFAS No. 144, the results of operations for Carmel are reported as discontinued operations.

The following are the summarized results of operations for the three and nine months ended September 30, 2003 and 2002 for the Carmel operations:

                                        Three Months Ended        Nine Months Ended
                                           September 30,             September 30,
                                      ----------------------    ----------------------
                                        2003         2002         2003         2002
                                      ---------    ---------    ---------    ---------
Sales                                 $   7,317    $   6,115    $  21,369    $  17,410
Direct expenses                           2,395        2,271        6,834        6,251
Operating and selling, general and
   administrative, and depreciation
   and amortization expense               2,447        2,807        9,143        8,222
Income before tax                         2,513        1,028        5,445        2,227
Income after tax                      $   2,513    $   1,028    $   5,445     $  2,227

In accordance with SFAS No. 144, beginning July 2003, depreciation and amortization is no longer recognized on assets to be sold.

The current and noncurrent assets and liabilities of the Carmel operation to be sold as of September 30, 2003 and December 31, 2002 are as follows:

                                                 September 30,     December 31,
                                                     2003              2002
                                                 -------------     ------------
Current assets
   Accounts receivable from related parties       $        30       $      138
   Accounts receivable, net of reserve                  3,322            1,794
   Other current assets                                   172               82
                                                  -----------       ----------
Current assets of discontinued operations         $     3,524       $    2,014
                                                  ===========       ==========

Noncurrent Assets
   Property, plant and equipment, net             $    26,315       $   21,555
   Other                                                    -                9
                                                  -----------       ----------
Noncurrent assets of discontinued operations      $    26,315       $   21,564
                                                  ===========       ==========

Current liabilities
   Accounts payable from related parties          $       224       $      252
   Account payable                                        224              216
   Advance billings and customer deposits                 826              453
   Deferred revenue                                       410              716
   Accrued liabilities                                  2,142            2,234
                                                  -----------       ----------
Current liabilities of discontinued operations    $     3,826       $    3,871
                                                  ===========       ==========

b) During the first quarter of 2003, the Company closed the sale of its central New Jersey cable system assets and customers serviced by this network for net cash proceeds of approximately $242,844 after transaction fees and amounts paid to acquire minority interests. In addition, the Company has been reimbursed for certain post-signing expenditures related to upgrades to the central New Jersey network performed by the Company. The central New Jersey network services approximately 80,000 customers. The transaction was structured as an asset purchase, with the buyer assuming certain liabilities related to the business. The Company recorded a gain of approximately $166,144 from sale of the assets of the discontinued operations net of taxes, transaction fees and minority interest. At September 30, 2003, approximately $14,690 of the cash proceeds from the sale of assets are being held in an escrow account for potential losses for which the purchaser of the central New Jersey cable system and its affiliates may be entitled to indemnification under the terms of the agreement governing the sale of the central New Jersey cable system. This amount is included in prepayments and other current assets on the balance sheet. This amount, less any claims, is expected to be released to the Company by February 19, 2004.

In accordance with SFAS No. 144, the results of operations for central New Jersey are reported as discontinued operations and depreciation and amortization were no longer recognized on assets to be sold since the date of the agreement. The following are the summarized results of the central New Jersey operations:

                                                Three Months Ended             Nine Months Ended
                                                   September 30,                 September 30,
                                             -------------------------     -------------------------
                                                2003           2002           2003           2002
                                             ----------     ----------     ----------     ----------
Sales                                        $        -     $   13,500     $    7,428     $   40,387
Direct expenses                                       -          4,964          2,912         14,020
Operating and selling, general and
   administrative, and depreciation
   and amortization expense                          28          5,974          2,031         19,896
Income before tax                                   191          2,376          2,536          5,092
Income after tax                             $      191     $    2,376     $    2,536     $    5,092

The current and noncurrent assets and liabilities, at December 31, 2002, of the central New Jersey operation were as follows:

                                                      December 31,
                                                          2002
                                                      ------------
Current assets
  Accounts receivable from related parties              $    154
  Accounts receivable, net of reserve                      3,817
                                                        --------
Current assets of discontinued operations               $  3,971
                                                        ========

Noncurrent assets
  Property, plant and equipment, net                    $ 72,304
  Intangible assets, net                                      22
  Goodwill                                                    90
                                                        --------
Noncurrent assets of discontinued operations            $ 72,416
                                                        ========

Current liabilities
  Advance billings and customer deposits                $  3,852
                                                        --------
Current liabilities of discontinued operations          $  3,852
                                                        ========

c) In the first quarter of 2002, the Company completed the sale of a portion of its business customer base that was not served by its broadband network. The sale was based on certain contingencies outlined in the sales agreement. After resolution of such contingencies, cash proceeds of the sale were $2,169. The Company realized a gain of $1,147 on the transaction. The gain is included in the other income (expense), net line item in the statement of operations.

6. IMPAIRMENT CHARGES AND ACCRUED EXIT COSTS

The total asset impairment and other charges are comprised of the following:

                                              Three Months Ended          Nine Months Ended
                                                 September 30,              September 30,
                                             ---------------------     -----------------------
                                               2003         2002         2003          2002
                                             --------     --------     --------     ----------
Impairment of property, plant
   and equipment                             $      -     $      -     $      -     $  734,821
Abandoned assets                               15,477            -       15,477         50,044
Construction materials                              -            -            -         61,322
Goodwill                                            -            -            -         38,927
Franchises                                          -            -            -          1,379
Exit costs for excess facilities - net          9,894          (20)      16,471          3,252
                                             --------     --------     --------     ----------
Total impairment and other charges           $ 25,371     $    (20)    $ 31,948     $  889,745
                                             ========     ========     ========     ==========

Due to the continued severe slowdown in the telecommunications industry, the economy, and continued limited availability of capital, the Company revised its growth plan during 2002. Under the revised plan, the Company decided to substantially curtail future capital spending and network geographic expansion in all existing markets, focus on customer growth in existing markets and reduce operating expenses. As part of the revised growth plan, construction material levels were assessed based on the build-out requirements of the Company's revised plan. The assessment process resulted in the identification of excess construction material that cannot be used for alternative use and which is either to be returned to vendors, or resold to a secondary market.

In addition, the Company initiated discussions with the respective franchising authorities to inform them of the Company's decision to stop or delay construction. During the three months ended September 30, 2003 and 2002 the Company recognized approximately $0 and $0, respectively, and during the nine months ended September 30, 2003 and 2002, the Company recognized approximately $250 and $3,251, respectively, in additional accrued costs and penalties which are included in the operating and selling, general and administrative expenses in the statement of operations. Additionally, during the three months ended September 30, 2003 and 2002 the Company recognized approximately $0 and $2,075, respectively, and during the nine months ended September 30, 2003 and 2002, the Company recognized approximately $2,252 and $2,859, respectively, of recoveries resulting from settlements and changes in estimates related to certain franchise obligations primarily as a result of negotiations with franchise authorities.

A detailed review of facility requirements against lease obligations has been continuously conducted by the Company to identify excess space. Along with the revised expansion plans, the Company has also consolidated certain operating activities, which has resulted in the Company exiting excess facilities. During the three months ended September 30, 2003 and 2002, the Company recognized approximately $10,201 and $168, respectively and during the nine months ended September 30, 2003 and 2002, the Company recorded approximately $16,791 and $14,365, respectively of additional accrued costs to exit excess facilities. In accordance with the provisions of SFAS No. 146, the exit costs accrued in 2003 were made at the cease-use date and include estimated sublease rentals. Additionally, during the three months ended September 30, 2003 and 2002, the Company recognized approximately $307 and $188, respectively and during the nine months ended September 30, 2003 and 2002, the Company recognized approximately $320 and $11,099, respectively, of recoveries resulting from settlements and changes in estimates related to certain lease obligations as a result of negotiations with landlords and/or better than expected sublease rentals.

The total activity for the nine months ended September 30, 2003 for accrued exit costs, representing estimated damages, costs and penalties relating to franchises and real estate facilities is presented below. Recoveries are recorded when sublease agreements are executed at more favorable rates than originally anticipated or franchise issues are resolved for lower expense than anticipated.

                                                 Exit Costs
                                   Franchise      Facility        Total
                                   --------------------------------------
Balance, December 31, 2002         $  15,595     $   15,072     $  30,667
  Additional accrued costs               250         16,791        17,041
  Recoveries                          (2,252)          (320)       (2,572)
  Payments                              (323)        (6,238)       (6,561)
                                   --------------------------------------
Balance, September 30, 2003        $  13,270     $   25,305     $  38,575
                                   ======================================

7. LONG-TERM DEBT

Long-term debt, including capital leases, outstanding at September 30, 2003 and December 31, 2002 is as follows:

                                                                   September 30,   December 31,
                                                                       2003            2002
                                                                   ----------------------------
Term Loans                                                         $     521,250   $    546,938
Evergreen Facility                                                        25,702              -
Senior Notes 10% due 2007                                                160,879        161,116
Senior Discount Notes 11.125% due 2007                                   315,995        320,497
Senior Discount Notes 9.8% due 2008                                      290,289        322,481
Senior Discount Notes 11% due 2008                                       139,472        137,459
Senior Notes 10.125% due 2010                                            202,871        231,736
Capital Leases                                                            11,530         24,187
                                                                   ----------------------------

   Total                                                               1,667,988      1,744,414
Current maturities of long-term debt, including capital leases            44,229         37,417
                                                                   ----------------------------
   Total Long-Term Debt                                            $   1,623,758   $  1,706,997
                                                                   ============================

Term Loans

In June 1999, the Company and certain of its subsidiaries (together, the "Borrowers") entered into a $1,000,000 Senior Secured Credit Facility (the "Credit Facility"). The collateralized facilities are comprised of a $250,000 seven-year Revolving Credit Facility (the "Revolver"), a $250,000 seven-year multi-draw Term Loan Facility ("Term Loan A") and a $500,000 eight-year Term Loan Facility ("Term Loan B"). All three facilities are governed by a single credit agreement (as amended, the "Credit Agreement"). Since that time, the Credit Agreement, including amounts available under the Credit Facility, has been amended, including as described below.

The Company entered into an amendment to the Credit Agreement dated March 7, 2003 (the "Fifth Amendment"). The Fifth Amendment enabled the Company to incur additional senior secured debt, adjusts the operating and financial covenants to better reflect the Company's business plan and modifies certain other restrictions. In connection with the Fifth Amendment, the Company paid certain lenders fees of approximately $7,062. The Fifth Amendment also reduces the amount available under the Revolver to $15,000, under which there were no borrowings outstanding at September 30, 2003, and requires the Company to maintain a cash collateral account of at least $100,000 for the benefit of the lenders under its credit facility. At September 30, 2003 the Company maintained cash collateral, relating to the Fifth Amendment, of approximately $212,000 (of which $100,000 has been classified as long-term). By December 31, 2003, the Company believes that substantially all of its cash will be subject to the terms outlined in the cash collateral agreement as defined in the Credit Agreement. The Fifth Amendment also calls for half of the first $100,000 in proceeds from future asset sales, and 80% of proceeds from assets sales in excess of $100,000, to be used to pay down the Company's senior secured term loans. Additionally, the Company will increase amortization payments under its term loans by an amount equal to 50% of interest savings from new repurchases of senior notes, not to exceed $25,000. The Fifth Amendment also enables the Company to incur up to $500,000 of new senior indebtedness that may be secured by a second subordinated lien on the company's assets. Up to $125,000 of existing cash and the proceeds of new indebtedness may be used to repurchase outstanding senior notes. As a result of the Fifth Amendment, the Company will not be able to borrow money that may otherwise have previously been available to it under the Revolver. As adjusted by the Fifth Amendment, on July 1, 2004, if the aggregate amount of outstanding loans exceeds $415,875 (i.e., $75,000 less than the currently scheduled amount), the Applicable Spread with respect to all loans shall be increased by 100 basis points; provided, that such increase shall be eliminated if the aggregate amount of outstanding Loans is equal to or less than $390,937 on or before December 31, 2004.

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

As of September 30, 2003, the Company was in compliance with the covenants contained in all of the Company's outstanding debt agreements and there were no outstanding loans under the Revolver. However, as described in Note 2, Operations and Liquidity, in order for the Company to meet its liquidity needs and continue complying with all debt covenants, through mid-2004 and beyond, the Company will have to do a combination of the following: (i) outperform its business plan, (ii) improve operational efficiencies, (iii) raise additional capital through issuance of equity or debt securities, (iv) further amend the Credit Facility, (v) restructure the balance sheet, (vi) significantly reduce capital deployment plans and new product introductions and (vii) consummate additional asset sales. The Company can offer no assurances that it will be able to implement one or more of these actions on acceptable terms or, if it is able to implement such actions, that the implementation will allow the Company to comply with its debt covenants or obtain relief from the obligations to comply with those covenants at which point, the Company will implement further austerity programs which will limit the Company's ability to operate in the normal course of business. The Company's ability to raise additional capital at this time may be dependent upon numerous factors beyond the control of the Company including, without limitation, market conditions and the possibility that the necessary capital will not be available or will be available only upon terms that are unacceptable to the Company. Failure to obtain such capital or otherwise sufficiently implement a combination of the actions will result in a violation of one or more of the covenants contained in the Credit Agreement. Violation of one or more covenants under the Credit Facility would be an event of default under the terms of the Credit Agreement. Absent a material change in the Company's financial condition, the Company believes that it will fail to comply with one or more of its covenants under the Credit Agreement in the second quarter of 2004. The Company also has been discussing and providing information with respect to the Company's capital structure and operations with various consultants retained by its bank lenders and certain holders of its publicly held Senior Notes and its Preferred stock, as well as with potential new sources of capital. Although the foregoing discussions continue to be in the early stages and the Company cannot predict at this time the results of the foregoing efforts, the Company believes that such discussions may ultimately result in significant amounts of Senior Notes and/or Preferred stock being converted into Common stock of the Company. In addition to being used to fund working capital needs, general corporate purposes and to finance telecommunications assets, the Revolver can also be utilized for letters of credit. As of September 30, 2003, there was $15,000 in letters of credit outstanding under the Revolver, none of which were drawn down.

In accordance with the Fourth Amendment, the Company prepaid $62,500 of Term Loan A on March 25, 2002. At September 30, 2003, $150,000 of the Term Loan A was outstanding. Amortization of Term Loan A commenced in September 2002 with amounts being repaid in quarterly installments based on percentage increments of Term Loan A that start at 3.75% per quarter in September 2002 and increase in steps to a maximum of 10% per quarter in September 2005 through to maturity in June 2006. For the nine months ended September 30, 2003, the Company repaid approximately $23,438 of Term Loan A.

In accordance with the Fourth Amendment, the Company prepaid $125,000 of Term Loan B on March 25, 2002. At September 30, 2003, $371,250 of Term Loan B was outstanding. Amortization of Term Loan B commenced in September 2002 with quarterly installments of $750 per quarter until September 2006 when the quarterly installments increase to $90,750 per quarter through to maturity in June 2007. For the nine months ended September 30, 2003, the Company repaid approximately $2,250 of Term Loan B.

Evergreen Facility

In June 2003, the Company entered into a $41,500 Commercial Term Loan and Credit Agreement (the "Evergreen Facility") with Evergreen Investment Management Company, LLC and certain of its affiliates ("Evergreen"). Evergreen's commitment initially expired September 4, 2003 but had been extended, and subsequently expired, on November 3, 2003. Any term loans made under the Evergreen Facility will mature on June 30, 2008. The interest rate on the Evergreen loans is 12.5% per annum; however, no cash interest is payable until April 1, 2006. The interest rate is subject to upward adjustment in the event the Company incurs new indebtedness within 90 days after closing at a higher rate. In the event the Company or certain of its subsidiaries receive net proceeds in respect of certain prepayment events such as asset sales or casualty events and such net proceeds are not applied to the repayment of amounts outstanding under the Credit Facility, the Company must repay the Evergreen loans in an aggregate amount equal to such net proceeds or use such proceeds to acquire telecommunications assets, or for working capital. Following the termination of the Credit Facility, the Company must apply 50% of the net proceeds from such assets sales or casualty events to repay the Evergreen loans and not to reinvestment. The Company must apply 50% of excess cash flow for each fiscal year commencing on the earlier of (i) the fiscal year ending December 31, 2007 or (ii) the fiscal year in which all amounts outstanding under the Credit Facility have been paid in full or the Credit Facility does not prohibit such payment to prepay the Evergreen loans, provided that any lender may waive its right to receive the amount of such mandatory prepayment, and any amount will be applied to the mandatory prepayment of other Evergreen loans on a pro rata basis. Evergreen has a second priority lien on substantially all assets of the Company. The Evergreen Facility contains affirmative covenants, negative covenants and events of default substantially similar to those set forth in the Credit Facility. Upon closing, the Company paid a 4% or $1,660 funding fee to Evergreen. As of September 30, 2003, $13,700 was available to be drawn down from the Evergreen Facility and approximately $29,500 was outstanding.

In connection with the signing of the Evergreen Facility, the Company issued warrants to Evergreen to purchase 4,150,000 shares of Common stock at an initial exercise price of $1.25 per share. The warrants are exercisable any time following three months from their issuance. The Company valued the warrants using the Black-Scholes pricing model, applying an expected life of 5 years, a weighted average risk-free rate of 3.5%, a volatility rate of 70% and a deemed value of Common stock of $1.67 per share. The estimated value of the warrant, $4,026 was recorded as a contra long-term debt liability to be amortized over the next 5 years. The balance of the debt discount was $3,798 at September 30, 2003.

Capital Leases

During the nine months ended September 30, 2003, the Company completed a buyout of certain of its capital lease obligations of approximately $12,655. The Company recognized a gain of approximately $7,235 from the buyout net of asset costs of $4,420 and payment of approximately $1,000. The gain is included in the other income (expense), net line item on the statement of operations.

Contractual maturities of long-term debt, including capital leases, over the remainder of 2003 and the next 4 fiscal years are as follows:

                                                Aggregate Amount
                                                ----------------
For the period October 1, 2003 through
  December 31, 2003                                $   10,710
For the year ended December 31, 2004                   50,516
For the year ended December 31, 2005                   69,210
For the year ended December 31, 2006                  224,043
For the year ended December 31, 2007                  649,037

During the quarter ended September 30, 2003, the Company completed a debt repurchase for certain of its Senior Discount Notes. The Company retired approximately $75,151 in book and face value of its Senior Discount Notes. The Company recognized a gain of approximately $45,733 from the early retirement of debt in which approximately $27,806 of cash was paid. In addition, the Company incurred fees of approximately $970 and wrote off debt issuance costs of approximately $642.

During the quarter ended March 31, 2002, the Company completed various debt repurchases for certain of its Senior Discount Notes. The Company retired approximately $24,037 in face amount of debt with a book value of approximately $22,142. The Company recognized an extraordinary gain of approximately $13,073 from the early retirement of debt in which approximately $722 of cash was paid and 2,589,237 shares of common stock with a value of approximately $7,875 were issued. In addition, the Company incurred fees of approximately $180 and wrote off debt issuance costs of approximately $292. The Company adopted SFAS No. 145 on January 1, 2003. Accordingly, in the condensed consolidated statements of operations for the nine month period ended September 30, 2002, the extraordinary gains on early retirement of debt of $13,073 have been reclassified and are included in the results from continuing operations. The adoption of SFAS No. 145 did not have a material impact on the Company's financial statements, cash flows or results from operations.

8. STOCK BASED COMPENSATION AND REDEEMABLE PREFERRED STOCK

The Company has followed the recognition provisions of SFAS No. 123 - "Accounting for Stock-Based Compensation" since January 1, 2000. Under SFAS No.123, the fair value of an option on the date of the grant is amortized over the vesting period of the option in accordance with FASB Interpretation No. 28 "Accounting For Stock Appreciation Rights and Other Variable Stock Option or Award Plans". As a result of the completion of the Company's Option Exchange Program in the quarter ended December 31, 2001, all of the Company's options from that date forward are now accounted for under the recognition provisions of SFAS 123.

The table below reflects the fair value of Incentive Stock Option ("ISO") and Outperform Stock Option ("OSO") grants during the three months ended September 30, 2003 .

             Three Months Ending September 30,
                2003                     2002
        --------------------    ---------------------
        Granted   Fair Value    Granted    Fair Value
        --------------------    ---------------------
ISO           -     $    -      139,800      $   164
OSO           -     $    -            -      $    -

As of September 30, 2003 the Company had not reflected approximately $1,708 of unamortized compensation expense in its financial statements for ISO's granted as of September 30, 2003. The unamortized compensation expense is recognized over the ISO's vesting period, which is three years.

As of September 30, 2003 the Company had not reflected approximately $4,417 of unamortized compensation expense in its financial statements for OSO's granted as of September 30, 2003. The unamortized compensation expense is recognized over the OSO's vesting period, which is five years.

Non-cash stock based compensation was recognized in connection with the following plans in the following amounts during the periods ended:

                                Three Months Ending September 30,   Nine Months Ending September 30,
                                       2003         2002                   2003         2002
                                     --------     --------               --------     --------
ISO                                  $    636     $  3,485               $  1,895     $ 10,551
OSO                                     1,197        5,776                  3,719       17,307
Employee Stock Purchase                   101          255                    330          726
Restricted Stock                        1,189        1,386                  2,026       (3,280)
                                     --------     --------               --------     --------
Total                                $  3,123     $ 10,902               $  7,970     $ 25,304
                                     ========     ========               ========     ========

As of September 30, 2003, the Company had unearned compensation costs of approximately $1,288 related to restricted stock which is being amortized to expense over the restriction period.

Redeemable Preferred Stock

At September 30, 2003, the Company had paid cumulative dividends in the amount of $91,241 in the form of additional Series A Preferred stock. At September 30, 2003, the number of common shares that would be issued upon conversion of the Series A Preferred stock was 8,815,572.

At September 30, 2003, the Company had paid cumulative dividends in the amount of $466,702 in additional shares of Series B Preferred stock. At September 30, 2003, the number of common shares that would be issued upon conversion of the Series B Preferred stock was 34,277,360.

9. LOSSES PER SHARE

Basic loss per share is computed based on net loss after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on net loss after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations before giving effect to gains from the sale of the discontinued operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock and stock options that would have been assumed to be converted and have a dilutive effect if the Company had income from continuing operations during the three and nine months ended September 30, 2003 is 44,039,666 and 43,190,580, respectively. The number of shares of preferred stock and stock options that would have been assumed to be converted and have a dilutive effect if the Company had income from continuing operations in the three and nine months ended September 30, 2002 is 28,691,810 and 39,353,035, respectively.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share calculations:

                                                            Three Months Ended                 Nine Months Ended
                                                              September 30,                      September 30,
                                                     ------------------------------     ------------------------------
                                                         2003              2002             2003              2002
                                                     -------------     ------------     -------------     ------------
Net loss from continuing operations                  $     (69,533)    $   (131,687)    $    (249,790)    $ (1,298,956)
Income from discontinued operations, net of tax              2,704            3,404           174,125            7,319
                                                     -------------     ------------     -------------     ------------

Net loss                                                   (66,829)        (128,283)          (75,665)      (1,291,637)
Preferred dividend and accretion requirements               43,705           40,871           128,946          120,589

Net loss to common shareholder                       $    (110,534)    $   (169,154)    $    (204,611)    $ (1,412,226)
                                                     =============     ============     =============     ============

Basic and diluted loss per average common share:
Weighted average shares outstanding                    111,401,962      109,798,588       110,712,231      105,354,946
                                                     =============     ============     =============     ============

Loss per average common share from
  continuing operations                              $       (1.02)    $      (1.57)    $       (3.42)    $     (13.47)
                                                     =============     ============     =============     ============
Gain from discontinued operations                             0.02             0.03              1.57             0.07
                                                     -------------     ------------     -------------     ------------
Net loss to common shareholders                      $       (1.00)    $      (1.54)    $       (1.85)    $     (13.40)
                                                     =============     ============     =============     ============

10. COMPREHENSIVE LOSS

The Company primarily has two components of comprehensive loss: cumulative translation adjustments and unrealized appreciation (depreciation) on investments. The following table reflects the components of comprehensive loss and its effect on net loss.

                                                       Three Months Ended               Nine Months Ended
                                                          September 30,                   September 30,
                                                  ----------------------------     ----------------------------
                                                      2003            2002             2003           2002
                                                  ------------    ------------     -----------    -------------
Net loss                                          $    (66,829)   $   (128,283)    $   (75,665)   $  (1,291,637)

Cumulative foreign currency translation
   gain (loss)                                               -               -          (6,773)           3,074
Unrealized appreciation (depreciation)
   on investments                                         (925)            231          (1,030)          (1,003)
                                                  ------------    ------------     -----------    -------------
Comprehensive loss                                $    (67,754)   $   (128,052)    $   (83,468)   $  (1,289,566)
                                                  ============    ============     ===========    =============

11. SEGMENT REPORTING

Management believes that the Company operates as one reportable operating segment, which contains many shared expenses generated by the Company's various revenue streams. The Company does not allocate shared expenses incurred on a single network to our multiple revenue streams as any such allocation would be costly, impractical and arbitrary. The Company's chief decision-makers do, however, monitor operating results in a way different from that depicted in the historical general purpose financial statements. These measurements include the consolidation of Starpower, which is not consolidated under generally accepted accounting principles, ("GAAP"). Such information, however, does not meet the criteria for segment reporting under GAAP and therefore it is not separately disclosed.

WHERE YOU CAN FIND MORE INFORMATION

RCN Corporation and its consolidated subsidiaries, ("We, Us, Our") as a reporting company, are subject to the informational requirements of the Exchange Act and accordingly file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. You may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room. As an electronic filer, our public filings are maintained on the SEC's Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov. In addition, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may be accessed free of charge through our website as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. The address of that website is http://www.rcn.com/investor/secfilings.php. Since March 31, 2003, all reports pursuant to the Exchange Act that we have filed with, or furnished to, the SEC have been timely posted on our website.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes for the periods ended September 30, 2003, and with the audited financial statements and notes included in our December 31, 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

You should carefully review the information contained in the 2002 Annual Report on Form 10-K and particularly consider the "Risk Factors" and "Critical Accounting Policies" that we set forth in the Annual Report and other reports or documents that we file from time to time with the SEC. Some of the statements made by us in these documents discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The "forward-looking" information is based on various factors and was derived using numerous assumptions. In some cases, these so-called forward-looking statements can be identified by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. These statements only reflect our predictions. Actual events or results may differ substantially. Important factors that could cause actual results to be materially different from anticipated results and expectations expressed in any forward-looking statements made by or on behalf of us include, but are not limited to, our failure to:

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

Except as discussed in Note 4, Change in Estimate for Reciprocal Compensation Revenue, to the Unaudited Condensed Consolidated Financial Statements, there has been no change to our critical accounting policies and use of estimates that are reported in our December 31, 2002 Annual Report on Form 10-K.

INTRODUCTION

We are a leading facilities-based competitive provider of bundled phone, cable television and high-speed Internet services to some of the most densely populated markets in the U.S. We had approximately 868,600 average connections during the three months ended September 30, 2003. We provide services in Boston, including 18 surrounding communities, New York City, the Philadelphia suburbs, Chicago, San Francisco and several of its suburbs, along with two communities in the Los Angeles area. We also serve the Lehigh Valley in Pennsylvania and communities in and around Carmel, NY. (See Note 5, Discontinued Operations, to the Unaudited Condensed Consolidated Financial Statements.) We are also a party to the Starpower Communications, LLC ("Starpower") joint venture with Pepco Communications, Inc. ("Pepco"), a subsidiary of Pepco Holdings, Inc. ("Potomac"). Starpower serves the Washington, D.C. metropolitan market with approximately 223,000 total service connections at September 30, 2003. We were the incumbent franchised cable operator in many communities in central New Jersey until these operations were sold on February 19, 2003.

We believe we are the first company in many of our markets to offer one-stop shopping for video, phone and Internet services to residential customers. The costs associated with the growth of our network and our operational infrastructure, expanding the level of service provided to our customers, and sales and marketing expenses are the primary reasons for past operating losses. We do not anticipate positive cash flow from operations in the foreseeable future. To accomplish positive cash flow, we will need to continue to increase the number of customers on our network and increase the number of services per customer while lowering the costs associated with new subscribers and reducing the costs of providing services by capturing economies of scale.

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

We are working to leverage the capacity of our broadband network to allow us to expand our offering of new services. In 2002, we launched RCN MegaModem(SM) which provides 3Mbps of speed for customers looking to download movie videos, MP3 music files, and other Web-based forms of entertainment in as little as half the time it would take with a standard 1.5 Mbps cable modem or DSL connection. We believe MegaModem(SM) is the fastest Internet connection available to residential customers in our markets. Also, in 2002, we expanded our launch of Video-on-Demand ("VOD") in the Philadelphia market. We continue to launch VOD, Subscription VOD and high definition television in certain markets during 2003.

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

We are a party to the RCN-Becocom, LLC joint venture with NSTAR Communications, Inc. ("NSTAR Communications"), a subsidiary of NSTAR, regarding construction of our broadband network and operation of our telecommunications business in the Boston metropolitan area. NSTAR is a holding company that, through its subsidiaries, provides regulated electric and gas utility services in the Boston area. At December 31, 2002, following NSTAR's exchanges of their joint venture ownership interest for RCN's stock, the Company had a profit/(loss) sharing ratio of 100% and an investment percentage of 70.24% in the RCN-Becocom joint venture. The investment percentage represents the amount of any additional future capital investment in the venture that RCN has the right to invest. Results of operations of RCN-Becocom are consolidated in our financial statements.

We are also a party to the Starpower joint venture with Pepco, a subsidiary of Potomac, regarding construction of our broadband network and operation of our telecommunications business in the Washington, D.C. metropolitan area, including parts of Virginia and Maryland. Through its subsidiaries, Potomac is engaged in regulated utility operations and in diversified competitive energy and telecommunications businesses. RCN and Pepco each own a 50% membership interest in Starpower. The Starpower joint venture is accounted for in our financial statements under the equity method of accounting and our pro-rata portion of Starpower's operating results is included in the equity (loss) in income of unconsolidated entities line in our unaudited condensed consolidated statements of operations.

SEGMENT REPORTING

We believe that we operate as one reportable operating segment, which contains many shared expenses generated by the various revenue streams. We do not allocate shared expenses incurred on a single network to our multiple revenue streams, as any such allocation would be costly, impractical and arbitrary. Our chief decision-makers do, however, monitor operating results in a way different from that depicted in the historical general purpose financial statements. These measurements include the consolidation of results of operations of Starpower, which is not consolidated under generally accepted accounting principles ("GAAP"). Such information, however, does not represent a separate segment under GAAP and, therefore, it is not separately disclosed.

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

The following unaudited non-GAAP financial summary, highlights our results of operations on a consolidated basis for the three and nine months ended September 30, 2003, had the results of operations of the Starpower joint venture been consolidated with ours for the same period:

                                Three Months Ended September 30, 2003            Nine Months Ended September 30, 2003
                             --------------------------------------------    --------------------------------------------
                                  RCN                                             RCN
                               Including          Less            RCN          Including          Less            RCN
                             Starpower (1)    Starpower (2)       GAAP       Starpower (1)    Starpower (2)       GAAP
                             -------------    -------------    ----------    -------------    -------------    ----------
Total sales                    $ 135,631        $  20,640      $ 114,991       $ 410,372        $  63,325      $ 347,047
Total direct costs                46,375            5,295         41,080         140,066           16,775        123,291
                               ---------        ---------      ---------       ---------        ---------      ---------
Margin                            89,256           15,345         73,911         270,306           46,550        223,756
Total operating and
    selling, general and
    administrative costs          86,810           12,202         74,608         262,305           36,785        225,520
                               ---------        ---------      ---------       ---------        ---------      ---------
Adjusted EBITDA (3)                2,446            3,143           (697)          8,001            9,765         (1,764)
Non-cash stock-based
    compensation                   3,180               57          3,123           8,045               75          7,970
Impairment and special
    charges                       25,371                -         25,371          31,948                -         31,948
Depreciation and
    amortization                  57,746            5,057         52,689         163,416           15,059        148,357
                               ---------        ---------      ---------       ---------        ---------      ---------
Operating loss                 $ (83,851)       $  (1,971)     $ (81,880)      $(195,408)       $  (5,369)     $(190,039)
                               =========        =========      =========       =========        =========      =========

(1) Excludes results of central New Jersey operations which was sold February 19, 2003 and Carmel, New York operations both of which are included as discontinued operations for GAAP purposes. (See Note 5, Discontinued Operations, to the Unaudited Condensed Consolidated Financial Statements.)

(2) We own 50% of Starpower, a joint venture in the Washington, D.C. market, which is accounted for as an equity investment in our condensed consolidated financial statements. Results of operations of Starpower have been presented here, net of related party transactions with us.

(3) Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") - Non GAAP measure calculated as net income (loss) before interest, tax, depreciation and amortization, stock based compensation, extraordinary gains and special charges that we and our chief decision-makers use to measure performance and liquidity. Adjusted EBITDA is a meaningful indicator of profitability for capital-intensive businesses, and is a key valuation metric in the investment community. Other companies may calculate and define EBITDA differently than RCN.

OVERVIEW OF OPERATIONS

Approximately 94.4% of our revenue for the nine months ended September 30, 2003 is attributable to monthly telephone line service charges, local toll, special features and long-distance telephone service fees, monthly subscription fees for basic, premium, and pay-per-view cable television services, and Internet access fees through high-speed cable modems, dial up telephone modems, web hosting and dedicated access. The remaining 5.6% of revenue is derived mostly from reciprocal compensation, which is the fee local exchange carriers pay to terminate calls on each other's networks.

We have historically recognized reciprocal compensation revenue, which is the fee local exchange carriers pay to terminate calls on each other's networks, as it was realized. This was due to the uncertainty of various legal and regulatory rulings that affected our ability to accurately determine the amount of reciprocal compensation revenue to recognize prior to the point in time such amounts were paid. Over the past year, the FCC has ruled on various tariff/interconnect rules that have now permitted us to accurately estimate the amount of reciprocal compensation revenue to be earned for calls terminated on our network in the period such services are rendered. Accordingly, during the nine months ended September 30, 2003, we recognized approximately $7,100 of incremental reciprocal compensation revenue. Approximately $4,100 of this amount related to services rendered in calendar 2002.

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

During the nine months ended September 30, 2003, we have continued our initiative begun in 2002 to reduce costs, increase operational efficiencies, and realign resources to focus on core opportunities and product offerings. The most significant decrease in operating, selling, general and administrative expenses was due to reduced labor costs as a result of increased operational efficiencies and the elimination of costs as a result of the reduction and elimination of construction in new markets.

During the first nine months of 2003, we continued our review of expansion plans in existing markets to achieve higher growth with lower incremental capital spending. Capitalized construction material levels also continued to be assessed based on the build-out requirements of our expansion plans. The assessment process includes the identification of excess construction material that cannot be used for alternative use and which is either to be returned to vendors, or resold to a secondary market. During the nine months ended September 30, 2003, there were no write downs of excess construction material. We are aware that the secondary market for construction materials is changing, which could negatively affect our salvage value.

In 2003, we will continue to conduct detailed reviews of facility requirements against lease obligations to identify excess space. We are continuing the process of consolidating space and exiting or subleasing excess facilities and will recognize exit costs accordingly. We recorded approximately $9,894 and $16,471 in exit costs in the three and nine months ended September 30, 2003, respectively. (See Note 6, Impairment Charges and Accrued Exit Costs, to the Unaudited Condensed Consolidated Financial Statements.)

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Sales:

Total sales increased $6,611 or 6.1% to $114,991 for the three months ended September 30, 2003 from $108,380 for the three months ended September 30, 2002.

Sales by service offerings, which reflect certain internal allocations made for bundled product sales, are as follows:

                                   Three Months Ended September 30,
                                                      Increase (Decrease)
                                                      -------------------
                              2003         2002           $            %
                            --------     --------     --------      -----
Voice                       $ 36,264     $ 34,435     $  1,829        5.3%
Video                         50,123       45,118        5,005       11.1%
Data - high speed             19,732       15,238        4,494       29.5%
Data - dial up                 3,577        6,524       (2,947)     -45.2%
Reciprocal compensation        2,735        2,640           95        3.6%
Other                          2,560        4,425       (1,865)     -42.1%
                            --------     --------     --------      -----
Total                       $114,991     $108,380     $  6,611        6.1%
                            ========     ========     ========      =====

About 60.5% of the increase in sales by service offering, excluding reciprocal compensation and other, was the result of a higher number of average connections, which increased by 131 connections to 868,566 at September 30, 2003 from 868,435 at September 30, 2002. Average connections by service offering are as follows:

                           Three Months Ended September 30,
                                            Increase (Decrease)
                                            -------------------
                       2003        2002         #          %
                      -------    -------    --------    -------
Voice                 239,518    225,984     13,534       6.0%
Video                 365,180    360,061      5,119       1.4%
Data - high speed     161,684    123,630     38,054      30.8%
Data - dial up        102,184    158,760    (56,576)    -35.6%
                      -------    -------    -------     -----
Total                 868,566    868,435        131       0.0%
                      =======    =======    =======     =====

We anticipate additional decreases in data - dial up connections as customers continue to migrate to our data - high speed service offering.

The change in average connections resulted in the following volume related revenue variances for the three months ended September 30, 2003 for each service offering:

Voice                                 $ 2,062
Video                                     641
Data - high speed                       4,690
Data - dial up                         (2,325)
                                      -------
Total connections volume variance     $ 5,068
                                      =======

Another 39.5% of the increase in sales by service offering, excluding reciprocal compensation and other, was the result of higher average monthly video revenue per connection, offset by lower average monthly revenue per connection for our other service offerings as follows:

                          Three Months Ended September 30,
                                            Increase (Decrease)
                                            -------------------
                         2003      2002         $          %
                      ---------  ---------  ---------   ------
Voice                 $   50.47  $   50.79  $  (0.32)    -0.6%
Video                 $   45.75  $   41.77  $   3.98      9.5%
Data - high speed     $   40.68  $   41.08  $  (0.40)    -1.0%
Data - dial up        $   11.67  $   13.70  $  (2.03)   -14.8%

Increased promotional activity during the three months ended September 30, 2003 resulted in a reduction in the average monthly revenue per connection for data - high speed and video.

The change in average monthly revenues per connection resulted in the following revenue variances for the three months ended September 30, 2003 for each service offerings:

Voice                          $  (233)
Video                            4,364
Data - high speed                 (196)
Data - dial up                    (622)
                               -------
Total rate volume variance     $ 3,313
                               =======

For the three months ended September 30, 2003, reciprocal compensation increased 3.6% due to a change in estimate related to these revenues. Due to the uncertainty of various regulatory rulings that had affected the collectibility of reciprocal compensation, we had recognized this revenue as it was realized in periods prior to 2003. In 2003, based on regulatory changes and our experience of realizing reciprocal compensation revenues, we changed our estimate of reciprocal compensation revenues in the period reported. This change resulted in our recording approximately $7,100 in additional reciprocal compensation for the quarter ended March 31, 2003 of which approximately $4,100 related to services provided in 2002.

Other sales decreased $1,865 or 42.1% to $2,560 for the three months ended September 30, 2003 from $4,425 for the quarter ended September 30, 2002. The decrease was due primarily to lower television production revenues.

Costs and Expenses, Excluding Stock-Based Compensation, Depreciation and
Amortization:

Direct expenses are comprised of the costs of providing services. Following is a table of direct costs by service type for the three months ended September 30, 2003 as compared to the same period of 2002:

                           Three Months Ended September 30,
                                           Increase (Decrease)
                                           -------------------
                        2003       2002        $          %
                       -------   -------   ---------    ------
Voice                  $ 8,272   $10,788   $ (2,516)    -23.3%
Video                   29,201    23,892      5,309      22.2%
Data                     3,140     3,766       (626)    -16.6%
Other                      467     3,131     (2,664)    -85.1%
                       -------   -------   --------     -----
Total Direct Costs     $41,080   $41,577   $   (497)     -1.2%
                       =======   =======   ========     =====

The decrease in direct expenses, was due primarily to lower voice and data network operating costs resulting from network optimization and were largely offset by higher video costs resulting from increases in video connections, franchise fees and increases in basic and premium programming rates. The decrease in other direct costs was primarily due to lower television production costs.

Operating and selling and general and administrative costs decreased $14,693 or 16.5% to $74,608 for the three months ended September 30, 2003 from $89,301 for the three months ended September 30, 2002. Components of operating, selling and general and administrative costs for the three months ended September 30, 2003 and 2002, respectively, are as follows:

                               Three Months Ended September 30,
                                                 Increase (Decrease)
                                                 -------------------
                            2003        2002         $          %
                         ---------    --------   ---------    ------
Customer service         $  8,790     $ 13,020   $ (4,230)    -32.5%
Network operations
  and construction         10,187       12,558     (2,371)    -18.9%
Marketing
  and advertising           5,452        5,615       (163)     -2.9%
Sales                       8,458        8,424         34       0.4%
Operating, general
  and administration       41,721       49,684     (7,963)    -16.0%
                         --------     --------   --------     -----
                         $ 74,608     $ 89,301   $(14,693)    -16.5%
                         ========     ========   ========     =====

Customer service costs decreased for the three months ended September 30, 2003 over the comparable 2002 period. This decrease was primarily due to reduction in staff and temporary labor costs of approximately $2,779. Other decreases of approximately $830 and $582 were due to a reduction of outside agents handling customer service calls and lower costs for facilities and related operating expenses such as utilities and telephone, respectively.

Network operations and construction costs decreased for the three months ended September 30, 2003 over the same comparable 2002 period. This decrease was primarily due to reductions in staff labor costs of approximately $1,732. Another decrease of approximately $600 was due to lower costs for facilities.

Marketing and advertising costs decreased $163 for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. A decrease of approximately $306 was due to reduced staff labor costs and was offset by an increase of approximately $157 relating to higher advertising agency fees during the three months ended September 30, 2003.

Selling expenses increased $34 for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. An increase of approximately $520 was due to increased sales commissions. These increases were primarily offset by a reduction of outside telemarketing costs of approximately $486.

Operating, general and administrative expenses decreased for the three months ended September 30, 2003 over the comparable period in 2002. The major component was the result of staff reductions and personnel related costs of approximately $5,841. An additional decrease of approximately $2,524 resulted from the implementation of computer systems for automated billing and data processing and related reductions in maintenance costs. Another decrease of approximately $1,082 was due to lower costs for facilities and facilities operating expenses such as utilities and telephone. A decrease of approximately $2,723 for the three months ended September 30, 2003 was due to a non-recurring decrease in incentive compensation plan expense resulting from a plan amendment. These decreases were partially offset by higher legal fees of approximately $4,071 principally associated with increased franchise litigation during the period.

Non-cash Stock-Based Compensation:

The non-cash stock-based compensation decreased $7,779 for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. The decrease was largely due to the effect of restricted stock cancellations and the attribution of expense associated with fewer stock option grants with lower fair values.

Depreciation and Amortization:

Depreciation and amortization expense decreased $2,165 or 3.9% to $52,689 for the three months ended September 30, 2003 from $54,854 for the three months ended September 30, 2002. The decrease is due to the disposition and impairment in the value of network construction materials, equipment and leasehold improvements as we curtailed our network expansion plans to preserve capital.

The table below details the changes in the investment income, interest expense, gain on early extinguishment of debt and other income (expense) net accounts.

                                              Three Months Ended September 30,
                                                                Increase (Decrease)
                                                                -------------------
                                          2003       2002           $          %
                                        --------   --------     ---------    ------
Investment income                       $  1,724   $  2,593     $   (869)    -33.5%
Interest expense                        $ 43,496   $ 47,099     $ (3,603)     -7.6%
Gain on early extinguisment of debt     $ 45,733   $      -     $ 45,733       n/a
Other income (expense), net             $    644   $  1,101     $   (457)    -41.5%

Investment Income:

The decrease in investment income was a result of lower interest rates and a decrease in average cash, temporary cash investments, short-term investments and restricted investments at September 30, 2003 compared to September 30, 2002. Cash, temporary cash investments, short-term investments, and restricted investments were $289,504 at September 30, 2003, of which $228,154 has been received in cash proceeds from the sale of the central New Jersey assets between February 19, 2003 and September 30, 2003, compared to $387,223 at September 30, 2002.

Interest Expense:

The decrease in interest expense for the period presented is primarily due to less interest being capitalized associated with capital expenditures during the current periods and to a lesser extent the debt extinguishment during the third quarter of 2003. (See Note 7, Long-Term Debt, to the Unaudited Condensed Consolidated Financial Statements.)

Gain on Early Extinguishment of Debt:

During the quarter ended September 30, 2003, we completed a debt repurchase for certain of our Senior Discount Notes. We retired approximately $75,151 in book and face value of our Senior Discount Notes. We recognized a gain of approximately $45,733 from the early retirement of debt in which approximately $27,806 of cash was paid. In addition, we incurred fees of approximately $970 and wrote off debt issuance costs of approximately $642. (See Note 7, Long-Term Debt, to the Unaudited Condensed Consolidated Financial Statements.)

Other income (expense), net:

Other income (expense), net decreased $457 or 41.5% to $644 for the three months ended September 30, 2003 from $1,101 for the three months ended September 30, 2002. The decrease was principally due to write-offs of certain assets due to system upgrades.

Income Tax:

Our effective income tax rate was a benefit of 0.02% on losses from continuing operations for the three months ended September 30, 2003. For the three months ended September 30, 2002, the effective rate was 0.0% of net losses for the period. The tax effect of our cumulative losses has exceeded the tax effect of accelerated deductions, primarily depreciation, which we have taken for federal income tax purposes. As a result of the uncertainty regarding the use of these losses, generally accepted accounting principles do not permit the recognition of such excess losses in the financial statements. This accounting treatment does not impact cash flows for taxes or the amounts or expiration periods of actual net operating loss carryovers.

Equity in Income (Loss) of Unconsolidated Entities:

Equity in income of unconsolidated entities increased $7,778 or 16204.2% to income of $7,730 for the three months ended September 30, 2003 from a loss of $48 for the three months ended September 30, 2002. The components of income or
(loss) are shown in the table below.

                                          Three Months Ended September 30,
                                                            Increase (Decrease)
                                                            -------------------
                                       2003       2002        ($)          (%)
                                     --------   --------    --------     ------
Megacable                            $ 8,277    $ 1,545     $ 6,732       n/a
Starpower                               (547)    (1,668)      1,121       67.2%
J2 Interactive                             -         75         (75)     100.0%
                                     -------    -------     -------      -----
Total equity in income (loss) of
   unconsolidated entities           $ 7,730    $   (48)    $ 7,778       n/a
                                     =======    =======     =======      =====

Discontinued Operations:

During the third quarter 2003, we entered into a definitive agreement to sell our Carmel, New York ("Carmel") cable system assets and customers serviced by this network for an estimated cash sales price of approximately $120,000, subject to adjustments. The Carmel network services approximately 30,000 customers. The sale is subject to certain conditions, including receipt of consents and appropriate state and federal regulatory approval. The sales price is subject to certain adjustments based on minimum subscriber levels and working capital items. The transaction is not subject to any buyer-financing conditions, and is structured as an asset purchase, with the buyer assuming certain liabilities related to the business. The asset sale is expected to be finalized during the first quarter 2004, and we expect to realize a gain of approximately $85,000 to $90,000 on the transaction. In accordance with the Fifth Amendment to the Credit Agreement (see Liquidity and Capital Resources for discussion regarding the Fifth Amendment), proceeds of approximately $66,000 will be applied as a partial pay-down of our senior secured bank facility. We will continue to operate in Carmel until the asset sale is complete. In accordance with SFAS No. 144, the results of operations for Carmel are reported as discontinued operations.

On February 19, 2003, we completed the previously announced sale of our central New Jersey cable system assets to Patriot Media & Communications CNJ, LLC ("Patriot"). The cash proceeds of the sale received by us were $242,844 including $14,690, net of purchase price adjustments of approximately $(355), that remain in escrow. After taking into account the net assets of the system, transaction fees and amounts paid to acquire the minority interest, we recorded a gain on the sale of approximately $166,144 net of taxes. In addition, we recorded net income of $2,830 from operations of the system from January 1, 2003 to February 19, 2003. In accordance with the Credit Agreement, an amount equal to the net cash proceeds of the sale of the central New Jersey cable system assets in excess of $5,000 was deposited into a cash collateral account. Other than the minimum $100,000 required to be maintained on deposit in the cash collateral account under the Fifth Amendment, (see Liquidity and Capital Resources for discussion regarding the Fifth Amendment) proceeds on deposit in the cash collateral account may be used (i) to repay any loans outstanding under the Credit Agreement, or (ii) to purchase telecommunications assets and/or for working capital if we do not have other available cash on hand to fund such expenditures. In accordance with SFAS No. 144, the results of operations for central New Jersey cable system have been reported as discontinued operations.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Sales:

Total sales increased $24,325 or 7.5% to $347,047 for the nine months ended September 30, 2003 from $322,722 for the nine months ended September 30, 2002.

Sales by service offerings, which reflect certain internal allocations made for bundled product sales, are as follows:

                                 Nine Months Ended September 30,
                                                  Increase (Decrease)
                                                  -------------------
                              2003       2002         $           %
                            --------   --------   ---------    ------
Voice                       $109,540   $ 99,104   $ 10,436      10.5%
Video                        149,384    132,405     16,979      12.8%
Data - high speed             55,140     44,505     10,635      23.9%
Data - dial up                13,493     20,549     (7,056)    -34.3%
Reciprocal compensation       13,586     12,415      1,171       9.4%
Other                          5,904     13,744     (7,840)    -57.0%
                            --------   --------   --------     -----
Total                       $347,047   $322,722   $ 24,325       7.5%
                            ========   ========   ========     =====

About 60.6% of the increase in sales by service offering, excluding reciprocal compensation and other, was the result of a higher number of average connections, which increased 1.0% to 865,553 at September 30, 2003 from 856,830 at September 30, 2002. Average connections by service offering are as follows:

                            Nine Months Ended September 30,
                                              Increase (Decrease)
                                              -------------------
                        2003        2002         #            %
                      -------     -------     --------     ------
Voice                 234,382     217,387      16,995        7.8%
Video                 361,356     354,336       7,020        2.0%
Data - high speed     152,529     114,412      38,117       33.3%
Data - dial up        117,286     170,695     (53,409)     -31.3%
                      -------     -------     -------      -----
Total                 865,553     856,830       8,723        1.0%
                      =======     =======     =======      =====

We anticipate additional decreases in data - dial up connections as customers continue to migrate to our data - high speed service offering.

The change in average connections resulted in the following volume related revenue variances for the nine months ended September 30, 2003 for each service offering:

Voice                                 $  7,748
Video                                 $  2,623
Data - high speed                     $ 14,827
Data - dial up                        $ (6,430)
                                      --------
Total connections volume variance     $ 18,768
                                      ========

Another 39.4% of the increase in sales by service offering, excluding reciprocal compensation and other, was the result of higher average monthly video revenue per connection, offset by lower average monthly revenue per connection for our other service offerings as follows:

                           Nine Months Ended September 30,
                                            Increase (Decrease)
                                            -------------------
                       2003       2002         $           %
                      ------     ------     --------     ------
Voice                 $51.93     $50.65     $  1.28        2.5%
Video                 $45.93     $41.52     $  4.41       10.6%
Data - high speed     $40.17     $43.22     $ (3.05)      -7.1%
Data - dial up        $12.78     $13.38     $ (0.60)      -4.5%

Increased promotional activity during the nine months ended September 30, 2003 resulted in a reduction in the average monthly revenue per connection for data - high speed and video.

The change in average monthly revenues per connection resulted in the following revenue variances for the nine months ended September 30, 2003 for each service offering:

Voice                          $  2,688
Video                            14,356
Data - high speed                (4,192)
Data - dial up                     (626)
                               --------
Total rate volume variance     $ 12,226
                               ========

For the nine months ended September 30, 2003 reciprocal compensation increased 9.4%, due to a change in estimate related to these revenues. Due to the uncertainty of various regulatory rulings that had affected the collectibility of reciprocal compensation, we had recognized this revenue as it was realized in periods prior to 2003. In 2003, based on regulatory changes and our experience of realizing reciprocal compensation revenues, we changed our estimate of reciprocal compensation revenues in the period reported. This change resulted in our recording approximately $7,100 in additional reciprocal compensation for the quarter ended March 31, 2003 of which approximately $4,100 related to services provided in 2002.

For the nine months ended September 30, 2003 other sales decreased $7,840, or 57.0% to $5,904 from $13,744 for the nine months ended September 30, 2002. The decrease was due primarily to lower television production revenues.

Costs and Expenses, Excluding Stock-Based Compensation, Depreciation and
Amortization:

Direct expenses are comprised of the costs of providing services. Following is a table of direct costs by service type for the nine months ended September 30, 2003 as compared to the same period of 2002:

                            Nine Months Ended September 30,
                                             Increase (Decrease)
                                             -------------------
                         2003       2002         $          %
                       --------   --------   --------     -----
Voice                  $ 28,402   $ 32,075   $ (3,673)    -11.5%
Video                    83,627     73,425     10,202      13.9%
Data                     10,141     15,223     (5,082)    -33.4%
Other                     1,121     10,091     (8,970)    -88.9%
                       --------   --------   --------     -----
Total Direct Costs     $123,291   $130,814   $ (7,523)     -5.8%
                       ========   ========   ========     =====

The decrease in direct expenses was due primarily to lower voice and data network operating costs resulting from network optimization and were partially offset by higher video costs resulting from increases in video connections, franchise fees and increases in basic and premium programming rates. The decrease in other direct costs was primarily due to lower television production costs.

Operating, selling and general and administrative costs decreased $49,870 or 18.1% to $225,520 from $275,390 for the nine months ended September 30, 2002. Components of operating, selling and general and administrative costs for the nine months ended September 30, 2003 and 2002, respectively, are as follows:

                                                  Nine Months Ended September 30,
                                                                    Increase (Decrease)
                                                                    -------------------
                                            2003          2002          $          %
                                          ---------     ---------   ----------   ------
Customer service                          $  29,539     $  40,186   $ (10,647)   -26.5%
Network operations and construction          31,143        38,734      (7,591)   -19.6%
Marketing and advertising                    15,202        16,118        (916)    -5.7%
Sales                                        24,612        24,990        (378)    -1.5%
Operating, general and administration       125,024       155,362     (30,338)   -19.5%
                                          ---------     ---------   ---------    -----
                                          $ 225,520     $ 275,390   $ (49,870)   -18.1%
                                          =========     =========   =========    =====

Customer service costs decreased for the nine months ended September 30, 2003 over the comparable 2002 period. This decrease was due to reduction in staff and temporary labor costs of approximately $5,791. A decrease for the nine months ended September 30, 2003 of approximately $1,910 was due to lower costs for facilities and related operating expenses such as utilities and telephone and approximately $2,471 was due to a reduction of outside agents handling customer service calls.

Network operations and construction costs decreased for the nine months ended September 30, 2003 over the same comparable 2002 period. This decrease was primarily due to reductions in staff labor costs of approximately $7,284.

Marketing and advertising costs decreased for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. A decrease of approximately $641 was due to reduction in staff labor costs. An additional reduction of approximately $598 for the nine months ending September 30, 2003 was due to lower market research costs offset by an increase of approximately $246 due to an increase in advertising agency fees.

Selling expenses decreased for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. An increase of approximately $850 was due to increased sales headcount. This increase was offset by a reduction of outside telemarketing costs of approximately $1,358.

Operating, general and administrative expenses decreased for the nine months ended September 30, 2003 over the comparable period in 2002. The major component was the result of staff reductions and personnel related costs of approximately $15,307. An additional decrease of approximately $5,206 resulted from the implementation of computer systems for automated billing and data processing and related reductions in maintenance costs. Another decrease of approximately $3,604 was due to lower costs for facilities and facilities operating expenses such as utilities and telephone. A decrease of approximately $3,622 was due to lower than expected costs to exit municipal franchise agreements. A decrease of approximately $8,923 for the nine months ended September 30, 2003 was due to a non-recurring decrease in compensation plan expense resulting from a plan amendment. These decreases were partially offset by an increase in bad debt expense of approximately $1,562 principally due to an increase of the reserve on dial up receivables and higher legal fees of approximately $2,221 principally due to recoveries associated with franchise litigation during the prior period.

Non-cash Stock-Based Compensation:

The non-cash stock-based compensation decreased $17,334 for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The decrease was largely due to the effect of restricted stock cancellations and the attribution of expense associated with fewer stock option grants with lower fair values.

Depreciation and Amortization:

Depreciation and amortization expense decreased $63,773 or 30.1% for the nine months ended September 30, 2003 to $148,357 from $212,130 for the nine months ended September 30, 2002. The decreases are due to the effect of previous disposition and impairment in the value of network construction materials, equipment and leasehold improvements as we curtailed our network expansion plans to preserve capital.

The table below details the changes in the investment income, interest expense, gain on early extinguishment of debt and other income (expense), net accounts.

                                             Nine Months Ended September 30,
                                                                Increase (Decrease)
                                                                -------------------
                                          2003         2002         $          %
                                        ---------   ---------   ----------   ------
Investment income                       $   5,418   $  11,739   $  (6,321)   -53.8%
Interest expense                        $ 138,401   $ 126,718   $  11,683      9.2%
Gain on early extinguisment of debt     $  45,733   $  13,073   $  32,660     n/a
Other income (expense), net             $   9,082   $      45   $   9,037     n/a

Investment Income:

The decrease in investment income was a result of lower interest rates and a decrease in average cash, temporary cash investments, short-term investments and restricted investments at September 30, 2003 compared to September 30, 2002. Cash, temporary cash investments, short-term investments, and restricted investments were $289,504 at September 30, 2003, of which $228,154 was received in cash proceeds from the sale of the central New Jersey assets between February 19, 2003 and September 30, 2003, compared to $387,223 at September 30, 2002.

Interest Expense:

The increase in interest expense is primarily due to less interest being capitalized associated with capital expenditures during the current period coupled with the expensing of previously capitalized debt issuance costs and commitment fees incurred resulting from securing the Fifth Amendment to our Credit Agreement. (See Note 7, Long-Term Debt, to the Unaudited Condensed Consolidated Financial Statements.) These increases were partly offset by the debt extinguishment during the third quarter of 2003 and the first quarter of 2002.

Additionally, on July 2, 2003, we announced an investigation into inconsistencies in the terms of the indenture governing our 11% Senior Discount Notes due 2008 ("the 11% Notes"), which resulted in an additional $7,976 interest payment made on the 11% Notes on July 1, 2003. Approximately $3,755 of interest expense has been recorded in the nine months ending September 30, 2003 with the remaining $4,221 amortized over the remaining life of the notes.

Gain on Early Extinguishment of Debt:

During the quarter ended September 30, 2003, we completed a debt repurchase for certain of our Senior Discount Notes. We retired approximately $75,151 in book and face value of our Senior Discount Notes. We recognized a gain of approximately $45,733 from the early retirement of debt in which approximately $27,806 of cash was paid. In addition, we incurred fees of approximately $970 and wrote off debt issuance costs of approximately $642.

A gain of $13,073 for the nine months ended September 30, 2002 resulted from us repurchasing certain of our long-term debt. We retired approximately $24,037 in face value of debt with a book value of approximately $22,142 for approximately $722 in cash and approximately 2,589,237 shares of common stock with a value of $7,875, plus fees of $180 and the write-off of debt issuance costs of $292. The 2002 gain was originally recorded as an extraordinary gain, however, with the adoption of SFAS No. 145 in 2003, the gain was reclassified to an ordinary gain and is now reflected in loss from continuing operations before income taxes.

(See Note 7, Long-Term Debt, to the Unaudited Condensed Consolidated Financial Statements.)

Other income (expense), net:

Other income (expense), net increased $9,037 or 20082.2% to $9,082 for the nine months ended September 30, 2003 from $45 for the nine months ended September 30, 2002. The increase resulted primarily from a gain of approximately $7,235 recorded from the buyout of a capital lease.

Income Tax:

Our effective income tax rate was 0.0% on losses from continuing operations for the nine months ended September 30, 2003. For the nine months ended September 30, 2002, the effective rate was a benefit of 0.07% of net losses for the period. The tax effect of our cumulative losses has exceeded the tax effect of accelerated deductions, primarily depreciation, which we have taken for federal income tax purposes. As a result of the uncertainty regarding the use of these losses, generally accepted accounting principles do not permit the recognition of such excess losses in the financial statements. This accounting treatment does not impact cash flows for taxes or the amounts or expiration periods of actual net operating loss carryovers.

Equity in Income (Loss) of Unconsolidated Entities:

Equity in income of unconsolidated entities increased $42,381 or 176.9% to income of $18,417 for the nine months ended September 30, 2003 from a loss of $23,964 for the nine months ended September 30, 2002. The components of income or (loss) are shown in the table below.

                                            Nine Months Ended September 30,
                                                             Increase (Decrease)
                                        2003        2002        ($)         (%)
                                     ---------   ---------   ---------    ------
Megacable                            $ 21,113    $ 14,782    $  6,331      42.8%
Starpower                              (2,696)    (38,794)     36,098      93.1%
J2 Interactive                              -          48         (48)    100.0%
                                     --------    --------    --------     -----
Total equity in income (loss) of
   unconsolidated entities           $ 18,417    $(23,964)   $ 42,381       n/a
                                     ========    ========    ========     =====

Minority Interest in Loss of Consolidated Entities:

Minority interest primarily represents the interest of NSTAR Communications, Inc. in the results of RCN-Becocom. As discussed earlier, following NSTAR's exchange of their joint venture ownership interest for RCN's stock, our profit
(loss) sharing ratio in the RCN-Becocom joint venture as of December 31, 2002 was 100%. As a result, no minority interest was recorded for the three and nine months ended September 30, 2003. Accordingly minority interest in loss of consolidated entities decreased $36,650 or 100.0% in the nine months ended September 30, 2003.

Discontinued Operations:

During the third quarter 2003, we entered into a definitive agreement to sell our Carmel cable system assets and customers serviced by this network for an estimated cash sales price of approximately $120,000, subject to adjustments. The Carmel network services approximately 30,000 customers. The sale is subject to certain conditions, including receipt of consents and appropriate state and federal regulatory approval. The sales price is subject to certain adjustments based on minimum subscriber levels and working capital items. The transaction is not subject to any buyer-financing conditions, and is structured as an asset purchase, with the buyer assuming certain liabilities related to the business. The asset sale is expected to be finalized during the first quarter 2004, and we expect to realize a gain of approximately $85,000 to $90,000 on the transaction. In accordance with the Fifth Amendment to the Credit Agreement (see Liquidity and Capital Resources for discussion regarding the Fifth Amendment), proceeds of approximately $66,000 will be applied as a partial pay-down of our senior secured bank facility. We will continue to operate in Carmel until the asset sale is complete. In accordance with SFAS No. 144, the results of operations for Carmel are reported as discontinued operations.

On February 19, 2003, we completed the previously announced sale of our central New Jersey cable system assets to Patriot. The cash proceeds of the sale received by us were $242,844 including $14,690, net of purchase price adjustments of approximately $(355), that remain in escrow. After taking into account the net assets of the system, transaction fees and amounts paid to acquire the minority interest, we recorded a gain on the sale of approximately $166,144 net of taxes. In addition, we recorded net income of $2,830 from operations of the system from January 1, 2003 to February 19, 2003. In accordance with the Credit Agreement, an amount equal to the net cash proceeds of the sale of the central New Jersey cable system assets in excess of $5,000 was deposited into a cash collateral account. Other than the minimum $100,000 required to be maintained on deposit in the cash collateral account under the Fifth Amendment, (see Liquidity and Capital Resources for discussion regarding the Fifth Amendment) proceeds on deposit in the cash collateral account may be used (i) to repay any loans outstanding under the Credit Agreement, or (ii) to purchase telecommunications assets and/or for working capital if we do not have other available cash on hand to fund such expenditures. In accordance with SFAS No. 144, the results of operations for central New Jersey cable system have been reported as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, temporary cash investments, and short-term investments decreased to $46,939 at September 30, 2003 from $277,009 at December 31, 2002. The change resulted primarily from $158,637 used in operating activities, $41,056 used in financing activities and $197,267 provided by investing activities.

Net cash of $158,637 used in operating activities consisted of approximately $83,646 in net losses from continuing operations before preferred dividends and accretion adjusted for non-cash items which included $148,357 in depreciation and amortization, $13,386 in accretion of discounted debt, and $11,248 in provision for losses on accounts receivable. In addition, $62,302 was used in working capital consisting mostly of decreases in accounts payable, related party payables, and accrued expenses of $49,189 as well as increases in accounts receivable and related party receivables of $10,841.

Net cash of $197,267 provided by investing activities resulted from proceeds for the sale of discontinued operations of $242,844 and decreases of short term investments of $227,641 and reclassification of $224,156 to restricted cash which includes $242,844 from the sale of discontinued operations in accordance with the Credit Agreement, which requires an amount equal to the net cash proceeds of the sale in excess of $5,000 be deposited into a cash collateral account. These increases were offset by additions to property, plant, equipment and construction materials of $49,499 for continuing operations and $2,191 for discontinued operations.

Cash used in financing activities of $41,056 consisted primarily of $53,493 in repayment under our long-term borrowings, $1,427 in capital lease principal and buyout payments and $13,995 of payments made for debt financing costs made primarily to secure the Fifth Amendment to our Credit Agreement. These uses were offset by $27,806 in proceeds from the issuance of long-term debt. (See Note 7, Long-Term Debt, to the Unaudited Condensed Consolidated Financial Statements.)

We have historically met our liquidity requirements through cash and short-term investments on hand, amounts available under our Credit Facility, issuances of high-yield debt securities in the capital markets and convertible preferred stock and common stock to strategic investors. At September 30, 2003, we had approximately $46,939 in cash, temporary cash and short-term investments and $242,565 in restricted cash. We believe that current cash, including available restricted cash, cash equivalents, short-term investments and proceeds from revenues will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and other activities into the second quarter of 2004.

As of September 30, 2003, we were in compliance with the covenants contained in all of our outstanding debt agreements. However, in order for us to meet our liquidity needs and continue complying with all debt covenants, through mid-2004 and beyond, we will have to do a combination of, the following: (i) outperform our business plan, (ii) improve operational efficiencies, (iii) raise additional capital through issuance of equity or debt securities, (iv) further amend the Credit Facility, (v) restructure the balance sheet, (vi) significantly reduce capital deployment plans and new product introductions and (vii) consummate additional asset sales. We can offer no assurances that we will be able to implement one or more of these actions on acceptable terms or, if we are able to implement such actions, that the implementation will allow us to comply with our debt covenants or obtain relief from the obligations to comply with those covenants at which point, we will implement further austerity programs which will limit our ability to operate in the normal course of business. Our ability to raise additional capital at this time may be dependent upon numerous factors beyond our control including, without limitation, market conditions and the possibility that the necessary capital will not be available or will be available only upon terms that are unacceptable to us. Failure to obtain such capital or otherwise sufficiently implement one or a combination of the actions will result in a violation of one or more of the covenants contained in the Credit Agreement. Violation of one or more covenants under the Credit Facility would be an event of default under the terms of the Credit Agreement. Absent a material change in our financial condition, we believe that we will fail to comply with one or more of our covenants under the Credit Agreement in the second quarter of 2004. We also have been discussing and providing information with respect to our capital structure and operations with various consultants retained by our bank lenders and certain holders of our publicly held Senior Notes and our Preferred stock, as well as with potential new sources of capital. Although the foregoing discussions continue to be in the early stages and we cannot predict at this time the results of the foregoing efforts, we believe that such discussions may ultimately result in significant amounts of Senior Notes and/or Preferred stock being converted into our Common stock.

If we were (i) unable to implement any additional actions as described above,
(ii) adversely impacted by any unforeseen business conditions and/or (iii) unable to comply with the financial and negative covenants of the Credit Agreement, the lenders under the Credit Facility would be entitled to declare the outstanding borrowings under the Credit Facility immediately due and payable and exercise any or all of their other rights and remedies. In addition, any such acceleration of amounts due under the Credit Facility would, due to cross default provisions in the indentures governing our Senior Notes, entitle holders of the Senior Notes to declare the Senior Notes and any accrued and unpaid interest thereon immediately due and payable. Any such acceleration or other exercise of rights and remedies by lenders under the Credit Facility and/or holders of the Senior Notes would have a material adverse effect on us. The obligations are currently classified as long-term debt. We do not have sufficient cash resources to repay our outstanding indebtedness if it is declared immediately due and payable.

We continue to seek to raise capital to pay for capital expenditures, working capital, debt service requirements and, anticipated future operating losses. We may experience difficulty in raising capital in the future, as both the equity and debt capital markets continue to experience periods of significant volatility, particularly for securities issued by telecommunications and technology companies. Further, the ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers remains restricted while financing costs continue to increase. Capital markets remain largely unavailable to new issues of securities by telecommunications companies. Our public equity and debt securities are trading at or near all time lows, which together with our substantial leverage, means we may have limited access to certain of our historic sources of capital.

We have used and continue to use capital raised from debt and equity offerings to implement our business plan. In addition to raising capital through the debt and equity markets, we may sell or dispose of existing businesses or investments to fund portions of our business plan. We may not be successful in producing sufficient cash flow, reducing debt or raising sufficient debt or equity capital. In addition, proceeds from dispositions of our assets may not be sufficient to support operations or debt service.

During the third quarter 2003, we entered into a definitive agreement to sell our Carmel cable system assets and customers serviced by this network for an estimated cash sales price of approximately $120,000, subject to adjustments. The Carmel network services approximately 30,000 customers. The sale is subject to certain conditions, including receipt of consents and appropriate state and federal regulatory approval. The sales price is subject to certain adjustments based on minimum subscriber levels and working capital items. The transaction is not subject to any buyer-financing conditions, and is structured as an asset purchase, with the buyer assuming certain liabilities related to the business. The asset sale is expected to be finalized during the first quarter 2004, and we expect to realize a gain of approximately $85,000 to $90,000 on the transaction. In accordance with the Fifth Amendment to the Credit Agreement proceeds of approximately $66,000 will be applied as a partial pay-down of our senior secured bank facility. We will continue to operate in Carmel until the asset sale is complete. In accordance with SFAS No. 144, the results of operations for Carmel are reported as discontinued operations.

On February 19, 2003, we consummated a previously announced sale of our central New Jersey cable system assets to Patriot. The cash proceeds of the sale received by us, after taking into account the amount paid by Patriot to acquire the minority interest in the portion of central New Jersey cable systems that was not owned by us and other closing adjustments, was approximately $242,844 including approximately $14,690 that remains in escrow. We realized a net gain of approximately $166,144 on the transaction. In accordance with the Credit Agreement, an amount equal to the net cash proceeds of the sale of the central New Jersey cable system assets in excess of $5,000 was deposited into a cash collateral account. Other than the minimum $100,000 required to be maintained on deposit in the cash collateral account under the Fifth Amendment, proceeds on deposit in the cash collateral account may be used to repay loans outstanding, to purchase telecommunications assets, or working capital, if we do not have other available cash on hand to fund such expenditures. In accordance with SFAS No. 144, the results of operations for central New Jersey cable system have been reported as discontinued operations.

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

We entered into an amendment to the Credit Agreement dated March 7, 2003 (the "Fifth Amendment"). The Fifth Amendment enables us to incur additional senior secured debt, adjusts the operating and financial covenants to better reflect our business plan and modifies certain other restrictions. In connection with the Fifth Amendment, we paid certain lenders fees of approximately $7,062. The Fifth Amendment also reduces the amount available under the Revolver to $15,000, under which there were no borrowings outstanding at September 30, 2003, and requires us to maintain a cash collateral account of at least $100,000 for the benefit of the lenders under its credit facility. At September 30, 2003, we maintained cash collateral, relating to the Fifth Amendment, of approximately $212,000 (of which $100,000 has been classified as long-term). The Fifth Amendment also calls for half of the first $100,000 in proceeds from future asset sales, and 80% of proceeds from assets sales in excess of $100,000, to be used to pay down our senior secured term loans. Additionally, we will increase amortization payments under our term loans by an amount equal to 50% of interest savings from new repurchases of senior notes, not to exceed $25,000. The Fifth Amendment also enables us to incur up to $500,000 of new senior indebtedness that may be secured by a second subordinated lien on our assets. Up to $125,000 of existing cash and the proceeds of new indebtedness may be used to repurchase outstanding senior notes. As a result of the Fifth Amendment, we will not be able to borrow money that may otherwise have previously been available to it under the Revolver. As adjusted by the Fifth Amendment, on July 1, 2004, if the aggregate amount of outstanding loans exceeds $415,875 (i.e., $75,000 less than the currently scheduled amount), the Applicable Spread with respect to all loans shall be increased by 100 basis points; provided, that such increase shall be eliminated if the aggregate amount of outstanding Loans is equal to or less than $390,937 on or before December 31, 2004.

At September 30, 2003, there were no loans outstanding under the Revolver. In accordance with the Amendment, the Revolver can also be utilized for letters of credit up to a maximum of $15,000. At September 30, 2003, there were $15,000 in letters of credit outstanding under the Revolver. At September 30, 2003, we also had letters of credit outside the Revolver of $21,985 collateralized by restricted cash in escrow accounts. As of September 30, 2003, a total of $521,250 was outstanding under Terms loans A and B.

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

In June 2003, we entered into a $41,500 Commercial Term Loan and Credit Agreement (the "Evergreen Facility") with Evergreen Investment Management Company, LLC and certain of its affiliates ("Evergreen"). Evergreen's commitment initially expired September 4, 2003 but had been extended, and subsequently expired, on November 3, 2003. Any term loans made under the Evergreen Facility will mature on June 30, 2008. The interest rate on the Evergreen loans is 12.5% per annum; however, no cash interest is payable until April 1, 2006. The interest rate is subject to upward adjustment in the event we incur new indebtedness within 90 days after closing at a higher rate. In the event we or certain of our subsidiaries receive net proceeds in respect of certain prepayment events such as asset sales or casualty events and such net proceeds are not applied to the repayment of amounts outstanding under the Credit Facility we must repay the Evergreen loans in an aggregate amount equal to such net proceeds or use such proceeds to acquire telecommunications assets, including working capital. Following the termination of the Credit Facility, we must apply 50% of the net proceeds from such assets sales or casualty events to repay the Evergreen loans and not to reinvestment. We must apply 50% of excess cash flow for each fiscal year commencing on the earlier of (i) the fiscal year ending December 31, 2007 or (ii) the fiscal year in which all amounts outstanding under the Credit Facility have been paid in full or the Credit Facility does not prohibit such payment to prepay the Evergreen loans, provided that any lender may waive its right to receive the amount of such mandatory prepayment, and any amount will be applied to the mandatory prepayment of other Evergreen loans on a pro rata basis. Evergreen will have a second priority lien on substantially all of our assets. Upon closing, we paid a 4% or $1,660 funding fee to Evergreen. As of September 30, 2003, approximately $29,500 was outstanding under the Evergreen Facility.

In connection with the signing of the Evergreen Facility with Evergreen, we issued warrants to Evergreen to purchase 4,150,000 shares of Common stock at an initial exercise price of $1.25 per share. The warrants are exercisable any time following three months from their issuance. We valued the warrants using the Black-Scholes pricing model, applying an expected life of 5 years, a weighted average risk-free rate of 3.5%, a volatility rate of 70% and a deemed value of Common stock of $1.67 per share. The estimated value of the warrant, $4,026 was recorded as a contra long-term debt liability to be amortized over the next 5 years.

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

We have retained Merrill Lynch as a financial advisor to review our financial alternatives and capital structure and to explore possible capital raising opportunities. As previously announced, on August 18, 2003, we repurchased approximately $75 million in principal amount of our publicly held Senior Notes for a price of approximately $28 million pursuant to a cash tender offer for such notes. As part of our ongoing efforts to improve our capital structure and reduce the amount of our debt, we have begun preliminary discussions with certain holders of our publicly held senior notes and the holders of our Preferred stock concerning a possible repurchase, exchange or retirement of the securities held by such holders. Such discussions are in the very preliminary stages and we cannot predict at this time the results of the foregoing efforts.

We have indebtedness that is substantial in relation to the shareholders' deficit and cash flow. At September 30, 2003, we had an aggregate of approximately $1,667,987 of indebtedness outstanding including capital lease obligations. We also have cash, cash equivalents and short-term investments aggregating approximately $46,939. We had the following contractual obligations as of September 30, 2003:

                                                               Payments Due by Period
                                       ----------------------------------------------------------------------
                                                      Less than      1-3             4-5            After 5
Contractual Obligations                  Total         1 Year       Years           Years            Years
----------------------------------     ----------------------------------------------------------------------
Senior Notes                           $ 1,109,506    $       -   $        -     $    906,635    $    202,871
Term Loans                                 522,904       46,637      211,836          264,431               -
Capital Leases                              11,530        1,619        3,105              902           5,904
Operating Lease Commitments                288,818       28,442       49,073           62,708         148,595
                                       ----------------------------------------------------------------------
Total Contractual Cash Obligations     $ 1,932,757    $  76,698   $  264,014     $  1,234,675    $    357,370
                                       ======================================================================

At September 30, 2003, we had the following other commercial commitments:

                                                  Amount of Commitment Expiration Per Period
                                       -------------------------------------------------------------
                                          Total
                                         Amounts      Less than      1-3           4-5       Over 5
Other Commercial Commitments            Committed      1 Year       Years         Years      Years
----------------------------------     -------------------------------------------------------------
Letters of Credit - Collateralized
   by Revolver                         $    15,000    $  15,000   $        -     $      -   $      -
Letters of Credit - Collateralized
   by Restricted Cash                       21,985       20,585        1,400            -          -
                                       -------------------------------------------------------------
Total Other Commercial Commitments     $    36,985    $  35,585   $    1,400     $      -   $      -
                                       =============================================================

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

We have two tranches of redeemable preferred stock, Series A and Series B. At September 30, 2003 we had paid cumulative dividends in the amount of $557,943 in the form of additional Series A and B Preferred stock. At September 30, 2003, the number of common shares that would be issued upon conversion of the Series A and B Preferred stock was 43,092,932.

We have an investment portfolio. The objective of our "other than trading portfolio" is to invest in high-quality securities, to preserve principal, meet liquidity needs, and deliver a suitable return in relationship to these guidelines.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and requires retirement obligations to be recognized when they are incurred and displayed as liabilities, with a corresponding amount capitalized as part of the related long-lived asset. The capitalized element is required to be expensed using a systematic and rational method over the asset's useful life. We adopted SFAS No. 143 on January 1, 2003 and the adoption of this statement did not have a material impact on our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission on FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Under certain provisions of SFAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items net of the effects of income taxes. Instead, those gains and losses should be included as a component of income before income taxes. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item will be reclassified upon adoption. The Company adopted SFAS No. 145 on January 1, 2003. Accordingly in the condensed consolidated statements of operations for the nine-month period ended September 30, 2002, the extraordinary gains on early retirement of debt have been reclassified. (See
Note 7, Long-Term Debt, to the Unaudited Condensed Consolidated Financial Statements, for discussion regarding our adoption of SFAS No. 145.) The adoption of this statement did not have a material impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity. It also establishes fair value as the objective for initial measurement of the liability. We adopted the provisions of SFAS No. 146 on January 1, 2003. (See Note 6, Impairment Charges and Accrued Exit Costs, to the Unaudited Condensed Consolidated Financial Statements, for discussion regarding our adoption of SFAS No. 146.)

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 was adopted on July 1, 2003 and the adoption of this statement did not have a material impact on our financial position or results of operations.

OTHER MATTERS

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

The Company intends to transition the function of its Principal Financial Officer, Timothy Stoklosa, to Patrick Hogan during the fourth quarter. This transition has begun, including having the Chief Accounting Officer now reporting to Mr. Hogan. Although Mr. Stoklosa has been spending an increasing amount of time on the financial alternatives surrounding the Company's balance sheet, he will continue to stay involved in accounting and financial reporting matters during the transition.

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

(a.)     Disclosure Controls and Procedures

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

(b.)     Internal Control Over Financial Reporting

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

         10.19 Cash Collateral Agreement

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b.)     Reports on Form 8-K

         On July 2, 2003, the Company announced it was investigating inconsistencies in the terms of the indenture governing its 11% Senior Discount Notes due 2008 ("the 11% Notes"), which it had uncovered in connection with an approximately $8 million interest payment made on the 11% Notes on July 1, 2003. The press release with respect thereto was filed with an 8-K as Exhibit 99.1 and is incorporated herein by reference.

         On July 10, 2003, the Company announced that it intended to commence on July 11, 2003 a cash tender offer to purchase up to approximately $290,000 aggregate principal amount of its outstanding Senior Notes with cash not to exceed $92,500. Additionally, on July 10, RCN Telecom Services, Inc., a wholly owned subsidiary of RCN Corporation, reached a definitive agreement to sell its cable system located in Carmel, New York, to Susquehanna Cable Co. for approximately $120 million in cash, subject to certain purchase price adjustments. The agreement and press release with respect thereto were filed with an 8-K as Exhibits 10.1 and 99.1 and are incorporated herein by reference.

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

         On August 11, 2003, the Company announced its financial results for the quarter ended June 30, 2003. The press release with respect thereto was filed with an 8-K as Exhibit 99.1 and is incorporated herein by reference.

         On August 18, 2003, the Company announced that it had extended its tender offer for up to between approximately $250,000 and $290,000 aggregate principal amount of its outstanding Senior Notes, without distinguishing between the issues, from 5:00 p.m., New York City time on August 15, 2003 to 5:00 p.m., New York City time, on August 18, 2003. On August 19, 2003, RCN announced that it had closed the Offer and disclosed the results thereof. The press release with respect thereto was filed with an 8-K as Exhibit 99.1 and 99.2, respectively, and is incorporated herein by reference.

         On October 7, 2003 the Company announced that it had retained Merrill Lynch as a financial advisor to review its financial alternatives and capital structure and to explore possible capital raising opportunities. As previously announced, on August 18, 2003 RCN repurchased $75 million in principal amount of its publicly held senior notes for a price of $28 million pursuant to a cash tender offer for such notes. As part of its ongoing efforts to improve its capital structure and reduce the amount of its debt, RCN has begun preliminary discussions with certain holders of its publicly held senior notes and the holders of its preferred stock concerning a possible repurchase, exchange or retirement of the securities held by such holders. Such discussions are in the very preliminary stages and RCN cannot predict at this time the results of the foregoing efforts. RCN has appointed Mr. Doug Bradbury, who had been acting as a consultant to RCN, as an executive vice president to lead such discussions on behalf of RCN. Mr. Bradbury recently retired as vice chairman, and was previously chief financial officer, of Level 3 Communications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            RCN Corporation
                            Date: November 12, 2003

                            /s/ Timothy J. Stoklosa
                            --------------------------
                                Timothy J. Stoklosa
                             Executive Vice President