Form 10-K
period 2003-12-31
RCN CORP /DE/
filed 2004-03-30
CIK 1041858

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File No. 1-16805

RCN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	22-3498533
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

105 Carnegie Center, Princeton, New Jersey 08540

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number including area code: 609-734-3700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1.00 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Number of shares of the registrant’s Common stock ($1.00 par value) outstanding at February 27, 2004: 110,279,006 Common Stock; 11,424,810 Class B Common Stock.

Aggregate market value of registrant’s voting and non-voting common stock held by non-affiliates at December 31. 2003, the last business day of the registrant’s most recently completed fiscal quarter, computed by reference to closing price as reported by NASDAQ for Common Stock of $0.68 per share on December 31, 2003 was approximately $40,758,015.

Indicate by check mark whether the registrant is an accelerated filer as defined by Rule 12b-2 of the 1934 Securities and Exchange Act:    ☒  Yes    ☐  No

Part I

This Annual Report (the “Report”) of RCN Corporation (the “Company” or “RCN”) on Form 10-K is for the year ended December 31, 2003. The Report modifies and supersedes previously filed documents. The SEC allows the Company to incorporate, by reference, information filed with them, which means the Company can disclose this information by referring directly to those documents. Information incorporated by reference is considered part of the Report. Dollar amounts expressed herein are in thousands, except as otherwise noted.

RCN has adopted a Code of Business Conduct, which applies to all directors, officers and employees, including the Company’s principal executive officers. The Code of Business Conduct has been posted on the Company’s web site. The web site address is http://www.rcn.com/investor/financialinfo.php.

As a reporting company, RCN is subject to the informational requirements of the Exchange Act and accordingly files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. You may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room. As an electronic filer, the Company’s public filings are maintained on the SEC’s Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov. In addition, since November 15, 2002 all SEC filings and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may be accessed free of charge through the Company’s website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The address of that website is http://www.rcn.com/investor/secfilings.php.

The Company is negotiating a financial restructuring of its balance sheet with certain of its senior secured lenders (the “Senior Secured Lenders”), an ad hoc committee of certain holders (“the Noteholders’ Committee”) of its outstanding senior notes and senior discount notes (“Senior Notes”) and others. No agreement on such a restructuring has yet been reached. The Company intends that the continuing negotiations will lead to agreement on a consensual financial restructuring plan in the near term, although there is no assurance this will occur. The Company expects any financial restructuring to be implemented through a reorganization of the Company under Chapter 11, title 11 of the United States Code (“Chapter 11”). The Company believes that a consensual financial restructuring pursuant to a Chapter 11 reorganization would achieve the most successful financial outcome for the Company and its constituents.

The Company anticipates that a Chapter 11 filing would include RCN Corporation, the holding company, and does not intend that its material operating subsidiaries be included, although there is no assurance this will occur. Since financial restructuring negotiations are ongoing, the treatment of existing creditor and stockholder interests in the Company is uncertain at this time. However, the restructuring as currently contemplated will likely result in a conversion of a substantial portion of the Company’s outstanding Senior Notes into equity and an extremely significant, if not complete, dilution of current equity.

Available cash, temporary cash investments and short-term investments in 2003 decreased to $18,395 at December 31, 2003. In addition, at December 31, 2003 approximately $199,000 of cash was restricted under the terms of the Company’s Senior Secured Credit Facility. Because the Company’s available cash, cash equivalents and short-term investments at December 31, 2003, and projected 2004 cash flows from operations are not sufficient to meet its anticipated cash needs for working capital, capital expenditures and other activities for the next twelve months, there is substantial doubt about the Company’s ability to continue as a going-concern.

In connection with its financial restructuring negotiations, the Company did not make an approximately $10,300 interest payment due January 15, 2004 on its 10 1/8% Senior Notes due 2010 (the “10 1/8% Senior Notes”) within the 30-day grace period provided under the indenture governing the 10 1/8% Senior Notes. The Company also did not make an approximately $14,200 interest payment due February 15, 2004 on its 9.8% Senior Discount Notes Due 2008 (the “9.8% Senior Notes”) within the 30-day grace period provided under the indenture governing the 9.8% Senior Notes.

On February 14, 2004, the Company announced that it, the Senior Secured Lenders and members of the Noteholders’ Committee entered into forbearance agreements under which the Senior Secured Lenders and members of the Noteholders’ Committee agreed not to declare any Events of Default, which they would be entitled but not required to do, under the Company’s senior credit facilities or Senior Notes, respectively, as a result of the Company not making the interest payment on the 10 1/8% Senior Notes prior to the end of the applicable grace period. The initial forbearance agreements were set to expire on March 1, 2004. On March 1, 2004, the Company announced that the Senior Secured Lenders and members of the Noteholders’ Committee had agreed to extend the forbearance agreements to March 15, 2004, and on March 15, 2004, the Company announced that the forbearance agreements had been further extended to April 1, 2004 and expanded to cover the interest payment default on the 9.8% Senior Notes and other defaults.

The Company’s objective is to reach agreement on a consensual financial restructuring plan during the current forbearance period. If financial restructuring negotiations were to proceed beyond that period or were to end, however, additional forbearance, waiver and/or amendment agreements would be needed to support the Company’s continuing operations. In addition, in the absence of an agreement on a consensual financial restructuring upon expiration of the forbearance agreements, the Senior Secured Lenders and members of the Noteholders’ Committee who hold 10 1/8% Senior Notes and 9.8% Senior Notes would be entitled, but not required, to declare the Company’s senior credit facilities and the outstanding 10 1/8% Senior Notes and 9.8% Senior Notes, respectively, immediately due and payable.

Any acceleration of amounts due under the Company’s senior credit facilities or the 10 1/8% Senior Notes or the 9.8% Senior Notes would, due to cross default provisions in the Company’s indentures governing its other senior notes, entitle, but not require, the holders of other senior notes to declare the Company’s other senior notes immediately due and payable if they so choose. Holders of 10 1/8% Senior Notes or the 9.8% Senior Notes that are not members of the Noteholders’ Committee are not subject to the terms of the forbearance agreements. If acceleration of the Company’s senior credit facilities and 10 1/8% Senior Notes or the 9.8% Senior Notes were to occur, RCN would not, based on current and expected liquidity, have sufficient cash to pay the amounts that would be payable.

Although the Company is actively pursuing discussions towards a final agreement on a consensual financial restructuring, there can be no assurance that such an agreement will ultimately be reached, that the Company will be able to obtain further extensions of its forbearance agreements with the Senior Secured Lenders and members of the Noteholders’ Committee, or that holders of 10 1/8% Senior Notes or the 9.8% Senior Notes that are not members of the Noteholders’ Committee will not declare an Event of Default under the 10 1/8% Senior Notes or the 9.8% Senior Notes (which would terminate the forbearance agreement with Lenders), or seek other remedies available under applicable law or the terms of the 10 1/8% Senior Notes or the 9.8% Senior Notes, prior to such time. The Company will continue to apply substantial effort and resources to reaching a formal agreement on a consensual financial restructuring while also continuing to evaluate the best alternatives for the Company under current circumstances and as discussions and events unfold.

As result of the current financial position of the Company, there are a number of material risks and uncertainties surrounding its operating results, including those associated with a possible reorganization of RCN and certain of its subsidiaries under Chapter 11. There are also numerous material operational risks inherent in the telecommunications industry. Each of these risks and uncertainties could have a material adverse impact on RCN’s financial condition and operating results. The information contained in the Report should be carefully reviewed, particularly the risk factors, subsequent events and other documents filed with the SEC. Some of the statements and information contained in the Report are “forward-looking,” outlining future expectations or projections of results of operations or financial conditions. Such forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those outlined in the Report. The forward-looking information is based on information currently available to Management. The risks and uncertainties described below are those that the Company believes are material and, if they occurred, would have an adverse impact on RCN’s financial position and operating results. These risk and uncertainties can be summarized into three main areas: the Company’s present financial condition, operational issues inherent in the telecommunication industry and managing through the restructuring process. Actual results could differ materially from anticipated results contained in any forward-looking statements in the Report if the Company fails to do any of the following:

Present Financial Position

•	Access restricted cash as it continues negotiations to restructure its balance sheet

•	Effectively manage operations while it negotiates with Senior Secured Lenders, the Noteholders’ Committee and others

Operational Issues

•	Effectively compete and manage changes within its industry

•	Obtain and maintain appropriate regulatory approvals

•	Retain and attract qualified management and other personnel

•	Maintain strategic alliances to provide services in key markets

•	Maintain relationships with key vendors

•	Manage programming services

•	Manage conflicts of interest with other companies

•	Manage the networks to minimize failures and disruptions

Restructuring Process

•	Reach agreement on a consensual restructuring

•	Finance operations during the restructuring

•	Manage Company operations during the restructuring – including relationships with customers, key vendors and key personnel

The Company is not obligated to publicly update any forward-looking statement due to new information or as the result of future events.

ITEM 1. Business

Overview

The Company delivers bundled communication services, including local and long distance telephone, video programming (including digital cable and high definition television), and data services (including cable modem, high speed and dial-up Internet access) primarily to residential customers over a broadband network predominantly owned by the Company. The Company reports its results as one reportable segment based on the manner in which it manages the business.

ResiLinkSM and EssentialsSM are the brand names of the bundled service offerings of cable television, phone and high-speed Internet available to residential customers for a flat monthly rate. In addition to bundled service offerings, the Company sells cable television, phone, high-speed cable modem and dial-up Internet to residential customers on an a-la-carte basis. The Company also provides communication services to commercial customers using the broadband network in markets where it serves residential customers. The Company’s current operating plan focuses on improvements to customer profitability by a concerted effort to migrate customers to the Company’s higher margin products and services.

The Company delivers its services over a predominantly owned high-speed, high-capacity, fiber-optic network. The network is a hybrid broadband fiber-optic platform. This architecture brings the Company’s broadband network within approximately 900 feet of customers, with typically fewer electronics than existing incumbent cable companies. The network has generally been designed with sufficient capability to add new communication services more efficiently and effectively than the incumbents or other competitors.

Employees

As of December 31, 2003, the Company employed approximately 2,537 employees, including approximately 42 in discontinued operations. This includes approximately 53 part-time employees, of which 3 were in the discontinued operation.

Recent Developments

The Company is negotiating a financial restructuring of its balance sheet with its Senior Secured Lenders, the Noteholders’ Committee and others. No agreement on such a restructuring has yet been reached. The Company intends that the continuing negotiations will lead to agreement on a consensual financial restructuring plan in the near term, although there is no assurance this will occur. The Company expects any financial restructuring to be implemented through a reorganization of the Company under Chapter 11. The Company believes that a consensual financial restructuring pursuant to a Chapter 11 reorganization would achieve the most successful financial outcome for the Company and its constituents.

The Company anticipates that a Chapter 11 filing would include RCN Corporation, the holding company, and does not intend that its material operating subsidiaries be included, although there is no assurance this will occur. Since financial restructuring negotiations are ongoing, the treatment of existing creditor and stockholder interests in the Company is uncertain at this time. However, the restructuring as currently contemplated will likely result in a conversion of a substantial portion of the Company’s outstanding Senior Notes into equity and an extremely significant, if not complete, dilution of current equity.

Available cash, temporary cash investments and short-term investments in 2003 decreased to $18,395 at December 31, 2003. In addition, at December 31, 2003 approximately $199,000 of cash was restricted under the terms of the Company’s Senior Secured Credit Facility. Because the Company’s cash, cash equivalents, and short-term investments at December 31, 2003 and projected 2004 cash flows from operations are not sufficient to meet its anticipated cash needs for working capital, capital expenditures and other activities for the next twelve months, there is substantial doubt about the Company’s ability to continue as a going-concern.

In connection with its financial restructuring negotiations, the Company did not make an approximately $10,300 interest payment due January 15, 2004 on its 10 1/8% Senior Notes due 2010 (the “10 1/8% Senior Notes”) within the 30-day grace period provided under the indenture governing the 10 1/8% Senior Notes. The Company also did not make an approximately $14,200 interest payment due February 15, 2004 on its 9.8% Senior Discount Notes Due 2008 (the “9.8% Senior Notes”) within the 30-day grace period provided under the indenture governing the 9.8% Senior Notes.

On February 14, 2004, the Company announced that it, the Senior Secured Lenders and members of the Noteholders’ Committee entered into forbearance agreements under which the Senior Secured Lenders and members of the Noteholders’ Committee agreed not to declare any Events of Default, which they would be entitled but not required to do, under the Company’s senior credit facilities or Senior Notes, respectively, as a result of the Company not making the interest payment on the 10 1/8% Senior Notes prior to the end of the applicable grace period. The initial forbearance agreements were set to expire on March 1, 2004. On March 1, 2004, the Company announced that the Senior Secured Lenders and members of the Noteholders’ Committee had agreed to extend the forbearance agreements to March 15, 2004, and on March 15, 2004, the Company announced that the forbearance agreements had been further extended to April 1, 2004 and expanded to cover the interest payment default on the 9.8% Senior Notes and other defaults.

The Company’s objective is to reach agreement on a consensual financial restructuring plan during the current forbearance period. If financial restructuring negotiations were to proceed beyond that period or were to end, however, additional forbearance, waiver and/or amendment agreements would be needed to support the Company’s continuing operations. In addition, in the absence of an agreement on a consensual financial restructuring upon expiration of the forbearance agreements, the Senior Secured Lenders and members of the Noteholders’ Committee who hold 10 1/8% Senior Notes and 9.8% Senior Notes would be entitled, but not required, to declare the Company’s senior credit facilities and the outstanding 10 1/8% Senior Notes and 9.8% Senior Notes, respectively, immediately due and payable.

Any acceleration of amounts due under the Company’s senior credit facilities or the 10 1/8% Senior Notes or the 9.8% Senior Notes would, due to cross default provisions in the Company’s indentures governing its other senior notes, entitle, but not require, the holders of other senior notes to declare the Company’s other senior notes immediately due and payable if they so choose. Holders of 10 1/8% Senior Notes or the 9.8% Senior Notes that are not members of the Noteholders’ Committee are not subject to the terms of the forbearance agreements. If acceleration of the Company’s senior credit facilities and 10 1/8% Senior Notes or the 9.8% Senior Notes were to occur, RCN would not, based on current and expected liquidity, have sufficient cash to pay the amounts that would be payable.

Although the Company is actively pursuing discussions towards a final agreement on a consensual financial restructuring, there can be no assurance that such an agreement will ultimately be reached, that the Company will be able to obtain further extensions of its forbearance agreements with the Senior Secured Lenders and members of the Noteholders’ Committee, or that holders of 10 1/8% Senior Notes or the 9.8% Senior Notes that are not members of the Noteholders’ Committee will not declare an Event of Default under the 10 1/8% Senior Notes or the 9.8% Senior Notes (which would terminate the forbearance agreement with Lenders), or seek other remedies available under applicable law or the terms of the 10 1/8% Senior Notes or the 9.8% Senior Notes, prior to such time. The Company will continue to apply substantial effort and resources to reaching a formal agreement on a consensual financial restructuring while also continuing to evaluate the best alternatives for the Company under current circumstances and as discussions and events unfold.

On February 11, 2004, the Company retained AlixPartners, LLC, an internationally recognized leader in corporate turnarounds and financial restructuring, to support its financial restructuring efforts. Mr. John Dubel, a principal in the restructuring firm AlixPartners, LLC, was appointed president and chief operating officer, to help the Company operate its business and further develop its long-term business plan as it continues negotiating with its Senior Secured Lenders and the Noteholders’ Committee towards a financial restructuring.

On February 14, 2004, the Company announced that it, the Senior Secured Lenders and members of the Noteholders’ Committee entered into forbearance agreements under which the Senior Secured Lenders and members of the Noteholders’ Committee agreed not to declare any Events of Default, which they would be entitled but not required to do, under the Company’s senior credit facilities or Senior Notes, respectively, as a result of the Company not making the interest payment on the 10 1/8% Senior Notes prior to the end of the applicable grace period. The initial forbearance agreements were set to expire on March 1, 2004. On March 1, 2004, the Company announced that the Senior Secured Lenders and members of the Noteholders’ Committee had agreed to extend the forbearance agreements to March 15, and on March 15, 2004, the Company announced that the forbearance agreements had been further extended to April 1, 2004 and expanded to cover the interest payment default on the 9.8% Senior Notes and other defaults.

On March 3, 2004, the Company made its scheduled $20,681 interest and principal payment to its Senior Secured Lenders under its senior secured credit facility. In connection therewith, such lenders agreed on March 1, 2004, that the minimum balance requirement in the cash collateral account established pursuant to the Fifth Amendment to the Credit Agreement could be reduced by the aggregate amount of principal, interest and fees paid under the Credit Agreement.

On March 11, 2004, the Company retained the Blackstone Group as financial advisor in connection with its continuing negotiations toward a financial restructuring, replacing Merrill Lynch, Pierce, Fenner & Smith Incorporated, (“Merrill Lynch”) in this capacity. Merrill Lynch was hired on October 7, 2003 as a financial advisor to review the Company’s financial alternatives and explore potential new sources of capital. Mr. Douglas Bradbury, who was hired on October 7, 2003 to lead the financial restructuring negotiations on the Company’s behalf, and immediately prior to this worked as a consultant to the Company, left the Company on March 11, 2004 and Mr. John Dubel was given the responsibility for continuing the financial restructuring negotiations.

On December 24, 2003, NSTAR and certain of its subsidiaries (“NSTAR”) notified the Company that it voluntarily and unconditionally waived, surrendered and discharged any and all ownership interest in both RCN-BecoCom LLC (“RCN-BecoCom”), the joint venture between the Company and NSTAR, and in the shares of the Company’s stock held by NSTAR. On December 23, 2003, Thomas J. May, Chairman, President and Chief Executive of NSTAR, resigned from the Company’s Board of Directors.

On December 31, 2003, Vulcan Ventures, Inc. (“Vulcan”) notified the Company that it elected to convert 705,507 shares of Series B Preferred Stock into 11,424,810 shares of Class B Common stock and simultaneously sold such common shares, along with an additional 247,009 shares of the Series B Preferred stock.

On January 24, 2004 PEPCO Holdings, Inc. (“PEPCO”), announced its intention to sell its fifty (50%) percent interest in its joint venture with the Company, Starpower Communications LLC (“Starpower”), as part of the ongoing efforts to redirect its focus on energy related investments. While the Company will attempt to ensure the continued operation of Starpower without adverse impact to customers or overall financial results of the joint venture, it can provide no assurances that a suitable buyer, willing to continue to operate the joint venture on a comparable level, will be identified.

On March 8, 2004, the Company completed the sale of its Carmel, NY, cable system assets and customers serviced by this network for $120,000, subject to certain post closing adjustments. Approximately $62,400 of the net proceeds will be applied as a partial pay-down of the Company’s senior secured bank facility. In addition, approximately $44,900 of the net proceeds were placed into a collateral account that is restricted to prepay term loans under the Company’s senior secured credit facility or for the purchase of telecommunication assets, by the terms of the senior secured bank facility. In accordance with SFAS No. 144, the results of operations for Carmel are reported as discontinued operations.

On March 16, 2004, RCN Corporation announced the promotion of Patrick T. Hogan to the position of Executive Vice President and Chief Financial Officer and Michael J. Angi to Senior Vice President of Operations.

Services

The Company provides services in Boston, including 18 surrounding communities, New York City, the Philadelphia suburbs, Chicago, San Francisco and several of its suburbs, along with two communities in the Los Angeles area. The Company also serves the Lehigh Valley in Pennsylvania, and until March 8, 2004, served the communities in and around Carmel, NY. The Company holds 50% LLC membership interest in Starpower which serves the Washington, D.C. metropolitan market. RCN was also the incumbent franchised cable operator in many communities in central New Jersey until these operations were sold on February 19, 2003.

In 2003, RCN MegaModemSM, originally launched in 2002 with 3Mbps capacity, was enhanced to provide 5Mbps of speed for customers looking to download movie videos, MP3 music files and other web-based forms of entertainment. The Company believes MegaModem is the fastest Internet connection available to residential customers in its markets. Additionally in 2003, Video-on-Demand (“VOD”), Subscription Video-on-Demand (“SVOD”) and high-definition television (“HDTV”) were launched in most markets.

The following table summarizes the Company’s and Starpower’s service connections, by product, excluding Carmel, NY, which is being accounted for as a discontinued operation.

	Connections As of December 31,			Customers As of December 31,
	2003	2002	2001	2003	2002
RCN
Phone	246,711	227,551	202,089
Cable Television	370,187	358,200	340,747
High Speed Internet	174,898	135,457	96,442

Subtotal - Network	791,796	721,208	639,278	388,225	389,303

Resale Telephony	6,421	9,704	22,281
Dial-up	86,186	147,384	200,387

Sub-total	92,607	157,088	222,668

Totals - RCN	884,403	878,296	861,946

Starpower
Phone	28,472	24,590	16,909
Cable Television	40,977	39,120	31,300
High Speed Internet	22,645	16,874	10,280

Subtotal - Network	92,094	80,584	58,489	48,443	50,105

Resale Telephony	3,757	6,465	11,499
Dial-up	97,248	133,757	161,244

Sub-total	101,005	140,222	172,743
Totals - Starpower	193,099	220,806	231,232

The following is a description of RCN’s current service offerings:

Bundled Services: ResiLink and Essentials are the brand names of the bundled service offerings of cable television, phone and high-speed Internet available to residential customers for a flat monthly rate. The Company provides customers with various combination plans of these core services. Bundling encourages customers to subscribe to additional services as incremental savings per product are realized with the purchase of additional services. Revenues and related costs from the bundled products are reported in the supplemental financial information based on the service offerings of phone, video, cable television and high-speed data.

Phone: The Company offers a full range of local calling plans to meet the needs of residential customers across the markets. The phone plans compete with the incumbent local exchange carrier (“ILEC”) and competitive local exchange carriers (“CLEC”) providers. Phone calling plans generally include an unlimited local calling plan, an unlimited local and regional plan and a phone bundle of local, regional and long distance calling with features. RCN’s phone features include voicemail, Caller ID, Call Waiting, Call Forwarding, 3-Way Calling, 911 access, operator services, and directory assistance. Bundled feature packages are available to offer additional savings.

RCN’s local voice products are included in ResiLink and Essentials packages, which increases overall penetration and revenue. As of December 31, 2003, approximately 69% of RCN’s voice customers were also subscribers to one of the Company’s bundled service offerings.

Long Distance, Toll-Free, and Calling Card services are also offered and priced to compete with inter-exchange carriers (“IXCs”) across the country. The pricing plans include monthly fees, no monthly fees, specialized international plans and bundle-of-minute plans that allow high volume users to pay a single rate per month for high volume calling at one rate. Customers who subscribe to ResiLink or Essentials are offered long distance services at discounted rates.

Cable television: A diverse line-up of basic, premium and pay-per-view video programming is available in most markets. The basic video-programming package provides extensive channel selection featuring all major cable and broadcast networks. Premium services include HBO, Cinemax, Showtime/The Movie Channel and Starz!/Encore. Pay-per-View (“PPV”) is also available, which allows instant ordering of movies and special events directly from the customer’s remote. “Music Choice” offers 31 to 45 different commercial-free music channels delivered to the customer’s stereo in digital CD quality sound.

Digital cable television subscribers can elect to receive a package of digital video services referred to as a “digital tier.” The digital tier provides a mix of additional cable television networks, multiplexed premium channels from HBO, Showtime and STARZ, an interactive program guide and “Music Choice”. There is also additional PPV programming, such as more frequent showings of the most popular films that customers can pay for on a per purchase basis.

VOD and SVOD services are available in Boston, New York City, Lehigh Valley, Philadelphia, Chicago and San Francisco, and in Washington, D.C. as part of Starpower. Additionally, HDTV, a digital television service that displays sharp, lifelike images that surpass regular analog television images, was launched in 2003 in Boston, New York City, Lehigh Valley, Philadelphia and San Francisco, and in Washington, D.C. as part of Starpower.

The Company pays a monthly fee per subscriber, per channel, for cable network programming. Programming costs are directly impacted by the number of subscribers, the number of channels provided to subscribers, channel placement and increases in contract rates from programming suppliers. The Company attempts to secure long-term programming contracts with volume and penetration discounts, marketing support and other incentives from program suppliers. Programming contracts are subject to negotiated renewal. The Company is a member of the National Cable Television Co-op (“NCTC”), which provides volume discounts on programming services obtained through NCTC. The cost of programming continues to increase year to year, and it is anticipated that future contract renewals will result in higher programming costs, particularly for sports programming. In addition, as multi-system cable operators and direct broadcast satellite operators, with whom we compete, merge, their negotiating leverage and control of programming could make it more difficult to obtain programming or competitive programming rates and access to new program networks owned by merged companies.

High-Speed Data: RCN’s high-speed data (Internet) service, utilizing the Company’s broadband network, is capable of delivering much greater bandwidth to the customer than traditional dial-up services. RCN high-speed data customers receive an always on connection, with the following standard features: four e-mail addresses, web-mail and 10 megabytes of web space.

RCN’s traditional high-speed data service lets the customer experience the vast resources of the Internet at speeds up to 1.5 million bits per second (“Mbps”). In 2002, RCN launched MegaModem cable modem services, providing Internet speeds of up to 3.2 Mbps, in four markets. The access speed of MegaModem cable modem service was enhanced to 5 Mbps in 2003 and availability was expanded to all residential markets the Company serves with its broadband network.

The content of RCN’s broadband portal was expanded in 2003. Virus Protection and Internet Firewall services were launched as additional pay-per-use products through an agreement with McAffee. These services join a music-on-demand service through an agreement with Listen.com and a parental control service through an agreement with Net Nanny. The portal, which began operation in November 2002, enables high-speed data customers to access customizable broadband content.

Dial-up Internet: Customers can also connect to the Internet through RCN’s 56K dial-up service. Dial-up customers have the advantage of connecting to the Internet through a network of points-of-presence routers that are connected to the Company’s broadband network. In addition to reliable Internet access, customers receive two mailboxes, web-mail and 10MB web space. In certain markets, RCN’s dial-up service allows customers to receive an incoming call while remaining connected to the Internet. Dial-up service can also be bundled with any of RCN’s on-net cable, phone and Internet offerings.

Commercial Services: The Company provides switch-based resale long-distance services and local telephone services to customers on its broadband network. High-speed data services, T1, OC3, DS3, dial-up Internet access and web-hosting as well as other services are also provided to certain commercial accounts.

Joint Ventures

RCN-BecoCom

Prior to December 24, 2003, RCN was one of the two members of RCN-BecoCom. NSTAR, pursuant to an agreement with RCN, converted its ownership interest in RCN-BecoCom into shares of the Company’s Common stock. On December 24, 2003 NSTAR notified the Company that it voluntarily and unconditionally waived, surrendered and discharged any and all ownership interest in both RCN-BecoCom and in the shares of the Company’s Common stock held by NSTAR. On December 23, 2003, Thomas J. May, Chairman, President and Chief Executive of NSTAR resigned from the Company’s Board of Directors. Prior to NSTAR surrendering of its interest, it held a total of 11,597,193 shares, or 10.33%, of the Company’s Common stock. NSTAR’s profit and loss sharing ratio in RCN-BecoCom was reduced to zero in 2002 upon the completion of the third exchange. However, NSTAR retained its investment percentage and the right to invest in future capital calls by RCN-BecoCom as if it owned a 29.76% interest. The investment percentage was also subject to decrease to the extent NSTAR failed to meet future capital calls or NSTAR disposed of any such RCN Common stock. In connection with the exchange, NSTAR on behalf of itself and controlled affiliates, agreed to “standstill” restrictions for the period of one year from June 19, 2002, including refraining from further acquisitions of the Company’s Common stock beyond 10.75% in aggregate of the total number of voting shares and refraining from activities designed to solicit proxies or otherwise influence shareholders or management of RCN.

RCN-BecoCom and NSTAR entered into a Construction and Indefeasible Right to Use (“IRU”) Agreement dated as of June 17, 1997 and amended June 19, 2002. Under the agreement, NSTAR provides construction and construction management services to RCN-BecoCom and access to and use of portions of NSTAR’s broadband network, rights of way and certain equipment sites in the Boston metropolitan area. The cost of such services provided to RCN-BecoCom by NSTAR are believed to be equivalent to those that would be obtained from third party contractors. NSTAR’s contractual relationship with the Company under the IRU Agreement remains in effect.

Despite NSTAR’s surrendering its ownership interest in the Company’s Common stock, the shares of RCN Common stock previously held by NSTAR are treated as issued and outstanding as of December 31, 2003, since NSTAR has not specifically assigned them to the Company.

The financial results of RCN-BecoCom are consolidated in the Company’s financial statements, and since June 19, 2002 the Company’s profit and loss sharing ratio in the joint venture has been 100%. NSTAR’s portion of the operating losses in RCN-Becocom prior to June 19, 2002 are reported in the line item, minority interest in the loss of consolidated entities. NSTAR’S share of losses in RCN-Becocom was $36,650 for the twelve months ended December 31, 2002. RCN continues to own and operate RCN-Becocom as a wholly owned subsidiary.

Starpower

RCN and PEPCO are each 50% owners of Starpower, which constructs and operates a broadband network and telecommunications business in the Washington, D.C. metropolitan area, including parts of Virginia and Maryland. Through other subsidiaries, PEPCO is engaged in regulated utility operations and in diversified competitive energy and telecommunications businesses. The Starpower joint venture is accounted for in the financial statements under the equity method of accounting and the Company’s pro-rata portion of Starpower’s operating results is included in the equity loss of unconsolidated entities line.

On January 24, 2004, PEPCO announced its intention to sell its fifty (50%) percent interest in Starpower as part of its ongoing efforts to redirect its focus on energy related investments. While the Company will attempt to ensure the continued operation of Starpower without adverse impact to customers or the overall financial results of the joint venture, it can provide no assurances that a suitable buyer, willing to continue to operate the joint venture on a comparable level, will be identified. In 1997, Starpower and PEPCO entered into an agreement for the lease of certain portions of PEPCO’s fiber system and under which PEPCO provides construction and construction management services to Starpower. The costs of such services provided by RCN and PEPCO to Starpower are believed to be equivalent to those that would be obtained from third party contractors. Starpower’s agreement with PEPCO remains in effect.

Other Investments

In January 1995, the Company purchased a 40% equity interest in Megacable, S.A. de. C.V., the largest cable television provider in Mexico, from Mazon Corporativo, S.A. de. C.V. (“Mazon”). In July 1999, RCN’s ownership interest in Megacable increased to approximately 48.93%. Megacable operates cable systems in Mexico, principally on the Pacific and Gulf coasts and including Guadalajara, the second largest city in Mexico; Hermosillo, the largest city in the state of Sonora; and Veracruz, the largest city in the state of Veracruz. At December 31, 2003, their systems passed approximately 1,965,000 homes and served approximately 540,000 video subscribers and 133,000 high-speed Internet subscribers.

Separately, RCN presently holds a 48.93% interest in Megacable Comunicaciones de Mexico S.A. (“MCM”). MCM, which was spun off from Megacable in November 2001, has a license from the Mexican government to operate a broadband network in Mexico City, Monterrey and Guadalajara. MCM has activated its network in Mexico City and is providing local voice and high-speed data service in that city, principally to commercial customers.

The Company does not have management control over Megacable’s or MCM’s operations and presently does not receive cash dividends from these entities.

In 1999, the Company acquired a 47.5% stake in JuniorNet for approximately $47,000 in cash. Concurrent with that transaction, JuniorNet purchased the Company’s Lancit Media subsidiary for approximately $25,000 in cash. In 2000, the Company wrote down approximately $24,400, which represented the Company’s full investment in JuniorNet. During 2001, the Company made secured loans to JuniorNet. Subsequently, the assets of JuniorNet were foreclosed upon by the secured creditor group, which included RCN. The secured creditor group sold the assets and intellectual property relating to the on-line business of JuniorNet to J2 Interactive, LLC (“J2”) for cash proceeds and 30.6% of J2’s initial equity. The Company owns 23.5% of the equity in J2. Additionally, in the foreclosure, RCN received 100% of the assets of JuniorNet’s subsidiary Lancit. Those assets were used to start RCN’s wholly-owned subsidiary, RCN Entertainment. RCN Entertainment produces children’s/family programming.

Agreements with Significant Shareholders

Vulcan made a $1,650,000 investment in RCN on February 28, 2000, in the form of 1,650,000 shares of mandatory convertible cumulative preferred stock (the “Series B Preferred stock”). The Series B Preferred stock is to be converted into Common stock or Class B Common stock, at the holder’s election, no later than seven years after it was issued, and the Company has the option of redeeming it at any time after August 28, 2003. Class B Common stock is identical in all respects to the Company’s outstanding Common stock, except that the Class B Common stock has no voting rights. The Series B Preferred stock has a liquidation preference of $1,000 per share, is convertible at a price of $61.75 per share and has a dividend rate of 7% per annum. All dividends are paid in additional shares of Series B Preferred stock. At December 31, 2003, Vulcan was paid cumulative dividends in the amount of approximately $503,744 in the form of additional shares of Series B Preferred stock. On December 31, 2003, Vulcan notified the Company that it was electing to convert 705,507 shares of Series B Preferred Stock into 11,424,810 shares of Class B Common stock and simultaneously selling such common shares, along with an additional 247,009 shares of the Series B Preferred stock. At December 31, 2003 the number of shares that would be issued upon conversion of the remaining Series B Preferred stock was 23,452,403. Under the terms of the agreement between Vulcan and the Company, Vulcan may designate for election up to two directors to the Company’s Board of Directors. Although no Vulcan designee currently serves on the Board, Edward Harris served on the board from February 28, 2000 to March 28, 2003 and William Savoy, from February 28, 2000 to October 7, 2003. Vulcan is limited to a 15% vote, in most cases. Certain other important terms of the Series B Preferred stock can be found in the Certificate of Designations relating to such Series B Preferred stock, previously filed as Exhibit 4.15 and incorporated herein by reference. Pursuant to a stock purchase and voting agreement, Vulcan has certain additional rights and obligations, including relating to preemptive rights to purchase additional shares of common equity, registration rights, restrictions on transfer of shares, limitations on acquiring additional shares, voting arrangements, and other matters. Upon a change of control prior to the Series B Preferred stock being converted or redeemed or transferred, the Company is required to offer to repurchase 50% of the Preferred stock equal to: (a) if prior to July 1, 2003, 110% of the value of such Preferred stock (plus accrued and unpaid dividends); and (b) if on or after July 1, 2003, the Liquidation Preference (plus accrued and unpaid dividends). RCN is not required to make any change of control payment until it has repurchased all debt securities required to be repurchased upon such change of control under the Company’s credit and financing agreements.

In addition to its investment in the Series B Preferred Stock, Vulcan also held 3,407,100 shares of the Company’s Common Stock as of December 31, 2003. That Common stock was subject to certain restrictions on sale under Vulcan’s agreement with the Company. On March 1, 2004, at Vulcan’s request, the restricted legend on that Common stock was removed.

On September 30, 1997, C-TEC Corporation (“C-TEC”), the predecessor to Commonwealth Telephone Enterprises, Inc (“CTE”), spun-off to its shareholders the stock of RCN and Cable Systems of Michigan, Inc. In connection with the restructuring and as a result of the conversion of certain shares of C-TEC held by Level 3, Level 3 owns 21.79% of the outstanding shares of RCN’s Common stock as of December 31, 2003. The Company provided CTE with certain legal and tax services during 2002, for $100 per month. On or about July 18, 2002, the Company entered into a four-year Master Computer Services Agreement with (i)Structure, LLC, a Delaware limited liability company that is wholly owned by Level 3. Pursuant to this outsourcing agreement, (i)Structure performs data center operations, monitoring, administration and management services for the Company’s open and main-frame systems in (i)Structure data centers in Tempe, Arizona and Omaha, Nebraska. The Company paid (i)Structure $2,151 in 2003 for contracted services. The Company may, from time-to-time, incur additional non-recurring costs for equipment purchases and configuration services. In the third year of the agreement, the Company has the right to terminate it with a one-time cancellation payment of approximately $1,500, which decreases monthly to approximately $60 at the beginning of the final month of the term. In addition, in 2003 the Company paid Level 3 approximately $1,240 for network construction and approximately $3,161 for circuit costs.

On June 28, 2001, Red Basin, LLC, an entity formed by Walter Scott, Jr. together with certain family members and trusts, purchased $50,000 worth of Common stock and warrants of RCN. Under the terms of the private placement, Red Basin purchased approximately 7,661,000 shares of Common stock and warrants to acquire approximately 3,831,000 shares of Common stock, for $50,000. The purchase price of the common stock and accompanying warrants is approximately $6.53 per share of common stock, which was based on the average of the closing prices of RCN Common stock for the 5 trading days ending on Friday, May 25, 2001. The warrants have a term of 4 1/2 years and an exercise price equal to $12.928 per share. The private placement is subject to certain conditions, including the purchase of $50,000 in debt securities and other customary conditions. The Company used the proceeds to complete a tender offer of certain Senior Notes in July 2001. Mr. Scott is Vice-Chairman of the board of directors of RCN and is Chairman of Level 3, one of RCN’s largest shareholders. Pursuant to a stock purchase agreement, Red Basin has certain other rights and obligations, including preemptive rights to purchase additional shares of common equity, registration rights, restrictions on transfer of shares, limitations on acquiring additional shares, and other matters.

On April 7, 1999, Hicks Muse Fund IV (“HMF IV”) purchased 250,000 shares of Series A Preferred stock, par value $1 per share, (the “Series A Preferred Stock”) for gross proceeds of $250,000. The Series A Preferred stock is convertible into Common stock at any time and is subject to a mandatory redemption on March 31, 2014 at $1.00 per share, plus accrued and unpaid dividends, but may be called by the Company after four years. The Series A Preferred stock is cumulative and has an annual dividend rate of 7% payable quarterly in cash or additional shares of Series A Preferred stock and has a conversion price of $38.71 per share. At December 31, 2003, the Company had paid cumulative dividends in the amount of approximately $97,213 in the form of additional shares of Series A Preferred Stock. At December 31, 2003, the number of common shares that would be issued upon conversion of the Series A Preferred Stock was 8,969,844. In connection with the investment, HMF IV has the right to designate one member for election to the Company’s Board of Directors. HMF IV has designated Peter Brodsky to the Company’s Board of Directors.

History

Prior to September 30, 1997, RCN operated as a wholly-owned subsidiary of C-TEC, the predecessor to CTE. On September 30, 1997, RCN was spun off to C-TEC shareholders in a transaction in which each holder of record of C-TEC Common equity received one share of RCN Common stock for every one share of C-TEC owned.

COMPETITION

RCN competes with a wide range of service providers in each market, including ILECs, incumbent cable providers, CLECs, Direct Broadcast Satellite (“DBS”), IXCs and other dial-up service providers. These companies represent RCN’s primary competition in the delivery of “last mile” connections for voice, video and Internet services.

RCN’s principal competitors are larger, better-financed incumbent local telephone carriers and cable companies with better access to capital resources. These incumbents have numerous advantages, which result from their historically monopolistic control of their respective markets, economies of scale and scope, and control of limited conduit and pole space, ownership of content and well-established customer and vendor relationships. In order to successfully compete, RCN must provide competitively priced bundled services, excellent technical performance and quality customer care.

Advances in communications technology and changes in the regulatory and legislative environment are constantly occurring. RCN cannot predict the effect that ongoing or future developments might have on the phone, cable television and Internet industries, or RCN’s operations/financial condition.

Phone

The Company competes with the ILECs for the provision of local telephone services, as well as alternative service providers including CLECs. Cable operators are also entering the local exchange market in some locations. Other sources of competitive local and long distance telephone services include: commercial mobile radio service providers, including cellular carriers (such as Verizon Wireless Services), personal communication service carriers (such as Sprint PCS), and enhanced specialized mobile radio service providers (such as NexTel).

Landline local phone service continues to be the most widely used medium for voice services. However, wireless technology provides growing competition to landlines and long distance usage via landlines.

Long distance competition continues to come from traditional IXC’s like AT&T and MCI, newer entrants like Verizon, wireless companies like Verizon Wireless and Cingular, and new bundlers using UNE-P or Voice over Internet Protocol (VOIP), such as IDT and Vonage.

The Company expects to continue to face significant competition in all markets from the ILECs for both local and long distance service. The ILECs include Verizon in the northeast corridor, and SBC in California and Chicago (both of which currently dominate their respective local telephone markets).

RCN anticipates the entry of more cable companies into the voice service marketplace within 6 to 12 months, further adding to the competitive nature of the market. Similarly, the traditional ILECs are adding video solutions to their phone packages.

Cable Television

The Company’s cable television service competes primarily with incumbent multiple system franchised cable operators (“MSOs”) in all markets.

All video services providers face competition from a variety of methods of receiving and distributing television signals, and from alternative sources of news, information and entertainment, including newspapers, radio, movie theatres and live theatre, sports, and music. Competitive programming sources include over-the-air television digital and analog broadcast programming, DBS, interactive online computer services, and home video products. Home video products include videotape cassette recorders, DVD players, and streaming PC applications.

RCN faces additional competition from private satellite master antenna television systems that serve condominiums, apartment and office complexes and private residential developments. Congress and the FCC have adopted policies providing a more favorable operating environment for new and existing technologies that compete, or may compete, with various video distribution systems.

The Company’s video programming services will continue to face growing competition from current and new DBS service providers and multi-channel digital program distributors utilizing unused digital bandwidth allocated to local broadcast stations. Additionally, while Multi-Channel Multi-Point Distribution Service license holders, who use wireless, low-power microwave frequencies to transmit video programming over-the-air to subscribers, are scaling back their deployments, those remaining in the market continue to focus on the technology mainly as a platform for delivery of high-speed Internet service.

In addition, certain local telephone companies provide, or have announced plans to provide, video services within and outside of their telephone service areas through a variety of methods, including cable networks, satellite program distribution, and wireless transmission facilities.

Direct costs associated with providing a robust line-up of programming content are escalating at rates far surpassing the cost of living. Cable network rate cards are based on volume, leaving smaller cable operators with significantly higher costs than the top 3 MSOs. Two of the main drivers are the high cost of sports programming passed along to cable operators and the leverage of Retransmission Consent, granted by the Communications Act of 1992, permitting content providers cross-owned by broadcast communications giants to force additional network carriage.

Internet

The Internet access market is highly competitive and increasingly price-sensitive. Competition in this market has intensified, specifically among cable operators and ILECs who continue to make significant progress penetrating this market.

Current competitors include local, regional and national Internet Service Providers (“ISPs”); national and international telecommunications companies, cable operators, and ILECs.

With the recent consolidation among ISPs, competition is becoming concentrated to the larger national and regional providers of Internet access. While the Company does not expect significant new entrants into the Internet access market in the near future, new technologies are being introduced which will provide customers other choices for Internet access. Many competitors have broader brand recognition and spend significantly more marketing dollars for customer acquisition. RCN competes directly or indirectly with:

•	established online services, such as America Online, the Microsoft Network and Earthlink;

•	small local ISPs;

•	Internet services (including high-speed digital subscriber line services) offered by national and international telecommunications companies such as AT&T and MCI;

•	Internet access (including high-speed digital subscriber line service) offered by RBOCs such as Verizon and SBC-Yahoo!;

•	high-speed services offered by incumbent cable providers, such as Comcast, Time Warner’s Roadrunner and other regional cable providers offering high-speed Internet access over a cable modem;

•	fixed wireless Internet access services offered by telecommunications providers such as WorldCom and smaller local ISPs using technologies such as WIFI; and

•	mobile wireless Internet access services offered by cellular providers such as AT&T Wireless.

Competition could intensify with the availability of wireless ISPs, both in the licensed and unlicensed spectrums. Diversified competitors may bundle other services and products with Internet connectivity services, potentially placing the Company at a competitive disadvantage.

Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment, are constantly occurring. In addition, a continuing trend toward business combinations, such as the acquisition of AT&T Broadband by Comcast, and alliances in the telecommunications industry, may also create significant new competitors.

REGULATION

Overview The Company’s telephone and video programming transmission services are subject to federal, state and local government regulation.

Regulation of Telephone Services

Federal Regulation The use of the Company’s networks for interstate and international telephone services, including the local component of any interstate or international call, is regulated by the Federal Communications Commission, or “FCC,” under the Communications Act of 1934. RCN provides domestic interstate telephone services nationwide, and has been authorized by the FCC to offer worldwide international services. Under recent FCC decisions, the rates, terms, and conditions of these services are no longer regulated, although the Company remains subject to the FCC’s jurisdiction over complaints regarding these services. RCN must also comply with various FCC rules regarding disclosure of billing rates, content and format of invoices, payment of various regulatory fees and contributions, and the like.

In addition, the Telecommunications Act of 1996, or “1996 Act,” gives the Company important rights to connect with the networks of the incumbent local telephone companies in the areas where it operates (primarily Verizon and SBC). This law introduced widespread changes in the regulation of the communications industry, including the local telephone, long distance telephone, data services, and video programming services. It was intended to eliminate many of the pre-existing legal barriers to competition in these businesses, promote competition and decrease regulation of these segments of the industry. The 1996 Act also has allowed the RBOCs, once they satisfied a 14-point “checklist” of competitive requirements, to enter the long distance market within their own local service regions. The law delegates regulatory administrative authority to implement the 1996 Act to the FCC and state boards.

The 1996 Act, among other things, requires ILECs to provide nondiscriminatory access and interconnection to potential competitors, such as cable operators, wireless telecommunications providers and long distance companies. These obligations include the following:

•	Interconnection - Requires the ILECs to permit their competitors to interconnect with ILEC facilities at any technically feasible point in the ILEC’s network.

•	Reciprocal Compensation - Requires all ILECs and CLECs to complete calls originated by competing local exchange carriers under reciprocal arrangements at prices set by the FCC, state public service commissions or negotiated prices.

•	Access to Unbundled Network Elements - Requires ILECs to provide nondiscriminatory access to unbundled network elements (“UNEs”) including network facilities, equipment, features, functions and capabilities, at any technical feasible point within their networks, on nondiscriminatory terms, at prices based on the ILEC’s forward looking costs, which may include a reasonable profit.

•	Collocation of Equipment - Allows CLECs to install and maintain their own network equipment in ILEC central offices.

•	Resale - Requires the ILEC to establish wholesale “discounted” rates for services it provides to end-users at retail rates.

•	Number Portability - Requires all ILECs and CLECs to permit users of telecommunications services to retain existing telephone numbers without impairment of quality, reliability or convenience when switching from one telecommunications provider to another.

•	Dialing Parity - Requires the ILECs and CLECs to establish dialing parity so that all customers must dial the same number of digits to place the same type of call.

•	Access to Rights-of-Way - Requires all ILECs to permit competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

Regulations promulgated by the FCC under the 1996 Act require ILECs to negotiate with other carriers in good faith when any of the above arrangements are requested. If the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request binding arbitration of the disputed issues by the state regulatory commission.

The FCC has revised these regulations several times since 1996, and many of the FCC’s decisions under the 1996 Act have been subject to court appeals. Effective October 2, 2003, the FCC adopted significant changes to its rules requiring ILECs to offer unbundled access to network elements to competing carriers like RCN. Because RCN built its own networks rather than relying on the ILECs’ facilities, these changes may affect the Company less than they do some of its competitors. The new rules did, however, increase RCN’s cost for accessing certain databases used in providing local telephone service (such as the calling party name database used to provide Caller ID with Name service on calls received from the ILECs). Depending on how the new rules are interpreted by the FCC and State regulatory agencies, the Company may incur increased costs for some of the facilities used to exchange local telephone calls with the ILECs. The FCC rules are the subject of a current court proceeding, which could result in further changes in the Company’s access to network elements. The FCC has also given notice of a proposed rulemaking that may change the way prices for interconnection and network elements are determined. While the timing or outcome of this rulemaking cannot be predicted, changes in the FCC’s pricing rules could lead to material changes in the cost to interconnect with ILECs. In addition, other regulatory and court decisions could affect the Company’s ability to interconnect with ILECs or the terms of such interconnection.

The Company has interconnection agreements with Verizon, SBC, and other ILECs serving the markets where it provides telephone service. These agreements are usually effective for terms of two or three years. As a general matter, these agreements provide for service to continue without interruption while a new agreement is negotiated. Most of the agreements also provide for amendments in the event of changes in the law, such as the regulatory and court decisions described above. RCN cannot provide assurance that it will be able to obtain or enforce future interconnection agreements, or obtain renewal of existing agreements, on acceptable terms.

State Regulation State regulatory commissions have jurisdiction over intrastate communications (i.e., those that originate and terminate in the same state). Intrastate telephone services are regulated by the public service commissions or comparable agencies of the various states in which the Company provides these services. The Company’s subsidiaries or affiliates have received authority to offer intrastate telephone services, including local exchange service, in all states where it provides telephone service. RCN also has authority to provide in-state long distance services in all states except Alaska and Hawaii. To date, none of the applications for state authorizations has been rejected.

In addition, under the Telecommunications Act of 1996, state commissions have authority to arbitrate the terms of interconnection between the Company and the ILECs, and to determine the rates the ILECs may charge for interconnection and access to network elements. The state commissions must apply FCC rules in making these decisions.

Local Regulation Municipalities may regulate limited aspects of RCN’s voice business by, for example, imposing various zoning requirements. In some instances, they require telecommunications licenses, franchise agreements and/or installation permits for access to local streets and rights-of-way. In New York City, for example, RCN obtained a telephone franchise in order to provide voice services using the Company’s broadband network facilities located in the streets of New York City.

Reciprocal Compensation The interconnection agreements with ILECs entitle RCN to collect reciprocal compensation payments from them for local telephone calls that terminate on its facilities. The Company makes similar payments for outbound local calls delivered to the ILECs. Some ILECs have disputed whether their obligation to pay reciprocal compensation (to RCN and other competitive carriers under similar agreements) encompasses local telephone calls placed by their customers to Internet service providers served by RCN.

On April 27, 2001, the FCC adopted new rules governing compensation for dial-up Internet traffic. Under these rules, the maximum rate that RCN can collect for termination of this class of traffic was reduced in a series of steps to its current level of $.0007 per minute, which will remain in effect until further action by the FCC. The rules also limit the total number of minutes on which the Company can collect this compensation each year, using a formula based on the number of minutes that were entitled to compensation in the first three months of 2001. The rate caps imposed by the FCC rules are, in most states, considerably lower than the rates that RCN was collecting under existing interconnection agreements. In May 2002, the United States Court of Appeals for the District of Columbia Circuit remanded the FCC’s April 2001 decision for lack of an adequate legal justification for the rules adopted, but did not vacate those rules. The FCC has not yet taken any action in response to the Court’s remand, so the April 2001 rules remain in effect.

Prior to 2003, one ILEC disputed their obligations to pay reciprocal compensation for local calls placed by the incumbent carrier’s customers to Internet service providers served by competing carriers. This ILEC claimed that this traffic was interstate in nature and therefore should be exempt from compensation arrangements applicable to local, intrastate calls. The Company contended that the interconnection agreements provided no exception for local calls to Internet service providers and reciprocal compensation is therefore applicable. During November 2003, the Company entered into a settlement agreement with this ILEC to resolve issues related to reciprocal compensation.

Regulation of Video Services

Open Video Systems At various times between February 1997 and December 2002, the Company’s subsidiaries and affiliates were certified by the FCC to operate OVS networks in Northern New Jersey, Cook County, Illinois, and other key metropolitan markets, such as New York City, Boston, Washington, D.C., Philadelphia, Los Angeles, and San Francisco, among others. Initiation of OVS services is subject to completion of an open enrollment period that permits unaffiliated video programmers to seek capacity on the systems. Negotiation of certain agreements with local governments is also a prerequisite to initiating service. The initial open enrollment period for Boston, Northern New Jersey, New York City, San Francisco, Washington, D.C., and Philadelphia was completed. The open enrollment period was never initiated for the remaining markets, as the Company did not elect to operate as an OVS in those jurisdictions. In 2002, the Company obtained new OVS certifications for Boston and San Francisco and, in 2003, completed a new open enrollment period for Boston. In Boston, the Company has entered into an OVS agreement with the City and terminated its cable franchise. It is in ongoing negotiations with San Francisco to do the same conversion there and, if the Company is permitted to enter into an OVS agreement with the City and terminate its cable franchise, will initiate an open enrollment period for San Francisco at that time.

OVS networks are subject to a certain degree of local regulation for use of local streets and rights-of-way, but not to the same extent as traditional cable systems. The terms and conditions of OVS agreements vary from jurisdiction to jurisdiction. Generally, they contain provisions governing gross receipts fees, term, public, educational and governmental channel requirements, and other standard right-of-way management requirements. Gross receipt fees for OVS operators, such as the Company, are required to match the gross receipts fees paid by the incumbent cable operator. These fees are limited by the Communications Act to a maximum of 5 percent of gross revenues derived from the provision of cable services.

The Company is required to make up to two-thirds of the system’s channel capacity available to Video Programming Providers (“VPPs”) in areas where it offers video programming services as an OVS operator. The FCC’s rules permit RCN to retain up to one-third of the system capacity for its own (or its affiliate’s) use. OVS regulations require that during the initial open enrollment period, RCN must offer at least two-thirds of its capacity to unaffiliated parties, if demand for such capacity exists during the open enrollment period. Where the Company has conducted open enrollment periods for operational OVS systems, the required data has been provided to various potential VPPs, but to date none have requested carriage on RCN’s systems.

In a decision released in January 1999, the U.S. Court of Appeals for the Fifth Circuit approved some portions of the FCC’s OVS rules but struck down other portions. Although a number of the Court’s rulings were favorable to OVS operators, others have had a potential adverse impact on RCN’s OVS operations and planning. The Court’s most significant decision was to strike down the FCC’s rule terminating the right of a local authority to require a franchise of OVS operators. In many instances, RCN, at the insistence of local authorities, has negotiated a cable television franchise agreement in lieu of an OVS agreement. In other instances the Company has agreed to provisions in OVS agreements, which to some extent erode the differences between the two modes of operation. In Boston, where the Company has sought to terminate its cable franchise and operate as an OVS instead, the Company has been required to assume virtually the same obligations in its OVS agreement as were imposed in the cable franchise, with the exception of commitments as to the scope and timing of its network construction. Similarly, in the event that its cable franchise in San Francisco or any other jurisdiction is subsequently converted to an OVS agreement, the Company anticipates that it will be required to assume many of the obligations contained in the cable franchise.

The FCC’s rules require OVS operators to make channel capacity on their facilities available to unaffiliated VPPs on a non-discriminatory basis, with certain exceptions. One such exception is that a competing in-region cable operator is not entitled to become a VPP on an OVS except in certain limited circumstances. Notwithstanding this limitation, incumbent cable operators in the Company’s Boston, New York and Washington, D.C. area markets have sought proprietary OVS system information to analyze the possibility of becoming a VPP on RCN’s network. Such requests were submitted by Time Warner Cable Co., which then operated franchised cable systems in many suburban Boston communities included within RCN’s Boston-area OVS certification, and operates the franchised cable system in a portion of New York City within the Company’s OVS service area, and Media General Cable, which then operated cable systems in a portion of Starpower’s Washington, D.C. OVS service area. All requests were denied based on the Company’s belief that the cable companies are ineligible under the FCC’s rules. Time Warner and Media General Cable subsequently filed separate complaints with the FCC against RCN seeking the imposition of fines or canceling of RCN’s OVS authority. Media General Cable’s systems were subsequently transferred to a new operator, and Media General Cable has voluntarily withdrawn its complaints.

In the Time Warner proceedings, one aspect of which is still pending, the FCC adopted a standard under which eligibility to obtain the information sought by the cable companies is based on whether the in-region cable competitor is franchised within the “technically integrated service area” of the OVS certificate holder. RCN submitted information to the FCC regarding its Boston and New York OVS systems to enable the Commission to make a determination as to whether Time Warner is eligible to receive confidential information under this new standard. RCN requested confidential treatment of such information. The FCC has not yet ruled on that request. Subsequently, in February 2000, after the sale of its Boston area cable operations to MediaOne, Time Warner renewed its request for Boston area OVS data from RCN alleging that it was no longer an in-region cable competitor. The Company again declined to provide such data based upon Time Warner’s affiliations and possible contractual arrangements with MediaOne. Time Warner filed another petition with the FCC renewing its earlier allegations that RCN was not adhering to certain OVS rules and was not operating a truly “open” OVS system. Time Warner sought an order compelling RCN to provide the OVS data to Time Warner, and for the imposition of forfeitures on RCN for allegedly failing to comply with Commission orders. The Company opposed the petition and the FCC has not yet acted on it. Neither Time Warner nor MediaOne requested information from the Company during the 2003 open enrollment period for the Boston OVS.

The Company believes that it is operating in strict conformity with all applicable provisions of the law and will continue to defend OVS rollouts against what it believes are anti-competitive requests for data or carriage by competing in-region cable operators. RCN believes that Time Warner’s request for data regarding the Boston system in connection with the Company’s initial OVS open enrollment period has been rendered moot by the subsequent open enrollment period, in which Time Warner did not renew its claim. However, there is no assurance that the FCC will resolve the pending Time Warner request for OVS data in favor of RCN, or that other incumbents will not file similar requests in other markets during any subsequent open enrollment periods. If the FCC were to grant such a request, and require the Company to share such system data with local competitors, such an action could have a material adverse affect on the Company and its business plan.

Wireless Video Services The Company provides wireless video services primarily in New York City, using a 18GHz microwave system. While this system is being phased out, the Company cannot be assured that it will be able to obtain or retain all necessary authorizations needed to construct broadband network facilities, to convert wireless video subscribers to an broadband network or to offer wireless video services under its own FCC licenses.

Cable Television Systems RCN’s cable television systems, including those systems where it has entered a cable television franchise with the local government in lieu of an OVS agreement and those areas where it operates cable network cable systems, are subject to regulation under the 1992 Cable Act. The 1992 Cable Act regulates rates for cable services in communities that are not subject to “effective competition,” certain programming requirements, and broadcast signal carriage requirements that allow local commercial television broadcast stations to require a cable system to carry the station. Local commercial television broadcast stations may elect once every three years to require a cable system to carry the station (“must-carry”), subject to certain exceptions, or to withhold consent and negotiate the terms of carriage (“retransmission consent”). A cable system generally is required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether under the must carry or retransmission consent requirements of the 1992 Cable Act. The Communications Act also permits franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. Cable systems with 36 or more channels must designate a portion of their channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator. Local non-commercial television stations are also given mandatory carriage rights.

The FCC has issued rules establishing standards for digital television (“DTV”). The FCC’s rules require television stations to simulcast their existing television signals and DTV signals for a period of years prior to the expected cutover to full digital broadcasting in 2006. During this simulcast period, it is unclear whether must-carry rules will apply to DTV signals. The FCC has undertaken a rulemaking proceeding seeking comment on the carriage of broadcast DTV signals by cable and OVS operators during the transitional period to full digital broadcasting. The FCC’s proceeding addresses the need for the digital systems to be compatible and changes to the mandatory carriage rules, and explores the impact carriage of DTV signals may have on other FCC rules. The cable industry has generally opposed many of the FCC’s proposals, on the grounds that they constitute excessively burdensome obligations on the industry. Several of the largest MSOs, however, have agreed to limited carriage of digital signals during the transition process.

Because a cable communications system uses local streets and rights-of-way, such cable systems are generally also subject to state and local regulation, typically imposed through the franchising process. The terms and conditions of state or local government franchises vary materially from jurisdiction to jurisdiction. Generally, they contain provisions governing cable service rates, franchise fees, franchise term, system construction and maintenance obligations, customer service standards, franchise renewal, sale or transfer of the franchise, territory of the franchisee, use and occupancy of public streets, and types of cable services provided. Local franchising authorities may award one or more franchises within their jurisdictions and prohibit non-grandfathered cable systems from operating without a franchise. The Cable Act also provides that, in granting or renewing franchises, local authorities may establish requirements for cable-related facilities and equipment, but not for video programming or information services other than in broad categories. The Cable Act limits franchise fees to 5% of gross revenues derived from the provision of cable services and permits the cable operator to seek modification of its franchise requirements through the franchise authority or by judicial action if changed circumstances warrant.

The Company, like most if not all other cable providers, currently does not pay a 5% franchise fee on its cable modem Internet access services on the basis that the FCC has determined that such Internet services are not “cable services” as defined in the Communications Act. The Company’s position has been challenged by the City of Chicago, which has brought suit against the Company, as well as AT&T Broadband (now Comcast), the incumbent cable operator in the Company’s franchise service area, and the other franchised cable television operator in the City of Chicago (together the “Defendants”). The Defendants removed the action to federal court and succeeded in obtaining dismissal of the action on the ground that cable modem service, as a matter of law, is not a “cable television service” within the scope of the Franchise Agreements and therefore cannot be subject to the Agreements’ franchise fee provision, which by its express terms is to be interpreted and applied in accordance with the federal Communications Act. The City of Chicago has appealed both the removal to federal District Court and the District Court’s dismissal of its case to the U.S. Seventh Circuit Court of Appeals. The Company will continue to vigorously defend its position in this action but can provide no assurances that the Defendants will prevail on appeal. If the City of Chicago prevails on appeal, it would mean that the City’s complaint would be remanded for further proceedings, to either the U.S. District Court for the Northern District of Illinois or the

Circuit Court for Cook County, Illinois. In the event the City were ultimately to prevail on its complaint, the Company would need to pay the 5% franchise fee on its cable modem revenues and therefore to pass through the additional fees to its cable modem Internet service customers. However, because any adverse result will affect all of the Company’s cable competitors in the Chicago market, such a ruling would likely not have a disproportional effect on the Company’s ability to compete in the Chicago market. The Company also notes that this question is one of nationwide significance to local franchising authorities and cable television franchisees, and is the subject of litigation between other local franchising authorities and cable providers in other jurisdictions. Consequently, the ultimate result of all of these actions, including the action brought by the City of Chicago, will likely determine whether the Company’s cable modem Internet service fees are required to be included as cable service revenues for purposes of franchise fee payments.

RCN’s ability to provide franchised cable television services depends largely on its ability to obtain and renew franchise agreements from local government authorities on generally acceptable terms. The Company cannot be assured that such agreements will be reached in every instance, and the failure to do so in a particular local jurisdiction could have a material effect on its ability to enter or continue to operate in that local area. In the City of Philadelphia, significant delays were experienced in securing authorization from the city to provide cable or OVS service on commercially reasonable terms. As a result, RCN withdrew from negotiations with the city and has no present plans to build out its system in Philadelphia. The Company continues to operate in certain of the Philadelphia suburbs.

RCN has numerous franchise agreements relating to systems where it has entered into cable franchises in lieu of OVS agreements. The Company also has franchise agreements relating to cable network system in Pennsylvania. All of the cable franchises typically contain many conditions, such as time limitations on commencement and completion of construction, conditions of service, including the number of channels, the provision of free service to schools and certain other public institutions, liquidated damages and the maintenance of insurance and indemnity bonds. These franchises provide for the payment of fees to the issuing authorities and generally range from 3% to 5% of gross revenues.

In light of current economic conditions in the communications industry and limitations on the Company’s ability to raise capital, it is likely that the Company will continue to substantially decrease the amount it is spending on capital expenditures. The Company decreased year over year capital expenditures in 2001, 2002 and 2003, and expects 2004 spending to be below 2003 levels. As result, it is probable that the Company will not be able to meet all of the construction and system build-out requirements contained in some of the cable franchises arrangements it has entered into with certain local governments in lieu of OVS agreements. In certain communities in the Boston area, South Florida, the Pacific Northwest, the Chicago area, Northern New Jersey, Arlington, Virginia, and Eastern Pennsylvania, the Company has agreed with the franchising authorities either to terminate the franchise without penalty or prejudice to entering a new franchise in the future, or to postpone indefinitely any build-out obligations. In Boston, the Company has entered into an OVS agreement with the City and terminated its franchise. The Company is seeking to do the same in San Francisco. It has recently completed an amendment of its cable franchise in Arlington, Virginia to eliminate any network build-out obligations. In other cases, the Company is attempting to negotiate with franchising authorities to extend or modify the terms of the applicable franchise to avoid any breaches and related penalties, terminate the applicable franchise without penalty or prejudice to entering a new franchise in the future, to convert the franchise to an OVS agreement in order to relax build-out obligations, or to postpone indefinitely any build-out obligations under the franchise. Although in many cases the local government and franchising authorities have indicated that they are willing to work with the Company to reach agreements as to such amendments or modifications, the Company can make no assurances that it will be able to reach a satisfactory resolution of these issues, or that the municipalities involved will not seek to invoke the liquidated damages and other penalties to which they may claim to be entitled pursuant to the franchise agreements. Several jurisdictions are seeking damages or other remedies for the Company’s current or expected future non-compliance with construction and system build-out requirements, as detailed in the legal proceedings section of this document. If one or more franchising authorities with which the Company has agreements were to prevail in such efforts, the Company could be subject to aggregate penalties in an amount that would have a material adverse effect on its operations. The Company has recorded a liability for obligations to certain franchising authorities where it has determined it will not be able to meet build-out and other requirements contained in the agreements.

For a discussion of specific pending legal proceedings involving regulatory matters, see Item 3, Legal Proceedings, below.

Right-of-Way Access As in the case of traditional franchised cable systems, OVS operators must have access to public rights-of-way for a substantial portion, if not all, of their distribution plant. In a number of jurisdictions local authorities have attempted to impose rights-of-way fees on RCN over and above the gross revenues fees paid pursuant to the Company’s cable franchises or OVS agreements or which are not imposed on the incumbent local telephone companies, which it believes are in violation of federal law. A number of FCC and judicial decisions have addressed the issues posed by the imposition of rights-of-way fees on competitive LECs and on video distributors. To date the state of the law is uncertain and may remain so for some time. In New York City, the Company and other competitive telecommunications carriers have entered into agreements that provide for the payment of a percentage of their gross telecommunications revenues to the City of New York. Similar fees are not paid by Verizon, which is the incumbent local telephone company in the City. This has had a negative impact on the Company’s ability to provide local telephone service in competition with Verizon. If the Company were required to pay local rights-of-way fees that are excessive or discriminatory in other cities, this could have similar adverse effects on its local telephone business activities in those markets.

Pole and Conduit Attachments Under the Pole Attachment Act, the FCC is required to regulate the rates, terms and conditions imposed by utilities, ILECs and CLECs for cable systems’ and telecommunications providers’ use of utility pole and conduit space unless state authorities can demonstrate that they adequately regulate pole attachment rates, terms and conditions. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. RCN is subject in some instances to pole attachment practices and fees which it believes are in violation of applicable federal law. The Company has attempted to resolve certain of these matters informally. In some cases, utility companies have increased pole attachment fees for cable systems that have installed fiber-optic cables and that are using these cables for the distribution of non-video services. The 1996 amendments to the Pole Attachment Act modified the prior pole attachment provisions by establishing a new formula for setting rates for attachment of telecommunications wiring, and requires that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way, owned or controlled by the utility if the facility is carrying cable or telecommunications wires already. The FCC adopted regulations to govern the charges for pole attachments used by companies providing telecommunications services, including cable operators. These regulations became effective on February 8, 2001 and any increase in attachment rates for telecommunications companies resulting from the FCC’s new regulations is being phased-in in equal annual increments over a period of five years beginning on the effective date of the new FCC regulations. A number of pole-owning utilities challenged the new rules, raising constitutional and other issues. The FCC strongly asserted its jurisdiction to regulate pole attachment fees, including those charged to companies providing broadband services. The United States Supreme Court and Court of Appeals for the District of Columbia Circuit both issued rulings in 2002 upholding aspects of the FCC’s pole attachment rules favorable to the Company. In a ruling of particular importance to the Company, the Supreme Court held that broadband service providers who co-mingled video, telecommunications, and Internet services over their networks are entitled to the protections of the Pole Attachment Act. This ruling ensures that RCN will have the benefit of the FCC’s rate formula for pole attachments.

In the Philadelphia suburbs, RCN encountered delays and high costs in gaining access to poles owned by PECO, an electric utility that owns the majority of the poles in the suburban Philadelphia communities in which RCN is currently operating its network. PECO sought to impose significantly increased pole attachment licensing fees on RCN and engaged in a number of practices concerning the preparation of the poles (“make ready”), which RCN believed were contrary to the law. After trying to resolve these issues informally with PECO, RCN filed a formal pole attachment complaint against PECO and certain of its affiliates at the FCC. In December 2002, the FCC Enforcement Bureau granted RCN’s complaint with respect to PECO’s pole attachment fees, and ordered PECO to reduce its fees and reimburse RCN the excessive fees paid from the date of the complaint going forward. PECO subsequently appealed the ruling. The FCC held pending RCN’s complaint regarding PECO’s make ready practices. In October 2003, RCN settled the make ready complaint with PECO on terms favorable to the Company. In January 2004, PECO and RCN reached a settlement that resulted in dismissal of PECO’s appeal of the FCC decision with respect to past pole attachment fees, and which resulted in PECO’s rates for such attachments remaining significantly reduced from the initial amounts charged.

Program Access. The 1992 Act, the 1996 Act and FCC regulations preclude any cable operator or satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors. In certain circumstances, these programmers are required to sell their programming to other multi-channel video distributors. The provisions limit the ability of program suppliers affiliated with cable companies or with common carriers providing satellite delivered video programming directly to their subscribers to offer exclusive programming arrangements to their affiliates. The FCC’s Cable Service Bureau, however, has ruled that, except in limited circumstances, these statutory and regulatory limitations do not apply to programming which is distributed other than by satellite. Although the Company typically has been able to negotiate viable agreements to carry such programming, absent a change in the law pertaining to programming which is distributed other than by satellite, RCN will not have guaranteed access to certain non-satellite delivered programming, which could impact its ability to compete effectively in those markets.

Certain important provisions of the Cable Act of 1992 that restrict exclusivity in the distribution of certain video programming were scheduled to lapse in 2002 but were extended by the FCC for an additional five years. The extension of these rules ensures that RCN will continue to have access to important satellite delivered programming until at least 2007.

Other Regulatory Issues

The terms of RCN’s existing franchises presently vary up to the year 2015. To date, all cable franchises that have reached their expiration date have been renewed or extended, generally at or before their stated expirations and on acceptable terms. Due to reduced capital spending and curtailed expansion of new homes within existing markets, the Company can make no assurances that franchise agreements will be renewed at expiration with comparable terms and performance conditions. Furthermore, the Company cannot assure that it will be in compliance with those franchises at the time of renewal or that it will be able to renew these or other franchises on acceptable terms.

Cable television systems, where effective competition has not been demonstrated to exist, are subject to rate regulation of the basic service tier. None of the municipalities in which the Company holds a cable franchise have attempted to impose rate regulation on the Company. As required by the 1996 Act, rates were deregulated for all cable programming services except limited basic service on March 31, 1999. In the event that a municipality in which the Company holds a cable franchise were to attempt to impose rate regulation, it would be necessary for the Company to demonstrate that effective competition exists in its franchise area. RCN believes that effective competition can be demonstrated as to the Company with respect to all of the Company’s cable franchises, since in each case there is an existing incumbent cable operator serving the area.

In addition to the FCC regulations previously discussed, there are other FCC cable regulations covering areas such as:

•	equal employment opportunity;

•	syndicated program exclusivity;

•	network program non-duplication;

•	registration of cable systems;

•	maintenance of various records and public inspection files;

•	microwave frequency usage;

•	lockbox availability;

•	sponsorship identification;

•	antenna structure notification;

•	tower marking and lighting;

•	carriage of local sports broadcast programming;

•	application of rules governing political broadcasts;

•	limitations on advertising contained in non-broadcast children’s programming;

•	consumer protection and customer service;

•	ownership and access to cable home wiring and home run wiring in multiple dwelling units;

•	indecent programming;

•	programmer access to cable systems;

•	programming agreements;

•	technical standards; and

•	consumer electronics equipment compatibility and closed captioning.

The FCC has the authority to enforce its regulations by imposing substantial fines, issuing cease and desist orders and/or imposing other administrative sanctions, such as revoking FCC licenses needed to operate certain transmission facilities often used in connection with cable operations.

RCN has had difficulty gaining access to the video distribution wiring in certain multiple dwelling units (“MDUs”) in the City of Boston. In some buildings the management will not permit RCN to install its own distribution wiring and the incumbent cable company has not been willing to permit use of the existing wiring on some equitable basis when RCN attempts to initiate service to an individual unit previously served by the incumbent. Similar problems have been encountered in New York City and Washington, D.C., where RCN provides service as an OVS operator and it is unsettled whether the Company has the protection of the mandatory access laws that entitle franchised cable television operators to gain entry to MDU buildings. The Company sought a ruling from the FCC that existing FCC inside wiring rules required incumbent Cablevision to cooperate and make such wiring available to RCN in Boston. By Order released on January 29, 2003, the FCC granted the request, ruling that where cable wiring is located behind sheet rock walls or ceilings, the designated point at which RCN is allowed to access the wires must be demarcated at a physically accessible location that does not require disturbing the sheet rock. The order applies to all markets, not just Boston. In the same order, the FCC also clarified and upheld other aspects of its existing rules providing for access to cable inside wiring. The order also clarified that the FCC’s rules apply to both OVS operators and franchised cable television providers. Upon appeal of the order by the National Cable & Telecommunications Association, the U.S. Circuit Court for the District of Columbia held that the FCC did not adequately support its earlier ruling on the specific point of inaccessibility of wiring behind sheet rock. The matter has been remanded back to the FCC for further consideration consistent with the judgment. RCN will participate in any new rulemaking process that the FCC may undertake in this matter.

The Company is also at times precluded from serving an MDU, because the owner has entered into an exclusive agreement with another provider. In some instances, these exclusive agreements are perpetual. The FCC, in its January 29, 2003 order, declined to ban such exclusive and perpetual contracts for the provision of video service in MDUs.

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

Numerous jurisdictions have imposed or attempted to impose so-called “open access” requirements in connection with the grant or transfer of a cable franchise and others may do so. As used in this context, “open access” refers to the requirement that a broadband operator permit unaffiliated entities to provide Internet services over the cable television operator’s broadband facilities. While the Company believes that its business interests may be served by such open access, it opposes further regulations or government intervention in regard to such matters.

The FCC has determined that cable modem Internet access services are not “cable services” as defined in the Communications Act. Based on this determination, the Company, like most if not all other cable providers, currently does not pay a franchise fee on such services. The appropriate classification of cable modem service, and the right of municipalities to impose franchise fees on such service, is the subject of litigation in several jurisdictions, including in the case between the Company and the City of Chicago described in Item 3, Legal Proceedings, below. The FCC is addressing the scope of the FCC’s jurisdiction to regulate cable modem service, the role of state and local franchising authorities with respect to such service, and the question of “open access,” discussed above, in a pending Notice of Proposed Rulemaking. The outcome of that rulemaking could have a material affect on the Company’s business, but the affect is not expected to be adverse insofar as the Company’s similarly situated competitors also would be subject to any new rules applicable to the Company.

Responding to pressure principally from direct broadcast satellite (“DBS”) companies, Congress passed the Satellite Home Viewer Improvement Act in late fall of 1999. The principal purpose of this legislation, known as “SHVIA” was to amend the copyright law to permit the DBS companies to carry more local broadcast programming in their programming packages (so-called “local-into-local”). At the same time the legislation directed the FCC to develop new regulations concerning retransmission consent and mandatory access. The retransmission consent provision of SHVIA covers all multiple video program distributors (“MVPDs”) as well as DBS providers. The Commission has adopted retransmission consent rules as required by SHVIA. These new regulations establish an obligation on the part of broadcasters to bargain in good faith and define good faith by reference to certain prohibited bargaining tactics or positions. The regulations also bar exclusive retransmission agreements but do permit broadcasters to enter into varying terms with MVPDs carrying their signal based on normal competitive criteria. To the extent that RCN will need to negotiate such retransmission consent agreements in the future, these regulations should help to strengthen its negotiating position.

Data Services The data services business, including Internet access, is largely unregulated at this time apart from federal, state and local laws and regulations applicable to businesses in general. Some federal, state, local and foreign governmental organizations are considering a number of legislative and regulatory proposals with respect to Internet user privacy, infringement, pricing, quality of products and services and intellectual property ownership. It is uncertain how existing laws will be applied to the Internet in areas such as property ownership, copyright, trademark, trade secret, obscenity and defamation. Additionally, some jurisdictions have sought to impose taxes and other burdens on providers of data services, and to regulate content provided via the Internet and other information services. The Company expects that proposals of this nature will continue to be debated in Congress and state legislatures in the future. Additionally, the FCC is now considering a proposal to impose obligations on some or all providers of Internet access services to contribute to the cost of federal universal service programs, which could increase the cost of Internet access. The adoption of new laws or the modification of existing laws to the Internet may decrease the growth in the use of the Internet, which could in turn have a material adverse effect on RCN’s Internet business.

The Company has provided a summary of present and proposed federal, state, and local regulations and legislation affecting the telephone, video programming and data service industries. Other existing federal regulations, copyright licensing, and, in many jurisdictions, state and local franchise requirements, are currently the subject of judicial proceedings, legislative hearings and administrative proposals that could change, in varying degrees, the operations of communications companies. The ultimate outcome of these proceedings, and the related impact of the 1996 Act or any final regulations adopted there under on the Company’s businesses, cannot be determined at this time.

RISK FACTORS

The risks and uncertainties described below are those that the Company believes are material and, if they occurred, would have an adverse impact on RCN’s financial condition and operating results. These risk and uncertainties can be summarized into three main areas: the Company’s present financial condition, operational issues inherent in the telecommunication industry and managing through the restructuring process. Actual results could differ materially from anticipated results in any forward-looking statements in the Report if the Company fails to do any of the following:

Present Financial Condition

•	Access restricted cash as it continues negotiations to restructure its balance sheet — Available cash, temporary cash investments and short-term investments in 2003 decreased to $18,395 at December 31, 2003. In addition, at December 31, 2003 approximately $199,000 of cash was restricted under the terms of the Company’s Senior Secured Credit Facility with JPMorgan Chase Bank. Because the Company’s cash, cash equivalents and short-term investments cash at December 31, 2003 and projected 2004 cash flows from operations are not sufficient to meet its anticipated cash needs for working capital, capital expenditures and other activities for the next twelve months, there is substantial doubt about the Company’s ability to continue as a going-concern.

In connection with its financial restructuring negotiations, the Company did not make an approximately $10,300 interest payment due January 15, 2004 on its 10 1/8% Senior Notes due 2010 (the “10 1/8% Senior Notes”) within the 30-day grace period provided under the indenture governing the 10 1/8% Senior Notes. The Company also did not make an approximately $14,200 interest payment due February 15, 2004 on its 9.8% Senior Discount Notes Due 2008 (the “9.8% Senior Notes”) within the 30-day grace period provided under the indenture governing the 9.8% Senior Notes.

On February 14, 2004, the Company announced that it, the Senior Secured Lenders and members of the Noteholders’ Committee entered into forbearance agreements under which the Senior Secured Lenders and members of the Noteholders’ Committee agreed not to declare any Events of Default, which they would be entitled but not required to do, under the Company’s senior credit facilities or Senior Notes, respectively, as a result of the Company not making the interest payment on the 10 1/8% Senior Notes prior to the end of the applicable grace period. The initial forbearance agreements were set to expire on March 1, 2004. On March 1, 2004, the Company announced that the Senior Secured Lenders and members of the Noteholders’ Committee had agreed to extend the forbearance agreements to March 15, 2004, and on March 15, 2004, the Company announced that the forbearance agreements had been further extended to April 1, 2004 and expanded to cover the interest payment default on the 9.8% Senior Notes and other defaults.

The Company’s objective is to reach agreement on a consensual financial restructuring plan during the current forbearance period. If financial restructuring negotiations were to proceed beyond that period or were to end, however, additional forbearance, waiver and/or amendment agreements would be needed to support the Company’s continuing operations. In addition, in the absence of an agreement on a consensual financial restructuring upon expiration of the forbearance agreements, the Senior Secured Lenders and members of the Noteholders’ Committee who hold 10 1/8% Senior Notes and 9.8% Senior Notes would be entitled, but not required, to declare the Company’s senior credit facilities and the outstanding 10 1/8% Senior Notes and 9.8% Senior Notes, respectively, immediately due and payable.

Any acceleration of amounts due under the Company’s senior credit facilities or the 10 1/8% Senior Notes or the 9.8% Senior Notes would, due to cross default provisions in the Company’s indentures governing its other senior notes, entitle, but not require, the holders of other senior notes to declare the Company’s other senior notes immediately due and payable if they so choose. Holders of 10 1/8% Senior Notes or the 9.8% Senior Notes that are not members of the Noteholders’ Committee are not subject to the terms of the forbearance agreements. If acceleration of the Company’s senior credit facilities and 10 1/8% Senior Notes or the 9.8% Senior Notes were to occur, RCN would not, based on current and expected liquidity, have sufficient cash to pay the amounts that would be payable.

Although the Company is actively pursuing discussions towards a final agreement on a consensual financial restructuring, there can be no assurance that such an agreement will ultimately be reached, that the Company will be able to obtain further extensions of its forbearance agreements with the Senior Secured Lenders and members of the Noteholders’ Committee, or that holders of 10 1/8% Senior Notes or the 9.8% Senior Notes that are not members of the Noteholders’ Committee will not declare an Event of Default under the 10 1/8% Senior Notes or the 9.8% Senior Notes (which would terminate the forbearance agreement with Lenders), or seek other remedies available under applicable law or the terms of the 10 1/8% Senior Notes or the 9.8% Senior Notes, prior to such time. The Company will continue to apply substantial effort and resources to reaching a formal agreement on a consensual financial restructuring while also continuing to evaluate the best alternatives for the Company under current circumstances and as discussions and events unfold. Accordingly, the value of RCN Common stock is highly speculative. We urge that appropriate caution be exercised with respect to existing and future investments in any of the Company’s debt obligations and/or its Common stock.

•	Effectively manage operations while it negotiates with lenders – While the Company is activity engaged in negotiations with its Senior Secured Lenders, the Noteholders’ Committee and others, it is taking appropriate steps to supplement the executive management team with experts with experience in managing restructuring. Despite these efforts, no assurance can be provided that the uncertainty in the current environment will not have a long-term, material adverse impact on the Company’s relationships with customers and vendors and its ability to retain key personnel.

Operational Issues

•	Effectively compete and manage changes within the industry– As outlined above (see ITEM 1. Business — Competition section), the Company faces significant competition from larger, better-financed telephone carriers, cable companies and Internet service providers. Virtually all markets for voice, video and data services are extremely competitive and the Company believes this competition will only intensify in the future. To effectively compete with incumbent providers, the Company needs to offer competitive products and provide superior customer service.

Advances in technology and changes in the regulations (see ITEM 1. Business – Regulation section) directly impact the Company’s ability to effectively compete. New technologies could render existing platforms and products obsolete, or significantly reduce the pricing of products and services. To effectively compete, the Company needs to continue to upgrade its network and services, as appropriate, which may not be possible with the reduced capital spending levels that are planned.

The Company’s ability to provide telephone and video programming transmission services was made possible by changes in government regulations, which have been subsequently challenged and may be subject to change in the future. These regulations have a direct impact on the Company’s costs of operating its network, and therefore the profitability of its services. The Company is also subject to other regulations at the federal, state and local levels, all of which may change in the future. The costs of complying with these regulations, delays or failures to receive required regulatory authorizations, changes in existing regulations or the enactment of new regulatory requirements, may have a material adverse effect on the Company’s ability to obtain or retain authorizations necessary to continue providing telephone and video services. The Company can offer no assurances that it will be able to retain or obtain all of the authorizations necessary to operate the business, nor can it predict if additional regulations will be adopted that materially adversely impact operating results.

•	Obtain and maintain appropriate regulatory approvals – The Company has recorded a liability for obligations to certain franchising authorities where it has determined it will not be able to meet build-out and other requirements contained in the agreements. The Company is negotiating with franchise authorities to modify the terms of the agreements to avoid breaches and minimize related penalties. The Company can make no assurances that it will be able to reach a satisfactory resolution of these matters. Further, due to reduced capital spending and curtailed expansion of new homes within existing markets, the Company can make no assurances that franchise agreements will be renewed at expiration with comparable terms and performance conditions.

•	Retain and Attract qualified management and other personnel – The Company depends on the efforts, abilities and expertise of its executive officers, other senior managers and technically skilled employees. The Company implemented a key employee retention program on February 10, 2004. Given the recent events, including an impending restructuring and a history of operating losses and staff reductions, the Company’s ability to retain and attract highly qualified personnel may be adversely impacted, which in turn could have a material adverse effect the Company’s competitive position.

•	Maintain strategic alliances to provide services in key markets – The Company has relied on strategic alliances and relationships to enter into the market for telecommunication services.

NSTAR – On December 24, 2003, NSTAR announced that it was abandoning its participation and interest in the venture between NSTAR and the Company in the greater Boston area, and in the RCN Common stock, which it owned. While the IRU Agreement remains in effect for NSTAR’s construction services, right-of-way access and use of certain portions of NSTAR’s broadband network, the Company cannot be assured that the level of operational cooperation experienced in the past will remain in effect.

PEPCO – In January 2004, PEPCO announced plans to sell its 50% interest in Starpower. While the Company will attempt to ensure the continued operation of Starpower without adverse impact to customers or overall financial results of the joint venture, it can provide no assurances that a suitable buyer, willing to continue to operate the joint venture on a comparable level, will be identified. Additionally, the Company can provide no assurances that it will continue to receive the same level of cooperation from PEPCO concerning network construction and maintenance once PEPCO disposes of its interest.

•	Maintain key vendors – The Company relies on select vendors for sourcing equipment and services that are vital in the operation of its network and serving its customers. The Company is managing the relationships with all vendors to ensure continued source of supply during restructuring. However, the Company can provide no assurances that it will continue to enjoy the same terms and conditions with critical vendors due to the current uncertainty, which could have a material adverse affect on the cost of operations future periods.

•	Manage programming services – The Company’s cable television service is dependent on its ability to secure programming desired by its customers at reasonable rates. The Company can provide no assurances that it will have access, or be able to secure rights, to programming services that meet customer demand on commercially acceptable terms. The Company is dependent on third parties, including competitors, for the development and delivery of programming services. The cost for programming services are determined through negotiations and based primarily on size, where the largest cable operators pay the lowest license fees. To manage this pricing disadvantage, RCN is a member of the NCTC, which secures programming on behalf of its member cable operators at a cost to each member lower than the cost the member could independently obtain. Despite the agreement with NCTC, programming license fees overall continue to increase annually.

Retransmission consent, cross-ownership of cable and broadcast networks, and MSO ownership of cable networks are other factors that hamper the Company’s ability to control programming costs. The Cable Act of 1992 gave broadcasters the right to grant permission to cable operators for carrying their local broadcast stations in exchange for value. This has resulted in broadcast cross-owned cable networks demanding what programs the Company must carry, inhibiting its ability to choose content based on appeal to the customer base. Additionally, many networks are owned by competing cable MSO’s, like Time Warner and Comcast. Although program access rules require these content owners to offer satellite delivered networks to multi-channel video providers, RCN is not able, in some cases, to provide its customers with added value services like the network’s programming in high definition or on demand replays. The Company can not assure that it will continue to have availability of sufficient programming and added value features, delivered on a timely basis at competitive prices.

•	Conflicts Of Interest With Other Companies – As of December 31, 2003, Level 3 and Vulcan beneficially owned approximately 21.79% and 16.13%, respectively, of the Company’s common stock. Level 3 beneficially owns RCN common stock by virtue of its indirect ownership of 100% of the capital stock of Level 3 Telecom Holdings, Inc. (“LTH”). As of February 28, 2004, Level 3 Delaware Holdings, Inc. (“LDH”) owned 26,640,970 shares of RCN common stock. LDH is a wholly-owned subsidiary of LTH. Walter Scott, Jr., Richard R. Jaros, David C. McCourt, James Q. Crowe and Michael B. Yanney are executive officers or directors of RCN and Level 3. Messrs. McCourt, Scott and Crowe also serve on the Company’s executive committee, and Mr. Yanney serves on the compensation committee.

As a result of the September 30, 1997 spin-off of RCN shares to holders of common equity of C-TEC, the predecessor to CTE, relationships exist that may lead to conflicts of interest. In addition, David McCourt is a director and executive officer of CTE. James Q. Crowe, Richard R. Jaros, Eugene Roth, Walter Scott, Jr. are directors of both CTE and the Company. The Company manages potential conflicts of interest on a case-by-case basis taking into consideration relevant factors including the requirements of the United States Securities and Exchange Commission, NASDAQ and prevailing corporate practices.

Since February 1999, the Company has had construction and cross-country capacity (that enable RCN customers to connect to major Internet connection points in the United States) agreements with Level 3. Although these agreements are designed to reflect similar arrangements entered into by parties negotiating arm’s length, the Company cannot provide assurance that it would not be able to obtain better terms from an unrelated party.

As of December 31, 2003, Vulcan owns of record 3,407,100 shares of RCN Common stock and is deemed beneficially to own 22,859,499 shares of RCN Common stock by virtue of its ownership of record of 1,201,228 shares of RCN Preferred stock, which is convertible into an aggregate of 19,452,399 shares of RCN Common stock. Paul G. Allen is the sole stockholder of the common stock of Vulcan and may be deemed to be the beneficial owner of RCN Common stock that is beneficially owned by Vulcan.

•	Network failures and disruptions – The Company maintains independent networks for each market, which limits any failure or disruption to a market as opposed to across all of the Company’s operating units. Many of the agreements with commercial customers, franchise agreements to provide cable television and certificates to provide phone service contain performance provisions that include rebates or credits for service interruptions. While the Company considers the likelihood low, prolonged or repeated service interruptions could adversely affect the Company’s operating results and ability to attract and retain customers.

Restructuring Process

•	Reach agreement on a consensual restructuring – The Company anticipates that its financial restructuring will be implemented through a Chapter 11 filing for RCN Corporation, the holding company, and does not intend that its material subsidiaries be included, although there is no assurance this will occur. Although the Company believes that a consensual financial restructuring pursuant to a Chapter 11 reorganization would achieve the most successful financial outcome for the Company and its constituents, there can be no assurance that the Company will be able to consummate a consensual restructuring. RCN’s objective is to reach agreement on a consensual financial restructuring plan during the current forbearance period. If financial restructuring negotiations were to proceed beyond that period or were to end, however, additional forbearance, waiver and/or amendments would be needed to support RCN’s continuing operations. There can be no assurances that RCN Corporation or its subsidiaries will not have to seek bankruptcy protection, or be the subject of an involuntary bankruptcy petition, before an agreement on an otherwise consensual restructuring may be reached. Although it is unclear at this point what recovery creditors and shareholders would receive under a Chapter 11 plan, any restructuring will likely result in a conversion of a substantial portion of the Company’s Senior Notes into equity and an extremely significant, if not complete, dilution of current equity. Accordingly, the value of RCN Common stock is highly speculative. We urge that appropriate caution be exercised with respect to existing and future investments in any of the Company’s debt obligations and/or its Common stock.

•	Ability to continue to finance operations – If the Company is not able to reach an agreement with its Senior Secured Lenders and/or the Noteholders’ Committee on a restructuring during the current forbearance period, as such may be extended, RCN Corporation and various material subsidiaries may seek protection under Chapter 11 of the Bankruptcy Code. Under such circumstances, the Company would require access to the Senior Secured Lenders’ cash collateral to continue to operate the business. Absent consent of the Senior Secured Lenders, or an order of the Bankruptcy Court authorizing use of such collateral, the Company would not have the ability to utilize such cash collateral for its business operations. Under such circumstances, the Company’s ability to continue to operate would be severely restricted unless it were able to obtain other sources of capital. Although the Company believes that in a proceeding under Chapter 11 it would have the ability to continue to utilize cash collateral for its business operations, there can be no assurance that this will be the case.

•	Managing Company operations during restructuring – The success of the Company’s financial restructuring will depend on its ability to maintain its customers, continue to receive goods and services from vendors on customary terms, maintain current level of service across all operations, and retain key personnel during its restructuring. There can be no assurances that a bankruptcy filing by or against RCN Corporation and/or its subsidiaries will not have a material adverse impact on the foregoing.

ITEM 2. Properties

Overview of the RCN Network

RCN’s broadband network is designed to support phone, cable television and Internet services via a fiber-rich network architecture. The multi-service network is presently operating in the Boston, New York City, Lehigh Valley, Pennsylvania, San Francisco, Chicago, Los Angeles and Philadelphia markets, and in Washington, D.C. as part of Starpower. The broadband network typically consists of fiber-optic transport facilities; local and long distance telephone capability; video head-ends; voice, video and data transmission and distribution equipment; and Internet routing and wide-area-network equipment and the associated network wiring and termination equipment. The Company’s telephone switching network typically utilizes the Lucent 5ESS-2000 switching platforms as the local switching element, and the network is generally designed to provide local telephony service.

The network’s common backbone signal transport medium, for both digital (phone, video and Internet) and analog (video), is normally broadband cable, either RCN-owned, or leased from other providers. Generally, the digital broadband backbone transport network utilizes a seal-healing synchronous optical network ring architecture (“SONET”) and other technologically advanced transport methods to provide high-speed, redundant connections for the delivery of voice, video and data services. Facility connections from the backbone network to individual buildings, residential and commercial services are typically provided via RCN-owned broadband facilities.

The majority of the Company’s network is built using fiber-optic cable as the predominant transport medium. Broadband systems are suitable for transmission of phone, cable television and Internet information, or a combination of these types of signals. The main benefits resulting from the deployment of fiber-optic cable versus traditional coaxial cable or copper wire are greater network capacity, increased functionality and decreased requirements for periodic amplification of the signal. These factors contribute to lower maintenance costs, and increase the capacity for and quality of the service offerings. Fiber-based networks provide a superior platform for delivering phone, cable television and high-speed, high-capacity Internet services, when compared to traditional legacy systems that rely more heavily on copper wire or coaxial cable.

RCN’s network is designed and built to provide the capacity necessary for the transport and delivery of high bandwidth data and video transmission requirements. The fiber optic cable used contains up to 864 individual strands of optical fiber. Each strand of fiber is capable of providing a large number of high-bandwidth telecommunications channels that can each be used to reliably transport a high volume of voice, video and data signals. Although the ILECs commonly use copper wire in their networks, they are currently deploying fiber cable to upgrade portions of their copper based network, particularly in areas served by RCN. The Company expects that continued developments and enhancements in communications equipment will increase the capacity of each optical fiber, thereby providing even more capacity at relatively low incremental cost.

Phone Plant & Equipment

Voice Networks

The voice network is capable of supporting both switched and non-switched (private line) services. In metropolitan areas, individual buildings are connected to the network backbone via fiber extensions that are generally terminated on high-speed transport equipment, which provides redundant and fail-safe interconnection between the building and the RCN central switch location. In limited situations where fiber extensions are not available, leasing special access facilities from MCI, ILECs or other service providers, can provide interim facility connections. As the network expands to reach more areas within a target market, subscribers served by these temporary connections are migrated to the RCN broadband network. Within large multiple dwelling unit (“MDU”) buildings in metropolitan areas, generally a voice service hub is established by installing Integrated Digital Loop Carrier (“IDLC”) equipment, which acts as the point of interface between the backbone facility and the intra-building wiring. Each IDLC is installed with a standby power system and is capable of serving up to 2,048 lines. RCN’s voice offerings include a full suite of features and services including custom calling and custom local access signaling services features. The network is built with excess capability to meet the anticipated requirements of future subscriber demand.

Generally, in new and rebuilt residential situations, RCN provides a fiber-rich architecture capable of delivering voice services to the residential or commercial subscriber. Fiber optic backbone facilities using SONET transport electronics typically provide interconnection from the RCN local telephony switch to the telephony distribution electronics. The telephony distribution electronics support up to 2,048 lines and serve as the interconnection point between the telephone switch and the local distribution fiber. Broadband facilities are utilized to transport the telephony signals to a residential service area node, a point typically within 900 feet from the furthest subscriber. The residential service node encompasses on average approximately 150 homes. The distribution facilities between the node and the subscriber are typically coaxial cable. The Company’s voice network provides primary line service with full interconnection to the local emergency 911 centers and is fully powered with reserve batteries to provide backup power in the event of a commercial power failure.

Broadband Video

The Company’s video head-ends typically consist of optical transmitters, optical receivers, satellite receivers, signal processors, modulators, encoding equipment, digital video transport equipment, network status monitoring and other ancillary equipment. From the head-end, the video signals are transported to secondary hub sites in either digital or analog signal format. Once the signal is received at the secondary hub site, the signal is conditioned, processed and interconnected to the local broadband transport facilities for distribution to the video subscribers. Typically, the video signals are distributed to individual fiber nodes or receivers via the broadband cable used to deliver the voice and data service. The local distribution fiber cable terminates in a broadband receiver within an individual building or video service area. From the fiber node, coaxial cable and related distribution equipment is used to distribute the video signals to the customer premises. The bandwidth of the video distribution is generally 50-860 MHz, which is capable of supporting between 90 and 110 analog video channels and a substantial number of digital video channels. The distribution plants are designed to be predominantly fiber-based, which increases the capacity, reliability and the quality of the services delivered as compared to traditional cable television distribution architectures.

Wireless Video

The Company also owns and operates a “wireless video” television system (which was formerly operated as Liberty Cable Television of New York and acquired by RCN in 1996) using point-to-point 18 GHz microwave technology. This system is utilized in New York City as an alternate means to deliver video programming to buildings that are not yet connected to the broadband network.

Internet Plant & Equipment

The primary Internet product is a high-speed data connection over RCN’s broadband network. RCN’s high-speed data connection offers speeds up to 5.0 Mbps to the individual cable modem user. Future developments will further increase the speed of the cable modem service. RCN also provides Internet access via dial-up modems. This product is available in all service areas as well as all metropolitan markets across the United States.

The Internet network consists of all the networking and computer equipment required to provide full and complete ISP services to both our cable modem and dialup customers. These Internet services include unlimited access to the World Wide Web, personal email addresses, access to news services, personal web pages and file transfer capability. Additionally, RCN Internet users are able to access other popular Internet-based services such as Instant Messaging, on-line electronic gaming and Chat facilities. The underlying RCN network is comprised of a state-of-the-art TCP/IP network including core, border and edge routers, servers, switches, and the necessary high-speed transport and interconnection network. The Company has also designed and deployed a long haul, high-bandwidth broadband transport facility that interconnects Boston, New York, Philadelphia and Washington, D.C. This facility is used to provide high-speed connectivity between each of RCN’s points of presence in the northeast United States.

RCN relies on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect its proprietary technology. There can be no assurance that this technology will not be misappropriated or that equivalent or superior technologies will not be developed. In addition, there can be no assurance that third parties will not assert that RCN’s services or users’ content infringe upon their proprietary rights. The Company has obtained authorization, typically in the form of a license, to distribute third-party software incorporated in the RCN access software product for Windows 3.1, Windows 95, Windows NT, Windows 2000 and Macintosh platforms. The Company plans to maintain or negotiate renewals of existing software licenses and authorizations, and may desire or need to license other applications in the future.

Real Estate

As of December 31, 2003, the Company leased approximately 160 facilities including 128 technical and 32 non-technical facilities, which encompass 929,970 and 1,285,044 square feet, respectively, to support its operations under various non-cancelable leases with terms ranging from 1 to 25 years. The Company is actively seeking to sublease or buyout the leases of 21 facilities including 5 technical and 16 non-technical facilities, which contain 34,405 and 772,449 square feet, respectively. RCN also currently owns 7 technical facilities, which encompass 143,021 square feet and is looking to sell 2 facilities, which contain 69,650 square feet.

During 2003, due to reduced growth plans, the Company terminated and subleased 18 facilities, including 10 technical and 8 non-technical, which encompass 64,840 and 235,217 square feet, respectively. In addition, 2 facilities were sold, both technical facilities, consisting of 24,915 square feet.

ITEM 3. Legal Proceedings

City of Chicago v. AT&T Broadband, et al.

The Company, like most if not all other cable providers, currently does not pay a franchise fee on its high-speed data services on the basis that the FCC has determined that such Internet services are not “cable services” as defined in the Communications Act. The Company’s position has been challenged by the City of Chicago, which has brought suit against the Company, as well as AT&T Broadband (now Comcast), the incumbent cable operator in the Company’s franchise service area, and the other franchised cable television operator in the City of Chicago (together the “Defendants”). The Defendants removed the action to federal court and succeeded in obtaining dismissal of the action on the ground that high-speed data service, as a matter of law, is not a “cable television service” within the scope of the Franchise Agreements and therefore cannot be subject to the Agreements’ franchise fee provision, which by its express terms is to be interpreted and applied in accordance with the federal Communications Act. The City of Chicago has appealed both the removal to federal District Court and the District Court’s dismissal of its case to the U.S. Seventh Circuit Court of Appeals. The Company will continue to vigorously defend its position in this action but can provide no assurances that the Defendants will prevail on appeal. If the City of Chicago prevails on appeal, it would mean that the City’s complaint would be remanded for further proceedings, to either the U.S. District Court for the Northern District of Illinois or the Circuit Court for Cook County, Illinois. In the event the City were ultimately to prevail on its complaint, the Company would need to pay the franchise fee on its high-speed data revenues and therefore to pass through the additional fees to its high-speed data service customers. However, because any adverse result will affect all of the Company’s competitors in the Chicago market, such a ruling would likely not have any material adverse effect on the Company’s ability to compete in the Chicago market. The Company also notes that this question is one of nationwide significance to local franchising authorities and cable television franchisees, and is the subject of litigation between other local franchising authorities and cable providers in other jurisdictions. Consequently, the ultimate result of all of these actions, including the action brought by the City of Chicago, will likely determine whether the Company’s high-speed data service fees are required to be included as cable service revenues for purposes of franchise fee payments.

Newtown Township, PA

Newtown Township, Pennsylvania served notice on the Company’s subsidiary, RCN Telecom Services of Philadelphia, Inc. (“RCN-Philadelphia”), alleging breach of the cable television franchise agreement between RCN-Philadelphia and the Township on the ground that RCN-Philadelphia failed to complete construction and fully activate the cable system within the time required pursuant to Section 6.1 of the agreement and also failed to complete an Institutional Network pursuant to Section 25A of the agreement. As a result of the alleged breach, the Township’s Board of Supervisors entered a judgment against RCN-Philadelphia in the amount of

$2,192, representing the Township’s alleged damages through the end of the franchise term. RCN-Philadelphia then filed a petition for review and appeal of the Township’s judgment in the Court of Common Pleas for Bucks County, Pennsylvania. On July 2, 2003, the Court of Common Pleas denied the petition for review and affirmed the judgment against RCN-Philadelphia. RCN-Philadelphia has appealed that decision to Commonwealth Court and oral argument on that appeal was held on March 3, 2004. While RCN-Philadelphia has raised numerous points on appeal, and believes that the issues raised warrant a reversal of the judgment in favor of Newtown Township, the law in this area is uncertain and the Company can make no assurances that RCN-Philadelphia will be successful in overturning the judgment. In addition to the appeal of the judgment in Newtown Township, RCN-Philadelphia has filed a proceeding in the U.S. District Court for the Eastern District of Pennsylvania, seeking a modification of the Newtown Township franchise agreement. The District Court entered summary judgment in favor of the Township on February 11, 2004. On March 3, 2004, RCN-Philadelphia filed an appeal of that decision with the U.S. Third Circuit Court of Appeals.

Newtown Borough, PA

Newtown Borough, Pennsylvania has also served notice on RCN-Philadelphia alleging breach of the cable television franchise agreement between RCN-Philadelphia and the Borough, on the ground that RCN-Philadelphia failed to complete construction and fully activate the cable system within the time required pursuant to Section 6.1 of the agreement and also failed to complete an Institutional Network pursuant to Section 25A of the agreement. As a result of the alleged breach, the Borough Council entered a judgment against RCN-Philadelphia in the amount of $2,530, representing the Borough’s alleged damages through the end of the franchise term. RCN-Philadelphia then filed a petition for review and appeal of the Borough’s judgment in the Court of Common Pleas for Bucks County, Pennsylvania. That petition is now pending. While RCN-Philadelphia has raised numerous points in that petition, and believes that the issues raised warrant a reversal of the judgment in favor of Newtown Borough, the law in this area is uncertain and RCN-Philadelphia can make no assurances that it will be successful in overturning the judgment. In addition to the petition for review of the Newtown Borough judgment, RCN-Philadelphia has filed a proceeding in the U.S. District Court for the Eastern District of Pennsylvania, seeking a modification of the Newtown Borough franchise agreement. That proceeding is currently pending. While RCN-Philadelphia has raised numerous points in that proceeding, the Company can make no assurances that RCN-Philadelphia will be successful in obtaining the relief sought.

City of Chicago, IL

In December 2003, the Company’s subsidiary, RCN Cable TV of Chicago, Inc. (“RCN – Chicago”), filed a modification petition under the provisions of Section 625 of the Communications Act of 1934, 47 U.S.C. Section 545, with the City of Chicago’s Cable Television Commission seeking modification of certain of the franchise agreements with the City of Chicago. No decision on that petition has been rendered. In the event that the modification is not granted, the Company intends to seek relief in federal court, as permitted under the federal Communications Act. Notwithstanding the filing of the modification petition, in February 2004, the Commission declared the Company in default of the obligations of the franchise agreements for failure to construct in certain areas of the City and to make certain payments to the Chicago Access Corporation. As a result of these alleged defaults, and notwithstanding federal court cases holding that a local municipality may not impose sanctions on a cable operator for alleged violations of obligations that are the subject of a modification petition, the Commission assessed multiple fines of $1 per day per alleged offense and per affected customer, some retroactive to January 7, 2004, and some continuing through the end of the franchise term in the year 2015. Although the precise calculation of the assessments is impossible to discern from the Commission’s resolutions, it has been reported that the City believes that they amount to approximately $1,000 per day in the aggregate. In connection with these claims, the City has drawn down the Company’s letters of credit and demanded payment in full on the Company’s performance bonds posted pursuant to the franchise agreements. Negotiations with the City to resolve these alleged defaults and fines are ongoing. The Company cannot provide assurances that it will reach a satisfactory resolution with the Commission or that, if it does not obtain satisfactory relief as a result of the petition to the Commission, such relief would be obtained from the federal court proceedings. To the extent that the City is ultimately successful either in asserting a right to penalties at the level imposed by the Commission or in obtaining a judgment requiring RCN-Chicago to complete construction of the remaining areas of the City, such result(s) would have a material adverse effect on RCN-Chicago.

Edward T. Joyce, as representative of former stockholders and warrant holders (including LaSalle options holders) of 21st Century Telecom Group, Inc. v. RCN Corporation and RCN Telecom Services of Illinois, Inc. Edward T. Joyce, as representative of the former stockholders and warrant holders of 21st Century Telecom Group, Inc. (“21st Century”) has sued RCN Corporation in the Delaware Court of Chancery. Mr. Joyce is a former member of the Board of Directors of 21st Century. RCN acquired the stock of 21st Century pursuant to an Agreement and Plan of Merger that closed in April 2000 (the “Merger Agreement”). Pursuant to the Merger Agreement, RCN held back 10% of its common stock consideration (the “10% Holdback”) for a period of one year to allow for any indemnity claims. The Merger Agreement stated that the 10% Holdback would be based upon RCN’s stock price at the time the

Merger Agreement was executed. The suit seeks reformation of the Merger Agreement to reflect what Plaintiffs allege was actually negotiated and agreed to: that the 10% Holdback would be based upon RCN’s stock price as of the end of the one year holdback period. Because RCN’s stock had fallen in value during this period, if Plaintiffs prevail RCN would have to distribute approximately 5 million additional shares in consideration of the Merger Agreement. RCN has filed a motion to dismiss this matter.

The Village of Northbrook, Illinois, brought legal action against the Company for breach of franchise agreement commitments, which was settled by the Company’s surrendering the franchise and paying a sum, which was not material, to the Village.

The Company or its subsidiaries are defendants in numerous personal injury, employment law and other matters in various jurisdictions, none of which individually or in the aggregate is expected to be material.

ITEM 4. Submission of Matters to a vote of Security Holders

No matters were submitted to a vote of the security holders of the Registrant during the fourth quarter of the Registrant’s 2003 fiscal year.

PART II

ITEM 5. Market for the Registrant’s Common Stock and Related Shareholder Matters

The Company’s Common Stock is traded on the NASDAQ stock exchange. There were approximately 4,419 holders of Registrant’s Common Stock on February 27, 2004. The Company maintains a no cash dividend policy. The Company does not intend to alter this policy in the foreseeable future. Other information required under Item 5 of Part II is set forth in Note 18 to the consolidated financial statements included in Part IV Item 15(a)(1) of this Form 10-K.

On March 29, 2004, the NASDAQ Stock Market (“NASDAQ”) notified the Company that because the bid price of its stock had closed below the minimum of $1.00 per share for the last 30 consecutive business days, the Company did not meet the NASDAQ SmallCap rules for continued inclusion. NASDAQ provided the Company a 180 day period, which expires on September 27, 2004, to comply with NASDAQ’s rules for continued inclusion, which require the bid price of its stock to close at $1.00 per share or more for 10 consecutive business days. The Company can provide no assurance that it will become compliant with the NASDAQ SmallCap rules for inclusion during this period.

ITEM 6. Selected Financial Data

Information required under Item 6 of Part II is set forth in Part IV Item 15(a)(1) of this Form 10-K.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

ITEM 9. Disagreements on Accounting and Financial Disclosure.

During the two years preceding December 31, 2003, there has been neither a change of accountants of the Registrant nor any disagreement on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9a Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company has performed an evaluation of disclosure controls and internal controls over financial reporting. Given the impending restructuring and associated employee turnover, significant deficiencies in internal controls in the areas of non-customer payment processing, capital labor and customer adjustments were recently identified and communicated to the Company’s Audit Committee as reportable conditions. The Company is in the process of putting in place enhanced policies and procedures to address these issues. The known and estimable financial impact of these reportable conditions has been recorded in the financial statements for the period ended December 31, 2003.

(b) Changes in Internal Controls

During the period covered by this report, the Company migrated information technology software essential to the financial reporting process. The Company notes this as a change in internal controls.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Pursuant to General Instruction G (3) of Form 10-K, the following list is included as an un-numbered Item in Part I of this Report in lieu of being included in the definitive proxy statement relating to the Registrant’s Annual Meeting of Shareholders to be filed by Registrant with the Commission pursuant to Section 14(A) of the Securities Exchange Act of 1934 (the “1934 Act”).

Board of Directors of the Registrant

Name of Director	Age		Director Since	Term Expiring In
Peter S. Brodsky	33	Partner of Hicks, Muse, Tate & Furst, Incorporated (“HMTF”), and has been with the firm since 1995. At HMTF, Mr. Brodsky has focused on the Firm’s media investments, specifically in radio, television, sports and software. Prior to joining HMTF, Mr. Brodsky was employed in the investment banking department of CS First Boston Corporation in New York. Mr. Brodsky serves as director of several of the Firm’s portfolio companies, namely Globix Corporation, Activant Solutions, Inc., Handango.com, Nextjet Solutions, Inc. and Realm Business Solutions, Inc. He received his B.A. from Yale University.	2001	2004

James Q. Crowe	54	Chief Executive Officer of Level 3 since August 1997 and was also President until February 2000. Mr. Crowe is also a Director of Commonwealth Telephone Enterprises, Inc. (“CTE”), Level 3 and Peter Kiewit Sons, Inc. (“PKS”).	1997	2006

Alfred Fasola	54	Chairman of the Charleston Clinic LLC, preventive medicine company in Charleston, SC since 2001 and Chairman of Sportevo, LLC a sports development company since 1998. Since 1997 Mr. Fasola has also been a private investor with principal ownership interests in Ice Cap Industries, a Specialty Electronics Manufacturer. From 1982 to 1985 Mr. Fasola served as the Director of the Office of Management and Budget for the State of New Jersey. Mr. Fasola served as President or Chief Executive of various public and private companies since 1987, including Purolator Courier, Herman’s Sporting Goods and Circle Express.	1997	2005

Name of Director	Age		Director Since	Term Expiring In
Richard R. Jaros	52	Private Investor since 1998; President of Level 3, formerly known as PKS, from 1996 to August 1997 and Executive Vice President of PKS from 1993 to 1997; Chief Financial Officer of PKS from 1995 to 1997. Chairman of CalEnergy Company, Inc. (“CECI”), now known as MidAmerican Energy Holdings Company, from 1993 to 1994 and President of CECI from 1992 to 1993. Mr. Jaros is also a Director of Level 3, MidAmerican Energy Holdings Company, and CTE.	1997	2005

Thomas P. O’Neill, III	58	Chief executive officer at O’Neill and Associates, LLC, a global consulting firm specializing in strategic government relations and communications services since 1991.	1997	2004

Eugene Roth	68	Senior Partner at Rosenn, Jenkins and Greenwald LLP (attorneys) since 1964, Mr. Roth is also a Director of the Northeastern Pennsylvania Regional Board of Directors of First Union National Bank, Geisinger Wyoming Valley Medical Center, and CTE.	1997	2006

Walter Scott, Jr.	72	Chairman of Level 3 since 1979 and Director since April 1964; Chairman Emeritus and was Chairman and Chief Executive Officer of PKS for over nineteen years. Mr. Scott is also a Director of CTE, Berkshire Hathaway, Inc., Burlington Resources, Inc., MidAmerican Energy Holdings Company and Valmont Industries, Inc.	1997	2006

Michael Yanney	70

Chairman of America First Companies, LLC and its predecessors since 1984 and as its Chief Executive Officer from 1984 until 2001. America First is a diversified financial services firm located in Omaha, Nebraska that manages public investment funds and has raised over $1.5 billion. From 1977 until the organization of America First, Mr. Yanney was principally engaged in the ownership and management of

commercial banks. Mr. Yanney is also a Director of Burlington Northern Santa Fe Corporation, Level 3, Forest Oil Corporation, MFA Mortgage Investments Inc., Magnum Resources, Inc., InLight Solutions, Inc. (formerly Rio Grande Medical Technologies) and Netrake.

			1997	2005

Thomas J. May, who resigned from the Board of Directors on December 23, 2003, served as the Financial Expert for the Audit Committee. The Company currently does not have a Financial Expert on the Audit Committee and is seeking to replace this position.

Executive Officers of the Registrant

David C. McCourt, 47, has been Chairman and Chief Executive Officer of the Company as well as a Director since September 1997. Mr. McCourt’s current term on the Board of Directors expires in 2006. In addition, he has been a Director of CTE since October 1993, and served as the Chairman of CTE from October 1993 until December 2003. Mr. McCourt served as a Director and Chairman and Chief Executive Officer of Cable Michigan from September 1997 to November 1998. Mr. McCourt was Chief Executive Officer of CTE from October 1993 to November 1998. Mr. McCourt is also a Director of Level 3 and Cable Satellite Public Affairs Network (“C-SPAN”). Mr. McCourt has also been President and Chief Executive Officer, and remains a Director of Level 3 Telecom Holdings, Inc. formerly Kiewit Telecom Holdings, Inc.

John S. Dubel, 45, joined RCN February 11, 2004 as President and Chief Operating Officer. Mr. Dubel, a Principal with the financial-advisory and turnaround firm AlixPartners LLC since April 2002, has over 20 years experience providing turnaround, crisis management and restructuring services. While at AlixPartners LLC, Mr. Dubel served as Chief Executive Officer of Cable & Wireless America, a leading provider of hosting and IP transport services, Chief Restructuring Officer of Acterna Corporation, a provider of communications test equipment to the telecom and cable industry and Chief Financial Officer at WorldCom, Inc., a global communications provider for the digital generation. Prior to joining AlixPartners, Mr. Dubel ran his own turnaround firm where his roles included Chief Operating Officer and CRO at CellNet Data Systems, Inc., a leading provider of data and information management services in the telemetry industry and was the fourth largest domestic wireless carrier based on subscriber endpoints.

Michael A. Adams, 46, was named Chief Strategy Officer in September 2002. He has served as Chief Network Officer from June 2002 to September 2002. Mr. Adams has also served as President, Wholesale and New Product Development Group from January 2001 to June 2002. Prior to that he served as President and Chief Operating Officer of the Company, from October 1999 to January 2001. Previously, he was President of the Technology and Network Development Group from September 1997 to October 1999. Prior to that he served as Vice President of Technology with C-TEC Corporation from November 1993 to September 1997. On March 18, 2004, Mr. Adams announced his intention to resign from the Company effective April 19, 2004.

Michael J. Angi, 52, joined the Company as Chief Network Officer in September 2002 and was promoted to Senior Vice President, Operations in November 2003, responsible for overseeing the operations of Chicago, New York and California markets. In March 2004, Mr. Angi’s role was expanded to include all of the Company’s markets. Prior to joining RCN, Mr. Angi served from September 1997 to July 2002 as COO of Utilicom.

Patrick T. Hogan, 36, was appointed Executive Vice President and Chief Financial Officer of RCN Corporation in March 2004. Mr. Hogan joined RCN in April 2003 as Senior Vice President of Finance and became the Executive Vice President, Principal Financial Officer and Treasurer in November 2003. Prior to RCN, Mr. Hogan served as Vice President of Finance at Vornado Realty Trust in New York City from February 2001 until April 2003. In addition, from February 2001 through June 2002 Mr. Hogan served as Vice President and Chief Financial Officer of Vornado Operating Company and Alexander’s Inc. From February 1998 to February 2001, Mr. Hogan was Vice President, Chief Financial Officer, Secretary and Treasurer of Correctional Properties Trust, a Maryland UPREIT he formed and led through an initial public offering.

Anthony M. Horvat, 47, joined RCN February 12, 2004 as Treasurer. Mr. Horvat, a Senior Associate with the financial-advisory and turnaround firm AlixPartners LLC since June 1999, has over 20 years experience providing turnaround, crisis management and restructuring services. While at AlixPartners LLC, Mr. Horvat has lead the international restructuring efforts of Acterna Corporation, a provider of communications test equipment to the telecom and cable industry during its Chapter 11 case, lead operating cost reduction efforts at WorldCom, Inc., a global communications provider for the digital generation and provided CFO services to the Beloit division of Harnischfeger Industries during its Chapter 11 case. Prior to joining AlixPartners, Mr. Hovat was President and Chief Operating Officer of Brammer Company LLC.

P.K. Ramani, 47, was named General Manager of the company’s New York Market in November 2003. Prior to this, Mr. Ramani was Senior Vice President - Operations Support of the company from June 2002. Mr. Ramani also served as the Senior Vice President of Customer Care from June 1999 to May 2002. Prior to joining RCN, Mr. Ramani served as Group Vice President of Customer Operations at Primestar, Inc. from 1998 to 1999 and also served as Vice President of Business Integration from 1997 to 1998.

Timothy J. Stoklosa, 43, was Executive Vice President of the Company from May 2002 until February 2004. Mr. Stoklosa served as Chief Financial Officer of the Company from January 2000 to May 2002. Previously, he was Senior Vice President and Treasurer of the Company from September 1997 to January 2000. Prior to that he served as Executive Vice President and Chief Financial Officer and was a Director of Mercom, Inc. from 1997 to 1998. Prior to that, Mr. Stoklosa was Treasurer of CTE from 1994 to 1997. Mr. Stoklosa left the Company on February 6, 2004.

Terry Wingfield Jr., 51, has been General Counsel and Secretary of RCN Corporation since November 2002. He was Senior Vice President and General Counsel of Velocita Corp. from October 2000 until November 2002. On May 30, 2002, Velocita Corp. filed for voluntary bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. He was Executive Vice President for Sales and Marketing for ICG Communications, Inc. from August 2000 to October 2000 and Executive Vice President for Corporate Development for ICG Communications, Inc. from March 2000 to August 2000. Prior to that he was Senior Vice President of Telephony Ventures for AT&T Broadband and Internet Services from June 1999 to March 2000. From August 1998 to March 2000, he was the Legal and Government Affairs Vice President for AT&T’s Local Services Division. Prior thereto, Mr. Wingfield was Vice President and General Counsel of the Teleport Communications Group from March 1996 until it was merged into AT&T in August 1999.

Tim Wyllie, 45, was Senior Vice President, Operations from November 2003 to March 2004. Prior to this, Mr. Wyllie was Senior Vice President, Business and Operations from June 2002, held the position of Senior Vice President, Commercial and Wholesale Group between November 2001 and June 2002 and was responsible for the Company’s construction activities between 1997 and 2001. Mr. Wyllie joined the former C-TEC Corporation in 1994 as a company director, where he was involved in managing several large construction projects. While at C-TEC, he played a pivotal role in developing the business plan that became the foundation for RCN, which was formed in September 1997. Mr. Wyllie left the Company on March 19, 2004.

The Company updated its Code of Conduct on March 5, 2004. The Code of Conduct is available on the Company’s web site http://www.rcn.com/investor/financialinfo/php

ITEM 11. Executive Compensation

The information required under Item 11 of Part III is set forth below.

		Annual Compensation (1)			Long-Term Compensation Awards				All Other Compensation ($)(4)
Name and Position		Salary ($)	Bonus ($) (10)	Other annual compensation ($)	Bonus ($)(11)	Restricted Stock Awards ($)(2)	Securities Underlying Options (#)(3)
David C. McCourt Chairman and Chief Executive Officer	2003 2002 2001	403,846 500,000 500,000	0 0 950,000	0 0 0	2,200,000 0 0	0 290,000 650,000	0 0 1,262,500	(5) (6)	39,951 57,420 50,627

Michael A. Adams Chief Strategy Officer	2003 2002 2001	300,000 300,000 300,000	50,000 0 250,000	0 0 0	167,500 0 0	10,385 110,000 183,000	0 0 292,500	(7)	6,992 7,382 2,867

Timothy J. Stoklosa Executive Vice President, Corporate Finance	2003 2002 2001	240,000 240,000 236,538	0 0 210,000	0 0 0	154,000 0 0	0 45,000 160,508	0 0 145,715	(8)	6,992 7,382 6,319

PK Ramani Senior Vice President, Operations Support	2003 2002 2001	225,000 223,077 214,423	50,000 0 111,500	0 0 0	151,750 0 0	3,894 28,265 120,885	0 0 40,662		6,992 7,382 6,278

Timothy Wyllie Senior Vice President, Operations	2003 2002 2001	215,000 185,672 168,269	59,800 35,690 77,404	0 0 0	124,510 0 0	3,721 59,753 109,654	0 0 104,000	(9)	17,406 6,881 5,021

(1)	Includes the amount of the deferred compensation contributed by the named Executive Officers to purchase share units pursuant to the Executive Stock Purchase Plan (“ESPP”). Such deferred compensation is matched by the Company. Matching contributions are reflected under Restricted Stock Awards. See footnote (2) below. See also, footnote (1) under “Security Ownership of Certain Beneficial Owners and Management.” All compensation amounts included in the executive compensation section are in total dollars, not thousands.
(2)	These amounts reflect the market value on the date of grant of matching share units pursuant to ESPP (including unvested units) (see ESPP discussion in May 2003 proxy). Also includes for 2001 a restricted stock award of 454,546 shares, with a market value on the date of grant of $550,000 to Mr. McCourt as a performance bonus for 2001; a restricted stock award of 25,000 shares, with a market value on the date of grant of $83,000 to Mr. Adams as a long-term incentive award; a restricted stock award of 25,000 shares, with a market value on the date of grant of $83,000, to Mr. Stoklosa as a long-term incentive award; a restricted stock award of 20,000 shares, with a market value on the date of grant of $66,400, to Mr. Ramani as a long-term incentive award; and a restricted stock award of 20,000 shares, with a market value on the date of grant of $66,400, to Mr. Wyllie as a long-term incentive award.

The aggregate holdings and the value of Share Units (including matching share units and share units in respect of deferred compensation) for the named participants in the ESPP as of December 31, 2003 are as follows: Mr. McCourt, 540,826 share units, aggregate value $367,762; Mr. Adams, 201,117 share units, aggregate value $136,760; Mr. Stoklosa, 109,975 share units, aggregate value $74,783; Mr. Ramani, 95,458 share units, aggregate value $64,911, and Mr. Wyllie, 151,660 share units, aggregate value $103,129. See also, footnote (1) under “Security Ownership of Certain Beneficial Owners and Management.”

The aggregate holdings and the value of restricted stock for Mr. McCourt as of December 31, 2003 was 306,875 shares, aggregate value of $208,675. One-third of the shares granted in 2001 vested on February 21, 2002, and an additional one-third vested on

February 21, 2003. The remaining one-third of the shares granted in 2001, were originally scheduled to vest on February 21, 2004; however, on November 3, 2003, the Company’s Compensation Committee authorized Mr. McCourt and others to defer the vesting of such shares until February 21, 2005. One-half of the shares granted in 2002 vested on April 16, 2003. The remaining one-half of the shares granted in 2002 were originally scheduled to vest on April 16, 2004, however, on November 3, 2003, the Company’s Compensation Committee authorized Mr. McCourt and others to defer the vesting of such shares until April 16, 2005.

As of December 31, 2003, Messrs. Adams, Stoklosa and Wyllie had no aggregate holdings of restricted stock. One-half of the restricted stock granted to each of Messrs. Adams, Stoklosa, and Wyllie vested on April 25, 2002, and the remaining one-half vested on April 25, 2003.

As of December 31, 2003, Mr. Ramani had no aggregate holdings of restricted stock. One-third of the restricted stock granted to Mr. Ramani as a long-term incentive award in 2000 vested on March 10, 2002, which was the second anniversary of the grant. The remaining two-thirds vested on March 10, 2003, the third anniversary of the grant. One-half of the restricted stock granted to Mr. Ramani as a long-term incentive award in 2001 vested on April 25, 2002, the first anniversary of the grant, and the remaining one-half vested on April 25, 2003.

(3)	Messrs. McCourt, Adams, Stoklosa, Ramani, and Wyllie accepted the Company’s offer to exchange certain of their outstanding stock options for options to purchase a lesser number of shares at a lower exercise price and a new vesting period. These exchanges resulted in the cancellation of outstanding options and grants on November 7, 2001 of a lesser amount of options with a new vesting period, as follows: options to purchase an aggregate of 1,262,500 shares to Mr. McCourt, options to purchase an aggregate of 292,500 shares to Mr. Adams, options to purchase an aggregate of 145,715 shares to Mr. Stoklosa, options to purchase an aggregate of 29,997 shares to Mr. Ramani, and options to purchase an aggregate of 100,000 shares to Mr. Wyllie. These options have an exercise price of $1.95 per share and a term ending on November 7, 2006. These options vest monthly over thirty-six months beginning November 24, 2001.
(4)	Includes the following amounts for the last fiscal year:

David C. McCourt: $324 - Company paid life insurance; $6,668 - 401(k) Company match; $32,959 - Company provided transportation.

Michael A. Adams: $324 - Company paid life insurance; $6,668 - 401(k) Company match.

Timothy J. Stoklosa: $324 - Company paid life insurance; $6,668 - 401(k) Company match.

PK Ramani: $324 - Company paid life insurance; $6,668 - 401(k) Company match.

Timothy Wyllie: $324 - Company paid life insurance; $6,668 - 401(k) Company match; $10,414 - Company provided temporary housing.

(5)	Does not include 500,000 Outperformance Options (“OSO’s”) granted January 31, 2003. See discussion in the Company’s 2003 Proxy Statement dated April 25, 2003 (“the 2003 Proxy”) regarding Outperformance Option Grants. Mr. McCourt voluntarily reduced his salary to $1.00 effective June 21, 2003. The Company’s Compensation Committee reinstated this base salary on its own initiative effective September 1, 2003.
(6)	Does not include 250,000 OSO’s granted April 25, 2001. Also does not include 1,000,000 OSO’s granted pursuant to the Company’s offer to exchange certain of Mr. McCourt’s outstanding OSO’s. See discussion in the 2003 Proxy regarding Outperformance Option Grants.
(7)	Does not include 75,000 OSO’s granted April 25, 2001. Also does not include 356,250 OSO’s granted pursuant to the Company’s offer to exchange certain of Mr. Adams’ outstanding OSO’s. See discussion in the 2003 Proxy regarding Outperformance Option Grants.
(8)	Does not include 75,000 OSO’s granted April 25, 2001. Also does not include 100,000 OSO’s granted pursuant to the Company’s offer to exchange certain of Mr. Stoklosa’s outstanding OSO’s. See discussion in the 2003 Proxy regarding Outperformance Option Grants.
(9)	Does not include 50,000 OSO’s granted pursuant to the Company’s offer to exchange certain of Mr. Wyllie’s outstanding OSO’s. See discussion in the 2003 Proxy regarding Outperformance Option Grants.

(10)	2003 amounts represent retention bonuses paid to named executive officers in lieu of a restricted stock grant. No performance bonuses were earned or paid in 2003. Any payments reflected in 2002 and 2001 represent earned payments for performance against established objectives for the given year. Mr. Wyllie’s 2002 bonus amount represents a discretionary management bonus.
(11)	Includes bonus payments under the Company’s 2002 short term incentive plan (“STI Plan”) and payments under the Company’s 2001 Chairman’s Performance and Retention Plan (“Chairman’s Plan”), as follows: Mr. McCourt: $200,000 – STI Plan; $2,000,000 - Chairman’s Plan. Mr. Adams: $67,500 – STI Plan; $100,000 - Chairman’s Plan. Mr. Stoklosa: $54,000 – STI Plan; $100,000 - Chairman’s Plan. Mr. Ramani: $51,750 – STI Plan; $100,000 - Chairman’s Plan. Mr. Wyllie: $24,510 – STI Plan; $100,000 - Chairman’s Plan. The STI Plan was based on the attainment of certain individual and Company objectives over the period between January 2002 and March 2003. Payment amounts represent attainment of approximately 40% of these objectives. For a discussion of the Chairman’s Plan, see the Company’s 2003 Proxy Statement dated April 25, 2003. On April 30, 2003 the Compensation Committee determined that certain Chairman’s Plan objectives related to achievement of EBITDA positive status, restructuring of the Company’s Bank Agreement, and sale of assets had been achieved and approved Chairman’s Plan awards to Messrs. Adams, Stoklosa, Ramani, and Wyllie. Although Mr. McCourt’s initial Chairman’s Plan objectives had been achieved in 2002, no payment was made at that time. The Committee established new objectives and corresponding dollar awards for Mr. McCourt that required completion prior to December 31, 2003 as a prerequisite to an award payout. The objectives related to (i) the sale of the Company’s Central New Jersey assets; (ii) restructuring of the Company’s Senior Secured Agreement; (iii) reducing the amount of the Company’s outstanding Senior Notes; (iv) raising new equity; and (v) achievement of a specific EBITDA target. On April 30, 2003, the Company’s Compensation Committee and Board of Directors determined that certain of the objectives had been achieved and authorized the corresponding dollar awards be paid to Mr. McCourt. Since remaining objectives were not achieved prior to December 31, 2003, no additional amounts were awarded to Mr. McCourt. The total amount authorized under the Chairman’s Plan is $15,070,000, of which $2,920,000 has been paid as of December 31, 2003.

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values (1)

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options At Fiscal Year End (2)		Value of Unexercised In-The-Money Options at Fiscal Year End (3)
			Exercisable ($)	Unexercisable (#)	Exercisable (#)	Unexercisable ($)
David C. McCourt	0	0	1,411,805	350,695	0	0
Michael A. Adams	0	0	211,249	81,251	0	0
PK Ramani	0	0	24,331	9,666	0	0
Timothy Wyllie	0	0	72,222	27,778	0	0
Timothy J. Stoklosa	0	0	105,238	40,477	0	0

(1)	There were no options exercised by the named executive officers during 2003.
(2)	Denominated in shares of Common Stock.
(3)	The fair market value of Common Stock at December 31, 2003 was $0.68 per share.

Aggregated OSO Grants in Last Fiscal Year and FY-End OSO Values

Name	Number of OSOs Granted (#)	% of OSO’s Granted	Exercise Price ($/Sh)	Expiration Date	Grant Date (1) Present Value ($)
David C. McCourt	500,000	100%	0.84	01/31/2013	0
Michael A. Adams	0	0	0	0	0
PK Ramani	0	0	0	0	0
Timothy Wyllie	0	0	0	0	0
Timothy J. Stoklosa	0	0	0	0	0

(1)	The fair market value of Common Stock at December 31, 2003 was $0.68 per share

Aggregated OSO Exercises in Last Fiscal Year and FY-End OSO Values (1)

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised OSOs At Fiscal Year End (2)		Value of Unexercised In-The-Money OSOs at Fiscal Year End (3)
			Exercisable (#)	Unexercisable (#)	Exercisable ($)	Unexercisable ($)
David C. McCourt	0	0	533,333	1,216,667	0	0
Michael A. Adams	0	0	154,375	201,875	0	0
PK Ramani	0	0	—	—	0	0
Timothy Wyllie	0	0	21,667	28,333	0	0
Timothy J. Stoklosa	0	0	73,333	101,667	0	0

(1)	There were no OSOs exercised by the named executive officers during 2003.
(2)	Denominated in shares of Common stock.
(3)	The fair market value of Common Stock at December 31, 2003 was $0.68 per share.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Set forth in the table below is information as of December 31, 2003 with respect to the number of shares of Common Stock beneficially owned by: (i) each person or entity known by the Company to own more than 5% of the Common Stock; (ii) each Director of the Company; (iii) each of the named Executive Officers below; and (iv) all Directors and Executive Officers as a group. To the Company’s knowledge, unless otherwise indicated, each person or entity has voting and investment power with respect to the shares set forth opposite the person’s or entity’s name.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares (%)
Michael A. Adams (1)(2)	569,538	*
Peter S. Brodsky (6)	0	*
James Q. Crowe (3) (8)	62,219	*
Alfred Fasola (3)	86,344	*
Richard R. Jaros (3) (9)	187,301	*
David C. McCourt (1) (4) (5) (8)	4,045,316	3.25%
Thomas P. O’Neill, III (3)	82,705	*
PK Ramani (1) (2)	115,579	*
Eugene Roth (10)	51,067	*
Walter Scott, Jr. (3) (8) (11) (16)	13,303,830	11.58%
Timothy J. Stoklosa (1) (9)	318,042	*
Timothy Wyllie	234,922	*
Michael B. Yanney (3) (8) (16)	74,675	*
All Directors and Executive officers as a group (15)	19,173,360	15.68%
Level 3 Delaware Holdings, Inc. (5)	26,640,970	21.79%
HM4 RCN Partners (6)	8,969,844	6.84%
Vulcan Ventures Incorporated (7)	22,859,499	16.13%
NSTAR Communications (13)	11,597,193	9.49%
Wells Fargo (14)	15,424,814	12.22%

*	Less than 1% of shares outstanding
(1)	Includes Share Units (further defined below) relating to the Common stock acquired by each such named participant in lieu of current compensation pursuant to the ESPP and the vested Share Units credited to the matching account of each such named participant, as of December 31, 2003, including matching Share Units scheduled to vest within 60 days thereafter: Mr. McCourt, 352,572 shares; Mr. Adams, 123,243 shares; Mr. Stoklosa, 57,258 shares; Mr. Ramani, 49,639 shares; and Mr. Wyllie, 77,300 shares. Under the ESPP, participants who defer current compensation are credited with “Share Units” with a value equal to the amount of the deferred pretax compensation. The value of a Share Unit is based on the value of a share of Common stock. The Company also credits each participant’s matching account under the ESPP with 100% of the number of Share Units credited based on the participant’s elective contributions. Share Units credited to participants’ elective contribution accounts are fully and immediately vested. Share Units credited to participants’ matching accounts generally vest on the last day of the quarter which is 12 consecutive calendar quarters from the date they are credited, subject to continued employment. Share Units credited to a participant’s matching account become fully vested on a change in control of the Company or on the participant’s death or disability while actively employed. If dividends are paid on Common stock, a dividend equivalent is deemed paid with respect to Share Units and credited to participants’ accounts in the form of additional Share Units. The Company has established a grantor trust to hold Common stock corresponding to the number of Share Units credited to participants’ accounts in the ESPP. Participants do not have the right to vote Share Units, provided that the Company may, but is not required to, make arrangements for participants to direct the trustee of the grantor trust as to how to vote a number of shares held by the grantor trust corresponding to the number of Share Units credited to the participants’ matching account.

(2)	Includes options to purchase 227,499 shares of Common stock exercisable within 60 days after the date of this 10-K. Includes 166,250 Outperformance Options exercisable within 60 days after the date of this 10-K, which are exercisable up to a maximum of 1,330,000 shares.
(3)	Includes options to purchase 24,000 shares of Common stock exercisable within 60 days after the date of this 10-K.
(4)	Includes options to purchase 1,481,944 shares of Common stock exercisable within 60 days after the date of this 10-K. Includes 666,667 Outperformance Options exercisable within 60 days after the date of this 10-K, which are exercisable up to a maximum of 5,333,336 shares.
(5)	Level 3 indirectly owns 100% of the capital stock of Level 3 Telecom Holdings, Inc. (“LTH”). David C. McCourt previously owned 10% of the Common Stock of LTH. In February 2002, Mr. McCourt sold these shares of LTH Common Stock to a subsidiary of Level 3. Level 3 Delaware Holdings, Inc. (“LDH”) is a wholly owned subsidiary of LTH. The address of Level 3, LTH and LDH is 1025 Eldorado Boulevard, Broomfield, Colorado 80021.
(6)	Consists of 8,969,844 shares of Common stock deemed beneficially owned by HM4 RCN Partners by virtue of its ownership of record of 347,213 shares of Series A 7% Senior Convertible Preferred stock convertible into 8,969,844 shares of Common stock, options to purchase 4,000 shares of Common Stock exercisable within 60 days after the date of this 10K, and 2,888 shares of Common Stock. HM4 RCN Partners receives quarterly dividends of Series A 7% Senior Convertible Preferred Stock. Does not include the March 31, 2004 quarterly dividend of 6,076 shares. HM4 RCN Partners is a general partnership of which the limited partners are HM4 RCN Qualified Fund, L.P., HM4 RCN Private Fund, L.P., and HM4 RCN Coinvestors, L.P., each a limited partnership of which the sole general partner is Hicks, Muse GP Partners IV, L.P., a limited partnership of which the sole general partner is Hicks, Muse Fund IV LLC, of which Thomas O. Hicks is the sole member. Accordingly, Mr. Hicks may be deemed to be the beneficial owner of all or a portion of the stock owned of record by such limited partnerships. Mr. Hicks expressly disclaims (i) the existence of any group and (ii) beneficial ownership with respect to any shares of Common stock not owned of record by him. The address of Thomas O. Hicks is 200 Crescent Court, Suite 1600, Dallas, Texas 75201-6950. Peter S. Brodsky, a partner at Hicks, Muse, Tate & Furst Incorporated, has been designated by HM4 RCN Partners to serve as a Director of the Company.
(7)	Consists of 3,407,100 shares of Common stock owned of record by Vulcan and 19,452,399 shares of Common stock deemed beneficially owned by Vulcan by virtue of its ownership of record of 1,201,228 shares (or 100%) of the 7% Series B Senior Convertible Preferred stock which are convertible into an aggregate of 19,452,399 shares of Common Stock. Vulcan earns quarterly dividends monthly in the form of shares of Preferred stock. Does not include the March 31, 2004 quarterly dividend payment of 21,021 shares. Paul G. Allen is the sole shareholder of Vulcan and may be deemed to be the beneficial owner of shares beneficially owned by Vulcan. The address of Vulcan and Paul G. Allen is 505 Union Station, 505 Fifth Avenue, South, Suite 900, Seattle, Washington 98104.
(8)	Does not include shares beneficially owned by LDH. Level 3 indirectly owns 100% of the capital stock of LTH. LDH is a wholly-owned subsidiary of LTH.
(9)	Includes options to purchase 113,333 shares of Common stock exercisable within 60 days after the date of this 10-K. Includes 76,667 Outperformance Options exercisable within 60 days after the date of this 10-K, which are exercisable up to a maximum of 613,336 shares.
(10)	Share ownership also includes Mr. Roth’s proportionate interest of shares and vested options owned by the firm of Rosenn, Jenkins & Greenwald, LLP. Mr. Roth is a senior partner of the firm.
(11)	Includes 7,661,074 shares of Common stock and warrants to purchase 3,830,537 shares of Common stock beneficially owned by Red Basin, LLC. Mr. Scott is the manager of Red Basin and he has sole power to vote or to direct the vote and sole power to dispose or to direct disposition of the shares of Common stock beneficially owned by Red Basin. The business address of Red Basin is c/o Fraser Stryker, 500 Energy Plaza, 409 South 17th Street, Omaha, Nebraska 68102, Attention: John Boyer/Thomas Flaherty. Mr. Scott’s business address is 1000 Kiewit Plaza, Omaha, Nebraska 68131. Also includes 750,000 Outperformance Options exercisable within 60 days after the date of this Proxy Statement, which are exercisable up to a maximum of 6,000,000 shares.

(12)	Includes options to purchase 25,997 shares of Common stock exercisable within 60 days after the date of this 10-K.
(13)	In June 2002, NSTAR received 7,500,000 shares of the Company’s Common Stock in exchange for its interest RCN-BecoCom. On December 23, 2003, Thomas J. May, Chairman, President and Chief Executive of NSTAR, resigned from the Company’s Board of Directors. On December 24, 2003, NSTAR notified the Company that it voluntarily and unconditionally waived, surrendered and discharged any and all ownership interest in RCN-Becocom and in the shares of the Company’s stock.
(14)	Consists of 4,000,004 shares of Common stock, plus 247,009 of Series B Preferred stock convertible to 11,424,810 shares of Common stock. Does not include the March 31, 2004 quarterly dividends of 4,324 shares. The business address for Well Fargo is P.O. Box 6070, Rosemead, CA 91770.
(15)	Non-employee Directors of the Company are entitled to receive an annual Directors’ Fee in Common Stock and the Chairman of the Company’s Audit Committee is entitled to receive an additional fee in Common stock. The Directors have relinquished their right to receive such Common stock in 2004, did not receive such Common stock and have disclaimed any and all ownership of such shares of Common stock.
(16)	As of December 31, 2003, Mr. Scott held approximately 5.0% of the face value of the Company’s Senior Notes and Mr. Yanney held less than 1.0% of the face value of the Company’s Senior Notes.

ITEM 13. Certain Relationships and Related Transactions

The Company had the following material transactions with related parties during the year. The Company believes all transactions were designed to reflect arrangements that would have been agreed upon by parties negotiating at arm’s length:

As a result of the September 30, 1997 spin-off of RCN shares to holders of common equity of C-TEC, the predecessor to CTE, relationships exist that may lead to conflicts of interest. In addition, David McCourt is a director of CTE. James Q. Crowe, Richard R. Jaros, Eugene Roth, Walter Scott, Jr. are directors of both CTE and the Company. The Company manages potential conflicts of interest on a case-by-case basis taking into consideration relevant factors including the requirements of the United States Securities and Exchange Commission, Nasdaq and prevailing corporate practices. The Company agreed to provide or cause to be provided certain specified services (management services) to CTE for a transitional period after the distribution. The total fee for 2002 and 2001 was approximately $1,200 each year. The agreement was terminated by CTE in December 2002. This transaction was not the result of an arm’s length negotiations as the Company and CTE have certain common officers and directors.

Based on the joint venture approved service agreement, which is renewed annually by Starpower, the Company allocates certain identified expenses incurred to Starpower. These expenses include network cost allocations, customer call center costs, and general administrative costs. These identifiable costs totaled approximately $18,452 for the year ended December 31, 2003. Based on the Company’s interest in the Starpower joint venture, 50% of these costs are recognized by the Company on the Equity in (loss) of unconsolidated entities line in the Consolidated Statements of Operations. The cost allocated to Starpower for the year ended December 31, 2002 was $17,782. In 1997, Starpower and PEPCO entered into an agreement for the lease of certain portions of PEPCO’s fiber system and under which PEPCO provides construction and construction management services to Starpower. The costs of such services provided by RCN and PEPCO to Starpower are believed to be equivalent to those that would be obtained from third party contractors.

In 2003, the Company paid NSTAR approximately $4,779, primarily for network construction and separately paid NSTAR approximately $3,025 for utility services. For the years ended December 31, 2002 the total costs paid to NSTAR were approximately $10,630. Construction costs are capitalized and are recorded as Property, plant, and equipment on the Company’s Balance Sheets. Thomas J. May, Chairman and Chief Executive Officer of NSTAR, was a Director of the Company until December 24, 2003. Despite NSTAR’s surrendering its ownership interest in the Company’s Common stock, the shares of RCN Common stock previously held by NSTAR are treated as issued and outstanding as of December 31, 2003, since NSTAR has not specifically assigned them to the Company.

In 2003, the Company paid Sordoni Skanska, a subsidiary of Skanska USA, as project manager, approximately $1,675 to oversee network construction and for related labor costs in several of the Company’s markets. The Company reimburses Sordoni Skanska for staff and administrative services, project management fees, and invoices from sub contractors. The Company also paid Barney Skanska approximately $78 for construction services relating to certain of the Company’s hub sites. For the years ended December 31, 2002 and 2001 the total costs paid were approximately $1,682 and $65,500, respectively. Construction costs are capitalized and are recorded as Property, plant, and equipment on the Company’s balance sheets. A former Director of the Company, who resigned from the Board of Directors effective December 3, 2002, was the President of Skanska USA.

In 2003, the Company paid Level 3 approximately $1,240 for network construction and approximately $3,161 for circuit costs. For the year ended December 31, 2002 the total costs paid were approximately $4,393. Level 3 owns 21.79% of the outstanding common stock in RCN as of December 31, 2003. In addition, the Company’s Chairman and Chief Executive Officer is also a Director of Level 3.

The Company has a data center outsourcing contract with (i)Structure, Inc., a subsidiary of Level 3. In 2003, the Company paid (i)Structure, Inc. $2,151 for hosting services.

The Company provided CTE local and long distance services of approximately $208 during 2003. Commonwealth Telephone Company and CTSI, Inc., each a subsidiary of CTE, provided the Company with local and long distance services of approximately $566. For the year ended December 31, 2002 and 2001 total costs paid to CTE and its subsidiaries were approximately $198 and $702, respectively.

In December 2002, the Company sold a parcel of real estate in Dallas, Pennsylvania to Commonwealth Telephone Company for proceeds of $1,974. The sale price was based on independent appraisals. As part of the sale contract, the Company paid no rent or operating costs from the date of sale until it exited the facility in 2003.

In 2003, the Company paid the Hanify and King law firm approximately $353 for legal services. In 2002 fees totaled $287. The Company’s Chairman and Chief Executive Officer and Director has a family member who is a partner with Hanify and King.

In 2003, the Company paid $200 to Liberty Mutual Insurance Company to lease office space for operations in the Boston market. Lease payments were $225 in 2002. Thomas J. May, a former Director of the Company, is also a Director of Liberty Mutual Insurance Company.

ITEM 14. Principal Accountant’s Fees and Services

The following is a summary of the fees billed to the Company by PricewaterhouseCoopers LLP for professional services rendered for the fiscal years ended December 31, 2003 and December 31, 2002 (in thousands of dollars):

Fee Category	2003	2002
Audit Fees (1)	$805	$843
Audit-Related Fees (2)	663	262
Tax Fees (3)	27	181
All Other Fees	—	—

Total Fees	$1,495	$1,286

(1)	Audit fees for the years ended December 31, 2003 and 2002, respectively, were for professional services rendered for the audits and interim quarterly reviews of the consolidated financial statements of the Company, other subsidiary audits and assistance with and review of registration statements and periodic SEC filings.
(2)	Audit-related fees for the year ended December 31, 2003 were for audits of the Company’s employee benefit plans, internal controls reviews and advisory work associated with Section 302 and Section 404 of the Sarbanes-Oxley Act and other attestation services. Audit-related fees for the year ended December 31, 2002 were for audits of the Company’s employee benefit plans, carve-out financial statement audits of a subsidiary of the Company and other attestation services.
(3)	Tax fees for the years ended December 31, 2003 and 2002, respectively, were for tax compliance and general tax planning and advice.

Audit Committee Pre-approval Policies and Procedures

Our audit committee has adopted a policy requiring the pre-approval of all audit and permissible nonaudit services provided by our independent public auditors. Under the policy, the audit committee is to specifically pre-approve any recurring audit and audit related services to be provided. The audit committee also may generally pre-approve, up to a specified maximum amount, any nonrecurring audit and audit related services for the following fiscal year. All pre-approved matters must be detailed as to the particular service or category of services to be provided, whether recurring or non-recurring, and reported to the audit committee at its next scheduled meeting. Permissible non-audit services are to be pre-approved on a case-by-case basis. The audit committee may delegate its pre-approval authority to any of its members, provided that such member reports all pre-approval decisions to the audit committee at its next scheduled meeting. Our independent public auditors and members of management are required to report periodically to the audit committee the extent of all services provided in accordance with the pre-approval policy, including the amount of fees attributable to such services.

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is required to disclose the approval by the Audit Committee of the Board of Directors of non-audit services to be performed by PricewaterhouseCoopers LLP, the Company’s independent auditors. Non-audit services are services other than those provided in connection with an audit or review of the financial statements. During the period covered by this filing, the Audit Committee pre-approved all audit related services and tax services performed subsequent to May 6, 2003.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Report on Form 8-K.

On October 7, 2003 the Company announced that it had retained Merrill Lynch as a financial advisor to review its financial alternatives and capital structure and to explore possible capital raising opportunities. As previously announced, on August 18, 2003 RCN repurchased $75 million in principal amount of its publicly held senior notes for a price of $28 million pursuant to a cash tender offer for such notes. As part of its ongoing efforts to improve its capital structure and reduce the amount of its debt, RCN has begun preliminary discussions with certain holders of its publicly held senior notes and the holders of its preferred stock concerning a possible repurchase, exchange or retirement of the securities held by such holders. Such discussions are in the very preliminary stages and RCN cannot predict at this time the results of the foregoing efforts. RCN has appointed Mr. Doug Bradbury, who had been acting as a consultant to RCN, as an executive vice president to lead such discussions on behalf of RCN. Mr. Bradbury recently retired as vice chairman, and was previously chief financial officer, of Level 3. The press release with respect thereto was filed with an 8-K as Exhibit 99.1 and is incorporated herein by reference.

On November 11, 2003, the Company announced its financial results for the quarter ended September 30, 2003. The press release with respect thereto was filed with an 8-K as Exhibit 99.1 and is incorporated herein by reference.

On November 21, 2003, RCN Corporation announced the promotion of Patrick T. Hogan to Executive Vice President and Principal Financial Officer. The press release with respect thereto is attached hereto as Exhibit 99.1.

On December 9, 2003, RCN Corporation announced the launch of iT Television (iT Tv), the first true “People’s Channel,” with a direct link to the Internet for customers to submit their feedback about the channel’s programming. The press release with respect thereto is attached hereto as Exhibit 99.1.

On January 15, 2004, RCN Corporation announced that in anticipation of a successful negotiation with its Senior Secured Lenders and an ad hoc committee of holders of its Senior Notes, it has chosen to defer the decision to make an interest payment scheduled to be made on January 15, 2004, of approximately $10.3 million with respect to its 10 1/8% Senior Notes due 2010. The press release with respect thereto is attached hereto as Exhibit 99.1.

On February 12, 2004, RCN Corporation (“RCN”) announced that it had appointed John Dubel as President and Chief Operating Officer. The press release with respect thereto is attached hereto as Exhibit 99.1.

On February 14, 2002, RCN Corporation (“RCN”) announced that is continuing financial restructuring negotiations. The press release with the respect thereto is attached hereto as a Exhibit 99.1

On March 1, 2004, RCN Corporation announced that negotiations with its Senior Secured Lenders (the “Lenders”), members of an ad hoc committee of holders of its Senior Notes (the “Noteholders’ Committee”) and others on a consensual financial restructuring of its balance sheet are continuing. In connection with the continuing negotiations, RCN Corporation, the Lenders and members of the Noteholders’ Committee have agreed to extend expiration of their previously announced forbearance agreements until March 15, 2004. The press release with respect thereto is attached hereto as Exhibit 99.1.

On March 9, 2004, RCN Corporation consummated the previously announced sale of its Carmel, New York cable system to Carmel Cable Television, Inc., a subsidiary of Susquehanna Communications, for $120 million. The press release with respect thereto is attached hereto as Exhibit 99.1.

On March 12, 2004, RCN Corporation announced that it retained the Blackstone Group as financial advisor in connection with its continuing negotiations with its senior secured lenders, members of an ad hoc committee of noteholders of its senior notes and others, towards a successful financial restructuring of its balance sheet and possible capital raising opportunities and that Merrill Lynch will no longer advise the company in this capacity. In addition, RCN announced that John Dubel, RCN’s President and Chief Operating Officer, will lead the continuing financial restructuring negotiations and that Douglas Bradbury, who was appointed in October 2003 to assist in the restructuring effort, has left the Company. The press release with respect thereto is attached hereto as Exhibit 99.1.

On March 15, 2004, RCN Corporation announced that negotiations with its senior secured lenders (the “Lenders”), members of an ad hoc committee of holders of its Senior Notes (the “Noteholders’ Committee”) and others on a consensual financial restructuring of its balance sheet are continuing. In connection with the continuing negotiations, RCN Corporation, the Lenders and members of the Noteholders’ Committee have agreed to extend expiration of their previously announced forbearance agreements until April 1, 2004. In addition, RCN Corporation will not make the approximately $14.2 million interest payment that was scheduled to be made on February 15, 2004 in respect of its 9.8% Senior Discount Notes Due 2008. RCN Corporation also announced that it would not file its annual report on Form 10-K for 2003 on March 15, 2004 and that it had filed a Notification of Late Filing on Form 12b-25 with the Securities and Exchange Commission. The press release with respect thereto is attached hereto as Exhibit 99.1.

On March 16, 2004, RCN announced the promotion of Patrick T. Hogan to the position of Executive Vice President and Chief Financial Officer and Michael J. Angi to Senior Vice President of Operations. The press release with respect thereto is attached hereto as Exhibit 99.1.

Item 15 (a)(1) Financial Statements:

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001.

Consolidated Balance Sheets - December 31, 2003 and 2002.

Consolidated Statements of Cash Flows for Years Ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Changes in Common Shareholders’ Deficit for Years Ended December 31, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements

Report of Independent Accountants

Item 15 (a)(2) Financial Statement Schedules:

Description

Condensed Financial Information of Registrant for the Year Ended December 31, 2003 and 2002 (Schedule I)

Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2003, 2002 and 2001 (Schedule II)

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

(2) Plan of acquisition, reorganization, arrangement and Report on Form 8-K

2.1	Form of Distribution Agreement among C-TEC Corporation, Cable Michigan, Inc. and the Registrant incorporated by reference to Exhibit 2.1 to the Company’s Amendment No. 2 to Form 10/A filed September 5, 1997. (Commission File No. 0-22825.)

2.2	Asset Purchase Agreement among RCN Telecom Services, Inc., RCN and Patriot Media & Communications CNJ, LLC (incorporated by reference to Exhibit 10.1 to RCN’s current report on Form 8-K (filed on August 29, 2002) (Commission File No. 0-22825.)

(3) Articles of Incorporation and By-laws

3.1 Form of Amended and Restated Articles of Incorporation of the Registrant are incorporated herein by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

3.2 Certificate of Amendment to the amended and restated Articles of Incorporation Certificate of Amendment to the amended and restated of the Registrant are incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on August 11, 1998. (Commission File No. 333-61223.)

3.3 Certificate of Amendment to the amended and restated Certificate of Incorporation of the Registrant (incorporated by reference herein to Exhibit 3.01 to RCN’s Current Report on Form 8-K dated May 22, 2001) (Commission File No. 0-22825.)

3.4 Certificate of Designations, Preferences and Rights of Series A 7% Senior Convertible Preferred Stock dated April 7, 1999 (incorporated herein by reference to Exhibit 3.1 to RCN’s Registration Statement on Form S-3 (filed February 1, 1999) (Commission File No. 333-71525) (“1999 Form S-3”)

3.5 Certificate of Designations, Preferences, and Rights of Series B 7% Senior Convertible Preferred Stock (incorporated by reference to Exhibit A of Exhibit 10.01 to RCN’s current report on Form 8-K (filed October 1,1999) (Commission File No. 0-22825.)

3.6 Form of Amended and Restated Bylaws of the Registrant are incorporated herein by reference to Exhibit 3.2 to the Company’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

3.7 Amended and Restated ByLaws of the Registrant, as adopted by RCN’s Board of Directors on December 4, 2001 are incorporated herein by reference to Exhibit 3.7 to the Company’s annual report on Form 10-K filed March 29, 2002 (Commission File No. 1-16805.)

(4) Instruments defining the rights of security holders, including indentures

4.1 Credit Agreement dated as of June 3, 1999 among RCN, the borrowers named therein, the lenders party thereto, The JPMorgan Chase Bank, as Agent, Chase Securities Inc., as Lead Arranger and Book Manager, and Deutsche Bank A.G., Merrill Lynch Capital Corp. and Morgan Stanley Senior Funding, as Documentation Agents (incorporated herein by reference to Exhibit 10.01 to RCN’s Current Report on Form 8-K dated August 17, 1999 (filed August 17, 1999) (Commission File No. 000-22825.)

4.2 Form of Indenture between RCN, as Issuer, and The JPMorgan Chase Bank, as Trustee, with respect to the 10 1/8% Senior Notes due 2010 (incorporated herein by reference to Exhibit 4.11 to RCN’s 1999 Form S-3) (Commission File No. 333-71525.)

4.3 Indenture dated June 24, 1998 between RCN, as Issuer, and The JPMorgan Chase Bank, as Trustee, with respect to the 11% Senior Discount Notes due 2008 (incorporated herein by reference to Exhibit 4.8 to RCN’s Registration Statement on Form S-1 (filed June 1, 1998) (Commission File No. 333-55673) (“1998 Form S-1”)

4.4 Form of 11% Senior Discount Note due 2008 (included in Exhibit 4.3) (incorporated herein by reference to Exhibit 4.9 to RCN’s 1998 Form S-1.) (Commission File No. 333-55673.)

4.5 Indenture dated as of February 6, 1998 between RCN, as Issuer, and The JPMorgan Chase Bank, as Trustee, with respect to the 9.80% Senior Discount Notes due 2008 (incorporated herein by reference to Exhibit 4.1 to RCN’s Registration Statement on Form S-4 (filed March 23, 1998) (Commission File No. 333-48487) (“1998 Form S-4”)

4.6 Form of the 9.80% Senior Discount Notes due 2008, Series B (included in Exhibit 4.5) (incorporated herein by reference to Exhibit 4.2 to RCN’s 1998 Form S-4.) (Commission File No. 333-48487.)

4.7 Indenture dated as of October 17, 1997 between RCN, as Issuer, and The JPMorgan Chase Bank, as Trustee, with respect to the 10% Senior Notes due 2007 (incorporated herein by reference to Exhibit 4.1 to RCN’s Registration Statement on Form S-4 (filed November 26, 1997) (Commission File No. 333-41081) (“1997 Form S-4”)

4.8 Form of the 10% Senior Exchange Notes due 2007 (included in Exhibit 4.7) (incorporated herein by reference to Exhibit 4.2 to RCN’s 1997 Form S-4.) (Commission File No. 333-41081.)

4.9 Indenture dated as of October 17, 1997 between RCN, as Issuer, and The JPMorgan Chase Bank, as Trustee, with respect to the 11 1/8% Senior Discount Notes due 2007 (incorporated herein by reference to Exhibit 4.3 to RCN’s 1997 Form S-4.) (Commission File No. 333-41081.)

4.10 Form of the 11 1/8% Senior Discount Exchange Notes due 2007 (included in Exhibit 4.9) (incorporated herein by reference to Exhibit 4.4 to RCN’s 1997 Form S-4.) (Commission File No. 333-41081.)

4.11 Escrow Agreement dated as of October 17, 1997 among The JPMorgan Chase Bank, as escrow agent, The JPMorgan Chase Bank, as Trustee under the Indenture (as defined therein), and RCN (incorporated herein by reference to Exhibit 4.6 to RCN’s 1997 Form S-4.) (Commission File No. 333-41081.)

4.12 First Amendment, dated as of December 3, 1999, to the Credit Agreement, dated as of June 3, 1999 among RCN, the borrowers named therein, the lenders party thereto, The JPMorgan Chase Bank, as Agent, Chase Securities Inc., as Lead Arranger and Book Manager, and Deutsche Bank A.G., Merrill Lynch Capital Corp. and Morgan Stanley Senior Funding, as Documentation Agents (incorporated herein by reference to Exhibit 10.01 to RCN’s Current Report on Form 8-K dated August 17, 1999 (filed August 17, 1999) (Commission File No. 000-22825.)

4.13 Indenture, dated as of December 22, 1999, between RCN, as Issuer, and The JPMorgan Chase Bank, as Trustee, with respect to the 10 1/8% Senior Discount Notes due 2010. (incorporated herein by reference to Exhibit 4.11 to RCN’s Registration Statement on Form S-3/A (filed October 6, 1999)(Commission File No. 333-71525) (“1999 Form S-3/A”)

4.14 Form of the 10 1/8% Senior Discount Notes due 2010 (included in Exhibit 4.11 (incorporated herein by reference to exhibit 4.11 to RCN’s 1999 Form S-3/A.

4.15 Stock Purchase Agreement dated as of October 1, 1999 between Vulcan Ventures Incorporated (incorporated by reference to RCN’s Form 8-K dated October 1, 1999, (Commission file No. 0-22825.)

4.16 Voting Agreement dated as of October 1, 1999 among RCN, Vulcan Ventures Incorporated and Level 3 Telecom Holdings, Inc. (incorporated by reference to RCN’s Form 8-K dated October 1, 1999, (Commission File No. 0-22825.)

4.17 Second Amendment, dated as of June 28, 2000, to the Credit Agreement, dated as of June 3, 1999 among RCN, the borrowers named therein, the lenders party thereto, the JPMorgan Chase Bank, as Agent, Chase Securities, Inc., as Load Arranger and Book Manager, and Deutsche Bank A.G., Merrill Lynch Capital Corp. and Morgan Stanley Senior Funding, as Documentation Agents (incorporated herein by reference to Exhibit 4.0 to RCN’s Form 10-Q for the second quarter ended June 30, 2000) (Commission File No. 0-22825.)

4.18 Third Amendment, dated as of May 31, 2001, to the Credit Agreement, dated as of June 3, 1999, as amended among RCN, the borrowers named therein, the lenders party thereto and the JPMorgan Chase Bank, as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit 4.1 to RCN’s Form 10-Q for the second quarter ended June 30, 2001) (Commission File No. 0-22825.)

4.19 Stock Purchase Agreement, dated as of May 28, 2001, between RCN and Red Basin, LLC (incorporated herein by reference to Exhibit 4.01 to RCN’s Current Report on Form 8-K dated May 29, 2001) (Commission File No. 0-22825.)

4.20 Instrument of Resignation, Appointment and Acceptance, dated as of August 9, 2001, among RCN, The JPMorgan Chase Bank, as Resigning Trustee, and HSBC Bank, USA as Successor Trustee with respect to the Indenture dated October 17, 1997 with respect to the 10% Senior Notes due 2007. (Incorporated herein by reference to Exhibit 4.20 to the Company’s annual report on Form 10-K filed March 29, 2002) (Commission File No. 1-6805.)

4.21 Instrument of Resignation, Appointment and Acceptance, dated as of August 9, 2001, among RCN, The JPMorgan Chase Bank, as Resigning Trustee, and HSBC Bank, USA as Successor Trustee with respect to the Indenture dated October 17, 1997 with respect to the 11 1/8% Senior Discount Notes due 2007. (Incorporated herein by reference to Exhibit 4.21XX to the Company’s annual report on Form 10-K filed March 29, 2002) (Commission File No. 1-6805.)

4.22 Instrument of Resignation, Appointment and Acceptance, dated as of August 9, 2001, among RCN, The JPMorgan Chase Bank, as Resigning Trustee, and HSBC Bank, USA as Successor Trustee with respect to the Indenture dated February 6, 1998 with respect to the 9.8% Senior Discount Notes due 2008. (Incorporated herein by reference to Exhibit 4.22 to the Company’s annual report on Form 10-K filed March 29, 2002) (Commission File No. 1-6805.)

4.23 Instrument of Resignation, Appointment and Acceptance, dated as of August 9, 2001, among RCN, The JPMorgan Chase Bank, as Resigning Trustee, and HSBC Bank, USA as Successor Trustee with respect to the Indenture dated June 24, 1998 with respect to the 11% Senior Discount Notes due 2008. (Incorporated herein by reference to Exhibit 4.23 to the Company’s annual report on Form 10-K filed March 29, 2002) (Commission File No. 1-6805.)

4.24 Instrument of Resignation, Appointment and Acceptance, dated as of August 9, 2001, among RCN, The JPMorgan Chase Bank, as Resigning Trustee, and HSBC Bank, USA as Successor Trustee with respect to the Indenture dated December 22, 1999 with respect to the 10 1/8% Senior Discount Notes due 2010. (Incorporated herein by reference to Exhibit 4.24 to the Company’s annual report on Form 10-K filed March 29, 2002) (Commission File No. 1-6805.)

4.25 Rights Agreement, dated as of December 5, 2001, between RCN and HSBC Bank USA, as Rights Agent, which includes the form of Rights Certificates (incorporated herein by reference to Exhibit 4 to RCN’s Current Report on Form 8-K dated December 5, 2001) (Commission File No. 0-22825.)

4.26 Fourth Amendment, dated as of March 25, 2002, to the Credit Agreement, dated as of June 3, 1999, as amended, among RCN, the borrowers named therein, the lenders party thereto and the JPMorgan Chase Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 4.1 to RCN’s Form 8-K dated March 26, 2002) (Commission File No. 1-6805.)

4.27 Fifth Amendment, dated as of March 7, 2003, to the Credit Agreement, dated as of June 3, 1999, as amended, among RCN, the borrowers named therein, the lenders party thereto and the JPMorgan Chase Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 4.1 to RCN’s Form 8-K dated March 11, 2003) (Commission File No. 1-6805.)

4.28 Commercial Term Loan and Credit Agreement dated as of June 6, 2003, among RCN, the lenders party thereto, and HSBC Bank USA as Agent and Collateral Agent (incorporated by reference to Exhibit 4.1 to RCN’s Current Report on Form 8-K dated June 10, 2003) (Commission File No. 0-22825)

4.29 Warrant No. 2 to purchase 1,500,000 shares of RCN Common stock, issued to Evergreen High Yield Bond Fund (incorporated by reference to Exhibit 4.2 to RCN’s Current Report on Form 8-K dated June 10, 2003) (Commission File No. 0-22825)

4.30 Warrant No. 3 to purchase 20,000 shares of RCN Common stock, issued to Evergreen VA Strategic Income Fund (incorporated by reference to Exhibit 4.3 to RCN’s Current Report on Form 8-K dated June 10, 2003) (Commission File No. 0-22825)

4.31 Warrant No. 4 to purchase 175,000 shares of RCN Common stock, issued to Evergreen Strategic Income Fund (incorporated by reference to Exhibit 4.4 to RCN’s Current Report on Form 8-K dated June 10, 2003) (Commission File No. 0-22825)

4.32 Warrant No. 5 to purchase 25,000 shares of RCN Common stock, issued to Evergreen VA High Income Fund (incorporated by reference to Exhibit 4.5 to RCN’s Current Report on Form 8-K dated June 10, 2003) (Commission File No. 0-22825)

4.33 Warrant No. 6 to purchase 2,110,000 shares of RCN Common stock, issued to Evergreen Income Advantage Fund (incorporated by reference to Exhibit 4.6 to RCN’s Current Report on Form 8-K dated June 10, 2003) (Commission File No. 0-22825)

4.34 Warrant No. 7 to purchase 150,000 shares of RCN Common stock, issued to Evergreen Utility and Telecommunications Fund (incorporated by reference to Exhibit 4.7 to RCN’s Current Report on Form 8-K dated June 10, 2003) (Commission File No. 0-22825)

4.35 Warrant No. 8 to purchase 20,000 shares of RCN Common stock, issued to Sentinel Capital Markets Income Fund (incorporated by reference to Exhibit 4.8 to RCN’s Current Report on Form 8-K dated June 10, 2003) (Commission File No. 0-22825)

4.36 Warrant No. 9 to purchase 150,000 shares of RCN Common stock, issued to Sentinel High Yield Bond Fund (incorporated by reference to Exhibit 4.9 to RCN’s Current Report on Form 8-K dated June 10, 2003) (Commission File No. 0-22825)

(10) Material Contracts

10.1 Tax Sharing Agreement by and among C-TEC Corporation, Cable Michigan, Inc. and the Registrant is incorporated herein by reference to Exhibit 10.1 to the Company’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

10.2 Dark Fiber IRU Agreement dated as of May 8, 1997 among Metropolitan Fiber Systems/McCourt, Inc. and RCN Telecom Services of Massachusetts, Inc. is incorporated herein by reference to Exhibit 10.2 to the Company’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

10.3 Dark Fiber IRU Agreement dated as of May 8, 1997 among Metropolitan Fiber Systems of New York, Inc. and RCN Telecom Services of New York, Inc. is incorporated herein by reference to Exhibit 10.3 to the Company’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

10.4 Joint Venture Agreement dated as of December 23, 1996 between RCN Telecom Services, Inc. and Boston Energy Technology Group, Inc. is incorporated herein reference by Exhibit 10.7 to the Company’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

10.5 Amended and Restated Operating Agreement of RCN-Becocom, LLC dated as of June 17, 1997 is incorporated herein by reference to Exhibit 10.8 to the Company’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

10.6 Management Agreement dated as of June 17, 1997 among RCN Operating Services, Inc. and RCN-Becocom, Inc. is incorporated herein by reference to Exhibit 10.9 to the Company’s Amendment No.2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

10.7 Construction and Indefeasible Right of Use Agreement dated as of June 17, 1997 between RCN-Becocom, Inc. and RCN-Becocom, LLC is incorporated herein by reference to Exhibit 10.10 to the Company’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

10.8 License Agreement dated as of June 17, 1997 between Boston Edison Company and RCN-Becocom, Inc. is incorporated herein by reference to Exhibit 10.11 to the Company’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

10.9 Joint Investment and Non-Competition Agreement dated as of June 17, 1997 among RCN Telecom Services of Massachusetts, Inc., RCN-Becocom, Inc. and RCN-BecoCom, LLC is incorporated herein by reference to Exhibit 10.12 to the Company’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

10.10 Amended and restated Operating Agreement of Starpower Communications, L.L.C. by and between Pepco Communications, L.L.C. and RCN Telecom Services of Washington, D.C. Inc. dated October 28, 1997 is incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-22825.)

10.11 Employment Agreement dated as of January 8, 2001, by and between RCN and Jeffrey M. White, President, Customer & Field Operations for RCN.

10.12 1997 Stock Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 99 to the Company’s Form 10-Q for the First Quarter ended March 31, 2000. (Commission File No. 0-22825.)

10.13 1997 Amendments to 1997 Stock Plan for Non-Employee Directors are incorporated herein by reference to the Company’s Def 14A dated May 17, 2001. (Commission File No. 0-22825.)

10.14 2000 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 99 to the Company’s Form 10-Q for the Second Quarter ended June 30, 2000. (Commission File No. 0-22825.)

10.15 Executive Stock Purchase Plan is incorporated herein by reference to Exhibit 99 to the Company’s Form 10-Q for the Third Quarter ended September 30, 2000. (Commission File No. 0-22825.)

10.16 1997 Equity Incentive Plan is incorporated herein by reference to Exhibit 99.2 to the Company’s Form 10-Q for the Third Quarter ended September 30, 1999. (Commission File No. 0-22825.)

10.17 Amendments to 1997 Equity Incentive Plan are incorporated herein by reference to the Company’s Def 14A dated May 16, 2000. (Commission File No. 0-22825.)

10.18  2001 Chairman’s Performance and Retention Bonus Plan incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (commission File No. 0-22825).

10.19* Agreement with AlixPartners

10.20* Agreement with The Blackstone Group

10.21* Agreement with Merrill Lynch

10.22* Key Employee Retention and Severance Plan

21* Subsidiaries of Registrant

23.1* Consent of PricewaterhouseCoopers LLP with respect to RCN Corporation

24* Powers of Attorney

31.1*   Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2  Certification of the Executive Vice President and Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2004	RCN Corporation

	By:	/s/ David C. McCourt
David C. McCourt
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
PRINCIPAL EXECUTIVE OFFICERS:

/s/ David C. McCourt David C. McCourt	Chairman and Chief Executive Officer	March 30, 2004

/s/ Patrick T. Hogan Patrick T. Hogan	Executive Vice President and Chief Financial Officer	March 30, 2004

DIRECTORS:

/s/ David C. McCourt David C. McCourt		March 30, 2004

/s/ James Q. Crowe James Q. Crowe		March 30, 2004

/s/ Walter E. Scott, Jr. Walter E. Scott, Jr.		March 30, 2004

/s/ Richard R. Jaros Richard R. Jaros		March 30, 2004

/s/ Thomas P. O’Neill, III Thomas P. O’Neill, III		March 30, 2004

/s/ Eugene Roth Eugene Roth		March 30, 2004

/s/ Michael B. Yanney Michael B. Yanney		March 30, 2004

/s/ Alfred Fasola Alfred Fasola		March 30, 2004

/s/ Peter S. Brodsky Peter S. Brodsky		March 30, 2004

SCHEDULE I

RCN CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS

(THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

	For the Years Ended December 31,
	2003	2002	2001
Sales	$—	$—	$—
Cost and expenses	4,264	36,666	62,086
Other (income) expense	1,345	14,778	(367)

Operating loss	(5,609)	(51,444)	(61,719)
Interest income	4	9	9
Depreciation and amortization	—	—	(300)
Interest expense	(180,636)	(190,185)	(238,952)
Gain in early extinguishment of debt	45,556	426,263	84,604

Income (Loss) before income taxes	(140,685)	184,643	(216,358)
(Benefit)/provision for income taxes	—	—	—
Equity in the loss of consolidated entities	(185,016)	(1,592,832)	(468,431)

Net loss	(325,701)	(1,408,189)	(684,789)
Preferred stock dividend and accretion requirements	173,392	162,150	151,663

Net loss to common shareholders	$(499,093)	$(1,570,339)	$(836,452)

Basic and Diluted Loss per average common share:
Net loss to common shareholders	$(4.50)	$(14.78)	$(8.89)

Weighted average common shares outstanding	110,877,797	106,211,979	94,117,391

SCHEDULE I

RCN CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

(THOUSANDS OF DOLLARS)

	December 31,
	2003	2002
ASSETS
Current assets
Cash and temporary cash investments	$688	$1,047
Accounts receivable from affiliates	96,489	175,415
Prepayments & other	—	6
Deferred tax asset	26	26
Other assets	47	141,267

Total current assets	97,250	317,761
Investments in subsidiaries	1,994,012	2,208,709
Unamortized debt issuance cost	28,972	34,773
Deferred charges and other assets	226,189	164,448

Total assets	$2,346,423	$2,725,691

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable to affiliates	$1,032,228	$1,020,568
Accrued interest	37,508	26,369
Current maturities of long-term debt	1,643,502	35,813

Total current liabilities	2,713,238	1,082,750
Long-term debt		1,684,413
Preferred stock	1,772,310	2,304,426
Shareholders’ Deficit
Common stock	123,577	110,796
Accumulated deficit	(4,388,478)	(3,889,385)
Additional paid in capital	2,150,418	1,451,744
Cumulative translation adjustment	(13,990)	(5,134)
Unearned compensation expense	(342)	(4,336)
Treasury stock	(10,310)	(9,583)

Total common shareholders’ deficit	(2,139,125)	(2,345,898)

Total liabilities and shareholders’ deficit	$2,346,423	$2,725,691

SCHEDULE I

RCN CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS

(THOUSANDS OF DOLLARS)

	For the Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(325,701)	$(1,408,189)	$(684,789)
Non-cash stock based compensation	4,692	37,721	—
Realized gain on disposal of subsidiaries	(163,684)	—	(8,180)
Working capital	181,210	549,846	(226,205)
Equity in loss of consolidated entity	185,016	1,592,832	468,431
Equity income of unconsolidated entity	—	(75)	(7,171)
Gain on debt prepayment	(45,556)	(426,263)	(83,604)
Non-cash accretion of discounted senior notes	14,370	88,625	112,500
Amortization of financing costs	15,762	22,925	8,478
Other	—	—	2,258

Net cash (used in) provided by operating activities	(133,891)	457,422	(418,282)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in consolidated entity	—	(301,482)	—
Dividend from consolidated entity	—	207,404	—
Other	195,578	72,714	164,391

Net cash (used in) provided by investing activities	195,578	(21,364)	164,391

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	—	50,000
Issuance of long-term debt	27,806	—	250,000
Financing costs	(12,853)	(12,291)	—
Proceeds from the exercise of stock options	53	4	38
Payment of long-term debt	(77,052)	(423,750)	(45,945)

Net cash (used in) provided by financing activities	(62,046)	(436,037)	254,093

Net increase/(decrease) in cash and temporary cash investments	(359)	21	202
Beginning cash & temporary cash investments	1,047	1,026	824

Ending cash & temporary cash investments	$688	$1,047	$1,026

RCN CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	All required disclosures associated with the Condensed Financial Information of RCN Corporation for the year ended December 31, 2003 are included in the footnotes to the consolidated financial statements.

2.	The presentation of prior year financial information has been modified to conform with the current period.

3.	Certain obligations of RCN Corporation’s subsidiaries are guaranteed by RCN Corporation including amounts drawn under the Company’s Credit Agreement, letters of credit and some lease commitments. In November 2002, the FASB issued Interpretation Number 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). This interpretation clarifies that a guarantor is required to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The Condensed Financial Information of RCN Corporation for the year ended and as of December 31, 2003 contains no provision for the recognition of the fair value of any subsidiary guarantees. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2003.

SCHEDULE II

RCN CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES*

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

(THOUSANDS OF DOLLARS)

Column A	Column B	Column C		Column D	Column E
	Balance at Beginning of Period	Addition		Deductions	Balance at End of Period
Description		Charged to Cost and Expense	Charged to Other Accounts
Allowance for Doubtful Accounts— Deducted from Accounts Receivable in the Consolidated Balance Sheets

2003	$10,653	$12,335	$848	$17,913	$5,923
2002	$17,030	$12,490	$397	$19,264	$10,653
2001	$3,979	$13,952	$17	$918	$17,030

Allowance for Deferred Tax Assets— Deducted from Deferred Tax Assets in the Consolidated Balance Sheets

2003	$1,305,634	$184,122	$—	$42,581	$1,447,175
2002	$773,864	$955,844	$—	$424,074	$1,305,634
2001	$587,645	$239,896	$(1,358)	$52,319	$773,864

RCN CORPORATION

SELECTED FINANCIAL DATA*

Thousands of Dollars Except Per Share Amounts

For the Years Ended December 31,

	2003	2002	2001
Sales	$484,854	$433,494	386,386
Loss from continuing operations	$(499,747)	$(1,422,295)	$(692,849)
Basic and diluted loss from continuing operations per average common share	$(6.07)	$(14.92)	$(8.97)
Total assets	$1,529,356	$1,990,272	$3,603,131
Total Debt	$1,643,502	$1,744,414	$1,896,148
Redeemable preferred stock	$1,772,310	$2,304,426	$2,142,276
Preferred stock dividend and accretion	$173,392	$162,150	$151,663

*	Excludes discontinued operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

RCN Corporation is a facilities-based, competitive provider of bundled phone, cable television and high-speed Internet services to seven of the most densely populated markets in the US. As an over-builder, the Company uses its advanced fiber-optic broadband network to offer multiple services and quality customer service to compete for market share. Since the inception of the Company, the business strategy has changed from rapid development of multiple markets and “homes-passed” by its broadband network, to focusing on improvements to customer profitability by a concerted effort to migrate customers to the Company’s higher margin products and services. The change in strategy resulted from a combination of significant operating losses incurred since the Company’s inception, a downturn in the capital markets in 2001 which limited the Company’s ability to raise additional funds for new construction and debt service, and the need to achieve cash flow positive results from existing investments. These changes in the forward outlook of the Company resulted in asset impairment charges in 2003, 2002 and 2001. Dollar amounts expressed herein are in thousands.

The Company is negotiating a financial restructuring of its balance sheet with its Senior Secured Lenders, the Noteholders’ Committee and others. No agreement on such a restructuring has yet been reached. The Company intends that the continuing negotiations will lead to agreement on a consensual financial restructuring plan in the near term, although there is no assurance this will occur. The Company expects any financial restructuring to be implemented through a reorganization of the Company under Chapter 11. The Company believes that a consensual financial restructuring pursuant to a Chapter 11 reorganization would achieve the most successful financial outcome for the Company and its constituents.

The Company anticipates that a Chapter 11 filing would include RCN Corporation, the holding company, and does not intend that its material operating subsidiaries be included, although there is no assurance this will occur. Since financial restructuring negotiations are ongoing, the treatment of existing creditor and stockholder interests in the Company is uncertain at this time. However, the restructuring as currently contemplated will likely result in a conversion of a substantial portion of the Company’s outstanding Senior Notes into equity and an extremely significant, if not complete, dilution of current equity.

Available cash, temporary cash investments and short-term investments in 2003 decreased to $18,395 at December 31, 2003. In addition, at December 31, 2003 approximately $199,000 of cash was restricted under the terms of the Company’s Senior Secured Credit Facility. Because the Company’s cash, cash equivalents and short-term investments at December 31, 2003 and projected 2004 cash flows from operations are not sufficient to meet its anticipated cash needs for working capital, capital expenditures and other activities for the next twelve months, there is substantial doubt about the Company’s ability to continue as a going-concern.

In connection with its financial restructuring negotiations, the Company did not make an approximately $10,300 interest payment due January 15, 2004 on its 10 1/8% Senior Notes due 2010 (the “10 1/8% Senior Notes”) within the 30-day grace period provided under the indenture governing the 10 1/8% Senior Notes. The Company also did not make an approximately $14,200 interest payment due February 15, 2004 on its 9.8% Senior Discount Notes Due 2008 (the “9.8% Senior Notes”) within the 30-day grace period provided under the indenture governing the 9.8% Senior Notes.

On February 14, 2004, the Company announced that it, the Senior Secured Lenders and members of the Noteholders’ Committee entered into forbearance agreements under which the Senior Secured Lenders and members of the Noteholders’ Committee agreed not to declare any Events of Default, which they would be entitled but not required to do, under the Company’s senior credit facilities or Senior Notes, respectively, as a result of the Company not making the interest payment on the 10 1/8% Senior Notes prior to the end of the applicable grace period. The initial forbearance agreements were set to expire on March 1, 2004. On March 1, 2004, the Company announced that the Senior Secured Lenders and members of the Noteholders’ Committee had agreed to extend the forbearance agreements to March 15, 2004, and on March 15, 2004, the Company announced that the forbearance agreements had been further extended to April 1, 2004 and expanded to cover the interest payment default on the 9.8% Senior Notes and other defaults.

The Company’s objective is to reach agreement on a consensual financial restructuring plan during the current forbearance period. If financial restructuring negotiations were to proceed beyond that period or were to end, however, additional forbearance, waiver and/or amendment agreements would be needed to support the Company’s continuing operations. In addition, in the absence of an agreement on a consensual financial restructuring upon expiration of the forbearance agreements, the Senior Secured Lenders and members of the Noteholders’ Committee who hold 10 1/8% Senior Notes and 9.8% Senior Notes would be entitled, but not required, to declare the Company’s senior credit facilities and the outstanding 10 1/8% Senior Notes and 9.8% Senior Notes, respectively, immediately due and payable.

Any acceleration of amounts due under the Company’s senior credit facilities or the 10 1/8% Senior Notes or the 9.8% Senior Notes would, due to cross default provisions in the Company’s indentures governing its other senior notes, entitle, but not require, the holders of other senior notes to declare the Company’s other senior notes immediately due and payable if they so choose. Holders of 10 1/8% Senior Notes or the 9.8% Senior Notes that are not members of the Noteholders’ Committee are not subject to the terms of the forbearance agreements. If acceleration of the Company’s senior credit facilities and 10 1/8% Senior Notes or the 9.8% Senior Notes were to occur, RCN would not, based on current and expected liquidity, have sufficient cash to pay the amounts that would be payable.

Although the Company is actively pursuing discussions towards a final agreement on a consensual financial restructuring, there can be no assurance that such an agreement will ultimately be reached, that the Company will be able to obtain further extensions of its forbearance agreements with the Senior Secured Lenders and members of the Noteholders’ Committee, or that holders of 10 1/8% Senior Notes or the 9.8% Senior Notes that are not members of the Noteholders’ Committee will not declare an Event of Default under the 10 1/8% Senior Notes or the 9.8% Senior Notes (which would terminate the forbearance agreement with Lenders), or seek other remedies available under applicable law or the terms of the 10 1/8% Senior Notes or the 9.8% Senior Notes, prior to such time. The Company will continue to apply substantial effort and resources to reaching a formal agreement on a consensual financial restructuring while also continuing to evaluate the best alternatives for the Company under current circumstances and as discussions and events unfold.

On February 11, 2004, the Company retained AlixPartners, LLC, an internationally recognized leader in corporate turnarounds and financial restructuring, to support its financial restructuring efforts. Mr. John Dubel, a principal in the restructuring firm AlixPartners, LLC, was appointed president and chief operating officer, to help the Company operate its business and further develop its long-term business plan as it continues negotiating with its Senior Secured Lenders and the Noteholders’ Committee towards a financial restructuring.

On February 14, 2004, the Company announced that it, the Senior Secured Lenders and members of the Noteholders’ Committee entered into forbearance agreements under which the Senior Secured Lenders and members of the Noteholders’ Committee agreed not to declare any Events of Default, which they would be entitled but not required to do, under the Company’s senior credit facilities or Senior Notes, respectively, as a result of the Company not making the interest payment on the 10 1/8% Senior Notes prior to the end of the applicable grace period. The initial forbearance agreements were set to expire on March 1, 2004. On March 1, 2004, the Company announced that the Senior Secured Lenders and members of the Noteholders’ Committee had agreed to extend the forbearance agreements to March 15, and on March 15, 2004, the Company announced that the forbearance agreements had been further extended to April 1, 2004 and expanded to cover the interest payment default on the 9.8% Senior Notes and other defaults.

On March 3, 2004, the Company made its scheduled $20,681 interest and principal payment to its Senior Secured Lenders under its senior secured credit facility. In connection therewith, such lenders agreed on March 1, 2004, that the minimum balance requirement in the cash collateral account established pursuant to the Fifth Amendment to the Credit Agreement could be reduced by the aggregate amount of principal, interest and fees paid under the Credit Agreement.

On March 11, 2004, the Company retained the Blackstone Group as financial advisor in connection with its continuing negotiations toward a financial restructuring, replacing Merrill Lynch in this capacity. Merrill Lynch was hired on October 7, 2003 as a financial advisor to review the Company’s financial alternatives and explore potential new sources of capital. Mr. Douglas Bradbury, who was hired on October 7, 2003 to lead the financial restructuring negotiations on the Company’s behalf, and immediately prior to this worked as a consultant to the Company, left the Company on March 11, 2004 and Mr. John Dubel was given the responsibility for continuing the financial restructuring negotiations.

On December 24, 2003, NSTAR and certain of its subsidiaries (“NSTAR”) notified the Company that it voluntarily and unconditionally waived, surrendered and discharged any and all ownership interest in both RCN-BecoCom LLC (“RCN-BecoCom”), the joint venture between the Company and NSTAR, and in the shares of the Company’s stock held by NSTAR. On December 23, 2003, Thomas J. May, Chairman, President and Chief Executive of NSTAR, resigned from the Company’s Board of Directors.

On December 31, 2003, Vulcan Ventures, Inc. (“Vulcan”) notified the Company that it elected to convert 705,507 shares of Series B Preferred Stock into 11,424,810 shares of Class B Common stock and simultaneously sold such common shares, along with an additional 247,009 shares of the Series B Preferred stock.

On January 24, 2004 PEPCO Holdings, Inc. (“PEPCO”), announced its intention to sell its fifty (50%) percent interest in its joint venture with the Company, Starpower Communications LLC (“Starpower”), as part of the ongoing efforts to redirect its focus on energy related investments. On January 24, 2004 PEPCO Holdings, Inc. (“PEPCO”), announced its intention to sell its fifty (50%) percent interest in its joint venture with the Company, Starpower Communications LLC (“Starpower”), as part of the ongoing efforts to redirect its focus on energy related investments. While the Company will attempt to ensure the continued operation of Starpower without adverse impact to customers or overall financial results of the joint venture, it can provide no assurances that a suitable buyer, willing to continue to operate the joint venture on a comparable level, will be identified.

On March 8, 2004, the Company completed the sale of its Carmel, NY, cable system assets and customers serviced by this network for $120,000, subject to certain post closing adjustments. Approximately $62,400 of the net proceeds will be applied as a partial pay-down of the Company’s senior secured bank facility. In addition, approximately $44,858 of the net proceeds were placed into a collateral account that is restricted to prepay term loans under the Company’s senior secured credit facility or for the purchase of telecommunication assets, by the terms of the senior secured bank facility. In accordance with SFAS No. 144, the results of operations for Carmel are reported as discontinued operations.

On March 16, 2004, RCN Corporation announced the promotion of Patrick T. Hogan to the position of Executive Vice President and Chief Financial Officer and Michael J. Angi to Senior Vice President of Operations.

During the past year, the Company reduced operating expenses and capital spending in an effort to conserve its cash. Staffing levels have been reduced to 2,537 as of December 31, 2003, operating expenses in 2003 were $482,411, or 10.45% below comparable levels in 2002, and capital spending was $87,481 and $138,109, respectively for the years 2003 and 2002. While these measures have improved overall operating results, the Company has not generated sufficient cash flow from operations to fund operating expenses, capital expenditures and debt. Although the Company sold its operations in Central New Jersey and Carmel, New York, the proceeds from these sales were not sufficient to lower its debt to a level that can be supported by existing operating results.

Joint Ventures

To increase market entry and gain access to Right of Ways, the Company formed key alliances in the Boston and Washington D.C. markets.

RCN-BecoCom

RCN was one of the two members of RCN-BecoCom. NSTAR, pursuant to an agreement with RCN, converted its ownership interest in RCN-BecoCom into shares of the Company’s Common stock as a result of three exchanges of NSTAR’s interest in RCN-BecoCom for that stock. As of December 24, 2003, a total of 11,597,193 shares, or 9.49%, of the Company’s common stock, were held by NSTAR. NSTAR’s profit and loss sharing ratio in RCN-BecoCom was reduced to zero in 2002 upon the completion of the third exchange. However, NSTAR retained its investment percentage and the right to invest in future capital calls by RCN-BecoCom as if it owned a 29.76% interest. The investment percentage was also subject to decrease to the extent NSTAR failed to meet future capital calls or NSTAR disposed of any such RCN Common Stock. In connection with the exchange, NSTAR on behalf of itself and controlled affiliates, complied with the “standstill” restrictions for the period of one year from June 19, 2002, including refraining from further acquisitions of the Company’s Common stock beyond 10.75% in aggregate of the total number of voting shares and refraining from activities designed to solicit proxies or otherwise influence shareholders or management of RCN. On December 24, 2003 NSTAR notified the Company that it voluntarily and unconditionally waived, surrendered and discharged any and all ownership interest in both RCN-BecoCom and in the shares of the Company’s stock held by NSTAR. On December 23, 2003, Thomas J. May, Chairman, President and Chief Executive of NSTAR resigned from the Company’s Board of Directors.

RCN-BecoCom and NSTAR entered into a Construction and IRU Agreement dated as of June 17, 1997 and amended June 19, 2002. Under the agreement, NSTAR provides construction and construction management services to RCN-BecoCom and access to and use of portions of NSTAR’s broadband network, rights of way and certain equipment sites in the Boston metropolitan area. The cost of such services provided to RCN-BecoCom by NSTAR are believed to be equivalent to that which would be obtained from third party contractors.

Despite NSTAR’s surrendering its ownership interest in the joint venture and the Company’s Common stock, the shares of RCN Common stock previously held by NSTAR are treated as outstanding as of December 31, 2003, since NSTAR has not specifically assigned them to the Company. NSTAR’s contractual relationship with the Company under the IRU Agreement remains in effect.

RCN continues to own and operate RCN-BecoCom as a wholly owned subsidiary. The financial results of RCN-BecoCom are consolidated in the Company’s financial statements, and since June 19, 2002 the Company’s profit and loss sharing ratio in the joint venture has been 100%. NSTAR’s portion of the operating losses in RCN-BecoCom prior to June 19, 2002 are reported in the line item, minority interest in the loss of consolidated entities. NSTAR’s share of losses in RCN-BecoCom was $36,650 at December 31, 2002.

Starpower

RCN and PEPCO are each 50% owners of Starpower, which constructs and operates a broadband network and telecommunications business in the Washington, D.C. metropolitan area, including parts of Virginia and Maryland. Through other subsidiaries, PEPCO is engaged in regulated utility operations and in diversified competitive energy and telecommunications businesses. The Starpower joint venture is accounted for in the financial statements under the equity method of accounting and the Company’s pro-rata portion of Starpower’s operating results is included in the equity in income (loss) of unconsolidated entities line.

On January 24, 2004, PEPCO announced its intention to sell its fifty (50%) percent interest in Starpower as part of its ongoing efforts to redirect its focus on energy related investments. While the Company will attempt to ensure the continued operation of Starpower without adverse impact to customers or overall financial results of the joint venture, it can provide no assurances that a suitable buyer, willing to operate the joint venture on a comparable level, will be identified. In 1997, Starpower and PEPCO entered into an agreement for the lease of certain portions of PEPCO’s fiber system and under which PEPCO provides construction and construction management services to Starpower. The costs of such services provided by RCN and PEPCO to Starpower are believed to be equivalent to those that would be obtained from third party contractors. Starpower’s agreement with PEPCO remains in effect.

Segment Reporting

The Company reports its results as one reportable operating segment, which contains many shared expenses generated by the various revenue streams. Shared expenses incurred on a single network are not allocated to the Company’s revenue streams, as any such allocation would be costly, impractical and arbitrary. Management monitors the financial and operational performance of the Company in a way that differs from that depicted in the historical general purpose financial statements. These measurements include the consolidation of results of operations of Starpower, which is not consolidated under generally accepted accounting principles (“GAAP”). Such information, however, does not represent a separate segment under GAAP and, therefore, it is not separately disclosed. The use of non-GAAP financial disclosures represents management’s view of the total consolidated, operational results.

The following unaudited non-GAAP financial summary, highlights the results of operations on a consolidated basis for the twelve months ended December 31, 2003, 2002 and 2001, had Starpower been consolidated with the Company’s financial statements for these periods:

	For the years ended December 31,
	2003			2002			2001
	RCN Including Starpower (1)	Less Starpower (2)	RCN GAAP (1)	RCN Including Starpower (1)	Less Starpower(2)	RCN GAAP (1)	RCN Including Starpower (1)	Less Starpower (2)	RCN GAAP (1)
Total revenues	$590,343	$105,489	$484,854	$518,181	$84,687	$433,494	$466,630	$80,243	$386,386
Total direct costs	187,443	22,224	165,219	187,139	20,160	166,979	207,520	25,792	181,728

Margin	402,900	83,265	319,635	331,042	64,526	266,515	259,110	54,452	204,658
Total operating and selling, general and administrative costs	368,123	50,931	317,192	421,987	50,302	371,685	512,532	63,944	448,588

Adjusted EBITDA (3)	34,777	32,334	2,443	(90,945)	14,225	(105,170)	(253,422)	(9,492)	(243,930)
Non-cash stock-based compensation	4,780	88	4,692	37,721	—	37,721	62,955	—	62,955
Impairment and other charges	172,057	4,816	167,241	898,889	4,573	894,316	481,686	10,806	470,880
Depreciation and amortization	223,448	26,181	197,267	297,218	4,573	275,505	342,072	33,008	309,064

Operating loss	$(365,508)	$1,249	$(366,757)	$(1,324,773)	$(12,061)	$(1,312,712)	$(1,140,135)	$(53,306)	$(1,086,829)

(1)	Excludes results of central New Jersey operations which was sold February 19, 2003 and Carmel, New York operations, which was sold on March 8, 2004, both of which are included as discontinued operations for GAAP purposes. See Note 7, Discontinued Operations, to the Consolidated Financial Statements.
(2)	RCN owns 50% of Starpower, a joint venture in the Washington, D.C. market, which is accounted for as an equity investment in our condensed consolidated financial statements. Results of operations of Starpower have been presented here, net of related party transactions with RCN.
(3)	Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) - Non GAAP measure calculated as net income (loss) before interest, tax, depreciation and amortization, stock based compensation, extraordinary gains and special charges that management uses to measure performance and liquidity. Adjusted EBITDA is a meaningful indicator of profitability for capital-intensive businesses, and is a key valuation metric in the investment community. Other companies may calculate and define EBITDA differently than RCN.

Critical Accounting Policies

Revenue Recognition – Revenues are recognized as earned when evidence of an arrangement exists, services are rendered, the selling price is determinable and collection is reasonably assured. Telephone service revenues are recognized when services are provided. Local telephone revenues are based on tariff rates while long distance telephone revenue is based upon minutes of traffic processed in accordance with tariff and the rates of long-distance providers. Video and high-speed data revenues are recognized in the month service is provided and related cable installation revenues are recognized in the period of installation since they do not exceed the direct selling costs. Dial-up Internet revenues are earned based on the contract period. In 2003 the recognition of reciprocal compensation, the fee local exchange carriers pay to terminate calls on each other’s networks, changed from recording these fees as realized to recording an estimate based upon calls terminated on RCN’s network as a result of FCC rulings that enable to Company to accurately estimate these revenues.

Leases – The majority of the leases entered into by the Company are operating leases that are expensed based upon the payment terms. The Company has certain leases where it bears all substantial risks and rewards from the use of the leased item. These leases are accounted for as capital leases, with the asset and corresponding lease obligation recorded on the balance sheet.

Reserve for Bad Debts – Bad debt reserve is based on historical trends. The reserve for bad debts is based on a percentage of the aged accounts receivable balance.

Property, Plant and Equipment, and Depreciation — Property, plant and equipment is recorded at cost. The cost to build the Company’s network, including connecting first-time customers, is capitalized and includes all direct labor and materials, and certain indirect costs. Expenditures for repairs and maintenance are expensed as incurred, while equipment replacement and betterments are capitalized. Depreciation is provided on the straight-line method based on the useful lives of the various classes of depreciable property. The average estimated lives of depreciable property, plant and equipment are:

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

Overview of Operations

Approximately 92.7% of the Company’s revenue for 2003 is attributable to monthly telephone line service charges, local toll, special features and long-distance telephone service fees, monthly subscription fees for basic, premium, and pay-per-view cable television services, and fees or high-speed data services, dial up telephone modems, web hosting and dedicated access. The remaining 7.3% of revenue is derived mostly from reciprocal compensation.

The Company historically recognized reciprocal compensation revenue, which is the fee local exchange carriers pay to terminate calls on each other’s networks, as it was realized. This was due to the uncertainty of various legal and regulatory rulings that affected the Company’s ability to accurately determine the amount of reciprocal compensation revenue to recognize prior to the point in time such amounts were paid. Over the past year, the FCC has ruled on various tariff/interconnect rules that have now permitted RCN to accurately estimate the amount of reciprocal compensation revenue to be earned for calls terminated on its network in the period such services are rendered. Accordingly, during the twelve months ended December 31, 2003, the Company recognized approximately $28,003 of incremental reciprocal compensation revenue. Approximately $4,100 of this amount related to services rendered in calendar 2002. Additionally, the Company settled a dispute surrounding reciprocal compensation with an ILEC and recorded $20,902 as revenue.

Expenses primarily consist of direct expenses, operating, selling and general and administrative expenses, stock-based compensation, depreciation and amortization, and interest expense. Direct expenses include the cost of providing services such as cable programming, franchise costs and network access fees. Operating, selling and general and administrative expenses include customer service costs, advertising, sales, marketing, order processing, telecommunications network maintenance and repair (“technical expenses”), general and administrative expenses, installation and provisioning expenses, and other corporate overhead.

The Company continually reviews its facility requirements against lease obligations to identify excess space and opportunities to consolidate, exit or sublease excess facilities. As transactions occur, exit costs are recognized accordingly. In 2003, $ 14,534 in exit costs were recorded. (See Note 6, Impairment Charges and Accrued Exit Costs, to the Consolidated Financial Statements.)

Prior to the adoption of SFAS No. 145, the Company historically recorded gains upon the early retirement of debt as an extraordinary item. In the first quarter of 2002, an extraordinary gain of $13,073 from the early retirement of debt in which approximately $722 of cash was used, was recorded. In 2001, an extraordinary gain of approximately $484,011 from the early retirement of debt in which approximately $266,995 of cash was used was recorded. In accordance with SFAS No. 145, these gains have been reclassified. (See Note 15, Long-Term Debt, to the Consolidated Financial Statements.)

Results of Operations

The dollar amounts discussed in this section are in thousands, except where otherwise noted. Statistics and other disclosed non-dollar amounts are in whole numbers.

2003 Compared to 2002

Revenues:

In 2003, revenues increased $51,360, or 11.8%, to $484,854 from $433,494 in 2002. Included in the 2003 revenues is $20,902 related to the settlement with an ILEC related to certain disputes surrounding reciprocal compensation. As a result of this settlement, a cash payment of $18,500 along with $2,402 previously deferred were recognized as revenue. Excluding this settlement, recurring revenues in 2003 increased $30,456, or 7.0% over 2002. The revenue increase is due to a combination of rate increases and increased network connections for voice, video and high-speed data, offset by anticipated declines in dial-up connections. The majority of the increase in voice revenues was related to the growth of network connections, while rate increases contributed to the majority of the increase in video revenues. The growth in high-speed data revenues is mainly volume related as the service has been introduced in most markets. Management anticipates further continued erosion in dial-up connections and revenues in future years.

A summary of revenues, connections and average revenues per connections follows:

	Revenues				Connections
	For the years ended December 31,				For the years ended December 31,
	2003	2002	Change	%	2003	2002	Change	%
Voice	$146,265	$134,500	$11,765	9%	253,132	237,255	15,877	7%
Video	201,845	178,778	23,067	13%	370,187	358,200	11,987	3%
High-speed data	76,907	61,089	15,818	26%	174,898	135,457	39,441	29%
Dial-up	18,161	26,651	(8,490)	-32%	86,186	147,384	(61,198)	-42%
Other	41,676	32,476	9,200	28%	—	—	—

	$484,854	$433,494	$51,360	12%	884,403	878,296	6,107

	Average Monthly Revenue per Connection				Rate / Volume Analysis
	For the years ended December 31,				2003 versus 2002
	2003	2002	Change	%	Rate	Volume	Total
Voice	$48.15	$47.24	$0.91	2%	$2,764	$9,001	$11,765
Video	$45.44	$41.59	$3.85	9%	$17,084	$5,983	$23,067
High-speed data	$36.64	$37.58	$(0.94)	-2%	$(1,969)	$17,787	$15,818
Dial-up	$17.56	$15.07	$2.49	17%	$2,576	$(11,066)	$(8,490)

Direct Expenses:

The decrease in direct expenses was due primarily to voice and data network operating efficiencies resulting from network optimization and were partly offset by higher video costs resulting from increases in video connections, franchise fees and increases in basic and premium programming rates. The decrease in other direct expenses was primarily due to lower television production costs.

	For the years ended December 31,
	2003	2002	Change
Voice	$38,503	$38,048	$455
Video	113,126	99,718	13,408
High-speed data	11,984	19,515	(7,531)
Other	1,606	9,698	(8,092)

	$165,219	$166,979	$(1,760)

Operating, Selling, and General and Administrative Expenses

Operating, selling, and general and administrative expenses declined $54,493, or 14.7%, to $317,192 in 2003 as the Company continued to implement plans to reduce general and administrative expenses. Excluding one time restructuring costs incurred in 2003 as part of the negotiations to restructure the balance sheet of $5,267, operating, selling and general and administrative expenses declined $59,760, or 16.1% from 2002 levels. The savings primarily related to reduced salaries and employee related costs, and facilities expenses as a result of staff reductions in customer service and general administrative groups. Customer service operations were consolidated into one call center in September 2003, which resulted in additional personnel and facilities savings. Customer service also lowered the cost of outside agents handling service calls. The reductions in operating, general and administrative expenses are mainly due to lower information technology expenses in terms of personnel and software maintenance costs, and a reduction of performance based compensation. Network operations and construction, sales and marketing expenses were slightly reduced from 2002 levels reflecting mainly lower personnel related costs.

Components of Operating, selling, general and administrative costs are as follows:

	For the year ended December 31,
	2003	2002	Change
Network operations and construction	$109,523	$109,889	$(366)
Marketing and advertising	11,673	12,445	(772)
Sales	41,142	42,477	(1,335)
Customer service	37,309	52,591	(15,282)
Operating, general and administrative	117,545	154,283	(36,738)

	$317,192	$371,685	$(54,493)

Non-cash Stock-Based Compensation:

The non-cash stock-based compensation decreased $33,029, or 87.6%, to $4,692 for the full year 2003. The decrease was largely due to the effect of restricted stock cancellations and the attribution of expense associated with fewer stock option grants with lower fair values.

Depreciation and Amortization:

Depreciation and amortization expense in 2003, decreased $78,238 or 28.4%, to $197,267 from $275,505 in 2002. The decrease is due to the effect of previous disposition and impairment in the value of network construction materials, equipment and leasehold improvements as network expansion plans were curtailed to preserve capital.

Investment Income:

Investment income for 2003 of $6,260 decreased from $13,771 in 2002 due to lower interest rates and a decrease in average cash, temporary cash investments, short-term investments and restricted investments at December 31, 2003 compared to December 31, 2002, respectively. Cash, temporary cash investments, short-term investments, and restricted short and long-term investments were $252,600 at December 31, 2003 compared to $311,926 at December 31, 2002.

Interest Expense:

The increase in interest expense is primarily due to the expensing of previously capitalized debt issuance costs and commitment fees from the Fifth Amendment to the Credit Agreement offset by lower interest capitalization associated with reduced capital expenditures. (See Note 15, Debt, to the Consolidated Financial Statements.) These increases were partly offset by the debt extinguishment during the third quarter of 2003 and the first quarter of 2002.

Gain on Early Extinguishment of Debt:

During the quarter ended September 30, 2003, the Company completed a debt repurchase for certain of its Senior Discount Notes. Approximately $75,151 in book and face value of Senior Notes were retired. A gain of approximately $45,556 was recorded from the early retirement of debt in which approximately $27,806 of cash was paid. In addition, the Company incurred fees of approximately $1,147 and wrote off debt issuance costs of approximately $642. (See Note 15, Debt, to the Consolidated Financial Statements).

Impairments and other charges, net:

The Company recorded an impairment charge of $167,241 in 2003 as a result of further revisions to its operating plans. The current operating plan focuses on improvements to customer profitability by a concerted effort to migrate customers to the Company’s higher margin products and services. The impairment charge in 2003 also provides for sales of additional assets. (See Note 7, Asset Impairment and Accrued Exit Costs, to the Consolidated Financial Statements).

Other income (expense), net:

Other income (expense), net of $8,201 for the twelve months ended December 31, 2003, increased $5,292, or 181.9%, over 2002 reflecting primarily the gain on the disposition of a capital lease.

Income Tax:

The Company’s effective income tax rate was an expense of 0.39% and a benefit of 0.06%, respectively, for the years ended December 31, 2003 and 2002. The tax effect of the Company’s cumulative losses exceeded the tax effect of accelerated deductions, primarily depreciation, which the Company has taken for federal income tax purposes. As a result, the excess losses are not recognized in the financial statements. This accounting treatment does not impact cash flows for taxes or the amounts and expiration periods of actual net operating loss carryovers.

Equity in Income (Loss) of Unconsolidated Entities:

Equity in loss of unconsolidated entities for 2003 was $11,530 compared to a loss of $9,317 in 2002. Equity loss from Starpower was $34,341 in 2003 versus a loss of $39,855 in 2002, while equity earnings in Megacable were $22,811 and $30,490, in 2003 and 2002, respectively. Included in the 2003 results is an impairment charge of $35,000 reflecting a further write-down of the Company’s investment in Starpower. The write-down reflects the Company’s current assessment of the fair value of this investment based on its most recent operating plan. In 2002, the Company recorded a write down of $32,274 in the investment in Starpower.

Minority Interest in Loss of Consolidated Entities:

Minority interest primarily represents the interest of NSTAR in the results of RCN-Becocom. As discussed earlier, following NSTAR’s exchange of its joint venture ownership interest for RCN’s stock, the Company’s profit (loss) sharing ratio in the RCN-Becocom joint venture as of December 31, 2002 was 100%. As a result, no minority interest was recorded for twelve months ended December 31, 2003. Accordingly minority interest in loss of consolidated entities decreased $36,650 or 100.0% in the 12 months ended December 31, 2003.

Discontinued Operations:

During the third quarter 2003, the Company entered into a definitive agreement to sell its Carmel cable system assets and customers for approximately $120,000, subject to adjustments. The Carmel network services approximately 29,000 customers. The Company obtained the necessary consents and appropriate state and federal regulatory approval and closed on March 8, 2004. The sales price was subject to certain adjustments based on minimum subscriber levels and working capital items. The transaction was structured as an asset purchase, with the buyer assuming certain liabilities related to the business. In accordance with the Fifth Amendment to the Credit Agreement (see Liquidity and Capital Resources for discussion regarding the Fifth Amendment), proceeds of approximately $62,400 will be applied as a partial pay-down of the Company’s senior secured bank facility. In addition, approximately $44,858 of the net proceeds were placed into a collateral account that is restricted to prepay term loans under the Company’s senior secured credit facility or for the purchase of telecommunication assets, by the terms of the senior secured bank facility. In accordance with SFAS No. 144, the results of operations for Carmel are reported as discontinued operations.

On February 19, 2003, the sale of the central New Jersey cable system assets to Patriot was completed. The cash proceeds of the sale received were $239,644 including $14,690, net of purchase price adjustments of approximately $(355), that was held in escrow until February 9, 2004. The Company agreed to accept $10,800 of the escrow and to forgo the remaining as settlement of all purchase price adjustment claims. As a result, the Company recorded an adjustment to the previously recorded gain on the sale of approximately $166,144 net of taxes to a final gain of $163,684. In addition, the Company recorded net income of $2,830 from operations of the system from January 1, 2003 to February 19, 2003. In accordance with the Credit Agreement, an amount equal to the net cash proceeds of the sale of the central New Jersey cable system assets in excess of $5,000 was deposited into a cash collateral account. Other than the minimum $100,000 required to be maintained on deposit in the cash collateral account under the Fifth Amendment, (see Liquidity and Capital Resources for discussion regarding the Fifth Amendment) proceeds on deposit in the cash collateral account may be used (i) to repay any loans outstanding under the Credit Agreement, or (ii) to purchase telecommunications assets and/or for working capital if the Company does not have other available cash on hand to fund such expenditures. In accordance with SFAS No. 144, the results of operations for central New Jersey cable system have been reported as discontinued operations.

2002 Compared to 2001

Revenues:

Revenues for 2002 of $433,494 increased $47,108, or 12.2%, over 2001 revenues of $386,386. The increase was based on a combination of rate increases and increased network connections for voice, video and high-speed data, offset by declines in Dial-up Internet and other revenues. Rate increases contributed to the majority of the revenue growth for voice and video, while the increase in high-speed data revenues was split between rate and volume. The decline of dial-up revenues was mainly the result of lower connections. The decline in other revenues relates mainly to the sale or disconnection of approximately 3,600 resold high-speed connections not served by the Company’s broadband network.

A summary of revenues, connections and average monthly revenues per connection follows:

	Revenues				Connections
	For the years ended December 31,				For the years ended December 31,
	2002	2001	Change	%	2002	2001	Change	%
Voice	$134,500	$111,598	$22,902	21%	237,255	224,370	12,885	6%
Video	178,778	144,864	33,914	23%	358,200	340,747	17,453	5%
High-speed data	61,089	52,677	8,412	16%	135,457	96,442	39,015	40%
Dial-up	26,651	41,904	(15,253)	-36%	147,384	200,387	(53,003)	-26%
Other	32,476	35,343	(2,867)	-8%	—	—	—

	$433,494	$386,386	$47,108	12%	878,296	861,946	16,350

	Average Monthly Revenue per Connection				Rate / Volume Analysis
	For the year ended December 31,				2002 versus 2001
	2002	2001	Change	%	Rate	Volume	Total
Voice	$47.24	$41.45	$5.79	14%	$16,493	$6,409	$22,902
Video	$41.59	$35.43	$6.16	17%	$26,494	$7,420	$33,914
High-speed data	$37.58	$45.52	$(7.93)	-17%	$(12,898)	$21,310	$8,412
Dial-up	$15.07	$17.43	$(2.36)	-14%	$(4,169)	$(11,084)	$(15,253)

Direct Expenses

Direct expenses of providing services in 2002 of $166,979 decreased $14,749, or 8.1%, from $181,728 in 2001. The decrease is the result of initiatives to optimize and lower operating costs of the Company’s network. The Company sold digital subscriber lines not served by its broadband network, which accounts for the significant reduction in direct data costs and further optimized the routing of voice traffic. These savings were partly offset by higher franchise and programming fees.

Following is a table of direct expenses:

	For the year ended December 31,
	2002	2001	Change
Voice	$38,048	$50,254	$(12,206)
Video	99,718	79,916	19,802
High-speed data	19,515	40,334	(20,819)
Other	9,698	11,224	(1,526)

	$166,979	$181,728	$(14,749)

Operating, Selling and General and Administrative Expenses

Operating, selling and general and administrative expenses for 2002 of $371,685 decreased $76,903, or 17.1%, from 2001 reflecting efforts to achieve operating efficiencies. Most of the decrease was in general and administrative expenses, reflecting staff and facilities reductions which accounted for $31,470 and a decrease in legal expense of $26,560 due to a reduction in litigation and legal costs for franchise related exit costs. These savings were partially offset by higher computer system and maintenance contract costs associated with the new customer care and billing system of approximately $4,410 and higher professional fees related to regulatory compliance and accounting costs of approximately $890.

The reduction in Sales and Marketing expenses is due to a shift in the Company’s approach to selling, focusing more on direct mail and telemarketing as opposed to direct sales, resulting in lower overall costs per acquired connection in 2002. Advertising expenses increased in 2002 due to higher direct mail and newspaper advertising relating to campaigns introducing several new bundled service offerings and the preparation for the launch of MegaModem, in early 2003. Network expenses declined due to lower rental costs relating to the network, and lower repairs and maintenance costs.

Components of Operating, selling, general and administrative costs are as follows:

	For the year ended December 31,
	2002	2001*	Change
Network operations and construction	$109,889	$113,191	$(3,302)
Marketing and advertising	12,445	9,072	3,373
Sales	42,477	68,135	(25,658)
Customer service	52,591	52,598	(7)
Operating, general and administrative	154,283	205,592	(51,309)

	$371,685	$448,588	$(76,903)

*	2001 operating expenses have been reclassified to be consistent with management’s 2002 classification. The management discussion and analysis of 2001 results does not include this reclassification.

Non-cash Stock-Based Compensation:

Non-cash stock-based compensation in 2002, decreased $25,234, or 40.1%, from 2001, due to the cancellation of restricted stock grants in related to the reduction in the Company’s work force. The Company cancelled 1,097,303 restricted stock grants in the twelve months ended December 30, 2002.

Depreciation and Amortization:

Depreciation and amortization expense in 2002 decreased $33,559, or 10.9%, to $275,505 from $309,064 in 2001 mainly due to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Goodwill amortization in 2001 was $56,322 – there was no goodwill amortization expense in 2002.

Asset Impairment and Special Charges:

The Company recorded an asset impairment charge of $894,316 in 2002. This charge was the result of a more extensive reassessment of its operating plans as the continued slowdown in the telecommunications industry and economy severally limited new sources of capital. The Company further revised its growth plans following the completion of the “Fourth Amendment” to the Credit Agreement dated March 25, 2002. The then revised plans substantially limited future capital spending and network expansion in existing markets, and focused on improving customer penetration in existing markets and reducing operating expenses. As part of the revised growth plans, network capacity and utilization levels were reviewed to identify underutilized network-related assets. This review resulted in an asset impairment charge of $888,528. In addition, the Company recognized $5,788 of special charges for exiting excess real estate facilities in 2002, as a part of efforts to consolidate certain operating activities.

In 2001, $470,880 in asset impairment and special charges were recorded. These charges were based on an initial modification of growth plans that shifted from expansion into new markets to expanding existing markets and realigning resources to focus on core product offerings. As a result, during 2001, the Company assessed the recoverability of its investment in each market, which led to the recognition of impairment to goodwill of approximately $256,000, and the impairment of property and equipment of approximately $114,000. In addition, charges to dispose of excess construction materials were approximately $69,800 and estimated costs to exit excess facilities were approximately $31,000.

Investment Income:

Investment income for 2002 decreased $47,929, or 77.6%, to $13,771 from $61,700 in 2001 due to lower interest rates and a decrease in average cash, temporary cash investments, short-term investments and restricted investments during 2002.

Interest Expense:

Interest expense in 2002 decreased due to lower interest accretion on discount notes and the extinguishment of debt. For the twelve months ended December 31, 2002, interest expense decreased $29,018, or 14.8%, to $167,663 from $196,681 in 2001. The decrease resulted primarily from lower accretion on the 11.125%, 9.8% and 11.0% senior discount notes issued in October 1997, February 1998 and September 1998, respectively, and the debt extinguishment during 2002 and 2001. The total debt decreased $151,734, or 8.0%, to $1,744,414 at December 31, 2002 from $1,896,148 at December 31, 2001.

Income Tax:

The Company’s effective income tax rate was a benefit of 0.06% and 0.39%, respectively, for the years ended December 31, 2002 and 2001. The tax effect of the Company’s cumulative losses exceeded the tax effect of accelerated deductions, primarily depreciation, which the Company has taken for federal income tax purposes. As a result, the excess losses are not recognized in the financial statements. This accounting treatment does not impact cash flows for taxes or the amounts and expiration periods of actual net operating loss carryovers.

Equity in Loss of Unconsolidated Entities:

Equity losses of unconsolidated entities in 2002 decreased $7,868 to a loss of $9,317 from a loss of $17,185 for 2001. The losses from unconsolidated entities represent the Company’s investments in Starpower, Megacable, MCM Holding, and J2 Interactive. Equity losses in 2002 also include the impairment in the Starpower investment of $32,274, which represents the Company’s 50% share of the impact of revised growth plans for the joint venture.

The Company has imbedded goodwill in the investment in Megacable, which is no longer amortized in accordance with SFAS No. 142 beginning in 2002. The estimated amortization of goodwill in Megacable was approximately $7,200 in 2001.

Minority Interest in Loss of Consolidated Entities:

Minority interest in the loss of consolidated entities increased $14,319 to $36,650 in 2002 from $22,331 in 2001. The minority interest primarily represents the interest of NSTAR in the loss of RCN-BecoCom. Losses for year ended December 31, 2002 are primarily due to asset impairment and special charges related to RCN-BecoCom. NSTAR’s profit and loss sharing ratio in RCN-BecoCom was reduced to zero on June 19, 2002 following the completion of a third exchange of their ownership interest in RCN-BecoCom for RCN Common stock.

Discontinued Operations:

The income from discontinued operations represents the net operating results of the Central New Jersey cable system operations and Carmel, New York market. (See note 7 to the consolidated financial statements.) In accordance with GAAP, no depreciation or amortization is recorded for assets held for sale. Therefore, the Company stopped recording depreciation on assets sold as a part of its Central New Jersey operation as of August 27, 2002.

Gain on Retirement of Debt:

In 2002, the Company completed a debt repurchase for certain of its Senior Discount Notes. The Company retired approximately $24,037 and $22,142 in face value and book value respectively, of its Senior Discounts Notes. The Company recognized a gain of approximately $13,073 from the early retirement of debt in which 2,589,237 shares of common stock with a value of $7,875 were issued in addition to approximately $722 in cash was paid. In addition, fees of approximately $180 were incurred and debt issuance costs of approximately $292 were written off. During 2001, the Company retired approximately $816,000 of face amount debt with a book value of $740,940, which generated a gain of $484,011.

Related Party Transactions

The Company had the following material transactions with related parties during the year. The Company believes all transactions were designed to reflect arrangements that would have been agreed upon by parties negotiating at arm’s length:

As a result of the September 30, 1997 spin-off of RCN shares to holders of common equity of C-TEC, the predecessor to CTE, relationships exist that may lead to conflicts of interest. David McCourt is a director and executive officer of CTE. James Q. Crowe, Richard R. Jaros, Eugene Roth, Walter Scott, Jr. are directors of both CTE and the Company. The Company manages potential conflicts of interest on a case-by-case basis taking into consideration relevant factors including the requirements of the United States Securities and Exchange Commission, Nasdaq and prevailing corporate practices. The Company agreed to provide or cause to be provided certain specified services (management services) to CTE for a transitional period after the distribution. The total fee for 2002 and 2001 was approximately $1,200 each year. The agreement was terminated by CTE in December 2002. This transaction was not the result of an arm’s length negotiations as the Company and CTE have certain common officers and directors.

Based on the joint venture approved service agreement, the Company allocates certain identified expenses incurred to Starpower. These expenses include network cost allocations, customer call center costs, and general administrative costs. These identifiable costs totaled approximately $18,452 for the year ended December 31, 2003. Based on the Company’s interest in Starpower, 50% of these costs are recognized by the Company on the Equity in (loss) of unconsolidated entities line in the Consolidated Statements of Operations. The cost allocated to Starpower for the year ended December 31, 2002 was $17,782.

In 2003, the Company paid NSTAR approximately $4,779, primarily for network construction and separately paid NSTAR approximately $3,025 for utility services. For the years ended December 31, 2002 the total costs paid to NSTAR were approximately $10,630. Construction costs are capitalized and are recorded as Property, plant, and equipment on the Company’s Balance Sheets. Thomas J. May, Chairman and Chief Executive Officer of NSTAR, was a Director of the Company until December 24, 2003. Despite NSTAR surrendering its ownership interest in the Company’s Common stock, shares of RCN Common stock previously held by NSTAR are treated as issued and outstanding as of December 31, 2003, since NSTAR has not specifically assigned them to the Company.

In 2003, the Company paid Sordoni Skanska, a subsidiary of Skanska USA, as project manager, approximately $1,675 to oversee network construction and for related labor costs in several of the Company’s markets. The Company reimburses Sordoni Skanska for staff and administrative services, project management fees, and invoices from subcontractors. The Company also paid Barney Skanska approximately $78 for construction services relating to certain of the Company’s hub sites. For the years ended December 31, 2002 and 2001 the total costs paid were approximately $1,682 and $65,500, respectively. Construction costs are capitalized and are recorded as Property, plant, and equipment on the Company’s balance sheets. A former Director, who resigned from the Board of Directors effective December 3, 2002, was the President of Skanska USA.

In 2003, the Company paid Level 3 approximately $1,240 for network construction and approximately $3,161 for circuit costs. For the year ended December 31, 2002 the total costs paid were approximately $4,393. Level 3 owns 21.79% of the outstanding common stock in RCN as of December 31, 2003. In addition, the Company’s Chairman and Chief Executive Officer is also a Director of Level 3.

The Company has a data center outsourcing contract with (i)Structure, Inc., a subsidiary of Level 3. In 2003, the Company paid (i)Structure, Inc. $2,151 for hosting services.

The Company provided CTE local and long distance services of approximately $208 during 2003. CTE and CTSI, Inc. a subsidiary of CTE, provided the Company with local and long distance services of approximately $566. For the year ended December 31, 2002 and 2001 total costs paid to CTE and its subsidiaries were approximately $198 and $702, respectively.

In December 2002, the Company sold a parcel of real estate in Dallas, Pennsylvania to CTE for proceeds of $1,974. The sale price was based on independent appraisals. As part of the sale contract, the Company will pay no rent or operating costs from the date of sale until it exited the facility in 2003.

In 2003, the Company paid the Hanify and King law firm approximately $353 for legal services. In 2002 fees totaled $287. The Company’s Chairman and Chief Executive Officer and Director has a family member who is a partner with Hanify and King.

In 2003, the Company paid $200 to Liberty Mutual Insurance Company to lease office space for operations in the Boston market. Lease payments were $225 in 2002. Thomas J. May, a former Director of the Company, is also a Director of Liberty Mutual Insurance Company.

Liquidity and Capital Resources

The Company is negotiating a financial restructuring of its balance sheet with its Senior Secured Lenders, the Noteholders’ Committee and others. No agreement on such a restructuring has yet been reached. The Company intends that the continuing negotiations will lead to agreement on a consensual financial restructuring plan in the near term, although there is no assurance this will occur. The Company expects any financial restructuring to be implemented through a reorganization of the Company under Chapter 11. The Company believes that a consensual financial restructuring pursuant to a Chapter 11 reorganization would achieve the most successful financial outcome for the Company and its constituents.

The Company anticipates that a Chapter 11 filing would include RCN Corporation, the holding company, and does not intend that its material operating subsidiaries be included, although there is no assurance this will occur. Since financial restructuring negotiations are ongoing, the treatment of existing creditor and stockholder interests in the Company is uncertain at this time. However, the restructuring as currently contemplated will likely result in a conversion of a substantial portion of the Company’s outstanding Senior Notes into equity and an extremely significant, if not complete, dilution of current equity.

Available cash, temporary cash investments and short-term investments in 2003 decreased to $18,395 at December 31, 2003. In addition, at December 31, 2003 approximately $199,000 of cash was restricted under the terms of the Company’s Senior Secured Credit Facility. Because the Company’s cash, cash equivalents and short-term investments at December 31, 2003 and projected 2004 cash flows from operations are not sufficient to meet its anticipated cash needs for working capital, capital expenditures and other activities for the next twelve months, there is substantial doubt about the Company’s ability to continue as a going-concern opinion.

In connection with its financial restructuring negotiations, the Company did not make an approximately $10,300 interest payment due January 15, 2004 on its 10 1/8% Senior Notes due 2010 (the “10 1/8% Senior Notes”) within the 30-day grace period provided under the indenture governing the 10 1/8% Senior Notes. The Company also did not make an approximately $14,200 interest payment due February 15, 2004 on its 9.8% Senior Discount Notes Due 2008 (the “9.8% Senior Notes”) within the 30-day grace period provided under the indenture governing the 9.8% Senior Notes.

On February 14, 2004, the Company announced that it, the Senior Secured Lenders and members of the Noteholders’ Committee entered into forbearance agreements under which the Senior Secured Lenders and members of the Noteholders’ Committee agreed not to declare any Events of Default, which they would be entitled but not required to do, under the Company’s senior credit facilities or Senior Notes, respectively, as a result of the Company not making the interest payment on the 10 1/8% Senior Notes prior to the end of the applicable grace period. The initial forbearance agreements were set to expire on March 1, 2004. On March 1, 2004, the Company announced that the Senior Secured Lenders and members of the Noteholders’ Committee had agreed to extend the forbearance agreements to March 15, 2004, and on March 15, 2004, the Company announced that the forbearance agreements had been further extended to April 1, 2004 and expanded to cover the interest payment default on the 9.8% Senior Notes and other defaults.

The Company’s objective is to reach agreement on a consensual financial restructuring plan during the current forbearance period. If financial restructuring negotiations were to proceed beyond that period or were to end, however, additional forbearance, waiver and/or amendment agreements would be needed to support the Company’s continuing operations. In addition, in the absence of an agreement on a consensual financial restructuring upon expiration of the forbearance agreements, the Senior Secured Lenders and members of the Noteholders’ Committee who hold 10 1/8% Senior Notes and 9.8% Senior Notes would be entitled, but not required, to declare the Company’s senior credit facilities and the outstanding 10 1/8% Senior Notes and 9.8% Senior Notes, respectively, immediately due and payable.

Any acceleration of amounts due under the Company’s senior credit facilities or the 10 1/8% Senior Notes or the 9.8% Senior Notes would, due to cross default provisions in the Company’s indentures governing its other senior notes, entitle, but not require, the holders of other senior notes to declare the Company’s other senior notes immediately due and payable if they so choose. Holders of 10 1/8% Senior Notes or the 9.8% Senior Notes that are not members of the Noteholders’ Committee are not subject to the terms of the forbearance agreements. If acceleration of the Company’s senior credit facilities and 10 1/8% Senior Notes or the 9.8% Senior Notes were to occur, RCN would not, based on current and expected liquidity, have sufficient cash to pay the amounts that would be payable.

Although the Company is actively pursuing discussions towards a final agreement on a consensual financial restructuring, there can be no assurance that such an agreement will ultimately be reached, that the Company will be able to obtain further extensions of its forbearance agreements with the Senior Secured Lenders and members of the Noteholders’ Committee, or that holders of 10 1/8% Senior Notes or the 9.8% Senior Notes that are not members of the Noteholders’ Committee will not declare an Event of Default under the 10 1/8% Senior Notes or the 9.8% Senior Notes (which would terminate the forbearance agreement with Lenders), or seek other remedies available under applicable law or the terms of the 10 1/8% Senior Notes or the 9.8% Senior Notes, prior to such time. The Company will continue to apply substantial effort and resources to reaching a formal agreement on a consensual financial restructuring while also continuing to evaluate the best alternatives for the Company under current circumstances and as discussions and events unfold.

Net cash used in operating activities of $170,250 consisted of $325,701 in net losses from continuing operations before preferred dividends and accretion adjusted for non-cash items which included $197,267 in depreciation and amortization, $14,370 in accretion of discounted debt, $12,335 in provision for losses on accounts receivable and a gain on debt tender of $45,556. In addition, $42,845 was used in working capital consisting mostly of decreases in accounts payable, related party payables, accrued expenses and accounts receivable, and increases in related party receivables and prepaid expenses.

Net cash provided by investing activities of $194,864 resulted from proceeds for the sale of discontinued operations of $239,644 and decreases of short term investments of $227,641and reclassification of $199,285 to restricted cash which includes a portion of the proceeds from the sale of discontinued operations in accordance with the Credit Agreement, which requires an amount equal to the net cash proceeds of the sale in excess of $5,000 be deposited into a cash collateral account. These increases were offset by additions to property, plant, equipment and construction materials of $87,481 for continuing operations.

Cash used in financing activities of $55,584 consisted primarily of $68,000 in repayment under of long-term debt, $2,590 in capital lease principal and buyout payments and $12,853 of payments made for debt financing costs made primarily to secure the Fifth Amendment to our Credit Agreement. These uses were offset by $27,806 in proceeds from the issuance of long-term debt. (See Note 15, Debt, to the Consolidated Financial Statements.)

Senior Secured Credit Facility

The following summarizes the Company’s existing Senior Secured Credit Facility:

•	Original Transaction — In June 1999, the Company and certain of its subsidiaries (together the “Borrowers”), entered into a $1,000,000 Senior Secured Credit Facility (the “Credit Facility”) with the JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank) and certain other lenders. The collateralized facilities were comprised of a $250,000 seven-year revolving credit facility (the “Revolver”), a $250,000 seven-year multi-draw term loan facility (the “Term Loan A”) and a $500,000 eight-year term loan facility (the “Term Loan B”). All three facilities are governed by a single credit agreement dated as of June 3, 1999 (as amended, the “Credit Agreement”). The Credit Agreement has been amended as described below.

•	Fifth Amendment to the Credit Agreement – The Company is presently operating under the Fifth Amendment to the Credit Agreement dated March 7, 2003 (the “Fifth Amendment”). The Fifth Amendment amends certain financial covenants and certain other negative covenants to reflect the Company’s then current business plan and amends certain other terms of the Credit Agreement, including increases to the margins payable there under if the aggregate amount of outstanding loans exceeds certain thresholds on July 1, 2004. In connection with the Fifth Amendment, the Company agreed to pay to certain lenders an aggregate fee of approximately $7,062 and to permanently reduce the amount available under the Revolver from $187,500 to $15,000. The Fifth Amendment permits the Company to incur up to $500,000 of additional indebtedness that may be secured by a junior lien on the Company’s assets and permits the use up to $125,000 of existing cash and proceeds of this new indebtedness to repurchase its outstanding Senior Notes and Senior Discount Notes. The Company also agreed to repay outstanding term loans with 50% of the first $100,000 of net proceeds received from asset sales, 80% of net proceeds received from asset sales in excess of $100,000 and 50% of cash interest savings realized by the Company from repurchases of its outstanding senior notes. Further, the Company agreed to maintain a cash collateral account for the benefit of the lenders under the Credit Agreement that will have at least $100,000 on deposit at all times (the “Minimum Cash Balance Requirement”). The Fifth Amendment requires that, starting on December 31, 2003, the Minimum Cash Balance Requirement was increased by an amount, to be recalculated each quarter, equal to $125,000 minus the amount of cash the Company used to repurchase its outstanding Senior Notes and Senior Discount Notes during such quarter less the amount of interest savings not realized as a result of such repurchases being in an amount less than $125,000. In addition, if the Company withdraws money from the cash collateral account, it must replenish the account with future cash obtained by the Company or any subsidiary in excess of $25,000. As a result of the Fifth Amendment, the Company will not be able to borrow money that may otherwise have previously been available to it under the Revolver, and can make no assurances that it will be able to raise any of the $500,000 of additional indebtedness now permitted under the terms of the Amendment. In addition, the requirement that the Company maintain a minimum balance of at least $100,000 in the cash collateral account significantly reduces the amount of cash available to the Company to invest in its business and execute its current business plan. The Company also entered into four previous amendments to the Credit Agreement, as described below.

At December 31, 2003 there were no outstanding loans under the Revolver. In accordance with the Amendment, the Revolver can also be utilized for letters of credit up to a maximum of $15,000. At December 31, 2003, there were $15,000 in letters of credit outstanding under the Revolver and the Company also had letters of credit outside the Revolver of $21,021 collateralized by restricted cash. As of December 31, 2003, a total of $506,744 was outstanding under Terms loans A and B.

•	Fourth Amendment to the Credit Agreement – dated March 25, 2002 (the “Fourth Amendment”) amended certain financial covenants and certain other negative covenants to reflect the Company’s business plan at that time and amended certain other terms of the Credit Agreement, including increases to the margins and commitment fee payable thereunder. In connection with the Fourth Amendment, the Company agreed to pay to certain lenders an aggregate fee of approximately $12,900, to repay $187,500 of outstanding term loans under the Credit Facility and to permanently reduce the amount available under the revolving loan from $250,000 to $187,500. The Company also agreed that it would not draw down additional amounts under the Revolver until the later of the date on which the Company delivers to the lenders financial statements for the period ending March 31, 2004 and the date on which the Company delivers to the lenders a certificate with calculations demonstrating that the Company’s EBITDA was at least $60,000 in the aggregate for the two most recent consecutive fiscal quarters. In connection with the Fourth Amendment, each of the lenders party thereto also agreed to waive any default or event of default under the Credit Agreement that may have occurred prior to the date of the Amendment.

•	Third Amendment to the Credit Agreement – dated May 31, 2001 and permits the Company to make purchases of indebtedness of the Company solely with equity proceeds of, or solely in exchange for, Common Stock of the Company or Non-Cash Pay Preferred stock (as defined therein) of the Company provided that, among other things, the amount of such purchases made with equity proceeds does not exceed $300,000 in the aggregate.

•	Second Amendment to the Credit Agreement – dated December 3, 2000, amended certain financial covenants.

•	First Amendment to the Credit Agreement – dated June 28, 2000, amended certain financial covenants and gave the Company the ability to request from the JPMorgan Chase Bank up to $500,000 of incremental term loans. To the extent that JPMorgan Chase is unable to arrange commitments to the Company for the amount requested, then the Company has the right to arrange the shortfall in incremental loans from other banks or financial institutions.

Evergreen Facility

In June 2003, the Company entered into a $41,500 Commercial Term Loan and Credit Agreement (the “Evergreen Facility”) with Evergreen Investment Management Company, LLC and certain of its affiliates (“Evergreen”). Evergreen’s commitment initially expired September 4, 2003 but had been extended, and subsequently expired, on November 3, 2003. Any term loans made under the Evergreen Facility will mature on June 30, 2008. The interest rate on the Evergreen loans is 12.5% per annum; however, no cash interest is payable until April 1, 2006. The interest rate is subject to upward adjustment in the event the Company incurs new indebtedness within 90 days after closing at a higher rate. In the event the Company or certain of its subsidiaries receive net proceeds in respect of certain prepayment events such as asset sales or casualty events and such net proceeds are not applied to the repayment of amounts outstanding under the Credit Facility, the Company must repay the Evergreen loans in an aggregate amount equal to such net proceeds or use such proceeds to acquire telecommunications assets, or for working capital. Following the termination of the Credit Facility, the Company must apply 50% of the net proceeds from such assets sales or casualty events to repay the Evergreen loans and not to reinvestment. The Company must apply 50% of excess cash flow for each fiscal year commencing on the earlier of (i) the fiscal year ending December 31, 2007 or (ii) the fiscal year in which all amounts outstanding under the Credit Facility have been paid in full or the Credit Facility does not prohibit such payment to prepay the Evergreen loans, provided that any lender may waive its right to receive the amount of such mandatory prepayment, and any amount will be applied to the mandatory prepayment of other Evergreen loans on a pro rata basis. Evergreen has a second priority lien on substantially all assets of the Company. The Evergreen Facility contains affirmative covenants, negative covenants and events of default substantially similar to those set forth in the Credit Facility. Upon closing, the Company paid a 4% or $1,660 funding fee to Evergreen. As of December 31, 2003 approximately $27,252 was outstanding under the Evergreen Facility.

In connection with the signing of the Evergreen Facility, the Company issued warrants to Evergreen to purchase 4,150,000 shares of Common stock at an initial exercise price of $1.25 per share. The warrants are exercisable any time following three months from their issuance. The Company valued the warrants using the Black-Scholes pricing model, applying an expected life of 5 years, a weighted average risk-free rate of 3.5%, a volatility rate of 70% and a deemed value of Common stock of $1.67 per share. The estimated value of the warrant, $4,026 was recorded as a contra long-term debt liability to be amortized over the next 5 years. The balance of the debt discount was $3,556 at December 31, 2003.

Senior Notes

The Company has continued to repurchase Senior Notes to lower its debt levels. The Company made tender offers to purchase certain of its Senior Notes, which it purchased in 2003, 2002 and 2001. The Company recognized gains of $45,556, $13,073 and $484,011 on debt extinguishment in the years ended December 31, 2003, 2002 and 2001, respectively. During 2003 the Company completed a debt repurchase for certain of its Senior Discount Notes. Approximately $75,151 in book and face value of Senior Discount Notes were retired. A gain of approximately $45,556 was recorded from the early retirement of debt in which approximately $27,806 of cash was paid. In addition, the Company incurred fees of approximately $1,147 and wrote off debt issuance costs of approximately $642.

In 2002, the Company completed two debt repurchases for certain of its Senior Discount Notes. The Company retired approximately $24,037 in face amount of debt with a book value of $22,142 and recognized a gain of approximately $13,073 from the early retirement of debt in which approximately $722 in cash was paid and 2,589,237 shares of common stock with a value of $7,875 were issued. In addition, the Company incurred fees of $180 and wrote off debt issuance costs of $292.

During 2001, the Company completed several debt tender offers to purchase certain of its Senior and Senior Discount Notes. The Company retired approximately $816,000 in face amount of debt with a book value of $740,940. The Company recognized a gain of approximately $484,011 from the early retirement of debt in which approximately $226,995 in cash was paid and 1,988,966 of shares of common stock with a value of $5,850 were issued. In addition, the Company incurred fees of $14,428 and wrote off debt issuance costs of $9,656. The Company also saved approximately $20,000 in interest payments in 2002 related to the debt buybacks.

The Company had the following contractual obligations at December 31, 2003:

Contractual Obligations		Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Senior Notes		$1,109,506	$1,109,506	$—	$—	$—
Interest on aggregate debt	(1)	497,213	116,211	235,996	94,993	50,013
Term Loans and Evergreen Facility		533,996	533,996	—	—	—
Capital Leases		11,083	11,083	—	—	—
Operating Leases		255,160	26,253	49,236	61,072	118,599
Nonbinding purchase and other commitments	(2)	21,827	21,827	—	—	—

Total Contractual Obligations		$2,428,785	$1,818,876	$285,232	$156,065	$168,612

(1)	RCN’s estimate of its cash requirement for interest payments is based on known future cash interest payments related to its fixed rate debt instruments as of December 31, 2003. These estimates also assume that the debt is repaid and not refinanced at maturity.
(2)	Includes unfulfilled purchase orders, construction commitments and various other commitments arising in the normal course of business.

At December 31, 2003, the Company had the following other commercial commitments:

Other Commercial Commitments	Total	Less than 1 year	1-2 years	3-4 years	5 years and after
Letters of Credit - Collateralized by Revolver	$15,000	$—	$15,000	$—	$—
Letters of Credit - Collateralized by Restricted Cash	21,021	69	4,582	210	16,160

Total Contractual Obligations	$36,021	$69	$19,582	$210	$16,160

Preferred Stock

The Company has two tranches of redeemable preferred stock, Series A and Series B. At December 31, 2003 the Company had paid cumulative dividends in the amount of $600,957 in the form of additional Series A and B Preferred Stock. At December 31, 2003 the number of common shares that would be issued upon conversion of the Series A and B Preferred Stock was 32,422,247.

New Accounting Standards

In August 2001, FASB issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets”. SFAS No. 143 requires retirement obligations to be recognized when they are incurred and displayed as liabilities, with a corresponding amount capitalized as part of the related long-lived asset. The capitalized element is required to be expensed using a systematic and rational method over its useful-life. SFAS 143 was adopted by the Company commencing January 1, 2003 and did not have a significant impact on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission on FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Under certain provisions of SFAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items net of the effects of income taxes. Instead, those gains and losses should be included as a component of income before income taxes. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item will be reclassified upon adoption. Had the Company adopted SFAS No. 145 in the fiscal year 2002, the extraordinary gains on early retirement of debt of $13,073 in 2002 and $484,011 in 2001 would have been reflected in loss before income taxes. There would be no resulting change in the reported net loss.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addressed financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity. It also established fair value as the objective for initial measurement of the liability. SFAS No. 146 was adopted by the Company for exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation Number 45 (“FIN 45”), “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company adoption of FIN 45 did not have a material impact on the financial position, cash flows or results of operations of the Company.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with vesting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation is effective immediately for variable interest entities created after February 1, 2003. In December 2003, the FASB published FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN-46(R)). FIN 46(R), among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement is effective for periods ending after December 15, 2003. The Company does not have any interest in any entity that requires disclosure or consolidation as a result of adopting the provision of FIN 46.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 was adopted on July 1, 2003 and the adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

Forward-Looking and Cautionary Statements

The information contained in the Annual Report should be read carefully, particularly considering any risk factors that have been set forth in this Annual Report and other reports or documents the Company has filed from time to time with the SEC. Some of the statements made in this Form 10-K discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, these so-called forward-looking statements can be identified by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. The forward-looking information is based on information currently available to Management. The risks and uncertainties described below are those that the Company believes are material and, if they occurred, would have an adverse impact on RCN’s financial condition and operating results. These risk and uncertainties can be summarized into three main areas: the Company’s present financial condition, operational issues inherent in the telecommunication industry and managing through the restructuring process. Actual results could differ materially from anticipated results contained in any forward-looking statements in the Report if the Company fails to do any of the following:

Present Financial Position

•	Access to restricted cash as it continues negotiations to restructure its balance sheet

•	Effectively manage operations while it negotiates with Senior Secured Lenders, the Noteholders’ Committee and others

Operational Issues

•	Effectively compete and manage changes within its industry

•	Obtain and maintain appropriate regulatory approvals

•	Retain and attract qualified management and other personnel

•	Maintain strategic alliances to provide services in key markets

•	Maintain relationships with key vendors

•	Manage programming services

•	Manage conflicts of interest with other companies

•	Manage the networks to minimize failures and disruptions

Restructuring Process

•	Reach agreement on a consensual restructuring

•	Finance operations during the restructuring

•	Manage Company operations during the restructuring – including relationships with customers, key vendors and key personnel

The Company is not obligated to publicly update any forward-looking statement due to new information or as the result of future events.

These risks should be read in conjunction with those set forth herein under ITEM 1. Business – Risk Factors section and with the summary under the caption “Risk Factors” in the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 2, 2000. Statements in this Form 10-K should be evaluated in light of these important factors.

Item 7a. Quantitative & Qualitative Disclosures About Market Risk.

The Company has adopted Item 305 of Regulation S-K “Quantitative & qualitative disclosures about market risk” which is effective in financial statements for fiscal years ending after June 15, 1998. The Company currently has no items that relate to “trading portfolios”. Under the “other than trading portfolios” the Company does have four short-term investment portfolios categorized as available for sale securities that are stated at cost, which approximates market, and which are re-evaluated at each balance sheet date and one portfolio that is categorized as held to maturity which is an escrow account against a defined number of future interest payments related to the Company’s (10% Senior Discount Notes). These portfolios consist of Federal Agency notes, Commercial Paper, Corporate Debt Securities, Certificates of Deposit, U.S. Treasury notes, and Asset Backed Securities. The Company believes there is limited exposure to market risk due primarily to the small amount of market sensitive investments that have the potential to create material market risk. Furthermore, the Company’s internal investment policies have set maturity limits, concentration limits, and credit quality limits to minimize risk and promote liquidity. The Company did not include trade accounts payable and trade accounts receivable in the “other than trading portfolio” because their carrying amounts approximate fair value.

The objective of the company’s “other than trading portfolio” is to invest in high quality securities and seeks to preserve principal, meet liquidity needs, and deliver a suitable return in relationship to these guidelines.

RCN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share and Per Share Data)

	For the years ended December 31,
	2003	2002	2001
Revenues	$484,854	$433,494	$386,386
Costs and expenses, excluding non-cash stock based compensation, depreciation and amortization
Direct expenses	165,219	166,979	181,728
Operating and selling, general and administrative	317,192	371,685	448,588
Non-cash stock based compensation	4,692	37,721	62,955
Impairments and other charges, net	167,241	894,316	470,880
Depreciation and amortization	197,267	275,505	309,064

Operating loss	(366,757)	(1,312,712)	(1,086,829)
Investment income	6,260	13,771	61,700
Interest expense	(180,206)	(167,663)	(196,681)
Gain on early extinguishment of debt	45,556	13,073	484,011
Other income, net	8,201	2,909	36,033

Loss from continuing operations before income taxes	(486,946)	(1,450,622)	(701,766)
Income tax (provision) benefit	(1,271)	994	3,772

Loss from continuing operations before equity in unconsolidated entities and minority interest	(488,217)	(1,449,628)	(697,994)
Equity in income (loss) of unconsolidated entities	23,470	22,957	(17,186)
Impairment of unconsolidated entity	(35,000)	(32,274)	—
Minority interest in loss of consolidated entities	—	36,650	22,331

Net loss from continuing operations	(499,747)	(1,422,295)	(692,849)
Income from discontinued operations, net of tax of $0, $187 and $90 (including net gain on disposal of $163,684, in the year ended December 31, 2003)	174,046	14,106	8,060

Net loss	(325,701)	(1,408,189)	(684,789)
Preferred dividend and accretion requirements	173,392	162,150	151,663

Net loss to common shareholders	$(499,093)	$(1,570,339)	$(836,452)

Basic and diluted loss per common share
Net loss from continuing operations	$(6.07)	$(14.92)	$(8.97)

Net income from discontinued operations	1.57	0.13	0.09

Net loss to common shareholders	$(4.50)	$(14.78)	$(8.89)

Weighted average shares outstanding, basic and diluted	110,877,797	106,211,979	94,117,391

The accompanying notes are an integral part of these Consolidated Financial Statements.

RCN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Data)

	December 31,
	2003	2002
ASSETS

Current Assets:
Cash and temporary cash investments	$18,395	$49,365
Short-term investments	—	227,641
Accounts receivable from related parties	13,329	10,068
Accounts receivable, net of reserve for doubtful accounts of $5,923 and $10,653	45,378	55,120
Unbilled revenues	1,105	770
Interest and dividends receivable	1,170	1,595
Prepayments and other current assets	33,064	17,754
Short-term restricted investments	134,205	34,920
Current assets of discontinued operations	2,375	5,985

Total current assets	249,021	403,218

Property, plant and equipment, net of accumulated depreciation of $900,458 and $777,580	908,009	1,213,377
Investments in joint ventures and equity securities	202,095	228,231
Intangible assets, net of accumulated amortization of $18,266 and $64,913	1,503	1,741
Goodwill, net	6,130	6,130
Long-term restricted investments	100,000	—
Deferred charges and other assets	34,430	43,594
Noncurrent assets of discontinued operations	28,168	93,981

Total assets	$1,529,356	$1,990,272

The accompanying notes are an integral part of these Consolidated Financial Statements.

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Current maturities of capital lease obligations	$11,083	$1,604
Current maturities of long-term debt	1,643,502	35,813
Accounts payable	22,697	26,994
Accounts payable to related parties	3,715	14,114
Advance billings and customer deposits	26,906	26,770
Accrued expenses	42,377	64,663
Accrued interest	37,235	26,228
Accrued cost of sales	32,019	43,739
Accrued exit costs	38,095	30,667
Accrued employee compensation and related expenses	28,556	39,974
Deferred income taxes	18	18
Current liabilities of discontinued operations	3,330	7,722

Total current liabilities	1,889,533	318,306

Long-term debt	—	1,706,997
Other deferred credits	6,398	4,166
Minority interest	—	791

Commitments and contingencies

Preferred stock, Series A, convertible, par value $1 per share, 708,000 shares authorized, 347,213 and 323,934 shares issued and outstanding, respectively	340,293	316,342
Preferred stock, Series B, convertible, par value $1 per share, 2,681,931 shares authorized, 1,201,228 and 2,009,335 shares issued and outstanding, respectively	1,432,017	1,988,084

Shareholders’ deficit:
Preferred stock, par value $1 per share, 21,610,069 authorized, none issued and outstanding	—	—
Class A Common stock, par value $1 per share, 500,000,000 shares authorized, 112,151,560 and 110,795,577 shares issued and 110,835,000 and 110,112,710 shares outstanding, respectively	112,152	110,796
Class B Common stock, par value $1 per share, 400,000,000 shares authorized, 11,424,810 and none issued and outstanding	11,425	—
Additional paid-in-capital	2,150,418	1,451,744
Accumulated deficit	(4,388,478)	(3,889,385)
Unearned compensation expense	(342)	(4,336)
Cumulative translation adjustments	(13,990)	(5,134)
Unrealized appreciation on investments	240	1,484
Treasury stock, 1,316,560 and 682,867 shares at cost	(10,310)	(9,583)

Total shareholders’ deficit	(2,138,885)	(2,344,414)

Total liabilities, redeemable preferred stock and shareholders’ deficit	$1,529,356	$1,990,272

The accompanying notes are an integral part of these Consolidated Financial Statements.

RCN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For the years ended December 31,
	2003	2002	2001
Cash flows from operating activities
Net loss	$(325,701)	$(1,408,189)	$(684,789)
Income from discontinued operations	(10,362)	(14,106)	(8,060)
Gain on sale of discontinued operation	(163,684)	—	—

Net loss from continuing operations	(499,747)	(1,422,295)	(692,849)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Accretion of discounted debt	14,370	69,656	112,500
Amortization of financing costs	15,762	15,295	8,266
Non-cash stock based compensation expense	4,692	37,721	62,955
(Gain) loss on sale of assets	(8,386)	3,089	(12,912)
Loss on assumption of subsidiary	—	—	(606)
Gain on early extinguishment of debt	(45,556)	(13,073)	(484,011)
Depreciation and amortization	197,267	275,505	309,064
Deferred income taxes, net	—	(807)	(338)
Provision for losses on accounts receivable	12,335	12,490	13,952
Equity in (income) loss of unconsolidated entities	(23,470)	(22,957)	17,186
Impairment of unconsolidated entity	35,000	32,274	—
Impairments and other charges	167,241	894,316	470,880
Minority interest	—	(36,650)	(22,331)
Write down of cost based investment	—	2,246	—

	(130,492)	(153,190)	(218,244)
Net change in certain assets and liabilities, net of business acquisitions:
Accounts receivable and unbilled revenues	(2,931)	(21,764)	(4,630)
Accounts payable	(4,579)	(9,204)	(162,258)
Accrued expenses	(9,043)	(42,629)	4,058
Accounts receivable from related parties	(3,261)	6,611	20,282
Accounts payable to related parties	(10,117)	(8,766)	(69,231)
Unearned revenue, advanced billing and customer deposits	135	(3,207)	3,043
Other	(13,049)	3,220	4,774

Net cash used in continuing operations	(173,337)	(228,929)	(422,206)
Cash provided by discontinued operations	3,087	26,115	19,430

Net cash used in operating activities	(170,250)	(202,814)	(402,776)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Cash flows from investing activities:
Additions to property, plant and equipment	(87,481)	(106,953)	(479,990)
Additions to construction material	—	(31,156)	(10,347)
Short-term investments	227,641	133,165	1,004,568
Investment in unconsolidated joint venture	(2,000)	(7,500)	(50,500)
Distribution from unconsolidated joint venture	7,750	—	—
Proceeds from sale of assets	17,408	22,872	54,294
Increase in restricted cash	—	(11,244)	(23,676)
Discontinued operations	(8,813)	(4,950)	(23,302)
Proceeds from sale of discontinued operations	239,644	—	—
Increase in investments restricted for debt service	(199,285)	—	—
Other	—	—	283

Net cash provided by (used in) investing activities	194,864	(5,766)	471,330

Cash flows from financing activities:
Repayment of long-term debt	(68,000)	(203,062)	(246,366)
Repayment of capital lease obligations	(2,590)	(2,634)	(2,482)
Proceeds from the issuance of stock	—	—	50,000
Payments made for debt financing costs	(12,853)	(12,219)	—
Proceeds from the issuance of long-term debt	27,806	—	250,000
Proceeds from the exercise of stock options	53	4	137
Contribution from minority interest	—	(364)	—

Net cash provided by (used in) financing activities	(55,584)	(218,275)	51,289

Net increase (decrease) in cash and temporary cash investments	(30,970)	(426,855)	119,843
Cash and temporary cash investments at beginning of period	49,365	476,220	356,377

Cash and temporary cash investments at end of period	$18,395	$49,365	$476,220

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest (net of $1,430, $9,132 and $32,765 capitalized in 2003, 2002 and 2001, respectively)	$137,794	$78,102	$87,992

Income taxes	$56	$1,416	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Supplemental Schedule of Non-cash Investing and Financing Activities

During the years ended December 31, 2003, 2002 and 2001, the Company entered into capital lease obligations of $1,397, $3,823, and $18,601 respectively.

Preferred stock dividends in the form of additional shares of redeemable preferred stock aggregated $167,669, $156,427 and $145,941 in 2003, 2002 and 2001, respectively.

Non-cash accretion of preferred stock was $5,723, $5,723 and $5,722 in 2003, 2002 and 2001, respectively.

During 2002, the Company issued 2,589,237 shares of the Company’s Common stock, with a fair value of $7,875 to retire long-term debt with a face value of $24,037.

During 2002, NSTAR received 7,500,000 shares of the Company’s Common stock with a market value of $11,625, in exchange for NSTAR’s 17.83% investment in RCN-Becocom, which had a carrying value of approximately $13,781. Following this exchange, NSTAR’s profit and loss sharing ratio in the RCN-Becocom joint venture was reduced to zero.

During 2002, the Company issued 25,862 shares of treasury stock. The treasury stock was issued in lieu of vendor cash payments with a fair value of $76.

During 2003, Vulcan Ventures, Inc. converted 705,507 shares of Series B Preferred Stock into 11,424,810 shares of Class B Common stock.

RCN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Common Shareholders’ Deficit

For the years ended December 31, 2003, 2002 and 2001

	Common Stock Class A	Common Stock Class B	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Unearned Compensation Expense	Unrealized Cumulative Translation Adjustment	Appreciation/ Depreciation on Investments	Total Common Shareholders’ Equity(Deficit)
Balance, December 31, 2000	$87,104	$—	$1,325,018	$(1,482,594)	$(9,591)	$(25,889)	$(6,695)	$8,125	$(104,522)
Net loss to common shareholders	—	—	—	(836,452)	—	—	—	—	(836,452)
Stock plan transactions	2,343	—	49,730	—	—	(9,559)	—	—	42,514
Common stock offering	7,661	—	42,339	—	—	—	—	—	50,000
Stock issued to retire long-term debt	1,989	—	3,861	—	—	—	—	—d	5,850
Recognition of unearned compensation	—	—	—	—	—	19,550	—	—	19,550
Common stock issued in connection with acquisitions	744	—	(3,649)	—	—	—	—	—	(2,905)
Treasury stock issuance	—	—	(770)	—	1,282	—	—	—	512
Unrealized depreciation on investments	—	—	—	—	—	—	—	(5,176)	(5,176)
Cumulative translation adjustment	—	—	—	—	—	—	(1,513)	—	(1,513)

Balance, December 31, 2001	$99,841	$—	$1,416,529	$(2,319,046)	$(8,309)	$(15,898)	$(8,208)	$2,949	$(832,142)
Net loss to common shareholders	—	—	—	(1,570,339)	—	—	—	—	(1,570,339)
Stock plan transactions	865	—	34,669	—	—	(909)	—	—	34,625
Conversion of joint venture ownership interest	7,500	—	4,125	—	—	—	—	—	11,625
Stock issued to retire long-term debt	2,590	—	5,285	—	—	—	—	—	7,875
Recognition of unearned compensation	—	—	—	—	—	12,471	—	—	12,471
Cancellation of restricted stock grants	—	—	—	—	(1,831)	—	—	—	(1,831)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—
Treasury stock issuance	—	—	(8,864)	—	557	—	—	—	(8,307)
Unrealized depreciation on investments	—	—	—	—	—	—	—	(1,465)	(1,465)
Cumulative translation adjustment	—	—	—	—	—	—	3,074	—	3,074

Balance, December 31, 2002	$110,796	$—	$1,451,744	$(3,889,385)	$(9,583)	$(4,336)	$(5,134)	$1,484	$(2,344,414)
Net loss to common shareholders	—	—	—	(499,093)	—	—	—	—	(499,093)
Stock plan transactions	1,356	—	5,718	—	—	58	—	—	7,132
Conversion of joint venture ownership interest	—	—	276	—	—	—	—	—	276
Warrant issuance	—	—	4,025	—	—	—	—	—	4,025
Recognition of unearned compensation	—	—	—	—	—	3,936	—	—	3,936
Conversion of Series B Preferred Stock	—	11,425	694,082	—	—	—	—	—	705,507
Cancellation of restricted stock grants	—	—	(5,427)	—	(727)	—	—	—	(6,154)
Unrealized depreciation on investments	—	—	—	—	—	—	—	(1,244)	(1,244)
Cumulative translation adjustment	—	—	—	—	—	—	(8,856)	—	(8,856)

Balance, December 31, 2003	$112,152	$11,425	$2,150,418	$(4,388,478)	$(10,310)	$(342)	$(13,990)	$240	$(2,138,885)

RCN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Common Shareholders’ Deficit

	Common Stock Class A	Common Stock Class B	Treasury Stock	Shares Outstanding
Balance, December 31, 2000	87,104,229	—	(564,629)	86,539,600
Common stock offering	7,661,000	—	—	7,661,000
Stock issued to retire long-term debt	1,988,966	—	—	1,988,966
Stock plan transactions	2,343,215	—	—	2,343,215
Common stock in connection with acquisitions	743,846	—	—	743,846
Treasury stock issuance	—	—	51,014	51,014

Balance, December 31, 2001	99,841,256	—	(513,615)	99,327,641
Stock issued to retire long-term debt	2,589,237	—	—	2,589,237
Stock plan transactions	865,084	—	—	865,084
Conversion of joint venture ownership interest	7,500,000	—	—	7,500,000
Cancellation of restricted stock grants	—	—	(195,114)	(195,114)
Treasury stock issuance	—	—	25,862	25,862

Balance, December 31, 2002	110,795,577	—	(682,867)	110,112,710
Stock plan transactions	1,355,983	—	—	1,355,983
Cancellation of restricted stock grants	—	—	(633,693)	(633,693)
Conversion of Series B Preferred Stock	—	11,424,810		11,424,810

Balance, December 31, 2003	112,151,560	11,424,810	(1,316,560)	122,259,810

The accompanying notes are an integral part of these Consolidated Financial Statements.

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

1. ORGANIZATION AND BASIS OF PRESENTATION

The Company’s primary business is delivering bundled communications services to residential customers over its predominantly owned broadband network. These services primarily included analog and digital video, high-speed and dial-up Internet access and local and long-distance telephone. RCN currently operates in Boston, including 18 surrounding communities, New York City, the Philadelphia suburbs, Chicago, San Francisco, and several of its suburbs, along with a few communities in the Los Angeles area. RCN also serves the Lehigh Valley in Pennsylvania. The Company did serve communities in and around Carmel, New York (“Carmel”), until the sale of the Carmel assets on March 8, 2004. The Company was the incumbent franchised cable operator in many communities in central New Jersey, until the sale of the central New Jersey assets in February 2003. See Note 7, Discontinued Operations, for further discussion relating to the sale of these assets. In addition, the Company is also party to a joint venture, Starpower, with PEPCO Holdings, Inc. (“PEPCO”), serving the Washington, D.C. metropolitan markets. Certain reclassifications to prior year amounts have been made to conform with the current year’s presentation.

2. OPERATIONS AND LIQUIDITY

The Company has a working capital deficiency, a net capital deficiency and in each of the past three years has incurred losses from operations and net cash outflows from operations. Available cash, temporary cash investments and short-term investments in 2003 decreased to $18,395 at December 31, 2003. In addition, at December 31, 2003 approximately $199,000 of cash was restricted under the terms of the Company’s Senior Secured Credit Facility. The Company’s cash, cash equivalents and short-term investments at December 31, 2003 and projected 2004 cash flows from operations are not sufficient to meet its anticipated cash needs for working capital, capital expenditures, contractual debt maturities, cash interest payments and other activities for the next twelve months. Furthermore, as described below, the Company has not made recent interest payments on certain of its Senior Notes and the related forbearance agreements will expire on April 1, 2004. Because of these factors, the Company is in default of its senior credit facilities and Senior Notes and there is substantial doubt about the Company’s ability to continue as a going concern.

The Company is negotiating a financial restructuring of its balance sheet with certain of its senior secured lenders (the “Senior Secured Lenders”), an ad hoc committee of certain holders (“the Noteholders’ Committee”) of its outstanding senior notes and senior discount notes (“Senior Notes”) and others. No agreement on such a restructuring has yet been reached. The Company intends that the continuing negotiations will lead to agreement on a consensual financial restructuring plan in the near term, although there is no assurance this will occur. The Company expects any financial restructuring to be implemented through a reorganization of the Company under Chapter 11, title 11 of the United States Code (“Chapter 11”). The Company believes that a consensual financial restructuring pursuant to a Chapter 11 reorganization would achieve the most successful financial outcome for the Company and its constituents.

In connection with its financial restructuring negotiations, the Company did not make an approximately $10,300 interest payment due January 15, 2004 on its 10 1/8% Senior Notes due 2010 (the “10 1/8% Senior Notes”) within the 30-day grace period provided under the indenture governing the 10 1/8% Senior Notes. The Company also did not make an approximately $14,200 interest payment due February 15, 2004 on its 9.8% Senior Discount Notes Due 2008 (the “9.8% Senior Notes”) within the 30-day grace period provided under the indenture governing the 9.8% Senior Notes.

On February 14, 2004, the Company announced that it, the Senior Secured Lenders and members of the Noteholders’ Committee entered into forbearance agreements under which the Senior Secured Lenders and members of the Noteholders’ Committee agreed not to declare any Events of Default, which they would be entitled but not required to do, under the Company’s senior credit facilities or Senior Notes, respectively, as a result of the Company not making the interest payment on the 10 1/8% Senior Notes prior to the end of the applicable grace period. The initial forbearance agreements were set to expire on March 1, 2004. On March 1, 2004, the Company announced that the Senior Secured Lenders and members of the Noteholders’ Committee had agreed to extend the forbearance agreements to March 15, 2004, and on March 15, 2004, the Company announced that the forbearance agreements had been further extended to April 1, 2004 and expanded to cover the interest payment default on the 9.8% Senior Notes and other defaults.

Any acceleration of amounts due under the Company’s senior credit facilities or the 10 1/8% Senior Notes or the 9.8% Senior Notes would, due to cross default provisions in the Company’s indentures governing its other senior notes, entitle, but not require, the holders of other senior notes to declare the Company’s other senior notes immediately due and payable if they so choose. Holders of 10 1/8% Senior Notes or the 9.8% Senior Notes that are not members of the Noteholders’ Committee are not subject to the terms of the forbearance agreements. If acceleration of the Company’s senior credit facilities and 10 1/8% Senior Notes or the 9.8% Senior Notes were to occur, RCN would not, based on current and expected liquidity, have sufficient cash to pay the amounts that would be payable.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of RCN and all wholly owned subsidiaries. All intercompany transactions and balances among consolidated entities have been eliminated. The RCN-Becocom joint venture, which is controlled by the Company, is consolidated. The Company had an 82.17% interest in the RCN-Becocom joint venture until the exchange of NSTAR and certain of its subsidiaries’ (“NSTAR”) remaining 17.83% investment in the RCN-Becocom joint venture on June 19, 2002 for Common stock in the Company. Thereafter, the Company had a 100% interest in the RCN-Becocom joint venture. The Starpower joint venture and the investment in Megacable are accounted for under the equity method.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. When sources of information regarding the carrying values of assets and liabilities, and reported amounts of revenue and expenses are not readily apparent, the Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable for making judgements. The Company evaluates all of its estimates on an on-going basis. Actual results could differ from those estimates.

Risks and Uncertainties

The future results of operations for RCN involve a number of risks and uncertainties. These risk and uncertainties can be summarized into three main areas: the Company’s present financial condition, operational issues inherent in the telecommunication industry and managing through the restructuring process. Actual results could differ materially from anticipated results contained in any forward-looking statements in the Report if the Company fails to do any of the following:

Present Financial Position

•	Access restricted cash as it continues negotiations to restructure its balance sheet

•	Effectively manage operations while it negotiates with Senior Secured Lenders, the Noteholders’ Committee and others

Operational Issues

•	Effectively compete and manage changes within its industry

•	Obtain and maintain appropriate regulatory approvals

•	Retain and attract qualified management and other personnel

•	Maintain strategic alliances to provide services in key markets

•	Maintain relationships with key vendors

•	Manage programming services

•	Manage conflicts of interest with other companies

•	Manage the networks to minimize failures and disruptions

Restructuring Process

•	Reach agreement on a consensual restructuring plan

•	Finance operations during the restructuring period

•	Manage Company operations during the restructuring period – including relationships with customers, key vendors and key personnel

Cash and Temporary Cash Investments

The Company considers all highly liquid investments with original maturities of three months or less to be temporary cash investments. The temporary cash investments are carried at cost, which approximates market value. The Company maintains cash balances at financial institutions, which at times exceed the $100 FDIC limit.

Short-Term Investments and Investments Restricted for Debt Service

The Company records its investments in fixed maturities and equity securities which are classified as available for sale at fair value and reports the change in the unrealized appreciation and depreciation as a separate component of shareholders’ equity. The amortized cost of fixed maturity investments classified as available for sale is adjusted for amortization of premiums and accretion of discounts. That amortization or accretion is included in net investment income.

Short-term investments consist of commercial paper, U.S. Treasury Notes, asset-backed securities, corporate debt securities, certificates of deposit, government agency notes and municipal/provincial bonds. The short-term investments are carried at market value.

Property, Plant and Equipment and Depreciation

Property, plant and equipment is recorded at cost of acquisition or construction, including all direct and certain indirect costs. These costs include related payroll, employee benefits, and interest from borrowed funds used in the development and construction of the network. Expenditures for repairs and maintenance are charged to expense as incurred, while equipment replacement and betterments are capitalized. Depreciation is recorded on the straight-line method based on the useful lives of the various classes of depreciable property. The costs and related depreciation for assets no longer in service are eliminated from the account. Gain or loss is recognized on retirements and dispositions. The average estimated lives of depreciable property, plant and equipment are:

Lives
Telecommunication network	5 - 22.5 years
Computer equipment	3 - 5 years
Building and leasehold improvements	5 - 30 years
Furniture, fixtures and vehicles	3 - 10 years
Other	5 - 10 years

Qualified internally developed software costs for internal use are capitalized subsequent to both the preliminary project stage and when management has committed to funding. The external direct costs of software, materials and services, and payroll and employee related expenses directly associated with such projects are capitalized. Upon completion of the projects, the total costs are amortized over their estimated useful lives of three years.

Goodwill and Other Intangible Assets

The Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. This pronouncement changes the accounting for goodwill and intangible assets with indefinite lives from an amortized method to an impairment approach. Accordingly, the Company no longer records amortization relating to its existing reported goodwill and the goodwill embedded in the carrying amount of the Company’s investment in Megacable.

SFAS No. 142 requires that goodwill and intangible assets be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year. The Company’s transitional impairment test, measured as of January 1, 2002, did not result in an impairment loss. However, as described in Note 6, Asset Impairment and Other Charges, an impairment of the Company’s goodwill was recorded in the second quarter of 2002.

Goodwill and other intangible assets are valued at cost. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over a three to nine year period and the embedded goodwill in the carrying amount of the Company’s investment in Megacable was amortized on a straight-line basis over a fifteen-year period. Identifiable intangible assets are amortized on a straight-line basis over the expected period of the benefit ranging from 1 to 15 years. The average estimated lives of intangible assets are:

Lives
Franchises and subscriber lists	3 - 15 years
Acquired current products/technologies	4 years
Non-compete agreements	5 - 8 years
Building access rights	5 - 14 years
Other intangible assets	1 - 10 years

Impairment of Long-Lived Assets

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of, and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented.

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

Fair Values of Financial Instruments

The carrying amounts reported in the balance sheet for cash and temporary cash investments, short-term investments, and restricted short-term investments are carried at market value. Long-term investments consist of investments accounted for under the equity method, for which disclosure of fair value is not required. The carrying amounts reported on the balance sheet for interest receivable, accounts receivable, and receivables from related parties approximate those assets’ fair values. The carrying amounts reported for long-term debt are at face value. The fair value of the Senior and Senior Discount Notes is estimated based on the current market price and the term debt is estimated based on the Company’s current incremental borrowing rate for debt of the same remaining maturities. Due to a default in the Company’s Credit Agreement, all of the debt has been classified as current liabilities.

Revenue Recognition

Revenues are recognized and earned when evidence of an arrangement exists, services are rendered, selling price is determinable and collectibility is reasonably assured. The Company recognizes local telephone service revenue as earned when services are provided. The amounts recognized as revenue for local telephone charges are based on tariffed rates. Long distance telephone service revenue is recognized based upon minutes of traffic processed in accordance with tariffed rates or contract fees. Other telephone services are recognized as revenue when the services are provided to the customer in accordance with contract terms. Prior to 2003, reciprocal compensation, which is the fee local exchange carriers pay to terminate calls on each other’s networks, was recognized as revenue on a cash basis due to the uncertainty of various legal regulatory rulings that affected the Company’s ability to accurately determine the amount of reciprocal compensation revenue to recognize prior to the point in time such amounts were paid. Beginning in 2003, as a result of system limitations having been resolved and the FCC concluding on various tariff/interconnect rules, the Company was able to accurately estimate the amount of reciprocal compensation revenue to be earned for calls terminated on the Company’s network in the period such services are rendered. Accordingly, during 2003, the Company recognized approximately $7,100 of incremental reciprocal compensation revenue as a result of this change in estimate. Approximately $4,100 of this amount related to services rendered in calendar 2002. Prior to 2003, one ILEC disputed their obligation to pay reciprocal compensation for local telephone calls placed by the incumbent carrier’s customers to Internet service providers served by competing carriers. This ILEC claimed that this traffic was interstate in nature and therefore should be exempt from compensation arrangements applicable to local, intrastate calls. The Company contended that the interconnection agreements provided no exception for local calls to Internet service providers and reciprocal compensation is therefore applicable. In November 2003, the Company entered into a settlement agreement with this ILEC to resolve payment issues related to reciprocal compensation. As a result of this settlement, a cash payment of $18,500 along with $2,447 previously deferred were recognized as revenue and both parties agreed to a full and final accord and satisfaction of all the disputes through July 2003. Revenues from cable programming services and internet access services are recognized and earned in the month the service is provided to the customer. Cable installation revenue is recognized in the period the installation services are provided to the extent of direct selling costs. Unbilled revenues represent telephony, cable and data revenues earned but not billed at the end of the reporting period. Advanced billings represent monthly recurring charges collected prior to the rendering of services.

Leases

The Company has agreements with customers and other telecommunications carriers that grant and convey to the user the right of access to, and use of, fiber optic cables and equipment. The terms of these agreements range from five to thirty years. Fees received for the use and access to cables and equipment are amortized on a straight-line basis over the life of the agreement.

Leasing transactions that the Company enters as a lessee that bears all substantial risks and rewards from the use of the leased item are accounted for as a capital lease. Capitalized leased assets and the corresponding lease obligations are recorded on the Company’s balance sheet. All other lease agreements are accounted for as an operating lease. Operating lease payments are expensed as incurred.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense charged to operations was $11,674, $12,446 and $9,030 in 2003, 2002 and 2001, respectively.

Debt Issuance Costs

Costs associated with the Company’s debt and material changes to the original debt agreement are capitalized. Debt issuance costs are amortized over the life of the note. Amortization expense related to debt issuance costs charged to operations were $15,762, $15,295, and $8,266 in 2003, 2002, and 2001, respectively. Included in the $15,762 for 2003 was $6,877 to expense debt issuance fees associated with amendments prior to the Fifth Amendment to the Company’s Credit Agreement. Included in the $15,295 for 2002, was $5,583 to expense debt issuance costs associated with $187,500 in repayments on the Company’s Credit Agreement, and $1,219 in debt issuance fees associated with amendments prior to the Fourth Amendment to the Company’s Credit Agreement. In addition, $642, $292 and $9,656 were expensed in connection with the extinguishment of debt in 2003, 2002 and 2001, respectively.

Stock-Based Compensation

The Company has followed the recognition provisions of SFAS No. 123 - “Accounting for Stock-Based Compensation” since January 1, 2000. Under SFAS No. 123, the fair value of an option on the date of the grant, is amortized over the vesting periods of the options in accordance with FASB Interpretation No. 28 “Accounting For Stock Appreciation Rights and Other Variable Stock Option or Award Plans”. The recognition provisions of SFAS No. 123 are applied prospectively to all stock awards granted subsequent to January 1, 2000 and to prior awards accounted for in accordance with Accounting Principles Board Opinion (“APB”) No. 25- “Accounting for Stock Issued to Employees” that were significantly modified after adoption.

Pro-forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123 for periods prior to January 1, 2000.

For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro-forma net loss and loss per share were as follows:

	2003 *	2002 *	2001
Net loss - to common shareholders as reported	$(499,093)	$(1,570,339)	$(836,452)

Add: Stock-based employee compensation expense included in reported net loss net of related tax effects	4,692	37,721	62,955
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,692)	(37,721)	(88,415)

Net loss - pro-forma	$(499,093)	$(1,570,339)	$(861,912)

Basic and diluted loss per share - as reported	$(4.50)	$(14.78)	$(8.89)

Basic and diluted loss per share - pro-forma	$(4.50)	$(14.78)	$(9.16)

*	As a result of the completion of the Company’s Option Exchange Program in the quarter ended December 31, 2001, all of the Company’s options are from that date forward now accounted for under the recognition provisions of SFAS 123.

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

Foreign Currency Translation

At December 31, 2003 the Company has a 48.96% interest in Megacable. Megacable’s functional currency is the Mexican Peso. For purposes of determining the Company’s equity in the earnings of Megacable, the Company translates the revenues and expenses of Megacable into U.S. dollars at the average exchange rates during the period reported. The assets and liabilities are translated into U.S. dollars at the exchange rate as of the balance sheet date. The foreign currency translation gains or losses are recorded on the balance sheet as a separate component of shareholders’ equity.

Comprehensive Loss

The Company primarily has two components of comprehensive loss, cumulative translation adjustments and unrealized appreciation (depreciation) on investments. The following table reflects the components of comprehensive loss and its effect on net loss:

	For the years ended December 31,
	2003	2002	2001
Net loss	$(325,701)	$(1,408,189)	$(684,789)

Cumulative foreign currency translation (loss) gain	(8,856)	3,074	(1,513)
Unrealized depreciation on investments	(1,244)	(1,465)	(5,176)

Comprehensive loss	$(335,801)	$(1,406,580)	$(691,478)

Segment Reporting

Management believes that the Company operates as one reportable operating segment, which contains many shared expenses generated by the Company’s various revenue streams. The Company does not allocate shared expenses incurred on a single network to its multiple revenue streams as any such allocation would be costly, impractical and arbitrary. The Company’s chief decision-makers do, however, monitor operating results in a way different from that depicted in the historical general purpose financial statements. These measurements include the consolidation of Starpower, which is not consolidated under GAAP. Such information, however, does not meet the criteria for segment reporting under GAAP and therefore it is not separately disclosed.

New Accounting Standards

In August 2001, FASB issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets”. SFAS No. 143 requires retirement obligations to be recognized when they are incurred and displayed as liabilities, with a corresponding amount capitalized as part of the related long-lived asset. The capitalized element is required to be expensed using a systematic and rational method over its useful-life. SFAS 143 was adopted by the Company commencing January 1, 2003 and did not have a significant impact on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission on FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Under certain provisions of SFAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items net of the effects of income taxes. Instead, those gains and losses should be included as a component of income before income taxes. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item will be reclassified upon adoption. Accordingly, in the consolidated statements of operations for the years ended December 31, 2002 and 2001, the extraordinary gains on early retirement of debt of $13,073 and $484,011, respectively, have been reclassified. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addressed financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity. It also established fair value as the objective for initial measurement of the liability. SFAS No. 146 was adopted by the Company for exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation Number 45 (“FIN 45”), “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company’s adoption of FIN 45 did not have a material impact on the financial position, cash flows or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with vesting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation is effective immediately for variable interest entities created after February 1, 2003. In December 2003, the FASB published FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN-46(R)). FIN 46(R), among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement is effective for periods ending after December 15, 2003. The Company does not have any interest in any entity that requires disclosure or consolidation as a result of adopting the provisions of FIN 46.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 was adopted on July 1, 2003 and the adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

4. LOSS PER SHARE

Basic loss per share is computed based on net loss after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on net loss after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations before giving effect to gains from the sale of the discontinued operations is not assumed since the effect is anti-dilutive. The number of shares of preferred stock and stock options, which would have been assumed to be converted in the years ended December 31, 2003, 2002, and 2001 and have a dilutive effect if the Company had income from continuing operations is 32,517,583, 48,454,397, and 43,099,484, respectively.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations:

	Years Ended December 31,
	2003	2002	2001
Net loss from continuing operations	$(499,747)	$(1,422,295)	$(692,802)
Income from discontinued operations, net of tax	174,046	14,106	8,013

Net loss	(325,701)	(1,408,189)	(684,789)
Preferred dividend and accretion requirements	173,392	162,150	151,663

Net loss to common shareholders	$(499,093)	$(1,570,339)	$(836,452)

Basic and diluted loss per average common share:
Weighted average shares outstanding	110,877,797	106,211,979	94,117,391

Loss per average common share from continuing operations	$(6.07)	$(14.92)	$(8.97)

Gain from discontinued operations	1.57	0.13	0.09

Net loss to common shareholders	$(4.50)	$(14.78)	$(8.89)

5. BUSINESS COMBINATIONS

The Company entered into the following business combinations which were all accounted for by the purchase method of accounting.

During 2000, the Company acquired certain assets of two companies in Chicago, IL for approximately $21,550 in cash. The excess of the book value of assets acquired was recorded as goodwill and was being amortized over approximately four years.

In April 2000, the Company acquired 21st Century Telecom Group, Inc. in Chicago, IL for approximately $294,500 in cash and shares of common stock with a fair value at the time of issuance of approximately $211,000. Additionally, the purchase price includes approximately $2,500 representing the fair value of stock options, which were converted to the Company’s stock options in connection with the acquisition. Goodwill of approximately $303,599 was recorded in connection with this acquisition. Based on certain future contingencies in the original agreement, the Company issued additional stock in the amount of $7,229 during the year ended December 31, 2001. This amount contributed to the recognition of additional goodwill.

In 2001, the Company completed an assessment of the recoverability of its investment in each market based on the expected future net cash flows. This assessment indicated that certain assets from the Chicago acquisitions were impaired. The Company impaired the balance of goodwill, which was approximately $222,166 (see Note 6, Asset Impairment and Accrued Exit Costs).

6. ASSET IMPAIRMENT AND ACCRUED EXIT COSTS

The total asset impairment and other charges are comprised of the following:

	For the years ended December 31,
	2003	2002	2001
Impairment of property, plant and equipment	$107,600	$734,829	$114,018
Abandoned assets	45,107	52,071	—
Construction materials	—	61,322	69,839
Goodwill	—	38,927	255,791
Franchises	—	1,379	279

Total asset impairment	152,707	888,528	439,927
Exit costs for excess facilities - net	14,534	5,788	30,953

Total impairment and other charges	$167,241	$894,316	$470,880

2003 Asset Impairment and Other Charges

In response to the Company’s present financial position and anticipated severe limitations on new sources of capital, the Company recorded an impairment charge of $152,707 in 2003. In addition, the Company recognized approximately $14,534 of other charges, net of recoveries, for exiting excess real estate facilities as a result of the curtailing of construction and expansion, and the consolidation of certain operating activities. The Company’s current operating plan focuses on improvements to customer profitability by a concerted effort to migrate customers to the Company’s higher margin products and services. The impairment charge in 2003 also considers possible sales of additional assets, but is significantly less than in prior years, as the revisions to the operating plans only impact two markets and certain projects.

In accordance with SFAS 144, the Company compared the net book values of each reporting unit with undiscounted future cash flow projections based on the Company’s current operating plan. The results indicated that certain assets and capitalized costs associated with building and constructing the Company’s network in two of the Company’s overbuild reporting units were not recoverable. To determine the impairment loss of those assets to be held and used, the Company performed a fair value test, using the “best-estimate” approach on the primary asset group of each reporting unit by comparing the carrying value to the present value of estimated future cash flows for the remaining useful life of the asset group. The amount by which the carrying value of the assets exceeded the present value of estimated cash flows was $107,600. The impairment loss affected two of the Company’s overbuild reporting units.

Based on the Company’s revised business plan, certain construction projects in progress were stopped and other previous planned expansion projects were abandoned. This stoppage is deemed to be other than temporary. The Company also abandoned certain assets including leasehold improvements in certain facilities that were exited. The costs related to these stranded assets were $45,107.

As a result of the change in expansion plans, management has been in contact with the relevant franchising authorities to inform them of the Company’s decision to halt construction and expansion. A review to evaluate the effects, if any, was conducted on the Company’s obligations under the associated franchise agreements. The estimated costs less recoveries associated to exit certain franchises for the twelve months ended December 31, 2003 were $1,793 and were included in the Operating, selling, general & administrative expense line. This amount includes $4,306 of additional costs primarily related to an unfavorable judgment in franchise disputes within the Philadelphia market offset by $2,513 of franchise accrual recoveries primarily within the Boston market as the Company was able to favorably negotiate with the local franchise authorities to relieve the minimum build-out provisions. $555 of accrued franchise exit costs were paid during 2003.

Over the past year, a detailed review of facility requirements against lease obligations has been continuously conducted to identify excess space. Along with the stoppage of certain construction projects and expansion, the Company has also consolidated certain operating activities, which resulted in exiting excess facilities. The estimated costs less recoveries, to exit excess real estate facilities for the year ended December 31, 2003 were $14,534. This amount includes $327 of net prepaid rent, related to exited facilities, which was written off during 2003.

2002 Asset Impairment and Special Charges

As a response to the severe slowdown in the telecommunications industry, the economy, and continued limited available capital in the telecommunications industry; the Company revised its growth plan again during the second quarter 2002 following the completion of the Amendment to the Company’s Credit Agreement dated March 25, 2002. Under the then revised plan, the Company has substantially curtailed future capital spending and network geographic expansion in all existing markets, has focused on the continuation of customer acquisition growth, and has reduced operating expenses. The Company also performed a comprehensive review of its network capacity and current network utilization levels for the purpose of identifying underutilized network-related assets and assets not in use. The review consisted of a detailed assessment of the current network infrastructure, ongoing network optimization activities, usage projections based on target future customer levels, and available capital resources for completion of construction in progress and future expansion. As a result of all of the foregoing, the Company recognized asset impairment charges during 2002 of approximately $888,528. In addition, the Company recognized approximately $5,788 of special charges, net of recoveries, for exiting excess real estate facilities as a result of the curtailing of construction and expansion, and the consolidation of certain operating activities.

In accordance with SFAS 144, the review compared the net book values of each reporting unit with undiscounted future cash flow projections based on the Company’s current operating plan. The results indicated that certain assets and capitalized costs associated with building and constructing the Company’s network in all of the Company’s overbuild reporting units were not recoverable. To determine the impairment loss of those assets to be held and used, the Company performed a fair value test, using the “best-estimate” approach on the primary asset group of each reporting unit by comparing the carrying value to the present value of estimated future cash flows for the remaining useful life of the asset group. The amount by which the carrying value of the assets exceeded the present value of estimated cash flows was $734,829. The impairment loss affected all of the Company’s overbuild reporting units and none of the Company’s incumbent reporting units.

Based on the Company’s then revised business plan, certain construction projects in progress were stopped and other previous planned expansion projects were abandoned. This stoppage is deemed to be other than temporary. As a result, certain subscriber related assets were stranded based on the cost of retrieving the assets. The Company also abandoned certain corporate assets including leasehold improvements in certain facilities that were exited. The costs related to these stranded assets were $52,071. Following the assessment of the asset impairment, the Company reviewed the useful life estimates of its long-lived assets and shortened the useful life of its subscriber related equipment from 10 years to 5 years in the fourth quarter of 2002.

Construction material levels were also assessed based on the then revised business plan and stoppage of certain construction projects. The assessment process resulted in the identification of excess construction material that cannot be used for alternative purposes and which is either to be returned to vendors or resold to a secondary market. The carrying values of the construction materials that were identified that will be used in operations were written down to market value, which was lower than carrying value. The carrying values of the identified excess construction materials that will be sold were written down to the anticipated recovery rate or salvage value. The total amount of charges to dispose of excess construction materials was $61,322.

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

As a result of the change in expansion plans, management has been in contact with the relevant franchising authorities to inform them of the Company’s decision to halt construction and expansion. Based on the then revised business plan and the curtailing of expansion, the Company expensed the value of certain franchise licenses of approximately $1,379. A review to evaluate the effects, if any, was conducted on the Company’s obligations under the associated franchise agreements. The estimated costs less recoveries associated to exit certain franchises for the twelve months ended December 31, 2002 were $1,544 and were included in the operating, selling, general & administrative expense line and $1,659 of accrued franchise exit costs were paid during 2002.

Over the year, a detailed review of facility requirements against lease obligations has been continuously conducted to identify excess space. Along with the stoppage of certain construction projects and expansion, the Company has also consolidated certain operating activities, which resulted in exiting excess facilities. The estimated costs less recoveries, to exit excess real estate facilities for the year ended December 31, 2002 were $5,788.

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

Construction material levels were assessed based on the build-out requirements of the Company’s revised plan. The assessment process resulted in the identification of excess construction material that could not be used for alternative use and which is either to be returned to vendors, or resold to a secondary market. A charge in the amount of $69,839 was recognized to write-down excess construction materials to their net realizable value.

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

Franchise exit costs in the amount of $15,710 were accrued primarily representing costs related to the Company’s decision to stop or delay construction in certain markets all of which are included in operating, selling, general & administrative expenses.

The total activity for the years ended December 31, 2003 and 2002 for accrued exit costs representing estimated damages, costs and penalties relating to franchises and real estate facilities is presented below. Recoveries are recorded when sublease agreements are executed at more favorable rates than originally anticipated or franchise issues are resolved for lower expense than anticipated.

	Franchise	Exit Costs Facility	Total
Balance, December 31, 2001	$15,710	$23,561	$39,271
Additional accrued costs	8,362	21,355	29,717
Recoveries	(6,818)	(15,567)	(22,385)
Payments	(1,659)	(14,277)	(15,936)

Balance, December 31, 2002	15,595	15,072	30,667
Additional accrued costs	4,306	14,972	19,278
Recoveries	(2,513)	(765)	(3,278)
Payments	(555)	(8,017)	(8,572)

Balance, December 31, 2003	$16,833	$21,262	$38,095

7. DISCONTINUED OPERATIONS

In July 2003, the Company entered into a definitive agreement to sell its Carmel cable system assets and customers serviced by this network for an estimated cash sales price of approximately $120,000, subject to adjustments. The Carmel network services approximately 29,000 customers. The transaction, which was completed on March 8, 2004, was structured as an asset purchase with the buyer assuming certain liabilities related to the business. In accordance with SFAS No. 144, the results of operations for Carmel are reported as discontinued operations and beginning July 2003, depreciation and amortization were no longer recognized on assets to be sold.

The following are the summarized results of operations for the Carmel operation:

	For the years ended December 31,
	2003	2002	2001
Revenues	$29,083	$23,858	$19,184
Direct expenses	9,072	8,489	7,039
Operating and selling, general and administrative, and depreciation and amortization expense	11,721	11,275	10,488
Income before tax	8,360	3,359	1,480
Income after tax	8,360	3,359	1,480

The current and noncurrent assets and liabilities of the Carmel operation to be sold are as follows:

	December 31, 2003	December 31, 2002
Current assets
Accounts receivable from related parties	$19	$138
Accounts receivable, net of reserve	2,221	1,794
Other current assets	135	82

Current assets of discontinued operations	$2,375	$2,014

Noncurrent assets
Property, plant and equipment, net	$28,168	$21,555
Other	—	10

Noncurrent assets of discontinued operations	$28,168	$21,565

Current liabilities
Accounts payable from related parties	$16	$252
Account payable	293	216
Advance billings and customer deposits	662	453
Deferred revenue	616	716
Accrued liabilities	1,743	2,233

Current liabilities of discontinued operations	$3,330	$3,870

During the first quarter of 2003, the Company closed the sale of its central New Jersey cable system assets and customers serviced by this network for net cash proceeds of approximately $239,644 after transaction fees and amounts paid to acquire minority interests. In addition, the Company has been reimbursed for certain post-signing expenditures related to upgrades to the central New Jersey network performed by the Company. The central New Jersey network services approximately 80,000 customers. The transaction was structured as an asset purchase, with the buyer assuming certain liabilities related to the business. The Company recorded a gain of approximately $163,684 from sale of the assets of the discontinued operations net of taxes, transaction fees and minority interest. This gain is net of a $3,200 settlement for losses relating to indemnification claims. At December 31, 2003, approximately $14,690 of the cash proceeds from the sale of assets are being held in an escrow account for potential losses for which the purchaser of the central New Jersey cable system and its affiliates may be entitled to indemnification under the terms of the agreement governing the sale of the central New Jersey cable system. This amount is included in prepayments and other current assets on the balance sheet. The Company agreed to accept $10,800 of the escrow and forego the remainder as a settlement of all purchase price adjustment claims. This amount was released to the Company on February 9, 2004.

In accordance with SFAS No. 144, the results of operations for central New Jersey are reported as discontinued operations and depreciation and amortization were no longer recognized on assets to be sold since the date of the agreement.

The following are the summarized results of operations for the central New Jersey operation:

	For the years ended December 31,
	2003	2002	2001
Revenues	$7,428	$54,178	$50,400
Direct expenses	2,912	18,817	16,355
Operating and selling, general and administrative, and depreciation and amortization expense	2,007	23,507	26,952
Income before tax	2,002	10,934	6,670
Income after tax	2,002	10,747	6,580

The current and noncurrent assets and liabilities of the central New Jersey operation sold are as follows:

December 31, 2002
Current assets
Accounts receivable from related parties	$154
Accounts receivable, net of reserve	3,817

Current assets of discontinued operations	$3,971

Noncurrent assets
Property, plant and equipment, net	$72,304
Intangible assets, net	22
Goodwill	90

Noncurrent assets of discontinued operations	$72,416

Current liabilities
Advance billings and customer deposits	$3,852

Current liabilities of discontinued operations	$3,852

8. ASSET SALES

During 2003, the Company completed a buyout of certain of its capital lease obligations of approximately $12,655. The Company recognized a gain of approximately $7,235 from the buyout net of asset costs of $4,420 and payment of approximately $1,000.

In 2002, the Company sold one of its real properties in Pennsylvania to Commonwealth Telephone Company, a subsidiary of Commonwealth Telephone Enterprises Inc. (“CTE”), a related party through common ownership and overlapping membership of CTE’s and RCN’s boards of directors. Proceeds from the sale were $1,974, and a gain of $719 was recorded.

In 2002, the Company completed the sale of a portion of its business customer base that was not served by its broadband network. The sale was based on certain contingencies outlined in the sales agreement. After such contingencies, cash proceeds of the sale were $2,169. The Company realized a gain of $1,147 on the transaction.

During 2001, the Company completed the sale of one of its New Jersey real properties for approximately $40,000 resulting in a gain of approximately $9,500. Simultaneously with the sale of the land, the Company entered into a 99-year ground lease on the property giving the Company the right to develop office space. Subsequent to the Company entering into the ground lease, the Company sold the development rights for approximately $14,000, resulting in a gain of approximately $3,500.

The gains are included in the other income/expense line item.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated carrying fair value of the Company’s financial instruments at December 31, 2003 and 2002 are as follows:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and temporary cash investments	$18,395	$18,395	$49,365	$49,365
Short-term investments	$—	$—	$227,641	$227,641
Restricted short-term investments	$134,205	$134,205	$34,920	$34,920
Financial Liabilities:
Fixed rate long-term debt:
Senior Notes 10.125%	$202,871	$96,364	$231,735	$47,506
Senior Notes 10%	$160,879	$79,635	$161,116	$34,640
Senior Notes 11.125%	$315,995	$157,998	$320,497	$68,907
Senior Notes 9.8%	$290,289	$142,242	$322,481	$58,047
Senior Notes 11%	$139,472	$68,341	$137,459	$28,179
Evergreen Facility	$27,252	$21,639	$—	$—
Floating rate long-term debt:
Term Loan B	$367,380	$346,990	$373,500	$214,128
Term Loan A	$139,364	$131,629	$173,438	$99,432
Unrecognized financial instruments Letters of credit	$36,021	$36,021	$40,005	$40,005

10. SHORT-TERM INVESTMENTS

Short-term investments, stated at market, include the following at December 31, 2003 and 2002:

	2003	2002
Corporate debt securities	$—	$40,151
U.S. Treasury notes	—	2,104
Asset backed securities	—	60,341
Government Agencies	—	91,285
Municipal/Provincial Bonds	—	33,760

Total	$—	$227,641

At December 31, 2002, short-term investments with a market value of $149,446 have contractual maturities of one to five years. All remaining short-term investments have contractual maturities less than one year.

11. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31,

	2003	2002
Telecommunications plant	$1,370,691	$1,399,015
Computer equipment	191,350	199,730
Buildings, leasehold improvements and land	119,562	152,909
Furniture, fixtures and vehicles	92,929	116,496
Construction materials	20,826	34,859
Construction in process	13,109	87,037
Other	—	911

Total property, plant and equipment	1,808,467	1,990,957
Less accumulated depreciation	(900,458)	(777,580)

Property, plant and equipment, net	$908,009	$1,213,377

Depreciation expense was $197,048, $275,087 and $237,617 for the years ended December 31, 2003, 2002, and 2001, respectively.

12. INVESTMENTS AND JOINT VENTURES

Investments at December 31, 2003 and 2002 were as follows:

	2003	2002
Starpower	$71,601	$111,692
Megacable	130,494	116,539

Total investments	$202,095	$228,231

At December 31, 2003 and 2002, the Company has a 50% interest in Starpower, and a 48.96% interest in Megacable. The Company accounts for these investments under the equity method.

a. RCN-BECOCOM

RCN is party to the RCN-Becocom joint venture with NSTAR regarding construction of its broadband network and operation of its telecommunications business in the Boston metropolitan area. Pursuant to the joint venture agreements, both parties have agreed to make capital contributions in accordance with their respective membership interests. Pursuant to an exchange agreement between NSTAR and RCN, NSTAR has the right to convert portions of its ownership interest in RCN-Becocom into shares of the Company’s Common stock, based on an appraised value of such interest. Through December 31, 2001, NSTAR had exchanged portions of its interest for a total of 4,097,193 shares of RCN Common stock. In June 2002, NSTAR received 7.5 million shares of the Company’s Common Stock with a market value of $11,625, in exchange for NSTAR’s remaining 17.83% sharing ratio, which had a carrying value of approximately $13,781. This exchange gave NSTAR a total of 11,597,193 of the Company’s Common stock or 9.49% as of December 31, 2003. Following this exchange, NSTAR’s profit and loss sharing ratio in the joint venture was reduced to zero and it retained its investment percentage and the right to invest in future capital calls as if it owned a 29.76% interest. Such investment percentage will decrease to the extent NSTAR disposes of any such RCN Common stock. Any future capital contributions made by NSTAR for operating and liquidity requirements would require an adjustment to the sharing ratio and investment percentage accordingly. In connection with the exchange, NSTAR, agreed to certain “standstill” restrictions for the period of one year from June 19, 2002, including refraining from further acquisitions of the Company’s Common stock beyond 10.75% in aggregate of the total number of voting shares and refraining from activities designed to solicit proxies or otherwise influence shareholders or management of RCN.

Under the amended agreements governing the joint venture, future investments by NSTAR are not convertible into the Company’s Common stock. NSTAR is permitted to invest in response to capital calls, based on its investment percentage, at its option, in Joint Venture equity, or in a Class B Preferred Equity interest of the Joint Venture.

The financial results of RCN-Becocom are consolidated in the Company’s financial statements. NSTAR’s portion of the operating loss in RCN-Becocom is reported in the line item, Minority interest in the loss of consolidated entities.

On December 24, 2003, NSTAR notified the Company that it voluntarily and unconditionally waived, surrendered and discharged any and all ownership interest in both RCN-Becocom, and its shares of the Company’s stock.

b. Starpower

The Company is party to a joint venture with PEPCO regarding construction of its broadband network and operation of its telecommunications business in the Washington, D.C. metropolitan area, including parts of Virginia and Maryland, under the brand name “Starpower.” Both the Company and PEPCO each own a 50% membership interest in Starpower. The Company provides certain services to the joint venture pursuant to support services and Internet services agreements. Pursuant to the joint venture agreements, both parties have agreed to make capital contributions in accordance with their respective membership interests. In addition, Starpower has access to and use of PEPCO’s large broadband network, rights-of-way and construction expertise. Starpower’s losses are reflected in the Company’s financial statements under the equity method of accounting and are reported on the line item Equity in loss of unconsolidated entities.

The Company recorded its proportionate share of income (losses) in Starpower of $659, ($7,581), and ($25,602) in 2003, 2002 and 2001, respectively.

Summary financial information for Starpower for the years ended December 31, 2003, 2002 and 2001 is presented in the following table. The amounts shown represent Starpower’s operating results and financial position based on GAAP:

	As of December 31,
	2003	2002
Current assets	$24,300	$24,900
Non-current assets	$291,100	$314,700
Current liabilities	$35,900	$50,000
Non-current liabilities	$1,700	$1,700
Members’ equity	$277,800	$287,900

	For the years ended December 31,
	2003	2002	2001
Revenues	$106,500	$85,200	$82,200
Gross profit	$83,300	$64,500	$54,500
Net income (loss)	$1,300	$(15,200)	$(51,200)

In accordance with APB No. 18 “The Equity Method of Accounting for Investments in Common Stock”, the Company considered its ability to recover the carrying amount of their investment in Starpower and determined that the loss in the value of the investment was other than temporary due to weaker than projected performance and decreased valuations in the overall telecommunication industry. As a result, the

Company recorded an impairment in its investment in Starpower in the amount of $35,000 and $32,274 in 2003 and 2002, respectively. The amount of the impairment was calculated based upon the Company’s comparison of the estimated fair value of its investment in Starpower with the carrying amount of the investment.

c. Megacable

The Company has an investment in Megacable, S.A. de C.V. and Megacable Comunicaciones de Mexico S.A. (“Megacable”), a cable television provider in Mexico. At December 31, 2003 and 2002, the basis of the Company’s investment in Megacable exceeded its underlying equity in the net assets of Megacable by $59,268. In conjunction with the adoption of SFAS No. 142 in 2002, the Company no longer records amortization relating to the goodwill embedded in their investment in Megacable but assesses whether such embedded goodwill is impaired on an annual basis. The embedded goodwill in Megacable was not deemed impaired in 2003 and 2002. The Company recorded its proportionate share of gains and amortization of excess cost over net assets (for 2001) of $22,811, $30,490 and $1,282 in 2003, 2002 and 2001, respectively.

d. JuniorNet

In 2000, the Company wrote down $24,418 which represented the Company’s 47.5% ownership investment in JuniorNet. During 2001, the Company made secured loans to JuniorNet. Subsequently, in 2001, the assets of JuniorNet were foreclosed upon by the secured creditor group, including RCN. The secured creditor group sold the assets to J2 Interactive, LLC (“J2”) in Charlestown, MA for cash proceeds that basically covered the transaction cost and 30.6% of J2’s initial equity. The Company owns 23.5% of the equity in J2. Additionally, in the foreclosure of JuniorNet’s assets by the secured creditor group, RCN received 100% of the assets of the former JuniorNet’s wholly-owned subsidiary, Lancit. Those assets were used to start RCN’s wholly-owned subsidiary, RCN Entertainment. The liabilities assumed by RCN Entertainment related to the JuniorNet foreclosure, which exceeded the assets, resulted in an expense of $606, which is in the 2001 other income/(expense) line item. RCN Entertainment produces children’s/family programming.

The Company recorded its proportionate share of income in JuniorNet and J2 of $48 and $7,134 in 2002 and 2001, respectively.

e. Intertainer

Included in the assets of 21st Century Telecom Group, Inc., acquired by the Company was a 1.4% interest in Intertainer, Inc. (“Intertainer”). Intertainer provides interactive programming services.

In 2002, the Company wrote-off its investment in Intertainer in the amount of $2,246. The investment had been accounted for under the cost method and the write-off was due to financial difficulties experienced by Intertainer.

13. GOODWILL AND INTANGIBLE ASSETS

The Company has $6,130 of goodwill and $1,503 of unamortized identifiable intangible assets at December 31, 2003. On January 1, 2002, the Company adopted the provisions of SFAS No. 142. Accordingly, the Company no longer records amortization relating to its existing goodwill and embedded goodwill. The Company has identified and established nine reporting units corresponding to the geographical markets in which the Company operates.

There were no changes in the carrying amount of goodwill for the twelve months ended December 31, 2003. The changes in the carrying amount of goodwill for the twelve months ended December 31, 2002, are as follows:

2002
Balance as of January 1, 2002	$45,147
Goodwill of discontinued operations (see Note 7)	(90)

Adjusted balance as of January 1, 2002	45,057
Impairment losses (see Note 6)	(38,927)

Balance as of December 31, 2002	$6,130

The following table provides comparative earnings and earnings per share had the non-amortization provisions of SFAS No. 142 been adopted for the previous periods presented:

	For the years ended December 31,
	2003	2002	2001
Reported net loss available to common shareholders	$(499,093)	$(1,570,339)	$(836,452)
Add:
Goodwill amortization, net of tax	—	—	56,322
Amortization of goodwill embedded in the carrying value of the investment of Megacable	—	—	7,332

Adjusted net loss available to common shareholders	$(499,093)	$(1,570,339)	$(772,798)

Basic and diluted loss per common share:
Reported net loss per common share	$(4.50)	$(14.78)	$(8.89)
Adjusted net loss per common share	$(4.50)	$(14.78)	$(8.21)

The following are identifiable intangible assets that have finite lives and are subject to amortization:

	For the years ended December 31,
	2003	2002
Franchise and subscriber lists	$19,547	$66,089
Non-compete agreements	100	100
Building access rights	98	98
Other intangible assets	24	367

Total intangible assets	19,769	66,654
Less accumulated amortization	(18,266)	(64,913)

Intangible assets, net	$1,503	$1,741

The total amortization expense for twelve months ended December 31, 2003, 2002 and 2001 was $219, $418 and $71,447 respectively. The estimated aggregate amortization expense for the next five succeeding fiscal years is:

For the year ended December 31, 2004	$173
For the year ended December 31, 2005	$179
For the year ended December 31, 2006	$179
For the year ended December 31, 2007	$147
For the year ended December 31, 2008	$147

The Company had no identifiable intangible assets with indefinite lives that are not subject to amortization at December 31, 2003 and 2002.

14. DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets consist of the following at December 31,

	2003	2002
Debt issuance cost, net	$28,319	$34,775
Security deposits	1,825	2,421
Other	4,286	6,398

Total deferred charges and other assets	$34,430	$43,594

15. DEBT

Long-term debt outstanding at December 31, 2003 and 2002 is as follows:

	2003	2002
Term Loans	$506,744	$546,938
Evergreen Facility	27,252	—
Senior Notes 10% due 2007	160,879	161,116
Senior Discount Notes 11.125% due 2007	315,995	320,497
Senior Discount Notes 9.8% due 2008	290,289	322,481
Senior Discount Notes 11% due 2008	139,472	137,459
Senior Notes 10.125% due 2010	202,871	231,736
Capital Leases	11,083	24,187

Total	1,654,585	1,744,414
Due with in one year	1,654,585	37,417

Total Long-Term Debt	$—	$1,706,997

Term Loans

In June 1999, the Company and certain of its subsidiaries (together the “Borrowers”), entered into a $1,000,000 Senior Secured Credit Facility (the “Credit Facility”) (formerly known as The Chase Manhattan Bank) and certain other lenders. The collateralized facilities were comprised of a $250,000 seven-year revolving credit facility (the “Revolver”), a $250,000 seven-year multi-draw term loan facility (the “Term Loan A”) and a $500,000 eight-year term loan facility (the “Term Loan B”). All three facilities are governed by a single credit agreement dated as of June 3, 1999 (as amended, the “Credit Agreement”). The Credit Agreement has been amended as described below.

The Company is presently operating under the Fifth Amendment to the Credit Agreement dated March 7, 2003 (the “Fifth Amendment”). The Fifth Amendment amends certain financial covenants and certain other negative covenants to reflect the Company’s current business plan and amends certain other terms of the Credit Agreement, including increases to the margins payable there under if the aggregate amount of outstanding loans exceeds certain thresholds on July 1, 2004. In connection with the Fifth Amendment, the Company agreed to pay to certain lenders an aggregate fee of approximately $7,062 and to permanently reduce the amount available under the Revolver from $187,500 to $15,000. The Fifth Amendment permits the Company to incur up to $500,000 of additional indebtedness that may be secured by a junior lien on the Company’s assets and permits the use up to $125,000 of existing cash and proceeds of this new indebtedness to repurchase its outstanding Senior Notes and Senior Discount Notes. The Company also agreed to repay outstanding term loans with 50% of the first $100,000 of net proceeds received from asset sales, 80% of net proceeds received from asset sales in excess of $100,000 and 50% of cash interest savings realized by the Company from repurchases of its outstanding senior notes. Further, the Company agreed to maintain a cash collateral account for the benefit of the lenders under the Credit Agreement that will have at least $100,000 on deposit at all times (the “Minimum Cash Balance Requirement”). The Fifth Amendment requires that, starting on December 31, 2003, the Minimum Cash Balance Requirement was increased by an amount, to be recalculated each quarter, equal to $125,000 minus the amount of cash the Company used to repurchase its outstanding Senior Notes and Senior Discount Notes during such quarter less the amount of interest savings not realized as a result of such repurchases being in an amount less than $125,000. In addition, if the Company withdraws money from the cash collateral account, it must replenish the account with future cash obtained by the Company or any subsidiary in excess of $25,000. At December 31, 2003 approximately $199,000 of cash was restricted under the terms of the Company’s Senior Secured Credit Facility with JPMorgan Chase Bank (of which $100,000 has been classified as long-term). As a result of the Fifth Amendment, the Company will not be able to borrow money that may otherwise have previously been available to it under the Revolver, and can make no assurances that it will be able to raise any of the $500,000 of additional indebtedness now permitted under the terms of the Amendment. In addition, the requirement that the Company maintain a minimum balance of at least $100,000 in the cash collateral account significantly reduces the amount of cash available to the Company to invest in its business and execute its current business plan. The Company also entered into four previous amendments to the Credit Agreement, as described below.

On March 25, 2002, the Company entered into an Amendment to the Credit Agreement (the “Fourth Amendment”). The Fourth Amendment amends certain financial covenants and certain other negative covenants and amends certain other terms of the Credit Agreement, including increases to the margins and commitment fee payable thereunder. In connection with the Fourth Amendment, the Company paid certain lenders a fee of $12,900, repaid $187,500 of outstanding term loans under the Credit Facility and permanently reduced the amount available under the revolving loan from $250,000 to $187,500. The Company also agreed that it may not draw down additional amounts under the revolving loan until the later of March 31, 2004 or the date on which the Company delivers to the lenders a certificate with calculations demonstrating that the Company’s EBITDA, as defined, was at least $60,000 in the aggregate for the two most recent consecutive fiscal quarters. In connection with the Fourth Amendment, each of the lenders party thereto also agreed to waive any default or event of default under the Credit Agreement that may have occurred prior to the date of the Fourth Amendment.

As adjusted by the Fourth Amendment, the interest rate on the Credit Facility is, at the election of the Borrowers, based on either a LIBOR or an alternate base rate option. For the Revolver or Term Loan A borrowing, the interest rate will be LIBOR plus a spread of up to 350 basis points or the base rate plus a spread of 250 basis points, depending upon whether the Company’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) has become positive and thereafter upon the ratio of debt to EBITDA. In the case of the Revolver the Company will pay a fee of 150 basis points on the unused commitment accrued including a 350 basis points fee on up to $15,000 available for Letters of credits. For all Term Loan B borrowings the interest includes a spread that is fixed at 400 basis points over the LIBOR or 300 basis points over the alternate base rate. In addition, the LIBOR rate is subject to a 3.00% per annum minimum. As adjusted by the Fifth Amendment, on July 1, 2004, if the aggregate amount of outstanding Loans exceeds $415,875 (i.e., $75,000 less than the currently scheduled amount), the Applicable Spread with respect to all Loans shall be increased by 1.00%; provided, that such increase shall be eliminated if the aggregate amount of outstanding Loans is equal to or less than $390,937 on or before December 31, 2004.

In accordance with the Fourth Amendment, the Company prepaid $62,500 of the Term Loan A on March 25, 2002. At December 31, 2003, $139,365 of the Term Loan A was outstanding. Amortization of the Term Loan A commenced in September 2002 and will be repaid in quarterly installments based on percentage increments of the Term Loan A that start at 3.75% per quarter in September 2002 and increase in steps to a maximum of 10% per quarter in September 2005 through to maturity in June 2006.

In accordance with the Fourth Amendment, the Company prepaid $125,000 of the Term Loan B on March 25, 2002. At December 31, 2003, $367,380 of the Term Loan B was outstanding. Amortization of the Term Loan B commenced in September 2002 with quarterly installments of $750 per quarter until September 2006 when the quarterly installments increase to $90,750 per quarter through to maturity in June 2007.

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

The Credit Facility is collateralized by substantially all of the assets of the Company and its consolidated subsidiaries.

Evergreen Facility

In June 2003, the Company entered into a $41,500 Commercial Term Loan and Credit Agreement (the “Evergreen Facility”) with Evergreen Investment Management Company, LLC and certain of its affiliates (“Evergreen”). Evergreen’s commitment initially expired September 4, 2003 but had been extended, and subsequently expired, on November 3, 2003. Any term loans made under the Evergreen Facility will mature on June 30, 2008. The interest rate on the Evergreen loans is 12.5% per annum; however, no cash interest is payable until April 1, 2006. The interest rate is subject to upward adjustment in the event the Company incurs new indebtedness within 90 days after closing at a higher rate. In the event the Company or certain of its subsidiaries receive net proceeds in respect of certain prepayment events such as asset sales or casualty events and such net proceeds are not applied to the repayment of amounts outstanding under the Credit Facility, the Company must repay the Evergreen loans in an aggregate amount equal to such net proceeds or use such proceeds to acquire telecommunications assets, or for working capital. Following the termination of the Credit Facility, the Company must apply 50% of the net proceeds from such assets sales or casualty events to repay the Evergreen loans and not to reinvestment. The Company must apply 50% of excess cash flow for each fiscal year commencing on the earlier of (i) the fiscal year ending December 31, 2007 or (ii) the fiscal year in which all amounts outstanding under the Credit Facility have been paid in full or the Credit Facility does not prohibit such payment to prepay the Evergreen loans, provided that any lender may waive its right to receive the amount of such mandatory prepayment, and any amount will be applied to the mandatory prepayment of other Evergreen loans on a pro rata basis. Evergreen has a second priority lien on substantially all assets of the Company. The Evergreen Facility contains affirmative covenants, negative covenants and events of default substantially similar to those set forth in the Credit Facility. Upon closing, the Company paid a 4% or $1,660 funding fee to Evergreen. As of December 31, 2003, $0 was available to be drawn down from the Evergreen Facility and approximately $27,252 was outstanding.

In connection with the signing of the Evergreen Facility, the Company issued warrants to Evergreen to purchase 4,150,000 shares of Common stock at an initial exercise price of $1.25 per share. The warrants are exercisable any time following three months from their issuance. The Company valued the warrants using the Black-Scholes pricing model, applying an expected life of 5 years, a weighted average risk-free rate of 3.5%, a volatility rate of 70% and a deemed value of Common stock of $1.67 per share. The estimated value of the warrant, $4,026 was recorded as a contra liability against the debt to be amortized over the next 5 years. The balance of the debt discount was $3,556 at December 31, 2003.

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

The 9.8% Senior Discount Notes are general senior obligations of the Company, limited to $567,000 aggregate principal amount at maturity on February 15, 2008. The 9.8% Senior Discount Notes did not bear cash interest prior to February 15, 2003. The 9.8% Senior Discount Notes are redeemable, in whole or in part, at any time on or after February 15, 2003 at the option of the Company and have redemption prices starting at 104.9% of the principal amount at maturity and declining to 100% of the principal amount at maturity, plus any accrued interest.

The 11% Senior Discount Notes are general senior obligations of the Company, limited to $256,755 aggregate principal amount at maturity on July 1, 2008. The 11% Senior Discount Notes did not bear cash interest prior to January 1, 2003. The 11% Senior Discount Notes are redeemable, in whole or in part, at any time on or after July 1, 2003 and have redemption prices starting at 105.5% of the principal amount at maturity and declining to 100% of the principal amount at maturity, plus any accrued interest.

The 10.125% Senior Notes are general senior obligations of the Company, which mature in January 2009. Interest on the 10.125% Senior Notes is payable in cash semi-annually in arrears on each July 15 and January 15. The 10.125% Senior Notes are redeemable, in whole or in part, at any time on or after January 15, 2005 at the option of the Company and have redemption prices starting at 105% of the principal amount and declining to 100% of the principal amount, plus any accrued interest.

All of the Notes discussed above contain certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, prepay subordinated indebtedness, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations. The Notes contain cross default provisions entitling holders to declare the Notes and any accrued and unpaid interest thereon immediately due and payable. At December 31, 2003 the Company was restricted from making any dividend payments under the terms of the Notes.

Contractual maturities of long-term debt over the next 5 years are as follows:

2004	$50,522
2005	$69,210
2006	$222,845
2007	$646,001
2008	$457,308

During the quarter ended September 30, 2003, the Company completed a debt repurchase for certain of its Senior Discount Notes. The Company retired approximately $75,151 in book and face value of its Senior Discount Notes. The Company recognized a gain of approximately $45,556 from the early retirement of debt in which approximately $27,806 of cash was paid. In addition, the Company incurred fees of approximately $1,147 and wrote off debt issuance costs of approximately $642.

During the quarter ended March 31, 2002, the Company completed various debt repurchases for certain of its Senior Discount Notes. The Company retired approximately $24,037 in face amount with a book value of $22,142. The Company recognized an extraordinary gain of approximately $13,073 from the early retirement of debt in which approximately $722 in cash was paid and 2,589,237 shares of Common stock with a value of $7,875 were issued. In addition, the Company incurred fees of $180 and wrote off debt issuance costs of $292. The Company adopted SFAS No. 145 on January 1, 2003. Accordingly, in the consolidated statements of operations for the year ended December 31, 2002, the extraordinary gains on early retirement of debt of $13,073 have been reclassified and are included in the results from continuing operations. The adoption of SFAS No. 145 did not have a material impact on the Company’s financial statement, cash flows or results from operations.

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

In July 1999, the Company entered into $250,000 of two-year interest rate protection agreements with various counter-parties. These agreements convert $250,000 of the Company’s floating rate debt under the Chase Facility to a fixed rate of approximately 6.08%. For the years ended December 31, 2001, the Company’s reported interest expense was approximately $1,364 higher due to these agreements. There was no effect on interest expense in 2003 and 2002 as the interest rate agreement expired in 2001.

16. INCOME TAXES

The provision/(benefit) for income taxes is reflected in the Consolidated Statements of Operations as follows:

	2003	2002	2001
Current:
Federal	$—	$(4)	$—
State	50	216	1,147

Total Current	50	212	1,147
Deferred:
Federal	1,221	(880)	(4,480)
State	—	(326)	(439)

Total Deferred	1,221	(1,206)	(4,919)

Provision/(Benefit) for income taxes:
From continuing operations	1,271	(994)	(3,772)
From discontinued operations	—	187	90

Total provision/(benefit) for income taxes	$1,271	$(807)	$(3,682)

Temporary differences that give rise to a significant portion of deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

	2003	2002
Net operating loss carryforwards	$1,038,831	$887,812
Employee benefit plans	24,862	39,698
Reserve for bad debt	2,140	3,613
Start-up costs	2,625	3,181
Stock Based Compensation	46,969	33,733
Investment in unconsolidated entity	53,049	88,786
Accruals for nonrecurring charges and Contract settlements	20,986	15,902
Intangibles	25,453	17,955
Property, plant and equipment	229,819	210,335
Other, net	2,423	4,601

Total deferred tax assets	1,447,157	1,305,616

Valuation allowance	(1,447,175)	(1,305,634)

Total deferred taxes	$(18)	$(18)

During 2003 the Company generated federal net operating losses in the amount of $ 339,732 resulting in a deferred tax asset totaling $ 118,906. In the year ended December 31, 2002 the Company generated federal net operating losses of approximately $782,335 resulting in a deferred tax asset of approximately $273,817. In the opinion of management, the Company is not certain of the realization of all of its deferred tax assets. Thus, a valuation allowance has been provided against the net federal deferred tax asset. A valuation allowance has also been provided, as in past years, against the state net operating losses, which, in the opinion of management, are also uncertain as to their realization.

The net change in the valuation allowance for deferred tax assets during 2003 and 2002 was an increase of $141,559 and $531,770, respectively.

Net operating losses will expire as follows:

	Federal	State
2003-2013	$37,831	$2,387,951
2014-2023	2,407,179	704,330

Total	$2,445,010	$3,092,281

The company expects these operating losses to be available in the future to reduce its federal and state income tax liability. However, certain changes in stock ownership of the Company as defined under

Section 382 of the Internal Revenue Code of 1986, as amended (IRC), can result in limitations on the amount of net operating loss carryovers and built-in deductions that can be utilized each year for federal income tax purposes and under state tax laws. Consequently, utilization of the net operating losses may be limited. To the extent that net operating losses, when realized, relate to stock option deductions in excess of stock-based compensation previously recognized, the resulting benefits will be credited to stockholder’s equity.

As mentioned previously, the Company expects any financial restructuring to be implemented through a reorganization of the Company under Chapter 11. Under the IRC, the Company will not be required to recognize any cancellation of debt (COD) income. The Company will be required to reduce its tax attributes, essentially its net operating losses, by the amount of COD income excluded under the bankruptcy exception contained in the IRC.

The provision/(benefit) for income tax is different from the amounts computed by applying the U.S. statutory federal tax rate of 35%. The differences are as follows:

	For the Years Ended December 31,
	2003	2002	2001
Loss before provision/(benefit) for income taxes	$(324,430)	$(1,408,996)	$(688,471)

Federal income tax benefit at statutory rate	$(113,550)	$(493,148)	$(240,965)
State income taxes net of federal income tax provision/(benefit)	161	(48)	519
Federal valuation allowance	114,613	471,413	126,010
Amortization of goodwill	—	11,624	118,500
Estimated nondeductible expenses	47	(880)	(3,000)
Capitalize Interest	—	10,976	—
Other, net	—	(744)	(4,746)

Total provision/(benefit) for income taxes	$1,271	$(807)	$(3,682)

17. STOCKHOLDERS’ EQUITY AND STOCK PLANS

In May 2002, the shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (as amended), to increase the number of authorized shares of capital stock from 725,000,000, of which 25,000,000 shares are Preferred Stock and 400,000,000 are Non-Voting Class B Common Stock, to 925,000,000, including the same 25,000,000 shares of Preferred Stock and 400,000,000 of Non-Voting Class B Common Stock, and to increase the shares of Common stock from 300,000,000 to 500,000,000.

Therefore, the Company now has authorized 500,000,000 shares of $1 par value Common stock and 400,000,000 shares of $1 par value Class B nonvoting common stock. The Company also has authorized 25,000,000 shares of $1 par value preferred stock.

In May 2002, the shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (as amended), to effect a reverse stock split of its Common Stock. The effective date of the reverse stock split shall be any date selected by the Board of Directors on or prior to the

Company’s next annual meeting of shareholders. Alternatively, the Board may, at its sole discretion, determine that the reverse stock split is not in the best interests of the Company and its shareholders and not effect the reverse stock split.

In December of 2001, the Company adopted a stockholder rights plan. Under the plan, each stockholder of record on December 17, 2001 will receive a distribution of one Right for each share of Common stock of the Company. The Rights will become exercisable only if a person acquires, or announces a tender offer that would result in ownership of 15% or more of the Company’s Voting Common stock. The Company may redeem the Rights for $0.001 per Right, subject to adjustment, at any time before the acquisition by a person or group of 15% or more of the Company’s ordinary shares. The Rights will expire on December 5, 2011.

Non-Cash Stock-Based Compensation

Non-cash stock-based compensation was recognized in connection with the following plans in the following amounts during the years ended:

	For the years ended December 31,
	2003	2002	2001
Incentive stock options	$190	$8,418	$14,459
Incentive stock options (exchange related)	2,342	5,619	1,216
Outperform stock options	929	16,048	25,254
Outperform stock options (exchange related)	3,987	7,033	1,265
Restricted stock	(3,184)	(452)	19,551
Executive stock purchase plan	428	1,055	1,210

Total non-cash stock-based compensation	$4,692	$37,721	$62,955

Option Exchange Program

During the quarter ended December 31, 2001, the Company completed a stock option exchange offer. Under the offer, all options with a strike price below $16.00 were eligible to be exchanged in the ratio of 3 new options for 4 old options and options with a strike price of $16.00 and above were eligible to be exchanged in the ratio of 1 new option for 2 old options. Approximately 6,150,000 new stock options were issued as a result of the exchange program and approximately 9,750,000 stock options were cancelled. Approximately 1,622,000 new Outperform Stock Options (“OSO’s”) were issued as a result of the exchange program and approximately 3,163,000 OSO’s were cancelled. The strike price of the new options is $1.95 and the new stock options will vest monthly over a three-year period and the term of the new options will be five years. The OSO’s will vest monthly over a five-year period and the term of the new OSO’s will be ten years. Although the options were exchanged, GAAP requires additional non-cash stock based compensation be recorded as a result of the program.

Stock Options

The 1997 RCN Corporation Stock Option Plan (“the 1997 Plan”) contemplates the issuance of incentive stock options, as well as stock options that are not designated as incentive stock options, performance-based stock options, stock appreciation rights, performance share units, restricted stock, phantom stock units and other stock-based awards (collectively, “Awards”). Up to 30,000,000 shares of Common stock, plus 3,040,100 shares of Common stock issuable in connection with the related option adjustments stemming from the Company’s spin-off from C-TEC in September 1997 (the “Distribution”), may be issued pursuant to the Plan.

Unless earlier terminated by the Company Board, the 1997 Plan will expire on the tenth anniversary of the Distribution.

The RCN Corporation 1997 Stock Plan for Non-Employee Directors contemplates the issuance of 1,000,000 options to purchase shares of common stock for directors of the Company who are not employees of the Company or its affiliates. This plan requires the exercise price for these options to be equal to the fair market value of the Company’s stock on the date of grant, the term is ten years from the date of grant, and the options became exercisable immediately.

As a result of the option exchange program, approximately 6,150,000 new Incentive Stock Options (“ISO’s”) were granted and approximately 9,750,000 pre-existing stock options were cancelled. The incremental fair value of the options as a result of the exchange under SFAS No. 123 was $10,115. For the years ended December 31, 2003, 2002 and 2001 the Company recognized non-cash stock based compensation expense of $2,342, $5,619 and $1,216 respectively, related to the exchange program for the ISO’s. Under SFAS No. 123, the unamortized non-cash stock based compensation costs related to the cancelled options is recognized based on the service period associated with the new terms of the new options.

Excluding the options granted as a result of the option exchange program, the Company granted approximately 97,700, 288,100 and 2,019,000 ISO’s to employees and non-employee directors during the years ended December 31, 2003, 2002 and 2001, respectively, with a fair value under SFAS No. 123 of $51, $400 and $5,193, respectively. The fair value of stock options recognized during the years ended December 31, 2003, 2002 and 2001 were $190, $8,418 and $14,459, respectively.

Under the option exchange program, all options granted prior to January 1, 2000, and prior to the adoption of SFAS No. 123, were also eligible to be exchanged. In accordance with SFAS No. 123, the eligibility of the options to be exchanged that previously were accounted for under APB No. 25 automatically changes the accounting for the compensatory options to fall under SFAS No. 123. As a result, the fair value of the options under APB No. 25 that were not exchanged as part of the program were expensed in the period in which the exchange took place. The total non-cash stock-based compensation expense related to the non-exchanged APB No. 25 options in the amount of $341 was recognized in its entirety in the year ended December 31, 2001 and is included in the $14,459 amount mentioned above.

As of December 31, 2003, the Company had not reflected $1,055 of unamortized compensation expense in its financial statements for previously granted stock options.

The weighted-average fair value of ISOs granted during 2003, 2002 and 2001 was $0.52, $1.39 and $2.57, respectively.

The fair value for these options was estimated at the date of grant using a Black Scholes option pricing model with weighted average assumptions for dividend yield of 0% for 2003, 2002 and 2001; expected volatility of for 2003, 2002 and 2001 of 97.5%; a risk-free interest rate of approximately 3.9% for 2003, 2002 and 2001; and expected lives of 3 years for 2003, 2002 and 2001.

Information relating to Incentive stock options and Non-qualified stock options are as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2000	12,985,110	$22.40
Granted	8,168,950	$2.93
Exercised	37,893	$3.59
Cancelled	12,630,309	$21.08

Outstanding, December 31, 2001	8,485,858	$5.21
Granted	288,100	$1.28
Exercised	4,338	$1.95
Cancelled	1,538,971	$7.77

Outstanding, December 31, 2002	7,230,649	$4.51
Granted	97,700	$0.92
Exercised	289,336	$1.93
Cancelled	1,275,335	$14.92

Outstanding, December 31, 2003	5,763,678	$2.27

Shares exercisable December 31, 2003	4,242,854	$4.16

The following table summarizes stock options outstanding and exercisable at December 31, 2003:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.51 - 1.95	4,451,931	2.9	$1.89	3,043,673	$1.93
$2.16 - 5.69	471,782	2.0	$3.91	360,382	$3.76
$6.13 - 15.88	689,404	1.9	$7.95	688,238	$7.95
$18.25 - 30.75	79,377	1.3	$23.80	79,377	$23.80
$40.38 - 48.50	71,184	0.6	$42.70	71,184	$42.70

	5,763,678	2.4	$2.27	4,242,854	$4.16

Outperform Stock Option Plan

In June 2000, the Company adopted an OSO program pursuant to the Company’s 1997 Equity Incentive Plan. The OSO program was designed so that the Company’s stockholders would receive a market return on their investment before OSO holders receive any return on their options. Participants in the OSO program do not realize any value from awards unless the Common stock price outperforms the S&P 500 Index. When the stock price gain is greater than the corresponding gain on the S&P 500 Index, the value received for awards under the OSO program is based on a formula involving a multiplier related to the level by which the Common stock outperforms the S&P 500 Index. To the extent that the Company’s Common stock outperforms the S&P 500 Index, the value of the OSO’s to a holder may exceed the value of other stock options.

OSO grants are only made to participants who are employees of the Company as of the grant date. Each award vests over five years and has a ten-year life.

As a result of the option exchange program, approximately 1,622,000 new OSO’s were granted and approximately 3,163,000 pre-existing stock options were cancelled. The incremental fair value of the options as a result of the exchange under SFAS No. 123 was $16,614. For the years ended December 31, 2003, 2002 and 2001 the Company recognized non-cash stock based compensation expense of $3,987, $7,033 and $1,265, respectively, related to the exchange program for the OSO’s. The unamortized non-cash stock-based compensation costs related to the cancelled options is recognized based on the service period associated with the new terms of the new options.

Excluding the options granted as a result of the option exchange program, the Company granted approximately 750,000, 563,000 and 587,000 OSO’s to directors and employees during the three years ended December 31, 2003, 2002 and 2001 with a fair value of $423, $2,785 and $6,194, respectively. During the years ended December 31, 2003, 2002 and 2001 the fair value recognized for OSO’s, in addition to the exchange, were $929, $16,048 and $25,254, respectively. As of December 31, 2003, the Company had not reflected $4,494 of unamortized compensation expense in its financial statements for previously granted OSOs.

The weighted-average fair value of OSOs granted during 2003, 2002 and 2001 was $0.56, $4.95 and $10.33, respectively.

The fair value for these options was estimated at the date of grant using a Black Scholes option pricing model with weighted average assumptions for dividend yield of 0% for 2003, 2002 and 2001; expected volatility of 97.5% for 2003, 2002 and 2001; risk-free interest rates of approximately 3.9% for 2003, 2002 and 2001; and expected lives of 5 years for 2003, 2002 and 3 years for 2001.

Information relating to outperform stock options is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2000	3,000,000	$38.12
Granted	2,209,375	$2.57
Exercised	—	$—
Cancelled	3,162,500	$36.52

Outstanding, December 31, 2001	2,046,875	$2.23
Granted	563,000	$1.97
Exercised	—	$—
Cancelled	—	$—

Outstanding, December 31, 2002	2,609,875	$2.17
Granted	750,000	$0.96
Exercised	—	$—
Cancelled	150,000	$2.90

Outstanding, December 31, 2003	3,209,875	$1.85

Shares exercisable December 31, 2003	1,575,746	$1.95

The following table summarizes OSOs outstanding at December 31, 2003:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.84 - 1.95	2,874,875	8.2	$1.69	1,441,746	$1.82
$2.80 - 3.32	335,000	7.3	$3.30	134,000	$3.30

	3,209,875	8.1	$1.85	1,575,746	$1.95

Restricted Stock

In 2003 and 2002, the Company issued 994,567 and 775,212 shares of restricted stock with a fair value of $1,331 and $863, respectively. During the performance period the grantee may vote the shares, but the shares are subject to transfer restrictions and are all or partially forfeited if a grantee terminates employment with the Company. The restricted stock granted in 2003 vests over a period of six months or two years and restricted stock granted in 2002 vests over two years. The restricted stock is considered issued and outstanding.

Including the effect of forfeitures, the Company recorded ($3,184), ($452) and $19,551 of non-cash stock-based compensation expense for the three years ended December 31, 2003, 2002 and 2001 relating to its restricted stock program.

As of December 31, 2003 and 2002, the Company had unearned compensation costs of $342 and $4,336, respectively, which is being amortized to expense over the restriction period.

Preferred Stock

In April 1999, Hicks Muse Fund IV (“HMF IV”) purchased 250,000 shares of Series A Preferred Stock, par value $1 per share, for gross proceeds of $250,000. The Series A Preferred Stock is convertible into common stock at any time and is subject to a mandatory redemption on March 31, 2014 at $1.00 per share, plus accrued and unpaid dividends, but may be called by the Company after four years. The Series A Preferred Stock is cumulative and has an annual dividend rate of 7% payable quarterly in cash or additional shares of Series A Preferred Stock and has a conversion price of $38.71 per share. At December 31, 2003 the Company has paid cumulative dividends in the amount of approximately $97,213 in the form of additional Series A Preferred Stock. At December 31, 2003 the number of common shares that would be issued upon conversion of the Series A Preferred Stock was 8,969,844. In connection with the investment, HMF IV has the right to designate one director for election to the Company’s Board of Directors, which it has exercised.

In February 2000, Vulcan Ventures Incorporated (“Vulcan”), purchased $1,650,000 of mandatorily convertible cumulative Series B preferred stock (the “Series B Preferred Stock”), which will be converted into Common stock or Class B stock no later than seven years after it is issued. The Company has the option of redeeming at any time after August 28, 2003. The Series B Preferred Stock has a liquidation preference of $1,000 per share and is convertible at a price of $61.75 per share. All dividends will be paid in additional shares of Series B Preferred Stock. At December 31, 2003 the Company has paid cumulative dividends in the amount of $503,744 in the form of additional shares of Series B Preferred Stock. On December 31, 2003, Vulcan elected to convert 705,507 shares of Series B Preferred Stock into 11,424,810 shares of Class B Common stock and simultaneously sold such common shares, along with an additional 247,009 shares of Series B Preferred Stock. At December 31, 2003 the number of shares that would be issued upon conversion of the Series B Preferred Stock was 23,452,403. Under the terms of the agreement between Vulcan and the Company, Vulcan may designate for election up to two directors to the Company’s Board of Directors. Although no Vulcan designee currently serves on the Board, Edward Harris served on the board from February 28, 2000 to March 28, 2003 and William Savoy, from February 28, 2000 to October 7, 2003. The Preferred stock has a dividend rate of 7% per annum. The investment is limited to a 15% vote, in most cases.

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

Equity Offerings

On June 28, 2001, Red Basin, LLC (“Red Basin”), an entity formed by a director together with certain family members and trusts, purchased approximately 7,661,000 shares of common stock and warrants to acquire approximately 3,831,000 shares of common stock, for $50,000. The purchase price of the common stock and accompanying warrants is approximately $6.53 per share of common stock. The warrants have a term of 4 1/2 years and an exercise price equal to $12.928 per share. Pursuant to a stockholder’s agreement, Red Basin has certain other rights and obligations, including preemptive rights to purchase additional share of common equity, registration rights, restrictions on transfer of shares, limitations on acquiring additional shares, and other matters.

Executive Stock Purchase Plan

The Company has an Executive Stock Purchase Plan (“ESPP”), under which participants may defer, on a tax-free basis, up to 20% of their annual salary plus bonus. The deferred funds are used to purchase shares of RCN Common Stock. Share units corresponding to the shares purchased credited to participants’ accounts, and held for the benefit of the participant until the earlier of the end of the deferral period (no less than 3 years) or termination of employment. The Company issues a matching share unit for each share unit credited to a participant’s account. The share units do not give such participant any rights as a shareholder. The matching share units vest three years from the deferral and are subject to forfeiture as provided in the ESPP.

The number of shares, which may be distributed under the RCN ESPP as matching shares, or in payment of share units, is 500,000. At December 31, 2003, there were 757,265 RCN ESPP shares arising from participants’ contributions and 757,265 matching shares. At December 31, 2002, there were 772,887 RCN ESPP shares arising from participants’ contributions and 875,028 matching shares. The Company recognizes the cost of the matching shares over the vesting period. At December 31, 2003, deferred compensation cost relating to matching shares was $293. Expense recognized in 2003, 2002 and 2001 was $428, $1,055 and $1,210, respectively. Matching shares are included in weighted average shares outstanding for purposes of computing earnings per share.

18. PENSIONS AND EMPLOYEE BENEFITS

In 1997, RCN established a 401(k) savings plan that also qualifies as an ESOP (the “ESOP”). Contributions charged to expense in 2003, 2002, and 2001 for these plans were $2,213, $3,761, and $4,776, respectively. The Company issued 51,014 shares of treasury stock to the RCN 401(k) savings plan related to late deposits in 2001.

In order to meet the requirements of the Private Letter Ruling received at the time of the tax-free distribution of RCN stock with respect to its spin-off from CTE, the Company had a contingent obligation to fund the ESOP portion of its 401(k) plan with shares of Company Common stock by September 30, 2002 up to 3% of the total number of shares of Company Common stock outstanding at September 30, 1997 as increased by the number of shares issuable to NSTAR pursuant to the Exchange Agreement (collectively, “Outstanding Company Common Stock”) with a market value at such time of not less than $24,000, the Company will issue to the ESOP, in exchange for a note from the ESOP (the “ESOP Note”), the amount of Company Common stock necessary to increase the ESOP’s holdings of Company Common stock to that level, provided, however, that the Company is not obligated to issue shares to the ESOP in excess of 5% of the total number of shares of Outstanding Company Common stock.

During the second quarter of 2001, the Company received a supplemental IRS Letter Ruling modifying the Company’s contingent funding obligation to 3% of the Company’s outstanding shares immediately after the spin-off, or approximately 1.64 million shares of Common Stock, to the ESOP portion of the 401(k) plan, regardless of the value of the shares in the ESOP.

During the third quarter of 2002, the Company received a second supplemental IRS Letter Ruling indicating diversification of assets within the ESOP initiated by employees as well as disposition of assets held by the ESOP in connection with the termination of employment, will not have an adverse impact on rulings previously issued.

As of December 31, 2003, the ESOP owned Company Common stock exceeding the requirements of the Private Letter Ruling and its supplemental rulings.

In addition, the Company has two additional 401(k) savings plans as the result of the 21st Century acquisition. Both plans are employee contribution plans with no employer matching contribution. The Company plans to merge these plans into the existing RCN 401(k) savings plan.

The Company provides certain post-employment benefits to former or inactive employees of the Company who are not retirees. These benefits are primarily short-term disability salary continuance. The Company accrues the cost of post-employment benefits over employees’ service lives. The Company uses the services of an enrolled actuary to calculate the expense. The net periodic post-employment benefit cost was approximately $973, $1,304 and $644 in 2003, 2002 and 2001, respectively.

19. COMMITMENTS AND CONTINGENCIES

a. The Company had various purchase commitments totalling $21,827 at December 31, 2003 related to its 2004 construction budget.

b. Total rental expense, primarily for office space and equipment, was $22,584, $29,275 and $42,680 for 2003, 2002 and 2001, respectively. At December 31, 2003, rental commitments under non-cancellable leases, excluding annual pole rental commitments of approximately $2,986 that are expected to continue indefinitely, are as follows:

Year	Aggregate Amounts
2004	$26,253
2005	$23,343
2006	$25,893
2007	$30,737
2008	$30,336
Thereafter	$118,599

c. The Company has outstanding letters of credit aggregating $36,021 at December 31, 2003 of which $21,021 is collateralized by cash.

d. The Company expects that it will not be able to meet all of the construction and system build-out requirements contained in some of the cable franchise agreements it has entered into with certain local governments. The Company is attempting to negotiate with franchising authorities to extend, modify, terminate or postpone the terms of the applicable franchise to avoid any breaches and related penalties. The Company can make no assurances that it will be able to reach a satisfactory resolution of these issues, or that the municipalities involved will not seek to invoke the liquidated damages and other penalties to which they may claim to be entitled pursuant to the franchise agreements. Several jurisdictions have threatened or have brought legal action to seek damages or other remedies for the Company’s current or expected future non-compliance with construction and system build-out requirements. While the Company will raise both statutory and contractual defenses to such claims, and believes that its defenses are reasonable and justified, the law in this area is uncertain and the Company can make no assurances that it will be successful in defending such actions. If the Company does not prevail in its defense of these actions, it could be subject to significant damages. If all of the franchising authorities with which the Company has franchise arrangements were to make similar challenges and prevail in such efforts, the Company could be subject to aggregate penalties, which could have a material adverse effect on its operations.

e. The Company currently does not pay a franchise fee on its high-speed data services on the basis that the FCC has determined that such Internet services are not “cable services” as defined in the Communications Act. The Company’s position has been challenged by the City of Chicago, which has brought suit against the Company, as well as AT&T Broadband (now Comcast), the incumbent cable operator in the Company’s franchise service area, and the other franchised cable television operator in the City of Chicago (together the “Defendants”). The Defendants removed the action to federal court and succeeded in obtaining dismissal of the action on the ground that high-speed data service, as a matter of law, is not a “cable television service” within the scope of the Franchise Agreements and therefore cannot be subject to the Agreements’ franchise fee provision, which by its express terms is to be interpreted and applied in accordance with the federal Communications Act. The City of Chicago has appealed both the removal to federal District Court and the District Court’s dismissal of its case to the U.S. Seventh Circuit Court of Appeals. The Company will continue to vigorously defend its position in this action but can provide no assurances that the Defendants will prevail on appeal. If the City of Chicago prevails on appeal, it would mean that the City’s complaint would be remanded for further proceedings, to either the U.S. District Court for the Northern District of Illinois or the Circuit Court for Cook County, Illinois. In the event the City were ultimately to prevail on its complaint, the Company would need to pay the franchise fee on its high-speed data revenues and therefore to pass through the additional fees to its high-speed data service customers. However, because any adverse result will affect all of the Company’s competitors in the Chicago market, such a ruling would likely not have any material adverse effect on the Company’s ability to compete in the Chicago market. The Company also notes that this question is one of nationwide significance to local franchising authorities and cable television franchisees, and is the subject of litigation between other local franchising authorities and cable providers in other jurisdictions. Consequently, the ultimate result of all of these actions, including the action brought by the City of Chicago, will likely determine whether the Company’s high-speed data service fees are required to be included as cable service revenues for purposes of franchise fee payments.

f. Newtown Township, Pennsylvania served notice on the Company’s subsidiary, RCN Telecom Services of Philadelphia, Inc. (“RCN-Philadelphia”), alleging breach of the cable television franchise agreement between the parties on the ground that RCN-Philadelphia failed to complete construction and fully activate the cable system within the time required pursuant to the agreement. The Township’s Board of Supervisors entered a judgment against RCN-Philadelphia in the amount of $2,192, representing the Township’s alleged damages through the end of the franchise term. RCN-Philadelphia then filed a petition for review and appeal of the Township’s judgment in the Court of Common Pleas for Bucks County, Pennsylvania. On July 2, 2003, the Court of Common Pleas denied the petition for review and affirmed the judgment against RCN-Philadelphia. RCN-Philadelphia has appealed that decision to Commonwealth Court and oral argument on that appeal was held on March 3, 2004. While the RCN-Philadelphia has raised numerous points on appeal, and believes that the issues raised warrant a reversal of the judgment in favor of Newtown Township, the law in this area is uncertain and the Company can make no assurances that RCN-Philadelphia will be successful in overturning the judgment. In addition to the appeal of the judgment in Newtown Township, RCN-Philadelphia has filed a proceeding in the U.S. District Court for the Eastern District of Pennsylvania, seeking a modification of the Newtown Township franchise agreement. The District Court entered summary judgment in favor of the Township on February 11, 2004. On March 3, 2004, RCN-Philadelphia filed an appeal of that decision with the U.S. Third Circuit Court of Appeals. The $2,192 has been accrued by the Company at December 31, 2003.

g. Newtown Borough, Pennsylvania has also served notice on RCN-Philadelphia’s alleging breach of the of the cable television franchise agreement between RCN-Philadelphia and the Borough, on the ground that RCN-Philadelphia failed to complete construction and fully activate the cable system within the time required pursuant to the agreement. As a result of the alleged breach, the Borough Council entered a judgment against RCN-Philadelphia in the amount of $2,530, representing the Borough’s alleged damages through the end of the franchise term. RCN-Philadelphia then filed a petition for review and appeal of the Borough’s judgment in the Court of Common Pleas for Bucks County, Pennsylvania. That petition is now pending. While RCN-Philadelphia has raised numerous points in that petition, and believes that the issues raised warrant a reversal of the judgment in favor of Newtown Borough, the law in this area is uncertain and RCN-Philadelphia can make no assurance that it will be successful in overturning the judgment. In addition to the petition for review of the Newtown Borough judgment, RCN-Philadelphia has filed a proceeding in the U.S. District court for the Eastern District of Pennsylvania,, seeking a modification of the Newtown Borough franchise agreement. That proceeding is currently pending. While RCN-Philadelphia has raised numerous points in that proceeding, the Company can make no assurances that RCN-Philadelphia will be successful in obtaining the relief sought. The $2,530 has been accrued by the Company at December 31, 2003.

h. In December 2003, the Company’s subsidiary, RCN Cable TV of Chicago, Inc., filed a modification petition under the provisions of Section 625 of the Communications Act of 1934, 47 U.S.C. Section 545, with the City of Chicago’s Cable Television Commission seeking modification of certain of the franchise agreements with the City of Chicago. No decision on that petition has been rendered. In the event that the modification is not granted, the Company intends to seek relief in federal court, as permitted under the federal Communications Act. Notwithstanding the filing of the modification petition, in February 2004, the Commission declared the Company in default of the obligations of the franchise agreements for failure to construct in certain areas of the City and to make certain payments to the Chicago Access Corporation. As a result of these alleged defaults, and notwithstanding federal court cases holding that a local municipality may not impose sanctions on a cable operator for alleged violations of obligations that are the subject of a modification petition, the Commission assessed multiple fines of $1 per day per alleged offense and per affected customer, some retroactive to January 7, 2004, and some continuing through the end of the franchise term in the year 2015. Although the precise calculation of the assessments is impossible to discern from the Commission’s resolutions, it has been reported that the City believes that they amount to approximately $1,000 per day in the aggregate. In connection with these claims, the City has drawn down the Company’s letters of credit and demanded payment in full on the Company’s performance bonds posted pursuant to the franchise agreements. Negotiations with the City to resolve these alleged defaults and fines are ongoing. The Company cannot provide assurances that it will reach a satisfactory resolution with the Commission or that, if it does not obtain satisfactory relief as a result of the petition to the Commission, such relief would be obtained from the federal court proceedings. To the extent that the City is ultimately successful either in asserting a right to penalties at the level imposed by the Commission or in obtaining a judgment requiring RCN-Chicago to complete construction of the remaining areas of the City, such result(s) would have a material adverse effect on RCN-Chicago.

i. Edward T. Joyce, as representative of former stockholders and warrant holders (including LaSalle options holders) of 21st Century Telecom Group, Inc. v. RCN Corporation and RCN Telecom Services of Illinois, Inc. Edward T. Joyce, as representative of the former stockholders and warrant holders of 21st Century Telecom Group, Inc. (“21st Century”) has sued RCN Corporation in the Delaware Court of Chancery. Mr. Joyce is a former member of the Board of Directors of 21st Century. RCN acquired the stock of 21st Century pursuant to an Agreement and Plan of Merger that closed in April 2000 (the “Merger Agreement”). Pursuant to the Merger Agreement, RCN held back 10% of its common stock consideration (the “10% Holdback”) for a period of one year to allow for any indemnity claims. The Merger Agreement stated that the 10% Holdback would be based upon RCN’s stock price at the time the Merger Agreement was executed. The suit seeks reformation of the Merger Agreement to reflect what Plaintiffs allege was actually negotiated and agreed to: that the 10% Holdback would be based upon RCN’s stock price as of the end of the one year holdback period. Because RCN’s stock had fallen in value during this period, if Plaintiffs prevail RCN would have to distribute approximately 5 million additional shares in consideration of the Merger Agreement. RCN has filed a motion to dismiss this matter.

j. With respect to its tax free spin-off in September 1997 from C-TEC Corporation, the Company has agreed to indemnify Cable Michigan and CTE and their respective subsidiaries against any and all liabilities which arise primarily from or relate primarily to the management or conduct of the business of the Company prior to the effective time of the Distribution. The Company has also agreed to indemnify Cable Michigan and CTE and their respective subsidiaries against 30% of any liability which arises from or relates to the management or conduct prior to the effective time of the Distribution of the businesses of C-TEC and its subsidiaries and which is not a true CTE liability, a true Cable Michigan liability or a true Company liability. The Tax Sharing Agreement, by and among the Company, Cable Michigan and CTE (the “Tax Sharing Agreement”), governs contingent tax liabilities and benefits, tax contests and other tax matters with respect to tax returns filed with respect to tax periods, in the case of the Company, ending or deemed to end on or before the Distribution Date. Under the Tax Sharing Agreement, Adjustments (as defined in the Tax Sharing Agreement) to taxes that are clearly attributable to the Company Group, the Cable Michigan Group, or the CTE Group will be borne solely by such group. Adjustments to all other tax liabilities will be borne 50% by CTE, 30% by the Company and 20% by Cable Michigan.

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

20. RELATED PARTY TRANSACTIONS

At December 31, 2003 and 2002, the Company has accounts receivable from related parties of $13,329 and $10,068, respectively, for these transactions. At December 31, 2003 and 2002, the Company has accounts payable to related parties of $3,715 and $13,833, respectively.

Based on the Starpower joint venture service agreement, the Company allocates certain identified incurred expenses to Starpower. These expenses include network cost allocations, customer call center costs, and general administrative costs. These identifiable costs totaled approximately $18,452 for the year ended December 31, 2003. The cost allocated to Starpower for the year ended December 31, 2002 and 2001 was $17,782 and $19,594, respectively. In addition, the Company guaranteed facility rental obligations related to contracts entered into by Starpower. As of December 31, 2003, the guarantees issued by RCN cover approximate $300 of the remaining rental obligations. The Company has also issued franchise and construction performance bonds on behalf of Starpower in the approximate amount of $4,200. PEPCO has agreed to indemnify RCN for 50% of any payments RCN makes under Starpower’s franchise and construction performance bonds.

The Company has an existing relationship with Commonwealth Telephone Enterprises, Inc. (“CTE”). The Company’s Chairman and Chief Executive Officer is also a Director of CTE. Four other Directors also serve on the board of directors of CTE. Prior to September 30, 1997, RCN was a wholly owned subsidiary of CTE (formerly C-TEC Corporation). On September 30, 1997, C-TEC distributed the shares of RCN to its shareholders. The Company agreed to provide or cause to be provided certain specified services (management services) to CTE for a transitional period after the distribution. The agreement was terminated by CTE in December 2002. The total fee for 2002 and 2001 was approximately $1,200.

In 2003, the Company paid NSTAR approximately $4,779, primarily for network construction and related support and separately paid NSTAR approximately $3,025 for utility service. Total fees paid to NSTAR in 2002 and 2001 were approximately $10,630 and $64,400, respectively. Construction costs are capitalized and are recorded as Property, plant, and equipment on the Company’s Balance Sheets. A Former Director of the Company is also the Chairman and Chief Executive Officer of BECO and NSTAR.

In 2003, the Company paid Sordoni Skanska, a subsidiary of Skanska USA, as project manager, approximately $1,675 to oversee network construction and for related labor costs in several of the Company’s markets. The Company reimburses Sordoni Skanska for staff and administrative services, project management fees, and invoices from sub contractors. The Company also paid Barney Skanska approximately $78 for construction services relating to certain of the Company’s hub sites in 2003. Fees paid in 2002 and 2001 to Sordoni Skanska and Mr. Skanska were approximately $1,682 and $65,500, respectively. Construction costs are capitalized and are recorded as Property, plant, and equipment on the Company’s Balance Sheets. A former Director of the Company was the President of Skanska USA.

In 2003, the Company paid Level 3 approximately $1,240 for network construction and approximately $3,161 for circuit costs. Approximate total payments to Level 3 in 2003, 2002 and 2001 were $4,401, $4,393 and $13,400, respectively. Level 3 owns 24.15% of the outstanding shares of common stock in RCN as of December 31, 2003. In addition, the Company’s Chairman and Chief Executive Officer and director is also a director of Level 3.

The Company has a data center outsourcing contract with (i)Structure, Inc., a subsidiary of Level 3. In 2003, the Company paid (i)Structure, Inc. $2,151 for hosting services.

The Company provided CTE local and long distance services of approximately $208 during 2003. Commonwealth Telephone Company and CTSI, Inc., each a subsidiary of CTE, provided the Company with local and long distance services of approximately $566. For the years ended December 31, 2002 and 2001 total costs paid to CTE and its subsidiaries were $198 and $702, respectively.

The Company paid the Hanify and King law firm approximately $353, $287 and $182 for legal services in 2003, 2002 and 2001, respectively. The Company’s Chairman and Chief Executive Officer and Director has a family member who is a partner with Hanify and King.

In 2003, the Company paid $200 to Liberty Mutual Insurance Company to lease office space for operations in the Company’s Boston market. Lease payments in 2002 were $225 and 2001 were $196. A former Director of the Company is a Director of Liberty Mutual Insurance Company.

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

The Company’s trade receivables reflect a customer base primarily centered in the Boston to Washington, D.C. corridor of the United States. The Company routinely assesses the financial strength of its customers. As a consequence, concentrations of credit risk are limited.

SUPPLEMENTAL DATA — QUARTERLY INFORMATION (Unaudited)

(THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

2003	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$117,595	$114,461	$114,991	$137,807
Operating loss	$(57,048)	$(51,189)	$(86,746)	$(171,774)
Net loss from continuing operations	$(94,675)	$(85,583)	$(69,533)	$(249,956)
Basic and diluted loss per common shares before discontinued operations	$(0.86)	$(0.77)	$(0.62)	$(2.26)
Net income (loss) available to common shareholders	$32,353	$(126,432)	$(110,533)	$(294,481)

Common Stock
High	$1.12	$2.19	$3.28	$2.13
Low	$0.65	$0.66	$1.78	$0.68

2002	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$105,980	$108,362	$108,379	$110,773
Operating loss	$(108,062)	$(1,014,416)	$(90,393)	$(99,841)
Net loss from continuing operations	$(111,930)	$(1,055,339)	$(131,687)	$(123,339)
Basic and diluted loss per common shares before discontinued operations	$(1.10)	$(10.09)	$(1.20)	$(1.12)
Net loss available to common shareholders	$(148,671)	$(1,094,401)	$(169,154)	$(158,113)

Common Stock
High	$3.14	$1.95	$1.56	$0.90
Low	$1.20	$1.11	$0.51	$0.48

REPORT OF MANAGEMENT

The integrity and objectivity of the financial information presented in these financial statements is the responsibility of the management of RCN Corporation.

The financial statements report on management’s accountability for Company operations and assets. To this end, management maintains a system of internal controls and procedures designed to provide reasonable assurance that the Company’s assets are protected and that all transactions are accounted for in conformity with accounting principles generally accepted in the United States. The system includes documented policies and guidelines, augmented by a comprehensive program of internal and independent audits conducted to monitor overall accuracy of financial information and compliance with established procedures. See Item 9a concerning certain disclosures being made regarding management’s review of internal controls and disclosure controls.

PricewaterhouseCoopers LLP, independent accountants, conduct a review of internal accounting controls to the extent required by generally accepted auditing standards and perform such tests and procedures as they deem necessary to arrive at an opinion on the fairness of the financial statements presented herein.

The Board of Directors meets its responsibility for the Company’s financial statements through its Audit Committee which is comprised exclusively of directors who are not officers or employees of the Company. The Audit Committee recommends to the Board of Directors the independent auditors for election by the shareholders. The Committee also meets periodically with management and the independent and internal auditors to review accounting, auditing, internal accounting controls and financial reporting matters. As a matter of policy, the internal auditors and the independent auditors periodically meet alone with, and have access to, the Audit Committee.

/s/ Patrick T. Hogan
Patrick T. Hogan
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of RCN Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 46 present fairly, in all material respects, the financial position of RCN Corporation and its Subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (a)(2) on page 46 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficiency, a net capital deficiency and in each of the past three years has incurred losses from operations and net cash outflows from operations. The Company will not have sufficient cash to meet its anticipated cash needs for working capital, capital expenditures, contractual debt maturities, cash interest payments and other activities for the next twelve months without successfully restructuring its balance sheet. Furthermore, the Company has not made recent interest payments on certain of its Senior Notes and is in default of its debt agreements. These matters raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets on January 1, 2002.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 25, 2004