Form 10-K/A
period 2003-12-31
RCN CORP /DE/
filed 2004-04-30
CIK 1041858

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is an accelerated filer as defined by Rule 12b-2 of the 1934 Securities and Exchange Act:    ☒  Yes    ☐  No

Explanatory Note

This Amendment No. 1 to RCN Corporation’s (“RCN” or the “Company”) Annual Report on Form 10-K/A amends RCN’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 in order to add certain items required under Rules 401 and 405 of Regulation S-K, the reports of the Company’s Audit Committee and Compensation Committee, and the Audit Committee charter, all of which otherwise would have been incorporated by reference to the Company’s Proxy Statement filed on Form 14A. RCN does not anticipate filing its Proxy Statement within 120 days of the close of its fiscal year and, as a result, will not be able to incorporate items included in the Proxy Statement into the Form 10-K by reference. In addition, this amendment reports on the severance agreements relating to two former Section 16 officers, and corrects certain references in the list of exhibits in Item 15(a)(3).

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

ITEM 9a Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company has performed an evaluation of disclosure controls and internal controls over financial reporting. Given the impending restructuring and associated employee turnover, significant deficiencies in internal controls in the areas of non-customer payment processing, technical capital labor and customer adjustments were recently identified and communicated to the Company’s Audit Committee as reportable conditions. The Company is in the process of putting in place enhanced policies and procedures to address these issues. The known and estimable financial impact of these reportable conditions has been recorded in the financial statements for the period ended December 31, 2003.

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

The Company updated its Code of Conduct on March 5, 2004. The Code of Conduct is available on the Company’s web site http://www.rcn.com/investor/financialinfo/php

INFORMATION ABOUT THE BOARD AND ITS COMMITTEES

Director Attendance

During 2003, the Board of Directors met ten times, the Executive Committee met four times, the Audit Committee met six times, and the Compensation Committee met seven times. The Nominating Committee and the Operating Committee did not meet in 2003. All Directors attended at least 75% of the Board of Directors meetings and meetings held by Committees of which they were members, except for Thomas J. May, who attended five of the eight meetings of the Board of Directors and three of the five meetings of the Audit Committee held prior to his resignation as a Director on December 23, 2003.

Since January 1, 2004, the Board of Directors met twelve times, the Audit Committee met two times and the Compensation Committee met two times. The Executive Committee, Nominating Committee and the Operating Committee did not meet in 2004.

Directors’ Compensation

Directors who are also employees of the Company and its subsidiaries receive no Directors’ fees. Non-employee Directors of the Company receive an annual Directors’ fee of $15,000 in Common Stock based upon the average of the high and low prices of the Company’s Common Stock on the trading day immediately preceding each January 1, plus $1,000 in cash per board meeting attended. Members of the Audit Committee, other than the Chairman, receive an additional Directors’ fee of $5,000 in the Company’s Common Stock and $1,000 in cash per meeting attended. The Chairman of the Audit Committee receives an additional Directors’ fee of $15,000 in the Company’s Common Stock, $10,000 in cash, and $1,500 per meeting attended. Members of the Compensation Committee, other than the Chairman, receive $1,000 per meeting attended. The Chairman of the Compensation Committee receives an additional Directors’ fee of $5,000 in the Company’s Common Stock, $5,000 in cash, and $1,500 per meeting attended. Members of the Operating Committee, excluding the Chairman, receive $1,000 per meeting attended. The Chairman of the Operating Committee receives an additional Directors’ fee of $5,000 in the Company’s Common Stock, $5,000 in cash, and $1,500 for each meeting attended. In addition to the fees paid for attendance at meetings, Directors receive $500 per half day for service to the Company on non-meeting days. Pursuant to the Company’s 1997 Stock Plan for Non-Employee Directors, each non-employee Director receives an annual grant of fully vested non-qualified options for 4,000 shares of Common Stock on the date of the Annual Meeting with an exercise price equal to the fair market value of the Common Stock on the date the options are granted.

Fiscal Year 2003 Board Fees

	Retainer		Board, Committee Meeting and Other Fees
Director	Common Shares	Cash		Option Grant	Date	Price
Peter S. Brodsky(1)	28,302	0	$8,000	4,000	06/06/2003	$2.15
James Q. Crowe	28,302	0	$14,000	4,000	06/06/2003	$2.15
Alfred Fasola	49,557	$15,000	$45,000	4,000	06/06/2003	$2.15
Edward Haris	28,302	0	$1,000	4,000	06/06/2003	$2.15
Richard R. Jaros	37,736	0	$14,000	4,000	06/06/2003	$2.15
Thomas J. May	37,736	0	$10,000	4,000	06/06/2003	$2.15
Thomas P. O’Neill, III	37,736	0	$11,000	4,000	06/06/2003	$2.15
Eugene Roth	30,689	$5,000	$20,500	4,000	06/06/2003	$2.15
William Savoy	28,302	0	$4,000	4,000	06/06/2003	$2.15
Walter Scott, Jr.	28,302	0	$12,000	4,000	06/06/2003	$2.15
Michael Yanney	28,302	0	$18,000	4,000	06/06/2003	$2.15

(1)	Mr. Brodsky’s compensation for serving on the Company’s Board of Directors, including both cash and stock-based compensation, is paid to his employer, Hicks Muse & Co Partners, LLC.

In 2003, the Compensation Committee retained Vedder, Price, Kaufman & Kammholz (“Vedder Price”), a law firm with specialization in executive compensation, to review Director compensation in light of the corporate goverance climate. Based upon Vedder Price’s recommendations, the Compensation Committee and the Board of Directors approved increases of the amounts payable to the Audit Committee Chairman, as well as payments to the Compensation Committee Chairman, and the Chairman and non-employee members of the Operating Committee. The amounts payable to the Audit Committee Chairman were increased from $10,000 per annum, payable in the Company’s Common Stock, to $15,000 per annum payable in the Company’s Common Stock plus $10,000 per annum payable in cash. The amounts payable to the Compensation Committee Chairman were set at $5,000 per annum, payable in the Company’s Common Stock, plus $5,000 per annum payable in cash. The amounts payable to the Operating Committee Chairman were set at $5,000 per annum, payable in the Company’s Common Stock, plus $5,000 per annum, payable in cash. The Chairman and other members of the Operating Committee were also entitled to $1,500 per meeting attended. However, since no meetings of the Operating Committee were held, no attendance fees were paid to members of that Committee.

On September 20, 2001, Mr. Scott was appointed Vice Chairman of the Board of Directors, and was engaged as a consultant to the Board and management in connection with various matters requested by the

Board, including those relating to raising capital and construction issues. Mr. Scott did not receive any fee or cash bonus as compensation for his consulting services. In lieu thereof, Mr. Scott was granted 500,000 Outperformance Options (“OSO”) with an initial strike price of $1.95. These OSOs vested monthly over sixty (60) months beginning October 2001. The Company also agreed to grant to Mr. Scott an additional 250,000 OSOs, at the same initial strike price of $1.95, which would be fully vested on the date of grant, provided that certain performance objectives were achieved by April 2002. The performance objectives related to: (i) certain debt reduction activities, (ii) assisting the CEO in reviewing each market’s business plan to assure positive cash flow in each market, (iii) reviewing and assisting management in preparing the Company’s financial plan to assure efficiencies are realized, including relating to engineering and construction, operations and sales and marketing, (iv) assisting the CEO in seeking strategic partners, (v) reviewing with the CEO and President of Customer and Field Operations the organizational structure and necessary changes to improve efficiencies and reduce expenses, and (vi) such other duties as may be requested by the Board of Directors from time to time. The Compensation Committee retained the right to modify or add to the targets. The Compensation Committee determined that Mr. Scott had achieved the objectives. However, on April 16, 2002, the Committee and Mr. Scott agreed that notwithstanding the foregoing, and in light of the market price for the Company’s Common Stock, new and additional performance objectives would be added and the additional 250,000 OSOs would be granted and fully vested only upon achievement of such objectives. In addition, the initial strike price of such 250,000 OSOs would be $1.21, the closing price of the Common Stock on April 15, 2002. On April 16, 2002, the date the Compensation Committee decided to include new and additional objectives, the Compensation Committee amended the vesting of the initial 500,000 OSOs to provide that they were fully vested on such date. On February 27, 2003 the Committee determined that the additional objectives had been met, and the additional 250,000 OSOs were granted accordingly. On January 27, 2004, Mr. Scott waived all right, title and interest in the 750,000 OSOs and an additional 20,000 options to acquire the Company’s Common Stock which he had previously received at various times in connection with his service as a Director.

All of the non-employee Directors have declined to accept the grant of shares for Board and Committee service for 2004. As a result, no shares were issued to the Directors in 2004.

Executive Committee

The Executive Committee exercises, to the extent permitted by law and delegated by the Board of Directors, all powers of the Board of Directors between board meetings, except those functions assigned to specific committees. The Executive Committee consists of David C. McCourt, Chairman, Walter Scott, Jr., James Q. Crowe, Alfred Fasola and Michael B. Yanney.

Nominating Committee

The Nominating Committee reviews the qualifications of directors and potential new directors and makes recommendations to the Board. The Nominating Committee evaluates for the Board the Committee structure and effectiveness and frequency and productiveness of Board and Committee meetings. The Nominating Committee also evaluates and makes recommendations to the Board regarding the adequacy of corporate governance policies.

Shareholders who wish to communicate with this Committee concerning potential Director candidates may do so by corresponding with the Corporate Secretary of the Company. The communications should include the name and biographical data of the individual. The Nominating Committee consists of Eugene Roth, Chairman, Alfred Fasola and Michael B. Yanney.

Compensation Committee

The Compensation Committee, pursuant to the Compensation Committee Charter, discharges the Board of Directors’ responsibilities on matters relating to Chief Executive Officer, senior executive and employee compensation, makes recommendations to the Board of Directors on matters related to employee and director compensation, approves employment contracts, and reviews plans concerning the orderly succession of senior officers and key management personnel. The Compensation Committee administers the Company’s annual Short-Term Performance Incentive Plan, 2001 Chairman’s Performance and Retention Plan, Key Employee Retention Plan, 1997 Equity

Incentive Plan, Executive Stock Purchase Plan and the Savings and Stock Ownership Plan. The Compensation Committee consists of the following three directors who are independent and are not employees of the Company: Eugene Roth, Chairman, Alfred Fasola and Michael B. Yanney.

Audit Committee

The principal functions of the Audit Committee are detailed in the Audit Committee Charter, and include (i) making recommendations to the full Board of Directors concerning the appointment of independent accountants; (ii) serving as an independent and objective party to monitor the integrity of the Company’s financial reporting process and internal control system; (iii) reviewing the audit scope and performance of the independent accountants and internal auditors; (iv) reviewing the Company’s significant accounting principles, policies and reporting practices with the independent accountants, internal auditors and management; and (v) reviewing the results of and monitoring audits conducted by the internal and external auditors. The Audit Committee consists of the following three directors who are independent and are not employees of the Company: Alfred Fasola, Chairman, Thomas P. O’Neill, III, and Richard R. Jaros. Thomas J. May, who resigned from the Board of Directors on December 23, 2003, served as the Financial Expert for the Audit Committee. The Company currently does not have a Financial Expert on the Audit Committee and is seeking to replace this position.

Operating Committee

In April 2003, the Board informally approved formation of an Operating Committee to provide oversight and direction to key operational decisions and strategies. Alfred Fasola was named Chairman of the Operating Committee, and Walter J. Scott, Michael B. Yanney and David C. McCourt were included as committee members. Mr. Fasola spent significant time working with Company management to develop an Operating Committee charter. In December, 2003, the Board formally approved formation of the Operating Committee and determined that it should be merged with the Executive Committee. Those members of the Operating Committee not already members of the Executive Committee were added to the Executive Committee as a result of that merger.

COMPENSATION COMMITTEE REPORT

The compensation programs for the Company’s Executive Officers are administered by the Compensation Committee (the “Compensation Committee”) of the Board of Directors. The Compensation Committee is comprised of three independent non-employee Directors. The Compensation Committee makes determinations with respect to all executive compensation matters involving Executive Officers who are subject to Section 16 of the Securities Exchange Act of 1934. In addition, the Compensation Committee makes recommendations and/or determinations with respect to all other executive compensation matters. The Compensation Committee met seven times in 2003 and two times to date in 2004.

The Compensation Committee submits the following report on compensation for the Company’s Executive Officers for the 2002 fiscal year:

Compensation Philosophy

The Company has established pay-for-performance compensation programs for all levels within the Company, including its executive officers. The Company emphasizes the need for all employees to set objectives and for the objectives of each employee to be tied to the Company’s goals. The Company’s compensation programs are intended to motivate its employees to provide superior service and superior performance in order to be competitive. Under the Company’s total compensation program, all employees of the Company are evaluated against their individual performance ranking and compensated accordingly.

The Company’s compensation philosophy for executive officers is that pay should be based upon performance against written objectives which are designed to motivate them to lead the organization, establish and communicate the Company’s objectives, and execute the Company’s business plan to achieve its objectives. The market alignment strategy for the compensation elements include base salary at or below the midpoint of the Company’s peer group, and is performance based; short term incentive which is at or below the midpoint of the Company’s peer group, and is performance based and at risk; and long term incentive which is at or above the midpoint of the Company’s peer group, is performance based, and at risk; and is focused on retaining the executive and motivating the executive to drive the Company’s overall performance. The promotion of stock ownership of the Company has been a key component in the Company’s executive compensation strategy. However, due to the expected financial restructuring of the Company, the Company suspended grants and other ownership programs in the fourth quarter of 2003.

The Chief Executive Officer reviews the performance of the senior executives against written objectives on a quarterly basis. Based upon those evaluations, he recommends to the Compensation Committee base salaries, short-term and long-term incentive grants for those executives consistent with the compensation philosophy of the Company.

Base Salaries

Other than Executive Officers who were promoted during 2003, Executive Officers did not receive any increase in their base salaries in 2003.

Annual Bonuses

The Company pays annual bonuses under the Short Term Performance Incentive Plan. The amount of cash bonuses are based upon market performance as well as Company-wide objectives and are linked to individual performance. The Company-wide objectives are established as “stretch” objectives requiring performance above established goals. Success against these objectives and overall assessed performance determine the amount of a bonus pool. The Compensation Committee determines the individual awards for the Company’s executive officers that are subject to Section 16 of the Securities Exchange Act of 1934 and approves the individual awards for the Company’s other executive officers.

The 2002 incentive plan resulted in determining an average bonus achievement of 70% of targets that were to be obtained by December 31, 2002. However, in April, 2003, the Compensation Committee determined that no bonuses would be approved for payment, other than bonuses guaranteed in an employment agreement, until additional performance targets established at that time were met. In June, 2003, the Compensation Committee determined that partial achievement of the overall objectives for the extended 2002 incentive plan goals had been obtained and bonus payments were made in June 2003 reflecting approximately 40% attainment.

The 2003 incentive plan for executive officers consisted of market goals and Company-wide goals to be obtained by December 31, 2003. Only certain of the 2003 targets were achieved, which resulted in payouts to three general managers who were determined to have achieved a portion of their market goals. None of these payments exceeded 33% of the market executive’s target bonus. No other executive officers received a bonus under this plan.

Stock Options

To further the interests of the Company’s senior executives with that of shareholders, the Company has adopted, and the shareholders have approved, the 1997 Equity Incentive Plan, which provides for grants of stock options, as well as restricted stock and other stock-based compensation. Generally, the number of stock options granted to the named Executive Officers and mid-level management employees are based on the individual’s grade level, title and evaluation of each executive’s individual performance and contribution to the Company’s performance as presented to the Compensation Committee. The Compensation Committee has always believed that stock options provide an incentive for retention of executive talent and the creation of shareholder value in the long-term since the full benefit of the compensation package cannot be realized unless the price of the Company’s stock appreciates over a specified number of years and the executive continues to perform services for the Company. In August 2003, the Compensation Committee decided that restricted stock grants were more appropriate in the current business climate. Due to the significant decline in the market price of the Company’s Common Stock, and due to the restructuring negotiations with our lenders and note holders, the

Company did not grant any options or restricted stock to Executive Officers in 2003, other than to certain Vice Presidents or Senior Vice Presidents who were promoted or hired between January 1, 2003 and July 1, 2003.

Outperformance Option Grants

The Company has adopted an Outperformance Option (“OSO”) program under the 1997 Equity Incentive Plan whereby certain senior management of the Company will benefit from an increase in the market value of the Company’s shares only if the Company’s stock performance exceeds the performance of the general market, as measured by the Standard & Poor’s (S&P) 500 Index, and the value rises above the options’ strike price. Participants in the OSO program do not realize any value from the awards unless the Common Stock price outperforms the S&P 500 Index and exceeds the strike price, which adjusts based on the S&P performance. When the Company’s stock performance is greater than the S&P 500 Index performance, the value received for the awards in the OSO plan is based on a formula involving a multiplier related to the level by which the Common Stock outperforms the S&P 500 Index. Upon exercise, the value of each OSO will be, in cash or shares of stock, an amount equal to the product of the closing price of the Common Stock, less the adjusted strike price, multiplied by the multiplier. The more the Company stock outperforms the Index, the higher the multiplier, up to a maximum of eight times. Unlike traditional option plans, increases in the price of the Company’s Common Stock that underperform the S&P 500 Index yield no value to the option holders. The Company set certain goals and objectives in July of 2002, and in the first quarter of 2003, granted 250,000 OSOs to Walter Scott Jr., and 500,000 OSOs to David C. McCourt. On January 27, 2004, Mr. Scott waived all right, title and interest in the 750,000 OSOs and an additional 20,000 options to acquire the Company’s Common Stock which he had previously received at various times in connection with his service as a Director.

Executive Stock Purchase Plan

To further align the interests of the Company’s senior executives with that of shareholders, the Company encourages executives to acquire and maintain an equity stake in the Company. To assist executives in accumulating this equity position on a pre-tax basis, the Company implemented the Executive Stock Purchase Plan pursuant to which an executive may purchase Company stock through deferral of earned and otherwise payable cash compensation, which is matched by the Company up to a maximum of 20%. Due to the restructuring negotiations, the Company suspended participation in this plan as of January 1, 2004.

Chairman’s Performance and Retention Bonus Plan

In 2001 the Company established the 2001 Chairman’s Performance and Retention Bonus Plan, which was designed to retain and motivate certain key employees. The plan had been established because the Compensation Committee felt that the stock options held by employees were not providing adequate long term incentives and retention, due to the significant decline in the market price of the Company’s Common Stock. The Compensation Committee determined that a performance-based cash bonus plan would help to provide incentives for the Company’s key employees to deliver superior performance and would aid in retention of key employees. The plan provided that a bonus pool would be established for certain key employees of the Company, which would be payable over time provided that certain performance objectives had been achieved and that the employee remained with the Company. In April 2003, the Compensation Committee determined that the objectives established for other key executives related to EBITDA, debt reduction, and sale of assets, had been achieved and approved partial Chairman’s Plan awards to Messrs. Adams, Stoklosa, Ramani, and Wyllie.

The performance objectives established for Mr. McCourt in 2001, related to (i) debt reduction, (ii) establishment of a long-term capital plan with adequate liquidity, (iii) improvements to gross margin levels, (iv) achieving EBITDA positive status in certain markets, (v) reducing the Company’s headcount or raising additional equity to fund future growth, (vi) achieving yearly budgeted EBITDA, and (vii) achieving yearly budgeted revenue. In early 2002, the Compensation Committee determined that such objectives had been achieved and Mr. McCourt’s full award came due. However, the Compensation Committee determined that it was not appropriate to award such bonuses at that time. The Compensation Committee decided that additional performance objectives should be added before a payment would be appropriate. In December, 2002, the Committee once again determined that the additional objectives had been achieved. However, the Committee felt it appropriate to establish a third set of objectives, with corresponding dollar awards, that required completion prior to December 31, 2003, as a prerequisite to an award payout. The additional objectives related to (i) the sale of the Company’s Central New Jersey assets, (ii) restructuring of the Company’s Senior Secured Credit Agreement, (iii) reducing the amount of the Company’s outstanding Senior Notes, (iv) raising new equity and (v) achievement of a specific EBITDA target. On April 30, the Company’s Compensation Committee and Board of Directors determined that certain of the objectives had been achieved and authorized the corresponding dollar awards to be paid to Mr. McCourt in the amount of $2,000,000. Since the remaining objectives were not achieved prior to December 31, 2003, no additional amounts have been awarded.

In August of 2003, the Compensation Committee established a final payout date of June 30, 2005 for all participants in the Plan, provided that the employees remained with the Company. Payments could be accelerated upon Compensation Committee’s approval and attainment of certain achievements. The total amount authorized under the Chairman’s Plan is $15,070,000, of which $2,920,000 has been paid as of December 31, 2003.

Chief Executive Officer’s Compensation

Mr. McCourt’s base salary for the Chief Executive Officer remained at $500,000, the same level it has been since 1997, until May 2003, when Mr. McCourt volunteered to take a reduction in his salary to $1.00 per year until such time when he and the Committee felt it was appropriate to reinstate his salary. Mr. McCourt’s reduction took effect in June 2003. In November 2003, the Compensation Committee, of its own accord, reinstated Mr. McCourt’s base salary to an annual rate of $500,000 effective September 1, 2003.

The Compensation Committee establishes short-term performance objectives for the Chief Executive Officer and then evaluates his individual performance against those objectives as well as the overall achievement of the Company-wide objectives.

The short term performance objectives for Mr. McCourt in 2002 included, among other things, debt reduction, improving the operating matrix of the Company’s business, narrowing the EBITDA loss each quarter, work on developing new sources of revenue, and right-sizing the entire organization in light of the Company’s revised growth plan. Based upon the Committee’s evaluation of Mr. McCourt’s performance against these goals in 2002, although the Compensation Committee determined that Mr. McCourt had achieved these goals, Mr. McCourt had requested, and the Committee agreed, that he would receive no short-term performance bonus until the Company achieved certain company targets established by the Compensation Committee that confirming that the Company was on an appropriate trajectory to meet its 2003 goals. During 2003, the Compensation Committee determined that only certain of the targets had been achieved and awarded a $200,000 payment to Mr. McCourt reflecting approximately 40% attainment against those goals.

The short-term performance objectives for Mr. McCourt in 2003 included, among other things, increased revenue, improved EBITDA, and reduction of capital expenditures and SG&A costs. While certain of the objectives had been achieved, no bonus payments were made to Mr. McCourt under this plan.

In January 2003, the Compensation Committee approved a grant of 500,000 OSOs to Mr. McCourt to further incent him.

The Committee’s decision relating to the payment to Mr. McCourt under the Chairman’s plan is discussed above.

On February 10, 2004, the Compensation Committee and Board of Director’s approved Mr. McCourt’s participation in the Key Employee Retention and Severance Plan (see discussion of the Plan below). As a participant in the Plan, Mr. McCourt will be entitled to a bonus equal to 120% of his base salary payable upon the consummation of the Company’s restructuring plan, with a portion of the bonus tied to the achievement of key operational targets. The Plan also provides Mr. McCourt with a commitment of severance payments equal to twenty-four months base salary and medical benefits coverage in the event that he is separated from the Company for reasons other than for cause.

Cash-in-Lieu-of-Restricted-Stock Bonus

In September 2003, the Compensation Committee approved a full-value grant to all employees including executive officers, except the CEO, for the purposes of motivating and retaining employees. The grant values were communicated to the employees with a grant date of September 30, 2003. Prior to the actual issuance of such shares, with the commencement of the restructuring negotiations the Compensation Committee determined that it was neither prudent nor appropriate for the Company to issue securities at that time.

In November 2003, management recommended, and the Compensation Committee agreed, that it was critical to uphold the commitment of delivering value as communicated to employees in September. Therefore, the Compensation Committee approved the granting of a retention bonus plan in lieu of the restricted stock grant and such bonuses were paid on November 21, 2003. The CEO did not receive a payment under this plan.

Key Employee Retention and Severance Plan

On February 10, 2004, the Compensation Committee and the Board of Directors approved a retention plan for certain key employees in light of the Company’s on-going financial restructuring. The retention program, effective February 10, 2004 (or upon a court order as presented in a Chapter 11 filing) is intended to retain the Company’s key leadership employees to ensure the success of the Company’s ongoing operations. The plan is structured to pay out bonuses at various milestones of the restructuring process with the majority of the payout triggered upon the consummation of a restructuring plan. For senior executive officers, a portion of the bonus is tied to the achievement of a performance target upon consummation. There is also a severance component to the program which provides a commitment of severance to the participants in the event that an individual separates from the company for reasons other than for cause. (Please reference “Key Employee Retention and Severance Plan” as included in this Form 10K-A.)

Compliance with Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) denies a deduction by an employer for certain compensation in excess of $1,000,000 per year paid by a publicly traded corporation to the Chief Executive Officer and the four most highly compensated executive officers other than the Chief Executive Officer, unless such compensation is awarded pursuant to a qualified performance-based program. Subject to the needs of the Company, the Company’s compensation plans are generally intended to qualify for such qualified performance-based exemption.

COMPENSATION COMMITTEE

Eugene Roth, Esq., Chairman

Alfred Fasola

Michael B. Yanney

Dated: April 28, 2004

REPORT OF THE AUDIT COMMITTEE

The Audit Committee of the Board of Directors (the “Audit Committee”), pursuant to its Charter, oversees the Company’s financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the Audit Committee reviewed the audited financial statements in the Annual Report on Form 10-K with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements. As part of this review process, management identified and communicated to the Audit Committee as reportable conditions significant deficiencies in internal controls in the areas of non-customer payment process, technical capital labor and customer adjustments. The Company is in the process of putting in place enhanced policies and procedures to address these issues. Management indicated that the known and estimable financial impact of these reportable conditions has been recorded in the financial statements for the period ended December 31, 2003.

The Audit Committee has met with, reviewed and discussed with management the financial statements for fiscal year 2003 audited by PricewaterhouseCoopers LLP, the Company’s independent public accountants, and various matters related to the financial statements, including those matters required to be discussed by Statements on Auditing Standards (SAS) No. 61 (Codification of Statements on Auditing Standards, AU 380). The Charter indicates that the Audit Committee shall review with Management and the Company’s independent public accountants such matters as the initial selection and changes in accounting policies, management judgments and accounting estimates, significant audit adjustments, adequacy of internal control systems, and disagreements, if any, between Management and the Company’s independent public accountants. The Audit Committee has also received the written disclosures and the letter from PricewaterhouseCoopers LLP required by Independence Standards Board Standard No. 1 (Independent Standards Board Standard No. 1, Independence Discussions with Audit Committees), has met with and discussed with PricewaterhouseCoopers LLP those matters required to be disclosed by SAS 61, and has considered whether the provision of non-audit services by the independent public accountants is compatible with maintaining auditor independence, together with the issue of PricewaterhouseCoopers LLP’s independence generally. The Company’s independent public auditors represented to the Audit Committee that the Corporation’s audited financial statements were prepared in accordance with generally accepted accounting standards of the United States of America. Based upon such review and discussions, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2003 for filing with the SEC.

THE AUDIT COMMITTEE

Alfred Fasola, Chairman

Richard R. Jaros

Thomas P. O’Neill, III

Dated: April 28, 2004

Audit Fees and All Other Fees

The Company’s auditors, PricewaterhouseCoopers LLP, provided a summary of fees billed for professional services and other related services rendered for the fiscal years ended December 31, 2003 and 2002 in ITEM 14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Financial Information Systems Design and Implementation Fees

During the year ended December 31, 2003, PricewaterhouseCoopers LLP rendered no professional services to the Company in connection with the design and implementation of financial information systems.

RCN CORPORATION & SUBSIDIARIES

AUDIT COMMITTEE CHARTER

The Audit Committee of the Board of Directors of RCN Corporation (the “Company”), hereby adopts, effective as of the date listed below, this Audit Committee Charter as follows:

1. PURPOSES

The purposes of the Audit Committee (the “Committee”) of the Board of Directors (the “Board”) of the Company shall be as follows:

•	to assist the Board in fulfilling its responsibility for oversight of:
¤	the integrity of the Company’s financial statements and the adequacy of the Company’s financial disclosure;

¤	the Company’s financial reporting process;

¤	the Company’s systems of internal accounting and financial controls;

¤	the qualification and independence of the Company’s outside auditors; and

¤	the Company’s compliance with legal and regulatory requirements.

•	to appoint, retain, compensate and oversee the work of the Company’s independent auditors, including (without limitation):

¤	the resolution of disputes between management and the independent auditors; and

¤	the approval of the retention of the independent auditors to perform permissible non-audit services and the terms of engagement for such non-audit services.

•	to prepare the reports required by the Securities and Exchange Commission to be included in the Company’s annual proxy statement or other periodic reports.

2. MEMBERSHIP

(a) Composition. The Committee shall be comprised of three or more directors as determined from time to time by resolution of the Board. The Chairman of the Committee shall be designated by the Board, provided that if the Board does not so designate a Chairman, the members of the Committee, by majority vote, may designate a Chairman. The Chairman of the Committee shall be responsible for leadership of the Committee, including preparing the agenda, presiding over the meetings, making Committee assignments and reporting to the Board.

(b)  Independence. Each member of the Committee shall be “independent” as required by the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder (the “Exchange Act”), and the rules of the Nasdaq Stock Market, Inc. (the “Nasdaq Rules”). No member of the Committee may receive, directly or indirectly, any compensation, consulting, advisory or other fees from the Company, other than compensation for service on the Board or any committee thereof (including this Committee), as determined in accordance with the Exchange Act and the Nasdaq Rules.

(c)  Financial Experience. Each member of the Committee must be “financially literate” as to be able to read and understand fundamental financial statements. In addition, at least one member of the Committee must have past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which renders such member financially sophisticated. In determining whether a member of the Committee satisfies the financially sophisticated standard, the Board may consider whether such individual have been a chief executive officer, a chief financial officer or another senior officer with financial oversight responsibilities. The Board may, in its reasonable business judgment, utilize any exceptions to this requirement to the extent permitted by the Exchange Act and the Nasdaq Rules.

3. RESPONSIBILITIES

In order to implement its purposes stated in this Charter, the Committee shall have the following responsibilities, plus such additional responsibilities as may be required from time to time by the Board or the Nasdaq Rules:

(a)	Audit Process

(i)	Appoint and retain, and if appropriate, terminate, the independent auditors for the Company, and set the compensation of the independent auditors;

(ii)	Approve all audit services to be performed by the independent auditors, including the negotiation and execution of the engagement letter;

(iii)	Approve in advance, and adopt policies and procedures for, all permissible non-audit services to be performed by the independent auditors, including the scope and fees for such non-audit services;

(iv)	Review with the director of internal audit and the independent auditors their annual internal and external audit plans prior to the audit, including the degree of coordination of the scope of their respective audit plans and staffing, and monitor such plans’ progress and results during the year;

(v)	Review with internal and independent auditors overall accounting and financial controls, including any problems or difficulties the independent auditors may have encountered, any significant reports to management and all management letter comments on internal control procedures or personnel, as well as management’s responses to those comments and reports, including a review of (A) any difficulties encountered in the course of the audit work, including any restrictions on the scope of activities or access to required information and (B) any changes required in the planned scope of the audit;

(vi)	Receive and review at least annually (A) a report by the independent auditor describing the independent auditor’s internal quality control procedures and any material issues raised by the most recent internal quality-control review, or peer review, of the independent auditing firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years, respecting one or more independent audits carried out by the firm, and any steps taken to deal with any such issues, and (B) other reports required from the independent auditor pursuant to the Exchange Act, Nasdaq Rules or accounting profession regulations and standards; and

(vii)	At least annually, (A) review the independence of the independent auditor, including whether the provision by the independent auditor of permitted non-audit services is compatible with independence, and (B) monitor the independence of the lead partner and concurring partner of the auditing firm, including the partner rotation requirements of the Exchange Act and Nasdaq Rules.

(b)	Financial Reporting and Disclosures

(i)	Review and discuss, in advance of filing with the Securities and Exchange Commission, the annual audited financial statements and quarterly financial statements, including disclosures to be included in the Company’s annual and quarterly reports, respectively, and meet with management and the independent auditors to discuss the financial statements, and recommend to the Board the filing of such financial statements;

(ii)	Review and discuss any major issues concerning, or significant changes in, accounting policies, principles or practices of the Company;

(iii)	Review and discuss with the independent auditors and management (A) accounting reserves and estimates included in such financial statements, (B) where alternative accounting treatments were available, the reasons underlying the treatment selected, and the ramifications of the use of any such alternative accounting treatments, (C) the effect of regulatory and accounting initiatives, and (D) any off-balance sheet structures and the effects on the Company’s financial statements;

(iv)	Review before release the audited annual operating results and the quarterly unaudited operating results in the Company’s earnings releases; and

(v)	Resolve, where necessary, disagreements between management and the independent auditors regarding the Company’s financial reporting.

(c)	Internal Controls and Risk Assessment

(i)	Discuss with the independent auditors the adequacy of the Company’s system of internal controls (including the controls, security and breakdown contingency plans for computerized systems and applications) and whether prior recommendations concerning internal controls made by internal and independent auditors have been implemented by management;

(ii)	Review with management and the independent auditors the Company’s accounting principles, practices and policies (and changes therein), make recommendations regarding the persons to whom reports should be submitted within the Company and review the appointment and replacement of the senior internal auditing executive;

(iii)	Review, in connection with the filing of each set of financial statements, any questions, comments or suggestions the independent auditor may have relating to the internal controls and accounting practices and procedures of the Company or its subsidiaries; and

(iv)	Discuss with the independent auditors the matters required to be discussed in Statement on Auditing Standards No. 61, as it may be modified or supplemented.

(d)	Policies and Procedures

(i)	Review with management, internal counsel, outside counsel and the independent auditors whether the Company and its subsidiaries are in compliance with applicable governmental laws and regulations, and whether there are any legal or compliance matters that could have a material impact on the Company’s financial statements;

(ii)	Establish procedures for (A) the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and (B) the confidential anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters;

(iii)	Conduct investigations and follow-up with respect to allegations of fraudulent or illegal acts or accounting irregularities;

(iv)	Meet periodically with management to review the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures;

(v)	Meet privately with the independent auditors, at least annually, to request their opinion on various matters including the quality of financial and accounting personnel and the internal audit staff and provide the chief financial officer, management and the Company’s internal audit staff the opportunity to meet privately with the Committee; and

(vi)	Establish policies and procedures with respect to the hiring of employees and former employees of the independent auditor, in compliance with the Exchange Act and the Nasdaq Rules.

(vii)	Periodically review or commission a review of policies and procedures related to Company officers’ expenses and perquisites, including the use of any corporate assets or services.

(viii)	Review the appointment and replacement of senior financial executives.

4. GENERAL

(a)  General. In carrying out its responsibilities, the Committee’s policies and procedures should remain flexible, so that it may be in a position to best react to changing circumstances or conditions. The establishment and functioning of the Committee does not relieve the other directors on the Board of their responsibility with respect to the operational and financial control processes. None of the members of the Committee shall be directly involved in the supervision or management of the financial affairs of the Company.

(b)  Meetings. The Committee shall meet at least four times in each fiscal year, and at any additional times as the Chairman of the Committee shall determine to be appropriate. Additionally, the Committee will hold meetings prior to the filing with the Securities and Exchange Commission of the Company’s financial statements. At least annually, the Committee will meet in separate executive sessions with management and the independent auditors.

(c)  Performance Evaluation; Charter. At least annually, the Committee will conduct a self-evaluation of its performance during the preceding year, and will assess the adequacy of this Charter and recommend any proposed changes to the Board for approval.

(d)  Reports. The Committee will keep regular minutes and report its activities to the full Board on a regular basis so that the Board is kept informed of its activities and findings. The Committee shall prepare a report of its activities for each fiscal year to be included in the Company’s annual proxy statement.

(e)  Advisors. The Committee shall have the authority to retain its own special legal, accounting or other consultants to advise the Committee.

(f)  Action by Consent; Telephonic Meetings. Unless otherwise restricted by the Company’s certificate of incorporation or by-laws: (i) any action required or permitted to be taken by the Committee may be taken without a meeting, if all the members of the Committee consent thereto in writing or writings and such written consents are filed with the minutes of proceedings of the Committee; and (ii) members of the Committee may participate in a meeting of the Committee by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and such participation in a meeting shall constitute presence in person at the meeting.

(g)  Availability. The Committee shall make itself available to the independent auditors during the year for consultation purposes.

While the Committee has the duties and responsibilities set forth in this Charter, the Committee’s role is one of oversight, whereas the Company’s management is responsible for preparing the Company’s financial statements and the independent auditors are responsible for auditing those financial statements. In this regard, management and the independent auditors have the affirmative responsibility to inform the Committee on important issues involving the Company’s financial reporting accounting policies and practices, audit matters, disclosure and internal controls in a timely and forthright manner. The Committee is not providing any expert or special assurance as to the Company’s financial statements or any professional certification as to the independent auditors’ work. Similarly, it is not the direct responsibility of the Committee to ensure that the Company complies with all laws and regulations.

Adopted by the Board of Directors,

effective as of September 9, 2003.

PERFORMANCE GRAPH

The following performance graph compares the performance of the Common Stock to the NASDAQ Stock Market (U.S.) Index and the NASDAQ Telecommunications Index. The graph assumes that the value of the investment in the Common Stock and each Index was $100 at September 22, 1997 for the Common Stock and at August 31, 1997 for each Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG RCN CORPORATION, THE NASDAQ STOCK MARKET (U.S.) INDEX AND

THE NASDAQ TELECOMMUNICATIONS INDEX

	RCNC	NASDAQ Stock Market Index	NASDAQ Telecommunications Index
Dec 99	100.00	100.00	100.00
Dec 00	13.00	62.00	44.00
Dec 01	6.00	49.00	30.00
Dec 02	1.00	34.00	14.00
Dec 03	1.00	51.00	22.00

*	$100 INVESTED ON 9/22/97 IN RCN STOCK OR ON 8/31/97 IN INDEX – INCLUDING REINVESTMENT OF DIVIDENDS. FISCAL YEAR ENDING DECEMBER 31.

EMPLOYMENT MATTERS RELATING TO SECTION 16 OFFICERS

Effective June 1, 2002, the Compensation Committee authorized the Company to revise its employment agreement with Mr. Jeffrey White dated January 1, 2001, although such revision was never memorialized into an executed agreement. Mr. White agreed to serve as the Company’s Vice Chairman and Chief Financial Officer until December 31, 2002. In lieu of participation in the 2002 Company’s Short-Term Incentive Plan and other performance-based incentive compensation in his existing agreement, Mr. White was paid (i) for his existing annual base salary of $300,000, plus a monthly bonus payout, for a total of $35,000 per month, and (ii) a lump sum bonus upon execution of $81,250. Additionally, Mr. White was granted (i) 110,530 fully vested shares of the Company’s Common Stock pursuant to the Company’s 1997 Equity Incentive Plan, and (ii) 211,203 shares of restricted stock of the Company’s Common Stock, which vest upon the achievement of certain objectives, including: (i) progress towards achievement of EBITDA positive status for the Company; (ii) sufficient continued progress toward achieving acceptable growth levels in certain markets; (iii) meeting budgeted 2002 Revenue and Connection targets in certain markets; (iv) development of a structure to deliver improved and expanded financial reporting; and (v) management to conclusion of the Central New Jersey sale process. The restricted stock award previously granted on October 31, 2001 was cancelled.

Effective April 4, 2003, the Company entered into a separation agreement with Mr. White. The agreement provided for Mr. White to continue to be paid his base salary of $300,000 and medical insurance coverage for a period of one-year (the “Severance Period”). Mr. White’s 211,203 shares of restricted stock, granted in connection with the June 1, 2002 revision of his employment agreement. In addition, any previously granted restricted stock and options will continue to vest during the Severance Period. At the end of the Severance Period, Mr. White will be paid $50,000. Following any such vesting, Mr. White will have 90 days to exercise any vested options or they will be deemed forfeited.

On May 1, 2002, the Company entered into a separation agreement with Robert Currey, its Vice Chairman. The agreement provided for Mr. Currey to continue to be paid his base salary of $300,000 until May 2, 2003 (the “Severance Period”). During the Severance Period, his previously granted restricted stock or options will continue to vest. Following any such vesting, Mr. Currey will have 90 days to exercise any vested options or they will be deemed forfeited. With respect to those options which were converted into options to purchase shares of the Company’s Common Stock as a result of the Company’s acquisition of 21st Century Telecom Inc., however, Mr. Currey will have until March 6, 2008, the original termination date of the options granted to Mr. Currey by 21st Century Telecom Inc., to exercise the options.

On December 26, 2003, the Company entered into a separation agreement with Mary Young, Senior Vice President, Finance and Controller. The agreement provided for Ms. Young to receive severance in the lump sum amount of $75,000 and an additional $80,000 representing nine months’ salary and medical insurance coverage through July 2004. Additionally, Ms. Young received a payment of $35,000 in exchange for the forfeiture of vested stock contained in her Executive Stock Purchase Plan as well as payments totaling $16,000 to cover costs associated with the termination of her apartment lease and outplacement services. Any previously granted restricted stock and options will continue to vest through October, 2004. Following any such vesting, Ms. Young will have ninety days to exercise any vested options or they will be deemed forfeited.

On March 16, 2004, the Company entered into a separation agreement with Timothy Wyllie, Senior Vice President – Operations Support. The agreement provided for Mr. Wyllie to receive a lump-sum severance of $67,187 representing three months salary and health benefits for three months. In addition, any previously granted restricted stock and options will continue to vest through June 16, 2004. Following any such vesting, Mr. Wyllie will have 90 days to exercise any vested options or they will be deemed forfeited.

Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s Directors, executive officers, and holders of more than 10% of the Company’s stock to file with the Securities and Exchange Commission and the NASDAQ Stock Market initial reports of ownership and reports of changes in Ownership of Common stock and other equity securities of the Company.

To the Company’s knowledge, based solely on the review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2003, the following Directors did not file timely Form 4s for the shares of the Company’s Common Stock granted to them on June 6, 2003: James Q. Crowe, Alfred Fasola, Edward S. Harris, Richard R. Jaros, Thomas P. O’Neill, Jr., Eugene Roth, William D. Savoy, and Walter J. Scott, Jr. The Form 4 for Mr. Scott’s February 27, 2003 award of OSOs was also filed late.

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

(2) Plan of acquisition, reorganization, arrangement and Report on Form 8-K

2.1	Form of Distribution Agreement among C-TEC Corporation, Cable Michigan, Inc. and the Registrant incorporated by reference to Exhibit 2.1 to the Company’s Amendment No. 2 to Form 10/A filed September 5, 1997. (Commission File No. 0-22825.)

2.2	Asset Purchase Agreement among RCN Telecom Services, Inc., RCN and Patriot Media & Communications CNJ, LLC (incorporated by reference to Exhibit 10.1 to RCN’s current report on Form 8-K (filed on August 29, 2002) (Commission File No. 1-16805.)

(3) Articles of Incorporation and By-laws

3.1 Form of Amended and Restated Articles of Incorporation of the Registrant are incorporated herein by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to Form 10/A filed August 22, 1997 (Commission File No. 0-22825.)

3.2 Certificate of Amendment to the amended and restated Articles of Incorporation Certificate of Amendment to the amended and restated of the Registrant are incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on August 12, 1998. (Commission File No. 333-61223.)

3.3 Certificate of Amendment to the amended and restated Certificate of Incorporation of the Registrant (incorporated by reference herein to Exhibit 3.01 to RCN’s Current Report on Form 8-K dated May 22, 2001) (Commission File No. 0-22825.)

3.4 Certificate of Designations, Preferences and Rights of Series A 7% Senior Convertible Preferred Stock dated April 7, 1999 (incorporated herein by reference to Exhibit 3.1 to RCN’s Registration Statement on Form S-3 (filed February 1, 1999) (Commission File No. 333-71525) (“1999 Form S-3”)

3.5 Certificate of Designations, Preferences, and Rights of Series B 7% Senior Convertible Preferred Stock (incorporated by reference to Exhibit A of Exhibit 10.01 to RCN’s current report on Form 8-K dated October 1, 1999 (filed October 15,1999) (Commission File No. 0-22825.)

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

(4) Instruments defining the rights of security holders, including indentures

4.1 Credit Agreement dated as of June 3, 1999 among RCN, the borrowers named therein, the lenders party thereto, The JPMorgan Chase Bank, as Agent, Chase Securities Inc., as Lead Arranger and Book Manager, and Deutsche Bank A.G., Merrill Lynch Capital Corp. and Morgan Stanley Senior Funding, as Documentation Agents (incorporated herein by reference to Exhibit 10 to RCN’s Current Report on Form 8-K dated August 17, 1999 (filed August 17, 1999) (Commission File No. 000-22825.)

4.2 Form of Indenture between RCN, as Issuer, and The JPMorgan Chase Bank, as Trustee, with respect to the 10 1/8% Senior Notes due 2010 (incorporated herein by reference to Exhibit 4.12 to RCN’s 1999 Form S-3) (Commission File No. 333-71525.)

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

4.12 First Amendment, dated as of December 3, 1999, to the Credit Agreement, dated as of June 3, 1999 among RCN, the borrowers named therein, the lenders party thereto, The JPMorgan Chase Bank, as Agent, Chase Securities Inc., as Lead Arranger and Book Manager, and Deutsche Bank A.G., Merrill Lynch Capital Corp. and Morgan Stanley Senior Funding, as Documentation Agents (incorporated herein by reference to Exhibit 10 to RCN’s Current Report on Form 8-K dated August 17, 1999 (filed August 17, 1999) (Commission File No. 000-22825.)

4.13 Indenture, dated as of December 22, 1999, between RCN, as Issuer, and The JPMorgan Chase Bank, as Trustee, with respect to the 10 1/8% Senior Discount Notes due 2010, incorporated herein by reference to Exhibit 4.11 to RCN’s Registration Statement on Form S-3/A (filed October 7, 1999)(Commission File No. 333-71525) (“1999 Form S-3/A”)

4.14 Form of the 10 1/8% Senior Discount Notes due 2010 (included in Exhibit 4.11) (incorporated herein by reference to exhibit 4.11 to RCN’s 1999 Form S-3/A). (Commission File No. 333-71525.)

4.15 Stock Purchase Agreement dated as of October 1, 1999 between Vulcan Ventures Incorporated, incorporated by reference to Exhibit 10.1 to RCN’s Form 8-K dated October 1, 1999 (filed October 15, 1999) (Commission file No. 0-22825.)

4.16 Voting Agreement dated as of October 1, 1999 among RCN, Vulcan Ventures Incorporated and Level 3 Telecom Holdings, Inc. (incorporated by reference to RCN’s Form 8-K dated October 1, 1999, (Commission File No. 0-22825.)

4.17 Second Amendment, dated as of June 28, 2000, to the Credit Agreement, dated as of June 3, 1999 among RCN, the borrowers named therein, the lenders party thereto, the JPMorgan Chase Bank, as Agent, Chase Securities, Inc., as Load Arranger and Book Manager, and Deutsche Bank A.G., Merrill Lynch Capital Corp. and Morgan Stanley Senior Funding, as Documentation Agents (incorporated herein by reference to Exhibit 4 to RCN’s Form 10-Q for the second quarter ended June 30, 2000) (filed August 14, 2000) (Commission File No. 0-22825.)

4.18 Third Amendment, dated as of May 31, 2001, to the Credit Agreement, dated as of June 3, 1999, as amended among RCN, the borrowers named therein, the lenders party thereto and the JPMorgan Chase Bank, as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit 4.1 to RCN’s Form 10-Q for the second quarter ended June 30, 2001) (Commission File No. 0-22825.)

4.19 Stock Purchase Agreement, dated as of May 28, 2001, between RCN and Red Basin, LLC (incorporated herein by reference to Exhibit 99.2 to RCN’s Current Report on Form 8-K dated May 29, 2001) (Commission File No. 0-22825.)

4.20 Instrument of Resignation, Appointment and Acceptance, dated as of August 9, 2001, among RCN, The JPMorgan Chase Bank, as Resigning Trustee, and HSBC Bank, USA as Successor Trustee with respect to the Indenture dated October 17, 1997 with respect to the 10% Senior Notes due 2007. (Incorporated herein by reference to Exhibit 4.20 to the Company’s annual report on Form 10-K for the year ended December 31, 2001) (filed March 29, 2002) (Commission File No. 1-16805.)

4.21 Instrument of Resignation, Appointment and Acceptance, dated as of August 9, 2001, among RCN, The JPMorgan Chase Bank, as Resigning Trustee, and HSBC Bank, USA as Successor Trustee with respect to the Indenture dated October 17, 1997 with respect to the 11 1/8% Senior Discount Notes due 2007. (Incorporated herein by reference to Exhibit 4.21 to the Company’s annual report on Form 10-K for the year ended December 31, 2001.) (Filed March 29, 2002) (Commission File No. 1-16805.)

4.22 Instrument of Resignation, Appointment and Acceptance, dated as of August 9, 2001, among RCN, The JPMorgan Chase Bank, as Resigning Trustee, and HSBC Bank, USA as Successor Trustee with respect to the Indenture dated February 6, 1998 with respect to the 9.8% Senior Discount Notes due 2008. (Incorporated herein by reference to Exhibit 4.22 to the Company’s annual report on Form 10-K for the year ended December 31, 2001.) (Filed March 29, 2002) (Commission File No. 1-16805.)

4.23 Instrument of Resignation, Appointment and Acceptance, dated as of August 9, 2001, among RCN, The JPMorgan Chase Bank, as Resigning Trustee, and HSBC Bank, USA as Successor Trustee with respect to the Indenture dated June 24, 1998 with respect to the 11% Senior Discount Notes due 2008. (Incorporated herein by reference to Exhibit 4.23 to the Company’s annual report on Form 10-K for the year ended December 31, 2001.) (Filed March 29, 2002) (Commission File No. 1-16805.)

4.24 Instrument of Resignation, Appointment and Acceptance, dated as of August 9, 2001, among RCN, The JPMorgan Chase Bank, as Resigning Trustee, and HSBC Bank, USA as Successor Trustee with respect to the Indenture dated December 22, 1999 with respect to the 10 1/8% Senior Discount Notes due 2010. (Incorporated herein by reference to Exhibit 4.24 to the Company’s annual report on Form 10-K for the year ended December 31, 2001.) (Filed March 29, 2002) (Commission File No. 1-16805.)

4.25 Rights Agreement, dated as of December 5, 2001, between RCN and HSBC Bank USA, as Rights Agent, which includes the form of Rights Certificates (incorporated herein by reference to Exhibit 4 to RCN’s Current Report on Form 8-K dated December 5, 2001) (Commission File No. 0-22825.)

4.26 Fourth Amendment, dated as of March 25, 2002, to the Credit Agreement, dated as of June 3, 1999, as amended, among RCN, the borrowers named therein, the lenders party thereto and the JPMorgan Chase Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 4.1 to RCN’s Form 8-K dated March 26, 2002) (Commission File No. 1-16805.)

4.27 Fifth Amendment, dated as of March 7, 2003, to the Credit Agreement, dated as of June 3, 1999, as amended, among RCN, the borrowers named therein, the lenders party thereto and the JPMorgan Chase Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 4.1 to RCN’s Form 8-K dated March 11, 2003) (Commission File No. 1-16805.)

4.28 Commercial Term Loan and Credit Agreement dated as of June 6, 2003, among RCN, the lenders party thereto, and HSBC Bank USA as Agent and Collateral Agent (incorporated by reference to Exhibit 4.1 to RCN’s Current Report on Form 8-K dated June 10, 2003) (Commission File No. 1-16805)

4.29 Warrant No. 2 to purchase 1,500,000 shares of RCN Common stock, issued to Evergreen High Yield Bond Fund (incorporated by reference to Exhibit 4.2 to RCN’s Current Report on Form 8-K dated June 10, 2003) (Commission File No. 1-16805)

4.30 Warrant No. 3 to purchase 20,000 shares of RCN Common stock, issued to Evergreen VA Strategic Income Fund (incorporated by reference to Exhibit 4.3 to RCN’s Current Report on Form 8-K dated June 10, 2003) (Commission File No. 1-16805)

4.31 Warrant No. 4 to purchase 175,000 shares of RCN Common stock, issued to Evergreen Strategic Income Fund (incorporated by reference to Exhibit 4.4 to RCN’s Current Report on Form 8-K dated June 10, 2003) (Commission File No. 1-16805)

4.32 Warrant No. 5 to purchase 25,000 shares of RCN Common stock, issued to Evergreen VA High Income Fund (incorporated by reference to Exhibit 4.5 to RCN’s Current Report on Form 8-K dated June 10, 2003) (Commission File No. 1-16805)

4.33 Warrant No. 6 to purchase 2,110,000 shares of RCN Common stock, issued to Evergreen Income Advantage Fund (incorporated by reference to Exhibit 4.6 to RCN’s Current Report on Form 8-K dated June 10, 2003) (Commission File No. 1-16805)

4.34 Warrant No. 7 to purchase 150,000 shares of RCN Common stock, issued to Evergreen Utility and Telecommunications Fund (incorporated by reference to Exhibit 4.7 to RCN’s Current Report on Form 8-K dated June 10, 2003) (Commission File No. 1-16805)

4.35 Warrant No. 8 to purchase 20,000 shares of RCN Common stock, issued to Sentinel Capital Markets Income Fund (incorporated by reference to Exhibit 4.8 to RCN’s Current Report on Form 8-K dated June 10, 2003) (Commission File No. 1-16805)

4.36 Warrant No. 9 to purchase 150,000 shares of RCN Common stock, issued to Sentinel High Yield Bond Fund (incorporated by reference to Exhibit 4.9 to RCN’s Current Report on Form 8-K dated June 10, 2003) (Commission File No. 1-16805)

(10) Material Contracts

10.1 Tax Sharing Agreement by and among C-TEC Corporation, Cable Michigan, Inc. and the Registrant is incorporated herein by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Form 10/A filed August 22, 1997 (Commission File No. 0-22825.)

10.2 Dark Fiber IRU Agreement dated as of May 8, 1997 among Metropolitan Fiber Systems/McCourt, Inc. and RCN Telecom Services of Massachusetts, Inc. is incorporated herein by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Form 10/A filed August 22, 1997 (Commission File No. 0-22825.)

10.3 Dark Fiber IRU Agreement dated as of May 8, 1997 among Metropolitan Fiber Systems of New York, Inc. and RCN Telecom Services of New York, Inc. is incorporated herein by reference to Exhibit 10.3 to the Company’s Amendment No. 1 to Form 10/A filed August 22, 1997 (Commission File No. 0-22825.)

10.4 Joint Venture Agreement dated as of December 23, 1996 between RCN Telecom Services, Inc. and Boston Energy Technology Group, Inc. is incorporated herein reference by Exhibit 10.7 to the Company’s Amendment No. 1 to Form 10/A filed August 22, 1997 (Commission File No. 0-22825.)

10.5 Amended and Restated Operating Agreement of RCN-Becocom, LLC dated as of June 17, 1997 is incorporated herein by reference to Exhibit 10.8 to the Company’s Amendment No. 1 to Form 10/A filed August 22, 1997 (Commission File No. 0-22825.)

10.6 Management Agreement dated as of June 17, 1997 among RCN Operating Services, Inc., BecoCom, Inc. and RCN-Becocom, LLC is incorporated herein by reference to Exhibit 10.9 to the Company’s Amendment No.1 to Form 10/A filed August 22, 1997 (Commission File No. 0-22825.)

10.7 Construction and Indefeasible Right of Use Agreement dated as of June 17, 1997 between RCN-Becocom, Inc. and RCN-Becocom, LLC is incorporated herein by reference to Exhibit 10.10 to the Company’s Amendment No. 1 to Form 10/A filed August 22, 1997 (Commission File No. 0-22825.)

10.8 License Agreement dated as of June 17, 1997 between Boston Edison Company and RCN-Becocom, Inc. is incorporated herein by reference to Exhibit 10.11 to the Company’s Amendment No. 1 to Form 10/A filed August 22, 1997 (Commission File No. 0-22825.)

10.9 Joint Investment and Non-Competition Agreement dated as of June 17, 1997 among RCN Telecom Services of Massachusetts, Inc., RCN-Becocom, Inc. and RCN-BecoCom, LLC is incorporated herein by reference to Exhibit 10.12 to the Company’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

10.10 Amended and restated Operating Agreement of Starpower Communications, L.L.C. by and between Pepco Communications, L.L.C. and RCN Telecom Services of Washington, D.C. Inc. dated October 28, 1997 is incorporated herein by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-22825.)

10.11 Employment Agreement dated as of January 8, 2001, by and between RCN and Jeffrey M. White, President, Customer & Field Operations for RCN. (Incorporated by reference to Exhibit 10.11 to the Company’s annual report on Form 10-K for the year ended December 31, 2001.) (Filed March 29, 2002) (Commission File No. 1-16805)

10.12 1997 Stock Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 99 to the Company’s Form 10-Q for the First Quarter ended March 31, 2000. (Filed May 15, 2000) (Commission File No. 0-22825.)

10.13 Amendments to 1997 Stock Plan for Non-Employee Directors are incorporated herein by reference to the Company’s Definitive 14A dated April 11, 2001. (Commission File No. 0-22825.)

10.14 2000 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 99 to the Company’s Form 10-Q for the Second Quarter ended June 30, 2000. (Filed August 14, 2000) (Commission File No. 0-22825.)

10.15 Executive Stock Purchase Plan, as amended and restated effective December 10, 1998, is incorporated herein by reference to Exhibit 99 to the Company’s Form 10-Q for the Third Quarter ended September 30, 1999. (Filed November 15, 1999) (Commission File No. 0-22825.)

10.16 1997 Equity Incentive Plan is incorporated herein by reference to Exhibit 99 to the Company’s Form 10-Q for the Third Quarter ended September 30, 1999. (Filed November 15, 1999) (Commission File No. 0-22825.)

10.17 Amendments to 1997 Equity Incentive Plan are incorporated herein by reference to the Company’s Definitive 14A dated April 20, 2000. (Commission File No. 0-22825.)

10.18 2001 Chairman’s Performance and Retention Bonus Plan incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (Filed March 31, 2003) (commission File No. 0-22825).

10.19* Agreement dated February 11, 2004 between AP Services, LLC and RCN Corporation

10.20* Agreement dated March 9, 2004 between The Blackstone Group L.P. and RCN Corporation

10.21* Agreement dated December 16, 2003 between Merrill Lynch & Co. and RCN Corporation

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

31.2* Certification of the Executive Vice President and Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.3* Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.4* Certification of the Executive Vice President and Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3* Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4* Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2004	RCN Corporation

	By:	/s/ David C. McCourt
David C. McCourt
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
PRINCIPAL EXECUTIVE OFFICERS:

/s/ David C. McCourt David C. McCourt	Chairman and Chief Executive Officer	April 29, 2004

/s/ Patrick T. Hogan Patrick T. Hogan	Executive Vice President and Chief Financial Officer	April 29, 2004

DIRECTORS:

/s/ David C. McCourt David C. McCourt		April 29, 2004

/s/ James Q. Crowe James Q. Crowe		April 29, 2004

/s/ Walter E. Scott, Jr. Walter E. Scott, Jr.		April 29, 2004

/s/ Richard R. Jaros Richard R. Jaros		April 29, 2004

/s/ Thomas P. O’Neill, III Thomas P. O’Neill, III		April 29, 2004

/s/ Eugene Roth Eugene Roth		April 29, 2004

/s/ Michael B. Yanney Michael B. Yanney		April 29, 2004

/s/ Alfred Fasola Alfred Fasola		April 29, 2004

/s/ Peter S. Brodsky Peter S. Brodsky		April 29, 2004

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