Form 10-Q
period 2004-03-31
RCN CORP /DE/
filed 2004-05-10
CIK 1041858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

OR

☐	Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Transition Periods from              to             .

Commission File Number: 001-16805

RCN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	22-3498533
(State of other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

105 Carnegie Center

Princeton, New Jersey 08540

(Address of principal executive offices)

(Zip Code)

(609) 734-3700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock ($1.00 par value), as of March 31, 2004.

Class A Common stock	112,233,419
Class B Common stock	11,424,810

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the 1934 Securities and Exchange Act):    ☒  Yes    ☐  No

RCN CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RCN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues	$121,260	$117,595
Costs and expenses, excluding non-cash stock based compensation, depreciation and amortization
Direct expenses	41,228	40,073
Operating and selling, general and administrative	76,615	81,996
Non-cash stock based compensation	1,080	2,049
Impairments and other charges, net	(1,822)	80
Depreciation and amortization	29,460	50,443

Operating loss	(25,301)	(57,046)
Investment income	926	1,653
Interest expense	(42,429)	(49,221)
Other income, net	250	6,169

Loss from continuing operations before income taxes	(66,554)	(98,445)
Income tax provision	—	12

Loss from continuing operations before equity in unconsolidated entities and minority interest	(66,554)	(98,457)
Equity in income of unconsolidated entities	9,719	3,782

Net loss from continuing operations	(56,835)	(94,675)
Discontinued operations, net of tax of $0 (Note 5)
Income from discontinued operations, (including net gain on disposal of $89,778 and $165,134, in the three months ended March 31, 2004 and 2003, respectively)	92,200	169,291

Net income	35,365	74,616
Preferred dividend and accretion requirements	32,430	42,263

Net income to common shareholders	$2,935	$32,353

Basic and diluted loss per common share
Net loss from continuing operations	$(0.73)	$(1.24)

Net income from discontinued operations	0.75	1.54

Net income to common shareholders	$0.02	$0.30

Weighted average shares outstanding, basic and diluted	122,883,679	110,165,770

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and temporary cash investments	$19,559	$18,395
Accounts receivable from related parties	14,174	13,329
Accounts receivable, net of reserve for doubtful accounts of $5,299 and $5,923	44,386	45,378
Unbilled revenues	1,202	1,105
Interest receivable	1,366	1,170
Prepayments and other current assets	31,709	33,064
Short-term restricted investments	142,502	134,205
Current assets of discontinued operations	—	2,375

Total current assets	254,898	249,021
Property, plant and equipment, net of accumulated depreciation of $859,875 and $900,458	885,154	908,009
Investments in joint ventures and equity securities	208,440	202,095
Intangible assets, net of accumulated amortization of $18,309 and $18,266	1,460	1,503
Goodwill, net	6,130	6,130
Long-term restricted investments	100,000	100,000
Deferred charges and other assets	30,700	34,430
Noncurrent assets of discontinued operations	—	28,168

Total assets	$1,486,782	$1,529,356

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt	$1,579,981	$1,654,585
Accounts payable	21,621	22,697
Accounts payable to related parties	6,126	3,715
Advance billings and customer deposits	26,522	26,906
Accrued exit costs	29,834	38,095
Accrued expenses	150,553	140,205
Current liabilities of discontinued operations	—	3,330

Total current liabilities	1,814,637	1,889,533

Other deferred credits	5,686	6,398

Commitments and contingencies

Redeemable preferred stock, Series A, convertible, par value $1 per share; 708,000 shares authorized, 353,289 and 347,213 shares issued and outstanding, respectively	346,538	340,293
Redeemable preferred stock, Series B, convertible, par value $1 per share; 2,681,931 shares authorized, 1,222,250 and 1,201,228 shares issued and outstanding, respectively	1,458,203	1,432,017

Shareholders’ deficit:
Preferred stock, par value $1 per share, 21,610,069 authorized, none issued and outstanding	—	—
Class A Common stock, par value $1 per share, 500,000,000 shares authorized, 112,163,060 and 112,151,560 shares issued and 110,846,500 and 110,835,000 shares outstanding, respectively	112,163	112,152
Class B Common stock, par value $1 per share, 400,000,000 shares authorized, 11,424,810 issued and outstanding	11,425	11,425
Additional paid-in-capital	2,151,344	2,150,418
Cumulative translation adjustments	(17,288)	(13,990)
Unearned compensation expense	(263)	(342)
Unrealized appreciation on investments	188	240
Treasury stock, 1,316,560 shares at cost	(10,310)	(10,310)
Accumulated deficit	(4,385,541)	(4,388,478)

Total shareholders’ deficit	(2,138,282)	(2,138,885)

Total liabilities, redeemable preferred stock and shareholders’ deficit	$1,486,782	$1,529,356

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	For the Three months ended March 31, 2004	For the Three months ended March 31, 2003
Cash flows from operating activities
Net income	$35,365	$74,616
Income from discontinued operations	(2,422)	(4,159)
Gain on sale of discontinued operation	(89,778)	(165,134)

Net loss from continuing operations	(56,835)	(94,677)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Accretion of discounted debt	—	7,563
Amortization of financing costs	2,321	8,954
Non-cash stock based compensation expense	1,080	2,049
Gain on sale of assets	—	(8,118)
Depreciation and amortization	29,460	50,443
Deferred income taxes, net	—	12
Provision for losses on accounts receivable	2,335	3,732
Equity in income of unconsolidated entities	(9,719)	(3,781)
Impairments and special charges	(1,822)	80

	(33,180)	(33,743)
Net change in working capital	26,510	(22,468)

Net cash used in continuing operations	(6,670)	(56,211)

Cash (used in) provided by discontinued operations	(790)	4,010

Net cash used in operating activities	(7,460)	(52,201)

Cash flows from investing activities:
Additions to property, plant and equipment	(12,283)	(20,620)
Short-term investments	—	227,641
Proceeds from sale of assets	—	2,628
Proceeds from sale of discontinued operations	120,203	242,844
Discontinued operations	(402)	(2,191)
Increase in investments restricted for debt service	(24,178)	(219,538)
Other	—	(3,813)

Net cash provided by (used in) investing activities	83,340	226,951

Cash flows from financing activities:
Repayment of long-term debt	(74,290)	(7,781)
Repayment of capital lease obligations	(426)	(1,427)
Payments made for debt financing costs	—	(9,598)

Net cash used in financing activities	(74,716)	(18,806)

Net increase in cash and temporary cash investments	1,164	155,944
Cash and temporary cash investments at beginning of period	18,395	49,365

Cash and temporary cash investments at end of period	$19,559	$205,309

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest (net of $189 and $430 capitalized as of March 31, 2004 and 2003, respectively)	$8,601	$23,529

Income taxes	$—	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCN CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2004

(Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of RCN Corporation and its consolidated subsidiaries, (“RCN” or the “Company”) have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q (the “Report”). Accordingly, certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted.

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, which consist of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the period ended March 31, 2004 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s December 31, 2003 Annual Report on Form 10-K and Amendment No. 1 thereto filed on Form 10-K/A with the SEC.

The Company is continuing to negotiate a financial restructuring of its balance sheet with certain of its senior secured lenders (the “Senior Secured Lenders”), an ad hoc committee of certain holders (“the Noteholders’ Committee”) of its outstanding senior notes and senior discount notes (collectively, “Senior Notes”) and others. No agreement on such a restructuring has yet been reached. The Company intends that the continuing negotiations will lead to an agreement on a consensual financial restructuring plan in the near term, although there is no assurance this will occur. The Company expects any financial restructuring to be implemented through a reorganization of the Company under Chapter 11, Title 11 of the United States Code (“Chapter 11”). The Company believes that a consensual financial restructuring pursuant to a Chapter 11 reorganization would achieve the most successful financial outcome for the Company and its constituents.

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

The Company has forbearance agreements with its Senior Secured Lenders and Noteholders’ Committee that expire on May 17, 2004, on the following outstanding interest payments on its Senior Notes: $10,300 due January 15, 2004 on the 10 1/8% Senior Notes due 2010 (the “10 1/8% Senior Notes”); $14,200 due February 15, 2004 on the 9.8% Senior Discount Notes due 2008 (the “9.8% Senior Notes”); $8,000 due April 15, 2004 on the 10% Senior Notes due 2007 (the “10% Senior Notes”); and $17,600 on the 11.125% Senior Discount Notes due 2007 (the “11.125% Senior Notes”) due on April 15, 2004. The Company’s objective is to reach an agreement on a consensual financial restructuring plan during the current forbearance period. If financial restructuring negotiations were to proceed beyond that period or were to end, however, additional forbearance, waiver and/or amendment agreements would be needed to support the Company’s continuing operations. In addition, in the absence of an agreement on a consensual financial restructuring upon expiration of the forbearance agreements, the Senior Secured Lenders and members of the Noteholders’ Committee who hold the 10 1/8% Senior Notes, 9.8% Senior Notes, 10% Senior Notes and 11.125% Senior Notes would be entitled, but not required, to declare the Company’s $1,000,000 Senior Secured Credit Facility (the “Credit Facility”) with JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank) and $41,500 Commercial Term Loan and Credit Agreement with Evergreen Investment Management LLC and certain of its affiliates (“Evergreen”) (the “Evergreen Facility” and together with the Credit Facility, the “Senior Credit Facilities”) and the outstanding 10 1/8% Senior Notes, 9.8% Senior Notes, 10% Senior Notes or 11.125% Senior Notes, respectively, immediately due and payable.

Any acceleration of amounts due under the Company’s Senior Credit Facilities or the 10 1/8% Senior Notes, 9.8% Senior Notes, 10% Senior Notes and 11.125% Senior Notes would, due to cross default provisions in the Company’s indentures governing its other Senior Notes, entitle, but not require, the holders of other Senior Notes to declare the Company’s other Senior Notes immediately due and payable if they so choose. Holders of the 10 1/8% Senior Notes, 9.8% Senior Notes, 10% Senior Notes and 11.125% Senior Notes that are not members of the Noteholders’ Committee are not subject to the terms of the forbearance agreements. If acceleration of the Company’s Senior Credit Facilities and the 10 1/8% Senior Notes, 9.8% Senior Notes, 10% Senior Notes or 11.125% Senior Notes were to occur, RCN would not, based on current and expected liquidity, have sufficient cash to pay the amounts that would be payable.

As a result of the current financial position of the Company, there are a number of material risks and uncertainties surrounding its operating results, including those associated with a possible reorganization of RCN under Chapter 11. There are also numerous material operational risks inherent in the telecommunications industry. Each of these risks and uncertainties could have a material adverse impact on RCN’s financial condition and operating results. The information contained in the Report should be carefully reviewed, particularly the risk factors, subsequent events and other documents filed with the SEC. Some of the statements and information contained in the Report are “forward-looking,” outlining future expectations or projections of results of operations or financial conditions. Such forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those outlined in the Report. The forward-looking information is based on information currently available to Management. The risks and uncertainties described below are those that the Company believes are material and, if they occurred, would have an adverse impact on RCN’s financial position and operating results. These risks and uncertainties can be summarized into three main areas: the Company’s present financial condition, operational issues inherent in the telecommunication industry and managing through the restructuring process. Actual results could differ materially from anticipated results contained in any forward-looking statements in the Report if the Company fails to do any of the following:

Present Financial Position

•	Access restricted cash as it continues negotiations to restructure its balance sheet

•	Effectively manage operations while it negotiates with Senior Secured Lenders, the Noteholders’ Committee and others

Operational Issues

•	Achieve improved customer profitability and expense reductions in direct, operating and general administrative expenses outlined in the Company’s business plan

•	Effectively compete and manage changes within its industry

•	Obtain and maintain appropriate regulatory approvals

•	Retain and attract qualified management and other personnel

•	Maintain strategic alliances to provide services in key markets

•	Maintain relationships with key vendors

•	Manage programming services

•	Manage conflicts of interest with other companies

•	Manage the networks to minimize failures and disruptions

Restructuring Process

•	Reach agreement on a consensual restructuring

•	Finance operations during the restructuring

•	Manage Company operations during the restructuring– including relationships with customers, key vendors and key personnel

In addition, any restructuring of the Company may have an adverse effect on the Company’s ability to retain and utilized certain tax attributes, including net operating loss carry-forwards and certain built-in losses and deductions.

The Company is not obligated to publicly update any forward-looking statement due to new information or as the result of future events.

2. OPERATIONS AND LIQUIDITY

The Company is negotiating a financial restructuring of its balance sheet with its Senior Secured Lenders, the Noteholders’ Committee and others. No agreement on such a restructuring has yet been reached. The Company intends that the continuing negotiations will lead to an agreement on a consensual financial restructuring plan in the near term, although there is no assurance this will occur. The Company expects any financial restructuring to be implemented through a reorganization of the Company under Chapter 11. The Company believes that a consensual financial restructuring pursuant to a Chapter 11 reorganization would achieve the most successful financial outcome for the Company and its constituents.

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

Available cash, temporary cash investments and short-term investments was $19,559 at March 31, 2004. In addition, at March 31, 2004 approximately $211,327 of cash was restricted under the terms of the Company’s Credit Facility. Because the Company’s cash, cash equivalents and short-term investments at March 31, 2004 and projected 2004 cash flows from operations are not sufficient to meet its anticipated cash needs for working capital, capital expenditures and other activities for the next twelve months, there is substantial doubt about the Company’s ability to continue as a going-concern.

In connection with its financial restructuring negotiations, the Company did not make an approximately $10,300 interest payment due January 15, 2004 on its 10 1/8% Senior Notes, within the 30-day grace period provided under the indenture governing the 10 1/8% Senior Notes, an approximately $14,200 interest payment due February 15, 2004 on its 9.8% Senior Notes, within the 30-day grace period provided under the indebture governing the 9.8% Senior Notes, an approximately $8,000 interest payment due on April 15, 2004 on its 10% Senior Notes and an approximately $17,600 interest payment due April 15, 2004 on its 11.125% Senior Notes.

On February 14, 2004, the Company entered into forbearance agreements with the Senior Secured Lenders and members of the Noteholders’ Committee under which the Senior Secured Lenders and members of the Noteholders’ Committee agreed not to declare any Events of Default, which they would be entitled but not required to do, under the Company’s Senior Credit Facilities or Senior Notes, respectively, as a result of the Company not making the interest payment on the 10 1/8% Senior Notes prior to the end of the applicable grace period. The initial forbearance agreements were set to expire on March 1, 2004. On March 1, 2004, the Company announced that the Senior Secured Lenders and members of the Noteholders’ Committee had agreed to extend the forbearance agreements to March 15, 2004, and on March 15, 2004, the Company announced that the forbearance agreements had been further extended to April 1, 2004 and expanded to cover the interest payment default on the 9.8% Senior Notes and other defaults. On April 1, 2004, the Company announced that the forbearance agreements had been further extended to May 3, 2004, and on April 15, 2004 announced that it was not making interest payments of approximately $8,000 and $17,600 due on its 10% Senior Notes and 11.125% Senior Notes, respectively. On May 3, 2004, the Company announced that the forbearance agreements had been further extended to May 17, 2004 and expanded to cover the interest payment defaults on the 10% Senior Notes and 11.125% Senior Notes. On May 3, 2004, the Company also announced that its Common stock will be delisted from the NASDAQ SmallCap Market at the opening of business on May 12, 2004, and effective at the opening of business on May 12, 2004, the Company’s Common stock may be immediately eligible for quotation on the OTC Bulletin Board with its present symbol of RCNC.

The Company’s objective is to reach agreement on a consensual financial restructuring plan during the current forbearance period. If financial restructuring negotiations were to proceed beyond that period or were to end, however, additional forbearance, waiver and/or amendment agreements would be needed to support the Company’s continuing operations. In addition, in the absence of an agreement on a consensual financial restructuring upon expiration of the forbearance agreements, the Senior Secured Lenders and members of the Noteholders’ Committee who hold the 10 1/8% Senior Notes, 9.8% Senior Notes, 10% Senior Notes and 11.125% Senior Notes would be entitled, but not required, to declare the Company’s Senior Credit Facilities and the outstanding 10 1/8% Senior Notes, 9.8% Senior Notes, 10% Senior Notes or 11.125% Senior Notes, respectively, immediately due and payable.

Although the Company is actively pursuing discussions towards a final agreement on a consensual financial restructuring, there can be no assurance that such an agreement will ultimately be reached, that the Company will be able to obtain further extensions of its forbearance agreements with the Senior Secured Lenders and members of the Noteholders’ Committee, or that holders of the 10 1/8% Senior Notes, 9.8% Senior Notes, 10% Senior Notes and 11.125% Senior Notes that are not members of the Noteholders’ Committee will not declare an Event of Default under the 10 1/8% Senior Notes, 9.8% Senior Notes, 10% Senior Notes and 11.125% Senior Notes (which would terminate the forbearance agreements), or seek other remedies available under applicable law or the terms of the 10 1/8% Senior Notes, 9.8% Senior Notes, 10% Senior Notes and 11.125% Senior Notes, prior to such time. The Company will continue to apply substantial effort and resources to reaching a formal agreement on a consensual financial restructuring while also continuing to evaluate the best alternatives for the Company under current circumstances and as discussions and events unfold.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51.” FIN 46 addresses consolidation by business enterprises of variable interest entities. In December 2003, the FASB then issued FIN 46(R), “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51,” which replaced FIN 46. Application of FIN 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company has adopted both FIN 46 and FIN 46(R), and their adoption had no impact on the Company’s financial position or results of operations.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus regarding Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128.” The issue addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance in applying the two-class method of calculating EPS once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This consensus is effective for the period ended June 30, 2004, and should be applied by restating prior period earnings per share. The Company is still evaluating the impact of this consensus.

In March 2004, the EITF reached a final consensus on Issue 03-16, “Accounting for Investments in Limited Liability Companies” (“EITF 03-16”). EITF 03-16 will require investors in limited liability corporations that have specific ownership accounts to follow the equity method accounting for investments that are more than minor (e.g. greater than 3% ownership interest) as prescribed in SOP 78-9, “Accounting for Investments in Real Estate Ventures” and EITF Topic No. D-46, “Accounting for Limited Partnership Investments”. Investors that do not have specific ownership accounts or minor ownership interests should follow the significant influence model prescribed in APB Opinion No. 18, “Accounting for Certain Investments in Debt and Equity Securities”, for corporate investments. EITF 03-16 excludes securities that are required to be accounted for as debt securities based on the guidance in paragraph 14 of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and EITF 99-20. EITF 03-16 is effective for quarters beginning after June 15, 2004 and should be applied as a change in accounting principle. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

4. CHANGE IN ACCOUNTING ESTIMATES

In connection with the Company’s fourth quarter 2003 asset impairment assessment, the Company reviewed the useful life estimates of its long-lived assets. The Company capitalizes the cost of technical labor and material associated with the installation of new customers. Effective January 1, 2004 the Company changed the useful life of these assets to 5 years from 10. This represents a change in accounting estimate. The change resulted in $5,523 of additional depreciation expense for the three months ended March 31, 2004.

In the first quarter of 2003, based on regulatory changes and the Company’s ability to estimate reciprocal compensation revenues, RCN changed its method for estimating reciprocal compensation revenues. Reciprocal compensation revenue is the fee local exchange carriers pay to terminate calls on each other’s networks. The Company had historically recognized such revenue as it was received due to the uncertainty of various legal and regulatory rulings, as well as the Company’s inability to accurately determine the amount of reciprocal compensation revenue to recognize prior to the point in time such amounts were paid, principally due to the manner in which the information was reported by the counterparty. During 2002, the FCC ruled on various tariff/interconnect rules that enabled the Company to estimate the amount of reciprocal compensation revenue earned in the period such services are rendered. Accordingly, during the first three months of 2003, the Company recognized approximately $7,100 of incremental reciprocal compensation revenue. Approximately $4,100 of this amount related to services rendered in fiscal 2002.

5. DISCONTINUED OPERATIONS

On March 8, 2004, the Company closed the sale of its Carmel, New York (“Carmel”) cable system assets and customers serviced by this network for net cash proceeds of approximately $120,203. The Carmel network served approximately 29,000 customers. The transaction was structured as an asset purchase, with the buyer assuming certain liabilities related to the business. The Company recorded a gain of approximately $89,778 from sale of the assets of the discontinued operations net of taxes and transaction fees. At March 31, 2004, approximately $5,000 of the cash proceeds from the sale of assets are being held in an escrow account for potential losses for which the purchaser of the Carmel cable system may be entitled to indemnification under the terms of the agreement governing the sale of the Carmel cable system. This amount is included in prepayments and other current assets on the balance sheet. This amount, less any claims, is expected to be released to the Company by March 9, 2005.

In accordance with SFAS No. 144, the results of operations for Carmel are reported as discontinued operations and depreciation and amortization were no longer recognized on assets to be sold since the date of the agreement. The following are the summarized results of the Carmel operations:

	Three Months Ended March 31,
	2004	2003
Revenues	$5,907	$6,864
Direct expenses	1,838	2,078
Operating and selling, general and administrative, and depreciation and amortization expense	1,486	1,166
Income before tax	1,907	1,327
Income after tax	$1,907	$1,327

The current and noncurrent assets and liabilities of the Carmel operation were as follows:

December 31, 2003
Current assets
Accounts receivable from related parties	$19
Accounts receivable, net of reserve	2,221
Other current assets	135

Current assets of discontinued operations	$2,375

Noncurrent assets
Property, plant and equipment, net	$28,168

Noncurrent assets of discontinued operations	$28,168

Current liabilities
Accounts payable from related parties	$16
Account payable	293
Advance billings and customer deposits	662
Deferred revenue	616
Accrued liabilities	1,743

Current liabilities of discontinued operations	$3,330

During the first quarter of 2003, the Company closed the sale of its central New Jersey cable system assets and customers serviced by this network for net cash proceeds of approximately $242,844 after transaction fees and amounts paid to acquire minority interests. In addition, the Company has been reimbursed for certain post-signing expenditures related to upgrades to the central New Jersey network performed by the Company. The central New Jersey network served approximately 80,000 customers. The transaction was structured as an asset purchase, with the buyer assuming certain liabilities related to the business. The Company recorded a gain of approximately $165,134 from sale of the assets of the discontinued operations net of taxes, transaction fees and minority interest. At December 31, 2003, approximately $14,690 of the cash proceeds from the sale of assets were being held in an escrow account for potential losses for which the purchaser of the central New Jersey cable system and its affiliates may be entitled to indemnification under the terms of the agreement governing the sale of the central New Jersey cable system. This amount is included in prepayments and other current assets on the balance sheet. The Company agreed to accept $10,800 of the escrow and forego the remainder as a settlement of all purchase price adjustment claims. This amount was released to the Company on February 9, 2004.

In accordance with SFAS No. 144, the results of operations for central New Jersey are reported as discontinued operations and depreciation and amortization were no longer recognized on assets to be sold since the date of the agreement. The following are the summarized results of the central New Jersey operations:

	Three Months Ended March 31,
	2004	2003
Revenues	$—	$7,480
Direct expenses	—	2,663
Operating and selling, general and administrative, and depreciation and amortization expense	(3)	2,019
Income before tax	515	2,860
Income after tax	$515	$2,830

6. IMPAIRMENT CHARGES AND ACCRUED EXIT COSTS

The total asset impairment and other charges are comprised of the following:

	Three Months Ended March 31,
	2004	2003
Exit costs for excess facilities - net	$(1,822)	$80

Total impairment and other charges	$(1,822)	$80

The Company continually reviews its facility requirements against lease obligations to identify excess space and opportunities to consolidate, exit or sublease excess facilities. As transactions occur, exit costs are recognized accordingly. During the three months ended March 31, 2004 and 2003, the Company recognized approximately $2,507 and $370, respectively of additional accrued costs to exit excess real estate facilities. Additionally, during the three months ended March 31, 2004, the Company abandoned approximately $2,627 in furniture and fixtures as additional consideration, as part of a lease settlement. During the three months ended March 31, 2004 and 2003, the Company recognized approximately $6,956 and $290, respectively of recoveries resulting from settlements and changes in estimates related to certain lease obligations as a result of negotiations with landlords and/or better than expected sublease rentals.

The Company is continuing to review its obligations under the associated franchise agreements due to the decisions not to complete the development of certain markets. The estimated costs less recoveries associated to exit certain franchises for the three months ended March 31, 2004 and 2003 were ($582) and $0 respectively, and were included in the Operating, selling, general & administrative expense line.

The total activity for the three months ended March 31, 2004 for accrued exit costs, representing estimated damages, costs and penalties relating to franchises and real estate facilities is presented below.

	Exit Costs
	Facility	Franchise	Total
Balance, December 31, 2003	$21,262	$16,833	$38,095
Additional accrued costs	2,507	40	2,547
Recoveries	(6,956)	(622)	(7,578)
Payments	(2,073)	(1,157)	(3,230)

Balance, March 31, 2004	$14,740	$15,094	$29,834

Recoveries are recorded when sublease agreements are executed at more favorable rates than originally anticipated or franchise issues are resolved for lower expense than anticipated.

7. LONG-TERM DEBT

Contractual maturities of long-term debt over the next 5 years are as follows:

For the period April 1, 2004 through December 31, 2004	$38,116
For the year ended December 31, 2005	$69,210
For the year ended December 31, 2006	$206,629
For the year ended December 31, 2007	$599,817
For the year ended December 31, 2008	$457,308

Because the Company’s cash, cash equivalents and short-term investments at March 31, 2004 and projected 2004 cash flows from operations are not sufficient to meet its anticipated cash needs for working capital, capital expenditures and other activities for the next twelve months, there is substantial doubt about the Company’s ability to continue as a going-concern. Accordingly, the Company has classified all its outstanding debt as current.

Long-term debt, including capital leases, outstanding at March 31, 2004 and December 31, 2003 is as follows:

	March 31, 2004	December 31, 2003
Term Loans	$432,454	$506,744
Evergreen Facility	27,453	27,252
Senior Notes 10% due 2007	160,879	160,879
Senior Discount Notes 11.125% due 2007	315,995	315,995
Senior Discount Notes 9.8% due 2008	290,289	290,289
Senior Discount Notes 11% due 2008	139,472	139,472
Senior Notes 10.125% due 2010	202,871	202,871
Capital Leases	10,568	11,083

Total	1,579,981	1,654,585
Due within one year	1,579,981	1,654,585

Total Long-Term Debt	$—	$—

In accordance with the Credit Agreement, the Company repaid approximately $62,400 in Term Loans from the proceeds from the sale of Carmel during the quarter ended March 31, 2004.

8. STOCK BASED COMPENSATION AND REDEEMABLE PREFERRED STOCK

The Company follows the recognition provisions of SFAS No. 123 - “Accounting for Stock-Based Compensation”. Under SFAS No.123, the fair value of an option on the date of the grant is amortized over the vesting period of the option in accordance with FASB Interpretation No. 28 “Accounting For Stock Appreciation Rights and Other Variable Stock Option or Award Plans”.

The table below reflects the fair value of Incentive Stock Option (“ISO”) and Outperform Stock Option (“OSO”) grants during the three months ended March 31, 2004 and 2003, respectively.

	Three Months Ending March 31,
	2004		2003
	Granted	Fair Value	Granted	Fair Value
ISO	—	$—	34,000	$16
OSO	—	$—	750,000	$423

As of March 31, 2004 the Company has not recorded approximately $799 of unamortized compensation expense in its financial statements for ISO’s granted as of March 31, 2004. The unamortized compensation expense is recognized over the ISO’s vesting period, which is three years.

As of March 31, 2004 the Company has not recorded approximately $4,494 of unamortized compensation expense in its financial statements for OSO’s granted as of March 31, 2004. The unamortized compensation expense is recognized over the OSO’s vesting period, which is five years.

Non-cash stock based compensation was recognized in connection with the following plans in the following amounts during the periods ended:

	Three Months Ended March 31,
	2004	2003
ISO	$257	$629
OSO	725	1,326
Employee Stock Purchase	65	128
Restricted Stock	33	(34)

Total	$1,080	$2,049

As of March 31, 2004, the Company had unearned compensation costs of approximately $263 related to restricted stock which is being amortized to expense over the restriction period.

Redeemable Preferred Stock

At March 31, 2004, the Company had paid cumulative dividends in the amount of $103,289 in the form of additional Series A Preferred stock. At March 31, 2004, the number of common shares that would be issued upon conversion of the Series A Preferred stock was 9,126,817.

At March 31, 2004, the Company had paid cumulative dividends in the amount of $524,766 in additional shares of Series B Preferred stock. At March 31, 2004, the number of common shares that would be issued upon conversion of the Series B Preferred stock was 19,792,816.

9. LOSSES PER SHARE

Basic loss per share is computed based on net loss after Preferred stock dividend and accretion requirements divided by the weighted average number of shares of Common stock outstanding during the period.

Diluted loss per share is computed based on net loss after Preferred stock dividend and accretion requirements divided by the weighted average number of shares of Common stock outstanding during the period after giving effect to convertible securities considered to be dilutive Common stock equivalents. The conversion of Preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations before giving effect to gains from the sale of the discontinued operations is not assumed since the effect is anti-dilutive. The number of shares of Preferred stock and stock options that would have been assumed to be converted and have a dilutive effect if the Company had income from continuing operations during the three months ended March 31, 2004 is 28,928,099. The number of shares of Preferred stock and stock options that would have been assumed to be converted and have a dilutive effect if the Company had income from continuing operations in the three months ended March 31, 2003 is 41,508,612.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share calculations:

	Three Months Ended March 31,
	2004	2003
Net loss from continuing operations	$(56,835)	$(94,675)
Income from discontinued operations, net of tax	92,200	169,292

Net income	35,365	74,617
Preferred dividend and accretion requirements	32,430	42,263

Net income to common shareholder	$2,935	$32,354

Basic and diluted loss per average common share:
Weighted average shares outstanding	122,883,679	110,165,770

Loss per average common share from continuing operations	$(0.73)	$(1.24)

Gain from discontinued operations	0.75	1.54

Net income to common shareholders	$0.02	$0.30

10. COMPREHENSIVE LOSS

The Company primarily has two components of comprehensive loss: cumulative translation adjustments and unrealized appreciation (depreciation) on investments. The following table reflects the components of comprehensive loss and its effect on net loss.

	Three Months Ended March 31,
	2004	2003
Net income	$35,365	$74,617
Cumulative foreign currency translation loss	(3,298)	(6,773)
Unrealized depreciation on investments	(52)	(654)

Comprehensive income	$32,015	$67,190

11. SEGMENT REPORTING

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

WHERE TO FIND MORE INFORMATION

RCN Corporation and its consolidated subsidiaries, as a reporting company, are subject to the informational requirements of the Exchange Act and accordingly file an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the SEC. You may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room. As an electronic filer, the Company’s public filings are maintained on the SEC’s Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov. In addition, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may be accessed free of charge through the Company’s website as soon as reasonably practicable after these reports are electronically filed or furnished to the SEC. The address of that website is http://www.rcn.com/investor/secfilings.php.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes for the period ended March 31, 2004, and with the audited financial statements and notes included in the Company’s December 31, 2003 Annual Report on Form 10-K (the “Annual Report”) and Amendment No. 1 thereto filed on Form 10-K/A with the SEC.

As result of the current financial position of the Company, there are a number of material risks and uncertainties surrounding its operating results, including those associated with a reorganization of RCN under Chapter 11. There are also numerous material operational risks inherent in the telecommunications industry. Each of these risks and uncertainties could have a material adverse impact on RCN’s financial condition and operating results. The information contained in the Report should be carefully reviewed, particularly the risk factors, subsequent events and other documents filed with the SEC. Some of the statements and information contained in the Report are “forward-looking,” outlining future expectations or projections of results of operations or financial conditions. Such forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those outlined in the Report. The forward-looking information is based on information currently available to Management. The risks and uncertainties described below are those that the Company believes are material and, if they occurred, would have an adverse impact on RCN’s financial position and operating results. These risk and uncertainties can be summarized into three main areas: the Company’s present financial condition, operational issues inherent in the telecommunication industry and managing through the restructuring process. Actual results could differ materially from anticipated results contained in any forward-looking statements in the Report if the Company fails to do any of the following:

Present Financial Position

•	Access restricted cash as it continues negotiations to restructure its balance sheet

•	Effectively manage operations while it negotiates with Senior Secured Lenders, the Noteholders’ Committee and others

Operational Issues

•	Achieve improved customer profitability and expense reductions in direct, operating and general administrative expenses outlined in the Company’s business plan

•	Effectively compete and manage changes within its industry

•	Obtain and maintain appropriate regulatory approvals

•	Retain and attract qualified management and other personnel

•	Maintain strategic alliances to provide services in key markets

•	Maintain relationships with key vendors

•	Manage programming services

•	Manage conflicts of interest with other companies

•	Manage the networks to minimize failures and disruptions

Restructuring Process

•	Reach agreement on a consensual restructuring

•	Finance operations during the restructuring

•	Manage Company operations during the restructuring – including relationships with customers, key vendors and key personnel

In addition, any restructuring of the Company may have an adverse effect on the Company’s ability to retain and utilized certain tax attributes, including net operating loss carry-forwards and certain built-in losses and deductions.

The Company is not obligated to publicly update any forward-looking statement due to new information or as the result of future events.

Except as discussed in Note 4, Change in Accounting Estimates, to the Unaudited Condensed Consolidated Financial Statements, there has been no change to the Company’s critical accounting policies and use of estimates that are reported in the December 31, 2003 Annual Report on Form 10-K.

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

ResiLinkSM and EssentialsSM are the brand names of the bundled service offerings of cable television, phone and high-speed Internet available to residential customers for a flat monthly rate. MegaModemSM is the brand name of the Company’s high capacity modem for customers looking to download movie videos, MP3 music files and other web-based forms of entertainment. In addition to bundled service offerings, the Company sells cable television, phone, high-speed cable modem and dial-up Internet to residential customers on an a-la-carte basis. The Company also provides communication services to commercial customers using the broadband network in markets where it serves residential customers. The Company recently adopted a new business plan. In addition to continuing to focus on improvements to customer profitability by a concerted effort to migrate customers to the Company’s higher margin products and services, the plan includes significant improvements of operations to achieve further reductions of direct, operating and general and administrative expenses.

The Company delivers its services over a predominantly owned high-speed, high-capacity, fiber-optic network. The network is a hybrid broadband fiber-optic platform. This fiber-rich architecture brings the Company’s broadband network to customers, with typically fewer electronics than existing incumbent cable companies.

Services

The Company provides services in Boston, including 18 surrounding communities, New York City, the Philadelphia suburbs, Chicago, San Francisco and several of its suburbs, along with two communities in the Los Angeles area. The Company also serves the Lehigh Valley in Pennsylvania, and until March 8, 2004, served the communities in and around Carmel, NY. RCN was also the incumbent franchised cable operator in many communities in central New Jersey until these operations were sold on February 19, 2003. (See Note 5, Discontinued Operations, to the Unaudited Condensed Consolidated Financial Statements.) The Company holds 50% membership interest in Starpower, LLC (“Starpower”), a joint venture with PEPCO Holdings, Inc. (“PEPCO”), which serves the Washington, D.C. metropolitan market.

Joint Ventures

To increase market entry and gain access to Right of Ways, the Company formed key alliances in the Boston and Washington D.C. markets.

RCN-BecoCom, LLC

RCN was one of the two members of RCN-BecoCom, LLC (“RCN-BecoCom”). NSTAR and certain of its subsidiaries (“NSTAR”), pursuant to an agreement with RCN, converted its ownership interest in RCN-BecoCom into shares of the Company’s Common stock as a result of three exchanges of NSTAR’s interest in RCN-BecoCom for that stock. As of December 24, 2003, a total of 11,597,193 shares, or 9.49%, of the Company’s common stock, were held by NSTAR. NSTAR’s profit and loss sharing ratio in RCN-BecoCom was reduced to zero in 2002 upon the completion of the third exchange. However, NSTAR retained its investment percentage and the right to invest in future capital calls by RCN-BecoCom as if it owned a 29.76% interest. The investment percentage was also subject to decrease to the extent NSTAR failed to meet future capital calls or NSTAR disposed of any such RCN Common Stock. In connection with the exchange, NSTAR on behalf of itself and controlled affiliates, complied with the “standstill” restrictions for the period of one year from June 19, 2002, including refraining from further acquisitions of the Company’s Common stock beyond 10.75% in aggregate of the total number of voting shares and refraining from activities designed to solicit proxies or otherwise influence shareholders or management of

RCN. On December 24, 2003 NSTAR notified the Company that it voluntarily and unconditionally waived, surrendered and discharged any and all ownership interest in both RCN-BecoCom and in the shares of the Company’s stock held by NSTAR.

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

Despite NSTAR’s surrendering its ownership interest in the joint venture and the Company’s Common stock, the shares of RCN Common stock previously held by NSTAR are treated as outstanding as of March 31, 2004, since NSTAR has not specifically assigned them to the Company. NSTAR’s contractual relationship with the Company under the IRU Agreement remains in effect.

RCN continues to own and operate RCN-BecoCom as a wholly owned subsidiary. The financial results of RCN-BecoCom are consolidated in the Company’s financial statements, and since June 19, 2002 the Company’s profit and loss sharing ratio in the joint venture has been 100%.

Starpower Communications, LLC

RCN and PEPCO are each 50% owners of Starpower Communications, LLC (“Starpower”), which constructs and operates a broadband network and telecommunications business in the Washington, D.C. metropolitan area, including parts of Virginia and Maryland. Through other subsidiaries, PEPCO is engaged in regulated utility operations and in diversified competitive energy and telecommunications businesses. The Starpower joint venture is accounted for in the financial statements under the equity method of accounting and the Company’s pro-rata portion of Starpower’s operating results is included in the equity in income (loss) of unconsolidated entities line.

On January 24, 2004, PEPCO announced its intention to sell its 50% percent interest in Starpower as part of its ongoing efforts to redirect its focus on energy related investments. The Company will attempt to ensure the continued operation of Starpower without adverse impact to customers or overall financial results of the joint venture. The Company can provide no assurances that a suitable buyer, willing to operate the joint venture on a comparable level, will be identified. The Company will assess if it will exercise its right of first refusal after a buyer is identified by PEPCO. In 1997, Starpower and PEPCO entered into an agreement for the lease of certain portions of PEPCO’s fiber system and under which PEPCO provides construction and construction management services to Starpower. The costs of such services provided by RCN and PEPCO to Starpower are believed to be equivalent to those that would be obtained from third party contractors. Starpower’s agreement with PEPCO remains in effect.

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

The following unaudited non-GAAP financial summary, highlights the results of operations on a consolidated basis for the three months ended March 31, 2004 and 2003, had Starpower been consolidated with the Company’s financial statements for these periods:

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
	RCN Including Starpower (1)	Less Starpower (2)	RCN GAAP	RCN Including Starpower (1)	Less Starpower (2)	RCN GAAP
Total revenues	$141,562	$20,302	$121,260	$139,804	$22,209	$117,595
Total direct costs	46,753	5,525	41,228	45,772	5,699	40,073

Margin	94,809	14,777	80,032	94,032	16,510	77,522
Total operating and selling, general and administrative costs	87,223	10,608	76,615	94,570	12,574	81,996

Adjusted EBITDA (3)	7,586	4,169	3,417	(538)	3,936	(4,474)
Non-cash stock-based compensation	1,080	—	1,080	2,049	—	2,049
Impairment and special charges	(1,822)	—	(1,822)	80	—	80
Depreciation and amortization	35,497	6,037	29,460	55,432	4,989	50,443

Operating loss	$(27,169)	$(1,868)	$(25,301)	$(58,099)	$(1,053)	$(57,046)

(1)	Excludes results of central New Jersey operations which were sold February 19, 2003 and Carmel, New York operations, which were sold on March 8, 2004, both of which are included as discontinued operations for GAAP purposes. See Note 5, Discontinued Operations, to the Unaudited Condensed Consolidated Financial Statements.
(2)	RCN owns 50% of Starpower, a joint venture in the Washington, D.C. market, which is accounted for as an equity investment in our condensed consolidated financial statements. Results of operations of Starpower have been presented here, net of related party transactions with RCN.
(3)	Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) - Non GAAP measure calculated as net income (loss) before interest, tax, depreciation and amortization, stock based compensation, extraordinary gains and special charges that management uses to measure performance and liquidity. Adjusted EBITDA is a meaningful indicator of profitability for capital-intensive businesses, and is a key valuation metric in the investment community. Other companies may calculate and define EBITDA differently than RCN.

Overview of Operations

Approximately 98.3% of the Company’s revenue for the three months ended March 31, 2004 is attributable to monthly telephone line service charges, local toll, special features and long-distance telephone service fees, monthly subscription fees for basic, premium, and pay-per-view cable television services, and fees or high-speed data services, dial up telephone modems, web hosting and dedicated access. The remaining 1.7% of revenue is derived mostly from reciprocal compensation.

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

In connection with the Company’s fourth quarter 2003 asset impairment assessment, the Company reviewed the useful life estimates of its long-lived assets. The Company capitalizes the cost of technical labor and material associated with the installation of new customers. Effective January 1, 2004, the Company changed the useful life of these assets to 5 years from 10. This represents a change in accounting estimate. The change resulted in $5,523 of additional depreciation expense for the three months ended March 31, 2004.

The Company continually reviews its facility requirements against lease obligations to identify excess space and opportunities to consolidate, exit or sublease excess facilities. As transactions occur, exit costs are recognized accordingly. During three months ended March 31, 2004, the Company recorded net recoveries of $1,822 due to favorable settlements of lease commitments associated with exited facilities. (See Note 6, Impairment Charges and Accrued Exit Costs, to the Unaudited Condensed Consolidated Financial Statements.)

Results of Operations

Three months ended March 31, 2004 compared to three months ended March 31, 2003:

Revenues:

Total revenues increased $3,665, or 3.1%, to $121,260 for the three months ended March 31, 2004 from $117,595 for the three months ended March 31, 2003. The Company completed the implementation of a new customer billing system for all residential customers in 2002. With a full year of operation in all markets, the Company now has comparable customer count information, which it believes is an effective measurement of the business. Revenues from residential customers receiving voice, video and high-speed data increased $12,059, or 12.3%, to $110,036 for the three months ended March 31, 2004 from $97,977 for the three months ended March 31, 2003. The improvement reflects the Company’s strategy to migrate customers to its higher margin products and services. While the number of customers was flat for the quarter, services per residential customer increased to 2.43 for the three months ended March 31, 2004, or 8%, from 2.25 services per residential customer for the comparable period in 2003. The growth in services resulted from increases in network connections for voice, video and high-speed data of 7%, 3% and 24%, respectively. Additionally, video revenues also benefited from rate increases in the quarter.

Dial-up revenues continued to decline as customers continue to migrate to high-speed data products to access the Internet. The decrease in commercial revenues reflects declines in the Company’s wholesale long-distance business.

The decline in reciprocal compensation and other revenues, which is largely comprised of reciprocal compensation, is attributable to the change in accounting estimate adopted in the first quarter of 2003. When this change in accounting estimate was adopted, approximately $4,100 of the reciprocal compensation recorded related to services rendered in calendar 2002. Excluding the amount related to 2002, other revenues declined $1,490 reflecting lower reciprocal compensation revenues.

	Revenues				Customers
	For the three months ended March 31,				For the three months ended March 31,
	2004	2003	Change	%	2004	2003	Change	%
Residential
Voice	$34,441	$34,079
Video	53,400	47,830
High-speed Data	20,961	15,540
Advertising	1,233	527

Sub-total	$110,036	$97,977	12,059	12.3%	388,650	387,598	1,052	—

Other
Dial-up	4,029	5,720	(1,691)	-29.6%
Commercial	5,066	6,179	(1,113)	-18.0%
Reciprocal Compensation & Other	2,129	7,719	(5,590)	-72.4%

	$121,260	$117,595	$3,665	3.1%

	Average Monthly Revenue per Customer
	For the three months ended March 31,
	2004	2003	Change	%
Residential	$94.37	$84.26	$10.11	12.0%

Direct Expenses:

The increase in direct expenses was mainly attributable to higher video costs resulting from increases in video connections and programming rates. The decrease in direct voice and high-speed data expenses reflects operating efficiencies resulting from network optimization, while the increase in other direct expenses represents higher television production costs.

	For the three months ended March 31,
	2004	2003	Change
Voice	$7,217	$9,566	$(2,349)
Video	31,271	26,942	4,329
High-speed Data	2,490	3,419	(929)
Other	250	146	104

	$41,228	$40,073	$1,155

Operating, Selling and General and Administrative Expenses:

Operating, selling, and general and administrative expenses declined $5,381, or 6.5%, to $76,615 for the three months ended March 31, 2004 as the Company continued to implement plans to reduce general and administrative expenses. Excluding one-time restructuring costs of $8,673 incurred in the first quarter of 2004 as part of the negotiations to restructure the Company’s balance sheet, operating, selling and general and administrative expenses declined $14,054, or 17.1% from the comparable period in 2003. The savings primarily related to reduced salaries and related employee costs. Customer service operations were consolidated into one call center in September 2003, which resulted in personnel and facilities savings. The reductions in operating, general and administrative expenses are mainly due to a reduction of performance based compensation and lower information technology expenses. Components of Operating, selling, general and administrative expenses are as follows:

	For the three months ended March 31,
	2004	2003	Change
Network operations and construction	$25,301	$25,472	$(171)
Marketing and advertising	4,204	3,776	428
Sales	6,352	7,862	(1,510)
Customer service	7,224	10,344	(3,120)
Operating, general and administrative	33,534	34,542	(1,008)

	$76,615	$81,996	$(5,381)

Non-cash Stock-Based Compensation:

The non-cash stock-based compensation decreased $969, or 47.3%, to $1,080 for the three months ended March 31, 2004. The decrease was due to the attribution of expense associated with fewer stock option grants with lower fair values.

Depreciation and Amortization:

Depreciation and amortization expense for the three months ended March 31, 2004, decreased $20,983, or 41.6%, to $29,460 from $50,443. The net decrease is due to the effect of previous disposition and impairment in the value of network construction materials, equipment and leasehold improvements as network expansion plans were curtailed to preserve capital, offset by additional depreciation due to the change in accounting estimate adopted on January 1, 2004. (See Note 4, Change in Accounting Estimates, to the Unaudited Condensed Consolidated Financial Statements.)

Investment Income:

Investment income of $926 for the three months ended March 31, 2004, decreased from $1,653, due to a decrease in average cash, temporary cash investments, short-term investments and restricted investments at March 31, 2004 compared to March 31, 2003.

Interest Expense:

The decrease in interest expense is primarily due to debt issuance costs associated with the Fifth Amendment to the Credit Agreement, dated March 7, 2003.

Other income, net:

Other income, net of $250 for the three months ended March 31, 2004, decreased $5,919, or 95.5%, primarily due to a gain recorded from the buyout of a capital lease during the three months ended March 31, 2003.

Equity in Income of Unconsolidated Entities:

Equity in income of unconsolidated entities increased $5,937 or 157.0% to $9,719 for the three months ended March 31, 2004 from $3,782. The income of $9,719 included income from Megacable of $10,572 and a loss from Starpower of $928. The income of $3,781 for the three months ended March 31, 2003 included income from Megacable of $4,339 and a loss from Starpower of $558.

Discontinued Operations:

On March 8, 2004, the Company completed the sale of its Carmel, NY (“Carmel”) cable system for proceeds of approximately $120,203 and a gain on the sale of approximately $89,778. The transaction was structured as an asset purchase, with the buyer assuming certain liabilities related to the business. In accordance with the Fifth Amendment to the Credit Facility (see Liquidity and Capital Resources for discussion regarding the Fifth Amendment), proceeds of approximately $62,400 were applied as a partial pay-down of the Company’s Credit Facility. In addition, approximately $44,858 of the net proceeds were placed into a collateral account that is restricted to prepay term loans under the Company’s Credit Facility or for the purchase of telecommunication assets, by the terms of the senior secured bank facility. In accordance with SFAS No. 144, the results of operations for Carmel are reported as discontinued operations.

On February 19, 2003, the sale of the central New Jersey cable system assets was completed. At the time of the sale, the Company recorded a gain of $165,134 net of taxes. On February 9, 2004, the Company agreed to accept $10,800 of the $14,690 escrow and to forgo the remaining as settlement of all purchase price adjustment claims. At December 31, 2003, the Company reflected an adjustment to the gain on sale to reflect the settlement agreement. In addition, the Company recorded net income of $2,860 from operations of the system from January 1, 2003 to February 19, 2003. In accordance with the Credit

Facility, an amount equal to the net cash proceeds of the sale of the central New Jersey cable system assets in excess of $5,000 was deposited into a cash collateral account. Other than the minimum $100,000 required to be maintained on deposit in the cash collateral account under the Fifth Amendment (see Liquidity and Capital Resources for discussion regarding the Fifth Amendment), proceeds on deposit in the cash collateral account may be used (i) to repay any loans outstanding under the Credit Facility, or (ii) to purchase telecommunications assets and/or for working capital if the Company does not have other available cash on hand to fund such expenditures. In accordance with SFAS No. 144, the results of operations for central New Jersey cable system have been reported as discontinued operations.

Liquidity and Capital Resources

The Company is continuing to negotiate a financial restructuring of its balance sheet with its Senior Secured Lenders, the Noteholders’ Committee and others. No agreement on such a restructuring has yet been reached. The Company intends that the continuing negotiations will lead to an agreement on a consensual financial restructuring plan in the near term, although there is no assurance this will occur. The Company expects any financial restructuring to be implemented through a reorganization of the Company under Chapter 11. The Company believes that a consensual financial restructuring pursuant to a Chapter 11 reorganization would achieve the most successful financial outcome for the Company and its constituents.

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

Available cash, temporary cash investments and short-term investments was $19,559 at March 31, 2004. In addition, at March 31, 2004 approximately $211,327 of cash was restricted under the terms of the Company’s Credit Facility. Because the Company’s cash, cash equivalents and short-term investments at March 31, 2004 and projected 2004 cash flows from operations are not sufficient to meet its anticipated cash needs for working capital, capital expenditures and other activities for the next twelve months, there is substantial doubt about the Company’s ability to continue as a going-concern.

In connection with its financial restructuring negotiations, the Company did not make an approximately $10,300 interest payment due January 15, 2004 on its 10 1/8% Senior Notes, within the 30-day grace period provided under the indenture governing the 10 1/8% Senior Notes, an approximately $14,200 interest payment due February 15, 2004 on its 9.8% Senior Notes, within the 30-day grace period provided under the indenture governing the 9.8% Senior Notes, an approximately $8,000 interest payment due on April 15, 2004 on the 10% Senior Notes and an approximately $17,600 interest payment due on April 15, 2004 on the 11.125% Senior Notes.

On February 14, 2004, the Company entered into forebearance agreements with the Senior Secured Lenders and members of the Noteholders’ Committee under which the Senior Secured Lenders and members of the Noteholders’ Committee agreed not to declare any Events of Default, which they would be entitled but not required to do, under the Company’s Senior Credit Facilities or Senior Notes, respectively, as a result of the Company not making the interest payment on the 10 1/8% Senior Notes prior to the end of the applicable grace period. The initial forbearance agreements were set to expire on March 1, 2004. On March 1, 2004, the Company announced that the Senior Secured Lenders and members of the Noteholders’ Committee had agreed to extend the forbearance agreements to March 15, 2004, and on March 15, 2004, the Company announced that the forbearance agreements had been further extended to April 1, 2004 and expanded to cover the interest payment default on the 9.8% Senior Notes and other defaults. On April 1, 2004, the Company announced that the forbearance agreements had been further extended to May 3, 2004, and on April 15, 2004 announced that it was not making interest payments of approximately $8,000 and $17,600 due on its 10% Senior Notes and 11.125% Senior Notes, respectively, prior to the end of the applicable grace periods. On May 3, 2004, the Company announced that the forbearance agreements had been further extended to May 17, 2004 and expanded to cover the interest payment default on the 10% Senior Notes and 11.125% Senior Notes. On May 3, 2004, the Company also announced that its Common stock will be delisted from the NASDAQ SmallCap Market at the opening of business on May 12, 2004, and effective at the opening of business on May 12, 2004, the Company’s Common stock may be immediately eligible for quotation on the OTC Bulletin Board with its present symbol of RCNC.

The Company’s objective is to reach agreement on a consensual financial restructuring plan during the current forbearance period. If financial restructuring negotiations were to proceed beyond that period or were to end, however, additional forbearance, waiver and/or amendment agreements would be needed to support the Company’s continuing operations. In addition, in the absence of an agreement on a consensual financial restructuring upon expiration of the forbearance agreements, the Senior Secured Lenders and members of the Noteholders’ Committee who hold the 10 1/8% Senior Notes, 9.8% Senior Notes, 10% Although the Company is actively pursuing discussions towards a final agreement on a consensual financial restructuring, there can be no assurance that such an agreement will ultimately be reached, that the Company will be able to obtain further extensions of its forbearance agreements with the Senior Secured Lenders and members of the Noteholders’ Committee, or that holders of the 10 1/8% Senior Notes, 9.8% Senior Notes, 10% Senior Notes and 11.125% Senior Notes that are not members of the Noteholders’ Committee will not declare an Event of Default under the 10 1/8% Senior Notes, 9.8% Senior Notes, 10% Senior Notes and 11.125% Senior Notes (which would terminate the forbearance agreement with Lenders), or seek other remedies available under applicable law or the terms of the 10 1/8% Senior Notes, 9.8% Senior Notes, 10% Senior Notes and 11.125% Senior Notes, prior to such time. The Company will continue to apply substantial effort and resources to reaching a formal agreement on a consensual financial restructuring while also continuing to evaluate the best alternatives for the Company under current circumstances and as discussions and events unfold.

During the three months ended March 31, 2004, net cash increased by $1,164. Net cash used in operating activities of $6,670 consisted of $56,835 in net losses adjusted for non-cash items, which included $29,460 in depreciation and amortization, $2,335 for losses on accounts receivable, offset by equity in income in unconsolidated entities of $9,719. Furthermore, working capital provided $26,610. Investing activities provided $83,340 primarily from the sale of Carmel offset by property, plant and equipment and debt service. The Company repaid $74,716 of its long-term debt obligations.

Senior Secured Credit Facility

The following summarizes the Company’s existing Credit Facility:

•	Original Transaction — In June 1999, the Company and certain of its subsidiaries (together the “Borrowers”), entered into a $1,000,000 Senior Secured Credit Facility (the “Credit Facility”) with the JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank) and certain other lenders. The collateralized facilities were comprised of a $250,000 seven-year revolving credit facility (the “Revolver”), a $250,000 seven-year multi-draw term loan facility (the “Term Loan A”) and a $500,000 eight-year term loan facility (the “Term Loan B”). All three facilities are governed by a single credit agreement dated as of June 3, 1999 (as amended, the “Credit Agreement”). The Credit Agreement has been most recently amended as described below.

•	Fifth Amendment to the Credit Agreement – The Company is presently operating under the Fifth Amendment to the Credit Agreement dated March 7, 2003 (the “Fifth Amendment”). The Fifth Amendment amends certain financial covenants and certain other negative covenants to reflect the Company’s then current business plan and amends certain other terms of the Credit Agreement, including increases to the margins payable there under if the aggregate amount of outstanding loans exceeds certain thresholds on July 1, 2004. In connection with the Fifth Amendment, the Company agreed to pay to certain lenders an aggregate fee of approximately $7,062 and to permanently reduce the amount available under the Revolver from $187,500 to $15,000. The Fifth Amendment permits the Company to incur up to $500,000 of additional indebtedness that may be secured by a junior lien on the Company’s assets and permits the use of up to $125,000 of existing cash and proceeds of this new indebtedness to repurchase its

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

At March 31, 2004 there were no outstanding loans under the Revolver. In accordance with the Amendment, the Revolver can also be utilized for letters of credit up to a maximum of $15,000. At March 31, 2004, there were $15,000 in letters of credit outstanding under the Revolver and the Company also had letters of credit outside the Revolver of $19,319 collateralized by restricted cash. As of March 31, 2004, a total of $432,454 was outstanding under Terms loans A and B.

Evergreen Facility

In June 2003, the Company entered into a $41,500 Commercial Term Loan and Credit Agreement (the “Evergreen Facility”) with Evergreen Investment Management Company, LLC and certain of its affiliates (“Evergreen”). Evergreen’s commitment initially expired September 4, 2003 but had been extended, and subsequently expired, on November 3, 2003. Any term loans made under the Evergreen Facility will mature on June 30, 2008. The interest rate on the Evergreen loans is 12.5% per annum; however, no cash interest is payable until April 1, 2006. The interest rate is subject to upward adjustment in the event the Company incurs new indebtedness within 90 days after closing at a higher rate. In the event the Company or certain of its subsidiaries receive net proceeds in respect of certain prepayment events such as asset sales or casualty events and such net proceeds are not applied to the repayment of amounts outstanding under the Credit Facility, the Company must repay the Evergreen loans in an aggregate amount equal to such net proceeds or use such proceeds to acquire telecommunications assets, or for working capital. Following the termination of the Credit Facility, the Company must apply 50% of the net proceeds from such assets sales or casualty events to repay the Evergreen loans and not to reinvestment. The Company must apply 50% of excess cash flow for each fiscal year commencing on the earlier of (i) the fiscal year ending December 31, 2007 or (ii) the fiscal year in which all amounts outstanding under the Credit Facility have been paid in full or the Credit Facility does not prohibit such payment to prepay the Evergreen loans, provided that any lender may waive its right to receive the amount of such mandatory prepayment, and any amount will be applied to the mandatory prepayment of other Evergreen loans on a pro rata basis. Evergreen has a second priority lien on substantially all assets of the Company. The Evergreen Facility contains affirmative covenants, negative covenants and events of default substantially similar to those set forth in the Credit Facility. Upon closing, the Company paid a 4% or $1,660 funding fee to Evergreen. As of March 31, 2004 approximately $27,453 was outstanding under the Evergreen Facility.

In connection with the signing of the Evergreen Facility, the Company issued warrants to Evergreen to purchase 4,150,000 shares of Common stock at an initial exercise price of $1.25 per share. The warrants are exercisable any time following three months from their issuance. The Company valued the warrants using the Black-Scholes pricing model, applying an expected life of 5 years, a weighted average risk-free rate of 3.5%, a volatility rate of 70% and a deemed value of Common stock of $1.67 per share. The estimated value of the warrant, $4,026 was recorded as a contra long-term debt liability to be amortized over the next 5 years. The balance of the debt discount was $3,355 at March 31, 2004.

The Company had the following contractual obligations at March 31, 2004:

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Senior Notes	$1,109,506	$1,109,506	$—	$—	$—
Interest on aggregate debt (1)	506,461	83,905	235,993	166,023	20,540
Term Loans and Evergreen Facility	459,907	459,907	—	—	—
Capital Leases	10,568	1,026	3,151	562	5,829
Operating Leases	248,597	19,690	49,236	61,072	118,599
Nonbinding purchase and other commitments (2)	57,041	57,041

Total Contractual Obligations	$2,392,080	$1,731,075	$288,380	$227,657	$144,968

(1)	RCN’s estimate of its cash requirement for interest payments is based on known future cash interest payments related to its fixed rate debt instruments as of March 31, 2004. These estimates also assume that the debt is repaid and not refinanced at maturity.
(2)	Includes unfulfilled purchase orders, construction commitments and various other commitments arising in the normal course of business.

At March 31, 2004, the Company had the following other commercial commitments:

Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Letters of Credit - Collateralized by Revolver	$15,000	$15,000	$—	$—	$—
Letters of Credit - Collateralized by Restricted Cash	19,319	69	3,949	210	15,091

Total Contractual Obligations	$34,319	$15,069	$3,949	$210	$15,091

Preferred Stock

The Company has two tranches of redeemable Preferred stock, Series A and Series B. At March 31, 2004 the Company had paid cumulative dividends in the amount of $628,055 in the form of additional Series A and B Preferred Stock. At March 31, 2004 the number of common shares that would be issued upon conversion of the Series A and B Preferred stock was 28,919,633.

New Accounting Standards

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51.” FIN 46 addresses consolidation by business enterprises of variable interest entities. In December 2003, the FASB then issued FIN 46(R), “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51,” which replaced FIN 46. Application of FIN 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company has adopted both FIN 46 and FIN 46(R), and their adoption had no impact on the Company’s financial position or results of operations.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus regarding Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128.” The issue addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance in applying the two-class method of calculating EPS once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This consensus is effective for the period ended June 30, 2004, and should be applied by restating prior period earnings per share. The Company is still evaluating the impact of this consensus.

In March 2004, the EITF reached a final consensus on Issue 03-16, “Accounting for Investments in Limited Liability Companies” (“EITF 03-16”). EITF 03-16 will require investors in limited liability corporations that have specific ownership accounts to follow the equity method accounting for investments that are more than minor (e.g. greater than 3% ownership interest) as prescribed in SOP 78-9, “Accounting for Investments in Real Estate Ventures” and EITF Topic No. D-46, “Accounting for Limited Partnership Investments”. Investors that do not have specific ownership accounts or minor ownership interests should follow the significant influence model prescribed in APB Opinion No. 18, “Accounting for Certain Investments in Debt and Equity Securities”, for corporate investments. EITF 03-16 excludes securities that are required to be accounted for as debt securities based on the guidance in paragraph 14 of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and EITF 99-20. EITF 03-16 is effective for quarters beginning after June 15, 2004 and should be applied as a change in accounting principle. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company adopted Item 305 of Regulation S-K “Quantitative & qualitative disclosures about market risk” which is effective in financial statements for fiscal years ending after June 15, 1998. RCN currently has no items that relate to “trading portfolios”. Under the “other than trading portfolios” the Company does have four short-term investment portfolios categorized as available for sale securities that are stated at cost, which approximates market, and which are re-evaluated at each balance sheet date and one portfolio that is categorized as held to maturity which is an escrow account against a defined number of future interest payments related to the Company’s 10% Senior Discount Notes. These portfolios consist of Federal Agency notes, Commercial Paper, Corporate Debt Securities, Certificates of Deposit, U.S. Treasury notes, and Asset Backed Securities. The Company believes there is limited exposure to market risk due primarily to the small amount of market sensitive investments that have the potential to create material market risk. Furthermore, RCN’s internal investment policies have set maturity limits, concentration limits, and credit quality limits to minimize risk and promote liquidity. RCN does not include trade accounts payable and trade accounts receivable in the “other than trading portfolio” because their carrying amounts approximate fair value.

The objective of the Company’s “other than trading portfolio” is to invest in high quality securities and seeks to preserve principal, meet liquidity needs, and deliver a suitable return in relationship to these guidelines.

Item 4. Controls and Procedures.

(a.)	Disclosure Controls and Procedures

The Company has performed an evaluation of disclosure controls and internal controls over financial reporting as of the end of the period covered by this report. As reported in the 2003 Annual Report filed with the SEC on Form 10K, given the impending restructuring and associated employee turnover, significant deficiencies in internal controls in the areas of non-customer payment processing, technical capital labor and customer adjustments were recently identified and communicated to the Company’s Audit Committee as reportable conditions. The Company has enhanced policies and procedures surrounding technical capital labor and non-customer payment processing, and is in the process of putting in place enhanced policies and procedures to address customer adjustments. The known and estimable financial impact of these reportable conditions has been recorded in the financial statements for the period ended March 31, 2004.

(b.)	Internal Control Over Financial Reporting

Except for the enhanced policies and procedures surrounding technical capital labor and non-customer payment processing, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

Newton Borough, PA

As previously reported, Newtown Borough, Pennsylvania has served notice on the Company’s subsidiary, RCN-Telecom Services of Philadelphia, Inc. (“RCN-Philadelphia”) alleging breach of the cable television franchise agreement between RCN-Philadelphia and the Borough, on the ground that RCN-Philadelphia failed to complete construction and fully activate the cable system within the time required pursuant to Section 6.1 of the agreement and also failed to complete an Institutional Network pursuant to Section 25A of the agreement. As a result of the alleged breach, the Borough Council entered a judgment against RCN-Philadelphia in the amount of $2,530, representing the Borough’s alleged damages through the end of the franchise term. RCN-Philadelphia then filed a petition for review and appeal of the Borough’s judgment in the Court of Common Pleas for Bucks County, Pennsylvania. The petition is now pending. While RCN-Philadelphia has raised numerous points on the petition, and believes that the issues raised warrant a reversal of the judgment in favor of Newtown Borough, the law in this area is uncertain and RCN-Philadelphia can make no assurances that it will be successful in overturning the judgment. In addition to the petition for review of the Newtown Borough judgment, RCN-Philadelphia has filed a proceeding in the U.S. District Court for the Eastern District of Pennsylvania seeking a modification of the Newtown Borough franchise agreement. That proceeding is currently pending. While RCN- Philadelphia has raised numerous points in that proceeding, the Company can make no assurances that RCN-Philadelphia will be successful in obtaining the relief sought.

On May 5, 2004, RCN-Philadelphia and Newtown Borough reached an agreement in principle to settle all of the claims relating to the franchise agreement, including both the proceedings in the Court of Common Pleas of Bucks County and the U.S. District Court for the Eastern District of Pennsylvania. The settlement will include termination of the franchise and payment of an amount, which is not material, to the Borough.

City	of Chicago, IL

As previously reported, in December 2003, the Company’s subsidiary, RCN Cable TV of Chicago, Inc. (“RCN – Chicago”), filed a modification petition under the provisions of Section 625 of the Communications Act of 1934, 47 U.S.C. Section 545, with the City of Chicago’s Cable Television Commission seeking modification of certain of the franchise agreements with the City of Chicago. No decision on that petition has been rendered. In the event that the modification is not granted, the Company intends to seek relief in federal court, as permitted under the Federal Communications Act. Notwithstanding the filing of the modification petition, in February 2004, the Commission declared the Company in default of the obligations of the franchise agreements for failure to construct in certain areas of the City and to make certain payments to the Chicago Access Corporation. As a result of these alleged defaults, and notwithstanding federal court cases holding that a local municipality may not impose sanctions on a cable operator for alleged violations of obligations that are the subject of a modification petition, the Commission assessed multiple fines of $1 per day per alleged offense and per affected customer, some retroactive to January 7, 2004, and some continuing through the end of the franchise term in the year 2015. Although the precise calculation of the assessments is impossible to discern from the Commission’s resolutions, it has been reported that the City believes that they amount to approximately $1,000 per day in the aggregate. In connection with these claims, the City has drawn down the Company’s letters of credit and demanded payment in full on the Company’s performance bonds posted pursuant to the franchise agreements. Negotiations with the City to resolve these alleged defaults and fines are ongoing. The Company cannot provide assurances that it will reach a satisfactory resolution with the Commission or that, if it does not obtain satisfactory relief as a result of the petition to the Commission, such relief would be obtained from the federal court proceedings. To the extent that the City is ultimately successful either in asserting a right to penalties at the level imposed by the Commission or in obtaining a judgment requiring RCN-Chicago to complete construction of the remaining areas of the City, such result(s) would have a material adverse effect on RCN-Chicago.

On April 9, 2004, the Commission denied RCN’s modification petition. The Company intends to seek relief in federal court, as permitted under the Communications Act.

For a discussion of the Company’s other pending legal proceedings, see Part I Item 3 of the Company’s December 31, 2003 Annual Report on Form 10-K and Amendment No. 1 thereto filed on Form 10-K/A, previously filed with the SEC.

Item 3. Defaults Upon Senior Securities

For a discussion of the current defaults on certain of the Company’s Senior Notes, See Part I, Item 2, Management’s Discussion and Analysis, particularly discussion of Liquidity and Capital Resources.

Item 5. Other Information

Updating Form 10-K, Part I, Item 1. Business

Employees

On March 25, 2004, Local 1101, Communications Workers of America (“CWA”) filed a petition with the New York Region (also known as Region 2) of the National Labor Relations Board (“NLRB”) seeking union representation of certain technical employees in the Company’s New York Market. The Company objected to the petition, and on April 7, 8, 14, and 15, 2004, a formal hearing was held before a hearing officer designated by the NLRB’s Regional Director for Region 2. On May 7, 2004, the Regional Director issued a Decision and Order Dismissing Petition (“Order of Dismissal”). The Order of Dismissal dismissed the CWA’s petition on the grounds that the unit of employees petitioned for by the CWA “does not constitute a unit appropriate for collective bargaining.” The CWA has fourteen (14) days to appeal the Order of Dismissal to the NLRB in Washington, D.C. The Company can provide no assurances at this time as to whether the CWA will file an appeal, the outcome of any such appeal or the ultimate outcome of the CWA’s efforts to unionize certain employees. The Company intends to continue to respond legally and proactively to unionization attempts. The Company’s goal is to retain the direct working relationship with its employees which the Company believes is necessary to meet its daily business challenges.

Updating Form 10-K, Part III, Item 10. Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

Deborah M. Royster, 48, was elected Senior Vice President and Secretary of the Company and named as the Company’s General Counsel on April 30, 2004. Ms. Royster joined RCN in February, 2004 as its General Counsel – Operations. Prior to joining RCN, Ms. Royster served as General Counsel of Starpower from April, 1999 to January, 2004 and, simultaneously, as Senior Vice President – Regulatory and Public Affairs for the Company from May 2003 to January, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a.)	Exhibits

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b.)	Reports on Form 8-K

On January 15, 2004, RCN Corporation (“RCN”) announced that in anticipation of a successful negotiation with its Senior Secured Lenders and an ad hoc committee of holders of its Senior Notes, it had chosen to defer the decision to make an interest payment scheduled to be made on January 15, 2004, of approximately $10.3 million with respect to its 10 1/8% Senior Notes due 2010. The press release with respect thereto is attached thereto as Exhibit 99.1.

On February 12, 2004, RCN announced that it had appointed John Dubel as President and Chief Operating Officer. The press release with respect thereto is attached thereto as Exhibit 99.1.

On February 14, 2002, RCN announced that it was continuing financial restructuring negotiations. The press release with the respect thereto is attached thereto as Exhibit 99.1.

On March 1, 2004, RCN announced that negotiations with its senior secured lenders (the “Senior Secured Lenders”), members of an ad hoc committee of holders of its Senior Notes (the “Noteholders’ Committee”) and others on a consensual financial restructuring of its balance sheet were continuing. In connection with the continuing negotiations, RCN Corporation, the Senior Secured Lenders and members of the Noteholders’ Committee have agreed to extend expiration of their previously announced forbearance agreements until March 15, 2004. The press release with respect thereto is attached thereto as Exhibit 99.1.

On March 9, 2004, RCN consummated the previously announced sale of its Carmel, New York cable system to Carmel Cable Television, Inc., a subsidiary of Susquehanna Communications, for $120 million. The press release with respect thereto is attached thereto as Exhibit 99.1.

On March 12, 2004, RCN announced that it retained the Blackstone Group as financial advisor in connection with its continuing negotiations with its Senior Secured Lenders, the Noteholders’ Committee and others, towards a successful financial restructuring of its balance sheet and possible capital raising opportunities and that Merrill Lynch would no longer advise the company in this capacity. In addition, RCN announced that John Dubel, RCN’s President and Chief Operating Officer, would lead the continuing financial restructuring negotiations and that Douglas Bradbury, who was appointed in October 2003 to assist in the restructuring effort, had left the Company. The press release with respect thereto is attached thereto as Exhibit 99.1.

On March 15, 2004, RCN announced that negotiations with its Senior Secured Lenders, the Noteholders’ Committee and others on a consensual financial restructuring of its balance sheet were continuing. In connection with the continuing negotiations, RCN, the Senior Secured Lenders and members of the Noteholders’ Committee agreed to extend expiration of their previously announced forbearance agreements until April 1, 2004. In addition, RCN will not make the approximately $14.2 million interest payment that was scheduled to be made on February 15, 2004 in respect of its 9.8% Senior Discount Notes Due 2008. RCN Corporation also announced that it would not file its annual report on Form 10-K for 2003 on March 15, 2004 and that it had filed a Notification of Late Filing on Form 12b-25 with the Securities and Exchange Commission. The press release with respect thereto is attached thereto as Exhibit 99.1.

On March 16, 2004, RCN announced the promotion of Patrick T. Hogan to the position of Executive Vice President and Chief Financial Officer and Michael J. Angi to Senior Vice President of Operations. The press release with respect thereto is attached thereto as Exhibit 99.1.

On March 30, 2004, RCN announced its results for fiscal 2003. The press release with respect thereto is attached thereto as Exhibit 99.1.

On April 1, 2004, RCN announced that it is continuing financial restructuring negotiations. In connection with the negotiations, RCN’s Senior Secured Lenders and

Noteholders’ Committee agreed to extend expiration of their previously announced forbearance agreements until 11:59 p.m. on May 3, 2004. The press release with respect thereto is attached thereto as Exhibit 99.1.

On April 15, 2004, RCN announced that negotiations with its Senior Secured Lenders, Noteholders’ Committee and others on a consensual financial restructuring of its balance sheet are continuing. In connection with these negotiations, RCN said that it has chosen to defer the decision to make interest payments scheduled to be made on April 15, 2004, of approximately $8.0 million with respect to its 10% Senior Notes due 2007 and approximately $17.6 million with respect to its 11.125% Senior Discount Notes due 2007. The press release with respect thereto is attached thereto as Exhibit 99.1.

On May 3, 2004, RCN announced that it is continuing financial restructuring negotiations. In connection with the negotiations, RCN’s Senior Secured Lenders and Noteholders’ Committee agreed to extend expiration of their previously announced forbearance agreements until 11:59 p.m. on May 17, 2004. The Company also announced that its Common stock will be delisted from the Nasdaq SmallCap Market at the opening of business on May 12, 2004, and effective at the open of business on May 12, 2004, the Company’s Common stock may be immediately eligible for quotation on the OTC Bulletin Board with its present symbol of RCNC. The press release with respect thereto is attached thereto as Exhibit 99.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RCN Corporation
Date: May 10, 2004

/s/ PATRICK T. HOGAN
Patrick T. Hogan
Executive Vice President and Chief Financial Officer