Form 10-Q/A
period 2004-03-31
RCN CORP /DE/
filed 2004-08-16
CIK 1041858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock ($1.00 par value), as of March 31, 2004.

Class A Common stock	110,279,006

Class B Common stock	11,424,810

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the 1934 Securities and Exchange Act):    ☒  Yes    ☐  No

RCN CORPORATION

Explanatory Note

This Amendment No. 1 to RCN Corporation’s (“RCN” or the “Company”) Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 was filed in order to restate the consolidated financial statements as of and for the three months ended March 31, 2004 to correct depreciation expense. See Note 12, Restatement.

Items 1, 2 and 4 have been amended herein to reflect this change. This amendment does not otherwise update information in the original filing to reflect facts or events occurring subsequent to the date of the original filing, including the Company’s filing of a voluntary petition for reorganization under Chapter 11 of Title II of the United States Code. All information contained in this amendment and the original filing is subject to updating and supplementing as provided in periodic reports subsequent to the original filing date of this Form 10-Q with the SEC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RCN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	(Restated - see Note 12) 2004	2003
Revenues	$121,260	$117,595
Costs and expenses, excluding non-cash stock based compensation, depreciation and amortization
Direct expenses	41,228	40,073
Operating and selling, general and administrative	76,615	81,996
Non-cash stock based compensation	1,080	2,049
Impairments and other charges, net	(1,822)	80
Depreciation and amortization	69,707	50,443

Operating loss	(65,548)	(57,046)
Investment income	926	1,653
Interest expense	(42,429)	(49,221)
Other income, net	250	6,169

Loss from continuing operations before income taxes	(106,801)	(98,445)
Income tax provision	—	12

Loss from continuing operations before equity in unconsolidated entities and minority interest	(106,801)	(98,457)
Equity in income of unconsolidated entities	9,719	3,782

Net loss from continuing operations	(97,082)	(94,675)
Discontinued operations, net of tax of $0 (Note 5)
Income from discontinued operations, (including net gain on disposal of $89,778 and $165,134, in the three months ended March 31, 2004 and 2003, respectively)	92,200	169,291

Net (loss) income	(4,882)	74,616
Preferred dividend and accretion requirements	32,430	42,263

Net (loss) income to common shareholders	$(37,312)	$32,353

Basic and diluted loss per common share
Net loss from continuing operations	$(1.06)	$(1.24)

Net income from discontinued operations	0.75	1.54

Net (loss) income to common shareholders	$(0.31)	$0.30

Weighted average shares outstanding, basic and diluted	122,268,642	110,165,770

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

	(Restated-see Note 12) March 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and temporary cash investments	$19,559	$18,395
Accounts receivable from related parties	14,174	13,329
Accounts receivable, net of reserve for doubtful accounts of $5,299 and $5,923	44,386	45,378
Unbilled revenues	1,202	1,105
Interest receivable	1,366	1,170
Prepayments and other current assets	31,709	33,064
Short-term restricted investments	142,502	134,205
Current assets of discontinued operations	—	2,375

Total current assets	254,898	249,021
Property, plant and equipment, net of accumulated depreciation of $900,122 and $900,458	844,907	908,009
Investments in joint ventures and equity securities	208,440	202,095
Intangible assets, net of accumulated amortization of $18,309 and $18,266	1,460	1,503
Goodwill, net	6,130	6,130
Long-term restricted investments	100,000	100,000
Deferred charges and other assets	30,700	34,430
Noncurrent assets of discontinued operations	—	28,168

Total assets	$1,446,535	$1,529,356

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt	$1,579,981	$1,654,585
Accounts payable	21,621	22,697
Accounts payable to related parties	6,126	3,715
Advance billings and customer deposits	26,522	26,906
Accrued exit costs	29,834	38,095
Accrued expenses	150,553	140,205
Current liabilities of discontinued operations	—	3,330

Total current liabilities	1,814,637	1,889,533

Other deferred credits	5,686	6,398

Commitments and contingencies

Redeemable preferred stock, Series A, convertible, par value $1 per share; 708,000 shares authorized, 353,289 and 347,213 shares issued and outstanding, respectively	346,538	340,293
Redeemable preferred stock, Series B, convertible, par value $1 per share; 2,681,931 shares authorized, 1,222,250 and 1,201,228 shares issued and outstanding, respectively	1,458,203	1,432,017

Shareholders’ deficit:
Preferred stock, par value $1 per share, 21,610,069 authorized, none issued and outstanding	—	—
Class A Common stock, par value $1 per share, 500,000,000 shares authorized, 112,163,060 and 112,151,560 shares issued and 110,846,500 and 110,835,000 shares outstanding, respectively	112,163	112,152
Class B Common stock, par value $1 per share, 400,000,000 shares authorized, 11,424,810 issued and outstanding	11,425	11,425
Additional paid-in-capital	2,151,344	2,150,418
Cumulative translation adjustments	(17,288)	(13,990)
Unearned compensation expense	(263)	(342)
Unrealized appreciation on investments	188	240
Treasury stock, 1,316,560 shares at cost	(10,310)	(10,310)
Accumulated deficit	(4,425,788)	(4,388,478)

Total shareholders’ deficit	(2,178,529)	(2,138,885)

Total liabilities, redeemable preferred stock and shareholders’ deficit	$1,446,535	$1,529,356

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	(Restated -see Note 12) For the Three months ended March 31, 2004	For the Three months ended March 31, 2003
Cash flows from operating activities
Net (loss) income	$(4,882)	$74,616
Income from discontinued operations	(2,422)	(4,159)
Gain on sale of discontinued operation	(89,778)	(165,134)

Net loss from continuing operations	(97,082)	(94,677)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Accretion of discounted debt	—	7,563
Amortization of financing costs	2,321	8,954
Non-cash stock based compensation expense	1,080	2,049
Gain on sale of assets	—	(8,118)
Depreciation and amortization	69,707	50,443
Deferred income taxes, net	—	12
Provision for losses on accounts receivable	2,335	3,732
Equity in income of unconsolidated entities	(9,719)	(3,781)
Impairments and special charges	(1,822)	80

	(33,180)	(33,743)
Net change in working capital	26,510	(22,468)

Net cash used in continuing operations	(6,670)	(56,211)

Cash (used in) provided by discontinued operations	(790)	4,010

Net cash used in operating activities	(7,460)	(52,201)

Cash flows from investing activities:
Additions to property, plant and equipment	(12,283)	(20,620)
Short-term investments	—	227,641
Proceeds from sale of assets	—	2,628
Proceeds from sale of discontinued operations	120,203	242,844
Discontinued operations	(402)	(2,191)
Increase in investments restricted for debt service	(24,178)	(219,538)
Other	—	(3,813)

Net cash provided by (used in) investing activities	83,340	226,951

Cash flows from financing activities:
Repayment of long-term debt	(74,290)	(7,781)
Repayment of capital lease obligations	(426)	(1,427)
Payments made for debt financing costs	—	(9,598)

Net cash used in financing activities	(74,716)	(18,806)

Net increase in cash and temporary cash investments	1,164	155,944
Cash and temporary cash investments at beginning of period	18,395	49,365

Cash and temporary cash investments at end of period	$19,559	$205,309

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest (net of $189 and $430 capitalized as of March 31, 2004 and 2003, respectively)	$8,601	$23,529

Income taxes	$—	$—

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

4. CHANGE IN ACCOUNTING ESTIMATES

In connection with the Company’s fourth quarter 2003 asset impairment assessment, the Company reviewed the useful life estimates of its long-lived assets. The Company capitalizes the cost of technical labor and material associated with the installation of new customers. Effective January 1, 2004 the Company changed the useful life of these assets to 5 years from 10. This represents a change in accounting estimate. The change resulted in $27,909 of additional depreciation expense for the three months ended March 31, 2004 (restated – see Note 12).

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

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share calculations:

	Three Months Ended March 31,
	(Restated – see Note 12) 2004	2003
Net loss from continuing operations	$(97,082)	$(94,675)
Income from discontinued operations, net of tax	92,200	169,292

Net (loss) income	(4,882)	74,617
Preferred dividend and accretion requirements	32,430	42,263

Net (loss) income to common shareholder	$(37,312)	$32,354

Basic and diluted loss per average common share:
Weighted average shares outstanding	122,268,642	110,165,770

Loss per average common share from continuing operations	$(1.06)	$(1.24)

Gain from discontinued operations	0.75	1.54

Net (loss) income to common shareholders	$(0.31)	$0.30

10. COMPREHENSIVE LOSS

The Company primarily has two components of comprehensive loss: cumulative translation adjustments and unrealized appreciation (depreciation) on investments. The following table reflects the components of comprehensive loss and its effect on net loss.

	Three Months Ended March 31,
	(Restated – see Note 12) 2004	2003
Net (loss) income	$(4,882)	$74,617
Cumulative foreign currency translation loss	(3,298)	(6,773)
Unrealized depreciation on investments	(52)	(654)

Comprehensive (loss) income	$(8,232)	$67,190

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

12. RESTATEMENT

In July 2004, the Company discovered it had to record additional depreciation expense during the quarter ended March 31, 2004 due to the following reasons:

1.	In 2003, the Company recorded an impairment of property, plant and equipment of $107.6 million. While the charge was correctly recorded for the year ended December 31, 2003, the effects of the impairment were improperly recorded in the financial records for the quarter ended March 31, 2004 and resulted in a $28.1 million under-recording of depreciation expense for the quarter ended March 31, 2004.

2.	In the quarter ended March 31, 2004, the Company determined that a change in the estimated useful life of technical labor and material associated with new customer installations was required to reduce the life to 5 years from 10. While the change was effective January 1, 2004, the amount recorded was improperly recorded as effective March 1, 2004 and resulted in a $12.1 million under-recording of depreciation expense for the quarter ended March 31, 2004.

The significant effects of the restatement on the Company’s consolidated financial statements as of and for the three-months ended March 31, 2004 are as follows:

	As Previously Reported	As Restated
At March 31, 2004:
Property, plant and equipment, net of depreciation	$885,154	$844,907
Total assets	$1,486,782	$1,446,535
Accumulated deficit	$(4,385,541)	$(4,425,788)
Total shareholders’ deficit	$(2,138,282)	$(2,178,529)
Total liabilities, redeemable preferred stock and shareholders’ deficit	$1,486,782	$1,446,535

For the three months ended March 31, 2004:
Depreciation and amortization	$29,460	$69,707
Operating loss	$(25,301)	$(65,548)
Loss from continuing operations before income taxes	$(66,554)	$(106,801)
Loss from continuing operations before equity in unconsolidated entities and minority interest	$(66,554)	$(106,801)
Net loss from continuing operations	$(56,835)	$(97,082)
Net income (loss)	$35,365	$(4,882)
Net income (loss) to common shareholders	$2,935	$(37,312)
Basic and diluted loss per common share
Net loss from continuing operations	$(0.73)	$(1.06)
Net income (loss) to common shareholders	$0.02	$(0.31)

Net cash used in operating activities	$(7,460)	$(7,460)

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

The consolidated financial statements as of and for the three months ended March 31, 2004 were restated to correct depreciation expense. See Note 12, Restatement to the Unaudited Condensed Consolidated Financial Statements.

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

The following unaudited non-GAAP financial summary, highlights the results of operations on a consolidated basis for the three months ended March 31, 2004 and 2003, had Starpower been consolidated with the Company’s financial statements for these periods:

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
	(Restated – see Note 12)
	RCN Including Starpower (1)	Less Starpower (2)	RCN GAAP	RCN Including Starpower (1)	Less Starpower (2)	RCN GAAP
Total revenues	$141,562	$20,302	$121,260	$139,804	$22,209	$117,595
Total direct costs	46,753	5,525	41,228	45,772	5,699	40,073

Margin	94,809	14,777	80,032	94,032	16,510	77,522
Total operating and selling, general and administrative costs	87,223	10,608	76,615	94,570	12,574	81,996

Adjusted EBITDA (3)	7,586	4,169	3,417	(538)	3,936	(4,474)
Non-cash stock-based compensation	1,080	—	1,080	2,049	—	2,049
Impairment and special charges	(1,822)	—	(1,822)	80	—	80
Depreciation and amortization	75,744	6,037	69,707	55,432	4,989	50,443

Operating loss	$(67,416)	$(1,868)	$(65,548)	$(58,099)	$(1,053)	$(57,046)

(1)	Excludes results of central New Jersey operations which were sold February 19, 2003 and Carmel, New York operations, which were sold on March 8, 2004, both of which are included as discontinued operations for GAAP purposes. See Note 5, Discontinued Operations, to the Unaudited Condensed Consolidated Financial Statements.
(2)	RCN owns 50% of Starpower, a joint venture in the Washington, D.C. market, which is accounted for as an equity investment in our condensed consolidated financial statements. Results of operations of Starpower have been presented here, net of related party transactions with RCN.
(3)	Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) - Non GAAP measure calculated as net income (loss) before interest, tax, depreciation and amortization, stock based compensation, extraordinary gains and special charges that management uses to measure performance and liquidity. Adjusted EBITDA is a meaningful indicator of profitability for capital-intensive businesses, and is a key valuation metric in the investment community. Other companies may calculate and define EBITDA differently than RCN.

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

In connection with the Company’s fourth quarter 2003 asset impairment assessment, the Company reviewed the useful life estimates of its long-lived assets. The Company capitalizes the cost of technical labor and material associated with the installation of new customers. Effective January 1, 2004, the Company changed the useful life of these assets to 5 years from 10. This represents a change in accounting estimate. The change resulted in $27,909 of additional depreciation expense for the three months ended March 31, 2004.

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

Depreciation and Amortization:

Depreciation and amortization expense for the three months ended March 31, 2004, increased $19,264, or 38.2%, to $69,707 (Restated – see Note 12) from $50,443. The net increase is due to additional depreciation due to the change in accounting estimate adopted on January 1, 2004 and depreciation on new capital expenditures, partially offset by the effect of previous disposition and impairment in the value of network construction materials, equipment and leasehold improvements as network expansion plans were curtailed to preserve capital. (See Note 4, Change in Accounting Estimates, to the Unaudited Condensed Consolidated Financial Statements.)

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

During the three months ended March 31, 2004, net cash increased by $1,164. Net cash used in operating activities of $6,670 consisted of $63,902 (restated - see Note 12) in net losses adjusted for non-cash items, which included $69,707 (restated - see Note 12) in depreciation and amortization, $2,335 for losses on accounts receivable, offset by equity in income in unconsolidated entities of $9,719. Furthermore, working capital provided $26,510. Investing activities provided $83,340 primarily from the sale of Carmel offset by property, plant and equipment and debt service. The Company repaid $74,716 of its long-term debt obligations.

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

Item 4. Controls and Procedures.

(a.) Disclosure Controls and Procedures

The Company has performed an evaluation of disclosure controls and internal controls over financial reporting. As reported in the 2003 Annual Report filed with the SEC on Form 10-K, given the impending restructuring and associated employee turnover, significant deficiencies in internal controls in the areas of non-customer payment processing, technical capital labor and customer adjustments were recently identified. The Company has enhanced policies and procedures surrounding technical capital labor and non-customer payment processing, and is in the process of putting in place enhanced policies and procedures to address customer adjustments.

Also, in July 2004, Company employees identified material weaknesses in internal control surrounding oversight controls over non-routine transactions and the training of existing personnel, who are taking on additional responsibilities with respect to the use of accounting software. Such weaknesses resulted in a restatement to the Company’s financial statements for the quarter ended March 31, 2004 to increase by $40.2 million the amount of depreciation expense. The Company plans to remediate these weaknesses through improvements to training and enhanced oversight over non-routine transactions.

All of these matters have been communicated to the Company’s Audit Committee. The known and estimable financial impact of these reportable conditions has been recorded in the financial statements for the period ended March 31, 2004.

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
Date: August 16, 2004

/s/ PATRICK T. HOGAN
Patrick T. Hogan
Executive Vice President and Chief Financial Officer