Form 10-Q
period 2004-06-30
RCN CORP /DE/
filed 2004-08-16
CIK 1041858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock ($1.00 par value), as of July 31, 2004.

Class A Common stock	110,280,710

Class B Common stock	11,424,810

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the 1934 Securities and Exchange Act):    ☒  Yes    ☐  No

RCN CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RCN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$121,281	$114,461	$242,541	$232,055
Costs and expenses, excluding non-cash stock based compensation, depreciation and amortization
Direct expenses	44,133	42,139	85,361	82,212
Operating and selling, general and administrative	55,765	68,915	123,706	150,912
Non-cash stock based compensation	1,553	2,798	2,633	4,847
Impairments (recoveries) and other charges, net (Note 7)	1,584	6,571	(238)	6,651
Depreciation and amortization	58,707	45,224	128,414	95,668

Operating loss	(40,461)	(51,186)	(97,335)	(108,235)
Investment income	660	2,041	1,587	3,694
Interest expense (contract expense of $40,183 and $82,612 for the three and six months ended June 30, 2004, respectively (Note 16))	29,184	45,685	71,613	94,906
Other income, net	108	2,343	433	8,512

Loss from continuing operations before reorganization items and income taxes	(68,877)	(92,487)	(166,928)	(190,935)
Reorganization items, net (Note 13)	8,025	—	16,698	—
Income tax provision	—	—	—	12

Loss from continuing operations before equity in unconsolidated entities	(76,902)	(92,487)	(183,626)	(190,947)
Equity in income of unconsolidated entities	5,327	6,904	14,972	10,686

Net loss from continuing operations	(71,575)	(85,583)	(168,654)	(180,261)
Discontinued operations, net of tax of $0 (Note 6)
Income (loss) from discontinued operations, (including net gain (loss) on disposal of ($2,104), $855, $87,674 and $165,989, respectively)	(2,092)	2,130	90,108	171,421

Net loss	(73,667)	(83,453)	(78,546)	(8,840)
Preferred dividend and accretion requirements (contract dividend and accretion of $33,401 and $65,831 for the three and six six months ended June 30, 2004, respectively (Note 17))	20,472	42,978	52,902	85,241

Net loss to common shareholders	$(94,139)	$(126,431)	$(131,448)	$(94,081)

Basic and diluted loss per common share (Note 10)
Net loss from continuing operations	$(0.75)	$(1.16)	$(1.81)	$(2.41)

Net (loss) income from discontinued operations	(0.02)	0.02	0.74	1.55

Net loss to common shareholders	$(0.77)	$(1.14)	$(1.07)	$(0.86)

Weighted average shares outstanding, basic and diluted	122,267,810	110,564,300	122,268,231	110,366,753

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and temporary cash investments	$22,922	$18,395
Short-term investments	94,184	—
Accounts receivable from related parties	6,608	13,329
Accounts receivable, net of reserve for doubtful accounts of $3,658 and $5,923	46,635	45,378
Unbilled revenues	723	1,105
Interest receivable	804	1,170
Prepayments and other current assets	25,650	33,064
Short-term restricted investments	—	134,205
Current assets of discontinued operations	—	2,375

Total current assets	197,526	249,021
Property, plant and equipment, net of accumulated depreciation of $959,650 and $900,458	796,054	908,009
Investments in joint ventures and equity securities	213,768	202,095
Intangible assets, net of accumulated amortization of $18,098 and $18,266	1,416	1,503
Goodwill	6,130	6,130
Long-term restricted investments	133,518	100,000
Deferred charges and other assets	27,368	34,430
Noncurrent assets of discontinued operations	—	28,168

Total assets	$1,375,780	$1,529,356

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Current maturities of long-term debt (Note 8)	$461,716	$1,654,585
Accounts payable	18,630	22,697
Accounts payable to related parties	2,955	3,715
Advance billings and customer deposits	28,523	26,906
Accrued exit costs (Note 7)	25,515	38,095
Accrued expenses	88,022	140,205
Current liabilities of discontinued operations	—	3,330

Total current liabilities	625,361	1,889,533

Other deferred credits	6,152	6,398
Liabilities subject to compromise (Note 14)	1,190,586	—

Commitments and contingencies

Redeemable preferred stock, Series A, convertible, par value $1 per share; 708,000 shares authorized, 353,289 and 347,213 shares issued and outstanding, respectively (Note 17)	350,362	340,293
Redeemable preferred stock, Series B, convertible, par value $1 per share; 2,681,931 shares authorized, 1,222,250 and 1,201,228 shares issued and outstanding, respectively (Note 17)	1,474,850	1,432,017

Shareholders’ deficit:
Preferred stock, par value $1 per share, 21,610,069 authorized, none issued and outstanding	—	—
Class A Common stock, par value $1 per share, 500,000,000 shares authorized, 112,163,061 and 112,151,560 shares issued and 110,902,807 and 110,835,000 shares outstanding, respectively	112,163	112,152
Class B Common stock, par value $1 per share, 400,000,000 shares authorized, 11,424,810 issued and outstanding	11,425	11,425
Additional paid-in-capital	2,152,630	2,150,418
Cumulative translation adjustments	(17,288)	(13,990)
Unearned compensation expense	(176)	(342)
Unrealized (depreciation) appreciation on investments	(193)	240
Treasury stock, 1,260,254 shares at cost	(10,166)	(10,310)
Accumulated deficit	(4,519,926)	(4,388,478)

Total shareholders’ deficit	(2,271,531)	(2,138,885)

Total liabilities, redeemable preferred stock and shareholders’ deficit	$1,375,780	$1,529,356

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	For the Six months ended June 30, 2004	For the Six months ended June 30, 2003
Cash flows from operating activities
Net loss	$(78,546)	$(8,840)
Income from discontinued operations	(2,434)	(5,432)
Gain on sale of discontinued operation	(87,674)	(165,989)

Net loss from continuing operations	(168,654)	(180,261)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Accretion of discounted debt	1,677	11,715
Amortization of financing costs	6,241	10,981
Non-cash stock based compensation expense	2,633	4,847
Gain on sale of assets	—	(8,118)
Depreciation and amortization	128,414	95,668
Deferred income taxes, net	—	12
Provision for losses on accounts receivable	3,127	10,328
Equity in income of unconsolidated entities	(14,972)	(10,686)
Impairments (recoveries) and special charges	(238)	6,651

	(41,772)	(58,863)
Net change in working capital	39,973	(66,456)

Net cash used in continuing operations	(1,799)	(125,319)
Cash (used in) provided by discontinued operations	(2,881)	7,403

Net cash used in operating activities	(4,680)	(117,916)

Cash flows from investing activities:
Additions to property, plant and equipment	(25,240)	(34,073)
(Increase) decrease in short-term investments	(94,184)	161,825
Proceeds from sale of assets	—	2,628
Proceeds from sale of discontinued operations	120,203	242,844
Discontinued operations	(402)	(2,191)
Decrease (increase) in investments restricted for debt service	94,184	(221,344)

Net cash provided by investing activities	94,561	149,689

Cash flows from financing activities:
Repayment of long-term debt	(84,546)	(15,563)
Repayment of capital lease obligations	(808)	(1,427)
Payments made for debt financing costs	—	(11,883)

Net cash used in financing activities	(85,354)	(28,873)

Net increase in cash and temporary cash investments	4,527	2,900
Cash and temporary cash investments at beginning of period	18,395	49,365

Cash and temporary cash investments at end of period	$22,922	$52,265

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest (net of $416 and $681 capitalized as of June 30, 2004 and 2003, respectively)	$16,039	$58,986

Income taxes	$—	$56

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCN CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2004

(Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

1. PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On May 27, 2004 (the “Petition Date”) RCN Corporation (referred together with its subsidiaries, unless the context requires otherwise, as “RCN” or the “Company”) and four of its wholly owned, non-operating subsidiaries: Hot Spots Production, Inc., RCN Finance, LLC, RLH Property Corporation and TEC Air, Inc. (collectively the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (“Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the Southern District Court of New York under case numbers 04-13637 – 04-13641 (jointly administered for procedural purposes before the Bankruptcy Court under case number 04-13638(RDD)). The Debtors are currently operating their business as debtors-in-possession pursuant to the Bankruptcy Code. On August 5, 2004, RCN Cable TV of Chicago, Inc. filed a voluntary petition for reorganization under Chapter 11. See Note 19, Subsequent Event.

As debtors-in-possession under Chapter 11, the Debtors are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. The Company can offer no assurances that in the future, additional subsidiaries will not file Chapter 11.

In connection with the Chapter 11 filings, RCN has obtained a waiver from its existing senior secured lenders (“Lenders”), that expires on October 31, 2004, that waives any events of default caused by the Chapter 11 filings, and amends the minimum cash requirements, under its existing senior secured credit facility. The Debtors have also obtained Bankruptcy Court authorization to use the existing Lenders’ cash collateral to fund ongoing operations and administrative expenses, subject to terms and conditions agreed upon with the existing Lenders, which terms include compliance with a 13 week cash flow budget provided to the Administrative Agent for the Lenders monthly, restricted cash can not go below $100,000 and additional reporting requirements to the Administrative Agent for the Lenders summarizing the results of operations.

Under Section 362 of the Bankruptcy Code, actions to collect pre-petition indebtedness from the Debtors, as well as most other pending pre-petition litigation, are stayed. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to compromise under a plan of reorganization.

Under the Bankruptcy Code, the Debtors may also assume or reject certain executory contracts and leases subject to approval of the Bankruptcy Court and certain other conditions. Parties to any executory contracts and leases rejected may file claims for damages resulting from such rejection with the Bankruptcy Court in accordance with applicable notices. The Company cannot currently estimate the amount of claims that may result from the rejected executory contracts and leases.

On May 27, 2004, RCN announced that its Lenders and members of an ad hoc committee of holders of its Senior Notes (the “Noteholders’ Committee”) agreed to support a financial restructuring. A summary of the terms of the financial restructuring announced on May 27, 2004 are as follows: (1) on the effective date of a plan of reorganization or sooner, the existing senior secured credit facility will be repaid in full in cash, unless any existing lender elects to roll its outstanding balance into the new facility, and all undrawn letters of credit will be either replaced on the effective date of a plan of reorganization or cash collateralized on terms agreed by the issuing bank; (2) on the effective date of a plan of reorganization, each holder of an allowed general unsecured claim will receive, in exchange for its total claim (including principal and interest in the case of a bond claim), its pro rata portion of 100% of the fully diluted new common stock of reorganized RCN, before giving effect to (i) any management incentive plan and (ii) the exercise of the equity warrants described below, if any; (3) the holders of RCN’s existing preferred stock and common stock will receive, on a basis to be determined, equity warrants that are exercisable into two percent of reorganized RCN’s common stock (before giving effect to any management incentive plan), with a two-year term beginning on the consummation of a plan of reorganization, and set at a strike price equivalent to an enterprise valuation of $1.66 billion, and the holders of existing warrants and options will not be entitled to receive a distribution under the plan of reorganization on account of such interests; (4) on the effective date of a plan of reorganization, all obligations under the Commercial Term Loan and Credit Agreement, dated as of June 6, 2003, among the Company, the lenders party thereto and HSBC Bank USA, as agent (the “Evergreen Facility”), will either (i) remain outstanding on terms agreed upon between the Company and the lenders under the Evergreen Facility or as otherwise permitted by the Bankruptcy Code or (ii) be refinanced in whole or in part; (5) on the effective date of a plan of reorganization, the sole equity interests in reorganized RCN will consist of new common stock, the equity warrants described above and equity interests to be issued in any management incentive plan; and (6) on the effective date of a plan of reorganization, there will be no debt, security or other material obligation of reorganized RCN other than indebtedness or securities described above and obligations arising in the ordinary course of reorganized RCN’s business. In order to facilitate the restructuring, the Debtors filed voluntary petitions for reorganization under Chapter 11 as indicated above.

On May 27, 2004, RCN also announced that it had entered into a commitment letter with Deutsche Bank Securities, Inc. (“Deutsche Bank”) pursuant to which Deutsche Bank may provide the Company with new financing upon the consummation of a plan of reorganization. The specific terms of the financial commitment are discussed in Note 3, Operations and Liquidity, below.

On June 11, 2004, the Company filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors as shown on the Company’s books and records on the Petition Date, subject to the assumptions contained in certain notes filed in connection therewith. All of the schedules are subject to further amendment or modification. The Bankruptcy Code provides for a claims reconciliation and resolution process. The Bankruptcy Court established August 11, 2004, as the deadline for submission of proofs of claim for general unsecured claims. A separate bar date for certain other government claims was established as November 23, 2004. In accordance with the bar date notice approved by the Bankruptcy Court, holders of certain pre-petition claims against the Debtors are required to file a proof of claim on or prior to the applicable bar date to be eligible to participate in any distribution of assets from the Debtors in connection with a plan of reorganization. Until filed claims are investigated and resolved, the ultimate number and amount of allowed claims cannot be determined. Because any recovery of allowed pre-petition claims is subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

The United States Trustee has appointed an official committee of unsecured creditors. The three-member committee of unsecured creditors consists of two members from the Noteholders’ Committee and a third representing the indenture trustee for the Senior Notes. The official committee and its legal representatives generally have a right to be heard on all matters that come before the Bankruptcy Court.

The Company has not yet filed a plan of reorganization with the Bankruptcy Court. The understanding reached between RCN and certain of its creditors to support a financial restructuring covers the broad economic terms of the financial restructuring and not all material terms expected to be contained in a plan of reorganization. The terms are not binding on RCN or the creditors with whom it was negotiated and not all RCN stakeholders have participated in its negotiation. Therefore, there can be no assurance that the current terms will result in a binding definitive agreement and a fully consensual plan of reorganization, or if such consensual plan of reorganization is filed, when or if such plan will be approved by all RCN stakeholders entitled to vote thereon and/or confirmed by the Bankruptcy Court. In addition, the implementation of a plan of reorganization is dependent upon a number of conditions typical in similar reorganizations, including court approval of the plan and related solicitation materials and approval by the requisite stakeholders of RCN. In addition, the financing by Deutsche Bank is subject to material conditions that must be satisfied as of December 31, 2004 and, include consummation of a plan of reorganization, no material adverse financial effect on the business, operations, financing or finances of RCN and its subsidiaries, no material change in market conditions or on the ability of Deutsche Bank to syndicate the new financing and the achievement of certain financial performance criteria. There can be no assurances that the conditions to the financing will be met. Additional terms and conditions of a plan of reorganization will be set forth in a Disclosure Statement which after approval by the Bankruptcy Court will be sent to creditors and security holders entitled to vote on the plan of reorganization.

At this time, it is not possible to predict the effect of the Chapter 11 reorganization on the Company’s business, various creditors and security holders, or when the Debtors will emerge from Chapter 11. The Company’s future results are dependent on its obtaining the Bankruptcy Court’s confirmation of, and the Company’s implementing, a plan of reorganization.

The ultimate recovery, if any, by creditors and shareholders will not be determined until confirmation of a plan of reorganization. No assurance can be given as to the value, if any, which will be ascribed in the bankruptcy proceedings to any of these constituencies. However, the restructuring as currently contemplated will likely result in a conversion of the Company’s outstanding 10 1/8% Senior Notes due 2010, 9.8% Senior Notes due 2007, 10% Senior Notes due 2007, 11 1/8% Senior Discount Notes due 2007 and 11% Senior Discount Notes due 2008 (collectively, the “Senior Notes”) into equity and an extremely significant, if not complete, dilution of current equity. Accordingly, RCN urges appropriate caution be exercised with respect to existing and future investments in any of its securities.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of RCN have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q (the “Report”). Accordingly, certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted.

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, which consist of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the period ended June 30, 2004 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s December 31, 2003 Annual Report on Form 10-K and Amendment No. 1 thereto filed on Form 10-K/A with the SEC. Certain reclassifications of prior period financial statements have been made to conform to the current interim period presentation.

The accompanying interim unaudited condensed consolidated financial statement have been prepared in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”. Accordingly, all pre-petition liabilities subject to compromise are separately classified. Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims. Revenues, expenses, realized gains and losses and provision for losses resulting from the reorganization are reported separately as Reorganization items in the unaudited condensed consolidated statements of operations.

Upon emergence from bankruptcy, the amounts reported in subsequent financial statements could materially change due to the restructuring of the Company’s assets and liabilities as a result of any plan of reorganization and the application of the provision of SOP 90-7 with respect to reporting upon emergence from Chapter 11. Changes in accounting principles required under GAAP within twelve months of emerging from bankruptcy are required to be adopted at the date of emergence. Additionally, the Company may choose to make changes in accounting practices and policies at that time. For all these reason, the financial statements for periods subsequent to emergence from Chapter 11 may not be comparable with those of prior periods.

As a result of the current financial position of the Company, there are a number of material risks and uncertainties surrounding its operating results, including those associated with Chapter 11. There are also numerous material operational risks inherent in the telecommunications industry. Each of these risks and uncertainties could have a material adverse impact on the Company’s financial condition and operating results.

3. OPERATIONS AND LIQUIDITY

As outlined in Note 1, Proceedings Under Chapter 11 of the Bankruptcy Code, at this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization on the Company’s business. While the Company’s Lenders and Noteholders’ Committee have agreed to support a financial restructuring of the Company, the understanding reached between RCN and its creditors covers the broad economic terms of the financial restructuring and not all material terms expected to be contained in a plan of reorganization. The terms are not binding on RCN or the creditors with whom it was negotiated and not all RCN stakeholders have participated in its negotiation. Therefore, there can be no assurance that those terms will result in a binding definitive agreement and a fully consensual plan of reorganization, or if such consensual plan of reorganization is filed, when or if such plan will be approved by all RCN stakeholders entitled to vote thereon and/or the Bankruptcy Court. The implementation of a plan of reorganization is dependent upon a number of conditions typical in similar reorganizations, including court approval of the plan and related solicitation materials and approval by the requisite stakeholders of RCN.

On May 26, 2004, the Company entered into a commitment letter with Deutsche Bank pursuant to which Deutsche Bank may provide the Company with new financing upon the consummation of the plan of reorganization. The proposed financing will consist of (i) a $310 million first lien facility, including a $285 million term loan facility and a $25 million letter of credit facility, and (ii) a $150 million second lien facility. As contemplated, each of the facilities will be guaranteed by all of RCN’s wholly owned domestic subsidiaries and secured by substantially all the assets of RCN and its wholly owned domestic subsidiaries. Each of the facilities will contain prepayment provisions, covenants and events of default customary for facilities of this nature. Closing and funding for each of the facilities is subject to satisfaction of customary conditions precedent for facilities of this nature. In addition, the financing by Deutsche Bank is subject to material conditions that must be satisfied as of December 31, 2004 and include consummation of a plan of reorganization, no material adverse effect on the business, operations, financing or finances of RCN and its subsidiaries, no material change in market conditions or on the ability of Deutsche Bank to syndicate the new financing and the achievement of certain financial performance criteria. It is anticipated that each of the facilities will be funded into escrow following completion of syndication. Once the funds are escrowed, certain conditions to closing (including those related to a material adverse effect on RCN and syndication) will no longer be applicable. The funds will be released from escrow upon satisfaction of the remaining conditions, including consummation of the bankruptcy plan.

Since a plan of reorganization has not yet been filed or confirmed by the Bankruptcy Court, and reorganization plan negotiations are ongoing, the treatment of existing creditor and stockholder interests in the Company is uncertain at this time. The restructuring, as currently contemplated, will likely result in a conversion of the Company’s outstanding Senior Notes into equity and an extremely significant, if not complete, dilution of current equity.

Available cash and temporary cash investments was $22,922 at June 30, 2004. In addition, at June 30, 2004 approximately $100,000 of cash was restricted under the terms of the Company’s Credit Facility. Because the Company’s cash and cash equivalents at June 30, 2004 and projected 2004 cash flows from operations are not sufficient to meet its anticipated cash needs for working capital, capital expenditures and other activities for the next twelve months, there is substantial doubt about the Company’s ability to continue as a going-concern.

4. RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus regarding Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128.” The issue addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance in applying the two-class method of calculating EPS once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company has adopted EITF 03-6 and its adoption had no impact on the Company’s earnings per share.

In March 2004, the EITF reached a final consensus on Issue 03-16, “Accounting for Investments in Limited Liability Companies” (“EITF 03-16”). EITF 03-16 will require investors in limited liability corporations that have specific ownership accounts to follow the equity method accounting for investments that are more than minor (e.g. greater than 3% ownership interest) as prescribed in SOP 78-9, “Accounting for Investments in Real Estate Ventures” and EITF Topic No. D-46, “Accounting for Limited Partnership Investments”. Investors that do not have specific ownership accounts or minor ownership interests should follow the significant influence model prescribed in APB Opinion No. 18, “Accounting for Certain Investments in Debt and Equity Securities”, for corporate investments. EITF 03-16 excludes securities that are required to be accounted for as debt securities based on the guidance in paragraph 14 of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and EITF 99-20. EITF 03-16 is effective for quarters beginning after June 15, 2004 and should be applied as a change in accounting principle. The Company is currently evaluating the impact the adoption of EITF 03-16 will have on its financial position, results of operations and cash flows.

5. CHANGE IN ACCOUNTING ESTIMATES

In connection with the Company’s fourth quarter 2003 asset impairment assessment, the Company reviewed the useful life estimates of its long-lived assets. The Company capitalizes the cost of technical labor and material associated with the installation of new customers. Effective January 1, 2004 the Company changed the useful life of these assets to 5 years from 10. This represents a change in accounting estimate. The change resulted in approximately $14,894 and $42,803 of additional depreciation expense for the three and six months ended June 30, 2004, respectively.

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

6. DISCONTINUED OPERATIONS

On March 8, 2004, the Company closed the sale of its Carmel, New York (“Carmel”) cable system assets and customers serviced by this network for net cash proceeds of approximately $120,203. The Carmel network served approximately 29,000 customers. The transaction was structured as an asset purchase, with the buyer assuming certain liabilities related to the business. The Company recorded a gain of approximately $89,778 from sale of the assets of the discontinued operations net of taxes and transaction fees, during the first quarter of 2004. In the second quarter the gain was reduced by $2,104 to $87,674 primarily due to establishing a reserve on the escrow based on claims made during the quarter by the buyer. At June 30, 2004, approximately $5,001 of the cash proceeds from the sale of assets are being held in an escrow account for potential losses for which the purchaser of the Carmel cable system may be entitled to indemnification under the terms of the agreement governing the sale of the Carmel cable system. This amount is included in prepayments and other current assets on the balance sheet. This amount, less any claims, is expected to be released to the Company by March 9, 2005.

In accordance with SFAS No. 144, the results of operations for Carmel are reported as discontinued operations and depreciation and amortization were no longer recognized on assets to be sold since the date of the agreement. The following are the summarized results of the Carmel operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$21	$7,187	$5,928	$14,053
Direct expenses	12	2,360	1,850	4,439
Operating and selling, general and administrative, and depreciation and amortization expense	58	3,263	2,226	6,695
(Loss) Income before tax	(51)	1,601	1,857	2,934
(Loss) Income after tax	$(51)	$1,601	$1,857	$2,934

The current and noncurrent assets and liabilities of the Carmel operation were as follows:

December 31, 2003
Current assets
Accounts receivable from related parties	$19
Accounts receivable, net of reserve for doubtful accounts	2,221
Other current assets	135

Current assets of discontinued operations	$2,375

Noncurrent assets
Property, plant and equipment, net	$28,168

Noncurrent assets of discontinued operations	$28,168

Current liabilities
Accounts payable from related parties	$16
Account payable	293
Advance billings and customer deposits	662
Deferred revenue	616
Accrued liabilities	1,743

Current liabilities of discontinued operations	$3,330

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

In accordance with SFAS No. 144, the results of operations for central New Jersey are reported as discontinued operations and depreciation and amortization were no longer recognized on assets to be sold since the date of the agreement. The following are the summarized results of the central New Jersey operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$—	$—	$—	$7,428
Direct expenses	—	—	—	2,907
Operating and selling, general and administrative, and depreciation and amortization expense	(62)	(282)	(65)	1,694
Income before tax	62	532	577	3,227
Income after tax	$62	$527	$577	$2,501

7. IMPAIRMENT CHARGES (RECOVERIES) AND ACCRUED EXIT COSTS

The total asset impairment (recoveries) and other charges are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Abandoned assets	$1,683	$—	$1,683	$—
Exit costs (recoveries) for excess facilities - net	(99)	6,571	(1,921)	6,651

Total impairment (recoveries) and other charges	$1,584	$6,571	$(238)	$6,651

The Company reviews its facility requirements against lease obligations to identify excess space and opportunities to consolidate, exit or sublease excess facilities. As transactions occur, exit costs are recognized accordingly. During the three months ended June 30, 2004 and 2003, the Company recognized approximately $913 and $6,621 and during the six months ended June 30, 2004 and 2003, the Company recognized approximately $3,420 and $6,991, respectively of additional accrued costs to exit excess real estate facilities. Additionally, during the six months ended June 30, 2004, the Company abandoned approximately $2,627 in furniture and fixtures as additional consideration, as part of a lease settlement. During the three months ended June 30, 2004 and 2003, the Company recognized approximately $1,012 and $50, and during the six months ended June 30, 2004 and 2003, the Company recognized approximately $7,968 and $340, respectively of recoveries resulting from settlements and changes in estimates related to certain lease obligations as a result of negotiations with landlords and/or better than expected sublease rentals.

Based on the Company’s revised business plan, previously planned expansion projects were abandoned. This stoppage is deemed to be other than temporary. The cost related to these stranded assets of $1,683 were expensed in the quarter ended June 30, 2004.

The total activity for the six months ended June 30, 2004 for accrued exit costs, representing estimated damages, costs and penalties relating to franchises and real estate facilities is presented below.

	Franchise	Exit Costs Facility	Total
Balance, December 31, 2003	$16,833	$21,262	$38,095
Additional accrued costs	40	2,507	2,547
Recoveries	(622)	(6,956)	(7,578)
Payments	(1,157)	(2,073)	(3,230)

Balance, March 31, 2004	15,094	14,740	29,834

Additional accrued costs	150	913	1,063
Recoveries	(2,530)	(1,012)	(3,542)
Payments	(33)	(1,807)	(1,840)

Balance, June 30, 2004	$12,681	$12,834	$25,515

Recoveries are recorded when sublease or settlement agreements are executed at more favorable rates than originally anticipated or franchise issues are resolved for lower expense than anticipated.

The Company is continuing to review its obligations under the associated franchise agreements due to the decisions not to complete the development of certain markets. The estimated costs less recoveries associated to exit certain franchises for the three and six months ended June 30, 2004 and 2003 were $(2,380), $(2,002), $(2,962), and $(2,002) respectively, and were included in the Operating, selling, general & administrative expense line.

8. LONG-TERM DEBT

Because of covenant violations for which waivers do not cover the next twelve months and therefore the debt could be due on demand within one year by the terms of the debt agreements, the Company has classified all its outstanding debt that is not subject to compromise under Chapter 11 as current.

Long-term debt, including capital leases, outstanding at June 30, 2004 and December 31, 2003 is as follows:

	June 30, 2004	December 31, 2003
Long-term Debt Not Subject to Compromise:
Term Loans	$422,197	$506,744
Evergreen Facility	29,332	27,252
Senior Notes 10% due 2007	—	160,879
Senior Discount Notes 11.125% due 2007	—	315,995
Senior Discount Notes 9.8% due 2008	—	290,289
Senior Discount Notes 11% due 2008	—	139,472
Senior Notes 10.125% due 2010	—	202,871
Capital Leases	10,187	11,084

Total Debt Not Subject to Compromise	461,716	1,654,585
Due with in one year	461,716	1,654,585

Total Long-Term Debt	$—	$—

Long-term Debt Subject to Compromise:
Senior Notes 10.00% due 2007	160,879	—
Senior Discount Notes 11.125% due 2007	315,995	—
Senior Discount Notes 9.80% due 2008	290,289	—
Senior Discount Notes 11.00% due 2008	139,472	—
Senior Notes 10.125% due 2010	202,871	—

Total Debt Subject to Compromise	$1,109,506	$—

In accordance with the Credit Agreement, the Company repaid approximately $62,400 in Term Loans from the proceeds from the sale of Carmel during the quarter ended March 31, 2004. As a result of the $62,400 repayment, the Company amortized an additional $1,897 of deferred debt issuance costs during the six months ended June 30, 2004.

Contractual maturities of long-term debt over the next 5 years are as follows:

For the period July 1, 2004 through December 31, 2004	$27,476
For the year ended December 31, 2005	$69,210
For the year ended December 31, 2006	$206,629
For the year ended December 31, 2007	$122,943
For the year ended December 31, 2008	$35,458

9. STOCK BASED COMPENSATION AND REDEEMABLE PREFERRED STOCK

The Company follows the recognition provisions of SFAS No. 123 - “Accounting for Stock-Based Compensation”. Under SFAS No.123, the fair value of an option on the date of the grant is amortized over the vesting period of the option in accordance with FASB Interpretation No. 28 “Accounting For Stock Appreciation Rights and Other Variable Stock Option or Award Plans”.

The table below reflects the fair value of Incentive Stock Option (“ISO”) and Outperform Stock Option (“OSO”) grants during the three and six months ended June 30, 2004 and 2003, respectively.

	Three Months Ending June 30,				Six Months Ending June 30,
	2004		2003		2004		2003
	Granted	Fair Value	Granted	Fair Value	Granted	Fair Value	Granted	Fair Value
ISO	—	$—	77,200	$72	—	$—	111,200	$88
OSO	—	$—	—	$—	—	$—	750,000	$423

As of June 30, 2004 the Company has not recorded approximately $542 of unamortized compensation expense in its financial statements for ISOs previously granted as of June 30, 2004. The unamortized compensation expense is recognized over the ISO’s vesting period, which is three years.

As of June 30, 2004 the Company has not recorded approximately $3,769 of unamortized compensation expense in its financial statements for OSOs previously granted as of June 30, 2004. The unamortized compensation expense is recognized over the OSO’s vesting period, which is five years.

Non-cash stock based compensation was recognized in connection with the following plans in the following amounts during the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
ISO	$257	$629	$515	$1,259
OSO	725	1,197	1,450	2,522
Employee Stock Purchase	34	101	98	229
Restricted Stock	537	871	570	837

Total	$1,553	$2,798	$2,633	$4,847

As of June 30, 2004, the Company had unearned compensation costs of approximately $176 related to restricted stock which is being amortized to expense over the restriction period.

Redeemable Preferred Stock

At June 30, 2004, the Company had paid cumulative dividends in the amount of $107,078 in the form of additional Series A Preferred stock. At June 30, 2004, the number of common shares that would be issued upon conversion of the Series A Preferred stock was 9,224,446.

At June 30, 2004, the Company had paid cumulative dividends in the amount of $544,894 in additional shares of Series B Preferred stock. At June 30, 2004, the number of common shares that would be issued upon conversion of the Series B Preferred stock was 24,119,622.

10. LOSSES PER SHARE

Basic loss per share is computed based on net loss after Preferred stock dividend and accretion requirements divided by the weighted average number of shares of Common stock outstanding during the period.

Diluted loss per share is computed based on net loss after Preferred stock dividend and accretion requirements divided by the weighted average number of shares of Common stock outstanding during the period after giving effect to convertible securities considered to be dilutive Common stock equivalents. The conversion of Preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations before giving effect to gains from the sale of the discontinued operations is not assumed since the effect is anti-dilutive. The number of shares of Preferred stock and stock options that would have been assumed to be converted and have a dilutive effect if the Company had income from continuing operations during the three and six months ended June 30, 2004 is 33,344,068. The number of shares of Preferred stock and stock options that would have been assumed to be converted and have a dilutive effect if the Company had income from continuing operations in the three and six months ended June 30, 2003 is 42,495,025 and 42,503,775, respectively.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss from continuing operations	$(71,575)	$(85,583)	$(168,654)	$(180,261)
(Loss) income from discontinued operations, net of tax	(2,092)	2,130	90,108	171,421

Net loss	(73,667)	(83,453)	(78,546)	(8,840)
Preferred dividend and accretion requirements	20,472	42,978	52,902	85,241

Net loss to common shareholders	$(94,139)	$(126,431)	$(131,448)	$(94,081)

Basic and diluted loss per average common share:
Weighted average shares outstanding	122,267,810	110,564,300	122,268,231	110,366,753

Loss per average common share from continuing operations	$(0.75)	$(1.16)	$(1.81)	$(2.41)

(Loss) gain from discontinued operations	(0.02)	0.02	0.74	1.55

Net loss to common shareholders	$(0.77)	$(1.14)	$(1.07)	$(0.86)

11. COMPREHENSIVE LOSS

The Company primarily has two components of comprehensive loss: cumulative translation adjustments and unrealized appreciation (depreciation) on investments. The following table reflects the components of comprehensive loss and its effect on net loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(73,667)	$(83,453)	$(78,546)	$(8,840)
Cumulative foreign currency translation loss	—	—	(3,298)	(6,773)
Unrealized appreciation (depreciation) on investments	(381)	549	(433)	(105)

Comprehensive loss	$(74,048)	$(82,904)	$(82,277)	$(15,718)

12. SEGMENT REPORTING

The Company reports its results as one reportable operating segment, which contains many shared expenses generated by the various revenue streams. Shared expenses incurred on a single network are not allocated to the Company’s revenue streams, as any such allocation would be costly, impractical and arbitrary. Management monitors the financial and operational performance of the Company in a way that differs from that depicted in the historical general-purpose financial statements. These measurements include the consolidation of results of operations of Starpower, which is not consolidated under generally accepted accounting principles (“GAAP”). Such information, however, does not represent a separate segment under GAAP and, therefore, it is not separately disclosed. The use of non-GAAP financial disclosures represents management’s view of the total consolidated, operational results.

13. REORGANIZATION ITEMS, NET

Reorganization items represent amounts the Company incurred as a result of the Chapter 11 process and are presented separately in the unaudited condensed consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Professional fees	$6,324	$—	$14,232	$—
Employee costs	1,765	—	2,530	—
Interest income	(64)	—	(64)	—

Total	$8,025	$—	$16,698	$—

Cash paid for reorganization items during the three and six months ended June 30, 2004 was $10,238 and $15,344, respectively.

The following paragraphs provide additional information relating to the above reorganization items:

•	Professional fees

Professional fees include financial, legal and valuation services directly associated with the reorganization process.

•	Employee costs

The Debtors have implemented a Bankruptcy Court approved retention plan that provides for cash incentives to key members of the management team of RCN Corporation and its affiliates. The retention plan is a milestone-based plan expected to encourage employees to continue their employment through the completion of the reorganization process.

•	Interest income

Interest income represents interest income earned by the Debtors as a result of excess cash balances due to the Chapter 11 filing.

14. LIABILITIES SUBJECT TO COMPROMISE

Under U.S. bankruptcy law, actions by creditors to collect indebtedness the Debtors owed prior to the Petition Date are generally stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors. All pre-petition liabilities of the Debtors have been classified as liabilities subject to compromise in the unaudited condensed consolidated balance sheets. Adjustments to these amounts may result from negotiations, payments authorized by the Bankruptcy Court, and/or rejection of executory contracts and leases. Amounts recorded may ultimately be different than amounts filed by the creditors under the Bankruptcy Court claims reconciliation and resolution process.

Notices to creditors and equity holders of the commencement of the cases were mailed on June 10, 2004. The Bankruptcy Court established August 11, 2004 as the general deadline for submission of proofs of claim for general unsecured claims. A separate bar date for certain other government claims was established as November 23, 2004. In accordance with the bar date notice approved by the Bankruptcy Court, holders of certain pre-petition claims against the Debtors are required to be filed through a proof of claim on or prior to the applicable bar date to be eligible to participate in any distribution of assets from the Debtors in connection with a plan of reorganization. Until filed claims are investigated and resolved, the ultimate number and amount of allowed claims cannot be determined. Because any recovery on allowed pre-petition claims is subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

The following table summarizes the components of the liabilities classified as Liabilities subject to compromise in the unaudited condensed consolidated balance sheets:

	June 30, 2004	December 31, 2003
Accounts payable	$195	$—
Accrued expenses	80,070	—
Accrued cost of sales	815	—
Long-term debt	1,109,506	—

Total liabilities subject to compromise	$1,190,586	$—

15. DEBTORS’ FINANCIAL INFORMATION

The unaudited condensed combined financial statements of the Debtors are presented below. These statements reflect the financial position, results of operations and cash flows of the combined Debtors, including certain amounts and activities between the Debtors and non-Debtor subsidiaries of the Company which are eliminated in the Company’s unaudited condensed consolidated financial statements. The unaudited condensed combined financial statements of the Debtors are presented as follows:

RCN Corporation, Hot Spots Production, Inc., RCN Finance,LLC

RLH Property Corporation and TEC Air, Inc.

(Debtors-in-Possession)

Unaudited Condensed Combined Statement of Operations

For the Period May 27, 2004 through June 30, 2004
Revenues	$—
Cost and expenses	36
Non-cash stock based compensation	506
Reorganization items, net (Note 13)	2,744

Operating loss	(3,286)
Interest expense (contract interest of $14,446 (Note 16))	3,447
Other expense	14

Loss before income taxes	(6,747)
(Benefit)/provision for income taxes	—
Equity in the income of non-combined subsidiaries	2,101

Net loss	$(4,646)

RCN Corporation, Hot Spots Production, Inc., RCN Finance,LLC

RLH Property Corporation and TEC Air, Inc.

(Debtors-in-Possession)

Unaudited Condensed Combined Statement of Operations

June 30, 2004
ASSETS
Current assets
Cash and temporary cash investments	$775
Other current assets	753

Total current assets	1,528
Accounts receivable from non-combined subsidiaries	913,390
Investment in and advances to non-combined subsidiaries	1,511,823
Deferred charges and other assets	250,929

Total assets	$2,677,670

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Current maturities of long-term debt	$451,538
Accounts payable and accrued expenses	5,715

Total current liabilities	457,253
Accounts payable to non-combined subsidiaries	1,476,150
Pre-petition liabilities subject to compromise
Liabilities subject to compromise	1,190,586
Series A redeemable Preferred stock	350,362
Series B redeemable Preferred stock	1,474,850
Shareholders’ deficit
Common stock	123,588
Additional paid in capital	2,152,630
Cumulative translation adjustment	(17,288)
Unearned compensation expense	(176)
Treasury stock	(10,166)
Unrealized appreciation on investments	(193)
Accumulated deficit	(4,519,926)

Total shareholders’ deficit	(2,271,596)

Total liabilities and shareholders’ deficit	$2,677,670

RCN Corporation, Hot Spots Production, Inc., RCN Finance,LLC

RLH Property Corporation and TEC Air, Inc.

(Debtors-in-Possession)

Unaudited Condensed Combined Statement of Cash Flows

For the Period May 27, 2004 through June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,646)
Non-cash stock based compensation	506
Equity income of non-combined subsidiaries	(2,101)
Amortization of financing costs	537

Net cash (used in) operating activities	(11,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	(10,256)
Intercompany receipts from non-combined subsidiaries, net	15,960

Net cash provided by financing activities	5,704

Net increase/(decrease) in cash and temporary cash investments	—
Beginning cash & temporary cash investments	775

Ending cash & temporary cash investments	$775

16. INTEREST EXPENSE

As of the Petition Date, the Company ceased accruing interest on certain unsecured pre-petition debt classified as Liabilities subject to compromise in the unaudited condensed consolidated balance sheets in accordance with SOP 90-7. Interest at the stated contractual amount on pre-petition debt that was not charged to results of operations for the period May 27, 2004 through June 30, 2004 was approximately $10,999.

17. PREFERRED DIVIDENDS

As of the Petition Date, the Company ceased accreting interest and recording dividends on its Series A and B Preferred stock in the unaudited condensed consolidated statement of operations in accordance with SOP 90-7. Dividends and accretion requirements at the stated contractual amount on the Series A and B Preferred stock that were not recognized for the period May 27, 2004 through June 30, 2004 was approximately $12,929.

18. COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is currently a party to various legal proceedings, including those noted below. While it currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s net loss in the period in which the ruling occurs. The estimate of the potential impact from the following legal proceedings on the Company’s financial position or overall results of operations could change in the future.

Newtown Borough, PA

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

On May 5, 2004, RCN-Philadelphia and Newtown Borough reached an agreement in principle to settle all of the claims relating to the franchise agreement, including both the proceedings in the Court of Common Pleas of Bucks County and the U.S. District Court for the Eastern District of Pennsylvania. RCN-Philadelphia and Newtown Borough executed a settlement agreement on June 29, 2004 which terminated the franchise agreement.

Newtown Township, PA

In November 2001, Newtown Township, Pennsylvania served notice on the Company’s subsidiary, RCN Telecom Services of Philadelphia, Inc. (“RCN-Philadelphia”), alleging breach of the cable television franchise agreement between RCN-Philadelphia and the Township on the ground that RCN-Philadelphia failed to complete construction and fully activate the cable system within the time required pursuant to Section 6.1 of the agreement and also failed to complete an Institutional Network pursuant to Section 25A of the agreement. As a result of the alleged breach, the Township’s Board of Supervisors entered a judgment against RCN-Philadelphia in the amount of $2,192, representing the Township’s alleged damages through the end of the franchise term. RCN-Philadelphia then filed a petition for review and appeal of the Township’s judgment in the Court of Common Pleas for Bucks County, Pennsylvania. On July 2, 2003, the Court of Common Pleas denied the petition for review and affirmed the judgment against RCN-Philadelphia. RCN-Philadelphia appealed that decision to Commonwealth Court and oral argument on that appeal was held on March 3, 2004. On May 7, 2004, the Commonwealth Court affirmed the decision of the Court of Common Pleas. RCN-Philadelphia thereafter timely filed a Petition for Allowance of Appeal with the Supreme Court of Pennsylvania. That appeal is currently pending. While RCN-Philadelphia has raised numerous points on appeal, and believes that the issues raised warrant a reversal of the judgment in favor of Newtown Township, the law in this area is uncertain and the Company can make no assurances that RCN-Philadelphia will be successful in overturning the judgment. In addition to the appeal of the judgment in Newtown Township, RCN-Philadelphia has filed a proceeding in the U.S. District Court for the Eastern District of Pennsylvania, seeking a modification of the Newtown Township franchise agreement. The District Court entered summary judgment in favor of the Township on February 11, 2004. On March 3, 2004, RCN-Philadelphia filed an appeal of that decision with the U.S. Third Circuit Court of Appeals. This appeal is also pending.

City of Chicago, IL

As previously reported, in December 2003, the Company’s subsidiary, RCN Cable TV of Chicago, Inc. (“RCN-Chicago”), filed a modification petition under Section 625 of the Communications Act of 1934, 47 U.S.C. Section 545, with the City of Chicago’s Cable Television Commission seeking modification of certain of the franchise agreements with the City of Chicago. Notwithstanding the filing of the modification petition, in February 2004, the Commission declared the Company in default of the obligations of the franchise agreements for failure to construct in certain areas of the City and to make certain payments to the Chicago Access Corporation. As a result of these alleged defaults, and notwithstanding federal court cases holding that a local municipality may not impose sanctions on a cable operator for alleged violations of obligations that are the subject of a modification petition, the Commission assessed multiple fines of approximately $1 per day per alleged offense and per affected customer, some retroactive to January 7, 2004, and some continuing through the end of the franchise term in the year 2015. Although the precise calculation of the assessments is impossible to discern from the Commission’s resolutions, it has been reported that the City believes that they amount to approximately $1,000 per day in the aggregate. In connection with these claims, the City has drawn down the Company’s letters of credit and demanded payment in full on the Company’s performance bonds posted pursuant to the franchise agreements. On April 9, 2004, the Commission denied RCN-Chicago’s modification petition.

On August 5, 2004, RCN announced that RCN-Chicago filed a voluntary petition for reorganization under Chapter 11 in the United States Bankruptcy Court for the Southern District of New York. RCN-Chicago also sought relief, including injunctive relief, from the Bankruptcy Court under the Federal Communications Act and the Bankruptcy Code. The City of Chicago and RCN-Chicago agreed to a standstill with respect to the Company’s performance bonds pending a hearing before the Bankruptcy Court on an application for a preliminary injunction to prevent the City of Chicago from taking further action to enforce the franchise agreements subject to RCN-Chicago’s modification petition until the merits of the litigation are finally determined.

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

Daly City, CA

The City of Daly City and the Company’s subsidiary, RCN Telecom Services of California, Inc., now RCN Telecom Services, Inc. (“RCN-California”), entered into a Cable System Franchise Agreement, effective July 1, 1999. Section 3.1 of the Franchise Agreement provides: “No later than forty eight (48) months from the date of the first encroachment permit issued by Grantor to Grantee, Grantee shall construct, install, activate, operate and maintain, at its sole cost and expense, and make available to all residents of the City a Hybrid Fiber Coax HFC Subscriber Network designed for at least seven hundred fifty Megahertz (750 MHz), fully capable of carrying one hundred ten (110) NTSC video channels in the downstream direction and up to three (3) NTSC video channels in the upstream direction.” The City alleges that, pursuant to this provision, RCN-California was obliged to complete its Network and provide service to all residents of the City by no later than January 6, 2004. The City has issued a Notice to Correct Violation of Franchise Agreement and of Intent to Impose Liquidated Damages, dated June 1, 2004. The Notice states that such liquidated damages will consist of a daily fine of $200 for each day that the system is uncompleted or inoperative, and shall accrue effective from January 6, 2004. Pursuant to the Notice, “RCN must correct the violations and complete construction of the Subscriber Network within 30 days” The City subsequently extended the period for response to the Notice 45 days, to August 14, 2004. On July 19, 2004, RCN-California was informed by the City of the City’s intention to proceed against the letter of credit provided by RCN-California pursuant to the Franchise Agreement. On July 22, 2004, RCN-California submitted to Daly City a petition for modification of its Daly City franchise to eliminate the requirements that RCN-California allegedly is in default of, based upon commercial impracticability. That petition is now pending. The Company cannot provide assurances that it will obtain satisfactory relief as a result of the petition for modification of its Daly City franchise. To the extent that the City is ultimately successful either in asserting a right to penalties through the remainder of the franchise terms or in obtaining a judgment requiring RCN-California to complete construction of the remaining areas of the City, such result(s) would have a material adverse effect on RCN-California.

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

In February, 2000, RCN-BecoCom and Level 3 Communications, LLC entered into a participants agreement relating to construction of certain facilities in Boston, Massachusetts. RCN-BecoCom notified Level 3 that it was withdrawing from participation in certain of the segments prior to the commencement of construction of those segments. Level 3 has disputed RCN-BecoCom’s right to withdraw and has demanded payment for RCN-BecoCom’s share of the charges for that construction in the amount of $1.7 million. Negotiations between RCN-BecoCom and Level 3 to resolve this dispute have been unsuccessful. On July 12, 2004, Level 3 filed a demand for arbitration under the participants agreement. The parties are in the process of selecting arbitrators. RCN-BecoCom believes that it has valid defenses to the claims by Level 3, but can make no assurances that RCN-BecoCom will be successful in the arbitration proceeding.

19. SUBSEQUENT EVENTS

On August 5, 2004, RCN announced that RCN Cable TV of Chicago, Inc., an indirect subsidiary of RCN, filed a voluntary petition for reorganization under Chapter 11. The Debtors’ anticipate prior to the end of August 2004 filing a plan of reorganization and related disclosure statement consistent with the financial restructuring.

WHERE TO FIND MORE INFORMATION

RCN Corporation and its consolidated subsidiaries, as a reporting company, are subject to the informational requirements of the Exchange Act and accordingly file an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the SEC. You may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room. As an electronic filer, the Company’s public filings are maintained on the SEC’s Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov. The annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may be accessed free of charge through the Company’s website as soon as reasonably practicable after these reports are electronically filed or furnished to the SEC. The address of that website is http://www.rcn.com/investor/secfilings.php. Additionally, the Company’s filings with the Bankruptcy Court can be accessed electronically. The address of that website is http://www.bsillc.com.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes for the period ended June 30, 2004, and with the audited financial statements and notes included in the Company’s December 31, 2003 Annual Report on Form 10-K (the “Annual Report”) and Amendment No. 1 thereto filed on Form 10-K/A with the SEC.

As a result of the current financial position of the Company, there are a number of material risks and uncertainties surrounding its operating results, including those associated with Chapter 11. There are also numerous material operational risks inherent in the telecommunications industry. Each of these risks and uncertainties could have a material adverse impact on the Company’s financial condition and operating results. The information contained in the Report, particularly the risk factors, should be carefully reviewed along with other documents filed with the SEC. Some of the statements and information contained in the Report are “forward-looking,” outlining future expectations or projections of results of operations or financial conditions. Such forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those outlined in the Report. The forward-looking information is based on information currently available to Management. You are cautioned not to place undue reliance on these statements, which speak only as of the date of this document. The risks and uncertainties described below can be summarized into three main areas: the Company’s present financial condition, operational issues inherent in the telecommunication industry and managing through the restructuring process. Actual results could differ materially from anticipated results contained in any forward-looking statements in the Report if the Company fails to do any of the following:

Present Financial Position

•	Access restricted cash during the restructuring process

•	Effectively manage operations while it negotiates with Lenders, the Creditors’ Committee and others

Operational Issues

•	Achieve improved customer profitability and expense reductions in direct, operating and general administrative expenses outlined in the Company’s business plan

•	Effectively compete and manage changes within its industry

•	Obtain and maintain appropriate regulatory approvals

•	Retain and attract qualified management and other personnel

•	Maintain strategic alliances to provide services in key markets

•	Maintain relationships with key vendors

•	Manage programming services

•	Manage conflicts of interest with other companies

•	Manage the networks to minimize failures and disruptions

Restructuring Process

•	Reach agreement on a consensual plan of reorganization and obtain its confirmation by the Bankruptcy Court

•	Satisfy the conditions of the financing to be provided by Deutsche Bank

•	Comply with all reporting requirements of the Bankruptcy Court

•	Finance operations during the restructuring

•	Manage Company operations during the restructuring – including relationships with customers, key vendors and key personnel

In addition, any restructuring of the Company may have an adverse effect on the Company’s ability to retain and utilize certain tax attributes, including net operating loss carry-forwards and certain built-in losses and deductions.

The cautionary statements contained or referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by the Company or persons acting on the Company’s behalf. RCN undertakes no duty to update these forward-looking statements due to new information or as the result of future events.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes provided in Part 1, Item 1 herein, and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and related notes included in RCN’s Annual Report and Amendment No. 1 thereto filed on Form 10-K/A with the SEC.

Except as discussed in Note 5, Change in Accounting Estimates, to the Unaudited Condensed Consolidated Financial Statements, there has been no change to the Company’s critical accounting policies and use of estimates that are reported in the December 31, 2003 Annual Report on Form 10-K.

Overview

The Company delivers bundled communication services, including local and long distance telephone, video programming (including digital cable and high definition television), and data services (including high speed and dial-up Internet access) primarily to residential customers over a broadband network predominantly owned by the Company. The Company reports its results as one reportable segment based on the manner in which it manages the business. The dollar amounts discussed in this section are in thousands, except where otherwise noted. Statistics and other disclosed non-dollar amounts are in whole numbers.

ResiLinkSM , PowerSM and EssentialsSM are the brand names of the bundled service offerings of cable television, phone and high-speed Internet available to residential customers for a flat monthly rate. MegaModemSM is the brand name of the Company’s high capacity modem for customers looking to download movie videos, MP3 music files and other web-based forms of entertainment. In addition to bundled service offerings, the Company sells cable television, phone, high-speed cable modem and dial-up Internet to residential customers on an a-la-carte basis. The Company also provides communication services to commercial customers using the broadband network in markets where it serves residential customers. The Company’s business plan calls for continuing to improve customer profitability, by migrating customers to the Company’s higher margin products and services, and achieving further reductions in direct operating and general and administrative expenses through continuous improvements in operations.

The Company delivers its services over a predominantly owned high-speed, high-capacity, fiber-optic network. The network is a hybrid broadband fiber-optic platform. This fiber-rich architecture brings the Company’s broadband network to customers, with typically fewer electronics than existing incumbent cable companies.

Services

The Company provides services in Boston, including 18 surrounding communities, New York City, the Philadelphia suburbs, Chicago, San Francisco and several of its suburbs, along with two communities in the Los Angeles area. The Company also serves the Lehigh Valley in Pennsylvania, and until March 8, 2004, served the communities in and around Carmel, NY. RCN was also the incumbent franchised cable operator in many communities in central New Jersey until these operations were sold on February 19, 2003. (See Note 6, Discontinued Operations, to the Unaudited Condensed Consolidated Financial Statements.) The Company holds 50% membership interest in Starpower, LLC (“Starpower”), a joint venture with PEPCO Holdings, Inc. (“PEPCO”), which serves the Washington, D.C. metropolitan market.

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

Despite NSTAR’s surrendering its ownership interest in the joint venture and the Company’s Common stock, the shares of RCN Common stock previously held by NSTAR are treated as outstanding as of June 30, 2004, since NSTAR has not specifically assigned them to the Company. NSTAR’s contractual relationship with the Company under the IRU Agreement remains in effect.

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

On January 24, 2004, PEPCO announced its intention to sell its 50% percent interest in Starpower as part of its ongoing efforts to redirect its focus on energy related investments. The Company will attempt to ensure the continued operation of Starpower without adverse impact to customers or overall financial results of the joint venture. The Company can provide no assurances that a suitable buyer, willing to operate the joint venture on a comparable level, will be identified. In a letter dated July 28, 2004 PEPCO stated, it had received an offer from a third party to purchase PEPCO’s 50% interest in Starpower. The Company is studying this offer pursuant to its right of first refusal. In 1997, Starpower and PEPCO entered into an agreement for the lease of certain portions of PEPCO’s fiber system and under which PEPCO provides construction and construction management services to Starpower. The costs of such services provided by RCN and PEPCO to Starpower are believed to be equivalent to those that would be obtained from third party contractors. Starpower’s agreement with PEPCO remains in effect.

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

The following unaudited non-GAAP financial summary, highlights the results of operations on a consolidated basis for the three and six months ended June 30, 2004, had Starpower been consolidated with the Company’s financial statements for these periods:

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	RCN Including Starpower (1)	Less Starpower (2)	RCN GAAP	RCN Including Starpower (1)	Less Starpower (2)	RCN GAAP
Total revenues	$140,520	$19,239	$121,281	$282,082	$39,541	$242,541
Total direct costs	49,531	5,398	44,133	96,284	10,923	85,361

Margin	90,989	13,841	77,148	185,798	28,618	157,180
Total operating and selling, general and administrative costs	65,728	9,963	55,765	144,278	20,572	123,706

Adjusted EBITDA (3)	25,261	3,878	21,383	41,250	8,046	33,474
Non-cash stock-based compensation	1,553	—	1,553	2,633	—	2,633
Impairment and special charges	1,584	—	1,584	(238)	—	(238)
Depreciation and amortization	65,590	6,883	58,707	141,335	12,921	128,414

Operating loss	$(43,466)	$(3,005)	$(40,461)	$(102,210)	$(4,875)	$(97,335)

(1)	Excludes results of central New Jersey operations which were sold February 19, 2003 and Carmel, New York operations, which were sold on March 8, 2004, both of which are included as discontinued operations for GAAP purposes. See Note 6, Discontinued Operations, to the Unaudited Condensed Consolidated Financial Statements.
(2)	RCN owns 50% of Starpower, a joint venture in the Washington, D.C. market, which is accounted for as an equity investment in our condensed consolidated financial statements. Results of operations of Starpower have been presented here, net of related party transactions with RCN.
(3)	Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) - Non GAAP measure calculated as net income (loss) before interest, tax, depreciation and amortization, stock based compensation, extraordinary gains and special charges that management uses to measure performance and liquidity. Adjusted EBITDA is a meaningful indicator of profitability for capital-intensive businesses, and is a key valuation metric in the investment community. Other companies may calculate and define EBITDA differently than RCN.

Voluntary Reorganization in Chapter 11

On May 27, 2004 RCN Corporation and four of its wholly owned non-operating subsidiaries, Hot Spots Productions, Inc., RCN Finance, LLC, RLH Property Corporation, and TEC Air, Inc. (collectively, the “Debtors”), filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (“Chapter 11”). The Debtors are currently operating their business as debtors-in-possession pursuant Chapter 11. On August 5, 2004, RCN Cable Television of Chicago, Inc. filed a voluntary petition for reorganization under Chapter 11. See Note 19, Subsequent Event, to the Unaudited Condensed Consolidated Financial Statements.

On May 27, 2004, RCN announced that its senior secured lenders (the “Lenders”) and members of an ad hoc committee of holders of its Senior Notes (the “Noteholders’ Committee”) agreed to support a financial restructuring. A summary of the terms of the financial restructuring announced on May 27, 2004 are as follows: (1) on the effective date of a plan of reorganization or sooner, the existing senior secured credit facility will be repaid in full in cash, unless any existing lender elects to roll its outstanding balance into the new facility, and all undrawn letters of credit will be either replaced on the effective date of a plan of reorganization or cash collateralized on terms agreed by the issuing bank; (2) on the effective date of a plan of reorganization, each holder of an allowed general unsecured claim will receive, in exchange for its total claim (including principal and interest in the case of a bond claim), its pro rata portion of 100% of the fully diluted new common stock of reorganized RCN, before giving effect to (i) any management incentive plan and (ii) the exercise of the equity warrants described below, if any; (3) the holders of RCN’s existing preferred stock and common stock will receive, on a basis to be determined, equity warrants that are exercisable into two percent of reorganized RCN’s common stock (before giving effect to any management incentive plan), with a two-year term beginning on the consummation of a plan of reorganization, and set at a strike price equivalent to an enterprise valuation of $1.66 billion, and the holders of existing warrants and options will not be entitled to receive a distribution under the plan of reorganization on account of such interests; (4) on the effective date of a plan of reorganization, all obligations under the Commercial Term Loan and Credit Agreement, dated as of June 6, 2003, among the Company, the lenders party thereto and HSBC Bank USA, as agent (the “Evergreen Facility”), will either (i) remain outstanding on terms agreed upon between the Company and the lenders under the Evergreen Facility or as otherwise permitted by the Bankruptcy Code or (ii) be refinanced in whole or in part; (5) on the effective date of a plan of reorganization, the sole equity interests in reorganized RCN will consist of new common stock, the equity warrants described above and equity interests to be issued in any management incentive plan; and (6) on the effective date of a plan of reorganization, there will be no debt, security or other material obligation of reorganized RCN other than indebtedness or securities described above and obligations arising in the ordinary course of reorganized RCN’s business. In order to facilitate the restructuring, the Debtors filed voluntary petitions for reorganization under Chapter 11 as indicated above.

At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization on the Company’s business. The understanding reached between RCN and certain of its creditors covers the broad economic terms of the financial restructuring and not all material terms expected to be contained in a plan of reorganization. The terms are not binding on RCN or the creditors with whom it was negotiated and not all RCN stakeholders have participated in its negotiations. Therefore, there can be no assurance that those terms will result in a binding definitive agreement and a fully consensual plan of reorganization, or if such consensual plan of reorganization is filed, when or if such plan will be approved by all RCN stakeholders entitled to vote thereon and/or the Bankruptcy Court. The implementation of a plan of reorganization is dependent upon a number of conditions typical in similar reorganizations, including court approval of the plan and related solicitation materials and approval by the requisite stakeholders of RCN.

On May 26, 2004, the Company entered into a commitment letter with Deutsche Bank Securities Inc. (“Deutsche Bank”) pursuant to which Deutsche Bank may provide the Company with new financing upon the consummation of the plan of reorganization. The proposed financing consists of (i) a $310 million first lien facility, including a $285 million term loan facility and a $25 million letter of credit facility, and (ii) a $150 million second lien facility. As contemplated, each of the facilities will be guaranteed by all of RCN’s wholly owned domestic subsidiaries and secured by substantially all the assets of RCN and its wholly owned domestic subsidiaries. Each of the facilities will contain prepayment provisions, covenants and events of default customary for facilities of this nature. Closing and funding for each of the facilities is subject to satisfaction of customary conditions precedent for facilities of this nature. In addition, the financing by Deutsche Bank is subject to material conditions that must be satisfied by December 31, 2004 and include consummation of a plan of reorganization, no material adverse effect on the business, operations, financing or finances of RCN and its subsidiaries, no material change in market conditions or on the ability of Deutsche Bank to syndicate the new financing and the achievement of certain financial performance criteria. It is anticipated that each of the facilities will be funded into escrow following completion of syndication. Once the funds are escrowed, certain conditions to closing (including those related to a material adverse effect on RCN Corporation and syndication) will no longer be applicable. The funds will be released from escrow upon satisfaction of the remaining conditions, including consummation of the bankruptcy plan.

Since a plan of reorganization has not yet been filed or confirmed, and plan negotiations are ongoing, the treatment of existing creditor and stockholder interests in the Company is uncertain at this time. The restructuring, as currently contemplated, will likely result in a conversion of the Company’s outstanding Senior Notes into equity and an extremely significant, if not complete, dilution of current equity.

Overview of Operations

Approximately 97.8% of the Company’s revenue for the three months ended June 30, 2004 is attributable to monthly telephone line service charges, local toll, special features and long-distance telephone service fees, monthly subscription fees for basic, premium, and pay-per-view cable television services, and fees or high-speed data services, dial up telephone modems, web hosting and dedicated access. The remaining 2.2% of revenue is derived mostly from reciprocal compensation. For the six months ended June 30, 2004, approximately 98.1% of the Company’s revenue is attributable to its primary services, while 1.9% is derived mostly from reciprocal compensation.

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

In connection with the Company’s fourth quarter 2003 asset impairment assessment, the Company reviewed the useful life estimates of its long-lived assets. The Company capitalizes the cost of technical labor and material associated with the installation of new customers. Effective January 1, 2004, the Company changed the useful life of these assets to 5 years from 10. This represents a change in accounting estimate. The change resulted in $14,894 of additional depreciation expense for the three months ended June 30, 2004 and $42,803 for the six months ended June 30, 2004.

The Company reviews its facility requirements against lease obligations to identify excess space and opportunities to consolidate, exit or sublease excess facilities. As transactions occur, exit costs are recognized accordingly. During three months ended June 30, 2004, the Company recorded net recoveries of $99 due to favorable settlements of lease commitments associated with exited facilities. For the six months ended June 30, 2004, the Company recorded net recoveries of $1,921. (See Note 7, Impairment Charges and Accrued Exit Costs, to the Unaudited Condensed Consolidated Financial Statements.)

Results of Operations

Three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003:

Revenues:

Total revenues for the three months ended June 30, 2004 increased $6,820, or 6.0%, to $121,281 from $114,461 for the three months ended June 30, 2003. Revenues from residential customers receiving voice, video and high-speed data increased $8,139, or 8.0%, to $109,827 for the three months ended June 30, 2004 from $101,688 for the three months ended June 30, 2003. Due to increased competition in all markets, the Company is currently experiencing slower revenue growth than what was disclosed in its previous public filings. While the average number of customers increased slightly for the quarter, services per residential customer increased to 2.46 for the three months ended June 30, 2004, or 7.4% from 2.29 services per residential customer for the comparable period in 2003. The growth in services resulted from increases in network connections for voice, video and high-speed data of 6.3%, 2.4% and 22.6%, respectively. Additionally, video revenues reflect the benefit of rate increases implemented in the first quarter of 2004.

For the six months ended June 30, 2004, total revenues increased $10,486, or 4.5%, to $242,541 from $232,055 for the six months ended June 30, 2003. Revenues from residential customers receiving voice, video and high-speed data increased $20,199, or 10.1%, to $219,863 for the six months ended June 30, 2004 from $199,664 for the six months ended June 30, 2003. For the six months ended June 30, 2004, the average number of customers increased slightly, while services per residential customer increased to 2.44, or 8.0% from 2.26 services per residential customer for the comparable period in 2003. The growth in services resulted from increases in network connections for voice, video and high-speed data of 7.2%, 2.8% and 23.6%, respectively.

Dial-up revenues for the three and six months ended June 30, 2004 continued to decline as customers migrate to high-speed data products to access the Internet. Commercial revenues for the three months ended June 30, 2004 increased 9.9%, as increases in transport related revenues more than offset declines in the Company’s wholesale long-distance business. For the six months ended June 30, 2004, declines in the Company’s wholesale long-distance business outpaced increases in other commercial revenues.

Reciprocal compensation and other revenues, which is largely comprised of reciprocal compensation, declined $1,090, or 28.9%, for the three months ended June 30, 2004 reflecting lower reciprocal compensation rates being paid by the incumbent local exchange carriers. For the six months ended June 30, 2004, reciprocal compensation and other revenues was $6,680, or 58.1% lower than the comparable period in 2003. The Company adopted a change in accounting estimate in the first quarter of 2003 surrounding the recognition of reciprocal compensation. When this change in accounting estimate was adopted, approximately $4,100 of the reciprocal compensation was recorded related to services rendered in calendar 2002. Excluding the amount related to 2002, reciprocal compensation and other revenues for the six months ended June 30, 2004 declined $2,580 reflecting lower reciprocal compensation rates.

	For the Three months ended June 30, 2004				For the Six months ended June 30, 2004
	2004	2003	Change	%	2004	2003	Change	%
Residential
Voice	$33,824	$33,980			$68,265	$68,059
Video	53,831	50,177			107,232	98,007
High-speed data	21,078	16,618			42,039	32,158
Advertising	1,094	913			2,327	1,440

Sub-Total	$109,827	$101,688	8,139	8.0%	$219,863	$199,664	20,199	10.1%

Commercial & Other
Dial-up	3,491	4,196	(705)	-16.8%	7,520	9,916	(2,396)	-24.2%
Commercial	5,282	4,805	477	9.9%	10,348	10,985	(637)	-5.8%
Reciprocal compensation & other	2,682	3,772	(1,090)	-28.9%	4,810	11,490	(6,680)	-58.1%

Total	$121,281	$114,461	$6,820	6.0%	$242,541	$232,055	$10,486	4.5%

Average customers	385,997	385,054	943	0.2%	387,038	386,591	448	0.1%
Average services per customer	2.46	2.29			2.44	2.26

	Average Residential Monthly Revenue per Customer
	For the Three months ended June 30,				For the Six months ended June 30,
	2004	2003	Change	%	2004	2003	Change	%
Residential	$94.84	$88.03	$6.81	7.7%	$94.68	$86.08	$8.60	10.0%

Direct Expenses:

The increase in direct expenses for the three and six months ended June 30, 2004 is mainly attributable to higher video costs resulting from increases in video connections and programming rates. The decrease in direct voice and high-speed data expenses reflect operating efficiencies resulting from network optimization, while the increase in other direct expenses represents higher television production costs.

	For the three months ended June 30,			For the six months ended June 30,
	2004	2003	Change	2004	2003	Change
Voice	$7,975	$10,565	$2,590	$15,192	$20,130	$4,938
Video	32,866	27,483	$(5,383)	64,137	54,426	$(9,711)
High-speed Data	2,559	3,582	$1,023	5,049	7,001	$1,952
Other	733	509	$(224)	983	655	$(328)

	$44,133	$42,139	$(1,994)	$85,361	$82,212	$(3,149)

Operating, Selling and General and Administrative Expenses:

Operating, selling, and general and administrative expenses decreased $13,150 or 19.1%, to $55,765 for three months ended June 30, 2004 as compared to the three months ended June 30, 2003. During the second quarter ended June 30, 2004, $4,618 of expense was reversed for amounts associated with the elimination of the Chairman’s Bonus Plan. Additionally, the Company reached favorable settlements on disputed property taxes and litigation on Newtown Borough, and reversed provisions of $1,000 and $2,530, respectively. Excluding these one-time benefits, operating, selling and general and administrative expenses decreased $5,002, or 7.3% for the three months ended June 30, 2004. For the six months ended June 30, 2004, excluding one-time benefits, operating, general and administrative expenses declined $19,058, or 12.6%. The lower expenses for the three and six month ended June 30, 2004 reflect the Company’s continued implementation of plans to reduce general and administrative expenses. Customer service operations were consolidated into one call center in September 2003, which resulted in personnel and facilities savings. The reductions in operating, general and administrative expenses are mainly due to a reduction of personnel and lower information technology expenses.

Components of Operating, selling, general and administrative expenses are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Network operations and construction	$23,274	$24,886	$48,575	$50,357
Marketing and advertising	5,605	5,974	9,810	9,750
Sales	6,061	8,293	12,413	16,155
Customer service	6,225	10,405	13,457	20,749
Operating, general and administrative	14,665	19,357	39,516	53,901

	$55,830	$68,915	$123,771	$150,912

Non-cash Stock-Based Compensation:

The non-cash stock-based compensation decreased $1,245, or 44.5%, to $1,553 for the three months ended June 30, 2004 and $2,214, or 45.7%, to $2,633 for the six months ended June 30, 2004. The continued decrease in expense is due to the attribution of expense associated with fewer stock option grants with lower fair values.

Depreciation and Amortization:

Depreciation and amortization expense for the three months ended June 30, 2004, increased $13,484 or 29.8%, to $58,708 from $45,224. Depreciation and amortization expense for the six months ended June 30, 2004 increased $32,747 or 33.1% to $128,415 from $95,668. The increase in both periods is due to additional depreciation due to the change in accounting estimate adopted on January 1, 2004 (see Note 5, Change in Accounting Estimates, to the Unaudited Condensed Consolidated Financial Statements) and depreciation on new capital expenditures, partially offset by, the effect of previous disposition and impairment in the value of network construction materials, equipment and leasehold improvements as network expansion plans were curtailed to preserve capital.

Investment Income:

The decreases in investment income for the three and six months ended June 30, 2004 reflect the decline in average cash, temporary cash investments, short-term investments and restricted investments compared to comparable periods in 2003.

Interest Expense:

The decrease in interest expense for the three and six months ended June 30, 2004 reflects the Company’s implementation of Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization under the Bankruptcy Code. On May 27, 2004 the Debtors filed voluntary petitions for reorganization under Chapter 11. The Company stopped recording interest on its Senior Notes and Senior Discount Notes as it considers this debt a pre-petition liability subject to compromise and does not anticipate paying the interest accrued beyond date of the Chapter 11 filing.

Other Income, Net:

Other income, net of $108 for the three months ended June 30, 2004, decreased from $2,343 primarily due to the receipt of an insurance reimbursement in the comparable period in 2003. For the six months ended June 30, 2004, the decrease in other income, net also reflects a gain recorded from the buyout of a capital lease during the three months ended March 31, 2003.

Reorganization Items, Net:

Reorganization items represent expenses the Company has incurred as a result of its negotiations to restructure the balance sheet and subsequent Chapter 11 filing. In accordance with SOP 90-7, these expenses have been reclassified on the statement of operations.

Equity in Income of Unconsolidated Entities:

Equity in income of unconsolidated entities decreased $1,577 or 22.8% to $5,327 for the three months ended June 30, 2004 from $6,904. The results included income of $6,610 from Megacable and a loss from Starpower of $1,283. For the six months ended June 30, 2004, equity in income of unconsolidated entities increased $4,286, or 40.1%, to $14,972, representing income from Megacable of $17,182 and a loss from Starpower of $2,210.

Discontinued Operations:

On March 8, 2004, the Company completed the sale of its Carmel, NY (“Carmel”) cable system for proceeds of approximately $120,203 and a gain on the sale of approximately $89,778. The transaction was structured as an asset purchase, with the buyer assuming certain liabilities related to the business. Approximately $5,000 was placed into escrow for future claims of the buyer. As of June 30, 2004, $2,000 was reserved against the escrow based on the initial claims received from the buyer. In accordance with the Fifth Amendment to the Credit Facility (see Liquidity and Capital Resources for discussion regarding the Fifth

Amendment), proceeds of approximately $62,400 were applied as a partial pay-down of the Company’s Credit Facility. In addition, approximately $44,858 of the net proceeds were placed into a collateral account that is restricted to prepay term loans under the Company’s Credit Facility or for the purchase of telecommunication assets, by the terms of the senior secured bank facility. In accordance with SFAS No. 144, the results of operations for Carmel are reported as discontinued operations.

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

Liquidity and Capital Resources

On May 27, 2004 the Debtors filed voluntary petitions for reorganization under Chapter 11. The Debtors are currently operating their business as debtors-in-possession pursuant the Bankruptcy Code. On August 5, 2004, RCN Cable Television of Chicago, Inc. filed a voluntary petition for reorganization under Chapter 11. See Note 19, Subsequent Event, to the Unaudited Condensed Consolidated Financial Statements.

As debtors-in-possession under Chapter 11, the Debtors are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. The Company can offer no assurances that in the future, additional subsidiaries will not file Chapter 11.

In connection with the Chapter 11 filings, RCN has obtained a waiver from its Lenders, that expires October 31, 2004, that waives any events of default caused by the Chapter 11 filings, and amends the minimum cash requirements, under its existing senior secured credit facility. The Debtors have also obtained Bankruptcy Court authorization to use the existing Lenders’ cash collateral to fund ongoing operations and administrative expenses, subject to terms and conditions agreed upon with the existing Lenders which terms include compliance with a 13 week cash flow budget provided to the Administrative Agent for the Lenders monthly, restricted cash can not go below $100,000 and additional reporting requirements to the Administrative Agent for the Lenders summarizing the results of operations.

Under Section 362 of the Bankruptcy Code, actions to collect pre-petition indebtedness from the Debtors, as well as most other pending pre-petition litigation, are stayed. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under a plan of reorganization.

Under the Bankruptcy Code, the Debtors may also assume or reject certain executory contracts and leases subject to approval of the Bankruptcy Court and certain other conditions. Parties to any executory contracts and leases rejected may file claims for damages resulting from such rejection with the Bankruptcy Court, in accordance with applicable notices. The Company cannot currently estimate the amount of claims that may result from the rejected executory contracts and leases.

On May 27, 2004, RCN announced that its Lenders and members of an ad hoc committee of holders of its Senior Notes (the “Noteholders’ Committee”) agreed to support a financial restructuring. A summary of the terms of the financial restructuring announced on May 27, 2004 are as follows: (1) on the effective date of a plan of reorganization or sooner, the existing senior secured credit facility will be repaid in full in cash, unless any existing lender elects to roll its outstanding balance into the new facility, and all undrawn letters of credit will be either replaced on the effective date of a plan of reorganization or cash collateralized on terms agreed by the issuing bank; (2) on the effective date of a plan of reorganization, each holder of an allowed general unsecured claim will receive, in exchange for its total claim (including principal and interest in the case of a bond claim), its pro rata portion of 100% of the fully diluted new common stock of reorganized RCN, before giving effect to (i) any management incentive plan and (ii) the exercise of the equity warrants described below, if any; (3) the holders of RCN’s existing preferred stock and common stock will receive, on a basis to be determined, equity warrants that are exercisable into two percent of reorganized RCN’s common stock (before giving effect to any management incentive plan), with a two-year term beginning on the consummation of a plan of reorganization, and set at a strike price equivalent to an enterprise valuation of $1.66 billion, and the holders of existing warrants and options will not be entitled to receive a distribution under the plan of reorganization on account of such interests; (4) on the effective date of a plan of reorganization, all obligations under the Commercial Term Loan and Credit Agreement, dated as of June 6, 2003, among the Company, the lenders party thereto and HSBC Bank USA, as agent (the “Evergreen Facility”), will either (i) remain outstanding on terms agreed upon between the Company and the lenders under the Evergreen Facility or as otherwise permitted by the Bankruptcy Code or (ii) be refinanced in whole or in part; (5) on the effective date of a plan of reorganization, the sole equity interests in reorganized RCN will consist of new common stock, the equity warrants described above and equity interests to be issued in any management incentive plan; and (6) on the effective date of a plan of reorganization, there will be no debt, security or other material obligation of reorganized RCN other than indebtedness or securities described above and obligations arising in the ordinary course of reorganized RCN’s business. In order to facilitate the restructuring, the Debtors filed voluntary petitions for reorganization under Chapter 11 as indicated above.

On May 27, 2004, the Company also announced that it entered into a commitment letter with Deutsche Bank pursuant to which Deutsche Bank may provide the Company with new financing upon the consummation of the plan of reorganization. The new financing will consist of (i) a $310 million first lien facility, including a $285 million term loan facility and a $25 million letter of credit facility, and (ii) a $150 million second lien facility. As contemplated, each of the facilities will be guaranteed by all of RCN’s wholly owned domestic subsidiaries and secured by substantially all the assets of RCN and its wholly owned domestic subsidiaries. Each of the facilities will contain prepayment provisions, covenants and events of default customary for facilities of this nature. Closing and funding for each of the facilities is subject to satisfaction of customary conditions precedent for facilities of this nature. In addition, the financing to be provided by Deutsche Bank is subject to material conditions that must be satisfied as of December 31, 2004 and include consummation of a plan of reorganization, no material adverse effect on the business, operations, financing or finances of RCN and its subsidiaries, no material change in market conditions or on the ability of Deutsche Bank to syndicate the new financing and the achievement of certain financial performance criteria. It is anticipated that each of the facilities will be funded into escrow following completion of syndication. Once the funds are escrowed, certain conditions to closing (including those related to a material adverse effect on RCN Corporation and syndication) will no longer be applicable. The funds will be released from escrow upon satisfaction of the remaining conditions, including consummation of the bankruptcy plan.

On June 11, 2004, the Company filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors as shown on the Company’s books and records on the Petition Date, subject to the assumptions contained in certain notes filed in connection therewith. All of the schedules are subject to further amendment or modification. The Bankruptcy Code provides for a claims reconciliation and resolution process. The Bankruptcy Court established August 11, 2004, as the deadline for submission of proofs of claim for general unsecured claims. A separate bar date for certain other government claims was established as November 23, 2004. In accordance with the bar date notice approved by the Bankruptcy Court, holders of certain pre-petition claims against the Debtors are required to file a proof of claim on or prior to the applicable bar date to be eligible to participate in any distribution of assets from the Debtors in connection with a plan of reorganization. Until filed claims are investigated and resolved, the ultimate number and amount of allowed claims cannot be determined. Because any recovery of allowed pre-petition claims is subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

The United States Trustee has appointed an official committee of unsecured creditors. The three-member committee of unsecured creditors consists of two-members of the Noteholders’ Committee and a third representing the indenture trustee for the Senior Notes. The official committee and its legal representatives generally have a right to be heard on all matters that come before the Bankruptcy Court.

The Company has not yet filed a plan of reorganization with the Bankruptcy Court. The understanding reached between RCN and certain of its creditors covers the broad economic terms of the financial restructuring and not all material terms expected to be contained in a plan of reorganization. The terms not binding on RCN or the creditors with whom it was negotiated and not all RCN stakeholders have participated in its negotiation. Therefore, there can be no assurance that the current agreement will result in a binding definitive agreement and a fully consensual plan of reorganization, or if such consensual plan of reorganization is filed, when or if such plan will be approved by all RCN stakeholders entitled to vote thereon and/or confirmed by the Bankruptcy Court. In addition, the implementation of a plan of reorganization is dependent upon a number of conditions typical in similar reorganizations, including court approval of the plan and related solicitation materials and approval by the requisite stakeholders of RCN. In addition, the financing by Deutsche Bank is subject to material conditions, as outlined above. There can be no assurances that these conditions or the other conditions to the financing will be met. Additional terms and conditions of a plan of reorganization will be set forth in a Disclosure Statement which after approval by the Bankruptcy Court will be sent to creditors and security holders entitled to vote on the plan of reorganization.

At this time, it is not possible to predict the effect of the Chapter 11 reorganization process on the Company’s business, various creditors and security holders, or when the Debtors will emerge from Chapter 11. The Company’s future results are dependent on its obtaining the Bankruptcy Court’s confirmation of, and the Company’s implementing, a plan of reorganization.

The ultimate recovery, if any, by creditors and shareholders will not be determined until confirmation of a plan of reorganization. No assurance can be given as to the value, if any, which will be ascribed in the bankruptcy proceedings to any of these constituencies. The restructuring, as currently contemplated, will likely result in a conversion the Company’s outstanding Senior Notes into equity and an extremely significant, if not complete, dilution of current equity. Accordingly, RCN urges appropriate caution be exercised with respect to existing and future investments in any of its securities.

On August 5, 2004, RCN announced that RCN Cable TV of Chicago, Inc., an indirect subsidiary of RCN Corporation, filed a voluntary petition for reorganization under chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District Court of New York (the “Bankruptcy Court”).

Available cash and temporary cash investments was $22,922 at June 30, 2004. In addition, at June 30, 2004 approximately $100,000 of cash was restricted under the terms of the Company’s Credit Facility. Because the Company’s cash and cash equivalents at June 30, 2004 and projected 2004 cash flows from operations are not sufficient to meet its anticipated cash needs for working capital, capital expenditures and other activities for the next twelve months, there is substantial doubt about the Company’s ability to continue as a going-concern.

During the six months ended June 30, 2004, net cash increased by $4,527. Net cash used in operating activities of $4,680 consisted of $126,882 in adjustments to reconcile net losses for non-cash items, which included $128,414 in depreciation and amortization, $3,127 for losses on accounts receivable, offset by equity in income in unconsolidated entities of $14,972. Furthermore, working capital provided $39,973. Investing activities provided $94,561 primarily from the sale of Carmel offset by property, plant and equipment. The Company repaid $85,354 of its long-term debt obligations.

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

At June 30, 2004 there were no outstanding loans under the Revolver. In accordance with the Amendment, the Revolver can also be utilized for letters of credit up to a maximum of $15,000. At June 30, 2004, there were $15,000 in letters of credit outstanding under the Revolver and the Company also had letters of credit outside the Revolver of $19,032 collateralized by restricted cash. As of June 30, 2004, a total of $422,197 was outstanding under Terms loans A and B.

Evergreen Facility

In June 2003, the Company entered into a $41,500 Commercial Term Loan and Credit Agreement (the “Evergreen Facility”) with Evergreen Investment Management Company, LLC and certain of its affiliates (“Evergreen”). Evergreen’s commitment initially expired September 4, 2003 but had been extended, and subsequently expired, on November 3, 2003. Any term loans made under the Evergreen Facility will mature on June 30, 2008. The interest rate on the Evergreen loans is 12.5% per annum; however, no cash interest is payable until April 1, 2006. The interest rate is subject to upward adjustment in the event the Company incurs new indebtedness within 90 days after closing at a higher rate. In the event the Company or certain of its subsidiaries receive net proceeds in respect of certain prepayment events such as asset sales or casualty events and such net proceeds are not applied to the repayment of amounts outstanding under the Credit Facility, the Company must repay the Evergreen loans in an aggregate amount equal to such net proceeds or use such proceeds to acquire telecommunications assets, or for working capital. Following the termination of the Credit Facility, the Company must apply 50% of the net proceeds from such assets sales or casualty events to repay the Evergreen loans and not to reinvestment. The Company must apply 50% of excess cash flow for each fiscal year commencing on the earlier of (i) the fiscal year ending December 31, 2007 or (ii) the fiscal year in which all amounts outstanding under the Credit Facility have been paid in full or the Credit Facility does not prohibit such payment to prepay the Evergreen loans, provided that any lender may waive its right to receive the amount of such mandatory prepayment, and any amount will be applied to the mandatory prepayment of other Evergreen loans on a pro rata basis. Evergreen has a second priority lien on substantially all assets of the Company. The Evergreen Facility contains affirmative covenants, negative covenants and events of default substantially similar to those set forth in the Credit Facility. Upon closing, the Company paid a 4% or $1,660 funding fee to Evergreen. As of June 30, 2004 approximately $29,332 was outstanding under the Evergreen Facility.

In connection with the signing of the Evergreen Facility, the Company issued warrants to Evergreen to purchase 4,150,000 shares of Common stock at an initial exercise price of $1.25 per share. The warrants are exercisable any time following three months from their issuance. The Company valued the warrants using the Black-Scholes pricing model, applying an expected life of 5 years, a weighted average risk-free rate of 3.5%, a volatility rate of 70% and a deemed value of Common stock of $1.67 per share. The estimated value of the warrant, $4,026 was recorded as a contra long-term debt liability to be amortized over the next 5 years. The balance of the debt discount was $3,153 at June 30, 2004.

The Company had the following contractual obligations at June 30, 2004:

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Senior Notes (1)	$—	$—	$—	$—	$—
Interest on aggregate debt (2)	12,758	356	4,847	7,555	—
Term Loans and Evergreen Facility	451,529	26,833	272,688	152,008	—
Capital Leases	10,187	643	3,151	564	5,829
Operating Leases	221,209	11,202	41,653	54,585	113,769
Nonbinding purchase and other commitments (3)	56,874	56,874	—	—	—

Total Contractual Obligations	$752,557	$95,908	$322,339	$214,712	$119,598

(1)	RCN’s estimate of its cash requirement for Senior Notes is based on the assumption that the Senior Notes will be converted into equity upon successful completion of Chapter 11. There can be no assurances that such conversion will take place.
(2)	RCN’s estimate of its cash requirement for interest payments is based on known future cash interest payments related to its fixed rate debt instruments, not subject to compromise under Chapter 11, as of June 30, 2004. These estimates also assume that the debt is repaid and not refinanced at maturity.
(3)	Includes unfulfilled purchase orders, construction commitments and various other commitments arising in the normal course of business.

At June 30, 2004, the Company had the following other commercial commitments:

Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Letters of Credit - Collateralized by Revolver	$15,000	$15,000	$—	$—	$—
Letters of Credit - Collateralized by Restricted Cash	19,032	69	3,662	210	15,091

Total Contractual Obligations	$34,032	$15,069	$3,662	$210	$15,091

Preferred Stock

The Company has two tranches of redeemable Preferred stock, Series A and Series B. At June 30, 2004 the Company had paid cumulative dividends in the amount of $651,972 in the form of additional Series A and B Preferred Stock. At June 30, 2004 the number of common shares that would be issued upon conversion of the Series A and B Preferred stock was 33,344,068.

As of the Petition Date, the Company ceased accreting interest and recording dividends on its Series A and B Preferred stock in the unaudited condensed consolidated statement of operations in accordance with SOP 90-7. Interest and dividends at the stated contractual amount on the Series A and B Preferred stock that was not charged to results of operations for the period May 27, 2004 through June 30, 2004 was approximately $12,929.

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

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus regarding Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128.” The issue addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance in applying the two-class method of calculating EPS once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This consensus is effective for the period ended June 30, 2004, and should be applied by restating prior period earnings per share. The Company has adopted EITF 03-6 and its adoption had no impact on the Company’s earnings per share.

In March 2004, the EITF reached a final consensus on Issue 03-16, “Accounting for Investments in Limited Liability Companies” (“EITF 03-16”). EITF 03-16 will require investors in limited liability corporations that have specific ownership accounts to follow the equity method accounting for investments that are more than minor (e.g. greater than 3% ownership interest) as prescribed in SOP 78-9, “Accounting for Investments in Real Estate Ventures” and EITF Topic No. D-46, “Accounting for Limited Partnership Investments”. Investors that do not have specific ownership accounts or minor ownership interests should follow the significant influence model prescribed in APB Opinion No. 18, “Accounting for Certain Investments in Debt and Equity Securities”, for corporate investments. EITF 03-16 excludes securities that are required to be accounted for as debt securities based on the guidance in paragraph 14 of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and EITF 99-20. EITF 03-16 is effective for quarters beginning after June 15, 2004 and should be applied as a change in accounting principle. The Company is currently evaluating the impact the adoption of EITF 03-16 will have on its financial position, results of operations and cash flows.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company has performed an evaluation of disclosure controls and internal controls over financial reporting. As reported in the 2003 Annual Report filed with the SEC on Form 10-K, given the impending restructuring and associated employee turnover, significant deficiencies in internal controls in the areas of non-customer payment processing, technical capital labor and customer adjustments were recently identified. The Company has enhanced policies and procedures surrounding technical capital labor and non-customer payment processing, and is in the process of putting in place enhanced policies and procedures to address customer adjustments. Additionally, as reported on Form 10-Q/A Amendment No. 1 for the three months ended March 31, 2004, Company employees identified material weaknesses in internal control surrounding oversight controls over non-routine transactions and the training of existing personnel, who took on additional responsibilities with respect to the use of accounting software. The Company plans to remediate these weaknesses through improvements to training and enhanced oversight over non-routine transactions.

All of these matters have been communicated to the Company’s Audit Committee. The known and estimable impact of these reportable conditions has been reported in the financial statements for the period June 30, 2004.

(b) Changes in Internal Controls

Except for the enhanced policies and procedures surrounding technical capital labor and non-customer deposits, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a - 15(f) and 15d - 15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

On May 5, 2004, RCN-Philadelphia and Newtown Borough reached an agreement in principle to settle all of the claims relating to the franchise agreement, including both the proceedings in the Court of Common Pleas of Bucks County and the U.S. District Court for the Eastern District of Pennsylvania. RCN-Philadelphia and Newtown Borough executed a settlement agreement on June 29, 2004 which terminated the franchise agreement.

Newtown Township, PA

In November 2001, Newtown Township, Pennsylvania served notice on the Company’s subsidiary, RCN Telecom Services of Philadelphia, Inc. (“RCN-Philadelphia”), alleging breach of the cable television franchise agreement between RCN-Philadelphia and the Township on the ground that RCN-Philadelphia failed to complete construction and fully activate the cable system within the time required pursuant to Section 6.1 of the agreement and also failed to complete an Institutional Network pursuant to Section 25A of the agreement. As a result of the alleged breach, the Township’s Board of Supervisors entered a judgment against RCN-Philadelphia in the amount of $2,192, representing the Township’s alleged damages through the end of the franchise term. RCN-Philadelphia then filed a petition for review and appeal of the Township’s judgment in the Court of Common Pleas for Bucks County, Pennsylvania. On July 2, 2003, the Court of Common Pleas denied the petition for review and affirmed the judgment against RCN-Philadelphia. RCN-Philadelphia appealed that decision to Commonwealth Court and oral argument on that appeal was held on March 3, 2004. On May 7, 2004, the Commonwealth Court affirmed the decision of the Court of Common Pleas. RCN-Philadelphia thereafter timely filed a Petition for Allowance of Appeal with the Supreme Court of Pennsylvania. That appeal is currently pending. While RCN-Philadelphia has raised numerous points on appeal, and believes that the issues raised warrant a reversal of the judgment in favor of Newtown Township, the law in this area is uncertain and the Company can make no assurances that RCN-Philadelphia will be successful in overturning the judgment. In addition to the appeal of the judgment in Newtown Township, RCN-Philadelphia has filed a proceeding in the U.S. District Court for the Eastern District of Pennsylvania, seeking a modification of the Newtown Township franchise agreement. The District Court entered summary judgment in favor of the Township on February 11, 2004. On March 3, 2004, RCN-Philadelphia filed an appeal of that decision with the U.S. Third Circuit Court of Appeals. This appeal is also pending.

City of Chicago, IL

As previously reported, in December 2003, the Company’s subsidiary, RCN Cable TV of Chicago, Inc. (“RCN-Chicago”), filed a modification petition under Section 625 of the Communications Act of 1934, 47 U.S.C. Section 545, with the City of Chicago’s Cable Television Commission seeking modification of certain of the franchise agreements with the City of Chicago. Notwithstanding the filing of the modification petition, in February 2004, the Commission declared the Company in default of the obligations of the franchise agreements for failure to construct in certain areas of the City and to make certain payments to the Chicago Access Corporation. As a result of these alleged defaults, and notwithstanding federal court cases holding that a local municipality may not impose sanctions on a cable operator for alleged violations of obligations that are the subject of a modification petition, the Commission assessed multiple fines of approximately $1 per day per alleged offense and per affected customer, some retroactive to January 7, 2004, and some continuing through the end of the franchise term in the year 2015. Although the precise calculation of the assessments is impossible to discern from the Commission’s resolutions, it has been reported that the City believes that they amount to approximately $1,000 per day in the aggregate. In connection with these claims, the City has drawn down the Company’s letters of credit and demanded payment in full on the Company’s performance bonds posted pursuant to the franchise agreements. On April 9, 2004, the Commission denied RCN-Chicago’s modification petition.

On August 5, 2004, RCN announced that RCN-Chicago filed a voluntary petition for reorganization under Chapter 11 in the United States Bankruptcy Court for the Southern District of New York. RCN-Chicago also sought relief, including injunctive relief, from the Bankruptcy Court under the Federal Communications Act and the Bankruptcy Code. The City of Chicago and RCN-Chicago agreed to a standstill with respect to the Company’s performance bonds pending a hearing before the Bankruptcy Court on an application for a preliminary injunction to prevent the City of Chicago from taking further action to enforce the franchise agreements subject to RCN-Chicago’s modification petition until the merits of the litigation are finally determined.

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

Daly City, CA

The City of Daly City and the Company’s subsidiary, RCN Telecom Services of California, Inc., now RCN Telecom Services, Inc. (RCN-California), entered into a Cable System Franchise Agreement, effective July 1, 1999. Section 3.1 of the Franchise Agreement provides: “No later than forty eight (48) months from the date of the first encroachment permit issued by Grantor to Grantee, Grantee shall construct, install, activate, operate and maintain, at its sole cost and expense, and make available to all residents of the City a Hybrid Fiber Coax HFC Subscriber Network designed for at least seven hundred fifty Megahertz (750 MHz), fully capable of carrying one hundred ten (110) NTSC video channels in the downstream direction and up to three (3) NTSC video channels in the upstream direction.” The City alleges that, pursuant to this provision, RCN-California was obliged to complete its Network and provide service to all residents of the City by no later than January 6, 2004. The City has issued a Notice to Correct Violation of Franchise Agreement and of Intent to Impose Liquidated Damages, dated June 1, 2004. The Notice states that such liquidated damages will consist of a daily fine of $200 for each day that the system is uncompleted or inoperative, and shall accrue effective from January 6, 2004. Pursuant to the Notice, “RCN must correct the violations and complete construction of the Subscriber Network within 30 days . . .. ” The City subsequently extended the period for response to the Notice 45 days, to August 14, 2004. On July 19, 2004, RCN-California was informed by the City of the City’s intention to proceed against the letter of credit provided by RCN-California pursuant to the Franchise Agreement. On July 22, 2004, RCN-California submitted to Daly City a petition for modification of its Daly City franchise to eliminate the requirements that RCN-California allegedly is in default of, based upon commercial impracticability. That petition is now pending. The Company cannot provide assurances that it will obtain satisfactory relief as a result of the petition for modification of its Daly City franchise. To the extent that the City is ultimately successful either in asserting a right to penalties through the remainder of the franchise terms or in obtaining a judgment requiring RCN-California to complete construction of the remaining areas of the City, such result(s) would have a material adverse effect on future performance.

In February, 2000, RCN-BecoCom and Level 3 Communications, LLC entered into a participants agreement relating to construction of certain facilities in Boston, Massachusetts. RCN-BecoCom notified Level 3 that it was withdrawing from participation in certain of the segments prior to the commencement of construction of those segments. Level 3 has disputed RCN-BecoCom’s right to withdraw and has demanded payment for RCN-BecoCom’s share of the charges for that construction in the amount of $1.7 million. Negotiations between RCN-BecoCom and Level 3 to resolve this dispute have been unsuccessful. On July 12, 2004, Level 3 filed a demand for arbitration under the participants agreement. The parties are in the process of selecting arbitrators. RCN-BecoCom believes that it has valid defenses to the claims by Level 3, but can make no assurances that RCN-BecoCom will be successful in the arbitration proceeding.

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

Item 5. Other Information

Updating Form 10-K, Part I, Item 1. Business

Employees

On March 25, 2004, Local 1101, Communications Workers of America (“CWA”) filed a petition with the New York Region (also known as Region 2) of the National Labor Relations Board (“NLRB”) seeking union representation of certain technical employees in the Company’s New York Market. The Company objected to the petition, and on April 7, 8, 14, and 15, 2004, a formal hearing was held before a hearing officer designated by the NLRB’s Regional Director for Region 2. On May 7, 2004, the Regional Director issued a Decision and Order Dismissing Petition (“Order of Dismissal”). The Order of Dismissal dismissed the CWA’s petition on the grounds that the unit of employees petitioned for by the CWA “does not constitute a unit appropriate for collective bargaining.” The CWA had fourteen (14) days to appeal the Order of Dismissal to the NLRB in Washington, D.C. No such appeal has been filed and the time to file such appeal has lapsed. The Company can provide no assurances at this time as to the ultimate outcome of the CWA’s efforts to unionize certain employees. The Company intends to continue to respond legally and proactively to unionization attempts. The Company’s goal is to retain the direct working relationship with its employees which the Company believes is necessary to meet its daily business challenges.

Updating Form 10-K, Part III, Item 10. Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

On July 21, 2004, the Company announced that David C. McCourt, Chairman and Chief Executive Officer of RCN, will lead a search committee to identify and select a successor to serve as RCN’s chief executive officer subject to approval by the new equity holders. Mr. McCourt will retain his role as Chairman of the Board and continue to act as Chief Executive Officer until the selection of that successor. In addition, the Company appointed Alfred Fasda, as Lead Director.

On July 1, 2004, the Company entered into a separation agreement with W. Terrell Wingfield, Jr., Senior Vice President – Legal Affairs. The separation agreement provided for Mr. Wingfield to continue to be paid his base salary of $225 and medical insurance coverage for a period of six months, (the “Severance Period”). During the Severance Period, any previously granted restricted stock and options will continue to vest. Following the expiration of the Severance Period, Mr. Wingfield will have ninety days to exercise any vested options or they will be deemed forfeited. In addition, upon the consummation of the Chapter 11 case filed by the Company, Mr. Wingfield will receive a cash bonus of $90.

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

(b.) Reports on Form 8-K

On April 1, 2004, RCN announced that it is continuing financial restructuring negotiations. In connection with the negotiations, RCN’s Lenders and Noteholders’ Committee agreed to extend expiration of their previously announced forbearance agreements until 11:59 p.m. on May 3, 2004. The press release with respect thereto is attached thereto as Exhibit 99.1.

On April 15, 2004, RCN announced that negotiations with its Lenders, Noteholders’ Committee and others on a consensual financial restructuring of its balance sheet are continuing. In connection with these negotiations, RCN said that it has chosen to defer the decision to make interest payments scheduled to be made on April 15, 2004, of approximately $8.0 million with respect to its 10% Senior Notes due 2007 and approximately $17.6 million with respect to its 11.125% Senior Discount Notes due 2007. The press release with respect thereto is attached thereto as Exhibit 99.1.

On May 3, 2004, RCN announced that it is continuing financial restructuring negotiations. In connection with the negotiations, RCN’s Lenders and Noteholders’ Committee agreed to extend expiration of their previously announced forbearance agreements until 11:59 p.m. on May 17, 2004. The Company also announced that its Common stock will be delisted from the Nasdaq SmallCap Market at the opening of business on May 12, 2004, and effective at the open of business on May 12, 2004, the Company’s Common stock may be immediately eligible for quotation on the OTC Bulletin Board with its present symbol of RCNC. The press release with respect thereto is attached thereto as Exhibit 99.1.

On May 10, 2004, RCN announced its results for the quarter ended March 31, 2004. The press release with respect thereto is attached thereto as Exhibit 99.1.

On May 17, 2004, RCN announced that negotiations with RCN’s Lenders and Noteholders’ Committee and others on a consensual financial restructuring of its balance sheet were continuing. In connection with these negotiations, the Company, the Lenders and certain members of the Noteholders’ Committee have agreed to extend expiration of their previously announced forbearance agreements until 11:59 p.m. on June 1, 2004. The press release with respect thereto is attached thereto as Exhibit 99.1.

On May 27, 2004, RCN announced that it and several of its non-operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 in the United States Bankruptcy Court for the Southern District of New York. The press release with respect thereto is attached thereto as Exhibit 99.1.

On June 9, 2004, RCN disclosed, at the request of the members of the Noteholders’ Committee and their advisors and pursuant to the terms of the their confidentiality agreements, specific non-public information, in the form of projected financial information provided during the course of restructuring negotiations, to the members of the Noteholders’ Committee and their advisors. However, this Form 8-K, which was furnished solely with a view toward compliance with Regulation FD, will not be deemed as an admission to the materiality of any information provided herein. The press release with respect thereto is attached thereto as Exhibit 99.1

On July 21, 2004, RCN announced that David C. McCourt, Chairman and CEO of RCN, will lead a search committee to identify and select a successor to serve as RCN’s chief executive officer subject to approval by the new equity holders. The press release with respect thereto is attached thereto as Exhibit 99.1

On August 4, 2004, RCN announced that it had deployed Voice over Internet Protocol technology in its Chicago market. The press release with respect thereto is attached thereto as Exhibit 99.1

On August 5, 2004, RCN announced that RCN Cable TV of Chicago, Inc., an indirect subsidiary of RCN, filed a voluntary petition for reorganization under Chapter 11 in the United States Bankruptcy Court for the Southern District of New York. The press release with respect thereto is attached thereto as Exhibit 99.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RCN Corporation
Date: August 16, 2004

/s/ PATRICK T. HOGAN
Patrick T. Hogan
Executive Vice President and Chief Financial Officer