Form 10-Q
period 2004-09-30
RCN CORP /DE/
filed 2004-11-16
CIK 1041858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock ($1.00 par value), as of October 31, 2004.

Class A Common stock	110,280,710

Class B Common stock	11,424,810

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the 1934 Securities and Exchange Act): ☒ Yes ☐ No

RCN CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

RCN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$121,358	$114,991	$363,899	$347,047
Costs and expenses, excluding non-cash stock based compensation, depreciation and amortization
Direct expenses	45,560	41,080	130,921	123,291
Operating and selling, general and administrative	65,791	74,608	189,497	225,520
Non-cash stock based compensation	1,069	3,123	3,702	7,970
Impairments (recoveries) and other charges, net (Note 6)	(1,450)	25,371	(1,688)	31,948
Depreciation and amortization	55,691	52,689	184,105	148,357

Operating loss	(45,303)	(81,880)	(142,638)	(190,039)
Investment income	633	1,724	2,218	5,418
Interest expense (contract expense of $44,170 and $126,782 for the three and nine months ended September 30, 2004, respectively (Note 15))	15,499	43,496	87,112	138,401
Gain on early extinguishment of debt	—	45,733	—	45,733
Other income (expense), net	(304)	644	129	9,082

Loss from continuing operations before reorganization items and income taxes	(60,473)	(77,275)	(227,403)	(268,207)
Reorganization items, net (Note 12)	12,947	—	29,644	—
Income tax benefit	—	(12)	—	—

Loss from continuing operations before equity in unconsolidated entities	(73,420)	(77,263)	(257,047)	(268,207)
Equity in income (loss) of unconsolidated entities	(1,661)	7,730	13,311	18,417

Net loss from continuing operations	(75,081)	(69,533)	(243,736)	(249,790)
Discontinued operations, net of tax of $0 (Note 5)
Income (loss) from discontinued operations, (including net gain (loss) on disposal of ($67), $155, $88,120 and $166,144, in the three and nine months ended September 30, 2004 and 2003, respectively)	(364)	2,704	89,744	174,125

Net loss	(75,445)	(66,829)	(153,992)	(75,665)
Preferred dividend and accretion requirements (contract dividend and accretion of $33,961 and $99,792 for the three and nine months ended September 30, 2004, respectively (Note 16))	—	43,705	52,902	128,946

Net loss to common shareholders	$(75,445)	$(110,534)	$(206,894)	$(204,611)

Basic and diluted loss per common share (Note 9)
Net loss from continuing operations	$(0.61)	$(1.02)	$(2.43)	$(3.42)

Net income from discontinued operations	0.00	0.02	0.73	1.57

Net loss to common shareholders	$(0.61)	$(1.00)	$(1.70)	$(1.85)

Weighted average shares outstanding, basic and diluted	122,267,810	111,401,962	122,268,090	110,712,231

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and temporary cash investments	$28,003	$18,395
Short-term investments	68,398	—
Accounts receivable from related parties	6,254	13,329
Accounts receivable, net of reserve for doubtful accounts of $3,425 and $5,923	44,271	45,378
Unbilled revenues	695	1,105
Interest receivable	1,089	1,170
Prepayments and other current assets	21,841	33,064
Short-term restricted investments	—	134,205
Current assets of discontinued operations	—	2,375

Total current assets	170,551	249,021
Property, plant and equipment, net of accumulated depreciation of $1,013,995 and $900,458	751,550	908,009
Investments in joint ventures and equity securities	212,107	202,095
Intangible assets, net of accumulated amortization of $18,141 and $18,266	1,373	1,503
Goodwill, net of accumulated amortization of $10,530 and $10,530	6,130	6,130
Long-term restricted investments	131,014	100,000
Deferred charges and other assets	25,953	34,430
Noncurrent assets of discontinued operations	—	28,168

Total assets	$1,298,678	$1,529,356

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt (Note 7)	$448,429	$1,654,585
Accounts payable	25,771	22,697
Accounts payable to related parties	3,142	3,715
Advance billings and customer deposits	28,753	26,906
Accrued exit costs (Note 6)	10,834	38,095
Accrued expenses	90,896	140,205
Current liabilities of discontinued operations	—	3,330

Total current liabilities	607,825	1,889,533

Other deferred credits	6,315	6,398
Liabilities subject to compromise (Note 13)	1,205,165	—
Commitments and contingencies
Redeemable preferred stock, Series A, convertible, par value $1 per share; 708,000 shares authorized, 353,289 and 347,213 shares issued and outstanding, respectively (Note 16)	350,362	340,293
Redeemable preferred stock, Series B, convertible, par value $1 per share; 2,681,931 shares authorized, 1,222,250 and 1,201,228 shares issued and outstanding, respectively (Note 16)	1,474,850	1,432,017
Shareholders’ deficit:
Preferred stock, par value $1 per share, 21,610,069 authorized, none issued and outstanding	—	—
Class A Common stock, par value $1 per share, 500,000,000 shares authorized, 112,163,061 and 112,151,560 shares issued and 110,846,501 and 110,835,000 shares outstanding, respectively	112,163	112,152
Class B Common stock, par value $1 per share, 400,000,000 shares authorized, 11,424,810 issued and outstanding	11,425	11,425
Additional paid-in-capital	2,153,614	2,150,418
Cumulative translation adjustments	(17,288)	(13,990)
Unearned compensation expense	(90)	(342)
Unrealized (depreciation) appreciation on investments	(126)	240
Treasury stock, 1,260,254 and 1,316,560 shares at cost	(10,166)	(10,310)
Accumulated deficit	(4,595,371)	(4,388,478)

Total shareholders’ deficit	(2,345,839)	(2,138,885)

Total liabilities, redeemable preferred stock and shareholders’ deficit	$1,298,678	$1,529,356

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	For the Nine months ended September 30, 2004	For the Nine months ended September 30, 2003
Cash flows from operating activities
Net loss	$(153,992)	$(75,665)
Income from discontinued operations	(1,624)	(7,981)
Gain on sale of discontinued operation	(88,120)	(166,144)

Net loss from continuing operations	(243,736)	(249,790)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Accretion of discounted debt	2,692	13,386
Amortization of financing costs	7,851	13,410
Non-cash stock based compensation expense	3,702	7,970
Gain on sale of assets	—	(8,118)
Gain on early extinguishment of debt		(45,733)
Depreciation and amortization	184,105	148,357
Deferred income taxes, net	—	(2,503)
Provision for losses on accounts receivable	7,542	11,248
Equity in income of unconsolidated entities	(13,311)	(18,417)
Impairments (recoveries) and special charges	(1,688)	31,948

	(52,843)	(98,242)
Net change in working capital	83,271	(62,301)

Net cash provided by (used in) continuing operations	30,428	(160,543)
Cash (used in) provided by discontinued operations	(3,246)	1,906

Net cash provided by (used in) operating activities	27,182	(158,637)

Cash flows from investing activities:
Additions to property, plant and equipment	(37,518)	(49,499)
(Increase) decrease in short-term investments	(68,398)	227,641
Proceeds from sale of assets	—	2,628
Proceeds from sale of discontinued operations	120,203	242,844
Discontinued operations	(402)	(2,191)
Decrease (increase) in investments restricted for debt service	68,398	(224,156)

Net cash provided by investing activities	82,283	197,267

Cash flows from financing activities:
Repayment of long-term debt	(98,780)	(53,493)
Repayment of capital lease obligations	(1,077)	(1,427)
Payments made for debt financing costs	—	(13,995)
Proceeds from the issuance of long-term debt	—	27,806
Proceeds from the exercise of stock options	—	53

Net cash used in financing activities	(99,857)	(41,056)

Net increase (decrease) in cash and temporary cash investments	9,608	(2,426)
Cash and temporary cash investments at beginning of period	18,395	49,365

Cash and temporary cash investments at end of period	$28,003	$46,939

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest (net of $461 and $681 capitalized as of September 30, 2004 and 2003, respectively)	$23,370	$104,582

Income taxes	$—	$86

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCN CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

(Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

1. PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

RCN Corporation (referred to, together with its subsidiaries, unless the context requires otherwise, as “RCN” or the “Company”), Hot Spots Productions, Inc., RCN Finance, LLC, RLH Property Corporation, TEC Air, Inc., RCN Cable TV of Chicago, Inc., RCN Entertainment, Inc., ON TV Inc., 21st Century Telecom Services, Inc. and RCN Telecom Services of Virginia, Inc. (collectively “the Debtors”) have filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United Sates Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). RCN Corporation, Hot Spots Productions, Inc., RCN Finance, LLC, RLH Property Corporation and TEC Air, Inc. each filed Chapter 11 petitions on May 27, 2004. RCN Cable TV of Chicago, Inc. filed its Chapter 11 petition on August 5, 2004. RCN Entertainment, Inc., ON TV, Inc., 21st Century Telecom Services, Inc. and RCN Telecom Services of Virginia, Inc. each filed Chapter 11 petitions on August 20, 2004. The cases of all of the Debtors are jointly administered under case number 04-13638 (RDD). The Debtors are currently operating their business as debtors-in-possession pursuant to the Bankruptcy Code.

As debtors-in-possession under Chapter 11, the Debtors are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. The Company can offer no assurances that in the future, additional subsidiaries will not file Chapter 11.

In connection with the Chapter 11 filings, RCN obtained a waiver from its existing senior secured lenders (“Lenders”) that waives any events of default caused by the Chapter 11 filings and amends the minimum cash requirements under its existing senior secured credit facility. The Debtors have also obtained Bankruptcy Court authorization to use the existing Lenders’ cash collateral to fund ongoing operations and administrative expenses, subject to certain terms and conditions agreed upon with the existing Lenders, which include the following: unrestricted cash must be used first based on a 13 week cash flow budget, a 13 week cash flow budget must be provided to the Administrative Agent for the Lenders monthly, certain minimum cash balance requirements must be met and additional reporting requirements to the Administrative Agent for the Lenders summarizing the results of operations. The current authorization to use cash collateral expires on November 19, 2004. The Company is currently in discussions with the Lenders to extend the authorization to use cash collateral on a consensual basis. There can be no assurance that the Company will be able to obtain authority to use cash collateral beyond November 19, 2004.

Under Section 362 of the Bankruptcy Code, actions to collect pre-petition indebtedness from the Debtors, as well as most other pending pre-petition litigation, are stayed. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to compromise under a plan of reorganization.

On August 20, 2004, RCN and certain other Debtors filed a Joint Plan of Reorganization (as amended, the “Plan”) and Disclosure Statement with respect to the Plan (as amended, the “Disclosure Statement”) with the Bankruptcy Court. On October 13, 2004, the Bankruptcy Court entered an order approving the Disclosure Statement, as amended, for all of the Debtors. In addition, on October 13, 2004, the Bankruptcy Court entered an order approving the Debtors’ solicitation procedures motion, which authorizes the Debtors to solicit votes pursuant to the Disclosure Statement to approve the Plan from certain creditors and interest holders. A copy of the Plan and Disclosure Statement is available at www.rcnplan.com or by contacting Financial Balloting Group LLC at (646) 282-1800.

As set forth in the Disclosure Statement, the Plan provides, for among other things, (i) the Lenders’ claims to be repaid in full in cash, (ii) the Evergreen Facility to be reinstated as modified pursuant to the terms of the restructured Evergreen Facility, (iii) the distribution to holders of RCN general unsecured claims of cash equal to no more that $12,500 (for those making the cash election) and 100% of the new common stock of reorganized RCN, subject to dilution by (a) the exercise of the management incentive options and the new warrants and (b) the conversion of any convertible second-lien notes, (iv) the distribution to holders of subsidiary general unsecured claims of cash equal to 100% of the amount of each allowed subsidiary general unsecured claim and (v) if the holders of RCN general unsecured claims as a class vote to accept the Plan, the distribution of (a) new warrants to purchase common stock of reorganized RCN in an amount equal to 1.75% of the new common stock to holders of preferred interests if the holders of preferred interests, voting as a class, vote to accept the plan and (b) new warrants to purchase common stock of reorganized RCN in an amount equal to .25% of the new common stock to holders of common stock equity interests. Thus, the new warrants will be exercisable into two percent of the new common stock of reorganized RCN (before giving effect to the management incentive options and conversion of any convertible second-lien notes) at a strike price of $34.16 per share. The foregoing summary is not intended to be, nor should it be construed as, a solicitation for a vote on the Plan.

The confirmation and effectiveness of the Plan are subject to material conditions precedent. There can be no assurance that those conditions will be satisfied.

The Debtors presently intend to consummate the Plan promptly after confirmation of the Plan. There can be no assurance, however, as to when and whether confirmation of the Plan and the effective date actually will occur.

On May 27, 2004, RCN announced that it had entered into a commitment letter with Deutsche Bank Securities, Inc. (“Deutsche Bank”) pursuant to which Deutsche Bank has committed to provide the Company with new financing upon the consummation of a plan of reorganization. The specific terms of the financial commitment are discussed in Note 3, Operations and Liquidity, below. In addition, the financing to be provided by Deutsche Bank is subject to material conditions that must be satisfied as of December 31, 2004 and, include consummation of a plan of reorganization, no material adverse financial effect on the business, operations, financing or finances of RCN and its subsidiaries, no material change in market conditions or on the ability of Deutsche Bank to syndicate the new financing and the achievement of certain financial performance criteria. There can be no assurances that the conditions to the financing will be met.

The United States Trustee has appointed an official committee of unsecured creditors comprised of certain bondholders and the indenture trustee for the Senior Notes. The official committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court.

At this time, it is not possible to predict the effect of the Chapter 11 reorganization process on the Company’s business, various creditors and security holders, or when the Debtors will emerge from Chapter 11. The Company’s future results are dependent on its obtaining the Bankruptcy Court’s confirmation of, and the Company’s implementing, a plan of reorganization.

The ultimate recovery, if any, by creditors and shareholders will not be determined until confirmation of a plan of reorganization. No assurance can be given as to the value, if any, which will ultimately be ascribed in the bankruptcy proceedings to any of these constituencies. The restructuring, as currently contemplated in the Disclosure Statement approved by the Bankruptcy Court on October 13, 2004, will result in a conversion of the Company’s outstanding Senior Notes into equity and an extremely significant, if not complete, dilution of current equity. Accordingly, RCN urges appropriate caution be exercised with respect to existing and future investments in any of its securities.

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, which consist of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the period ended September 30, 2004 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s December 31, 2003 Annual Report on Form 10-K and Amendment No. 1 thereto filed on Form 10-K/A with the SEC.

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

Upon emergence from bankruptcy, the amounts reported in subsequent financial statements could materially change due to the restructuring of the Company’s assets and liabilities as a result of any plan of reorganization and the application of the provision of SOP 90-7 with respect to reporting upon emergence from Chapter 11. Changes in accounting principles required under GAAP within twelve months of emerging from bankruptcy are required to be adopted at the date of emergence. Additionally, the Company may choose to make changes in accounting practices and policies at that time. For all these reasons, the financial statements for periods subsequent to emergence from Chapter 11 may not be comparable with those of prior periods.

As a result of the current financial position of the Company, there are a number of material risks and uncertainties surrounding its operating results, including those associated with Chapter 11. There are also numerous material operational risks inherent in the telecommunications industry. Each of these risks and uncertainties could have a material adverse impact on the Company’s financial condition and operating results. The information contained in the Report, particularly the risk factors, should be carefully reviewed along with other documents filed with the SEC. Some of the statements and information contained in the Report are “forward-looking,” outlining future expectations or projections of results of operations or financial conditions. Such forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those outlined in the Report. The forward-looking information is based on information currently available to the Company’s Management. Actual results could differ materially from anticipated results contained in any forward-looking statements in the Report.

3. OPERATIONS AND LIQUIDITY

As outlined in Note 1, Proceedings Under Chapter 11 of the Bankruptcy Code, at this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on the Company’s business. Although the Disclosure Statement has been approved by the Bankruptcy Court, the Plan remains subject to Bankruptcy Court approval and satisfaction of Bankruptcy Code requirements, including requisite stakeholder approval. Additionally, consummation of the Plan remains subject to a number of conditions typical in similar reorganizations, including closing of the Deutsche Bank credit facility.

On May 26, 2004, the Company entered into a commitment letter with Deutsche Bank pursuant to which Deutsche Bank has committed to provide the Company with new financing upon the consummation of the plan of reorganization. The new financing is expected to consist of (i) a $310 million first lien facility, including a $285 million term loan facility and a $25 million letter of credit facility, and (ii) a $150 million second lien facility. Each of the facilities will be guaranteed by all of RCN’s wholly owned domestic subsidiaries and secured by substantially all the assets of RCN and its wholly owned domestic subsidiaries. On October 22, 2004, RCN filed a motion with the Bankruptcy Court seeking approval of an amendment to the Deutsche Bank commitment to increase the new first lien term loan facility by $20 million. Each of the facilities will contain prepayment provisions, covenants and events of default customary for facilities of this nature. Closing and funding for each of the facilities is subject to satisfaction of customary conditions precedent for facilities of this nature. In addition, the financing to be provided by Deutsche Bank is subject to material conditions that must be satisfied as of December 31, 2004 and include consummation of a plan of reorganization, no material adverse effect on the business, operations, financing or finances of RCN and its subsidiaries, no material change in market conditions or on the ability of Deutsche Bank to syndicate the new financing and the achievement of certain financial performance criteria.

On November 3, 2004, the Company received commitments to purchase, subject to Bankruptcy Court approval, $150 million aggregate principle amount of its Convertible Second-Lien Notes (the “Second Lien Notes”) from D.E. Shaw Laminar Lending II, Inc. and certain members of the Company’s creditors’ committee. The Second Lien Notes will also be offered to creditors of the Company who are institutional “accredited investors” within the meaning of Rule 501 of the Securities Act. The term of the Second-Lien Notes will be 7 ½ years, provided, however, in no event will the maturity date occur on or after the maturity date of the Company’s restructured Evergreen credit facility (see Liquidity and Capital Resources for additional discussion regarding the restructured Evergreen credit facility). The interest rate on the Second lien Notes is 7.5%, payable semiannually on July 15 and January 15, commencing on July 15, 2005.

In addition, the financing to be provided by the Second Lien Note purchasers is subject to conditions that must be satisfied at funding and include consummation of a plan of reorganization, no material adverse effect on the business, operations, financing or finances of RCN and its subsidiaries and no material change in the ability of the Company and its subsidiaries to perform their obligations in connection with the Second Lien Notes.

Available cash and temporary cash investments was $28,003 at September 30, 2004. In addition, at September 30, 2004 approximately $100,000 of cash was restricted under the terms of the Company’s Credit Facility and approximately $31,014 was restricted as collateral for letters of credit and deposits related to insurance claims. Because the Company’s cash and cash equivalents at September 30, 2004 and projected 2004 cash flows from operations are not sufficient to meet its anticipated cash needs for working capital, capital expenditures and other activities for the next twelve months, there is substantial doubt about the Company’s ability to continue as a going-concern.

4. CHANGE IN ACCOUNTING ESTIMATES

In connection with the Company’s fourth quarter 2003 asset impairment assessment, the Company reviewed the useful life estimates of its long-lived assets. The Company capitalizes the cost of technical labor and material associated with the installation of new customers. Effective January 1, 2004 the Company changed the useful life of these assets to 5 years from 10. This represents a change in accounting estimate. The change resulted in approximately $13,368 and $56,171 of additional depreciation expense for the three and nine months ended September 30, 2004, respectively.

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

5. DISCONTINUED OPERATIONS

On March 8, 2004, the Company closed the sale of its Carmel, New York (“Carmel”) cable system assets and customers serviced by this network for net cash proceeds of approximately $120,203. The Carmel network served approximately 29,000 customers. The transaction was structured as an asset purchase, with the buyer assuming certain liabilities related to the business. The Company recorded a gain of approximately $89,778 from sale of the assets of the discontinued operations net of taxes and transaction fees, during the first quarter of 2004. In the second quarter the gain was reduced by $2,104 to $87,674 primarily due to establishing a reserve on the escrow based on claims made during the quarter by the buyer. During the third quarter of 2004 the gain was reduced by approximately $41 to $87,633. At September 30, 2004, approximately $5,007 of the cash proceeds from the sale of assets are being held in an escrow account for potential losses for which the purchaser of the Carmel cable system may be entitled to indemnification under the terms of the agreement governing the sale of the Carmel cable system. This amount is included in prepayments and other current assets on the balance sheet. This amount, less any claims, is expected to be released to the Company by March 9, 2005.

In accordance with SFAS No. 144, the results of operations for Carmel are reported as discontinued operations and depreciation and amortization were no longer recognized on assets to be sold since the date of the agreement. The following are the summarized results of the Carmel operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$—	$7,317	$5,928	$21,369
Direct expenses	3	2,395	1,853	6,834
Operating and selling, general and administrative, and depreciation and amortization expense	287	2,447	2,513	9,143
(Loss) Income before tax	(290)	2,513	1,566	5,445
(Loss) Income after tax	$(290)	$2,513	$1,566	$5,445

The current and noncurrent assets and liabilities of the Carmel operation were as follows:

December 31, 2003
Current assets
Accounts receivable from related parties	$19
Accounts receivable, net of reserve for doubtful accounts	2,221
Other current assets	135

Current assets of discontinued operations	$2,375

Noncurrent assets
Property, plant and equipment, net	$28,168

Noncurrent assets of discontinued operations	$28,168

Current liabilities
Accounts payable from related parties	$16
Account payable	293
Advance billings and customer deposits	662
Deferred revenue	616
Accrued liabilities	1,743

Current liabilities of discontinued operations	$3,330

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

In accordance with SFAS No. 144, the results of operations for central New Jersey are reported as discontinued operations and depreciation and amortization were no longer recognized on assets to be sold since the date of the agreement. The following are the summarized results of the central New Jersey operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$—	$—	$—	$7,428
Direct expenses	—	—	—	2,912
Operating and selling, general and administrative, and depreciation and amortization expense	7	28	(58)	2,031
(Loss) income before tax	(7)	191	58	2,536
(Loss) income after tax	$(7)	$191	$58	$2,536

6. IMPAIRMENT CHARGES (RECOVERIES) AND ACCRUED EXIT COSTS

The total asset impairment (recoveries) and other charges are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Abandoned assets	$—	$15,477	$1,683	$15,477
Exit costs (recoveries) for excess facilities - net	(1,450)	9,894	(3,371)	16,471

Total impairment (recoveries) and other charges	$(1,450)	$25,371	$(1,688)	$31,948

The Company reviews its facility requirements against lease obligations to identify excess space and opportunities to consolidate, exit or sublease excess facilities. As transactions occur, exit costs are recognized accordingly. Costs to exit excess real estate facilities during the three months ended September 30, 2004 and 2003, the Company recognized approximately $51 and $10,201 and during the nine months ended September 30, 2004 and 2003, the Company recognized approximately $3,471 and $16,791, respectively of additional accrued costs to exit excess real estate facilities. Additionally, during the nine months ended September 30, 2004, the Company abandoned approximately $2,627 in furniture and fixtures as additional consideration, as part of a real estate lease settlement. During the three months ended September 30, 2004 and 2003, the Company recognized approximately $1,501 and $307, and during the nine months ended September 30, 2004 and 2003, the Company recognized approximately

$9,469 and $320, respectively, of recoveries resulting from settlements and changes in estimates related to certain lease obligations as a result of negotiations with landlords and/or better than expected sublease rentals.

The Company is continuing to review its obligations under the associated franchise agreements due to the decisions not to complete the development of certain markets. The estimated costs less recoveries associated to exit certain franchises for the three and nine months ended September 30, 2004 and 2003 were $(3,322), $0, $(6,284) and $(250) respectively, and were included in the Operating, selling, general & administrative expense line. Additionally, during the three months ended September 30, 2004, $7,268 was reclassified to liabilities subject to compromise related to Debtors that filed Chapter 11 during the quarter.

Based on the Company’s revised business plan, previously planned expansion projects were abandoned. This stoppage is deemed to be other than temporary. The cost related to these abandoned assets is $1,683, which was recorded during the three months ended June 30, 2004.

The total activity for the nine months ended September 30, 2004 for accrued exit costs, representing estimated damages, costs and penalties relating to franchises and real estate facilities is presented below.

	Exit Costs
	Franchise	Facility	Total
Balance, December 31, 2003	$16,833	$21,262	$38,095
Additional accrued costs	40	2,507	2,547
Recoveries	(622)	(6,956)	(7,578)
Payments	(1,157)	(2,073)	(3,230)

Balance, March 31, 2004	15,094	14,740	29,834

Additional accrued costs	150	913	1,063
Recoveries	(2,530)	(1,012)	(3,542)
Payments	(33)	(1,807)	(1,840)

Balance, June 30, 2004	12,681	12,834	25,515

Additional accrued costs	960	51	1,011
Recoveries	(4,282)	(1,501)	(5,783)
Reclass to liabilities subject to compromise	(7,268)	—	(7,268)
Payments	(938)	(1,703)	(2,641)

Balance, September 30, 2004	$1,153	$9,681	$10,834

Recoveries are recorded when sublease or settlement agreements are executed at more favorable rates than originally anticipated or franchise issues are resolved for lower expense than anticipated.

7. LONG-TERM DEBT

Because the Company’s cash, cash equivalents and short-term investments at September 30, 2004 and projected 2004 cash flows from operations are not sufficient to meet its anticipated cash needs for working capital, capital expenditures and other activities for the next twelve months, there is substantial doubt about the Company’s ability to continue as a going-concern. Accordingly, the Company has classified all its outstanding debt that is not subject to compromise under Chapter 11 as current.

Long-term debt, including capital leases, outstanding at September 30, 2004 and December 31, 2003 is as follows:

	September 30, 2004	December 31, 2003
Long-term Debt Not Subject to Compromise:
Term Loans	$407,964	$506,744
Evergreen Facility	30,548	27,252
Senior Notes 10% due 2007	—	160,879
Senior Discount Notes 11.125% due 2007	—	315,995
Senior Discount Notes 9.8% due 2008	—	290,289
Senior Discount Notes 11% due 2008	—	139,472
Senior Notes 10.125% due 2010	—	202,871
Capital Leases	9,917	11,084

Total Debt Not Subject to Compromise	448,429	1,654,585
Due with in one year	448,429	1,654,585

Total Long-Term Debt	$—	$—

Long-term Debt Subject to Compromise:
Senior Notes 10.00% due 2007	160,879	—
Senior Discount Notes 11.125% due 2007	315,995	—
Senior Discount Notes 9.80% due 2008	290,289	—
Senior Discount Notes 11.00% due 2008	139,472	—
Senior Notes 10.125% due 2010	202,871	—

Total Debt Subject to Compromise	$1,109,506	$—

In accordance with the Credit Agreement, the Company repaid approximately $62,400 in Term Loans from the proceeds from the sale of Carmel during the quarter ended March 31, 2004. As a result of the $62,400 repayment, the Company wrote down an additional $1,897 of unamortized debt issuance costs during the nine months ended September 30, 2004.

Contractual maturities of long-term debt over the next 5 years are as follows:

For the period October 1, 2004 through December 31, 2004	$12,974
For the year ended December 31, 2005	69,210
For the year ended December 31, 2006	206,629
For the year ended December 31, 2007	122,943
For the year ended December 31, 2008	36,673

$448,429

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

The table below reflects the fair value of Incentive Stock Option (“ISO”) and Outperform Stock Option (“OSO”) grants during the three and nine months ended September 30, 2004 and 2003, respectively.

	Three Months Ending September 30,				Nine Months Ending September 30,
	2004		2003		2004		2003
	Granted	Fair Value	Granted	Fair Value	Granted	Fair Value	Granted	Fair Value
ISO	—	$—	—	$—	—	$—	111,200	$88
OSO	—	$—	—	$—	—	$—	750,000	$423

As of September 30, 2004 the Company has not recorded approximately $326 of unamortized compensation expense in its financial statements for ISOs previously granted as of September 30, 2004. The unamortized compensation expense is recognized over the ISO’s vesting period, which is three years.

As of September 30, 2004 the Company has not recorded approximately $3,044 of unamortized compensation expense in its financial statements for OSOs previously granted as of September 30, 2004. The unamortized compensation expense is recognized over the OSO’s vesting period, which is five years.

Non-cash stock based compensation was recognized in connection with the following plans in the following amounts during the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
ISO	$257	$636	$771	$1,895
OSO	725	1,197	2,176	3,719
Employee Stock Purchase	—	101	98	330
Restricted Stock	87	1,189	657	2,026

Total	$1,069	$3,123	$3,702	$7,970

As of September 30, 2004, the Company had unearned compensation costs of approximately $90 related to restricted stock which is being amortized to expense over the restriction period.

Redeemable Preferred Stock

At September 30, 2004, the Company had paid cumulative dividends in the amount of $107,078 in the form of additional Series A Preferred stock. At September 30, 2004, the number of common shares that would be issued upon conversion of the Series A Preferred stock was 9,224,446.

At September 30, 2004, the Company had paid cumulative dividends in the amount of $544,894 in additional shares of Series B Preferred stock. At September 30, 2004, the number of common shares that would be issued upon conversion of the Series B Preferred stock was 24,119,622.

See Note 16, Preferred Dividends, for additional discussion relating to dividends on the Series A and B Preferred stock.

9. LOSSES PER SHARE

Basic loss per share is computed based on net loss after Preferred stock dividend and accretion requirements divided by the weighted average number of shares of Common stock outstanding during the period.

Diluted loss per share is computed based on net loss after Preferred stock dividend and accretion requirements divided by the weighted average number of shares of Common stock outstanding during the period after giving effect to convertible securities considered to be dilutive Common stock equivalents. The conversion of Preferred stock and stock options during the periods in which the Company incurs a loss from continuing operations before giving effect to gains from the sale of the discontinued operations is not assumed since the effect is anti-dilutive. The number of shares of Preferred stock and stock options that would have been assumed to be converted and have a dilutive effect if the Company had income from continuing operations during the three and nine months ended September 30, 2004 is 33,344,068. The number of shares of Preferred stock and stock options that would have been assumed to be converted and have a dilutive effect if the Company had income from continuing operations in the three and nine months ended September 30, 2003 is 44,039,666 and 43,190,580, respectively.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss from continuing operations	$(75,081)	$(69,533)	$(243,736)	$(249,790)
(Loss) income from discontinued operations, net of tax	(364)	2,704	89,744	174,125

Net loss	(75,445)	(66,829)	(153,992)	(75,665)
Preferred dividend and accretion requirements	—	43,705	52,902	128,946

Net loss to common shareholders	$(75,445)	$(110,534)	$(206,894)	$(204,611)

Basic and diluted loss per average common share:
Weighted average shares outstanding	122,267,810	111,401,962	122,268,090	110,712,231

Loss per average common share from continuing operations	$(0.61)	$(1.02)	$(2.43)	$(3.42)

Gain from discontinued operations	0.00	0.02	0.73	1.57

Net loss to common shareholders	$(0.61)	$(1.00)	$(1.70)	$(1.85)

10. COMPREHENSIVE LOSS

The Company primarily has three components of comprehensive loss: net loss, cumulative translation adjustments and unrealized appreciation (depreciation) on investments. The following table reflects the components of comprehensive loss and its effect on net loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(75,445)	$(66,829)	$(153,992)	$(75,665)
Cumulative foreign currency translation loss	—	—	(3,298)	(6,773)
Unrealized appreciation (depreciation) on investments	67	(925)	(366)	(1,030)

Comprehensive loss	$(75,378)	$(67,754)	$(157,656)	$(83,468)

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

12. REORGANIZATION ITEMS, NET

Reorganization items, net represent amounts the Company incurred as a result of the Chapter 11 process and are presented separately in the unaudited condensed consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Professional fees	$11,486	$—	$25,717	$—
Employee costs	1,653	—	4,183	—
Interest income	(192)	—	(256)	—

Total	$12,947	$—	$29,644	$—

Cash paid for reorganization items during the three and nine months ended September 30, 2004 was $485 and $15,829, respectively.

The following paragraphs provide additional information relating to the above reorganization items:

•	Professional fees - Professional fees include financial, legal and valuation services directly associated with the reorganization process.

•	Employee costs - The Company has implemented a Bankruptcy Court approved retention plan that provides for cash incentives to key members of the Company’s management team. The retention plan is a milestone-based plan expected to encourage employees to continue their employment through the reorganization process.

•	Interest income - Interest income represents interest income earned by the Debtors as a result of excess cash balances due to the Chapter 11 filing.

13. LIABILITIES SUBJECT TO COMPROMISE

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

Notices to creditors and equity holders of the commencement of the cases were mailed on June 10, 2004 and September 15, 2004. The Bankruptcy Court established August 11, 2004 as the general deadline for submission of proofs of claim for general unsecured claims against the Debtors that filed Chapter 11 petitions on May 27, 2004, and October 1, 2004 as the bar date for Debtors that filed Chapter 11 petitions thereafter. Separate bar dates for certain other government claims are November 23, 2004, February 1, 2005 and February 15, 2005 for the Debtors that filed Chapter 11 petitions on May 27, 2004, August 5, 2004 and August 20, 2004, respectively. In accordance with the bar date notices approved by the Bankruptcy Court, holders of certain pre-petition claims against the Debtors are required to file a proof of claim on or prior to the applicable bar date to be eligible to participate in any distribution of assets from the Debtors in connection with a plan of reorganization.

Over 2,000 claims totaling approximately $1,350,000 were filed prior to the general bar dates. Until such claims are investigated and resolved, the ultimate number and amount of allowed claims cannot be determined.

The Debtors have been engaged in the process of evaluating the proofs of claim filed in their Chapter 11 cases to determine whether objections seeking the disallowance, reclassification, or the reduction of certain asserted claims should be filed. As a result of this review, on September 21, 2004, the Debtors filed their first objection to claims (the “First Omnibus Objection”). Pursuant to the First Omnibus Objection, the Bankruptcy Court disallowed, expunged, or subordinated approximately 91.6% of the Claims filed in the Chapter 11 cases. A majority of the claims subject to the First Omnibus Objection related to the Debtors’ common stock or debt securities. Certain of the larger claims as to which objections have been or may be filed are proofs of claim filed by International Business Machines Corporation (“IBM”), the Kemper Insurance Companies (“Kemper Insurance”), and Merrill Lynch Pierce Fenner & Smith, Inc. (“Merrill”). The Debtors have determined that they will object to the majority of the remaining claims on the basis that such claims are claims against non-Debtor entities and, accordingly, were improperly asserted against one of the Debtors in the Chapter 11 cases.

a.	Claims by IBM

On or about August 11, 2004, IBM filed proofs of claim (the “IBM Proofs of Claim”) in the Chapter 11 cases of each of RCN, Hot Spots Productions, Inc., RCN Finance, LLC, RLH Property Corporation, and TEC Air, Inc. (collectively, the “Initial Debtors”). The IBM Proofs of Claim filed in the Chapter 11 Case of RCN asserts a claim in the amount of $37.6 million. The remaining IBM Proofs of Claim are asserted in an unliquidated amount. The IBM Proofs of Claim assert that certain Debtors have been and continue to infringe one or more of IBM's patents. After a review of the IBM Proofs of Claim, the Debtors believe that the IBM Proofs of Claim relate to the internet operations of a non–Debtor affiliate. Accordingly, the Debtors believe that none of the Debtors, including the subsidiary Debtors, are potentially liable to IBM. Furthermore, the Debtors believe that IBM's alleged claims of patent infringement are without merit.

b.	Claims by Kemper Insurance

On or about August 9, 2004, Kemper Insurance (including its affiliated companies, American Motorists Insurance Company, Lumbermens Mutual Casual Company, American Protection Insurance Company, and American Manufacturing Mutual Company) filed proofs of claim in an unliquidated amount in the Chapter 11 Cases of each of the Initial Debtors (the “Kemper Proofs of Claim”). Through the Kemper Proofs of Claim, Kemper seeks an unliquidated amount for unpaid premiums and other charges in connection with certain insurance policies, claims processing agreements and other agreements between Kemper Insurance and one or more of the Debtors. The Debtors believe that claims alleged by the Kemper Proofs of Claim are without merit. To the extent that any money is in fact owed to Kemper, the Debtors further believe that such amounts are owed solely by RCN and that none of RCN’s subsidiaries are liable for such amounts. On September 28, 2004, the Debtors filed an objection to the Kemper Proofs of Claim. Since the filing of the objection, RCN and Kemper have engaged in discussions in an attempt to resolve the claims of Kemper. The hearing with respect to this objection is currently scheduled for November 16, 2004.

c.	Claims by Merrill

On or about August 11, 2004 and September 28, 2004, Merrill filed proofs of claim in the amount of $9.8 million in the Chapter 11 Cases of each of the Debtors (the “Merrill Proofs of Claim”). Through the Merrill Proofs of Claim, Merrill seeks $9.8 million, plus additional fees, costs, expenses, attorney’s fees, and other amounts related to potential losses that may accrue, on account of financial advisory fees allegedly due under an engagement agreement among Merrill and the Debtors (the “Engagement Agreement”). Merrill asserts that under the terms of the Engagement Agreement, Merrill became entitled to all fees which had been earned but were unpaid prior to the Petition Date of the Initial Debtors. The Debtors believe that claims alleged by the Merrill Proofs of Claim are without merit. Furthermore, the Debtors hold certain claims against Merrill in connection with the services Merrill provided pursuant to the Engagement Agreement. On, November 12, 2004, the Debtors and certain of RCN’s non-debtor subsidiaries initiated an action against Merrill in the Bankruptcy Court to, among other things, object to the Merrill Claims in their entirety, seek disgorgement of payments made to Merrill, and recover money damages.

In the event that the claims of IBM, Kemper and Merrill, together with other claims of creditors asserted against any of RCN’s debtor subsidiaries, exceed $500 in the aggregate, the confirmation of the plans of reorganization for the Debtors other than RCN could be delayed. In addition, IBM, Kemper and Merrill have all indicated that, to the extent their claims are not fully resolved and/or satisfied by the Debtors, they could pursue such claims against one or more non-Debtor subsidiaries of RCN.

The following table summarizes the components of the liabilities classified as Liabilities subject to compromise in the unaudited condensed consolidated balance sheets:

	September 30, 2004	December 31, 2003
Accounts payable	$460	$—
Accrued expenses	94,384	—
Accrued cost of sales	815	—
Long-term debt	1,109,506	—

Total liabilities subject to compromise	$1,205,165	$—

14. DEBTORS’ FINANCIAL INFORMATION

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

RCN Corporation, Hot Spots Productions, Inc., RCN Finance, LLC, RLH Property Corporation

TEC Air, Inc., RCN Cable TV of Chicago, Inc., RCN Entertainment, Inc., ON TV, Inc.

21st Century Telecom Services, Inc. and RCN Telecom Services of Virginia, Inc.

(Debtors-in-Possession)

Unaudited Condensed Combined Statement of Operations

	Three Months Ended September 30, 2004	For the Period May 27, 2004 through September 30, 2004
Revenues	$1,276	$1,276
Cost and expenses	1,846	1,882
Non-cash stock based compensation	1,069	1,575
Depreciation and amortization	7	7
Reorganization items, net (Note 13)	12,947	15,691

Operating loss	(14,593)	(17,879)
Interest expense (contract interest of $44,126 and $58,572 (Note 15))	15,455	18,902
Other expense	40	54

Loss before income taxes	(30,088)	(36,835)
(Benefit)/provision for income taxes	—	—
Equity in the (loss) income of non-combined subsidiaries	(45,357)	(43,256)

Net loss	$(75,445)	$(80,091)

RCN Corporation, Hot Spots Productions, Inc., RCN Finance, LLC, RLH Property Corporation

TEC Air, Inc., RCN Cable TV of Chicago, Inc., RCN Entertainment, Inc., ON TV, Inc.

21st Century Telecom Services, Inc. and RCN Telecom Services of Virginia, Inc.

(Debtors-in-Possession)

Unaudited Condensed Combined Balance Sheet

September 30, 2004
ASSETS
Current assets
Cash and temporary cash investments	$816
Other current assets	939

Total current assets	1,755
Accounts receivable from non-combined subsidiaries	237,105
Investment in and advances to non-combined subsidiaries	1,461,613
Deferred charges and other assets	250,434

Total assets	$1,950,907

LIABILITIES REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
Current liabilities
Current maturities of long-term debt	$438,512
Accounts payable and accrued expenses	6,142

Total current liabilities	444,654
Accounts payable to non-combined subsidiaries	821,715
Liabilities subject to compromise	1,205,165
Series A redeemable Preferred stock	350,362
Series B redeemable Preferred stock	1,474,850
Shareholders’ deficit
Common stock	123,588
Additional paid in capital	2,153,614
Cumulative translation adjustment	(17,288)
Unearned compensation expense	(90)
Treasury stock	(10,166)
Unrealized appreciation on investments	(126)
Accumulated deficit	(4,595,371)

Total shareholders’ deficit	(2,345,839)

Total liabilities, redeemable preferred stock and shareholders’ deficit	$1,950,907

RCN Corporation, Hot Spots Productions, Inc., RCN Finance, LLC, RLH Property Corporation

TEC Air, Inc., RCN Cable TV of Chicago, Inc., RCN Entertainment, Inc., ON TV, Inc.

21st Century Telecom Services, Inc. and RCN Telecom Services of Virginia, Inc.

(Debtors-in-Possession)

Unaudited Condensed Combined Statement of Cash Flows

For the Period May 27, 2004 through September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($80,091)
Non-cash stock based compensation	1,575
Equity loss of non-combined subsidiaries	43,257
Amortization of financing costs	2,147

Net cash used in operating activities	(33,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	(24,490)
Intercompany receipts from non-combined subsidiaries, net	57,643

Net cash (used in) financing activities	33,153

Net increase/(decrease) in cash and temporary cash investments	41
Beginning cash & temporary cash investments	775

Ending cash & temporary cash investments	$816

15. INTEREST EXPENSE

As of the Petition Date, the Company ceased accruing interest on certain unsecured pre-petition debt classified as Liabilities subject to compromise in the unaudited condensed consolidated balance sheets in accordance with SOP 90-7. Interest at the stated contractual amount on pre-petition debt that was not charged to results of operations for the three months ended September 30, 2004 was approximately $28,671 and the period May 27, 2004 through September 30, 2004 was approximately $39,670.

16. PREFERRED DIVIDENDS

As of the Petition Date, the Company ceased accreting interest and recording dividends on its Series A and B Preferred stock in the unaudited condensed consolidated statement of operations in accordance with SOP 90-7. Interest and dividends at the stated contractual amount on the Series A and B Preferred stock that was not charged to results of operations for the three months ended September 30, 2004 was approximately $33,961 and the period May 27, 2004 through September 30, 2004 was approximately $46,890.

17. COMMITMENTS AND CONTINGENCIES

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

Newton Borough, PA

As previously reported, Newtown Borough, Pennsylvania (the “Borough”) has served notice on the Company’s subsidiary, RCN-Telecom Services of Philadelphia, Inc. (“RCN-Philadelphia”) alleging breach of the cable television franchise agreement between RCN-Philadelphia and the Borough, on the ground that RCN-Philadelphia failed to complete construction and fully activate the cable system within the time required pursuant to the franchise agreement and also failed to complete an Institutional Network pursuant to the agreement. As a result of the alleged breach, the Borough Council entered a judgment against RCN-Philadelphia in the amount of $2,530 representing the Borough’s alleged damages through the end of the franchise term. On June 29, 2004, RCN-Philadelphia and Newtown Borough executed a settlement agreement to settle all of the claims relating to the franchise agreement and related litigation. The settlement included termination of the franchise and payment of an amount, which is not material, to the Borough.

Newtown Township, PA

As previously reported, in November 2001, Newtown Township, Pennsylvania (the “Township”) served notice on the Company’s subsidiary, RCN-Philadelphia alleging breach of the cable television franchise agreement between RCN-Philadelphia and the Township, on the ground that RCN-Philadelphia failed to complete construction and fully activate the cable system within the time required pursuant to the franchise agreement and also failed to complete an Institutional Network pursuant to the agreement. As a result of the alleged breach, the Township’s Board of Supervisors entered a judgment against RCN-Philadelphia in the amount of $2,192 representing the Township’s alleged damages through the end of the franchise term. On September 13, 2004, RCN-Philadelphia and Newtown Township executed a settlement agreement to settle all of the claims relating to the franchise agreement and related litigation. The settlement included termination of the franchise and payment of an amount, which is not material, to the Township.

City of Chicago, IL

As previously reported, in December 2003, the Company’s subsidiary, RCN Cable TV of Chicago, Inc. (“RCN-Chicago”) filed a modification petition under the provisions of Section 625 of the Communications Act of 1934, 47 U.S.C. Section 545, with the City of Chicago’s Cable Television Commission (the “Commission”) seeking modification of certain of the franchise agreements with the City of Chicago (the “City”). Notwithstanding the filing of the modification petition, in February 2004, the Commission declared the Company in default of the obligations of the franchise agreements for failure to construct in certain areas of the City and to make certain payments to the Chicago Access Corporation (“CAC”). As a result of these alleged defaults, the Commission assessed multiple fines, some of which were retroactive to January 7, 2004, and some continuing through the end of the franchise terms in the year 2015. Although the precise calculation of the assessments is impossible to discern from the Commission’s resolutions, it has been reported that the Commission believes that they amount to approximately $1 million per day in the aggregate. In connection with these claims, the City has drawn down the RCN-Chicago’s letters of credit and demanded payment in full on the performance bonds posted pursuant to the franchise agreements.

On April 9, 2004, the Commission denied RCN-Chicago’s modification petition. On August 5, 2004, RCN-Chicago filed a voluntary petition for reorganization under Chapter 11 in the United States Bankruptcy Court for the Southern District of New York. Concurrently, RCN and RCN-Chicago also sought relief, including injunctive relief, from the Bankruptcy Court under the Communications Act and the Bankruptcy Code. Specifically, RCN and RCN-Chicago have alleged that the Commission’s actions in assessing damages and fines and drawing down the letters of credit were illegal and improper under Section 625 of the Communications Act, that they constituted improper discrimination under Section 525 of the Bankruptcy Code, and that certain of the City’s actions violated applicable state law and the terms of the franchise agreements. RCN and RCN-Chicago have sought injunctive relief to compel the City to cease making demand on RCN-Chicago’s performance bonds and to restore the letters of credit. The complaint further seeks to reverse the improper denial by the Commission of the modification petition by seeking modification of the franchise agreements under the Communications Act.

The City, RCN and RCN-Chicago have agreed to a standstill with respect to the performance bonds pending a hearing before the Bankruptcy Court and have reached an agreement in principle with the City to settle the disputes. That settlement agreement will not be effective until a number of conditions are met, including approval by the Chicago City Council and the Bankruptcy Court, and a resolution of RCN-Chicago’s disputes with CAC. The RCN Companies cannot provide assurances that these conditions will be met. The Company therefore cannot provide assurances that it will reach a satisfactory resolution with the City or that, if it does not obtain satisfactory settlement of these disputes such relief would be obtained from the federal court proceedings. To the extent that the City is ultimately successful either in asserting a right to penalties at the level imposed by the Commission or in obtaining a judgment requiring RCN-Chicago to complete construction of the remaining areas of the City, such result(s) would have a material adverse effect on RCN-Chicago.

Daly City, CA

As previously reported, on June 1, 2004, the City of Daly City, California (“Daly City”) served a Notice to Correct Violation of Franchise Agreement and of Intent to Impose Liquidated Damages on the Company’s subsidiary, RCN Telecom Services, Inc. (“RCN-Telecom”), alleging breach of the cable television system franchise between Daly City and RCN-Telecom on the ground that RCN-Telecom had failed to complete construction of its cable network to all residents of Daly City by January 6, 2004. As a result of the breach, Daly City assessed liquidated damages in the amount of $200 for each day that the system was not completed commencing from January 6, 2004. On September 27, 2004, RCN-Telecom and Daly City entered into a Memorandum of Understanding to settle all claims arising out of RCN’s inability to meet the build-out obligations of the cable television franchise and related litigation. The settlement included release of all Daly City’s claims arising out of RCN-Telecom’s inability to meet the build-out obligations, including any and all rights to collect liquidated damages or other penalties, for the duration of the franchise agreement, and payment of an amount, which is not material, to Daly City.

City of Chicago v. AT&T Broadband, et al.

The Company’s subsidiary, RCN-Chicago, like most if not all other cable providers, currently does not pay a franchise fee to the City on its high-speed data services on the basis that the FCC has determined that such Internet services are not “cable services” as defined in the Communications Act. RCN-Chicago’s position has been challenged by the City, which has brought suit against the Company, as well as AT&T Broadband (now Comcast), the incumbent cable operator in RCN-Chicago’s franchise service areas, and the other franchised cable television operator in the City (together the “Defendants”). The Defendants removed the action to federal court and succeeded in obtaining dismissal of the action on the ground that high-speed data service, as a matter of law, is not a “cable television service” within the scope of their franchise agreements with the City. Subsequently, the City successfully appealed the removal to federal District Court and the District Court’s dismissal of its case to the U.S. Seventh Circuit Court of Appeals, and the case has been remanded for further proceedings in the Circuit Court for Cook County, Illinois. RCN-Chicago will continue to vigorously defend its position in this action but can provide no assurances that the Defendants will prevail. In the event the City were ultimately to prevail on its complaint, RCN-Chicago would be required to pay the franchise fee on its high-speed data revenues and therefore to pass through the additional fees to its high-speed data service customers. Because any adverse result will affect all of RCN-Chicago’s facilities-based cable competitors in the Chicago market, such a ruling would likely not have any material adverse effect on RCN-Chicago’s ability to compete with those providers in the Chicago market. However, it would adversely affect RCN-Chicago’s ability to compete with satellite video distributors who are not subject to franchise fees. The Company also notes that this question is one of nationwide significance to local franchising authorities and cable television franchisees, and is the subject of litigation between other local franchising authorities and cable providers in other jurisdictions. Consequently, the ultimate result of all these actions, including the action brought by the City, will likely determine whether the Company’s high-speed data service fees are required to be included as cable service revenues for purposes of franchise fee payments.

Edward T. Joyce, as representative of former stockholders and warrant holders (including LaSalle options holders) of 21st Century Telecom Group, Inc. v. RCN Corporation and RCN Telecom Services of Illinois, Inc. Edward T. Joyce, as representative of the former stockholders and warrant holders of 21st Century Telecom Group, Inc. (“21st Century”) has sued RCN Corporation in the Delaware Court of Chancery. Mr. Joyce is a former member of the Board of Directors of 21st Century. RCN acquired the stock of 21st Century pursuant to an Agreement and Plan of Merger that closed in April 2000 (the “Merger Agreement”). Pursuant to the Merger Agreement, RCN held back 10% of its common stock consideration (the “10% Holdback”) for a period of one year to allow for any indemnity claims. The Merger Agreement stated that the 10% Holdback would be based upon RCN’s stock price at the time the Merger Agreement was executed. The suit seeks reformation of the Merger Agreement to reflect what Plaintiff alleges was actually negotiated and agreed to: that the 10% Holdback would be based upon RCN’s stock price as of the end of the one year holdback period. Because RCN’s stock had fallen in value during this period, if Plaintiff prevails RCN would have to distribute approximately 5 million additional shares in consideration of the Merger Agreement. RCN has filed a motion to dismiss this matter.

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

18. SUBSEQUENT EVENTS

On October 15, 2004, RCN Telecom Services of Washington D.C., Inc. elected to acquire the remaining 50% interest in Starpower Communications LLC (“Starpower”) that it did not already own from Pepco Communications, L.L.C. (“PEPCO”) for $29 million. On October 22, 2004, RCN filed a motion with the Bankruptcy Court seeking approval of an amendment to the Deutsche Bank commitment to increase the new first lien loan facility by $20 million, such increase is expected to be used in connection with the purchase of the Starpower interest from PEPCO.

Certain officers and directors have been named as defendants in three class action suits relating to alleged breach of fiduciary duties in relation to management of RCN’s Savings & Stock Ownership Plan (“401(k) Plan”) during the periods from April 1, 2000 to the present. The suits, styled Debra Craig v. John D. Filipowicz, et al, (Civil Action No. 04-CV-07875, U.S. District Court for the Southern District of New York), filed October 9, 2004, Stephanie Thomas v. David C. McCourt, et al, (Civil Action No. 04-5068, U.S. District Court for the District of New Jersey), filed October 15, 2004, Robert M. Maguire v. John D. Filipowicz, et al, (Civil Action No. 1:04-cv-08454, U. S. District Court for the Southern District of New York), filed October 27, 2004 and Harold Hill v. David C. McCourt, et al, (Civil Action No. 04-5368(SRC), U.S. District Court for the District of New Jersey), filed November 3, 2004, allege that the defendants, as fiduciaries of the 401(k) Plan, breached their duties as fiduciaries under the Employee Retirement and Income Security Act, 29 U.S.C. Section 1132. Many of the named defendants in these cases are officers and/or directors of RCN or its subsidiaries and as such may be entitled to indemnification from RCN for costs incurred in defense of such litigation and any award to the plaintiffs resulting from such litigation. The Company has tendered these cases to its insurance carrier for defense and expects to vigorously defend against these claims. At this time, RCN cannot predict the outcome of these cases or whether, if judgment were entered against some or all of the defendants in these cases, such an award to the plaintiffs would be material.

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

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes for the period ended September 30, 2004, and with the audited financial statements and notes included in the Company’s December 31, 2003 Annual Report on Form 10-K (the “Annual Report”) and Amendment No. 1 thereto filed on Form 10-K/A with the SEC.

RCN Corporation (referred to, together with its subsidiaries, unless the context requires otherwise, as “RCN” or the “Company”), Hot Spots Productions, Inc., RCN Finance, LLC, RLH Property Corporation, TEC Air, Inc., RCN Cable TV of Chicago, Inc., RCN Entertainment, Inc., ON TV Inc., 21st Century Telecom Services, Inc. and RCN Telecom Services of Virginia, Inc. (collectively “the Debtors”) have filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). RCN Corporation, Hot Spots Productions, Inc., RCN Finance, LLC, RLH Property Corporation and TEC Air, Inc. each filed Chapter 11 petitions on May 27, 2004. RCN Cable TV of Chicago, Inc. filed its Chapter 11 petition on August 5, 2004. RCN Entertainment, Inc., ON TV, Inc., 21st Century Telecom Services, Inc. and RCN Telecom Services of Virginia, Inc. each filed Chapter 11 petitions on August 20, 2004. The cases of all of the Debtors are jointly administered under case number 04-13638 (RDD). The Debtors are currently operating their business as debtors-in-possession pursuant to the Bankruptcy Code.

On August 20, 2004, RCN and certain other Debtors filed the Plan and Disclosure Statement with the Bankruptcy Court. On October 13, 2004 the Bankruptcy Court entered an order approving the Disclosure Statement as amended for all of the Debtors. In addition, on October 13, 2004, the Bankruptcy Court entered an order approving the Debtors’ solicitation procedures motion, which authorizes the Debtors to solicit votes pursuant to the Disclosure Statement to approve the Plan from certain creditors and interest holders. A copy of the Plan and Disclosure Statement is available at www.rcnplan.com or by contacting Financial Balloting Group LLC at (646) 282-1800.

At this time, it is not possible to predict the effect of the Chapter 11 reorganization process on the Company’s business, various creditors and security holders, or when the Debtors will emerge from Chapter 11. The Company’s future results are dependent on its obtaining the Bankruptcy Court’s confirmation of, and the Company’s implementing, a plan of reorganization.

On May 26, 2004, the Company entered into a commitment letter with Deutsche Bank pursuant to which Deutsche Bank has committed to provide the Company with new financing upon the consummation of the plan of reorganization. The new financing is expected to consist of (i) a $310 million first lien facility, including a $285 million term loan facility and a $25 million letter of credit facility, and (ii) a $150 million second lien facility. On October 22, 2004, RCN filed a motion with the Bankruptcy Court seeking approval of an amendment to the Deutsche Bank commitment to increase the new first lien term loan facility by $20 million. Each of the facilities will be guaranteed by all of RCN’s wholly owned domestic subsidiaries and secured by substantially all the assets of RCN and its wholly owned domestic subsidiaries, including the domestic subsidiary that owns the 49.83% interest in Megacable. Each of the facilities will contain prepayment provisions, covenants and events of default customary for facilities of this nature. Closing and funding for each of the facilities is subject to satisfaction of customary conditions precedent for facilities of this nature. In addition, the financing to be provided by Deutsche Bank is subject to material conditions that must be satisfied as of December 31, 2004 and include consummation of a plan of reorganization, no material adverse effect on the business, operations, financing or finances of RCN and its subsidiaries, no material change in market conditions or on the ability of Deutsche Bank to syndicate the new financing and the achievement of certain financial performance criteria.

On November 3, 2004, the Company received commitments to purchase, subject to Bankruptcy Court approval, the Second Lien notes from D.E. Shaw Laminar Lending II, Inc. and certain members of the Company’s creditors committee. The Second Lien Notes will also be offered to creditors of the Company who are institutional “accredited investor” within the meaning of Rule 501 of the Securities Act. The term of the Second-Lien Notes will be 7 ½ years, provided, however, in no event will the maturity date occur on or after the maturity date of the Company’s restructure Evergreen credit facility (see Liquidity and Capital Resources for additional discussion regarding the restructured Evergreen credit facility). The interest rate on the Second Lien Notes is 7.5%, payable semiannually on July 15 and January 15, commencing on July 15, 2005.

In addition, the financing to be provided by the Second Lien Note purchasers is subject to conditions that must be satisfied at funding and include consummation of a plan of reorganization, no material adverse effect on the business, operations, financing or finances of RCN and its subsidiaries and no material change in the ability of the Company and its subsidiaries to perform their obligations in connection with the Second Lien Notes.

The restructuring, as currently contemplated in the Disclosure Statement approved by the Bankruptcy Court on October 13, 2004, will result in a conversion of the Company’s outstanding Senior Notes into equity and an extremely significant, if not complete, dilution of current equity.

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

Present Financial Position

•	Access restricted cash and the Lenders’ cash collateral during the restructuring process

•	Effectively manage operations while it negotiates with Senior Secured Lenders, the Creditors’ Committee and others

Operational Issues

•	Achieve improved customer profitability and expense reductions in direct, operating and general administrative expenses outlined in the Company’s business plan

•	Effectively compete and manage changes within its industry

•	Obtain and maintain appropriate regulatory approvals

•	Retain and attract qualified management and other personnel

•	Maintain strategic alliances to provide services in key markets

•	Maintain relationships with key vendors

•	Manage programming services

•	Manage conflicts of interest with other companies

•	Manage the networks to minimize failures and disruptions

Restructuring Process

•	Confirm and consummate a plan of reorganization

•	Satisfy the conditions of the financing to be provided by Deutsche Bank

•	Comply with all reporting requirements of the Bankruptcy Court

•	Finance operations during the restructuring

•	Manage Company operations during the restructuring – including relationships with customers, key vendors and key personnel

•	Comply with requirements for continued use of cash collateral on a consensual basis

In addition, any restructuring of the Company may have an adverse effect on the Company’s ability to retain and utilize certain tax attributes, including net operating loss carry-forwards and certain built-in losses and deductions.

In addition to the above risk factors, the Company believes that there are risks associated with the remediation of significant deficiencies as defined under Section 404 of the Sarbanes-Oxley Act (“Section 404”). The Company has experienced recent turnover of key employees in positions responsible for maintaining its disclosure controls and internal controls over financial reporting. Additionally, there were vacancies in key positions in the Company’s internal audit function at September 30, 2004. In updating the evaluation of disclosure controls and internal controls over financial reporting as of September 30, 2004, the Company identified certain significant deficiencies, as outlined in Item 4 (a.), that have remained unremediated after a period of time.

The Company is in the process of retaining the services of an outside consulting firm to assist in testing internal controls associated with the requirements delineated in Section 404. The Company also plans to retain the services of another independent registered public accounting firm to act as a consultant for fresh start accounting as well as Section 404 remediation. Additionally, the Company is about to engage a consulting firm to act as its internal audit function. Given the Company’s turnover of key employees, the work associated with completing a valuation of the business and application of fresh start accounting as it emerges from bankruptcy, work associated with completing the contemplated purchase of Starpower and the associated effort needed to remedy the significant deficiencies in disclosure and internal controls, the Company may not be able to fully remedy these deficiencies by December 31, 2004.

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

Services

The Company provides services in Boston, including 18 surrounding communities, New York City, the Philadelphia suburbs, Chicago, San Francisco and several of its suburbs, along with two communities in the Los Angeles area. The Company also serves the Lehigh Valley in Pennsylvania, and until March 8, 2004, served the communities in and around Carmel, NY. RCN was also the incumbent franchised cable operator in many communities in central New Jersey until these operations were sold on February 19, 2003. (See Note 5, Discontinued Operations, to the Unaudited Condensed Consolidated Financial Statements.) The Company holds 50% membership interest in Starpower, a joint venture with PEPCO, which serves the Washington D.C. metropolitan market.

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

Despite NSTAR’s surrendering its ownership interest in the joint venture and the Company’s Common stock, the shares of RCN Common stock previously held by NSTAR are treated as outstanding as of September 30, 2004, since NSTAR has not specifically assigned them to the Company. NSTAR’s contractual relationship with the Company under the IRU Agreement remains in effect.

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

On January 24, 2004, PEPCO announced its intention to sell its 50% percent interest in Starpower as part of its ongoing efforts to redirect its focus on energy related investments. On October 15, 2004, RCN Telecom Services of Washington D.C., Inc. elected to acquire the remaining 50% interest in Starpower that it did not already own from PEPCO for $29 million. On October 22, 2004, RCN filed a motion with the Bankruptcy Court seeking approval of an amendment to the Deutsche Bank commitment to increase the new first lien loan facility by $20 million, such increase is expected to be used in connection with the purchase of the Starpower interest from PEPCO. In 1997, Starpower and PEPCO entered into an agreement for the lease of certain portions of PEPCO’s fiber system and under which PEPCO provides construction and construction management services to Starpower. The costs of such services provided by RCN and PEPCO to Starpower are believed to be equivalent to those that would be obtained from third party contractors. Starpower’s agreement with PEPCO remains in effect.

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

The following unaudited non-GAAP financial summary, highlights the results of operations on a consolidated basis for the three and nine months ended September 30, 2004, had Starpower been consolidated with the Company’s financial statements for these periods:

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	RCN Including Starpower (1)	Less Starpower (2)	RCN GAAP	RCN Including Starpower (1)	Less Starpower (2)	RCN GAAP
Total sales	$140,719	$19,361	$121,358	$422,801	$58,902	$363,899
Total direct costs	51,174	5,614	45,560	147,458	16,537	130,921

Margin	89,545	13,747	75,798	275,343	42,365	232,978
Total operating and selling, general and administrative costs	76,039	10,248	65,791	220,317	30,820	189,497

Adjusted EBITDA (3)	13,506	3,499	10,007	55,026	11,545	43,481
Non-cash stock-based compensation	1,069	—	1,069	3,702	—	3,702
Impairment and special charges	(1,450)	—	(1,450)	(1,688)	—	(1,688)
Depreciation and amortization	62,133	6,442	55,691	203,468	19,363	184,105

Operating loss	$(48,246)	$(2,943)	$(45,303)	$(150,456)	$(7,818)	$(142,638)

(1)	Excludes results of central New Jersey operations which were sold February 19, 2003 and Carmel, New York operations, which were sold on March 8, 2004, both of which are included as discontinued operations for GAAP purposes. See Note 5, Discontinued Operations, to the Unaudited Condensed Consolidated Financial Statements.

(2)	RCN owns 50% of Starpower, a joint venture in the Washington, D.C. market, which is accounted for as an equity investment in the Company’s condensed consolidated financial statements. Results of operations of Starpower have been presented here, net of related party transactions with RCN.

(3)	Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)—Non GAAP measure calculated as net income (loss) before interest, tax, depreciation and amortization, stock based compensation, extraordinary gains and special charges that management uses to measure performance and liquidity. Adjusted EBITDA is a meaningful indicator of profitability for capital-intensive businesses, and is a key valuation metric in the investment community. Other companies may calculate and define EBITDA differently than RCN.

Voluntary Reorganization under Chapter 11

RCN Corporation (referred to, together with its subsidiaries, unless the context requires otherwise, as “RCN” or the “Company”), Hot Spots Productions, Inc., RCN Finance, LLC, RLH Property Corporation, TEC Air, Inc., RCN Cable TV of Chicago, Inc., RCN Entertainment, Inc., ON TV Inc., 21st Century Telecom Services, Inc. and RCN Telecom Services of Virginia, Inc. (collectively “the Debtors”) have filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). RCN Corporation, Hot Spots Productions, Inc., RCN Finance, LLC, RLH Property Corporation and TEC Air, Inc. each filed Chapter 11 petitions on May 27, 2004. RCN Cable TV of Chicago, Inc. filed its Chapter 11 petition on August 5, 2004. RCN Entertainment, Inc., ON TV, Inc., 21st Century Telecom Services, Inc. and RCN Telecom Services of Virginia, Inc. each filed Chapter 11 petitions on August 20, 2004. The cases of all of the Debtors are jointly administered under case number 04-13638 (RDD). The Debtors are currently operating their business as debtors-in-possession pursuant to the Bankruptcy Code.

On August 20, 2004, RCN and certain other Debtors filed the Plan, and Disclosure Statement with the Bankruptcy Court. On October 13, 2004, the Bankruptcy Court entered an order approving the Disclosure Statement, as amended, for all of the Debtors. In addition, on October 13, 2004, the Bankruptcy Court entered an order approving the Debtors’ solicitation procedures motion, which authorizes the Debtors to solicit votes pursuant to the Disclosure Statement to approve the Plan from certain creditors and interest holders.

As set forth in the Disclosure Statement, the Plan provides, for among other things, (i) the Lenders’ claims to be repaid in full in cash, (ii) the Evergreen Facility to be reinstated as modified pursuant to the terms of the restructured Evergreen Facility, (iii) the distribution to holders of RCN general unsecured claims of cash equal to no more that $12,500 (for those making the cash election) and 100% of the new common stock of reorganized RCN, subject to dilution by (a) the exercise of the management incentive options and the new warrants and (b) the conversion of any convertible second-lien notes, (iv) the distribution to holders of subsidiary general unsecured claims of cash equal to 100% of the amount of each allowed subsidiary general unsecured claim and (v) if the holders of RCN general unsecured claims as a class vote to accept the Plan, the distribution of (a) new warrants to purchase common stock of reorganized RCN in an amount equal to 1.75% of the new common stock to holders of preferred interests if the holders of preferred interests, voting as a class, vote to accept the plan and (b) new warrants to purchase common stock of reorganized RCN in an amount equal to .25% of the new common stock to holders of common stock equity interests. Thus, the new warrants will be exercisable into two percent of the new common stock of reorganized RCN (before giving effect to the management incentive options and conversion of any convertible second-lien notes) at a strike price of $34.16 per share.

The confirmation and effectiveness of the Plan are subject to material conditions precedent. There can be no assurance that those conditions will be satisfied. The foregoing summary is not intended to be, nor should it be construed as, a solicitation for a vote on the Plan.

The Debtors presently intend to consummate the Plan promptly after confirmation of the Plan. There can be no assurance, however, as to when and whether confirmation of the Plan and the effective date actually will occur.

On May 27, 2004, RCN announced that it had entered into a commitment letter with Deutsche Bank pursuant to which Deutsche Bank has committed to provide the Company with new financing upon the consummation of a plan of reorganization. The specific terms of the financial commitment are discussed in Note 3, Operations and Liquidity, below. In addition, the financing to be provided by Deutsche Bank is subject to material conditions that must be satisfied as of December 31, 2004 and, include consummation of a plan of reorganization, no material adverse financial effect on the business, operations, financing or finances of RCN and its subsidiaries, no material change in market conditions or on the ability of Deutsche Bank to syndicate the new financing and the achievement of certain financial performance criteria. There can be no assurances that the conditions to the financing will be met.

At this time, it is not possible to predict the effect of the Chapter 11 reorganization process on the Company’s business, various creditors and security holders, or when the Debtors will emerge from Chapter 11. The Company’s future results are dependent on its obtaining the Bankruptcy Court’s confirmation of, and the Company’s implementing, a plan of reorganization.

The ultimate recovery, if any, by creditors and shareholders will not be determined until confirmation of a plan of reorganization. No assurance can be given as to the value, if any, which will ultimately be ascribed in the bankruptcy proceedings to any of these constituencies. The restructuring, as currently contemplated in the Disclosure Statement approved by the Bankruptcy Court on October 13, 2004, will result in a conversion of the Company’s outstanding Senior Notes into equity and an extremely significant, if not complete, dilution of current equity. Accordingly, RCN urges appropriate caution be exercised with respect to existing and future investments in any of its securities.

Overview of Operations

Approximately 97.4% of the Company’s revenue for the three months ended September 30, 2004 is attributable to monthly telephone line service charges, local toll, special features and long-distance telephone service fees, monthly subscription fees for basic, premium, and pay-per-view cable television services, and fees or high-speed data services, dial up telephone modems, web hosting and dedicated access. The remaining 2.6% of revenue is derived mostly from reciprocal compensation. For the nine months ended September 30, 2004, approximately 97.8% of the Company’s revenue is attributable to its primary services, while 2.2% is derived mostly from reciprocal compensation.

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

In connection with the Company’s fourth quarter 2003 asset impairment assessment, the Company reviewed the useful life estimates of its long-lived assets. The Company capitalizes the cost of technical labor and material associated with the installation of new customers. Effective January 1, 2004, the Company changed the useful life of these assets to 5 years from 10. This represents a change in accounting estimate. The change resulted in $13,368 of additional depreciation expense for the three months ended September 30, 2004 and $56,171 for the nine months ended September 30, 2004.

The Company continually reviews its facility requirements against lease obligations to identify excess space and opportunities to consolidate, exit or sublease excess facilities. As transactions occur, exit costs are recognized accordingly. During three months ended September 30, 2004, the Company recorded net recoveries of $1,450 due to favorable settlements of lease commitments associated with exited facilities. For the nine months ended September 30, 2004, the Company recorded net recoveries of $3,371. (See Note 6, Impairment Charges and Accrued Exit Costs, to the Unaudited Condensed Consolidated Financial Statements.)

Results of Operations

Three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003, presented in thousands:

Revenues:

Total revenues for the three months ended September 30, 2004 increased $6,367, or 5.5%, to $121,358 from $114,991 for the three months ended September 30, 2003. Revenues from residential customers receiving voice, video and high-speed data increased $6,536, or 6.3%, to $109,729 for the three months ended September 30, 2004 from $103,194 for the three months ended September 30, 2003. The rate of revenue growth in the current quarter represents a decline from the 12.3% and 8.0% increase reported for the three months ended March 31, 2004 and June 30, 2004, respectively, as the Company continues to face increased competition in all markets. While the average number of customers decreased slightly for the quarter, services per residential customer increased to 2.51 for the three months ended September 30, 2004, or 7.7% from 2.33 services per residential customer for the comparable period in 2003. The growth in services resulted from increases in network connections for voice, video and high-speed data of 2.9%, 0.6% and 17.6%, respectively. Additionally, video revenues reflect the benefit of rate increases implemented in the first quarter of 2004.

Total revenues for the nine months ended September 30, 2004 increased $16,852, or 4.9%, to $363,899 from $347,047 for the nine months ended September 30, 2003. Revenues from residential customers receiving voice, video and high-speed data increased $26,734, or 8.8%, to $329,592 for the nine months ended September 30, 2004 from $302,858 for the nine months ended September 30, 2003. While the average number of customers decreased slightly for the nine-month period, services per residential customer increased to 2.46 for the nine months ended September 30, 2004, or 7.0% from 2.30 services per residential customer for the comparable period in 2003. The growth in services resulted from increases in network connections for voice, video and high-speed data of 4.7%, 1.7% and 24.6%, respectively.

Dial-up revenues for the three and nine months ended September 30, 2004 declined 10.0% and 20.4% as customers migrate to high-speed data products to access the Internet. Commercial revenues for the three months ended September 30, 2004 increased 4.6%, as increases in transport related revenues more than offset declines in the Company’s wholesale long-distance business. For the nine months ended September 30, 2004, declines in the Company’s wholesale long-distance business outpaced increases in other commercial revenues.

Reciprocal compensation and other revenues, which is largely comprised of reciprocal compensation, declined $41, or 1.3%, for the three months ended September 30, 2004 reflecting lower reciprocal compensation rates being paid by the incumbent local exchange carriers. For the nine months ended September 30, 2004, reciprocal compensation and other revenues was $6,722, or 45.8% lower than the comparable period in 2003. The Company adopted a change in accounting estimate in the first quarter of 2003 surrounding the recognition of reciprocal compensation. When this change in accounting estimate was adopted, approximately $4,100 of the reciprocal compensation was recorded related to services rendered in calendar 2002. Excluding the amount related to 2002, reciprocal compensation and other revenues for the nine months ended September 30, 2004 declined $2,622 reflecting lower reciprocal compensation rates.

	Three Months Ended September 30, 2004				Nine Months Ended September 30, 2004
	2004	2003	Change	%	2004	2003	Change	%
Residential
Voice	$33,328	$34,006			$101,593	$102,065
Video	54,693	49,441			161,925	147,448
High-speed Data	20,693	18,653			62,732	50,811
Advertising	1,015	1,094			3,342	2,534

Total	$109,729	$103,194	6,536	6.3%	$329,592	$302,858	26,734	8.8%
Commercial & Other
Dial-up	3,218	3,577	(359)	-10.0%	10,738	13,493	(2,755)	-20.4%
Commercial	5,270	5,038	231	4.6%	15,618	16,023	(405)	-2.5%
Reciprocal compensation & Other	3,142	3,182	(41)	-1.3%	7,951	14,673	(6,722)	-45.8%

	$121,358	$114,991	$6,367	5.5%	$363,899	$347,047	$16,852	4.9%

Average customers	382,231	385,694	(3,462)	-0.9%	385,620	386,435	(816)	-0.2%
Average services per customer	2.51	2.33			2.46	2.30

	Average Residential Monthly Revenue per Customer
	Three Months Ended September 30, 2004				Nine Months Ended September 30, 2004
	2004	2003	Change	%	2004	2003	Change	%
Residential	$95.69	$89.18	$6.51	7.3%	$94.97	$87.08	$7.89	9.1%

Direct Expenses:

The increase in direct expenses for the three and nine months ended September 30, 2004 is mainly attributable to higher video costs resulting from increases in video connections and programming rates and higher television production costs. The decrease in direct voice and high-speed data expenses for the nine months ended September 30, 2004, reflect operating efficiencies resulting from network optimization.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Voice	$8,893	$8,272	$(621)	$24,085	$28,402	$4,317
Video	31,103	29,201	(1,902)	95,240	83,627	(11,613)
High-speed data	3,918	3,140	(778)	8,967	10,141	1,174
Other	1,646	467	(1,179)	2,629	1,121	(1,508)

	$45,560	$41,080	$(4,480)	$130,921	$123,291	$(7,630)

Operating, Selling and General and Administrative Expenses:

Operating, selling, and general and administrative expenses decreased $8,817 or 11.8%, to $65,791 for the three months ended September 30, 2004. During the current period, the Company reached favorable settlements on several obligations under its franchise agreements, and reversed provisions of $4,282 associated with these agreements. Additionally, the Company reversed approximately $1,700 relating to its short-term bonus plan. Operating, selling, and general and administrative expenses decreased $36,023 or 16.0%, to $189,497 for the nine months ended September 30, 2004. In addition to the quarter items discussed above, during the nine-month period, as a result of the Chapter 11 process, the Chairman’s Bonus Plan was consolidated into the Key Employee Retention Plan. As of September 30, 2004, $5,109 was reversed which represents the amount associated with the Chairman’s Plan. Additionally, during the nine months ended September 30, 2004, the Company reached favorable settlements on disputed property taxes and litigation on Newtown Borough, and reversed provisions of $1,000 and $2,530, respectively.

In addition to the non-recurring items discussed above, lower expenses for the three and nine months ended September 30, 2004, in all areas other than marketing and advertising, reflect the Company’s continued implementation of plans to reduce general and administrative expenses. Customer service operations were consolidated into one call center in September 2003, which resulted in personnel and facilities savings. The reductions in operating, general and administrative expenses are mainly due to a reduction of personnel and lower information technology expenses. The increase in marketing and advertising during the three and nine months ended September 30, 2004 is due to increase direct mail and outdoor advertising costs. Components of Operating, selling, general and administrative expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Network operations and construction	$23,872	$26,681	$72,447	$77,039
Marketing and advertising	6,413	5,452	16,224	15,202
Sales	6,829	8,458	19,177	24,612
Customer service	5,684	8,790	19,134	29,539
Operating, general and administrative	22,993	25,227	62,515	79,128

	$65,791	$74,608	$189,497	$225,520

Non-cash Stock-Based Compensation:

The non-cash stock-based compensation decreased $2,054, or 65.8%, to $1,069 for the three months ended September 30, 2004 and $4,268, or 53.6%, to $3,702 for the nine months ended September 30, 2004. The continued decrease in expense is due to fewer stock option grants with lower fair values.

Depreciation and Amortization:

Depreciation and amortization expense for the three months ended September 30, 2004, increased $3,002, or 5.7%, to $55,691 from $52,689. Depreciation and amortization expense for the nine months ended September 30, 2004 increased $35,748 or 24.1% to $184,105 from $148,357. The increase in both periods is due to additional depreciation due to the change in accounting estimate adopted on January 1, 2004 (See Note 4, Change in Accounting Estimates, to the Unaudited Condensed Consolidated Financial Statements.) and depreciation on new capital expenditures, partially offset by, the effect of previous disposition and impairment in the value of network construction materials, equipment and leasehold improvements as network expansion plans were curtailed to preserve capital.

Investment Income:

The decreases in investment income for the three and nine months ended September 30, 2004 reflect the decline in average cash, temporary cash investments, short-term investments and restricted investments compared to prior periods in 2003.

Interest Expense:

The decrease in interest expense for the three and nine months ended September 30, 2004 reflects the Company’s implementation of Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization under the Bankruptcy Code. On May 27, 2004 the Debtors filed voluntary petitions for reorganization under Chapter 11. The Company stopped recording interest on its Senior Notes and Senior Discount Notes as it considers this debt a pre-petition liability subject to compromise and does not anticipate paying the interest accrued beyond date of the Chapter 11 filing.

Other Income (Expense), Net:

Other income (expense), net of ($304) for the three months ended September 30, 2004 decreased from $644 primarily due to a gain recorded by the Company of approximately $933 during the three month ended September 30, 2003, relating to the increase in the value associated with an investment the Company marked to market. For the nine months ended September 30, 2004, the decrease in other income (expense), net also reflects a gain recorded from the buyout of a capital lease during the nine months ended September 30, 2004.

Reorganization Items, Net:

Reorganization items represent expenses the Company has incurred as a result of its negotiations to restructure the balance sheet and subsequent Chapter 11 filing. In accordance with SOP 90-7, these expenses have been reclassified on the statement of operations.

Equity in Income (Loss) of Unconsolidated Entities:

Equity in income (loss) of unconsolidated entities decreased $9,391 to ($1,661) for the three months ended September 30, 2004 from $7,730. The results included a loss from Starpower of $1,661. For the nine months ended September 30, 2004, equity in income (loss) of unconsolidated entities decreased $5,106, or 27.7%, to $13,311, representing income from Megacable of $17,182 and a loss from Starpower of ($3,871). Results presented for the three months ended September 30, 2004, do not include estimated income from Megacable. The results for the nine months ended September 30, 2004 include estimated income from Megacable. Actual results could vary from these estimates.

Discontinued Operations:

On March 8, 2004, the Company completed the sale of its Carmel, NY (“Carmel”) cable system for proceeds of approximately $120,203 and a gain on the sale of approximately $89,778. The transaction was structured as an asset purchase, with the buyer assuming certain liabilities related to the business. Approximately $5,000 was placed into escrow for future claims of the buyer. As of September 30, 2004, $2,000 was reserved against the escrow based on the initial claims received from the buyer. In accordance with the Fifth Amendment to the Credit Facility (see Liquidity and Capital Resources for discussion regarding the Fifth Amendment), proceeds of approximately $62,400 were applied as a partial pay-down of the Company’s Credit Facility. In addition, approximately $44,858 of the net proceeds were placed into a collateral account that is restricted to prepay term loans under the Company’s Credit Facility or for the purchase of telecommunication assets, by the terms of the senior secured bank facility. In accordance with SFAS No. 144, the results of operations for Carmel are reported as discontinued operations.

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

Liquidity and Capital Resources

On May 27, 2004, August 5, 2004 and August 20, 2004, respectively, the Debtors filed voluntary petitions for reorganization under Chapter 11. The Debtors are currently operating their business as debtors-in-possession pursuant the Bankruptcy Code.

As debtors-in-possession under Chapter 11, the Debtors are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. The Company can offer no assurances that in the future, additional subsidiaries will not file Chapter 11.

In connection with the Chapter 11 filings, RCN has obtained a waiver from its existing Lenders that waives any events of default caused by the Chapter 11 filings and amends the minimum cash requirements under its existing senior secured credit facility. The Debtors have also obtained Bankruptcy Court authorization to use the existing Lenders’ cash collateral to fund ongoing operations and administrative expenses, subject to certain terms and conditions agreed upon with the existing Lenders, which include the following: unrestricted cash must be used first based on a 13 week cash flow budget, a 13 week cash flow budget must be provided to the Administrative Agent for the Lenders monthly, certain minimum cash balance requirements must be met and additional reporting requirements to the Administrative Agent for the Lenders summarizing the results of operations. The current authorization to use cash collateral expires on November 19, 2004. The Company is currently in discussions with the Lenders to extend the authorization to use cash collateral on a consensual basis. There can be no assurance that the Company will be able to obtain authority to use cash collateral beyond November 19, 2004.

Under Section 362 of the Bankruptcy Code, actions to collect pre-petition indebtedness from the Debtors, as well as most other pending pre-petition litigation, are stayed. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to compromise under a plan of reorganization.

On August 20, 2004, RCN and certain other Debtors filed the Plan and Disclosure Statement with the Bankruptcy Court. On October 13, 2004 the Bankruptcy Court entered an order approving the Disclosure Statement as amended for all of the Debtors. In addition, on October 13, 2004, the Bankruptcy Court entered an order approving the Debtors’ solicitation procedures motion, which authorizes the Debtors to solicit votes pursuant to the Disclosure Statement to approve the Plan from certain creditors and interest holders. A copy of the Plan and Disclosure Statement is available at www.rcnplan.com or by contacting Financial Balloting Group LLC at (646) 282-1800.

On May 27, 2004, RCN announced that it had entered into a commitment letter with Deutsche Bank pursuant to which Deutsche Bank has committed to provide the Company with new financing upon the consummation of a plan of reorganization. The specific terms of the financial commitment are discussed in Note 3, Operations and Liquidity, below. In addition, the financing to be provided by Deutsche Bank is subject to material conditions that must be satisfied as of December 31, 2004 and, include consummation of a plan of reorganization, no material adverse financial effect on the business, operations, financing or finances of RCN and its subsidiaries, no material change in market conditions or on the ability of Deutsche Bank to syndicate the new financing and the achievement of certain financial performance criteria. There can be no assurances that the conditions to the financing will be met.

The United States Trustee has appointed an official committee of unsecured creditors comprised of certain bondholders and the indenture trustee for the Senior Notes. The official committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court.

At this time, it is not possible to predict the effect of the Chapter 11 reorganization process on the Company’s business, various creditors and security holders, or when the Debtors will emerge from Chapter 11. Although the Disclosure Statement has been approved by the Bankruptcy Court, the Plan remains subject to Bankruptcy Court approval and satisfaction of Bankruptcy Code requirements, including requisite stakeholder approval. Additionally, consummation of the Plan remains subject to a number of conditions typical in similar reorganizations, including closing of the Deutsche Bank exit facility.

The ultimate recovery, if any, by creditors and shareholders will not be determined until confirmation of a plan of reorganization. No assurance can be given as to the value, if any, which will be ascribed in the bankruptcy proceedings to any of these constituencies. The restructuring, as currently contemplated, will result in a conversion the Company’s outstanding Senior Notes into equity and an extremely significant, if not complete, dilution of current equity. Accordingly, RCN urges appropriate caution be exercised with respect to existing and future investments in any of its securities.

Available cash and temporary cash investments was approximately $28,003 at September 30, 2004. In addition, at September 30, 2004 approximately $100,000 of cash was restricted under the terms of the Company’s Credit Facility and approximately $31,014 was restricted as collateral for letters of credit and deposits related to insurance claims. Because the Company’s cash and cash equivalents at September 30, 2004 and projected 2004 cash flows from operations are not sufficient to meet its anticipated cash needs for working capital, capital expenditures and other activities for the next twelve months, there is substantial doubt about the Company’s ability to continue as a going-concern.

During the nine months ended September 30, 2004, net cash increased by $9,608. Net cash provided by operating activities of $27,182 consisted of $190,893 in adjustments to reconcile net losses for non-cash items, which included $184,105 in depreciation and amortization, $7,542 for losses on accounts receivable, offset by equity in income in unconsolidated entities of $13,311. Furthermore, working capital provided $83,271. Investing activities provided $82,283 primarily from the sale of Carmel offset by property, plant and equipment. The Company repaid $99,857 of its long-term debt obligations.

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

At September 30, 2004 there were no outstanding loans under the Revolver. In accordance with the Amendment, the Revolver can also be utilized for letters of credit up to a maximum of $15,000. At September 30, 2004, there were $15,000 in letters of credit outstanding under the Revolver and the Company also had letters of credit outside the Revolver of $16,444 collateralized by restricted cash. As of September 30, 2004, a total of $407,964 was outstanding under Terms loans A and B.

Evergreen Facility

In June 2003, the Company entered into a $41,500 Commercial Term Loan and Credit Agreement (the “Evergreen Facility”) with Evergreen Investment Management Company, LLC and certain of its affiliates (“Evergreen”). Evergreen’s commitment initially expired September 4, 2003 but had been extended, and subsequently expired, on November 3, 2003. Any term loans made under the Evergreen Facility will mature on June 30, 2008. The interest rate on the Evergreen loans is 12.5% per annum; however, no cash interest is payable until April 1, 2006. The interest rate is subject to upward adjustment in the event the Company incurs new indebtedness within 90 days after closing at a higher rate. In the event the Company or certain of its subsidiaries receive net proceeds in respect of certain prepayment events such as asset sales or casualty events and such net proceeds are not applied to the repayment of amounts outstanding under the Credit Facility, the Company must repay the Evergreen loans in an aggregate amount equal to such net proceeds or use such proceeds to acquire telecommunications assets, or for working capital. Following the termination of the Credit Facility, the Company must apply 50% of the net proceeds from such assets sales or casualty events to repay the Evergreen loans and not to reinvestment. The Company must apply 50% of excess cash flow for each fiscal year commencing on the earlier of (i) the fiscal year ending December 31, 2007 or (ii) the fiscal year in which all amounts outstanding under the Credit Facility have been paid in full or the Credit Facility does not prohibit such payment to prepay the Evergreen loans, provided that any lender may waive its right to receive the amount of such mandatory prepayment, and any amount will be applied to the mandatory prepayment of other Evergreen loans on a pro rata basis. Evergreen has a second priority lien on substantially all assets of the Company. The Evergreen Facility contains affirmative covenants, negative covenants and events of default substantially similar to those set forth in the Credit Facility. Upon closing, the Company paid a 4% or $1,660 funding fee to Evergreen. As of September 30, 2004 approximately $30,548 was outstanding under the Evergreen Facility.

In connection with the signing of the Evergreen Facility, the Company issued warrants to Evergreen to purchase 4,150,000 shares of Common stock at an initial exercise price of $1.25 per share. The warrants are exercisable any time following three months from their issuance. The Company valued the warrants using the Black-Scholes pricing model, applying an expected life of 5 years, a weighted average risk-free rate of 3.5%, a volatility rate of 70% and a deemed value of Common stock of $1.67 per share. The estimated value of the warrant, $4,026 was recorded as a contra long-term debt liability to be amortized over the next 5 years. The balance of the debt discount was $2,952 at September 30, 2004.

As set forth in the Disclosure Statement RCN proposes to modify and reinstate the Evergreen Facility (the “Restructured Facility”). The maturity date will be 7 ¾ years from the Effective Date. From the Effective Date through and including March 31, 2006, the interest rate will be 12.5% payable quarterly in-kind. The interest rate from April 1, 2006 through and including the maturity date, will be 6.25% payable quarterly in cash and 6.95% payable quarterly in-kind, provided however that in any quarter, the Debtors may elect, with Deutsche Bank’s consent, to pay the full amount of interest for that quarter in cash at a rate of 12.5%. Mandatory prepayment provisions will be modified to the extent necessary so that they are no more favorable to Evergreen than similar provisions in the Deutsche Bank Facility and the Second Lien Notes. Liens will be subordinated to the Deutsche Bank Facility and the Second Lien Notes obligation on terms substantially similar to those currently set forth in the Evergreen Credit Facility. Representations, warranties, covenants, and events of default will be modified as necessary so that the terms of the Restructured Facility are no more restrictive to the Debtors and its subsidiaries than the terms of the Deutsche Bank Facility and the Second Lien Notes. The covenants will be additionally modified to permit the incurrence of the obligations in respect of the Deutsche Bank Facility and the Second Lien Notes.

The Company had the following contractual obligations at September 30, 2004:

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Senior Notes (1)	$—	$—	$—	$—	$—
Interest on aggregate debt (2)	12,579	178	4,846	7,555	—
Term Loans and Evergreen Facility	438,512	12,600	272,688	153,224	—
Capital Leases	9,919	374	3,151	565	5,829
Operating Leases	218,116	4,925	44,038	55,008	114,145
Nonbinding purchase and other commitments (3)	46,877	46,877	—	—	—

Total Contractual Obligations	$726,003	$64,954	$324,723	$216,352	$119,974

(1)	RCN’s estimate of its cash requirement for Senior Notes is based on the assumption that the Senior Notes will be converted into equity upon consummation of its plan of reorganization. There can be no assurances that such conversion will take place.

(2)	RCN’s estimate of its cash requirement for interest payments is based on known future cash interest payments related to its fixed rate debt instruments, not subject to compromise under Chapter 11, as of September 30, 2004. These estimates also assume that the debt is repaid and not refinanced at maturity.

(3)	Includes unfulfilled purchase orders, construction commitments and various other commitments arising in the normal course of business.

At September 30, 2004, the Company had the following other commercial commitments:

Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Letters of Credit - Collateralized by Revolver	$15,000	$15,000	$—	$—	$—
Letters of Credit - Collateralized by Restricted Cash	16,444	69	1,189	125	15,061

Total Contractual Obligations	$31,444	$15,069	$1,189	$125	$15,061

Preferred Stock

The Company has two tranches of redeemable Preferred stock, Series A and Series B. At September 30, 2004 the Company had paid cumulative dividends in the amount of $651,972 in the form of additional Series A and B Preferred Stock. At September 30, 2004 the number of common shares that would be issued upon conversion of the Series A and B Preferred stock was 33,344,068.

As of the Petition Date, the Company ceased accreting interest and recording dividends on its Series A and B Preferred stock in the unaudited condensed consolidated statement of operations in accordance with SOP 90-7. Interest and dividends at the stated contractual amount on the Series A and B Preferred stock that was not charged to results of operations for the three months ended

September 30, 2004 and for the period May 27, 2004 through September 30, 2004 was approximately $33,961 and $46,890, respectively.

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

The Company, with participation of its CEO and CFO, has performed an evaluation of disclosure controls and internal controls over financial reporting as of the end of the period covered by this quarterly report. As reported in the 2003 Annual Report filed with the SEC on Form 10-K, given the impending restructuring and associated employee turnover, significant deficiencies in internal controls in the areas of non-customer payment processing, technical capital labor and customer adjustments were identified and communicated to the Company’s Audit Committee as reportable conditions. Additionally, as reported on the 10-Q/A Amendment No. 1 for the three months ended March 31, 2004, material internal control weaknesses were reported surrounding the training of existing personnel, who are taking on additional responsibilities, in the use of accounting software. The Company has enhanced policies and procedures surrounding technical capital labor and non-customer deposits, and is in the process of putting in place enhanced policies and procedures to address customer adjustments and remediating weaknesses surrounding software training.

The Company has experienced recent turnover of key employees in positions responsible for maintaining its disclosure controls and internal controls over financial reporting. Additionally, there were vacancies in key positions in the Company’s internal audit function at September 30, 2004. In updating the evaluation of disclosure controls and internal controls over financial reporting as of September 30, 2004, the Company identified certain significant deficiencies in the following areas:

•	Lack of certain internal controls over period-end financial reporting

•	Significant internal control deficiencies remain unremediated after a period of time

•	Periodic reconciliation of significant general ledger accounts

•	Accounting and reporting for the Company’s 48.93% ownership interest in Megacable

•	Uniform application of policy and procedures for inventory and fixed assets

•	Completeness and accuracy of customer usage data flow into the billing system and general ledger

•	Security over the Company’s information systems, including disaster recovery planning

•	Completeness and accuracy of network direct costs incurred by the Company

•	Receipt of SAS 70 reports to appropriately ascertain the effectiveness of internal controls

The Company has performed substantive procedures to ensure that the known and estimable financial impact of the reportable conditions described in this Item 4 (a) have been recorded in the financial statements for the period ended September 30, 2004. Based upon these procedures, the Company, CEO and CFO have concluded that as of the end of such period, its disclosure controls are effective, except those disclosure controls relative to the Company’s 48.93% ownership interest in Megacable.

The Company is in the process of retaining the services of an outside consulting firm to assist in testing internal controls associated with the requirements delineated in Section 404. The Company also plans to retain the services of another independent registered public accounting firm to act as a consultant for fresh start accounting as well as Section 404 remediation. Additionally, the Company is about to engage a consulting firm to act as its internal audit function. Given the Company’s turnover of key employees, the work associated with completing a valuation of the business and application of fresh start accounting as it emerges from bankruptcy, work associated with completing the contemplated purchase of Starpower and the associated effort needed to remedy the significant deficiencies in disclosure and internal controls, the Company may not be able to fully remedy these deficiencies by December 31, 2004.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

Newton Borough, PA

As previously reported, Newtown Borough, Pennsylvania (the “Borough”) has served notice on the Company’s subsidiary, RCN-Telecom Services of Philadelphia, Inc. (“RCN-Philadelphia”) alleging breach of the cable television franchise agreement between RCN-Philadelphia and the Borough, on the ground that RCN-Philadelphia failed to complete construction and fully activate the cable system within the time required pursuant to the franchise agreement and also failed to complete an Institutional Network pursuant to the agreement. As a result of the alleged breach, the Borough Council entered a judgment against RCN-Philadelphia in the amount of $2,530 representing the Borough’s alleged damages through the end of the franchise term. On June 29, 2004, RCN-Philadelphia and Newtown Borough executed a settlement agreement to settle all of the claims relating to the franchise agreement and related litigation. The settlement included termination of the franchise and payment of an amount, which is not material, to the Borough.

Newtown Township, PA

As previously reported, in November 2001, Newtown Township, Pennsylvania (the “Township”) served notice on the Company’s subsidiary, RCN-Philadelphia alleging breach of the cable television franchise agreement between RCN-Philadelphia and the Township, on the ground that RCN-Philadelphia failed to complete construction and fully activate the cable system within the time required pursuant to the franchise agreement and also failed to complete an Institutional Network pursuant to the agreement. As a result of the alleged breach, the Township’s Board of Supervisors entered a judgment against RCN-Philadelphia in the amount of $2,192 representing the Township’s alleged damages through the end of the franchise term. On September 13, 2004, RCN-Philadelphia and Newtown Township executed a settlement agreement to settle all of the claims relating to the franchise agreement and related litigation. The settlement included termination of the franchise and payment of an amount, which is not material, to the Township.

City of Chicago, IL

As previously reported, in December 2003, RCN-Chicago filed a modification petition under the provisions of Section 635 of the Communications Act of 1934, 47 U.S.C. Section 545, with the City of Chicago’s Cable television commission (the “Commission”) seeking modification of certain of the franchise agreements with the City of Chicago (the “City”). Notwithstanding the filing of the modification petition, in February 2004, the Commission declared the Company in default of certain obligations of the franchise agreements for failure to construct in certain areas of the City and to make certain payments to the Chicago Access Corporation (“CAC”). As a result of these alleged defaults, the Commission assessed multiple fines, some of which were retroactive to January 7, 2004 and some continuing through the end of the franchise terms in the year 2015. Although the precise calculation of the assessments is impossible to discern from the Commission’s resolutions, it has been reported that the Commission believes that they amount to approximately $1 million per day in the aggregate. In connection with these claims, the City has drawn down the RCN-Chicago’s letters of credit and demanded payment in full on the performance bonds posted pursuant to the franchise agreements.

On April 9, 2004, the Commission denied RCN-Chicago’s modification petition. On August 5, 2004, RCN-Chicago filed a voluntary petition for reorganization under Chapter 11 in the United States Bankruptcy Court for the Southern District of New York. Concurrently, RCN and RCN-Chicago also sought relief, including injunctive relief, from the Bankruptcy Court under the Communications Act and the Bankruptcy Code. Specifically, RCN and RCN-Chicago have alleged that the Commission’s actions in assessing damages and fines and drawing down the letters of credit were illegal and improper under section 544 of the Communications Act, that they constituted improper discrimination under section 525 of the Bankruptcy Code, and that certain of the City’s actions violated applicable state law and the terms of the franchise agreements. RCN and RCN-Chicago have sought injunctive relief to compel the City to cease making demand on RCN-Chicago’s performance bonds and to restore the letters of credit. The complaint further seeks to reverse the improper denial by the Commission of the modification petition by seeking modification of the franchise agreements under the Communications Act.

The City, RCN and RCN-Chicago have agreed to a standstill with respect to the performance bonds pending a hearing before the Bankruptcy Court and have reached an agreement in principle with the City to settle the disputes. That settlement agreement will not be effective until a number of conditions are met, including approval by the Chicago City Council and the Bankruptcy Court, and a resolution of RCN-Chicago’s disputes with CAC. The RCN Companies cannot provide assurances that these conditions will be met. The Company therefore cannot provide assurances that it will reach a satisfactory resolution with the City or that, if it does not obtain satisfactory settlement of these disputes such relief would be obtained from the federal court proceedings. To the extent that the City is ultimately successful either in asserting a right to penalties at the level imposed by the Commission or in obtaining a judgment requiring RCN-Chicago to complete construction of the remaining areas of the City, such result(s) would have a material adverse effect on RCN-Chicago.

Daly City, CA

As previously reported, on June 1, 2004, the City of Daly City, California (“Daly City”) served a Notice to Correct Violation of Franchise Agreement and of Intent to Impose Liquidated Damages on the Company’s subsidiary, RCN Telecom Services, Inc. (“RCN-Telecom”), alleging breach of the cable television system franchise between Daly City and RCN-Telecom on the ground that RCN-Telecom had failed to complete construction of its cable network to all residents of Daly City by January 6, 2004. As a result of the breach, Daly City assessed liquidated damages in the amount of $200 for each day that the system was not completed commencing from January 6, 2004. On September 27, 2004, RCN-Telecom and Daly City entered into a Memorandum of Understanding to settle all claims arising out of RCN’s inability to meet the build-out obligations of the cable television franchise and related litigation. The settlement included release of all Daly City’s claims arising out of RCN-Telecom’s inability to meet the build-out obligations, including any and all rights to collect liquidated damages or other penalties, for the duration of the franchise agreement, and payment of an amount, which is not material, to Daly City.

City of Chicago v. AT&T Broadband, et al.

The Company’s subsidiary, RCN-Chicago, like most if not all other cable providers, currently does not pay a franchise fee to the City on its high-speed data services on the basis that the FCC has determined that such Internet services are not “cable services” as defined in the Communications Act. RCN-Chicago’s position has been challenged by the City, which has brought suit against the Company, as well as AT&T Broadband (now Comcast), the incumbent cable operator in RCN-Chicago’s franchise service areas, and the other franchised cable television operator in the City (together the “Defendants”). The Defendants removed the action to federal court and succeeded in obtaining dismissal of the action on the ground that high-speed data service, as a matter of law, is not a “cable television service” within the scope of their franchise agreements with the City. Subsequently, the City successfully appealed the removal to federal District Court and the District Court’s dismissal of its case to the U.S. Seventh Circuit Court of Appeals, and the case has been remanded for further proceedings in the Circuit Court for Cook County, Illinois. RCN-Chicago will continue to vigorously defend its position in this action but can provide no assurances that the Defendants will prevail. In the event the City were ultimately to prevail on its complaint, RCN-Chicago would be required to pay the franchise fee on its high-speed data revenues and therefore to pass through the additional fees to its high-speed data service customers. Because any adverse result will affect all of RCN-Chicago’s facilities-based cable competitors in the Chicago market, such a ruling would likely not have any material adverse effect on RCN-Chicago’s ability to compete with those providers in the Chicago market. However, it would adversely affect RCN-Chicago’s ability to compete with satellite video distributors who are not subject to franchise fees. The Company also notes that this question is one of nationwide significance to local franchising authorities and cable television franchisees, and is the subject of litigation between other local franchising authorities and cable providers in other jurisdictions. Consequently, the ultimate result of all these actions, including the action brought by the City, will likely determine whether the Company’s high-speed data service fees are required to be included as cable service revenues for purposes of franchise fee payments.

Edward T. Joyce, as representative of former stockholders and warrant holders (including LaSalle options holders) of 21st Century Telecom Group, Inc. v. RCN Corporation and RCN Telecom Services of Illinois, Inc. Edward T. Joyce, as representative of the former stockholders and warrant holders of 21st Century Telecom Group, Inc. (“21st Century”) has sued RCN Corporation in the Delaware Court of Chancery. Mr. Joyce is a former member of the Board of Directors of 21st Century. RCN acquired the stock of 21st Century pursuant to an Agreement and Plan of Merger that closed in April 2000 (the “Merger Agreement”). Pursuant to the Merger Agreement, RCN held back 10% of its common stock consideration (the “10% Holdback”) for a period of one year to allow for any indemnity claims. The Merger Agreement stated that the 10% Holdback would be based upon RCN’s stock price at the time the Merger Agreement was executed. The suit seeks reformation of the Merger Agreement to reflect what Plaintiff alleges was actually negotiated and agreed to: that the 10% Holdback would be based upon RCN’s stock price as of the end of the one year holdback period. Because RCN’s stock had fallen in value during this period, if Plaintiff prevails RCN would have to distribute approximately 5 million additional shares in consideration of the Merger Agreement. RCN has filed a motion to dismiss this matter.

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

Certain officers and directors have been named as defendants in three class action suits relating to alleged breach of fiduciary duties in relation to management of RCN’s Savings & Stock Ownership Plan (“401(k) Plan”) during the periods from April 1, 2000 to the present. The suits, styled Debra Craig v. John D. Filipowicz, et al, (Civil Action No. 04-CV-07875, U.S. District Court for the Southern District of New York), filed October 9, 2004, Stephanie Thomas v. David C. McCourt, et al, (Civil Action No. 04-5068, U.S. District Court for the District of New Jersey), filed October 15, 2004, Robert M. Maguire v. John D. Filipowicz, et al, (Civil Action No. 1:04-cv-08454, U. S. District Court for the Southern District of New York), filed October 27, 2004 and Harold Hill v. David C. McCourt, et al, (Civil Action No. 04-5368(SRC), U.S. District Court for the District of New Jersey), filed November 3, 2004, allege that the defendants, as fiduciaries of the 401(k) Plan, breached their duties as fiduciaries under the Employee Retirement and Income Security Act, 29 U.S.C. Section 1132. Many of the named defendants in these cases are officers and/or directors of RCN or its subsidiaries and as such may be entitled to indemnification from RCN for costs incurred in defense of such litigation and any award to the plaintiffs resulting from such litigation. The Company has tendered these cases to its insurance carrier for defense and expects to vigorously defend against these claims. At this time, RCN cannot predict the outcome of these cases or whether, if judgment were entered against some or all of the defendants in these cases, such an award to the plaintiffs would be material.

Claims Filed in Chapter 11 Cases

The Debtors have been engaged in the process of evaluating the proofs of claim filed in their Chapter 11 cases to determine whether objections seeking the disallowance, reclassification, or the reduction of certain asserted claims should be filed. As a result of this review, on September 21, 2004, the Debtors filed their first objection to claims (the “First Omnibus Objection”). Pursuant to the First Omnibus Objection, the Bankruptcy Court disallowed, expunged, or subordinated approximately 91.6% of the Claims filed in the Chapter 11 cases. A majority of the claims subject to the First Omnibus Objection related to the Debtors’ common stock or debt securities. Certain of the larger claims as to which objections have been or may be filed are proofs of claim filed by International Business Machines Corporation (“IBM”), the Kemper Insurance Companies (“Kemper Insurance”), and Merrill Lynch Pierce Fenner & Smith, Inc. (“Merrill”). The Debtors have determined that they will object to the majority of the remaining claims on the basis that such claims are claims against non-Debtor entities and, accordingly, were improperly asserted against one of the Debtors in the Chapter 11 cases.

a.	Claims by IBM

On or about August 11, 2004, IBM filed proofs of claim (the “IBM Proofs of Claim”) in the Chapter 11 cases of each of RCN, Hot Spots Productions, Inc., RCN Finance, LLC, RLH Property Corporation, and TEC Air, Inc. (collectively, the “Initial Debtors”). The IBM Proofs of Claim filed in the Chapter 11 Case of RCN asserts a claim in the amount of $37.6 million. The remaining IBM Proofs of Claim are asserted in an unliquidated amount. The IBM Proofs of Claim assert that certain Debtors have been and continue to infringe one or more of IBM’s patents. After a review of the IBM Proofs of Claim, the Debtors believe that the IBM Proofs of Claim relate to the internet operations of a non-Debtor affiliate. Accordingly, the Debtors believe that none of the Debtors, including the subsidiary Debtors, are potentially liable to IBM. Furthermore, the Debtors believe that IBM’s alleged claims of patent infringement are without merit.

b.	Claims by Kemper Insurance

On or about August 9, 2004, Kemper Insurance (including its affiliated companies, American Motorists Insurance Company, Lumbermens Mutual Casual Company, American Protection Insurance Company, and American Manufacturing Mutual Company) filed proofs of claim in an unliquidated amount in the Chapter 11 Cases of each of the Initial Debtors (the “Kemper Proofs of Claim”). Through the Kemper Proofs of Claim, Kemper seeks an unliquidated amount for unpaid premiums and other charges in connection with certain insurance policies, claims processing agreements and other agreements between Kemper Insurance and one or more of the Debtors. The Debtors believe that claims alleged by the Kemper Proofs of Claim are without merit. To the extent that any money is in fact owed to Kemper, the Debtors further believe that such amounts are owed solely by RCN and that none of RCN’s subsidiaries are liable for such amounts. On September 28, 2004, the Debtors filed an objection to the Kemper Proofs of Claim. Since the filing of the objection, RCN and Kemper have engaged in discussions in an attempt to resolve the claims of Kemper. The hearing with respect to this objection is currently scheduled for November 16, 2004.

c.	Claims by Merrill

On or about August 11, 2004 and September 28, 2004, Merrill filed proofs of claim in the amount of $9.8 million in the Chapter 11 Cases of each of the Debtors (the “Merrill Proofs of Claim”). Through the Merrill Proofs of Claim, Merrill seeks $9.8 million, plus additional fees, costs, expenses, attorney’s fees, and other amounts related to potential losses that may accrue, on account of financial advisory fees allegedly due under an engagement agreement among Merrill and the Debtors (the “Engagement Agreement”). Merrill asserts that under the terms of the Engagement Agreement, Merrill became entitled to all fees which had been earned but were unpaid prior to the Petition Date of the Initial Debtors. The Debtors believe that claims alleged by the Merrill Proofs of Claim are without merit. Furthermore, the Debtors hold certain claims against Merrill in connection with the services Merrill provided pursuant to the Engagement Agreement. On November 12, 2004, the Debtors and certain of RCN’s non-debtor subsidiaries initiated an action against Merrill in the Bankruptcy Court to, among other things, object to the Merrill Claims in their entirety, seek disgorgement of payments made to Merrill, and recover money damages.

In the event that the claims of IBM, Kemper and Merrill, together with other claims of creditors asserted against any of RCN’s debtor subsidiaries, exceed $500 in the aggregate, the confirmation of the plans of reorganization for the Debtors other than RCN could be delayed. In addition, IBM, Kemper and Merrill have all indicated that, to the extent their claims are not fully resolved and/or satisfied by the Debtors, they could pursue such claims against one or more non-Debtor subsidiaries of RCN.

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

The Company entered into a separation agreement with Michael J. Angi, Senior Vice President, Operations effective September 3, 2004. As a Tier 1 Participant under the terms of the RCN Corporation Key Employee Retention and Severance Plan, Mr. Angi will be paid severance in an amount equal to his base salary of $240 for a period of up to twelve months, (six months of this severance payment would be mitigated against any other income received), will receive medical insurance coverage for the duration of this severance period and upon the consummation of the Chapter 11 case filed by the Company Mr. Angi will receive a cash bonus of $96.

Item 6.	Exhibits

(a.)	Exhibits

3.1	Amended Certificate of Incorporation of RCN Corporation incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on August 11, 1998.

3.2	Amended and Restated ByLaws of RCN Corporation incorporated by reference to Exhibit 3.7 to the Company’s annual report on Form 10-K filed on March 29, 2002.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RCN Corporation Date: November 15, 2004

/s/ PATRICK T. HOGAN
Patrick T. Hogan Executive Vice President and Chief Financial Officer