Form 10-K
period 2004-12-31
RCN CORP /DE/
filed 2005-05-11
CIK 1041858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 1-16805

RCN Corporation

(Exact name of registrant as specified in charter)

Delaware	22-3498533
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

196 Van Buren Street, Herndon, VA	20170
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 434-8200

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common stock, par value $0.01 per share

(Title of Classes)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the outstanding common stock of the Registrant held by non-affiliates as of June 30, 2004 based upon the average bid and asked prices of the common stock of the Registrant’s predecessor company on the over-the-counter market on such date of $ 0.135 per share, was approximately $16,514,228. There were 35,163,025 shares of voting common stock with a par value of $0.01 outstanding at May 6, 2005.

Indicate by check mark whether the registrant has filed all documents and reports to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

RCN CORPORATION AND SUBSIDIARIES

For the year ended December 31, 2004

Cautionary Statement Regarding Forward Looking Statements:

Certain of the statements contained in this Annual Report should be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of RCN with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, RCN Corporation (collectively, with its direct and indirect subsidiaries, “RCN”) also provides forward-looking statements in other materials RCN releases to the public or files with the United States Securities & Exchange Commission (“SEC”), as well as oral forward-looking statements. You should consult any further disclosures on related subjects in RCN’s quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC.

Such forward-looking statements are and will be subject to many risks, uncertainties and factors relating to RCN’s operations and the business environment in which RCN operates which may cause its actual results to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause RCN’s actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•	the ability to operate in compliance with the terms of its financing facilities (particularly the financial covenants);

•	the ability to maintain adequate liquidity and produce sufficient cash flow to meet RCN’s capital expenditure plans;

•	the ability to attract and retain qualified management and other personnel;

•	the number of potential customers in a target market;

•	changes in the competitive environment in which RCN operates;

•	changes in government and regulatory policies;

•	the ability to obtain regulatory approvals and to maintain approvals or franchises previously granted;

•	uncertainty relating to economic conditions generally and in particular affecting the markets in which RCN operates;

•	pricing and availability of equipment, materials, inventory and programming;

•	the ability to meet the requirements in its franchise agreements;

•	the ability to complete acquisitions or divestitures and to integrate any business or operation acquired;

•	the ability to enter into strategic alliances or other business relationships;

•	the ability to overcome significant operating losses;

•	the ability to reduce costs;

•	the ability to develop RCN’s products and services and to penetrate existing and new markets;

•	technological developments and changes in the industry; and

•	the risks discussed in “Risk Factors” under Item 1 below.

Statements in this annual report and the exhibits to this report should be evaluated in light of these important factors. RCN is not obligated to, and undertakes no obligation to, publicly update any forward-looking statement due to actual results, changes in assumptions, new information or as the result of future events.

In connection with its reorganization under Chapter 11 of the Bankruptcy Code during 2004, RCN included financial projections in the disclosure statement provided to its creditors and shareholders. As more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” RCN’s post-reorganization results are not directly comparable to the financial projections contained in the disclosure statement. Accordingly, you should not rely on any of the projections provided in the disclosure statement.

PART I

ITEM 1.	BUSINESS

Introduction

RCN is one of the largest facilities-based, competitive providers of bundled video, high-speed data and voice services in the United States. As of December 31, 2004, RCN served approximately 425,000 residential customers. RCN’s services are delivered primarily over its own fiber-optic local network to consumers in densely populated markets in the United States. RCN currently serves customers in the Boston, New York, eastern Pennsylvania, Washington, D.C., Chicago, San Francisco and Los Angeles metropolitan markets.

On May 27, 2004, RCN and four of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) and on August 5 and August 20, 2004, five additional subsidiaries of RCN filed voluntary petitions for reorganization under Chapter 11 (all ten collectively, the “RCN Debtors”). On December 21, 2004 (the “Effective Date”), the RCN Debtors’ joint plan of reorganization (the “Plan”) became effective and the RCN Debtors emerged from Chapter 11 of the Bankruptcy Code. Pursuant to the Plan, RCN’s consolidated indebtedness and its debt service requirements were reduced substantially, its capital structure was realigned and substantially all of the new equity of RCN was issued to certain of its former creditors. References in this report to the “Predecessor” and “Old RCN” mean RCN and its subsidiaries prior to the Effective Date and references to the “Successor,” “Reorganized RCN” and the “Reorganized RCN Companies” mean RCN and its subsidiaries after the Effective Date. See “Business—RCN’s Chapter 11 Reorganization.”

RCN is a Delaware corporation formed in 1997. RCN’s principal executive office is located at 196 Van Buren Street, Herndon, Virginia 20170 and RCN’s telephone number is (703) 434-8200. RCN’s website is www.rcn.com.

This report, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available free of charge through the SEC’s website (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In addition, these documents are made available on RCN’s website as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. The public may read and copy any material RCN files with the SEC at the SEC’s Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Strategy

RCN’s goal is to be the leading provider of high-quality, bundled video, high-speed data and voice services to customers in its target markets. The key components of RCN’s strategy include:

•	Increase revenues per customer and customer retention. RCN intends to increase the number of its customers subscribing to its “triple play” of bundled video, high-speed data and voice packages. Bundling its video, high-speed data and voice service is a key element of RCN’s operating strategy. RCN believes that bundling allows it to generate additional revenues per customer with lower acquisition and installation costs. Bundling also provides RCN the ability to offer greater pricing flexibility and efficient customer service, which it believes increases customer retention.

•	Leverage broadband network to offer innovative services and enhanced products. RCN’s fiber rich, broadband network allows RCN to deliver industry leading products and services to its customers. RCN currently offers an array of advanced services, including high definition television (“HDTV”), video on demand (“VOD”), subscription video on demand (“SVOD”) and pay-per-view (“PPV”), and RCN intends to begin offering its Voice over Internet Protocol (“VoIP”) voice service and its digital video recorder (“DVR”) products in selected additional markets. RCN’s strategy is to continue to leverage its state-of-the-art network to develop innovative products and services as technology develops and customer demands evolve, and to advance its network over time to maintain a technological advantage over its competitors.

•	Increase penetration in existing markets. RCN will continue to seek opportunities to increase penetration within and adjacent to its existing market clusters which RCN believes will generate attractive returns on its investment. RCN’s strategy for increasing penetration is to make capital expenditures on areas with attractive demographics to increase the number of marketable homes passed and to use direct sales representatives to more efficiently reach customers in its target markets. RCN’s franchises cover up to an aggregate of six million homes in its franchised areas. This will allow RCN to increase the number of marketable homes passed without the need to obtain additional franchises. By increasing its subscriber base around each network cluster, RCN believes that it can improve its operating margins and reduce its customer acquisition costs, particularly through more efficient marketing campaigns that focus on key customer segments that RCN believes purchase a higher number of higher-margin services and demonstrate stronger loyalty.

•	Maintain operational focus. RCN also believes it can create a more profitable business model by reducing operating costs where appropriate. RCN intends to continue to streamline its cost structure by implementing ongoing efficiency gains in processes, contracts, and facilities.

•	Pursue expansion opportunities. RCN will continue to evaluate growth opportunities in new markets based on its targeted return goals and potential synergies. RCN will focus on acquisition and joint venture opportunities that are accretive to RCN’s value and that leverage RCN’s experience as a leading provider of bundled, high-quality telecommunication services.

Overview of Business

RCN sells a combination or “bundle” of telecommunication services primarily to residential customers in densely populated markets in the United States. Currently, RCN offers bundled services under its RCN PowerSM and RCN EssentialsSM packages, which allow customers to select combinations of video, data and voice (local and long distance) services. While a majority of customers purchase bundled package offerings, RCN also sells video, high-speed cable modem and dial-up data services and voice services to residential customers on an individual or “a-la-carte” basis. RCN also provides video, high-speed data and voice services to commercial customers in RCN’s service areas. RCN typically delivers service over its facilities based high-speed, high-capacity, fiber-optic broadband network. RCN believes that the bandwidth capacity and architecture of its fiber-optic network provides it with an advantage in delivering its services and products. RCN is positioned to deliver enhanced services as the industry and technology evolve and demand increased bandwidth.

RCN currently operates in Boston, New York City, eastern Pennsylvania, Washington D.C., Chicago, San Francisco and Los Angeles and numerous surrounding communities. RCN also owns an approximately 49% equity interest in Megacable, S.A. de. C.V. (“Megacable”), one of the largest cable television providers in Mexico.

Fiber-optic Broadband Network

As of December 31, 2004, RCN’s network passed approximately 1.4 million marketable homes. Marketable homes are the number of residential units such as homes, apartments or condominiums on the RCN network which have at least one service (video, high-speed data or voice) available to them and where such service can be provided without any additional plant build except for installation of drops and customer premise equipment, such as video converters, cable modems and telephone Remote Service Units.

RCN generally utilizes broadband fiber-optic cable and coaxial cable distribution as the predominant medium for transporting traffic over its network. These broadband facilities provide significant benefits compared to narrowband cable or copper wire, including greater network capacity and increased functionality. These factors help to lower maintenance costs and increase the quality of RCN’s services. By utilizing a hybrid fiber-coax platform, RCN typically provides broadband service to 150 homes per node. RCN’s state-of-the art network typically has fewer electronics than existing incumbent cable companies. RCN’s network design and integrated support systems generally permit RCN to add new communication services more efficiently and effectively than the incumbents.

In order to provide reliable service to customers, RCN has designed its operations to include:

•	metropolitan rings with high-speed, redundant connections which allow immediate redirection of network traffic in the event of a fiber cut;

•	back-up power supplies in the event of a power outage;

•	sufficient inventory for maintenance and extensions;

•	a highly trained and motivated employee base; and

•	sufficient fiber capacity for future growth in services.

Services

RCN offers its video, high-speed and dial-up data and voice services in bundled service packages under the brand names RCN PowerSM and RCN EssentialsSM. Customers can choose from a broad range of service bundles which are designed to address the differing needs of customers. By choosing a bundled service package, customers can enjoy additional services at a lower incremental cost than if they were to subscribe for the services on an individual basis. Bundling its communications services enables RCN to increase penetration and operating efficiencies, facilitate customer service, reduce customer acquisition and installation costs, and increase customer retention.

The following tables summarize residential Revenue Generating Units (“RGUs”), Customers and Average Revenue per Unit (all amounts include Starpower Communications LLC as though owned 100% by RCN for all periods presented).

	RGUs(1)(3) As of December 31,			Customers(2)(3) As of December 31,
Service Type	2004	2003	2002	2004	2003
Video	382,713	390,290	378,928
High-speed data	222,402	196,797	151,878
Voice	280,116	278,021	259,288

Total	885,231	865,108	790,094	425,192	436,668

(1)	RGUs are calculated as the sum of all residential basic video, high-speed data, and voice connections. Dial-up Internet service and long distance voice service are not included. Additional telephone lines are each counted as an RGU but additional room hook-ups for video service are not counted. Digital video packages are not counted as additional RGUs. The number of RGUs in any MDU that RCN serves varies depending on the payment arrangements specific to that MDU. Generally, delinquent accounts are counted in accordance with RCN’s credit and disconnection policies. RGUs may include customers receiving some services for free or at a reduced rate in connection with promotional offers or bulk arrangements. Courtesy accounts are not counted as RGUs unless the customer subscribes to and pays for a recurring monthly service in addition to the free service they receive.
(2)	A customer is a residential household that has at least one video, high-speed data or local voice connection. Dial-up Internet and long distance voice only Customers are not included unless the Customer is located at an address on RCN’s network. For bulk arrangements in MDUs, the number of Customers varies depending on the service and payment arrangement with that MDU. Delinquent accounts are generally disconnected and no longer counted as customers after a set period of time in accordance with RCN’s credit and disconnection policies. Courtesy accounts are not counted as customers unless the customer subscribes to and pays for a recurring monthly service in addition to the free service they receive.
(3)	Excludes the central New Jersey and Carmel, New York cable systems which are being accounted for as discontinued operations due to their sale.

	Average Monthly Revenue per Unit (ARPU)(2)
	For the years ended December 31,
Service Type	2004	2003	2002
Video	$52.63	$49.27	$44.39
High-speed data	$38.28	$38.12	$34.26
Voice(1)	$44.64	$47.52	$46.77

(1)	Voice includes long distance revenue.
(2)	ARPU is calculated by dividing the total residential revenue earned in a period for a particular product (i.e. voice, video or high-speed data) by the average number of RGUs for the period for that product, stated on a monthly basis. Excludes the central New Jersey and Carmel, New York cable systems which are being accounted for as discontinued operations due to their sale.

Video

General. Cable television is a service that delivers multiple channels of television programming to subscribers who pay a monthly fee for the services they receive. Television signals are received over-the-air, by fiber-optic transport or via satellite delivery by antennas, microwave relay stations and satellite earth stations and are modulated, amplified and distributed over a network of fiber-optic and coaxial cable to subscribers’ television sets. Cable television systems are constructed and operated pursuant to non-exclusive franchises awarded by local and state governmental authorities for specified periods of time.

Video Services. RCN’s video services include:

•	Basic Analog Cable TV: All of RCN’s video customers receive a package of basic programming which generally consists of local broadcast television, local community programming, including governmental and public access, and limited satellite-delivered or non-broadcast channels. The basic channel line-up generally has between 18 and 35 channels.

•	Expanded Basic Cable TV: This expanded programming level includes approximately 45 to 60 channels in addition to the basic channel line-up, including many popular cable networks.

•	Digital Cable TV: Access to this level of service requires a digital set-top box and includes approximately 31 to 50 channels of additional programming. The set-top box comes with an interactive program guide and 45 channels of digital music. Digital cable subscribers can receive advanced services such as Video on Demand and High Definition Television (described below).

•	Premium Channels: These channels provide commercial-free movies, foreign language programming and adult content for an additional monthly fee. A converter box is required to receive these offerings. Subscribers that have a digital set-top box receive multiple screens of popular premium channel services, such as HBO, Showtime, Starz! and Cinemax with their subscription.

•	Pay-Per-View: This service allows customers to receive and pay on a per event basis to view a single showing of a recently released movie, a one-time special sporting event, music concert, or similar event on a commercial-free basis by tuning into a specific activated channel.

•	Video on Demand and Subscription Video on Demand: RCN offers VOD service in all markets, except Los Angeles, which allows customers to access hundreds of movies and other programming at any time with the ability to pause and rewind. RCN also offers SVOD services that are included as part of several of RCN’s service bundles or that can be added for an additional fee by customers if they have a digital set-top box.

•	High Definition Television: HDTV is offered to digital cable subscribers in most markets. HDTV is a digital television service that displays enhanced picture quality that surpass standard analog and digital television images.

•

Digital Video Recorder: In 2004, RCN launched its DVR service. DVR technology is included with certain set-top boxes RCN offers and allows customers to digitally record television programs and watch them on their own schedule. In addition to recording and replay, DVRs also allow customers to pause and rewind live programming. RCN offers dual-tuner DVRs that allow customers to record programs while watching other channels on a real-time basis.

Programming. Programming is an important component of delivering video service. RCN believes that offering a wide variety of programming is an important factor that influences a customer’s decision to subscribe to and retain RCN’s cable television services. Basic and premium programming are purchased from a number of suppliers. Programming contracts generally continue for a fixed period of time, usually from three to ten years, and are subject to negotiated renewal.

RCN generally pays programming suppliers a monthly license fee based on the number of customers to whom RCN makes such programming available. Such license fees may include penetration-based discounts available for higher numbers of customers, as well as discounts for channel placement or service penetration. For shopping channels, RCN receives a percentage of the amount RCN’s customers spend on home shopping purchases. Programming costs are usually payable each month based on calculations performed by RCN and are subject to adjustment based on the results of periodic audits by the programmers.

In general, per subscriber rates for programming costs are impacted by the number of subscribers, with large cable system operators receiving greater volume discounts than smaller operators. In an effort to achieve greater purchasing power, RCN is a member of the National Cable Television Co-op (“NCTC”), a cooperative buying organization that provides volume discounts to its members on programming purchased through the NCTC. Notwithstanding the purchasing arrangements through the NCTC, RCN’s programming costs have increased in every year RCN has operated and RCN expects them to continue to increase due to a variety of factors, including annual increases agreed to in existing contracts.

High-Speed Data

RCN offers high-speed data (Internet) services under the MegaModem® brand to residential customers primarily via cable modems attached to personal computers. These services include Internet access, email addresses, web-based services and web storage services. RCN’s high-speed data service typically delivers much greater bandwidth to customers than traditional dial-up services. RCN offers several levels of access speed which are available at different price points and in different bundle tiers. During 2004, RCN enhanced the maximum available download speed of RCN MegaModem® Mach 10 to 10 million bits per second (“Mbps”) and made the service available to all of RCN’s residential markets.

Customers can access RCN’s portal, which provides access to customizable broadband content, and can subscribe for premium services such as:

•	RCN interACTIONSM Games: Subscribers can download over 150 games onto their home computer on demand and for unlimited use.

•	RCN interACTIONSM Kids: Similar service as interACTION Games but offering games for children of various ages.

•	RCN interACTIONSM Music: Subscribers can download music onto their home computer from a substantial digital music library containing more than 1 million high-quality tracks.

Dial-up Internet

Customers can also connect to the Internet through RCN’s dial-up service, using a standard phone line and 56 kilobit per second (“kbps”) modem. Dial-up customers have the advantage of connecting to the Internet through a network of points-of-presence routers that are connected to RCN’s broadband network. In certain markets, RCN’s dial-up service allows customers with a V.92 modem to receive incoming telephone calls while remaining connected to the Internet. Dial-up service can also be bundled with any of RCN’s on-net video, data and voice offerings. RCN dial-up subscribers can also access the Internet at speeds of up to five times faster than traditional dial-up service by using the RCN dial-up accelerator.

Voice

RCN’s voice service includes local and long distance telephone services. RCN offers a full range of calling plans that generally include unlimited local calling, unlimited local and regional calling and bundles of local, regional and long distance calling with a variety of calling features. RCN’s voice services include voicemail, caller identification, call waiting, call forwarding, 3-way calling, 911 access, operator services, and directory assistance.

During 2004, RCN launched its VoIP service in its Chicago market. This service transmits digital voice signals over RCN’s broadband network. RCN’s VoIP service is a high-quality voice service available to all on-network subscribers that offers unlimited local, regional and long distance calling within the United States at a flat monthly rate. RCN will continue to prepare additional markets for VoIP launches.

Commercial Services

RCN offers commercial services to two customer groups, carriers and enterprise. Carriers include voice carriers, Internet Service Providers (“ISPs”), data transport providers and other data services companies. These carrier customers utilize RCN to provide redundancy for their internal network and to develop customer specific applications. RCN’s enterprise clients are typically in the hospitality, education and financial services industries. RCN targets Fortune 500 companies and works closely with enterprise clients to develop custom telecommunications solutions that will leverage the RCN network. RCN’s network enters more than 400 commercial buildings and passes within a short distance of an additional approximately 20,000 commercial buildings. RCN’s specific commercial product offerings include:

•	Metro and Intercity SONET and Ethernet based transport services including T1, DS3, OC3, OC12, OC48 Fast Ethernet and Gigabit Ethernet circuits;

•	Dark Fiber leases;

•	High-speed Internet access;

•	Managed dedicated servers and Web-hosting;

•	Bulk and retail video service; and

•	Switch-based resale long distance and local telephone service to customers on its broadband network.

Other Services

RCN also currently offers the following services:

Home Networking. RCN Home NetworkingSM lets customers use multiple Internet connections at the same time. Offered in both wired and wireless formats, RCN Home NetworkingSM allows several members of a household to simultaneously use the high-speed cable modem service via a secure home network and a single integrated gateway. RCN Home NetworkingSM includes basic features such as security and basic parental controls. RCN Home NetworkingSM is currently available in the Boston, New York, eastern Pennsylvania, San Francisco and Washington D.C. metropolitan markets.

WebwatchSM/Home Monitoring. RCN WebWatchSM, a home monitoring solution launched in 2005, allows customers to view live, streaming video or record video files of their premises from any high-speed Internet connection through a personal, secure website. RCN WebWatch facilitates home monitoring in real time by allowing customers to log on remotely to a wireless webcam installed inside a customer house or apartment. This service is currently available in Boston.

Video Mail. RCN Video Mail introduced in 2005 allows customers to send video mail to friends and family. With Video Mail, customers may send more than 50 different video greeting cards including birthday, anniversary, special events and similar items. Story Teller allows users to assemble pictures in a video slideshow. Video files are stored on the server and are available for viewing for a 30 day period.

Pricing of RCN’s Products and Services

RCN’s revenues are generated primarily by the monthly fees paid by customers for its services. RCN prices its services to promote sales of bundled packages. RCN offers bundles of two or more services with tiered features and prices to meet the demands of a variety of customers. RCN also sells individual services at prices competitive to those of the incumbent providers. The prices RCN charges vary based on the level of service the customer chooses and the geographic market. An installation fee, which is typically waived for a bundled installation, is charged to new and reconnected customers. RCN also charges monthly fees for cable customer premises equipment. Under rules adopted by the Federal Communications Commission (the “FCC”), the prices RCN charges for cable-related equipment, such as set-top terminals and remote control devices, and for installation services are based on RCN’s actual costs, plus a permitted rate of return.

Customer Service

Customer service is an essential element of RCN’s operations and strategy for customer retention. RCN provides customer service 24 hours a day, seven days a week via the Internet. RCN also operates a centralized customer call center in Wilkes-Barre, Pennsylvania which handles customer service transactions and its representatives are trained to handle inquiries for all of RCN’s products. RCN’s customer service operations utilize technologically advanced equipment that RCN believes enhances interactions with its customers through more intelligent call routing, data management, forecasting and scheduling capabilities. RCN also provides answers to frequently asked questions and equipment troubleshooting on RCN’s website (www.rcn.com). RCN believes that providing customers with the convenience of a single point of contact for all customer service issues for RCN’s video, data and voice services gives RCN a competitive advantage and complements RCN’s bundling strategy.

Joint Ventures and Other Investments

Starpower

Starpower Communications, L.L.C. (“Starpower”) is a Delaware limited liability company formed in 1997 as a joint venture between a subsidiary of RCN and Pepco Communications, L.L.C., a subsidiary of Pepco Holdings, Inc. (“Pepco”), to sell video and telecommunications services to residential and commercial customers in Washington D.C. and the surrounding areas in Maryland and Virginia. In December 2004, RCN increased its ownership in Starpower from 50% to 100% by purchasing the 50% interest in Starpower owned by Pepco for $29 million. RCN financed the $29 million purchase price with borrowings under its credit facility. Starpower leases certain portions of Pepco’s fiber system and Pepco provides construction and construction management services to Starpower. RCN believes that the costs of the services provided by Pepco to Starpower are equivalent to those that would be obtained from third-party contractors.

RCN-BecoCom

RCN-BecoCom LLC (“RCN-BecoCom”) was formed in 1997 as a joint venture between RCN and NSTAR Communications, Inc., formerly BecoCom, Inc. (“NSTAR”), to increase penetration in the Boston market by assisting in the network rollout and gaining access to rights-of-way. In December 2003, RCN-BecoCom became a wholly-owned subsidiary of RCN. Although the joint venture has been terminated, NSTAR continues to provide RCN-BecoCom with construction and construction management services and RCN-BecoCom uses portions of NSTAR’s broadband network, rights-of-way and certain equipment sites in the Boston metropolitan area. RCN believes that the cost of the services provided to RCN-BecoCom by NSTAR are equivalent to those that would be obtained from third-party contractors.

Megacable and MCM

RCN has a 48.93% equity interest in Megacable, one of the largest cable television providers in Mexico. Megacable operates cable systems in Mexico, principally on the Pacific and Gulf coasts and including Guadalajara, the second largest city in Mexico; Hermosillo, the largest city in the state of Sonora; and Veracruz, the largest city in the state of Veracruz. Megacable also provides Internet services to customers.

Under the agreements governing the investment in Megacable, RCN has the right to elect six of the 15 members of the Megacable board of directors and two of the six members of the Megacable management committee. These positions were vacant following the Effective Date. In addition, certain actions proposed to be taken by Megacable may not be taken without the consent of RCN. RCN accounts for its investment in Megacable on the equity method. As discussed under “Item 9A – Controls and Procedures – Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures,” RCN identified a material weakness in its disclosure controls due to its failure to obtain timely financial and other information from Megacable. The agreements governing RCN’s investment in Megacable provide for the delivery of audited financial statements of Megacable within 60 days of the end of Megacable’s fiscal year, which ends on December 31. RCN has not yet obtained audited financial information for the year ended December 31, 2004 with respect to Megacable. RCN is actively working to appoint representatives to the Megacable board of directors and management committee, to obtain Megacable’s financial statements for 2004 as soon as possible and to ensure timely receipt of Megacable’s quarterly and annual financial statements in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Joint Ventures” and Note 14 to RCN’s Consolidated Financial Statements.

Separately, RCN has a 48.93% interest in Megacable Comunicaciones de México S.A. (“MCM”). MCM, which was spun off from Megacable in November 2001, has a license from the Mexican government to operate a broadband network in Mexico City, Monterrey and Guadalajara. MCM has activated its network in Mexico City and is providing local voice and high-speed data service in that city, principally to commercial customers.

Recent Asset Sales

Sale of Carmel, New York Cable System. On March 9, 2004, RCN sold its Carmel, New York cable system for approximately $120.2 million (net of purchase price and post-closing adjustments). In accordance with SFAS No. 144, the results of operations for this system are reported as discontinued operations.

Sale of Central New Jersey Cable System. On February 19, 2003, RCN sold its central New Jersey cable system assets for approximately $242.8 million of proceeds (net of purchase price and post-closing adjustments). In connection with its regulatory review and approval of the transaction, the New Jersey Board of Public Utilities (“NJBPU”) required RCN to deposit an additional $1 million in escrow to satisfy any subscriber claims arising after the sale. Though no such claims have arisen, the NJBPU has refused to authorize release of the escrow. RCN is currently litigating the NJBPU’s refusal before the Superior Court of New Jersey, Appellate Division, where the matter is pending. In accordance with SFAS No. 144, the results of operations for this system are reported as discontinued operations.

Employees

As of December 31, 2004, RCN employed approximately 2,200 employees, including approximately 20 part-time employees. None of RCN’s current employees are covered by a collective bargaining agreement.

Franchises

As of December 31, 2004, RCN operated systems pursuant to approximately 101 franchise and open video system (“OVS”) agreements, permits and similar authorizations issued by local and state governmental authorities. Each franchise is awarded by a governmental authority and such governmental authority often must approve a transfer to another party. Most franchises are subject to termination proceedings in the event of a material breach. In addition, most franchises require RCN to pay the granting authority a franchise fee of up to 5.0% of revenues, as defined in the various agreements, which is the maximum amount that may be charged under the applicable federal law. RCN is entitled to and generally does pass this fee through to the customer.

Prior to the scheduled expiration of most franchises, RCN initiates renewal proceedings with the granting authorities. The Cable Television Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”) provides for an orderly franchise renewal process in which granting authorities may not unreasonably withhold renewals. Historically, RCN has been able to renew RCN’s franchises generally at or before their stated expirations and without incurring significant costs, although any particular franchise may not be renewed on commercially favorable terms or otherwise. RCN’s failure to obtain renewals of its franchises, especially those in the major metropolitan areas where RCN has the most customers, could have a significantly adverse effect on its consolidated financial condition, results of operations or liquidity. In some cases, franchises have not been removed at expiration and RCN operates under temporary authority from the local franchising authority (“LFA”) while negotiating renewal terms with the LFA. Currently five of RCN’s cable franchises in the eastern Pennsylvania market are beyond their stated expiration dates but are continuing under their existing terms and conditions. An additional three franchises in eastern Pennsylvania will expire by the end of 2005, if not renewed prior to expiration. RCN expects to renew substantially all of these franchises.

Competition

RCN competes with a wide range of service providers in each market, including incumbent local telephone carriers (“ILECs”), incumbent cable providers, competitive local exchange carriers (“CLECs”), Direct Broadcast Satellite (“DBS” providers), interexchange carriers (“IXCs”) and other dial-up service providers. These companies represent RCN’s primary competition in the delivery of “last mile” connections for video, data and voice services.

RCN’s principal competitors are incumbent local telephone carriers and cable companies which are larger than RCN and have greater financial resources. These incumbents have numerous advantages, which result from their historically monopolistic control of their respective markets, economies of scale and scope, control of limited conduit and pole space, ownership of content, and well-established customer and vendor relationships. In addition, telecommunication companies have been begun to form joint marketing alliances to jointly provide a bundle of each of the services offered by RCN, together, in some cases, with wireless phone service. This development is likely to place increased competitive pressure on RCN.

Advances in communications technology and changes in the regulatory and legislative environment are constantly occurring. RCN cannot predict the effect that ongoing or future developments might have on the video, data and voice industries, or RCN’s operations and financial condition.

Video

RCN’s video service competes in each of its markets with incumbent multiple system franchised cable operators (“MSOs”).

All video services providers face competition from a variety of methods of receiving and distributing television signals, and from alternative sources of news, information and entertainment, including Internet services, newspapers, radio, movie theatres and live theatre, sports, and music. Competitive programming sources include over-the-air television digital and analog broadcast programming, DBS, interactive online computer services, and home video products. Home video products include videotape cassette recorders, digital video disk players, and streaming personal computer applications.

RCN faces additional competition from private satellite master antenna television systems that serve condominiums, apartment and office complexes and private residential developments. Congress and the FCC have adopted policies providing a more favorable operating environment for new and existing technologies that compete, or may compete, with various video distribution systems.

DBS is a significant competitor to cable systems. The DBS industry has grown rapidly over the last several years, far exceeding the growth rate of the cable television industry. DBS service allows the subscriber to receive video services directly via satellite using a relatively small dish antenna. The two largest DBS providers are DirecTV, Inc., an affiliate of News Corp. (“DirecTV”), and EchoStar Communications Corp. (“EchoStar”), which operates the Dish Network.

Video compression technology and high powered satellites allow DBS providers to offer more than 200 digital channels from a single transponder satellite, thereby surpassing the typical analog cable system. DBS providers are able to offer service nationwide and are able to establish a national image and branding with standardized offerings, which leads to greater efficiencies and lower costs in the lower tiers of service. RCN believes that its higher tier products, particularly its bundled premium packages, are price-competitive with DBS packages and that many consumers prefer RCN’s ability to economically bundle cable television packages with high-speed Internet and phone services. RCN believes that this, combined with the introduction of more new products that DBS cannot currently offer (such as local HDTV and local interactive television), differentiates RCN from DBS competitors and could enable RCN to win back some of RCN’s former customers who migrated to satellite. However, recent joint marketing arrangements between DBS providers and telecommunications carriers allow similar bundling of services by DBS providers in certain areas. Both DirecTV and EchoStar have entered into joint marketing agreements with major telecommunications companies to offer bundled packages combining phone service, digital subscriber line service and DBS services. Moreover, DBS providers operate in a largely unregulated marketplace. They are not subject to local franchise requirements and are not obligated to collect and pay license fees to local authorities.

RCN’s video programming services will continue to face growing competition from DBS service providers and multi-channel digital program distributors utilizing unused digital bandwidth allocated to local broadcast stations. Additionally, while Multi-Channel Multi-Point Distribution Service license holders, who use wireless, low-power microwave frequencies to transmit video programming over-the-air to subscribers, are scaling back their deployments, those remaining in the market continue to focus on the technology mainly as a platform for delivery of high-speed Internet service.

In addition, certain local telephone companies provide, or have announced plans to provide, video services within and outside of their telephone service areas through a variety of methods, including cable networks, satellite program distribution, and wireless transmission facilities.

Data

The Internet access market is highly competitive and increasingly price-sensitive. Competition in this market has intensified, specifically among cable operators and ILECs who continue to make significant progress penetrating this market.

Current competitors include local, regional and national ISPs, national and international telecommunications companies, cable operators, and ILECs.

ILECs compete with RCN by providing broadband Internet service over digital subscriber lines (“DSL”). DSL service provides Internet access to subscribers at data transmission speeds greater than those available over conventional telephone lines. DSL service therefore is competitive with high-speed Internet access over cable systems. Most telephone companies which already have facilities, an existing customer base, and other operational functions in place (such as billing, service personnel, etc.) offer DSL service. RCN expects DSL to remain a significant competitor to RCN’s data services. In addition, while DSL service typically provides lower access speeds than RCN’s higher tiers of high-speed Internet service, the further deployment of fiber-optic cable by telephone companies into their networks will enable them to provide higher bandwidth Internet service than provided over traditional DSL lines.

With the recent consolidation among ISPs, competition is becoming concentrated to the larger national and regional providers of Internet access. While RCN does not expect significant new entrants into the Internet access market in the near future, new technologies are being introduced which will provide customers other choices for Internet access. Many competitors have broader brand recognition and spend significantly more marketing dollars for customer acquisition. RCN competes directly or indirectly with:

•	established online services;

•	small, local ISPs;

•	Internet services (including DSL services) offered by national and international telecommunications companies;

•	Internet access (including DSL service) offered by regional Bell operating companies (“RBOCs”);

•	high-speed services offered by incumbent cable providers and other regional cable providers offering high-speed Internet access over a cable modem;

•	fixed wireless Internet access services offered by certain telecommunications providers; and

•	mobile wireless Internet access services offered by cellular providers.

In addition, local wireless Internet services have recently begun to operate in many markets using licensed portions of the radio spectrum, as well as available unlicensed radio spectrum. This service option, popularly known as “Wi-fi” or “Wi-max”, offers another alternative to cable-based Internet access. Other delivery systems, such as two-way satellite delivered Internet service and services that deliver high-speed Internet access over existing powerlines, are currently under development.

Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment, are constantly occurring. In addition, a continuing trend toward business combinations and alliances in the telecommunications industry may also create significant new competitors.

Voice

The voice service market, especially long distance, is characterized by intense price competition. RCN competes with the ILECs for the provision of local voice services, as well as alternative service providers including CLECs. Cable operators are also entering the local exchange market in some locations. Other sources of competitive local and long distance voice services include: commercial mobile radio service providers, including cellular carriers, personal communication service carriers, and enhanced specialized mobile radio service providers. VoIP is a significant competitive service that an increasing number of companies in the industry are offering.

Landline local phone service continues to be the most widely used medium for voice services. However, wireless technology provides growing competition to landlines and long distance usage via landlines.

Long distance competition continues to come from traditional IXCs, RBOCs, wireless companies, new bundlers using unbundled network element platform (“UNE-P”) and VoIP.

RCN expects to continue to face significant competition in all markets from the ILECs, CLECs and MSOs for both local and long distance service. The ILECs include Verizon in the northeast corridor, and SBC in California and Chicago (both of which currently dominate their respective local telephone markets). The telephony business has been characterized by increasing consolidation. For example, in the traditional landline business, AT&T has entered into an agreement to be acquired by SBC and MCI has entered into an agreement to be acquired by Verizon. In the wireless business, which is increasingly challenging the traditional landline business, especially in the residential market, Cingular Wireless has recently completed the acquisition of AT&T Wireless. As a result, RCN expects that it will face increased pressure from these larger competitors as they achieve greater scale through these acquisitions.

RCN anticipates the entry of more cable companies into the voice service marketplace within 6 to 12 months, further adding to the competitive nature of the market. Similarly, the traditional ILECs are adding video solutions to their phone packages.

RCN’s Chapter 11 Reorganization

Events Leading Up to Chapter 11 Reorganization

Historically, RCN met its liquidity requirements through cash on hand, amounts available under its senior credit facility and issuances of high-yield debt securities in the capital markets and preferred stock and common stock to strategic investors. However, due to the severe slowdown in the telecommunications industry and limited access to the capital markets, RCN experienced financial difficulties. Beginning in 2001, RCN took a series of steps to meet its working capital needs, improve its near-term liquidity and capital structure and reduce its financial risk, including repurchasing senior notes at discounts to their face value through tender offers and open market purchases and reducing capital investments to provide cash flow to meet its debt service requirements. In addition, RCN sold its central New Jersey and Carmel, New York cable systems and applied the proceeds to repay outstanding debt. RCN also amended certain of its bank credit agreements to obtain more flexible covenants and entered into a credit agreement with Evergreen Investment Management Company LLC (the “Evergreen Credit Agreement”) to fund repurchases of senior notes.

Despite these measures, RCN determined that its revenue and cash on hand were insufficient to meet its working capital, debt service, capital expenditure and other requirements, including interest payments on its senior notes. RCN, after consulting with its advisors and after exploring various out-of-court restructuring alternatives, concluded that the best approach to achieve a comprehensive restructuring and reduce its indebtedness was through a Chapter 11 reorganization.

Commencement of the Chapter 11 Cases

On May 27, 2004, RCN and four of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). On August 5 and August 20, 2004, five additional subsidiaries of RCN filed voluntary petitions for reorganization under Chapter 11.

Plan of Reorganization and Exit Financing

On October 12, 2004, the RCN Debtors and the official committee of unsecured creditors filed the Plan, describing their proposal for reorganizing, and a related disclosure statement (the “Disclosure Statement”) with the Bankruptcy Court. On October 13, 2004, the Bankruptcy Court entered an order approving the Disclosure Statement and the RCN Debtors’ solicitation procedures motion.

On December 8, 2004, the Bankruptcy Court entered a confirmation order approving the Plan. The Plan became effective on December 21, 2004 and the RCN Debtors emerged from Chapter 11.

The RCN Debtors obtained the following exit financing arrangements in order to consummate the Plan:

•	The RCN Debtors obtained a $355 million senior secured credit facility from Deutsche Bank comprised of term loans for an aggregate amount of $330 million and a $25 million letter of credit facility (the “Senior Secured Credit Agreement”);

•	RCN issued $125 million aggregate principal amount of 7.375% convertible second-lien notes due 2012 which are convertible into shares of Reorganized RCN’s common stock (the “Convertible Notes”); and

•	RCN amended and extended its Evergreen Credit Agreement.

Proceeds from the exit financing were used to pay amounts due to senior secured creditors, pay administrative expenses of the bankruptcy proceedings, make payments to other creditors under the Plan, purchase the 50% interest in Starpower from Pepco, and for general corporate purposes. For a detailed description of the Senior Secured Credit Agreement and the Convertible Notes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations––Liquidity and Capital Resources.”

Effect of Consummation of the Plan

Pursuant to the Plan, on the Effective Date, all of the existing securities of RCN, including the existing common stock, preferred stock, stock options, and warrants, were extinguished and deemed cancelled. RCN filed an amended and restated certificate of incorporation authorizing new shares of common stock. In accordance with the Plan, Reorganized RCN will issue a total of 36,020,850 shares of its common stock, par value $0.01 per share, to certain of its former general unsecured creditors and will issue warrants to certain former holders of Old RCN’s preferred stock and common stock. As of May 6, 2005, RCN had issued and distributed a total of 35,163,025 shares of common stock to those certain former general unsecured creditors. The balance of the shares of common stock to be issued have been reserved pending the resolution of certain disputed claims. Remaining distributions will be made as and when objections to disputed and unliquidated claims are resolved. Although the majority of disputed claims have been resolved, the resolution of a few of the disputed claims is expected to continue during 2005. See “Legal Proceedings.” RCN expects to complete the distribution of the warrants to certain former holders of Old RCN’s preferred stock and common stock in May 2005.

Resolution of Disputes with City of Chicago and Chicago Access Corporation

In connection with RCN’s Chapter 11 reorganization, RCN and RCN Cable TV of Chicago, Inc. (“RCN-Chicago”), a subsidiary of RCN, resolved their ongoing disputes with the City of Chicago and the Chicago Access Corporation. For a description of these disputes, see “Legal Proceedings.”

Regulation

Overview

Telecommunications and cable television operators are subject to extensive regulation by the FCC, state public utility commissions (“PUCs”), and LFAs. Such regulation affects the manner in which RCN must operate its business and can also have direct and indirect impacts on its costs of operation. These regulatory regimes are subject to change from time to time and any changes in the current regulatory system, including new or additional regulations, could negatively impact RCN’s businesses or operations in the future.

RCN’s ability to provide telephone and video programming transmission services was made possible by the Telecommunications Act of 1996 (the “1996 Act”) and other important changes in government regulations which have been subject to various court challenges and may be subject to change in the future. These regulations often have a direct or indirect impact on the costs of operating networks, and therefore the profitability of services. In addition, RCN is subject to other regulations at the federal, state and local levels, all of which may change in the future. The costs of complying with these regulations, delays in receiving or failures to receive required regulatory authorizations, changes in existing regulations or the enactment of new, adverse regulatory requirements may have a material adverse effect upon RCN’s ability to obtain or retain authorizations on the business. RCN cannot assure you it will be able to obtain all of the authorizations needed to construct broadband network facilities or to retain the authorizations already acquired.

Set forth below is a summary of present and proposed federal, state, and local regulations and legislation that may affect RCN’s provision of video programming, data and voice services. Other existing federal regulations, copyright licensing, and, in many jurisdictions, state and local franchise requirements, are currently the subject of judicial proceedings, legislative hearings and administrative proposals that could change, in varying degrees, the operations of communications companies. The ultimate outcome of these proceedings on RCN’s businesses cannot be determined at this time.

Regulation of Video Services

Cable Television Systems

RCN’s cable television systems are subject to regulation under the 1992 Cable Act. The 1992 Cable Act regulates, among other things, rates for cable services in communities that are not subject to “effective competition,” certain programming requirements, and broadcast signal carriage requirements that allow local commercial television broadcast stations to require a cable system to carry the station. Local commercial television broadcast stations may elect once every three years to require a cable system to carry the station (“must-carry”), subject to certain exceptions, or to withhold consent and negotiate the terms of carriage (“retransmission consent”). A cable system generally is required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether under the must carry or retransmission consent requirements of the 1992 Cable Act. The 1992 Cable Act also permits LFAs to require cable operators to set aside certain channels for public access, educational and governmental (“PEG”) programming. Cable systems with 36 or more channels must designate a portion of their channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator. Local non-commercial television stations are also given mandatory carriage rights.

Because a cable communications system uses local streets and rights-of-way, they are generally also subject to state and local regulation, typically imposed through the local franchising process. The terms and conditions of state or local government franchises vary materially from jurisdiction to jurisdiction. Generally, they contain provisions governing franchise fees, franchise term, time limitations on commencement and completion of construction, conditions of service, including the number of channels, the provision of free service to schools and certain other public institutions, liquidated damages and the maintenance of insurance and indemnity bonds, maintenance obligations, customer service standards, franchise renewal, sale or transfer of the franchise, territory of the franchisee, use and occupancy of public streets, and types of cable services provided. LFAs may award one or more franchises within their jurisdictions and prohibit non-grandfathered cable systems from operating without a franchise. The 1992 Cable Act also provides that, in granting or renewing franchises, LFAs may establish requirements for cable-related facilities and equipment, but not for video programming other than in broad categories. The 1992 Cable Act also permits the cable operator to seek modification of its franchise requirements through the franchise authority or by judicial action if changed circumstances warrant.

The 1992 Cable Act limits franchise fees to 5% of gross revenues derived from the provision of cable services. In addition, franchises generally provide for monetary or in-kind contributions to support PEG services. Those PEG fees typically range from 1% to 3% of gross revenues, however, certain jurisdictions have adopted flat rate contributions rather than a rate based on revenues or numbers of subscribers. In flat rate jurisdictions, RCN is at a cost disadvantage compared to larger cable systems who pay a lower effective per subscriber fee. In addition to the relevant franchise agreements, cable authorities in some jurisdictions have adopted cable regulatory ordinances that further regulate the operation of cable systems. These additional regulations have the effect of increasing RCN’s expenses in operating its businesses. RCN cannot assure you that the LFAs will not impose new and more restrictive requirements on RCN.

In some jurisdictions, RCN provides cable television programming as an OVS provider. At various times between February 1997 and December 2002, RCN was certified by the FCC to operate OVS networks in certain areas within its foot print. The OVS framework is an alternative regulatory structure, established at the federal level, for operators providing multi-channel video service to subscribers. OVS networks are subject to a certain degree of local regulation for use of local streets and rights-of-way and RCN’s OVS agreements with LFAs typically resemble a cable franchise agreement. RCN has entered into agreements with each of the municipalities where it offers OVS services that provide for the payment of the fees and carriage of PEG channels required by the 1996 Act. OVS operators also are subject to the same requirements as cable operators with regard to retransmission consent and must-carry, carriage of non-commercial television stations, and certain other programming-related regulatory requirements, as well as other cable-related FCC regulations. The terms and conditions of OVS agreements therefore vary from jurisdiction to jurisdiction, but generally contain provisions governing gross receipts fees, term, PEG channel and funding requirements, and other standard right-of-way management requirements.

Generally, gross receipt fees for OVS operators, such as RCN, are usually required to match the gross receipt fees paid by the incumbent cable operator. These fees are limited by the Communications Act of 1934 (the “Communications Act”) to a maximum of 5% of gross revenues derived from the provision of cable services. In addition, OVS operators typically are required to match the monetary or in-kind contributions required of the incumbent cable operator to support PEG access. RCN’s OVS agreements provide that its PEG contributions match those of the incumbent cable operator proportionate to the level of RCN’s revenues or number of subscribers in relation to the incumbent on either a percent of gross revenue or per subscriber basis. Those PEG access fees typically range from 1% to 3% of RCN’s gross cable services revenues.

RCN’s existing cable franchises and OVS agreements expire at varying times. RCN’s ability to provide franchised cable television and OVS services depends largely on its ability to obtain and renew franchise and OVS agreements from LFAs on acceptable terms. RCN cannot assure you that such agreements will be reached in every instance, and the failure to do so in a particular local jurisdiction could have a material effect on its ability to enter or continue to operate in that local area. Historically, RCN’s cable franchises that have reached their expiration date have been renewed or extended, generally at or before their stated expirations and on acceptable terms. Due to reduced capital spending and curtailed expansion to new homes within existing markets, however, RCN cannot assure you that franchise and OVS agreements will be renewed at expiration with comparable terms and performance conditions. Furthermore, RCN cannot assure you that it will be in compliance with those franchise and OVS agreements at the time of renewal or that it will be able to renew these or other franchise and OVS agreements on acceptable terms.

In light of economic conditions in the communications industry and limitations on RCN’s ability to raise capital that have occurred since most of RCN’s cable franchises were entered into, RCN has substantially decreased the amount it spends on new network construction and other capital expenditures below the levels that were anticipated when the franchises were entered and therefore below the level required to meet the network build-out obligations set forth in many of the original franchises. RCN decreased year over year capital expenditures in 2001, 2002, 2003, and 2004. As a result, RCN has not been able to meet all of the construction and system build-out requirements contained in some of the cable franchises it has entered into with certain LFAs and will not be able to meet them during the remaining terms of the franchises. In certain communities in the Boston area, southern Florida, the Pacific Northwest, the Chicago area, and eastern Pennsylvania, RCN agreed with LFAs either to terminate the franchise without penalty or prejudice to entering a new franchise in the future, or to eliminate any build-out obligations. In the Cities of Boston and San Francisco, RCN entered into OVS agreements with each city and terminated its cable franchises. RCN has completed amendments of its cable franchises in Arlington, Virginia and Montgomery County, Maryland to eliminate network build-out obligations and monetary penalties for failure to complete such build-outs, and has recently reached similar agreements to do the same in a number of communities in the Boston, Philadelphia, San Francisco and Los Angeles markets. In the other markets where network construction obligations still remain in the cable franchises, RCN has reached agreements or is negotiating with LFAs to amend or modify the terms of the applicable franchise to avoid any breaches and related penalties, to terminate the applicable franchise without penalty or prejudice to entering a new franchise in the future, to convert the franchise to an OVS agreement in order to relax build-out obligations or to postpone indefinitely any build-out obligations under the franchise.

Although in most of these cases LFAs have worked with RCN to reach agreements as to such amendments or modifications, RCN cannot assure you that it will be able to reach a satisfactory resolution of these issues in all cases, or that some of the municipalities involved will not seek to invoke the liquidated damages and other penalties to which they may claim to be entitled pursuant to the franchise agreements. Several jurisdictions have sought damages or other remedies for RCN’s current or expected future non-compliance with construction and system build-out requirements. The majority of these instances have been resolved, on acceptable terms. In one instance, litigation remains pending. On December 8, 2003, the Board of Selectmen (“Board”) of the Town of Wakefield, Massachusetts (“Wakefield”) issued a notice that RCN-BecoCom is in violation of its franchise obligation to complete construction of cable facilities throughout Wakefield. In response, RCN-BecoCom filed a Petition for Modification of the franchise pursuant to section 625 of the Communications Act. The Board subsequently denied that Petition on July 12, 2004, and RCN-BecoCom filed its appeal of that decision with the U.S. District Court for Massachusetts. Wakefield counterclaimed for breach of the cable license (franchise) agreement, specific performance, damages, and the right to proceed against RCN-BecoCom’s $100,000 performance bond and $10,000 letter of credit. The case currently is scheduled to go to trial in October 2006. If efforts to settle the dispute are unsuccessful, RCN-BecoCom intends to prosecute its claims and defend against Wakefield’s claims vigorously, and to pursue any appropriate appeals. However, RCN cannot assure you that RCN-BecoCom will be successful in obtaining the relief it seeks, or that Wakefield will not recover damages for breach and/or an order for specific performance against RCN-BecoCom, either of which could have a significantly adverse effect on RCN-BecoCom.

If one or more other LFAs with which RCN has agreements were to prevail in such efforts to enforce unmet build-out requirements, RCN could be subject to aggregate penalties in an amount that would have a material adverse effect on its operations. In addition, the failure to build-out under the franchises will severely limit the number of new marketable homes passed by the network and, accordingly, limit the growth in potential subscribers. As a result, RCN will have to focus on marketing, or often re-marketing, to prospective customers in the network footprint. RCN expects this could limit RCN’s ability to increase the subscriber numbers in the short-term at historical rates, and lead to a decrease in the rate of revenue growth in the future.

RCN, like most if not all other cable providers, currently does not pay a franchise fee on its cable modem Internet access services on the basis that the FCC has determined that such Internet services are not “cable services” as defined in the Communications Act. RCN’s position has been challenged by the City of Chicago, which has brought suit against RCN-Chicago, as well as AT&T Broadband (now Comcast), the incumbent cable operator in RCN-Chicago’s franchised service area, and the other franchised cable television operator in the City of Chicago (collectively, the “Defendants”). The Defendants removed the action to federal court and succeeded initially in obtaining dismissal of the action on the ground that cable modem service, as a matter of law, is not a “cable television service” within the scope of the franchise agreements and therefore cannot be subject to the agreements’ franchise fee provision, which by its express terms is to be interpreted and applied in accordance with the Communications Act. The City of Chicago appealed both the removal to federal District Court and the District Court’s dismissal of its case to the U.S. Seventh Circuit Court of Appeals. On October 1, 2004, the Seventh Circuit vacated on jurisdictional grounds the District Court’s decision dismissing the City of Chicago’s claims, and remanded the case back to the Circuit Court for Cook County, Illinois, for further proceedings. The Seventh Circuit expressed no opinion on the merits of the case, which will now be litigated in the Cook County Circuit Court as though the initial District Court decision, which was favorable to RCN, had never been rendered. In the event the City of Chicago were ultimately to prevail on its complaint, RCN-Chicago would need to pay the 5% franchise fee on its cable modem revenues and therefore to pass through the additional fees to its cable modem Internet service customers, which would raise their rates as compared to the high-speed Internet services provided by ILECs and therefore have an adverse effect on RCN-Chicago’s ability to compete with such providers. However, because any adverse result will affect all of RCN-Chicago’s cable competitors in the Chicago market, such a ruling would likely not have a disproportional effect on RCN’s ability to compete with other cable operators in the Chicago market. RCN also notes that the proper classification of cable modem service for regulatory purposes, and the scope of state and local authority to regulate cable modem service, is a question of nationwide significance to LFAs and cable television franchisees, and is the subject of pending litigation, including in the Brand X case before the United States Supreme Court, and FCC rulemaking. The ultimate result of all of these actions, including the action brought by the City of Chicago, will likely determine whether RCN’s cable modem Internet service gross revenues will be required to be included for purposes of franchise fee payments, and RCN cannot assure you that it will not be subject to gross revenue fees or other regulation of its cable modem Internet access services in the future.

In addition, a number of jurisdictions have imposed or attempted to impose so-called “open access” requirements in connection with the grant or transfer of a cable franchise and others may do so. As used in this context, “open access” refers to the requirement that a broadband operator permit unaffiliated entities to provide Internet services over the cable television operator’s broadband facilities. While RCN believes that its business interests may in the future be served by such open access, whether and how to make such access available must be determined on the basis of technological and market conditions, and RCN has therefore opposed regulations or government intervention in regard to such matters. Such regulatory mandates could impose significant costs on RCN and restrict the manner in which it conducts its business.

Cable television systems, where effective competition has not been demonstrated to exist, are subject to rate regulation of the basic service tier. None of the municipalities in which RCN holds a cable franchise are currently attempting to impose rate regulation on RCN. As required by the 1996 Act, rates were deregulated for all cable programming services except limited basic service on March 31, 1999. In the event that a municipality in which RCN holds a cable franchise were to attempt to impose rate regulation, it would be necessary for RCN to demonstrate that effective competition exists in its franchise area. RCN believes that effective competition can be demonstrated as to RCN with respect to all of RCN’s cable franchises, since in each case there is an existing incumbent cable operator serving the area.

The FCC has also issued rules establishing standards for digital television. The FCC’s rules require television stations to simulcast their existing television signals and digital television signals for a period of years prior to the expected cut over to full digital broadcasting in 2006. The FCC recently issued an order stating that cable operators will not be required to simultaneously carry broadcasters’ digital and analog signals, nor will cable operators be required to carry more than a single digital programming stream from any single broadcaster. These rules are beneficial to RCN, insofar as they limit the burden on RCN’s channel capacity, but the rules could be challenged by broadcasters.

In addition to the FCC regulations previously discussed, there are other FCC cable regulations that directly affect the way that RCN operates its video businesses in areas such as: equal employment opportunity; syndicated program exclusivity; network program non-duplication; registration of cable systems; maintenance of various records and public inspection files; microwave frequency usage; lockbox availability; sponsorship identification; antenna structure notification; tower marking and lighting; carriage of local sports broadcast programming; application of rules governing political broadcasts; limitations on advertising contained in non-broadcast children’s programming; consumer protection and customer service; ownership and access to cable home wiring and home run wiring in multiple dwelling units; indecent programming; programmer access to cable systems; programming agreements; technical standards; and consumer electronics equipment compatibility and closed captioning.

The FCC has the authority to enforce its regulations by imposing substantial fines, issuing cease and desist orders and/or imposing other administrative sanctions, such as revoking FCC licenses needed to operate certain transmission facilities often used in connection with cable operations.

Regulation of Data Services

The data services business, including Internet access, is largely unregulated at this time apart from federal, state and local laws and regulations applicable to businesses in general. Some federal, state, local and foreign governmental organizations are considering a number of legislative and regulatory proposals with respect to Internet user privacy, infringement, pricing, quality of products and services and intellectual property ownership. It is uncertain how existing laws will be applied to the Internet in areas such as property ownership, copyright, trademark, trade secret, obscenity and defamation. Additionally, some jurisdictions have sought to impose taxes and other burdens on providers of data services, and to regulate content provided via the Internet and other information services. RCN expects that proposals of this nature will continue to be debated in Congress and state legislatures in the future. Additionally, the FCC is now considering a proposal to impose obligations on some or all providers of Internet access services to contribute to the cost of federal universal service programs, which could increase the cost of Internet access. The adoption of new laws or the modification of existing laws to the Internet may decrease the growth in the use of the Internet, which could in turn have a significantly adverse effect on RCN’s Internet businesses. As discussed above in connection with the franchise fees claimed by the City of Chicago on RCN’s cable modem service gross revenues, the FCC has classified high-speed cable modem Internet service as an “interstate information service,” which has historically meant that no regulations apply to the provision of this service. However, the FCC’s decision was vacated by a federal appellate court. That court decision has been appealed to the United States Supreme Court in the Brand X case, which is expected to decide the case in the near future, but there is likely to be continuing uncertainty about how RCN’s cable modem

Internet access service will ultimately be classified for regulatory purposes. Moreover, even if the FCC’s decision is upheld, the FCC will still consider whether to impose any federal regulations on high-speed cable modem Internet service and permit LFAs to impose fees or other requirements on such service. RCN cannot predict the outcome of such regulatory proceedings.

Regulation of Voice Services

Federal Regulation: The use of RCN’s networks for interstate and international voice services, including the local component of any interstate or international call, is regulated by the FCC under the Communications Act. RCN provides domestic interstate voice services nationwide, and has been authorized by the FCC to offer worldwide international services. Under recent FCC decisions, the rates, terms, and conditions of these services are no longer regulated, although RCN remains subject to the FCC’s jurisdiction over complaints regarding these services. RCN must also comply with various FCC rules regarding disclosure of billing rates, content and format of invoices, payment of various regulatory fees and contributions, and the like. In addition, the FCC requires prior approval for transfers of control and asset transfers by regulated carriers, including reorganizations and asset transfers undertaken in connection with restructuring transactions.

The 1996 Act gives RCN important rights to connect with the networks of ILECs in the areas where it operates (primarily Verizon and SBC). This law introduced widespread changes in the regulation of the communications industry, including the local voice, long distance voice, data services, and video programming services. It was intended to eliminate many of the pre-existing legal barriers to competition in these businesses, promote competition and decrease regulation of these segments of the industry. The law delegates regulatory administrative authority to implement the 1996 Act to the FCC and PUCs. The 1996 Act also has allowed Verizon and SBC and other incumbent telephone companies to enter the long distance market within their local service regions, and to compete with RCN in offering such services.

The 1996 Act, among other things, requires ILECs to provide nondiscriminatory access and interconnection to potential competitors, such as cable operators, wireless telecommunications providers and long distance companies. These obligations include the following:

•	Interconnection—Requires the ILECs to permit their competitors to interconnect with ILEC facilities at any technically feasible point in the ILEC’s network.

•	Reciprocal Compensation—Requires all ILECs and CLECs to complete calls originated by competing local exchange carriers under reciprocal arrangements at prices set by the FCC, PUCs or negotiated prices.

•	Access to Unbundled Network Elements—Requires ILECs to provide nondiscriminatory access to unbundled network elements (“UNEs”), including network facilities, equipment, features, functions and capabilities, at any technical feasible point within their networks, on nondiscriminatory terms, at prices based on the ILEC’s forward looking costs, which may include a reasonable profit.

•	Collocation of Equipment—Allows CLECs to install and maintain their own network equipment in ILEC central offices.

•	Resale—Requires the ILEC to establish wholesale “discounted” rates for services it provides to end-users at retail rates.

•	Number Portability—Requires all ILECs and CLECs to permit users of telecommunications services to retain existing telephone numbers without impairment of quality, reliability or convenience when switching from one telecommunications provider to another.

•	Dialing Parity—Requires the ILECs and CLECs to establish dialing parity so that all customers must dial the same number of digits to place the same type of call.

•	Access to Rights-of-Way—Requires all ILECs to permit competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

Regulations promulgated by the FCC to implement these provisions of the law require local exchange carriers to provide competitors more access to UNEs at prices based on incremental cost studies. The FCC began to re-examine its rules regarding access to UNEs in late 2001. In orders released in 2003 and 2005, the FCC adopted significant changes to its UNE rules. Because RCN built its own networks rather than relying on the ILECs’ facilities, these changes may affect RCN less than they do some of its competitors. The most recent rulings eliminate a form of competition known as “UNE-P,” which included an unbundled local switching element. Although RCN has never used the UNE-P, it was subject to competition from telephone companies that did use it, so the elimination of this form of competition may benefit RCN. The new rules did, however, increase RCN’s cost for accessing certain databases used in providing local telephone service (such as the calling party name database used to provide Caller ID with Name service on calls received from the ILECs), and may also increase RCN’s cost to lease loop facilities in certain markets (primarily New York City). Depending on how the new rules are interpreted by the FCC and PUCs, RCN may also incur increased costs for some of the facilities used to exchange local telephone calls with the ILECs. The FCC rules are the subject of a current court proceeding, which could result in further changes in RCN’s access to UNEs.

The FCC has given notice of a proposed rulemaking that may change the way prices for interconnection and network elements are determined. Also, ILECs may ask PUCs to increase UNE rates under existing rules based on new cost information, which SBC has done in certain states, including Illinois. While RCN cannot predict the outcome of the FCC and PUC proceedings, a significant increase in the wholesale rates it pays for UNEs could negatively impact RCN’s ability to provide competitively-priced retail services in the markets in which RCN uses UNEs (New York, Chicago and portions of Lehigh Valley) and any other markets in which RCN may in the future use such services. In addition, other regulatory and court decisions could affect RCN’s ability to interconnect with ILECs or the terms of such interconnection.

RCN has interconnection agreements with Verizon, SBC, and other ILECs serving the markets where they provide telephone service. These agreements, which are required under the terms of the 1996 Act, are usually effective for terms of two or three years. As a general matter, these agreements provide for service to continue without interruption while a new agreement is negotiated. Most of the agreements also provide for amendments in the event of changes in the law, such as the regulatory and court decisions described above. RCN cannot assure you that it will be able to obtain or enforce future interconnection agreements, or obtain renewal of existing agreements, on acceptable terms.

Reciprocal Compensation: The interconnection agreements with ILECs entitle RCN to collect reciprocal compensation payments from them for local telephone calls that terminate on its facilities. In 2001, the FCC adopted rules limiting the compensation that RCN can collect for terminating dial-up Internet traffic. Under these rules, the maximum rate for termination of this class of traffic was reduced in a series of steps to its current level of $.0007 per minute, which will remain in effect until further action by the FCC. The rules also limited the total number of minutes on which RCN can collect this compensation each year, although this limitation was removed by the FCC during 2004. In May 2002, the United States Court of Appeals for the District of Columbia Circuit remanded the FCC’s April 2001 decision for lack of an adequate legal justification for the rules adopted, but did not vacate those rules. The FCC has not yet taken any action in response to the Court’s remand so the April 2001 rules remain in effect. The rate caps imposed by the FCC rules are, in most states, considerably lower than the rates that RCN previously was collecting under existing interconnection agreements. These rules have reduced, and are expected to continue to reduce, the revenues received by RCN from termination of dial-up Internet traffic.

Access Charges: RCN, when carrying long distance calls, remits access fees directly to local exchange carriers or indirectly to underlying long distance carriers for the origination and termination of this traffic. Generally, intrastate access charges are higher than interstate access charges. Therefore, to the degree access charges increase or a greater percentage of this long distance traffic is intrastate, RCN’s costs of providing long distance services will increase. RCN, when providing local telephone service, also bills access charges to long distance providers for the origination and termination of those providers’ long distance calls. Accordingly, RCN’s local exchange business benefits from the receipt of intrastate and interstate long distance traffic. As an entity that both collects and remits access charges, RCN has implemented systems designed to ensure that it properly tracks and records the jurisdiction of its telecommunications traffic and remits or collects access charges accordingly. Any changes to the existing regulatory scheme for access charges could have a substantial and material adverse effect on RCN’s business.

The FCC has made major changes in the interstate access charge structure in recent years. On May 31, 2000, the FCC issued the so-called “CALLS Order” that lowered collective interstate access charges by local exchange carriers subject to price cap regulation by $3.2 billion and ended certain charges paid by IXCs. This action has reduced access charges for IXCs and resulted in increased price competition for long distance services.

In 2001, the FCC adopted rules lowering the rates carriers like RCN can charge long distance carriers for origination and termination of calls over their local facilities. These rules now require that RCN’s access rates be reduced to levels no higher than those of the ILEC in each area they serve. As a matter of business policy, RCN has never adopted access charges higher than those of the ILEC, so RCN was not adversely affected by these rules.

In April 2001, the FCC released a Notice of Proposed Rulemaking in which it proposed a “fundamental re-examination of all currently regulated forms of intercarrier compensation.” The FCC proposed that carriers transport and terminate local traffic on a bill-and-keep basis, rather than per minute reciprocal compensation charges. Several different industry groups have submitted access charge reform proposals to the FCC. While the FCC has not yet acted on these proposals, and it is not yet known when it will act, all of the proposals would result in substantial reductions in access charge payments, and some would eliminate these payments entirely over a period of time. Because RCN both makes payments to and receives payments from other carriers for exchange of local and long distance calls, the effect that the FCC’s ultimate determination may have upon their business cannot be predicted at this time.

Slamming and Cramming: A customer’s choice of local or long distance telecommunications company is encoded in a customer record, which is used to route the customer’s calls so that the customer is served and billed by the desired company. A user may change service providers at any time, but the FCC and some states regulate this process and require that specific procedures be followed. When these procedures are not followed, particularly if the change is unauthorized or fraudulent, the process is known as “slamming.” Slamming has been addressed in detail by Congress in the 1996 Act, by some state legislatures, and by the FCC in recent orders. The FCC has levied substantial fines for slamming. The risk of financial damage, in the form of fines, penalties and legal fees and costs, and to business reputation from slamming is significant. Even one slamming complaint could cause extensive litigation expenses for RCN.

FCC rules and other laws also regulate the types of services that can appear on a local telephone bill, as well as the format of those bills. Only charges for services authorized by the subscriber may appear on bills. The practice of billing for unauthorized services is known as “cramming.” Violations of rules regarding cramming may result in fines, penalties, and other costs.

RCN has implemented internal procedures designed to ensure that new subscribers are switched to RCN in accordance with federal and state regulations. Because of the large volume of service orders processed by RCN, however, it is possible that some unauthorized carrier changes may be processed inadvertently, and RCN cannot assure you that RCN will not be subject to slamming or cramming complaints.

State Regulation: PUCs have jurisdiction over intrastate communications (i.e., those that originate and terminate in the same state). Providers of intrastate local and long distance telephone services typically must receive a certificate of public convenience and necessity or similar authorization to offer local and toll services. Many PUCs also require prior approval for transfers of control of certificated carriers, corporate reorganizations, acquisitions of telecommunications operations, transfer of carrier assets, carrier stock offerings and incurrence by carriers of significant debt obligations. RCN has received authority to offer intrastate telephone services, including local exchange service, in all states where it provides telephone service. Certificates of authority can generally be conditioned, modified, cancelled, terminated or revoked by a PUC for failure to comply with state law or the rules, regulations or policies of a PUC. Fines or other penalties may also be imposed for such violations.

RCN is also subject to state laws and regulations regarding slamming, cramming, and other consumer protection and disclosure regulations. These rules could substantially increase the cost of doing business in any particular state. PUCs have issued or proposed several substantial fines against CLECs for slamming or cramming. The risk of financial damage, in the form of fines, penalties and legal fees and costs, and to business reputation from slamming is significant. Even one slamming complaint before a PUC could lead to extensive litigation expense. In addition, state law enforcement authorities may utilize their powers under state consumer protection laws against RCN in the event legal requirements in that state are not met.

Rates for intrastate switched access services, which RCN provides to long distance companies to originate and terminate in-state toll calls, are subject to the jurisdiction of the PUCs in which the call originated and terminated. Such regulation by states could materially and adversely affect RCN’s revenues and business opportunities within that state. As a matter of business practice, however, RCN has refrained from filing switched access rates exceeding those charged by the ILEC in a given state, which limits the risk of adverse regulatory actions against RCN affecting these rates.

The 1996 Act generally preempts state statutes and regulations that restrict the provision of competitive services. As a result of this preemption, RCN will be generally free to provide the full range of local, long distance, and data services in any state. This preemption also increases the amount of competition to which RCN may be subject. In addition, the cost of enforcing federal preemption against certain state policies and programs may be large and may cause considerable delay.

Under the 1996 Act, PUCs have jurisdiction over the terms and conditions of interconnection agreements between ILECs and other carriers such as RCN. In each state, RCN has the option of either negotiating the terms of such an agreement, or adopting the terms of an agreement negotiated by another carrier, but RCN cannot be certain that other agreements with suitable terms will be available for adoption in all cases. While current FCC rules and regulations require the ILEC to provide interconnection and network elements on an individual and combined basis, RCN cannot assure you that the ILECs will provide these components in a manner and at a price that will support competitive operations. If the ILECs do not readily provide network functionality in the manner required, RCN has regulatory and legal alternatives, including arbitration before PUCs, to force provision of services in a manner required to support its service offerings. However, RCN cannot assure you that the outcome of any such arbitration proceeding would be favorable to RCN, and there is considerable legal uncertainty as to how interconnection agreements are to be enforced before PUCs and where appeals of PUCs’ interconnection agreement determinations may be heard.

Taxes and Regulatory Fees: RCN is subject to numerous local, state and federal taxes and regulatory fees, including, but not limited to, the federal excise tax, FCC universal service fund contributions and regulatory fees, and numerous PUC regulatory fees. RCN has procedures in place to ensure that it properly collects taxes and fees from its customers and remits such taxes and fees to the appropriate entity pursuant to applicable law and/or regulation. If RCN’s collection procedures prove to be insufficient or if a taxing or regulatory authority determines that RCN’s remittances were inadequate, RCN could be required to make additional payments, which could have a material adverse effect on its business.

Other Regulatory Issues

Right-of-Way Access: In a number of jurisdictions, local authorities have attempted to impose right-of-way fees on RCN over and above the gross revenues fees paid pursuant to RCN’s cable franchises or OVS agreements or which are not imposed on the incumbent local telephone companies, which RCN believes are in violation of federal law. A number of FCC and judicial decisions have addressed the issues posed by the imposition of right-

of-way fees on CLECs and on video distributors. To date the state of the law is uncertain and may remain so for some time. In New York City, RCN and other competitive telecommunications carriers have entered into agreements that provide for the payment of a percentage of their gross telecommunications revenues to the City of New York. Similar fees are not paid by Verizon, which is the incumbent local telephone company in the City of New York. This has had a negative impact on RCN’s ability to provide local telephone service in competition with Verizon. If RCN were required to pay local right-of-way fees that are excessive or discriminatory in other cities, this could have similar adverse effects on its local telephone business activities in those markets.

Pole and Conduit Attachments: Under the Pole Attachment Act, the FCC is required to regulate the rates, terms and conditions imposed by utilities for cable systems’ and telecommunications providers’ use of utility pole and conduit space unless state authorities can demonstrate that they adequately regulate pole attachment rates, terms and conditions. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. RCN is subject in some instances to pole attachment practices and fees that RCN believes are in violation of applicable federal law. RCN has attempted to resolve certain of these matters informally. In some cases, utility companies have increased pole attachment fees for cable systems that have installed fiber-optic cables and that are using these cables for the distribution of non-video services. The 1996 Act amendments to the Pole Attachment Act modified the prior pole attachment provisions by establishing a new formula for setting rates for attachment of telecommunications wiring, and requires that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way, owned or controlled by the utility if the facility is carrying cable or telecommunications wires already. The FCC adopted regulations to govern the charges for pole attachments used by companies providing telecommunications services, including cable operators. These regulations became effective on February 8, 2001 and any increase in attachment rates for telecommunications companies resulting from the FCC’s new regulations is being phased-in in equal annual increments over a period of five years beginning on the effective date of the new FCC regulations. A number of pole-owning utilities challenged the new rules, raising constitutional and other issues. The FCC strongly asserted its jurisdiction to regulate pole attachment fees, including those charged to companies providing broadband services. The United States Supreme Court and Court of Appeals for the District of Columbia Circuit both issued rulings in 2002 upholding aspects of the FCC’s pole attachment rules favorable to RCN. In a ruling of particular importance to RCN, the Supreme Court held that broadband service providers who co-mingled video, telecommunications, and Internet services over their networks are entitled to the protections of the Pole Attachment Act. This ruling ensures that RCN will have the benefit of the FCC’s rate formula for pole attachments. Notwithstanding this Supreme Court decision, RCN cannot assure you whether utility companies will seek to raise the rates that RCN pays for pole attachments or whether such increases would materially affect the costs of RCN.

Program Access: The 1992 Cable Act, the 1996 Act and FCC regulations preclude any cable operator or satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors. In certain circumstances, these programmers are required to sell their programming to other multi-channel video distributors. The provisions limit the ability of program suppliers affiliated with cable companies or with common carriers providing satellite delivered video programming directly to their subscribers to offer exclusive programming arrangements to their affiliates. The FCC’s Cable Service Bureau, however, has ruled that, except in limited circumstances, these statutory and regulatory limitations do not apply to programming which is distributed other than by satellite. Although RCN typically has been able to negotiate viable agreements to carry such programming, absent a change in the law pertaining to programming which is distributed other than by satellite, RCN will not have guaranteed access to certain non-satellite delivered programming, which could impact its ability to compete effectively in those markets.

Certain important provisions of the 1992 Cable Act that restrict exclusivity in the distribution of certain video programming were scheduled to lapse in 2002 but were extended by the FCC for an additional five years. The extension of these rules ensures that RCN will continue to have access to satellite-delivered programming until at least 2007.

Building Access: RCN has had difficulty gaining access to the video distribution wiring in certain multiple dwelling units (“MDUs”) in the City of Boston and elsewhere. In some buildings in Boston the management will not permit RCN to install its own distribution wiring and the incumbent cable company has not been willing to permit use of the existing wiring on some equitable basis when RCN attempts to initiate service to an individual unit previously served by the incumbent. Similar problems have been encountered in New York City and Washington, D.C. Where RCN provides service as an OVS operator, it is unsettled whether RCN has the protection of the mandatory access laws that entitle franchised cable television operators to gain entry to MDU buildings. RCN sought a ruling from the FCC that existing FCC inside wiring rules required incumbent Cablevision to cooperate and make such wiring available to RCN in Boston. By order released on January 29, 2003, the FCC granted the request, ruling that where cable wiring is located behind sheet rock walls or ceilings, the designated point at which RCN is allowed to access the wires must be demarcated at a physically accessible location that does not require disturbing the sheet rock. The order applies to all markets, not just Boston. The order also clarified that the FCC’s rules apply to both OVS operators and franchised cable television providers. Upon appeal of the order by the National Cable & Telecommunications Association, however, the U.S. Circuit Court for the District of Columbia held that the FCC did not adequately support its earlier ruling on the specific point of inaccessibility of wiring behind sheet rock, thereby invalidating the rule. The matter has been remanded back to the FCC for further consideration consistent with the judgment, and RCN will participate in any new rulemaking process that the FCC may undertake in this matter.

RCN is also at times precluded from serving an MDU because the owner has entered into an exclusive agreement with another provider. In some instances, these exclusive agreements are perpetual. The FCC, in its January 29, 2003 order, declined to ban such exclusive and perpetual contracts for the provision of video service in MDUs. To the extent that incumbent cable operators continue to hold exclusive contracts with MDUs in the areas served by RCN, such contracts may preclude the ability of RCN to enter those properties.

Risk Factors

Risks Related to RCN’s Financing and Recently Completed Reorganization

RCN emerged from Chapter 11 reorganization and has a history of losses.

RCN sought protection under Chapter 11 of the U.S. Bankruptcy Code in May 2004. RCN realized a net loss of $3.7 million for the period December 21, 2004 through December 31, 2004 (Successor Company) and a gain of $1 billion for the period January 1, 2004 through December 20, 2004 (Predecessor Company) and losses of $499 million and $1.57 billion during the fiscal years ended December 31, 2003 and 2002, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

RCN’s equity ownership and board of directors was replaced in connection with its reorganization. While RCN’s current senior management has concentrated on refining RCN’s business strategy, RCN cannot assure you that it will attain profitability or achieve improvement in its operating performance.

RCN continues to be highly leveraged and to have substantial indebtedness relative to its cash flow.

The Chapter 11 reorganization reduced significantly the principal amount of outstanding indebtedness of RCN and its subsidiaries by converting approximately $1.2 billion in aggregate principal of senior notes and accrued interest amount thereon into new common stock of RCN. In addition, indebtedness under RCN’s bank credit agreement was repaid in full in cash and indebtedness under RCN’s Evergreen Credit Agreement was reinstated and modified. Upon confirmation and effectiveness of the Plan, the total outstanding debt obligations for Reorganized RCN were reduced to approximately $494 million.

Despite these reductions, RCN remains highly leveraged. This amount of leverage may have important consequences for RCN, including:

•	placing RCN at a competitive disadvantage compared to its competitors that have less debt; and

•	making it difficult for RCN to obtain additional financing in the future for working capital, capital expenditures and other purposes.

RCN cannot assure you that it will be able to reduce its level of indebtedness or generate sufficient cash flow to service its debt and meet its capital expenditure requirements. To the extent it is unable to do so, it would be required to seek additional financing, reduce its level of capital expenditures or take other steps, such as disposing of assets. RCN cannot assure you that any such financing would be available on acceptable terms or that asset sales could be accomplished in a manner that was acceptable to RCN.

In connection with operating its business, including the build-out of the network, RCN has incurred operating and net losses, and expects to continue to experience losses for the foreseeable future. RCN experienced negative cash flow in the past and may not be able to achieve or sustain operating profitability in the future. Whether RCN continues to have negative cash flow in the future will be affected by a variety of factors including:

•	the intensity of competition and RCN’s ability to successfully market its products and services;

•	the rate at which RCN adds new customers and loses existing customers;

•	the time and expense required to acquire new customers and to enhance the broadband network as planned; and

•	the ability to lower, and the expense of lowering, the cost of serving customers.

These factors may hinder RCN’s business and prospects and have a significant adverse effect on the timing of its cash flows.

The covenants in RCN’s debt instruments restrict its financial and operational flexibility.

The credit agreements for RCN’s secured debt facilities and the indenture for the Convertible Notes impose operating and financial restrictions that affect RCN’s ability to, among other things:

•	incur additional debt;

•	issue preferred stock;

•	create liens on its assets;

•	make particular types of investments or other restricted payments;

•	engage in transactions with affiliates;

•	acquire assets or make certain capital expenditures;

•	merge or consolidate or sell substantially all of its assets; and

•	pay dividends.

In addition, RCN’s secured debt facilities require RCN to achieve specific operational goals such as minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), interest coverage, adjusted leverage and unrestricted cash. These requirements may affect RCN’s ability to finance its future operations or to engage in other business activities that may be in RCN’s interest. These restrictions may also limit RCN’s flexibility in planning for or reacting to changes in market conditions and cause RCN to be more vulnerable in the event of a downturn in its business. If RCN violates any of these restrictions, RCN could be in default under these agreements and be required to repay its debt immediately rather than at scheduled maturity. The security for RCN’s Convertible Notes and the secured debt facilities consists of liens on substantially all of RCN’s assets. If RCN defaults under these financing agreements, the creditors could seek to accelerate RCN’s repayment obligations, and could seek to foreclose on RCN’s assets. Any such actions would have a material adverse effect on RCN and its business. In addition, RCN’s secured debt facilities contain cross-default provisions which could result in the acceleration of RCN’s repayment obligations under these debt facilities in the event that RCN were to default on certain other indebtedness or were to become the subject of bankruptcy or insolvency proceedings.

RCN’s adoption of “fresh start” accounting makes comparisons of its financial position and results of operations with those of prior periods more difficult.

RCN implemented “fresh start” accounting and reporting in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) upon its emergence from Chapter 11 on the Effective Date. Fresh start accounting required RCN to re-value its assets and liabilities based upon their estimated fair values. Adopting “fresh start” accounting has resulted in material adjustments to the historical carrying amount of RCN’s assets and liabilities. RCN engaged an independent expert to compute the fair market value of the RCN assets and to assist in the allocation of its reorganization value and in determining the fair market value of its property and equipment and intangible assets. The fair values of the assets as determined for “fresh start” reporting were based on estimates of anticipated future cash flow as generated from each market and applying business valuation techniques. Liabilities existing on the Effective Date are stated at the present values of amounts to be paid discounted at appropriate rates. The determination of fair values of assets and liabilities is subject to significant estimation and assumptions. As a result, the consolidated financial statements for periods after RCN’s emergence from bankruptcy are not comparable to its consolidated financial statements for the periods prior to its emergence from bankruptcy, which were prepared on an historical cost basis. The application of “fresh start” accounting makes it more difficult to compare RCN’s post-emergence operations and results to those in pre-emergence periods and could therefore adversely affect trading in and the liquidity of RCN’s common stock.

Future sales of Reorganized RCN’s common stock could adversely affect its price and/or RCN’s ability to raise capital.

Pursuant to the Plan, on December 21, 2004, all of the existing securities of RCN, including common stock, preferred stock, stock options, and warrants, were extinguished and Reorganized RCN issued shares of its new common stock to certain former creditors and agreed to issue warrants to purchase shares of its new common stock to certain former holders of RCN’s preferred stock and common stock. The total number of shares of common stock of Reorganized RCN to be issued under the Plan is 36,020,850 shares, of which 35,163,025 shares of common stock were issued and outstanding as of May 6, 2005. The remaining shares of RCN’s common stock to be issued under the Plan have been reserved pending the settlement of certain disputed claims.

In addition to the 36,020,850 shares discussed above, Reorganized RCN has reserved 4,968,204 shares of common stock for issuance upon the conversion of the Convertible Notes and 735,119 shares of common stock for issuance upon the exercise of warrants to be issued to former holders of RCN’s preferred stock and common stock. In addition, up to 10% of RCN’s common stock (on a fully diluted basis) will be available under a management incentive plan.

A significant portion of Reorganized RCN’s outstanding common stock is held by former creditors of RCN who received such shares pursuant to RCN’s reorganization. These stockholders have entered into registration rights agreements with Reorganized RCN which requires Reorganized RCN to register shares for resale under the Securities Act. The shares of Reorganized RCN common stock available for sale on the open market could increase materially as a result of a decision by any of these significant stockholders to reduce or eliminate its equity stake in Reorganized RCN. Such an increase could also occur if a significant portion of the Convertible Notes are converted into common shares. Due to the limited period of time during which Reorganized RCN’s common stock has traded on NASDAQ (since March 21, 2005) and its low trading volume since being listed on NASDAQ, any such material increase in the shares available for sale on the open market could significantly depress the market price of Reorganized RCN’s common stock or cause significant volatility in such market price.

A major portion of RCN’s bank debt consists of variable-rate obligations, which subjects RCN to interest rate fluctuations.

At April 29, 2005, approximately $330 million of indebtedness under RCN’s credit facilities were variable-rate obligations, which expose RCN to interest rate risks. If interest rates increase, RCN’s debt service obligations on its variable-rate obligations would increase even if the amount borrowed remained the same, resulting in a decrease in RCN’s net income.

Risks Related to RCN’s Business and Industry

RCN’s markets are highly competitive.

In each of the markets where RCN offers services, RCN faces significant competition from larger incumbent cable companies and DBS companies, high-speed data service providers and telephone carriers. These incumbents have numerous advantages, which result from their historically monopolistic control of their respective markets. These competitive advantages include:

•	significant economies of scale;

•	greater name recognition;

•	greater financial, technical, marketing and other resources;

•	well-established customer and vendor relationships;

•	significant control over limited conduit and pole space (in the case of incumbent cable and telephone companies); and

•	ownership of sought after content.

In addition, a continuing trend toward business combinations and alliances in the telecommunications industry may also create significant new competitors. RCN cannot predict the extent to which competition from such future competitors will impact operations. Increased competition could lead to price reductions, fewer bundled sales, under-utilization of resources, reduced operating margins and loss of market share. Business combinations and joint ventures may also impact RCN’s ability to access new technology or other resources.

RCN may be unable to successfully anticipate and respond to various competitive factors affecting the industry, including regulatory changes that may affect competitors and RCN differently, new technologies and services that may be introduced, changes in consumer preferences, demographic trends and discount pricing strategies by competitors.

New regulations, or changes in interpretation of existing regulations, could adversely affect RCN’s business.

Telecommunications and cable television operators are subject to extensive regulation at the federal, state and local levels. This regulation affects the manner in which RCN must operate its business and also has a direct or indirect impact on its costs of operation.

These regulations are subject to change from time to time and new regulations are adopted periodically by both federal and other regulatory agencies. In addition, existing federal regulations, copyright licensing, and, in many jurisdictions, state and local franchise requirements are currently the subject of judicial proceedings, legislative hearings and administrative proposals that could change, in varying degrees, the operations of communications companies. The ultimate outcome of these proceedings, and the related impact of any final regulations adopted thereunder on RCN’s businesses, cannot be determined at this time. Regulations, or interpretations thereof, that enhance the ability of RCN’s competitors would adversely affect RCN’s competitive position. RCN’s ability to compete successfully will depend on the nature and timing of any such legislative changes, regulations and interpretations and whether they are favorable to RCN or its competitors. See “Regulation” for more information.

Changes in regulations or additional regulations may make it more difficult to obtain or retain necessary governmental authorizations for RCN’s business.

The federal, state and local regulations that govern RCN’s ability to provide telephone and video programming transmission services often have a direct impact on the costs of operating networks, and therefore the profitability of services. Many of these regulations have been challenged and may be subject to change in the future and additional regulations may be enacted. The costs of complying with these regulations, delays or failures to receive required regulatory authorizations, changes in existing regulations or the enactment of new, adverse regulatory requirements may have a material adverse effect upon RCN’s ability to obtain or retain authorizations on the business. RCN cannot assure you that it will be able to obtain all of the authorizations needed to construct broadband network facilities or to retain the authorizations already acquired. In addition, RCN cannot predict whether any additional regulations will be adopted that will result in reductions in revenues received.

RCN may encounter difficulties expanding its existing markets and delays in constructing its network.

To expand its existing markets, RCN may have to obtain pole attachment agreements, construction permits, telephone numbers, franchises and other regulatory approvals. Delays in entering into pole attachment agreements, receiving the necessary construction permits and conducting the construction itself have adversely affected RCN’s schedule in the past and could do so again in the future.

RCN projects the capital expenditures that will be required to upgrade or expand its network based in part on the amount of time necessary to complete the construction or upgrade of the network and the difficulty of such construction. If construction lasts longer than anticipated or is more difficult than anticipated, RCN’s capital expenditures could be significantly higher, which could adversely affect its growth, financial condition or results of operations.

Programming costs have risen in past years and are expected to continue to rise, which may adversely affect RCN’s financial results.

The cost of acquiring programming is a significant portion of the operating costs for RCN’s cable television operations. These costs have increased each year and RCN expects them to continue to increase, especially the costs associated with sports programming. RCN has programming contracts with multi-year durations that include future cost escalations. Historically, RCN has absorbed increased programming costs in large part through increased prices to its customers. However, RCN cannot assure you that competitive and other marketplace factors will permit it to continue to do so. In order to maintain, or to mitigate reductions in its margins despite increasing programming costs, RCN may pursue a variety of strategies, including moving some programming to premium tiers or migrating certain programming from RCN’s analog level of service to RCN’s digital tiers. As RCN migrates programming to its digital tier packages, certain programming that was previously available to all of its customers via an analog signal may be part of an elective digital tier package. As a result, the customer base upon which RCN pays programming fees will proportionately decrease, and the overall expense for providing that service would likewise decrease. However, reductions in the size of certain programming customer bases may result in the loss of specific volume discount benefits. Despite RCN’s efforts to manage programming expenses, RCN cannot assure you that the rising cost of programming will not adversely affect RCN’s cash flow and operating margins.

RCN is not large enough to take advantage of more favorable programming discounts available to some of its larger competitors.

Programming costs are generally directly related to the number of subscribers to which the programming is provided, with discounts available to large MSOs and DBS providers that are based on the number of subscribers served by the provider and certain of its affiliates. As a result, larger cable and DBS systems generally pay lower per subscriber programming costs. Although RCN has attempted to obtain certain volume discounts through its membership in the NCTC, RCN believes that its per subscriber programming costs are higher than large MSOs and DBS providers with which it competes in certain of its markets, which may put RCN at a competitive disadvantage in terms of maintaining its operating results while remaining competitive with prices offered by these providers.

If RCN is unable to renegotiate programming agreements, it may be forced to remove programming from its system.

As of December 31, 2004, approximately 40% of RCN’s current programming contracts (as measured by programming costs), either had expired or are scheduled to expire by the end of 2005. RCN plans to seek to renegotiate the terms of these agreements with certain programmers as these agreements come due for renewal.

RCN cannot assure you that these agreements will be renewed on favorable or comparable terms. To the extent that RCN is unable to reach agreement with certain programmers on terms that it believes are reasonable, RCN may be forced to remove such programming channels from its line-up, which could result in a loss of customers. In addition, RCN’s inability to fully pass programming cost increases on to its customers would have an adverse impact on its cash flow and operating margins. In addition RCN may not be able to obtain or retain content on acceptable terms in the future. The loss of programming could have a material impact on RCN’s ability to retain its existing customer base and revenue.

RCN operates OVS systems in certain markets it services under FCC channel capacity rules that are not applicable to franchised cable systems.

The FCC’s rules require OVS operators to make channel capacity on their facilities available to unaffiliated video programming providers (“VPP”) on a non-discriminatory basis, with certain exceptions. One such exception is that a competing in-region cable operator is not entitled to become a VPP on an OVS except in certain limited circumstances. Notwithstanding this limitation, incumbent cable operators in the Boston, New York and Washington, D.C. area markets have in the past sought proprietary OVS system information to analyze the possibility of becoming a VPP on RCN’s network. All such requests were denied based on RCN’s belief that the cable companies are ineligible under the FCC’s rules. Two incumbents subsequently filed complaints with the FCC against RCN seeking the imposition of fines or canceling of RCN’s OVS authority, one of which was subsequently withdrawn when the incumbent transferred its local operations to a new operator. The other complaint, brought by Time Warner with respect to RCN’s system in New York and its interim OVS agreement in Boston, is still pending at the FCC.

OVS operators must complete an open enrollment period that permits VPPs to seek capacity on the systems. In 2002, RCN obtained new OVS certifications from the FCC for Boston and San Francisco, and has since that time entered into OVS agreements with those cities and terminated its cable franchises. RCN has completed a new open enrollment period for Boston, and plans to initiate one in the near future for San Francisco. RCN believes that it is operating in conformity with all applicable provisions of the law and will continue to defend OVS rollouts against what it believes are anti-competitive requests for data or carriage by competing in-region cable operators. RCN believes that Time Warner’s request for data regarding the Boston system in connection with its initial OVS open enrollment period has been rendered moot by the subsequent open enrollment period, in which Time Warner did not renew its claim. However, RCN cannot assure you that the FCC will resolve the pending Time Warner request for OVS data in favor of RCN, or that other incumbents will not file similar requests in other markets during any subsequent open enrollment periods. If the FCC were to grant such a request, and require RCN to share such system data with local competitors, such an action could have a significantly adverse effect on RCN and its business plan.

The FCC has the authority to enforce its OVS regulations by imposing substantial fines, issuing cease and desist orders and/or imposing other administrative sanctions, such as revoking FCC certifications.

Loss of interconnection arrangements could impair RCN’s telephone service.

RCN relies on other companies to connect its local telephone customers with customers of other local telephone providers. RCN presently has the right to interconnect with the networks of Verizon, SBC and other ILECs. If any of these interconnection agreements is not renewed, RCN will have to negotiate another interconnection agreement with the respective carrier. A renegotiated agreement could be on terms less favorable than current terms.

It is generally expected that the 1996 Act will continue to undergo considerable interpretation and implementation, which could have a negative impact on RCN’s interconnection agreements with Verizon and SBC. It is also possible that further amendments to the Communications Act may be enacted which could have a negative impact on RCN’s interconnection agreements with Verizon and SBC. The contractual arrangements for interconnection and access to UNEs with incumbent carriers generally contain provisions for incorporating changes in governing law. Thus, future FCC, PUC and/or court decisions may negatively impact the rates, terms and conditions of the interconnection services RCN has obtained and may seek to obtain under these agreements, which could adversely affect RCN’s business, financial condition or results of operations. RCN’s ability to compete successfully will depend on the nature and timing of any such legislative changes, regulations and interpretations and whether they are favorable to RCN or to its competitors. See “Regulation” for more information.

The rates RCN pays for pole attachments and rights-of-way may increase significantly.

A portion of RCN’s network is attached to local utility companies’ poles and in other rights-of-way of third parties. The rates RCN must pay utility companies for space on their utility poles or other public and private rights-of-way is the subject of frequent disputes. If the rates RCN pays for pole attachments or other public and private rights-of-way increase significantly or unexpectedly, it would cause RCN’s network to be more expensive to operate. It could also place RCN at a disadvantage to competitors who do not require, or who are less dependent upon, pole attachments, such as satellite providers and wireless voice service providers. See “Regulation—Regulation of Video Services—Pole and Conduit Attachments” for more information.

RCN’s current franchises are generally non-exclusive and the franchisors are not required to renew the franchises.

RCN’s cable television systems are operated primarily under non-exclusive franchise agreements with local government franchising authorities, in some cases with the approval of state cable television authorities. Consequently, RCN’s business is dependent on its ability to obtain and renew its franchises. Although RCN has never lost a franchise as a result of a failure to obtain a renewal, its franchises are subject to non-renewal or termination under some circumstances.

In some cases, franchises have not been renewed at expiration, and RCN operates under temporary authority from the LFA while negotiating renewal terms with the franchise authorities. Currently five of RCN’s cable franchises in the eastern Pennsylvania market are beyond their stated expiration dates but are continuing under their existing terms and conditions. An additional three franchises in eastern Pennsylvania will expire by the end of 2005, if not renewed prior to expiration. RCN expects to renew substantially all of these franchises.

RCN relies on senior management and highly skilled employees.

RCN’s businesses depend on the efforts, abilities and expertise of executive officers, other senior management and technically skilled employees. RCN cannot assure you that it will be able to retain the services of any of the key executives. In addition, future operating results will substantially depend upon the ability to attract and retain highly qualified management, financial, technical and administrative personnel. Competition for services of these types of employees is vigorous. RCN cannot assure you that it will be able to attract and retain these types of employees. If RCN is unable to continue to attract and retain members of the senior management team as well as additional skilled employees, its competitive position could be materially adversely affected.

There are risks of network failure and disruption.

RCN maintains independent networks for each market. This architecture limits any failure or disruption to the market in which the failure occurs and generally would not affect all of RCN’s markets. Many of the agreements with commercial customers, franchise agreements to provide cable television and certificates to provide phone service contain performance provisions that include rebates or credits for service interruptions. While RCN considers the likelihood low, prolonged or repeated service interruptions could adversely affect RCN’s operating results and ability to attract and retain customers and adversely affect RCN’s operating results. For example, many of the agreements with commercial customers, many of the franchise agreements to provide cable television services, and many of the certificates to provide local telephone service contain provisions requiring RCN to rebate or credit customers for service interruptions. Further, RCN would expect repeated service interruptions to result in customers disconnecting from RCN’s services.

RCN’s migration to VoIP could result in a decrease in the quality of RCN’s voice service.

During 2004, RCN launched its VoIP service in its Chicago market and RCN intends to continue preparing additional markets for VoIP launches. Although VoIP may provide subscribers and service providers the potential for significant cost savings through flat rate calling plans, VoIP service is subject to quality issues depending on network configuration and management, transmission protocols and choice of technology. VoIP users often experience a higher rate of dropped calls (as well as delayed and echoed voice transmissions) than traditional switched voice service. As RCN transitions subscribers into its VoIP service, RCN may not be able to provide these subscribers a quality of service comparable to RCN’s traditional switched voice service. This could cause RCN to lose RGUs and, ultimately, customers.

Other Risks

RCN has identified material weaknesses in its internal controls and disclosure controls.

In conjunction with the testing of internal controls, RCN identified material weaknesses involving (1) the lease accounting process and (2) the general ledger account reconciliation process. RCN accounted for leases on a cash basis when generally accepted accounting principles, in accordance with FAS 13, call for certain future, increases in base rents and free rent periods to be straightlined and amortized in the calculation of current rent costs. Because the discovery did not occur as part of RCN’s routine quarterly closing process, RCN’s management has concluded that this is a material weakness in the closing process. RCN’s management also identified that general ledger account balances are not always timely and accurately reconciled to supporting documentation. In RCN management’s opinion, these weaknesses relate to inadequate processes by accounting department staff and supervisors during the quarterly or annual closing process, combined with the loss of key accounting management personnel late in 2004 as a result of RCN’s Chapter 11 bankruptcy proceedings. RCN’s management has also concluded that RCN’s disclosure controls and procedures were not effective as of December 31, 2004 because of RCN’s inability to obtain timely information about its approximately 49% ownership interest in Megacable, as well as the material weakness in internal control noted above.

RCN’s management is in the process of developing a plan to address the material weaknesses described above. At a minimum, the remediation plans will include hiring additional accounting resources and having the internal audit group more frequently audit general ledger account reconciliations and recommend specific improvements. With respect to the disclosure controls relating to Megacable, RCN is contractually entitled to receive audited annual and unaudited quarterly financial statements of Megacable within specified periods of time. RCN is actively working to appoint representatives to the Megacable board of directors and management committee and obtain Megacable’s financial statements for 2004 as soon as possible and to ensure timely receipt of Megacable’s quarterly and annual financial statements in the future.

RCN cannot be certain that the measures described above will ensure that RCN implements and maintains adequate controls over its financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm RCN’s operating results or cause RCN to fail to meet its reporting obligations. Inadequate internal controls could also cause investors to lose confidence in RCN’s reported financial information, which could have a negative effect on the trading price of RCN’s common stock.

RCN has not included Starpower in the scope of its assessment of internal control over financial reporting as of December 31, 2004 due to the inability of RCN’s management to conduct an assessment of Starpower’s internal control over financial reporting between December 21, 2004 (the date Starpower became a wholly-owned subsidiary of RCN) and December 31, 2004.

ITEM 2.	PROPERTIES

Overview of the RCN Network

RCN’s broadband network is designed to support video, data and voice services via a fiber-rich network architecture. The multi-service network is presently operating in Boston, New York City, eastern Pennsylvania, San Francisco, Chicago, Los Angeles and Washington, D.C. The broadband network typically consists of fiber-optic transport facilities; local and long distance voice capability; video head-ends; video, data and voice transmission and distribution equipment; and data routing and wide-area-network equipment and the associated network wiring and termination equipment. RCN’s voice switching network typically utilizes the Lucent 5ESS-2000 switching platforms as the local switching element, and the network is generally designed to provide local telephony service. These elements enable RCN to offer digital television, high-speed data services and other advanced services, including two-way communications for interactive services.

As of April 29, 2005 a substantial portion of RCN’s network has a bandwidth of 860 megahertz. This bandwidth capacity enables RCN to offer digital television, high-speed data services and other advanced services. RCN’s bandwidth also permits two-way communication for Internet access, interactive services and voice services. RCN is upgrading certain segments of its network in the Lehigh Valley of eastern Pennsylvania to increase the bandwidth to 860 or 750 megahertz and allow for two-way communication.

The network’s common backbone signal transport medium, for both digital (video, data and voice) and analog (video), is normally broadband cable, either RCN-owned or leased from other providers. Generally, the digital broadband backbone transport network utilizes a self-healing synchronous optical network ring architecture (“SONET”) and other technologically advanced transport methods to provide high-speed, redundant connections for the delivery of video, data and voice services. Facility connections from the backbone network to individual buildings, residential and commercial services are typically provided via RCN-owned broadband facilities.

The majority of RCN’s network is built using fiber-optic cable as the predominant transport medium. Broadband systems are suitable for transmission of cable television, Internet and telephone information, or a combination of these types of signals. The main benefits resulting from the deployment of fiber-optic cable versus traditional coaxial cable or copper wire are greater network capacity, increased functionality, and decreased requirements for periodic amplification of the signal. These factors contribute to lower maintenance costs, and increase the capacity for and quality of the service offerings. Fiber-based networks provide a superior platform for delivering video, high-speed, high-capacity data and voice services, when compared to traditional legacy systems that rely more heavily on copper wire or coaxial cable.

RCN’s network is designed and built to provide the capacity necessary for the transport and delivery of high bandwidth video and data transmissions. The fiber-optic cable used contains up to 864 individual strands of optical fiber. Each strand of fiber is capable of providing a large number of high-bandwidth telecommunications channels that can each be used to reliably transport a high volume of video, data and voice signals. Although the ILECs commonly use copper wire in their networks, they are currently deploying fiber cable to upgrade portions of their copper based network, particularly in areas served by RCN. RCN expects that continued developments and enhancements in communications equipment will increase the capacity of each optical fiber, thereby providing even more capacity at relatively low incremental cost.

Video Plant and Equipment

Broadband Video

RCN’s video head-ends typically consist of optical transmitters, optical receivers, satellite receivers, signal processors, modulators, encoding equipment, digital video transport equipment, network status monitoring and other ancillary equipment. From the head-end, the video signals are transported to secondary hub sites in either digital or analog signal format. Once the signal is received at the secondary hub site, the signal is conditioned, processed and interconnected to the local broadband transport facilities for distribution to the video subscribers.

Typically, the video signals are distributed to individual fiber nodes or receivers via the broadband cable used to deliver the data and voice service. The local distribution fiber cable terminates in a broadband receiver within an individual building or video service area. From the fiber node, coaxial cable and related distribution equipment is used to distribute the video signals to the customer premises. The bandwidth of the video distribution is generally 50-860 MHz, which in most service areas is capable of supporting between 90 and 110 analog video channels and a substantial number of digital video channels. The distribution plants are designed to be predominantly fiber-based, which increases the capacity, reliability and the quality of the services delivered as compared to traditional cable television distribution architectures.

Wireless Video

RCN also owns and operates “wireless video” television systems using point-to-point 18 GHz microwave technology. RCN uses this technology in New York City, Jersey City and Chicago as an alternate means to deliver video programming to buildings that are not connected to RCN’s broadband network. RCN is in the process of selling, certain microwave systems thereby reducing RCN’s video subscriber count.

High-Speed Data Plant and Equipment

RCN’s primary Internet product is a high-speed data connection over its broadband network. RCN’s high-speed data connection offers download speeds up to a maximum of 10.0 Mbps to the individual cable modem user. Future developments will further increase the speed of the cable modem service. RCN also provides Internet access via dial-up modems. This dial-up product is available in all service areas as well as all metropolitan markets across the United States.

The data network consists of all the networking and computer equipment required to provide full and complete ISP services to both RCN’s cable modem and dial-up customers. These Internet services include unlimited access to the World Wide Web, personal email addresses, access to news services, personal web pages and file transfer capability. Additionally, RCN data customers are able to access other popular Internet-based services such as Instant Messaging, on-line electronic gaming and chat facilities. The underlying RCN network is comprised of a state-of-the-art network including core, border and edge routers, servers, switches, and the necessary high-speed transport and interconnection network. RCN has also designed and deployed a long haul, high-bandwidth broadband transport facility that interconnects Boston, New York, Philadelphia and Washington, D.C. This facility is used to provide high-speed connectivity between each of RCN’s points of presence in the northeast United States.

RCN relies on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect its proprietary technology. RCN cannot assure you that this technology will not be misappropriated or that equivalent or superior technologies will not be developed. In addition, RCN cannot assure you that third parties will not assert that RCN’s services, technology or users’ content infringe upon their proprietary rights. RCN has obtained authorization, typically in the form of a license, to distribute third-party software incorporated in the RCN access software product for Microsoft Windows and Macintosh platforms. RCN plans to maintain or negotiate renewals of existing software licenses and authorizations, and may desire or need to license other applications in the future.

Voice Plant and Equipment

Voice Networks

The voice network is capable of supporting both switched and non-switched (private line) services. In metropolitan areas, individual buildings are connected to the network backbone via fiber extensions that are generally terminated on high-speed transport equipment, which provides redundant and fail-safe interconnection between the building and the RCN central switch location. In limited situations where fiber extensions are not available, leasing special access facilities from long distance service providers, ILECs or other service providers, can provide interim facility connections. As the network expands to reach more areas within a target market, subscribers served by these temporary connections are migrated to the RCN broadband network. Within large MDU buildings in metropolitan areas, generally a voice service hub is established by installing Integrated Digital Loop Carrier (“IDLC”) equipment, which acts as the point of interface between the backbone facility and the intra-building wiring. Each IDLC is installed with a standby power system and is capable of serving up to 2,048 lines. RCN’s voice offerings include a full suite of features and services including custom calling and custom local access signaling services features. The network is built with excess capability to meet the anticipated requirements of future subscriber demand.

Generally, RCN provides a fiber-rich architecture capable of delivering voice services to the residential or commercial subscriber. Fiber-optic backbone facilities using SONET transport electronics typically provide interconnection from the RCN local telephony switch to the telephony distribution electronics. The telephony distribution electronics support up to 2,048 lines and serve as the interconnection point between the telephone switch and the local distribution fiber. Broadband facilities are utilized to transport the telephony signals to a residential service area node, a point typically within 900 feet from the furthest subscriber. The residential service node encompasses on average approximately 150 homes. The distribution facilities between the node and the subscriber are typically coaxial cable. RCN’s voice network provides primary line service with full interconnection to the local emergency 911 centers and is fully powered with reserve batteries to provide backup power in the event of a commercial power failure.

Chicago VoIP

In its Chicago market, RCN uses VoIP technology. This service uses RCN’s data network to carry digital voice information from the customer’s home to RCN’s local telephone switch for call completion.

Real Estate

As of December 31, 2004, RCN leased approximately 113 facilities including 92 technical and 21 non-technical facilities, which encompass 756,080 and 539,579 square feet, respectively, to support its operations under various non-cancelable leases with terms ranging from 1 to 25 years. RCN is actively seeking to sublease or negotiate a termination of the leases in part or all of 17 facilities, including 11 technical and six non-technical facilities, which contain 134,074 and 221,680 square feet, respectively. RCN also currently owns seven technical facilities, which encompass 176,648 square feet, and is looking to sell one of these facilities encompassing 51,640 square feet. During 2004, due to reduced growth plans, RCN terminated 24 leases encompassing 865,780 square feet.

ITEM 3.	LEGAL PROCEEDINGS

On December 21, 2004, RCN and nine of its direct and indirect wholly-owned subsidiaries emerged from protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to direct and indirect protection under the Plan. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” for further discussion. Under the Plan, essentially all claims against Old RCN and the RCN Debtors that arose prior to the commencement of the Chapter 11 cases were discharged. Claims for monetary damages (and equitable claims that give rise to a right to payment), including most of the legal proceedings pending against Old RCN at that time were included in the discharge. However, certain claims which were pending at the time the Plan became effective have not yet been resolved. The following is a description of those claims and of material legal proceedings in respect of claims alleged to have arisen after the commencement of the RCN Debtors’ Chapter 11 cases that were pending during or after the fourth quarter of 2004.

Prepetition Claims

Pursuant to the Plan, certain claims that arose prior to the commencement of the RCN Debtors’ Chapter 11 cases are entitled to share in the distributions under the Plan to the extent allowed. As of the date hereof, partial distributions have been made to certain holders of allowed prepetition claims. Further distributions will be made as and when objections to disputed and unliquidated claims are resolved. Although the majority of disputed claims have been resolved, the resolution of a few of the disputed claims is expected to continue through 2005.

Claims by IBM

On or about August 11, 2004 and September 24, 2004, International Business Machines Corporation (“IBM”) filed general unsecured proofs of claim in the Chapter 11 cases (the “IBM Proofs of Claim”). The IBM Proofs of Claim asserted damages of $37.6 million against RCN and damages in an unliquidated amount against the other RCN Debtors. In the IBM Proofs of Claim, IBM alleged that certain of the RCN Debtors had infringed and continued to infringe on one or more of IBM’s patents. On October 7 and 29, 2004, respectively, the RCN Debtors filed objections to the IBM Proofs of Claim and a motion to estimate the IBM Prepetition Claims. On November 23, 2004, the Bankruptcy Court approved a Stipulation and Order Resolving Claims of IBM in which the RCN Debtors received a complete release of all claims against each of them. IBM and RCN also entered into a five-year confidential licensing agreement whose terms were filed with the Bankruptcy Court under seal pursuant the Bankruptcy Court’s order dated November 23, 2004, which resolved IBM’s claims of alleged infringement against the remaining RCN companies.

Claims by Kemper Insurance

On or about August 9, 2004, Kemper Insurance (including its affiliated companies, American Motorists Insurance Company, Lumbermens Mutual Casual Company, American Protection Insurance Company, and American Manufacturing Mutual Company (collectively, “Kemper”)) filed general unsecured proofs of claim in an unliquidated amount in the Chapter 11 cases (the “Kemper Proofs of Claim”). Through the Kemper Proofs of Claim, Kemper seeks an unliquidated amount for unpaid premiums and other charges in connection with certain insurance policies, claims processing agreements and other agreements between Kemper and one or more of the RCN Debtors. RCN believes that claims alleged by the Kemper Proofs of Claim are without merit. To the extent that any money is in fact owed to Kemper, the RCN Debtors further believe that such amounts are owed solely by RCN and that none of RCN’s subsidiaries are liable for such amounts. On September 28, 2004, the RCN Debtors filed an objection to the Kemper Proofs of Claim. Since the filing of the objection, RCN and Kemper have agreed to consensually resolve the Kemper claims and expect to have the agreement memorialized shortly. Management does not believe this settlement will have a material impact on the financial position of RCN.

Claims by Merrill Lynch

On or about August 11, 2004 and September 28, 2004, Merrill Lynch, Pierce, Fenner & Smith (“Merrill”) filed general unsecured proofs of claims against RCN and the other RCN Debtors asserting that Merrill is entitled to a $9.8 million fee in connection with work it performed leading up to RCN’s restructuring (the “Merrill Proofs of Claim”). RCN and the RCN Debtors commenced an adversary proceeding in the Bankruptcy Court to contest the Merrill Proofs of Claim and assert damages to the RCN Debtors in an amount of $10 million, under theories of breach of implied covenant of good faith and fair dealing, unjust enrichment/restitution, preferential transfer, fraudulent conveyance, professional malpractice, breach of fiduciary duty, breach of contract and gross negligence. The adversary proceeding is presently in the early stages of discovery. While the RCN Debtors believe that this claim is without merit, the RCN Debtors cannot assure you of success in defending against the Merrill Proofs of Claim or in the prosecution of the RCN Debtors’ theory of damages in the adversarial proceedings. RCN, nevertheless, does not anticipate that an unfavorable outcome will exceed materially the amount in which the Merrill Proofs of Claim are asserted, plus any interest or costs assessed thereon. Because the Merrill Proofs of Claim are asserted against RCN and the other RCN Debtors, Merrill’s recovery under the Plan could be paid out in either stock or cash, depending whether Merrill’s remedy is against RCN or any or all of the remaining RCN Debtors, respectively.

Claims by the City of Chicago and Chicago Access Corporation

Prior to 2004, RCN-Chicago entered four separate non-exclusive franchise agreements with the City of Chicago under which RCN-Chicago was authorized and required to construct, install, maintain and operate a cable television system in various geographic regions of the City. Under the franchise agreements, RCN-Chicago was obligated to submit construction schedules and make certain fixed capital cost payments to the Chicago Access Corporation, an entity authorized by the Chicago Cable Ordinance to operate a public access cable channel in the City of Chicago. RCN posted surety bonds and letters of credit to secure its obligations under the agreements. Prior to filing for Chapter 11 protection, RCN-Chicago determined that completing the required construction would cost in excess of $350 million.

RCN-Chicago filed a petition with the Chicago Cable Commission seeking to modify the various franchise agreements to provide relief from the construction requirements, reduce surety obligations, and eliminate certain of the fixed capital cost payments to the Chicago Access Corporation. Notwithstanding RCN-Chicago’s petition for modification, the City imposed multi-million dollar fines on RCN-Chicago for purported breaches of the various franchise agreements. In February 2004, the City drew down on letters of credit and made demands against the surety bonds. In April 2004, the City denied RCN-Chicago’s petition for modification of the franchise agreements and continued to impose multi-million dollar fines and make demands against RCN’s surety. In August 2004, RCN-Chicago filed for Chapter 11 protection and simultaneously filed an adversary action in the Bankruptcy Court for injunctive relief to prevent the City from assessing and collecting any amounts for alleged breaches under any of the franchise agreements and for approval of the petition for franchise modifications, as well as seeking damages for the City’s alleged violations under federal law. The Chicago Access Corporation filed a proof of claim with the Bankruptcy Court in the amount of $1.275 million for RCN-Chicago’s alleged failure to make fixed capital payments that had allegedly become due. In November and December 2004, respectively, RCN and the City of Chicago and Chicago Access Corporation agreed to settle all disputes between them. In December 2004, the Bankruptcy Court approved these settlement agreements.

Claims by former stockholders

Edward T. Joyce v. RCN Corporation, et al.: Edward T. Joyce, as representative of former stockholders and warrant holders (including LaSalle options holders) of 21st Century Telecom Group, Inc. (“21st Century”) sued RCN in the Delaware Court of Chancery. Mr. Joyce is a former member of the board of directors of 21st Century. RCN acquired the stock of 21st Century pursuant to an Agreement and Plan of Merger that closed in April 2000 (the “Merger Agreement”). Pursuant to the Merger Agreement, RCN held back 10% of its common stock consideration (the “10% Holdback”) for a period of one year to allow for any indemnity claims. The Merger Agreement stated that the 10% Holdback would be based upon RCN’s stock price at the time the Merger Agreement was executed. The suit and proof of claim seeks reformation of the Merger Agreement to reflect what the plaintiffs allege was actually negotiated and agreed to: that the 10% Holdback would be based upon Old RCN’s stock price as of the end of the one year holdback period. Because RCN’s stock fell in value during this period, if the plaintiffs had prevailed, RCN would have had to distribute approximately 5 million additional shares of Old RCN’s common stock in consideration of the Merger Agreement. Mr. Joyce also filed a related proof of claim in RCN’s Chapter 11 case and a proof of claim based on his lawsuit (the “Joyce Proofs of Claim”) . RCN and Mr. Joyce have reached a settlement regarding the Joyce Proofs of Claim which the Bankruptcy Court has approved. The court-approved settlement resolved all alleged liabilities of RCN to Joyce, including those asserted in the Delaware Court of Chancery.

Deborah Craig, et al. v. John Filipowicz, et al.: On September 22, 2004, former employee Deborah K. Craig (“Craig”), on behalf of the RCN Savings And Stock Ownership Plan (the “Savings Plan”) and its participants and beneficiaries, filed a Motion For Leave To File Proof Of Claim (the “Late Claim Motion”), seeking to assert a claim (the “Craig Proof of Claim”) against RCN, after the claims bar date of August 11, 2004, for alleged violations of the Employee Retirement Income Security Act of 1974 (as amended, “ERISA”) to recover for alleged losses to the Savings Plan of approximately $26 million. On October 5, 2004, Craig filed a related Class Action Complaint against certain fiduciaries of the Savings Plan within the meaning of ERISA, captioned Craig v. Filipowicz, et al., Case No. 04-cv-07875 (JSR) (S.D.N.Y.), which was subsequently transferred to the District of New Jersey, with new Case No. 04-cv-05940 (SRC) (D.N.J.) (the “NJ Action”). On November 3, 2004, the Bankruptcy Court issued an order denying the Late Claim Motion in its entirety (the “Late Claim Order”), which Craig appealed to the United States District Court for the Southern District of New York. On December 20, 2004, Craig sought from the Bankruptcy Court limited relief (the “Injunction Relief Motion”), for the benefit of herself and all other similarly situated beneficiaries of the Savings Plan, from the injunction issued by the Bankruptcy Court’s order confirming the Plan for the purpose of naming RCN as a nominal defendant in the NJ Action. On February 16, 2005, Craig filed a motion on the NJ Action docket to have the NJ Action consolidated with certain other related actions, with a proposed caption In re RCN Corporation ERISA Litigation, Master File No. 04-cv-5068 (SRC) (the “Consolidated Action”). On March 18, 2005, the United States District Court for the Southern District of New York issued an order affirming the Late Claim Order. On April 1, 2005, the Bankruptcy Court entered an order (the “Injunction Relief Order”) granting the Injunction Relief Motion to the extent that (1) Craig and all other similarly situated parties (collectively, the “Plaintiffs”) are permitted to name RCN as a nominal defendant in the pending Consolidated Action and (2) the Plaintiffs may enforce any judgment obtained against RCN solely against any applicable insurance companies and only up to limits of any applicable insurance coverage, to the extent such coverage is available. The Injunction Relief Order does not prevent the Plaintiffs from pursuing litigation claims against others, including current or former directors, officers, employees, partners, members, or managers (collectively, the “Third Parties”) of RCN or any other reorganized debtor and collecting in full any judgment Plaintiffs may obtain against such Third Parties. As an express condition to the entry of the Injunction Relief Order, Craig waived any right to further appeal the denial of the Late Claim Order.

Rejection Damage Claims

Pursuant to the Plan, all claims arising out of the rejection of an executory contract and unexpired leases (“Rejection Damage Claims”) were required to be served upon the RCN Debtors and their counsel by January 7, 2005. The RCN Debtors agreed to voluntarily extend the bar date for filing of Rejection Damage Claims for certain programmers whom RCN contracted through the NCTC through January 28, 2005 due to the alleged failure of such programmers to receive timely notice that their contracts had been rejected. Any Rejection Damage Claims not filed against the RCN Debtors within the time period allowed under the Plan are forever barred under the Plan from assertion against any RCN Debtor.

Claims by Programmers

On or about January 5, 2005, the Game Show Network, LLC, filed a proof of claim in the amount of approximately $1 million based on notice of rejection of its agreement with Old RCN (the “GSN Proof of Claim”) for carriage of the Game Show Network (“GSN”). RCN expects to amicably resolve the GSN Proof of Claim because RCN has continued to carry and pay license fees for GSN programming despite the purported rejection and plans to opt into the current terms for GSN under the NCTC’s agreement. On or about January 27, 2005, three separate networks affiliated with Rainbow Media Holdings LCC (“RMH”), filed claims totaling approximately $4.7 million in the aggregate based on the rejection of agreements with RCN to carry the Independent Film Channel, Women’s Entertainment Channel and FUSE Networks (the “RMH Proofs of Claim”). RCN has been in discussions with RMH to resolve the RMH Proofs of Claim and presently intends to object to the amounts claimed in each. At this time, RCN cannot assure you that it will be able to amicably resolve the GSN Proof of Claim and RMH Proofs of Claim or will be successful in any objection RCN might file to these proofs of claim. RCN, nevertheless, does not anticipate that an unfavorable outcome of either the GSN Proof of Claim or any or all of the RMH Proofs of Claim will exceed materially the amount in which each is asserted, plus any interest or costs assessed thereon, paid in accordance with the Plan.

Administrative Claims

Pursuant to the Plan, certain claims that arose after the commencement of RCN’s Chapter 11 cases (“Administrative Claims”) are entitled to payment in full to the extent allowed. On January 24, 2005, the deadline for filing Administrative Claim requests expired. As is typical in Chapter 11 cases, Administrative Claims were asserted against RCN in excess of amounts owed. In addition, certain of the Administrative Claim requests are not obligations of the RCN Debtors or were previously satisfied. On March 25, 2005, RCN filed an objection to the Administrative Claim requests. A hearing on the objection is scheduled for May 24, 2005. RCN does not expect the resolution of these claims to have a material adverse effect on its results of operations or financial condition.

Other Legal Proceedings

City of Chicago v. AT&T Broadband, et al.: RCN, like most if not all other cable providers, currently does not pay a franchise fee on its cable modem Internet access services on the basis that the FCC has determined that such Internet services are not “cable services” as defined in the Communications Act. RCN’s position has been challenged by the City of Chicago, which has brought suit against RCN-Chicago, as well as AT&T Broadband (now Comcast), the incumbent cable operator in RCN-Chicago’s franchise service area, and the other franchised cable television operator in the City of Chicago (collectively, the “Defendants”). The Defendants removed the action to federal court and succeeded initially in obtaining dismissal of the action on the ground that cable modem service, as a matter of law, is not a “cable television service” within the scope of the franchise agreements and therefore cannot be subject to the agreements’ franchise fee provision, which by its express terms is to be interpreted and applied in accordance with the Communications Act. The City of Chicago appealed both the removal to federal District Court and the District Court’s dismissal of its case to the U.S. Seventh Circuit Court of Appeals. On October 1, 2004, the Seventh Circuit vacated on jurisdictional grounds the District Court’s decision dismissing the City of Chicago’s claims, and remanded the case back to the Circuit Court for Cook County, Illinois, for further proceedings. The Seventh Circuit expressed no opinion on the merits of the case, which will now be litigated in the Cook County Circuit Court as though the initial District Court decision, which was favorable to RCN, had never been rendered. In the event the City of Chicago were ultimately to prevail on its complaint, RCN-Chicago would need to pay the 5% franchise fee on its cable modem revenues and pass through the additional fees to its cable modem Internet service customers, which would raise their rates as compared to the high-speed Internet services provided by ILECs and therefore have an adverse effect on RCN-Chicago’s ability to compete with such providers. However, because any adverse result will affect all of RCN-Chicago’s cable competitors in the Chicago market, such a ruling would likely not have a disproportionate effect on Reorganized RCN’s ability to compete with other cable operators in the Chicago market. RCN cannot assure you that it will not be subject to gross revenue fees or other regulation of its cable modem Internet access services in the future.

RCN or its subsidiaries are defendants in numerous personal injury, employment law and other matters in various jurisdictions that arise in the ordinary course of its business. None of these matters, individually or in the aggregate, is expected to be material.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Other than matters voted on by holders of RCN’s debt securities in the ordinary course of RCN’s then pending bankruptcy proceedings, no matters were submitted to a vote of the security holders of RCN during the fourth quarter of RCN’s 2004 fiscal year.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Market Information

Old RCN’s common stock traded on the Nasdaq National Market (“NASDAQ”) under the symbol “RCNC” until it was delisted from trading on May 12, 2004 as a result of RCN’s Chapter 11 bankruptcy filing and low trading prices. Immediately thereafter, Old RCN’s common stock began quotation on the over-the-counter (“OTC”) market under the symbol “RCNC.OB” until the Effective Date when the common stock of Old RCN was extinguished.

The table below sets forth, on a per share basis for the periods indicated, the intra-day high and low sales prices for Old RCN’s common stock as reported by the NASDAQ and the closing high and low bid prices as reported on the OTC market. In addition, the fourth quarter 2004 high price reflects the OTC market high bid price through the Effective Date and the fourth quarter 2004 low price reflects the cancellation of all interests in Old RCN’s common stock effective on that date. The OTC bid prices represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions.

The table below sets forth, on a per share basis for the periods indicated, the following information:

Period	High Price		Low Price
2003
First Quarter	$1.12		$0.65
Second Quarter	$2.19		$0.66
Third Quarter	$3.28		$1.78
Fourth Quarter	$2.13		$0.68
2004
First Quarter	$1.58		$0.25
Second Quarter	$0.33	(1)(2)	$0.10	(1)(2)
Third Quarter	$0.14	(1)	$0.04	(1)
Fourth Quarter (through December 20, 2004)	$0.07	(1)	$0.01	(1)

(1)	Represents market prices while operating during the Chapter 11 reorganization for periods subsequent to May 11, 2004.
(2)	High sales price reflects the sales price on NASDAQ prior to Old RCN’s delisting on May 12, 2004. Low sales price reflects the OTC Market low bid price during the balance of the quarter.

The historical prices for the Old RCN common stock will not be indicative of the anticipated or prospective value or future trading price of or trading market for Reorganized RCN’s common stock.

Immediately prior to the cancellation of Old RCN’s common stock on the Effective Date, there were approximately 4,296 stockholders of record of such stock.

Reorganized RCN’s new common stock began quotation on the OTC market under the symbol “RCNI” on December 21, 2004 until March 21, 2005, when Reorganized RCN’s new common stock was accepted for quotation on NASDAQ under the symbol “RCNI”. The table below sets forth, on a per share basis, the closing high and low bid prices for Reorganized RCN’s new common stock as reported on the OTC market for the period from December 21, 2004 to December 31, 2004. The OTC bid prices represent prices between dealers and do not include retail markup, markdown or commission.

Period	High Price	Low Price
December 21, 2004 through December 31, 2004	$23.25	$19.05

On May 5, 2005, the closing bid price of RCN’s common stock quoted on the NASDAQ was $17.76 per share. The quotation reflects inter-dealer prices and does not include retail mark-up, markdown or commission.

There were approximately 3,636 holders of Reorganized RCN’s common stock on March 7, 2005.

Dividends

RCN has never declared or paid a cash dividend on its common stock and currently does not expect to do so for the foreseeable future.

Description of RCN Corporation’s Equity Securities

Pursuant to the Plan, 36,020,850 shares of common stock of Reorganized RCN were issued and outstanding as of the Effective Date. The distribution of these shares is subject to verification of claims filed and allowed under the Plan. In addition, as contemplated by the Plan, RCN (1) will issue to the holders of Old RCN’s common stock and preferred stock warrants to purchase up to 735,119 shares of common stock of Reorganized RCN for an initial exercise price of $34.16 per share (the “Warrants”) and (2) issued the Convertible Notes which, pursuant to their terms, are convertible into approximately five million shares of the common stock of Reorganized RCN (subject to adjustment for anti-dilution events). The Plan also contemplates RCN issuing up to 10% of the common stock of Reorganized RCN, on a fully diluted basis, under a management incentive option plan to be adopted by RCN’s board of directors and submitted to its stockholders for approval.

Securities Law Matters Relating to Reorganized RCN’s Equity Securities

Section 1145(a) of the Bankruptcy Code generally exempts from registration under the Securities Act the offer or sale of a debtor’s securities under a Chapter 11 plan if such securities are offered or sold in exchange for a claim against, or an equity interest in, such debtor. In reliance upon this exemption, Reorganized RCN’s common stock issued to general unsecured creditors under the Plan and its warrants to be issued to Old RCN’s common stock and preferred stock holders under the Plan generally are exempt from the registration requirements of the Securities Act. Accordingly, such securities may be resold without registration under the Securities Act or other federal securities laws pursuant to an exemption provided by section 4(1) of the Securities Act, unless the holder is an “underwriter” with respect to such securities, as that term is defined in the Bankruptcy Code. In addition, such securities generally may be resold without registration under state securities laws pursuant to various exemptions provided by the respective laws of the several states. However, recipients of securities issued under the Plan are advised to consult with their own legal and tax advisors as to the availability of any such exemption from registration under state law in any given instance and as to any applicable requirements or conditions to such availability.

Section 1145(b) of the Bankruptcy Code defines “underwriter” for purposes of the Securities Act as one who (1) purchases a claim with a view to distribution of any security to be received in exchange for the claim other than in ordinary trading transactions, (2) offers to sell securities issued under a plan for the holders of such securities, (3) offers to buy securities issued under a plan from persons receiving such securities, if the offer to buy is made with a view to distribution of such securities, or (4) is a control person of the issuer of the securities or other issuer of the securities within the meaning of Section 2(11) of the Securities Act. The legislative history of section 1145 of the Bankruptcy Code suggests that a creditor who owns at least ten percent (10%) of the securities of a reorganized debtor may be presumed to be a “control person.”

Notwithstanding the foregoing, statutory underwriters may be able to sell their securities pursuant to the resale limitations of Rule 144 promulgated under the Securities Act. Rule 144 would, in effect, permit the resale of securities received by statutory underwriters pursuant to a Chapter 11 plan, subject to applicable volume limitations, notice and manner of sale requirements, and certain other conditions.

Reorganized RCN issued the Convertible Notes in a private placement transaction pursuant to Section 4(2) of the Securities Act and granted the purchasers of the Convertible Notes certain registration rights (see description under “Registration Rights” below).

Registration Rights

As contemplated by the Plan, Reorganized RCN granted the following registration rights in connection with the above issuances of securities:

•	Reorganized RCN agreed to register for resale under the Securities Act shares of its common stock held by affiliates of RCN or holders beneficially owning 5% or more of Reorganized RCN’s common stock; and

•	Reorganized RCN agreed to register for resale under the Securities Act the Convertible Notes and the shares of its common stock into which the Convertible Notes are convertible.

Reorganized RCN also intends to register under the Securities Act the issuance of shares of its common stock upon future exercise of the Warrants. Reorganized RCN must file a “shelf” registration statement with the SEC to permit resales of these securities pursuant to Rule 415 promulgated under the Securities Act and is obligated, subject to certain limitations, to keep such registration effective. In the event Reorganized RCN fails to meet certain deadlines with respect to filing the registration statement with the SEC and causing it to be declared effective, a penalty will be payable by Reorganized RCN on the Convertible Notes for each quarter (up to eight quarters) during any period that any of the foregoing events have not occurred by the applicable deadlines. These registration rights agreements have been filed as exhibits to RCN’s Form 8-K filed on December 27, 2004.

ITEM 6.	SELECTED FINANCIAL DATA

The table below presents selected consolidated financial data of RCN as of and for the five years ended December 31, 2004.

The consolidated financial statements of the Predecessor for the period from May 27, 2004 to December 20, 2004, were prepared while RCN was involved in Chapter 11 proceedings and, accordingly, were prepared in accordance with SOP 90-7. As a result, the selected historical financial data for such periods does not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that would have resulted if the Predecessor were deemed not to have been continuing as a going concern.

Upon emergence from Chapter 11 of the Bankruptcy Code on December 21, 2004, RCN adopted “fresh start” reporting in accordance with SOP 90-7, “Fresh start” accounting required RCN to re-value its assets and liabilities based upon their estimated fair values and to allocate its reorganization value. “Fresh start” reporting has changed the recorded value of RCN’s tangible and intangible assets with an associated change in expense items as compared to the historical financial statements. In addition, “fresh start” reporting adjustments were made to reflect the changes specified in the Plan (see Note 5 “Fresh Start Accounting” to RCN’s Consolidated Financial Statements). As a result, the historical financial data of the Predecessor may not be entirely comparable to the historical financial data of Reorganized RCN and may be of limited value in evaluating RCN’s financial and operating prospects in the future.

The consolidated balance sheet data and the consolidated statement of operations data presented below as of December 31, 2004 and for the year then ended, have been derived from RCN’s Consolidated Financial Statements, which have been audited by Friedman LLP, an independent registered public accounting firm.

The consolidated balance sheet data and the consolidated statement of operations data presented below as of December 31, 2003, 2002, 2001 and 2000, and for each of the years in the four-year period ended December 31, 2003, have been derived from RCN’s Consolidated Financial Statements, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The report issued by PricewaterhouseCoopers LLP with respect to its audit of RCN’s financial statements for the year ended December 31, 2003 included an explanatory paragraph that describes an uncertainty about RCN’s ability to continue as a going concern.

All of the information presented below should be read in conjunction with the information in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as RCN’s Consolidated Financial Statements and related notes beginning on page F-1.

RCN CORPORATION

SELECTED FINANCIAL DATA(1)

(Thousands of Dollars Except Per Share Amounts)

	Successor		Predecessor
	December 21, to December 31, 2004(2)		January 1, to December 20, 2004		Year Ended December 31,
					2003	2002	2001	2000
Revenues	$16,372		$470,459		$484,854	$433,494	$386,386	$266,859
Income/(loss) from continuing operations	$(3,688	)(3)	$971,962	(4)	$(499,747)	$(1,422,295)	$(692,849)	$(785,711)
Basic and diluted income/(loss) from continuing operations per average common share	$(0.10)		$8.29		$(6.07)	$(14.92)	$(8.97)	$(9.33)
Total assets	$1,400,510		$1,254,689		$1,529,356	$1,990,272	$3,603,131	$4,745,026
Total debt	$493,568		$1,669,560		$1,654,585	$1,744,114	$1,896,148	$2,257,357
Redeemable preferred stock	—		$1,825,212		$1,772,310	$2,304,426	$2,142,276	$1,990,613
Preferred stock dividend and accretion	—		$52,902		$173,392	$162,150	$151,663	$122,752

(1)	Excludes discontinued operations (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discontinued Operations” and Note 9 to RCN’s Consolidated Financial Statements).
(2)	Successor 11 day period includes consolidated Starpower results.
(3)	Includes a gain from financial statement adjustments of approximately $173 million. See Note 5 to RCN’s Consolidated Financial Statements.
(4)	Includes a gain on settlement of liabilities as a result of RCN’s bankruptcy restructuring under Chapter 11 of the Bankruptcy Code of approximately $1,166 million. See Note 5 to RCN’s Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with RCN’s Consolidated Financial Statements and related notes beginning on page F-1. Reference is made to “Cautionary Statement Regarding Forward Looking Statements” on page 1 of this Annual Report, which describes important factors that could cause actual results to differ from expectations and non-historical information contained in this Annual Report. The application of SOP 90-7 and RCN’s implementation of “fresh start” accounting for periods following its reorganization under Chapter 11 of the Bankruptcy Code makes it more difficult to compare RCN’s post-emergence operations and results to those for periods prior to the date RCN filed for protection under Chapter 11 of the Bankruptcy Code. See “Accounting Impact of Reorganization” below.

Overview

RCN is one of the largest facilities-based, competitive providers of bundled video, high-speed data and voice services in the United States. As of December 31, 2004, RCN served approximately 425,000 residential customers. RCN’s services are delivered primarily over its own fiber-optic local network to consumers in densely populated markets in the United States. RCN currently serves customers in the Boston, New York, eastern Pennsylvania, Washington, D.C., Chicago, San Francisco and Los Angeles metropolitan markets.

Economic Factors

Revenue is dependent on spending patterns of RCN’s customers, who sometimes purchase in reaction to changes in the economy. Bundled communication services are increasingly perceived as necessities by consumers. Management believes based on its own internal historical data that consumers generally will make a decision to discontinue a provider of a single service more rapidly than a provider of multiple services.

RCN may experience seasonality in its customer acquisition activity; however, due to the size of the overall customer base, RCN does not experience significant seasonality that could impact profitability.

Key Performance Indicators

Set forth below are certain key financial and statistical measures that management of RCN considers important in managing and assessing RCN’s business and financial performance. These measures are set forth below for convenience only and each of these measures should be considered in the context of RCN’s complete financial statements and the analysis and discussion set forth elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RCN CORPORATION

Key Financial Indicators*

	Predecessor/ Successor 2004	Predecessor 2003	Predecessor 2002
	(Dollars in Millions)
Revenue	$486.8	$484.9	$433.5
Direct expenses	170.1	165.2	167.0
Selling, general and administrative expenses	254.7	317.2	371.7

Capital expenditures	55.6	68.6	115.1

Debt (end of period) (A)	493.6	1,654.6	1,744.4
Cash and temporary cash investments and short-term investments (end of period)	164.0	18.4	277.0

	Predecessor/ Successor 2004	Predecessor 2003	Predecessor 2002

Customers (B)	425,192	388,225	388,742

RGUs (C)	885,231	772,725	707,029

Average Revenue per Customer (monthly)	$95.51	$88.53	$74.52
Average Services per Customer (D)	2.48	2.31	2.11

*	Excludes the central New Jersey and Carmel, New York cables systems which are being accounted for as discontinued operations due to their sale.
(A)	Debt includes long-term debt, Current maturities of long-term debt and capital lease obligations.
(B)	A customer is a residential household that has at least one video, high-speed data or local voice connection. Dial-up Internet and long distance voice only Customers are not included unless the Customer is located at an address on RCN’s network. For bulk arrangements in MDUs, the number of Customers varies depending on the service and payment arrangement with that MDU. Delinquent accounts are generally disconnected and no longer counted as customers after a set period of time in accordance with RCN’s credit and disconnection policies. Courtesy accounts are not counted as customers unless the customer subscribes to and pays for a recurring monthly service in addition to the free service they receive.
(C)	RGUs are calculated as the sum of all residential basic video, high-speed data, and voice connections. Dial-up Internet service and long distance voice service are not included. Additional telephone lines are each counted as an RGU but additional room hook-ups for video service are not counted. Digital video packages are not counted as additional RGUs. The number of RGUs in any MDU that RCN serves varies depending on the payment arrangements specific to that MDU. Delinquent accounts are generally disconnected and no longer counted as RGUs after a set period of time in accordance with RCN’s credit and disconnection policies. RGUs may include customers receiving some services for free or at a reduced rate in connection with promotional offers or bulk arrangements. Courtesy accounts are not counted as RGUs unless the customer subscribes to and pays for a recurring monthly service in addition to the free service they receive.
(D)	Services, for purposes of ASPC, include all video, high-speed data, local voice and long distance voice connections at the end of the period.

Key customer performance measures are average revenue per customer (“ARPC”) and average services per customer (“ASPC”). ARPC inherently reflects the quantity of the bundled services sold and is a key indicator of both shifts in product mix as well as the value of discounts given to attract new customers and retain existing customers. This metric and ASPC are closely tracked each month to assist in identifying targeted customers and product sets. ASPC and RGUs also serve to assist in volume and pricing statistics, which are closely monitored to track the performance of the sales organization throughout the year. RCN’s ARPC and ASPC have each grown steadily through the last several years.

Chapter 11 Reorganization

Beginning in 2001, RCN began experiencing financial difficulties due to a severe slowdown in the telecommunications industry and RCN’s limited ability to access capital markets to fund operations. On May 27, 2004, RCN and four of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and on August 5 and August 20, 2004, five additional subsidiaries of RCN filed voluntary petitions for reorganization under Chapter 11. On December 21, 2004, the RCN Debtors emerged from bankruptcy. For more details regarding the Plan, see “Business—RCN’s Chapter 11 Reorganization”.

Accounting Impact of Reorganization

Fresh-Start Reporting

RCN’s emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and the adoption of “fresh start” reporting in accordance with SOP 90-7. Upon adoption of “fresh start” reporting, a new reporting entity is created for accounting purposes and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. Accordingly, the reported historical financial statements of RCN prior to the adoption of “fresh start” reporting for periods ended prior to December 21, 2004 are not comparable to those of Reorganized RCN. In this Annual Report on Form 10-K, references to RCN’s operations and cash flows during the periods ended December 20, 2004 and in fiscal 2003 and 2002 refer to the Predecessor.

SOP 90-7 requires that financial statements for the period following the Chapter 11 filing through the bankruptcy confirmation date distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses directly associated with the reorganization and restructuring of the business, including adjustments to fair value assets and liabilities and the gain on the discharge of pre-petition debt, are reported separately as reorganization items, net, in the Predecessor’s consolidated statement of operations.

“Fresh Start” Adjustments.

In accordance with “fresh start” reporting, all assets and liabilities are recorded at their respective fair values as of December 20, 2004. Such fair values represent RCN’s best estimates based on independent appraisals and valuations.

In applying “fresh start” reporting, adjustments to reflect the fair value of assets and liabilities, on a net basis, and the restructuring of RCN’s capital structure and resulting discharge of the senior lender’s pre-petition debt, resulted in a gain of approximately $173 million. In addition, RCN incurred $92.6 million in reorganization expenses in 2004 primarily related to legal and professional services.

See Note 5, “Fresh Start Accounting,” to RCN’s Consolidated Financial Statements for a full description of the impact of “fresh start” accounting on the Successor’s consolidated balance sheet on the Effective Date. As a result of these changes to the capital structure, Reorganized RCN’s interest expense and preferred dividend obligations will be significantly less than RCN incurred in periods prior to our reorganization.

Inclusion of Results of Operations of the Successor and the Predecessor during 2004

On the Effective Date, Reorganized RCN emerged with a new capital structure and with no retained earnings or accumulated losses. This resulted in a new reporting entity under a new basis of accounting (the Successor as of December 21, 2004). Following the emergence on December 21, 2004, the Successor commenced operations and thus experienced an eleven-day operating period at the end of 2004. The results for the period January 1, 2004 through December 20, 2004 represent the Predecessor’s operations.

The discussion and analysis of results below covers all periods for which financial statements are presented, even when those periods relate to a period shorter than a full 12-months. Such shortened periods are not directly comparable to full-year periods. Therefore, in order to provide a more informative comparison of results, RCN is presenting this information below showing the twelve months ended December 31, 2004 by combining the results of operations of the Predecessor from January 1, 2004 through December 20, 2004 with the results of operations of the Successor from December 21, 2004 through December 31, 2004.

Comparison of Financial Results

In light of events and circumstances that occurred during the twelve months ended December 31, 2004, the 2004 results are not necessarily comparable to the years ended December 31, 2003 and 2002.

•	As a result of the consummation of the Plan and emergence from Chapter 11 of the Bankruptcy Code on December 21, 2004, RCN discharged certain pre-petition liabilities subject to compromise, restructured its equity and adopted “fresh start” accounting in accordance with SOP 90-7. This resulted in RCN recording a gain on settlement of pre-petition liabilities and recapitalization of $1,166 million and a gain of $173 million related to “fresh start” accounting adjustments.

•	When RCN filed for bankruptcy protection on May 27, 2004, it ceased accruing interest on its then outstanding indebtedness and dividends on its outstanding preferred stock, which significantly affected its results of operations. In addition, its operating expenses were reduced significantly through lease renegotiation and contract rejections resulting from the exercise of its rights under the Bankruptcy Code. Finally, RCN’s working capital cash flows improved due to the application of the automatic stay which permitted it to cease payments on its pre-petition liabilities.

•	RCN has continually reduced its cost and expense structure since 2001, when it made initial announcements of employee reductions, asset impairments and real estate portfolio rationalization. RCN continued these activities through 2004. These activities also have reduced other operating expenses and cash capital expenditures.

Discontinued Operations

During 2004 and 2003, RCN sold its Carmel, New York and central New Jersey cable systems. In accordance with SFAS No. 144, the results of operations for both systems are reported as discontinued operations. These sales are described briefly below.

Sale of Carmel, New York Cable System. On March 9, 2004, RCN sold its Carmel, New York cable system for proceeds of approximately $120.2 million (net of purchase price and post-closing adjustments) and recorded a gain on the sale of approximately $90,154 million (including net income from operations of $1,614 million). The transaction was structured as an asset purchase, with the buyer assuming certain liabilities related to the business.

Sale of Central New Jersey Cable System. On February 19, 2003, RCN sold its central New Jersey cable system assets for approximately $242.8 million of proceeds (net of purchase price and post-closing adjustments) and recorded a gain on sale of $166 million. In connection with its regulatory review and approval of the transaction, the NJBPU required RCN to deposit an additional $1 million in escrow to satisfy any subscriber claims arising post-closing. Though no such claims have arisen, the NJBPU has refused to authorize release of the escrow. RCN is currently challenging the NJBPU’s refusal before the Superior Court of New Jersey, Appellate Division, where the matter is pending.

Joint Ventures

Starpower

Starpower is a Delaware limited liability company formed in 1997 as a joint venture between a subsidiary of RCN and Pepco to sell video and telecommunications services to commercial and residential customers in Washington D.C. and the surrounding areas in Maryland and Virginia. On the Effective Date of the Plan, RCN increased its ownership in Starpower from 50% to 100% by purchasing the 50% interest in Starpower owned by Pepco for $29 million. The $29 million purchase price was financed with borrowings under RCN’s credit facility. Prior to the purchase of the remaining 50% interest in Starpower, the Predecessor accounted for the Starpower joint venture in the financial statements under the equity method of accounting and RCN’s pro-rata portion of Starpower’s operating results were included in the Predecessor’s formal statements as “equity in income (loss) of unconsolidated entities.” The Successor accounts for Starpower as a consolidated wholly-owned subsidiary.

Megacable and MCM

RCN has a 48.93% equity interest in Megacable, one of the largest cable television providers in Mexico. Megacable operates cable systems in Mexico, principally on the Pacific and Gulf coasts and including Guadalajara, the second largest city in Mexico; Hermosillo, the largest city in the state of Sonora; and Veracruz, the largest city in the state of Veracruz. Megacable also provides Internet services to customers.

Under the agreements governing the investment in Megacable, RCN has the right to elect six of the 15 members of the Megacable board of directors and two of the six members of the Megacable management committee. In addition, certain actions proposed to be taken by Megacable may not be taken without the consent of RCN. RCN accounts for its investment in Megacable on the equity method. As previously disclosed in RCN’s 10-Q for the period ending September 30, 2004, RCN identified a material weakness in its disclosure controls due to its inability to obtain timely information from Megacable. RCN is actively working to appoint representatives to the Megacable board of directors and management committee, to obtain Megacable’s financial statements for 2004 as soon as possible and to ensure timely receipt of Megacable’s quarterly and annual financial statements in the future. See Note 14 to RCN’s Consolidated Financial Statements.

Separately, RCN has a 48.93% interest in MCM. MCM, which was spun off from Megacable in November 2001, has a license from the Mexican government to operate a broadband network in Mexico City, Monterrey and Guadalajara. MCM has activated its network in Mexico City and is providing local voice and high-speed data service in that city, principally to commercial customers.

RCN-BecoCom

RCN-BecoCom was formed in 1997 as a joint venture between RCN and NSTAR to increase penetration in the Boston market by assisting in the network rollout and gaining access to rights-of-way. In December 2003, RCN-BecoCom became a wholly-owned subsidiary of RCN. Prior to December 2003, RCN consolidated the results of RCN-BecoCom because RCN was allocated 100% of any profits and losses of the joint venture.

Critical Accounting Policies

In preparing its financial statements, RCN is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon available information. These estimates and assumptions affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which RCN believes are the most critical to aid in fully understanding and evaluating its reported financial results include:

Revenue Recognition. In general, revenues are recognized as earned when evidence of an arrangement exists, the services are rendered, the selling price is determinable and collection is reasonably assured. Video and high-speed data revenues are recognized in the month service is provided and related cable installation revenues are recognized in the period of installation since they do not exceed the direct selling costs. Dial-up Internet revenues are earned based on the contract period. Telephone service revenues are recognized when services are provided. Local telephone revenues are based on tariff rates while long distance telephone revenues are based upon minutes of traffic processed in accordance with tariffs and the rates of long-distance providers. In 2003, RCN changed the method of recognizing revenue from reciprocal compensation payments, the fee that local exchange carriers pay to terminate calls on each other’s networks. RCN now records an estimate of the reciprocal compensation fees based upon calls terminated on RCN’s network. In prior periods, RCN recognized reciprocal compensation payments as realized. This change was a result of FCC rulings that enable RCN to accurately estimate these revenues.

Leases. The majority of the leases entered into by RCN are operating leases. Management has conducted a review of its accounting for operating leases and has concluded that RCN did not account for scheduled rent increases in conformity with Statement of Financial Accounting Standards No. 13, Accounting for Leases (SFAS 13.) Specifically, RCN recognized rent expense based on the cash payment to the lessor and not on a straight-line method including future rent increases in the minimum lease payments. The cumulative effect of the error is to increase selling, general and administrative expense by $6.450 million and to increase deferred rent in accrued expenses and other deferred credits by the same amount. RCN’s management and the audit committee of RCN’s board of directors have concluded that the amount of the error is not material to the financial statements of any previous year or for the period from January 1, 2004 to December 20, 2004. Accordingly, the cumulative impact of the lease accounting error has been expensed in the statement of operations for the period from January 1, 2004 to December 20, 2004 and recognized as deferred rent in the balance sheet at December 31, 2004.

RCN also has certain leases where it bears all substantial risks and rewards from the use of the leased item. These leases are accounted for as capital leases, with the asset and corresponding lease obligation recorded on the balance sheet.

Accounts receivable

RCN carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, RCN evaluates its allowance for doubtful accounts and changes the allowance for doubtful accounts, based upon a percentage of the aged accounts receivable balance. RCN’s formula for calculating its reserve is believed to closely parallel its history of actual write-offs and account adjustments based upon contractual terms.

Capitalization

All equipment that is purchased, or issued into service from inventory, that extends the size of the network, or significantly enhances functionality, capacity or the useful life of the network, including the equipment that is placed into customer’s homes and the materials that are used to reach the customer’s home, is capitalized. RCN also capitalizes certain equipment and materials that extend or enhance functionality, capacity or the useful life of the Company’s computer network, software and owned or leased facilities.

Labor, both internal and contracted, that is associated with capital projects and first time product installs, as well as certain expenses both directly and indirectly related to the labor that is associated with capital projects and first time product installs, is also capitalized.

Capitalized network construction projects are charged interest while in progress until that project is completed and converted into a fixed asset. The amount of interest that accumulates on that project during the in-progress stage is capitalized.

Valuation and Impairments of Long-Lived Assets

RCN assesses the potential impairment of long-lived tangible and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived assets, which include construction material, property, plant and equipment, and other intangible assets, other than goodwill, are assessment involves, among other things, an estimation of the fair value of the reporting unit based on the discounted cash flow methodology. If the assessment indicates that the fair value is less than the carrying value, then the goodwill would be subject to an impairment loss adjustment.

If the impairment review of goodwill, intangible assets, and other long-lived assets differ significantly from actual results, it could have a material adverse effect on RCN’s results of operations and financial condition.

Restructuring. Restructuring activities require RCN to make significant judgments and estimates in determining restructuring charges, including, but not limited to, future severance costs and other employee separation costs, sublease income or disposal costs, length of time on market for abandoned rented facilities, and contractual termination costs. Such estimates are inherently judgmental and changes in such estimates, especially as they relate to contractual lease commitments and related anticipated third-party sub-lease payments, could have a material effect on the restructuring liabilities and consolidated results of operations.

Please see Note 4 to RCN’s Consolidated Financial Statements included in this Annual Report for a more complete description of RCN’s significant accounting policies and “fresh-start” reporting.

See further discussions in this Item and Note 8, “Asset Impairment and Accrued Exit Cost,” to RCN’s Consolidated Financial Statements included in this Annual Report for information on restructuring activities.

Deferred Tax Valuation Allowance

RCN continues to incur tax operating losses and there is an uncertainty regarding the future realization of any portion of these losses as a tax benefit. Accordingly, RCN has recorded a tax valuation allowance for net deferred tax assets and will maintain such an allowance until sufficient positive evidence (i.e., cumulative positive earnings and future taxable income) exists to support the reversal of the valuation allowance.

In addition to these policies, as of dates after emergence from Chapter 11 and for periods ending after emergence from Chapter 11, RCN’s financial statements will also reflect the impact of “fresh start” reporting.

Segment Reporting

RCN’s management views RCN’s business as providing bundled communications services to residential and commercial customers as one business segment. Included among these bundled services are video, data and voice communications. All services are provided from the same telecommunications backbone and the cost of these revenue streams is largely allocated based on respective service revenues. No separate asset information is maintained or reviewed. Residential customers, including dial-up data subscribers, provide approximately 96% of RCN’s consolidated revenues. RCN’s management believes RCN can aggregate these revenue streams under the quantitative and qualitative thresholds defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

Results of Operations

On the Effective Date, Reorganized RCN emerged with a new capital structure and with no retained earnings or accumulated losses. This resulted in a new reporting entity under a new basis of accounting. The Predecessor ended business on December 20, 2004. The Successor commenced operations on December 21, 2004 and thus experienced an eleven-day operating period in 2004. The results for the period January 1, 2004 through December 20, 2004 represent the Predecessor’s operations.

The following discussion compares the restated results of operations of the Successor and the Predecessor on a combined basis for the year ended December 31, 2004 with the historical results of operations of the Predecessor for the year ended December 31, 2003. The discussion is provided for comparative purposes only,

Results of Operations

On the Effective Date, Reorganized RCN emerged with a new capital structure and with no retained earnings or accumulated losses. This resulted in a new reporting entity under a new basis of accounting. The Predecessor ended business on December 20, 2004. The Successor commenced operations on December 21, 2004 and thus experienced an eleven-day operating period in 2004. The results for the period January 1, 2004 through December 20, 2004 represent the Predecessor’s operations.

The following discussion compares the results of operations of the Successor and the Predecessor on a combined basis for the year ended December 31, 2004 with the historical results of operations of the Predecessor for the year ended December 31, 2003. The discussion is provided for comparative purposes only, and the value of such a comparison may be limited. The results of operations for the year ended December 31, 2004 combines the results of operations for the Predecessor for the period from January 1, 2004 to December 20, 2004 with the results of operations for the Successor for the period from December 21, 2004 to December 31, 2004. Such financial information does not reflect the results of operations that either the Predecessor or the Successor would have achieved for a full 12-month operating cycle in 2004. The combined financial information for the year ended December 31, 2004 is merely additive and does not give pro forma effect to the Predecessor’s results as if the consummation of the Plan and the related “fresh start” and other adjustments had occurred at the beginning of the period presented. In addition, the Successor has a significantly different capital structure than the Predecessor as a result of the reorganization.

The tables below reflect the selected statement of operations data for the periods December 21 to December 31, 2004 and January 1 to December 20, 2004 and the years ended December 31, 2003 and 2002.

RCN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share and Per Share Data)

			For the years ended
	Successor	Predecessor	Predecessor	Predecessor
	December 21 to December 31 2004	January 1 to December 20 2004	December 31,
			2003	2002
Revenues	$16,372	$470,459	$484,854	$433,494
Costs and expenses, excluding non-cash stock based compensation, depreciation and amortization
Direct expenses	5,958	164,135	165,219	166,979
Operating and selling, general and administrative	7,996	246,666	317,192	371,685
Non-cash stock based compensation	—	4,414	4,692	37,721
Impairments and other charges, net	—	(7,674)	167,241	894,316
Depreciation and amortization	5,218	231,734	197,267	275,505

Operating loss	(2,800)	(168,816)	(366,757)	(1,312,712)
Investment income	—	2,942	6,260	13,771
Interest expense	888	96,702	180,206	167,663
Gain on early extinguishment of debt	—	—	45,556	13,073
Other income, net	—	2,195	8,201	2,909

Loss from continuing operations before reorganization items and income taxes	(3,688)	(260,381)	(486,946)	(1,450,622)
Reorganization items, net	—	(92,554)	—	—
Gain on settlement of liabilities subject to compromise and restructuring	—	1,166,027	—	—
Gain from “Fresh Start” adjustments	—	173,178	—	—
Income tax provision (benefit)	—	(114)	1,271	(994)

Income/(Loss) from continuing operations before equity in unconsolidated entities and minority interest	(3,688)	986,384	(488,217)	(1,449,628)
Equity in income of unconsolidated entities	—	11,267	23,470	22,957
Impairment of unconsolidated entities	—	(25,689)	(35,000)	(32,274)
Minority interest in income of consolidated entities	—	—	—	36,650

Net Income/(loss) from continuing operations	(3,688)	971,962	(499,747)	(1,422,295)
Discontinued operations, net of tax of $0, $0, $0, and $187	—	90,784	174,046	14,106

Net Income/(loss)	(3,688)	1,062,746	(325,701)	(1,408,189)
Preferred dividend and accretion requirements	—	52,902	173,392	162,150

Net Income/(loss) to common shareholders	$(3,688)	$1,009,844	$(499,093)	$(1,570,339)

Net Income/(loss) per common share
Basic:
Continuing Operations	$(0.10)	$8.33	$(6.07)	$(14.92)
Discontinued Operations	—	0.82	1.57	0.13

	$(0.10)	$9.15	$(4.50)	$(14.79)
Diluted:
Continuing Operations	$(0.10)	$6.77	$(6.07)	$(14.92)
Discontinued Operations	—	0.63	1.57	0.13

	$(0.10)	$7.40	$(4.50)	$(14.79)
Weighted Average Shares Outstanding:
Basic	36,020,850	110,294,169	110,877,797	106,211,979

Diluted	36,020,850	143,519,490	110,877,797	106,211,979

2004 (Successor/Predecessor) Compared to 2003 (Predecessor)

Revenues:

In 2004, revenues increased $1.977 million or 0.41%, to $486.831 million from $484.854 million in 2003. Revenues for 2004 include $2.201 million contributed by Starpower for the eleven-day period, December 21 through December 31, 2004. Included in the 2003 revenues is $20.902 million related to a settlement of certain disputes with an ILEC surrounding reciprocal compensation. As a result of this settlement, a cash payment of $18.5 million along with $2.402 million previously deferred were recognized as revenue. Excluding this settlement and the Starpower contribution, recurring revenues in 2004 increased $20.678 million, or 4.4% over 2003. The revenue increase is due to a combination of rate increases for video services and increased RGUs for high-speed data, partially offset by decreased voice revenues.

Residential revenue increased $1.567 million from $447.008 million in 2003. Video revenues increased $17.730 million primarily due to higher average rates during 2004. High Speed data revenues increased $14.703 million due almost entirely to increases in the number of high speed data connections in 2004 compared to 2003. Revenues from voice services decreased $2.178 million due to declines in average rates, partially offset by an increase in the number of voice connections. RCN’s management anticipates further continued erosion in dial-up connections and revenues in future years.

A summary of revenues, RGUs and average revenue per unit follows (excludes Carmel, New York and central New Jersey cable systems which are being accounted for as discontinued operations due to their sale):

	Consolidated Revenue for the years ended December 31,
	Combined Predecessor/ Successor	Predecessor	Fav/(unfav)	Var %
	2004	2003	Variance
	(dollars in thousands)
Video	$220,158	$201,845	$18,313	9.1%
Data	105,919	95,068	10,851	11.4%
Voice	141,475	146,265	(4,790)	(3.3%)
Reciprocal Compensation	6,758	35,763	(29,005)	(81.1%)
Other	12,521	5,913	6,608	111.7%

Total	$486,831	$484,854	$1,977	0.41%

	Residential Revenue for the years ended December 31,				RGUs(1) as of December 31,
	Combined Predecessor/ Successor	Predecessor	Fav/(unfav)	Var %	Combined Predecessor/ Successor	Predecessor	Fav/(unfav)	Var %
	2004	2003	Variance		2004	2003	Variance
	(dollars in thousands)
Video	$216,923	$199,193	$17,730	8.9%	382,713	352,158	30,555	8.7%
Data	85,607	70,904	14,703	20.7%	222,402	174,567	47,835	27.4%
Voice	134,858	137,036	(2,178)	(1.6%)	280,116	246,000	34,116	13.9%
Reciprocal Compensation	6,758	35,763	(29,005)	(81.1%)
Other	4,429	4,112	317	7.8%

Total	$448,575	$447,008	$1,567	0.35%	885,231	772,725	112,506	14.6%

	Average Monthly Revenue per Unit(2) for the years ended December 31,
	Combined Predecessor/ Successor	Predecessor	Fav/(unfav)	Var %
	2004	2003	Variance
Video	$51.61	$47.95	$3.67	7.6%
High-Speed Data	38.09	37.95	0.15	0.4%
Voice	45.24	48.30	(3.06)	-6.3%

Direct Expenses:

The increase in direct expenses was primarily due to higher video costs resulting from increases in basic and premium programming rates and franchise fees offset partially by reduced usage based costs and improved data network efficiencies resulting from network optimization.

Operating, Selling, and General and Administrative Expenses:

Operating, selling, and general and administrative expenses declined $62.530 million, or 19.7%, to $254.662 million in 2004 as RCN continued reducing general and administrative expenses. The 2003 results included a one-time restructuring cost of $5.267 million, incurred as part of the negotiations to restructure the balance sheet. The savings primarily related to reduced salaries and employee-related costs as well as facilities expenses as a result of staff reductions in customer service and general and administrative groups. Customer service operations were consolidated into one call center in September 2003, which resulted in additional personnel and facilities savings. Customer service also lowered the cost of outside agents handling service calls.

Components of operating, selling, general and administrative costs are as follows:

	SG&A
	for the years ended December 31,
	Successor	Predecessor	Fav/(unfav)
	2004	2003	Variance	Var %
Network operations and construction	$102,237	$109,524	$7,287	6.7%
Sales and marketing	45,523	52,815	7,292	13.8%
Customer service	24,348	37,309	12,961	34.7%
Operating, general and administrative	82,554	117,544	34,990	29.8%

Total	$254,662	$317,192	$62,530	19.7%

Non-cash Stock-Based Compensation:

The non-cash stock-based compensation decreased $0.278 million, or 5.9%, to $4.414 million for the full year 2004. The decrease was largely due to the effect of restricted stock cancellations in the Chapter 11 reorganization and the absence of any significant stock-based grants during 2004.

Impairments and other charges, net:

RCN recorded an impairment gain of $7.674 million in 2004 as compared to a charge of $167.246 million in 2003. The gain in 2004 relates to a prior lease impairment. (See Note 8, Asset Impairment and Accrued Exit Costs, to RCN’s Consolidated Financial Statements).

Depreciation and Amortization:

Depreciation and amortization expense in 2004 increased by $39.685 million or 20.1%, to $236.952 million from $197.267 million in 2003. The increase is due to the effect of previous dispositions and impairment in the value of network construction materials, equipment and leasehold improvements as network expansion plans were curtailed to preserve capital, offset by additional depreciation due to the change in accounting estimate adopted on January 1, 2004. (See Note 4.)

Investment Income:

Investment income for 2004 of $2.942 million decreased from $6.260 million in 2003 due to lower interest rates and a decrease in average cash, temporary cash investments, short-term investments and restricted investments during 2004 compared to 2003.

Interest Expense:

Interest expense decreased to $97.590 million compared to $180.206 million in 2003. The decrease in interest expense for the year ended December 31, 2004 reflects RCN’s implementation of SOP 90-7. On May 27, 2004, August 5, 2004 and August 20, 2004, the RCN Debtors filed a voluntary petition for reorganization under Chapter 11. RCN stopped recording interest on its senior notes and senior discount notes and classified this debt as a pre-petition liability subject to compromise. RCN did not pay the interest accrued beyond the date of its Chapter 11 filing.

Gain on Early Extinguishment of Debt:

There was no gain on early extinguishment of debt during 2004. During the quarter ended September 30, 2003, RCN completed a debt repurchase for certain of its senior discount notes. Approximately $75.151 million in book and face value of senior notes was retired. A gain of approximately $45.556 million was recorded from the early retirement of debt in which approximately $27.806 million of cash was paid. In addition, RCN incurred fees of approximately $1.147 million and wrote off debt issuance costs of approximately $0.642 million. (See Note 15, Debt, to RCN’s Consolidated Financial Statements).

Other income, net:

Other income decreased for the twelve months ended December 31, 2004, by $6.006 million, or 73.23%, primarily as a result of a disposition of a capital lease in 2003.

Reorganization Items, net:

RCN incurred reorganization expenses as a result of the Chapter 11 process. See Note 19, Reorganization Items, net, to RCN’s Consolidated Financial Statements.

Gain/(loss) on Settlement of Liabilities Subject to Compromise and Restructuring:

RCN recorded a net gain of $1,166 million in 2004 relating to the settlement of liabilities subject to compromise and restructuring. The major component in this gain was the settlement of RCN’s senior notes for $1,179 million upon emergence from Chapter 11.

Gain/(loss) on Fresh Start Adjustments:

RCN recorded a net gain of $173.178 million in 2004 relating to fresh start adjustments. The major components in this gain were the revaluation of RCN’s fixed assets, goodwill and intangible assets.

Income Tax:

RCN’s effective income tax was a benefit of 0.01% and an expense of 0.39%, respectively, for the years ended December 31, 2004 and 2003. The tax effect of RCN’s cumulative losses exceeded the tax effect of accelerated deductions, primarily depreciation, which RCN has taken for federal income tax purposes. As a result, the excess losses are not recognized in the financial statements. This accounting treatment does not impact cash flows for taxes or the amounts and expiration periods of actual net operating loss carryovers.

Equity in Income of Unconsolidated Entities:

Equity in income of unconsolidated entities for 2004 was $11.267 million compared to $23.470 million for 2003. The 2004 amounts reflect $17.182 million of income from Megacable, offset by a $5.915 million equity loss for Starpower. Included in the Megacable results are cumulative translation adjustments. Results for 2004 include only six months of estimated income from Megacable while 2003 contained a full year of results.

Impairment of Unconsolidated Entities:

Impairment of unconsolidated entities in 2004 included a write-down of $25.689 million for the re-valuation of Starpower. Included in the 2003 results is an impairment charge of $35.0 million reflecting a further write-down of RCN’s investment in Starpower. The write-down reflects RCN’s current assessment of the fair value of this investment based on its most recent operating plan.

2003 (Predecessor) Compared to 2002 (Predecessor)

Revenues:

In 2003, revenues increased $51.360 million, or 11.9%, to $484.854 million from $433.494 million in 2002. Included in the 2003 revenues was $20.902 million related to the settlement with an ILEC related to certain disputes surrounding reciprocal compensation. As a result of this settlement, a cash payment of $18.5 million along with $2.402 million previously deferred were recognized as revenue. Excluding this settlement, recurring revenues in 2003 increased $30.458 million, or 7.0% over 2002. The revenue increase was due to a combination of rate increases and increased RGUs for video, high-speed data and voice offset by anticipated declines in dial- up connections. The majority of the increase in voice revenues was related to the growth of RGUs, while rate increases contributed to the majority of the increase in video revenues. The growth in high-speed data revenues is mainly volume-related as the service had been introduced in most markets.

A summary of revenues, RGUs and average monthly revenues per unit follows:

	Consolidated Revenue
	for the years ended December 31,
	Predecessor	Predecessor	Fav/ (unfav)	Var %
	2003	2002	Variance
	(dollars in thousands)
Video	$201,845	$178,778	$23,067	12.9%
Data	95,068	87,740	7,328	8.4%
Voice	146,265	134,500	11,765	8.7%
Reciprocal Compensation	35,763	17,526	18,237	104.1%
Other	5,913	14,951	(9,038)	(60.5%)

Total	$484,854	$433,495	$51,359	11.85%

	Residential Revenue				RGUs
	for the years ended December 31,				as of December 31,
	Predecessor	Predecessor	Fav/ (unfav)	Var %	Predecessor	Predecessor	Fav/ (unfav)	Var %
	2003	2002	Variance		2003	2002	Variance
	(dollars in thousands)
Video	$199,193	$176,644	$22,549	12.8%	352,158	342,895	9,263	2.7%
Data	70,904	48,209	22,695	47.1%	174,567	135,596	38,971	20.7%
Voice	137,036	124,972	12,064	9.7%	246,000	228,538	17,462	7.6%
Reciprocal Compensation	35,763	16,735	19,028	113.7%
Other	4,112	2,304	1,808	78.5%

Total	$447,008	$368,864	$78,144	21.18%	772,725	707,029	65,696	9.3%

	Average Monthly Revenue per Unit
	for the years ended December 31,
	Predecessor	Predecessor	Fav/ (unfav)	Var %
	2003	2002	Variance
Video	47.95	43.14	4.81	11.2%
High-speed Data	37.95	34.12	3.83	11.2%
Voice	48.30	47.45	0.85	1.8%

As compared to 2002, residential video revenue increased $22.549 million in 2003 primarily as a result of higher per unit revenue generated by 2003 price increases. High speed data revenues for 2003 increased $22.695 million from 2002 due to higher service volume combined with greater per unit prices. Voice revenues increased $12.064 million in 2003 over 2002 due to both higher service connections and higher per unit prices.

Direct Expenses:

The decrease in direct expenses was due primarily to voice and data network operating efficiencies resulting from network optimization and was partly offset by higher video costs resulting from increases in video RGUs, franchise fees and increases in basic and premium programming rates.

Operating, Selling and General and Administrative Expenses:

Operating, selling, and general and administrative expenses declined $54.493 million, or 14.7%, to $317.192 million in 2003 as RCN continued to implement plans to reduce general and administrative expenses. Excluding one-time restructuring costs incurred in 2003 as part of the negotiations to restructure the balance sheet of $5.267 million, operating, selling and general and administrative expenses declined $59.760 million, or 16.1% from 2002 levels. The savings primarily related to reduced salaries and employee related costs, and facilities expenses as a result of staff reductions in customer service and general and administrative groups. Customer service operations were consolidated into one call center in September 2003, which resulted in additional personnel and facilities savings. Customer service also lowered the cost of outside agents handling service calls. The reductions in operating, general and administrative expenses were mainly due to lower information technology expenses in terms of personnel and software maintenance costs, and a reduction of performance-based compensation. Network operations and construction, marketing and sales expenses were slightly reduced from 2002 levels reflecting mainly lower personnel-related costs.

Components of operating, selling, general and administrative costs are as follows:

	SG&A
	for the years ended December 31,
	Predecessor	Predecessor	Fav/(unfav)
	2003	2002	Variance	Var %
Network operations and construction	$109,524	$109,889	$365	0.3%
Marketing and sales	52,815	54,922	2,107	3.8%
Customer Service	37,309	52,591	15,282	29.1%
Operating, general and administrative	117,544	154,283	36,739	23.8%

Total	$317,192	$371,685	$54,493	14.7%

Non-cash Stock-Based Compensation:

The non-cash stock-based compensation decreased $33.029 million, or 87.6%, to $4.692 million for the full year 2003. The decrease was largely due to the effect of restricted stock cancellations and the attribution of expense associated with fewer stock option grants and with lower fair values.

Impairments and other charges, net:

RCN recorded an impairment charge of $167.241 million in 2003 as a result of further revisions to its operating plans. The revised operating plan focused on improvements to customer profitability by a concerted effort to migrate customers to RCN’s higher margin products and services. The impairment charge in 2003 also provided for sales of additional assets. (See Note 8, Asset Impairment and Accrued Exit Costs, to RCN’s Consolidated Financial Statements.)

Depreciation and Amortization:

Depreciation and amortization expense in 2003, decreased $78.238 million or 28.4%, to $197.267 million from $275.505 million in 2002. The decrease is due to dispositions and impairments in the value of network construction materials, equipment and leasehold improvements as network expansion plans were decreased or terminated to preserve capital.

Investment Income:

Investment income for 2003 of $6.260 million decreased from $13.771 million in 2002 due to lower interest rates and a decrease in average cash, temporary cash investments, short-term investments and restricted investments during 2003 compared to 2002. Cash, temporary cash investments, short-term investments, and restricted short and long-term investments were $252.600 million at December 31, 2003 compared to $311.926 million at December 31, 2002.

Interest Expense:

The increase in interest expense was primarily due to the expensing of previously capitalized debt issuance costs and commitment fees from the fifth amendment to the Predecessor’s credit facility offset by lower interest capitalization associated with reduced capital expenditures. (See Note 17, Debt, to RCN’s Consolidated Financial Statements.) These increases were partly offset by the debt extinguishment during the third quarter of 2003 and the first quarter of 2002.

Gain on Early Extinguishment of Debt:

During the quarter ended September 30, 2003, RCN completed a debt repurchase for certain of its senior discount notes. Approximately $75.151 million in book and face value of senior notes were retired. A gain of approximately $45.556 million was recorded from the early retirement of debt in which approximately $27.806 million of cash was paid. In addition, RCN incurred fees of approximately $1.147 million and wrote off debt issuance costs of approximately $0.642 million. (See Note 17, Debt, to RCN’s Consolidated Financial Statements.)

Other income, net:

Other income for the twelve months ended December 31, 2003, increased $5.292 million or 181.9%, over 2002 reflecting primarily the gain on the disposition of a capital lease.

Income Tax:

RCN’s effective income tax rate was an expense of 0.39% and a benefit of 0.06%, respectively, for the years ended December 31, 2003 and 2002. The tax effect of RCN’s cumulative losses exceeded the tax effect of accelerated deductions, primarily depreciation, which RCN has taken for federal income tax purposes. As a result, the excess losses are not recognized in the financial statements. This accounting treatment does not impact cash flows for taxes or the amounts and expiration periods of actual net operating loss carryovers.

Minority Interest in Loss of Consolidated Entities:

Minority interest primarily represents the interest of NSTAR in the results of RCN-BecoCom. As discussed earlier, following NSTAR’s exchange of its joint venture ownership interest for RCN’s stock, RCN’s profit (loss) sharing ratio in the RCN-Becocom joint venture as of December 31, 2002 was 100%. As a result, no minority interest was recorded for the twelve months ended December 31, 2003. Accordingly minority interest in loss of consolidated entities decreased $36.650 million or 100.0% in the 12 months ended December 31, 2003.

Liquidity and Capital Resources

	December 31,
	2004	2003
	(dollars in thousands)
Cash, temporary cash investments and short-term investments	$163,964	$18,395
Current liabilities	177,601	1,889,533
Debt (including current maturities and capital lease obligations)	493,568	—

Cash, temporary cash investments and short-term investments were $163.964 million at December 31, 2004, an increase of $145.569 million from $18.395 million at December 31, 2003. For purposes of reporting cash flows, all highly liquid investments with an original maturity of three months or less are classified as temporary cash investments. Temporary cash investments are investments in high quality, diversified money market mutual funds. Short-term investments consist of asset-backed securities, corporate debt securities, government agency notes and municipal bonds. The net increase is due to relief in 2004 from restrictions on investments previously imposed by RCN’s former senior lenders upon emergence from Chapter 11.

Current liabilities decreased $1,711 million from $1,889 million in 2004. On the Effective Date RCN emerged with a restructured balance sheet, eliminating approximately $1,200 million of indebtedness. In 2003 RCN defaulted upon its long-term debt and those long-term obligations accelerated to current liabilities.

As of December 31, 2004, RCN was in compliance with its debt covenants.

Net cash provided by (used in):	12 months ended December 31, 2004	For the year ended December 31, 2003	For the Year Ended December 31, 2002
	(dollars in thousands)
Operating activities	$(47,255)	$(170,250)	$(202,814)
Investing activities	150,885	194,864	(5,766)
Financing activities	(67,674)	(55,584)	(218,275)

During 2002 and 2003, RCN’s operations used a significant amount of cash in operating activities ($202.814 million and $170.250 million, respectively) to fund operating losses. In 2004 RCN operating cash flow improved by $122.995 million to ($47.255 million). The improvement in 2004 is largely the direct result of operating efficiencies achieved during the Chapter 11 reorganization, particularly with customer care, network operations and selling, general and administrative expenses.

Cash provided by (used in) investing activities in 2004, 2003 and 2002 was approximately $150.885 million, $194.864 million and $(5.766) million, respectively. In 2004 capital expenditures of approximately $55 million were primarily offset by $120.2 million (net of purchase price and post-closing adjustments) from the sale of Carmel, New York cable system and an approximately $77 million increase in unrestricted investments. The significantly lower levels of expenditures in 2004 reflect the fact that RCN discontinued substantially all of its network buildout activities prior to the commencement of its Chapter 11 proceeding as well as during the balance of the year while RCN operated in Chapter 11. The expenditures during 2003 and 2002 primarily reflect investments in construction and network infrastructure to expand RCN’s network. These amounts were funded in 2003 in part from proceeds from the sale of the central New Jersey system and from RCN’s cash balances. Expenditures during 2002 were funded primarily through RCN’s cash balances.

During 2002 through 2004 RCN made repayments upon its outstanding debt. This resulted in net cash outflow for financing activities in each year.

RCN does not currently hedge its floating rate indebtedness and does not have exposure to derivative instruments.

Based upon the cash on hand at December 31, 2004 of approximately $164 million, RCN believes it has sufficient liquidity to fund operations for the remainder of 2005. RCN currently expects to spend approximately $80 million on capital expenditures during 2005.

Description of Outstanding Debt

As of December 31, 2004, RCN’s total debt was approximately $493.6 million, including $4.021 million of capital leases. The following is a description of the debt and the significant terms contained in the related agreements.

Successor Senior Secured Credit Agreement

The Senior Secured Credit Agreement with Deutsche Bank provides, among other things, for a seven-year, $330.0 million term loan credit facility and a five-year $25.0 million letter of credit facility, subject, in certain instances, to early repayment in whole or in part. RCN used the proceeds from this credit facility to finance, in part, the consummation of the Plan and the fees and expenses relating thereto.

RCN’s obligations under the Senior Secured Credit Agreement are guaranteed by each of its domestic subsidiaries (collectively, the “Guarantors”). As collateral security for RCN’s obligations under the Senior Secured Credit Agreement and the guarantees thereof, RCN and each of the Guarantors has granted to Deutsche Bank, for the benefit of the syndicated Lenders (“First-Lien Lenders”), a first priority lien on substantially all of their tangible and intangible assets, including, without limitation, pledges of their equity ownership in the domestic subsidiaries.

Successor Convertible Notes

On the Effective Date, RCN issued $125 million aggregate principal amount of 7.375% convertible second lien notes due 2012, which are convertible into shares of RCN common stock. The Convertible Notes are governed by the indenture between RCN and HSBC Bank USA as Indenture Trustee, dated December 21, 2004.

The Convertible Notes mature on June 21, 2012, subject, in certain instances, to earlier repayment in whole or in part. RCN used the proceeds from the Convertible Notes to finance, in part, the consummation of the Plan and the payment of the fees and expenses relating thereto. The Convertible Notes are guaranteed totally and unconditionally, jointly and severally, by all subsidiaries and the obligations under such guarantee, together with RCN’s obligations under the Convertible Notes, are secured by a second priority lien on substantially the same assets which secure the Senior Secured Credit Agreement with Deutsche Bank.

Successor Evergreen Facility

On the Effective Date, RCN amended and restated its Evergreen Credit Agreement by entering into an Amended and Restated Term Loan and Credit Agreement (the “Amended Evergreen Credit Agreement”) with HSBC Bank USA, National Association, as agent and collateral agent (in such capacities, the “Agent”) and certain financial institutions parties thereto, as lenders (the “Third-Lien Lenders”).

The Amended Evergreen Credit Agreement provides, among other things, for a seven and three-quarter year, approximately $34.547 million term loan credit facility, subject, in certain instances, to early repayment in whole or in part.

As collateral security for RCN’s obligations under the Amended Evergreen Credit Agreement, RCN has granted to the Agent, for the benefit of the Third-Lien Lenders, a third priority lien on substantially all of RCN’s tangible and intangible assets, including, without limitation, pledges of its equity ownership in domestic subsidiaries. The Amended Evergreen Credit Agreement is not guaranteed by any of RCN’s subsidiaries.

In addition, RCN and HSBC Bank USA, as Indenture Trustee of the Convertible Notes and as Collateral Agent for the Amended Evergreen Credit Agreement, executed an Intercreditor Agreement ordering the priority of the liens of the various lenders.

In connection with its Plan, the Predecessor included financial information in its Disclosure Statement to its creditors and shareholders to assist them in their evaluation of the Plan. As indicated in the Disclosure Statement, the pro forma financial information was not prepared in accordance with generally accepted accounting principles (“GAAP”). In addition, immediately following its emergence from Chapter 11 of the Bankruptcy Code, RCN acquired the remaining 50% interest of Starpower that was previously owned by its joint venture partner, Pepco. This transaction was not contemplated by the pro forma non-GAAP financial information included in the Predecessor’s Disclosure Statement. As such the Successor’s results prepared in accordance with GAAP are not directly comparable to the Predecessor’s Disclosure Statement. Accordingly, you should not rely on any of the projections provided in the Disclosure Statement.

Contractual Cash Commitments

The following table summarizes RCN’s contractual cash commitments at December 31, 2004 (all amounts in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations

Senior Secured Credit Agreement	$330,000	$3,300	$6,600	$6,600	$313,500
Convertible Notes	125,000	—	—	—	125,000
Evergreen Facility	34,547	—	—	—	34,547
Capital leases	4,021	558	508	321	2,634
Operating leases	149,529	20,855	40,833	37,633	50,208
Programming Commitments	1,683	443	833	427	—

Total Contractual Obligations	$644,780	$25,156	$48,774	$44,981	$525,889

		Less than 1 year	1-3 years	4-5 years	After 5 years
Other Commercial Commitments

Letters of Credit—Collateralized by L/C Facility	$19,815	$—	$—	$—	$19,815
Letters of Credit—Collateralized by Restricted Cash	10,162	—	1,214	60	8,888

Total Contractual Obligations	$29,977	$—	$1,214	$60	$28,703

Off-balance Sheet Arrangements

RCN has approximately $30 million of letters of credit as of December 31, 2004 relating to its workmen’s compensation and employee liability insurance policies, real estate lease obligations and license and permit obligations to governmental agencies. Approximately $10.2 million of these requirements are collateralized with restricted cash as reflected in RCN’s Consolidated Financial Statements.

From time to time, RCN and certain of its wholly-owned subsidiaries may enter into guarantees on behalf of other wholly-owned subsidiaries.

Recently Issued Accounting Pronouncements

See Note 4, “Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements for a full description of recently issued accounting pronouncements including the date of adoption and effects on results of operations and financial condition.

Inflation

RCN does not believe that RCN’s business is impacted by inflation to a significantly different extent than the general economy in the United States and Mexico.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business RCN is exposed to market risk arising from changes in interest rates that could impact cash flows and earnings. RCN also is exposed to exchange rate risk relative to its equity ownership in Megacable, a Mexican operation subject to Dollar/Peso translation adjustments.

Interest Rate Risk

As at December 31, 2004, RCN was subject to interest rate fluctuations as a portion of its indebtedness was variable in rate based on being subject to change in interest rates. The term loan bears interest at the Administrative Agent’s prime lending rate plus an applicable margin or at the Eurodollar rate plus an applicable margin, at the election of RCN. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for information on RCN’s indebtedness.

At December 31, 2004 the interest rate for the Senior Secured Credit Agreement approximated LIBOR plus 4.5%. The annual change in RCN’s pro forma interest expense based on the interest rate and the floating rate debt outstanding at December 31, 2004 would be $2.363 million. Approximately 33.1% of RCN’s debt at December 31, 2004 is fixed in interest rate.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RCN’s Consolidated Financial Statements, the related notes and the reports of the independent auditors are included in this Annual Report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 29, 2004, the audit committee of Old RCN’s board of directors engaged Friedman LLP as RCN’s new independent registered public accounting firm, and dismissed PricewaterhouseCoopers LLP (“PwC”) as its independent registered public accounting firm. On November 22, 2004, PwC was verbally informed of RCN’s intention to replace PwC. On November 29, 2004, RCN communicated in writing the decision of the audit committee of Old RCN’s board of directors to dismiss PwC effective on November 29, 2004.

The report of PwC on RCN’s financial statements as of and for the fiscal year ended December 31, 2002 did not contain an adverse opinion or a disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principles. The report of PwC on RCN’s financial statements as of and for the fiscal year ended December 31, 2003 contained an explanatory paragraph discussing significant doubt about RCN’s ability to continue as a going concern. Such 2003 report did not contain any other indications of an adverse opinion or disclaimer of opinion, and was not further qualified or modified as to uncertainty, audit scope or accounting principle.

During the fiscal years ended December 31, 2003 and 2002, and through November 29, 2004, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which disagreements, if not resolved to PwC’s satisfaction, would have caused PwC to make reference thereto in their reports on RCN’s consolidated financial statements for such fiscal years.

During the fiscal years ended December 31, 2004, 2003 and 2002, except as noted in the next two sentences, there had been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)). In conjunction with the testing of internal controls, RCN identified material weaknesses involving (1) the lease accounting process and (2) the general ledger account reconciliation process. Management also concluded that RCN’s disclosure controls and procedures were not effective as of December 31, 2004 because of RCN’s inability to obtain timely information about its approximately 49% ownership interest in Megacable, as well as the material weaknesses in internal control noted above. See “Controls and Procedures” below for further discussion of these deficiencies.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

RCN maintains disclosure controls and procedures that are intended to ensure that information required to be disclosed in RCN’s reports filed or submitted pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to RCN’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. RCN’s management, including the chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of RCN’s disclosure controls and procedures (as defined in the Exchange Act Rule 13 (a)-15 (e)) as of December 31, 2004. Based upon the evaluation, the chief executive officer and the chief financial officer concluded that RCN’s disclosure controls and procedures were not effective as of December 31, 2004 because of (1) the failure to obtain timely information about its 48.93% ownership interest in Megacable, and (2) the material weakness in internal control over financial reporting described below under “Management’s Report On Internal Control Over Financial Reporting.”

RCN accounts for its investment in Megacable on the equity method. As previously disclosed in RCN’s 10-Q for the period ending September 30, 2004, RCN identified a material weakness in its disclosure controls due to its failure to obtain timely financial and other information from Megacable. The agreements governing RCN’s investment in Megacable provide for the delivery of audited financial statements of Megacable within 60 days of the end of Megacable’s fiscal year, which ends on December 31. RCN has not yet obtained audited financial information for the year ended December 31, 2004 with respect to Megacable. RCN is actively taking steps to obtain Megacable’s financial statements for 2004 as soon as possible and to ensure timely receipt of Megacable’s quarterly and annual financial statements in the future. These steps have included meeting with representatives of Megacable, formally requesting the information and appointing new representatives of RCN to fill vacancies on the Megacable board of directors and management committee that RCN has a contractual right to designate. However, the absence of the audited financial statements for Megacable results in the inability to record the results of operations of Megacable in a timely manner in the RCN financial statements.

Management’s Report On Internal Control Over Financial Reporting

RCN’s management is responsible for establishing and maintaining effective internal control over financial reporting, as that term is defined in Rule 13 (a)-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of RCN’s financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of RCN; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles, and that receipts and expenditures of RCN are being made only in accordance with authorizations of management and directors of RCN; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of RCN’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

In reliance on the guidance set forth in interpretive releases issued by the staff of the SEC’s Office of the Chief Accountant and the Division of Corporation Finance, RCN’s management determined that it would be appropriate to exclude Starpower from the scope of its assessment of internal control over financial reporting as of December 31, 2004. The reason for its exclusion is that prior to the purchase on December 21, 2004 of the remaining 50% interest in Starpower from Pepco, RCN’s joint venture partner, RCN did not consolidate Starpower and it was not possible for RCN’s management to conduct an assessment of Starpower’s internal control over financial reporting in the period between December 21, 2004, the date of RCN’s purchase of the Starpower interest, and the date of management’s assessment of its internal controls. The unaudited total assets of Starpower as of December 31, 2004 were approximately $125.4 million (See Note 7 of RCN’s Consolidated Financial Statements).

As defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In conjunction with the testing of internal controls, RCN identified material weaknesses in the quarterly or annual financial closing processes involving (1) the lease accounting process and (2) the general ledger account reconciliation process, as further described below.

Under the supervision and with the participation of RCN’s senior management, including RCN’s chief executive officer and chief financial officer, RCN conducted a review, evaluation and assessment of the design and effectiveness of its internal control over financial reporting as of December 31, 2004, based upon the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on their assessment, as a result of the material weakness in the quarterly or annual financial closing process, RCN’s management concluded that as of December 31, 2004, RCN’s internal control over financial reporting was not effective.

Friedman LLP, RCN’s independent registered public accounting firm, has issued an audit report on management’s assessment of RCN’s internal control over financial reporting, which is included herein. See “Report of Independent Registered Public Accounting Firm” on page F-2.

Description and Remediation of Material Weaknesses

Lease Accounting.    RCN’s management has identified a material control weakness in the quarterly and annual financial closing process. RCN accounted for leases on a cash basis when generally accepted accounting principles, in accordance with FAS 13, calls for certain future, escalated rents and free rent periods to be straightlined and amortized in the calculation of current rent costs. The correcting accrual of $6.450 million for all periods prior to the period ending December 20, 2004 was recorded in the fourth quarter of 2004. The impact of the lease accounting errors for prior year periods was determined by RCN’s management and the audit committee of RCN’s board of directors, to be immaterial. Because their discovery did not occur as part of RCN’s routine quarterly closing process, RCN has concluded that this is a material weakness in the closing process.

General Ledger Reconciliation.    RCN’s management has identified that general ledger account balances, including cash and clearing accounts, are not always timely and accurately reconciled to supporting documentation. The dollar amounts involved and the volume of transactions involved in the accounts result in the potential for misstatements that is more than remote. In management’s opinion, these weaknesses principally relate to inadequacies both with respect to the staffing in key accounting functions and the processes followed by accounting department staff and supervisors during the quarterly and annual closing process. RCN’s management is in the process of taking steps to remediate these material weaknesses. The remediation plans include hiring additional accounting resources and having the internal audit group more frequently audit general ledger account reconciliations. As part of their audit work, the internal audit function will recommend specific improvements as necessary.

Other Internal Control Deficiencies

Following the emergence from the Chapter 11 bankruptcy reorganization, RCN’s board of directors was entirely reconstituted and a new audit committee was formed. The audit committee directed management and RCN’s internal auditors to undertake a new and comprehensive review of RCN’s internal controls and financial reporting processes and procedures. This work was carried out by RCN’s internal auditors (who are currently outside consultants and contractors engaged by RCN to provide the internal audit function), under the direction of RCN’s management.

As a result of the review described above, in addition to the material weaknesses identified above under “Management’s Report on Internal Controls Over Financial Reporting,” the internal auditors identified a number of items that were assessed to be internal control deficiencies, but which, individually and in the aggregate, did not give rise to a material weakness in internal controls over financial reporting. This assessment is based on the determination that the likelihood that the identified deficiency would result in a material misstatement of the financial statements is remote, due to either the amounts involved or the presence of compensating controls. The items identified are associated with a number of different internal operating and functional areas of the company and include both deficiencies in operating methods (which are failures to operate in compliance with established controls) and deficiencies in the design of controls. Even though these deficiencies are not judged to be material weaknesses, the Company considers them to be significant and intends to address the identified deficiencies. There is no assurance that the identified deficiencies can be remedied in the near term and the costs associated with remediation of these deficiencies could be material.

Changes in Internal Control Over Financial Reporting

Except as required in connection with RCN’s business combination with Starpower and the application of “fresh start” accounting (for the Successor), there were no changes in RCN’s internal control over financial reporting during the fourth quarter period ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, RCN’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On May 6, 2005, RCN entered into (1) an employment agreement with Peter D. Aquino to serve as RCN’s President and Chief Executive Officer and (2) an employment agreement with James Mooney to serve as Chairman of RCN’s board of directors. See “Executive Compensation—Executive Officers’ Employment Agreements” for a summary of these agreements. These agreements are filed as Exhibits 10.9 and 10.10 to this Annual Report.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

RCN Directors

Name of Director	Age		Director Since	Term Expiring In
James F. Mooney Chairman	50	Chairman of RCN since December 2004. Mr. Mooney also serves as Chairman of NTL, Incorporated (“NTL”), a provider of bundled telecommunications services, including voice, video, and data services, in the United Kingdom and the Republic of Ireland. Prior to joining NTL in February 2003, Mr. Mooney was Executive Vice President and Chief Operating Officer of Nextel Communications Inc. from February 2001 to September 2002. Before Nextel, from January 2000 to January 2001, he was Chief Executive Officer and Chief Operating Officer of Tradeout Inc., an asset management firm jointly owned by GE Capital Corp., eBay Inc. and funds managed by Benchmark Capital. From April 1999 to January 2000, he was the Chief Financial Officer at Baan Company, a business management software provider that had dual headquarters in Amsterdam and Virginia. From 1980 to March 1999, Mr. Mooney held a number of positions with IBM, including his last position as Chief Financial Officer of the Americas. Mr. Mooney is a director of Sirius Satellite Radio and NTL.	2004	2005

Peter D. Aquino	44	President and Chief Executive Officer of RCN since December 2004. Prior to joining RCN, Mr. Aquino served as a Senior Managing Director of Capital & Technology Advisors LLC (“CTA”), a telecom restructuring firm, from 2001 through 2004. From January, 1995 to February, 2002, Mr. Aquino served as Chief Operating Officer for Veninfotel, LLC during which time he helped design, build, and operate a “triple play” integrated broadband company in Venezuela. Prior to 1995, Mr. Aquino spent thirteen years with Bell Atlantic (now Verizon) in various positions, including finance, regulatory, and corporate development. Mr. Aquino currently serves as a Director of iBasis, Inc. Mr. Aquino earned his MBA at George Washington University in Washington, D.C.	2004	2005

Benjamin C. Duster IV	44	A graduate of Yale College, Harvard Business School and Harvard Law School, is a partner at Masson & Company, LLC, an interim and crisis management and financial restructuring firm and has extensive experience in turnaround management and restructuring. Mr. Duster currently serves on the boards of Algoma Steel, Inc. as Chairman, Neenah Foundry Company as a Board member and River Cities Capital Fund as an Advisory Board member. From 1997 to 2001, Mr. Duster was a Managing Director at Wachovia Securities where he headed the Mergers & Acquisitions advisory business focusing on	2004	2005

Name of Director	Age		Director Since	Term Expiring In
		middle market companies. From 1980 to 1997 Mr. Duster was at Salomon Brothers Inc. where his positions included associate in Salomon’s proprietary Venture Capital Group and later, a Vice President in the Mergers & Acquisitions Group specializing in bankruptcy reorganizations, financial restructurings and acquisitions of distressed companies.

Lee S. Hillman	49	A graduate of the Wharton School of Finance of the University of Pennsylvania and the Graduate School of Business of the University of Chicago. Mr. Hillman is a former partner at Ernst & Young. From 1991 to 1996, Mr. Hillman was Chief Financial Officer of Bally Entertainment Corporation, a publicly-traded diversified operator of hotels, casino resorts and other leisure properties, and from 1996 to 2002 he served as Chief Executive Officer, President and a director (and from 2000 to 2002 Chairman of the Board), of Bally Total Fitness Holding Corporation, a publicly-traded owner and operator of health and fitness clubs. Mr. Hillman has served as President of Liberation Investment Advisory Group and Liberation Management Services since 2003 and is currently a private investor and provides management consulting services to private equity funds and growth stage businesses. Mr. Hillman serves as a Director of Wyndham International, Inc. and Lawson Products Inc.	2004	2005

Michael E. Katzenstein	45	A graduate of the State University of New York at Binghamton and Boston University School of Law. Mr. Katzenstein began his career as a corporate attorney at Kronish, Lieb, Weiner and Hellman LLP and was elected to partnership in 1993. In 1995 Mr. Katzenstein left private practice and became Vice President, Secretary and General Counsel of OpTel, Inc., a provider of integrated cable television, local and long distance telephone, and high-speed Internet services to the U.S. residential marketplace. He became President and CEO of OpTel in 1999 and led the company through a Chapter 11 restructuring that was completed in 2001. Mr. Katzenstein then became a founding partner of CXO, L.L.C., a restructuring, crisis and turnaround management firm with national and international experience and practice concentrations in telecom, technology and media. He is also a director and interim Chief Operating Officer of Global Photon Systems Inc. and Global West Networks Inc., private companies, as part of CXO’s engagement as turnaround manager of those companies. Mr. Katzenstein also serves as Vice President of Pacific Crossing, Ltd. and PC Landing Corporation as a function of CXO’s engagement as turnaround manager of those debtors.	2004	2005

Name of Director	Age		Director Since	Term Expiring In

Theodore H. Schell	60	A graduate of Johns Hopkins University and the Johns Hopkins School of Advanced International Studies. Mr. Schell served for 11 years as Senior Vice President of Strategy and Corporate Development and as a member of the Management Committee at Sprint Corporation. Before joining Sprint, Mr. Schell was the founder, President and CEO of Realcom Communications Corporation, an integrated provider of voice and data services to corporate clients. Mr. Schell is currently a Managing Director at Liberty Associated Partners LLP, prior to which he was a General Partner at Apax Partners where he oversaw U.S. investments in telecommunications and related technology companies. He serves as a Director of Time Warner Telecom, Inc., and as a senior advisor to national and international cable television and telecommunications companies.	2004	2005

Daniel Tseung	34	Currently serves as an Investment Advisor to the Sun Hung Kai Properties Group, a large Asian conglomerate, as well as Director of Investments for SUNeVision Holdings Limited, an Asian Internet infrastructure and services provider. Mr. Tseung was previously a Director in the Technology & Communications Group of GE Equity, the private equity arm of GE Capital. He currently serves as a Board Director for Chinacast, Cellon, Legend Silicon, and IP Dynamics and as a Board Observer for eAccess.	2004	2005

RCN Executive Officers

James F. Mooney, 50, serves as Chairman. See the above table for Mr. Mooney’s biographical data.

Peter D. Aquino, 44, serves as President and Chief Executive Officer. See the above table for Mr. Aquino’s biographical data.

Stephen A. Bogiages, Esq., 45, serves as Senior Vice President, General Counsel and Corporate Secretary. Mr. Bogiages comes to RCN with over 20 years of experience working with telecom and other technology companies. Prior to joining RCN in April 2005, Mr. Bogiages was Vice President, General Counsel and Corporate Secretary to Neon Communications, Inc. from February 2000 through April 2003 and Corporate Secretary until joining RCN. From 1981 to 2000 he held various positions in both large and small organizations such as Stone & Webster Engineering, Raytheon, Computervision and Harvard University. Mr. Bogiages is admitted to practice in Massachusetts, and before the U.S. District Court, District of Massachusetts, Court of Appeals for the First Circuit, District of Columbia, and the United States Supreme Court. He holds four university degrees in the areas of Engineering, Business, Education and Law. He has also completed senior management programs at Harvard Law School, Harvard Business School, and Massachusetts Institute of Technology (MIT).

Timothy Dunne, 40, serves as Executive Vice President and Chief Technology Officer. Prior to joining RCN in March 2005, Mr. Dunne was Vice President, Digital Media & Business Development for Nextel Communications. Previously, Mr. Dunne ran information technology development, operations and production support for all of Nextel’s Web services. Prior to joining Nextel in September, 2000, Mr. Dunne was the Chief Operating Officer and Vice President of Marketing for a start-up CLEC that was funded by Verizon Communications. Mr. Dunne also held various executive positions during his 14 years at Verizon/Bell Atlantic where he was instrumental in launching many of their Internet initiatives. Mr. Dunne is a graduate of Harvard University’s Graduate School of Business Administration. He also holds a Bachelor of Science in computer science from the University of Maryland.

Patrick T. Hogan, 37, serves as Executive Vice President and Chief Financial Officer. Mr. Hogan joined RCN with more than 15 years of financial experience, as Senior Vice President of Finance in April 2003. He was promoted to Executive Vice President of Finance in November 2003 and promoted again to his current position in 2004. Prior to joining RCN, Mr. Hogan served from 2001 to 2003 as Vice President of Finance and Capital Markets at Vornado. While working for Vornado, he also served as Chief Financial Officer of two affiliated entities, Vornado Operating Company and Alexander’s Inc. From 1998 to 2001, Mr. Hogan served as Chief Financial Officer and Treasurer of Correctional Properties Trust, an organization he helped form and lead through an initial public offering. From 1994 through 1996, Mr. Hogan served for a Commissioner at the Federal Communications Commission, managing industry issues in development of the 1996 Telecommunications Act. Prior thereto, he managed corporate treasury activities at Telephone and Data Systems, Inc. An attorney and CPA, Mr. Hogan previously worked in public accounting with Coopers & Lybrand (now PricewaterhouseCoopers).

Other Significant Employees

Joseph Sorresso, 45, serves as Senior Vice President, Network Operations. Mr. Soresso joined RCN in January of 2005. Prior to joining RCN, he served in various positions at MCI, most recently as an executive staff member. Prior to joining MCI, Mr. Soresso held various positions in senior and executive level management in Bell Atlantic/Verizon. He graduated Summa Cum Laude from Pennsylvania State University with a Master of Arts in Economics and received a Bachelor of Art’s degree in Economics.

Richard Ramlall, 49, serves as Senior Vice President Strategic and External Affairs and is responsible for Regulatory Affairs, Investor Relations, Public Relations, External Affairs and Strategic Issues. Prior to joining RCN in March 2005, Mr. Ramlall served as Senior Managing Director and Executive Vice President of Spencer Trask Media and Communications Group, LLC (a division of New York based venture capital firm Spencer

Trask & Company) based in Reston, Virginia, from June 1999 to March 2005. From March 1997 to June 1999, Mr. Ramlall served as Vice President and Managing Director for Strategy, Marketing and International Government Affairs for Bechtel Telecommunications. Prior to that, Mr. Ramlall was Executive Director for International Business Affairs for Bell Atlantic International and spent over 18 years at Bell Atlantic. In 1990, Mr. Ramlall was selected to serve a one year appointment under the Presidential Exchange Executive Program of the White House. Mr. Ramlall holds a Bachelor of Science in Business Administration and an MGA (Technology Management) from the University of Maryland.

Financial Expert for Audit Committee

The board of directors has determined that Mr. Benjamin C. Duster IV is an “audit committee financial expert,” as defined under SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

SEC rules require RCN to disclose late filings of stock transaction reports by its executive officers and directors. Based solely on a review of reports filed by RCN on these individuals’ behalf all Section 16(a) filing requirements have been met during 2004.

RCN’s is board of directors approved a revised Code of Business Conduct on April 7, 2005. The Code of Business Conduct is available on RCN’s web site http://www.rcn.com/company/pdfs/codeofconduct.pdf. If RCN makes any substantive amendments to the Code of Business Conduct or grants to any of its executive officers or members of the board of directors any waiver, including any implicit waiver, from any of its provisions, RCN will disclose the nature of such amendment or waiver on its website or in a report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to or earned by RCN’s chief executive officer and RCN’s four most highly compensated executive officers during each of RCN’s last three fiscal years.

	Annual Compensation					Long Term Compensation Awards
Name and Position	Year	Salary	Bonus	Severance		Bonus		Restricted Stock Awards		Securities Underlying Options	All Other Compensation(5)
Peter D. Aquino(1) President and Chief Executive Officer	2004	—	—	—		—		—		—	—

Patrick T. Hogan Executive Vice President and CFO	2004	$245,192	$20,000	—		$192,000		—		—	$4,480

David C. McCourt(2) Former Chairman and Chief Executive Officer	2004 2003 2002	$548,077 403,846 500,000	— — —	$500,000 — —	(3)	$450,000 2,200,000 —	(4) (4)	— — 290,000	(6) (7)	— — —	$7,897 39,951 57,420

Michael Angi(8) Former Senior Vice President of Operations	2004	$179,654		$239,980	(9)	$144,000		—		—	$27,830

Deborah Royster(10) Former Senior Vice President, General Counsel and Corporate Secretary	2004	$217,903	$70,791	—		$212,000				—	$55,919

William Terrell Wingfield, Jr.(11) Former Senior Vice President Legal Affairs	2004	$136,298		$112,500		$135,000		—		—	$16,982

(1)	Mr. Aquino was appointed Chief Executive Officer and President on December 21, 2004, following RCN’s emergence from bankruptcy. Mr. Aquino had no compensation in 2004 as an employee of RCN. During the period from November, 2003 to August, 2004, Mr. Aquino was employed by Capital and Technology Advisors (“CTA”) and, in such capacity, served as a consultant to RCN. From August, 2004 until December 21, 2004, Mr. Aquino was employed by PDA Group, LLC (“PDA”) and in such capacity served as a consultant to RCN. See “Certain Relationships and Related Transactions.”

(2)	Mr. McCourt resigned as Chairman and Chief Executive Officer effective upon RCN’s emergence from bankruptcy.
(3)	For 2004, represents severance payments to which Mr. McCourt became entitled in accordance with the terms of his separation from RCN. These amounts are being paid in installments over the one year period ending in December 2005. For 2003, represents $2,000,000 paid under the RCN 2001 Chairman Performance and Retention Plan and $200,000 paid under the RCN 2002 short term incentive plan.
(4)	Represents payments made to Mr. McCourt under the RCN Key Employee Retention Program (the “KERP”).
(5)	Amounts represent, (a) for Mr. Hogan, $4,200 for matching contributions made by RCN to the RCN 401(k) Plan and $282 for life insurance paid for by RCN; (b) for Mr. McCourt, in 2004, $7,404 for matching contributions made by RCN to the RCN 401(k) Plan and $493 for life insurance paid for by RCN, in 2003, $32,959 for RCN provided transportation, $6,668 for matching contributions made by RCN to the RCN 401(k) Plan and $324 for life insurance paid for by RCN and, in 2002 $50,038 for RCN provided transportation, $7,000 for matching contributions made by RCN to the RCN 401(k) Plan and $328 for life insurance paid by RCN; (c) for Mr. Angi, $20,786 in reimbursement of relocation costs, $6,228 for matching contributions made by RCN to the RCN 401(k) Plan and $756 for life insurance paid for by RCN; (d) for Ms. Royster, $49,221 in reimbursement of relocation costs, $6,265 for matching contributions made by RCN to the RCN 401(k) Plan and $433 for life insurance paid for by RCN; and (e) for Mr. Wingfield, $16,252 in reimbursement of relocation costs and $730 for life insurance paid for by RCN.
(6)	Does not include out-performance stock options (“OSOs”) for 500,000 shares of Old Common Stock granted to Mr. McCourt on January 31, 2003 which were cancelled pursuant to the Chapter 11 reorganization.
(7)	Includes the amount of deferred compensation contributed by Mr. McCourt to purchase share units pursuant to the Executive Stock Purchase Plan (the “ESSP”) together with matching contributions by RCN.
(8)	Mr. Angi served as Senior Vice President of Operations until September 3, 2004.
(9)	Represents severance payments to which Mr. Angi became entitled in accordance with the terms of his separation from RCN. These amounts are being paid in installments over the one year period ending in September 2005.
(10)	Ms. Royster served as Senior Vice President, General Counsel and Secretary until February 18, 2005.
(11)	Mr. Wingfield served as Senior Vice President Legal Affairs until July 1, 2004.

Compensation earned in 2004 reflects inclusion of 2004 compensation accrual not yet paid in cash.

Executive Officers’ Employment Agreements

RCN entered into two material agreements in May 2005.

On May 6, 2005, RCN Corporation (“RCN”) entered into an employment agreement with Peter D. Aquino (the “Aquino Employment Agreement”), pursuant to which Peter D. Aquino will serve as President and Chief Executive Officer of RCN effective as of December 21, 2004. The following summary is qualified in its entirety by reference to the text of the Aquino Employment Agreement, a copy of which is filed as Exhibit 10.9 to this Annual Report. The Aquino Employment Agreement is for a term expiring December 21, 2007, subject to an automatic one year extension if neither RCN nor Mr. Aquino gives notice to the other of an intention not to renew the Aquino Employment Agreement no later than 30 days before the scheduled expiration date. Mr. Aquino will receive a base salary of $540,000 per year, which may be increased, but not decreased, by RCN’s board of directors, in the board’s sole and absolute discretion. Mr. Aquino will be entitled to an annual bonus in an amount determined by the compensation committee of the board based on the achievement of performance goals established by the compensation committee for each calendar year, with a target annual bonus equal to 50% of base salary. The board, based upon the recommendation of the compensation committee, may, in its discretion, pay Mr. Aquino a bonus in addition to or in excess of, the aforementioned bonus.

Mr. Aquino will be entitled to participate in the employee benefit plans, policies, programs, perquisites and arrangements that are provided generally to similarly situated employees of RCN to the extent he meets the eligibility requirements for any such plan, policy, program, perquisite or arrangement. RCN will pay or reimburse Mr. Aquino for all reasonable travel, entertainment and other business expenses incurred in carrying out his duties, services and responsibilities.

Under the Aquino Employment Agreement, if Mr. Aquino’s employment is terminated by RCN without Cause (as defined in the agreement) or by Mr. Aquino for Good Reason (as defined in the agreement) or by Mr. Aquino immediately after the expiration of the Aquino Employment Agreement due to RCN’s provision of a Non-Renewal Notice (as defined the agreement), (i) Mr. Aquino shall vest in the portion of the Restricted Stock Award or Option Award, if any, that were otherwise scheduled to vest during the 12-month period following his Date of Termination (with the vested portion of the Option Award remaining exercisable for the shorter of the one year period following the his Date of Termination and the remainder of the original term), (ii) RCN shall pay Mr. Aquino the Severance Payments and (iii) RCN shall provide Mr. Aquino with continued medical coverage at active-employee rates for two years or, if earlier, until he receives subsequent employer-provided coverage.

The Aquino Employment Agreement contains customary confidentiality, non-competition, non-solicitation and indemnification provisions.

On May 6, 2005, RCN entered into an employment agreement with James Mooney (the “Mooney Employment Agreement”), pursuant to which James Mooney will serve as Chairman of RCN’s board, effective as of December 21, 2004. The following summary is qualified in its entirety by reference to the text of the Mooney Employment Agreement, a copy of which is filed as Exhibit 10.10 to this Annual Report. The Mooney Employment Agreement is for a term expiring December 21, 2007, subject to an automatic one year extension if neither RCN nor Mr. Mooney gives notice to the other of an intention not to renew the Mooney Employment Agreement no later than 30 days before the scheduled expiration date. Mr. Mooney will receive a base salary of $540,000 per year, which may be increased, but not decreased, by the board, in the board’s sole and absolute discretion. Mr. Mooney will be entitled to an annual bonus in an amount determined by the compensation committee of the board based on the achievement of performance goals established by the compensation committee for each calendar year, with a target annual bonus equal to 50% of base salary. The board, based upon the recommendation of the compensation committee, may, in its discretion, pay Mr. Mooney a bonus in addition to or in excess of, the aforementioned bonus.

Mr. Mooney will be entitled to participate in the employee benefit plans, policies, programs, perquisites and arrangements that are provided generally to similarly situated employees of RCN to the extent he meets the eligibility requirements for any such plan, policy, program, perquisite or arrangement. RCN will pay or reimburse Mr. Mooney for all reasonable travel, entertainment and other business expenses incurred in carrying out his duties, services and responsibilities.

Under the Mooney Employment Agreement, if Mr. Mooney’s employment is terminated by RCN without Cause (as defined in the agreement) or by Mr. Mooney for Good Reason (as defined in the agreement) or by Mr. Mooney immediately after the expiration of the Mooney Employment Agreement due to RCN’s provision of a Non-Renewal Notice (as defined the agreement), (i) Mr. Mooney shall vest in the portion of the Restricted Stock Award or Option Award, if any, that were otherwise scheduled to vest during the 12-month period following his Date of Termination (with the vested portion of the Option Award remaining exercisable for the shorter of the one year period following the his Date of Termination and the remainder of the original term), (ii) RCN shall pay Mr. Mooney the Severance Payments and (iii) RCN shall provide Mr. Mooney with continued medical coverage at active-employee rates for two years or, if earlier, until he receives subsequent employer-provided coverage.

The Mooney Employment Agreement contains customary confidentiality, non-competition, non-solicitation and indemnification provisions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Set forth in the table below is information as of April 29, 2005 with respect to the number of shares of Reorganized RCN’s common stock beneficially owned by: (1) each person or entity known by RCN to own more than 5% of the common stock; (2) each Director of RCN; (3) each of the named executive officers of RCN, below; and (4) all directors and executive officers as a group. To RCN’s knowledge, unless otherwise indicated, each person or entity has voting and investment power with respect to the shares set forth opposite the person’s or entity’s name.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percent of Shares (%)(2)
James F. Mooney	46,900		*
Peter D. Aquino	—		—
Benjamin C. Duster IV	1,600		*
Lee S. Hillman	2,000		*
Michael E. Katzenstein	—		—
Theodore H. Schell	—		—
Daniel Tseung	—		—
Patrick T. Hogan	—		—
Directors and named executive officers as a group (8 persons)	50,500	(3)	*

The Altar Rock Fund LP, Tudor Proprietary Trading LLC, Tudor Investment Corporation, Paul Tudor Jones, II, The Tudor BVI Global Portfolio LTD and The Raptor Global Portfolio LTD	7,006,206	(4)	19.02%
JGD Management Corp., York Investment Limited, York Capital Management, L.P., York Select, L.P., York Select Unit Trust, York Credit Opportunities Fund, L.P., York Global Value Partners, L.P.	5,794,282	(5)	16.03%
Jana Partners LLC	2,892,449	(6)	8.03%

*	Less than 1%.
(1)	Represents shares of RCN’s common stock held and/or options held by such individuals that were exercisable at the date specified above or within 60 days thereafter. Except as otherwise indicated and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all of their shares of RCN’s common stock. Applicable percentages are based on 36,020,850 shares outstanding on April 29, 2005 adjusted as required by rules promulgated by the SEC.
(2)	Except as otherwise indicated, for each person and group indicated in this table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of 36,020,850 shares outstanding as of April 29, 2005 plus the number of shares of Reorganized RCN’s common stock that such person or group had the right to acquire within 60 days after April 29, 2005.
(3)	None of the directors or named executive officers have been awarded any stock options as of April 29, 2005.
(4)

Based on information provided in the Schedule 13D filed by the reporting persons on December 21, 2004 (the “Tudor 13D”). As a result of RCN’s Chapter 11 reorganization, The Tudor BVI Global Portfolio (“BVI”), Tudor Proprietary Trading LLC (“TPT”), The Raptor Global Portfolio Ltd (“Raptor”) and The Altar Rock Fund LP (“Altar Rock”) received shares of Reorganized RCN’s common stock. In connection with the reorganization, BVI, TPT, Raptor and Altar Rock also purchased Convertible Notes of Reorganized RCN. As of December 21, 2004, BVI owned 1,147,980 shares of Reorganized RCN’s common stock, TPT owned 615,041 shares of Reorganized RCN’s common stock, Raptor owned 5,186,464 shares of Reorganized RCN’s common stock and Altar Rock owned 56,721 shares of Reorganized RCN’s common stock. These ownership amounts include the shares of Reorganized RCN’s common stock that these shareholders would have received as of December 21, 2004 upon conversion of the Convertible Notes they held at such time. In addition, each of BVI, TPT, Raptor and Altar Rock may ultimately receive additional shares of Reorganized RCN’s common stock that have been placed in reserve pending resolution of certain pending claims under the Chapter 11 proceedings (the “Claims Reserve”). According to the Tudor 13D, if the pending claims were resolved without any distribution of shares from the Claims Reserve and the shares held in the Claims Reserve as of December 21, 2004 had been fully released and distributed in accordance with the Plan, BVI, TPT, Raptor and Altar Rock would have received an additional 795,562 shares in the aggregate. The Claims Reserve shares are not included in the individual ownership amounts listed above or in the aggregate ownership amount listed in the above table. According to the Tudor 13D, Tudor Investment Corporation (“TIC”) is sole general partner of Altar Rock and provides investment advisory services to BVI, Raptor and Altar Rock, and TIC may be deemed to beneficially own the shares of Reorganized RCN’s common stock and Convertible Notes owned by each such reporting person. According to the Tudor 13D, Paul Tudor Jones, II is the controlling shareholder of TIC and the indirect principal equity owner of TPT, and Mr. Jones may be deemed to beneficially own the shares of Reorganized RCN’s common stock and Convertible Notes deemed beneficially owned by each such reporting person. In the Tudor 13-D, each of BVI, TPT, Raptor, Altar Rock, TIC and Mr. Jones expressly declared that the filing of the Tudor 13D should not be construed as an admission that any of them is a beneficial owner of any securities held or beneficially owned by any of the other filing parties. The mailing address for Altar Rock, TPT, TIC and Mr. Jones is c/o Tudor Investment Corporation, 1275 King Street, Greenwich, Connecticut, 06831. The mailing address for Tudor BVI and Raptor is c/o CITCO Fund Services, Kaya Flamboyan 9, Curacao, Netherlands Antilles.

(5)	Based on information provided in the Schedule 13D filed by the reporting persons on January 6, 2005 (the “York 13G”). As a result of RCN’s Chapter 11 reorganization, JGD Management Corp. (“JDG”), York Investment Limited (“York Investment”), York Capital Management, L.P. (“York Capital”), York Select, L.P. (“York Select”), York Select Unit Trust (“York Select Trust “), York Credit Opportunities Fund, L.P. (“York Credit Opportunities”), and York Global Value Partners, L.P. (“York Global Value”) received shares of Reorganized RCN’s common stock. In connection with the reorganization, these shareholders also purchased Convertible Notes of Reorganized RCN. As of January 6, 2005, JDG owned 3,148,936 shares of Reorganized RCN’s common stock, York Investment owned 920,020 shares of Reorganized RCN’s common stock, York Capital owned 267,747 shares of Reorganized RCN’s common stock, York Select owned 496,820 shares of Reorganized RCN’s common stock, York Select Trust owned 333,014 shares of Reorganized RCN’s common stock, York Credit Opportunities owned 543,438 shares of Reorganized RCN’s common stock and York Global Value owned 295,304 shares of Reorganized RCN’s common stock. These individual ownership amounts include (1) a total of 115,537 shares that these shareholders would have received as of January 6, 2005 upon conversion of the Convertible Notes they held at such time and (2) a total of 210,997 shares that these shareholders would have received from the Claims Reserve as of January 6, 2005 if the pending claims were resolved without any distribution of shares from the Claims Reserve and the shares held in the Claims Reserve as of January 6, 2005 were fully released and distributed in accordance with the Plan. However, the aggregate ownership amount for these shareholders as listed in the above table does not include any shares that these shareholders might be entitled to from the Claims Reserve. The mailing address for these shareholders is c/o York Capital Management, 390 Park Avenue, New York, New York 10022.
(6)	Based on information provided in the Schedule 13G filed by the shareholder on January 27, 2005 (the “Jana 13G”). As a result of RCN’s Chapter 11 reorganization, Jana Partners LLC (“Jana”) received shares of Reorganized RCN’s common stock. As of January 7, 2005, Jana owned 2,892,449 shares of Reorganized RCN’s common stock. In connection with the reorganization, Jana purchased Convertible Notes of Reorganized RCN. The Jana 13G does not state whether the share ownership information set forth in the Jana 13G includes (1) any shares into which the Convertible Notes held by Jana are convertible or (2) any additional shares that Jana may ultimately receive from the Claims Reserve. The mailing address for Jana is 201 Post Street, Suite 100, San Francisco, California 94108.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RCN had the following material transactions with related parties during the year. RCN believes all transactions were designed to reflect arrangements that would have been agreed upon by parties negotiating at arm’s length.

In 1997, Starpower and Pepco entered into an agreement for the lease of certain portions of Pepco’s fiber system and under which Pepco provides construction and construction management services to Starpower. The costs of such services provided by RCN and Pepco to Starpower are believed to be equivalent to those that would be obtained from third party contractors. Based on the joint venture approved service agreement, which is renewed annually by Starpower, RCN allocates certain identified expenses incurred to Starpower. These expenses include network cost allocations, customer call center costs, and general administrative costs. These identifiable costs totaled approximately $11.699 million for the year ended December 31, 2004. Based on RCN’s interest in the Starpower joint venture, 50% of these costs are recognized by RCN on the Equity in (loss) of unconsolidated entities line in the Consolidated Statements of Operations. Subsequent to the acquisition, RCN accounted for Starpower as a 100% consolidated subsidiary.

In 2004, RCN paid Level 3 Communications (“Level 3”) approximately $.031 million for network construction and $3.085 million for circuit costs. Level 3 owned approximately 22% of the outstanding shares of Old RCN’s common stock immediately prior to the Effective Date (all such shares were extinguished in the Chapter 11 proceedings). In addition, Old RCN’s former Chairman and CEO served as director on Level 3’s board of directors. In July 2004, Level 3 filed a lawsuit against RCN alleging breach of contract in relation to several participation agreements RCN and Level 3 entered into in 2000. Level 3 claimed RCN owed approximately $1.68 million plus interest under the participation agreements. RCN defended the claim asserting that it opted out of those agreements. In February 2005, RCN and Level 3 executed a settlement agreement pursuant to which RCN paid Level 3 $0.7 million for settlement of the claim in full.

Prior to becoming RCN’s chief executive officer in December 2004, Peter Aquino provided consulting services to RCN through two advisory companies, the terms of which were approved by the Bankruptcy Court. From November 2003 until his resignation in August 2004, Mr. Aquino provided consulting services to RCN on behalf of Capital and Technology Advisors, LLC (“CTA”), the industry and technology advisors to the creditors’ committee in RCN’s Chapter 11 reorganization. As of December 31, 2004, CTA had been paid approximately $3.9 million for such services. In August, 2004, Mr. Aquino, through his company PDA Group, LLC (“PDA”), was retained by RCN to perform consulting services relating to RCN’s market and network operations, customer care and execution of sales and marketing strategies. In December 2004, RCN appointed Mr. Aquino chief executive officer, effectively ending his role as consultant, and becoming an employee of RCN. As an operations consultant under PDA Group, LLC, Mr. Aquino earned $225,000 from August to December, 2004.

ITEM 14.	PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

On November 29, 2004, the audit committee of RCN’s board of directors engaged Friedman LLP as RCN’s new independent public accounting firm, and dismissed PwC as its independent public accounting firm. On November 22, 2004, PwC was verbally informed of RCN’s intention to replace PwC. On November 29, 2004, RCN communicated in writing the decision of the audit committee of RCN’s board of directors to dismiss PwC effective on November 29, 2004.

The following is a summary of the fees incurred by RCN from PwC and Friedman LLP for professional services rendered for the fiscal years ended December 31, 2004 and December 31, 2003:

PricewaterhouseCoopers LLP

Fee Category	2004	2003
	(in thousands of dollars)
Audit Fees(1)	$383	$805
Audit-Related Fees(2)	34	663
Tax Fees(3)	—	27
All Other Fees	—	—

Total Fees	$417	$1,495

Friedman LLP

Fee Category	2004	2003
	(in thousands of dollars)
Audit Fees(4)	$332	$—
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$332	$—

(1)	Audit fees for the years ended December 31, 2004 and 2003, respectively, were for professional services rendered for the audits and interim quarterly reviews of the consolidated financial statements of RCN, other subsidiary audits and assistance with and review of registration statements and periodic SEC filings.
(2)	Audit-related fees for the year ended December 31, 2003 were for audits of RCN’s employee benefit plans, internal controls reviews and advisory work associated with Section 302 and Section 404 of the Sarbanes- Oxley Act and other attestation services. Audit-related fees for the year ended December 31, 2002 were for audits of RCN’s employee benefit plans, carve-out financial statement audits of a subsidiary of RCN and other attestation services.
(3)	Tax fees for the year ended December 31, 2003 were for tax compliance and general tax planning and advice.
(4)	Audit fees for the year ended December 31, 2004.

Audit Committee Pre-approval Policies and Procedures

RCN’s audit committee has adopted a policy requiring the pre-approval of all audit and permissible nonaudit services provided by RCN’s independent public auditors. Under the policy, RCN’s audit committee is to specifically pre-approve any recurring audit and audit-related services to be provided. The committee also may generally pre-approve, up to a specified maximum amount, any nonrecurring audit and audit related services for the following fiscal year. All pre-approved matters must be detailed as to the particular service or category of services to be provided, whether recurring or non-recurring, and reported to the committee at its next scheduled meeting. Permissible non-audit services are to be pre-approved on a case-by-case basis. The committee may delegate its pre-approval authority to any of its members, provided that such member reports all pre-approval decisions to the audit committee at its next scheduled meeting. RCN’s independent public auditors and members of management are required to report periodically to the audit committee the extent of all services provided in accordance with the pre-approval policy, including the amount of fees attributable to such services.

In accordance with Section 10A(i)(2) of the Exchange Act, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, RCN is required to disclose the approval by its audit committee of its board of directors of non-audit services to be performed by Freidman LLP, RCN’s independent auditors. Non-audit services are services other than those provided in connection with an audit or review of the financial statements.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report:

(1)	Financial Statements.

A listing of the financial statements, notes and reports of independent public accountants required by Item 8 begins on page F-1 of this annual report.

(2)	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

(3)	The index to the Exhibits begins on page E-1 of this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2005	RCN Corporation

	By:	/s/ JAMES F. MOONEY
James F. Mooney Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

PRINCIPAL EXECUTIVE OFFICERS:

/S/ JAMES F. MOONEY James F. Mooney	Chairman (Principal Executive Officer)	May 11, 2005

/S/ PETER D. AQUINO Peter D. Aquino	President and Chief Executive Officer (Principal Executive Officer)	May 11, 2005

/S/ PATRICK T. HOGAN Patrick T. Hogan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 11, 2005

DIRECTORS:

/S/ JAMES F. MOONEY James F. Mooney		May 11, 2005

/S/ PETER D. AQUINO Peter D. Aquino		May 11, 2005

/S/ BENJAMIN C. DUSTER IV Benjamin C. Duster IV		May 11, 2005

/S/ LEE S. HILLMAN Lee S. Hillman		May 11, 2005

/S/ MICHAEL E. KATZENSTEIN Michael E. Katzenstein		May 11, 2005

/S/ THEODORE H. SCHELL Theodore H. Schell		May 11, 2005

/S/ DANIEL TSEUNG Daniel Tseung		May 11, 2005

S-1

EXHIBITS INDEX

(Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit No.	Description

2.1	Joint Plan of Reorganization of RCN Corporation and Certain Subsidiaries, dated as of December 21, 2004 ((incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed on December 14, 2004) RCN’s December 14, 2004 8-K).

2.2	Order Confirming the Joint Plan of Reorganization of RCN Corporation and Certain Subsidiaries, dated as of December 8, 2004 (incorporated by reference to Exhibit 2.2 of RCN’s December 14, 2004 8-K).

3.1	Amended and Restated Certificate of Incorporation of RCN Corporation, dated as of December 21, 2004 (incorporated by reference to Exhibit 3.1 of RCN’s December 27, 2004 8-K).

3.2	Amended and Restated Bylaws of RCN Corporation (incorporated by reference to Exhibit 3.2 of RCN’s December 27, 2004 8-K).

4.1	Warrant Agreement, dated as of December 21, 2004, by and between RCN Corporation and HSBC Bank USA, National Association as Warrant Agent (incorporated by reference to Exhibit 4.1 of RCN’s December 27, 2004 8-K).

4.2	Registration Rights Agreement, dated as of December 21, 2004, by and between RCN Corporation and the Stockholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.2 of RCN’s December 27, 2004 8-K).

4.3	Note Purchase Agreement, dated as of December 21, 2004, by and among RCN Corporation, the Guarantors listed on the signature pages thereto and the Purchasers listed in Schedule I and Schedule II thereto (incorporated by reference to Exhibit 4.3 of RCN’s December 27, 2004 8-K).

4.4	Indenture, dated as of December 21, 2004, by and among RCN Corporation and HSBC Bank USA, National Association (incorporated by reference to Exhibit 4.4 of RCN’s December 27, 2004 8-K).

4.5	Registration Rights Agreement, dated as of December 21, 2004, by and between RCN Corporation and the Purchasers listed in Schedule I and Schedule II thereto (incorporated by reference to Exhibit 4.5 of RCN’s December 27, 2004 8-K).

10.1	Dark Fiber IRU Agreement dated as of May 8, 1997 among Metropolitan Fiber Systems/McCourt, Inc. and RCN Telecom Services of Massachusetts, Inc. is incorporated herein by reference to Exhibit 10.2 to RCN’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

10.2	Dark Fiber IRU Agreement dated as of May 8, 1997 among Metropolitan Fiber Systems of New York, Inc. and RCN Telecom Services of New York, Inc. is incorporated herein by reference to Exhibit 10.3 to RCN’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

10.3	Amended and Restated Operating Agreement of RCN-Becocom, LLC dated as of June 17, 1997 is incorporated herein by reference to Exhibit 10.8 to RCN’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

10.4	Management Agreement dated as of June 17, 1997 among RCN Operating Services, Inc. and RCN-Becocom, Inc. is incorporated herein by reference to Exhibit 10.9 to RCN’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

10.5	Construction and Indefeasible Right of Use Agreement dated as of June 17, 1997 between RCN-Becocom, Inc. and RCN-Becocom, LLC is incorporated herein by reference to Exhibit 10.10 to RCN’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

Exhibit No.	Description

10.6	License Agreement dated as of June 17, 1997 between Boston Edison Company and RCN-Becocom, Inc. is incorporated herein by reference to Exhibit 10.11 to RCN’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

10.7	Joint Investment and Non-Competition Agreement dated as of June 17, 1997 among RCN Telecom Services of Massachusetts, Inc., RCN-Becocom, Inc. and RCN-BecoCom, LLC is incorporated herein by reference to Exhibit 10.12 to RCN’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.)

10.8	Amended and restated Operating Agreement of Starpower Communications, L.L.C. by and between Pepco Communications, L.L.C. and RCN Telecom Services of Washington, D.C. Inc. dated October 28, 1997 is incorporated herein by reference to Exhibit 10.13 to RCN’s Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-22825.)

10.9*+	Employment Agreement between RCN Corporation and Peter D. Aquino, dated May 6, 2005.

10.10*+	Employment Agreement between RCN Corporation and James Mooney dated May 6, 2005.

10.11	Credit Agreement, dated as of December 21, 2004, by and among RCN, the lenders party thereto and Deutsche Bank AG Cayman Islands Branch, as administrative agent (incorporated by reference to Exhibit 99.2 of RCN’s December 27, 2004 8-K).

10.12	Amended and Restated Term Loan and Credit Agreement, dated as of December 21, 2004, by and among RCN Corporation, HSBC Bank USA, National Association, as agent and collateral agent and certain financial institutions parties thereto, as lenders (incorporated by reference to Exhibit 99.3 of RCN’s December 27, 2004 8-K).

10.13	Security Agreement, dated as of December 21, 2004, made by RCN and each Guarantor in favor of the Second-Lien Collateral Agent for the benefit of the Secured Creditors (as defined therein) (incorporated by reference to Exhibit 99.4 of RCN’s December 27, 2004 8-K).

10.14	Pledge Agreement, dated as of December 21, 2004, made by RCN Corporation and each Guarantor in favor of the Second-Lien Collateral Agent for the benefit of the Secured Creditors (as defined therein) (incorporated by reference to Exhibit 99.5 of RCN’s December 27, 2004 8-K).

10.15	Subsidiary Guaranty, dated as of December 21, 2004, made by each of the Guarantors (as defined therein) in favor of the Agent (as defined therein) for the benefit of the Secured Creditors (as defined therein) (incorporated by reference to Exhibit 99.6 of RCN’s December 27, 2004 8-K).

10.16	Intercreditor Agreement, dated as of December 21, 2004, by and between Deutsche Bank Cayman Islands Branch, as Administrative Agent, and HSBC Bank USA, National Association, as Second-Lien Collateral Agent and Third-Lien Collateral Agent (incorporated by reference to Exhibit 99.7 of RCN’s December 27, 2004 8-K).

10.17	Security Agreement, dated as of December 21, 2004, made by each of the Loan Parties (as defined therein) in favor of Deutsche Bank AG Cayman Islands Branch, the First-Lien Collateral Agent (incorporated by reference to Exhibit 99.8 of RCN’s December 27, 2004 8-K).

10.18	Pledge Agreement, dated as of December 21, 2004, made by each of the Loan Parties (as defined therein) in favor of Deutsche Bank AG Cayman Islands Branch, as First-Lien Collateral Agent for the benefit of the Secured Creditors (as defined therein) (incorporated by reference to Exhibit 99.9 of RCN’s December 27, 2004 8-K).

10.19	Subsidiary Guaranty, dated as of December 21, 2004, made by each of the Guarantors (as defined therein) in favor of HSBC Bank USA, National Association, as Second-Lien Collateral Agent for the benefit of the Secured Creditors (as defined therein) (incorporated by reference to Exhibit 99.10 of RCN’s December 27, 2004 8-K).

Exhibit No.	Description

10.20	Security Agreement, dated as of December 21, 2004, made by RCN Corporation in favor of the Third-Lien Collateral Agent (incorporated by reference to Exhibit 99.11 of RCN’s December 27, 2004 8-K).

10.21	Pledge Agreement, dated as of December 21, 2004, made by RCN Corporation in favor of HSBC Bank USA, National Association, as Third-Lien Collateral Agent for the benefit of the Secured Creditors (as defined therein) (incorporated by reference to Exhibit 99.12 of RCN’s December 27, 2004 8-K).

21*	Subsidiaries of Registrant

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release announcing emergence of RCN Corporation from Bankruptcy published December 22, 2004 ((incorporated by reference to Exhibit 99.1 of RCN’s Current Report on Form 8-K filed on December 14, 2004) RCN’s December 27, 2004 8-K).

*	Document attached.
+	Management compensatory plan or arrangement.

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	F-3

Report of Independent Registered Public Accounting Firm	F-5

Consolidated Statements of Operations for the period from December 21, 2004 to December 31, 2004 (Successor), January 1, 2004 to December 20, 2004 (Predecessor) and the years ended December 31, 2003 (Predecessor) and 2002 (Predecessor)

F-6

Consolidated Balance Sheets as of December 31, 2004 (Successor) and December 31, 2003 (Predecessor)	F-7

Consolidated Statements of Cash Flows for the period from December 21, 2004 to December 31, 2004 (Successor), January 1, 2004 to December 20, 2004 (Predecessor) and the years ended December 31, 2003 (Predecessor) and 2002 (Predecessor)

F-9

Consolidated Statements of Changes in Common Shareholders’ Equity (Deficit) for the period from December 21, 2004 to December 31, 2004 (Successor), January 1, 2004 to December 20, 2004 (Predecessor) and the years ended December 31, 2003 (Predecessor) and 2002 (Predecessor)

F-11

Notes to Consolidated Financial Statements	F-13

Schedule II—Valuation and Qualifying Accounts	F-60

REPO RT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of RCN Corporation

Princeton, New Jersey

We have audited the accompanying consolidated balance sheet of RCN Corporation (a Delaware corporation) and subsidiaries, as of December 31, 2004 (Successor Company) and the related consolidated statements of operations, and stockholders equity (deficit) and comprehensive income (loss) and cash flows, for the period from December 21, 2004 through December 31, 2004 (Successor Company) and for the period January 1, 2004 through December 20, 2004 (Predecessor Company). Our audit also included the financial statements and schedules listed in the Index at Item 15 (a). These consolidated financial statements and financial statement schedules are the responsibility of RCN’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RCN Corporation as of December 31, 2004 (Successor Company), and the results of its operations and its cash flows for the period December 21, 2004 through December 31, 2004 (Successor Company) and for the period January 1, 2004 through December 20, 2004 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of RCN Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway commission (COSO), and our report dated May 6, 2005 expressed an unqualified opinion on managements’ assessment of, and an adverse opinion on the effective operation of internal control over financial statement reporting.

As described in Notes 4 and 5 to the consolidated financial statements, the Successor Company emerged from bankruptcy on December 21, 2004 pursuant to a Plan of Reorganization confirmed by the Bankruptcy Court by order dated December 21, 2004. Accordingly, the accompanying consolidated financial statements of the Successor Company have been prepared in conformity with the Fresh Start accounting provisions of the AICPA’s Statement of Position 90-7, “Financial Reporting by entities in Reorganization Under the Bankruptcy Code” (SOP 90-7). As a result, the consolidated financial statements of the Successor Company are presented on a different basis than that prior to the reorganization and, therefore, are not comparable in all respects.

Friedman LLP

East Hanover, New Jersey

May 6, 2005

Report of Inde pendent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of RCN Corporation

We have audited management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A of this Annual Report of Form 10-K, that RCN Corporation did not maintain effective internal control over financial reporting as of December 31, 2004 because of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RCN Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion of the effectiveness of the company’s internal control over financial reporting based on our audit.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessments, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

As of December 31, 2004, RCN identified material weaknesses in the quarterly or annual financial closing processes involving (1) the lease accounting process and (2) the general ledger account reconciliation process. Additionally, as of December 31, 2004, RCN identified a material weakness in its disclosure controls and procedures because of the inability to obtain timely information about its 48.93% ownership interest in Megacable. These deficiencies in the Company’s internal control over financial reporting did not result in an actual misstatement to the financial statements. However, due to (1) the significance of the potential material misstatement that could have resulted due to the deficient controls and (2) the absence of other mitigating controls, there is more than a remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report on such consolidated financial statements.

As indicated in the accompanying “Management’s Report on Internal Control over Financial Reporting”, management’s assessments of and the conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Starpower, which is included in the 2004 consolidated financial statements of RCN Corporation, and constituted approximately $99.8 million and $69.0 million of total and net assets, respectively, as of December 31, 2004. Management did not assess the effectiveness of internal control over financial reporting at this entity because it was acquired by the company in a purchase on December 21, 2004 and management believes it was not possible to conduct an assessment of Starpower’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment. Our audit of internal control over financial reporting of RCN Corporation also did not include an evaluation of the internal control over financial reporting of Starpower.

In our opinion, management’s assessment that RCN Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, RCN Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of December 31, 2004 (Successor Company) and the related consolidated statements of operations, stockholders equity (deficit) and comprehensive income (loss) and cash flows for the period from December 21, 2004 through December 31, 2004 (Successor Company) and for the period January 1, 2004 through December 20, 2004 (Predecessor Company) and our report dated May 6, 2005 expressed an unqualified opinion on the consolidated financial statements.

/s/    FRIEDMAN LLP

East Hanover, New Jersey

May 6, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of RCN Corporation

In our opinion, the consolidated balance sheet as of December 31, 2003 and the related consolidated statements of operations, shareholders’ equity / (deficit) and of cash flows for each of the two years in the period ended December 31, 2003 listed in the accompanying index, present fairly, in all material respects, the financial position, results of operations and cash flows of RCN Corporation (Predecessor Company) at December 31, 2003 and for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index for the years ending December 31, 2003 and 2002 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, at December 31, 2003, the Company has a working capital deficiency, a net capital deficiency and has incurred recurring losses from operations and net cash outflows from operations. At December 31, 2003, the Company will not have sufficient cash to meet its anticipated cash needs for working capital, capital expenditures, contractual debt maturities, cash interest payments and other activities for the next twelve months without successfully restructuring its balance sheet. Furthermore, the Company has not made recent interest payments on certain of its Senior Notes and is in default of its debt agreements. These matters raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

Florham Park, NJ

March 25, 2004

RCN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share and Per Share Data)

			For the years ended
	Successor	Predecessor	Predecessor	Predecessor
	December 21 to December 31, 2004	January 1 to December 20, 2004	December 31,
			2003	2002
Revenues	$16,372	$470,459	$484,854	$433,494
Costs and expenses, excluding non-cash stock based compensation, depreciation and amortization
Direct expenses	5,958	164,135	165,219	166,979
Operating and selling, general and administrative	7,996	246,666	317,192	371,685
Non-cash stock based compensation	—	4,414	4,692	37,721
Impairments and other charges, net	—	(7,674)	167,241	894,316
Depreciation and amortization	5,218	231,734	197,267	275,505

Operating loss	(2,800)	(168,816)	(366,757)	(1,312,712)
Investment income	—	2,942	6,260	13,771
Interest expense	888	96,702	180,206	167,663
Gain on early extinguishment of debt	—	—	45,556	13,073
Other income, net	—	2,195	8,201	2,909

Loss from continuing operations before reorganization items and income taxes	(3,688)	(260,381)	(486,946)	(1,450,622)
Reorganization items, net	—	(92,554)	—	—
Gain on settlement of liabilities subject to compromise and restructuring	—	1,166,027	—	—
Gain from “Fresh Start” adjustments	—	173,178	—	—
Income tax provision (benefit)	—	(114)	1,271	(994)

Income/(Loss) from continuing operations before equity in unconsolidated entities and minority interest	(3,688)	986,384	(488,217)	(1,449,628)
Equity in income of unconsolidated entities	—	11,267	23,470	22,957
Impairment of unconsolidated entities	—	(25,689)	(35,000)	(32,274)
Minority interest in income of consolidated entities	—	—	—	36,650

Net Income/(loss) from continuing operations	(3,688)	971,962	(499,747)	(1,422,295)
Discontinued operations, net of tax of $0, $0, and $187	—	90,784	174,046	14,106

Net Income/(loss)	(3,688)	1,062,746	(325,701)	(1,408,189)
Preferred dividend and accretion requirements	—	52,902	173,392	162,150

Net Income/(loss) to common shareholders	$(3,688)	$1,009,844	$(499,093)	$(1,570,339)

Net Income/(loss) per common share
Basic:
Continuing Operations	$(0.10)	$8.33	$(6.07)	$(14.92)
Discontinued Operations	—	0.82	1.57	0.13

	$(0.10)	$9.15	$(4.50)	$(14.79)
Diluted:
Continuing Operations	$(0.10)	$6.77	$(6.07)	$(14.92)
Discontinued Operations	—	0.63	1.57	0.13

	$(0.10)	$7.40	$(4.50)	$(14.79)
Weighted Average Shares outstanding:
Basic	36,020,850	110,294,169	110,877,797	106,211,979

Diluted	36,020,850	143,519,490	110,877,797	106,211,979

The accompanying notes are an integral part of these consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Data)

	December 31,
	Successor 2004	Predecessor 2003
ASSETS

Current Assets:
Cash and temporary cash investments	$54,351	$18,395
Short-term investments	109,613	—
Accounts receivable from related parties	—	13,329
Accounts receivable, net of reserve for doubtful accounts of $4,568 and $5,923	52,618	45,378
Unbilled revenues	792	1,105
Interest and dividends receivable	755	1,170
Prepayments and other current assets	22,373	33,064
Short-term restricted investments	1,525	134,205
Current assets of discontinued operations	—	2,375

Total current assets	242,027	249,021

Property, plant and equipment, net of accumulated depreciation of $4,605 and $900,458	793,691	908,009
Investments in joint ventures	178,000	202,095
Intangible assets, net of accumulated amortization of $613 and $18,266	141,786	1,503
Goodwill, net	—	6,130
Long-term restricted investments	25,063	100,000
Deferred charges and other assets	19,943	34,430
Noncurrent assets of discontinued operations	—	28,168

Total assets	$1,400,510	$1,529,356

RCN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—(Continued)

(Dollars in Thousands, Except Share and Per Share Data)

	December 31,
	Successor 2004	Predecessor 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Current maturities of capital lease obligations	$558	$11,083
Current maturities of long-term debt	3,300	1,643,502
Accounts payable	29,763	22,697
Accounts payable to related parties	—	3,715
Advance billings and customer deposits	37,082	26,906
Accrued expenses	35,661	42,377
Accrued interest	837	37,235
Accrued cost of sales	32,301	32,019
Accrued exit costs	669	38,095
Accrued employee compensation and related expenses	14,704	28,556
Deferred reorganization costs	21,644	—
Deferred income taxes	—	18
Current liabilities of discontinued operations	1,082	3,330

Total current liabilities	177,601	1,889,533

Long-term debt	489,710	—
Other deferred credits	28,277	6,398

Total liabilities	695,588	1,895,931

Commitments and contingencies

Predecessor Preferred stock, Series A, convertible, par value $1 per share, 708,000 shares authorized and 347,213 shares issued and outstanding	—	340,293
Predecessor Preferred stock, Series B, convertible, par value $1 per share, 2,681,931 shares authorized and 1,201,228 shares issued and outstanding	—	1,432,017

Stockholders’ equity (deficit):

Predecessor Preferred stock, par value $1 per share, 21,610,069 authorized, none issued and outstanding	—	—
Predecessor Class A Common stock, par value $1 per share, 500,000,000 shares authorized and 112,151,560 issued and 110,835,000 shares outstanding	—	112,152
Successor Common stock, par value $.01 per share, 100,000,000 shares authorized, 31,919,044 issued and outstanding	319	—
Predecessor Class B Common stock, par value $1 per share, 400,000,000 shares authorized and 11,424,810 issued and outstanding	—	11,425
Committed common stock, par value $.01, 4,101,806 shares committed	41	—
Committed capital in excess of par	131,355	—
Additional paid-in-capital	576,895	2,150,418
Accumulated deficit	(3,688)	(4,388,478)
Unearned compensation expense	—	(342)
Cumulative translation adjustments	—	(13,990)
Unrealized appreciation on investments	—	240
Predecessor Treasury stock, 1,316,560 shares at cost	—	(10,310)

Total stockholders’ equity (deficit)	704,922	(2,138,885)

Total liabilities and stockholders’ equity	$1,400,510	$1,529,356

The accompanying notes are an integral part of these consolidated financial statements

RCN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands, except share and per share data)

	Successor	Predecessor	Predecessor	Predecessor
	December 21 to December 31, 2004	January 1 to December 20, 2004	For the years ended December 31,
			2003	2002
Cash flows from operating activities
Net Income (loss)	$(3,688)	$1,062,746	$(325,701)	$(1,408,189)
Income from discontinued operations		(2,204)	(10,362)	(14,106)
Gain on sale of discontinued operation		(88,580)	(163,684)

Net income (loss) from continuing operations	(3,688)	971,962	(499,747)	(1,422,295)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
Accretion of discounted debt		4,541	14,370	69,656
Amortization of financing costs		9,511	15,762	15,295
Non-cash stock based compensation expense		4,413	4,692	37,721
(Gain) loss on sale of assets		(1,651)	(8,386)	3,089
Write off of deferred financing charges		18,076
Gain on early extinguishment of debt			(45,556)	(13,073)
Gain on settlement of lease obligation		(14,525)
Non-cash fresh start adjustments		(173,178)
Gain on settlement of liabilities subject to compromise		(1,166,027)
Depreciation and amortization	5,218	231,734	197,267	275,505
Deferred income taxes, net		(934)		(807)
Provision for losses on accounts receivable	342	8,617	12,335	12,490
Equity in loss of unconsolidated entities		(11,267)	(23,470)	(22,957)
Impairment in unconsolidated entity		25,689	35,000	32,274
Impairments and other charges		6,851	167,241	894,316
Minority interest				(36,650)
Write down of cost based investment				2,246

	1,872	(86,188)	(130,492)	(153,190)
Net change in certain assets and liabilities, net of business acquisitions:
Accounts receivable and unbilled revenues	(914)	(10,700)	(2,931)	(21,764)
Accounts payable	(20,594)	29,513	(4,579)	(9,204)
Accrued expenses	5,842	36,945	(9,043)	(42,629)
Accounts receivable from related parties	15,469	3,378	(3,261)	6,611
Accounts payable to related parties	(15,469)	1,803	(10,117)	(8,766)
Unearned revenue, advanced billing and customer deposits		1,310	135	(3,207)
Other	1,112	(12,646)	(13,049)	3,220

Net cash used in continuing operations	(12,682)	(36,585)	(173,337)	(228,929)
Cash provided by discontinued operations		2,012	3,087	26,115

Net cash used in operating activities	(12,682)	(34,573)	(170,250)	(202,814)

Cash flows from investing activities:
Increase in property, plant and equipment (excludes disposals and revaluations)		(52,294)	(87,481)	(138,109)
Acquisition of Starpower, net of cash acquired	(14,933)
Increase (Decrease) short-term investments	17,220	(126,431)	227,641	133,165
Investment in unconsolidated joint venture			(2,000)	(7,500)
Distribution from unconsolidated joint venture			7,750
Proceeds from sale of assets		391	17,408	22,872
Increase in restricted cash				(11,244)
Proceeds from sale of discontinued operations		118,061	239,644
(Increase)/decrease in investments restricted for debt service	4,634	203,160	(199,285)
Refund of sales tax on capital equipment	—	1,077

Net cash provided by (used in) investing activities in continuing operations	6,921	143,964	203,677	(816)
Cash (used in) discontinued operations	—	—	(8,813)	(4,950)

Net cash provided by (used in) investing activities	6,921	143,964	194,764	(5,766)

Cash flows from financing activities:
Repayment of long-term debt		(395,367)	(68,000)	(203,062)
Change in term loans		(111,377)
Repayment of capital lease obligations		(3,715)	(2,590)	(2,634)
Payments made for debt financing costs		(12,215)	(12,853)	(12,219)
Proceeds from the issuance of long-term debt		455,000	27,806
Proceeds from the exercise of stock options			53	4
Contribution from minority interest				(364)

Net cash used in financing activities	—	(67,674)	(55,584)	(218,275)

Net increase (decrease) in cash and temporary cash investments	(5,761)	41,717	(30,970)	(426,855)
Cash and temporary cash investments at beginning of period	60,112	18,395	49,365	476,220

Cash and temporary cash investments at end of period	$54,351	$60,112	$18,395	$49,365

Supplemental disclosures of cash flow information
Cash paid during the periods for: Interest (net of $0, $539, $1,430 and $9,132 capitalized in the periods of December 21 to December 31, 2004 and January 1 to December 20, 2004 and the years ended December 31, 2003 and 2002, respectively)	$1,763	$39,775	$137,794	$78,102

Income taxes	$	$68	$56	$1,416

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental Schedule of Non-cash Investing and Financing Activities

On December 21, 2004 RCN issued 36,020,850 shares of common stock with a par value of $.01 of which 31,919,044 were issued to bond holders and other general unsecured creditors as the first distribution in settlement of $1,215,126 of obligations of the Predecessor. The remaining 4,101,806 shares were placed in reserve to settle disputed claims against RCN that were still outstanding. As of December 31, 2004, management valued the remaining allowed claims under the Plan at approximately $131,400.

During the periods from December 21 to December 31, 2004 (Successor) and January 1 to December 20, 2004 (Predecessor) and during the years ended December 31, 2003 (Predecessor) and 2002 (Predecessor), RCN entered into capital lease obligations of $0, $0, $1,397 and $3,823, respectively.

Preferred stock dividends in the form of additional shares of redeemable preferred stock aggregated $ 0, $51,013, $167,668 and $156,427 for the periods from December 21 to December 31, 2004 (Successor) and January 1 to December 20, 2004 (Predecessor) and for the years ended December 31, 2003 and 2002, respectively.

Non-cash accretion of preferred stock was $0, $1,889, $5,723 and $5,723 for the periods from December 21 to December 31, 2004 (Successor) and January 1 to December 20, 2004 (Predecessor) and for the years ended December 31, 2003 and 2002, respectively.

During 2003, Vulcan Ventures, Inc. converted 705,507 shares of Series B Preferred Stock into 11,424,810 shares of Class B Common Stock.

During 2002, RCN issued 7,500,000 shares of its common stock, with a fair value of $11,625, to NSTAR in exchange for NSTAR’s 17.83% investment in RCN-BecoCom.

During 2002, RCN issued 2,589,237 shares of its common stock, with a fair value of $7,875 to retire long-term debt with a face value of $24,037.

In June 2002, NSTAR received 7,500,000 shares of RCN’s common stock with a market value of $11,625, in exchange for NSTAR’s investment, which had a carrying value of approximately $13,781. Following this exchange, NSTAR’s profit and loss sharing ratio in the RCN-Becocom joint venture was reduced to zero.

During 2002, RCN issued 25,862 shares of treasury stock. The treasury stock was issued in lieu of vendor cash payments with a fair value of $76.

RCN C ORPORATION

Consolidated Statements of Changes in

Common Stockholders' Equity/(Deficit)

For the years ended December 31, 2004, 2003 and 2002

(Dollars in thousands Except Share and Per Share Data)

	Common Stock Class A Shares	Common Stock Class A Amount	Committed Capital in Excess of Par		Common Stock Class B Shares	Common Stock Class B Amount
Predecessor Balance, December 31, 2001	99,841,256	$99,841	$			$
Net loss to common shareholders
Stock plan transactions	865,084	865
Conversion of joint venture ownership interest	7,500,000	7,500
Stock issued to retire long-term debt	2,589,237	2,590
Recognition of unearned compensation
Cancellation of restricted stock grants
Purchase of treasury stock
Treasury stock issuance
Unrealized depreciation on investments
Cumulative translation adjustment

Predecessor Balance, December 31, 2002	110,795,577	$110,796	$			$

Net loss to common shareholders
Stock plan transactions	1,355,983	1,356
Conversion of joint venture ownership interest
Warrant issuance
Recognition of unearned compensation
Conversion of Series B Preferred Stock					11,424,810		11,425
Cancellation of restricted stock grants
Unrealized depreciation on investments
Cumulative translation adjustment

Predecessor Balance, December 31, 2003	112,151,560	$112,152			$11,424,810		$11,425

Net Income/(loss) to common shareholders
Stock plan transactions	84,359	84
Record Restricted Stock Expense
Recognition of unearned compensation
Conversion of Series B Preferred Stock
Cancellation of restricted stock grants
Unrealized depreciation on investments
Cumulative translation adjustment
Impact on Fresh Start Adjustments:
Cancellation of shares in Predecessor	(112,235,919)	(112,236)			(11,424,810)		(11,425)
Elimination of accumulated losses
Other Fresh Start adjustments

Predecessor Balance, December 20, 2004	—	$—		$—	—		$—

Successor:
Equity issued to creditors Issuance of common stock	31,919,044	$319		$—
Committed capital	4,101,806	41		131,355

Successor Balance December 21, 2004	36,020,850	360		131,355	—		—
Net Income/(loss) to common shareholders

Successor Balance December 31, 2004	36,020,850	$360		$131,355	—		$—

RCN C ORPORATION

Consolidated Statements of Changes in

Common Stockholders' Equity/(Deficit)

For the years ended December 31, 2004, 2003 and 2002

(Dollars in thousands Except Share and Per Share Data)

(Continued)

Additional Paid in Capital	Retained Earnings/ (Accumulated Deficit)	Treasury Stock Shares	Treasury Stock Amount	Unearned Compensation Expense	Unrealized Cumulative Translation Adjustment	Appreciation/ Depreciation on Investments	Total Common Stockholders’ Equity(Deficit)
$1,416,529	$(2,319,046)	(513,615)	$(8,309)	$(15,898)	$(8,208)	$2,949	$(832,142)
	(1,570,339)						(1,570,339)
34,669				(909)			34,625
4,125							11,625
5,285							7,875
				12,471			12,471
		(195,114)	(1,831)				(1,831)

(8,864)		25,862	557				(8,307)
						(1,465)	(1,465)
					3,074		3,074

$1,451,744	$(3,889,385)	(682,867)	$(9,583)	$(4,336)	$(5,134)	$1,484	$(2,344,414)

	$(499,093)						$(499,093)
5,718				58			7,132
276							276
4,025							4,025
				3,936			3,936
694,082							705,507
(5,427)		(633,693)	(727)				(6,154)
						(1,244)	(1,244)
					(8,856)		(8,856)

$2,150,418	$(4,388,478)	(1,316,560)	$(10,310)	$(342)	$(13,990)	$240	$(2,138,885)

	$1,009,844						$1,009,844
			144	(6)			222
				316			316
3,851							3,851

		(638,649)
						(403)	(403)
					(3,298)		(3,298)

		1,955,209	10,166				(113,495)
	3,378,634						3,378,634
(2,154,269)				32	17,288	163	(2,136,786)

$—	$—	—	$—	$—	$—	$—	$—

$576,895							$576,895
							319
							131,396

576,895	—	—	—	—	—	—	708,610
	(3,688)						(3,688)

$576,895	$(3,688)	—	$—	$—	$—	$—	$704,922

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of Dollars, Except Share and Per Share Data)

1. EMERGENCE FROM CHAPTER 11

Operations and Liquidity Prior to Commencement of Chapter 11 Cases

At December 31, 2003 and prior to RCN’s reorganization on December 21, 2004, RCN had a working capital deficiency, a net capital deficiency, recurring losses from operations and net cash outflows from operations. RCN’s cash, cash equivalents and short-term investments at December 31, 2003 and projected 2004 cash flows from operations were deemed not sufficient to meet its anticipated cash needs for working capital, capital expenditures, contractual debt maturities, cash interest payments and other activities. Furthermore, RCN had not made scheduled interest payments on certain of its Senior Notes and was in default of its senior credit facilities and Senior Notes and there was substantial doubt about RCN’s ability to continue as a going concern.

Commencement of Chapter 11 Cases

On May 27, 2004, RCN Corporation (together with its direct and indirect subsidiaries, “RCN”) and four of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) and on August 5 and August 20, 2004, five additional subsidiaries of RCN filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code (all ten collectively, the “RCN Debtors”).

Plan of Reorganization and Exit Financing

On October 12, 2004, the RCN Debtors and the official committee of unsecured creditors filed a joint plan of reorganization (the “Plan”) and a related disclosure statement (the “Disclosure Statement”) with the Bankruptcy Court. On October 13, 2004, the Bankruptcy Court entered an order approving the Disclosure Statement and the RCN Debtors’ solicitation procedures motion. References in these Consolidated Financial Statements and the Notes thereto to the “Predecessor” and “Old RCN” mean RCN and its subsidiaries prior to the Effective Date.

On December 8, 2004, the Bankruptcy Court entered a confirmation order approving the Plan. On December 21, 2004 (the “Effective Date”), the Plan became effective and the RCN Debtors emerged from reorganization proceedings under the Bankruptcy Code. References to the “Successor,” “Reorganized RCN,” and the “Reorganized RCN Companies” mean RCN and its subsidiaries after the Effective Date.

The RCN Debtors obtained the following exit financing arrangements in order to consummate the Plan:

•	The RCN Debtors obtained a $355 million senior secured credit facility from Deutsche Bank comprised of term loans for an aggregate amount of $330 million and a $25 million letter of credit facility; and

•	RCN issued $125 million aggregate principal amount of 7.375% convertible second-lien notes due 2012 which are convertible into shares of reorganized RCN’s common stock (“Convertible Second-Lien Notes”).

Effect of Consummation of the Plan

Pursuant to the Plan, on the Effective Date, all of the existing securities of RCN, including the existing common stock, preferred stock and warrants, were extinguished and deemed cancelled.

In accordance with the Plan, Reorganized RCN issued new common stock, par value $0.01 per share, to certain of its general unsecured creditors and agreed to issue warrants for new common stock which will be

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

distributed to certain holders of Old RCN’s preferred stock and common stock. RCN expects to complete the distribution of the warrants in May, 2005. In addition, up to 10% of RCN’s common stock (on a fully diluted basis) will be available under a management incentive plan when approved by RCN’s board of directors and stockholders.

Pursuant to the Plan, certain claims that arose prior to the commencement of RCN’s Chapter 11 case (“Prepetition Claims”) are entitled to share in the distributions under the Plan to the extent allowed. As of May 6, 2005, partial distributions have been made to certain holders of allowed Prepetition Claims. Remaining distributions will be made as and when objections to disputed and unliquidated claims are resolved. Many claims that were filed against the RCN Debtors were overstated, unliquidated, or unsupported. As is typical in a large Chapter 11 case, RCN objected to the allowance of numerous of these claims. The majority of disputed claims have been resolved, but resolution of a few of the disputed claims is expected to continue through 2005.

2. ORGANIZATION AND BASIS OF PRESENTATION

RCN’s primary business is delivering bundled communications services, including local and long distance telephone, video programming (including digital cable and high definition television), and data services (including cable modem, high-speed and dial-up Internet access) primarily to residential customers over a broadband network predominantly owned or leased by the RCN Companies to consumers in the most densely populated markets in the U.S. RCN operates in Boston, New York, eastern Pennsylvania, Chicago, San Francisco and Los Angeles. RCN also holds a 100% interest (50% prior to December 21, 2004) in Starpower Communications LLC (“Starpower”) which serves the Washington, D.C. metropolitan market. RCN also served the communities in and around Carmel, New York, until March 9, 2004, when it closed on a July 10, 2003 agreement to sell the Carmel, New York, cable and voice system for approximately $120.2 million, in cash before closing adjustments. RCN was also the incumbent franchised cable operator in many communities of central New Jersey until these operations were sold on February 19, 2003 for approximately $242.8 million.

3. STOCK BASED COMPENSATION

Successor

On the Effective Date of the plan, December 21, 2004, all of the existing securities of RCN, including the existing common stock, preferred stock and warrants, were extinguished and deemed cancelled. No stock or options have been issued to management or employees of the Successor to date. However, up to 10% of reorganized RCN’s common stock (on a fully diluted basis) will be available under a management incentive plan, subject to stockholder approval.

Predecessor

RCN has followed the recognition provisions of SFAS No. 123—“Accounting for Stock-Based Compensation” since January 1, 2000. Under SFAS No. 123, the fair value of an option on the date of the grant is amortized over the vesting periods of the options in accordance with FASB Interpretation No. 28 “Accounting For Stock Appreciation Rights and Other Variable Stock Option or Award Plans”. The recognition provisions of SFAS No. 123 are applied prospectively to all stock awards granted subsequent to January 1, 2000 and to prior awards accounted for in accordance with Accounting Principles Board Opinion (“APB”) No. 25—“Accounting for Stock Issued to Employees” that were significantly modified after adoption.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if RCN had accounted for its stock options under the fair value method of SFAS 123 for periods prior to January 1, 2000.

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. RCN’s pro forma net income (loss) and income (loss) per share were as follows:

	Successor	Predecessor
	December 21 to December 31, 2004	January 1 to December 20, 2004	Predecessor 2003	Predecessor 2002
Net income (loss)—to common shareholders as reported	$(3,688)	$1,009,844	($499,093)	($1,570,339)

Add: Stock-based employee compensation expense included in reported net loss net of related tax effects	0	4,414	4,692	37,721
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0	(4,414)	(4,692)	(37,721)

Net income (loss)—pro forma	$(3,688)	$1,009,844	$(499,093)	$(1,570,339)

Net Income/(loss) per common share
Basic:
Continuing Operations	$(0.10)	$8.33	$(6.07)	$(14.92)
Discontinued Operations	—	0.82	1.57	0.13

	$(0.10)	$9.15	$(4.50)	$(14.79)
Diluted:
Continuing Operations	$(0.10)	$6.77	$(6.07)	$(14.92)
Discontinued Operations	—	0.63	1.57	0.13

	$(0.10)	$7.40	$(4.50)	$(14.79)
Weighted Average Shares outstanding:
Basic	36,020,850	110,294,169	110,877,797	106,211,979

Diluted	36,020,850	143,519,490	110,877,797	106,211,979

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

“Fresh Start” Accounting

As discussed more fully in Note 5, RCN implemented “fresh start” accounting upon its emergence from bankruptcy on the Effective Date, in accordance with the American Institute of Certified Public Accountants (“AICPA”) statement of position No. 90-7 “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”).

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of RCN and all wholly owned subsidiaries. All intercompany transactions and balances among consolidated entities have been eliminated. On December 21, 2004, RCN acquired a controlling interest in Starpower (See Note 7). Starting on December 21, 2004, the date of

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

acquisition, the assets acquired and liabilities assumed were recorded at their respective fair values and the consolidated results of operations included Starpower. Prior to December 21, 2004, RCN accounted for its interest in Starpower under the equity method. RCN accounts for its investment in Megacable, S.A. de C.V. and Megacable Communications de Mexico S.A. (collectively, “Megacable”) under the equity method.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. When sources of information regarding the carrying values of assets, liabilities and reported amounts of revenue and expenses are not readily apparent, RCN bases its estimates on historical experience and on various other assumptions that RCN’s management believes to be reasonable for making judgments. RCN evaluates all of its estimates on an on-going basis and may consult outside experts to assist in RCN’s evaluations. Actual results could differ from those estimates.

Cash and Temporary Cash Investments

RCN considers all highly liquid investments with original maturities of three months or less to be temporary cash investments. The temporary cash investments are carried at cost, which approximates market value.

Short-Term Investments

Short-term investments consist of asset-backed securities, corporate debt securities, government agency notes and municipal bonds. The short-term investments are carried at market value.

RCN records its investments in fixed maturity instruments which are classified as available for sale at fair value and reports the unrealized appreciation and depreciation in other comprehensive income, a separate component of shareholders’ equity. The cost of fixed maturity investments classified as available for sale is adjusted for amortization of premiums and accretion of discounts. That amortization or accretion is included in net investment income. At December 31, 2004 the market value of short-term investments approximates cost.

Accounts Receivable

RCN carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, RCN evaluates its allowance for doubtful accounts and adjusts the allowance for doubtful accounts based upon a percentage of the aged accounts receivable balance. RCN’s formula for calculating its reserve is believed to closely parallel its history of actual write-offs and account adjustments based upon contractual terms.

Property, Plant and Equipment and Depreciation and Amortization

Property, plant and equipment, which includes amounts under capital leases, is stated at its estimated fair value as of the Effective Date, as determined by RCN’s reorganization value (see note 5). Prior to the Effective Date, property, plant and equipment was recorded at cost of acquisition or construction, including all direct and certain indirect costs. These costs include related payroll, employee benefits, and interest from borrowed funds used in the development and construction of the network. Expenditures for repairs and maintenance are charged to expense as incurred, while equipment replacement and betterments are capitalized. The Successor will employ these same principles for recording property, plant and equipment subsequent to the Effective Date. Depreciation is recorded on the straight-line method based on the useful lives of the various classes of depreciable property.

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

Leasehold improvements are amortized over the lesser of the life of the lease or its estimated useful life. The costs and related depreciation for assets no longer in service are eliminated from the account. Gain or loss is recognized on retirements and dispositions. The average estimated lives of depreciable property, plant and equipment are:

Lives
Telecommunication network	5 - 22.5 years
Computer equipment	3 - 5 years
Building and leasehold improvements	5 - 30 years
Furniture, fixtures and vehicles	3 - 10 years
Other	5 - 10 years

Intangibles

Intangible assets consist of trademarks, tradenames, customer relationships, franchise marketing rights and goodwill. The fair values at the Effective Date were based on a number of significant factors determined by RCN and its independent appraisal expert. Identifiable intangible assets, with the exception of franchise marketing rights, will be amortized over the estimated useful lives, estimated by RCN to be between 3 and 5 years. (See Note 15).

Also included in intangible assets are costs incurred to develop software for internal use. Certain direct development costs and software enhancements costs associated with internal use software are capitalized, including external direct costs of material and service, and internal labor costs devoted to these software projects under AICPA SOP 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred. Such capitalized costs were $0, $186, $0 and $0 for the Predecessor for the period from January 1, 2004 to December 20, 2004 (Predecessor) and period ended December 31, 2004 (Successor), 2003 and 2002, respectively. Upon completion of the projects, the total costs are amortized over their estimated useful lives of three years.

RCN adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. This pronouncement changed the accounting for goodwill and intangible assets with indefinite lives from an amortized method to an impairment approach. Accordingly, the Predecessor no longer recorded amortization relating to its reported goodwill. The fair value of the Successor Company did not include an amount attributable to goodwill.

SFAS No. 142 requires that goodwill and intangible assets be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of RCN’s fiscal year. RCN’s transitional impairment test, measured as of January 1, 2002, did not result in an impairment loss. However, as described in Note 8, Asset Impairment and Other Charges, an impairment of RCN’s goodwill was recorded in the second quarter of 2002.

Impairment of Long-Lived Assets

RCN accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) which requires that long-lived assets be evaluated

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the asset or asset group. As described in Note 7, “Business Combinations” an impairment of RCN’s interest in Starpower was recorded in the fourth quarter of 2004 (Predecessor).

Short-Term and Long-Term Restricted Investments

RCN has cash balances held at insurance companies for various insurance policies (mainly general and auto liability, and workers compensation), cash collateralizing letters of credit mainly for franchise performance bonds and franchise agreements and cash on deposit with a payment processing company. These investments are restricted and unavailable for use by RCN. In addition, as of December 31, 2003, RCN had cash and short-term investments held as collateral for the benefit of the lenders for the JPMorgan Credit Facility.

Fair Values of Financial Instruments

The carrying amounts reported in the balance sheet for cash and temporary cash investments, short-term investments, and restricted investments are carried at market value. Long-term investments consist of investments in joint ventures accounted for under the equity method, for which disclosure of fair value is not required. The carrying amounts reported on the balance sheet for interest receivable, accounts receivable, and receivables from related parties approximate those assets’ fair values. The carrying amounts reported for long-term debt are at face value.

Discontinued Operations

RCN classifies and reports separately assets and liabilities of operations held for sale when all of the following conditions are met: a formal plan for disposal has been authorized by management with proper authority, the operations to be disposed of are available for immediate sale in their present condition, an active program to sell the operations at a reasonable price has been initiated, the sale is expected to occur within one year, and it is unlikely that significant changes to the disposition plan will occur. Assets of operations held for sale are not depreciated, are recorded at the lower of their carrying amount or fair value less estimated costs to sell, and are separately presented in the consolidated balance sheet. The operating results of assets held for sale that meet the requirements for discontinued operations presentation are separately reported as discontinued operations in the consolidated statements of operations for all periods presented.

Revenue Recognition

RCN recognizes revenues on its video, high-speed data, and voice services as service is provided. RCN manages credit risk by screening applicants for potential risk through the use of credit bureau data. If a customer’s account is delinquent, various measures are used to collect outstanding amounts, up to and including termination of the customer’s video service. RCN recognizes advertising sales revenue at estimated realizable values when the advertising is aired. Installation revenues obtained from the connection of subscribers to RCN’s broadband network are less than related direct selling costs. Therefore, such revenues are recognized as connections are completed. Revenues derived from other sources are recognized when services are provided or events occur. Under the terms of RCN’s franchise and Open Video Systems (“OVS”) agreements, RCN is generally required to pay up to 5% of RCN’s gross revenues derived from providing cable services to the local franchising authority (“LFA”). RCN normally passes these fees through to RCN’s cable subscribers. RCN classifies these fees collected from cable subscribers as a component of revenues pursuant to Emerging Issues

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

Task Force Issue 01-14 (“EITF 01-14”), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.”

Programming Costs

RCN’s cable subsidiaries have received or may receive incentives from programming networks for carriage of their programming. RCN reflects the deferred portion of these fees within current and noncurrent liabilities and recognizes the fees as a reduction of programming costs (which are included in operating expenses) on a straight-line basis over the term RCN carries the programming, which ranges from three to nine years.

Leases

RCN has agreements with customers and other telecommunications carriers that grant and convey to the user the right of access to, and use of, fiber-optic cables and equipment. The terms of these agreements range from five to thirty years. Fees received for the use and access to cables and equipment are amortized on a straight-line basis over the life of the agreement.

Management has conducted a review of its accounting for operating leases and has concluded that RCN did not account for scheduled rent increases in conformity with SFAS No. 13, Accounting for Leases. Specifically, RCN recognized rent expense based on the cash payment to the lessor and not on a straight-line method including future rent increases in the minimum lease payments. The cumulative effect of the error is to increase selling, general and administrative expense by $6,450 and to increase deferred rent in accrued expenses and other deferred credits by the same amount. Management and the audit committee of the board of directors of RCN have concluded that the amount of the error is not material to the financial statements of any previous year or for the period from January 1, 2004 to December 20, 2004. Accordingly, the cumulative impact of the lease accounting error has been expensed in the statement of operations of the Predecessor for the period from January 1, 2004 to December 20, 2004 and recognized as deferred rent in the balance sheet at December 31, 2004.

Leases that meet the criteria of capitalized leased assets and the corresponding lease obligations are recorded on RCN’s balance sheet. All other lease agreements are accounted for as an operating lease.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense charged to operations was $13,473, $11,674, and $12,446 for the period from January 1, 2004 to December 20, 2004 and for the years ended December 31, 2003 and 2002, respectively.

Debt Issuance Costs

Successor

Costs incurred to obtain financing of $355 million in the form of senior secured term loans and a letter of credit facility through Deutsche Bank, the issuance of $125 million aggregate principal amount of 7.375% convertible secured-lien notes due 2012 and $34,547 from the Amended and Restated Credit Agreement with HSBC Bank USA, have been capitalized in “Deferred charges and other assets” in the December 31, 2004 consolidated balance sheet. The financing costs relating to the debt are amortized to interest expense over the lesser of the terms of the notes or the expected payment date of the debt obligations using the effective interest rate method.

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

Predecessor

On the Effective Date, in accordance with SOP 90-7, RCN wrote off deferred finance costs of $18,076 related to debt as a component of reorganization items (see Note 17, Debt).

Prior to the Effective Date, costs associated with RCN’s debt and material changes to RCN’s original bank credit agreement with JPMorgan Chase (“JPMorgan Credit Facility”) were capitalized. Debt issuance costs were amortized over the life of the note. Amortization expense included in interest expense was, $17,575, $15,762, and $15,295, for the period from January 1, 2004 to December 20, 2004 and for the years ending December 31, 2003 and 2002, respectively. Included in the period from January 1, 2004 to December 20, 2004 was $1,897 to expense debt issuance fees associated with the paydown of debt from Carmel sale proceeds. Included in 2003 was $6,877 to expense debt issuance fees associated with amendments prior to the Fifth Amendment to RCN’s JPMorgan Credit Facility. Included in 2002 was $5,583 to expense debt issuance costs associated with $187,500 in repayments on RCN’s JPMorgan Credit Facility, and $1,219 in debt issuance fees associated with amendments prior to the Fourth Amendment to RCN’s JPMorgan Credit Facility. In addition, $0, $642 and $292 were expensed in connection with the extinguishment of debt in for the period of January 1, 2004 to December 20, 2004 (Predecessor) and for the years ended December 31, 2003 and 2002, respectively.

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

Foreign Currency Translation

At December 31, 2004 RCN has a 48.93% interest in Megacable, a Mexican company. Megacable’s functional currency is the Mexican peso. For purposes of determining RCN’s equity in the earnings of Megacable, RCN translates the revenues and expenses of Megacable into U.S. dollars at the average exchange rates during the period reported. The assets and liabilities are translated into U.S. dollars at the exchange rate as of the balance sheet date. The foreign currency translation gains or losses are recorded on the balance sheet as a separate component of stockholders’ equity.

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

Comprehensive Income (Loss)

RCN primarily has three components of comprehensive loss, net income (loss), cumulative translation adjustments and unrealized appreciation (depreciation) on investments. Under the terms of the Plan, the balance of other comprehensive income as of the Effective Date was recorded as a component of Fresh Start adjustments in the Statement of Operations pursuant to SOP 90-7. The following table reflects the components of comprehensive income (loss).

			For the years ended
	Successor	Predecessor	Predecessor	Predecessor
	December 21 to December 31 2004	January 1 to December 20 2004	2003	2002
Net income(loss)	$(3,688)	$1,062,746	$(325,701)	$(1,408,189)

Cumulative foreign currency translation gain (loss)	—	(3,298)	(8,856)	3,074
Unrealized appreciation (depreciation) on investments	—	(403)	(1,244)	(1,465)
“Fresh Start” adjustments	—	17,451	—	—

Comprehensive income (loss)	$(3,688)	$1,076,496	$(335,801)	$(1,406,580)

Segment Reporting

Management views RCN’s business as providing bundled communications services to residential and commercial customers in one business segment. Included in these services are video, data and voice communications. All services are provided from the same telecommunications backbone and the cost of these revenue streams is largely allocated based on respective service revenues. No separate asset information is maintained or reviewed. Residential customers, including dial-up data services, constitute approximately 95% of RCN’s consolidated revenues. Management believes RCN can aggregate these revenue streams under the quantitative and qualitative thresholds defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25, “Accounting for Stock Issued to Employees”. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in RCN’s pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. However, on April 14, 2005, the Securities and Exchange Commission (SEC) announced that the effective date of SFAS 123R will be suspended until January 1, 2006, for calendar year companies. Because RCN has recognized stock-based compensation expenses under SFAS 123, SFAS 123(R) will have no effect on RCN’s financial statements.

In December 2004, the FASB issued FSP FAS No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

Jobs Creation Act of 2004” (“FSP FAS No. 109-1”). This statement requires the qualified production activities deduction as defined in the American Jobs Creation Act of 2004 (the “Jobs Act”) to be accounted for as a special deduction in accordance with SFAS No. 109, “Accounting for Income Taxes.” The statement also requires that the special deduction should be considered in measuring deferred taxes when graduated tax rates are a significant factor and when assessing whether a valuation allowance is necessary. FSP FAS No. 109-1 was effective upon issuance. In accordance with the Jobs Act, determination of the qualified production activities deduction is not required until 2005, however, due to Fresh Start reporting, RCN is required to adopt FSP FAS No. 109-1 as a Fresh Start adjustment on December 21, 2004. Due to the projected tax losses for the next few years, management does not believe that this statement will have a material effect on RCN’s results of operations, financial condition and liquidity.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29.” This Statement amended APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. RCN is currently evaluating the impact of this new standard, but believes that it will not have a material impact upon RCN’s financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for RCN beginning with its fiscal year ending 2005. RCN is currently evaluating the impact of this new standard, but believes that it will not have a material impact on RCN’s financial position, results of operations or cash flows.

5. FRESH START ACCOUNTING

On the Effective Date, Reorganized RCN emerged with a new capital structure and with no retained earnings or accumulated losses. This resulted in a new reporting entity under a new basis of accounting (the Successor as of December 21, 2004). Following the emergence on December 21, 2004, the Successor commenced operations and thus experienced an eleven-day operating period at the end of 2004. The results for the period January 1, 2004 through December 20, 2004 represent the Predecessor’s operations.

RCN implemented “fresh start” accounting and reporting in accordance with SOP 90-7 upon its emergence from bankruptcy under Chapter 11 on the Effective Date, because the holders of existing voting shares immediately before confirmation received less than 50% of the voting shares of Successor RCN. Fresh start accounting required RCN to re-value its assets and liabilities based upon their estimated fair values. Adopting “fresh start” accounting has resulted in material adjustments to the historical carrying amount of RCN’s assets and liabilities. Reorganization adjustments have been recorded in the consolidated balance sheet to reflect the discharge of debt and other obligations and the adoption of fresh-start reporting. RCN engaged an independent appraisal expert to assist in the determination of RCN’s reorganization value as defined in SOP 90-7. The value is based on a variety of estimates and assumptions which, though considered reasonable by management, may not be realized and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond RCN’s control. Changes in these estimates and assumptions may have had a significant effect on the determination of RCN’s reorganization value. The assumption used in the calculations for the discounted cash flow analysis regarding revenue, costs, and cash flows, were provided by RCN’s management, based on their best estimate at the time the analysis was performed.

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

In applying fresh-start reporting as of the Effective Date, the reorganization value of RCN was allocated to its assets in conformity with the procedures specified by SFAS No. 141, “Business Combinations.” The sum of the amounts assigned to assets and liabilities exceeded the reorganization value. This excess was allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the Successor’s long-lived assets.

The “fresh start” balance sheet at December 21, 2004 includes RCN’s 50% interest in Starpower at fair value. Successor acquired the remaining 50% of Starpower. (See Note 4.)

New debt (see note 17) which was used to settle certain Predecessor liabilities, pay-off old debt and increase available working capital, was treated as Predecessor debt since it primarily serviced Predecessor liabilities.

The following table reflects the debt and equity restructuring, reorganization adjustments and the adoption of “fresh start” reporting adjustments to RCN’s consolidated balance sheet as of the Effective Date.

	Predecessor Dec. 20, 2004		“Fresh Start”	Successor Dec. 21, 2004
ASSETS
Current Assets:
Cash and temporary cash investments	$77,332	(K)	$—	$77,332
Short-term investments	109,613		—	109,613
Accounts receivable from related parties	9,951		—	9,951
Accounts receivable, net	47,381	(L)	—	47,381
Unbilled revenues	792		—	792
Interest and dividends receivable	755		—	755
Prepayments and other current assets	21,523	(M)	—	21,523
Short-term restricted investments	1,348		—	1,348
Current deferred tax asset	—		—	—

Total current assets	268,695		—	268,695
Property, plant and equipment, net	719,999		(AB)4,501	724,500
Investments in joint ventures and equity securities	184,374	(N)	(AC)33,626	218,000
Intangible assets, net	1,218		(AD)141,181	142,399
Goodwill, net	6,130		(AE)(6,130)	—
Long-term restricted investments	29,697		—	29,697
Deferred charges and other assets	19,487	(O)	—	19,487
Noncurrent assets of discontinued operations	—		—	—

Total assets	$1,229,600		$173,178	$1,402,778

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

	Predecessor Dec. 20, 2004		Equity		Restructuring		“Fresh Start”	Successor Dec. 21, 2004
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Current maturities of capital lease obligations	$529		$—		$—		$—	$529
Current maturities of long-term debt	3,300		—		—		—	3,300
Accounts payable	49,801		—				—	49,801
Accounts payable to related parties	5,519		—		—		—	5,519
Advance billings and customer deposits	28,143		—				—	28,143
Accrued expenses	30,627		—				—	30,627
Accrued interest	—		—		—		—	—
Accrued cost of sales	22,856		—		—		—	22,856
Accrued exit costs	669		—		—		—	669
Accrued employee compensation and related expenses	15,375		—		—		—	15,375
Deferred reorganization costs	—		—		21,644	(W)	—	21,644
Deferred income taxes	(919)		—		919	(W)	—	—
Current liabilities of discontinued operations	1,082		—		—		—	1,082

Total current liabilities	156,982		—		22,563		—	179,545

Long-term debt	489,742		—		—		—	489,742
Other deferred credits	24,881	(K)	—		—		—	24,881
Liabilities subject to compromise	1,215,626		—		(1,215,626	)(W)	—	—
Preferred Stock								—
Cumulative Convertible	350,362	(A)	(350,362)		—		—	—
Cumulative Convertible	1,474,850	(B)	(1,474,850)		—		—	—

Stockholders’ equity (deficit):
Predecessor Class A Common stock	112,163	(C)	(112,163)		—		—	—
Successor Common stock	—		—	(X)	319	(AF)	—	319
Predecessor Class B Common stock	11,425	(D)	(11,425)		—		—	—
Committed Capital	—		—	(Y)	131,396		—	131,396
Additional paid-in-capital	2,155,794	(E)	(1,630,265	)(Z)	(121,812	)(AG)	173,178	576,895
Accumulated deficit	(4,688,198	)(F)	3,551,415	(AA)	1,136,783		—	—
Unearned compensation expense	(32	)(G)	32		—		—	—
Cumulative translation adjustments	(17,288	)(H)	17,288		—		—	—
Unrealized appreciation on investments	(162	)(I)	162		—		—	—
Predecessor Treasury stock	(10,168	)(J)	10,168		—		—	—

Total shareholders’ deficit	(2,436,466)		1,825,212		1,146,686		173,178	708,610

Total liabilities and stockholders’ equity	$1,275,977		$—		$46,377		$173,178	$1,402,778

Notes to “Fresh Start” Activity

(A)	Preferred stock Series A – represents the write down of the old preferred stock series “A”.
(B)	Preferred stock Series B – represents the write down of the old preferred stock series “B”.
(C)	Common stock class A – represents the write down of the old Common stock class “A”.
(D)	Common stock class B – represents the write down of the old Common stock class “B”
(E)	Additional paid in capital—represents the net of all Debt & Equity charges.

(F) Accumulated deficit – represents the accumulation of all debt & equity write downs.
(G) Unearned compensation expense – represents the write down of unearned compensation expense.
(H) Cumulative translation adjustments – represents the write down of cumulative translation adjustments.
(I) Unrealized appreciation on investments – represents the write down of unrealized appreciation on investments.
(J) Treasury stock – represents the write down of treasury stock.
(K) Other deferred credits include $19,004 for deferred rent associated with fair value of leases upon emergence.
(W) – represents writeoff of deferred taxes and the settlement of the prior liabilities subject to compromise (of which 21,644 is presently in negotiation).

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

(X) Common stock – represents the reduction of new common stock value for the committed capital reserve.
(Y) Committed capital – represents the value of shares committed for reserve.
(Z) Additional paid in capital – represents additional expenses relating to stock.
(AA) Accumulated deficit – represents the net of all the restructuring charges.
(AB) Plant property and equipment – represents the net valuation pick up from fresh start accounting.
(AC) Investments in joint ventures – represents the valuation increase in Megacable.
(AD) Intangible assets – represents the net increase in valuation for intangible assets associated with fresh start accounting.
(AE) Goodwill, net – represents the decrease in valuation relating to fresh start accounting.
(AF) Common stock – represents the new common stock value.
(AG) Additional paid in capital – represents the net increase in valuation for associated with fresh start accounting.

6. INCOME (LOSS) PER SHARE

Successor

Basic loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of the Convertible Second-Lien Notes during the period from December 21 to December 31, 2004, in which RCN incurred a loss from continuing operations, is not assumed since the effect is anti-dilutive. The number of shares of common stock that would have been issued assuming conversion of the Convertible Second-Lien Notes in the period from December 21, 2004 to December 31, 2004 and have a dilutive effect if RCN had income from continuing operations was 4,968,204.

Predecessor

Basic income/(loss) per share is computed based on net income/(loss) after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period.

Diluted income per share is computed based on net income after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which RCN incurs a loss from continuing operations before giving effect to net income from discontinued operations is not assumed since the effect is anti-dilutive. The number of shares of common stock that would have been issued if the preferred stock and stock options would have been assumed to be converted in the years ended December 31, 2003 and 2002 and would have had a dilutive effect if RCN had income from continuing operations was 32,517,583 and 48,454,397, respectively.

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations:

			For the years ended
	Successor	Predecessor	Predecessor	Predecessor
	December 21 to December 31 2004	January 1 to December 20 2004	December 31,
			2003	2002
Net Income/(loss) from continuing operations	$(3,688)	$971,962	$(499,747)	$(1,422,295)
Income from discontinued operations, net of tax	—	90,784	174,046	14,106

Net Income/(loss )	(3,688)	1,062,746	(325,701)	(1,408,189)
Preferred dividend and accretion requirements	—	52,902	173,392	162,150

Net Income/(loss) to common shareholders	$(3,688)	$1,009,844	$(499,093)	$(1,570,339)

Weighted average shares outstanding
Basic	36,020,850	110,294,169	110,877,797	106,211,979

Incremental Shares based on cumulative convertible preferred stock (Predecessor)		33,225,321

Diluted	36,020,850	143,519,490	110,877,797	106,211,979

Basic earnings (loss) per share
Income/(loss) per average common share from continuing operations	$(0.10)	$8.33	$(6.07)	$(14.92)

Income from discontinued operations	—	0.82	1.57	0.13

Net Income/(loss) to common shareholders	$(0.10)	$9.15	$(4.50)	$14.78

Diluted earnings per share
Income/(loss) per average common share from continuing operations	$(0.10)	$6.77	$(6.07)	$(14.92)

Income from discontinued operations	$—	$0.63	$1.57	$0.13

Net Income/(loss) to common shareholders	$(0.10)	$7.40	$(4.50)	$14.78

Outstanding options to purchase shares of common stock were 9,296,144 at December 31, 2003 and 9,840,524 at December 31, 2002, but were not included in the computation of diluted earnings per share because they would be anti-dilutive.

As discussed in note 1, RCN emerged from Chapter 11 protection on December 21, 2004. In particular, implementation of the Plan resulted in cancellation of all of the Predecessor’s common stock and options that were outstanding prior to the Effective Date and the issuance the Successor’s new common stock as of the Effective Date.

7. BUSINESS COMBINATIONS

On December 21, 2004, subsequent to emergence from bankruptcy RCN acquired the 50% membership interest in Starpower which it did not control from Pepco Communications, L.L.C. (“Pepco”) for $29,000 in cash. Starpower provides bundled video, voice and other communications services to residential and commercial customers in the Washington, D.C. metropolitan area. Prior to the acquisition, RCN accounted for its 50% interest in Starpower under the Equity Method. RCN commissioned an independent appraisal of Starpower which determined the fair value to be $80,000. Based on this appraisal, the Predecessor recorded an impairment charge of $25,689 to its 50% investment in Starpower as of December 20, 2004 and carried its investment in Starpower at $40,000 on the Effective Date. RCN has accounted for the transaction as a purchase and has included the operations of Starpower in the consolidated statement of operations commencing December 21, 2004. Because

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

the purchase price of the remaining 50% membership interest was less than fair value, RCN has reduced the fair value of Starpower’s fixed assets by the excess of the fair value over the cost. An allocation of the purchase price, including RCN’s equity investment in Starpower as of December 21, 2004, is as follows:

Cash and short-term Investments	$14,067
Current Assets	11,430
Fixed Assets	73,806

Other Assets	456

Total Assets	$99,759
Current Liabilities	(27,417)
Long-term Liabilities	(3,342)

Fair Value of Net Assets	$69,000

Summary financial information for Starpower for the years ended December 31, 2004 (Successor), 2003 (Predecessor) and 2002 (Predecessor) is presented in the following table. The amounts shown represent Starpower’s operating results and financial position based on GAAP:

	As of December 31,
	Successor 2004	Predecessor 2003
Current assets	—	$24,300
Non-current assets	—	$291,100
Current liabilities	—	$35,900
Non-current liabilities	—	$1,700
Members’ equity	—	$277,700

	Successor December 21, to December 31,	Predecessor January 1, to December 20,	Predecessor Year ended December 31,
	2004	2004	2003	2002
Revenues	$2,201	$76,152	$106,500	$85,200
Gross profit	1,533	53,932	83,300	64,500
Net income (loss)	493	(5,915)	1,300	(15,200)

In accordance with APB No. 18 “The Equity Method of Accounting for Investments in Common Stock”, RCN considered its ability to recover the carrying amount of its investment in Starpower and determined that the loss in the value of the investment was other than temporary due to weaker than projected performance and decreased valuations in the overall telecommunication industry. As a result, RCN recorded an impairment in its investment in Starpower in the amount of $35,000 and $32,274 in 2003 and 2002, respectively. The amount of the impairment was calculated based upon RCN’s comparison of the estimated fair value of its investment in Starpower with the carrying amount of the investment. The impairment on the Starpower investment is reflected as an equity loss from unconsolidated entities.

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

8. ASSET IMPAIRMENT AND ACCRUED EXIT COSTS

The total asset impairment and other charges are comprised of the following:

	For the years ended December 31,
	Predecessor/ Successor	Predecessor	Predecessor
	2004	2003	2002
Impairment of property, plant and equipment	$6,851	$107,600	$734,829
Abandoned assets	—	45,107	52,071
Construction materials	—	—	61,322
Goodwill	—	—	38,927
Franchises	—	—	1,379

Total asset impairment	6,851	152,707	888,528
Exit costs for excess facilities—net	(14,525)	14,534	5,788

Total impairment and other charges	$(7,674)	$167,241	$894,316

All 2004 impairments and other charges were expensed in the period January 1, 2004 to December 20, 2004.

2004 Asset Impairment and Other Charges

As a result of RCN’s restructuring process during 2004, RCN continued to impair property and equipment as a result of consolidation of certain operating activities. RCN was also able to obtain releases from various rental leases that were previously impaired. Exit costs for facilities of $2,561 netted with lease impairment recoveries of $17,086 and impairments of property, plant and equipment of $6,851 had a net gain effect on income of $7,674. The netting of recovery income with impairment expense is consistent with previous years results.

2003 Asset Impairment and Other Charges

In response to RCN’s financial position and anticipated severe limitations on new sources of capital, RCN recorded an impairment charge of $152,707 in 2003. In addition, RCN recognized approximately $14,534 of other charges, net of recoveries, for exiting excess real estate facilities as a result of reducing or terminating construction and expansion, and the consolidation of certain operating activities. RCN’s current operating plan focuses on improving customer penetration in existing markets without additional network expansion and further reductions in operating expenses. The impairment charge in 2003 also considers possible sales of additional assets, but is significantly less than in prior years, as the revisions to the operating plan only impact certain markets and projects.

In accordance with SFAS 144, RCN compared the net book values of each reporting unit with undiscounted future cash flow projections based on RCN’s current operating plan. The results indicated that certain assets and capitalized costs associated with building and constructing RCN’s network in all of RCN’s overbuild reporting units were not recoverable. To determine the impairment loss of those assets to be held and used, RCN performed a fair value test, using the “best-estimate” approach on the primary asset group of each reporting unit by comparing the carrying value to the present value of estimated future cash flows for the remaining useful life of the asset group. The amount by which the carrying value of the assets exceeded the present value of estimated cash flows was $107,600. The impairment loss affected all of RCN’s overbuild reporting units and none of RCN’s incumbent reporting units.

Based on RCN’s revised business plan, certain construction projects in progress were stopped and other previous planned expansion projects were abandoned. This stoppage is deemed to be other than temporary. As a

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

result, certain subscriber related assets were stranded based on the cost of retrieving the assets. RCN also abandoned certain corporate assets including leasehold improvements in certain facilities that were exited. The costs related to these stranded assets were $45,107.

As a result of the change in expansion plans, RCN’s management has been in contact with the relevant LFAs to inform them of RCN’s decision to halt construction and expansion. A review to evaluate the effects, if any, was conducted on RCN’s obligations under the associated franchise agreements. The estimated costs less recoveries associated to exit certain franchises for the twelve months ended December 31, 2003 were $1,793 and were included in the operating, selling, general and administrative expense line and $555 of accrued franchise exit costs were paid during 2003.

Over 2003, a detailed review of facility requirements against lease obligations was continuously conducted to identify excess space. Along with the stoppage of certain construction projects and expansion, RCN also consolidated certain operating activities, which resulted in exiting excess facilities. The estimated costs less recoveries, to exit excess real estate facilities for the year ended December 31, 2003 were $14,534.

2002 Asset Impairment and Special Charges

As a response to the severe slowdown in the telecommunications industry, the economy, and continued limited available capital in the telecommunications industry, RCN revised its growth plan during the second quarter 2002 following the completion of an amendment to the JPMorgan Credit Facility, dated March 25, 2002. Under a revised business plan, RCN substantially curtailed future capital spending and network geographic expansion in all existing markets, focused on the continuation of customer acquisition growth, and reduced operating expenses. RCN also performed a comprehensive review of its network capacity and then current network utilization levels for the purpose of identifying underutilized network-related assets and assets not in use. The review consisted of a detailed assessment of the current network infrastructure, ongoing network optimization activities, usage projections based on target future customer levels, and available capital resources for completion of construction in progress and future expansion. As a result of all of the foregoing, RCN recognized asset impairment charges during 2002 of approximately $888,528. In addition, RCN recognized approximately $5,788 of special charges, net of recoveries, for exiting excess real estate facilities as a result of the curtailing of construction and expansion, and the consolidation of certain operating activities.

In accordance with SFAS 144, the review compared the net book values of each reporting unit with undiscounted future cash flow projections based on RCN’s then-current operating plan. The results indicated that certain assets and capitalized costs associated with building and constructing RCN’s network in all of RCN’s overbuild reporting units were not recoverable. To determine the impairment loss of those assets to be held and used, RCN performed a fair value test, using the “best-estimate” approach on the primary asset group of each reporting unit by comparing the carrying value to the present value of estimated future cash flows for the remaining useful life of the asset group. The amount by which the carrying value of the assets exceeded the present value of estimated cash flows was $734,829.

Based on RCN’s revised business plan then-in-effect, certain construction projects in progress were stopped and other previous planned expansion projects were abandoned. This stoppage is deemed to be other than temporary. As a result, certain subscriber related assets were stranded based on the cost of retrieving the assets. RCN also abandoned certain corporate assets including leasehold improvements in certain facilities that were exited. The costs related to these stranded assets were $52,071. Following the assessment of the asset impairment, RCN reviewed the useful life estimates of its long-lived assets and shortened the useful life of its subscriber related equipment from 10 years to 5 years in the fourth quarter of 2002.

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

Construction material levels were also assessed based on the revised business plan and stoppage of certain construction projects. The assessment process resulted in the identification of excess construction material that had no alternative purpose and which was suited for return to vendors or resale to a secondary market. The carrying values of the construction materials that were identified that would be used in operations were written down to market value, which was lower than carrying value. The carrying values of the identified excess construction materials that would be sold were written down to the anticipated recovery rate or salvage value. The total amount of charges to dispose of excess construction materials was $61,322.

In conjunction with the asset impairment review and test, RCN also performed a test to identify any potential impairment on the carrying value of goodwill on each identified reporting unit of RCN. The results of the test indicated that the carrying amount of goodwill on certain reporting units was impaired. During the second quarter 2002, RCN measured the impairment loss by the amount the carrying value exceeded the implied fair value of the goodwill on the reporting unit. This amount was $38,927. The fair value of the reporting units was estimated using the expected present value of future cash flows. This measurement is in accordance with SFAS No. 142.

As a result of the change in expansion plans, management has been in contact with the relevant LFAs to inform them of RCN’s decision to halt construction and expansion. Based on a revised business plan and the curtailing of expansion, RCN expensed the value of certain franchise licenses of approximately $1,379. A review to evaluate the effects, if any, was conducted on RCN’s obligations under the associated franchise agreements. The estimated costs less recoveries associated to exit certain franchises for the twelve months ended December 31, 2002 were $1,544 and were included in the operating, selling, general and administrative expense line and $1,659 of accrued franchise exit costs were paid during 2002.

A detailed review of facility requirements against lease obligations has been continuously conducted to identify excess space. Along with the stoppage of certain construction projects and expansion, RCN has also consolidated certain operating activities, which resulted in exiting excess facilities.

	Exit Costs
	Franchise	Facility	Total
Balance, December 31, 2002	$15,595	$15,072	$30,667
Additional accrued costs	4,306	14,972	19,278
Recoveries	(2,513)	(765)	(3,278)
Payments	(555)	(8,017)	(8,572)

Balance, December 31, 2003	16,833	21,262	38,095
Additional accrued costs	1,217	2,561	3,778
Recoveries	(14,953)	(17,086)	(32,039)
Payments	(2,428)	(5,072)	(7,500)

Balance, December 31, 2004	$669	$1,665	$2,334

9. DISCONTINUED OPERATIONS

On March 9, 2004, RCN completed the sale of its Carmel, New York (“Carmel”) cable system for proceeds of approximately $120,203 resulting in a gain on the sale of approximately $90,154 (including net income from operations of $1,614). The transaction was structured as an asset purchase, with the buyer assuming certain liabilities related to the business. Approximately $5,000 was placed into escrow for future claims of the buyer. As of December 31, 2004, $1,000 was reserved against the escrow based on the initial claims received from the

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

buyer. In accordance with SFAS No. 144, the results of operations for Carmel are reported as discontinued operations. In April 2005 approximately $4,000 of the escrow account was released and paid to the Successor Company.

On February 19, 2003, the sale of the central New Jersey cable system assets was completed. At the time of the sale, RCN recorded a gain of $163,684 net of taxes. On February 9, 2004, RCN agreed to accept $10,900 from a previous escrow balance. At December 31, 2004, the escrow was $1,000, which is reserved to provide for costs in connection with a violation investigation brought by the New Jersey Board of Public Utilities. At December 31, 2003, RCN reflected an adjustment to the gain on sale to reflect the settlement agreement. In addition, RCN recorded net income of $938 from operations of the system from January 1, 2003 to February 19, 2003. In accordance with SFAS No. 144, the results of operations for central New Jersey cable system have been reported as discontinued operations.

The following are the summarized results of operations for the Carmel operation:

	Successor December 21, to December 31 2004	Predecessor January 1, to December 20, 2004	Predecessor January 1, to December 31, 2003	Predecessor January 1, to December 31, 2002
Revenues	$—	$5,928	$29,083	$23,858
Direct expenses	—	1,819	9,072	8,489
Operating and selling, general and administrative, and depreciation and amortization expense	—	2,163	11,721	11,275
Income before tax	—	1,614	8,360	3,359
Income after tax	—	1,614	8,360	3,359

The current and noncurrent assets and liabilities of the Carmel operation that was sold are as follows:

	Successor December 31, 2004	Predecessor December 31, 2003
Current assets
Accounts receivable from related parties	$—	$19
Accounts receivable, net of reserve	—	2,221
Other current assets	—	135

Current assets of discontinued operations	$—	$2,375

Noncurrent assets
Property, plant and equipment, net	$—	$28,168
Other	—	—

Noncurrent assets of discontinued operations	$—	$28,168

Current liabilities
Accounts payable from related parties	$69	$16
Account payable	—	293
Advance billings and customer deposits	—	662
Deferred revenue	—	616
Accrued liabilities	142	1,743

Current liabilities of discontinued operations	$211	$3,330

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

The following are the summarized results of operations for the central New Jersey operation:

	Successor December 21, to December 31 2004	Predecessor January 1, to December 20, 2004	Predecessor January 1, to December 31, 2003	Predecessor January 1, to December 31, 2002
Revenues	$—	$—	$7,428	$54,178
Direct expenses	—	—	2,912	18,817
Operating and selling, general and administrative, and depreciation and amortization expense	—	20	2,007	23,507
Other Income	—	650	—	—
Income before tax	—	630	2,002	10,934
Income after tax	—	630	2,002	10,747

10. OTHER ASSET SALES

In 2002, RCN sold one of its real properties in Pennsylvania to Commonwealth Telephone Company, a subsidiary of Commonwealth Telephone Enterprises, Inc. (collectively, “CTE”), a related party through common ownership. Proceeds from the sale were $1,974, and a gain of $719 was recorded.

In 2002, RCN completed the sale of a portion of its business customer base that was not served by its broadband network. The sale was based on certain contingencies outlined in the sales agreement. After such contingencies, cash proceeds of the sale were $2,169. RCN realized a gain of $1,147 on the transaction.

The gains are included in the other income/expense line item.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated carrying fair value of RCN’s financial instruments at December 31, 2004 (Successor) and 2003 (Predecessor) are as follows:

	Successor 2004		Predecessor 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and temporary cash investments	$54,351	$54,351	$18,395	$18,395
Short-term investments	109,613	109,613	—	—
Restricted short-term investments	1,525	1,525	134,205	134,205
Financial Liabilities:
Fixed rate long-term debt:
Senior Notes 10.125%	—	—	202,871	96,364
Senior Notes 10%	—	—	160,879	79,635
Senior Notes 11.125%	—	—	315,995	157,998
Senior Notes 9.8%	—	—	290,289	142,242
Senior Notes 11%	—	—	139,472	68,341
Evergreen Credit Agreement	34,547	34,547	27,252	21,639
Floating rate long-term debt:	—	—	—	—
Lien Term Loan	330,000	330,000	—	—
Lien Convertible Notes	125,000	125,000	—	—
Term Loan B	—	—	367,380	346,990
Term Loan A	—	—	139,364	131,629
Unrecognized financial instruments
Letters of credit	29,977	29,977	36,021	36,021
Capital Lease Obligations	4,021	4,021	11,083	11,083

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

12. SHORT-TERM INVESTMENTS

Short-term investments, stated at market, include the following at December 31, 2004 (Successor) and 2003 (Predecessor). For the year 2003 as presented there are no amounts for Short-term Investments as RCN had to hold cash in restricted accounts not available for investment.

	Successor 2004	Predecessor 2003
Corporate debt securities	$50,466	$—
Government Agencies	19,790	—
Asset backed securities	18,657	—
Municipal Bonds	20,700	—

Total	$109,613	$—

13. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31, 2004 (Successor) and 2003 (Predecessor).

	2004 Successor	2003 Predecessor
Telecommunications plant	$685,415	$1,370,691
Computer equipment	30,217	191,350
Buildings, leasehold improvements and land	48,662	119,562
Furniture, fixtures and vehicles	18,334	92,929
Construction materials	9,852	20,826
Construction in process	5,816	13,109

Total property, plant and equipment	798,296	1,808,467
Less accumulated depreciation	(4,605)	(900,458)

Property, plant and equipment, net	$793,691	$908,009

As previously disclosed in Note 5, and pursuant to SOP 90-7, the Successor adjusted its carrying value of property and equipment to their estimated fair values as of the Effective Date.

Depreciation expense was $4,605, $231,734, $197,267 and $275,505 for the period December 21, 2004 through December 31, 2004 (Successor), the period January 1, 2004 through December 20, 2004 (Predecessor), 2003 (Predecessor), and 2002 (Predecessor), respectively.

In connection with RCN’s fourth quarter 2003 asset impairment assessment, RCN reviewed the useful life estimates of its long-lived assets. RCN capitalizes the cost of technical labor and material associated with the installation of new customers. Effective January 1, 2004 RCN changed the useful life of these assets to 5 years from 10. This represents a change in accounting estimate. The change resulted in approximately $10,512 of additional depreciation expense related to this event.

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

14. INVESTMENTS IN JOINT VENTURES

Investments in joint ventures at December 31, 2004 and 2003 were as follows:

	2004 Successor	2003 Predecessor
Starpower	$—	$71,601
Megacable	178,000	130,494

Total investments	$178,000	$202,095

On December 21, 2004, RCN acquired the 50% membership interest in Starpower which it did not already own and control from Pepco for $29.0 million in cash. Starpower provides bundled video, voice and other communications services to residential and commercial customers in the Washington, D.C. metropolitan area. Prior to the acquisition of the full interest, RCN accounted for its 50% interest in Starpower under the equity method, and carried an investment balance of $65.7 million on the Effective Date. Prior to acquiring the remaining interest, the Predecessor Company recorded its proportionate share of income (losses) in Starpower of $(5,915), $659, and ($7,581) for the period from January 1 to December 20, 2004 and for the years ended December 31, 2003 and 2002, respectively.

In accordance with APB No. 18 “The Equity Method of Accounting for Investments in Common Stock”, RCN considered its ability to recover the carrying amount of their investment in Starpower and determined that the loss in the value of the investment was other than temporary due to weaker than projected performance and decreased valuations in the overall telecommunication industry. As a result, the Predecessor Company recorded impairments in its investment in Starpower in the amounts of $25,689 as of December 20, 2004 (Predecessor Company)—see note 7, $35,000 and $32,274 in 2003 and 2002, respectively. The impairments were calculated based upon RCN’s comparison of the estimated fair value of its investment in Starpower to the carrying amount of the investment. The impairment on the Starpower investment is reflected in the line item, Impairment of Unconsolidated Entities.

As of December 31, 2004 and 2003, RCN has a 48.96% interest in Megacable, a cable television provider in Mexico. As part of RCN’s fresh start accounting (See Note 5) its investment in Megacable was valued at fair value at the date of acquisition and has not been adjusted for the income of Megacable for the period of December 21, 2004 to December 31, 2004. RCN has historically adjusted its interest in Megacable based on Megacable’s previous quarter’s financial statements. RCN’s investment at December 31, 2004 exceeded its share of the equity in Megacable at September 30, 2004 by $58,053. The excess is a result of RCN’s investment in Megacable being recorded at fair value as determined by an independent appraiser. RCN recorded its proportionate share of income in Megacable of $17,182, $22,811, and $30,490 for the period from January 1 to December 20, 2004 and for the years ended December 31, 2003 and 2002, respectively. Because of the Company’s inability to secure current information from Megacable, the most current period reported as RCN’s proportionate share of income is as of June 30, 2004.

In April 2000 RCN acquired a 1.4% interest in Intertainer, Inc. (“Intertainer”). Intertainer was an interactive programming services provider. In 2002, RCN wrote-off its investment in Intertainer in the amount of $2,246. The investment had been accounted for under the cost method and the write-off was due to financial difficulties experienced by Intertainer.

a. RCN-BECOCOM

Prior to December 24, 2003 RCN, through its wholly owned subsidiary, RCN Telecom Services of Massachusetts, Inc. was one of the two members of RCN-BecoCom, LLC (“RCN-BecoCom”), which provides

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

bundled communication services, including local and long distance telephone, video, and high-speed data services primarily to residential customers in the Boston metropolitan area. The other member of the joint venture was NSTAR Communications, Inc., formerly BecoCom, Inc. (“NSTAR”). Pursuant to an agreement with RCN, NSTAR had the right to convert its ownership interest in RCN-Becocom, which it exercised in three exchanges prior to December 31, 2002. On December 24, 2003, a total of 11,597,193 shares, or 9.49%, of RCN’s common stock, was held by NSTAR. NSTAR’s profit and loss sharing ratio in RCN-BecoCom was reduced to zero in 2002 upon the completion of the third exchange. However, NSTAR retained its investment percentage and the right to invest in future capital calls by RCN-BecoCom as if it owned a 29.76% interest.

On December 24, 2003 NSTAR notified RCN that it voluntarily and unconditionally waived, surrendered and discharged any and all ownership interest in both RCN-BecoCom and in the shares of RCN’s common stock held by NSTAR. Despite NSTAR’s surrendering its ownership interest in the joint venture and RCN’s common stock, the shares of RCN common stock previously held by NSTAR are treated as outstanding as of December 31, 2003, because NSTAR has not specifically assigned them to RCN. Upon emergence from Chapter 11 all of RCN’s stock was cancelled.

RCN continues to own and operate RCN-BecoCom as a wholly owned subsidiary. Under the terms of The Construction and Indefeasible Right of Use Agreement with NSTAR, NSTAR provides construction and construction management services to RCN-BecoCom and access to and use of portions of NSTAR’s broadband network, rights-of-way and certain equipment sites in the Boston metropolitan area. RCN’s management believes that the cost of such services provided to RCN-BecoCom by NSTAR are equivalent to that which would be obtained from third party contractors. (See Note 24) Related Party.

b. Megacable

RCN has an investment in Megacable, a cable television provider in Mexico. As part of the “Fresh Start” Accounting revaluation, RCN has revalued its investment in Megacable. The carrying value of Megacable is $178,000. There is no Goodwill associated with Megacable.

At December 31, 2002, the basis of RCN’s investment in Megacable exceeded its underlying equity in the net assets of Megacable by $59,268. In conjunction with the adoption of SFAS No. 142, RCN no longer records amortization relating to the goodwill embedded in their investment in Megacable but assesses whether such embedded goodwill is impaired on an annual basis. The embedded goodwill in Megacable was not deemed impaired in 2003. RCN recorded its proportionate share of gains of $17,182, $22,811 and $30,490 in 2004, 2003 and 2002, respectively.

15. GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

	Estimated Useful Life	Successor December 31, 2004
Trademarks/Tradenames	5 years	$14,203
Customer Lists	4 years	65,444
Franchise Agreements	Indefinite	62,566
Software	3 years	186

Less Accumulated amortization		142,399
		(613)

Total intangibles		$141,786

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

Expected amortization of intangible assets over the next five years is as follows:

Year Ended December 31,	Amount
2005	$19,219
2006	$19,263
2007	$19,262
2008	$18,718
2009	$2,757

As previously disclosed in Note 5, and pursuant to SOP 90-7, RCN recorded the estimated fair value of intangible assets of $142,399 on the Effective Date. The accumulated amortization of intangibles is $613 as of December 31, 2004. As discussed in Note 4, under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but instead are tested for impairment at least annually.

16. DEFERRED CHARGES AND OTHER ASSETS

RCN implemented “fresh start” accounting and reporting in accordance with SOP 90-7 upon its emergence from bankruptcy on the Effective Date. Fresh start accounting required RCN to allocate the reorganization value to its assets and liabilities based upon their estimated fair values. Adopting “fresh start” accounting has resulted in material adjustments to the historical carrying amount of RCN’s assets and liabilities. The fair values of the assets as determined for “fresh start” reporting were based on estimates of anticipated future cash flow.

Deferred charges and other assets consist of the following:

	Successor 2004	Predecessor 2003
Debt issuance cost, net Successor Debt	$16,094	$—
Debt issuance cost, Predecessor Debt	—	28,319
Security deposits	1,607	1,825
Other	2,242	4,286

Total deferred charges and other assets	$19,943	$34,430

17. DEBT

Long-term debt outstanding at December 31, 2004 (Successor) and 2003 (Predecessor) is as follows:

	Successor 2004	Predecessor 2003
First-Lien Term Loan	$330,000	$—
Second-Lien Convertible Notes	125,000	—
Term Loans	—	506,744
Evergreen Facility	34,547	27,252
Senior Notes 10% due 2007	—	160,879
Senior Discount Notes 11.125% due 2007	—	315,995
Senior Discount Notes 9.8% due 2008	—	290,289
Senior Discount Notes 11% due 2008	—	139,472
Senior Notes 10.125% due 2010	—	202,871
Capital Leases	4,021	11,083

Total	493,568	1,654,585
Due within one year	3,858	1,654,585

Total Long-Term Debt	$489,710	$—

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

In conjunction with the restructuring, RCN entered into three new debt financing arrangements—a $355,000 First-Lien Credit Facility, $125,000 million of Second-Lien Convertible Notes and a $34,547 Third-Lien Term Loan (the Evergreen Facility).

First-Lien Credit Facility

On the Effective Date, RCN entered into a First-Lien Credit Agreement dated as of December 21, 2004, with Deutsche Bank AG Cayman Island Branch, the Administrative Agent, and certain financial institutions, as lenders for a new $355,000 senior secured credit facility (the “Credit Facility”). The Credit Facility includes a seven-year term loan of $330,000 and a $25,000 line of credit used as collateral for letters of credit. The term loan bears interest at the Administrative Agent’s prime lending rate plus an applicable margin or at the Eurodollar rate plus an applicable margin, at the election of RCN. The Credit Facility was entered into by RCN and is fully and unconditionally guaranteed, jointly and severally, by all subsidiaries. RCN has granted to the Administrative Agent, for the benefit of the Credit Facility lenders, a first priority lien on substantially all of RCN’s tangible and intangible assets. The Credit Facility contains certain covenants that, among other things, limit the ability of RCN and its subsidiaries to incur indebtedness, sell assets, prepay subordinated indebtedness, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens and engage in mergers and consolidations. The Credit Facility also contains covenants that require RCN to meet certain financial targets. Borrowings under the Credit Facility rank senior to RCN’s other indebtedness.

Second-Lien Convertible Notes

On the Effective Date, RCN issued $125,000 aggregate principal amount of its 7.375% Second-Lien Convertible Notes due 2012 (the “Notes”). The Notes were issued by RCN under an Indenture entered on December 21, 2004, with HSBC USA as Indenture Trustee, and are fully and unconditionally guaranteed, jointly and severally, by all subsidiaries. The Notes are convertible into RCN common stock, at the election of the holder, if RCN’s common stock price reaches a conversion price as determined by the Indenture Agreement between RCN and the Indenture Trustee. The Notes contain certain covenants similar to those in the Credit Facility. The Notes contain cross default provisions entitling holders to declare the Notes and any accrued and unpaid interest thereon immediately due and payable. The Notes are secured by a second priority lien on substantially the same assets which secure the Credit Facility. The Notes are subordinate to the Credit Facility and rank senior to the the New Evergreen Credit Facility.

The Evergreen Facility

On the Effective Date, RCN entered into an Amended and Restated Term Loan and Credit Agreement with HSBC Bank USA, National Association, as Agent and Collateral Agent and certain financial institutions parties thereto, as lenders (the “The New Evergreen Credit Facility”). The New Evergreen Credit Facility provides, among other things, for a seven and three-quarter year, approximately $34,547 term loan credit facility, subject, in certain instances, to early repayment, in whole or in part pursuant to an Intercreditor Agreement signed by the various lenders and RCN, the liens securing The New Evergreen Facility are subordinated to the liens securing the obligations under the Credit Agreement Facility and the Notes.

Interest for the facility is calculated as follows:

(i) Through March 31, 2006, the interest accrued to any Interest Payment Date (last day of each quarter) is capitalized and added to the principal amount of the Term Loans as the “PIK Amount.”

(ii) Starting April 1, 2006 through the Maturity Date of the Term Loan, accrued interest is payable on each Interest Payment Date as follows: (i) interest at a rate of 6.25% is paid in cash, and (ii) interest at a rate

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

of 6.95% is capitalized as a PIK Amount and the principal amount of the Term Loan is increased by the PIK Amount so capitalized.

(iii) For any Interest Payment Date starting April 1, 2006, the Company can pay in cash the full amount of the interest accrued for that interest period, in which case interest is accrued at a rate of 12.5% for such period.

Contractual maturities of long-term debt including capital leases over the next 5 years are as follows:

Contractual Maturities
2005	$3,858
2006	$3,670
2007	$3,438
2008	$3,452
2009	$3,468
Thereafter	$475,682

TOTAL	$493,568

Predecessor

Pursuant to the Plan, the Term Loan of the predecessor company was repaid and the related credit facility was terminated, all Senior Notes and Discount Notes of RCN were canceled in exchange for the right to receive shares of the reorganized RCN common Stock, par value $0.01 per share, and the Evergreen Facility was amended and restated with The New Evergreen Facility (See Note 21). For the period from January 1 to December 20, 2004, RCN recorded a gain from restructuring of approximately $1,166,027 related to the cancellation of its Senior Notes and other indebtedness. At December 31, 2003 all of RCN’s debt was classified as current as RCN was in default on certain of its debt covenants.

Term Loans

In June 1999, RCN and certain of its subsidiaries (together the “Borrowers”), entered into a $1,000,000 Senior Secured Credit Facility (the “JPMorgan Credit Facility”) with JPMorgan Chase Bank, and certain other lenders. The collateralized facilities were comprised of a $250,000 seven-year revolving credit facility (the “Revolver”), a $250,000 seven-year multi-draw term loan facility (the “Term Loan A”) and a $500,000 eight-year term loan facility (the “Term Loan B”). All three facilities were governed by a single credit agreement dated as of June 3, 1999. The JPMorgan Credit Facility was amended as described below.

Prior to the Effective Date, RCN was operating under the Fifth Amendment to the JPMorgan Credit Facility on March 7, 2003 (the “Fifth Amendment”). The Fifth Amendment amended certain financial covenants and certain other negative covenants that reflected RCN’s business plan then in existence and amended certain other terms of the JPMorgan Credit Facility, including any increases to margins payable should the aggregate amount of outstanding loans have exceeded certain thresholds on July 1, 2004. In connection with the Fifth Amendment, RCN agreed to pay to certain lenders an aggregate fee of approximately $7,062 and to permanently reduce the amount available under the Revolver from $187,500 to $15,000. The Fifth Amendment permitted RCN to incur up to $500,000 of additional indebtedness that may have been secured by a junior lien on RCN’s assets and permitted the use of up to $125,000 of existing cash and proceeds of this new indebtedness to repurchase its outstanding Senior Notes and Senior Discount Notes. RCN also agreed to repay outstanding term loans with 50% of the first $100,000 of net proceeds received from asset sales, 80% of net proceeds received from asset sales in

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

excess of $100,000 and 50% of cash interest savings realized by RCN from repurchases of its outstanding Senior Notes. Further, RCN agreed to maintain a cash collateral account for the benefit of the lenders under the JPMorgan Credit Facility that was to have at least $100,000 on deposit at all times (the “Minimum Cash Balance Requirement”).

The Fifth Amendment required that, starting on December 31, 2003, the Minimum Cash Balance Requirement was increased by an amount, to be recalculated each quarter, equal to $125,000 minus the amount of cash RCN used to repurchase its outstanding Senior Notes and Senior Discount Notes during such quarter less the amount of interest savings not realized as a result of such repurchases being in an amount less than $125,000. In addition, if RCN withdrew money from the cash collateral account, it was required to replenish the account with future cash obtained by it or any subsidiary in excess of $25,000. At December 31, 2003, approximately $199,000 of cash was restricted under the terms of the JPMorgan Credit Facility (of which $100,000 had been classified as long-term).

As a result of the Fifth Amendment, RCN was not able to borrow money that would otherwise have previously been available to it under the Revolver, and could not provide any assurances that it was able to raise any of the $500,000 of additional indebtedness then permitted under the terms of the Amendment. In addition, the requirement that RCN maintain a minimum balance of at least $100,000 in the cash collateral account significantly reduced the amount of cash available to RCN to invest in its business and execute its business plan.

RCN also entered into prior amendments to the JPMorgan Credit Facility, as described below.

On March 25, 2002, RCN entered into the Fourth Amendment to the JPMorgan Credit Facility (the “Fourth Amendment”). The Fourth Amendment amended certain financial covenants and certain other negative covenants and amended certain other terms of the JPMorgan Credit Facility, including increases to the margins and commitment fee payable thereunder. In connection with the Fourth Amendment, RCN paid certain lenders a fee of $12,900, repaid $187,500 of outstanding term loans under the JPMorgan Credit Facility and permanently reduced the amount available under the revolving loan from $250,000 to $187,500. RCN also agreed that it would not draw down additional amounts under the revolving loan until the later of March 31, 2004 or the date on which RCN had delivered to the lenders a certificate with calculations demonstrating that its earnings before interest, income taxes, depreciation and amortization (“EBITDA”), as defined, was at least $60,000 in the aggregate for the two most recent consecutive fiscal quarters. In connection with the Fourth Amendment, each of the lenders thereto also agreed to waive any default or event of default under the JPMorgan Credit Facility that may have occurred prior to the date of the Fourth Amendment.

As adjusted by the Fourth Amendment, the interest rate on the JPMorgan Credit Facility was, at the election of the borrowers, based on either LIBOR or an alternate base rate option. For the Revolver or Term Loan A borrowing, the interest rate was LIBOR plus a spread of up to 350 basis points or the base rate plus a spread of 250 basis points, depending upon whether RCN’s EBITDA had become positive and thereafter upon the ratio of debt to EBITDA. In the case of the Revolver, RCN paid a fee of 150 basis points on the unused commitment accrued, including a 350 basis points fee on up to $15,000 available for letters of credits. For all Term Loan B borrowings the interest included a spread that was fixed at 400 basis points over the LIBOR or 300 basis points over the alternate base rate. In addition, the LIBOR rate was subject to a 3.00% per annum minimum. As adjusted by the Fifth Amendment, on July 1, 2004, if the aggregate amount of outstanding loans exceeded $415,875 (i.e., $75,000 less than the currently scheduled amount), the applicable spread with respect to all loans was to be increased by 1.00%; provided, that such increase was eliminated if the aggregate amount of outstanding loans is equal to or less than $390,937 on or before December 31, 2004.

In accordance with the Fourth Amendment, RCN prepaid $62,500 of the Term Loan A on March 25, 2002. At December 31, 2003, $139,365 of the Term Loan A was outstanding. Amortization of the Term Loan A

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

commenced in September 2002 and was scheduled to be repaid in quarterly installments based on percentage increments of the Term Loan A that started at 3.75% per quarter in September 2002 and increasing in steps to a maximum of 10% per quarter in September 2005 through to maturity in June 2006.

In accordance with the Fourth Amendment, RCN prepaid $125,000 of the Term Loan B on March 25, 2002. At December 31, 2003, $367,380 of the Term Loan B was outstanding. Amortization of the Term Loan B commenced in September 2002 with quarterly installments of $750 per quarter until September 2006 when the quarterly installments were to increase to $90,750 per quarter through to maturity in June 2007.

The JPMorgan Credit Facility contained covenants customary for facilities of this nature, including financial covenants and covenants limiting debt, liens, investments, consolidation, mergers, acquisitions, asset sales, sale and leaseback transactions, payments of dividends and other distributions, making of capital expenditures and transactions with affiliates. RCN was required to apply 50% of excess cash flow for each fiscal year commencing with the fiscal year ending on December 31, 2003 and certain cash proceeds realized from certain asset sales, certain payments under insurance policies and certain incurrences of additional debt to repay the JPMorgan Credit Facility.

The JPMorgan Credit Facility was collateralized by substantially all of the assets of RCN and its consolidated subsidiaries.

Evergreen Facility

In June 2003, RCN entered into a $41,500 Commercial Term Loan and Credit Agreement (i.e., the “Evergreen Facility”) with Evergreen Investment Management Company, LLC and certain of its affiliates (“Evergreen”). Evergreen’s commitment initially expired September 4, 2003 but had been extended, and subsequently expired, on November 3, 2003. Any term loans made under the Evergreen Facility were to mature on June 30, 2008. The interest rate on the Evergreen loans was 12.5% per annum; however, no cash interest would have been payable until April 1, 2006. The interest rate was subject to upward adjustment in the event RCN incurred new indebtedness within 90 days after closing at a higher rate. In the event RCN or certain of its subsidiaries received net proceeds in respect of certain prepayment events such as asset sales or casualty events and such net proceeds were not applied to the repayment of amounts outstanding under the JPMorgan Credit Facility, RCN would have had to repay the Evergreen loans in an aggregate amount equal to such net proceeds or use such proceeds to acquire telecommunications assets, or for working capital. Following the termination of the JPMorgan Credit Facility, RCN would have been able to apply 50% of the net proceeds from such assets sales or casualty events to repay the Evergreen loans and not to reinvestment. RCN was obligated to apply 50% of excess cash flow for each fiscal year commencing on the earlier of (i) the fiscal year ending December 31, 2007 or (ii) the fiscal year in which all amounts outstanding under the JPMorgan Credit Facility had been paid in full or the Credit Facility did not prohibit such payment to prepay the Evergreen Facility, provided that any lender had the right to waive its right to receive the amount of such mandatory prepayment, and any amount was to be applied to the mandatory prepayment of other loans under the Evergreen Facility on a pro rata basis. Evergreen had a second priority lien on substantially all assets of RCN. The Evergreen Facility contained affirmative covenants, negative covenants and events of default substantially similar to those set forth in the JPMorgan Credit Facility. Upon closing, RCN paid a 4% or $1,660 funding fee to Evergreen. As of December 31, 2003, $0 was available to be drawn down from the Evergreen Facility and approximately $27,252 was outstanding.

In connection with the signing of the Evergreen Facility, RCN issued warrants to Evergreen to purchase 4,150,000 shares of the Predecessor’s common stock at an initial exercise price of $1.25 per share. The warrants were exercisable any time following three months from their issuance. RCN valued the warrants using the Black-

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

Scholes pricing model, applying an expected life of 5 years, a weighted average risk-free rate of 3.5%, a volatility rate of 70% and a deemed value of common stock of $1.67 per share. The estimated value of the warrants, $4,026, was recorded as a contra liability against the debt and was to be amortized over the next 5 years. The balance of the debt discount was $3,556 at December 31, 2003. The unamortized debt discount of $2,754 was recorded in the loss on liabilities subject to compromise and restructuring for the period of January 1 to December 20, 2004.

Notes

The 10% Senior Notes were issued under an indenture dated October 17, 1997 and were general senior obligations of RCN which were scheduled to mature on October 15, 2007. Interest on the 10% Senior Notes was payable in cash semi-annually in arrears on each April 15 and October 15. The 10% Senior Notes were redeemable, in whole or in part, at RCN’s option. The 10% Senior Notes had redemption prices starting at 105% of the principal amount and declining to 100% of the principal amount, plus any accrued interest.

The 11.125% Senior Discount Notes were issued under an indenture dated October 17, 1997 and were general senior obligations of RCN, limited to $601,045 aggregate principal amount at maturity and were scheduled to mature on October 15, 2007. The 11.125% Senior Discount Notes did not bear cash interest prior to October 15, 2002. The 11.125% Senior Discount Notes were redeemable, in whole or in part, at RCN’s option and had redemption prices starting at 105.562% of the principal amount at maturity and declining to 100% of the principal amount at maturity, plus any accrued interest.

The 9.8% Senior Discount Notes were general senior obligations of RCN, limited to $567,000 aggregate principal amount at maturity on February 15, 2008. The 9.8% Senior Discount Notes did not bear cash interest prior to February 15, 2003. The 9.8% Senior Discount Notes were redeemable, in whole or in part, at any time on or after February 15, 2003 at RCN’s option and had redemption prices starting at 104.9% of the principal amount at maturity and declining to 100% of the principal amount at maturity, plus any accrued interest.

The 11% Senior Discount Notes were general senior obligations of RCN, limited to $256,755 aggregate principal amount at maturity on July 1, 2008. The 11% Senior Discount Notes did not bear cash interest prior to January 1, 2003. The 11% Senior Discount Notes were redeemable, in whole or in part, at any time on or after July 1, 2003 and had redemption prices starting at 105.5% of the principal amount at maturity and declining to 100% of the principal amount at maturity, plus any accrued interest.

The 10.125% Senior Notes were general senior obligations of RCN, which matured on January 15, 2009. Interest on the 10.125% Senior Notes was payable in cash semi-annually in arrears on each July 15 and January 15. The 10.125% Senior Notes were redeemable, in whole or in part, at any time on or after January 15, 2005 at RCN’s option and had redemption prices starting at 105% of the principal amount and declining to 100% of the principal amount, plus any accrued interest.

All of the Notes discussed above contained certain covenants that, among other things, limited the ability of RCN and its subsidiaries to incur indebtedness, prepay subordinated indebtedness, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations. The Notes contained cross default provisions entitling holders to declare the Notes and any accrued and unpaid interest thereon immediately due and payable. At December 31, 2003 RCN was restricted from making any dividend payments under the terms of the Notes.

During the year ended December 31, 2003, RCN completed a debt repurchase for certain of its Senior Discount Notes. RCN retired approximately $75,151 in book and face value of its Senior Discount Notes. RCN

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

recognized a gain of approximately $45,556 from the early retirement of debt in which approximately $27,806 of cash was paid. In addition, RCN incurred fees of approximately $1,147 and wrote off debt issuance costs of approximately $642.

During the year ended December 31, 2002, RCN had completed various debt repurchases for certain of its Senior Discount Notes. RCN retired approximately $24,037 in face amount with a book value of $22,142. RCN recognized an extraordinary gain of approximately $13,073 from the early retirement of debt in which approximately $722 in cash was paid and 2,589,237 shares of common stock with a value of $7,875 had been issued. In addition, RCN incurred fees of $180 and wrote off debt issuance costs of $292. RCN adopted SFAS No. 145 on January 1, 2003. Accordingly, in the consolidated statements of operations for the year ended December 31, 2002, the extraordinary gains on early retirement of debt of $13,073 have been reclassified and are included in the results from continuing operations. The adoption of SFAS No. 145 did not have a material impact on RCN’s financial statement, cash flows or results from operations.

18. DEFERRED REORGANIZATION COSTS

Under U.S. bankruptcy law, actions by creditors to collect indebtedness a debtor owes prior to the petition date are generally stayed and certain other pre-petition contractual obligations may not be enforced against such debtor. All pre-petition liabilities of the RCN Debtors were classified as liabilities subject to compromise in the consolidated balance sheets prior to the Effective Date. On emergence, unsettled claims totaling $21,644 were reclassified to deferred reorganization costs and settlement negotiations have been ongoing. Adjustments to these amounts may result from negotiations, payments authorized by the Bankruptcy Court, and/or rejection of executory contracts and leases. Amounts recorded may ultimately be different than amounts filed by the creditors under the Bankruptcy Court claims reconciliation and resolution process.

Notices to creditors and equity holders of the commencement of the cases were mailed on June 10, 2004 and September 15, 2004. The Bankruptcy Court established August 11, 2004 as the general deadline for submission of proofs of claim for general unsecured claims against the RCN Debtors that filed Chapter 11 petitions on May 27, 2004, and October 1, 2004 as the bar date for the RCN Debtors that filed Chapter 11 petitions thereafter. Separate bar dates for certain other government claims were on November 23, 2004, February 1, 2005 and February 15, 2005 for the RCN Debtors that filed Chapter 11 petitions on May 27, 2004, August 5, 2004 and August 20, 2004, respectively. In accordance with the bar date notice approved by the Bankruptcy Court, holders of certain pre-petition claims against the RCN Debtors are required to file a proof of claim on or prior to the applicable bar date to be eligible to participate in any distribution of assets from the RCN Debtors in connection with a Plan.

Over 2,000 claims totaling approximately $1,350,000 were filed prior to the general bar dates. The RCN Debtors were engaged in the process of evaluating the proofs of claim filed in their Chapter 11 cases to determine whether objections seeking the disallowance, reclassification, or the reduction of certain asserted claims should be filed.

Legal Proceedings

On December 21, 2004, RCN and nine of its direct and indirect wholly-owned subsidiaries emerged from protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to direct and indirect protection under the Plan. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” for further discussion. Under the Plan, essentially all claims against Old RCN and the RCN Debtors that arose prior to the commencement of the Chapter 11 cases were discharged. Claims for monetary damages (and equitable claims that give rise to a right to payment in cash or stock), including most of the legal proceedings pending

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

against Old RCN at that time were included in the discharge. However, certain claims which were pending at the time the Plan became effective have not yet been resolved. The following is a description of those claims and of material legal proceedings in respect of claims alleged to have arisen after the commencement of the RCN Debtors’ Chapter 11 cases that were pending during or after the fourth quarter of 2004.

Prepetition Claims

Pursuant to the Plan, certain claims that arose prior to the commencement of the RCN Debtors’ Chapter 11 cases are entitled to share in the distributions under the Plan to the extent allowed. As of the date hereof, partial distributions have been made to certain holders of allowed prepetition claims. Further distributions will be made as and when objections to disputed and unliquidated claims are resolved. Although the majority of disputed claims have been resolved, the resolution of a few of the disputed claims is expected to continue through 2005.

Claims by Kemper Insurance

On or about August 9, 2004, Kemper Insurance (including its affiliated companies, American Motorists Insurance Company, Lumbermens Mutual Casual Company, American Protection Insurance Company, and American Manufacturing Mutual Company (collectively, “Kemper”)) filed general unsecured proofs of claim in an unliquidated amount in the Chapter 11 cases (the “Kemper Proofs of Claim”). Through the Kemper Proofs of Claim, Kemper seeks an unliquidated amount for unpaid premiums and other charges in connection with certain insurance policies, claims processing agreements and other agreements between Kemper and one or more of the RCN Debtors. RCN believes that claims alleged by the Kemper Proofs of Claim are without merit. To the extent that any money is in fact owed to Kemper, the RCN Debtors further believe that such amounts are owed solely by RCN and that none of RCN’s subsidiaries are liable for such amounts. On September 28, 2004, the RCN Debtors filed an objection to the Kemper Proofs of Claim. Since the filing of the objection, RCN and Kemper have agreed to consensually resolve the Kemper claims and expect to have the agreement memorialized shortly. Management does not believe this settlement will have a material impact on the financial position of RCN.

Claims by Merrill Lynch

On or about August 11, 2004 and September 28, 2004, Merrill Lynch, Pierce, Fenner & Smith (“Merrill”) filed general unsecured proofs of claims against RCN and the other RCN Debtors asserting that Merrill is entitled to a $9.8 million fee in connection with work it performed leading up to RCN’s restructuring (the “Merrill Proofs of Claim”). RCN and the RCN Debtors commenced an adversary proceeding in the Bankruptcy Court to contest the Merrill Proofs of Claim and assert damages to the RCN Debtors in an amount of $10 million, under theories of breach of implied covenant of good faith and fair dealing, unjust enrichment/restitution, preferential transfer, fraudulent conveyance, professional malpractice, breach of fiduciary duty, breach of contract and gross negligence. The adversary proceeding is presently in the early stages of discovery. While the RCN Debtors believe that this claim is without merit, the RCN Debtors cannot assure you of success in defending against the Merrill Proofs of Claim or in the prosecution of the RCN Debtors’ theory of damages in the adversarial proceedings. RCN, nevertheless, does not anticipate that an unfavorable outcome will exceed materially the amount in which the Merrill Proofs of Claim are asserted, plus any interest or costs assessed thereon. Because the Merrill Proofs of Claim are asserted against RCN and the other RCN Debtors, Merrill’s recovery under the Plan could be paid out in either stock or cash, depending whether Merrill’s remedy is against RCN or any or all of the remaining RCN Debtors, respectively.

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

Claims by the City of Chicago and Chicago Access Corporation

Prior to 2004, RCN-Chicago entered four separate non-exclusive franchise agreements with the City of Chicago under which RCN-Chicago was authorized and required to construct, install, maintain and operate a cable television system in various geographic regions of the City. Under the franchise agreements, RCN-Chicago was obligated to submit construction schedules and make certain fixed capital cost payments to the Chicago Access Corporation, an entity authorized by the Chicago Cable Ordinance to operate a public access cable channel in the City of Chicago. RCN posted surety bonds and letters of credit to secure its obligations under the agreements. Prior to filing for Chapter 11 protection, RCN-Chicago determined that completing the required construction would cost in excess of $350 million.

RCN-Chicago filed a petition with the Chicago Cable Commission seeking to modify the various franchise agreements to provide relief from the construction requirements, reduce surety obligations, and eliminate certain of the fixed capital cost payments to the Chicago Access Corporation. Notwithstanding RCN-Chicago’s petition for modification, the City imposed multi-million dollar fines on RCN-Chicago for purported breaches of the various franchise agreements. In February 2004, the City drew down on letters of credit and made demands against the surety bonds. In April 2004, the City denied RCN-Chicago’s petition for modification of the franchise agreements and continued to impose multi-million dollar fines and make demands against RCN’s surety. In August 2004, RCN-Chicago filed for Chapter 11 protection and simultaneously filed an adversary action in the Bankruptcy Court for injunctive relief to prevent the City from assessing and collecting any amounts for alleged breaches under any of the franchise agreements and for approval of the petition for franchise modifications, as well as seeking damages for the City’s alleged violations under federal law. The Chicago Access Corporation filed a proof of claim with the Bankruptcy Court in the amount of $1.275 million for RCN-Chicago’s alleged failure to make fixed capital payments that had allegedly become due. In November and December 2004, respectively, RCN and the City of Chicago and Chicago Access Corporation agreed to settle all disputes between them. In December 2004, the Bankruptcy Court approved these settlement agreements.

Claims by former stockholders

Edward T. Joyce v. RCN Corporation, et al.: Edward T. Joyce, as representative of former stockholders and warrant holders (including LaSalle options holders) of 21st Century Telecom Group, Inc. (“21st Century”) sued RCN in the Delaware Court of Chancery. Mr. Joyce is a former member of the board of directors of 21st Century. RCN acquired the stock of 21st Century pursuant to an Agreement and Plan of Merger that closed in April 2000 (the “Merger Agreement”). Pursuant to the Merger Agreement, RCN held back 10% of its common stock consideration (the “10% Holdback”) for a period of one year to allow for any indemnity claims. The Merger Agreement stated that the 10% Holdback would be based upon RCN’s stock price at the time the Merger Agreement was executed. The suit and proof of claim seeks reformation of the Merger Agreement to reflect what the plaintiffs allege was actually negotiated and agreed to: that the 10% Holdback would be based upon Old RCN’s stock price as of the end of the one year holdback period. Because RCN’s stock fell in value during this period, if the plaintiffs had prevailed, RCN would have had to distribute approximately 5 million additional shares of Old RCN’s common stock in consideration of the Merger Agreement. Mr. Joyce also filed a related proof of claim in RCN’s Chapter 11 case and a proof of claim based on his Lawsuit (the “Joyce Proofs of Claim”) . RCN and Mr. Joyce have reached a settlement regarding the Joyce Proofs of Claim which the Bankruptcy Court has approved. The court-approved settlement resolved all alleged liabilities of RCN to Joyce, including those asserted in the Delaware Court of Chancery.

Deborah Craig, et al. v. John Filipowicz, et al.: On September 22, 2004, former employee Deborah K. Craig (“Craig”), on behalf of the RCN Savings And Stock Ownership Plan (the “Savings Plan”) and its

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

participants and beneficiaries, filed a Motion For Leave To File Proof Of Claim (the “Late Claim Motion”), seeking to assert a claim (the “Craig Proof of Claim”) against RCN, after the claims bar date of August 11, 2004, for alleged violations of the Employee Retirement Income Security Act of 1974 (as amended, “ERISA”) to recover for alleged losses to the Savings Plan of approximately $26 million. On October 5, 2004, Craig filed a related Class Action Complaint against certain fiduciaries of the Savings Plan within the meaning of ERISA, captioned Craig v. Filipowicz, et al., Case No. 04-cv-07875 (JSR) (S.D.N.Y.), which was subsequently transferred to the District of New Jersey, with new Case No. 04-cv-05940 (SRC) (D.N.J.) (the “NJ Action”). On November 3, 2004, the Bankruptcy Court issued an order denying the Late Claim Motion in its entirety (the “Late Claim Order”), which Craig appealed to the United States District Court for the Southern District of New York. On December 20, 2004, Craig sought from the Bankruptcy Court limited relief (the “Injunction Relief Motion”), for the benefit of herself and all other similarly situated beneficiaries of the Savings Plan, from the injunction issued by the Bankruptcy Court’s order confirming the Plan for the purpose of naming RCN as a nominal defendant in the NJ Action. On February 16, 2005, Craig filed a motion on the NJ Action docket to have the NJ Action consolidated with certain other related actions, with a proposed caption In re RCN Corporation ERISA Litigation, Master File No. 04-cv-5068 (SRC) (the “Consolidated Action”). On March 18, 2005, the United States District Court for the Southern District of New York issued an order affirming the Late Claim Order. On April 1, 2005, the Bankruptcy Court entered an order (the “Injunction Relief Order”) granting the Injunction Relief Motion to the extent that (1) Craig and all other similarly situated parties (collectively, the “Plaintiffs”) are permitted to name RCN as a nominal defendant in the pending Consolidated Action and (2) the Plaintiffs may enforce any judgment obtained against RCN solely against any applicable insurance companies and only up to limits of any applicable insurance coverage, to the extent such coverage is available. The Injunction Relief Order does not prevent the Plaintiffs from pursuing litigation claims against others, including current or former directors, officers, employees, partners, members, or managers (collectively, the “Third Parties”) of RCN or any other reorganized debtor and collecting in full any judgment Plaintiffs may obtain against such Third Parties. As an express condition to the entry of the Injunction Relief Order, Craig waived any right to further appeal the denial of the Late Claim Order.

Rejection Damage Claims

Pursuant to the Plan, all claims arising out of the rejection of an executory contract and unexpired leases (“Rejection Damage Claims”) were required to be served upon the RCN Debtors and their counsel by January 7, 2005. The RCN Debtors agreed to voluntarily extend the bar date for filing of Rejection Damage Claims for certain programmers whom RCN contracted through the NCTC through January 28, 2005 due to the alleged failure of such programmers to receive timely notice that their contracts had been rejected. Any Rejection Damage Claims not filed against the RCN Debtors within the time period allowed under the Plan are forever barred under the Plan from assertion against any RCN Debtor.

Claims by Programmers

On or about January 5, 2005, the Game Show Network, LLC, filed a proof of claim in the amount of approximately $1 million based on notice of rejection of its agreement with Old RCN (the “GSN Proof of Claim”) for carriage of the Game Show Network (“GSN”). RCN expects to amicably resolve the GSN Proof of Claim because RCN has continued to carry and pay license fees for GSN programming despite the purported rejection and plans to opt into the current terms for GSN under the NCTC’s agreement. On or about January 27, 2005, three separate networks affiliated with Rainbow Media Holdings LCC (“RMH”), filed claims totaling approximately $4.7 million in the aggregate based on the rejection of agreements with RCN to carry the Independent Film Channel, Women’s Entertainment Channel and FUSE Networks (the “RMH Proofs of Claim”).

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

RCN has been in discussions with RMH to resolve the RMH Proofs of Claim and presently intends to object to the amounts claimed in each. At this time, RCN cannot assure you that it will be able to amicably resolve the GSN Proof of Claim and RMH Proofs of Claim or will be successful in any objection RCN might file to these proofs of claim. RCN, nevertheless, does not anticipate that an unfavorable outcome of either the GSN Proof of Claim or any or all of the RMH Proofs of Claim will exceed materially the amount in which each is asserted, plus any interest or costs assessed thereon, paid in accordance with the Plan.

Administrative Claims

Pursuant to the Plan, certain claims that arose after the commencement of RCN’s Chapter 11 cases (“Administrative Claims”) are entitled to payment in full to the extent allowed. On January 24, 2005, the deadline for filing Administrative Claim requests expired. As is typical in Chapter 11 cases, Administrative Claims were asserted against RCN in excess of amounts owed. In addition, certain of the Administrative Claim requests are not obligations of the RCN Debtors or were previously satisfied. On March 25, 2005, RCN filed an objection to the Administrative Claim requests. A hearing on the objection is scheduled for May 24, 2005. RCN does not expect the resolution of these claims to have a material adverse effect on its results of operations or financial condition.

Other Legal Proceedings

City of Chicago v. AT&T Broadband, et al.: RCN, like most if not all other cable providers, currently does not pay a franchise fee on its cable modem Internet access services on the basis that the FCC has determined that such Internet services are not “cable services” as defined in the Communications Act. RCN’s position has been challenged by the City of Chicago, which has brought suit against RCN-Chicago, as well as AT&T Broadband (now Comcast), the incumbent cable operator in RCN-Chicago’s franchise service area, and the other franchised cable television operator in the City of Chicago (collectively, the “Defendants”). The Defendants removed the action to federal court and succeeded initially in obtaining dismissal of the action on the ground that cable modem service, as a matter of law, is not a “cable television service” within the scope of the franchise agreements and therefore cannot be subject to the agreements’ franchise fee provision, which by its express terms is to be interpreted and applied in accordance with the Communications Act. The City of Chicago appealed both the removal to federal District Court and the District Court’s dismissal of its case to the U.S. Seventh Circuit Court of Appeals. On October 1, 2004, the Seventh Circuit vacated on jurisdictional grounds the District Court’s decision dismissing the City of Chicago’s claims, and remanded the case back to the Circuit Court for Cook County, Illinois, for further proceedings. The Seventh Circuit expressed no opinion on the merits of the case, which will now be litigated in the Cook County Circuit Court as though the initial District Court decision, which was favorable to RCN, had never been rendered. In the event the City of Chicago were ultimately to prevail on its complaint, RCN-Chicago would need to pay the 5% franchise fee on its cable modem revenues and pass through the additional fees to its cable modem Internet service customers, which would raise their rates as compared to the high-speed Internet services provided by ILECs and therefore have an adverse effect on RCN-Chicago’s ability to compete with such providers. However, because any adverse result will affect all of RCN-Chicago’s cable competitors in the Chicago market, such a ruling would likely not have a disproportionate effect on Reorganized RCN’s ability to compete with other cable operators in the Chicago market. RCN cannot assure you that it will not be subject to gross revenue fees or other regulation of its cable modem Internet access services in the future.

RCN or its subsidiaries are defendants in numerous personal injury, employment law and other matters in various jurisdictions that arise in the ordinary course of its business. None of these matters, individually or in the aggregate, is expected to be material.

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

19. REORGANIZATION EXPENSES

Reorganization costs represent amounts RCN incurred as a result of the Chapter 11 reorganization process and are presented separately in the table listed below.

Predecessor December 20, 2004
Professional Fees:
Legal	$17,626
Bankers	23,123
Consultants	15,831
Auditors	558
Employee Costs	4,001
Interest Income	(497)
Other	31,912

Total Reorganization Items	$92,554

The following provides additional information relating to the above deferred reorganization items:

•	Professional fees—Professional fees include financial, legal and valuation services directly associated with the reorganization process.

•	Employee costs—RCN implemented a Bankruptcy Court approved retention plan that provides for cash incentives to key members of RCN’s management team. The retention plan is a milestone-based plan expected to encourage employees to continue their employment through the reorganization process.

•	Interest income—Interest income represents interest income earned by the Debtors as a result of excess cash balances due to the Chapter 11 filing.

•	Other—Other represents Franchise restructuring expenses, Director and Officer insurance and Investor Notifications and communications.

20. INCOME TAXES

The provision/(benefit) for income taxes is compromised of the following:

	Successor	Predecessor
	December 21 to December 31 2004	January 1 to December 20 2004	December 31 2003	December 31 2002
Current taxes	$—	$98	$50	$212
Deferred taxes	—	(212)	1,221	(1,206)

Provision (Benefit) for income taxes:
From continuing operations	—	(114)	1,271	(994)
From discontinued operations	—	—	—	187

Total provision (benefit) for income taxes	$—	$(114)	$1,271	$(807)

There is no tax benefit for the Successor period as a full valuation allowance has been provided.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

Temporary differences that give rise to a significant portion of deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

	Successor	Predecessor
	December 31 2004	December 31 2003
Net operating losses carryforwards	$1,006,625	$1,038,831
Employee benefit plan	5,291	24,862
Reserve for bad debt	1,795	2,140
Start-up costs		2,625
Stock based compensation		46,969
Investment in unconsolidated entity	44,448	53,049
Unearned revenue	1,573
Deferred rent	6,757
Reserve for obsolete inventory	3,699
Accruals for non-recurring charges and contract settlements	3,913	20,986
Intangibles		25,453
Plant, property, and equipment	181,914	229,819
Other, net	3,331	2,423

Total deferred tax assets	1,259,346	1,447,157

Intangibles	(39,971)

Total deferred tax liabilities	(39,971)	0

Subtotal	1,219,375	1,447,157

Valuation allowance	(1,219,375)	(1,447,175)

Total deferred taxes	0	(18)

During 2004, RCN generated federal net operating losses of approximately $296,662 resulting in a deferred tax asset of approximately $103,832. In the year ended December 31, 2003, RCN generated federal net operating losses of approximately $339,732 resulting in a deferred tax asset of approximately $118,906. In the opinion of management, RCN is not certain of the realization of its deferred tax assets. Thus, a valuation allowance has been provided against the net federal deferred tax asset. A valuation allowance has also been provided, as in past years, against the net state deferred tax assets, which in the opinion of management are also uncertain as to their realization.

Net operating losses will expire as follows:

	Federal	State
2005–2015	$36,185	$2,194,014
2016–2024	2,323,940	4,828,227

Total	$2,360,125	$7,022,241

The net change in the valuation allowance for deferred tax assets during 2004 was a decrease of $327,800 and during 2003 was an increase of $141,559. The valuation allowance is primarily related to deferred tax assets due to the uncertainty of realizing the full benefit of the net operating loss (“NOL”) carryforwards. In evaluating

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

the amount of the valuation allowance needed, RCN considers the prior operating results and future plans and expectations. The utilization period of the NOL carryforwards and the turnaround period of other temporary differences are also considered. Certain of RCN’s NOLs begin to expire in 2005. The future recognition of such amounts and other deferred tax assets will first reduce the carrying value of goodwill recorded as part of the reorganization, if any, and then reduce other intangible assets. Any of these deferred tax assets recognized in excess of the carrying value of intangible assets will be treated as an increase to additional paid-in capital.

The provision/(benefit) for income tax is different from the amounts computed by applying the U.S. statutory federal tax rate of 35%. The differences are as follows:

	Successor	Predecessor
	December 21 to December 31, 2004	January 1 to December 20, 2004	December 31, 2003	December 31, 2002
(Loss)/benefit before provision for income taxes	$(3,688)	$1,062,632	$(325,701)	$(1,408,996)

Federal income tax (benefit) expense at statutory rate	$(1,291)	$371,921	$(113,550)	$(493,148)
State income taxes net of federal income tax provision (benefit)	—	64	161	(48)
Federal valuation allowance	1,291	(129,508)	114,613	471,413
Amortization of goodwill expenses				11,624
Estimated nondeductible expenses		30	47	(880)
FMV stock bondholders received		(253,400)
Reverse stock based compensation		52,793
Capitalized interest				10,976
Restructure costs		28,501
Fresh start adjustments		(111,662)
Other, net		41,147		(744)

Total provision (benefit) for income taxes	$—	$(114)	$1,271	$(807)

In connection with RCN’s emergence from bankruptcy, RCN realized substantial cancellation of debt income (CODI). This income will not be taxable for the U.S. income tax purposes because the CODI resulted from RCN’s reorganization under the Bankruptcy Code. However, for U.S. income tax reporting purposes, RCN will be required as of the beginning of its 2005 taxable year to reduce certain tax attributes, such as net operating loss carryforwards equal to the gain on the extinguishment of debt. The amount of reduction in tax attributes for the U.S. income tax reporting purposes will be approximately $457,388. This reduction in NOLs has been recorded in the information provided.

The reorganization of RCN on the Effective Date constituted an ownership change under Section 382 of the Internal Revenue Code, and the use of any of RCN’s net operating loss carryforwards and certain subsequently recognized “built-in” losses and deductions, if any, existing prior to the ownership change that are not reduced pursuant to these provisions may be subject to an overall annual limitation. If, however RCN qualifies under IRC 382 (f)(5) of the Internal Revenue Code of 1986, as amended, and RCN does not undergo a second ownership for a period of two years from the Effective Date, RCN may not incur any limitation.

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

21. STOCKHOLDERS’ EQUITY AND STOCK PLANS

Successor

On December 21, 2004 RCN issued 36,020,850 shares of common stock with a par value of $.01 of which 31,919,044 were issued to certain of its former bond holders and other general unsecured creditors as the first distribution, and 4,101,806 shares were placed in reserve to settle disputed claims against RCN that were still outstanding. As of December 31, 2004, RCN’s management valued the remaining allowed claims under the Plan at approximately $131,400. This amount and the shares of common stock that will be issued in satisfaction of these remaining allowed claims has been classified as committed stock on the balance sheet. Upon issuance of these shares RCN will reclass the amount of the claims to additional paid in capital.

On April 12, 2005, RCN made a second distribution of 3,244,085 shares of common stock to certain of its former bond holders and other general unsecured creditors in settlement of filed claims valued at approximately $103,800. As of May 6, 2005, 857,721 shares remain in reserve. RCN intends to make one or more further distributions of the remaining shares of common stock to the general unsecured creditors and the former bond holders on a pro rata basis as disputed claims are resolved.

RCN was also authorized by the Plan to issue 735,119 of new warrants. Each warrant allows the holder to purchase one share of RCN’s common stock for a price of $34.16. As of December 31, 2004, no warrants were outstanding.

The Plan of Reorganization also authorized RCN to issue Convertible Second-Lien Notes (See Note 17) that are convertible by the holder at any time at a ratio of 41.667 shares for each $1,000 note. As of December 31, 2004, the Convertible Second-Lien Notes may be convertible into 4,968,204 shares of RCN’s common stock.

No stock or options have been issued to directors, management or employees of the Successor. However, up to 10% of stock (on a fully diluted basis) will be available under a management incentive plan, subject to the approval of the stockholders.

Predecessor

In May 2002, the shareholders approved an amendment to RCN’s Amended and Restated Certificate of Incorporation (as amended), to increase the number of authorized shares of capital stock from 725,000,000, of which 25,000,000 shares are Preferred Stock and 400,000,000 are Non-Voting Class B Common Stock, to 925,000,000, including the same 25,000,000 shares of Preferred Stock and 400,000,000 of Non-Voting Class B Common Stock, and to increase the shares of Common stock from 300,000,000 to 500,000,000.

Therefore, RCN had authorized 500,000,000 shares of $1 par value Common stock and 400,000,000 shares of $1 par value Class B nonvoting common stock. RCN also authorized 25,000,000 shares of $1 par value preferred stock.

In May 2002, the shareholders approved an amendment to RCN’s Amended and Restated Certificate of Incorporation (as amended), to effect a reverse stock split of its Common Stock. The effective date of the reverse stock split was to be any date selected by the board of directors on or prior to RCN’s next annual meeting of shareholders. Alternatively, the Board may have, at its sole discretion, determined that the reverse stock split was not in the best interests of RCN and its shareholders and not effected the reverse stock split.

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

In December of 2001, RCN adopted a stockholder rights plan. Under the plan, each stockholder of record on December 17, 2001 would have received a distribution of one Right for each share of Common stock of RCN. The Rights would have become exercisable only if a person acquired, or had the Company announced a tender offer that would have resulted in ownership of 15% or more of RCN’s Voting Common stock. RCN may have redeemed the Rights for $0.001 per Right, subject to adjustment, at any time before the acquisition by a person or group of 15% or more of RCN’s ordinary shares. The Rights would have expired on December 5, 2011.

Non-Cash Stock-Based Compensation

Non-cash stock-based compensation was recognized in connection with the following plans in the following amounts during the years ended:

	For the years ended December 31,
	Predecessor/ Successor* 2004	Predecessor 2003	Predecessor 2002
Incentive stock options	$92	$190	$8,418
Incentive stock options (exchange related)	937	2,342	5,619
Outperform stock options	471	929	16,048
Outperform stock options (exchange related)	2,348	3,987	7,033
Restricted stock	316	(3,184)	(452)
Executive stock purchase plan	250	428	1,055

Total non-cash stock-based compensation	$4,414	$4,692	$37,721

*	No stock based compensation was recognized for the Successor in 2004.

Option Exchange Program

During the quarter ended December 31, 2001, RCN completed a stock option exchange offer. Under the offer, all options with a strike price below $16.00 were eligible to be exchanged in the ratio of 3 new options for 4 old options and options with a strike price of $16.00 and above were eligible to be exchanged in the ratio of 1 new option for 2 old options. Approximately 6,150,000 new stock options were issued as a result of the exchange program and approximately 9,750,000 stock options were cancelled. Approximately 1,622,000 new Outperform Stock Options (“OSO’s”) were issued as a result of the exchange program and approximately 3,163,000 OSO’s were cancelled. The strike price of the new options was $1.95 and the new stock options vested monthly over a three-year period and the term of the new options was to be five years. The OSO’s vested monthly over a five-year period and the term of the new OSO’s was to be ten years. Although the options were exchanged, GAAP required that additional non-cash stock based compensation be recorded as a result of the program.

Stock Options

The 1997 RCN Corporation Stock Option Plan (“the 1997 Plan”) contemplated the issuance of incentive stock options, as well as stock options that were not designated as incentive stock options, performance-based stock options, stock appreciation rights, performance share units, restricted stock, phantom stock units and other stock-based awards (collectively, “Awards”). Up to 30,000,000 shares of Common stock, plus 3,040,100 shares of Common stock that were issuable in connection with the Distribution related option adjustments, may have been issued pursuant to the Plan.

Unless it was terminated earlier by the RCN Board, the 1997 Plan would have expired on the tenth anniversary of the Distribution.

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

The RCN Corporation 1997 Stock Plan for Non-Employee Directors contemplated the issuance of 1,000,000 options to purchase shares of common stock for directors of RCN who were not employees of RCN or its affiliates. This plan required the exercise price for these options to be equal to the fair market value of RCN’s stock on the date of grant, the term was ten years from the date of grant, and the options became exercisable immediately.

As a result of the option exchange program, approximately 6,150,000 new Incentive Stock Options (“ISO’s”) were granted and approximately 9,750,000 pre-existing stock options were cancelled since its inception. The incremental fair value of the options as a result of the exchange under SFAS No. 123 was $10,115. For the period from January 1 to December 20, 2004 (Predecessor) and for the years ended December 31, 2003 and 2002 RCN recognized non-cash stock based compensation expense of $937, $2,342, and $5,619, respectively, related to the exchange program for the ISO’s. Under SFAS No. 123, the unamortized non-cash stock based compensation costs related to the cancelled options was recognized based on the service period associated with the new terms of the new options.

Excluding the options granted as a result of the option exchange program, RCN granted approximately 97,700, and 288,000 ISO’s to employees and non-employee directors during the years ended December 31, 2003 and 2002, respectively, with a fair value under SFAS No. 123 of $51 and $400, respectively. The fair value of stock options recognized during the period from January 1 to December 20, 2004 and for the years ended December 31, 2003 and 2002 were $92, $190, and $8,418, respectively.

As of December 31, 2004, no Successor stock options had been granted and no stock compensation expense was recognized in the period from December 21 to December 31, 2004.

No stock options were granted during the period January 1 to December 20, 2004. The weighted-average fair value of ISOs granted during the years ended December 31, 2003 and 2002 was $0.52 and $1.39, respectively. There were no ISOs issued for the period from January 1 to December 20, 2004.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with weighted average assumptions for dividend yield of 0% for 2004, 2003 and 2002; expected volatility for 2004, 2003 and 2002 of 97.5%; a risk-free interest rate of 3.93% for 2004, 2003 and 2002; and expected lives of 3 years for 2003 and 2002.

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

Information relating to Incentive stock options and Non-qualified stock options are as follows:

	Number of Options	Weighted Average Exercise Price
Grants Outstanding, December 31, 2001	8,485,858	$5.21
Granted	288,100	$1.28
Exercised	4,338	$1.95
Cancelled	1,538,971	$7.77

Grants Outstanding, December 31, 2002	7,230,649	$4.51
Granted	97,700	$0.92
Exercised	289,336	$1.93
Cancelled	1,275,335	$14.92

Grants Outstanding, December 31, 2003	5,763,678
Granted	—
Exercised	834	$1.02
Cancelled	1,152,233	$4.66
Grants Outstanding, December 20, 2004	4,610,611	$3.97
Cancelled	4,610,611	$3.97

Grants Outstanding, December 31, 2004	$—

Shares exercisable December 31, 2004	—

The following table summarizes stock options outstanding and exercisable at December 20, 2004:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.51 - 1.95	3,319,766	6.7	$1.89	3,220,289	$1.92
$ 2.15 - 5.69	463,339	6.1	$3.78	458,673	$3.80
$ 6.13 - 15.88	654,636	0.7	$7.97	654,636	$7.97
$18.25 - 48.50	172,870	4.8	$29.37	172,870	$29.37

	4,610,611	5.7		4,506,468

Outperform Stock Option Plan

In June 2000, RCN adopted an OSO program pursuant to RCN’s 1997 Equity Incentive Plan. The OSO program was designed so that RCN’s stockholders would receive a market return on their investment before OSO holders receive any return on their options. Participants in the OSO program do not realize any value from awards unless the Common stock price outperformed the S&P 500 Index. When the stock price gain was greater than the corresponding gain on the S&P 500 Index, the value received for awards under the OSO program was based on a formula involving a multiplier related to the level by which the Common stock outperformed the S&P 500 Index. To the extent that RCN’s Common stock outperformed the S&P 500 Index, the value of the OSO’s to a holder may have exceeded the value of other stock options.

OSO grants were only made to participants who were employees of RCN as of the grant date. Each award vested over five years and had a ten-year life.

As a result of the option exchange program, approximately 1,622,000 new OSO’s were granted and approximately 3,163,000 pre-existing stock options were cancelled. The incremental fair value of the options as a result of the exchange under SFAS No. 123 was $16,614. For the period from January 1 to December 20, 2004 and the years ended December 31, 2003 and 2002 RCN recognized non-cash stock based compensation expense of $2,348, $3,987 and $7,033, respectively, related to the exchange program for the OSO’s. The unamortized

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

non-cash stock-based compensation costs related to the cancelled options were recognized based on the service period associated with the new terms of the new options.

Excluding the options granted as a result of the option exchange program, RCN granted 750,000 and 563,000 OSO’s to directors and employees during the years ended December 31, 2003 and 2002 with a fair value of $423, and $2,785, respectively. During the period from January 1, 2004 to December 20, 2004 (Predecessor) and for the years ended December 31, 2003 and 2002 the fair value recognized for OSO’s, in addition to the exchange, were $471, $929 and $16,048, respectively. As of December 31, 2004, no Successor stock options had been granted and no stock compensated expense was recognized in the period from December 21 to December 31, 2004.

The weighted-average fair value of OSOs granted during 2003 and 2002 was $0.56 and $4.95, respectively. No OSOs were issued for the period from January 1 to December 20, 2004. No OSOs were granted during the period January 1 to December 20, 2004.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with weighted average assumptions for dividend yield of 0% for 2004, 2003 and 2002; expected volatility of 97.5% for 2004, 2003 and 2002; risk-free interest rates of 3.93% for 2004, 2003 and 2002; and expected lives of 5 years for 2004, 2003 and 2002.

Information relating to outperform stock options is as follows:

	Number of Options	Weighted Average Exercise Price
Grants Outstanding, December 31, 2001	2,046,875	$2.23
Granted	563,000	$1.97
Exercised	—	—
Cancelled	—	—

Grants Outstanding, December 31, 2002	2,609,875	$2.17
Granted	750,000	$.96
Exercised	—	—
Cancelled	150,000	$2.90

Grants Outstanding, December 31, 2003	3,209,875	$1.85
Granted	—
Exercised	—
Cancelled	656,875	$2.12
Grants Outstanding, December 20, 2004	2,553,000	$1.79
Cancelled	2,553,000	$1.79

Grants Outstanding, December 20, 2004	—

The following table summarizes OSOs outstanding at December 20, 2004:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.84-$1.21	750,000	8.1	$0.96	350,000	$2.06
$1.95-$3.32	1,803,000	6.8	$2.14	1,287,869	$3.00

	2,553,000			1,637,869

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

Restricted Stock

For the period from January 1 to December 20, 2004 and during the years ended December 31, 2003 and 2002, RCN issued 10,000, 994,567 and 775,212 shares of restricted stock with an approximate fair value of $2, $1,331 and $863, respectively. During the performance period the grantee may have voted the shares, but the shares were subject to transfer restrictions and were all or partially forfeited if a grantee terminated employment with RCN. The restricted stock granted in 2004 vested over a period of six months and the restricted stock granted in 2003 vested over a period of six months or two years and restricted stock granted in 2002 vested over two years. The restricted stock was considered issued and outstanding.

Including the effect of forfeitures, RCN recorded $316, ($3,184), and ($452) of non-cash stock-based compensation expense for the period from January 1 to December 20, 2004 and for the years ended December 31, 2003 and 2002 relating to its restricted stock program.

As of December 20, 2004, December 31, 2003 and 2002, RCN had unearned compensation costs of $32 (written-off in “fresh-start”), $342 and $4,336, respectively, which was being amortized to expense over the restriction period.

Preferred Stock

On the Effective Date of the Plan, December 21, 2004, all of the existing securities of RCN, including the existing common stock, preferred stock and warrants, were extinguished and deemed cancelled. RCN has no intentions of issuing any preferred stock in the near future.

In April 1999, HMF IV purchased 250,000 shares of Series A Preferred Stock, par value $1 per share, for gross proceeds of $250,000. The Series A Preferred Stock was convertible into common stock at any time and was subject to a mandatory redemption on March 31, 2014 at $1.00 per share, plus accrued and unpaid dividends, but may have been called by RCN after four years. The Series A Preferred Stock was cumulative and had an annual dividend rate of 7% payable quarterly in cash or additional shares of Series A Preferred Stock and had a conversion price of $38.71 per share. At December 20, 2004 RCN had paid cumulative dividends in the amount of approximately $97,213 in the form of additional Series A Preferred Stock. At December 20, 2004 the number of common shares that would be issued upon conversion of the Series A Preferred Stock was 9,614,409. In connection with the investment, the holder appointed a director to RCN’s board of directors.

In February 2000, Vulcan Ventures Incorporated (“Vulcan”), purchased $1,650,000 of mandatorily convertible cumulative Series B preferred stock (the “Series B Preferred Stock”), which would have been converted into Common stock or Class B stock no later than seven years after it was issued. RCN had the option of redeeming at any time after August 28, 2003. The Series B Preferred Stock had a liquidation preference of $1,000 per share and was convertible at a price of $61.75 per share. All dividends would be paid in additional shares of Series B Preferred Stock. At December 20, 2003 RCN had paid cumulative dividends in the amount of $503,744 in the form of additional shares of Series B Preferred Stock. On December 31, 2003, Vulcan elected to convert 705,507 shares of Series B Preferred Stock into 11,424,810 shares of Class B Common stock and simultaneously sold such common shares, along with an additional 247,009 shares of Series B Preferred Stock. At December 20, 2004 the number of shares that would be issued upon conversion of the Series B Preferred Stock was 25,137,670. In connection with the investment, Vulcan appointed two directors to RCN’s board of directors. Under the terms of the agreement between Vulcan and RCN, Vulcan may have designated for election up to two directors to RCN’s board of directors. The Preferred Stock has a dividend rate of 7% per annum. The investment is limited to a 15% vote, in most cases.

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

In accordance with the Stock Purchase agreement between RCN and Vulcan, in the event of a change of control, Vulcan may have, at its election (i), continued to hold the Preferred Stock, (ii) converted the Preferred Stock into Common Stock and received, in addition, an amount of cash equal to the value on an as-converted basis of the additional Preferred Stock dividends it would have received on the Preferred Stock if it had remained outstanding through the Non-Call Period, or (iii) redeemed the Preferred Stock (or, if the change of control occurred on or after February 15, 2003, 50% of the Preferred Stock) for a cash price equal to 110% of the value of the Preferred Stock on an as-converted basis, provided that if the change of control occurred after the end of the Non-Call Period, the redemption price would have been 100% of the liquidation preference.

Executive Stock Purchase Plan

RCN had an Executive Stock Purchase Plan (“ESPP”), under which participants deferred, on a tax-free basis, up to 20% of their annual salary plus bonus. The deferred funds were used to purchase shares of RCN Common Stock. Share units corresponding to the shares purchased were credited to participants’ accounts and held for the benefit of the participant until the earlier of the end of the deferral period (no less than 3 years) or termination of employment. RCN issued a matching share unit for each share unit that was credited to a participant’s account. The share units did not give such participant any rights as a shareholder. The matching share units vest three years from the deferral and are subject to forfeiture as provided in the ESPP.

The number of shares, which may have been distributed under the RCN ESPP as matching shares, or in payment of share units, was 500,000. At December 20, 2004 there were $0 RCN ESPP shares arising from participants contributions and $0 matching shares. At December 31, 2003, there were 757,265 RCN ESPP shares arising from participants’ contributions and 757,265 matching shares. For the year ended December 31, 2003, deferred compensation cost relating to matching shares was $293. Expense recognized for the period from January 1 to December 20, 2004 and for the years ended December 31, 2003 and 2002 were $251, $428 and $1,055, respectively. Matching shares were included in weighted average shares outstanding for purposes of computing earnings/loss per share.

22. PENSIONS AND EMPLOYEE BENEFITS

In 1997, RCN established a 401(k) savings plan that also qualifies as an ESOP (the “ESOP”). Contributions charged to expense in 2004 (Predecessor), 2003, and 2002 for these plans were $2,325, $2,213, and $3,761, respectively.

In order to meet the requirements of the Private Letter Ruling received at the time of the tax-free distribution of RCN stock with respect to its spin-off from CTE, RCN had a contingent obligation to fund the ESOP portion of its 401(k) plan with shares of RCN common stock by September 30, 2002 up to 3% of the total number of shares of RCN Common stock outstanding at September 30, 1997 as increased by the number of shares issuable to NSTAR pursuant to the Exchange Agreement (collectively, “Outstanding RCN Common Stock”) with a market value at such time of not less than $24,000, RCN will issue to the ESOP, in exchange for a note from the ESOP (the “ESOP Note”), the amount of RCN common stock necessary to increase the ESOP’s holdings of Company Common stock to that level, provided, however, that RCN is not obligated to issue shares to the ESOP in excess of 5% of the total number of shares of outstanding RCN common Stock.

During the second quarter of 2001, RCN received a supplemental IRS Letter Ruling modifying RCN’s contingent funding obligation to 3% of RCN’s outstanding shares immediately after the spin-off, or approximately 1.64 million shares of common stock, to the ESOP portion of the 401(k) plan, regardless of the value of the shares in the ESOP.

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

During the third quarter of 2002, RCN received a second supplemental IRS Letter Ruling indicating diversification of assets within the ESOP initiated by employees as well as disposition of assets held by the ESOP in connection with the termination of employment, which will not have an adverse impact on rulings previously issued.

As of September 30, 2002, the ESOP owned company common stock exceeding the requirements of the Private Letter Ruling and its supplemental rulings.

In addition, RCN had two additional 401(k) savings plans as the result of the 21st Century acquisition. Both plans were employee contribution plans with no employer matching contribution. RCN merged these plans into the existing RCN 401(k) savings plan.

23. COMMITMENTS AND CONTINGENCIES

Total rental expense, primarily for office space and equipment, was $23,045 and $558 for the period December 21, 2004 through December 31, 2004 (Successor Company) and for the period January 1, 2004 through December 20, 2004 (Predecessor Company), respectively, and $22,584 and $29,775 for 2003 and 2002, respectively. At December 31, 2004, rental commitments under non-cancelable leases, excluding annual pole rental commitments of approximately $26,012 that are expected to continue indefinitely, are as follows:

Year	Aggregate Amounts
2005	$20,855
2006	$20,439
2007	$20,394
2008	$20,067
2009	$17,566
Thereafter	$50,208

RCN also has outstanding letters of credit aggregating $29,977 at December 31, 2004 of which $10,162 is collateralized by cash.

In addition to the above, in the normal course of business, RCN becomes party to various legal proceedings of which there are several pending. In the opinion of management, these proceedings will not have a material adverse effect on the financial position or results of operations or liquidity of RCN.

24. RELATED PARTY TRANSACTIONS

As described more fully in Notes 7 and 14, RCN owned a 50% interest in Starpower prior to December 21, 2004 when the Successor acquired the remaining 50% interest from Pepco. RCN and Starpower were party to several agreements under which RCN provided certain support services to Starpower. These services included accounting and technical services, customer service and administrative support. RCN charged these services to Starpower at cost. The amount of such services provided by RCN to Starpower for the period of January 1 to December 20, 2004 (Predecessor Company) and for the years ending December 31, 2003 and December 31, 2002 were $11,699, $18,452, and $17,782, respectively. RCN also sells long distance telecommunications services to Starpower for resale to Starpower’s customers at cost. Revenue and cost of revenue recorded for these sales were $682, $1,010 and $255 for the period of January 1 to December 20, 2004 (Predecessor Company) and for the years ending December 31, 2003 and December 31, 2002, respectively. RCN had receivables from Starpower for these transactions of $10,173 at December 31, 2003.

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

Starpower, which as of December 21, 2004 was a wholly owned subsidiary of RCN, pays Pepco for right-of-way access for its broadband network. Expenses related to this access were $1,387, $1,421 and $1,638 for the period of January 1 to December 20, 2004 (Predecessor Company) and the years ended December 31, 2003 and December 31, 2002, respectively. Starpower also purchases equipment, most of which is capitalized and utility services from Pepco. These purchases were $2,401 for the period of January 1 to December 20, 2004 (Predecessor Company) and $2,365 and $3,068 for the years ended December 31, 2003 and 2002, respectively. RCN had payables to Pepco related to these transactions of $612 at December 31, 2004. Starpower has payables to Pepco of $504 at December 31, 2003.

As described more fully in Note 14, RCN was party to a joint venture, RCN-Becocom, with NSTAR. The JV terminated on December 24, 2003. RCN-Becocom, now a wholly owned subsidiary of RCN continues to make payments to NSTAR for right-of-way access and utility expenses. The amount of expense recorded by RCN for payments to Becocom were $7,504, $7,804 and $10,630 for the period January 1 to December 20, 2004 (Predecessor Company) and for the years ended December 31, 2003 and December 31, 2002, respectively. RCN had payables to NSTAR related to these expenses of $920 and $748 at December 31, 2004, December 31, 2003, respectively.

25. OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

Certain financial instruments potentially subject RCN to concentrations of credit risk. These financial instruments consist primarily of trade receivables, cash and temporary cash investments, and short-term investments.

RCN places its cash, temporary cash investments and short-term investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. RCN also periodically evaluates the creditworthiness of the institutions with which it invests. RCN does, however, maintain invested balances in excess of federally insured limits.

RCN’s trade receivables reflect a customer base primarily centered in the Boston to Washington, D.C. corridor of the United States. RCN routinely assesses the financial strength of its customers. As a consequence, concentrations of credit risk are limited.

26.    PREPAYMENTS AND OTHER CURRENT ASSETS:

The following table reflects the components of Prepayments and other current assets for the Successor and Predecessor companies as of December 31, 2004 and 2003:

	Successor December 31, 2004	Predecessor December 31, 2003
Prepaid Maintenance	$2,389	$2,295
Prepaid Rent	1,519	2,291
Prepaid Taxes	3,986	4,537
Prepaid Insurance	2,225	5,555
Prepaid Other	6,514	3,494
Security deposits	604	1,990
Escrow accounts	4,963	11,504
Other current assets	173	1,398

Total prepayments and other current assets	$22,373	$33,064

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Thousands of Dollars, Except Share and Per Share Data)

27.    SELECTED FINANCIAL DATA (UNAUDITED):

RCN CORPORATION

SELECTED QUARTERLY FINANCIAL DATA

Thousands of Dollars Except Per Share Amounts

For the Years Ended December 31, 2003 and 2004

	Predecessor 2004				Successor 2004 4th Quarter
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$121,260	$121,281	$121,358	$106,560	$16,372
Operating Income/(loss) before non-cash stock-based compensation, depreciation and amortization, and goodwill write-down and other charges	$3,417	$21,383	$10,007	$24,851	$2,418
Net Income/(loss) from continuing operations	$(97,082)	$(71,575)	$(75,081)	$1,207,026	$(3,688)
Income/(loss) before discontinued operations per average share	$(1.06)	$(0.75)	$(0.61)	$10.89	$(0.10)
Net Income/(loss) available to common shareholders	$(37,312)	$(94,139)	$(75,445)	$1,208,066	$(3,688)

Common Stock
High	$1.58	$0.33	$0.14	$0.07	$23.25
Low	$0.25	$0.10	$0.04	$0.01	$19.05

	Predecessor 2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$117,595	$114,461	$114,991		$137,807
Operating Income/(loss) before non-cash stock-based compensation, depreciation and amortization, and goodwill write-down and other charges	$(4,474)	$3,407	$(697)		$4,207
Net Income/(loss) from continuing operations	$(94,675)	$(85,583)	$(69,533)	$
Income/(loss) before discontinued operations per average share	$(0.86)	$(0.77)	$(0.62)		$(2.26)
Net Income/(loss) available to common shareholders	$32,353	$(126,432)	$(110,534)		$(294,480)

Common Stock
High	$1.12	$2.19	$3.28		$2.13
Low	$0.65	$0.66	$1.78		$0.68

28.    OTHER INFORMATION

On May 6, 2005, RCN entered into (1) an employment agreement with Peter D. Aquino to serve as RCN’s President and Chief Executive Officer and (2) an employment agreement with James Mooney to serve as Chairman of RCN’s board of directors. See “Executive Compensation—Executive Officers’ Employment Agreements” for a summary of these agreements. These agreements are filed as Exhibits 10.9 and 10.10 to this Annual Report.

SCHEDULE II

RCN CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES*

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

(THOUSANDS OF DOLLARS)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Addition		Deductions	Balance at End of Period
		Charged to Cost and Expense	Charged to Other Accounts
Allowance for Doubtful Accounts— Deducted from Accounts Receivable in the Consolidated Balance Sheets

2004 Successor December 21, 2004 – December 31, 2004	$3,606	$342	$620	$	$4,568
2004 Predecessor January 1, 2004 – December 20, 2004	$5,923	$8,617	$2,360	$13,294	$3,606
2003 Predecessor	$10,653	$12,335	$848	$17,913	$5,923
2002 Predecessor	$17,030	$12,490	$397	$19,264	$10,653

Allowance for Deferred Tax Assets— Deducted from Deferred Tax Assets in the Consolidated Balance Sheets

2004 Successor at December 31, 2004	$1,218,084	$1,291	$—	$—	$1,219,375
2004 Predecessor at December 20, 2004	$1,447,175	$21,342	$—	$250,433	$1,218,084
2003	$1,305,634	$184,122	$—	$42,581	$1,447,175
2002	$773,864	$955,844	$—	$424,074	$1,305,634