Form 10-Q
period 2005-03-31
RCN CORP /DE/
filed 2005-06-28
CIK 1041858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

Indicate by check mark whether the registrant has filed all documents and reports to be filed by section 12, 13 or 15(d) of the Securities Exchange Act 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The number of shares of the Registrant’s common stock, par value of $0.01 per share, outstanding at June 17, 2005 was 36,020,850 which includes 857,825 shares of Common Stock issued pursuant to RCN’s Plan of Reorganization but reserved pending the resolution of certain disputed claims arising out of RCN’s bankruptcy proceeding.

RCN CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RCN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31,
	2005	2004
Revenues	$140,809	$121,260
Costs and expenses, excluding non-cash stock based compensation, depreciation and amortization
Direct expenses	51,048	43,252
Operating and selling, general and administrative	64,005	65,917
Non-cash stock based compensation	—	1,080
Impairments and exit costs	2,576	(1,822)
Depreciation and amortization	45,759	69,707

Operating loss	(22,579)	(56,874)
Investment income	1,163	926
Interest expense	10,233	42,429
Gain (loss) on sale of assets	1,483	(48)
Other income (expense), net	1,087	373

Loss from continuing operations before reorganization items and income taxes	(29,079)	(98,052)
Reorganization items, net	—	8,674
Income tax expense	379	—

Loss from continuing operations before equity in unconsolidated entities	(29,458)	(106,726)
Equity in income of unconsolidated entities	—	9,644

Net Loss from continuing operations	(29,458)	(97,082)
Income from discontinued operations, net of tax of $0 and $0 and gain on disposal of $0 and $89,778	55	92,200

Net loss	(29,403)	(4,882)
Preferred dividend and accretion requirements (contract dividend and accretion of $0 and $32,430 for the three months ended March 31, 2005 and 2004, respectively )	—	32,430

Net loss to common shareholders	$(29,403)	$(37,312)

Basic and diluted loss per common share
Net loss from continuing operations	$(0.82)	$(1.06)

Net income from discontinued operations	0.00	0.75

Net loss to common shareholders	$(0.82)	$(0.31)

Weighted average shares outstanding, basic and diluted	36,020,850	122,268,642

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Data)

	Successor
	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current Assets:
Cash and temporary cash investments	$150,373	$54,351
Short-term investments	19,826	109,613
Accounts receivable, net of reserve for doubtful accounts of $4,347 and $4,568	48,770	52,618
Unbilled revenues	652	792
Interest receivable	365	755
Prepayments and other current assets	18,725	22,373
Short-term restricted investments	1,525	1,525
Current assets of discontinued operations	238	—

Total current assets	240,474	242,027

Property, plant and equipment, net of accumulated depreciation of $45,571 and $4,605	763,147	793,691
Investments in joint ventures and equity securities	177,445	178,000
Intangible assets, net of accumulated	—	—
amortization of $5,385 and $613	136,635	141,786
Long-term restricted investments	23,680	25,063
Deferred charges and other assets	19,425	19,943

Total assets	$1,360,806	$1,400,510

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Data)

(Continued)

	Successor
	March 31, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Current maturities of long-term debt	$3,978	$3,858
Accounts payable	22,171	29,763
Advance billings and customer deposits	37,999	37,082
Accrued exit costs	4,889	3,009
Accrued expenses	73,439	81,163
Deferred reorganization costs	21,644	21,644
Current liabilities of discontinued operations	992	1,082

Total current liabilities	165,112	177,601

Long term debt	489,705	489,710
Other deferred credits	30,949	28,277

Total liabilities	685,766	695,588

Commitments and contingencies

Stockholders’ equity:
Successor Common stock, par value $0.01 per share, 100,000,000 shares authorized, 31,919,044 shares issued and outstanding	319	319
Committed common stock, par value $0.01, 4,101,806 shares committed	41	41
Committed capital in excess of par	131,355	131,355
Additional paid-in-capital	576,895	576,895
Accumulated deficit	(33,091)	(3,688)
Cumulative translation adjustments	(555)	—
Unrealized appreciation on investments	76	—

Total stockholders’ equity	675,040	704,922

Total liabilities and stockholders’ equity	$1,360,806	$1,400,510

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31,
	2005	2004

Cash flows from operating activities
Net loss	$(29,403)	$(4,882)
Income from discontinued operations	(55)	(2,422)
Gain on sale of discontinued operation	—	(89,778)

Net loss from continuing operations	(29,458)	(97,082)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Accretion of discounted debt	1,095	955
Amortization of financing costs	567	2,321
Non-cash stock based compensation expense	—	1,080
Loss (Gain) on sale of assets	(1,483)	—
Depreciation and amortization	45,759	69,707
Provision for losses on accounts receivable	2,215	2,335
Equity in income of unconsolidated entities	—	(9,719)
Impairments (recoveries) and special charges	2,576	(1,822)

	21,271	(32,225)
Net change in working capital	(5,348)	25,555

Net cash provided by (used in) continuing operations	15,923	(6,670)

Cash (used in) provided by discontinued operations	(273)	(790)

Net cash provided by (used in) operating activities	15,650	(7,460)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

(Continued)

	Successor	Predecessor
	Three Months Ended March 31,
	2005	2004
Cash flows from investing activities:
Additions to property, plant and equipment	(11,330)	(12,283)
Decrease in short-term investments	89,863	—
Proceeds from sale of assets	1,437	—
Proceeds from sale of discontinued operations	—	120,203
Discontinued operations	—	(402)
Decrease (increase) in investments restricted for debt service	1,383	(24,178)

Net cash provided by investing activities	81,353	83,340

Cash flows from financing activities:
Repayment of long-term debt	(825)	(74,290)
Repayment of capital lease obligations	(156)	(426)

Net cash used in financing activities	(981)	(74,716)

Net increase in cash and temporary cash investments	96,022	1,164
Cash and temporary cash investments at beginning of period	54,351	18,395

Cash and temporary cash investments at end of period	$150,373	$19,559

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest (net of $0 and $461 capitalized as of March 31, 2005 and 2004, respectively)	$6,271	$8,601

Income taxes	$—	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCN CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

RCN Corporation and its consolidated subsidiaries (“RCN” or the “Company”) provide local and long distance telephone, video programming (including digital cable and high definition television), and data services (including cable modem, high-speed and dial-up Internet access) primarily to residential customers over a broadband network in densely populated markets in the U.S. Approximately 64% of RCN’s customers have two or more of its services (i.e., bundles) with the remainder having only one service. RCN operates in Boston, New York, eastern Pennsylvania, Chicago, San Francisco, Los Angeles and the Washington, D.C. metropolitan market. RCN also served the communities in and around Carmel, New York, until March 9, 2004, when it completed the sale of its Carmel, New York, cable and voice system for approximately $120.2 million in cash before closing adjustments.

On May 27, 2004, RCN and four of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) and on August 5 and August 20, 2004, five additional subsidiaries of RCN filed voluntary petitions for reorganization under Chapter 11 (RCN and such subsidiaries are collectively referred to as, the “RCN Debtors”). On December 21, 2004 (the “Effective Date”), the RCN Debtors’ joint plan of reorganization (the “Plan”) became effective and the RCN Debtors emerged from Chapter 11 of the Bankruptcy Code. Pursuant to the Plan, RCN’s consolidated indebtedness and its debt service requirements were reduced substantially, its capital structure was realigned and substantially all of the new equity of RCN was issued to certain of its former creditors. In these notes to the condensed consolidated financial statements references to the “Predecessor” and “Old RCN” mean RCN and its subsidiaries prior to the Effective Date and references to the “Successor,” “Reorganized RCN” and the “Reorganized RCN Companies” mean RCN and its subsidiaries after the Effective Date of December 21, 2004.

The accompanying unaudited condensed consolidated financial statements of RCN have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q (the “Report”). Accordingly, some information and footnote disclosures required by accounting principles generally accepted in the United States (“US, GAAP”) for complete financial statements have been condensed or omitted.

In the opinion of RCN’s management, the unaudited condensed consolidated financial statements include all adjustments, which consist of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the period ended March 31, 2005 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The consolidated financial statements include the accounts of RCN and it’s consolidated subsidiaries. All intercompany transactions and balances among consolidated entities have been eliminated. On December 21, 2004, RCN increased its ownership interest in Starpower Communications, LLC (“Starpower”) from 50% to 100%. Starting on December 21, 2004, the assets acquired and assumed liabilities of Starpower were recorded at their respective fair values and RCN’s consolidated results of operations included Starpower. Prior to December 21, 2004, RCN accounted for its interest in Starpower under the equity method. RCN accounts for its investment in Megacable, S.A. de C.V. and Megacable Communications de Mexico S.A. (collectively, “Megacable”) under the equity method.

Reclassifications

Effective January 1, 2005 RCN changed the classifications of certain expenses from operating and selling, general and administrative to direct expenses. Management feels expenses for pole rental, right of way use fees and plant utilities are directly related to generating revenue and therefore are more appropriately classified as direct expenses. In addition, after filing for bankruptcy in the second quarter of 2004, RCN classified reorganization expense for the six months ended June 30, 2004 as a separate category pursuant to SOP 90-7. RCN has changed the classification of these expenses incurred in the three-months ending March 31, 2004. These classification changes were made to the consolidated statement of operations for the three months ended March 31, 2004 for comparability purposes as follows:

	(dollars in thousands)
	March 31, 2004	Reclasses	March 31, 2004 Adjusted Balance
Revenues	$121,260	$—	$121,260
Costs and expenses, excluding non-cash stock-based compensation, depreciation and amortization
Direct expenses	41,228	2,024	43,252
Operating and selling, general and administrative	76,615	(10,698)	65,917
Non-cash stock-based compensation	1,080	—	1,080
Impairments and exit costs	(1,822)	—	(1,822)
Depreciation and amortization	69,707	—	69,707

Operating loss	(65,548)	8,674	(56,874)
Investment income	926	—	926
Interest expense	42,429	—	42,429
Gain (loss) on sale of assets	—	(48)	(48)
Other income (expense), net	250	123	373

Loss from continuing operations before reorganization items and income taxes	(106,801)	8,749	(98,052)
Reorganization items	—	8,674	8,674
Income tax expense	—	—	—

Loss from continuing operations before equity in unconsolidated entities	(106,801)	75	(106,726)
Equity in income of unconsolidated entities	9,719	(75)	9,644

Net loss from continuing operations	$(97,082)	—	$(97,082)

Change in Accounting for Legal Fees

During the first quarter, the Company changed its method of accounting for legal fees related to legal actions directed against it. RCN previously accrued anticipated legal fees for these actions based on an estimate of fees contemplated should it decide to litigate these matters. Management believes it is preferable to accrue legal fees when the work is performed, consistent with all other services. Management believes this position is consistent with the definition of a liability in Financial Accounting Standards Concept Statement No. 6. In accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes,” the Company recorded the cumulative amount of the change in the three months ended March 31, 2005, resulting in a reversal of $2.6 million of expense recorded in previous periods. The change is reflected as a reduction in Operating and selling, general and administration expense.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).These accounting principles require management to make estimates, judgements and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. When sources of information regarding the carrying values of assets, liabilities and reported amounts of revenue and expenses are not readily apparent, RCN bases its estimates on historical experience and on various other assumptions that RCN’s management believes to be reasonable for making judgments. RCN evaluates all of its estimates on an on-going basis and may consult outside experts to assist in RCN’s evaluations. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

Change in accounting estimates

In connection with the Company’s fourth quarter 2003 asset impairment assessment, the Company reviewed the useful life estimates of its long-lived assets. The Company capitalizes the cost of technical labor and material associated with the installation of new customers. Effective January 1, 2004 the Company changed the useful life of these assets to five years from ten. This represents a change in accounting estimate. The change resulted in $27.9 million of additional depreciation expense for the three months ended March 31, 2004.

Starpower

Starpower is a Delaware limited liability company formed in 1997 as a joint venture between a subsidiary of RCN and Pepco Communications, L.L.C., a subsidiary of Pepco Holdings, Inc. (“Pepco”), to sell video and telecommunications services to residential and commercial customers in Washington D.C. and the surrounding areas in Maryland and Virginia. On December 21, 2004, RCN increased its ownership in Starpower from 50% to 100% by purchasing the 50% interest in Starpower owned by Pepco for $29.0 million. RCN financed the $29.0 million purchase price with borrowings under its credit facility. Starpower continues to lease certain portions of Pepco’s fiber system and Pepco provides construction and construction management services to Starpower. RCN believes that the terms and conditions of the services provided by Pepco to Starpower are consistent with those which would be obtainable from other utilities.

Segment Reporting

RCN’s management views RCN’s business of providing bundled communications services to residential and commercial customers as one business segment. Included among these bundled services are video, data and voice communications. All services are provided from the same telecommunications backbone and the cost of these revenue streams is largely allocated based on respective service revenues. No separate asset information is maintained or reviewed. Residential customers, including dial-up data subscribers, provide approximately 95% of RCN’s consolidated revenues. RCN’s management believes RCN can aggregate these revenue streams under the quantitative and qualitative thresholds defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

Revenue Recognition

Revenues are recognized as earned when the services are rendered, the selling price is determinable and collection is reasonably assured. Video and high-speed data revenues are recognized in the month service is provided and related cable installation revenues are recognized in the period of installation since they do not exceed the direct selling costs. Dial-up Internet revenues are earned based on the contract period. Telephone service revenues are recognized when services are provided. Local telephone revenues are based on tariff rates while long distance telephone revenues are based upon minutes of traffic processed in accordance with tariffs and the rates of long-distance providers. Reciprocal compensation revenue, the fees that local exchange carriers pay to terminate calls on each other’s networks, is recognized when other carriers’ calls are terminated on RCN’s network.

Intangibles

Intangible assets consist of trademarks, tradenames, customer relationships and franchise rights. The fair values at the Effective Date were based on a number of significant factors determined by RCN and its independent appraisal expert. RCN’s identifiable intangible assets, with the exception of franchise rights, are amortized over three to five years, estimate of the assets useful lives. Franchise rights are deemed to have an indefinite life because of the high probability of renewal.

RCN adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

SFAS No. 142 requires that goodwill and intangible assets be tested annually for impairment using a two-step process. The first step is to identify a potential impairment. The second step of the impairment test measures the amount of the impairment loss, if any, and must be completed by the end of RCN’s fiscal year.

Megacable

RCN has 48.93% interests in both Megacable, S.A. de C.V., a cable television and high-speed data services provider in Mexico, and Megacable Communicaciones de Mexico S.A. (“MCM”), a provider of local voice and high-speed data services in Mexico (collectively, “Megacable”). RCN accounts for these investments under the equity method. Despite the Company’s repeated requests, Megacable management has not provided audited financial statements for the year ended December 31, 2004 and unaudited financial statements for the three months ended March 31, 2005. Therefore, the Company has not recorded any income or loss on its investment in Megacable for the three months ended March 31, 2005 (Successor). For the three months ended March 31, 2004 (Predecessor), the Company recorded income of $10.5 million on its investment in Megacable. The Company disclosed its inability to obtain Megacable’s financial statements as a material weakness in its internal control over financial reporting at December 31, 2004.

Recently issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires companies to recognize the cost of stock-based compensation awards by applying the grant date fair value of those awards as a charge to results of operations over the remaining vesting period. The effective date of SFAS 123R is January 1, 2006, for calendar year companies. Since RCN has recognized stock-based compensation expenses under SFAS 123 since January 1, 2000, the application of SFAS No. 123R will not have an additional effect on RCN’s financial statements. In addition, while the Company did not record any stock-based compensation for the three months ended March 31, 2005 (due to the fact that no stock or options had been issued to directors, management, or employees of the Successor as of March 31, 2005), the Company expects to incur stock-based compensation expense going forward, as the Company has submitted a management incentive plan for stockholder approval that would allow for the issuance of up to 10% of its stock on a fully diluted basis. See Note 10 for additional information.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the Company. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recogniti on of these liabilities. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. The Company is currently evaluating the impact, if any, of FIN 47 on its financial position, results of operations and cash flows.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). Previously, APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS No. 154 if the need for such a change arises after the effective date of January 1, 2006.

3. FRESH START ACCOUNTING

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

RCN implemented “fresh start” accounting and reporting in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) upon its emergence from Chapter 11 on the Effective Date, because the holders of existing voting shares immediately before confirmation received less than 50% of the voting shares of Successor RCN. Fresh start accounting required RCN to re-value its assets and liabilities based upon their estimated fair values. Adopting “fresh start” accounting resulted in material adjustments to the historical carrying amount of RCN’s assets and liabilities. Reorganization adjustments were recorded to the consolidated balance sheet to reflect the discharge of debt and other obligations and the adoption of fresh-start reporting. RCN engaged an independent appraisal expert to assist in the determination of RCN’s reorganization value as defined in SOP 90-7. The value was based on a variety of estimates and assumptions which, though considered reasonable by management, may not be realized and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond RCN’s control.

In applying fresh-start reporting as of the Effective Date, the reorganization value of RCN was allocated to its assets in conformity with the procedures specified by SFAS No. 141, “ Business Combinations. “ The sum of the amounts assigned to assets and liabilities exceeded the reorganization value. This excess was allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the Successor’s long-lived assets.

The “fresh start” balance sheet at December 21, 2004 includes RCN’s 50% interest in Starpower at fair value. Successor acquired the remaining 50% of Starpower.

New debt, which was used to settle certain Predecessor liabilities, pay-off old debt and increase available working capital, was treated as Predecessor debt since it primarily serviced Predecessor liabilities.

The following table reflects the debt and equity restructuring, reorganization adjustments and the adoption of “fresh start” reporting adjustments to RCN’s consolidated balance sheet as of the Effective Date.

RCN CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share and Per Share Data)

	Predecessor Dec. 20, 2004	Equity	Restructuring		“Fresh Start”			Successor Dec. 21, 2004
ASSETS
Current Assets:
Cash and temporary cash investments	$73,369	$—	$(37	)(K)	$			$77,372
Short-term investments	109,613	—						109,613
Accounts receivable from related parties	9,951	—						9,951
Accounts receivable, net	47,461	—	(80	)(L)				47,381
Unbilled revenues	792	—						792
Interest and dividends receivable	755	—						755
Prepayments and other current assets	21,652	—	(129	)(M)				21,523
Short-term restricted investments	1,348	—						1,348
Current deferred tax asset		—

Total current assets	268,941	—	(246)					268,695

Property, plant and equipment, net	719,999	—				4,501	(Z)	724,500
Investments in joint ventures and equity securities	210,063	—	(25,689	)(N)		33,626	(AA)	218,000
Intangible assets, net	1,218					141,181	(AB)	142,399
Goodwill, net	6,130	—				(6,130	)(AC)
Long-term restricted investments	29,697							29,697
Deferred charges and other assets	18,641	—	846	(O)				19,487
Noncurrent assets of discontinued operations		—

Total assets	$1,254,689	$—	$(25,089)			$173,178		$1,402,778

RCN CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Share and Per Share Data)

	Predecessor Dec. 20, 2004		Equity	Restructuring		“Fresh Start”		Successor Dec. 21, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease obligations	$529		$—	$—		$—		$529
Current maturities of long-term debt	3,300		—	—		—		3,300
Accounts payable	52,209		—	(2,408	)(P)	—		49,801
Accounts payable to related parties	5,519		—	—		—		5,519
Advance billings and customer deposits	28,216		—	(73	)(Q)	—		28,143
Accrued expenses	29,417		—	1,210	(R)	—		30,627
Accrued interest	—		—	—		—		—
Accrued cost of sales	22,856		—	—		—		22,856
Accrued exit costs	669		—	—		—		669
Accrued employee compensation and related expenses	15,375		—	—		—		15,375
Deferred reorganization costs	—		—	21,644	(S)	—		21,644
Deferred income taxes	(919)		—	919	(S)	—		—
Current liabilities of discontinued operations	1,082		—	—		—		1,082

Total current liabilities	158,253		—	21,292		—		179,545

Long-term debt	486,991		—	2,751	(T)	—		489,742
Other deferred credits	5,073		—	19,808	(U)	—		24,881
Liabilities subject to compromise	1,215,626		—	(1,215,626	)(S)	—		—
Preferred Stock								—
Cumulative Convertible Series A	350,362	(A)	(350,362)	—		—		—
Cumulative Convertible Series B	1,474,850	(B)	(1,474,850)	—		—		—
Stockholders’ equity (deficit):
Predecessor Class A Common stock	112,163	(C)	(112,163)	—		—		—
Successor Common stock	—		—	319	(V)	—		319
Predecessor Class B Common stock	11,425	(D)	(11,425)	—		—		—
Committed Capital	—		—	131,396	(W)	—		131,396
Additional paid-in-capital	2,155,794	(E)	(1,630,265)	(121,812	)(X)	173,178	(AD)	576,895
Accumulated deficit	(4,688,198	)(F)	3,551,415	1,136,783	(Y)	—		—
Unearned compensation expense	(32	)(G)	32	—		—		—
Cumulative translation adjustments	(17,288	)(H)	17,288	—		—		—
Unrealized appreciation on investments	(162	)(I)	162	—		—		—
Predecessor Treasury stock	(10,168	)(J)	10,168	—		—		—

Total stockholders’ equity (deficit)	(2,436,466)		1,825,212	1,146,686		173,178		708,610

Total liabilities and stockholders’ equity	$1,254,689		$—	$(25,089)		$173,178		$1,402,778

Notes to “Fresh Start” Activity

(A)	Preferred stock Series A – represents the cancellation of the old preferred stock series “A”.

(B)	Preferred stock Series B – represents the cancellation of the old preferred stock series “B”.
(C)	Common stock class A – represents the cancellation of the old Common stock class “A”
(D)	Common stock class B – represents the cancellation of the old Common stock class “B”
(E)	Additional paid in capital—represents the cancellation of all the outstanding preferred common and treasury stock of the predecessor company in accordance with the plan of reorganization.
(F)	Accumulated deficit – represents the cancellation of all accumulated losses.
(G)	Unearned compensation expense – represents the closing out of the remaining equity accounts in accordance with the recapitalization provisions of fresh start accounting.
(H)	Cumulative translation adjustments – represents closing out of the remaining equity accounts in accordance with the recapitalization provisions of fresh start accounting.
(I)	Unrealized appreciation on investments – represents the closing out of the remaining equity accounts in accordance with the recapitalization provisions of fresh start accounting.
(J)	Treasury stock – represents the cancellation of treasury stock.
(K)	Cash and temporary cash investments - represents cash used in restructuring.
(L)	Accounts receivable, net – represents adjustments in the carrying value of accounts receivable due in accordance with fresh start accounting.
(M)	Prepayments and other current assets – represents adjustments in the carrying value of prepaids in accordance with fresh start accounting.
(N)	Investments in joint ventures – represents the valuation decrease in Starpower in accordance with fresh start accounting.
(O)	Deferred charges and other assets – represents increase in debt issuance costs due to restructuring.
(P)	Accounts payable – represents the adjustment of certain liabilities to fair value in accordance with fresh start accounting.
(Q)	Advance billings and customer deposits – represents the adjustment of certain liabilities to fair value in accordance with fresh start accounting.
(R)	Accrued expenses –represents the adjustment of certain liabilities to fair value in accordance with fresh start accounting.
(S)	Liabilities subject to compromise – represents the adjustment of deferred taxes and the settlement of the prior liabilities subject to compromise (of which $21.6 million was in negotiation as of March 31, 2005).
(T)	Long term debt – represents the reduction of warrants associated with the old debt.
(U)	Other deferred credits include $19.0 million for deferred rent associated with fair value of leases upon emergence.
(V)	Common stock – represents the issuance of the new common stock.
(W)	Committed capital – represents the value of shares committed for reserve.
(X)	Additional paid in capital – represents the net decrease associated with restructuring.
(Y)	Accumulated deficit – represents the net of all the restructuring charges.
(Z)	Plant property and equipment – represents the adjustment in the carrying value in accordance with fresh start accounting.
(AA)	Investments in joint ventures – represents the valuation increase in Megacable.
(AB)	Intangible assets – represents the adjustment in the carrying value for intangible assets in accordance with fresh start accounting.
(AC)	Goodwill, net – represents the adjustment in the carrying value in accordance with fresh start accounting.
(AD)	Additional paid in capital – represents the gain on the adjustment in the carrying values of plant property and equipment, intangible assets and goodwill in accordance with fresh start accounting.

(AA)	Investments in joint ventures – represents the valuation increase in Megacable.
(AB)	Intangible assets – represents the adjustment in the carrying value for intangible assets in accordance with fresh start accounting.
(AC)	Goodwill, net – represents the adjustment in the carrying value in accordance with fresh start accounting.
(AD)	Additional paid in capital – represents the gain on the adjustment in the carrying values of plant property and equipment, intangible assets and goodwill in accordance with fresh start accounting.

4. DEFERRED REORGANIZATION COSTS

Under U.S. bankruptcy law, actions by creditors to collect indebtedness a debtor owes prior to the petition date are generally stayed and certain other pre-petition contractual obligations may not be enforced against such debtor. All pre-petition liabilities of the RCN Debtors were classified as liabilities subject to compromise in the consolidated balance sheets prior to the Effective Date. On emergence, unsettled claims totaling $21.6 million were reclassified to deferred reorganization costs and settlement negotiations have been ongoing. Adjustments to these amounts may result from negotiations, payments authorized by the Bankruptcy Court, and/or rejection of executory contracts and leases. Settlement amounts of the above claims recorded may ultimately be less than amounts filed by the creditors under the Bankruptcy Court claims reconciliation and resolution process.

The total unsettled claims at March 31, 2005 were $21.6 million. In April 2005, $11.4 million of these claims were paid in cash leaving unsettled claims with a maximum possible pay-out of $10.2 million as of June 17, 2005.

5. DISCONTINUED OPERATIONS

On March 9, 2004, RCN completed the sale of its Carmel cable system for approximately $120.2 million, resulting in a gain on the sale of approximately $88.5 million (excluding net income from operations of $1.6 million). The transaction was structured as an asset purchase, with the buyer assuming certain liabilities related to the business. Approximately $5.0 million was placed into escrow for future claims of the buyer. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), the results of operations for Carmel are reported as discontinued operations. As of December 31, 2004, $1.0 million was deducted from the escrow based on the claims received from the buyer and agreed to by RCN. In April 2005, the remaining escrow balance of approximately $4 million was released and paid to the Successor Company.

The following are the summarized results of operations for the Carmel operation for the three months ended March 31,2004:

(dollars in thousands)
March 31, 2004 Predecessor
Sales	$5,907
Direct expenses	1,838
Operating and selling, general and administrative, and depreciation and amortization expense	1,486
Income before tax	2,422
Income after tax	2,422

6. IMPAIRMENT CHARGES AND ACCRUED EXIT COSTS

The total asset impairment and other charges are comprised of the following:

	(dollars in thousands)
	Successor	Predecessor
	Three Months Ended March 31, (Unaudited)
	2005	2004
Exit costs for excess facilities	$2,579	$2,507
Recoveries	(3)	(6,956)
Abandoned assets	—	2,627

Impairment and exit costs	$2,576	$(1,822)

The Company continually reviews its facility requirements and lease obligations to identify excess space and opportunities to consolidate, exit or sublease excess facilities. As facilities are vacated, exit costs are recognized in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No.146”). During the three months ended March 31, 2005 and 2004, the Company recognized approximately $2.6 million and $2.5 million, respectively, of additional accrued costs to exit excess real estate facilities. Additionally, during the three months ended March 31, 2004, the Company abandoned approximately $2.6 million in furniture and fixtures as additional consideration, as part of a lease settlement. During the three months ended March 31, 2005 and 2004, the Company recognized approximately $0.3 million and $6.9 million, respectively, of recoveries resulting from settlements and changes in estimates related to certain lease obligations as a result of negotiations with landlords and/or better than expected sublease rentals.

The Company has entered into non-exclusive franchise agreements with local and state governmental authorities to construct and operate cable systems for specified periods of time. These franchise agreements include stipulations that the Company will build its network throughout the governmental authority’s geographic area. Most franchises are subject to termination proceedings in the event of a material breach. In the past, the Company has determined that it was not feasible to continue to build out its network in certain franchise areas and entered into negotiations to terminate those franchise agreements. The Company has accrued an amount that it estimates it will pay these local franchise authorities to exit those franchise agreements. In the three month ended March 31, 2005, the Company has accrued $0.2 million. In the three months ended March 31, 2004, the Company recorded a net reduction in expense of ($0.5) million as it was able to negotiate a settlement of one franchise agreement on more favorable terms that it previously estimated. Amounts expensed are included in operations and selling, general and administration expenses.

The total activity for the three months ended March 31, 2005 for accrued exit costs, representing estimated damages, costs and penalties relating to franchises and real estate facilities is presented below.

	(dollars in thousands)
	Exit Costs
	Franchise	Facility	Total
Balance, December 31, 2004	$669	$2,340	$3,009
Additional accrued costs	225	2,579	2,804
Amortization		—	—
Payments		(924)	(924)

Balance, March 31, 2005	$894	$3,995	$4,889

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at March 31, 2005 (Successor) and December 31, 2004 (Successor):

		(dollars in thousands)
		Successor
Description	Lives	March 31, 2005 (Unaudited)	December 31, 2004
Telecommunications plant	5 - 22.5 years	$689,319	$685,415
Computer equipment	3 - 5 years	40,507	30,217
Buildings, leasehold improvements and land	5 - 30 years	44,081	48,662
Furniture, fixtures and vehicles	3 - 10 years	20,211	18,334
Construction materials	5 - 10 years	9,214	9,852
Construction in process		5,386	5,816

Total property, plant and equipment		808,718	798,296
Less accumulated depreciation		(45,571)	(4,605)

Property, plant and equipment, net		$763,147	$793,691

Upon adoption of fresh start accounting (see Note 3), the Successor adjusted the carrying value of property and equipment to its estimated fair values as of the Effective Date.

Depreciation expense was $40.9 million and $69.6 million for the periods ended March 31, 2005 (Successor) and March 31, 2004 (Predecessor) respectively.

8. INTANGIBLE ASSETS

Intangible assets consist of the following at March 31, 2005 (Successor) and December 31, 2004 (Successor):

		(dollars in thousands)
		Successor
	Estimated Useful Life	March 31, 2005 (Unaudited)	December 31, 2004
Trademarks/Tradenames	5 years	$14,203	$14,203
Customer Lists	4 years	65,065	65,444
Franchise Agreements	Indefinite	62,566	62,566
Software	3 years	186	186

Total intangibles		142,020	142,399

Less Accumulated amortization		5,385	613

Total net intangibles		$136,635	$141,786

Amortization expense was $4.7 million and $0.4 million for the periods ended March 31, 2005 (Successor) and March 31, 2004 (Predecessor) respectively. The change in total intangibles is due to the reduction of the deferred tax asset valuation adjustment. (See Note No. 13)

Expected amortization of intangible assets over the next five years is as follows:

(dollars in thousands)
For the period April 1, 2005 through March 31, 2006	$19,219
For the 12 months ended March 31,
2007	$19,263
2008	$19,262
2009	$18,718
2010	$2,757

As previously disclosed in Note 3, and pursuant to SOP 90-7, RCN recorded the estimated fair value of intangible assets of $142.4million on the Effective Date.

9. LONG TERM DEBT

Long-term debt outstanding at March 31, 2005 (Successor) and December 31, 2004 (Successor) is as follows:

	(dollars in thousands)
	Successor
	March 31, 2005 (Unaudited)	December 31, 2004
First-Lien Credit Facility	$329,175	$330,000
Second-Lien Convertible Notes	125,000	125,000
The Evergreen Facility	35,643	34,547
Capital Leases	3,865	4,021

Total	493,683	493,568
Due within one year	3,978	3,858

Total Long-Term Debt	$489,705	$489,710

Contractual maturities of long-term debt and capital lease obligations over the next 5 years are as follows:

(dollars in thousands)
For the period April 1, 2005 through March 31, 2006	$3,978
For the 12 months ended March 31,
2007	3,877
2008	3,774
2009	3,670
2010	3,428
Thereafter	474,956

Total	$493,683

In conjunction with the restructuring, RCN entered into three new debt-financing arrangements—a $355.0 million First-Lien Credit Facility, $125.0 million of Second-Lien Convertible Notes and a $34.5 million Third-Lien Term Loan.

First-Lien Credit Facility

On the Effective Date, RCN entered into a First-Lien Credit Agreement dated as of December 21, 2004, with Deutsche Bank AG Cayman Island Branch, the Administrative Agent, and certain financial institutions, as lenders for a new $355.0 million senior secured credit facility (the “Credit Facility”). The Credit Facility includes a seven-year term loan of $330.0 million and a $25.0 million line of credit used as collateral for letters of credit. The term loan bears interest at the Administrative Agent’s prime lending rate plus an applicable margin or at the Eurodollar rate plus an applicable margin, at the election of RCN. The interest rate was 7.5625%and 7.0625% on March 31, 2005 and December 31, 2004, respectively. The Credit Facility was entered into by RCN and is fully and unconditionally guaranteed, jointly and severally, by all subsidiaries. RCN and its subsidiaries have granted to the Administrative Agent, for the benefit of the Credit Facility lenders, a first priority lien on substantially all of their tangible and intangible assets. The Credit Facility contains certain covenants that, among other things, limit the ability of RCN and its subsidiaries to incur indebtedness, sell assets, prepay subordinated indebtedness, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens and engage in mergers and consolidations. The Credit Facility also contains covenants that require RCN to meet certain financial targets. Pursuant to an Intercreditor Agreement signed by the various lenders and RCN, the liens securing borrowings under the Credit Facility rank senior to the liens securing RCN’s other indebtedness.

Second-Lien Convertible Notes

On the Effective Date, RCN issued $125.0 million aggregate principal amount of its 7.375% Second-Lien Convertible Notes due 2012 (the “Notes”). The Notes were issued by RCN under an Indenture entered on December 21, 2004, with HSBC USA, as Indenture Trustee, and are fully and unconditionally guaranteed, jointly and severally, by all subsidiaries. The Notes are convertible into RCN common stock at a conversion price of $25.16 subject to certain adjustments. The Notes contain certain covenants similar to those in the Credit Facility. The Notes contain cross default provisions entitling holders to declare the Notes and any accrued and unpaid interest thereon immediately due and payable. The Notes are secured by a second priority lien on substantially the same assets which secure the Credit Facility. Pursuant to an Intercreditor Agreement signed by the trustee and RCN, the liens securing the Notes are subordinate to the liens securing the Credit Facility and rank senior to the liens securing the New Evergreen Credit Facility.

The Third Lien Term Loan

On the Effective Date, RCN entered into an Amended and Restated Term Loan and Credit Agreement with HSBC Bank USA, National Association, as Agent and Collateral Agent and certain financial institutions parties thereto, as lenders (the “The Evergreen Facility”). The Evergreen Facility provides, among other things, for a seven and three-quarter year, $34.5 million term loan credit facility, subject, in certain instances, to early repayment, in whole or in part at the option of the Company. The Evergreen Facility is secured by a lien on substantially all of RCN’s tangible and intangible assets (but not any assets of RCN’s subsidiaries). The Evergreen Facility is not guaranteed by RCN’s subsidiaries.. Pursuant to an Intercreditor Agreement signed by the various lenders and RCN, the liens securing The Evergreen Facility are subordinated to the liens securing the obligations under the Credit Agreement Facility and the Notes.

Interest for the Evergreen Facility is calculated as follows:

(i) Through March 31, 2006, the interest accrued to any Interest Payment Date (last day of each quarter) is capitalized and added to the principal amount of the Term Loans as the payment in kind ( “PIK Amount.” ). The interest rate was 12.5% on March 31, 2005 and December 31, 2004.

(ii) Starting April 1, 2006 through the Maturity Date of the Term Loan, accrued interest is payable on each Interest Payment Date as follows: (i) interest at a rate of 6.25% is paid in cash, and (ii) interest at a rate of 6.95% is capitalized as a PIK Amount and the principal amount of the Term Loan is increased by the PIK Amount so capitalized.

(iii) For any Interest Payment Date starting April 1, 2006, the Company can pay in cash the full amount of the interest accrued for that interest period, in which case interest is accrued at a rate of 12.5% for such period.

10. STOCKHOLDERS’ EQUITY AND STOCK PLANS

Successor

On December 21, 2004 RCN issued 36,020,850 shares of common stock with a par value of $.01 of which 31,919,044 were issued to certain of its former bond holders and other general unsecured creditors as the first distribution, and 4,101,806 shares were placed in reserve to settle disputed claims against RCN that were still outstanding. As of December 31, 2004, RCN’s management valued the remaining allowed claims under the Plan at approximately $131.4 million. This amount and the shares of common stock that were issued in satisfaction of these remaining allowed claims has been classified as committed stock on the balance sheet. Upon distribution of these shares RCN will reclassify the amount of the claims to additional paid in capital.

On April 12, 2005, RCN made a second distribution of 3,244,085 shares of common stock in settlement of filed claims valued at approximately $103.8 million. As of June 17, 2005, 857,825 shares remain in reserve to satisfy the remaining allowed claims. RCN intends to make one or more further distributions of the reserved shares of common stock to the general unsecured creditors and the former bond holders on a pro rata basis as disputed claims are resolved.

RCN was also authorized by the Plan to issue warrants to the former stockholders’ of Old RCN to purchase an aggregate of 735,119 shares of RCN’s Common Stock. Each warrant allows the holder to purchase one share of RCN’s common stock for a price of $34.16. As of March 31, 2005, no warrants were outstanding. As of June 17, 2005 there were 187,724 warrants issued and outstanding. RCN intends to distribute the remaining warrants from time to time as required.

The Plan of Reorganization also authorized RCN to issue Convertible Second-Lien Notes (See Note 9) that are convertible into RCN Common Stock at a conversion price of $25.16 subject to certain limitations. As of March 31, 2005, the Convertible Second-Lien Notes may be convertible into 4,968,204 shares of RCN’s common stock.

As of March 31, 2005 no stock or options had been issued to directors, management or employees of the Successor. Therefore, no stock based compensation expense was recorded for the three months ended March 31, 2005. On May 24, 2005, the Board of Directors approved a management incentive plan that would allow for the issuance of up to 10% of the Company’s stock on a fully diluted basis to directors, management (including key executives per the terms of their employment contracts), and other employees, subject to stockholder approval. Under this plan, certain individuals, including directors and key executives under employment contracts, have option strike prices based on closing prices on dates prior to May 24, 2005, and have vesting schedules commencing prior to May 24, 2006. All other individuals have option strike prices based on the closing price on May 24, 2005, and have vesting schedules commencing on May 24, 2006. In June 2005, the Company submitted this plan to its stockholders for approval, and they are expected to vote on the plan in July, 2005.

Predecessor

RCN has followed the recognition provisions of SFAS No. 123— “Accounting for Stock-Based Compensation” since January 1, 2000. Under SFAS No. 123, the fair value of an option on the date of the grant is amortized over the vesting periods of the options in accordance with FASB Interpretation No. 28 “ Accounting For Stock Appreciation Rights and Other Variable Stock Option or Award Plans” . The recognition provisions of SFAS No. 123 are applied prospectively to all stock awards granted subsequent to January 1, 2000 and to prior awards accounted for in accordance with Accounting Principles Board Opinion (“APB”) No. 25— “Accounting for Stock Issued to Employees” that were significantly modified after adoption.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if RCN had accounted for its stock options under the fair value method of SFAS 123 for periods prior to January 1, 2000.

Incentive Stock Options

The 1997 RCN Corporation Stock Option Plan (“the 1997 Plan”) contemplated the issuance of incentive stock options (“ISOs”), as well as stock options that were not designated as incentive stock options, performance-based stock options, stock appreciation rights, performance share units, restricted stock, phantom stock units and other stock-based awards (collectively, “Awards”). The 1997 Plan was cancelled pursuant to the Plan.

Outperform Stock Option Plan

In June 2000, Old RCN adopted an Out Perform Stock Option (“OSO”) program pursuant to RCN’s 1997 Equity Incentive Plan. The OSO program was designed so that Old RCN’s stockholders would receive a market return on their investment before OSO holders receive any return on their options. Participants in the OSO program would not realize any value from awards unless the Common stock price outperformed the S&P 500 Index. When the stock price gain was greater than the corresponding gain on the S&P 500 Index, the value received for awards under the OSO program was based on a formula involving a multiplier related to the level by which the Old RCN Common Stock outperformed the S&P 500 Index. To the extent that Old RCN’s Common Stock outperformed the S&P 500 Index, the value of the OSO’s to a holder may have exceeded the value of other stock options. The OSO Program was cancelled pursuant to the Plan.

Executive Stock Purchase Plan

Old RCN had an Executive Stock Purchase Plan (“ESPP”), under which participants deferred, on a tax-free basis, up to 20% of their annual salary plus bonus. The deferred funds were used to purchase shares of Old RCN Common Stock. Share units corresponding to the shares purchased were credited to participants’ accounts and held for the benefit of the participant until the earlier of the end of the deferral period (no less than 3 years) or termination of employment. Old RCN issued a matching share unit for each share unit that was credited to a participant’s account. The share units did not give such participant any rights as a shareholder. The matching share units vested three years from the deferral and were subject to forfeiture as provided in the ESPP. The ESPP Program was cancelled pursuant to the Plan.

Non-cash stock-based compensation recognized in connection with the above plans for the three months ended March 31, 2004 was as follows:

(dollars in thousands)
Predecessor March 31, 2004 (Unaudited)
ISO	$257
OSO	725
Executive Stock Purchase	65
Restricted Stock	33

Total	$1,080

11. LOSS PER SHARE

Successor

Basic loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on net loss divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of the Notes during the three months ended March 31, 2005 in which RCN incurred a loss from continuing operations, is not assumed since the effect is anti-dilutive.

Predecessor

Basic income/(loss) per share is computed based on net income/(loss) after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period.

Diluted income per share is computed based on net income after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which RCN incurs a loss from continuing operations before giving effect to net income from discontinued operations is not assumed since the effect is anti-dilutive. The number of shares of common stock that would have been included in the diluted earnings per share calculation if RCN had income for the three months ended March 31, 2005 (Successor) and for the three months ended March 31, 2004 (Predecessor) would have been 4,968,203 and 28,928,099, respectively.

As discussed in Note 1, RCN emerged from Chapter 11 protection on December 21, 2004. In particular, implementation of the Plan resulted in cancellation of all of the Predecessor’s common stock and options that were outstanding prior to the Effective Date and the issuance the Successor’s new common stock as of the Effective Date.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations:

	(dollars in thousands except per share data)
	Successor	Predecessor
	Three Months Ended March 31, (Unaudited)
	2005	2004
Net loss from continuing operations	$(29,458)	$(97,082)
(Loss) income from discontinued operations, net of tax	55	92,200

Net loss	(29,403)	(4,882)
Preferred dividend and accretion requirements	—	32,430

Net loss to common shareholders	$(29,403)	$(37,312)

Basic and diluted loss per average common share:
Weighted average shares outstanding	36,020,850	122,268,642

Loss per average common share from continuing operations	$(0.82)	$(1.06)

Gain from discontinued operations	0.00	0.75

Net loss to common shareholders	$(0.82)	$(0.31)

12. COMPREHENSIVE LOSS

RCN’s three components of comprehensive loss are net (loss), cumulative translation adjustments and unrealized appreciation (depreciation) on investments. Under the terms of the Plan, the balance of other comprehensive income as of the Effective Date was recorded as a component of Fresh Start adjustments in the Statement of Operations pursuant to SOP 90-7. The following table reflects the components of comprehensive income (loss).

	(dollars in thousands)
	Successor	Predecessor
	Three Months Ended March 31, (Unaudited)
	2005	2004
Net loss	$(29,403)	$(4,882)
Cumulative foreign currency translation loss	(555)	(3,298)
Unrealized appreciation (depreciation) on investments	76	(52)

Comprehensive loss	$(29,882)	$(8,232)

13. INCOME TAXES

RCN’s reorganization has resulted in a significantly modified capital structure as a result of applying fresh-start accounting in accordance with SOP 90-7 on the Effective Date. Fresh-start accounting has important consequences on the accounting for the realization of valuation allowances, related to net deferred tax assets that existed on the Effective Date but which arose in pre-emergence periods. Specifically, fresh start accounting requires the reversal of such allowances to be recorded as a reduction of intangibles until exhausted and thereafter as additional paid in capital and not a benefit that culminates in the earnings process.

The Company’s effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in the valuation allowance for deferred income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No benefit for federal income taxes has been recorded for the three months ended March 31, 2005 and 2004 as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss, was offset by a full valuation allowance because it is not considered more likely than not that these benefits will be realized due to the Company’s losses since inception.

For the three months ended March 31, 2005, the Company’s provision for income taxes was $0.4 million, all of which was attributable to the tax on current earnings, which was offset by realized pre-emergence net deferred tax assets. The reversal of the related valuation allowance that existed at the fresh start date, which would have benefited earnings under Statement of Financial Accounting Standards No 109, “Accounting for Income Taxes” has instead been recorded as a reduction of intangibles. Once intangibles are reduced to zero, any remaining realization of pre-emergence net deferred tax assets will be recorded as an increase to additional paid in capital. This treatment does not result in any change in liabilities to taxing authorities or in cash flows.

14. COMMITMENTS AND CONTINGENCIES

Total rental expense, primarily for office space and equipment, was $4.1 million and $5.5 million for the three months ended March 31, 2005 (Successor) and March 31, 2004 (Predecessor).

RCN also has outstanding letters of credit aggregating $29.8 million at March 31, 2005 of which $8.8 million is collateralized by cash.

In the normal course of business, RCN becomes party to various legal proceedings of which there are several pending. In the opinion of management, these proceedings will not have a material adverse effect on the financial position or results of operations or liquidity of RCN.

15. RELATED PARTY TRANSACTIONS

As described more fully in Note 2, RCN owned a 50% interest in Starpower prior to December 21, 2004 when the Successor acquired the remaining 50% interest from Pepco. RCN and Starpower were party to several agreements under which RCN provided certain support services to Starpower. These services included accounting and technical services, customer service and administrative support. RCN charged these services to Starpower at cost. The amount of such services provided by RCN to Starpower for the period ended March 31, 2004 (Predecessor) was $3.6 million. RCN also sold long distance telecommunications services to Starpower for resale to Starpower’s customers at cost. Revenue and cost of revenue recorded for these sales were $0.2 million for the period ended March 31, 2004 (Predecessor) . RCN had receivables from Starpower for these transactions of $8.3 million at March 31, 2004.

Starpower, which as of December 21, 2004 was a wholly owned subsidiary of RCN, pays Pepco for right-of-way access for its broadband network. Expenses related to this access were $0.4 million and $0.4 million for the period ended March 31, 2005 (Successor) and March 31, 2004 (Predecessor) respectively. Starpower also purchases equipment, most of which is capitalized, and utility services from Pepco. These purchases were $0.4 million and $0.9 million for the periods ending March 31, 2005 (Successor) and March 31, 2004 (Predecessor), respectively. Starpower had payables to Pepco of $0.4 million and $0.7 million at March 31, 2005 (Successor) and March 31, 2004 (Predecessor), respectively.

Peter D. Aquino was appointed Chief Executive Officer and President of RCN on December 21, 2004. Prior to that Mr. Aquino acted as a consultant to RCN, first with Capital and Technology Advisors from November 2003 to August 2004, and then with PDA Group, LLC, a Company he controlled. RCN recorded expenses of $0.3 million and $1.8 million, respectively, in 2004 for services provided by CTA and PDA.

16. REORGANIZATION EXPENSES

Reorganization costs represent amounts RCN incurred as a result of the Chapter 11 reorganization process and are presented separately in the table listed below.

(dollars in thousands)
Predecessor March 31, 2004
Legal	$3,985
Bankers	1,424
Consultants	2,492
Auditors	8
Employee Retention	765

Total Reorganization Items	$8,674

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes for the period ended March 31,2005 contained in our Quarterly Report, and with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 (the “Annual Report”). The application of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) and our implementation of “fresh start” accounting for periods following its reorganization under Chapter 11 of the Bankruptcy Code makes it more difficult to compare our post-emergence operations and results to those for periods prior to the date of emergence, December 21, 2004. See “Accounting Impact of Reorganization” below.

Cautionary Statement Regarding Forward Looking Statements:

Certain of the statements contained in this Quarterly Report should be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of RCN with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, RCN also provides forward-looking statements in other materials RCN releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in RCN’s annual report on Form 10-K and current reports on Form 8-K filed with the SEC.

Such forward-looking statements are and will be subject to many risks, uncertainties and factors relating to RCN’s operations and the business environment in which RCN operates which may cause its actual results to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause RCN’s actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•	the ability to operate in compliance with the terms of its financing facilities (particularly the financial covenants);

•	the ability to maintain adequate liquidity and produce sufficient cash flow to meet RCN’s capital expenditure plans;

•	the ability to attract and retain qualified management and other personnel;

•	the number of potential customers in a target market;

•	changes in the competitive environment in which RCN operates;

•	changes in government and regulatory policies;

•	the ability to obtain regulatory approvals and to maintain approvals or franchises previously granted;

•	uncertainty relating to economic conditions generally and in particular affecting the markets in which RCN operates;

•	pricing and availability of equipment, materials, inventory and programming;

•	the ability to meet the requirements in its franchise agreements;

•	the ability to complete acquisitions or divestitures and to integrate any business or operation acquired;

•	the ability to enter into strategic alliances or other business relationships;

•	the ability to overcome significant operating losses;

•	the ability to reduce costs;

•	the ability to develop RCN’s products and services and to penetrate existing and new markets;

•	technological developments and changes in the industry; and

•	the risks discussed in Item 1 “Business -Risk Factors” in RCN’S Annual Report on Form 10-K for the year ended December 31, 2004.

Statements in this quarterly report and the exhibits to this report should be evaluated in light of these important factors. RCN is not obligated to, and undertakes no obligation to, publicly update any forward-looking statement due to actual results, changes in assumptions, new information or as the result of future events.

In connection with its reorganization under Chapter 11 of the Bankruptcy Code during 2004, RCN included financial projections in the disclosure statement provided to its creditors and shareholders. Our post-reorganization results are not directly comparable to the financial projections contained in the disclosure statement. Accordingly, you should not rely on any of the projections provided in the disclosure statement.

Overview

We provide video, high-speed data and voice services to customers in the Boston, New York, eastern Pennsylvania, Washington, D.C., Chicago, San Francisco and Los Angeles metropolitan markets. As of March 31, 2005, we served approximately 422,000 residential customers. Our services are delivered primarily over our own fiber-optic local network. Our revenues are generated primarily by monthly fees paid by customers for our services. We price our services to promote sales of bundled packages. We offer bundles of two or more services with tiered features and prices to meet the demands of a variety of customers. As of March 31, 2005, approximately 64% of our customers purchase two or more services. We also sell individual services at prices competitive to the incumbent providers. The prices we charge vary based on the level of service the customer chooses and the geographic market. An installation fee, which is typically waived for a bundled installation, is charged to new and reconnected customers. We also charge monthly fees for cable customers’ premise equipment. Under rules adopted by the Federal Communications Commission (the “FCC”), the prices we charge for cable-related equipment, such as set-top terminals and remote control devices, and for installation services are based on our actual costs, plus a permitted rate of return.

On December 21, 2004, we acquired the 50% interest in Starpower Communications, LLC (“Starpower”) that we did not already own. Starpower provides video, voice and other communications services to residential and commercial customers in the Washington, D.C. metropolitan area. Starting on the date of acquisition, the assets acquired and liabilities assumed were recorded at their respective fair values and the consolidated results of operations included Starpower. Prior to December 21, 2004, we accounted for our interest in Starpower under the equity method.

We evaluate business performance as if Starpower had been fully consolidated for all of 2004. Accordingly, in our discussion of results we have shown tables which combine Starpower’s results of operations for the three months ending March 31, 2004 with our reported results, as restated, for that period.

Set forth below are certain key financial and statistical measures that we consider important in managing and assessing our business and financial performance. These measures are set forth below for convenience only and each of these measures should be considered in the context of our complete financial statements and the analysis and discussion set forth elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Key customer performance measures are revenue generating units (“RGUs”), average revenue per customer (“ARPC”), and average RGUs per customer. RGUs are calculated as the sum of all residential basic video, high-speed data, and voice connections. ARPC inherently reflects the quantity of the bundled services sold and is a key indicator of both shifts in product mix as well as the value of discounts given to attract new customers and retain existing customers. This metric and average RGUs per customer are closely tracked each month to assist in identifying targeted customers and product sets. Average RGUs per customer and RGUs also serve to assist in volume and pricing statistics, which are closely monitored to track the performance of the sales organization throughout the year. Our ARPC and average RGUs per customer have each grown steadily through the last several years.

The following tables summarize residential RGUs, Customers, ARPC and average RGU’s per customer. All amounts include Starpower Communications LLC as though owned 100% by RCN for all periods presented. The decline in video RGUs is due in part to management’s strategy to dispose or allow attrition of underperforming assets.

	RGUs
	for the three months ended March 31,
	Successor	Combined	Fav/(unfav)
	2005	2004	Variance
Video	379,000	390,000	(11,000)
Data	229,000	206,000	23,000
Voice	280,000	280,000	—

Total	888,000	876,000	12,000

	Key Indicators
	for the three months ended March 31,
	Successor	Predecessor	Fav/(unfav)
	2005	2004	Variance
Customers	422,000	437,000	(15,000)

ARPC	$100.00	$95.00	$5.00
Average RGU’s per customer	2.10	2.00	0.10

Average revenue per customer is calculated by dividing the total residential revenue earned in a period, excluding reciprocal compensation, by the average number of residential customers for the period, stated on a monthly basis.

Average RGUs per customer is calculated by dividing the total average number of RGUs during a period by the average number of residential customers for the period.

Chapter 11 Reorganization

In 2001, we began experiencing financial difficulties due to a severe slowdown in the telecommunications industry and our limited ability to access capital markets to fund operations. On May 27, 2004, we and four of our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and on August 5 and August 20, 2004, five of our additional subsidiaries filed voluntary petitions for reorganization under Chapter 11. On December 21, 2004, the RCN Debtors emerged from bankruptcy. For more details regarding the Plan, see “Business—RCN’s Chapter 11 Reorganization” in the annual report on Form 10-K for the year ended December 31, 2004.

Accounting Impact of Reorganization

Fresh-Start Reporting

Our emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and the adoption of “fresh start” reporting in accordance with SOP 90-7. Upon adoption of “fresh start” reporting, a new reporting entity is created for accounting purposes and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. Accordingly, our reported historical financial statements prior to the adoption of “fresh start” reporting for periods ended prior to December 21, 2004 are not comparable to those of Reorganized RCN. In this Quarterly Report on Form 10-Q, references to our operations and cash flows during the periods ended December 20, 2004 refer to the Predecessor.

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

“Fresh Start” Adjustments

In accordance with “fresh start” reporting, all assets and liabilities are recorded at their respective fair values as of December 20, 2004. Such fair values represent our best estimates based on independent appraisals and valuations.

In applying “fresh start” reporting, adjustments to reflect the fair value of assets and liabilities, on a net basis resulted in a gain of $173.2 million. The restructuring of our capital structure and resulting discharge of the senior lender’s pre-petition debt, resulted in a gain of approximately $1,166.0 million. In addition, we incurred $92.6 million in reorganization expenses in 2004, primarily related to legal and professional services.

See Note 3, “Fresh Start Accounting,” to our Condensed Consolidated Financial Statements for a full description of the impact of “fresh start” accounting on the Successor’s consolidated balance sheet on the Effective Date. As a result of these changes to the capital structure, Reorganized RCN’s interest expense and preferred dividend obligations will be significantly less than we incurred in periods prior to our reorganization.

Reclassifications

Effective on January 1, 2005 we changed the classifications of certain expenses from operating and selling, general and administrative to direct expenses. We feel expenses for pole rental, right of way use fees and plant utilities are directly related to generating revenue and therefore are more appropriately classified as direct expenses. In addition, after filing for bankruptcy in the second quarter of 2004, we classified reorganization expense for the six months ended June 30, 2004 as a separate category pursuant to SOP 90-7. We have changed the classification of these expenses incurred in the three months ending March 31, 2004. These classification changes were made to the restated consolidated statement of operations for the three months ended March 31, 2004 for comparability purposes. See Note 1, “Organization and Basis of Presentation” for a more detailed description of the impact of these reclassifications.

Segment Reporting

We view our business of providing bundled communications services to residential and commercial customers as one business segment. Included among these bundled services are video, data and voice communications. All services are provided from the same telecommunications backbone and the cost of these revenue streams is largely allocated based on respective service revenues. No separate asset information is maintained or reviewed. Residential customers, including dial-up data subscribers, provide approximately 96% of our consolidated revenues. We believe RCN can aggregate these revenue streams under the quantitative and qualitative thresholds defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

Overview of Operations

Approximately 98.3% of the our revenue for the three months ended March 31, 2005 is attributable to monthly telephone line service charges, local toll, special features and long-distance telephone service fees, monthly subscription fees for basic, premium, and pay-per-view cable television services, and fees for high-speed data services, dial up telephone modems, web hosting and dedicated access. The remaining 1.7% of revenue is derived mostly from reciprocal compensation.

Expenses primarily consist of direct expenses, operating, selling and general and administrative expenses, depreciation and amortization, and interest expense. Direct expenses include the cost of providing services such as cable programming, franchise costs and network access fees. Operating, selling and general and administrative expenses include customer service costs, advertising, sales, marketing, order processing, telecommunications network maintenance and repair (“technical expenses”), general and administrative expenses, installation and provisioning expenses, and other corporate overhead.

Results	of Operations

The financial information presented in this report comprises the condensed consolidated financial information of (i) Successor for the three months ended March 31, 2005; and (ii) Predecessor for the three months ended March 31, 2004 as restated. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that would have resulted had Predecessor not been accounted for as a going concern.

Three months ended March 31, 2005 (Successor) compared to three months ended March 31, 2004 (Predecessor):

	Three Months ended March 31, (Unaudited)
	RCN 2005	RCN 2004	Starpower 2004	Combined 2004
Revenues	$140,809	$121,260	$20,302	$141,562
Costs and expenses, excluding non-cash stock based compensation, depreciation and amortization
Direct expenses	51,048	43,252	6,085	49,337
Operating and selling, general and administrative	64,005	65,917	10,049	75,966
Non-cash stock based compensation	—	1,080	—	1,080
Impairments and exit costs	2,576	(1,822)	—	(1,822)
Depreciation and amortization	45,759	69,707	6,037	75,744

Operating loss	(22,579)	(56,874)	(1,869)	(58,743)
Investment income	1,163	926	—	926
Interest expense	10,233	42,429	—	42,429
Gain (loss) on sale of assets	1,483	(48)	—	(48)
Other income (expense), net	1,087	373	—	373

Loss from continuing operations before reorganization items and income taxes	(29,079)	(98,052)	(1,869)	(99,921)
Reorganization items, net	—	8,674	—	8,674
Income tax expense	379	—	—	—

Loss from continuing operations before equity in unconsolidated entities	(29,458)	(106,726)	(1,869)	(108,595)
Equity in income of unconsolidated entities	—	9,644	—	9,644
Minority interest in loss of consolidated entities	—	—	—	—

Net Loss from continuing operations	(29,458)	(97,082)	(1,869)	(98,951)
Discontinued operations, net of tax of $0 and $0 and gain on disposal of $0 and $89,778	55	92,200	—	92,200

Net loss	(29,403)	(4,882)	(1,869)	(6,751)
Preferred dividend and accretion requirements (contract dividend and accretion of $0 and $32,430 for the three months ended March 31, 2005 and 2004, respectively )	—	32,430	—	32,430

Net loss to common shareholders	$(29,403)	$(37,312)	$(1,869)	$(39,181)

Revenues:

Revenue increased $19.5 million, or 16.1%, to $140.9 million due to the acquisition of the remaining 50% interest in Starpower. Excluding the impact of the consolidation of Starpower, revenue decreased $0.8 million, or 0.5%. The decline was due to several factors including the net loss of approximately 14,000 customers, which included the disposition and attrition of 7,600 off-network customers in New York and Chicago. Revenue loss from the decline in customers is estimated to be $ 3.8 million. Dial-up revenue, which is reported in data, decreased by $3.1 million as the number of dial up customers continued to decline. Reciprocal compensation revenue, which is impacted to a large degree, by dial-up service, decreased $0.9 million. These declines were substantially offset by increases in average RGUs per customer, primarily due to higher cable modem penetration. The improvement in average RGUs per customer from 2.0 to 2.1 resulted in increased revenue of $6.6 million. Also contributing to increased revenue were higher digital penetration due to a network upgrade in our Chicago market and an average 4% price increase for the basic video tier. Other revenue was higher due to data transport service and dark fiber usage by our commercial customers as well as a one-time sale of advertising services of $0.5 million which we do not expect to continue into the future. Voice revenue was lower due to competitive pricing despite a slight increase in customers.

	Revenue
	for the three months ended March 31,
	Successor	Predecessor	Starpower	Combined	Fav/(unfav)
	2005	2004	2004	2004	Variance
Video	$62,837	$54,170	$7,496	$61,666	$1,171
Data	34,181	26,658	7,856	34,514	(333)
Voice	37,778	36,149	3,736	39,885	(2,107)
Reciprocal Compensation	1,833	1,980	714	2,694	(861)
Other	4,180	2,303	499	2,803	1,378

Total	$140,809	$121,260	$20,302	$141,562	$(752)

Direct Expenses:

Direct expenses increased $7.8 million, or 18.1% to $51.1 million. Excluding the impact of the consolidation of Starpower, direct expenses increased $1.8 million, or 3.5% for the three months ended March 31, 2005 (Successor) compared to the three months ended March 31, 2004 (Predecessor). The increase is due in part to a $1.4 million increase in video direct expenses due to an 8% increase in average programming costs per subscriber. This increase is offset by a $0.9 million negotiated settlement from our data provider, from more favorable contract pricing from vendors and network optimization. Also, the first quarter of 2004 included a $1.5 million settlement with our provider of Caller Name Identification services (CNAM) which resulted in credit for past over-billings.

Operating and Selling, General and Administrative Expenses:

Operating and selling, and general and administrative expenses declined $11.9 million or 15.7%, to $64.0 million for the three months ended March 31, 2005, (Successor) compared to the three months ended March 31, 2004 (Predecessor), excluding the impact of the consolidation of Starpower, as we continued with our aggressive reduction of operating expenses. The savings related in part to reduced salaries and related employee costs of $5.6 million. Average employee headcount was down 530 full-time equivalents (FTEs). These reductions were across all functional areas. Facility expenses are down $1.1 million due to amortization of the accrual set up as part of fresh start accounting to value our operating leases, which were generally above market, at their fair value in accordance with SOP 90-7. Outside labor expense is down $1.4 million due to the severance of a relationship with an outsource customer service provider. Telephone expense is down $1.0 million due to a switch to a lower cost provider. Included in SG&A is a credit of approximately $0.5 million related to transition services reimbursements received from the purchaser of our Carmel cable system. We do not expect these reimbursements to continue in the future. Equipment repair and maintenance expense is down $1.4 million due to several major maintenance projects in 2004.

Operating and selling, general and administrative expense includes a reversal of $2.6 million in legal fees that were accrued for claims that have been asserted against us. The legal fees were accrued based on estimates of anticipated fees comtemplated if the matters were to be litigated. We believe it is preferable to accrue legal fees when the work is performed, consistent with all other services. We believe this position is consistent with the definition of liabilities in “Financial Accounting Standards Concept Statement No. 6”.

Components of Operating, selling, general and administrative expenses are as follows:

	SG&A
	for the three months ended March 31,
	Successor	Predecessor	Starpower	Combined	Fav/(unfav)
	2005	2004	2004	2004	Variance
Network operations and construction	$22,612	$23,278	$3,599	$26,877	$4,265
Sales and marketing	11,233	10,556	1,526	12,082	849
Customer Service	5,337	7,224	1,935	9,159	3,822
Operating, general and administrative	24,823	24,859	2,988	27,847	3,024

Total	$64,005	$65,917	$10,048	$75,965	$11,960

Non-cash Stock-Based Compensation:

The non-cash stock-based compensation decreased $1.1 million or 100.0%, to $0.0 million for the three months ended March 31, 2005. The decrease was due to our canceling all stock option programs upon emergence from Chapter 11 reorganization.

We expect to incur stock-based compensation expense going forward, as we have submitted a management incentive plan for stockholder approval that would allow for the issuance of up to 10% our stock (on a fully diluted basis) to directors, management (including key executives per the terms of their employment agreements), and other employees. The plan was approved by the Board of Directors in May 2005, subject to shareholder approval, and submitted to stockholders in June 2005 for an expected vote in July 2005.

Depreciation and Amortization:

Depreciation and amortization expense decreased $23.9 million or 34.4%, to $45.8 million for the three months ended March 31, 2005 (Successor) compared to the three months ended March 31, 2004 (Predecessor). The net decrease is due, in part, to the effect of the fresh start accounting revaluation of assets upon emergence from Chapter 11 bankruptcy. (See Note 3, Fresh Start Accounting). The decrease is also due the change in the estimated life of capitalized technical labor and equipment on new home installations in the first quarter of 2004 which had a disproportionate effect on that quarter.

Investment Income:

Investment income increased $0.2 million, or 25.6% to $1.2 million for the three months ended March 31, 2005 (Successor) compared to March 31, 2004 (Predecessor) due to an increase in return earned on investments.

Interest Expense:

Interest expense decreased by $32.2 million, or 75.9%, to $10.2 million for the three months ended March 31, 2005 (Successor) compared to the three months ended March 31, 2004 (Predecessor). This decrease is primarily due to the restructuring of debt during the fourth quarter of 2004. Outstanding debt at March 31, 2005 was $493.7 million compared to $1,600.0 million at March 31, 2004. The debt canceled in bankruptcy had interest rates of 9.8% to 11.125%.

Other income, net:

Other income of $1.1 million for the three months ended March 31, 2005(Successor), consists primarily of an $0.8 million settlement from a vendor for reimbursement of costs we incurred removing and reinstalling faulty equipment they supplied.

Equity in Income of Unconsolidated Entities:

Equity in income of unconsolidated entities decreased $9.7 million or 100.0% for the three months ended March 31, 2005. On December 21, 2004, we acquired the 50% membership interest in Starpower we did not already own. Prior to the acquisition, we accounted for our 50% interest in Starpower under the equity method. The results of Starpower are consolidated in our financial statements for the three months ended March 31, 2005, where as they are reported as equity in income of unconsolidated entities for the three months ended March 31,2004.

We have 48.93% interests in both Megacable, S.A. de C.V., a cable television and high-speed data services provider in Mexico, and Megacable Communicaciones de Mexico S.A. (“MCM”), a provider of local voice and high-speed data services in Mexico (collectively, “Megacable”). We account for these investments under the equity method. Despite our repeated requests, Megacable management has not provided audited financial statements for the year ended December 31, 2004 and unaudited financial statements for the three months ended March 31, 2005. Therefore, we have not recorded any income or loss on our investment in Megacable for the three months ended March 31, 2005. For the three months ended March 31, 2004, we recorded income of $10.5 million on our investment in Megacable. We disclosed our inability to obtain Megacable’s financial statements as a material weakness in our internal control over financial reporting at December 31, 2004.

Discontinued Operations:

On March 8, 2004, we completed the sale of our Carmel, NY (“Carmel”) cable system for proceeds of approximately $120.2 million and a gain on the sale of approximately $89.8 million. Carmel had approximately 30,000 customers when it was sold. In accordance with SFAS No. 144, the results of operations for Carmel are reported as discontinued operations. Income from the Carmel cable system was $0.1 million and $2.4 million for the periods ended March 31, 2005 (Successor) and March 31, 2004 (Predecessor), respectively.

Liquidity and Capital Resources

	March 31, 2005	December 31, 2004
	(dollars in thousands)
Cash, temporary cash investments and short-term investments	$170,199	$163,964
Debt (including current maturities and capital lease obligations)	$493,683	$493,568

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $15.6 million in the three months ended March 31, 2005 (Successor) compared to net cash used in operating activities of $7.5 million in the three months ended March 31, 2004 (Predecessor). The improvement was, the result of a lower net loss from continuing operations. Interest expense in the three months ended March 31, 2005 was $32.2 million lower than in the comparable period in 2004, but the effect on cash was mitigated as a result of waivers that we received on $24.5 million of interest payments that were due in the three months ended March 31, 2004. The resulting increase in interest payable was the principal factor contributing to the $25.6 million decrease in working capital that occurred during the three months ended March 31, 2004. In comparison, working capital increased $3.7 million in the three months ended March 31, 2005, reflecting lower accounts payable and accrued expenses, partly offset by lower accounts receivable, prepayments and other current assets.

Cash Provided by Investing Activities

Net cash provided by investing activities was $81.4 million in the three months ended March 31, 2005, in reflecting a $91.2 million decrease in short-term investments and investments restricted for debt service and $1.4 million proceeds from the sale of assets, partly offset by capital expenditures of $11.3 million. The decrease in short term investments was due to the transition of our short term investments to cash equivalents which is required by the terms of our First Lien Credit Agreement. In comparison, cash provided by investing activities in the three months ended March 31, 2004 reflected $120.2 million proceeds from the sale of our Carmel Cable system, partly offset by a $24.2 million increase in investments restricted for debt in service and $12.3 million in capital expenditures. Starpower had $1.75 million capital expenditures in the three months ended March 31, 2004.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $1.0 million in the three months ended March 31, 2005 (Successor), compared to $74.7 million in three months ended March 31, 2004 (Predecessor). The decline was primarily due to a reduction in debt repayments from $74.3 million in the three months ended March 31, 2004 (Predecessor), to $0.8 million in the three months ended March 31, 2005 (Successor).

Subsequent to March 31, 2005, approximately $15.3 million of cash was used to settle certain outstanding claims and professional fees related to our Chapter 11 cases. In April 2005 approximately $4.0 million of the escrow amount related to the sale of our Carmel cable system was released to us.

We believe that our available cash, cash equivalents, short term investments and cash generated from operating activities will be sufficient to finance our operations and commitments for the remainder of 2005. However, it is possible that we may need to raise additional funds to finance unforeseen requirements. As of June 27, 2005 we have utilized all of our borrowing capacity.

Description of Outstanding Debt

As of March 31, 2005, our total debt was approximately $493.7 million, including $3.8 million of capital leases. The following is a description of the debt and the significant terms contained in the related agreements.

Successor First Lien Credit Agreement

The Senior Secured Credit Agreement with Deutsche Bank provides, among other things, for a seven-year, $330.0 million term loan credit facility and a five-year $25.0 million letter of credit facility, subject, in certain instances, to early repayment in whole or in part. We used the proceeds from this credit facility to finance, in part, the consummation of the Plan and the fees and expenses relating thereto.

Our obligations under the First Lien Credit Agreement are guaranteed by each of our domestic subsidiaries. As collateral security for our obligations under the First Lien Credit Agreement and the guarantees thereof, we and each of the domestic subsidiaries has granted to Deutsche Bank, for the benefit of the syndicated Lenders (“First-Lien Lenders”), a first priority lien on substantially all of our tangible and intangible assets, including, without limitation, pledges of our equity ownership in our domestic corporations.

Successor Notes

On the Effective Date, we issued $125.0 million aggregate principal amount of 7.375% convertible second lien notes due 2012, which are convertible into shares of our common stock at a conversion price of $25.16 subject to certain adjustments. The Notes are governed by the indenture between us and HSBC Bank USA as Indenture Trustee dated December 21, 2004.

The Notes mature on June 21, 2012, subject, in certain instances, to earlier repayment in whole or in part. We used the proceeds from the Notes to finance, in part, the consummation of the Plan and the payment of the fees and expenses relating thereto. The Notes are guaranteed totally and unconditionally, jointly and severally, by all subsidiaries and the obligations under such guarantee, together with our obligations under the Notes, are secured by a second priority lien on substantially the same assets which secure the First Lien Credit Agreement with Deutsche Bank.

Successor Evergreen Facility

On the Effective Date, we amended and restated our Evergreen Credit Agreement by entering into an Amended and Restated Term Loan and Credit Agreement with HSBC Bank USA, National Association, as agent and collateral agent (in such capacities, the “Agent”) and certain financial institutions parties thereto, as lenders (the “Third-Lien Lenders”).

The Evergreen Facility provides, among other things, for a seven and three-quarter year, approximately $34.5 million term loan credit facility, subject, in certain instances, to early repayment in whole or in part.

As collateral security for our obligations under the Evergreen Facility, we have granted to the Agent, for the benefit of the Third-Lien Lenders, a third priority lien on substantially all of RCN Corporation’s tangible and intangible assets, including, without limitation, pledges of our equity ownership in domestic corporations. The Evergreen Facility is not guaranteed by any of our subsidiaries.

In addition, we with HSBC Bank USA, as Indenture Trustee of the Notes and as Collateral Agent for the Amended Evergreen Credit Agreement, have executed an Intercreditor Agreement ordering the priority of the liens of the various lenders.

Covenants

We are subject to certain covenants and restrictions on our debt agreements. As of March 31, 2005 we were in compliance with all covenants and expect to remain so for the remainder of 2005.

Letters of Credit

We have approximately $29.9 million of letters of credit as of March 31, 2005 relating to our workmen’s compensation and employee liability insurance policies, real estate lease obligations and license and permit obligations to governmental agencies. Approximately $8.8 million of these requirements are collateralized with restricted cash as reflected in our Consolidated Financial Statements.

From time to time, we and certain of our wholly-owned subsidiaries may enter into guarantees on behalf of other wholly-owned subsidiaries.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change to the information required under this item from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004. Refer to our December 31, 2004 Annual Report on Form 10-K for information regarding quantitative and qualitative disclosures about market risk

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are intended to ensure that information required to be disclosed in our reports filed or submitted under the Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that such information is accumulated and communicated to us, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

As reported in our annual report on Form 10-K for the year ended December 31, 2004, we identified material weaknesses in our internal control over financial reporting related to lease accounting and the reconciliation of general ledger account balances to supporting documentation. As a result of these material weaknesses and our failure to obtain timely financial information about our 48.93% ownership interest in Megacable, our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) concluded that our disclosure controls and procedures (as defined in the Exchange Act Rule 13 (a)-15 (e)) were not effective as of December 31, 2004.

During the first quarter of 2005, we have implemented additional controls and procedures in order to address the material weaknesses related to lease accounting and the reconciliation of general ledger account balances. Although improvements have been made we continue to review our controls to remediate the weaknesses previously reported. In addition, we are actively taking steps to obtain Megacable’s financial statements for 2004 and to ensure timely receipt of Megacable’s quarterly and annual financial statements in the future. Despite these efforts, however, RCN has not yet obtained Megacable’s audited financial information for the year ended December 31, 2004 or unaudited financial information for the quarter ended March 31, 2005.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the our disclosure controls and procedures in place at the end of the period covered by this quarterly report pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) concluded that although progress has been made to remediate the weaknesses that existed at December 31, 2004,

RCN’s disclosure controls and procedures (as defined in the Exchange Act Rule 13 (a)-15 (e)) were not effective as of March 31, 2005.

(b) Changes in Internal Control over Financial Reporting

Except as noted above, there have not been any changes in the our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

Claims by Kemper Insurance

On or about August 9, 2004, Kemper Insurance (including its affiliated companies, American Motorists Insurance Company, Lumbermen’s Mutual Casualty Company, American Protection Insurance Company, and American Manufacturing Mutual Company (collectively, “Kemper”)) filed general unsecured proofs of claim in an unliquidated amount in the Chapter 11 cases (the “Kemper Proofs of Claim”). Through the Kemper Proofs of Claim, Kemper seeks an unliquidated amount for unpaid premiums and other charges in connection with certain insurance policies, claims processing agreements and other agreements between Kemper and one or more of the RCN Debtors. RCN believes that claims alleged by the Kemper Proofs of Claim are without merit. To the extent that any money is in fact owed to Kemper, the RCN Debtors further believe that such amounts are owed solely by RCN and that none of RCN’s subsidiaries are liable for such amounts. On September 28, 2004, the RCN Debtors filed an objection to the Kemper Proofs of Claim. Since the filing of the objection, RCN and Kemper entered an agreement dated March 28, 2005 to consensually resolve the Kemper claims and the Bankruptcy Court approved a stipulation on June 13, 2005 resolving the Kemper Proof of Claim. Management does not believe this settlement will have a material impact on the financial position of RCN.

Claims by Programmers

On or about January 5, 2005, the Game Show Network, LLC, filed a proof of claim in connection with RCN’s Chapter 11 reorganization in the amount of approximately $1.0 million based on notice of rejection of its agreement with Old RCN (the “GSN Proof of Claim”) for carriage of the Game Show Network (“GSN”). RCN has continued to carry and pay license fees for GSN programming despite the purported rejection. RCN, GSN and the National Cable Television Cooperative have entered and submitted a stipulation to resolve the matter which is pending approval of the Bankruptcy Court.

On or about January 27, 2005, three separate networks affiliated with Rainbow Media Holdings LCC (“RMH”), filed claims totaling approximately $4.7 million in the aggregate based on the rejection of agreements with RCN to carry the Independent Film Channel, Women’s Entertainment Channel and FUSE Networks (the “RMH Proofs of Claim”). RCN has been in discussions with RMH to resolve the RMH Proofs of Claim and has objected to the amounts claimed in each and is continuing its negotiations with RMH. At this time, RCN cannot assure you that it will be able to amicably resolve the RMH Proofs of Claim or will be successful in any objection RCN has filed to the proofs of claim. RCN, nevertheless, does not anticipate that an unfavorable outcome of any or all of the Proofs of Claim will exceed materially the amount in which each is asserted, plus any interest or costs assessed thereon, paid in accordance with the Plan.

Administrative Claims

Pursuant to the Plan, certain claims that arose after the commencement of RCN’s Chapter 11 cases (“Administrative Claims”) are entitled to payment in full to the extent allowed. On January 24, 2005, the deadline for filing Administrative Claim requests expired. As is typical in Chapter 11 cases, Administrative Claims were asserted against RCN in excess of amounts owed. In addition, certain of the Administrative Claim requests are not obligations of the RCN Debtors or were previously satisfied. On March 25, 2005, RCN filed an objection to the Administrative Claim requests. A hearing on the objection was scheduled for May 24, 2005. RCN does not expect the resolution of these claims to have a material adverse effect on its results of operations or financial condition. Following a hearing on May 24, 2005, the Bankruptcy Court disallowed certain of the Administrative Claim requests. The holder of the remaining Administrative Claim has filed a Notice of Withdrawal of claim and RCN will submit a proposed order with the Bankruptcy Court to expunge the claim.

Other Legal Proceedings

In re: RCN Corporation ERISA Litigation: On May 16, 2005, a consolidated class action complaint (the “Class Action Complaint”) was filed in the United States District Court for the District of New Jersey under Master File NO. 04-CV-5068 (SRC), naming RCN Corporation and certain of its current and former directors, officers, employee administrators and managers, as well as Merrill Lynch Trust Company, FSB, as defendants for alleged violations of the Employee Retirement Income Security Act of 1974 (as amended, “ERISA”). The purported Class Action Complaint seeks recovery of unspecified money damages for the benefit of a purported class of participants and beneficiaries of the RCN Savings And Stock Ownership Plan (the “Savings Plan”) as a result of the defendants’ breaches of their fiduciary duties under Erisa (the “Erisa Litigation”). No motion for class certification has been filed by Plaintiffs. The Erisa Litigation is subject to certain limitations ordered by the Bankruptcy Court described below.

Previously, on September 22, 2004, former employee Deborah K. Craig (“Craig”), on behalf of the Savings Plan and its participants and beneficiaries, filed a Motion For Leave To File Proof Of Claim (the “Late Claim Motion”), seeking to assert a claim (the “Craig Proof of Claim”) against RCN, after the claims bar date of August 11, 2004, for alleged violations of ERISA to recover alleged losses similar to those alleged in the Class Action Complaint. On October 5, 2004, Craig filed a purported class action complaint against certain fiduciaries of the Savings Plan within the meaning of ERISA in a lawsuit captioned Craig v. Filipowicz, et al., Case No. 04-cv-07875 (JSR) (S.D.N.Y.), which was subsequently transferred to the District of New Jersey, with a new Case No. 04-cv-05940 (SRC) (D.N.J.) (the “NJ Action”). On November 3, 2004, the Bankruptcy Court issued an order denying the Late Claim Motion in its entirety (the “Late Claim Order”), which Craig appealed to the United States District Court for the Southern District of New York. On December 20, 2004, Craig sought from the Bankruptcy Court limited relief (the “Injunction Relief Motion”), for the benefit of herself and all other similarly situated beneficiaries of the Savings Plan, from the injunction issued by the Bankruptcy Court’s order confirming the Plan for the purpose of naming RCN as a nominal defendant in the NJ Action. On February 16, 2005, Craig filed a motion on the NJ Action docket to have the NJ Action consolidated with certain other related actions, with a proposed caption In re RCN

Corporation ERISA Litigation, Master File No. 04-cv-5068 (SRC) (the “Consolidated Action”). On March 18, 2005, the United States District Court for the Southern District of New York issued an order affirming the Late Claim Order. On April 1, 2005, the Bankruptcy Court entered an order (the “Injunction Relief Order”) granting the Injunction Relief Motion to the extent that (1) Craig and all other similarly situated parties (collectively, the “Plaintiffs”) are permitted to name RCN as a nominal defendant in the pending Consolidated Action and (2) the Plaintiffs may enforce any judgment obtained against RCN solely against any applicable insurance companies and only up to limits of any applicable insurance coverage, to the extent such coverage is available. The Injunction Relief Order does not prevent the Plaintiffs from pursuing litigation claims against others, including current or former directors, officers, employees, partners, members, or managers (collectively, the “Third Parties”) of RCN or any other reorganized debtor and collecting in full any judgment Plaintiffs may obtain against such Third Parties. As an express condition to the entry of the Injunctive Relief Order, Craig waived any right of further appeal the denial of the Late Claim Order. Subsequently, Plaintiffs filed the Class Action Complaint in the ERISA Litigation to pursue their remedies against RCN, subject to the limitations imposed by the Bankruptcy Court, and additional Third Parties.

RCN or its subsidiaries are defendants in numerous personal injury, employment law and other matters in various jurisdictions that arise in the ordinary course of its business. None of these matters, individually or in the aggregate, is expected to be material.

Item 6. Exhibits

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

RCN Corporation

/s/ PETER D. AQUINO
Peter D. Aquino
President and Chief Executive Officer

Date: June 27, 2005

/s/ MICHAEL T. SICOLI
Michael T. Sicoli
Executive Vice President and Chief Financial Officer

Date: June 27, 2005