Form 10-Q/A
period 2005-03-31
RCN CORP /DE/
filed 2005-07-26
CIK 1041858

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

EXPLANATORY NOTE

RCN Corporation (“RCN”) is filing this Amendment No. 1 to Form 10-Q/A (“Amendment No. 1”) to amend its disclosures in Items 1 and 2 of Part I and to include a new exhibit in Item 6 of Part II contained in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the “March 31 Form 10-Q”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on June 27, 2005. This Amendment No. 1 relates to the change of accounting for legal fees that RCN reported in Item 1 (Note 1 to the Condensed Consolidated Financial Statements) of its March 31 Form 10-Q. The purpose of this Amendment No. 1 (i) is to amend the Item 1 disclosure to (x) include a more detailed explanation of the accounting change and (y) include a restatement of the Consolidated Condensed Financial Statements to show the change as a cumulative effect of accounting principle on the face of the statements (see Note 17 to the Consolidated Condensed Financial Statements), (ii) to include the amended disclosure in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and (iii) to include as an exhibit a letter from Freidman LLP relating to the preferability of the change in accounting for legal fees.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 contains the complete text of Items 1 and 2 of Part I, as amended, a new exhibit 18.1 and new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The representations contained in the new certifications continue to relate solely to our quarter ended March 31, 2005. This Amendment No. 1 contains only the sections and exhibits to the March 31 Form 10-Q, which are being amended and restated. The sections of and exhibits to the March 31 Form 10-Q as originally filed, which are not included herein, are unchanged and continue in full force and effect as originally filed. This Amendment No. 1 speaks as of the date of the original filing of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

********

RCN CORPORATION AND SUBSIDIARIES

FORM 10-Q/A

QUARTER ENDED MARCH 31, 2005

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3

	Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2005 (as restated) and for the three months ended March 31, 2004	3

	Condensed Consolidated Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2005 (as restated) and for the three months ended March 31, 2004	6

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

PART II - OTHER INFORMATION

Item 6.	Exhibits	34

SIGNATURES		35

CERTIFICATIONS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RCN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31,
	2005 (As restated- see Note 17)	2004
Revenues	$140,809	$121,260
Costs and expenses:
Direct expenses	51,048	43,252
Selling, general and administrative	66,605	65,917
Non-cash stock based compensation	—	1,080
Impairments and exit costs	2,576	(1,822)
Depreciation and amortization	45,759	69,707

Operating loss	(25,179)	(56,874)
Investment income	1,163	926
Interest expense	10,233	42,429
Gain (loss) on sale of assets	1,483	(48)
Other income (expense), net	1,087	373

Loss from continuing operations before reorganization items and income taxes	(31,679)	(98,052)
Reorganization items, net	—	8,674
Income tax expense	379	—

Loss from continuing operations before equity in unconsolidated entities	(32,058)	(106,726)
Equity in income of unconsolidated entities	—	9,644

Net Loss from continuing operations	(32,058)	(97,082)
Income from discontinued operations, net of tax of $0 and $0 and gain on disposal of $0 and $89,778	55	92,200

Net loss before cumulative effect of change in accounting principle	(32,003)	(4,882)
Cumulative effect on prior years of retroactive application of a change in accounting for legal fees, net of tax	2,600	—
Preferred dividend and accretion requirements (contract dividend and accretion of $0 and $32,430 for the three months ended March 31, 2005 and 2004, respectively )	—	32,430

Net loss to common stockholders	$(29,403)	$(37,312)

Basic and diluted loss per common share
Net loss from continuing operations	$(0.89)	$(1.06)
Net income from discontinued operations	0.00	0.75
Cumulative effect on prior years of retroactive application of a change in accounting for legal fees, net of tax	.07	—

Net loss to common stockholders	$(0.82)	$(0.31)

Weighted average shares outstanding, basic and diluted	36,020,850	122,268,642

Pro forma effect of change in accounting principle (See Note 11):
Net loss	$(29,403)	$(37,312)
Pro forma effect of change in accounting for legal fees	(2,600)	—

Pro forma net loss	$(32,003)	$(37,312)

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

RCN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31,
	2005 (As restated- see Note 17)	2004

Cash flows from operating activities
Net loss	$(29,403)	$(4,882)
Income from discontinued operations	(55)	(2,422)
Gain on sale of discontinued operation	—	(89,778)

Net loss from continuing operations	(29,458)	(97,082)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Accretion of discounted debt	1,095	955
Amortization of financing costs	567	2,321
Non-cash stock based compensation expense	—	1,080
Loss (Gain) on sale of assets	(1,483)	—
Depreciation and amortization	45,759	69,707
Provision for losses on accounts receivable	2,215	2,335
Equity in income of unconsolidated entities	—	(9,719)
Impairments (recoveries) and special charges	2,576	(1,822)
Cumulative effect of a change in accounting for legal fees	(2,600)	—

	18,671	(32,225)
Net change in working capital	(2,748)	25,555

Net cash provided by (used in) continuing operations	15,923	(6,670)

Cash (used in) provided by discontinued operations	(273)	(790)

Net cash provided by (used in) operating activities	15,650	(7,460)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

(Continued)

	Successor	Predecessor
	Three Months Ended March 31,
	2005 (As restated- see Note 17)	2004
Cash flows from investing activities:
Additions to property, plant and equipment	(11,330)	(12,283)
Decrease in short-term investments	89,863	—
Proceeds from sale of assets	1,437	—
Proceeds from sale of discontinued operations	—	120,203
Discontinued operations	—	(402)
Decrease (increase) in investments restricted for debt service	1,383	(24,178)

Net cash provided by investing activities	81,353	83,340

Cash flows from financing activities:
Repayment of long-term debt	(825)	(74,290)
Repayment of capital lease obligations	(156)	(426)

Net cash used in financing activities	(981)	(74,716)

Net increase in cash and temporary cash investments	96,022	1,164
Cash and temporary cash investments at beginning of period	54,351	18,395

Cash and temporary cash investments at end of period	$150,373	$19,559

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest (net of $0 and $461 capitalized as of March 31, 2005 and 2004, respectively)	$6,271	$8,601

Income taxes	$—	$—

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
Costs and expenses:
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

Change in Accounting for Legal Fees

During the first quarter, the Company changed its method of accounting for legal fees related to legal actions directed against it. RCN previously accrued anticipated legal fees for these actions based on an estimate of fees that would be incurred if these actions were believed to require outside legal services. Management of the Company recognizes that there is a diversity of practice for accounting for legal fees and there is no clear preference for one method over another expressed in any authoritative accounting literature. Management believes that estimating fees for legal matters that can have many possible outcomes is inherently difficult and therefore believes it is preferable to accrue legal fees when the work is performed, consistent with the Company’s accounting for all other services. Management further believes this treatment is consistent with the definition of a liability in Financial Accounting Standards Concept Statement No. 6. In accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes,” the Company recorded the cumulative amount of the change in the three months ended March 31, 2005, resulting in a reversal of $2.6 million of expense recorded in previous periods. This change resulted in a decrease in net loss of $2.6 million or $0.07 per share for the three months ended March 31, 2005. Management has discussed this change with their independent auditor, who concurs with this change. A letter indicating their concurrence is attached hereto as exhibit 18.1.

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

RCN CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share and Per Share Data)

	Predecessor Dec. 20, 2004	Equity	Restructuring		“Fresh Start”			Successor Dec. 21, 2004
ASSETS
Current Assets:
Cash and temporary cash investments	$77,369	$—	$(37	)(K)	$			$77,332
Short-term investments	109,613	—						109,613
Accounts receivable from related parties	9,951	—						9,951
Accounts receivable, net	47,461	—	(80	)(L)				47,381
Unbilled revenues	792	—						792
Interest and dividends receivable	755	—						755
Prepayments and other current assets	21,652	—	(129	)(M)				21,523
Short-term restricted investments	1,348	—						1,348
Current deferred tax asset		—

Total current assets	268,941	—	(246)					268,695

Property, plant and equipment, net	719,999	—				4,501	(Z)	724,500
Investments in joint ventures and equity securities	210,063	—	(25,689	)(N)		33,626	(AA)	218,000
Intangible assets, net	1,218					141,181	(AB)	142,399
Goodwill, net	6,130	—				(6,130	)(AC)
Long-term restricted investments	29,697							29,697
Deferred charges and other assets	18,641	—	846	(O)				19,487
Noncurrent assets of discontinued operations		—

Total assets	$1,254,689	$—	$(25,089)			$173,178		$1,402,778

RCN CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands, Except Share and Per Share Data)

	Predecessor Dec. 20, 2004		Equity	Restructuring		“Fresh Start”		Successor Dec. 21, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease obligations	$529		$—	$—		$—		$529
Current maturities of long-term debt	3,300		—	—		—		3,300
Accounts payable	52,209		—	(2,408	)(P)	—		49,801
Accounts payable to related parties	5,519		—	—		—		5,519
Advance billings and customer deposits	28,216		—	(73	)(Q)	—		28,143
Accrued expenses	29,417		—	1,210	(R)	—		30,627
Accrued interest	—		—	—		—		—
Accrued cost of sales	22,856		—	—		—		22,856
Accrued exit costs	669		—	—		—		669
Accrued employee compensation and related expenses	15,375		—	—		—		15,375
Deferred reorganization costs	—		—	21,644	(S)	—		21,644
Deferred income taxes	(919)		—	919	(S)	—		—
Current liabilities of discontinued operations	1,082		—	—		—		1,082

Total current liabilities	158,253		—	21,292		—		179,545

Long-term debt	486,991		—	2,751	(T)	—		489,742
Other deferred credits	5,073		—	19,808	(U)	—		24,881
Liabilities subject to compromise	1,215,626		—	(1,215,626	)(S)	—		—
Preferred Stock								—
Cumulative Convertible Series A	350,362	(A)	(350,362)	—		—		—
Cumulative Convertible Series B	1,474,850	(B)	(1,474,850)	—		—		—
Stockholders’ equity (deficit):
Predecessor Class A Common stock	112,163	(C)	(112,163)	—		—		—
Successor Common stock	—		—	319	(V)	—		319
Predecessor Class B Common stock	11,425	(D)	(11,425)	—		—		—
Committed Capital	—		—	131,396	(W)	—		131,396
Additional paid-in-capital	2,155,794	(E)	(1,630,265)	(121,812	)(X)	173,178	(AD)	576,895
Accumulated deficit	(4,688,198	)(F)	3,551,415	1,136,783	(Y)	—		—
Unearned compensation expense	(32	)(G)	32	—		—		—
Cumulative translation adjustments	(17,288	)(H)	17,288	—		—		—
Unrealized appreciation on investments	(162	)(I)	162	—		—		—
Predecessor Treasury stock	(10,168	)(J)	10,168	—		—		—

Total stockholders’ equity (deficit)	(2,436,466)		1,825,212	1,146,686		173,178		708,610

Total liabilities and stockholders’ equity	$1,254,689		$—	$(25,089)		$173,178		$1,402,778

Notes to “Fresh Start” Activity

(A)	Preferred Stock Series A – represents the cancellation of the old Preferred Stock series A.

(B)	Preferred Stock Series B – represents the cancellation of the old Preferred Stock Series B.
(C)	Common Stock Class A – represents the cancellation of the old Common Stock Class A
(D)	Common Stock Class B – represents the cancellation of the old Common Stock Class B
(E)	Additional paid in capital—represents the cancellation of all the outstanding preferred common and treasury stock of the predecessor company in accordance with the plan of reorganization.
(F)	Accumulated deficit – represents the cancellation of all accumulated losses.
(G)	Unearned compensation expense – represents the closing out of the remaining equity accounts in accordance with the recapitalization provisions of fresh start accounting.
(H)	Cumulative translation adjustments – represents closing out of the remaining equity accounts in accordance with the recapitalization provisions of fresh start accounting.
(I)	Unrealized appreciation on investments – represents the closing out of the remaining equity accounts in accordance with the recapitalization provisions of fresh start accounting.
(J)	Treasury stock – represents the cancellation of treasury stock.
(K)	Cash and temporary cash investments - represents cash used in restructuring.
(L)	Accounts receivable, net – represents adjustments in the carrying value of accounts receivable due in accordance with fresh start accounting.
(M)	Prepayments and other current assets – represents adjustments in the carrying value of prepaids in accordance with fresh start accounting.
(N)	Investments in joint ventures – represents the valuation decrease in Starpower in accordance with fresh start accounting.
(O)	Deferred charges and other assets – represents increase in debt issuance costs due to restructuring.
(P)	Accounts payable – represents the adjustment of certain liabilities to fair value in accordance with fresh start accounting.
(Q)	Advance billings and customer deposits – represents the adjustment of certain liabilities to fair value in accordance with fresh start accounting.
(R)	Accrued expenses –represents the adjustment of certain liabilities to fair value in accordance with fresh start accounting.
(S)	Liabilities subject to compromise – represents the adjustment of deferred taxes and the settlement of the prior liabilities subject to compromise (of which $21.6 million was in negotiation as of March 31, 2005).
(T)	Long term debt – represents the reduction of warrants associated with the old debt.
(U)	Other deferred credits include $19.0 million for deferred rent associated with fair value of leases upon emergence.
(V)	Common stock – represents the issuance of the new common stock.
(W)	Committed capital – represents the value of shares committed for reserve.
(X)	Additional paid in capital – represents the net decrease associated with restructuring.
(Y)	Accumulated deficit – represents the net of all the restructuring charges.
(Z)	Plant property and equipment – represents the adjustment in the carrying value in accordance with fresh start accounting.
(AA)	Investments in joint ventures – represents the valuation increase in Megacable.
(AB)	Intangible assets – represents the adjustment in the carrying value for intangible assets in accordance with fresh start accounting.
(AC)	Goodwill, net – represents the adjustment in the carrying value in accordance with fresh start accounting.
(AD)	Additional paid in capital – represents the gain on the adjustment in the carrying values of plant property and equipment, intangible assets and goodwill in accordance with fresh start accounting.

(AA)	Investments in joint ventures – represents the valuation increase in Megacable.
(AB)	Intangible assets – represents the adjustment in the carrying value for intangible assets in accordance with fresh start accounting.
(AC)	Goodwill, net – represents the adjustment in the carrying value in accordance with fresh start accounting.
(AD)	Additional paid in capital – represents the gain on the adjustment in the carrying values of plant property and equipment, intangible assets and goodwill in accordance with fresh start accounting.

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

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations:

	(dollars in thousands except per share data)
	Successor	Predecessor
	Three Months Ended March 31, (Unaudited)
	2005	2004
Net loss from continuing operations	$(29,458)	$(97,082)
Income from discontinued operations, net of tax	55	92,200
Cumulative effect on prior years of retroactive application of a change in accounting for legal fees	2,600	—

Net loss	(32,003)	(4,882)
Preferred dividend and accretion requirements	—	32,430

Net loss to common shareholders	$(32,003)	$(37,312)

Basic and diluted loss per average common share:
Weighted average shares outstanding	36,020,850	122,268,642

Loss per average common share from continuing operations	$(0.89)	$(1.06)
Gain from discontinued operations	0.00	0.75
Cumulative effect on prior years of retroactive application of a change in accounting for legal fees	0.07	—

Net loss to common shareholders	$(0.82)	$(0.31)

The following table shows the pro forma effect of the change in accounting for legal fees as if RCN accounted for legal fees under the newly adopted method for all periods presented.

	(dollars in thousands except per share data)
	Successor	Predecessor
	Three Months Ended March 31,
	2005	2004
Net loss from continuing operations	$(32,058)	$(97,082)
(Loss) income from discontinued operations, net of tax	55	92,200

Net loss	(32,003)	(4,882)
Preferred dividend and accretion requirements	—	32,430

Net loss to common shareholders	$(32,003)	$(37,312)

Basic and diluted loss per average common share:
Weighted average shares outstanding	36,020,850	122,268,642

Loss per average common share from continuing operations	$(0.89)	$(1.06)
Gain from discontinued operations	0.00	0.75

Net loss to common shareholders	$(0.89)	$(0.31)

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

17. Restatement

During the quarter ended March 31, 2005, the Company changed its method of accounting for fees (See Note 1). The Company originally reported this item as a reduction of selling, general and administrative expense and disclosed the effect on net loss in Note 1. The Company is restating its consolidated condensed financial statements included in Form 10-Q for the three months ended March 31, 2005 to show the change as a cumulative effect of accounting principal on the face of the statement of operations as required by APB No. 20. The effects of the restatement are as follows:

RCN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months Ended March 31, 2005

(Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

	As Previously Reported	Adjustment	As Restated
Revenues	$140,809	$—	$140,809
Costs and expenses:
Direct expenses	51,048	—	51,048
Selling, general and administrative	64,005	2,600	66,605
Non-cash stock based compensation	—	—	—
Impairments and exit costs	2,576	—	2,576
Depreciation and amortization	45,759	—	45,759

Operating loss	(22,579)	(2,600)	(25,179)
Investment income	1,163	—	1,163
Interest expense	10,233	—	10,233
Gain (loss) on sale of assets	1,483	—	1,483
Other income (expense), net	1,087	—	1,087

Loss from continuing operations before reorganization items and income taxes	(29,079)	(2,600)	(31,679)
Reorganization items, net	—	—	—
Income tax expense	379	—	379

Loss from continuing operations before equity in unconsolidated entities	(29,458)	(2,600)	(32,058)
Equity in income of unconsolidated entities	—	—	—

Net Loss from continuing operations	(29,458)	(2,600)	(32,058)
Income from discontinued operations, net of tax of $0 and $0 and gain on disposal of $0 and $89,778	55	—	55

Net loss before cumulative effect of change in accounting principle	(29,403)	(2,600)	(32,003)
Cumulative effect on prior years of retroactive application of a change in accounting for legal fees, net of tax	—	2,600	2,600
Preferred dividend and accretion requirements (contract dividend and accretion of $0 and $32,430 for the three months ended March 31, 2005 and 2004, respectively )	—	—	—

Net loss to common stockholders	$(29,403)	$—	$(29,403)

Basic and diluted loss per common share
Net loss from continuing operations	$(0.82)	$(0.07)	$(0.89)
Net income from discontinued operations	0.00		0.00
Cumulative effect on prior years of retroactive application of a change in accounting for legal fees	—	0.07	0.07

Net loss to common stockholders	$(0.82)	$—	$(0.82)

Weighted average shares outstanding, basic and diluted	36,020,850	—	36,020,850

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

Accounting Impact of Reorganization

Fresh-Start Reporting

Our emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and the adoption of “fresh start” reporting in accordance with SOP 90-7. Upon adoption of “fresh start” reporting, a new reporting entity is created for accounting purposes and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. Accordingly, our reported historical financial statements prior to the adoption of “fresh start” reporting for periods ended prior to December 21, 2004 are not comparable to those of Reorganized RCN. In this Quarterly Report on Form 10-Q/A, references to our operations and cash flows during the periods ended December 20, 2004 refer to the Predecessor.

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

Change in Accounting for Legal Fees

During the first quarter, the Company changed its method of accounting for legal fees related to legal actions directed against it. RCN previously accrued anticipated legal fees for these actions based on an estimate of fees that would be incurred if these actions were believed to require outside legal services. Management of the Company recognizes that there is a diversity of practice for accounting for legal fees and there is no clear preference for one method over another expressed in any authoritative accounting literature. Management believes that estimating fees for legal matters that can have many possible outcomes is inherently difficult and therefore believes it is preferable to accrue legal fees when the work is performed, consistent with the Company’s accounting for all other services. Management further believes this treatment is consistent with the definition of a liability in Financial Accounting Standards Concept Statement No. 6. In accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes,” the Company recorded the cumulative amount of the change in the three months ended March 31, 2005, resulting in a reversal of $2.6 million of expense recorded in previous periods. Management has discussed this change with their independent auditor, who concurs with this change. A letter indicating their concurrence is attached hereto as exhibit 18.1.

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

Three months ended March 31, 2005 (Successor) compared to three months ended March 31, 2004 (Predecessor):

	Three Months ended March 31, (Unaudited)
	RCN 2005	RCN 2004	Starpower 2004	Combined 2004
Revenues	$140,809	$121,260	$20,302	$141,562
Costs and expenses:
Direct expenses	51,048	43,252	6,085	49,337
Operating and selling, general and administrative	66,605	65,917	10,049	75,966
Non-cash stock based compensation	—	1,080	—	1,080
Impairments and exit costs	2,576	(1,822)	—	(1,822)
Depreciation and amortization	45,759	69,707	6,037	75,744

Operating loss	(25,179)	(56,874)	(1,869)	(58,743)
Investment income	1,163	926	—	926
Interest expense	10,233	42,429	—	42,429
Gain (loss) on sale of assets	1,483	(48)	—	(48)
Other income (expense), net	1,087	373	—	373

Loss from continuing operations before reorganization items and income taxes	(31,679)	(98,052)	(1,869)	(99,921)
Reorganization items, net	—	8,674	—	8,674
Income tax expense	379	—	—	—

Loss from continuing operations before equity in unconsolidated entities	(32,058)	(106,726)	(1,869)	(108,595)
Equity in income of unconsolidated entities	—	9,644	—	9,644
Minority interest in loss of consolidated entities	—	—	—	—

Net Loss from continuing operations	(32,058)	(97,082)	(1,869)	(98,951)
Discontinued operations, net of tax of $0 and $0 and gain on disposal of $0 and $89,778	55	92,200	—	92,200

Net loss before cumulative effect of change in accounting principle	(32,003)	(4,882)	(1,869)	(6,751)
Cumulative effect on prior years of retroactive application of a change in accounting for legal fees, net of taxes	2,600	—	—	—
Preferred dividend and accretion requirements (contract dividend and accretion of $0 and $32,430 for the three months ended March 31, 2005 and 2004, respectively )	—	32,430	—	32,430

Net loss to common shareholders	$(29,403)	$(37,312)	$(1,869)	$(39,181)

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

Selling, General and Administrative Expenses:

Selling, and general and administrative expenses declined $9.4 million or 12.3%, to $66.6 million for the three months ended March 31, 2005, (Successor) compared to the three months ended March 31, 2004 (Predecessor), excluding the impact of the consolidation of Starpower, as we continued with our aggressive reduction of operating expenses. The savings related in part to reduced salaries and related employee costs of $5.6 million. Average employee headcount was down 530 full-time equivalents (FTEs). These reductions were across all functional areas. Facility expenses are down $1.1 million due to amortization of the accrual set up as part of fresh start accounting to value our operating leases, which were generally above market, at their fair value in accordance with SOP 90-7. Outside labor expense is down $1.4 million due to the severance of a relationship with an outsource customer service provider. Telephone expense is down $1.0 million due to a switch to a lower cost provider. Included in SG&A is a credit of approximately $0.5 million related to transition services reimbursements received from the purchaser of our Carmel cable system. We do not expect these reimbursements to continue in the future. Equipment repair and maintenance expense is down $1.4 million due to several major maintenance projects in 2004.

Components of Selling, general and administrative expenses are as follows:

	SG&A
	for the three months ended March 31,
	Successor	Predecessor	Starpower	Combined	Fav/(unfav)
	2005	2004	2004	2004	Variance
Network operations and construction	$22,612	$23,278	$3,599	$26,877	$4,265
Sales and marketing	11,233	10,556	1,526	12,082	849
Customer Service	5,337	7,224	1,935	9,159	3,822
Operating, general and administrative	27,423	24,859	2,988	27,847	3,024

Total	$66,605	$65,917	$10,048	$75,965	$11,960

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

Part II - OTHER INFORMATION

Item 6. Exhibits

(a.) Exhibits

18.1	Letter from Friedman LLP regarding change in accounting principles

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

RCN Corporation

/s/ PETER D. AQUINO
Peter D. Aquino
President and Chief Executive Officer

Date: July 26, 2005

/s/ MICHAEL T. SICOLI
Michael T. Sicoli
Executive Vice President and Chief Financial Officer

Date: July 26, 2005