Form 10-Q
period 2005-06-30
RCN CORP /DE/
filed 2005-08-09
CIK 1041858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

Yes   ☒     No   ☐

The number of shares of the Registrant’s common stock, par value of $0.01 per share, outstanding at August 5, 2005 was 36,738,092, of which includes 857,825 shares of Common Stock issued pursuant to RCN’s Plan of Reorganization but reserved pending the resolution of certain disputed claims arising out of RCN’s bankruptcy proceeding.

RCN CORPORATION AND SUBSIDIARIES

FORM 10-Q

THREE AND SIX MONTHS ENDED JUNE 30, 2005

INDEX

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1

	Condensed Consolidated Statements of Operations (unaudited) for the three and six month periods ended June 30, 2005 and for the three and six month periods ended June 30, 2004	1

	Condensed Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004	2

	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2005 and for the six months ended June 30, 2004	4

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	50

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	50

Item 6.	Exhibits	52

SIGNATURES		53

CERTIFICATIONS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

RCN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$141,426	$121,281	$282,235	$242,541
Costs and expenses:
Direct expenses	50,722	46,610	101,770	89,862
Selling, general and administrative	70,922	53,288	137,527	119,205
Non-cash stock based compensation	—	1,553	—	2,633
Non-cash issuance of warrants	564	—	564	—
Impairments (recoveries) and other charges, net	(3,189)	1,584	(613)	(238)
Depreciation and amortization	46,173	58,707	91,932	128,414

Operating loss	(23,766)	(40,461)	(48,945)	(97,335)
Investment income	1,353	660	2,516	1,587
Interest expense	10,386	29,184	20,619	71,613
Gain (loss) on sale of assets	1,240	—	2,723	—
Other income (expense), net	521	108	1,608	433

Loss from continuing operations before reorganization items and income taxes	(31,038)	(68,877)	(62,717)	(166,928)
Reorganization items, net	—	8,025	—	16,698
Income tax expense	302	—	681	—

Loss from continuing operations before equity in unconsolidated entities	(31,340)	(76,902)	(63,398)	(183,626)
Equity in income of unconsolidated entities	—	5,327	—	14,972

Net loss from continuing operations	(31,340)	(71,575)	(63,398)	(168,654)
Income from discontinued operations, net of tax	(7)	(2,092)	48	90,108

Net loss before cumulative effect of change in accounting principle	(31,347)	(73,667)	(63,350)	(78,546)
Cumulative effect on prior years of retroactive application of a change in accounting for legal fees, net of tax	—	—	2,600	—
Preferred dividend and accretion requirements (contract dividend and accretion of $33,401 and $65,831 for the three and six months ended June 30, 2004 see Note 10)	—	20,472	—	52,902

Net loss to common stockholders	$(31,347)	$(94,139)	$(60,750)	$(131,448)

Basic and diluted loss per common share
Net loss from continuing operations	$(0.87)	$(0.75)	$(1.76)	$(1.81)
Net income (loss) from discontinued operations	0.00	(0.02)	0.00	0.74
Cumulative effect on prior years of retroactive application of a change in accounting for legal fees	—	—	0.07	—

Net loss to common shareholders	$(0.87)	$(0.77)	$(1.69)	$(1.07)

Weighted average shares outstanding, basic and diluted	36,020,850	122,267,810	36,020,850	122,268,231

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Data)

	Successor
	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS

Current Assets:
Cash and temporary cash investments	$156,890	$54,351
Short-term investments	13,757	109,613
Accounts receivable, net of reserve for doubtful accounts of $3,253 and $4,568	48,645	52,618
Unbilled revenues	575	792
Interest receivable	244	755
Prepayments and other current assets	15,224	22,373
Short-term restricted investments	1,525	1,525

Total current assets	236,860	242,027

Property, plant and equipment, net of accumulated depreciation of $86,924 and $4,605	732,478	793,691
Investments in joint ventures and equity securities	185,111	178,000
Intangible assets, net of accumulated amortization of $10,188 and $613	131,530	141,786
Long-term restricted investments	21,657	25,063
Deferred charges and other assets	18,835	19,943

Total assets	$1,326,471	$1,400,510

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Data)

(Continued)

	Successor
	June 30, 2005	December 31, 2004
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$3,877	$3,858
Accounts payable	19,237	29,763
Advance billings and customer deposits	37,246	37,082
Accrued exit costs	2,844	3,009
Accrued expenses	86,537	81,163
Deferred reorganization costs	10,246	21,644
Current liabilities of discontinued operations	989	1,082

Total current liabilities	160,976	177,601

Long term debt	489,966	489,710
Other deferred credits	23,570	28,277

Total liabilities	674,512	695,588

Stockholders’ equity:
Successor Common stock, par value $0.01 per share, 100,000,000 shares authorized, 35,163,025 and 31,919,044 shares issued and outstanding	343	319
Committed stock, par value $0.01, 857,825 and 4,101,806 shares committed	8	41
Committed capital in excess of par	27,479	131,355
Additional paid-in-capital	681,343	576,895
Accumulated deficit	(64,438)	(3,688)
Cumulative translation adjustments	7,111	—
Unrealized appreciation on investments	113	—

Total stockholders’ equity	651,959	704,922

Total liabilities and stockholders’ equity	$1,326,471	$1,400,510

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Successor	Predecessor
	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net loss	$(60,750)	$(78,546)
Income from discontinued operations	(48)	(2,434)
Gain on sale of discontinued operation	—	(87,674)

Net loss from continuing operations	(60,798)	(168,654)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Accretion of discounted debt	—	1,677
Non-cash interest	2,222	—
Amortization of financing costs	1,133	6,241
Non-cash stock based compensation expense	—	2,633
Non-cash issuance of warrants	564	—
Gain on sale of assets	(2,723)	—
Depreciation and amortization	91,932	128,414
Deferred income taxes, net	—	—
Provision for losses on accounts receivable	4,512	3,127
Equity in income of unconsolidated entities	—	(14,972)
Impairments (recoveries) and special charges	(613)	(238)
Unrealized (depreciation) appreciation on investments	113	(433)
Cumulative effect of a change in accounting for legal fees	(2,600)	—

	33,742	(42,205)
Net change in working capital	(8,891)	40,406

Net cash (used in) provided by continuing operations	24,857	(1,799)
Cash (used in) discontinued operations	(48)	(2,881)

Net cash provided by (used in) operating activities	24,803	(4,680)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

(Continued)

	Successor	Predecessor
	Six Months Ended June 30,
	2005	2004
Cash flows from investing activities:
Additions to property, plant and equipment	(24,018)	(25,240)
(Increase) decrease in short-term investments	95,856	(94,184)
Proceeds from sale of assets	4,440	—
Proceeds from sale of discontinued operations	—	120,203
Discontinued operations	—	(402)
Decrease (increase) in investments restricted for debt service	3,406	94,184

Net cash provided by investing activities	79,684	94,561

Cash flows from financing activities:
Repayment of long-term debt	(1,650)	(84,546)
Repayment of capital lease obligations	(298)	(808)
Payments made for debt financing costs	—	—

Net cash used in financing activities	(1,948)	(85,354)

Net increase in cash and temporary cash investments	102,539	4,527
Cash and temporary cash investments at beginning of period	54,351	18,395

Cash and temporary cash investments at end of period	$156,890	$22,922

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest (net of $0 and $416 capitalized during the six months ended June 30, 2005 and 2004, respectively)	$12,732	$16,039

Income taxes	$—	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCN CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

RCN Corporation and its consolidated subsidiaries (“RCN” or the “Company”) provide local and long distance telephone, video programming (including digital cable and high definition television), and data services (including cable modem, high-speed and dial-up Internet access) primarily to residential customers over a broadband network in densely populated markets in the U.S. Approximately 65% of RCN’s customers have two or more of its services (i.e., bundles) with the remainder having only one service. RCN operates in Boston, New York, eastern Pennsylvania, Chicago, San Francisco, Los Angeles and the Washington, D.C. metropolitan market. RCN also served the communities in and around Carmel, New York, until March 9, 2004, when it completed the sale of its Carmel, New York, cable and voice system for approximately $120.2 million in cash before closing adjustments.

On May 27, 2004, RCN and four of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) and on August 5 and August 20, 2004, five additional subsidiaries of RCN filed voluntary petitions for reorganization under Chapter 11 (RCN and such subsidiaries are collectively referred to as the “RCN Debtors”). On December 21, 2004 (the “Effective Date”), the RCN Debtors’ joint plan of reorganization (the “Plan”) became effective and the RCN Debtors emerged from Chapter 11. Pursuant to the Plan, RCN’s consolidated indebtedness and its debt service requirements were reduced substantially, its capital structure was realigned and substantially all of the new equity of RCN was issued to certain of its former creditors. In these notes to the unaudited condensed consolidated financial statements, references to the “Predecessor” and “Old RCN” mean RCN and its subsidiaries prior to the Effective Date and references to the “Successor,” “Reorganized RCN” and the “Reorganized RCN Companies” mean RCN and its subsidiaries after the Effective Date.

The accompanying unaudited condensed consolidated financial statements of RCN have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q (the “Report”). Accordingly, some information and footnote disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements have been condensed or omitted.

In the opinion of RCN’s management, the unaudited condensed consolidated financial statements include all adjustments, which consist of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the period ended June 30, 2005 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The consolidated financial statements include the accounts of RCN and its consolidated subsidiaries. All intercompany transactions and balances among consolidated entities have been eliminated. On December 21, 2004, RCN increased its ownership interest in Starpower Communications, LLC (“Starpower”) from 50% to 100%. Starting on December 21, 2004, the assets acquired and assumed liabilities of Starpower were recorded at their respective fair values and RCN’s consolidated results of operations included Starpower. Prior to December 21, 2004, RCN accounted for its interest in Starpower under the equity method. RCN accounts for its investment in Megacable, S.A. de C.V. and Megacable Communications de Mexico S.A. (collectively, “Megacable”) under the equity method.

Change in Accounting for Legal Fees

During the first six months of 2005, the Company changed its method of accounting for legal fees related to legal actions directed against it. RCN previously accrued anticipated legal fees for these actions based on an estimate of fees that would be incurred if these actions were believed to require outside legal services. Management of the Company recognizes that there is a diversity of practice for accounting for legal fees and there is no clear preference for one method over another expressed in any authoritative accounting literature. Management believes that estimating fees for legal matters that can have many possible outcomes is inherently difficult and therefore believes it is preferable to accrue legal fees when the work is performed, consistent with the Company’s accounting for all other services. Management further believes this treatment is consistent with the definition of a liability in Financial Accounting Standards Concept Statement No. 6. In accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes,” the Company recorded the cumulative amount of the change in the three months ended March 31, 2005, resulting in a reversal of $2.6 million of expense recorded in previous periods. This change resulted in a decrease in net loss of $2.6 million or $0.07 per share for the three months ended March 31, 2005. Management has discussed this change with RCN’s independent auditor, who concurs with this change.

Reclassifications

Effective on January 1, 2005 RCN changed the classifications of certain expenses from operating and selling, general and administrative to direct expenses. Management believes expenses for pole rental, right of way use fees and plant utilities are directly related to generating revenue and therefore are properly classified as direct expenses. This resulted in an increase in direct costs of $2.5 million and a corresponding decrease in selling, general and administrative costs for the three months ended June 30, 2004 (Predecessor) and an increase in direct cost of $4.5 million with a corresponding decrease in selling, general and administrative costs for the six months ended June 30, 2004 (Predecessor).

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. When sources of information regarding the carrying values of assets, liabilities and reported amounts of revenue and expenses are not readily apparent, RCN bases its estimates on historical experience and on various other assumptions that RCN’s management believes to be reasonable for making judgments. RCN evaluates all of its estimates on an on-going basis and may consult outside experts to assist in RCN’s evaluations. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

Change in accounting estimates

The Company capitalizes the cost of technical labor and material associated with the installation of new customers. Effective January 1, 2004, the Company changed the useful life of these assets to five years from ten which the Company believes is a more accurate estimate of the useful life. This represented a change in accounting estimate. The change resulted in approximately $14.9 million and $42.8 million of additional depreciation expense for the three and six-month periods ended June 30, 2004, respectively.

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

Segment Reporting

RCN’s management views RCN’s business of providing bundled communications services to residential and commercial customers as one business segment. Included among these bundled services are video, data and voice communications. All services are provided from the same telecommunications backbone and the cost of these revenue streams is largely allocated based on respective service revenues. No separate asset information is maintained or reviewed. Residential customers, including dial-up data subscribers, provide approximately 95% of RCN’s consolidated revenues. RCN’s management believes RCN can aggregate these revenue streams under the quantitative and qualitative thresholds defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” .

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

Intangibles

Intangible assets consist of trademarks, tradenames, customer relationships and franchise rights. The fair values of RCN’s intangible assets at the Effective Date were based on a number of significant factors determined by RCN and its independent appraisal expert. RCN’s identifiable intangible assets, with the exception of franchise rights, are amortized over three to five years, which represents the useful lives. Franchise rights are deemed to have an indefinite life because of the high probability of renewal.

RCN adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

In accordance with SFAS No. 142, the Company evaluates the recoverability of our goodwill and indefinite life intangible assets annually or more frequently whenever events or changes in circumstances indicate that the assets might be impaired. If the value of our intangible assets as determined by these evaluations is less than the carrying amount, an impairment charge would be recognized for the difference between the estimated fair value and the carrying value of the assets.

Megacable and MCM

RCN has 48.93% interests in both Megacable, S.A. de C.V., a cable television and high-speed data services provider in certain portions of Mexico (“Megacable”), and Megacable Communicaciones de Mexico S.A. (“MCM”), a provider of local voice and high-speed data services in Mexico City. RCN accounts for these investments under the equity method. Over the past several years, Megacable and MCM have not provided their financial statements to the Company on a timely basis. The most recent audited financial statements the Company has received for both Megacable and MCM are for the year ended December 31, 2003. In August, 2005, the Company received unaudited financial statements for Megacable for the year ended December 31, 2004. Megacable management has confirmed that the audit of its 2004 financial statements is in progress, but is not able to provide an estimated completion date. Megacable has not yet provided 2005 results, and MCM has not provided results for 2004 or 2005. Therefore, the Company has not recorded any income or loss on its investments in Megacable and MCM for the three or six-month periods ended June 30, 2005 (Successor). The Company recorded income on its investments in Megacable and MCM of $6.6 million for the three month period ended June 30, 2004 (Predecessor), and $17.2 million for the six month period ended June 30, 2004 (Predecessor). The Company disclosed its inability to obtain financial statements from Megacable and MCM on a timely basis as a material weakness in its internal control over financial reporting at December 31, 2004. The Company will continue to work actively with Megacable and MCM management to obtain their financial statements on a timely basis.

Recently issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation” , and supersedes APB 25, “Accounting for Stock Issued to Employees” . SFAS 123R requires companies to recognize the cost of stock-based compensation awards by applying the grant date fair value of those awards as a charge to results of operations over the remaining vesting period. The effective date of SFAS 123R is January 1, 2006, for calendar year companies. Since RCN has recognized stock-based compensation expenses under SFAS 123 since January 1, 2000, the adoption of SFAS 123R will not change the way the Company accounts for its share-based payments.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the Company. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. The Company is currently evaluating the impact, if any, of FIN 47 on its financial position, results of operations and cash flows.

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

RCN implemented “fresh start” accounting and reporting in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) upon its emergence from Chapter 11 on the Effective Date, because the holders of existing voting shares immediately before confirmation of the Plan received less than 50% of the voting shares of Reorganized RCN. Fresh start accounting required RCN to re-value its assets and liabilities based upon their estimated fair values. Adopting “fresh start” accounting resulted in material adjustments to the historical carrying amount of RCN’s assets and liabilities. Reorganization adjustments were recorded to the consolidated balance sheet to reflect the discharge of debt and other obligations and the adoption of fresh-start reporting. RCN engaged an independent appraisal expert to assist in the determination of RCN’s reorganization value as defined in SOP 90-7. The value was based on a variety of estimates and assumptions which, though considered reasonable by management, may not be realized and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond RCN’s control.

In applying fresh-start reporting as of the Effective Date, the reorganization value of RCN was allocated to its assets in conformity with the procedures specified by SFAS No. 141, “Business Combinations. “ The sum of the amounts assigned to assets and liabilities exceeded the reorganization value. This excess was allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the Successor’s long-lived assets.

The “fresh start” balance sheet at December 21, 2004 includes RCN’s 50% interest in Starpower at fair value. Successor acquired the remaining 50% of Starpower.

New debt, which was used to settle certain Predecessor liabilities, pay-off existing Predecessor debt and increase available working capital, was treated as Predecessor debt since it primarily serviced Predecessor liabilities.

The following table reflects the debt and equity restructuring, reorganization adjustments and the adoption of “fresh start” reporting adjustments to RCN’s consolidated balance sheet as of the Effective Date.

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

	Predecessor Dec. 20, 2004	Equity	Restructuring		“Fresh Start”		Successor Dec. 21, 2004
ASSETS
Current Assets:
Cash and temporary cash investments	$77,369	$—	$(37	)(K)	$—		$77,332
Short-term investments	109,613	—	—		—		109,613
Accounts receivable from related parties	9,951	—	—		—		9,951
Accounts receivable, net	47,461	—	(80	)(L)	—		47,381
Unbilled revenues	792	—	—		—		792
Interest and dividends receivable	755	—	—		—		755
Prepayments and other current assets	21,652	—	(129	)(M)	—		21,523
Short-term restricted investments	1,348	—	—		—		1,348
Current deferred tax asset	—	—	—		—		—
Total current assets	268,941	—	(246)		—		268,695
Property, plant and equipment, net	719,999	—			4,501	(Z)	724,500
Investments in joint ventures and equity securities	210,063	—	(25,689	)(N)	33,626	(AA)	218,000
Intangible assets, net	1,218	—	—		141,181	(AB)	142,399
Goodwill, net	6,130	—	—		(6,130	)(AC)	—
Long-term restricted investments	29,697	—	—		—		29,697
Deferred charges and other assets	18,641	—	846	(O)	—		19,487
Noncurrent assets of discontinued operations	—	—	—		—		—
Total assets	$1,254,689	$—	$(25,089)		$173,178		$1,402,778

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

	Predecessor Dec. 20, 2004	Equity		Restructuring		“Fresh Start”		Successor Dec. 21, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease obligations	$529	$—		$—		$—		$529
Current maturities of long-term debt	3,300	—		—		—		3,300
Accounts payable	52,209	—		(2,408	)(P)	—		49,801
Accounts payable to related parties	5,519	—		—		—		5,519
Advance billings and customer deposits	28,216	—		(73	)(Q)	—		28,143
Accrued expenses	29,417	—		1,210	(R)	—		30,627
Accrued interest	—	—		—		—		—
Accrued cost of sales	22,856	—		—		—		22,856
Accrued exit costs	669	—		—		—		669
Accrued employee compensation and related expenses	15,375	—		—		—		15,375
Deferred reorganization costs	—	—		21,644	(S)	—		21,644
Deferred income taxes	(919)	—		919	(S)	—		—
Current liabilities of discontinued operations	1,082	—		—		—		1,082
Total current liabilities	158,253	—		21,292		—		179,545
Long-term debt	486,991	—		2,751	(T)	—		489,742
Other deferred credits	5,073	—		19,808	(U)	—		24,881
Liabilities subject to compromise	1,215,626	—		(1,215,626	)(S)	—		—
Preferred Stock								—
Cumulative Convertible Series A	350,362	(350,362	)(A)	—		—		—
Cumulative Convertible Series B	1,474,850	(1,474,850	)(B)	—		—		—
Stockholders’ equity (deficit):
Predecessor Class A Common stock	112,163	(112,163	)(C)	—		—		—
Successor Common stock	—	—		319	(V)	—		319
Predecessor Class B Common stock	11,425	(11,425	)(D)	—		—		—
Committed Capital	—	—		131,396	(W)	—		131,396
Additional paid-in-capital	2,155,794	(1,630,265	)(E)	(121,812	)(X)	173,178	(AD)	576,895
Accumulated deficit	(4,688,198)	3,551,415	(F)	1,136,783	(Y)	—		—
Unearned compensation expense	(32)	32	(G)	—		—		—
Cumulative translation adjustments	(17,288)	17,288	(H)	—		—		—
Unrealized appreciation on investments	(162)	162	(I)	—		—		—
Predecessor Treasury stock	(10,168)	10,168	(J)	—		—		—
Total stockholders’ equity (deficit)	(2,436,466)	1,825,212		1,146,686		173,178		708,610
Total liabilities and stockholders’ equity	$1,254,689	$—		$(25,089)		$173,178		$1,402,778

Notes to “Fresh Start” Activity

(A)	Preferred Stock Series A – represents the cancellation of the old Preferred Stock Series A.

(B)	Preferred Stock Series B – represents the cancellation of the old Preferred Stock Series B.

(C)	Common Stock class A – represents the cancellation of the old Common Stock Class A

(D)	Common Stock class B – represents the cancellation of the old Common Stock Class B

(E)	Additional paid in capital—represents the cancellation of all the outstanding preferred common and treasury stock of the predecessor company in accordance with the plan of reorganization.

(F)	Accumulated deficit – represents the cancellation of all accumulated losses.

(G)	Unearned compensation expense – represents the closing out of the remaining equity accounts in accordance with the recapitalization provisions of fresh start accounting.

(H)	Cumulative translation adjustments – represents closing out of the remaining equity accounts in accordance with the recapitalization provisions of fresh start accounting.

(I)	Unrealized appreciation on investments – represents the closing out of the remaining equity accounts in accordance with the recapitalization provisions of fresh start accounting.

(J)	Treasury stock – represents the cancellation of treasury stock.

(K)	Cash and temporary cash investments—represents cash used in restructuring.

(L)	Accounts receivable, net – represents adjustments in the carrying value of accounts receivable due in accordance with fresh start accounting.

(M)	Prepayments and other current assets – represents adjustments in the carrying value of prepaids in accordance with fresh start accounting.

(N)	Investments in joint ventures – represents the valuation decrease in Starpower in accordance with fresh start accounting.

(O)	Deferred charges and other assets – represents increase in debt issuance costs due to restructuring.

(P)	Accounts payable – represents the adjustment of certain liabilities to fair value in accordance with fresh start accounting.

(Q)	Advance billings and customer deposits – represents the adjustment of certain liabilities to fair value in accordance with fresh start accounting.

(R)	Accrued expenses –represents the adjustment of certain liabilities to fair value in accordance with fresh start accounting.

(S)	Liabilities subject to compromise – represents the adjustment of deferred taxes and the settlement of the prior liabilities subject to compromise.

(T)	Long term debt – represents the reduction of warrants associated with the old debt.

(U)	Other deferred credits include $19.0 million for deferred rent associated with fair value of leases upon emergence.

(V)	Common stock – represents the issuance of the new common stock.

(W)	Committed capital – represents the value of shares committed for reserve.

(X)	Additional paid in capital – represents the net decrease associated with restructuring.

(Y)	Accumulated deficit – represents the net of all the restructuring charges.

(Z)	Plant property and equipment – represents the adjustment in the carrying value in accordance with fresh start accounting.

(AA)	Investments in joint ventures – represents the valuation increase in Megacable.

(AB)	Intangible assets – represents the adjustment in the carrying value for intangible assets in accordance with fresh start accounting.

(AC)	Goodwill, net – represents the adjustment in the carrying value in accordance with fresh start accounting.

(AD)	Additional paid in capital – represents the gain on the adjustment in the carrying values of plant property and equipment, intangible assets and goodwill in accordance with fresh start accounting.

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

In April 2005, $11.4 million of these claims were paid in cash leaving unsettled claims with a maximum possible payout of $10.2 million as of June 30, 2005.

5. DISCONTINUED OPERATIONS

On March 9, 2004, RCN completed the sale of its Carmel cable system for approximately $120.2 million, resulting in a gain on the sale of approximately $88.5 million. The transaction was structured as an asset purchase, with the buyer assuming certain liabilities related to the business. Approximately $4.0 million was placed into escrow for future claims of the buyer. As of December 31, 2004, $1.0 million was reserved against the escrow based on the initial claims received from the buyer. In accordance with Statement of Financial Accounting Standards No. 144, ”Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) the results of operations for Carmel are reported as discontinued operations. In April 2005, all escrow amounts were released and paid to the Successor Company.

The following are the summarized results of operations for the Carmel operation for the three and six months ended June 30, 2004 (Predecessor):

	(dollars in thousands) (Predecessor)
	Three Months ended June 30, 2004	Six Months ended June 30, 2004
	(unaudited)
Revenues	$21	$5,928
Direct expenses	12	1,850
Selling, general and administrative, and depreciation and amortization expense	58	2,226
(Loss) Income before tax	(51)	1,857
(Loss) Income after tax	$(51)	$1,857

6. IMPAIRMENT CHARGES AND ACCRUED EXIT COSTS

The total asset impairment and other charges are comprised of the following:

	(dollars in thousands)
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Exit costs for excess facilities	$7,187	$—	$9,766	$2,507
Recoveries	—	—	(3)	—
Reversal of deferred rent	(10,376)	(99)	(10,376)	(7,055)
Abandoned assets	—	1,683	—	4,310

Impairment and exit costs	$(3,189)	$1,584	$(613)	$(238)

The Company continually reviews its facility requirements against lease obligations to identify excess space and opportunities to consolidate, exit or sublease excess facilities. As facilities are vacated, exit costs are recognized in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (‘SFAS No.146”). During the three months ended June 30, 2005 (Successor), the Company recognized $7.2 million of additional accrued costs to exit excess real estate facilities. Because the Company vacated these properties and recorded exit costs, it reversed $10.4 million of deferred rent recorded upon emergence from bankruptcy to adjust these properties to fair value in accordance with SOP 90-7. During the three months ended June 30, 2004 (Predecessor), the

Company recognized $7.1 million of recoveries resulting from settlements and changes in estimates related to certain lease obligations as a result of negotiations with landlords and/or better than expected sublease rentals.

The Company has entered into non-exclusive franchise agreements with local and state governmental authorities to construct and operate cable systems for specified periods of time. These franchise agreements include stipulations that the Company will build its network throughout the governmental authority’s geographic area. Most franchises are subject to termination proceedings in the event of a material breach. In the past, the Company has determined that it was not feasible to continue to build out its network in certain franchise areas and entered into negotiations to terminate those franchise agreements. The Company has accrued an amount that it estimates it will pay these local franchise authorities to exit those franchise agreements. In the three months ended June 30, 2004, the Company recorded a net reduction in expense of $2.4 million as it was able to negotiate a settlement of one franchise agreement on more favorable terms that it previously estimated. Amounts expensed are included in selling, general and administration expenses.

The activity for the six months ended June 30, 2005 for accrued exit costs, representing estimated damages, costs and penalties relating to franchises and real estate facilities is presented below. The Company has classified $2.8 million of these costs as current in accrued exit costs with the remainder classified in other deferred credits.

	(dollars in thousands)
	Franchise	Exit Costs Facility	Total
Balance, December 31, 2004	$669	$2,340	$3,009
Additional accrued costs	225	4,148	4,373
Amortization	—	(750)	(750)
Recoveries	—	(3)	(3)

Balance March 31, 2005	$894	$5,735	$6,629

Additional accrued costs	—	7,187	7,187
Amortization	—	(607)	(607)

Balance June 30, 2005	$894	$12,315	$13,209

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at June 30, 2005 (Successor) and December 31, 2004 (Successor):

Plant Property and Equipment

		(dollars in thousands) Successor
		June 30, 2005	December 31, 2004
Description	Lives	(unaudited)
Telecommunications plant	5 - 22.5 years	$700,145	$675,967
Computer equipment	3 - 5 years	40,901	39,665
Buildings, leasehold improvements and land	5 - 30 years	44,081	48,662
Furniture, fixtures and vehicles	3 - 10 years	20,129	18,334
Network materials		8,990	9,852
Construction in process		5,156	5,816

Total property, plant and equipment		819,402	798,296
Less accumulated depreciation		(86,924)	(4,605)

Property, plant and equipment, net		$732,478	$793,691

Network materials consist of set-top boxes, converter boxes, cable modems and fiber optic cable that are held in inventory until placed in service and classified as telecommunications plant.

Upon adoption of fresh start accounting (see Note 3), the Successor adjusted the carrying value of property and equipment to its estimated fair values as of the Effective Date.

Depreciation expense was $41.4 million and $58.7 million for the three months ended June 30, 2005 (Successor) and June 30, 2004 (Predecessor) and $82.3 million and $128.4 million for the six months ended June 30, 2005 (Successor) and June 30, 2004 (Predecessor) respectively.

8. INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2005 (Successor) and December 31, 2004 (Successor):

Goodwill and Intangibles

		(dollars in thousands)
	Estimated Useful Life	Successor
		June 30, 2005	December 31, 2004
		(unaudited)
Trademarks/Tradenames	5 years	$14,135	$14,203
Customer Lists	4 years	65,131	65,444
Franchise Agreements	Indefinite	62,267	62,566
Software	3 years	185	186

Total intangibles		141,718	142,399

Less Accumulated amortization		10,188	613

Total intangibles, net		$131,530	$141,786

Amortization expense was $4.8 million and $0.04 million for the three months ended June 30, 2005 (Successor) and June 30, 2004 (Predecessor) and $9.6 million and $0.09 million for the six months ended June 30, 2005 (Successor) and June 30, 2004 (Predecessor) respectively. The reduction in total intangibles between December 31, 2004 and June 30, 2005 is due to the reduction of the deferred tax asset valuation allowance in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (See Note 13).

Expected amortization of intangible assets over the next five years is as follows:

(dollars in thousands)
For the period July 1, 2005 through June 30, 2006	$19,172
For the 12 months ended June 30,
2007	19,213
2008	19,179
2009	10,496
2010	1,029

As discussed in Note 3, and pursuant to SOP 90-7, the Company recorded the estimated fair value of intangible assets of $142.4 million on the Effective Date.

9. LONG TERM DEBT

Long-term debt outstanding at June 30, 2005 (Successor) and December 31, 2004 (Successor) is as follows:

	(dollars in thousands)
	Successor
	June 30, 2005	December 31, 2004
	(unaudited)
First-Lien Credit Facility	$328,350	$330,000
Second-Lien Convertible Notes	125,000	125,000
Third-Lien Term Loan	36,769	34,547
Capital Lease obligations	3,724	4,021

Total	493,843	493,568
Due within one year	3,877	3,858

Total Long-Term Debt	$489,966	$489,710

Contractual maturities of long-term debt and capital lease obligations over the next 5 years are as follows:

(dollars in thousands)
For the period July 1, 2005 through June 30, 2006	$3,877
For the 12 months ended June 30,
2007	3,554
2008	3,445
2009	3,460
2010	3,468
Thereafter	476,039

Total	$493,843

In conjunction with the restructuring, RCN entered into three new debt-financing arrangements—a $355.0 million First-Lien Credit Facility, $125.0 million of Second-Lien Convertible Notes and a $34.5 million Third-Lien Term Loan.

First-Lien Credit Facility

On the Effective Date, RCN entered into a First-Lien Credit Agreement dated as of December 21, 2004, with Deutsche Bank AG Cayman Island Branch, the Administrative Agent, and certain financial institutions, as lenders for a new $355.0 million senior secured credit facility (the “Credit Facility”). The Credit Facility includes a seven-year term loan of $330.0 million and a five-year $25.0 million line of credit used as collateral for letters of credit. The term loan bears interest at the Administrative Agent’s prime lending rate plus an applicable margin or at the Eurodollar rate plus an applicable margin, at the election of RCN. The interest rate was 7.5417% and 7.0625% on June 30, 2005 and December 31, 2004 respectively. The Credit Facility was entered into by RCN and is fully and unconditionally guaranteed, jointly and severally, by all subsidiaries. RCN has granted to the Administrative Agent, for the benefit of the Credit Facility lenders, a first priority lien on substantially all of RCN’s tangible and intangible assets. The Credit Facility contains certain covenants that, among other things, limit the ability of RCN and its subsidiaries to incur indebtedness, sell assets, prepay subordinated indebtedness, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens and engage in mergers and consolidations. The Credit Facility also contains covenants that require RCN to meet certain financial targets. The liens securing the Credit Facility rank senior to liens securing RCN’s other indebtedness.

Second-Lien Convertible Notes

On the Effective Date, RCN issued $125.0 million aggregate principal amount of its 7.375% Second-Lien Convertible Notes due 2012 (the “Notes”). The Notes were issued by RCN under an Indenture entered on December 21, 2004, with HSBC USA as Indenture Trustee, and are fully and unconditionally guaranteed, jointly and severally, by all subsidiaries. The Notes are convertible into RCN common stock at a per share conversion price of $25.16 subject to certain adjustments. The Notes contain certain covenants similar to those in the Credit Facility. The Notes contain cross default provisions entitling holders to declare the Notes and any accrued and unpaid interest thereon immediately due and payable. The Notes are secured by a second priority lien on substantially the same assets which secure the Credit Facility. The liens securing the Notes are subordinate to the liens securing the Credit Facility and rank senior to the liens securing the New Third-Lien Term Loan.

The Third Lien Term Loan

On the Effective Date, RCN entered into an Amended and Restated Term Loan and Credit Agreement with HSBC Bank USA, National Association, as Agent and Collateral Agent and certain financial institutions parties thereto, as lenders. The Third-Lien Term Loan provides, among other things, for a seven and three-quarter year, approximately $34.5 million term loan credit facility, subject, in certain instances, to early repayment, in whole or in part pursuant to an Intercreditor Agreement signed by the various lenders and RCN. The liens securing the Third-Lien Term Loan are subordinated to the liens securing the obligations under the Credit Facility and the Notes.

Interest for the facility is calculated as follows:

(i) Through March 31, 2006, the interest accrued to any interest payment date (last day of each quarter) is capitalized and added to the principal amount of the term loan as the payment in kind (“PIK”). The interest rate was 12.5% on June 30, 2005 and December 31, 2004.

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

On April 12, 2005, RCN made a second distribution of 3,243,981 shares of common stock in settlement of filed claims valued at approximately $103.8 million. As of August 5, 2005, 857,825 shares remain in reserve to satisfy the remaining allowed claims. RCN intends to make one or more further distributions of the reserved shares of common stock to the general unsecured creditors and the former bond holders on a pro rata basis as disputed claims are resolved.

The Plan of Reorganization also authorized RCN to issue Convertible Second-Lien Notes (See Note 9) that are convertible into RCN Common Stock at a per share conversion price of $25.16, subject to certain limitations. As of June 30, 2005, the Convertible Second-Lien Notes may be convertible into 4,968,204 shares of RCN’s common stock.

In the second quarter of 2005, the board of directors approved the RCN 2005 Stock Compensation Plan (“Stock Plan”) which was approved by the Company’s stockholders in July 2005. The Stock Plan allows for the issuance of up to 10%, or 4,636,020 shares, of the Company’s stock, on a fully diluted basis, in the form of stock options or restricted stock. A total of 4,022,426 shares were granted under the Stock Plan, including (i) 717,242 restricted shares granted to non-employee directors and certain senior executives, (ii) 417,242 options granted to certain senior executives at a strike price of $31.46, (iii) 1,677,242 options granted to certain senior executives at a strike price of $20.97, (iv) 1,135,700 options granted to other employees at a strike price of $18.80, and (v) 75,000 options granted to a former executive at a strike price of $18.80.

With the exception of the former executive grant, which vests fully in August 2005, each of these grants vests over a 2 1/2 to 3 year period. For certain senior executive grants, half of the vesting is subject to the achievement of performance criteria set by the board of directors. For the remainder of the grants, vesting is not subject to the achievement of performance criteria.

Based on these grants, the Company estimates that it will recognize non-cash stock based compensation expense of approximately $3 million to $4 million per quarter beginning in the third quarter of 2005.

RCN was authorized by the Plan to issue warrants to the former stockholders of Old RCN to purchase an aggregate of 735,119 shares of RCN’s Common Stock. Each warrant allows the holder to purchase one share of RCN’s common stock for a price of $34.16. Under the terms of the Plan, warrants must be issued by October 2005 and expire on December 21, 2006. During the three months ended June 30, 2005, the Company issued 187,724 of these warrants. Using the following assumptions the Company has recorded expense of $0.6 million related to the issuance of these warrants for the three months ended June 30, 2005.

Stock Price	$17.87 to $23.09
Expected Life	1.46 to 1.64 years
Expected volatility	55%
Risk free rate	3.46% to 3.82%

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

Non-cash stock based compensation recognized in connection with the above plans for the three and six months ended June 30, 2005 and June 30, 2004 was as follows:

	(dollars in thousands)
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
ISO (Predecessor)	$—	$257	$—	$515
OSO (Predecessor)	—	725	—	1,450
Employee Stock Purchase (Predecessor)	—	34	—	98
Restricted Stock (Predecessor)	—	537	—	570

Total	$—	$1,553	$—	$2,633

As of the Petition Date, Old RCN ceased accreting interest and recording dividends on its Series A and B Preferred stock in the unaudited condensed consolidated statement of operations in accordance with SOP 90-7. Dividends and accretion requirements at the stated contractual amount on the Series A and B Preferred stock that were not recognized for the period May 27, 2004 through June 30, 2004 was $12.9 million.

11. LOSS PER SHARE

Successor

Basic loss per share is computed as net loss divided by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed as net loss divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of the Notes during the six months ended June 30, 2005 in which RCN incurred a loss from continuing operations, is not assumed since the effect is anti-dilutive.

Predecessor

Basic income/(loss) per share is computed based on net income/(loss) after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period.

Diluted income per share is computed based on net income after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which RCN incurs a loss from continuing operations before giving effect to net income from discontinued operations is not assumed since the effect is anti-dilutive. The number of shares of common stock that would have been issued if the preferred stock and stock options would have been assumed to be converted in the three months ended June 30, 2004 and would have had a dilutive effect if RCN had income from continuing operations was 33,344,068.

As discussed in note 1, RCN emerged from Chapter 11 protection on December 21, 2004. In particular, implementation of the Plan resulted in cancellation of all of the Predecessor’s common stock and options that were outstanding prior to the Effective Date and the issuance the Successor’s new common stock as of the Effective Date.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations:

	(dollars in thousands)
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Net loss from continuing operations	$(31,340)	$(71,575)	$(63,398)	$(168,654)
(Loss) income from discontinued operations, net of tax	(7)	(2,092)	48	90,108
Cumulative effect on prior years of retroactive application of a change in accounting for legal fees	—	—	2,600	—

Net loss	(31,347)	(73,667)	(60,750)	(78,546)
Preferred dividend and accretion requirements	—	20,472	—	52,902

Net loss to common shareholders	$(31,347)	$(94,139)	$(60,750)	$(131,448)

Basic and diluted loss per common share:
Weighted average shares outstanding	36,020,850	122,267,810	36,020,850	122,268,231

Basic and diluted (loss) per share
Loss per average common share from continuing operations	$(0.87)	$(0.75)	$(1.76)	$(1.81)
(Loss) gain from discontinued operations	(0.00)	(0.02)	0.00	0.74

Net loss before cumulative effect of change in accounting principle	(0.87)	(0.77)	(1.76)	(1.07)
Cumulative effect on prior years of retroactive application of a change in accounting for legal fees	—	—	0.07	—

Net loss to common stockholders	$(0.87)	$(0.77)	$(1.69)	$(1.07)

12. COMPREHENSIVE LOSS

RCN’s three components of comprehensive loss are net loss, cumulative translation adjustments and unrealized appreciation (depreciation) on investments. Under the terms of the Plan, the balance of other comprehensive income as of the Effective Date was recorded as a component of Fresh Start adjustments in the Statement of Operations pursuant to SOP 90-7. The following table reflects the components of comprehensive income (loss).

	(dollars in thousands)
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Net loss	$(31,347)	$(73,667)	$(60,750)	$(78,546)
Cumulative foreign currency translation loss	7,666	—	7,111	(3,298)
Unrealized appreciation (depreciation) on investments	37	(381)	113	(433)

Comprehensive loss	$(23,644)	$(74,048)	$(53,256)	$(82,277)

The Company’s investments in Megacable and MCM are designated in Mexican pesos and accordingly, the Company’s investments are translated into US Dollars at the Exchange rate in effect on last day of each month. Any corresponding foreign currency translation gains or losses are then recorded on the balance sheet as a separate component of stockholders’ equity.

13. INCOME TAXES

RCN’s reorganization has resulted in a significantly modified capital structure as a result of applying fresh-start accounting in accordance with SOP 90-7 on the Effective Date. Fresh-start accounting has important consequences on the accounting for the realization of valuation allowances, related to net deferred tax assets that existed on the Effective Date but which arose in pre-emergence periods. Specifically, fresh start accounting requires the reversal of such allowances to be recorded as a reduction of intangibles until exhausted and thereafter as additional paid in capital and not a benefit recorded in the statement of operations.

The Company’s effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in the valuation allowance for deferred income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No benefit for federal income taxes has been recorded for the six months ended June 30, 2005 and 2004 as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss, was offset by a full valuation allowance because it is not considered more likely than not that these benefits will be realized due to the Company’s losses since inception.

For the three and six month periods ended June 30, 2005, the Company’s provision for income taxes was $0.3 million and $0.7 million, of which the entire $0.7 million was attributable to the tax on current earnings, which was offset by realized pre-emergence net deferred tax assets. The reversal of the related valuation allowance that existed at the fresh start date, which would have benefited earnings under Statement of Financial Accounting Standards No 109, “Accounting for Income Taxes” has instead been recorded as a reduction of intangibles. Once intangibles are reduced to zero, any remaining realization of pre-emergence net deferred tax assets will be recorded as an increase to additional paid in capital. This treatment does not result in any change in liabilities to taxing authorities or in cash flows.

14. COMMITMENTS AND CONTINGENCIES

Total rental expense, primarily for office space and equipment, was $4.6 million and $4.0 million for the three months ended June 30, 2005 (Successor) and June 30, 2004 (Predecessor) and $8.7 million and $9.5 million for the six months ended June 30, 2005 (Successor) and June 30, 2004 (Predecessor) respectively.

RCN also has outstanding letters of credit aggregating $29.3 million at June 30, 2005 of which $6.7 million is collateralized by cash.

RCN is party to various legal proceedings which arise in the normal course of business. In the opinion of management, none of these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position or results of operations or liquidity of RCN.

15. RELATED PARTY TRANSACTIONS

As discussed more fully in Note 2, RCN owned a 50% interest in Starpower prior to December 21, 2004 when the Successor acquired the remaining 50% interest from Pepco. RCN and Starpower were party to several agreements under which RCN provided certain support services to Starpower. These services included accounting and technical services, customer service and administrative support. RCN charged these services to Starpower at cost. The amount of such services provided by RCN to Starpower for the three-month period and six month period ended June 30, 2004 (Predecessor) were $3.1 million and $6.7 million respectively. RCN also sold long distance telecommunications services to Starpower for resale to Starpower’s customers at cost. Revenue and cost of revenue recorded for these sales were $0.2 million and $0.4 million for the three-month and six-month period ended June 30, 2004 (Predecessor) . RCN had net receivables from Starpower for these transactions of $3.9 million at June 30, 2004.

Starpower, which as of December 21, 2004 was a wholly owned subsidiary of RCN, pays Pepco for right-of-way access for its broadband network. Expenses related to this access were $0.4 million and $0.8 million for the three month period and six month period ended June 30, 2005 (Successor) and $0.3 million and $0.7 million for the three month period and six month period ended June 30, 2004 (Predecessor) respectively. Starpower also purchases equipment, most of which is capitalized, and utility services from Pepco. These purchases were $0.4 million and $0.7 million for the three-month period and six-month period ended June 30, 2005 (Successor) and $0.3 million and $1.2 million for the three-month period and six-month period ended June 30, 2004 (Predecessor). Starpower had payables to Pepco of $0.2 million and $0.7 million at June 30, 2005 (Successor) and June 30, 2004 (Predecessor) respectively.

Peter D. Aquino was appointed President and Chief Executive Officer of RCN on December 21, 2004. Prior to that Mr. Aquino acted as a consultant to RCN, first with Capital and Technology Advisors from November 2003 to August 2004, and then with PDA Group, LLC, a company he controlled. RCN recorded expenses of $1.5 million and $0.3 million, respectively, in 2004 for services provided by CTA and PDA.

16. REORGANIZATION EXPENSES

Reorganization costs represent amounts RCN incurred as a result of the Chapter 11 reorganization process and are presented separately in the table listed below.

	(dollars in thousands)
	(Predecessor)
	Three Months ended June 30, 2004	Six Months ended June 30, 2004
	(unaudited)
Professional fees	$6,324	$14,232
Employee retention costs	1,765	2,530
Interest income	(64)	(64)

Total reorganization items	$8,025	$16,698

17. GUARANTOR SUBSIDIARIES FINANCIAL STATEMENTS

The First-Lien Credit Facility and the Convertible Notes are issued by RCN Corporation and are unconditionally guaranteed, jointly and severally, by all of RCN Corporation’s subsidiaries. The following tables set forth the consolidating financial statements of RCN Corporation (Non-guarantor) and its guarantor subsidiaries as of December 31, 2004 and for the three and six-month periods ended June 30, 2005 and June 30, 2004.

RCN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

For the three month period ended June 30, 2005

(Dollars in Thousands)

(Unaudited)

	Successor
	NonGuarantor Financials	Guarantor Financials	Eliminations	Consolidated
Revenues	$—	$141,426	$—	$141,426
Costs and expenses:
Direct expenses	—	50,722	—	50,722
Selling, general and administrative	373	70,549	—	70,922
Non-cash stock based compensation	—	—	—	—
Non-cash issuance of warrants	564	—	—	564
Impairments (recoveries) and other charges, net	—	(3,189)	—	(3,189)
Depreciation and amortization	—	46,173	—	46,173

Operating loss	(937)	(22,829)	—	(23,766)
Investment income	(196)	1,549	—	1,353
Interest expense	10,386	—	—	10,386
Gain (loss) on sale of assets	—	1,240	—	1,240
Other income (expense), net	(42)	563	—	521

Loss from continuing operations before reorganization items and income taxes	(11,561)	(19,477)	—	(31,038)
Reorganization items, net	—	—	—	—
Income tax expense (benefit)	6,443	(6,141)	—	302

Loss from continuing operations before equity in unconsolidated entities	(18,004)	(13,336)	—	(31,340)
Equity in income (loss) of unconsolidated entities	—	—	—	—
Equity in income (loss) of consolidated entities	(13,343)	—	13,343	—

Net Loss from continuing operations	(31,347)	(13,336)	13,343	(31,340)
Income from discontinued operations, net of tax	—	(7)	—	(7)

Net loss before cumulative effect of change in accounting principle	(31,347)	(13,343)	13,343	(31,347)
Cumulative effect on prior years of retroactive application of a change in accounting for legal fees	—	—	—	—
Preferred dividend and accretion requirements
Net loss to common shareholders	$(31,347)	$(13,343)	$13,343	$(31,347)

RCN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

For the three month period ended June 30, 2004

(Dollars in Thousands)

(Unaudited)

	Predecessor
	NonGuarantor Financials	Guarantor Financials	Eliminations	Consolidated
Revenues	$—	$121,281	$—	$121,281
Costs and expenses:
Direct expenses	—	46,610	—	46,610
Selling, general and administrative	9,218	44,070	—	53,288
Non-cash stock based compensation	1,519	34	—	1,553
Impairments (recoveries) and other charges, net	—	1,584	—	1,584
Depreciation and amortization	—	58,707	—	58,707

Operating loss	(10,737)	(29,724)	—	(40,461)
Investment income	—	660	—	660
Interest expense	29,021	163	—	29,184
Gain (loss) on sale of assets	—	48	—	48
Other income (expense), net	33	27	—	60

Loss from continuing operations before reorganization items and income taxes	(39,725)	(29,151)	—	(68,876)
Reorganization items, net	—	8,025	—	8,025
Income tax expense (benefit)	—	—	—	—

Loss from continuing operations before equity in unconsolidated entities	(39,725)	(37,175)	—	(76,900)
Equity in income (loss) of unconsolidated entities	—	5,327	—	5,327
Equity in income (loss) of consolidated entities	(33,939)	—	33,939	—

Net Loss from continuing operations	(73,664)	(31,847)	33,939	(71,572)
Income from discontinued operations, net of tax	—	(2,092)	—	(2,092)

Net loss	(73,664)	(33,939)	33,939	(73,664)
Preferred dividend and accretion requirements (contract dividend and accretion of $20,472 for the three months ended March 31, 2004)	20,472	—	—	20,472

Net loss to common shareholders	$(94,136)	$(33,939)	$33,939	$(94,136)

RCN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

For the six month period ended June 30, 2005

(Dollars in Thousands)

(Unaudited)

	Successor
	NonGuarantor Financials	Guarantor Financials	Eliminations	Consolidated
Revenues	$—	$282,235	$—	$282,235
Costs and expenses:
Direct expenses	—	101,770	—	101,770
Selling, general and administrative	498	137,029	—	137,527
Non-cash issuance of warrants	564	—	—	564
Impairments (recoveries) and other charges, net	—	(613)	—	(613)
Depreciation and amortization	—	91,932	—	91,932

Operating loss	(1,062)	(47,883)	—	(48,945)
Investment income	—	2,516	—	2,516
Interest expense	20,619	—	—	20,619
Gain (loss) on sale of assets	—	2,723	—	2,723
Other income (expense), net	(83)	1,691	—	1,608

Loss from continuing operations before reorganization items and income taxes	(21,764)	(40,953)	—	(62,717)
Reorganization items, net	—	—	—	—
Income tax expense (benefit)	19,987	(19,306)	—	681

Loss from continuing operations before equity in unconsolidated entities	(41,751)	(21,647)	—	(63,398)
Equity in income (loss) of unconsolidated entities	—	—	—
Equity in income (loss) of consolidated entities	(18,999)	—	18,999	—

Net Loss from continuing operations	(60,750)	(21,647)	18,999	(63,398)
Income from discontinued operations, net of tax	—	48	—	48

Net loss before cumulative effect of change in accounting principle	(60,750)	(21,599)	18,999	(63,350)
Cumulative effect on prior years of retroactive application of a change in accounting for legal fees	—	2,600	—	2,600
Preferred dividend and accretion requirements (contract dividend	—	—	—	—

Net loss to common shareholders	$(60,750)	$(18,999)	$18,999	$(60,750)

RCN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

For the six month period ended June 30, 2004

(Dollars in Thousands)

(Unaudited)

	Predecessor
	NonGuarantor Financials	Guarantor Financials	Eliminations	Consolidated
Revenues	$—	$242,541	$—	$242,541
Costs and expenses:
Direct expenses	—	89,862	—	89,862
Selling, general and administrative	9,278	109,927	—	119,205
Non-cash stock based compensation	2,535	98	—	2,633
Impairments (recoveries) and other charges, net	—	(238)	—	(238)
Depreciation and amortization	—	128,414	—	128,414

Operating loss	(11,813)	(85,522)	—	(97,335)
Investment income	—	1,587	—	1,587
Interest expense	71,442	171	—	71,613
Gain (loss) on sale of assets	—	—	—	—
Other income (expense), net	(23)	456	—	433

Loss from continuing operations before reorganization items and income taxes	(83,278)	(83,650)	—	(166,928)
Reorganization items, net	—	16,698	—	16,698
Income tax expense (benefit)	—	—	—	—

Loss from continuing operations before equity in unconsolidated entities	(83,278)	(100,348)	—	(183,626)
Equity in income (loss) of unconsolidated entities	—	14,972	—	14,972
Equity in income (loss) of consolidated entities	4,732	—	(4,732)	—

Net Loss from continuing operations	(78,546)	(85,376)	(4,732)	(168,654)
Income from discontinued operations, net of tax	—	90,108	—	90,108

Net loss	(78,546)	4,732	(4,732)	(78,546)
Preferred dividend and accretion requirements (contract dividend and accretion of $52,902 for the six months ended March 31, 2004)	52,902	—	—	52,902

Net loss to common shareholders	$(131,448)	$4,732	$(4,732)	$(131,448)

RCN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2005

(Dollars in Thousands)

(Unaudited)

	Successor
	NonGuarantor Financials	Guarantor Financials	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and temporary cash investments	$787	$156,103	$—	$156,890
Short-term investments	—	13,757	—	13,757
Accounts receivable, net of reserve	—	70,801	(22,156)	48,645
Unbilled revenues	—	575	—	575
Interest receivable	—	244	—	244
Prepayments and other current assets	749	14,475	—	15,224
Short-term restricted investments	—	1,525	—	1,525

Total current assets	1,536	257,480	(22,156)	236,860
Property, plant and equipment, net	—	732,478	—	732,478
Investments in joint ventures and equity securities	1,144,107	185,111	(1,144,107)	185,111
Intangible assets, net of accumulated	—	131,530	—	131,530
Long-term restricted investments	21,657	—	—	21,657
Deferred charges and other assets	14,849	3,986	—	18,835

Total assets	$1,182,149	$1,310,585	$(1,166,263)	$1,326,471

RCN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2005

(Dollars in Thousands)

(Unaudited)

(Continued)

	Successor
	NonGuarantor Financials	Guarantor Financials	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	3,300	577	—	3,877
Accounts payable	23,664	17,729	(22,156)	19,237
Advance billings and customer deposits	—	37,246	—	37,246
Accrued exit costs	—	2,844	—	2,844
Accrued expenses	6,162	80,375	—	86,537
Deferred reorganization costs	10,246	—	—	10,246
Current liabilities of discontinued operations	—	989	—	989

Total current liabilities	43,372	139,760	(22,156)	160,976

Long term debt	486,818	3,148	—	489,966
Other deferred credits	—	23,570	—	23,570

Total liabilities	530,190	166,478	(22,156)	674,512

Stockholders’ equity:
Common stock	343	—	—	343
Committed common stock	8	—	—	8
Committed capital in excess of par	27,479	—	—	27,479
Additional paid-in-capital	681,343	1,163,843	(1,163,843)	681,343
Accumulated deficit	(64,438)	(19,736)	19,736	(64,438)
Unearned compensation	7,111	—	—	7,111
Unrealized appreciation on investments	113	—	—	113

Total stockholders’ equity (deficit)	651,959	1,144,107	(1,144,107)	651,959

Total liabilities and stockholders’ equity	$1,182,149	$1,310,585	$(1,166,263)	$1,326,471

RCN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004

(Dollars in Thousands)

	Successor
	NonGuarantor Financials	Guarantor Financials	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and temporary cash investments	$779	$53,572	$—	$54,351
Short-term investments	—	109,613	—	109,613
Accounts receivable, net of reserve	—	52,618	—	52,618
Unbilled revenues	—	792	—	792
Interest receivable		755	—	755
Prepayments and other current assets	450	21,923	—	22,373
Short-term restricted investments	—	1,525	—	1,525
Current assets of discontinued operations	—	—	—	—

Total current assets	1,229	240,798	—	242,027
Property, plant and equipment, net	—	793,691		793,691
Investments in joint ventures and equity securities	1,208,241	178,000	(1,208,241)	178,000
Intangible assets, net of accumulated	—	141,786		141,786
Long-term restricted investments	—	25,063		25,063
Deferred charges and other assets	16,094	3,849		19,943

Total assets	$1,225,564	$1,383,187	$(1,208,241)	$1,400,510

RCN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004

(Dollars in Thousands)

(Continued)

	Successor
	NonGuarantor Financials	Guarantor Financials	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of capital lease obligations	$—	$558	$—	$558
Current maturities of long-term debt	3,300	—	—	3,300
Accounts payable	6,899	22,864	—	29,763
Advance billings and customer deposits	—	37,082	—	37,082
Accrued expenses	1,215	32,106	—	33,321
Accrued interest	837	—	—	837
Accrued cost of sales	—	32,301	—	32,301
Accrued exit costs	—	3,009	—	3,009
Accrued employee compensation and related expenses	694	14,010	—	14,704
Deferred reorganization costs	21,450	194	—	21,644
Current liabilities of discontinued operations		1,082	—	1,082

Total current liabilities	34,395	143,206	—	177,601

Long term debt	486,247	3,463		489,710
Other deferred credits	—	28,277		28,277

Total liabilities	520,642	174,946	—	695,588

Sockholders’ equity:
Common stock	319	4	(4)	319
Committed common stock	41	—	—	41
Committed capital in excess of par	131,355	—	—	131,355
Additional paid-in-capital	576,895	1,208,974	(1,208,974)	576,895
Accumulated deficit	(3,688)	(737)	737	(3,688)
Unearned compensation				—
Cumulative translation adjustments				—
Unrealized appreciation on investments				—

Total stockholders’ equity (deficit)	704,922	1,208,241	(1,208,241)	704,922

Total liabilities and stockholders’ equity	$1,225,564	$1,383,187	$(1,208,241)	$1,400,510

RCN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the period ended June 30, 2005

(Dollars in Thousands)

(Unaudited)

	Successor
	NonGuarantor Financials	Guarantor Financials	Eliminations	Consolidated
Cash flows from operating activities
Net loss	$(60,750)	$(18,999)	$18,999	$(60,750)
Income from discontinued operations	—	(48)	—	(48)
Gain on sale of discontinued operation	—	—	—	—

Net loss from continuing operations	$(60,750)	(19,047)	18,999	(60,798)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Accretion of discounted debt	—	—	—	—
Non-cash interest	—	2,222	—	2,222
Amortization of financing costs	1,133	—	—	1,133
Non cash issuance of warrants	—	564	—	564
Gain on sale of assets	—	(2,723)	—	(2,723)
Gain on early extinguishment of debt	—	—	—	—
Depreciation and amortization	—	91,932	—	91,932
Deferred income taxes, net	—	—	—	—
Provision for losses on accounts receivable	—	4,512	—	4,512
Write down on non-marketable investment	—	—	—	—
Equity in income of consolidated entities	18,999	—	(18,999)	—
Equity in income of unconsolidated entities	—	—	—	—
Impairments (recoveries) and special charges	—	(613)	—	(613)
Cumulative effect of a change in accounting for legal fees	—	(2,600)	—	(2,600)
Unrealized (depreciation) appreciation on investments	113	—	—	113

	(40,505)	74,247	—	33,742
Net change in working capital	42,163	(51,054)	—	(8,891)

Net cash used in continuing operations	1,658	22,403	—	24,851
Cash (used in) provided by discontinued operations	—	(48)	—	(48)

Net cash used in operating activities	1,658	22,355	—	24,803

RCN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the period ended June 30, 2005

(Dollars in Thousands)

(Unaudited)

(Continued)

	Successor
	NonGuarantor Financials	Guarantor Financials	Eliminations	Consolidated
Cash flows from investing activities:
Additions to property, plant and equipment	—	(24,018)	—	(24,018)
(Increase) decrease in short-term investments	—	95,856	—	95,856
Proceeds from sale of assets	—	4,440	—	4,440
Other	—	3,406	—	3,406

Net cash provided by investing activities	—	79,684	—	79,684

Cash flows from financing activities:
Repayment of long-term debt	(1,650)	—	—	(1,650)
Repayment of capital lease obligations	—	(298)	—	(298)

Net cash used in financing activities	(1,650)	(298)	—	(1,948)

Net increase in cash and temporary cash investments	8	102,531	—	102,539
Cash and temporary cash investments at beginning of period	779	53,572	—	54,351

Cash and temporary cash investments at end of period	$787	$156,103	$—	$156,890

RCN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the period ended June 30, 2004

(Dollars in Thousands)

(Unaudited)

	Predecessor
	NonGuarantor Financials	Guarantor Financials	Eliminations	Consolidated
Cash flows from operating activities
Net loss	$(78,546)	$4,732	$(4,732)	$(78,546)
Income from discontinued operations	—	(2,434)	—	(2,434)
Gain on sale of discontinued operation	—	(87,674)	—	(87,674)

Net loss from continuing operations	(78,546)	(85,376)	(4,732)	(168,654)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Accretion of discounted debt	1,677	—	—	1,677
Amortization of financing costs	6,241	—	—	6,241
Non-cash stock based compensation expense	2,535	98	—	2,633
Gain on sale of assets	—	—	—	—
Gain on early extinguishment of debt	—	—	—	—
Depreciation and amortization	—	128,414	—	128,414
Deferred income taxes, net	—	—	—	—
Provision for losses on accounts receivable	—	3,127	—	3,127
Write down on non-marketable investment	—	—	—	—
Equity in income of consolidated entities	(4,732)	—	4,732	—
Equity in income of unconsolidated entities	—	(14,972)	—	(14,972)
Impairments (recoveries) and special charges	—	(238)	—	(238)
Unrealized (depreciation) on investments	—	(433)	—	(433)

	(72,825)	30,620	—	(42,205)
Net change in working capital	157,399	(116,993)	—	40,406

Net cash used in continuing operations	84,574	(86,373)	—	(1,799)
Cash (used in) provided by discontinued operations	—	(2,881)	—	(2,881)

Net cash used in operating activities	84,574	(89,254)	—	(4,680)

RCN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the period ended June 30, 2004

(Dollars in Thousands)

(Unaudited)

(Continued)

	Predecessor
	NonGuarantor Financials	Guarantor Financials	Eliminations	Consolidated
Cash flows from investing activities:
Additions to property, plant and equipment	—	(25,240)	—	(25,240)
(Increase) decrease in short-term investments	—	(94,184)	—	(94,184)
Investment in unconsolidated joint venture	—	—	—	—
Proceeds from sale of assets	—	—	—	—
Proceeds from sale of discontinued operations	—	120,203	—	120,203
Discontinued operations	—	(402)	—	(402)
Increase in restricted cash	—	—	—	—
Decrease (increase) in investments restricted for debt service	—	94,184	—	94,184
Other	—	—	—	—

Net cash provided by investing activities	—	94,561	—	94,561

Cash flows from financing activities:
Repayment of long-term debt	(84,546)	—	—	(84,546)
Repayment of capital lease obligations	—	(808)	—	(808)
Payments made for debt financing costs	—	—	—	—
Proceeds from the issuance of long-term debt	—	—	—	—
Proceeds from the exercise of stock options	—	—	—	—
Contribution from minority interest	—	—	—	—

Net cash used in financing activities	(84,546)	(808)	—	(85,354)

Net increase in cash and temporary cash investments	28	4,499	—	4,527
Cash and temporary cash investments at beginning of period	746	17,649	—	18,395

Cash and temporary cash investments at end of period	$774	$22,148	$—	$22,922

18. SUBSEQUENT EVENTS

On July 26, 2005, RCN filed a Registration Statement with the Securities and Exchange Commission to cover (i) the resale by certain selling securityholders named from time to time in the Prospectus which is part of the Registration Statement of (a) all outstanding Convertible Notes and any shares of Common Stock acquired upon conversion of the Convertible Notes, and (b) 7,220,138 shares of Common Stock owned by certain of the selling securityholders; and (ii) the issuance by RCN of up to 735,119 shares of Common Stock upon exercise of the Warrants. The Registration Statement was required per registration rights agreements entered into pursuant to the Plan.

In July, 2005, the Company announced that in the second quarter of 2006, it will be closing its former headquarters facility in Princeton, NJ, which currently contains approximately 120 employees in finance, information technology, legal, human resources and other corporate functions. Going forward, most of these functions will be performed in the Company’s Herndon, VA headquarters location. Certain employees have been offered the opportunity to relocate to the Herndon, VA office, others have been offered retention and severance benefits to remain in place through the transition, and the remainder have been reassigned to other RCN office locations in Pennsylvania and New York. The Company expects the cost of relocation, severance, and retention benefits to be $2 million to $3 million, which will be expensed over the next four quarters, beginning in the third quarter of 2005. The Company also expects to incur recruiting and other costs related to the move. In addition the Company will have increased depreciation expense of approximately $3.8 million over the next four quarters as it adjusts the depreciable lives of leasehold improvements and other fixed-assets to reflect the expected closing date. The Company expects the total headcount and related expense for these functions to be slightly lower following this transition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes for the period ended June 30, 2005 contained in this Quarterly Report, and with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 (the “Annual Report”). The application of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) and our implementation of “fresh start” accounting for periods following our reorganization under Chapter 11 of the Bankruptcy Code make it more difficult to compare our post-emergence operations and results to those for periods prior to the date we filed for protection under Chapter 11 of the Bankruptcy Code. See “Accounting Impact of Reorganization” below.

Cautionary Statement Regarding Forward Looking Statements:

Certain of the statements contained in this Quarterly Report should be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of RCN with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, RCN also provides forward-looking statements in other materials RCN releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in RCN’s annual reports on Form 10-K, quarterly reports of Form 10Q and current reports on Form 8-K filed with the SEC.

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

Statements in this Quarterly Report and the exhibits to this Quarterly Report should be evaluated in light of these important factors. RCN is not obligated to, and undertakes no obligation to, publicly update any forward-looking statement due to actual results, changes in assumptions, new information or as the result of future events.

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

Overview

We provide bundled video, high-speed data and voice services to customers in the Boston, New York, eastern Pennsylvania, Washington, D.C., Chicago, San Francisco and Los Angeles metropolitan markets. As of June 30, 2005 we served approximately 413,000 residential customers. Our services are delivered primarily over our own fiber-optic local network. Our revenues are generated primarily by monthly fees paid by customers for its services. We price our services to promote sales of bundled packages. We offer bundles of two or more services with tiered features and prices to meet the demands of a variety of customers. We also sell individual services at prices competitive to the other providers. The prices we charge vary based on the level of service the customer chooses and the geographic market. An installation fee, which is typically waived for a bundled installation, is charged to new and reconnected customers. We also charge monthly fees for cable customer premise equipment. Under rules adopted by the Federal Communications Commission (the “FCC”), the prices we charge for cable-related equipment, such as set-top terminals and remote control devices, and for installation services are based on our actual costs, plus a permitted rate of return.

On December 21, 2004, we acquired the 50% interest in Starpower Communications, LLC. (“Starpower”) that we did not already own. Starpower provides bundled video, voice and other communications services to residential and commercial customers in the Washington, D.C. metropolitan area. Starting on the date of acquisition, the assets acquired and liabilities assumed were recorded at their respective fair values and the consolidated results of operations included Starpower. Prior to December 21, 2004, we accounted for our interest in Starpower under the equity method.

We evaluate business performance as if Starpower had been fully consolidated for all of 2004. Accordingly, in our discussion of results we have shown tables which combine Starpower’s results of operations for the three and six months ending June 30, 2004 with our reported results, as restated, for that period.

Chapter 11 Reorganization

Beginning in 2001, we began experiencing financial difficulties due to a severe slowdown in the telecommunications industry and our limited ability to access capital markets to fund operations. On May 27, 2004, we and four of our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code and on August 5 and August 20, 2004, five of our additional subsidiaries filed voluntary petitions for reorganization under Chapter 11. On December 21, 2004, the RCN Debtors emerged from bankruptcy. For more details regarding the Plan, see “Business--RCN’s Chapter 11 Reorganization” in the annual report on Form 10-K for the year ended December 31, 2004.

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

See Note 4, “Fresh Start Accounting,” to our Unaudited Condensed Consolidated Financial Statements for a full description of the impact of “fresh start” accounting on the Successor’s consolidated balance sheet on the Effective Date. As a result of these changes to the capital structure, Reorganized RCN’s interest expense and preferred dividend obligations will be significantly less than we incurred in periods prior to our reorganization.

Reclassifications

Effective on January 1, 2005, RCN changed the classifications of certain expenses from operating and selling, general and administrative to direct expenses. New management feels expenses for pole rental, right of way use fees and plant utilities are directly related to generating revenue and therefore are properly classified as direct expenses. This resulted in an increase in direct costs of $2.5 million and a corresponding decrease in selling, general and administrative costs for the three months ended June 30, 2004 (Predecessor) and an increase in direct cost of $4.5 million with a corresponding decrease in selling, general and administrative costs for the six months ended June 30, 2004 (Predecessor).

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

Overview of Operations

Approximately 99% of our revenue for the six months ended June 30, 2005 is attributable to monthly telephone line service charges, local toll, special features and long-distance telephone service fees, monthly subscription fees for basic, premium, and pay-per-view cable television services, and fees for high-speed data services, dial up telephone modems, web hosting and dedicated access. The remaining 1% of revenue is derived mostly from reciprocal compensation.

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

Key Financial and Statistical Measures

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

For the three months ended June 30, 2005

	RGUs as of June 30,
	Successor 2005	Predecessor 2004	Fav/(unfav) Variance	Var %
Video	371,373	385,895	(14,522)	-3.8%
Data	228,961	209,508	19,453	9.3%
Voice	276,072	278,857	(2,785)	-1.0%

Total	876,406	874,260	2,146	0.3%

	Customer Measures for the three months ended June 30,
	Successor 2005	Predecessor 2004	Fav/(unfav) Variance	Var %
Customers at end of period	412,873	430,825	(17,952)	(4.2%)
Average revenue per Customer (monthly)	$102.10	$94.85	$7.25	7.6%
Average RGU’s per Customer (monthly)	2.11	2.02	0.09	4.5%

A Customer is a residential household that has at least one video, high-speed data or local voice connection. Dial-up Internet and long distance voice only Customers are not included unless the Customer is located at an address on our network. For bulk arrangements in MDUs, the number of Customers varies depending on the service and payment arrangement with that MDU. Delinquent accounts are generally disconnected and no longer counted as Customers after a set period of time in accordance with our credit and disconnection policies. Courtesy accounts are not counted as customers unless the customer subscribes to and pays for a recurring monthly service in addition to the free service they receive.

RGUs are calculated as the sum of all residential basic video, high-speed data, and voice connections. Dial- up Internet service and long distance voice service are not included. Additional telephone lines are each counted as an RGU but additional room hook-ups for video service are not counted. Digital video packages are not counted as additional RGUs. The number of RGUs in any MDU that we serve varies depending on the payment arrangements specific to that MDU. Delinquent accounts are generally disconnected and no longer counted as RGUs after a set period of time in accordance with our credit and disconnection policies. RGUs may include customers receiving some services for free or at a reduced rate in connection with promotional offers or bulk arrangements. Courtesy accounts are not counted as RGUs unless the customer subscribes to and pays for a recurring monthly service in addition to the free service they receive.

Average RGUs per Customer is calculated by dividing the total average number of RGUs during a period by the average number of residential customers for the period.

Results of Operations

The financial information presented in this report comprises the unaudited condensed consolidated financial information of (i) Successor for the three and six months ended June 30, 2005; and (ii) Predecessor for the three and six months ended June 30, 2004. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that would have resulted had Predecessor not been accounted for as a going concern.

Three months ended June 30, 2005 (Successor) compared to three months ended June 30, 2004 (Predecessor):

	Three Months ended June 30,
	RCN 2005 (Unaudited)	RCN 2004 (Unaudited)	Starpower 2004 (Unaudited)	Combined 2004 (Unaudited)
Revenues	$141,426	$121,281	$19,239	$—
Costs and expenses:
Direct expenses	50,722	46,610	5,944	52,554
Selling, general and administrative	70,922	53,288	9,417	62,705
Non-cash stock based compensation	—	1,553	—	1,553
Non-cash issuance of warrants	564	—	—	—
Impairments (recoveries) and other charges, net	(3,189)	1,584	—	1,584
Depreciation and amortization	46,173	58,707	6,883	65,590

Operating loss	(23,766)	(40,461)	(3,005)	(43,466)
Investment income	1,353	660	12	672
Interest expense	10,386	29,184	—	29,184
Gain (loss) on sale of assets	1,240	—	—	—
Other income (expense), net	521	108	—	108

Loss from continuing operations before reorganization items and income taxes	(31,038)	(68,877)	(2,993)	(71,870)
Reorganization items, net	—	8,025	—	8,025
Income tax benefit	302	—	—	—

Loss from continuing operations before equity in unconsolidated entities	(31,340)	(76,902)	(2,993)	(79,895)
Equity in income of unconsolidated entities	—	5,327	—	5,327
Minority interest in loss of consolidated entities	—	—	—	—

Net Loss from continuing operations	(31,340)	(71,575)	(2,993)	(74,568)
Income form discontinued operations, net of tax	(7)	(2,092)	—	(2,092)

Net loss before cumulative effect of change in accounting principle	(31,347)	(73,667)	(2,993)	(76,660)
Cumulative effect on prior years of retroactive application of a change in accounting for legal fees, net of tax	—	—	—	—
Preferred dividend and accretion requirements (contract dividend and accretion of $0 and $20,472 for the three months ended June 30, 2005 and 2004, respectively)	—	20,472	—	20,472

Net loss to common shareholders	$(31,347)	$(94,139)	$(2,993)	$(97,132)

Revenues:

Revenue increased $20.1 million, or 16.6%, to $141.4 million due to the acquisition of the remaining 50% interest in Starpower. Excluding the impact of the consolidation of Starpower, revenue increased $0.9 million, or 0.6%. The increase was due to an increase in the average revenue per customer from $95 to $102. The improvement in average revenue per customer resulted in increased revenue of $9.4 million which was driven primarily by an improvement in average RGUs per customer from 2.0 to 2.1 due to higher cable modem penetration. Also contributing to the increased revenue were an average 4% price increase for the basic video tier and higher digital penetration due to a network upgrade in our Chicago market.

Offsetting this increased revenue were declines due to a loss of customers, lower dial-up revenue, lower reciprocal compensation revenue and the elimination of our video programming development business, RCN Entertainment (RCNE), at the end of 2004. Total residential customers decreased by approximately 18,000, which resulted in a $4.9 million revenue decline. The customer decline included the disposition and attrition of 8,200 off-network customers in New York and Chicago. Dial-Up revenue, which is reported in data, decreased by $2.4 million as the number of dial-up customers continued to decline. Reciprocal compensation revenue, which is impacted to a large degree by dial-up service, decreased $0.9 million. Revenue of RCNE in the second quarter of 2004 was $0.9 million.

	Revenue
	for the three months ended June 30,
	Successor	Predecessor	Starpower	Combined	Fav/(unfav)
	2005	2004	2004	2004	Variance
Video	$64,965	$54,626	$6,957	$61,583	$3,382
Data	34,118	26,138	7,296	33,434	684
Voice	37,079	35,514	3,854	39,368	(2,289)
Reciprocal Compensation	1,528	1,824	569	2,393	(865)
Other	3,736	3,179	563	3,742	(6)

Total	$141,426	$121,281	$19,239	$140,520	$906

Direct Expenses:

Direct expenses increased $4.1 million, or 8.8%, to $50.7 million due to the acquisition of the remaining 50% interest in Starpower. Excluding the impact of the consolidation of Starpower, direct expenses decreased $1.8 million, or 3.5% . Significant contributors to the decline in direct costs were a reduction in certain accrued interconnection fees, more favorable contract pricing from vendors and network optimization. Also contributing to the decrease was the elimination of our video programming development business, RCNE, at the end of 2004. Direct costs of RCNE in the second quarter of 2004 were $0.6 million.

Offsetting the declines in direct costs was an increase in video programming expenses of $1.6 million due to an 8% increase in average programming costs per subscriber, offset by the decline in total customers.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased $17.6 million, or 33.1%, to $70.9 million due to the acquisition of the remaining 50% interest in Starpower. Excluding the impact of the consolidation of Starpower, selling, general and administrative expenses increased $8.2 million or 13.1% due to the impact of $9.4 million in benefits in the second quarter of 2004 that we do not expect to continue. During the quarter ended June 30, 2004, $5.1 million of expense was reversed for amounts associated with the elimination of the Chairman’s Bonus Plan and other incentive plans. Additionally, the Company reached favorable settlements on disputed property taxes and litigation on Newtown Borough, and reversed provisions of $1.0 million and $2.5 million, respectively. Also included in selling, general and administrative expenses in the second quarter of 2004 is a credit of approximately $0.8 million related to transition services reimbursements received from the purchaser of our Carmel cable system. Excluding the impact of these benefits in the second quarter of 2004 and the acquisition of Starpower, selling, general and administrative expenses declined $1.2 million.

The decline in selling, general and administrative expenses was due to our continued reduction of operating expenses. The savings related in part to reduced salaries and related employee costs of $5.2 million. Average employee headcount was down by 427 across all functional areas. Marketing and advertising expense is down $1.0 million. Telephone expense is down $0.6 million due to a switch to a lower cost provider. Outside labor expense is down $0.6 million primarily due to the severance of a relationship with an outsource customer service provider. Other reductions related to property taxes and insurance totaled $1.1 million.

Offsetting the reductions in selling, general and administrative expenses was an increase of $1.9 million in legal fees, due in part to the preparation of several SEC filings which all occurred during the second quarter of 2005. The amount of expenses that was capitalized decreased by $1.2 million due to the reduced headcount and the extent of labor being utilized on capital projects. Other increases in related to bad debt, facilities, litigation reserves and billing costs totaled $3.4 million.

	SG&A
	for the quarter ended June 30,
	Successor	Predecessor	Starpower	Combined	Fav/(unfav)
	2005	2004	2004	2004	Variance
Network operations and construction	$24,424	$20,797	$3,230	$24,027	$(397)
Sales and marketing	12,036	11,602	1,553	13,155	1,119
Customer Service	5,232	6,225	1,610	7,835	2,603
Operating, general and administrative	29,230	14,664	3,024	17,688	(11,542)

Total	$70,922	$53,288	$9,417	$62,705	$(8,217)

Non-cash Stock-Based Compensation:

In the second quarter of 2005, the board of directors approved our 2005 Stock Compensation Plan (“Stock Plan”) which was approved by our stockholders in July 2005. The Stock Plan allows for the issuance of up to 10%, or 4,636,020 shares, of our stock, on a fully diluted basis, in the form of stock options or restricted stock. During the second quarter we granted 717,242 shares of restricted stock to our non-executive board members and certain executives. We also granted 3,305,184 stock options to a broad category of employees. No expense was recorded for the three months ended June 30, 2005, because the plan was not approved by the stockholders until July 2005.

Warrants:

The Plan authorized us to issue warrants to the former stockholders of Old RCN to purchase an aggregate of 735,119 shares of RCN’s Common Stock. Each warrant allows the holder to purchase one share of our common stock for a price of $34.16. Under the terms of the Plan, warrants must be issued by October 2005 and expire on December 21, 2006. During the three months ended June 30, 2005 we issued 187,724 of these warrants and recorded $0.6 million of expense using the Black-Sholes valuation model.

Depreciation and Amortization:

Depreciation and amortization expense decreased $12.5 million or 21.4%, to $46.2 million for the three months ended June 30, 2005 (Successor) compared to the three months ended June 30, 2004 (Predecessor). Excluding the impact of the consolidation of Starpower, depreciation and amortization decreased $19.0 million or 29.1%. The net decrease is due, in part, to the effect of the fresh start accounting revaluation of assets upon emergence from Chapter 11 bankruptcy. (See Note 3, Fresh Start Accounting). The decrease is also due to the change in the estimated life of capitalized technical labor and equipment on new home installations in the first quarter of 2004 which had a disproportionate effect on that quarter

Investment Income:

Investment income increased $0.7 million, or 101.3% to $1.4 million for the three months ended June 30, 2005 (Successor) compared to June 30, 2004 (Predecessor) due to an increase in return earned on investments.

Interest Expense:

Interest expense decreased by $18.8 million, or 64.3%, to $10.4 million for the three months ended June 30, 2005 (Successor) compared to the three months ended June 30, 2004 (Predecessor). This decrease is primarily due to the restructuring of debt during the fourth quarter of 2004. Outstanding debt at June 30, 2005 was $493.8 million compared to $1,654.6 million at June 30, 2004. The debt canceled in bankruptcy had interest rates of 9.8% to 11.125%.

Gain on sale of assets:

Gain on sale of assets of $1.2 million for the three months ended June 30, 2005 (Successor), consists primarily of a $1.0 million gain related to the sale of approximately 1,800 off-net video subscribers in the New York market.

Equity in Income of Unconsolidated Entities:

Equity in income of unconsolidated entities decreased $5.3 million or 100.0% for the three months ended June 30, 2005. On December 21, 2004, we acquired the 50% membership interest in Starpower we did not already own. Prior to the acquisition, we accounted for our 50% interest in Starpower under the equity method. The results of Starpower are consolidated in our financial statements for the three months ended June 30, 2005, where as they are reported as equity in income of unconsolidated entities for the three months ended June 30, 2004.

RCN has 48.93% interests in both Megacable, S.A. de C.V., a cable television and high-speed data services provider in certain portions of Mexico (“Megacable”), and Megacable Communicaciones de Mexico S.A. (“MCM”), a provider of local voice and high-speed data services in Mexico City. RCN accounts for these investments under the equity method. Over the past several years, Megacable and MCM have not provided their financial statements to the Company on a timely basis. The most recent audited financial statements the Company has received for both Megacable and MCM are for the year ended December 31, 2003. In August, 2005, the Company received unaudited financial statements for Megacable for the year ended December 31, 2004. Megacable management has confirmed that the audit of its 2004 financial statements is in progress, but is not able to provide an estimated completion date. Megacable has not yet provided 2005 results, and MCM has not provided results for 2004 or 2005. Therefore, the Company has not recorded any income or loss on its investments in Megacable and MCM for the three months ended June 30, 2005 (Successor). The Company recorded income on its investments in Megacable and MCM of $6.6 million for the three month period ended June 30, 2004 (Predecessor). The Company disclosed its inability to obtain financial statements from Megacable and MCM on a timely basis as a material weakness in its internal control over financial reporting at December 31, 2004. The Company will continue to work actively with Megacable and MCM management to obtain their financial statements on a timely basis.

Discontinued Operations:

On March 8, 2004, we completed the sale of our Carmel, NY (“Carmel”) cable system for proceeds of approximately $120.2 million and a gain on the sale of approximately $89.8 million. Carmel had approximately 30,000 customers when it was sold. In accordance with SFAS No. 144, the results of operations for Carmel are reported as discontinued operations. Income from the Carmel cable system was $2.2 million for the three months ended June 30, 2004 (Predecessor).

Six months ended June 30, 2005 (Successor) compared to six months ended June 30, 2004 (Predecessor):

	Six Months ended June 30,
	RCN 2005 (Unaudited)	RCN 2004 (Unaudited)	Starpower 2004 (Unaudited)	Combined 2004 (Unaudited)
Revenues	$282,235	$242,541	$39,541	$282,082
Costs and expenses:
Direct expenses	101,770	89,862	12,030	101,892
Selling, general and administrative	137,527	119,205	19,465	138,670
Non-cash stock based compensation	—	2,633	—	2,633
Non-cash issuance of warrants	564	—	—	—
Impairments (recoveries) and other charges, net	(613)	(238)	—	(238)
Depreciation and amortization	91,932	128,414	12,921	141,335

Operating loss	(48,945)	(97,335)	(4,875)	(102,210)
Investment income	2,516	1,587	28	1,615
Interest expense	20,619	71,613	—	71,613
Gain (loss) on sale of assets	2,723	—	—	—
Other income (expense), net	1,608	433	—	433

Loss from continuing operations before reorganization items and income taxes	(62,717)	(166,928)	(4,847)	(171,775)
Reorganization items, net	—	16,698	—	16,698
Income tax benefit	681	—	—	—

Loss from continuing operations before equity in unconsolidated entities	(63,398)	(183,626)	(4,847)	(188,473)
Equity in income of unconsolidated entities	—	14,972	—	14,972
Minority interest in loss of consolidated entities	—	—	—	—

Net Loss from continuing operations	(63,398)	(168,654)	(4,847)	(173,501)
Income form discontinued operations, net of tax	48	90,108	—	90,108

Net loss before cumulative effect of change in accounting principle	(63,350)	(78,546)	(4,847)	(83,393)
Cumulative effect on prior years of retroactive application of a change in accounting for legal fees, net of tax	2,600	—	—	—
Preferred dividend and accretion requirements	—	52,902	—	52,902

Net loss to common shareholders	$(60,750)	$(131,448)	$(4,847)	$(136,295)

Revenues:

Revenue increased $39.7 million, or 16.4%, to $282.2 million due to the acquisition of the remaining 50% interest in Starpower. Excluding the impact of the consolidation of Starpower, revenue increased $0.2 million, or 0.1%. Revenues increased due to an increase in the average revenue per customer from $95 to $101. The improvement in average revenue per customer resulted in increased revenue of $16.0 million which was driven primarily by an improvement in average RGUs per customer from 2.0 to 2.1 due to higher cable modem penetration. Also contributing to the increased revenue were an average 4% price increase for the basic video tier and higher digital penetration due to a network upgrade in our Chicago market.

Offsetting this increased revenue were declines due to a loss of customers, lower dial-up revenue, lower reciprocal compensation revenue and the elimination of our video programming development business, RCNE, at the end of 2004. Total residential customers decreased by approximately 18,000, which resulted in a $8.7 million revenue decline. The customer decline included the disposition and attrition of 8,200 off-network customers in New York and Chicago. Dial-Up revenue, which is reported in data, decreased by $5.5 million as the number of dial-up customers continued to decline. Reciprocal compensation revenue, which is impacted to a large degree by dial-up service, decreased $1.7 million. Revenue of RCNE for the first six months of 2004 was $1.0 million.

	Revenue
	for the six months ended June 30,
	Successor	Predecessor	Starpower	Combined	Fav/(unfav)
	2005	2004	2004	2004	Variance
Video	$127,802	$108,796	$14,453	$123,249	$4,553
Data	68,299	52,795	15,153	67,948	351
Voice	74,856	71,663	7,590	79,253	(4,397)
Reciprocal Compensation	3,362	3,804	1,284	5,088	(1,726)
Other	7,916	5,483	1,061	6,544	1,372

Total	$282,235	$242,541	$39,541	$282,082	$153

Direct Expenses:

Direct expenses increased $11.9 million, or 13.2%, to $101.8 million due to the acquisition of the remaining 50% interest in Starpower. Excluding the impact of the consolidation of Starpower, direct expenses decreased $0.1 million, or 0.1%. Significant contributors to a decline in direct costs were a reduction in certain accrued interconnection fees, more favorable contract pricing from vendors and network optimization. Also contributing to the decrease was the elimination of our video programming development division, RCNE. Direct costs of RCNE for the first six months of 2004 were $0.8 million.

Offsetting the declines in direct costs was an increase in video programming expenses of $3.6 million due to an 8% increase in average programming costs per subscriber, offset by the decline in total customers. Also, the first quarter of 2004 included a $1.5 million settlement with our provider of Caller Name Identification services (CNAM) which resulted in credit for past over-billings.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased $18.3 million or 15.4%, to $137.5 million due to the acquisition of the remaining 50% interest in Starpower. Excluding the impact of the consolidation of Starpower, selling, general and administrative expenses decreased $1.1 million or 0.8%. Selling, general and administrative expenses for the first six months of 2004 was lower due to the impact of $12.6 million in benefits that we do not expect to continue. During the six months ended June 30, 2004, $8.3 million of expense was reversed for amounts associated with the elimination of the Chairman’s Bonus Plan and other incentive plans. Additionally, the Company reached favorable settlements on disputed property taxes and litigation on Newtown Borough, and reversed provisions of $1.0 million and $2.5 million, respectively. Also included in selling, general and administrative expenses are credits of approximately $0.8 million and $0.5 million for the first six months of 2004 and 2005, respectively, related to transition services reimbursements received from the purchaser of our Carmel cable system. Excluding the impact of these benefits in the first six months of 2004 and 2005, and the acquisition of Starpower, selling, general and administrative expenses declined $13.2 million.

The decline in selling, general and administrative expenses was due to our continued reduction of operating expenses. The savings related in part to reduced salaries and related employee costs of $15.6 million. Average employee headcount was down by 477 across all functional areas. Outside labor expense is down $1.9 million due to the severance of a relationship with an outsource customer service provider. Equipment repair and maintenance expense is down $1.6 million due to several major maintenance projects in 2004. Telephone expense is down $1.5 million due to a switch to a lower cost provider. Marketing & advertising is down $1.1 million. Other reductions related to property taxes and insurance totaled $1.9 million.

Offsetting the reductions in selling, general and administrative expenses was a $2.9 million decrease in the amount of expense that were capitalized due to the reduced headcount and the extent of labor being performed on capital projects. There was also an increase of $2.2 in legal fees, due in part to the preparation of several SEC filings which all occurred during the first six months of 2005. Other increases related to bad debt, facilities, litigation reserves and billing costs totaled $3.5 million.

	SG&A
	for the six months ended June 30,
	Successor	Predecessor	Starpower	Combined	Fav/(unfav)
	2005	2004	2004	2004	Variance
Network operations and construction	$47,036	$44,074	$6,830	$50,904	$3,868
Sales and marketing	23,269	22,158	3,079	25,237	1,968
Customer Service	10,569	13,449	3,545	16,994	6,425
Operating, general and administrative	56,653	39,524	6,011	45,535	(11,118)

Total	$137,527	$119,205	$19,465	$138,670	$1,143

Non-cash Stock-Based Compensation:

In the second quarter of 2005, the board of directors approved our 2005 Stock Compensation Plan (“Stock Plan”) which was approved by our stockholders in July 2005. The Stock Plan allows for the issuance of up to 10%, or 4,636,020 shares, of our stock, on a fully diluted basis, in the form of stock options or restricted stock. During the second quarter we granted 717,242 shares of restricted stock to our non-executive board members and certain executives. We also granted 3,305,184 stock options to a broad category of employees. No expense was recorded for the six months ended June 30, 2005, because the plan was not approved by the stockholders until July 2005.

Warrants

The Plan authorized us to issue warrants to the former stockholders of Old RCN to purchase an aggregate of 735,119 shares of RCN’s Common Stock. Each warrant allows the holder to purchase one share of our common stock for a price of $34.16. Under the terms of the Plan, warrants must be issued by October 2005 and expire on December 21, 2006. During the six months ended June 30, 2005 we issued 187,724 of these warrants and recorded $0.6 million of expense using the Black-Sholes valuation model.

Depreciation and Amortization:

Depreciation and amortization expense decreased $36.5 million or 28.4%, to $91.9 million for the six months ended June 30, 2005 (Successor) compared to the six months ended June 30, 2004 (Predecessor). Excluding the impact of the consolidation of Starpower, depreciation and amortization decreased $49.4 million or 35.0%. The net decrease is due, in part, to the effect of the fresh start accounting revaluation of assets upon emergence from Chapter 11 bankruptcy. (See Note 3, Fresh Start Accounting). The decrease is also due to the change in the estimated life of capitalized technical labor and equipment on new home installations in the first six months of 2004 which had a disproportionate effect on that period.

Investment Income:

Investment income increased $0.9 million, or 55.8% to $2.5 million for the six months ended June 30, 2005 (Successor) compared to June 30, 2004 (Predecessor) due to an increase in return earned on investments.

Interest Expense:

Interest expense decreased by $51.0 million, or 71.2%, to $20.6 million for the six months ended June 30, 2005 (Successor) compared to the six months ended June 30, 2004 (Predecessor). This decrease is primarily due to the restructuring of debt during the fourth quarter of 2004. Outstanding debt at June 30, 2005 was $493.8 million compared to $1,654.6 million at June 30, 2004. The debt canceled in bankruptcy had interest rates of 9.8% to 11.125%.

Gain on sale of assets:

Gain on sale of assets of $2.7 million for the six months ended June 30, 2005 (Successor), consists primarily of a $2.4 million gain related to the sale of approximately 3,300 off-net video subscribers in the New York market.

Other income, net:

Other income of $1.6 million for the six months ended June 30, 2005 (Successor), includes a $0.8 million settlement from a vendor for reimbursement of costs we incurred removing and reinstalling faulty equipment they supplied.

Equity in Income of Unconsolidated Entities:

Equity in income of unconsolidated entities decreased $15.0 million or 100.0% for the six months ended June 30, 2005. On December 21, 2004, we acquired the 50% membership interest in Starpower we did not already own. Prior to the acquisition, we accounted for our 50% interest in Starpower under the equity method. The results of Starpower are consolidated in our financial statements for the three months ended June 30, 2005, where as they are reported as equity in income of unconsolidated entities for the three months ended June 30,2004.

RCN has 48.93% interests in both Megacable, S.A. de C.V., a cable television and high-speed data services provider in certain portions of Mexico (“Megacable”), and Megacable Communicaciones de Mexico S.A. (“MCM”), a provider of local voice and high-speed data services in Mexico City. RCN accounts for these investments under the equity method. Over the past several years, Megacable and MCM have not provided their financial statements to the Company on a timely basis. The most recent audited financial statements the Company has received for both Megacable and MCM are for the year ended December 31, 2003. In August, 2005, the Company received unaudited financial statements for Megacable for the year ended December 31, 2004. Megacable management has confirmed that the audit of its 2004 financial statements is in progress, but is not able to provide an estimated completion date. Megacable has not yet provided 2005 results, and MCM has not provided results for 2004 or 2005. Therefore, the Company has not recorded any income or loss on its investments in Megacable and MCM for the six month period ended June 30, 2005 (Successor). The Company recorded income on its investments in Megacable and MCM of $17.2 million for the six month period ended June 30, 2004 (Predecessor). The Company disclosed its inability to obtain financial statements from Megacable and MCM on a timely basis as a material weakness in its internal control over financial reporting at December 31, 2004. The Company will continue to work actively with Megacable and MCM management to obtain their financial statements on a timely basis.

Discontinued Operations:

On March 8, 2004, we completed the sale of our Carmel, NY (“Carmel”) cable system for proceeds of approximately $120.2 million and a gain on the sale of approximately $89.8 million. Carmel had approximately 30,000 customers when it was sold. In accordance with SFAS No. 144, the results of operations for Carmel are reported as discontinued operations. Income from the Carmel cable system was $0.03 million and $89.5 million for the six months ended June 30, 2005 (Successor) and June 30, 2004 (Predecessor), respectively.

Liquidity and Capital Resources

	June 30, 2005	December 31, 2004
	(dollars in thousands)
Cash, temporary cash investments and short-term investments	$170,647	$163,964
Debt (including current maturities and capital lease obligations)	493,843	493,568

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $9.2 million in the three months ended June 30, 2005 (Successor) compared to net cash provided by operating activities of $2.8 million in the three months ended June 30, 2004 (Predecessor). The difference was mainly a result of working capital changes partly offset by improved net loss from continuing operations. Approximately $15.3 million of cash was used to settle certain outstanding claims and professional fees related to our Chapter 11 cases in the three months ended June 30, 2005 resulting in a increase in working capital of $6.1 million. Interest expense in the three months ended June 30, 2005 was $18.8 million lower than in the comparable period in 2004, but the effect on cash was mitigated as a result of waivers that we received on $25.6 million of interest payments that were due in the three months ended June 30, 2004. The resulting increase in interest payable was the principal factor contributing to the $14.9 million decrease in working capital that occurred during the three months ended June 30, 2004.

Net cash provided by operating activities was $24.8 million in the six months ended June 30, 2005 (Successor) compared to net cash used in operating activities of $4.7 million in the six months ended June 30, 2004 (Predecessor). The difference was mainly a result of working capital changes partly offset by improved net loss from continuing operations. Approximately $15.3 million of cash was used to settle certain outstanding claims and professional fees related to our Chapter 11 cases in the six months ended June 30, 2005 resulting in an increase of $8.9 million in working capital. Interest expense in the six months ended June 30, 2005 was $51.0 million lower than in the comparable period in 2004, but the effect on cash was mitigated as a result of waivers that we received on $50.1 million of interest payments that were due in the six months ended June 30, 2004. The resulting increase in interest payable was the principal factor contributing to the $40.4 million decrease in working capital that occurred during the six months ended June 30, 2004.

Cash Provided by Investing Activities

Net cash used in investing activities was $1.7 million in the three months ended June 30, 2005, reflecting additions to property, plant and equipment of $12.7 million partly offset by a $8.0 million decrease in short-term investments and investments restricted for debt and proceeds of $3.0 million from the sale of assets. In comparison, cash provided by investing activities in the three months ended June 30, 2004 was $11.2 million reflecting a $24.2 million net change in investments restricted for debt service and short-term investments partly offset by $13.0 million in capital expenditures.

Net cash provided by investing activities was $79.7 million in the six months ended June 30, 2005, reflecting a $99.3 million decrease in short-term investments and investments restricted for debt partly offset by additions to property, plant and equipment of $24.0 million. In comparison, cash provided by investing activities in the six months ended June 30, 2004 was $94.6 million reflecting $120.2 million proceeds from the sale of our Carmel Cable system partly offset by $25.2 million in capital expenditures.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $1.0 million in the three months ended June 30, 2005 (Successor), compared to $10.6 million in three months ended June 30, 2004 (Predecessor). The change was primarily due to a reduction in debt repayments from $10.3 million in the three months ended June 30, 2004 (Predecessor), to $0.8 million in the three months ended June 30, 2005 (Successor).

Net cash used in financing activities was $1.9 million in the six months ended June 30, 2005 (Successor), compared to $85.4 million in the six months ended June 30, 2004 (Predecessor). The change was primarily due to a reduction in debt repayments from $84.5 million in the six months ended June 30, 2004 (Predecessor), to $1.7 million in the six months ended June 30, 2005 (Successor).

We believe that our available cash, cash equivalents, short term investments and cash generated from operating activities will be sufficient to finance our operations and commitments for the remainder of 2005. However, it is possible that we may need to raise additional funds to finance unforeseen requirements. As of June 30, 2005 we have utilized all of our borrowing capacity.

Description of Outstanding Debt

As of June 30, 2005, our total debt was approximately $493.8 million, including $3.7 million of capital leases. The following is a description of the debt and the significant terms contained in the related agreements.

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

Our obligations under the First Lien Credit Agreement are guaranteed fully and unconditionally, jointly and severally, by each of our domestic subsidiaries. As collateral security for our obligations under the First Lien Credit Agreement and the guarantees thereof, we and each of the domestic subsidiaries has granted to Deutsche Bank, for the benefit of the syndicated Lenders (“First-Lien Lenders”), a first priority lien on substantially all of our tangible and intangible assets, including, without limitation, pledges of our equity ownership in our domestic corporations.

Successor Notes

On the Effective Date, we issued $125.0 million aggregate principal amount of 7.375% convertible second lien notes due 2012, which are convertible into shares of our common stock at a per share conversion price of $25.16 subject to certain adjustments. The Notes are governed by the indenture between us and HSBC Bank USA as Indenture Trustee dated December 21, 2004.

The Notes mature on June 21, 2012, subject, in certain instances, to earlier repayment in whole or in part. We used the proceeds from the Notes to finance, in part, the consummation of the Plan and the payment of the fees and expenses relating thereto. The Notes are guaranteed fully and unconditionally, jointly and severally, by all subsidiaries and the obligations under such guarantees, together with our obligations under the Notes, are secured by a second priority lien on substantially the same assets which secure the First Lien Credit Agreement with Deutsche Bank.

Successor Third-Lien Term Loan

On the Effective Date, we amended and restated our Third-Lien Term Loan Agreement by entering into an Amended and Restated Term Loan and Credit Agreement with HSBC Bank USA, National Association, as agent and collateral agent (in such capacities, the “Agent”) and certain financial institutions parties thereto, as lenders (the “Third-Lien Lenders”).

The Third-Lien Term Loan provides, among other things, for a seven and three-quarter year, approximately $34.5 million term loan credit facility, subject, in certain instances, to early repayment in whole or in part.

As collateral security for our obligations under the Third-Lien Term Loan, we have granted to the Agent, for the benefit of the Third-Lien Lenders, a third priority lien on substantially all of RCN Corporation’s tangible and intangible assets, including, without limitation, pledges of our equity ownership in domestic corporations. The Third-Lien Term Loan is not guaranteed by any of our subsidiaries.

In addition, we with HSBC Bank USA, as Indenture Trustee of the Notes and as Collateral Agent for the Amended Third-Lien Term Loan, have executed an Intercreditor Agreement ordering the priority of the liens of the various lenders.

Covenants

We are subject to certain covenants and restrictions on our debt agreements. As of June 30, 2005 we were in compliance with all covenants and expect to remain so for the remainder of 2005.

Letters of Credit

We have approximately $29.2 million of letters of credit as of June 30, 2005 relating to our workmen’s compensation and employee liability insurance policies, real estate lease obligations and license and permit obligations to governmental agencies. Approximately $6.7 million of these requirements are collateralized with restricted cash as reflected in our Unaudited Consolidated Financial Statements.

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

As reported in our annual report on Form 10-K for the year ended December 31, 2004, we identified material weaknesses in our internal control over financial reporting related to lease accounting and the reconciliation of general ledger account balances to supporting documentation. As a result of these material weaknesses and our failure to obtain timely financial information about our 48.93% ownership interests in Megacable and MCM our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) concluded that our disclosure controls and procedures (as defined in the Exchange Act Rule 13 (a)-15 (e)) were not effective as of December 31, 2004.

During the first six months of 2005, we have implemented additional controls and procedures in order to address the material weaknesses related to lease accounting and the reconciliation of general ledger account balances. Although improvements have been made we continue to review all of our controls to remediate the weaknesses previously reported and to strengthen our overall internal control environment . In addition, we are actively taking steps to obtain financial statements from Megacable and MCM on a timely basis.

Our CEO and CFO evaluated the effectiveness of the our disclosure controls and procedures in place at the end of the period covered by this quarterly report pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the CEO and the CFO concluded that although progress has been made to remediate the weaknesses that existed at December 31, 2004, RCN’s disclosure controls and procedures (as defined in the Exchange Act Rule 13 (a)-15 (e)) were not effective as of June 30, 2005.

(a)	Changes in Internal Control over Financial Reporting

Except as noted above, there have not been any changes in the our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

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

Claims by Programmers

On or about January 5, 2005, the Game Show Network, LLC, filed a proof of claim in connection with RCN’s Chapter 11 reorganization in the amount of approximately $1.0 million based on notice of rejection of its agreement with Old RCN (the “GSN Proof of Claim”) for carriage of the Game Show Network (“GSN”). RCN has continued to carry and pay license fees for GSN programming despite the purported rejection. On July 11, 2005, the Bankruptcy Court approved a Stipulation submitted by RCN, GSN and the National Cable Television Cooperative which resolved the matter by withdrawing and expunging GSN’s claim.

On or about January 27, 2005, three separate networks affiliated with Rainbow Media Holdings LCC (“RMH”), filed claims totaling approximately $4.7 million in the aggregate based on the rejection of agreements with RCN to carry the Independent Film Channel, Women’s Entertainment Channel and FUSE Networks (the “RMH Proofs of Claim”). On June 17, 2005, RCN filed objections to each of the RMH Proofs of Claim. On July 6, 2005, RCN and RMH entered into a binding term sheet which included a commitment by RMH not to further pursue the RMH Proofs of Claim which will allow the Bankruptcy Court to enter an order expunging each of the RMH Proofs of Claim.

Administrative Claims

Pursuant to the Plan, certain claims that arose after the commencement of RCN’s Chapter 11 cases (“Administrative Claims”) are entitled to payment in full to the extent allowed. On January 24, 2005, the deadline for filing Administrative Claim requests expired. As is typical in Chapter 11 cases, Administrative Claims were asserted against RCN in excess of amounts owed. In addition, certain of the Administrative Claim requests are not obligations of the RCN Debtors or were previously satisfied. On March 25, 2005, RCN filed an objection to the Administrative Claim requests. A hearing on the objection was held on May 24, 2005, following which the Bankruptcy Court disallowed certain of the Administrative Claim requests. On June 28, 2005, the Bankruptcy Court entered an order disallowing and expunging the only remaining Administrative Claim.

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

City of Chicago v. AT&T Broadband, et al.: RCN, like most if not all other cable providers, currently does not pay a franchise fee on our cable modem Internet access services on the basis that the FCC has determined that such Internet services are not “cable services” as defined in the Communications Act. RCN’s position has been challenged by the City of Chicago, which has brought suit against RCN-Chicago, as well as AT&T Broadband (now Comcast), the incumbent cable operator in RCN-Chicago’s franchise service area, and Wide Open West, the other franchised cable television operator in other areas of the City of Chicago (collectively, the “Defendants”). The Defendants removed the action to federal court and succeeded initially in obtaining dismissal of the action on the ground that cable modem service, as a matter of law, is not a “cable television service” within the scope of the franchise agreements and therefore cannot be subject to the agreements’ franchise fee provision, which by its express terms is to be interpreted and applied in accordance with the Communications Act. The City of Chicago appealed both the removal to federal District Court and the District Court’s dismissal of its case to the U.S. Seventh Circuit Court of Appeals. On October 1, 2004, the Seventh Circuit vacated on jurisdictional grounds the District Court’s decision dismissing the City of Chicago’s claims, and remanded the case back to the Circuit Court for Cook County, Illinois, for further proceedings. The Seventh Circuit expressed no opinion on the merits of the case, which will now be litigated in the Cook County Circuit Court as though the initial District Court decision, which was favorable to Defendants, had never been rendered. Subsequent to the Seventh Circuit decision remanding the case to the Cook County Circuit Court, the United States Supreme Court, in the Brand X decision, upheld the FCC’s classification of cable modem service as an information service, rather than a cable or telecommunications service, for federal regulatory purposes. Thus, the City of Chicago is clearly prohibited from requiring payment of cable franchise fees on cable modem service based on its classification. Nonetheless, the City of Chicago continues to assert an independent, contractual right to fees of cable modem service. A motion to dismiss the City of Chicago’s complaint is pending in the Cook County Circuit Court. We cannot assure you that the motion will be granted or that we will not be subject to gross revenue fees or other regulation of our cable modem Internet access services in the future. In the event the City of Chicago were ultimately to prevail on its complaint, RCN-Chicago would need to pay the 5% franchise fee on its cable modem revenues and pass through the additional fees to its cable modem Internet service customers, which would raise their rates as compared to the high-speed Internet services provided by ILECs and therefore have an adverse effect on RCN-Chicago’s ability to compete with such providers. However, because any adverse result will affect all of RCN-Chicago’s cable competitors in the Chicago market, such a ruling would likely not have a disproportionate effect on RCN’s ability to compete with other cable operators in the Chicago market.

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

RCN Corporation

/s/ PETER D. AQUINO
Peter D. Aquino President and Chief Executive Officer Date: August 9, 2005

/s/ MICHAEL T. SICOLI
Michael T. Sicoli Executive Vice President and Chief Financial Officer Date: August 9, 2005