Form 10-Q
period 2005-09-30
RCN CORP /DE/
filed 2005-11-09
CIK 1041858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant has filed all documents and reports to be filed by section 12, 13 or 15(d) of the Securities Exchange Act 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock, par value of $0.01 per share, outstanding and committed at November 4, 2005 was 36,813,206, which includes 857,938 shares of common stock issued pursuant to RCN’s Plan of Reorganization but reserved pending the resolution of certain disputed claims arising out of RCN’s bankruptcy proceeding.

RCN CORPORATION AND SUBSIDIARIES

FORM 10-Q

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RCN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$138,809	$121,358	$421,044	$363,899
Costs and expenses:
Direct expenses	47,568	47,860	149,338	137,721
Selling, general and administrative	67,965	63,491	205,492	182,697
Non-cash stock-based compensation	3,974	1,069	3,974	3,702
Non-cash issuance of warrants	—	—	564	—
Impairments, exit costs and restructuring	4,310	(1,450)	3,697	(1,688)
Depreciation and amortization	48,732	55,691	140,664	184,105

Operating loss	(33,740)	(45,303)	(82,685)	(142,638)
Investment income	1,491	633	4,007	2,218
Interest expense	10,712	15,499	31,331	87,112
Gain on sale of assets	35	—	2,758	—
Other income (expense), net	853	(304)	2,461	129

Loss from continuing operations before reorganization items and income taxes	(42,073)	(60,473)	(104,790)	(227,403)
Reorganization items, net	—	12,947	—	29,644
Income tax expense	14	—	695	—

Loss from continuing operations before equity in unconsolidated entities	(42,087)	(73,420)	(105,485)	(257,047)
Equity in income (loss) of unconsolidated entities	—	(1,661)	—	13,311

Net loss from continuing operations	(42,087)	(75,081)	(105,485)	(243,736)
Income (loss) from discontinued operations, net of tax	(10)	(297)	38	1,604
Gain (loss) on sale of discontinued operations, net of tax	—	(67)	—	88,140

Net loss before cumulative effect of change in accounting principle	(42,097)	(75,445)	(105,447)	(153,992)
Cumulative effect on prior years of retroactive application of a change in accounting for legal fees, net of tax	—	—	2,600	—
Preferred dividend and accretion requirements (contract dividend and accretion of $33,961 and $99,792 for the three and nine months ended September 30, 2004 - see Note 10)	—	—	—	52,902

Net loss attributable to common stockholders	$(42,097)	$(75,445)	$(102,847)	$(206,894)

Basic and diluted loss per common share
Net loss from continuing operations	$(1.17)	$(0.61)	$(2.93)	$(2.43)
Net income (loss) from discontinued operations	—	—	—	0.73
Cumulative effect on prior years of retroactive application of a change in accounting for legal fees	—	—	0.07	—

Net loss attributable to common stockholders	$(1.17)	$(0.61)	$(2.86)	$(1.70)

Weighted-average shares outstanding, basic and diluted	36,022,480	122,267,810	36,021,399	122,268,090

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Data)

	Successor
	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$128,389	$54,351
Short-term investments	25,608	109,613
Accounts receivable, net of reserve for doubtful accounts of $2,716 and $4,568	46,333	52,618
Unbilled revenues	624	792
Interest receivable	301	755
Prepayments and other current assets	16,122	22,373
Short-term restricted investments	—	1,525

Total current assets	217,377	242,027

Property, plant and equipment, net of accumulated depreciation of $130,484 and $4,605	713,775	793,691
Investment in unconsolidated entities	184,477	178,000
Intangible assets, net of accumulated amortization of $14,978 and $613	126,141	141,786
Long-term restricted investments	19,771	25,063
Deferred charges and other assets	17,937	19,943

Total assets	$1,279,478	$1,400,510

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Data)

(Continued)

	Successor
	September 30, 2005	December 31, 2004
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$3,752	$3,858
Accounts payable	19,191	29,763
Advance billings and customer deposits	36,368	37,082
Accrued exit costs	2,898	3,009
Accrued expenses	79,131	81,163
Deferred reorganization costs	9,800	21,644
Liabilities of discontinued operations	1,498	1,082

Total current liabilities	152,638	177,601
Long-term debt and capital lease obligations	488,088	489,710
Other deferred credits	24,118	28,277

Total liabilities	664,844	695,588

Stockholders’ Equity:
Successor common stock, par value $0.01 per share, 100,000,000 shares authorized, 35,955,268 and 31,919,044 shares issued and outstanding	359	319
Committed stock, par value $0.01, 857,938 and 4,101,806 shares committed	8	41
Committed capital in excess of par	27,472	131,355
Additional paid-in capital	702,561	576,895
Unearned compensation	(15,842)	—
Accumulated deficit	(106,535)	(3,688)
Accumulated other comprehensive income	6,611	—

Total stockholders’ equity	614,634	704,922

Total liabilities and stockholders’ equity	$1,279,478	$1,400,510

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Successor	Predecessor
	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net loss	$(102,847)	$(153,992)
Income from discontinued operations	(38)	(1,604)
Cumulative effect of a change in accounting for legal fees	(2,600)	—
Gain on sale of discontinued operations	—	(88,140)

Net loss from continuing operations	(105,485)	(243,736)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Accretion of discounted debt	3,396	2,692
Amortization of financing costs	1,773	7,851
Non-cash stock based compensation	3,982	3,702
Non-cash issuance of warrants	563	—
Gain on sale of assets	(2,484)	—
Depreciation and amortization	140,664	184,105
Tax provision charged against intangibles	695	—
Provision for doubtful accounts	6,885	7,542
Equity in income of unconsolidated entities	—	(13,311)
Impairments (recoveries) and special charges	5,904	(1,688)
Unrealized appreciation (depreciation) on investments	134	(366)
Payment of deferred reorganization costs	(11,844)	—
Net change in working capital	(8,911)	83,637

Net cash provided by continuing operations	35,272	30,428
Cash provided by (used in) discontinued operations	454	(3,246)

Net cash provided by operating activities	35,726	27,182

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

(Continued)

	Successor	Predecessor
	Nine Months Ended September 30,
	2005	2004
Cash flows from investing activities:
Additions to property, plant and equipment	(53,689)	(37,518)
(Increase) decrease in short-term investments	84,139	(68,398)
Proceeds from sale of assets	4,759	—
Proceeds from sale of discontinued operations	—	120,203
Discontinued operations	—	(402)
Decrease (increase) in restricted investments	6,817	—
Decrease (increase) in investments restricted for debt service	—	68,398

Net cash provided by investing activities	42,026	82,283

Cash flows from financing activities:
Repayments of long-term debt	(4,702)	(98,780)
Payments of capital lease obligations	(422)	(1,077)
Proceeds from the exercise of stock options	1,410	—

Net cash used in financing activities	(3,714)	(99,857)

Net increase in cash and cash equivalents	74,038	9,608
Cash and cash equivalents at beginning of period	54,351	18,395

Cash and cash equivalents at end of period	$128,389	$28,003

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest (net of $0 and $461 capitalized during the nine months ended September 30, 2005 and 2004, respectively)	$23,885	$32,452

Income taxes	$—	$—

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

In the opinion of RCN’s management, the unaudited condensed consolidated financial statements include all adjustments, which consist of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the periods ended September 30, 2005 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Change in Accounting for Legal Fees

During the first quarter of 2005, the Company changed its method of accounting for legal fees related to legal actions directed against it. RCN previously accrued anticipated legal fees for these actions based on an estimate of fees that would be incurred if these actions were believed to require outside legal services. Management of the Company recognizes that there is a diversity of practice for accounting for legal fees and there is no clear preference for one method over another expressed in any authoritative accounting literature. Management believes that estimating fees for legal matters that can have many possible outcomes is inherently difficult and therefore believes it is preferable to accrue legal fees when the work is performed, consistent with the Company’s accounting for all other services. Management further believes this treatment is consistent with the definition of a liability in Financial Accounting Standards Concept Statement No. 6. In accordance with Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” (“APB 20”), the Company recorded the cumulative amount of the change in the three months ended March 31, 2005, resulting in a reversal of $2.6 million of expense recorded in previous periods. This change resulted in a decrease in net loss of $2.6 million or $0.07 per share for the three months ended March 31, 2005. Management has discussed this change with RCN’s independent registered public accounting firm, who concurs with this change.

Reclassifications

Effective on January 1, 2005, RCN changed the classifications of certain expenses from operating and selling, general and administrative to direct expenses. Management believes expenses for pole rental, right-of-way use fees and plant utilities are directly related to generating revenue and therefore are properly classified as direct expenses. This resulted in an increase in direct costs of $2.3 million and a corresponding decrease in selling, general and administrative costs for the three months ended September 30, 2004 (Predecessor) and an increase in direct cost of $6.8 million with a corresponding decrease in selling, general and administrative costs for the nine months ended September 30, 2004 (Predecessor). Certain other reclassifications have been made to the prior period financial statements to conform to the current period presentation.

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

Change in accounting estimates

The Company capitalizes the cost of technical labor and material associated with the installation of new customers. Effective January 1, 2004, the Company changed the useful life of these assets from ten to five years which the Company believes is a more accurate estimate of the useful life. This represented a change in accounting estimate. The change resulted in approximately $13.4 million and $56.2 million of additional depreciation expense for the three and nine-month periods ended September 30, 2004, respectively.

Starpower

Starpower is a Delaware limited liability company formed in 1997 as a joint venture between a subsidiary of RCN and Pepco Communications, L.L.C., a subsidiary of Pepco Holdings, Inc. (“Pepco”), to sell video and telecommunications services to residential and commercial customers in Washington, D.C. and the surrounding areas in Maryland and Virginia. On December 21, 2004, RCN increased its ownership in Starpower from 50% to 100% by purchasing the 50% interest in Starpower owned by Pepco for $29.0 million. RCN financed the $29.0 million purchase price with borrowings under its credit facility. Starpower continues to lease certain portions of Pepco’s fiber system and Pepco provides construction and construction management services to Starpower. RCN believes that the terms and conditions of the services provided by Pepco to Starpower are consistent with those which would be obtainable from other utilities.

Segment Reporting

RCN’s management views RCN’s business of providing bundled communications services to residential and commercial customers as one business segment. Included among these bundled services are video, data and voice communications. All services are provided from the same telecommunications backbone. No separate asset information is maintained or reviewed. Residential customers, including dial-up data subscribers, provide approximately 95% of RCN’s consolidated revenues. RCN’s management believes RCN can aggregate these revenue streams under the quantitative and qualitative thresholds defined in Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Revenue Recognition

Revenues are recognized as earned when the services are rendered, the selling price is determinable and collection is reasonably assured. Video and high-speed data revenues are recognized in the period service is provided and related cable installation revenues are recognized in the period of installation since they do not exceed the direct selling costs. Dial-up Internet revenues are earned based on the contract period. Telephone service revenues are recognized when services are provided. Local telephone revenues are based on tariff rates while long distance telephone revenues are based upon minutes of traffic processed in accordance with tariffs and the rates of long-distance providers. Reciprocal compensation revenue, the fees that local exchange carriers pay to terminate calls on each other’s network, is recognized when other carriers’ calls are terminated on RCN’s network.

Intangibles

Intangible assets consist of trademarks, tradenames, customer lists, franchise rights and software. The fair values of RCN’s intangible assets at the Effective Date were based on a number of significant factors determined by RCN and its independent appraisal expert. RCN’s identifiable intangible assets, with the exception of franchise rights, are amortized over three to five years, which represents their useful lives. Franchise rights are deemed to have an indefinite life because of the high probability of renewal, and therefore are not subject to amortization.

RCN adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. In accordance with SFAS 142, the Company evaluates the recoverability of our goodwill and indefinite life intangible assets annually or more frequently whenever events or changes in circumstances indicate that the assets might be impaired. If the value of our intangible assets as determined by these evaluations is less than the carrying amount, an impairment charge would be recognized for the difference between the estimated fair value and the carrying value of the assets. RCN will conduct its annual impairment test as of October 1.

We test our amortizable intangibles whenever events or changes in circumstances indicate that carrying amounts may not be recoverable in accordance with SFAS 144, “Accounting for the Impairment of Long Lived Assets.”

Megacable and MCM

RCN has 48.93% interests in both Megacable, S.A. de C.V., a cable television and high-speed data services provider in certain portions of Mexico (“Megacable”), and Megacable Communicaciones de Mexico S.A. (“MCM”), a provider of local voice and high-speed data services in Mexico City. RCN accounts for these investments under the equity method. Over the past several years, Megacable and MCM have not provided their financial statements to RCN on a timely basis. In August, 2005 RCN received unaudited financial statements for Megacable for the year ended December 31, 2004, and in October 2005, RCN received audited financial statements for the year ended December 31, 2004 as well as unaudited financial statements for the three months ended March 31, 2005 and June 30, 2005. Megacable has not yet provided financial statements for the three and nine-month periods ended September 30, 2005 and MCM has not provided RCN with any financial statements for 2004 or 2005. The financial statements provided by Megacable do not comply with all of the requirements for financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). For example, Megacable’s audited financial statements indicated that it had not properly adopted SFAS 142, “Goodwill and Other Intangible Assets,” SFAS 144, “Accounting for Impairment of Long Lived Assets,” SFAS 141, “Business Combinations,” and FIN 46R, “Consolidation of Variable Interest Entities”; in addition, Megacable did not prepare a statement of cash flows for 2003. Because RCN’s access to information has been limited by Megacable management, RCN’s management has not been able to reconcile Megacable’s financial statements to US GAAP nor has it been able to complete other due diligence procedures to determine the reliability of Megacable’s interim financial statements.

RCN has not recorded any income or loss on its investments in Megacable and MCM for the three or nine-month periods ended September 30, 2005 (Successor). RCN is making efforts to complete the US GAAP reconciliation and other due diligence procedures as quickly as possible. Subject to completion of these procedures, RCN expects to record its share of Megacable’s income, if appropriate, in the fourth quarter of 2005. RCN recorded no income on its investments in Megacable and MCM for the three months ended September 30, 2004 (Predecessor), and $17.2 million for the nine months ended September 30, 2004 (Predecessor).

Despite the Company’s receipt of the financial information described above and recent discussions with management, Megacable has yet to appoint RCN’s new representatives to its board of directors and management committees. RCN will continue to work actively with Megacable to get these seats appointed and to obtain complete US GAAP financial statements on a timely basis.

Recently issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB 20 and FASB Statement No. 3” (“SFAS 154”). Previously, APB 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior period financial statements. SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS 154. The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS 154 if the need for such a change arises after the effective date of January 1, 2006.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies the definition and treatment of conditional asset retirement obligations as discussed in SFAS No. 143, “Accounting for Asset Retirement Obligations,” A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the Company. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. The Company does not expect the adoption of FIN 47 to have a material effect on its financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment (“SFAS No. 123R”),” SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires companies to recognize the cost of stock-based compensation awards by applying the grant date fair value of those awards as a charge to results of operations over the remaining vesting period. The effective date of SFAS 123R is January 1, 2006, for calendar year companies. We adopted SFAS 123R as of July 1, 2005. Because RCN had previously recognized share-based compensation expenses under SFAS 123 since January 1, 2000, the adoption of SFAS 123R has not changed the way the Company accounts for its share-based payments.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29 (“SFAS 153”). APB Opinion No. 29 requires a nonmonetary exchange of assets be accounted for at fair value, recognizing any gain loss, if the exchange meets a commercial substance criterion and fair value is determinable. The commercial substance criterion is assessed by comparing the entity’s expected cash flows immediately before and after the exchange. SFAS 153 eliminates the “similar productive assets exception,” which accounts for the exchange of assets at book value with no recognition of gain or loss. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have an impact on our financial statements.

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

RCN implemented “fresh start” accounting and reporting in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), upon its emergence from Chapter 11 on the Effective Date, because the holders of existing voting shares immediately before confirmation of the Plan received less than 50% of the voting shares of Reorganized RCN. “Fresh start” accounting required RCN to re-value its assets and liabilities based upon their estimated fair values. Adopting “fresh start” accounting resulted in material adjustments to the historical carrying amount of RCN’s assets and liabilities. Reorganization adjustments were recorded to the consolidated balance sheet to reflect the discharge of debt and other obligations and the adoption of “fresh start” reporting. RCN engaged an independent appraisal expert to assist in the determination of RCN’s reorganization value as defined in SOP 90-7. The value was based on a variety of estimates and assumptions which, though considered reasonable by management, may not be realized and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond RCN’s control.

In applying “fresh start” reporting as of the Effective Date, the reorganization value of RCN was allocated to its assets in conformity with the procedures specified by SFAS No. 141, “Business Combinations.” The sum of the amounts assigned to assets and liabilities exceeded the reorganization value. This excess was allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the Successor’s long-lived assets.

The “fresh start” balance sheet at December 21, 2004 includes RCN’s 50% interest in Starpower at fair value. Successor RCN acquired the remaining 50% of Starpower upon emergence.

New debt, which was used to settle certain Predecessor liabilities, pay-off existing Predecessor debt and increase available working capital, was treated as Predecessor debt since it primarily serviced Predecessor liabilities.

The following table reflects the debt and equity restructuring, reorganization adjustments and “fresh start” reporting adjustments to RCN’s consolidated balance sheet as of the Effective Date.

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

	Predecessor Dec. 20, 2004	Equity	Restructuring		“Fresh Start”		Successor Dec. 21, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$77,369	$—	$(37	)(K)	$—		$77,332
Short-term investments	109,613	—	—		—		109,613
Accounts receivable from related parties	9,951	—	—		—		9,951
Accounts receivable, net	47,461	—	(80	)(L)	—		47,381
Unbilled revenues	792	—	—		—		792
Interest and dividends receivable	755	—	—		—		755
Prepayments and other current assets	21,652	—	(129	)(M)	—		21,523
Short-term restricted investments	1,348	—	—		—		1,348
Current deferred tax asset	—	—	—		—		—

Total current assets	268,941	—	(246)		—		268,695

Property, plant and equipment, net	719,999	—			4,501	(Z)	724,500
Investments in unconsolidated entity	210,063	—	(25,689	)(N)	33,626	(AA)	218,000
Intangible assets, net	1,218	—	—		141,181	(AB)	142,399
Goodwill, net	6,130	—	—		(6,130	)(AC)	—
Long-term restricted investments	29,697	—	—		—		29,697
Deferred charges and other assets	18,641	—	846	(O)	—		19,487
Noncurrent assets of discontinued operations	—	—	—		—		—

Total assets	$1,254,689	$—	$(25,089)		$173,178		$1,402,778

RCN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

	Predecessor Dec. 20, 2004	Equity		Restructuring		“Fresh Start”		Successor Dec. 21, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Current maturities of capital lease obligations	$529	$—		$—		$—		$529
Current maturities of long-term debt	3,300	—		—		—		3,300
Accounts payable	52,209	—		(2,408	)(P)	—		49,801
Accounts payable to related parties	5,519	—		—		—		5,519
Advance billings and customer deposits	28,216	—		(73	)(Q)	—		28,143
Accrued expenses	29,417	—		1,210	(R)	—		30,627
Accrued interest	—	—		—		—		—
Accrued cost of sales	22,856	—		—		—		22,856
Accrued exit costs	669	—		—		—		669
Accrued employee compensation and related expenses	15,375	—		—		—		15,375
Deferred reorganization costs	—	—		21,644	(S)	—		21,644
Deferred income taxes	(919)	—		919	(S)	—		—
Current liabilities of discontinued operations	1,082	—		—		—		1,082

Total current liabilities	158,253	—		21,292		—		179,545

Long-term debt	486,991	—		2,751	(T)	—		489,742
Other deferred credits	5,073	—		19,808	(U)	—		24,881
Liabilities subject to compromise	1,215,626	—		(1,215,626	)(S)	—		—
Preferred Stock								—
Cumulative Convertible Series A	350,362	(350,362	)(A)	—		—		—
Cumulative Convertible Series B	1,474,850	(1,474,850	)(B)	—		—		—
Stockholders’ Equity (deficit):
Predecessor Class A	112,163	(112,163	)(C)	—		—		—
Common stock
Successor Common stock	—	—		319	(V)	—		319
Predecessor Class B	11,425	(11,425	)(D)	—		—		—
Common stock
Committed Capital	—	—		131,396	(W)	—		131,396
Additional paid-in capital	2,155,794	(1,630,265	)(E)	(121,812	)(X)	173,178	(AD)	576,895
Accumulated deficit	(4,688,198)	3,551,415	(F)	1,136,783	(Y)	—		—
Unearned compensation expense	(32)	32	(G)	—		—		—
Cumulative translation adjustments	(17,288)	17,288	(H)	—		—		—
Unrealized appreciation on investments	(162)	162	(I)	—		—		—
Predecessor Treasury stock	(10,168)	10,168	(J)	—		—		—

Total stockholders’ equity (deficit)	(2,436,466)	1,825,212		1,146,686		173,178		708,610
Total liabilities and stockholders’ equity	$1,254,689	$—		$(25,089)		$173,178		$1,402,778

Notes to “Fresh Start” Activity

(A)	Preferred Stock Series A – represents the cancellation of the old Preferred Stock Series A.

(B)	Preferred Stock Series B – represents the cancellation of the old Preferred Stock Series B.

(C)	Common Stock Class A – represents the cancellation of the old Common Stock Class A.

(D)	Common Stock Class B – represents the cancellation of the old Common Stock Class B.

(E)	Additional paid-in capital – represents the cancellation of all the outstanding preferred common and treasury stock of the predecessor company in accordance with the plan of reorganization.

(F)	Accumulated deficit – represents the cancellation of all accumulated losses.

(G)	Unearned compensation expense – represents the closing out of the remaining equity accounts in accordance with the recapitalization provisions of fresh start accounting.

(H)	Cumulative translation adjustments – represents closing out of the remaining equity accounts in accordance with the recapitalization provisions of fresh start accounting.

(I)	Unrealized appreciation on investments – represents the closing out of the remaining equity accounts in accordance with the recapitalization provisions of fresh start accounting.

(J)	Treasury stock – represents the cancellation of treasury stock.

(K)	Cash and cash equivalents – represents cash used in restructuring.

(L)	Accounts receivable, net – represents adjustments in the carrying value of accounts receivable due in accordance with fresh start accounting.

(M)	Prepayments and other current assets – represents adjustments in the carrying value of prepaids in accordance with fresh start accounting.

(N)	Investments in unconsolidated entities – represents the valuation decrease in Starpower in accordance with fresh start accounting.

(O)	Deferred charges and other assets – represents increase in debt issuance costs due to restructuring.

(P)	Accounts payable – represents the adjustment of certain liabilities to fair value in accordance with fresh start accounting.

(Q)	Advance billings and customer deposits – represents the adjustment of certain liabilities to fair value in accordance with fresh start accounting.

(R)	Accrued expenses – represents the adjustment of certain liabilities to fair value in accordance with fresh start accounting.

(S)	Liabilities subject to compromise – represents the adjustment of deferred taxes and the settlement of the prior liabilities subject to compromise.

(T)	Long-term debt – represents the reduction of warrants associated with the old debt.

(U)	Other deferred credits – includes $19.0 million for deferred rent associated with fair value of leases upon emergence.

(V)	Common stock – represents the issuance of the new common stock.

(W)	Committed capital – represents the value of shares committed for reserve.

(X)	Additional paid in capital – represents the net decrease associated with restructuring.

(Y)	Accumulated deficit – represents the net of all the restructuring charges.

(Z)	Property, plant and equipment – represents the adjustment in the carrying value in accordance with fresh start accounting.

(AA)	Investments in unconsolidated entities – represents the valuation increase in Megacable.

(AB)	Intangible assets – represents the adjustment in the carrying value for intangible assets in accordance with fresh start accounting.

(AC)	Goodwill, net – represents the adjustment in the carrying value in accordance with fresh start accounting.

(AD)	Additional paid-in capital – represents the gain on the adjustment in the carrying values of property, plant and equipment, intangible assets and goodwill in accordance with fresh start accounting.

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

In April 2005, $11.4 million of these claims were paid in cash, and in July 2005, $0.4 million of these claims were expunged, settled or otherwise satisfied, leaving unsettled claims with a maximum possible payout of $9.8 million as of September 30, 2005.

5. DISCONTINUED OPERATIONS

On March 9, 2004, RCN completed the sale of its Carmel cable system for approximately $120.2 million, resulting in a gain on the sale of approximately $88.1 million. The transaction was structured as an asset purchase, with the buyer assuming certain liabilities related to the business. Approximately $4.0 million was placed into escrow for future claims of the buyer. As of December 31, 2004, $1.0 million was reserved against the escrow based on the initial claims received from the buyer. In accordance with SFAS No. 144 , “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the results of operations for Carmel are reported as discontinued operations. In April 2005, the remaining escrow amounts were released and paid to the Successor Company.

The following are the summarized results of operations for the Carmel operation for the three and nine months ended September 30, 2004 (Predecessor):

	(dollars in thousands) (Predecessor)
	Three Months ended September 30, 2004	Nine Months ended September 30, 2004
	(unaudited)
Revenues	$—	$5,928
Direct expenses	3	1,869
Selling, general and administrative, and depreciation and amortization expense	287	2,513
(Loss) income before tax	(290)	1,546
(Loss) income after tax	$(290)	$1,546

During the first quarter of 2003, the Company closed the sale of its central New Jersey cable system assets and customers serviced by this network for net cash proceeds of approximately $240,000 after transaction fees and amounts paid to acquire minority interests. In accordance with SFAS 144, the results of operations for central New Jersey are reported as discontinued operations and depreciation and amortization were no longer recognized on assets to be sold since the date of the agreement. The following are the summarized results of the central New Jersey operations:

	(dollars in thousands) (Predecessor)
	Three Months ended September 30, 2004	Nine Months ended September 30, 2004
	(unaudited)
Revenues	$—	$—
Direct expenses	—	—
administrative, and depreciation and amortization expense	7	(58)
(Loss) Income before tax	(7)	58
(Loss) Income after tax	$(7)	$58

6. IMPAIRMENTS, EXIT COSTS AND RESTRUCTURING

The total impairments, exit costs and restructuring charges are comprised of the following:

	(dollars in thousands)
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Exit costs for excess facilities	$(835)	$(1,450)	$10,498	$(3,371)
Accrual/Reversal of deferred rent	4,591	—	(7,355)	—
Abandoned assets	44	—	44	1,683
Severance and Retention	510	—	510	—

	$4,310	$(1,450)	$3,697	$(1,688)

The Company continually reviews its facility requirements against lease obligations to identify excess space and opportunities to consolidate, exit or sublease excess facilities. As facilities are vacated, exit costs are recognized in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). During the third quarter, the Company performed a comprehensive review of its real estate leases, including lease-related accounting. Upon completion of the review, the Company determined that it had understated its liability for exit costs, as well as the cost over fair value liability recorded as part of “fresh start” accounting, due to outdated or incorrect assumptions regarding exit dates, sublease income, and timing of cash flows. The Company has adjusted its liabilities for exit costs and cost over fair value as of September 30, 2005.

During the three months ended September 30, 2005 (Successor), the Company recognized an $0.8 million reduction of accrued exit costs due to changes in the estimated cash flows because of updated information regarding more favorable sublease rates than originally anticipated. The Company also recorded a $4.6 million adjustment to its deferred rent accrual, which was recorded upon its emergence from bankruptcy, as the Company has exited several properties and renegotiated or terminated several leases. During the nine months ended September 30, 2005, the Company recorded exit costs of $10.5 million as it exited major facilities in Manhattan, Princeton, NJ and suburban Philadelphia, PA. The Company also reversed $7.4 million in deferred rent that was recorded on these facilities upon emergence from bankruptcy.

During the three months ended September 30, 2004 (Predecessor), the Company recognized $3.4 million of recoveries resulting from settlements and changes in estimates related to certain lease obligations as a result of negotiations with landlords and/or better than expected sublease rentals.

In July, 2005, the Company announced that in the second quarter of 2006, it will be closing its former headquarters facility in Princeton, NJ, which contained approximately 120 employees in finance, information technology, legal, human resources and other corporate functions. Most of these functions will be performed in the Company’s Herndon, VA headquarters location. Certain employees have been offered the opportunity to relocate to the Herndon, VA office, others have been offered retention and severance benefits to remain in place through the transition, and the remainder have been reassigned to other RCN office locations in Pennsylvania and New York. The Company expects the total cost of relocation, severance and retention benefits to be $2 million to $3 million, of which $0.5 million was recorded in the third quarter in accordance with SFAS 146. The remaining expense will be recorded over the next three quarters. The Company also expects to incur recruiting and other costs related to the move. In addition, the Company has recorded incremental depreciation expense of approximately $2.8 million in the third quarter, and expects to record incremental depreciation expense of $3.0 million in the fourth quarter of 2005 and $3.0 million in the first quarter of 2006, due to adjusting the remaining useful lives of leasehold improvements and other fixed assets to reflect the expected closing date. The Company expects the total headcount and related expense for these functions to be slightly lower following the transition.

The activity for the nine months ended September 30, 2005 for accrued exit costs and restructuring is presented below.

	(dollars in thousands) Successor
	Exit Costs	Restructuring	Total
Balance, December 31, 2004	$2,340	$—	$2,340
Additional accrued costs	4,145	—	4,145
Amortization	(750)	—	(750)

Balance March 31, 2005	$5,735	$—	$5,735

Additional accrued costs	7,187	—	7,187
Amortization	(607)	—	(607)

Balance June 30, 2005	$12,315	$—	$12,315

Additional accrued costs	(1,319)	510	(809)
Amortization	(229)	—	(229)

Balance September 30, 2005	$10,767	$510	$11,277

The Company has classified $2.9 million of these costs as current in accrued exit costs and $1.0 million as current in accrued expenses with the remainder classified in other deferred credits.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at September 30, 2005 (Successor) and December 31, 2004 (Successor):

		(dollars in thousands) Successor
Description	Estimated Useful Lives	September 30, 2005	December 31, 2004
		(unaudited)
Telecommunications plant	5 -22.5 years	$702,989	$675,967
Computer equipment	3 - 5 years	41,051	39,665
Buildings, leasehold improvements and land	5 - 30 years	43,847	48,662
Furniture, fixtures and vehicles	3 - 10 years	25,536	18,334
Network materials		20,217	9,852
Construction in process		10,122	5,816
Other		497	—

Total property, plant and equipment		844,259	798,296
Less accumulated depreciation		(130,484)	(4,605)

Property, plant and equipment, net		$713,775	$793,691

Network materials consist of set-top boxes, converter boxes, cable modems and fiber optic cable that are held in inventory until placed in service and classified as telecommunications plant or, in limited cases, expensed as repairs and maintenance in selling, general and administrative expense.

Upon adoption of “fresh start” accounting (see Note 3), the Successor adjusted the carrying value of property, plant and equipment to its estimated fair values as of the Effective Date.

Depreciation expense was $44.0 million and $55.7 million for the three months ended September 30, 2005 (Successor) and September 30, 2004 (Predecessor), respectively, and $126.3 million and $184.0 million for the nine months ended September 30, 2005 (Successor) and September 30, 2004 (Predecessor), respectively.

8. INTANGIBLE ASSETS

Intangible assets consist of the following at September 30, 2005 (Successor) and December 31, 2004 (Successor):

		(dollars in thousands) Successor
	Estimated Useful Lives	September 30, 2005	December 31, 2004
		(unaudited)
Trademarks/Tradenames	5 Years	$14,075	$14,203
Customer Lists	4 Years	64,856	65,444
Franchise Agreements	Indefinite	62,004	62,566
Software	3 years	184	186

Total intangibles		141,119	142,399

Less accumulated amortization		(14,978)	(613)

Total intangibles,net		$126,141	$141,786

Amortization expense was $4.8 million and $0.04 million for the three months ended September 30, 2005 (Successor) and September 30, 2004 (Predecessor), respectively, and $14.4 million and $0.13 million for the nine months ended September 30, 2005 (Successor) and September 30, 2004 (Predecessor), respectively. The reduction in total intangibles between December 31, 2004 and September 30, 2005 is due to the reduction of the deferred tax asset valuation allowance in accordance with SFAS No. 109 “Accounting for Income Taxes,” (see Note 13) and fair value adjustments.

Expected amortization of intangible assets over the next five years is as follows:

(dollars in thousands)
For the period October 1, 2005 through September 30, 2006	$19,062
For the 12 months ending September 30,
2007	19,062
2008	19,014
2009	6,380
2010	619

As discussed in Note 3 and pursuant to SOP 90-7, the Company recorded the estimated fair value of intangible assets of $142.4 million on the Effective Date.

9. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations outstanding at September 30, 2005 (Successor) and December 31, 2004 (Successor) is as follows:

	(dollars in thousands) Successor
	September 30, 2005	December 31, 2004
	(unaudited)
First-Lien Credit Facility	$325,298	$330,000
Second-Lien Convertible Notes	125,000	125,000
Third-Lien Term Loan	37,943	34,547
Capital lease obligations	3,599	4,021

Total	491,840	493,568
Due within one year	3,752	3,858

Total noncurrent	$488,088	$489,710

Contractual maturities of long-term debt and capital lease obligations over the next 5 years are as follows:

(dollars in thousands)
For the period October 1, 2005 through September 30, 2006	$3,752
For the 12 months ending September 30,
2007	3,411
2008	3,426
2009	3,442
2010	3,459
Thereafter	474,350

Total	$491,840

In conjunction with the reorganization, RCN entered into three new debt-financing arrangements—a $355.0 million First-Lien Credit Facility, $125.0 million of Second-Lien Convertible Notes and a $34.5 million Third-Lien Term Loan.

First-Lien Credit Facility

On the Effective Date, RCN entered into a First-Lien Credit Agreement dated as of December 21, 2004, with Deutsche Bank AG Cayman Island Branch, the Administrative Agent, and certain financial institutions, as lenders for a new $355.0 million senior secured credit facility (the “Credit Facility”). The Credit Facility includes a seven-year term loan of $330.0 million and a five-year $25.0 million line of credit used as collateral for letters of credit. The term loan bears interest at the Administrative Agent’s prime lending rate plus an applicable margin or at the Eurodollar rate plus an applicable margin, at the election of RCN. The interest rate was 8.083% and 7.0625% on September 30, 2005 and December 31, 2004, respectively. The Credit Facility was entered into by RCN and is fully and unconditionally guaranteed, jointly and severally, by all subsidiaries. RCN has granted to the Administrative Agent, for the benefit of the Credit Facility lenders, a first priority lien on substantially all of RCN’s tangible and intangible assets. The Credit Facility contains certain covenants that, among other things, limit the ability of RCN and its subsidiaries to incur indebtedness, sell assets, prepay subordinated indebtedness, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens and engage in mergers and consolidations. The Credit Facility also contains covenants that require RCN to meet certain financial targets. The liens securing the Credit Facility rank senior to liens securing RCN’s other indebtedness.

Second-Lien Convertible Notes

On the Effective Date, RCN issued $125.0 million aggregate principal amount of its 7.375% Second-Lien Convertible Notes due 2012 (the “Notes”). The Notes were issued by RCN under an Indenture entered on December 21, 2004, with HSBC USA as Indenture Trustee, and are fully and unconditionally guaranteed, jointly and severally, by all subsidiaries. The Notes are convertible into RCN common stock at a per share conversion price of $25.16 subject to certain adjustments. The Notes contain certain covenants similar to those in the Credit Facility. The Notes contain cross default provisions entitling holders to declare the Notes and any accrued and unpaid interest thereon immediately due and payable. The Notes are secured by a second priority lien on substantially the same assets which secure the Credit Facility. The liens securing the Notes are subordinate to the liens securing the Credit Facility and rank senior to the liens securing the Third-Lien Term Loan.

Third-Lien Term Loan

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

Interest for the facility is calculated as follows:

(i) Through March 31, 2006, the interest accrued to any interest payment date (last day of each quarter) is capitalized and added to the principal amount of the term loan as the payment in kind (“PIK”). The interest rate was 12.5% on September 30, 2005 and December 31, 2004.

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

10. STOCKHOLDERS’ EQUITY AND STOCK PLANS

Successor

On December 21, 2004, RCN issued 36,020,850 shares of common stock with a par value of $0.01 of which 31,919,044 were issued to certain of its former bond holders and other general unsecured creditors as the first distribution, and 4,101,806 shares were placed in reserve to settle disputed claims against RCN that were outstanding. As of December 31, 2004, RCN’s management valued the remaining allowed claims under the Plan at approximately $131.4 million. This amount and the shares of common stock that were issued in satisfaction of these remaining allowed claims has been classified as committed stock on the balance sheet. Upon distribution of these shares, RCN will reclassify the amount of the claims to additional paid-in capital.

On April 12, 2005, RCN made a second distribution of 3,243,868 shares of common stock in settlement of filed claims valued at approximately $103.8 million. As of September 30, 2005, 857,938 shares remain in reserve to satisfy the remaining allowed claims. RCN intends to make one or more further distributions of the reserved shares of common stock to the general unsecured creditors and the former bond holders on a pro rata basis as disputed claims are resolved.

The Plan of Reorganization also authorized RCN to issue Convertible Second-Lien Notes (see Note 9) that are convertible into RCN Common Stock at a per share conversion price of $25.16, subject to certain limitations. As of September 30, 2005, the Convertible Second-Lien Notes may be convertible into 4,968,204 shares of RCN’s common stock.

RCN was authorized by the Plan to issue warrants to the former stockholders of Old RCN to purchase an aggregate of 735,119 shares of RCN’s common stock. Each warrant allows the holder to purchase one share of RCN’s common stock for a price of $34.16. As of September 30, 2005, the Company had distributed 187,910 of these warrants which expire on December 21, 2006. Using the following assumptions the Company has recorded expense of $0.0 million and $0.6 million related to the issuance of these warrants for the three and nine months ended September 30, 2005.

Stock price on date of grant	$17.87 to $23.09
Expected life	1.46 to 1.64 years
Expected volatility	55%
Risk-free rate	3.46% to 3.82%
Fair value	$1.83 to $3.47

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB 25, “Accounting for Stock Issued to Employees.” SFAS 123R addresses the accounting for share-based compensation in which the Company receives employee services in exchange for RCN’s equity instruments. Under the standard, the Company is required to recognize compensation expense for share-based compensation issued to or purchased by employees, net of estimated forfeitures, using a fair value method. RCN had followed the recognition provisions of SFAS 123 since January 1, 2000. Effective with the adoption of the RCN Stock Compensation Plan (“Stock Plan”) in the third quarter, the Company adopted the provisions of SFAS 123R.

In the second quarter of 2005, the board of directors approved the Stock Plan which was approved by the Company’s stockholders in July 2005. The Stock Plan allows for the issuance of up to 10%, or 4,636,619 shares, of the Company’s stock, on a fully diluted basis, in the form of stock options or restricted stock. Non-employee directors were issued an initial aggregate grant of 150,000 shares of restricted stock, which will vest in equal installments in January 2006, 2007 and 2008. Also in the third quarter, certain senior executives were granted 567,242 shares of restricted stock, 50% of which will vest in equal installments over the next three years and the remaining 50% will vest over a three year period subject to meeting internal company goals related to revenue, income and subscriber growth. Management estimates the Company will achieve these goals based on the Company’s performance through the nine months ended September 30, 2005. The Company recorded expense of $1.4 million for the three months ended September 30, 2005 for the amortization of the restricted stock grants.

In the third quarter of 2005, certain senior executives, including the Chairman and President/CEO, of the Company were granted options to purchase 717,242 shares of the Company’s stock at a price of $20.97. Also, in the third quarter of 2005, the Chairman and President/CEO were granted options in the aggregate, to purchase 417,242 shares of the Company’s stock at a price of $31.46. The grants for the Chairman and President/CEO vest in equal installments in January 2005, 2006 and 2007 and the other senior executive grants will vest in equal installments in May 2006, 2007 and 2008. Fifty percent of these senior executive grants will vest in equal installments subject to the same internal goals to be established for the restricted stock grants. In addition, the Company has granted a former executive options to purchase 75,000 shares of the Company’s stock at a price $18.80 as part of his termination agreement. The Company has valued these options using the Black-Scholes method with the following assumptions:

	Chairman and President/CEO	Chairman and President/CEO	Other Senior Executives	Former Executive
Strike Price	$20.97	$31.46	$20.97	$18.80
Stock price on date of grant	$24.00	$24.00	$24.00	$24.00
Term	7 years	7 years	7 years	7 years
Vesting period	2.5 to 3 years	2.5 to 3 years	2.5 to 3 years	3 months
Options Granted	417,242	417,242	300,000	75,000
Expected life of options	4.08 years	5.06 years	4.5 years	1.67 years
Expected volatility	58%	58%	58%	55%
Risk-free rate	3.72%	3.72%	3.72%	3.72%
Dividend yield	—	—	—	—
Annual forfeiture rate	—	—	—	—
Fair value at date of grant	$12.57	$11.22	$13.08	$9.46

Expected volatility was based on the historical volatility of the price of several similarly sized cable and telecommunications companies over the past four years. The Company used historical information to estimate award exercise and forfeitures within the valuation model. The expected term of awards is derived from an analysis of the historical average holding periods and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation expense is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.

The Company recorded expense of $1.8 million for the three months ended September 30, 2005 for the amortization of the above stock options using the Black-Scholes valuation model.

In the third quarter, certain senior managers were granted options to purchase 960,000 shares of the Company’s stock at a price of $20.97. These options will vest in equal installments in May 2006, 2007 and 2008. Also in the third quarter, the Company granted options to purchase 1,116,775 shares of the Company’s stock to other employees at a price of $18.80. The Company has valued these options using a lattice model with the following assumptions:

	Senior Managers	Other Employees
Strike Price	$20.97	$18.80
Stock Price at date of grant	$24.00	$21.31
Vesting	3 Year Graded Vest	3 Year Graded Vest
Expected Life	4.11	4.12
Expected Volatility	58%	58%
Risk-free rate	Term Rate	Term Rate
Dividend Yield	—	—
Annual forfeiture rate	10%	10%
Fair value at date of grant	$11.55	$10.18

The Company has recorded an expense of $0.8 million for the three months ended September 30, 2005 for the amortization of the above stock options.

The weighted-average grant-date exercise price of equity options granted during the year was $21.51. As of September 30, 2005, there are no options currently exercisable. All of the awards granted during the period are classified as equity awards. Total compensation expense for share-based payment arrangements recognized for the three and nine month periods ended September 30, 2005 were $4.0 million and $4.0 million, respectively. The Company expects to recognize between $5.0 million and $5.5 million of compensation expense per quarter related to its Stock Plan.

A summary of option activity under the Stock Plan for the nine months ended September 30, 2005 is presented below:

	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2005	—	—
Granted	3,286,259	$21.51
Exercised	(75,000)	18.80

Forfeited or expired	—	—

Outstanding at September 30, 2005	3,211,259	$21.58
Exercisable at September 30, 2005	—	—

Predecessor

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

Non-cash stock-based compensation recognized in connection with the above plans for the three and nine months ended September 30, 2004 was as follows:

	(dollars in thousands) Predecessor
	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004

ISO (Predecessor)	$257	$771
OSO (Predecessor)	725	2,176
Employee Stock Purchase (Predecessor)	—	98
Restricted Stock (Predecessor)	87	657

Total	$1,069	$3,702

As of the Petition Date, the Company ceased accreting interest and recording dividends on its Series A and B Preferred stock in the unaudited condensed consolidated statement of operations in accordance with SOP 90-7. Interest and dividends at the stated contractual amount on the Series A and B Preferred stock that was not charged to results of operations for the three months ended September 30, 2004 was approximately $34.0 million and the period May 27, 2004 through September 30, 2004 was approximately $46.9 million.

11. LOSS PER SHARE

Successor

Basic loss per share is computed as net loss attributable to common stockholders divided by the basic weighted-average number of shares of common stock outstanding during the period.

Diluted loss per share is computed as net loss attributable to common stockholders divided by the diluted weighted-average number of shares of common stock outstanding during the period after giving effect to convertible securities, options and warrants considered to be dilutive common stock equivalents. The conversion of the Notes during the nine months ended September 30, 2005 in which RCN incurred a loss from continuing operations, is not assumed since the effect is anti-dilutive.

Predecessor

Basic income/(loss) per share is computed based on net income/(loss) after preferred stock dividend and accretion requirements divided by the basic weighted-average number of shares of common stock outstanding during the period.

Diluted income per share is computed based on net income after preferred stock dividend and accretion requirements divided by the diluted weighted-average number of shares of common stock outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which RCN incurs a loss from continuing operations before giving effect to net income from discontinued operations is not assumed since the effect is anti-dilutive. The number of shares of common stock that would have been issued if the preferred stock and stock options would have been assumed to be converted in the three months ended September 30, 2004 and would have had a dilutive effect if RCN had income from continuing operations was 32,883,797.

As discussed in Note 1, RCN emerged from Chapter 11 protection on December 21, 2004. In particular, implementation of the Plan resulted in cancellation of all of the Predecessor’s common stock and options that were outstanding prior to the Effective Date and the issuance the Successor’s new common stock as of the Effective Date.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations:

	(dollars in thousands, except share and per share data)
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Net loss from continuing operations	$(42,087)	$(75,081)	$(105,485)	$(243,736)
(Loss) income from discontinued operations, net of tax	(10)	(364)	38	89,744
Cumulative effect on prior years of retroactive application of a change in accounting for legal fees	—	—	2,600	—

Net loss	(42,097)	(75,445)	(102,847)	(153,992)
Preferred dividend and accretion requirements	—	—	—	52,902

Net loss attributable to common stockholders	$(42,097)	$(75,445)	$(102,847)	$(206,894)

The Numerator
Basic and diluted weighted-average shares outstanding	36,022,480	122,267,810	36,021,399	122,268,090

The Denominator

Basic and Diluted Earnings per Share:

Loss from continuing operations	$(1.17)	$(0.61)	$(2.93)	$(2.43)
(Loss) income from discontinued operations	—	—	—	0.73

Net loss before cumulative effect of change in accounting principle	$(1.17)	$(0.61)	$(2.93)	$(1.70)
Cumulative effect on prior years of retroactive application of a change in accounting for legal fees	—	—	0.07	—

Net loss attributable to common stockholders	$(1.17)	$(0.61)	$(2.86)	$(1.70)

Dilution:

Certain instruments which are potentially dilutive to earnings per share exist, but a Diluted EPS calculation is not included, because the effect of doing so in the periods shown would be antidilutive. The antidilution would result primarily from the net loss incurred, but also because the exercise price of some of the instruments is higher than the market price of existing shares during the period. Potential common shares, in the following amounts, are attached to Notes, options, restricted stock and warrants. Outstanding debt is convertible to 4,968,204 common shares. Issued options total 3,286,259, of which 417,242 have an exercise price above the average market price of existing shares. Shares restricted due to a vesting schedule total 717,242, and warrants are outstanding to purchase 187,910 shares, at a price higher than the average market price for the period.

12. COMPREHENSIVE LOSS

RCN’s three components of comprehensive loss are net loss, cumulative translation adjustments and unrealized appreciation (depreciation) on investments. Under the terms of the Plan, the balance of other comprehensive loss as of the Effective Date was recorded as a component of “fresh start” adjustments in the Statement of Operations pursuant to SOP 90-7. The following table reflects the components of comprehensive income (loss).

	(dollars in thousands)
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Net loss	$(42,097)	$(75,445)	$(102,847)	$(153,992)
Foreign currency translation gain (loss)	(634)	—	6,477	(3,298)
Unrealized appreciation (depreciation) on investments	21	67	134	(366)

Comprehensive loss	$(42,710)	$(75,378)	$(96,236)	$(157,656)

The Company’s investments in Megacable and MCM are designated in Mexican pesos and accordingly, the Company’s investments are translated into US dollars at the exchange rate in effect on last day of each reporting period. Any corresponding foreign currency translation gains or losses are then recorded on the balance sheet as a component of stockholders’ equity.

13. INCOME TAXES

RCN’s reorganization has resulted in a significantly modified capital structure as a result of applying “fresh start” accounting in accordance with SOP 90-7 on the Effective Date. “Fresh start” accounting has important consequences on the accounting for realization of valuation allowances, related to net deferred tax assets that existed as of the Effective Date and arose in pre-emergence periods. Specifically, “fresh start” accounting requires the reversal of such allowances to be recorded as a reduction of reorganization value in excess of amounts allocable to identifiable assets until exhausted and thereafter as additional paid-in capital and not a benefit recorded in the statement of operations.

The Company’s effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in valuation allowance for deferred income taxes. In assessing whether the deferred tax assets are realizable, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No benefit for federal income taxes has been recorded for the nine months ended September 30, 2005 and 2004 as the net deferred tax assets generated, primarily from temporary differences related to the net operating loss, were offset by a full valuation allowance because it is not considered more likely than not that these benefits will be realized (due to the Company’s losses since inception).

For the three and nine month periods ended September 30, 2005, the Company’s provision for income taxes was $0.0 million and $0.7 million, respectively, which was attributable to the tax on current earnings, offset by realized pre-emergence deferred tax assets. The reversal of the related valuation allowance that existed as of the “fresh start” date, which normally benefits earnings under SFAS 109, has instead been recorded as a reduction of intangibles. Once intangibles are reduced to zero, any subsequent reversal of the valuation allowance related to the utilization of a pre-emergence deferred tax asset will be recorded as an increase to additional paid-in capital. This treatment does not result in any change in liabilities to taxing authorities or cash flows.

In connection with RCN’s emergence from bankruptcy, RCN realized significant cancellation of debt income (CODI). This income is not taxable for federal or state income tax purposes because it resulted from RCN’s reorganization under the Bankruptcy Code. However, for federal and state income tax reporting purposes, as of the beginning of the 2005 tax year, RCN will be required to reduce certain tax attributes, such as net operating loss (NOL) carry-forwards, in an amount equal to the gain on the extinguishment of debt excluded from income. The reduction in federal NOLs amounts to approximately $480.0 million, of which $457.0 million had been recorded in the 2004 Form 10-K.

The reorganization of RCN on the Effective Date constituted an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC”) (“Change of Control”)

Generally, upon a Change of Control, a company is subject to limitations on its ability to use its pre-Change of Control NOLs and certain built-in losses and deductions to offset taxable income in future years. The amount of pre-Change of Control NOLs that can be utilized in any post-Change of Control tax year is limited to the product of the value of the company immediately before the Change of Control, multiplied by the long-term tax-exempt interest rate (published by the IRS) in effect at the time the Change of Control occurs (“382 Limitation”). Any portion of these limited NOLs not used in a particular year may be carried to subsequent years until such time as another Change of Control occurs or the NOLs expire unused (based on the original expiration date). There is no limitation, under IRC 382, on the use of post-Change of Control NOLs unless another Change of Control occurs at which point the pre-Change of Control 382 Limitation amount would either remains the same, or be reduced if the company’s value had declined since the previous Change of Control.

Under a special rule (commonly known as the “(l)(5) rule”), the 382 Limitation described above would not apply to a company’s NOLs if a Change of Control occurs while in bankruptcy, as long as the company’s pre-Change of Control stockholders and “qualified creditors” own 50% or more of the company’s stock post-emergence (as a result of having been stockholders or “qualified creditors” before the ownership change). Under the (l)(5) rule, however, a company would be required to reduce its NOL carry-forwards by the amount of the interest deductions taken during the year of the Change of Control and the three preceding tax years on any debt that was converted to stock as a result of the bankruptcy proceeding, and if another Change of Control occurs within two years following emergence from bankruptcy, the 382 Limitation applicable to that second ownership change would automatically be zero, effectively eliminating the company’s ability to use its change in ownership NOLs.

If a Change of Control occurs while in bankruptcy but a company does not qualify for the (l)(5) Rule described above (or qualifies but elects not to apply the (l)(5) rule), a 382 Limitation would be applicable to the company’s pre-Change of Control NOLs. However, the 382 Limitation applicable to the company following its emergence from bankruptcy would be calculated using the value of the Company the immediately after emergence from bankruptcy, rather than the pre-emergence value .

RCN qualified for the (l)(5) rule, however, after careful consideration and analysis elected not to apply the (l)(5) rule. The key determining factors in the analysis were the timing of when the Company expects to become a cash taxpayer, and potential Change of Control scenarios, many of which would be beyond management’s control, including sales of stock by current large stockholders, as well as merger and acquisition opportunities. As a result of our election, the 382 Limitation on our pre-bankruptcy NOLs is approximately $30 million per year. NOLs generated prior to 1998 have a carry-forward period of 15 years and any subsequent NOLs have a carry-forward period of 20 years.

14. COMMITMENTS AND CONTINGENCIES

Total rental expense, primarily for facilities and equipment, was $4.3 million and $5.0 million for the three months ended September 30, 2005 (Successor) and September 30, 2004 (Predecessor), respectively, and $13.0 million and $14.5 million for the nine months ended September 30, 2005 (Successor) and September 30, 2004 (Predecessor), respectively.

RCN also has outstanding letters of credit aggregating $28.6 million at September 30, 2005 of which $5.2 million is collateralized by cash.

The Company has entered into non-exclusive franchise agreements with local and state governmental authorities to construct and operate cable systems for specified periods of time. Certain of these franchise agreements include stipulations that the Company will build its network throughout the governmental authority’s geographic area. Most franchises are subject to termination proceedings in the event of a material breach. In the past, the Company has determined that it was not feasible to continue to build out its network in certain franchise areas and entered into negotiations to terminate those franchise agreements. The Company has accrued an amount that it estimates it will pay these local franchise authorities to exit those franchise agreements. In the three months ended September 30, 2005, the Company recorded a net reduction in expense of $0.4 million because it was able to negotiate a settlement of one franchise agreement on more favorable terms than it previously estimated. For the nine months ended September 30, 2005, the Company recorded a net reduction in expense of $0.2 million, which consists of the net reduction of the $0.4 million in the third quarter and an expense of $0.2 million in the first quarter due to an increase in our estimated settlement amount with one local government. Amounts expensed are included in selling, general and administration expenses.

RCN is party to various legal proceedings which arise in the normal course of business. In the opinion of management, none of these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position or results of operations or liquidity of RCN.

15. RELATED PARTY TRANSACTIONS

As discussed in Note 2, RCN owned a 50% interest in Starpower prior to December 21, 2004 and the Successor acquired the remaining 50% interest from Pepco as of the Effective Date. RCN and Starpower were party to several agreements under which RCN provided certain support services to Starpower. These services included accounting and technical services, customer service and administrative support. RCN charged these services to Starpower at cost. The amount of such services provided by RCN to Starpower for the three and nine month periods ended September 30, 2004 (Predecessor) were $2.8 million and $9.6 million, respectively. RCN also sold long distance telecommunications services to Starpower for resale to Starpower’s customers at cost. Revenue and cost of revenue recorded for these sales were $0.2 million and $0.5 million for the three and nine month periods ended September 30, 2004 (Predecessor), respectively. RCN had net receivables from Starpower for these transactions of $4.0 million at September 30, 2004.

Starpower, which as of December 21, 2004 was a wholly-owned subsidiary of RCN, pays Pepco for right-of-way access for its broadband network. Expenses related to this access were $0.4 million and $1.1 million for the three and nine months ended September 30, 2005 (Successor), respectively, and $0.4 million and $1.1 million for the three and nine months ended September 30, 2004 (Predecessor), respectively. Starpower also purchases equipment, most of which is capitalized, and utility services from Pepco. These purchases were $0.5 million and $1.2 million for the three and nine months ended September 30, 2005 (Successor) and $0.4 million and $1.6 million for the three and nine months ended September 30, 2004 (Predecessor), respectively. Starpower had payables to Pepco of $0.3 million and $0.7 million at September 30, 2005 (Successor) and September 30, 2004 (Predecessor), respectively.

Peter D. Aquino was appointed President and Chief Executive Officer of RCN on December 21, 2004. Prior to that Mr. Aquino acted as a consultant to RCN, first with Capital and Technology Advisors (“CTA”) from November 2003 to August 2004, and then with PDA Group, LLC, a company he controlled. RCN recorded expenses of $1.2 million and $0.1 million, respectively, for the nine months ended September 30, 2004 for services provided by CTA and PDA. For the nine months ended September 30, 2005, RCN recorded expenses of $1.1 million for consulting services provided by CTA.

16. REORGANIZATION EXPENSES

Reorganization costs represent amounts RCN incurred as a result of the Chapter 11 reorganization process and are presented separately in the table listed below.

	(dollars in thousands) (Predecessor)
	Three Months ended September 30, 2004	Nine Months ended September 30, 2004
	(unaudited)
Professional fees	$11,486	$25,717
Employee retention costs	1,653	4,183
Interest income	(192)	(256)

Total reorganization items	$12,947	$29,644

17. GUARANTOR SUBSIDIARIES FINANCIAL STATEMENTS

The First-Lien Credit Facility and the Convertible Notes are issued by RCN Corporation and are unconditionally guaranteed, jointly and severally, by all of RCN Corporation’s subsidiaries. The following tables set forth the consolidating financial statements of RCN Corporation (“Non-guarantor”) and its guarantor subsidiaries as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004.

RCN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2005

(Dollars in Thousands)

(Unaudited)

	Successor
	Non Guarantor	Guarantor	Eliminations	Consolidated
Revenues	$—	$138,809	$—	$138,809

Costs and expenses:
Direct expenses	—	47,568	—	47,568
Selling, general and administrative	(290)	68,255	—	67,965
Non-cash stock-based compensation	3,974	—	—	3,974
Non-cash issunace of warrants	—	—	—	—
Impairments, exit costs and restructuring	3,782	528	—	4,310
Depreciation and amortization	—	48,732	—	48,732

Operating loss	(7,466)	(26,274)	—	(33,740)
Investment income	13	1,478	—	1,491
Interest expense	10,316	396	—	10,712
Gain (loss) on sale of assets	—	35	—	35
Other income (expense), net	408	445	—	853

Loss from continuing operations before reorganization items and income taxes	(17,361)	(24,712)	—	(42,073)
Reorganization items, net	—	—	—	—
Income tax expense (benefit)	15,420	(15,406)	—	14

Loss from continuing operations before equity in unconsolidated entities	(32,781)	(9,306)	—	(42,087)
Equity in income (loss) of unconsolidated entities	—	—	—	—
Equity in (loss) income of consolidated entities	(9,316)	—	9,316	—

Net loss from continuing operations	(42,097)	(9,306)	9,316	(42,087)
Income from discontinued operations, net of tax	—	(10)	—	(10)

Net loss before cumulative effect of change in accounting principle	(42,097)	(9,316)	9,316	(42,097)
Cumulative effect on prior years of retroactive application of a change ia accounting for legal fees	—	—	—	—
Preferred dividend and accretion requirements	—	—	—	—

Net loss attributable to common stockholders	$(42,097)	$(9,316)	$9,316	$(42,097)

RCN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2004

(Dollars in Thousands)

(Unaudited)

	Predecessor
	Non Guarantor	Guarantor	Eliminations	Consolidated
Revenues	$—	$121,358	$—	$121,358

Costs and expenses:
Direct expenses	—	47,860	—	47,860
Selling, general and administrative	713	62,778	—	63,491
Non-cash stock-based compensation	1,069	—	—	1,069
Impairments, exit costs and restructuring	—	(1,450)	—	(1,450)
Depreciation and amortization	—	55,691	—	55,691

Operating loss	(1,782)	(43,521)	—	(45,303)
Investment income	894	(261)	—	633
Interest expense	16,306	(807)	—	15,499
Gain (loss) on sale of assets	—	—	—	—
Other income (expense), net	(40)	(264)	—	(304)

Loss from continuing operations before reorganization items and income taxes	(17,234)	(43,239)	—	(60,473)
Reorganization items, net	12,689	258	—	12,947
Income tax expense (benefit)	—	—	—	—

Loss from continuing operations before equity in unconsolidated entities	(29,923)	(43,497)	—	(73,420)
Equity in loss of unconsolidated entities	—	(1,661)	—	(1,661)
Equity in (loss) income of consolidated entities	(45,522)	—	45,522	—

Net loss from continuing operations	(75,445)	(45,158)	45,522	(75,081)
Income from discontinued operations, net of tax	—	(364)	—	(364)

Net loss	(75,445)	(45,522)	45,522	(75,445)
Preferred dividend and accretion requirements	—	—	—	—

Net loss attributable to common stockholders	$(75,445)	$(45,522)	$45,522	$(75,445)

RCN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the nine months ended September 30, 2005

(Dollars in Thousands)

(Unaudited)

	Successor
	Non Guarantor	Guarantor	Eliminations	Consolidated
Revenues	$—	$421,044	$—	$421,044

Costs and expenses:
Direct expenses	—	149,338	—	149,338
Selling, general and administrative	208	205,284	—	205,492
Non-cash stock-based compensation	3,974	—	—	3,974
Non-cash issunace of warrants	564	—	—	564
Impairments, exit costs and restructuring	3,782	(85)	—	3,697
Depreciation and amortization	—	140,664	—	140,664

Operating loss	(8,528)	(74,157)	—	(82,685)
Investment income	13	3,994	—	4,007
Interest expense	30,935	396	—	31,331
Gain (loss) on sale of assets	—	2,758	—	2,758
Other income (expense), net	325	2,136	—	2,461

Loss from continuing operations before reorganization items and income taxes	(39,125)	(65,665)	—	(104,790)
Reorganization items, net	—	—	—	—
Income tax expense (benefit)	35,407	(34,712)	—	695

Loss from continuing operations before equity in unconsolidated entities	(74,532)	(30,953)	—	(105,485)
Equity in income (loss) of unconsolidated entities	—	—	—	—
Equity in (loss) income of consolidated entities	(28,315)	—	28,315	—

Net loss from continuing operations	(102,847)	(30,953)	28,315	(105,485)
Income from discontinued operations, net of tax	—	38	—	38

Net loss before cumulative effect of change in accounting principle	(102,847)	(30,915)	28,315	(105,447)
Cumulative effect on prior years of retroactive application of a change ia accounting for legal fees	—	2,600	—	2,600
Preferred dividend and accretion requirements	—	—	—	—

Net loss attributable to common stockholders	$(102,847)	$(28,315)	$28,315	$(102,847)

RCN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the nine months ended September 30, 2004

(Dollars in Thousands)

(Unaudited)

	Predecessor
	Non Guarantor	Guarantor	Eliminations	Consolidated
Revenues	$—	$363,899	$—	$363,899

Costs and expenses:
Direct expenses	—	137,721	—	137,721
Selling, general and administrative	1,832	180,865	—	182,697
Non-cash stock-based compensation	3,603	99	—	3,702
Impairments, exit costs and restructuring	—	(1,688)	—	(1,688)
Depreciation and amortization	—	184,105	—	184,105

Operating loss	(5,435)	(137,203)	—	(142,638)
Investment income	2,479	(261)	—	2,218
Interest expense	89,399	(2,287)	—	87,112
Gain (loss) on sale of assets	—	—	—	—
Other income (expense), net	(63)	192	—	129

Loss from continuing operations before reorganization items and income taxes	(92,418)	(134,985)	—	(227,403)
Reorganization items, net	20,784	8,860	—	29,644
Income tax expense (benefit)	—	—	—	—

Loss from continuing operations before equity in unconsolidated entities	(113,202)	(143,845)	—	(257,047)
Equity in income of unconsolidated entities	—	13,311	—	13,311
Equity in (loss) income of consolidated entities	(40,790)	—	40,790	—

Net loss from continuing operations	(153,992)	(130,534)	40,790	(243,736)
Income from discontinued operations, net of tax	—	89,744	—	89,744

Net loss	(153,992)	(40,790)	40,790	(153,992)
Preferred dividend and accretion requirements	52,902	—	—	52,902

Net loss attributable to common stockholders	$(206,894)	$(40,790)	$40,790	$(206,894)

RCN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2005

(Dollars in Thousands)

(Unaudited)

	Successor
	Non Guarantor	Guarantor	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$791	$127,598	$—	$128,389
Short-term investments	—	25,608	—	25,608
Accounts receivable, net	43	46,290	—	46,333
Unbilled revenues	—	624	—	624
Interest receivable	2	299	—	301
Prepayments and other current assets	374	15,748	—	16,122
Short-term restricted investments	—	—	—	—

Total current assets	1,210	216,167	—	217,377

Property, plant and equipment, net	—	713,775	—	713,775
Investment in unconsolidated entities	—	184,477	—	184,477
Investments in consolidated entities	1,081,320	—	(1,081,320)	—
Intangible assets, net	—	126,141	—	126,141
Long-term restricted investments	19,771	—	—	19,771
Deferred charges and other assets	14,209	3,728	—	17,937

Total assets	$1,116,510	$1,244,288	$(1,081,320)	$1,279,478

RCN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2005

(Dollars in Thousands)

(Unaudited)

(Continued)

	Successor
	Non Guarantor	Guarantor	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$3,278	$474	$—	$3,752
Accounts payable	51	19,140	—	19,191
Advance billings and customer deposits	—	36,368	—	36,368
Accrued exit costs	—	2,898	—	2,898
Accrued expenses	3,784	75,347	—	79,131
Deferred reorganization costs	9,800	—	—	9,800
Liabilities of discontinued operations	—	1,498	—	1,498

Total current liabilities	16,913	135,725	—	152,638
Long-term debt	484,963	3,125	—	488,088
Other deferred credits	—	24,118	—	24,118

Total liabilities	501,876	162,968	—	664,844

Stockholders’ Equity:
Common stock	359	—	—	359
Committed common stock	8	—	—	8
Committed capital in excess of par	27,472	—	—	27,472
Additional paid-in-capital	702,561	1,103,895	(1,103,895)	702,561
Unearned compensation	(15,842)	—	—	(15,842)
Accumulated deficit	(106,535)	(29,052)	29,052	(106,535)
Accumulated other comprehensive income	6,611	6,477	(6,477)	6,611

Total stockholders’ equity (deficit)	614,634	1,081,320	(1,081,320)	614,634

Total liabilities and stockholders’ equity	$1,116,510	$1,244,288	$(1,081,320)	$1,279,478

RCN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004

(Dollars in Thousands)

	Successor
	Non Guarantor	Guarantor	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$779	$53,572	$—	$54,351
Short-term investments	—	109,613	—	109,613
Accounts receivable, net	—	52,618	—	52,618
Unbilled revenues	—	792	—	792
Interest receivable		755	—	755
Prepayments and other current assets	450	21,923	—	22,373
Short-term restricted investments	—	1,525	—	1,525

Total current assets	1,229	240,798	—	242,027

Property, plant and equipment, net	—	793,691	—	793,691
Investment in unconsolidated entities	1,208,241	178,000	(1,208,241)	178,000
Intangible assets, net	—	141,786	—	141,786
Long-term restricted investments	—	25,063	—	25,063
Deferred charges and other assets	16,094	3,849	—	19,943

Total assets	$1,225,564	$1,383,187	$(1,208,241)	$1,400,510

RCN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004

(Dollars in Thousands)

(Continued)

	Successor
	Non Guarantor	Guarantor	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities of capital lease obligations	$—	$558	$—	$558
Current maturities of long-term debt	3,300	—	—	3,300
Accounts payable	6,899	22,864	—	29,763
Advance billings and customer deposits	—	37,082	—	37,082
Accrued expenses	1,215	32,106	—	33,321
Accrued interest	837	—	—	837
Accrued cost of sales	—	32,301	—	32,301
Accrued exit costs	—	3,009	—	3,009
Accrued employee compensation and related expenses	694	14,010	—	14,704
Deferred reorganization costs	21,450	194	—	21,644
Current liabilities of discontinued operations	—	1,082	—	1,082

Total current liabilities	34,395	143,206	—	177,601
Long-term debt and capital lease obligations	486,247	3,463	—	489,710
Other deferred credits	—	28,277	—	28,277

Total liabilities	520,642	174,946	—	695,588

Stockholders’ Equity:
Common stock	319	4	(4)	319
Committed common stock	41	—	—	41
Committed capital in excess of par	131,355	—	—	131,355
Additional paid-in-capital	576,895	1,208,974	(1,208,974)	576,895
Accumulated deficit	(3,688)	(737)	737	(3,688)

Total stockholders’ equity (deficit)	704,922	1,208,241	(1,208,241)	704,922

Total liabilities and stockholders’ equity	$1,225,564	$1,383,187	$(1,208,241)	$1,400,510

RCN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2005

(Dollars in Thousands)

(Unaudited)

	Successor
	Non Guarantor	Guarantor	Eliminations	Consolidated
Cash flows from operating activities
Net loss	$(102,847)	$(28,315)	$28,315	$(102,847)
Income from discontinued operations	—	(38)	—	(38)
Gain on sale of discontinued operations	—	—	—	—
Cumulative effect of change in accounting	—	(2,600)	—	(2,600)

Net loss from continuing operations	(102,847)	(30,953)	28,315	(105,485)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Accretion of discounted debt	3,396	—	—	3,396
Amortization of financing costs	1,773	—	—	1,773
Non-cash issuance of warrants	563	—	—	563
Non-cash stock-based compensation expense	3,982	—	—	3,982
Gain on sale of assets	—	(2,484)	—	(2,484)
Depreciation and amortization	—	140,664	—	140,664
Tax provision charged against intangibles	695	—	—	695
Deferred income taxes, net	—	—	—	—
Provision for doubtful accounts	—	6,885	—	6,885
Unrealized appreciation (depreciation) on investments	134	—	—	134
Equity in income of consolidated entities	28,315	—	(28,315)	—
Payment of deferred reorganization costs	(11,844)	—	—	(11,844)
Impairments (recoveries) and special charges	—	5,904	—	5,904
Net change in working capital	72,320	(81,231)	—	(8,911)

Net cash used in continuing operations	(3,513)	38,785	—	35,272

Cash provided by discontinued operations	—	454	—	454

Net (used in) cash used in operating activities	(3,513)	39,239	—	35,726

RCN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2005

(Dollars in Thousands)

(Unaudited)

(Continued)

	Successor
	Non Guarantor	Guarantor	Eliminations	Consolidated
Cash flows from investing activities:
Additions to property, plant and equipment	$—	$(53,689)	$—	$(53,689)
(Increase) decrease in short-term investments	—	84,139	—	84,139
Investment in unconsolidated joint venture	—	—	—	—
Proceeds from sale of assets	—	4,759	—	4,759
Proceeds from sale of discontinued operations	—	—	—	—
Discontinued operations	—	—	—	—
Increase in restricted cash	—	—	—	—
Decrease (increase) in investments restricted for debt service	6,817	—	—	6,817

Net cash provided by investing activities	6,817	35,209	—	42,026

Cash flows from financing activities:
Repayments of long-term debt	(4,702)	—	—	(4,702)
Payments on capital lease obligations	—	(422)	—	(422)
Proceeds from exercise of options	1,410	—	—	1,410
Payments made for debt financing costs	—	—	—	—
Proceeds from the issuance of long-term debt	—	—	—	—
Proceeds from the exercise of stock options	—	—	—	—
Contribution from minority interest	—	—	—	—

Net cash used in financing activities	(3,292)	(422)	—	(3,714)

Net increase in cash and cash equivalents	12	74,026	—	74,038
Cash and cash equivalents at beginning of period	779	53,572	—	54,351

Cash and cash equivalents at end of period	$791	$127,598	$—	$128,389

RCN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2004

(Dollars in Thousands)

(Unaudited)

	Predecessor
	Non Guarantor	Guarantor	Eliminations	Consolidated
Cash flows from operating activities
Net loss	$(153,992)	$(40,790)	$40,790	$(153,992)
Income from discontinued operations	—	(1,604)	—	(1,604)
Gain on sale of discontinued operations	—	(88,140)	—	(88,140)

Net loss from continuing operations	(153,992)	(130,534)	40,790	(243,736)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Accretion of discounted debt	2,692	—	—	2,692
Amortization of financing costs	7,851	—	—	7,851
Non-cash stock-based compensation	3,603	99	—	3,702
Depreciation and amortization	—	184,105	—	184,105
Provision for losses on accounts receivable	—	7,542	—	7,542
Equity in income of consolidated entities	40,790	—	(40,790)	—
Equity in income of unconsolidated entities	—	(13,311)	—	(13,311)
Impairments (recoveries) and special charges	—	(1,688)	—	(1,688)
Unrealized appreciation (depreciation) on investments	—	(366)	—	(366)
Net change in working capital	197,868	(114,231)	—	83,637

Net cash (used in) provided by continuing operations	98,812	(68,384)	—	30,428

Cash used in discontinued operations	—	(3,246)	—	(3,246)

Net cash used in operating activities	98,812	(71,630)	—	27,182

RCN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2004

(Dollars in Thousands)

(Unaudited)

(Continued)

	Predecessor
	Non Guarantor	Guarantor	Eliminations	Consolidated
Cash flows from investing activities:
Additions to property, plant and equipment	—	(37,518)	—	(37,518)
(Increase) decrease in short-term investments	—	(68,398)	—	(68,398)
Proceeds from sale of discontinued operations	—	120,203	—	120,203
Discontinued operations	—	(402)	—	(402)
Decrease (increase) in investments restricted for debt service	—	68,398	—	68,398

Net cash provided by investing activities	—	82,283	—	82,283

Cash flows from financing activities:
Repayments of long-term debt	(98,780)	—	—	(98,780)
Payments on capital lease obligations	—	(1,077)	—	(1,077)

Net cash used in financing activities	(98,780)	(1,077)	—	(99,857)

Net increase in cash and cash equivalents	33	9,575	—	9,608
Cash and cash equivalents at beginning of period	746	17,649	—	18,395

Cash and cash equivalents at end of period	$779	$27,224	$—	$28,003

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes for the period ended September 30, 2005 contained in this Quarterly Report on Form 10-Q, and with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 (the “Annual Report”). The application of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code “ (“SOP 90-7”) and our implementation of “fresh start” accounting for periods following our reorganization under Chapter 11 of the Bankruptcy Code make it more difficult to compare our post-emergence operations and results to those for periods prior to the date we filed for protection under Chapter 11 of the Bankruptcy Code. See “Accounting Impact of Reorganization” below.

Cautionary Statement Regarding Forward Looking Statements:

Certain of the statements contained in this Quarterly Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the current views of RCN with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, RCN also provides forward-looking statements in other materials RCN releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in RCN’s Annual Reports on Form 10-K, quarterly reports of Form 10-Q and current reports on Form 8-K filed with the SEC.

Such forward-looking statements are and will be subject to many risks, uncertainties and factors relating to RCN’s operations and the business environment in which RCN operates which may cause its actual results to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause RCN’s actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•	the ability to operate in compliance with the terms of its financing facilities (particularly the financial covenants);

•	the ability to maintain adequate liquidity and produce sufficient cash flow to meet RCN’s capital expenditure plans;

•	the ability to attract and retain qualified management and other personnel;

•	the number of potential customers in a target market and the ability to achieve targeted penetration and average subscriber revenue levels;

•	changes in the competitive environment in which RCN operates;

•	changes in government and regulatory policies;

•	the ability to obtain regulatory approvals and to maintain approvals or franchises previously granted;

•	uncertainty relating to economic conditions generally and in particular affecting the markets in which RCN operates;

•	pricing and availability of equipment, materials, inventory and programming;

•	the ability to meet the requirements in its franchise agreements;

•	the ability to complete acquisitions or divestitures and to integrate any business or operation acquired;

•	the ability to enter into strategic alliances or other business relationships;

•	the ability to overcome significant operating losses;

•	the ability to reduce costs;

•	the ability to develop RCN’s products and services and to penetrate existing and new markets;

•	technological developments and changes in the industry; and

•	the risks discussed in Item 1 “Business-Risk Factors” in RCN’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Overview

We provide local and long distance telephone, video programming (including digital cable and high definition television), and data services (including cable modem, high-speed and dial-up Internet access) primarily to residential customers over a broadband network in densely populated markets in the U.S. Approximately 67% of our customers have two or more of our services (i.e., bundles) with the remainder having only one service. We operate in Boston, New York, eastern Pennsylvania, Chicago, San Francisco, Los Angeles and the Washington, D.C. metropolitan markets. We also served the communities in and around Carmel, New York, until March 9, 2004, when we completed the sale of our Carmel, New York, cable and voice system for approximately $120.2 million in cash before closing adjustments.

On May 27, 2004, we, along with four of our subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) and on August 5 and August 20, 2004, five additional subsidiaries of the Company filed voluntary petitions for reorganization under Chapter 11 (RCN and such subsidiaries are collectively referred to as the “RCN Debtors”). On December 21, 2004 (the “Effective Date”), the RCN Debtors’ joint plan of reorganization (the “Plan”) became effective and the RCN Debtors emerged from Chapter 11. Pursuant to the Plan, our consolidated indebtedness and our debt service requirements were reduced substantially, our capital structure was realigned and substantially all of the new equity of RCN was issued to certain of our former creditors. For more details regarding the Plan, see “Business - RCN’s Chapter 11 Reorganization” in the Annual Report on Form 10-K for the year ended December 31, 2004.

The consolidated financial statements include the accounts of RCN and its consolidated subsidiaries. All intercompany transactions and balances among consolidated entities have been eliminated. On December 21, 2004, we increased our ownership interest in Starpower Communications, LLC (“Starpower”) from 50% to 100%. Starting on December 21, 2004, the assets acquired and assumed liabilities of Starpower were recorded at their respective fair values and our consolidated results of operations included Starpower. Prior to December 21, 2004, RCN accounted for its interest in Starpower under the equity method.

Accounting Impact of Reorganization

Fresh Start Reporting

Our emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and the adoption of “fresh start” reporting in accordance with SOP 90-7. Upon adoption of “fresh start” reporting, a new reporting entity is created for accounting purposes and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. Accordingly, our reported historical financial statements prior to the adoption of “fresh start” reporting for periods ended prior to December 21, 2004 are not comparable to those of Reorganized RCN. In this Quarterly Report on Form 10-Q, references to our operations and cash flows during the periods ended September 30, 2004 refer to the Predecessor.

SOP 90-7 requires that financial statements for the period following the Chapter 11 filing through the bankruptcy confirmation date distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses directly associated with the reorganization and restructuring of the business, including adjustments to fair value assets and liabilities and the gain on the discharge of pre-petition debt, are reported separately as reorganization items, net, in the Predecessor’s consolidated statements of operations.

In accordance with “fresh start” reporting, all assets and liabilities are recorded at their respective fair values as of December 21, 2004. Such fair values represent our best estimates based on independent appraisals and valuations.

In applying “fresh start” reporting, adjustments to reflect the fair value of assets and liabilities, on a net basis resulted in a gain of $173.2 million. The restructuring of our capital structure and resulting discharge of the senior lenders’ pre-petition debt, resulted in a gain of approximately $1,166.0 million. In addition, we incurred $92.6 million in reorganization expenses in 2004, primarily related to legal and professional services.

See Note 3, “Fresh Start Accounting,” to our Unaudited Condensed Consolidated Financial Statements for a description of the impact of “fresh start” accounting on the Successor’s consolidated balance sheet on the Effective Date. As a result of these changes to the capital structure, Reorganized RCN’s interest expense and preferred dividend obligations will be significantly less than we incurred in periods prior to our reorganization.

Reclassifications

Effective on January 1, 2005, RCN changed the classifications of certain expenses from operating and selling, general and administrative to direct expenses. Management feels expenses for pole rental, right-of-way use fees and plant utilities are directly related to generating revenue and therefore are properly classified as direct expenses. This resulted in an increase in direct costs of $2.3 million and a corresponding decrease in selling, general and administrative costs for the three months ended September 30, 2004 (Predecessor) and an increase in direct cost of $6.8 million with a corresponding decrease in selling, general and administrative costs for the nine months ended September 30, 2004 (Predecessor). Certain other reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Segment Reporting

We view our business of providing bundled communications services to residential and commercial customers as one business segment. Included among these bundled services are video, data and voice communications. All services are provided from the same telecommunications backbone. No separate asset information is maintained or reviewed. Residential customers, including dial-up data subscribers, provide approximately 95% of our consolidated revenues. We believe RCN can aggregate these revenue streams under the quantitative and qualitative thresholds defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Overview of Operations

Approximately 99% of our revenue for the nine months ended September 30, 2005 is attributable to monthly telephone line service charges, local toll, special features and long-distance telephone service fees, monthly subscription fees for basic, premium, and pay-per-view cable television services, and fees for high-speed data services, dial-up telephone modems, web hosting and dedicated access. The remaining 1% of revenue is derived mostly from reciprocal compensation.

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

Key customer performance measures are Revenue Generating Units (“RGUs”), Average Revenue per Customer (“ARPC”), and Average RGUs per Customer. These metrics are closely monitored each month to track sales and revenue performance.

The following tables summarize RGUs, Customers, ARPC and average RGU’s per Customer. All amounts include Starpower Communications LLC as though owned 100% by RCN for all periods presented. The decline in video RGUs is due in part to management’s strategy to dispose or allow attrition of underperforming assets.

	RGUs as of September 30,
	Successor 2005	Predecessor 2004	Fav/ (unfav) Variance	Var %
Video	371,000	386,000	(15,000)	-3.9%
Data	238,000	217,000	21,000	9.7%
Voice	275,000	281,000	(6,000)	-2.1%

Total	884,000	884,000	—	0.0%

	Customer Measures for the three months ended September 30,
	Successor 2005	Predecessor 2004	Fav/ (unfav) Variance	Var %
Customers at end of period	411,000	429,000	(18,000)	-4.2%
Average Revenue per Customer (monthly)	$102	$96	$6	6.3%
Average RGUs per Customer (monthly)	2.1	2.0	0.1	5.0%

A Customer is a residential household or small business that has at least one video, high-speed data or local voice connection. Dial-up Internet and long distance voice only customers are not included. For bulk arrangements in MDUs, a Customer is included if they pay for additional services beyond those included in the bulk arrangement or if a service relationship exists with the end-user of our service. Small businesses are counted as Customers. Delinquent accounts are generally disconnected and no longer counted as Customers after a set period of time in accordance with our credit and disconnection policies. Courtesy accounts are not counted as Customers unless the customer subscribes to and pays for a recurring monthly service in addition to the free service they receive.

RGUs are calculated as the sum of all basic video, high-speed data, and voice connections. Dial-up Internet service and long distance voice service are not included. Additional telephone lines are each counted as a RGU, but additional room hook-ups for video service are not counted. Digital video packages are not counted as additional RGUs. For bulk arrangements in MDUs, the number of RGUs is based on the number of basic video, high-speed data and voice connections provided in that MDU. Services provided to small businesses are included as RGUs. Delinquent accounts are generally disconnected and no longer counted as RGUs after a set period of time in accordance with our credit and disconnection policies. RGUs may include customers receiving some initial services for free or at a reduced rate in connection with promotional offers or bulk arrangements. RGUs provided free of charge under courtesy account arrangements are not counted, but additional services paid for are counted.

Average Revenue per Customer is calculated as total residential revenue during a period (excluding dial-up revenues and reciprocal compensation) divided by the average number of Customers for the period.

Average RGUs per Customer is calculated by dividing the total average number of RGUs during a period by the average number of residential customers for the period.

Results of Operations

The financial information presented in this report comprises the unaudited condensed consolidated financial information of Successor for the three and nine months ended September 30, 2005 and Predecessor for the three and nine months ended September 30, 2004. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that would have resulted had Predecessor not been accounted for as a going concern.

Three months ended September 30, 2005 (Successor) compared to three months ended September 30, 2004 (Predecessor)

	Three Months ended September 30,
	RCN 2005 (Unaudited)	RCN 2004 (Unaudited)	Starpower 2004 (Unaudited)	Combined 2004 (Unaudited)
Revenues	$138,809	$121,358	$19,360	$140,718
Costs and expenses:
Direct expenses	47,568	47,860	6,127	53,987
Selling, general and administrative	67,965	63,491	9,734	73,225
Non-cash stock-based compensation	3,974	1,069	—	1,069
Non-cash issuance of warrants	—	—	—	—
Impairments, exit costs and restructuring	4,310	(1,450)	—	(1,450)
Depreciation and amortization	48,732	55,691	6,442	62,133

Operating loss	(33,740)	(45,303)	(2,943)	(48,246)
Investment income	1,491	633	24	657
Interest expense	10,712	15,499	—	15,499
Gain (loss) on sale of assets	35	—	(429)	(429)
Other income (expense), net	853	(304)	25	(279)

Loss from continuing operations before reorganization items and income taxes	(42,073)	(60,473)	(3,323)	(63,796)
Reorganization items, net	—	12,947	—	12,947
Income tax provision	14	—	—	—

Loss from continuing operations before equity in unconsolidated entities	(42,087)	(73,420)	(3,323)	(76,743)
Equity in loss of unconsolidated entities	—	(1,661)	—	(1,661)
Minority interest in loss of consolidated entities	—	—	—	—

Net loss from continuing operations	(42,087)	(75,081)	(3,323)	(78,404)
Loss from discontinued operations, net of tax	(10)	(364)	—	(364)

Net loss before cumulative effect of change in accounting principle	(42,097)	(75,445)	(3,323)	(78,768)
Cumulative effect on prior years of retroactive application of a change in accounting for legal fees, net of tax	—	—	—	—
Preferred dividend and accretion requirements

Net loss attributable to common stockholders	$(42,097)	$(75,445)	$(3,323)	$(78,768)

Revenues

Revenue increased $17.5 million, or 14%, to $138.8 million for the three months ended September 30, 2005 (Successor) compared to the three months ended September 30, 2004 (Predecessor) primarily due to the acquisition of the remaining 50% interest in Starpower. Excluding the impact of the consolidation of Starpower, revenue decreased $1.9 million, or 1%. The decrease was mainly due to a decrease in the number of customers from approximately 429,000 to 411,000, which resulted in a decline of $5.6 million. Also contributing to the decrease was lower dial-up revenue , lower reciprocal compensation revenue and the elimination of our video programming development business, RCN Entertainment (“RCNE”), at the end of 2004. Dial-up revenue, which is reported in data, decreased by $2.3 million as the number of dial-up customers continued to decline. Reciprocal compensation revenue, which is impacted to a large degree by dial-up service, decreased $0.5 million. Revenue of RCNE in the third quarter of 2004 was $1.7 million.

Offsetting the above declines was an improvement in Average Revenue per Customer, which resulted in increased revenue of $7.7 million driven primarily by an improvement in Average RGUs per Customer from 2.0 to 2.1 due to higher cable modem penetration. Also contributing to the increased revenue was an average 4% price increase for the basic video tier and higher digital penetration due to a network upgrade in our Chicago market.

	Revenue
	for the three months ended September 30,
	Successor 2005	Predecessor 2004	Starpower 2004	Combined 2004	Fav/ (unfav) Variance
Video	$63,619	$55,475	$7,417	$62,892	$727
Data	33,630	25,406	6,930	32,336	1,294
Voice	36,184	35,005	3,777	38,782	(2,598)
Reciprocal Compensation	1,523	1,485	577	2,062	(539)
Other	3,853	3,987	659	4,646	(793)

Total	$138,809	$121,358	$19,360	$140,718	$(1,909)

Direct Expenses

Direct expenses decreased $0.3 million, or 0.6%, to $47.6 million for the three months ended September 30, 2005 (Successor) compared to the three months ended September 30, 2004 (Predecessor). Excluding the impact of the consolidation of Starpower, direct expenses decreased $6.4 million, or 12%. Significant contributors to the decline in direct costs were a reduction in certain accrued interconnection fees, more favorable contract pricing from vendors and network optimization. Also contributing to the decrease was the elimination of our video programming development business, RCNE, at the end of 2004. Direct costs of RCNE in the third quarter of 2004 were $1.6 million. The third quarter of 2005 included a benefit of $2.0 million primarily related to a billing settlement for UNE loops and a reciprocal compensation settlement. Excluding the impact of these benefits, RCNE and the consolidation of Starpower, direct costs declined $2.8 million or 5%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.4 million, or 7%, to $68.0 million for the three months ended September 30, 2005 (Successor) compared to the three months ended September 30, 2004 (Predecessor) due to the acquisition of the remaining 50% interest in Starpower. Excluding the impact of the consolidation of Starpower, selling, general and administrative expenses decreased $5.3 million or 7%.

Included in selling, general and administrative expenses in the third quarter of 2004 are benefits totalling $6.6 million including $4.0 million related to franchise settlements, $1.7 million related to the reversal of our short-term incentive plan and a credit of approximately $0.9 million related to transition services reimbursements received from the purchaser of our Carmel cable system. For the third quarter of 2005, selling, general and administrative expenses included net benefits totaling $2.0 million related to settlement of litigation, non-income tax audits and reduced labor costs. Excluding the impact of these benefits and the acquisition of Starpower, selling, general and administrative expenses declined $9.9 million or 12%.

The decline in selling, general and administrative expenses was due to our continued reduction of operating expenses. The savings related in part to reduced salaries and related employee costs of $5.1 million. Average employee headcount was down by 375 across all functional areas. Marketing and advertising expense is down $2.0 million. Other reductions related to bad debt, insurance and telephone expenses totaled $4.1 million. Offsetting the reductions in selling, general and administrative expenses were increased outside labor of $1.3 million.

	SG&A
	for the three months ended September 30,
	Successor 2005	Predecessor 2004	Starpower 2004	Combined 2004	Fav/(unfav) Variance
Network operations	$25,647	$21,609	$3,376	$24,985	$(662)
Sales and marketing	13,466	13,242	1,878	15,120	1,654
Customer service	5,092	5,684	1,243	6,927	1,835
General and administrative	23,760	22,956	3,237	26,193	2,433

Total SG&A	$67,965	$63,491	$9,734	$73,225	$5,260

Non-Cash Stock-Based Compensation

In the second quarter of 2005, the board of directors approved our 2005 Stock Compensation Plan (“Stock Plan”) which was approved by our stockholders in July 2005. The Stock Plan allows for the issuance of up to 10%, or 4,636,619 shares, of our stock, on a fully diluted basis, in the form of stock options or restricted stock. During the third quarter we granted 717,242 shares of restricted stock to our non-executive board members and certain executives. We also granted 3,286,259 stock options to a broad category of employees. Total non-cash stock-based compensation expense recognized for the three months ended September 30, 2005 was $4.0 million using the Black-Scholes and lattice model valuation methods. The Company expects to recognize between $5.0 million and $5.5 million of non-cash compensation expense per quarter related to its Stock Plan.

Impairments, Exit Costs and Restructuring

We continually review our facility requirements against lease obligations to identify excess space and opportunities to consolidate, exit or sublease excess facilities. As facilities are vacated, we recognize exit costs in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”). During the three months ended September 30, 2005 (Successor), we recognized an $0.8 million reduction of accrued exit costs due to changes in the estimated cash flows because of our ability to sublet properties at a more favorable rate than we originally estimated. We also recorded a $4.6 million adjustment to our deferred rent accrual, which we recorded upon our emergence from bankruptcy, as we have exited several properties and renegotiated or terminated several leases. During the three months ended September 30, 2004, we recognized $3.4 million of recoveries resulting from settlements and changes in estimates related to certain lease obligations as a result of negotiations with landlords and/or better than expected sublease rentals.

In July, 2005, we announced that in the second quarter of 2006, we will be closing our former headquarters facility in Princeton, NJ, which currently contains approximately 120 employees and contractors in finance, information technology, legal, human resources and other corporate functions. Most of these functions will be performed in our Herndon, VA headquarters location. Certain employees have been offered the opportunity to relocate to the Herndon, VA office, others have been offered retention and severance benefits to remain in place through the transition, and the remainder have been reassigned to other RCN office locations in Pennsylvania and New York. We expect the total cost of relocation, severance and retention benefits to be approximately $2 million to $3 million, of which $0.5 million was recorded in the third quarter. The remaining expense will be recorded over the next three quarters. We also expect to incur recruiting and other costs related to the move. In addition, hawse have recorded incremental depreciation expense of approximately $2.8 million in the third quarter, and expects to record incremental depreciation expense of $3.0 million in the fourth quarter of 2005 and $3.0 million in the first quarter of 2006, due to adjusting the remaining useful lives of leasehold improvements and other fixed assets to reflect the expected closing date. We expect the total headcount and related expense for these functions to be slightly lower following the transition.

Depreciation and Amortization

Depreciation and amortization expense decreased $7.0 million, or 12.4%, to $48.7 million for the three months ended September 30, 2005 (Successor) compared to the three months ended September 30, 2004 (Predecessor). Excluding the impact of the consolidation of Starpower, depreciation and amortization decreased $13.4 million or 21.6%. The net decrease is due, in part, to the effect of the fresh start accounting revaluation of assets upon emergence from Chapter 11 bankruptcy (see Note 3, Fresh Start Accounting). The decrease is offset by an incremental $2.8 million of depreciation expense recorded due to the adjustment of the remaining lives of leasehold improvements and other fixed assets in the former headquarters which the Company has announced it will close in the second quarter of 2006.

Investment Income

Investment income increased $0.9 million, or 136%, to $1.5 million for the three months ended September 30, 2005 (Successor) compared to September 30, 2004 (Predecessor) due to an increase in return earned on investments.

Interest Expense

Interest expense decreased by $4.8 million, or 31%, to $10.7 million for the three months ended September 30, 2005 (Successor) compared to the three months ended September 30, 2004 (Predecessor). This decrease is primarily due to the restructuring of debt during the fourth quarter of 2004. Outstanding debt at September 30, 2005 was $491.8 million compared to $1,557.9 million at September 30, 2004. The debt canceled in bankruptcy had interest rates of 9.8% to 11.125%. Debt outstanding as of September 30, 2005 had a weighted-average interest rate of 8.25%.

Other Income

Other income consists of the reversal of $0.4 million of deferred reorganization costs accrued in bankruptcy that were expunged, settled or otherwise settled in July 2005. Other income also consists of $0.3 million from the reversal of state sales and use tax audit reserves, which were settled on more favorable terms than originally estimated.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities decreased $1.7 million or 100.0% for the three months ended September 30, 2005. On December 21, 2004, we acquired the 50% remaining interest in Starpower we did not already own. Prior to the acquisition, we accounted for our 50% interest in Starpower under the equity method. The results of Starpower are consolidated in our financial statements for the three months ended September 30, 2005, whereas they are reported as equity in income of unconsolidated entities for the three months ended September 30, 2004.

We have a 48.93% interests in both Megacable, S.A. de C.V., a cable television and high-speed data services provider in certain portions of Mexico (“Megacable”), and Megacable Communicaciones de Mexico S.A. (“MCM”), a provider of local voice and high-speed data services in Mexico City. We account for these investments under the equity method. Over the past several years, Megacable and MCM have not provided their financial statements to us on a timely basis. In August, 2005 we received unaudited financial statements for Megacable for the year ended December 31, 2004, and in October 2005, we received audited financial statements for the year ended December 31, 2004 as well as unaudited financial statements for the three months ended March 31, 2005 and June 30, 2005. Megacable has not yet provided financial statements for the three and nine-month periods ended September 30, 2005 and MCM has not provided us with any financial statements for 2004 or 2005. The financial statements provided by Megacable do not comply with all of the requirements for financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). For example, Megacable’s audited financial statements indicated that it had not properly adopted SFAS 142, “Goodwill and Other Intangible Assets,” SFAS 144, “Accounting for Impairment of Long Lived Assets,” SFAS 141, “Business Combinations,” and FIN 46R, “Consolidation of Variable Interest Entities”; in addition, Megacable did not prepare a statement of cash flows for 2003. Because our access to information has been limited by Megacable management, hawse have not been able to reconcile Megacable’s financial statements to US GAAP nor have we been able to complete other due diligence procedures to determine the reliability of Megacable’s interim financial statements.

We have not recorded any income or loss on our investments in Megacable and MCM for the three or nine-month periods ended September 30, 2005 (Successor). We are making efforts to complete the US GAAP reconciliation and other due diligence procedures as quickly as possible. Subject to completion of these procedures, we expect to record our share of Megacable’s income, if appropriate, in the fourth quarter of 2005. We have recorded no income on its investments in Megacable and MCM for the three months ended September 30, 2004 (Predecessor), and $17.2 million for the nine months ended September 30, 2004 (Predecessor).

Despite our receipt of the financial information described above and recent discussions with management, Megacable has yet to appoint RCN’s new representatives to its board of directors and management committees. We will continue to work actively with Megacable to get these seats appointed and to obtain complete US GAAP financial statements on a timely basis.

Discontinued Operations

On March 8, 2004, we completed the sale of our Carmel, NY (“Carmel”) cable system for proceeds of approximately $120.2 million and recorded a gain on the sale of approximately $89.8 million. Carmel had approximately 30,000 customers when it was sold. In accordance with SFAS 144, the results of operations for Carmel are reported as discontinued operations. Income from the Carmel cable system was $0.3 million for the three months ended September 30, 2004 (Predecessor).

Nine months ended September 30, 2005 (Successor) compared to nine months ended September 30, 2004 (Predecessor)

	Nine Months ended September 30,
	RCN 2005 (Unaudited)	RCN 2004 (Unaudited)	Starpower 2004 (Unaudited)	Combined 2004 (Unaudited)
Revenues	$421,044	$363,899	$58,900	$422,799
Costs and expenses:
Direct expenses	149,338	137,721	18,159	155,880
Selling, general and administrative	205,492	182,697	29,197	211,894
Non-cash stock-based compensation	3,974	3,702	—	3,702
Non-cash issuance of warrants	564	—	—	—
Impairments, exit costs and restructuring	3,697	(1,688)	—	(1,688)
Depreciation and amortization	140,664	184,105	19,363	203,468

Operating loss	(82,685)	(142,638)	(7,819)	(150,457)
Investment income	4,007	2,218	52	2,270
Interest expense	31,331	87,112	—	87,112
Gain (loss) on sale of assets	2,758	—	(429)	(429)
Other income (expense), net	2,461	129	25	154

Loss from continuing operations before reorganization items and income taxes	(104,790)	(227,403)	(8,171)	(235,574)
Reorganization items, net	—	29,644	—	29,644
Income tax provision	695	—	—	—

Loss from continuing operations before equity in unconsolidated entities	(105,485)	(257,047)	(8,171)	(265,218)
Equity in income of unconsolidated entities	—	13,311	—	13,311

Net loss from continuing operations	(105,485)	(243,736)	(8,171)	(251,907)
Income from discontinued operations, net of tax	38	89,744	—	89,744

Net loss before cumulative effect of change in accounting principle	(105,447)	(153,992)	(8,171)	(162,163)
Cumulative effect on prior years of retroactive application of a change in accounting for legal fees, net of tax	2,600	—	—	—
Preferred dividend and accretion requirements	—	52,902	—	52,902

Net loss attributable to common stockholders	$(102,847)	$(206,894)	$(8,171)	$(215,065)

Revenues

Revenue increased $57.1 million, or 15.7%, to $421.0 million for the nine months ended September 30, 2005 (Successor) compared to the nine months ended September 30, 2004 (Predecessor) primarily due to the acquisition of the remaining 50% interest in Starpower. Excluding the impact of the consolidation of Starpower, revenue decreased $1.8 million, or 0.4%. The decrease was due mainly to the decline in customers from approximately 429,000 to 411,000. This accounted for a revenue decline of $14.2 million. Also contributing to the decline was lower dial-up revenue, lower reciprocal compensation revenue and the elimination of our video programming development business, RCNE, at the end of 2004. Dial-up revenue, which is reported in data, decreased by $7.8 million as the number of dial-up customers continued to decline. Reciprocal compensation revenue, which is impacted to a large degree by dial-up service, decreased $0.5 million. Revenue of RCNE for the first nine months of 2004 was $2.7 million.

Offsetting the above decline was an increase in the Average Revenue per Customer from $95 to $101. The improvement in Average Revenue per Customer resulted in increased revenue of $23.6 million which was driven primarily by an improvement in Average RGUs per Customer from 2.0 to 2.1 due to higher cable modem penetration. Also contributing to the increased revenue was an average 4% price increase for the basic video tier and higher digital penetration due to a network upgrade in our Chicago market.

	Revenue
	for the nine months ended September 30,
	Successor 2005	Predecessor 2004	Starpower 2004	Combined 2004	Fav/(unfav) Variance
Video	$191,421	$164,271	$21,870	$186,141	$5,280
Data	101,929	78,201	22,083	100,284	1,645
Voice	111,041	106,668	11,367	118,035	(6,994)
Reciprocal Compensation	4,884	5,289	1,861	7,150	(2,266)
Other	11,769	9,470	1,719	11,189	580

Total	$421,044	$363,899	$58,900	$422,799	$(1,755)

Direct Expenses

Direct expenses increased $11.7 million, or 8%, to $149.3 million for the nine months ended September 30, 2005 (Successor) compared to the nine months ended September 30, 2004 (Predecessor) due to the acquisition of the remaining 50% interest in Starpower. Excluding the impact of the consolidation of Starpower, direct expenses decreased $6.6 million, or 4%. The first nine months of 2004 included a $1.6 million settlement with our provider of Caller Name Identification services (CNAM), which resulted in a credit for past over-billings. The first nine months of 2005 included benefits of $2.9 million primarily due to settlements related to billing for UNE loops, reciprocal compensation and from our data provider. Also included in the first nine months of 2004 were costs associated with our video programming development division, RCNE, which was eliminated. Direct costs of RCNE for the first nine months of 2004 were $2.4 million. Excluding the impact of these items in the first nine months of 2004 and 2005, and the acquisition of Starpower, direct expenses declined $3.8 million. Significant contributors to a decline in direct costs were a reduction in certain accrued interconnection fees, more favorable contract pricing from vendors and network optimization.Offsetting the declines in direct costs was an increase in video programming expenses of $4.0 million due to a 6% increase in average programming costs per subscriber, offset by the decline in total customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $22.8 million, or 12.5%, to $205.5 million for the nine months ended September 30, 2005 (Successor) compared to the nine months ended September 30, 2004 (Predecessor) due to the acquisition of the remaining 50% interest in Starpower. Excluding the impact of the consolidation of Starpower, selling, general and administrative expenses decreased $6.4 million, or 3%. Selling, general and administrative expenses for the first nine months of 2004 included $17.5 million in benefits. During the nine months ended September 30, 2004, $10.0 million of expense was reversed for amounts associated with the elimination of the Chairman’s Bonus Plan and other incentive plans. Additionally, the Company reached favorable settlements on disputed property taxes, franchise agreements and litigation and reversed provisions totaling $7.5 million. For the first nine months of 2005, selling, general and administrative expenses included benefits totaling $2.0 million related to settlements of litigation, non-income tax audits and reduced labor costs. Also, the first nine months of 2004 and 2005 included credits of approximately $1.7 million in 2004 and $0.5 million in 2005 related to transition services reimbursements received from the purchaser of our Carmel cable system. Excluding the impact of these benefits in the first nine months of 2004 and 2005, and the acquisition of Starpower, selling, general and administrative expenses declined $27.1 million or 10%.

The decline in selling, general and administrative expenses was due to our continued reduction of operating expenses. The savings related in part to reduced salaries and related employee costs of $17.3 million. Average employee headcount was down by 438 across all functional areas. Marketing and advertising decreased by $3.1 million. Other reductions related to insurance, telephone expenses in customer service and bad debt totaled $6.0 million. Offsetting the reductions was increased legal fees of $2.2 million, due in part to the preparation of several SEC filings which all occurred during the first nine months of 2005.

	SG&A
	for the nine months ended September 30,
	Successor 2005	Predecessor 2004	Starpower 2004	Combined 2004	Fav/(unfav) Variance
Network operations	$72,683	$65,683	$10,206	$75,889	$3,206
Sales and marketing	36,735	35,400	4,957	40,357	3,622
Customer service	15,661	19,133	4,787	23,920	8,259
General and administrative	80,413	62,481	9,247	71,728	(8,685)

Total	$205,492	$182,697	$29,197	$211,894	$6,402

Non-Cash Stock-Based Compensation

In the second quarter of 2005, the board of directors approved our 2005 Stock Compensation Plan (“Stock Plan”) which was approved by our stockholders in July 2005. The Stock Plan allows for the issuance of up to 10%, or 4,636,619 shares, of our stock, on a fully diluted basis, in the form of stock options or restricted stock. During the third quarter, we granted 717,242 shares of restricted stock to our non-executive board members and certain executives. We also granted 3,286,259 stock options to a broad category of employees. Total non-cash stock-based compensation expense recognized for the nine months ended September 30, 2005 were $4.0 million using the Black-Scholes and lattice model valuation methods. The Company expects to recognize between $5.0 million and $5.5 million of non-cash compensation expense per quarter related to its Stock Plan.

Warrants

The Plan authorized us to issue warrants to the former stockholders of Old RCN to purchase an aggregate of 735,119 shares of RCN’s Common Stock. Each warrant allows the holder to purchase one share of our common stock for a price of $34.16. The warrants expire on December 21, 2006. During the nine months ended September 30, 2005, we issued 187,910 of these warrants and recorded $0.6 million of expense using the Black-Scholes valuation model.

Impairments, Exit Costs and Restructuring

During the nine months ended September 30, 2005, we recorded exit costs of $10.5 million as we vacated major facilities in Manhattan, NY, Princeton, NJ, and suburban Philadelphia, PA. We also reversed $7.4 million in deferred rent that was recorded on these facilities upon emergence from bankruptcy. In addition the Company recorded $0.5 million of retention and severance cost due to the planned closure of our former headquarters facility. Please see our more detailed discussion of impairments, exit costs and restructuring in the results of operations for the three months ended September 30, 2005.

Depreciation and Amortization

Depreciation and amortization expense decreased $43.4 million, or 23.6%, to $140.7 million for the nine months ended September 30, 2005 (Successor) compared to the nine months ended September 30, 2004 (Predecessor). Excluding the impact of the consolidation of Starpower, depreciation and amortization decreased $62.8 million or 30.9%. The net decrease is due, in part, to the effect of the fresh start accounting revaluation of assets upon emergence from Chapter 11 bankruptcy (see Note 3, Fresh Start Accounting). The decrease is also due to the change in the estimated life of capitalized technical labor and equipment on new home installations in the first nine months of 2004 which had a disproportionate effect on that period. The decrease is offset by an incremental $2.8 million of depreciation expense recorded due to the adjustment of the remaining lives of leasehold improvements and other fixed assets in the former headquarters which the company has announced it will close in the second quarter of 2006.

Investment Income

Investment income increased $1.8 million, or 81%, to $4.0 million for the nine months ended September 30, 2005 (Successor) compared to September 30, 2004 (Predecessor) due to an increase in return earned on investments.

Interest Expense

Interest expense decreased by $55.8 million, or 64%, to $31.3 million for the nine months ended September 30, 2005 (Successor) compared to the nine months ended September 30, 2004 (Predecessor). This decrease is primarily due to the restructuring of debt during the fourth quarter of 2004. Outstanding debt at September 30, 2005 was $491.8 million compared to $1,557.9 million at September 30, 2004. The debt canceled in bankruptcy had interest rates of 9.8% to 11.125%. Debt outstanding as of September 30, 2005 had a weighted-average interest rate of 8.25%.

Gain on sale of assets

Gain on sale of assets of $2.8 million for the nine months ended September 30, 2005 (Successor), consists primarily of $2.4 million of gains related to the sales of approximately 3,300 off-net video subscribers in the New York market.

Other income, net

Other income of $2.5 million for the nine months ended September 30, 2005 (Successor), includes a $0.8 million settlement from a vendor for reimbursement of costs we incurred removing and reinstalling faulty equipment they supplied. Also included in other income is $0.4 million of deferred reorganization costs accrued in bankruptcy that were expunged, settled or otherwise settled in July 2005 and $0.3 million from the reversal of state sales and use tax audit reserves, which were settled on more favorable terms than originally estimated.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities decreased $13.3 million or 100.0% for the nine months ended September 30, 2005. On December 21, 2004, we acquired the 50% remaining interest in Starpower we did not already own. Prior to the acquisition, we accounted for our 50% interest in Starpower under the equity method. The results of Starpower are consolidated in our financial statements for the three months ended September 30, 2005, whereas they are reported as equity in income of unconsolidated entities for the three months ended September 30, 2004.

We recorded no income on our investments in Megacable and MCM for the three months ended September 30, 2004 (Predecessor), and $17.2 million for the nine months ended September 30, 2004 (Predecessor). Please see our more detailed discussion of Megacable and MCM in the results of operations for the three months ended September 30, 2005.

Discontinued Operations

On March 8, 2004, we completed the sale of our Carmel, NY (“Carmel”) cable system for proceeds of approximately $120.2 million. Carmel had approximately 30,000 customers when it was sold. In accordance with SFAS 144, the results of operations for Carmel are reported as discontinued operations. Income from the Carmel cable system was $89.7 million for the nine months ended September 30, 2004, including a gain on the sale of $88.1 million.

Liquidity and Capital Resources

	September 30, 2005	December 31, 2004
	(dollars in thousands)
Cash, cash equivalents and short-term investments	$153,997	$163,964
Debt (including current maturities and capital lease obligations)	491,840	493,568

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $11.1 million in the three months ended September 30, 2005 (Successor) compared to net cash provided by operating activities of $31.9 million in the three months ended September 30, 2004 (Predecessor). The difference was mainly a result of working capital changes partly offset by improved net loss from continuing operations. Working capital increased by $11.7 million for the three months ended September 30, 2005 as compared to the $42.9 million decrease in working capital for the three months ended September 30, 2004.

Net cash provided by operating activities was $35.9 million in the nine months ended September 30, 2005 (Successor) compared to net cash provided by operating activities of $27.2 million in the nine months ended September 30, 2004 (Predecessor). The difference was mainly a result of improved net loss from continuing operations partly offset by working capital changes. Working capital increased by $8.8 million for the nine months ended September 30, 2005. Interest expense in the nine months ended September 30, 2005 was $55.8 million lower than in the comparable period in 2004, but the effect on cash was mitigated as a result of waivers that we received on $50.1 million of interest payments that were due in the nine months ended September 30, 2004. The resulting increase in interest payable was the principal factor contributing to the $83.3 million decrease in working capital that occurred during the nine months ended September 30, 2004.

Cash Provided by Investing Activities

Net cash used in investing activities was $37.8 million in the three months ended September 30, 2005, reflecting additions to property, plant and equipment of $29.7 million and a $8.4 million increase in short-term investments and investments restricted for debt offset by proceeds of $0.3 million from the sale of assets. In comparison, cash used in investing activities in the three months ended September 30, 2004 was $12.3 million reflecting $12.3 million in additions to property, plant and equipment.

Net cash provided by investing activities was $41.9 million in the nine months ended September 30, 2005, reflecting a $90.9 million decrease in short-term investments and investments restricted for debt partly offset by additions to property, plant and equipment of $53.7 million. In comparison, cash provided by investing activities in the nine months ended September 30, 2004 was $82.3 million reflecting $120.2 million in proceeds from the sale of our Carmel Cable system partly offset by $37.5 million in additions to property, plant and equipment.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $1.8 million in the three months ended September 30, 2005 (Successor), compared to $14.5 million in three months ended September 30, 2004 (Predecessor). The change was primarily due to a reduction in debt repayments from $14.2 million in the three months ended September 30, 2004 (Predecessor), to $3.1 million in the three months ended September 30, 2005 (Successor).

Net cash used in financing activities was $3.7 million in the nine months ended September 30, 2005 (Successor), compared to $99.9 million in the nine months ended September 30, 2004 (Predecessor). The change was primarily due to a reduction in debt repayments from $98.8 million in the nine months ended September 30, 2004 (Predecessor), to $4.7 million in the nine months ended September 30, 2005 (Successor).

We believe that our available cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to fund our existing operations, planned capital spending and other commitments over the next twelve months. If our operating performance differs significantly from our forecasts, we may be required to reduce our operating expences and curtail capital spending, and we may not remain in compliance with our debt covenants.

From time to time, we may evaluate certain strategic actions that would enhance our value, including selling assets and acquiring or merging with another entity. Under the terms of our credit facility, the proceeds of asset sales are required, with certain exceptions, to be used to pay down the credit facility. Acquisitions or mergers would require approval of our current lenders and in certain cases, our current stockholders. As of September 30, 2005, we have utilized all of our committed borrowing capacity. We have no assurance that our lenders and stockholders would give us approval to persue acquisitions or mergers, nor can we be assured that we would be able to raise any funds necessary to undertake such acquisitions or mergers at terms favorable to us, if at all.

Description of Outstanding Debt

As of September 30, 2005, our total debt was approximately $491.8 million, including $3.6 million of capital leases. The following is a description of the debt and the significant terms contained in the related agreements.

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

Covenants

We are subject to certain covenants and restrictions on our debt agreements. As of September 30, 2005 we were in compliance with all covenants and expect to remain so for the remainder of 2005.

Letters of Credit

We have approximately $28.6 million of letters of credit as of September 30, 2005 relating to our workmen’s compensation and employee liability insurance policies, real estate lease obligations and license and permit obligations to governmental agencies. Approximately $5.2 million of these requirements are collateralized with restricted cash, as reflected in restricted investments in our Unaudited Consolidated Financial Statements.

From time to time, we and certain of our wholly-owned subsidiaries may enter into guarantees on behalf of other wholly-owned subsidiaries.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change to the information required under this item from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004. Refer to our December 31, 2004 Annual Report on Form 10-K for information regarding quantitative and qualitative disclosures about market risk.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are intended to ensure that information required to be disclosed in our reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that such information is accumulated and communicated to us, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

During the first nine months of 2005, we have implemented additional controls and procedures in order to address the material weaknesses related to lease accounting and the reconciliation of general ledger account balances. Although improvements have been made, we continue to review all of our controls to remediate the weaknesses previously reported and to strengthen our overall internal control environment. In addition, we have received audited financial statements from Megacable, but not MCM, for the year ended December 31, 2004. We have also received unaudited financial statements for the three months ended March 31, 2005 and for the three and six month periods ended June 30, 2005. These financial statements do not comply with all of the requirements of financial statements prepared in accordance with US GAAP. We are making efforts to reconcile these financial statements with US GAAP and perform other due diligence procedures to ensure their reliability prior to recording our income under the equity method.

Our CEO and CFO evaluated the effectiveness of the our disclosure controls and procedures in place at the end of the period covered by this quarterly report pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the CEO and the CFO concluded that although progress has been made to remediate the weaknesses that existed at December 31, 2004, RCN’s disclosure controls and procedures (as defined in the Exchange Act Rule 13 (a)-15 (e)) were not effective as of September 30, 2005.

We have announced that we are closing our former headquarters in Princeton, NJ in the second quarter of 2006. We have offered retention packages to certain key employees to help with the transition of all functions, including financial reporting, to our Herndon, VA headquarters or other RCN locations. There can be no guarantee that these key employees will remain through the transition period. If certain of these Key employees do not remain through the transition period, our internal control environment could be adversely impacted.

Except as noted above, there have not been any changes in the our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

Claims by Kemper Insurance

On or about November 9, 2004, Kemper Insurance (including its affiliated companies, American Motorists Insurance Company, Lumbermen’s Mutual Casualty Company, American Protection Insurance Company, and American Manufacturing Mutual Company (collectively, “Kemper”)) filed general unsecured proofs of claim in an unliquidated amount in the Chapter 11 cases (the “Kemper Proofs of Claim”). Through the Kemper Proofs of Claim, Kemper seeks an unliquidated amount for unpaid premiums and other charges in connection with certain insurance policies, claims processing agreements and other agreements between Kemper and one or more of the RCN Debtors. RCN believes that claims alleged by the Kemper Proofs of Claim are without merit. To the extent that any money is in fact owed to Kemper, the RCN Debtors further believe that such amounts are owed solely by RCN and that none of RCN’s subsidiaries are liable for such amounts. On September 28, 2004, the RCN Debtors filed an objection to the Kemper Proofs of Claim. Since the filing of the objection, RCN and Kemper entered an agreement dated March 28, 2005 to consensually resolve the Kemper claims and the Bankruptcy Court approved a stipulation on June 13, 2005 resolving the Kemper Proof of Claim. Management does not believe this settlement will have a material impact on the financial position of RCN.

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

The Plaintiffs have since filed a notice of voluntary dismissal pertaining to the current directors.

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

Item 4. Submission of Matters to a Vote of Security Holders

The stockholders of the Company voted on four items of business at the Annual Meeting of Stockholders held on July 19, 2005:

1.	A proposal to elect seven Directors to serve for a term of one year;

2.	A proposal to ratify the appointment of Friedman LLP as independent registered public accounting firm of RCN for fiscal year ending December 31, 2005;

3.	A proposal to approve and adopt the Senior Executive Annual Bonus Plan; and

4.	A proposal to approve and adopt the 2005 Stock Compensation Plan.

The nominees for director were elected based upon the following votes:

NOMINEE	VOTES FOR	VOTES WITHHELD
James F. Mooney	34,306,739	15,442
Peter C. Aquino	34,306,739	15,442
Benjamin C. Duster, IV	34,306,739	15,442
Lee S. Hillman	34,241,705	80,476
Michael E. Katzenstein	34,306,739	15,442
Theodore H. Schell	34,306,739	15,442
Daniel Tseung	34,306,415	15,766

The proposal to ratify the appointment of Friedman LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005 received the following votes:

34,232,593	VOTES FOR
14,692	VOTES AGAINST
74,896	ABSTENTIONS
0	BROKER NON-VOTES

The proposal to approve and adopt the Senior Executive Annual Bonus Plan received the following votes:

20,576,427	VOTES FOR
193,014	VOTES AGAINST
88,289	ABSTENTIONS
13,464,451	BROKER NON-VOTES

The proposal to approve and adopt the 2005 Stock Compensation Plan received the following votes:

19,185,278	VOTES FOR
1,594,954	VOTES AGAINST
77,498	ABSTENTIONS
13,464,451	BROKER NON-VOTES

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RCN Corporation

/s/ PETER D. AQUINO
Peter D. Aquino
President and Chief Executive Officer

Date: November 9, 2005

/s/ MICHAEL T. SICOLI
Michael T. Sicoli
Executive Vice President and Chief Financial Officer

Date: November 9, 2005