Form 10-K
period 2005-12-31
RCN CORP /DE/
filed 2006-03-15
CIK 1041858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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
Common stock, par value $0.01 per share
(Title of Classes)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer      ☒ Accelerated filer      ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

The aggregate market value of the outstanding common stock of the Registrant held by non-affiliates as of June 30, 2005 based on the closing price of $23.09 on the NASDAQ was $536,158,159. Shares reported on Schedule 13D or 13G as being beneficially owned by a holder or group of holders who collectively beneficially own 15% or more of the registrant's outstanding common stock have been excluded from such calculation. Such exclusion, however, shall not constitute an admission that such persons possess the power to direct or cause the direction of the management and policies of the registrant. There were 36,825,942 shares of voting common stock with a par value of $0.01 outstanding at March 3, 2006.

Indicate by check mark whether the registrant has filed all documents and reports to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☒     No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for the 2006 Annual Meeting of Stockholders to be held June 6, 2006 (the “2006 Proxy Statement”) are incorporated by reference into Part III hereof.

RCN CORPORATION AND SUBSIDIARIES
For the year ended December 31, 2005

Cautionary Statement Regarding Forward Looking Statements:

On Form 10-K (“Annual Report”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the current views of RCN with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, RCN Corporation (collectively, with its direct and indirect subsidiaries, “RCN”) also provides forward-looking statements in other materials RCN releases to the public or files with the United States Securities & Exchange Commission (“SEC”), as well as oral forward-looking statements. You should consult any further disclosures on related subjects in RCN’s quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC.

Such forward-looking statements are and will be subject to many risks, uncertainties and factors relating to RCN’s operations and the business environment in which RCN operates which may cause its actual results to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause RCN’s actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•	the ability to operate in compliance with the terms of its financing facilities (particularly the financial covenants);

•	the ability to maintain adequate liquidity and produce sufficient cash flow to fund RCN’s capital expenditures;

•	the ability to attract and retain qualified management and other personnel;

•	the number of potential customers in a target market and the ability to achieve targeted penetration and average subscriber revenue levels;

•	changes in the competitive environment in which RCN operates;

•	changes in government and regulatory policies;

•	the ability to obtain regulatory approvals and to maintain approvals of franchises previously granted;

•	uncertainty relating to economic conditions generally and in particular affecting the markets in which RCN operates;

•	pricing and availability of equipment, materials, inventory and programming;

•	the ability to meet the requirements in its franchise agreements;

•	the ability to complete acquisitions or divestitures and to integrate any business or operation acquired;

•	the ability to enter into strategic alliances or other business relationships;

•	the ability to overcome significant operating losses;

•	the ability to reduce costs;

•	the ability to develop RCN’s products and services and to penetrate existing and new markets;

•	technological developments and changes in the industry; and

•	the risks discussed in “Risk Factors” under Item 1A below.

Statements in this Annual Report and the exhibits to this report should be evaluated in light of these important factors. RCN is not obligated to, and undertakes no obligation to, publicly update any forward-looking statement due to actual results, changes in assumptions, new information or as the result of future events.

PART I

ITEM 1.	BUSINESS

Introduction

RCN is a facilities-based, competitive provider of video, high-speed data and voice services in the United States. As of December 31, 2005, RCN served approximately 409,000 residential and small business customers. RCN’s services are delivered over its broadband network to customers in the Boston, New York, eastern Pennsylvania, Washington, D.C., Chicago, San Francisco and Los Angeles markets.

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

This report, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are made available free of charge through the SEC’s website (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In addition, these documents are made available on RCN’s website as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. The public may read and copy any material RCN files with the SEC at the SEC’s Public Reference Room located at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Strategy

RCN’s goal is to be the leading provider of high-quality, video, high-speed data and voice services to customers in its target markets, and to generate cash flow through a balanced mix of revenue growth, cost reduction, and opportunistic investments, acquisitions, and divestitures. The key components of RCN’s strategy include:

•
Increase revenues within existing footprint. RCN intends to increase revenues within its existing network footprint by continuing to increase the number of customers subscribing to “triple play” bundled video, high-speed data and voice packages, leveraging its broadband network to provide innovative services and enhanced products, offering differentiated pricing and packaging, improving sales and marketing distribution and effectiveness and increasing penetration among business customers.

•
Improve operational efficiency. RCN also believes it can create a more profitable business model by reducing operating costs where appropriate. RCN intends to continue to improve its cost structure by simplifying its product offerings, streamlining back office systems and processes, standardizing, centralizing and automating headcount-intensive functions, focusing on improved service quality, consolidating real estate, renegotiating key contracts, and divesting under-performing or non-core customers and assets. In addition, to the extent RCN is able to increase subscribers, it should be able to realize economies of scale across certain elements of its cost structure.

•
Selectively expand footprint. RCN will continue to seek opportunities to increase its network footprint within and adjacent to its existing market clusters, based on availability of capital and stringent return on investment criteria. RCN currently has rights to provide “triple play” services to approximately six million homes, allowing it to increase the number of its marketable homes significantly beyond the current level of approximately 1.4 million homes, without the need to obtain additional licenses. In addition, RCN will continue to evaluate acquisition and joint venture opportunities that are accretive to RCN’s value and that leverage RCN’s experience as a leading provider of high-quality telecommunication services.

Overview of Business

RCN provides video programming (including digital cable and high definition television), data services (including cable modem, high-speed and dial-up Internet access), and local and long distance telephone primarily to residential customers over a broadband network in densely populated markets in the United States. Approximately 68% of our customers have two or more of our services (referred to as “bundles”) with the remainder having only one service. We operate in the Boston, New York, eastern Pennsylvania, Chicago, San Francisco, Los Angeles and Washington, D.C. markets. We also served the communities in and around Carmel, New York, until March 9, 2004, when we completed the sale of our Carmel, New York, cable and voice system for approximately $120.2 million in cash before closing adjustments.

RCN has 48.93% interests in both Megacable, S.A. de C.V. (“Megacable”), a cable television and high-speed data services provider in certain portions of Mexico, and MCM Holding, S.A. de C.V. (“MCM”), a provider of local voice and high-speed data services in Mexico City. On March 6, 2006, RCN entered into an agreement to sell its investments in Megacable and MCM to the investors who currently own the remaining 51% of these entities for net after-tax proceeds of $300.0 million in cash. The transaction is expected to close by the end of March, 2006, after the necessary regulatory approval documents are filed.

Fiber-optic Broadband Network

As of December 31, 2005, RCN’s network passed approximately 1.4 million marketable homes. Marketable homes are the number of residential units such as homes, apartments or condominiums on the RCN network which have at least one service (video, high-speed data or voice) available to them and where such service can be provided without any additional plant build except for installation of drops and customer premise equipment, such as video converters, cable modems and telephone remote service units.

RCN utilizes broadband fiber-optic cable and coaxial cable distribution as the predominant medium for transporting traffic over its network. These broadband facilities provide significant benefits compared to narrowband cable or copper wire, including greater network capacity and increased functionality. These factors help to lower maintenance costs and increase the quality of RCN’s services. By utilizing a hybrid fiber-coax platform, RCN typically provides broadband service to 150 homes per node. RCN’s network design and integrated support systems generally permit RCN to add new communication services more efficiently and effectively than the incumbents.

In order to provide reliable service to customers, RCN has designed its operations to include:

•	metropolitan rings with high-speed, redundant connections which allow immediate redirection of network traffic in the event of a fiber cut;

•	back-up power supplies in the event of a power outage;

•	sufficient inventory for maintenance and extensions;

•	a highly trained employee base; and

•	sufficient fiber capacity for future growth in services.

Services

RCN offers video programming (including digital cable and high definition television), data services (including cable modem, high-speed and dial-up Internet access), and local and long distance telephone. Customers can choose from a range of service bundles which are designed to address the differing needs of customers. By choosing a service package, customers can enjoy the mix and level of services at a lower incremental cost than if they were to subscribe for the services on an individual basis. Bundling its communications services enables RCN to increase penetration and operating efficiencies, facilitate customer service, reduce customer acquisition and installation costs, and increase customer retention.

Video

Cable television is a service that delivers multiple channels of television programming to subscribers who pay a monthly fee for the services they receive. Television signals are received over-the-air, by fiber-optic transport or via satellite delivery by antennas, microwave relay stations and satellite earth stations and are modulated, amplified and distributed over a network of fiber-optic and coaxial cable to subscribers’ television sets. Cable television systems are constructed and operated pursuant to non-exclusive licenses awarded by local and state governmental authorities for specified periods of time.

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

•
Digital Cable TV: Access to this level of service requires a digital set-top box and includes approximately 31 to 50 channels of additional programming. The set-top box comes with an interactive program guide and 45 channels of digital music. Digital cable subscribers can receive advanced services such as Video on Demand and High Definition Television (described below). As of January 15, 2006 RCN enhanced its Digital Cable TV service to include Showtime, The Movie Channel, Cinemax, Starz!, and Encore services, which were previously only available as Premium Channels.

•
Premium Channels: These channels provide commercial-free movies, foreign language programming and adult content for an additional monthly fee. A converter box is required to receive these offerings. Subscribers that have a digital set-top box receive multiple screens of popular premium channel services, such as HBO with their subscription.

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

High-Speed Data

RCN offers high-speed data (Internet) services to residential customers primarily via cable modems attached to personal computers. These services include Internet access, email addresses, web-based services and web storage services. RCN’s high-speed data service typically delivers much greater bandwidth to customers than traditional dial-up services. RCN offers several levels of access speed which are available at different price points and in different bundle tiers.

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

During 2004, RCN launched VoIP service in its Chicago market. This service transmits digital voice signals over RCN’s broadband network between the customer’s premise and RCN’s telephone switch. RCN’s VoIP service is a high-quality voice service that offers unlimited local, regional and long distance calling within the United States at a flat monthly rate. This service is available to all on-network subscribers in the Chicago market. RCN will continue to prepare additional markets for future VoIP launches, including Boston and eastern Pennsylvania.

Commercial Services

RCN offers commercial services to two customer groups, carriers and enterprise. Carriers include voice carriers, Internet Service Providers (“ISPs”), data transport providers and other data services companies. These carrier customers utilize RCN to provide redundancy for their internal network and to develop customer specific applications. RCN’s enterprise clients are typically in the hospitality, education and financial services industries. RCN targets Fortune 500 companies and works closely with enterprise clients to develop custom telecommunications solutions that will leverage the RCN network. RCN’s network enters more than 575 commercial buildings and passes within a short distance of approximately 20,000 additional commercial buildings. RCN’s specific commercial product offerings include:

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

WebwatchSM/Home Monitoring. RCN WebWatchSM, a home monitoring solution launched in 2005, allows customers to view live, streaming video or record video files of their premises from any high-speed Internet connection through a personal, secure website. RCN WebWatch facilitates home monitoring in real time by allowing customers to log on remotely to a wireless webcam installed inside a customer house or apartment. This service is currently available in the Boston, Chicago and New York markets.

Video Mail. RCN Video Mail introduced in 2005 allows customers to send video mail to friends and family. With Video Mail, customers may send more than 50 different video greeting cards including birthday, anniversary, special events and similar items. Story Teller allows users to assemble pictures in a video slideshow. Video files are stored on the server and are available for viewing for a 30 day period. This service is currently available in all of RCN’s markets.

Pricing of RCN’s Products and Services

RCN’s revenues are generated primarily by the monthly fees paid by customers for its services. RCN prices its services to promote sales of bundled packages. RCN offers bundles of two or more services with tiered features and prices to meet the demands of a variety of customers. RCN also sells individual services at prices competitive to those of the incumbent providers. The prices RCN charges vary based on the level of service the customer chooses. An installation fee, which is typically waived for a bundled installation, is charged to new and reconnected customers. RCN also charges monthly fees for cable customer premises equipment.

Customer Service

Customer service is an essential element of RCN’s operations and strategy for customer retention. RCN provides customer service 24 hours a day, seven days a week via the Internet. RCN also operates a centralized customer call center in Wilkes-Barre, PA, which handles customer service transactions for all of RCN’s products. In 2005, RCN opened a multi-lingual call center in Herndon, VA. This center also operates as a back-up site, in the event of a disaster, to the main call center in Wilkes-Barre, PA. RCN’s customer service operations utilize technologically advanced equipment that RCN believes enhances interactions with its customers through more intelligent call routing, data management, forecasting and scheduling capabilities. RCN also provides answers to frequently asked questions and equipment troubleshooting on RCN’s website (www.rcn.com). RCN believes that providing customers with the convenience of a single point of contact for all customer service issues for RCN’s video, data and voice services gives RCN a competitive advantage and complements RCN’s bundling strategy.

Joint Ventures and Other Investments

Megacable and MCM

RCN has 48.93% interests in both Megacable, S.A. de C.V., a cable television and high-speed data services provider in certain portions of Mexico, and MCM, a provider of local voice and high-speed data services in Mexico City. Although RCN has historically accounted for these investments under the equity method, RCN was unable to record any income on these investments during 2005 due to the continued lack of timely financial information from Megacable and MCM and the unwillingness of Megacable’s management to cooperate with RCN in its attempts to confirm the reliability and US GAAP compliance of the limited financial information received by RCN. In addition, RCN has been unsuccessful in its attempts to assert its rights under the shareholder agreement to appoint representatives to the Megacable board of directors and management committees. Because of these factors, Management has determined that it did not exercise sufficient control over Megacable and MCM to continue accounting for its investments in them under the equity method and decided to account for these investments under the cost method, commencing in the fourth quarter of 2005, in accordance with APB 18 and FASB Interpretation No. 35 “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock” (“FIN 35”). On March 6, 2006, RCN entered into an agreement to sell its investments in Megacable and MCM to the investors who currently own the remaining 51% of these entities for net after-tax proceeds of $300 million in cash. The transaction is expected to close by the end of March, 2006, after the necessary regulatory approval documents are filed.

Starpower

Starpower Communications, L.L.C. (“Starpower”) is a Delaware limited liability company formed in 1997 as a joint venture between a subsidiary of RCN and Pepco Communications, L.L.C., a subsidiary of Pepco Holdings, Inc. (“Pepco”), to sell video and telecommunications services to residential and commercial customers in Washington D.C. and the surrounding areas in Maryland and Virginia. In December 2004, RCN increased its ownership in Starpower from 50% to 100% by purchasing the 50% interest in Starpower owned by Pepco for $29 million. RCN financed the $29 million purchase price with borrowings under its credit facility. Starpower leases certain portions of Pepco’s fiber system and Pepco provides construction and construction management services to Starpower. RCN believes that the costs of the services provided by Pepco to Starpower are equivalent to those that would be obtained from third-party contractors. Starpower is fully consolidated in RCN’s financial statements from December 21, 2004 and is accounted for as an equity method investment in prior periods.

RCN-BecoCom

RCN-BecoCom LLC (“RCN-BecoCom”) was formed in 1997 as a joint venture between RCN and NSTAR Communications, Inc., formerly BecoCom, Inc. (“NSTAR”), to increase penetration in the Boston market by assisting in the network rollout and gaining access to rights-of-way. In December 2003, RCN-BecoCom became a wholly-owned subsidiary of RCN, and in 2005 was converted from a limited liability company to a corporation under Massachusetts Business Corporation Law. Although the joint venture has been terminated, NSTAR continues to provide RCN-BecoCom with construction and construction management services and RCN-BecoCom uses portions of NSTAR’s broadband network, rights-of-way and certain equipment sites in the Boston metropolitan area. RCN believes that the cost of the services provided to RCN-BecoCom by NSTAR are equivalent to those that would be obtained from third-party contractors.

Con Edison Communications

In December 2005, RCN signed a definitive agreement to purchase Consolidated Edison Communications Holding Company, Inc. (“CEC”), the telecommunications subsidiary of Consolidated Edison, Inc., for $32 million plus an estimated $6-7 million in working capital and capital expenditure adjustments, to be funded with cash on hand. CEC is a competitive local exchange carrier offering a comprehensive suite of broadband-based communications products and services, including business continuity and disaster recovery to commercial customers in the greater New York metropolitan area CEC generated revenues of $33 million in 2004 and its revenues in 2005 are estimated to be approximately $42 million. By acquiring CEC, RCN will gain:

•	560 route miles of fiber optics in the greater New York metropolitan region, including 10 river crossings;

•	193 on-network buildings;

•
superior positioning for disaster recovery networks through the use of the electrical conduit system to deliver service, which is diverse from the Verizon and Empire City Subway (ECS) ducts used by most telecommunications companies; and

•	an experienced sales and engineering staff with state-of-the-art operational systems.

The RCN and CEC networks combined will represent one of the premier state-of-the-art alternative fiber networks in the metro New York region. CEC’s commercial business, which serves large enterprises and carriers in New York, complements RCN’s presence in the small and medium business segment. Further, the acquisition will allow RCN to increase the number of addressable homes in its New York, New Jersey and Connecticut residential franchise areas through significant footprint expansion, including multiple high-capacity river crossings.

The acquisition is expected to close by the end of March 2006, subject to regulatory approvals. RCN expects to incur approximately $2-3 million of integration and deal-related costs from the fourth quarter of 2005 through the fourth quarter of 2006. Once the integration is complete, RCN expects to realize approximately $3-4 million per year in operating expense synergies, primarily from the elimination of redundant overhead.

 Asset Sales

Sale of Carmel, New York Cable System. On March 9, 2004, RCN sold its Carmel, New York cable system for approximately $120.2 million (net of purchase price and post-closing adjustments). In accordance with SFAS No. 144“Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations for this system are reported as discontinued operations.

Sale of Central New Jersey Cable System. On February 19, 2003, RCN sold its central New Jersey cable system assets for approximately $242.8 million of proceeds (net of purchase price and post-closing adjustments). In connection with its regulatory review and approval of the transaction, the New Jersey Board of Public Utilities (NJBPU) required RCN to deposit an additional $1 million in escrow to satisfy any subscriber claims and administrative fines and penalties arising after or in connection with the sale. RCN is currently in negotiation with the NJBPU to gain release of the money in escrow. In accordance with SFAS 144, the results of operations for this system are reported as discontinued operations.

California Properties. In November, 2005, RCN announced that it would evaluate opportunities to sell RCN’s properties in the Los Angeles and San Francisco markets, as part of its strategy to focus primarily on the Northeast corridor. These properties contained approximately 20,000 subscribers as of December 31, 2005. RCN has begun marketing these properties, but it is too early in the process to determine the price, probability or timing of a potential sale.

Employees

As of December 31, 2005, RCN had approximately 2,000 employees, substantially all of which are full-time.

Licenses

As of December 31, 2005, RCN had approximately 130 franchise and open video system (“OVS”) agreements, permits and similar authorizations issued by local and state governmental authorities. Each license is awarded by a governmental authority, which often must approve any transfer to another party. Most licenses are subject to termination proceedings in the event of a material breach. In addition, most licenses require RCN to pay the granting authority a fee of up to 5.0% of gross cable service revenues, as defined in the various agreements. RCN is entitled to and generally does pass this fee through to the customer. RCN is also obligated to pay contributions in support of public, educational and governmental (“PEG”) channels that match those provided by its incumbent cable operator competitors. These contributions are most often based on a percent of RCN’s gross revenues and are in the range of 1% to 3% percent of gross cable service revenues, but can also include “in kind” services and facilities such as the dedication of fiber facilities for use by the franchise authority and other PEG entities.

Prior to the scheduled expiration of most licenses, RCN initiates renewal proceedings with the granting authorities. The Cable Television Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”) provides for an orderly license renewal process in which granting authorities may not unreasonably withhold renewals. Historically, RCN has been able to renew its licenses generally at or before their stated expirations and without incurring significant costs, although any particular license may not be renewed on commercially favorable terms or otherwise.

Competition

RCN competes with a wide range of service providers in each market, including incumbent local telephone carriers (“ILECs”), incumbent multiple system cable operators (“MSOs”), competitive local exchange carriers (“CLECs”), Direct Broadcast Satellite (“DBS”) providers, interexchange carriers (“IXCs”) and dial-up Internet service providers. These companies represent RCN’s primary competition in the delivery of “last mile” connections for video, data and voice services.

RCN’s principal competitors are ILECs and MSOs that are larger than RCN and have greater financial resources. These incumbents have numerous advantages as a result of their historically monopolistic control of their respective markets, economies of scale and scope, control of limited conduit and pole space, well-established customer and vendor relationships, and, in the case of MSOs, vertically integrated ownership of programming content. In addition, MSOs, ILECs and some CLECs have begun, either using their own networks or through joint marketing alliances, to provide a bundle of each of the services offered by RCN together, in some cases, with wireless phone service. This development is likely to place increased competitive pressure on RCN.

Video

RCN’s video service competes in each of its markets with incumbent MSOs, including Service Electric in Lehigh Valley, PA, Time Warner in New York, Cox in Virginia, and Comcast in the rest of its markets. In addition, RCN’s video services face competition from a variety of other methods of receiving and distributing television signals, and from alternative sources of news, information and entertainment, including Internet services, newspapers, radio, movie theatres and live theatre, sports, and music. Competitive programming sources include over-the-air television digital and analog broadcast programming, DBS, interactive online computer services, and home video products. Home video products include videotape cassette recorders, digital video disk players, and streaming personal computer applications. RCN also faces competition from private satellite master antenna television (“SMATV”) systems that serve condominiums, apartment and office complexes and private residential developments.

DBS is a signifigcant competitor to cable systems, particularly those located in suburban and rural areas with large percentages of single family homes where their satellite dishes can be installed, such as the Company’s system in eastern Pennsylvania. The DBS industry has grown rapidly over the last several years, far exceeding the growth rate of the cable television industry. DBS service allows the subscriber to receive video services directly via satellite using a relatively small dish antenna. The two largest DBS providers are DirecTV, Inc., an affiliate of News Corp. (“DirecTV”), and EchoStar Communications Corp. (“EchoStar”), which operates the Dish Network.

Video compression technology and high powered satellites allow DBS providers to offer more than 200 digital channels from a single transponder satellite, thereby surpassing the typical analog cable system. DBS providers are able to offer service nationwide and are able to establish a national image and branding with standardized offerings, which leads to greater efficiencies and lower costs in the lower tiers of service. RCN believes that its higher tier products, particularly its bundled premium packages, are price-competitive with DBS packages and that many consumers prefer RCN as a result of its ability to economically bundle its cable television packages with high-speed Internet and local and long distance telephone services. RCN believes that this ability to bundle, combined with its introduction of additional new products that DBS cannot currently offer (such as local HDTV and local interactive television), differentiates RCN from DBS competitors and could enable RCN to win customers who might otherwise subscribe to DBS. However, recent joint marketing arrangements between DBS providers and ILECs in some of RCN’s markets allow similar bundling of services by DBS providers. Both DirecTV and EchoStar have entered into joint marketing agreements with major telecommunications companies to offer bundled packages combining phone service, digital subscriber line service and DBS services. Moreover, DBS providers operate in a largely unregulated marketplace and are not subject to local franchise requirements and are not obligated to collect and pay license and other franchise-related fees to local authorities, which gives them a cost advantage over RCN and other cable operators.

In addition, certain ILECs and CLECs provide, or have announced plans to provide, video services within and outside of their telephone service areas through a variety of methods, including cable networks, satellite program distribution, and wireless transmission facilities. Such carriers are seeking relief in federal and state legislatures from the local franchise process which, if successful, would permit them to enter the video market more quickly and possibly without some of the obligations imposed in RCN’s franchises. The ILECs entering the video market are larger than RCN and have greater financial resources and well-established customer relationships that will make them formidable competitors to RCN’s bundled service offerings.

Data

The Internet access market is highly competitive and increasingly price-sensitive. Competition in this market has intensified, particularly among cable operators and ILECs who continue to make significant progress using their local distribution facilities to offer high speed Internet services over their local cable and telephone facilities. RCN must therefore compete with both ILECs and MSOs for subscribers to its high speed Internet service. In certain areas, CLECs are also starting to penetrate this market with facilities-based high speed Internet services. Other competitors to RCN’s high speed Internet services include local, regional and national ISPs who offer service using the facilities of other companies such as CLECs and ILECs.

ILECs typically compete with RCN by providing broadband Internet service over digital subscriber lines (“DSL”) that utilize their existing copper lines and plant. DSL service provides Internet access to subscribers at data transmission speeds greater than those available over conventional telephone lines. DSL service therefore is competitive with high-speed Internet access over cable systems. Although the availability of DSL service is restricted by certain distance and other network limitations, most ILECs that already have facilities, an existing customer base, and other operational functions in place (such as billing, service personnel, etc.) offer DSL service throughout most of the service areas served by RCN. RCN expects DSL to remain a significant competitor to RCN’s data services. In addition, while DSL service typically provides lower access speeds than RCN’s higher tiers of high-speed Internet service, the further deployment of fiber-optic cable by ILECs and CLECs into their networks will enable them to provide higher bandwidth Internet service than provided over traditional DSL lines.

In some of RCN’s service areas ILECs are also deploying advanced fiber optic facilities that will enable them to offer Internet services at speeds considerably higher than their existing DSL service and more competitive with RCN’s high speed connections. These fiber networks will also allow the ILECs to offer cable or Internet-based video programming services in competition with RCN’s cable and OVS service. Such networks have already come on line in limited areas but to date have been largely limited to telephone and high speed data service. Therefore, although the service currently provides some competition to RCN’s voice and data services, it does not yet provide significant competition to RCN’s bundled product offerings since the ILEC services do not yet include the full bundle of voice, data and video services offered by RCN over its networks. However, as these ILEC fiber networks are deployed more widely, and particularly as they are expanded to include video programming (assuming corresponding video licenses are obtained), the competitive impact on RCN will increase.

With the recent consolidation among ISPs, competition is becoming concentrated to the larger national and regional providers of Internet access. Although RCN does not expect significant new entrants into the Internet access market in the near future, new technologies are being introduced which will provide customers other choices for Internet access. Many competitors have broader brand recognition and spend significantly more marketing dollars for customer acquisition. RCN competes directly or indirectly with:

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

In addition, local wireless Internet services have recently begun to operate in many markets using licensed portions of the radio spectrum, as well as available unlicensed radio spectrum. This service option, popularly known as “Wi-Fi” or “Wi-Max”, offers another alternative to cable-based high speed Internet access. Other delivery systems, such as two-way satellite delivered Internet service and services that deliver high-speed Internet access over existing power lines, are currently under development.

Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment, are constantly occurring. In addition, a continuing trend toward business combinations and alliances in the telecommunications industry may also create significant new competitors.

Voice

The voice service market, especially long distance, is characterized by intense price competition. RCN competes with the ILECs for the provision of voice services, including Verizon in the northeast corridor, and SBC in California and Chicago (both of which currently dominate their respective local telephone markets), as well as other CLECs and long distance service providers. Other local and long distance voice services competitors include, MSO’s who are entering the voice market in some locations, wireless service providers, and VoIP providers. VoIP is a significant competitive service that an increasing number of companies in the industry are offering over high speed Internet service connections, including the facilities provided by RCN.

RCN expects to continue to face significant competition in all markets from the ILECs, CLECs, MSO’s, VoIP providers and wireless providers, for both local and long distance service. In addition, the telecommunications industry has been characterized by increasing consolidation, which could lead to increased pressure from larger competitors as they achieve greater scale through acquisitions.

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

The RCN Debtors obtained the following exit financing arrangements in order to consummate the Plan:

•
The RCN Debtors obtained a $355 million senior secured credit facility comprised of term loans for an aggregate amount of $330 million and a $25 million letter of credit facility (the “First Lien Credit Agreement”);

•	RCN issued $125 million aggregate principal amount of 7.375% convertible second-lien notes due 2012 which are convertible into shares of Reorganized RCN’s common stock (the “Convertible Notes”); and

•	RCN amended and extended its Evergreen Credit Agreement (the “Third-Lien Term Loan”)

Proceeds from the exit financing were used to pay amounts due to senior secured creditors, pay administrative expenses of the bankruptcy proceedings, make payments to other creditors under the Plan, purchase the 50% interest in Starpower from Pepco, and for general corporate purposes. For a detailed description of the First Lien Credit Agreement and the Convertible Notes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources.”

Effect of Consummation of the Plan

Pursuant to the Plan, on the Effective Date, all of the existing securities of Old RCN, including the existing common stock, preferred stock, stock options, and warrants, were extinguished and deemed cancelled. RCN filed an amended and restated certificate of incorporation authorizing new shares of common stock. In accordance with the Plan, Reorganized RCN issued 36,020,850 shares of common stock with a par value of $0.01 of which 31,919,044 were distributed to certain of its former bond holders and other general unsecured creditors on the Effective Date, and 4,101,806 shares were placed in reserve to settle disputed claims against RCN that were outstanding as of the date of emergence. In 2005, RCN distributed 3,303,868 shares of common stock in settlement of filed claims. As of December 31, 2005, 797,938 shares remained in reserve to satisfy the remaining allowed claims. In January 2006, the Company made an additional distribution of 169,492 shares, reducing the reserve share balance to 628,446. Once all outstanding claims are resolved, and the period for the Bankruptcy Court to reconsider its ruling on RCN’s objections to all creditor claims expires, RCN will distribute the remaining reserved shares of common stock to the general unsecured creditors and the former bond holders on a pro rata basis.

Additionally, RCN was authorized by the Plan to issue warrants to the former stockholders of Old RCN to purchase an aggregate of 735,119 shares of RCN’s common stock. Each warrant allows the holder to purchase one share of RCN’s common stock for a price of $34.16. As of December 31, 2005, the Company had distributed 188,032 of these warrants which expire on December 21, 2006.

Regulation

Overview

Telecommunications and cable television operators are subject to extensive regulation by the FCC, state public utility commissions (“PUCs”), and local franchising authority (“LFAs”). These regulations affect the manner in which RCN must operate its business and can also have direct and indirect impacts on its costs of operation, and therefore the profitability of its services. These regulatory regimes are subject to change from time to time and any changes in the current regulatory system, including new or additional regulations, could negatively impact RCN’s businesses or operations in the future.

RCN’s ability to provide telephone and video programming transmission services was made possible by the Telecommunications Act of 1996 (the “1996 Act”) and government regulations which have been subject to court challenges and may be subject to change in the future. In addition, RCN is subject to other regulations at the federal, state and local levels. The costs of complying with these regulations, delays in receiving or failures to receive required regulatory authorizations, changes in existing regulations or the enactment of new, adverse regulatory requirements may have a material adverse effect upon RCN’s ability to obtain or retain authorizations on the business. RCN cannot assure you it will be able to obtain all of the authorizations needed to construct broadband network facilities or to retain the authorizations already acquired.

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

Because a cable communications system uses local streets and rights-of-way, they are generally also subject to state and local regulation, typically imposed through the local franchising process. The terms and conditions of state or local government franchises vary materially from jurisdiction to jurisdiction. Generally, they contain provisions governing franchise fees and monetary and in-kind contributions to PEG channels and services, franchise term, time limitations on commencement and completion of construction, conditions of service, including the number of channels, the provision of free service to schools and certain other public institutions, liquidated damages and the maintenance of insurance and indemnity bonds, maintenance obligations, customer service standards, franchise renewal, sale or transfer of the franchise, territory of the franchisee, use and occupancy of public streets, and types of cable services provided. LFAs may award one or more franchises within their jurisdictions and prohibit non-grandfathered cable systems from operating without a franchise. The 1992 Cable Act also provides that, in granting or renewing franchises, LFAs may establish requirements for cable-related facilities and equipment, but not for video programming content other than in broad categories. The 1992 Cable Act also permits the cable operator to seek modification of its franchise requirements through the franchise authority or by judicial action if changed circumstances warrant.

The 1992 Cable Act limits franchise fees to 5% of gross revenues derived from the provision of cable services. In addition, franchises generally provide for monetary or in-kind contributions to support PEG services. Those PEG fees typically range from 1% to 3% of gross revenues, however, certain jurisdictions have adopted flat rate contributions rather than a rate based on revenues or numbers of subscribers. In flat rate jurisdictions, RCN is at a cost disadvantage compared to larger cable systems that pay a lower effective per subscriber fee. In addition to the relevant franchise agreements, cable authorities in some jurisdictions have adopted cable regulatory ordinances that further regulate the operation of cable systems. These additional regulations have the effect of increasing RCN’s expenses in operating its businesses. RCN cannot assure you that the LFAs will not impose new and more restrictive requirements on RCN.

Open Video Systems

In some jurisdictions, RCN provides cable television programming as an OVS provider. At various times between February 1997 and December 2002, RCN was certified by the FCC to operate OVS networks in certain areas within its foot print. The OVS framework is an alternative regulatory structure, established at the federal level, for operators providing multi-channel video service to subscribers. Although exempted by federal law from some of the regulations that apply to cable operators, the FCC rules require us to make channel capacity on the system available to unaffiliated video programming providers (“VPPs”). We have conducted open enrollment periods for our operational OVS systems, but to date no VPP has requested carriage on any of our systems. OVS networks are also subject to a certain degree of local regulation for use of local streets and rights-of-way and RCN’s OVS agreements with LFAs typically resemble a cable franchise agreement. RCN has entered into agreements with each of the municipalities where it offers OVS services that provide for the payment of the fees and carriage of PEG channels required by the 1996 Act. OVS operators also are subject to the same requirements as cable operators with regard to retransmission consent and must-carry, carriage of non-commercial television stations, and certain other programming-related regulatory requirements, as well as other cable-related FCC regulations. The terms and conditions of OVS agreements therefore vary from jurisdiction to jurisdiction, but generally contain provisions governing gross receipts fees, term, PEG channel and funding requirements, and other right-of-way management requirements similar to those in its cable franchises.

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

Cable and OVS Regulation

RCN’s existing cable franchises and OVS agreements expire at varying times. RCN’s ability to provide franchised cable television and OVS services depends largely on its ability to obtain and renew franchise and OVS agreements from LFAs on acceptable terms. RCN cannot assure you that such agreements will be reached in every instance, and the failure to do so in a particular local jurisdiction could have a material effect on its ability to enter or continue to operate in that local area. Historically, RCN’s cable franchises that have reached their expiration date have been renewed or extended, generally at or before their stated expirations and on acceptable terms. Due to reduced capital spending and curtailed expansion to new homes within existing markets, however, RCN cannot assure you that cable franchises and OVS agreements will be renewed at expiration with comparable terms and performance conditions. Furthermore, although RCN cannot assure you that it will be in compliance with those franchises and OVS agreements at the time of renewal or that it will be able to renew these or other franchise and OVS agreements on acceptable terms, our experience and the experience of other cable franchisees has been that franchises are generally renewed upon substantially similar terms upon expiration by mutual agreement between the LFA and the franchisee.

In light of economic conditions in the communications industry and limitations on RCN’s ability to raise capital that have occurred since most of RCN’s cable franchises and OVS agreements were entered into, RCN has substantially decreased the amount it spends on new network construction and other capital expenditures below the levels that were anticipated when the franchises were entered. Although, consistent with FCC rules, RCN’s OVS agreements did not contain any network build-out requirements, many of its original cable franchises obligated RCN to construct systems throughout the franchise territory and often contained time limits for completion of such construction. Because of the reduction in capital spending, RCN was unable to meet the network build-out obligations set forth in many of the original franchises. With the exception of the four Massachusetts towns discussed below, RCN has been able to eliminate such build-out obligations either by amending the franchises, converting cable franchises to OVS agreements, or, in the case where RCN had not yet initiated construction, terminating the franchises without penalty or prejudice to entering a new franchise in the future.

In the Massachusetts towns of Dedham, Framingham, Lexington and Waltham, network construction obligations may still remain in the cable franchises, and RCN is negotiating with the LFAs to amend or modify the terms of the applicable franchise to avoid any breaches and related penalties, to terminate the applicable franchise without penalty or prejudice to entering a new franchise in the future, to convert the franchise to an OVS agreement in order to relax build-out obligations or to postpone indefinitely any build-out obligations under the franchise. Only one of these four towns, Framingham, has asserted any formal claim that RCN is in breach of its franchise for failure to complete the build-out of the cable system and for breach of certain local programming obligations. Although LFAs in other markets have worked with RCN to reach agreements as to amendments or modifications to relieve RCN’s build-out obligations, RCN cannot assure you that it will be able to reach a satisfactory resolution of these issues in Framingham, or that the other three towns will not assert similar claims of breach, or that some or all of the municipalities involved will not seek to invoke the liquidated damages and other penalties to which they may claim to be entitled pursuant to the franchise agreements. If efforts to settle the disputes are unsuccessful, RCN intends to prosecute its right to modify the franchises. However, RCN cannot assure you that it will be successful in obtaining the relief it seeks, or that one or all of these LFAs will not recover damages for breach and/or an order for specific performance against RCN. If required to fully comply with the build-out obligations in all four of the Massachusetts towns, the cost of such construction could be up to $4.5 million.

RCN, like most if not all other cable providers, currently does not pay a franchise fee on its cable modem Internet access services on the basis that the FCC has determined that such Internet services are not “cable services” as defined in the Communications Act. RCN’s position has been challenged by the City of Chicago, which has brought suit against RCN Cable TV of Chicago, Inc. (“RCN-Chicago”), as well as AT&T Broadband (now Comcast), the incumbent cable operator in RCN-Chicago’s franchised service area, and the other franchised cable television operator in the City of Chicago (collectively, the “Defendants”). The Defendants removed the action to federal court and succeeded initially in obtaining dismissal of the action on the ground that cable modem service, as a matter of law, is not a “cable television service” within the scope of the franchise agreements and therefore cannot be subject to the agreements’ franchise fee provision, which by its express terms is to be interpreted and applied in accordance with the Communications Act. The City of Chicago appealed both the removal to federal District Court and the District Court’s dismissal of its case to the U.S. Seventh Circuit Court of Appeals. On October 1, 2004, the Seventh Circuit vacated on jurisdictional grounds the District Court’s decision dismissing the City of Chicago’s claims, and remanded the case back to the Circuit Court for Cook County, Illinois, for further proceedings. The Seventh Circuit expressed no opinion on the merits of the case. The City of Chicago then re-filed its case in the Cook County Circuit Court. The Cook County Circuit Court, on October 5, 2005, also dismissed the City’s complaint, and the City has now appealed the Circuit Court’s dismissal to the Illinois Appellate Court.

In the event the City of Chicago were ultimately to prevail on its complaint, RCN-Chicago would need to pay the 5% franchise fee on its cable modem revenues and therefore to pass through the additional fees to its cable modem Internet service customers, which would raise their rates as compared to the high-speed Internet services provided by ILECs and therefore could have an adverse effect on RCN-Chicago’s ability to compete with such providers. In the event that these fees are assessed retroactively, RCN-Chicago would likely not be able to recover these costs from its customers. However, because any adverse result will affect all of RCN-Chicago’s cable competitors in the Chicago market, such a ruling would likely not have a disproportional effect on RCN’s ability to compete with other cable operators in the Chicago market. RCN also notes that the United States Supreme Court in the Brand X decision upheld the FCC’s classification of cable modem service as an information service, rather than a cable or telecommunications service, for federal regulatory purposes. However, the scope of state and local authority to regulate cable modem service as an information service is a question of nationwide significance to LFAs and cable television franchisees, and is the subject of both pending litigation and FCC rulemaking. The ultimate result of all these actions will likely determine whether and to what extent RCN’s cable modem Internet access service is subject to state and local regulation, in addition to any obligations that may be imposed by the FCC. RCN cannot predict the outcome of such legal and regulatory proceedings. The ultimate result of all of these actions, including the action brought by the City of Chicago, will likely determine whether RCN’s cable modem Internet service gross revenues will be required to be included for purposes of franchise fee payments, and RCN cannot assure you that it will not be subject to gross revenue fees or other regulation of its cable modem Internet access services in the future.

In addition, a number of jurisdictions have imposed or attempted to impose so-called “open access” and/or “net neutrality” requirements in connection with the grant or transfer of a cable franchise and others may do so. As used in this context, “open access” refers to the requirement that a broadband operator permit unaffiliated entities to provide Internet services over the cable television operator’s broadband facilities and “net neutrality” is a general principle favoring access by consumers to their choice of Internet content, connection equipment, and applications without unreasonable restrictions by broadband and other service providers. While RCN is committed to net neutrality and does not in any way limit the access of its customers to information and services available on the Internet, and believes that its business interests may in the future be served by open access, the desirability of government regulation intended to assure net neutrality and whether and how to make such access available must be determined on the basis of technological and market conditions, and regulatory mandates could impose significant costs on RCN and restrict the manner in which it conducts its business.

Similarly, there have recently been efforts underway at the FCC and in Congress to explore whether cable companies should be required to offer programming services on an unbundled “a la carte” basis so that consumers would have more choice over which programs they purchase. RCN has supported the concept of a la carte programming and wants to be able to test consumer reaction to themed program tiers on its digital systems. To implement a la carte programming, however, all customers would need digital set-top boxes and RCN would need relief from restrictive programming contracts. Any legislative or regulatory mandate requiring RCN to implement a la carte programming that does not recognize technological and contractual limitations, or that mandates particular a la carte service offerings and therefore does not permit RCN to develop a la carte programming tiers based upon market demand and conditions, could impose significant costs on RCN and the manner in which it conducts its business. In addition, if it were to be mandated, RCN cannot predict the impact that a la carte programming would have on customer or revenue trends.

Cable television systems, where effective competition has not been demonstrated to exist, are subject to rate regulation of the basic service tier. None of the municipalities in which RCN holds a cable franchise are currently attempting to impose rate regulation on RCN. As required by the 1996 Act, rates were deregulated for all cable programming services except limited basic service on March 31, 1999. In the event that a municipality in which RCN holds a cable franchise were to attempt to impose rate regulation, it would be necessary for RCN to demonstrate that effective competition exists in its franchise area. RCN believes that effective competition can be demonstrated as to RCN with respect to all of RCN’s cable franchises, since in each case there is an existing incumbent cable operator serving the same area.

The FCC has also issued rules establishing standards for digital television. The FCC’s rules require television stations to simulcast their existing television signals and digital television signals for a period of years prior to the expected cut over to full digital broadcasting in 2009. The FCC recently issued an order stating that cable operators will not be required to simultaneously carry broadcasters’ digital and analog signals, nor will cable operators be required to carry more than a single digital programming stream from any single broadcaster. These rules are beneficial to RCN, insofar as they limit the burden on RCN’s channel capacity, but the rules could be challenged by broadcasters.

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

Regulation of Data Services

The data services business, including Internet access, is largely unregulated at this time apart from federal, state and local laws and regulations applicable to businesses in general. Some federal, state, local and foreign governmental organizations are considering a number of legislative and regulatory proposals with respect to Internet user privacy, infringement, pricing, quality of products and services and intellectual property ownership. It is uncertain how existing laws will be applied to the Internet in areas such as property ownership, copyright, trademark, trade secret, obscenity and defamation. Additionally, some jurisdictions have sought to impose taxes and other burdens on providers of data services, and to regulate content provided via the Internet and other information services. RCN expects that proposals of this nature will continue to be debated in Congress and state legislatures in the future. Additionally, the FCC is now considering a proposal to impose obligations on some or all providers of Internet access services to contribute to the cost of federal universal service programs, which could increase the cost of Internet access. The adoption of new laws or the modification of existing laws to the Internet may decrease the growth in the use of the Internet, which could in turn have a significantly adverse effect on RCN’s Internet businesses. As discussed above in connection with the franchise fees claimed by the City of Chicago on RCN’s cable modem service gross revenues, the FCC has classified high-speed cable modem Internet service as an “interstate information service,” which historically has meant that no regulations apply to the provision of this service. The FCC is currently considering, however, whether to impose any federal regulations on high-speed cable modem Internet service and permit LFAs to impose fees or other requirements on such service. RCN cannot predict the outcome of such regulatory proceedings.

Regulation of Voice Services

 Federal Regulation

The use of RCN’s networks for interstate and international voice services, including the local component of any interstate or international call, is regulated by the FCC under the Communications Act. RCN provides domestic interstate voice services nationwide, and has been authorized by the FCC to offer worldwide international services. Under recent FCC decisions, the rates, terms, and conditions of these services are not filed with the FCC, although RCN remains subject to the FCC’s jurisdiction over complaints regarding these services. RCN is required to pay various regulatory fees and assessments to support programs authorized by the FCC. RCN must also comply with various FCC rules regarding the disclosure of rates, terms and conditions of service; the content and format of invoices, obtaining proper authorization for carrier changes, and the like. In addition, the FCC requires prior approval for transfers of control and asset transfers by regulated carriers, including reorganizations and asset transfers undertaken in connection with restructuring transactions.

The 1996 Act gives RCN important rights to connect with the networks of ILECs in the areas where it operates (primarily Verizon and SBC). This law, among other things, requires ILECs to provide nondiscriminatory access and interconnection to potential competitors, such as cable operators, wireless telecommunications providers and long distance companies. These obligations include the following:

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

Access Charges

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

Slamming and Cramming

A customer’s choice of local or long distance telecommunications company is encoded in a customer record, which is used to route the customer’s calls so that the customer is served and billed by the desired company. A user may change service providers at any time, but the FCC and some states regulate this process and require that specific procedures be followed. When these procedures are not followed, particularly if the change is unauthorized or fraudulent, the process is known as “slamming.” Slamming has been addressed in detail by Congress in the 1996 Act, by some state legislatures, and by the FCC. The FCC has levied substantial fines for slamming. The risk of financial damage, in the form of fines, penalties and legal fees and costs, and to business reputation from slamming is significant. Even one slamming complaint could cause extensive litigation expenses for RCN.

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

Voice over Internet Protocol

RCN uses Internet Protocol technology to deliver voice telephone services to some of its Chicago-area cable subscribers. The FCC currently is investigating what, if any, regulatory requirements should apply to the provision of telephone service over Internet facilities, and whether regulation of this service should differ from regulation of traditional telephone service. During 2005, the FCC adopted rules requiring providers of “Voice over Internet Protocol” services that are interconnected to the public switched telephone network to provide all customers with emergency 9-1-1 dialing service with certain capabilities, and to install network capabilities (not all of which have yet been specified) required by law enforcement agencies for interception of communications pursuant to the Communications Assistance for Law Enforcement Act. RCN believes that it is substantially in compliance with the FCC’s 9-1-1 requirements at present. RCN cannot predict, however, whether it will be able to comply with further 9-1-1 requirements that the FCC may adopt in the future, or particular network capabilities for law enforcement assistance, without substantial additional cost.

State Regulation

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

Rates for intrastate switched access services, which RCN provides to long distance companies to originate and terminate in-state toll calls, are subject to the jurisdiction of the PUC of the state in which the call originated and terminated. Such regulation by states could materially and adversely affect RCN’s revenues and business opportunities within that state. As a matter of business practice, however, RCN has refrained from filing switched access rates exceeding those charged by the ILEC in a given state, which limits the risk of adverse regulatory actions against RCN affecting these rates.

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

Under the 1996 Act, PUCs have jurisdiction over the terms and conditions of interconnection agreements between ILECs and other carriers such as RCN. In each state, RCN has the option of adopting the terms of an agreement negotiated by another carrier, but RCN cannot be certain that other agreements with suitable terms will be available for adoption in all cases. If no such agreement is available, RCN can negotiate a new agreement with the ILEC, and in the event of an impasse either RCN or the ILEC may request binding arbitration by the PUC. While current FCC rules and regulations require the ILEC to provide interconnection and network elements on an individual and combined basis, RCN cannot assure you that the ILECs will provide these components in a manner and at a price that will support competitive operations. RCN cannot assure you that the outcome of any arbitration proceeding would be favorable to RCN, and there is considerable legal uncertainty as to how interconnection agreements are to be enforced before PUCs and where appeals of PUCs’ interconnection agreement determinations may be heard.

Taxes and Regulatory Fees

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

Other Regulatory Issues

Right-of-Way Access

In a number of jurisdictions, local authorities have attempted to impose right-of-way fees on RCN over and above the gross revenues fees paid pursuant to RCN’s cable franchises or OVS agreements or which are not imposed on the incumbent local telephone companies, which RCN believes are in violation of federal law. A number of FCC and judicial decisions have addressed the issues posed by the imposition of right-of-way fees on CLECs and on video distributors. To date the state of the law is uncertain and may remain so for some time. In New York City, RCN and other competitive telecommunications carriers have entered into agreements that provide for the payment of a percentage of their gross telecommunications revenues to the City of New York. Similar fees are not paid by Verizon, which is the incumbent local telephone company in the City of New York. This has had a negative impact on RCN’s ability to provide local telephone service in competition with Verizon. If RCN were required to pay local right-of-way fees that are excessive or discriminatory in other cities, this could have similar adverse effects on its local telephone business activities in those markets.

Pole and Conduit Attachments

Under the Pole Attachment Act, the FCC is required to regulate the rates, terms and conditions imposed by utilities for cable systems’ and telecommunications providers’ use of utility pole and conduit space unless state authorities can demonstrate that they adequately regulate pole attachment rates, terms and conditions. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. RCN is subject in some instances to pole attachment practices and fees that RCN believes are in violation of applicable federal law. RCN has attempted to resolve certain of these matters informally. In some cases, utility companies have increased pole attachment fees for cable systems that have installed fiber-optic cables and that are using these cables for the distribution of non-video services. The 1996 Act amendments to the Pole Attachment Act modified the prior pole attachment provisions by establishing a new formula for setting rates for attachment of telecommunications wiring, and requires that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way, owned or controlled by the utility if the facility is carrying cable or telecommunications wires already. The FCC adopted regulations to govern the charges for pole attachments used by companies providing telecommunications services, including cable operators. The United States Supreme Court and Court of Appeals for the District of Columbia Circuit both issued rulings in 2002 upholding aspects of the FCC’s pole attachment rules favorable to RCN. In a ruling of particular importance to RCN, the Supreme Court held that broadband service providers who co-mingled video, telecommunications, and Internet services over their networks are entitled to the protections of the Pole Attachment Act. This ruling ensures that RCN will have the benefit of the FCC’s rate formula for pole attachments. Notwithstanding this Supreme Court decision, RCN cannot predict whether utility companies will seek to raise the rates that RCN pays for pole attachments or whether such increases would materially affect the costs of RCN.

Program Access

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

Building Access

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

ITEM 1A.	RISK FACTORS

We emerged from Chapter 11 reorganization in 2004 and have a history of losses.

We sought protection under Chapter 11 of the U.S. Bankruptcy Code in May 2004 and emerged on December 21, 2004. We reported a net loss of $138.5 million for the year ended December 31, 2005 and a net loss of $3.7 million for the period December 21, 2004 through December 31, 2005 (Successor). We reported net income of $1.0 billion for the period January 1, 2004 through December 20, 2004 due to the forgiveness of our unsecured obligations in bankruptcy (Predecessor), and losses of $499.0 million during the fiscal year ended December 31, 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Our equity ownership, board of directors, and senior management were replaced in connection with our reorganization. While we have concentrated on refining our business strategy, we cannot predict if or when we will attain profitability or achieve significant improvement in our operating performance.

We continue to be highly leveraged and to have substantial indebtedness relative to our cash flow.

Our Chapter 11 reorganization reduced significantly the principal amount of outstanding indebtedness by converting approximately $1.2 billion in aggregate principal of our senior notes and accrued interest into new common stock. In addition, our indebtedness under our bank credit agreement was repaid in full in cash and indebtedness under our Evergreen Credit Agreement was reinstated and modified. Upon confirmation and effectiveness of the Plan, the total outstanding debt obligations for Reorganized RCN were reduced to approximately $494.0 million.

Despite these reductions, we remain highly leveraged. This amount of leverage may have important consequences for us, including:

•	placing us at a competitive disadvantage compared to our competitors that have less debt; and

•	making it difficult for us to obtain additional financing in the future for working capital, capital expenditures and other purposes.

We cannot guarantee that we will be able to reduce our level of indebtedness or generate sufficient cash flow to service our debt and meet our capital expenditure requirements. If we cannot do so, we would need to seek additional financing, reduce our capital expenditures or take other steps, such as disposing of assets. We cannot assure you that financing would be available on acceptable terms or that asset sales could be accomplished on acceptable terms.

In connection with operating our business and building our network, we have incurred operating and net losses and we expect to continue to experience losses for the foreseeable future. We had experienced negative cash flow in the past and may not be able to achieve or sustain operating profitability in the future. A variety of factors will affect our efforts to achieve positive cash flow in the future, including:

•	the intensity of competition and our ability to successfully market our products and services;

•	the rate at which we add new customers and lose existing customers;

•	the time and expense required to acquire new customers and to enhance our broadband network as planned; and

•	our ability to lower the cost of serving customers and the expense we will incur to achieve these cost savings.

These factors may hinder our business prospects and have a significant adverse effect on our cash flows.

The covenants in our debt instruments restrict our financial and operational flexibility.

The credit agreements for our first- and third-lien debt facilities and the indenture for our Convertible Notes impose operating and financial restrictions that affect our ability to, among other things:

•	incur additional debt;

•	issue preferred stock;

•	create liens on our assets;

•	make particular types of investments or other restricted payments;

•	engage in transactions with affiliates;

•	acquire assets or make certain capital expenditures;

•	utilize proceeds from asset sales for purposes other than debt reduction;

•	merge or consolidate or sell substantially all of our assets; and

•	pay dividends.

In addition, our first- and third-lien facilities require us to achieve specific goals such as minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), interest coverage, adjusted leverage and unrestricted cash. These requirements may affect our ability to finance future operations or to engage in other beneficial business activities. These restrictions may also limit our flexibility in planning for or reacting to changes in market conditions and cause us to be more vulnerable in the event of a downturn in our business. If we violate any of these lien restrictions, we could be in default under these agreements and be required to repay our debt immediately rather than at scheduled maturity. The security for our Convertible Notes and first- and third-lien facilities consists of liens on substantially all of our domestic assets. If we default under these financing agreements, the creditors could seek to accelerate our repayment obligations, and could seek to foreclose on our assets. If this were to happen, it would materially and adversely affect our company and our business. In addition, our debt facilities contain cross-default provisions which could result in the acceleration of our repayment obligations under all of our debt facilities in the event that we default on other indebtedness or become the subject of bankruptcy or insolvency proceedings.

Future sales of our common stock could adversely affect the price of our stock and our ability to raise capital.

A significant portion of our outstanding common stock is held by institutions, who own large blocks of our shares. Due to the relatively low trading volume in our stock, a decision by any of these investors to sell all or a portion of their holdings could cause our stock price to drop significantly, or cause significant volatility in our stock price.

In addition, we have a significant number of shares that we are obligated to issue or that will be come available for resale in the future:

•
in 2005 we issued options to purchase 3,752,835 shares of our common stock and 730,086 shares of our restricted stock under our Stock Plan, which vest ratably over three years (some of which are subject to performance criteria);

•	in 2005 we distributed warrants to purchase 188,032 shares of our common stock at a per share price of $34.16 to holders of Old RCN stock as part of our Chapter 11 reorganization;

•	we have issued notes that are currently convertible into 4,968,204 shares of our common stock at a per share price of $25.16; and

•
we have 628,446 shares of our common stock remaining in a reserve to settle disputed claims against us that were outstanding as of the date of our emergence from Chapter 11, which will be distributed either to claimants in settlement of any remaining outstanding claims, or to unsecured creditors and former bond holders on a pro rata basis once all outstanding claims are resolved and the period to reconsider the Bankruptcy Court’s ruling on RCN’s objections to the claims of all creditors expires.

Our markets are highly competitive.

In each of our markets we face significant competition from larger incumbent cable and telephone companies and DBS companies, high-speed data service providers and other telecommunication providers. These incumbents have numerous advantages, which result from their historically monopolistic control of their respective markets. These competitive advantages include:

•	significant economies of scale;

•	greater name recognition;

•	greater financial, technical, marketing and other resources;

•	well-established customer and vendor relationships;

•	significant control over limited conduit and pole space (in the case of incumbent cable and telephone companies); and

•	ownership of sought after content.

In addition, a continuing trend toward business combinations and alliances in the telecommunications industry may also create significant new competitors. We cannot predict the extent to which competition from such future competitors will impact our operations. Increased competition could lead to price reductions, fewer bundled sales, under-utilization of resources, reduced operating margins and loss of market share. Business combinations and joint ventures may also impact our ability to access new technology or other resources.

We may be unable to successfully anticipate and respond to various competitive factors affecting our industry, including regulatory changes that may affect our competitors differently from us, new technologies and services that may be introduced, changes in consumer preferences, demographic trends and discount pricing strategies by competitors.

New regulations or changes in existing regulations could adversely affect our business.

Telecommunications and cable television operators are subject to extensive regulation at the federal, state and local levels. This regulation affects the manner in which we must operate our business, and also has a direct and indirect impact on our operating costs.

These regulations are subject to change from time to time and new regulations are adopted periodically by both federal and other regulatory agencies. In addition, many of the existing regulations and requirements are currently the subject of judicial proceedings, legislative hearings and administrative proposals that could change the operations of communications companies. We cannot predict the ultimate outcome of these proceedings or how those outcomes may impact our business. Regulations, or interpretations of those regulations, that enhance the ability of our competitors could adversely affect our competitive position. Our ability to compete successfully will depend on the nature and timing of these legislative changes, regulations and interpretations and whether they are favorable to us or our competitors. See “Business-Regulation” for more information.

Changes in regulations or additional regulations may make it more difficult or costly to obtain or retain necessary governmental authorizations for our business.

We are required to have various governmental authorizations to operate our business and offer our services. New regulations, or changes to existing regulations, could negatively impact our ability to obtain and retain these authorizations by imposing additional requirements or qualifications, expanding restrictions or increasing the cost of compliance. We cannot assure you that we will be able to obtain all of the authorizations needed to construct broadband network facilities or to retain the authorizations we have already acquired. In addition, we cannot predict whether any additional regulations will be adopted that will increase our costs or reduce our revenues.

We may encounter difficulties expanding our existing markets and delays in constructing our network.

To expand our existing markets, we may have to obtain pole attachment agreements, construction permits, telephone numbers, franchises and other regulatory approvals. Delays in entering into pole attachment agreements, receiving the necessary construction permits and conducting the construction itself have adversely affected our schedule in the past and could do so again in the future.

We project the capital expenditures that will be required to upgrade or expand our network based in part on the amount of time necessary to complete the construction or upgrade of the network and the difficulty of this construction. If construction lasts longer than anticipated or is more difficult than anticipated, Our capital expenditures could be significantly higher, which could adversely affect our growth, financial condition and results of operations.

Programming costs have risen in past years and are expected to continue to rise, which may adversely affect our financial results.

The cost of acquiring programming is a significant portion of the operating costs for our cable television business. These costs have increased each year and we expect them to continue to increase, especially the costs associated with sports programming. Many of our programming contracts cover multiple years and provide for future increases in the fees we must pay. Historically, we have absorbed increased programming costs in large part through increased prices to our customers. However, we cannot assure you that competitive and other marketplace factors will permit us to continue to pass through these costs. In order to minimize the negative impact that increased programming costs may have on our margins, we may pursue a variety of strategies, including moving some programming to premium tiers or migrating some programming from our analog service to our digital service. Despite our efforts to manage programming expenses, we cannot assure you that the rising cost of programming will not adversely affect our cash flow and operating margins.

We are not large enough to negotiate programming contracts as favorable as some of our larger competitors.

Programming costs are generally directly related to the number of subscribers to which the programming is provided, with discounts available to large MSOs and DBS providers based on their high subscriber levels. As a result, larger cable and DBS systems generally pay lower per subscriber programming costs. We have attempted to obtain volume discounts through our membership in the NCTC. Despite these efforts, we believe that our per subscriber programming costs are significantly higher than large MSOs and DBS providers with which we compete in some of our markets. This may put us at a competitive disadvantage in terms of maintaining our operating results while remaining competitive with prices offered by these providers.

In addition, as programming agreements come up for renewal, we cannot assure you that we will be able to renew these agreements on comparable or favorable terms. To the extent that we are unable to reach agreement with a programmer on terms that we believe are reasonable, we may be forced to remove programming from our line-up, which could result in a loss of customers.

We operate OVS systems in some of the markets that we service under FCC channel capacity rules that are not applicable to franchised cable systems.

In portions of our New York, Boston, San Francisco and Washington, DC markets, we operate our video services under open video system (“OVS”) certificates. The FCC’s rules exempt OVS operators from many of the regulations and requirements applicable to cable operators, including the right of local governments to impose build-out obligations as a condition to constructing the OVS network. The FCC’s OVS rules, however, generally require OVS operators to make channel capacity on their facilities available to unaffiliated VPPs on a non-discriminatory basis. Following certification by the FCC, OVS operators must complete an open enrollment period that permits VPPs to seek capacity on the systems. To date, no VPP has sought capacity on any of our OVS systems.

Under the FCC’s rules, a competing in-region cable operator is not entitled to become a VPP on an OVS except in limited circumstances. Despite this, incumbent cable operators in the Boston, New York and Washington, D.C. area markets have in the past sought proprietary information about our OVS system to analyze the possibility of becoming a VPP on our network. We have rejected all of these requests based on our belief that the cable companies are ineligible under the FCC’s rules. The requesting companies have challenged our rejections at the FCC. One of those challenges was subsequently withdrawn by one of the two cable operators, and the FCC has never ruled upon the other complaint which was brought by Time Warner seeking access to proprietary OVS system information for our Boston and New York markets.

In 2002, we obtained new OVS certifications from the FCC for Boston and San Francisco, and since that time we have entered into OVS agreements with those cities and terminated our cable franchises. We subsequently completed a new open enrollment period for both cities and did not receive any requests for carriage by any VPP or from any of the incumbent cable operators in those markets. We believe that we are operating in conformity with all applicable provisions of the law and will continue to defend our OVS systems against what we believe are anti-competitive requests for data or carriage by competing in-region cable operators. We believe that Time Warner’s request for data regarding our Boston system in connection with its initial OVS open enrollment period has been rendered moot by the subsequent open enrollment period, in which Time Warner did not renew its claim. However, we cannot assure you that the FCC will resolve the Time Warner request for OVS data in our favor, or that other incumbents will not file similar requests in other markets during any subsequent open enrollment periods. If the FCC were to grant such a request, and require us to share such system data with local competitors, such an action could have a significant adverse effect on our company and our business. The FCC has the authority to enforce its OVS regulations by imposing substantial fines, issuing cease and desist orders and/or imposing other administrative sanctions, such as revoking FCC certifications.

Loss of interconnection arrangements could impair our telephone service.

We rely on other companies to connect our local telephone customers with customers of other local telephone providers. We presently have the right to interconnect with the networks of Verizon, SBC and other ILECs. If any of these interconnection agreements are not renewed, we will have to negotiate new interconnection agreements with the respective carriers. A renegotiated agreement could be on terms less favorable than current terms.

It is generally expected that the 1996 Act will continue to undergo considerable interpretation and implementation, which could have a negative impact on our interconnection agreements with Verizon and SBC. It is also possible that further amendments to the Communications Act may be enacted which could have a negative impact on our interconnection agreements with Verizon and SBC. The contractual arrangements for interconnection and access to UNEs with incumbent carriers generally contain provisions for incorporating changes in governing law. As a resulting, future FCC, PUC and/or court decisions may negatively impact the rates, terms and conditions of the interconnection services we have obtained and may seek to obtain under these agreements, which could adversely affect our business, financial condition or results of operations. Our ability to compete successfully will depend on the nature and timing of any such legislative changes, regulations and interpretations and whether they are favorable to us or to our competitors. See “Business-Regulation,” page 28.

The rates we pay for pole attachments and rights-of-way may increase significantly.

A portion of our network is attached to local utility companies’ poles and located in other rights-of-way of third parties. The rates we must pay utility companies for space on their utility poles or other public and private rights-of-way are frequently disputed. If the rates we pay for pole attachments or other public and private rights-of-way increase significantly or unexpectedly, it would cause our network to be more expensive to operate. It could also place us at a disadvantage to competitors who do not require, or who are less dependent upon, pole attachments, such as satellite providers and wireless voice service providers. See “Business-Regulation—Regulation of Video Services—Pole and Conduit Attachments” for more information.

Our current licenses are generally non-exclusive and the granting authorities are not required to renew them.

Our cable television systems are operated primarily under non-exclusive license agreements with local government licensing authorities, in some cases with the approval of state cable television authorities. Consequently, our business is dependent on our ability to obtain and renew these licenses. Although we have never lost a license as a result of a failure to obtain a renewal, our licenses are subject to non-renewal or termination under some circumstances.

If we fail to obtain renewals of our licenses, especially in the major metropolitan areas where we have a large number of customers, this could significantly and adversely affect our consolidated financial condition, results of operations or liquidity. In some cases, our licenses have not been renewed at expiration and we operate under temporary authority from the LFA while negotiating renewal terms with them. Currently seven of our cable franchises in the eastern Pennsylvania market are beyond their stated expiration dates but are continuing under their existing terms and conditions. We expect to renew substantially all of these franchises, but we cannot assure you that we will obtain these renewals on favorable terms.

There are risks of network failure and disruption.

Our network architecture generally limits any failure or disruption to the market in which the failure occurs. Many of our agreements with commercial customers, franchise agreements to provide cable television and certificates to provide phone service contain performance provisions that include rebates or credits for service interruptions. While we consider the likelihood low, prolonged or repeated service interruptions could adversely affect our ability to attract and retain customers, and therefore adversely affect our operating results.

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

Wireless Video

RCN also owns and operates wireless video television systems in its New York market using point-to-point 18 GHz microwave technology as an alternate means to deliver video programming to buildings that are not connected to RCN’s broadband network. During 2005, RCN sold a wireless video system in New York City, reducing its subscriber count by approximately 3,300, and will look to sell additional wireless video systems in the future. As of December 31, 2005, RCN had approximately 4,300 customers remaining on wireless video systems.

High-Speed Data Plant and Equipment

RCN’s primary Internet product is a high-speed data connection over its broadband network. RCN’s high-speed data connection currently offers download speeds up to a maximum of 10.0 Mbps to the individual cable modem user. Starting in March 2006, RCN will increase its maximum download speeds to 20 Mbps.

The data network consists of all the networking and computer equipment required to provide full and complete ISP services to both RCN’s cable modem and dial-up customers. These Internet services include unlimited access to the World Wide Web, personal email addresses, access to news services, personal web pages and file transfer capability. Additionally, RCN data customers are able to access other popular Internet-based services such as Instant Messaging, on-line electronic gaming and chat facilities. The underlying RCN network is comprised of core, border and edge routers, servers, switches, and the necessary high-speed transport and interconnection network. RCN has also designed and deployed a long haul, high-bandwidth broadband transport facility that interconnects Boston, New York, Philadelphia and Washington, D.C. This facility is used to provide high-speed connectivity between each of RCN’s points of presence in the northeast United States.

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

Generally, RCN provides a fiber-rich architecture capable of delivering voice services to the residential or commercial subscriber. Fiber-optic backbone facilities using SONET transport electronics typically provide interconnection from the RCN local telephony switch to the telephony distribution electronics. The telephony distribution electronics support up to 2,048 lines and serve as the interconnection point between the telephone switch and the local distribution fiber. Broadband facilities are utilized to transport the telephony signals to a residential service area node, a point typically within 900 feet from the furthest subscriber, which encompasses on average approximately 150 homes. These distances and home figures vary based on housing density and type of plant. The distribution facilities between the node and the subscriber are typically coaxial cable. RCN’s voice network provides primary line service with full interconnection to the local emergency 911 centers and is fully powered with reserve batteries in the network or at the premise to provide backup power, for a limited number of hours, in the event of a power outage.

VoIP

In its Chicago market, RCN uses VoIP technology within its local loop. This service uses RCN’s data network to carry digital voice information from the customer’s home to RCN’s local telephone switch for call completion. This service provides cost effective capabilities, while also providing the reliability of a standard circuit switched telephone offering, including e-911 service. In mid-2006, RCN intends to deploy new hubs in both Boston and eastern Pennsylvania that will utilize VoIP technology within the distribution plant. This deployment will allow efficient use of bandwidth and will reduce our cost per home passed and premise CPE. RCN will continue to roll out VoIP technology in other markets as needed.

Real Estate

As of December 31, 2005, RCN leased approximately 105 facilities including 85 technical and 20 non-technical facilities, which encompass 738,501 and 504,044 square feet, respectively, to support its operations under various non-cancelable leases with terms ranging from one to 25 years. RCN is actively seeking to sublease or negotiate a termination of the leases in part or all of 14 facilities, including seven technical and seven non-technical facilities, which contain 66,823 and 165,495 square feet, respectively. RCN also currently owns six technical facilities, which encompass 73,368 square feet. During 2005, due to reduced growth plans, RCN terminated 10 leases encompassing 113,118 square feet and subleased space at 5 locations totaling 95,341 square feet.

ITEM 3.	LEGAL PROCEEDINGS

ERISA Litigation

In re: RCN Corporation ERISA Litigation: On May 16, 2005, a consolidated class action complaint (the "Class Action Complaint") was filed in the United States District Court for the District of New Jersey under Master File NO. 04-CV-5068 (SRC), naming RCN Corporation and certain of its current and former directors, officers, employee administrators and managers, as well as Merrill Lynch Trust Company, FSB, as defendants for alleged violations of the Employee Retirement Income Security Act of 1974 (as amended, "ERISA"). On September 13, 2005, the plaintiffs filed a notice of voluntary dismissal of the claims against RCN’s current directors.

The Class Action Complaint seeks recovery of unspecified money damages for the benefit of a purported class of participants and beneficiaries of the RCN Savings And Stock Ownership Plan (the "Savings Plan") as a result of the defendants' alleged breaches of their fiduciary duties under ERISA. Defendants have filed a motion to dismiss the complaint in its entirety, which will be argued in March, 2006. Plaintiffs, to date, have not filed a motion for class certification. This litigation is subject to certain limitations ordered by the Bankruptcy Court described below.

Previously, on September 22, 2004, former employee Deborah K. Craig ("Craig"), on behalf of the Savings Plan and its participants and beneficiaries, filed a motion for leave to file proof of claim (the "Late Claim Motion"), seeking to assert a claim (the "Craig Proof of Claim") against RCN, after the claims bar date of August 11, 2004, for alleged violations of ERISA to recover alleged losses similar to those alleged in the Class Action Complaint. On October 5, 2004, Craig filed a purported class action complaint against certain fiduciaries of the Savings Plan within the meaning of ERISA in a lawsuit captioned Craig v. Filipowicz, et al., Case No. 04-cv-07875 (JSR) (S.D.N.Y.), which was subsequently transferred to the District of New Jersey, with a new Case No. 04-cv-05940 (SRC) (D.N.J.) (the "NJ Action"). On November 3, 2004, the Bankruptcy Court issued an order denying the Late Claim Motion in its entirety (the "Late Claim Order"), which Craig appealed to the United States District Court for the Southern District of New York. On December 20, 2004, Craig sought from the Bankruptcy Court limited relief (the "Injunction Relief Motion"), for the benefit of herself and all other similarly situated beneficiaries of the Savings Plan, from the injunction issued by the Bankruptcy Court's order confirming the Plan for the purpose of naming RCN as a nominal defendant in the NJ Action. On February 16, 2005, Craig filed a motion on the NJ Action docket to have the NJ Action consolidated with certain other related actions, with a proposed caption In re RCN Corporation ERISA Litigation, Master File No. 04-cv-5068 (SRC) (the "Consolidated Action"). On March 18, 2005, the United States District Court for the Southern District of New York issued an order affirming the Late Claim Order. On April 1, 2005, the Bankruptcy Court entered an order (the "Injunction Relief Order") granting the Injunction Relief Motion to the extent that (1) Craig and all other similarly situated parties (collectively, the "Plaintiffs") are permitted to name RCN as a nominal defendant in the pending Consolidated Action and (2) the Plaintiffs may enforce any judgment obtained against RCN solely against any applicable insurance companies and only up to limits of any applicable insurance coverage, to the extent such coverage is available. The Injunction Relief Order does not prevent the Plaintiffs from pursuing litigation claims against others, including current or former directors, officers, employees, partners, members, or managers of RCN or any other reorganized debtor and collecting in full any judgment Plaintiffs may obtain against such third parties. As an express condition to the entry of the Injunctive Relief Order, Craig waived any right of further appeal to the denial of the Late Claim Order. Subsequently, Plaintiffs filed the Class Action Complaint in the ERISA Litigation to pursue their remedies against RCN, subject to the limitations imposed by the Bankruptcy Court, and additional third parties. At this stage of the litigation, RCN cannot reasonably estimate the amount of uninsurable loss, if any, that may result from this matter.

Legal Proceedings Relating to Megacable

    In connection with RCN’s efforts to have its representatives named to the Board of Directors and to the Management Committee of Megacable, to receive financial information in a timely fashion and otherwise to enforce its rights under the agreements governing the relationship between RCN, Megacable and its shareholders, several legal proceedings have been initiated. Megacable alleged that, as a result of RCN’s reorganization under Chapter 11 of the Bankruptcy Code, RCN rejected its obligations under one of the three agreements governing the relationship between RCN, Megacable and its shareholders, and that this rejection constitutes a breach by RCN of its obligations under all three of the agreements. They further asserted that the alleged breach entitled Megacable to terminate the agreements. In response to these claims, RCN filed a motion in the Bankruptcy Court for the Southern District of New York seeking an order to the effect that no such rejection had occurred or, in the alternative, seeking to amend the Plan to specifically assume, as of the Effective Date of the Plan, the Megacable agreement alleged to have been rejected.

    In addition, on November 14, 2005, Megacable, MCM and 23 of their shareholders (the “Claimants”) filed an arbitration petition against RCN with the International Chamber of Commerce International Court of Arbitration alleging the same arguments. Claimants have requested that the arbitration tribunal declare the three agreements terminated as a result of the RCN’s alleged breach and that RCN’s interest in Megacable and MCM be extinguished in exchange for payment by Megacable and MCM of the book value of those interests.

    At hearings held in the Bankruptcy Court on RCN’s motion described above, the judge made certain findings which RCN believes address, in a manner favorable to RCN, whether any breach of the underlying agreements occurred, which is the sole premise of Megacable’s arbitration action.

On March 6, 2006, RCN entered into an agreement to sell its investments in Megacable and MCM to the shareholders who currently own the remaining 51% of these entities. In connection with the sale, RCN and the Claimants entered into a Settlement Agreement, pursuant to which the parties agreed that, upon the closing of the sale, the arbitration proceedings and Bankruptcy Court motion will be withdrawn with prejudice and all claims among the parties relating to the three agreements governing their relationship will be released in full. The sale is expected to close by the end of March, 2006. The sale is conditioned upon certain regulatory filings to be made by the purchaser, but is not subject to the receipt of any regulatory approvals or consents or any other conditions precedent.

City of Chicago Franchise Fee

RCN, like most if not all other cable providers, currently does not pay a franchise fee on its cable modem Internet access services on the basis that the FCC has determined that such Internet services are not “cable services” as defined in the Communications Act. RCN’s position has been challenged by the City of Chicago, which has brought suit against RCN-Chicago, as well as AT&T Broadband (now Comcast), the incumbent cable operator in RCN-Chicago’s franchised service area, and the other franchised cable television operator in the City of Chicago (collectively, the “Defendants”). The Defendants removed the action to federal court and succeeded initially in obtaining dismissal of the action on the ground that cable modem service, as a matter of law, is not a “cable television service” within the scope of the franchise agreements and therefore cannot be subject to the agreements’ franchise fee provision, which by its express terms is to be interpreted and applied in accordance with the Communications Act. The City of Chicago appealed both the removal to federal District Court and the District Court’s dismissal of its case to the U.S. Seventh Circuit Court of Appeals. On October 1, 2004, the Seventh Circuit vacated on jurisdictional grounds the District Court’s decision dismissing the City of Chicago’s claims, and remanded the case back to the Circuit Court for Cook County, Illinois, for further proceedings. The Seventh Circuit expressed no opinion on the merits of the case. The City of Chicago then re-filed its case in the Cook County Circuit Court. The Cook County Circuit Court on October 5, 2005, also dismissed the City’s complaint, and the City has now appealed the Circuit Court’s dismissal to the Illinois Appellate Court.

In the event the City of Chicago was ultimately to prevail on its complaint, RCN-Chicago would need to pay a 5% franchise fee on its cable modem revenues. Going forward, RCN-Chicago would likely pass through the additional fees to its cable modem Internet service customers, which would raise their rates as compared to the high-speed Internet services provided by ILECs and therefore could have an adverse effect on RCN-Chicago’s ability to compete with such providers. In the event that these fees are assessed retroactively, RCN-Chicago would likely not be able to recover these costs from its customers. Since any adverse result will affect all of RCN-Chicago’s cable competitors in the Chicago market, such a ruling would likely not have a disproportionate effect on RCN’s ability to compete with other cable operators in the Chicago market. RCN also notes that the United States Supreme Court in the Brand X decision upheld the FCC’s classification of cable modem service as an information service, rather than a cable or telecommunications service, for federal regulatory purposes. However, the scope of state and local authority to regulate cable modem service as an information service is a question of nationwide significance to LFAs and cable television franchisees, and is the subject of both pending litigation and FCC rulemaking. The ultimate result of all of these actions will likely determine whether and to what extent RCN’s cable modem Internet access service is subject to state and local regulation, in addition to any obligations that may be imposed by the FCC. RCN cannot predict the outcome of such legal and regulatory proceedings. The ultimate result of all of these actions, including the action brought by the City of Chicago, will likely determine whether RCN’s cable modem Internet service gross revenues will be required to be included for purposes of franchise fee payments, and RCN cannot assure you that it will not be subject to gross revenue fees or other regulation of its cable modem Internet access services in the future.

Other Legal Proceedings

Bankruptcy Matters

On December 21, 2004, RCN and nine of its direct and indirect wholly-owned subsidiaries emerged from protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to direct and indirect protection under the Plan. Under the Plan, essentially all claims against Old RCN and the RCN Debtors that arose prior to the commencement of the Chapter 11 cases were discharged. Claims for monetary damages (and equitable claims that give rise to a right to payment), including most of the legal proceedings pending against Old RCN at that time were included in the discharge. However, certain claims which were pending at the time the Plan became effective have not yet been resolved and are expected to continue through the first quarter of 2006. The following is a description of the material claims and of material legal proceedings in respect of claims that were resolved in the fourth quarter of 2005. As of December 31, 2005 there were no material remaining claims outstanding.

Claims by Kemper Insurance

On or about November 9, 2004, Kemper Insurance (including its affiliated companies, American Motorists Insurance Company, Lumbermen’s Mutual Casualty Company, American Protection Insurance Company, and American Manufacturing Mutual Company (collectively, “Kemper”)) filed general unsecured proofs of claim in an unliquidated amount in the Chapter 11 cases (the “Kemper Proofs of Claim”). Through the Kemper Proofs of Claim, Kemper sought an unliquidated amount for unpaid premiums and other charges in connection with certain insurance policies, claims processing agreements and other agreements between Kemper and one or more of the RCN Debtors. Since the filing of the objection, RCN and Kemper entered an agreement dated March 28, 2005 to consensually resolve the Kemper claims and the Bankruptcy Court approved a stipulation on June 13, 2005 which called for RCN to place $4.9 million in a trust account to serve as collateral to secure the payment of claims by Kemper related to workers compensation, auto, and general liability insurance policies written by Kemper for the period of March 2000 to March 2003. These funds, classified as long-term restricted investments on our balance sheet, were moved into the trust account in November 2005, replacing the prior collateral amount of $6.9 million, which consisted of $2.5 million of cash in escrow (also classified as long-term restricted investments) and a $4.4 million letter of credit.

Claims by Merrill Lynch, Pierce, Fenner & Smith

On January 19, 2006, RCN distributed 169,492 shares of common stock with a current market value of $4.0 million (valued as of January 13, 2006) to Merrill Lynch, Pierce, Fenner & Smith ("Merrill") in full and final satisfaction of general unsecured proofs of claims against RCN and the other RCN Debtors that asserted joint and several liability of $9.8 million in unpaid fees associated with work Merrill performed leading up to RCN's restructuring. The Bankruptcy Court authorized the distribution of these shares and dismissed all pending claims among the parties in connection with the dispute.

Claim by Former Employee

On December 17, 2005, RCN distributed 60,000 shares of common stock to Marie DeWees and her attorneys in full and final satisfaction of her general unsecured proof of claim filed with the Bankruptcy Court on July 27, 2004, which sought an allowed claim of $4.5 million. Previously, Ms. DeWees had filed a state court action in the Superior Court of New Jersey, Law Division, Mercer County, captioned Marie DeWees, et al v. RCN Corporation, et al. (Docket No. L—175-00) against RCN and various of its officers and employees which had been pending since January 12, 2000, alleging that Ms. DeWees, a Vice President, had been separated from the Company unlawfully on the basis of sex and age. On February 5, 2003, the trial court granted Summary Judgment in favor of RCN dismissing the state court complaint in its entirety. On February 12, 2003, Ms. DeWees filed an appeal in the Superior Court, Appellate Division, seeking reinstatement of her complaint. The appeal was stayed pending the RCN bankruptcy. On October 12, 2004, the Bankruptcy Court entered an order memorializing the agreement between RCN and Ms. DeWees to lift the stay for the purpose of allowing the Appellate Division to decide Ms. DeWees' appeal. On July 15, 2005, the Appellate Division reversed the order of the trial court and reinstated the complaint. On November 30, 2005, the Bankruptcy Court entered an order allowing Ms. DeWees' claim against RCN for $2.0 million to be satisfied with a one-time distribution of 60,000 shares of RCN’s common stock which occurred in 2005 and all claims in the state court action were dismissed.

Ordinary Course Matters

RCN or its subsidiaries are defendants in numerous personal injury, employment law and other matters in various jurisdictions that arise in the ordinary course of its business. None of these matters, individually or in the aggregate, is expected to be material.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters were submitted to a vote of the security holders of RCN during the fourth quarter of RCN’s 2005 fiscal year.

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

Period	High Price		Low Price

2004
First Quarter	$1.58		$0.25
Second Quarter	$0.33	(1)(2)	$0.10	(1)(2)
Third Quarter	$0.14	(1)	$0.04	(1)
Fourth Quarter (through December 20, 2004)	$0.07	(1)	$0.0	(1)

(1)	Represents market prices while operating during the Chapter 11 reorganization for periods subsequent to May 11, 2004.

(2)	High sales price reflects the sales price on NASDAQ prior to Old RCN’s delisting on May 12, 2004. Low sales price reflects the OTC Market low bid price during the balance of the quarter.

Immediately prior to the cancellation of Old RCN’s common stock on the Effective Date, there were approximately 4,296 stockholders of record of such stock.

Reorganized RCN’s new common stock began quotation on the OTC market under the symbol “RCNI” on December 21, 2004 and continued until March 21, 2005, when Reorganized RCN’s new common stock was accepted for quotation on NASDAQ under the symbol “RCNI”. The table below sets forth, on a per share basis for the periods indicated, the closing high and low bid prices for Reorganized RCN’s new common stock as reported on the OTC market for the period from December 21, 2004 to March 20, 2005, and the intra-day high and low sales prices for RCN’s new common stock as reported by NASDAQ from March 21, 2005 to December 31, 2005. The OTC bid prices represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions.

Period	High Price	Low Price

2004
December 21, 2004 through December 31, 2004	$23.25	$19.05
2005
From January 1, 2005 through March 20, 2005	$23.40	$18.75
From March 21, 2005 through March 31, 2005	$20.95	$19.11
Second Quarter	$24.75	$16.69
Third Quarter	$25.67	$21.00
Fourth Quarter	$24.57	$19.56

On March 3, 2006, the last reported sale price of RCN’s common stock was $25.00 per share and the number of stockholders of record was 10. This does not include those stockholders who hold shares in street name accounts.

Dividends

RCN has never declared or paid a cash dividend on its common stock and currently does not expect to do so for the foreseeable future.

Description of RCN Corporation’s Equity Securities

In accordance with the Plan, Reorganized RCN issued 36,020,850 shares of common stock with a par value of $0.01 of which 31,919,044 were distributed to certain of its former bond holders and other general unsecured creditors on the date of emergence, and 4,101,806 shares were placed in reserve to settle disputed claims against RCN that were outstanding as of the date of emergence. In 2005, RCN distributed 3,303,868 shares of common stock from the reserve in settlement of filed claims. As of December 31, 2005, 797,938 shares remained in the reserve to satisfy the remaining allowed claims. In January 2006, the Company made an additional distribution of 169,492 shares, reducing the reserve share balance to 628,446. After all outstanding claims are resolved, and the period to reconsider the Bankruptcy Court’s ruling on RCN’s objections to the claims of all creditors expires, RCN will distribute the remaining reserved shares to its unsecured creditors and former bond holders on a pro rata basis.

As contemplated in the Plan of Reorganization, RCN issued Convertible Notes which, pursuant to their terms, are convertible into approximately five million shares of RCN Common Stock, subject to certain limitations. Additionally, RCN was authorized by the Plan to issue warrants to the former stockholders of Old RCN to purchase an aggregate of 735,119 shares of RCN’s common stock. Each warrant allows the holder to purchase one share of RCN’s common stock for a price of $34.16. As of December 31, 2005, the Company had distributed 188,032 of these warrants which expire on December 21, 2006, and five such warrants were exercised in 2005.

The Plan also contemplated RCN issuing up to 10% of the common stock of Reorganized RCN, on a fully diluted basis, under a management incentive option plan to be adopted by RCN’s board of directors and submitted to its stockholders for approval. In the second quarter of 2005, RCN’s board of directors approved the RCN Stock Compensation Plan (the “Stock Plan”), which was approved by the Company’s stockholders in July 2005. The Stock Plan allows for the issuance of up to 4,636,619 shares of our common stock, in the form of stock options or restricted stock. As of December 31, 2005, the Company had issued 730,086 shares of restricted stock and granted options to purchase 3,752,835 shares of common stock at various strike prices. As of December 31, 2005, the Company had 3,149,802 options outstanding, which included 528,033 forfeitures. During 2005, RCN did not repurchase any of its common stock.

Securities Authorized For Issuance Under Equity Compensation Plans

The table below sets forth the summary information of RCN’s equity compensation plans, under which RCN’s common stock are authorized for issuance, as of December 31, 2005.

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by stockholders	3,149,802	$21.77	681,731

Equity compensation plans not approved by stockholders	-	$-	-
Total	3,149,802	$-	681,731

Sales of Unregistered Securities

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

Registration Rights

As required by the Plan and a registration rights agreement, in the third quarter of 2005, RCN registered 7,048,205 shares of its common stock held by affiliates beneficially owning 5% or more of the Company’s stock.

ITEM 6.	SELECTED FINANCIAL DATA

The table below presents selected consolidated financial data of RCN as of and for the five years ended December 31, 2005.

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

Upon emergence from Chapter 11 of the Bankruptcy Code on December 21, 2004, RCN adopted “fresh start” reporting in accordance with SOP 90-7. “Fresh start” accounting required RCN to re-value its assets and liabilities based upon their estimated fair values and to allocate its reorganization value. “Fresh start” reporting has changed the recorded value of RCN’s tangible and intangible assets with an associated change in expense items as compared to the historical financial statements. In addition, “fresh start” reporting adjustments were made to reflect the changes specified in the Plan (see Note 5 “Fresh Start Accounting” to RCN’s Consolidated Financial Statements). As a result, the historical financial data of the Predecessor may not be entirely comparable to the historical financial data of Reorganized RCN and may be of limited value in evaluating RCN’s financial and operating prospects in the future.

The consolidated balance sheet data and the consolidated statement of operations data presented below as of December 31, 2005 and 2004, and for the years then ended, have been derived from RCN’s Consolidated Financial Statements, which have been audited by Friedman LLP, an independent registered public accounting firm.

The consolidated balance sheet data and the consolidated statement of operations data presented below as of December 31, 2003, 2002 and 2001, and for each of the years in the three-year period ended December 31, 2003, have been derived from RCN’s Consolidated Financial Statements, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.

All of the information presented below should be read in conjunction with the information in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as RCN’s Consolidated Financial Statements and related notes beginning on page F-1.

RCN CORPORATION
SELECTED FINANCIAL DATA(1)
(Dollars in Thousands Except Per Share Amounts)

	Successor			Predecessor
	2005	December 21, to December 31, 2004(2)		January 1, to December 20, 2004		2003	2002	2001

Revenues	$560,964	$16,372		$470,459		$484,854	$433,494	$386,386
Income/(loss) from continuing operations	(138,601)	(3,688	)(3)	971,962	(4)	(499,747)	(1,422,295)	(692,849)
Income/(loss) from continuing operations per average common share:
Basic	$(3.86)	$(0.10)		$8.33		$(6.07)	$14.92	$(8.97)
Diluted	$(3.86)	$(0.10)		$6.77		$(6.07)	$14.92	$(8.97)
Total assets	1,253,940	1,400,510		1,254,689		1,529,356	1,990,272	3,603,131
Total debt	492,097	493,568		1,669,560		1,654,585	1,744,114	1,896,148
Redeemable preferred stock	-	-		1,825,212		1,772,310	2,304,426	2,142,276
Preferred stock dividend and accretion	-	-		52,902		173,392	162,150	151,663

(1)
Excludes discontinued operations (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discontinued Operations” and Note 9 to RCN’s Consolidated Financial Statements).

(2)	Successor 11 day period includes consolidated Starpower results.
(3)	Includes a gain from “fresh start” adjustments of approximately $173.2 million. See Note 5 to RCN’s Consolidated Financial Statements.
(4)
Includes a gain on settlement of liabilities as a result of RCN’s bankruptcy restructuring under Chapter 11 of the Bankruptcy Code of approximately $1,166.0 million. See Note 5 to RCN’s Consolidated Financial Statements.

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

Overview

We provide local and long distance telephone, video programming (including digital cable and high definition television), and data services (including cable modem, high-speed and dial-up Internet access) primarily to residential customers over a broadband network in densely populated markets in the U.S. Approximately 67% of our customers have two or more of our services (i.e., bundles) with the remainder having only one service. We operate in the Boston, New York, eastern Pennsylvania, Chicago, San Francisco, Los Angeles and the Washington, D.C. markets. We also served the communities in and around Carmel, New York, until March 9, 2004, when we completed the sale of our Carmel, New York cable and voice system for approximately $120.2 million in cash before closing adjustments.

On May 27, 2004, we, along with four of our subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) and on August 5 and August 20, 2004, five additional subsidiaries of the Company filed voluntary petitions for reorganization under Chapter 11 (RCN and such subsidiaries are collectively referred to as the “RCN Debtors”). On December 21, 2004 (the “Effective Date”), the RCN Debtors’ joint plan of reorganization (the “Plan”) became effective and the RCN Debtors emerged from Chapter 11. Pursuant to the Plan, our consolidated indebtedness and our debt service requirements were reduced substantially, our capital structure was realigned and substantially all of the new equity of RCN was issued to certain of our former creditors. For more details regarding the Plan, see “Business - RCN’s Chapter 11 Reorganization” in this Annual Report on Form 10-K.

The consolidated financial statements include the accounts of RCN and its consolidated subsidiaries. All intercompany transactions and balances among consolidated entities have been eliminated. On December 21, 2004, we increased our ownership interest in Starpower Communications, LLC (“Starpower”) from 50% to 100%. Starting on December 21, 2004, the assets acquired and liabilities assumed of Starpower were recorded at their respective fair values and our consolidated results of operations included Starpower. Prior to December 21, 2004, RCN accounted for its interest in Starpower under the equity method.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States (“US GAAP”) requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Management uses historical experience and all available information to make these judgments and estimates. These estimates and assumptions affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ. Despite these inherent limitations, management believes that Management’s Discussion and Analysis and the accompanying consolidated financial statements and footnotes provide a meaningful and fair perspective of the Company’s financial condition and operating results for the current period. Management believes the following critical accounting policies and estimates represent the more significant judgments and estimates used in the preparation of the audited consolidated financial statements included in this Annual Report:

•	Fresh start adjustments
•	Revenue recognition
•	Accrual of telecommunication costs
•	Valuation of long-lived assets and indefinite-lived assets
•	Leases

•	Allowance for doubtful accounts

In addition, there are other items within the financial statements that require estimates or judgment but are not deemed critical, such as the accrual of bonuses and contingencies, but changes in judgment, or estimates in these other items could also have a material impact on the financial statements.

Fresh Start Adjustments

Upon emergence from bankruptcy, we adopted “fresh start” accounting and reporting which resulted in material adjustments to the historical carrying amount of our assets and liabilities. Fresh start accounting and reporting was applied in accordance with SOP 90-7, which required us to allocate the reorganization value to our assets and liabilities based upon their estimated fair values. RCN management, with the help of its advisors, estimated the fair value of our tangible and intangible assets and liabilities. The determination of the fair values of assets and liabilities was subject to significant estimation and assumption.

Revenue Recognition

Revenues are recognized as earned when the services are rendered, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. Video and high-speed data revenues are recognized in the period service is provided and related cable installation revenues are recognized in the period of installation since they do not exceed the direct selling costs. Dial-up Internet revenues are earned based on the contract period. Telephone service revenues are recognized when services are provided. Local telephone revenues are based on tariff rates while long distance telephone revenues are based upon minutes of traffic processed in accordance with tariffs and the rates of long-distance providers. In 2003, RCN changed the method of recognizing revenue from reciprocal compensation payments, the fee that local exchange carriers pay to terminate calls on each other’s networks. RCN now records an estimate of the reciprocal compensation fees based upon calls terminated on RCN’s network. In prior periods, RCN recognized reciprocal compensation payments as realized. This change was a result of FCC rulings that enable RCN to accurately estimate these revenues.

Accrual of Telecommunication Costs

Cost of service includes expenses directly associated with providing telecommunications services to customers. We accrue for the estimated costs of services received from third party telecommunications providers during the period the services are received. Invoices received from the third party telecommunications providers are often disputed due to billing discrepancies. We accrue for all invoiced amounts, even amounts in dispute, as these amounts represent contingent liabilities that are considered probable and estimatable. Disputes resolved in our favor may reduce cost of service in the period the dispute is settled. As the period of time required to resolve these types of disputes often lapses over several quarters, the benefits associated with the favorable resolution of such disputes are often realized in periods subsequent to the accrual of the disputed amount.

Valuation of Indefinite-Lived Intangible Assets and Long-Lived Assets

As of October 1, 2005, we conducted our annual impairment test of our indefinite-lived franchise rights agreements in accordance with SFAS No. 142, “Goodwill and Other Intangible Asset” (“SFAS 142”). We used an income based approach and discounted the cash flows attributable to our franchise rights to estimate their fair value. We incorporated several estimates in this analysis, including our operating and capital spending budgets, growth rates and cost of capital. We also conducted a sensitivity analysis using different discount rates. Our impairment test indicated the our franchise rights agreements were not impaired as of October 1, 2005. While we believe our estimates are reasonable, actual results may differ significantly from our assumptions which could materially affect the valuation.

We evaluate our long-lived assets for impairment whenever indicators of impairment exist. Such indicators include factors such as the impairment of our indefinite-life franchises under SFAS 142, advances in technology by our competitors, adverse changes in relationships with local franchise authorities, adverse changes in market conditions and/or poor operating results. SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) require that if the sum of the undiscounted future cash flows expected to result from a company’s long-lived assets is less than the reported value of the asset, an asset impairment must be recognized in the financial statements. The amount of the recognized impairment would be calculated by subtracting the fair value of the asset from the reported value of the asset. We recognized impairment expense of $0.3 million, $6.9 million and $107.6 million in the year ended December 31, 2005 (Successor), the period from January 1 to December 20, 2004 (Predecessor) and the year ended December 31, 2003.

Exit Costs and Other Lease Related Costs

We have exited in excess of forty leased facilities, in whole or in part, over the last three years. SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) requires us to offset the present value of our lease payments for the exited property against estimated sublease rental income. Sublease assumptions frequently change based on market conditions which require us to adjust our projected cash flows related to exited properties. Changes in assumptions are recognized in income when made. When we terminate or buy out an exited lease, payment is charged against the liability and/or the remaining liability is reversed into income. We amortize this liability for these facilities as an offset to rent expense, which is included in selling, general and administrative expense, over the remaining term of the lease.

Upon emergence from bankruptcy, we recorded a “fresh start” liability for the excess of cost over fair value on all of our leased facilities. We amortize this liability for these facilities as an offset to rent expense, which is included in selling, general and administrative expense, over the remaining term of the lease. When we exit a facility and accrue an exit cost liability, in accordance with SFAS 146, we reverse the remaining “fresh start” reserve established for that property. Similarly, when we renegotiate a lease on one of these properties the reserve is reversed into income.

Allowance for Doubtful Accounts

We carry our accounts receivable at cost less an allowance for doubtful accounts. We compute our allowance by applying an increasing percentage to discounts in past due categories. This percentage is based on our history of actual write-offs. We also perform a subjective review of specific accounts to determine if an additional reserve is necessary.

Joint Ventures

Starpower

Starpower is a Delaware limited liability company formed in 1997 as a joint venture between a one of our subsidiaries and Pepco to sell video and telecommunications services to commercial and residential customers in Washington D.C. and the surrounding areas in Maryland and Virginia. On the Effective Date, We increased our ownership in Starpower from 50% to 100% by purchasing the 50% interest in Starpower owned by Pepco for $29.0 million. The $29.0 million purchase price was financed with borrowings under our credit facility. Prior to the purchase of the remaining 50% interest in Starpower, We accounted for the Starpower joint venture under the equity method of accounting and our pro-rata portion of Starpower’s operating results were included in the Predecessor’s formal statements as “equity in income (loss) of unconsolidated entities.” The Successor accounts for Starpower as a consolidated wholly-owned subsidiary.

Megacable and MCM

RCN has 48.93% interests in both Megacable, a cable television and high-speed data services provider in certain portions of Mexico, and MCM, a provider of local voice and high-speed data services in Mexico City. Although we have historically accounted for our investments under the equity method, we were unable to record any income on our investments during 2005 due to the continued lack of timely financial information from Megacable and MCM and the unwillingness of Megacable’s management to cooperate with us in our attempts to confirm the reliability and US GAAP compliance of the limited financial information we received. In addition, we have been unsuccessful in our attempts to assert our rights under the shareholder agreement to appoint representatives to the Megacable board of directors and management committees. Because of these factors, we have determined that we did not exercise sufficient control over Megacable and MCM to continue accounting for our investments in them under the equity method and have decided to account for these investments under the cost method, commencing in the fourth quarter of 2005, in accordance with Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”) and FASB Interpretation No. 35 “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock” (“FIN 35”). On March 6, 2006, RCN entered into an agreement to sell its investments in Megacable and MCM to the investors who currently own the remaining 51% of these entities for net after-tax proceeds of $300 million in cash. The transaction is expected to close by the end of March, 2006, after the necessary regulatory approval documents are filed.

RCN-BecoCom

RCN-BecoCom was formed in 1997 as a joint venture between RCN and NSTAR to increase penetration in the Boston market by assisting in the network rollout and gaining access to rights-of-way. In December 2003, RCN-BecoCom became a wholly-owned subsidiary of RCN. In 2005, we converted RCN-BecoCom to a business corporation from a limited liability company. Prior to December 2003, we consolidated the results of RCN-BecoCom because RCN was allocated 100% of any profits and losses of the joint venture.

Accounting Impact of Reorganization

Fresh Start Reporting

Our emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and the adoption of “fresh start” reporting in accordance with SOP 90-7. Upon adoption of “fresh start” reporting, a new reporting entity is created for accounting purposes and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. Accordingly, our reported historical financial statements prior to the adoption of “fresh start” reporting for periods ended prior to December 21, 2004 are not comparable to those of Reorganized RCN. In this Annual Report on Form 10-K, references to our operations and cash flows during the periods ended September 30, 2004 refer to the Predecessor.

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

In accordance with “fresh start” reporting, all assets and liabilities are recorded at their respective fair values as of December 21, 2004. Such fair values represent our best estimates. We engaged valuation consultants to assist us in our determination of fair value.

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

Reclassifications

Effective January 1, 2005, we changed the classifications of certain expenses from operating and selling, general and administrative to direct expenses. We feel expenses for pole rental, right-of-way use fees and plant utilities are directly related to generating revenue and therefore are properly classified as direct expenses. This resulted in an increase in direct costs of $6.8 million with a corresponding decrease in selling, general and administrative costs for the year ended December 31, 2004 (Successor/Predecessor). Certain other reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Segment Reporting

We view our business of providing voice, video and data communications services to residential and commercial customers as one business segment. All services are provided from the same telecommunications backbone, and no separate financial information is maintained or reviewed. We believe we can aggregate these revenue streams under the quantitative and qualitative thresholds defined in SFAS No. 131, “ Disclosures about Segments of an Enterprise and Related Information .”

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

The following tables summarize RGUs, Customers, ARPC, Average RGU’s per Customer and other important statistical measures. The decline in voice and video RGUs is due in part to management’s strategy to dispose or allow attrition of underperforming assets.

	Successor 2005	Successor / Predecessor 2004

Voice RGUs [1,6]	273,000	280,000
Penetration	19.5%	19.9%

Basic Video RGUs [1,6]	370,000	383,000
Penetration	26.4%	27.2%

Data RGUs [1,6]	244,000	222,000
Penetration	17.4%	15.8%

Total RGUs (Excluding Digital) [1,6]	887,000	885,000

Digital Subscribers [2]	220,000	196,000
Penetration	59.5%	51.2%

Customers [3,6]	409,000	425,000

Average Revenue Per Customer [4]	$102	$96

Average RGUs Per Customer [5]	2.1	2.0

(1) RGUs are all video, high-speed data, and voice connections provided to residential households and small businesses. Dial-up Internet and long distance voice services are not included. Additional telephone lines are each counted as a RGU, but additional room hook-ups for video service are not counted. For bulk arrangements in MDUs, the number of RGUs is based on the number of video, high-speed data and voice connections provided in that MDU. Delinquent accounts are generally disconnected and no longer counted as RGUs after a set period of time in accordance with our credit and disconnection policies. RGUs may include customers receiving some services for free or at a reduced rate in connection with promotional offers or bulk arrangements. RGUs provided free of charge under courtesy account arrangements are not counted, but additional services paid for are counted. Voice, basic video and data penetration is the number of RGUs for that service divided by the number of marketable homes, expressed as a percentage.

(2) A Digital Subscriber is a residential household or small business with at least one digital set-top box. Digital video penetration is the number of digital video subscribers divided by the number of basic video RGUs, expressed as a percentage.

(3) A Customer is a residential household or small business that has at least one paid video, high-speed data or local voice connection. Customers with only Dial-up Internet or long distance voice service are not included. For bulk arrangements in MDUs, a Customer is included if they pay for an additional service beyond those included in the bulk arrangement or if a service relationship exists with the end-user of our service. Delinquent accounts are generally disconnected and no longer counted as Customers after a set period of time in accordance with our credit and disconnection policies.

(4) Average Revenue per Customer is total revenue for a given monthly period (excluding Dial-up Internet, reciprocal compensation and commercial revenue) divided by the average number of Customers for the period.

(5) Average RGUs per Customer is the total average number of RGUs during a period divided by the average number of Customers for that period.

(6) Effective January 1, 2006, the Company changed its methodology for counting Customers and RGUs. Previously, certain commercial Customers and certain residential Customers in bulk MDU arrangements were not counted. In addition, dormitories and certain other commercial buildings will now be counted as only one Customer and one RGU. If individuals in those commercial buildings subscribe to additional services, they will also be counted as Customers and RGUs. The following table provides a reconciliation of the Customer and RGU amounts as of December 31, 2005 as reported above to those that would be reported under the new methodology. This change does not have a material impact on the Average Revenue per Customer or Average RGUs per Customer.

	Previous Methodology December 31, 2005	New Methodology December 31, 2005

Voice RGUs	273,000	278,000

Basic Video RGUs	370,000	369,000

Data RGUs	244,000	244,000

Total RGUs	887,000	891,000

Customers	409,000	419,000

Results of Operations

The financial information presented in this report comprises the audited condensed consolidated financial information of Successor for the year ended December 31, 2005, Successor/Predecessor for the year ended December 31, 2004 and Predecessor for the year ended December 31, 2003. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that would have resulted had Predecessor not been accounted for as a going concern.

Approximately 92% of our revenue for the year ended December 31, 2005 is attributable to recurring monthly charges for services provided to residential and commercial customers. The remaining 8% of our revenue is attributable to charges for usage-based services.

Expenses primarily consist of direct expenses, selling and general and administrative expenses, depreciation and amortization, and interest expense. Direct expenses include the cost of providing services such as cable programming, franchise costs and network access fees. Selling and general and administrative expenses include customer service costs, advertising, sales, marketing, order processing, telecommunications, network maintenance and repair (“technical expenses”), general and administrative expenses, installation and provisioning expenses, and other corporate overhead. All personnel costs, excluding stock-based compensation and certain retention and severance costs, are included in selling, general and administrative expense.

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Data)

	Successor	Successor	Predecessor	Predecessor
	For the year ended December 31, 2005	December 21 to December 31, 2004	January 1 to December 20, 2004	For the year ended December 31, 2003

Revenues	$560,964	$16,372	$470,459	$484,854
Costs and expenses:
Direct expenses	196,832	5,958	172,188	174,260
Selling, general and administrative (exclusive of stock-based compensation shown seperately below)	275,994	7,996	237,998	308,151
Non-cash stock-based compensation	8,913	-	4,414	4,692
Impairments, exit costs and restructuring	5,245	-	(7,674)	167,241
Depreciation and amortization	190,322	5,218	231,734	197,267

Operating loss	(116,342)	(2,800)	(168,201)	(366,757)
Investment income	5,648	-	2,942	6,260
Interest expense	42,333	888	96,702	180,206
Gain on sale of assets	2,536	-	1,875	7,130
Gain on the early extinuishment of debt	-	-	-	45,556
Other income (expense), net	1,556	-	(295)	1,071

Loss from continuing operations before reorganization items, income taxes and equity in income (loss) of unconsolidated entities	(148,935)	(3,688)	(260,381)	(486,946)
Reorganization (expense) income, net	11,113	-	(92,554)	-
Gain on settlement of liabilities subject to compromise and restructuring	-	-	1,166,027	-
Gain from "Fresh Start" adjustments	-	-	173,178	-
Income tax expense (benefit)	779	-	(114)	1,271

Income (loss) from continuing operations before equity in unconsolidated entities	(138,601)	(3,688)	986,384	(488,217)
Equity in income (loss) of unconsolidated entities	-	-	11,267	23,470
Impairment of unconsolidated entities	-	-	(25,689)	(35,000)

Net income (loss) from continuing operations	(138,601)	(3,688)	971,962	(499,747)
Income (loss) from discontinued operations, net of tax	(111)	-	2,204	10,362
Gain on sale of discontinued operations, net of tax	-	-	88,580	163,684

Net income (loss) before cumulative effect of change in accounting principle and preferred dividend and accretion requirements	(138,712)	(3,688)	1,062,746	(325,701)
Cumulative effect on prior years of retroactive application of a change in accounting for legal fees, net of tax	2,600	-	-	-

Net income (loss) before preferred dividend and accretion requirements	(136,112)	(3,688)	1,062,746	(325,701)
Preferred dividend and accretion requirements	-	-	52,902	173,392

Net income (loss) attributable to common stockholders	$(136,112)	$(3,688)	$1,009,844	$(499,093)

2005 (Successor) Compared to 2004 (Successor/Predecessor)

Revenues

Revenue increased $74.1 million, or 15.2%, to $561.0 million for the year ended December 31, 2005 (Successor) compared to the year ended December 31, 2004 (Successor/Predecessor combined) primarily due to our acquisition of the remaining 50% interest in Starpower. Excluding the impact of the consolidation of Starpower, revenue decreased $1.3 million, or 0.2%. The decrease was due mainly to the decline in customers from approximately 425,000 to 409,000. This accounted for a revenue decline of $19.4 million. Also contributing to the decline was lower dial-up revenue, lower reciprocal compensation revenue and the elimination of our video programming development business, RCN Entertainment, Inc., at the end of 2004. Dial-up revenue, which is reported in data, decreased by $10.0 million as the number of dial-up customers continued to decline. Reciprocal compensation revenue, which is impacted to a large degree by dial-up service, decreased $2.3 million. Revenue of RCNE for 2004 was $3.1 million.

Offsetting the above decline was an increase in the Average Revenue per Customer from $96 to $102. The improvement in Average Revenue per Customer resulted in increased revenue of $31.1 million which was driven primarily by an improvement in Average RGUs per Customer from 2.0 to 2.1 due to higher cable modem penetration. Also contributing to the increased revenue was an average 4% price increase for the basic video tier and higher digital penetration due to a network upgrade in our Chicago market. In addition, Commercial revenue increased $2.3 million.

	Revenue
	for the year ended December 31,
	Successor	Predecessor	Fav/(unfav)
	2005	2004	Variance	Var %

Video	$254,820	$220,158	$34,662	15.7%

Data	135,456	105,919	29,537	27.9%

Voice	146,961	141,475	5,486	3.9%

Reciprocal Compensation	6,582	6,758	(176)	-2.6%

Other	17,145	12,521	4,624	36.9%

Total	$560,964	$486,831	$74,133	15.2%

Direct Expenses

Direct expenses increased $18.7 million, or 10.5%, to $196.8 million for the year ended December 31, 2005 (Successor) compared to the year ended December 31, 2004 (Successor/Predecessor combined) due to our acquisition of the remaining 50% interest in Starpower. Excluding the impact of the consolidation of Starpower, direct expenses decreased $5.1 million, or 2.5%. Significant contributors reducing direct costs were a reduction in certain accrued interconnection fees, more favorable contract pricing from vendors and network optimization. Offsetting the declines in direct costs was an increase in video programming expenses due to a 6% increase in average programming costs per subscriber, offset by the decline in total video RGU’s.

The year ended December 31, 2004 also included net benefits of $4.8 million related to a $1.6 million settlement with our provider of Caller Name Identification services (CNAM), which resulted in a credit for past over-billings, $2.5 million related to video programming services and $0.7 million related to other direct cost benefits. The year ended December 31, 2005 included net benefits of $4.4 million primarily due to settlements related to billing for UNE loops, reciprocal compensation and from our data network providers. Also included in 2004 were costs associated with our video programming development division, RCNE, which was eliminated. Direct costs of RCNE for the year ended December 31, 2004 were $2.5 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $30.0 million, or 12.2%, to $276.0 million for the year ended December 31, 2005 (Successor) compared to the year ended December 31, 2004 (Predecessor/Successor combined) due to our acquisition of the remaining 50% interest in Starpower. Excluding the impact of the consolidation of Starpower, selling, general and administrative expenses decreased $7.4 million, or 2.6%.  Selling, general and administrative expenses for 2004 included $5.3 million in net benefits. During the year ended December 31, 2004, $5.4 million of net expense was reversed for amounts associated with the elimination of the Chairman’s Bonus Plan and other incentive plans. Additionally, the Company reached favorable settlements on disputed property taxes, franchise agreements and litigation and reversed provisions totaling $10.1 million. The company also recorded a charge of $7.8 million for rent to adjust for the fact that it was not recording rent expense on a straight-line basis and $2.5 million of expense for severance related to a work force reduction at the end of 2004. For 2005, selling, general and administrative expenses included net benefits totaling $1.4 million primarily related to litigation and tax reserves. Also, the years ended December 31, 2004 and 2005, included credits of approximately $1.7 million in 2004 and $0.5 million in 2005 related to transition services reimbursements received from the purchaser of our Carmel cable system. Excluding the impact of these benefits in 2004 and 2005, and the acquisition of Starpower, selling, general and administrative expenses declined $12.5 million or 4.3%.

The decline in selling, general and administrative expenses was due to our continued reduction of operating expenses. The savings related in part to reduced salaries and related labor costs of $12.1 million. Average employee headcount was down by 406 across all functional areas. The decline in average headcount was offset by an increase in average cost per employee due to annual merit increases, increased benefits costs and incentive compensation since the company significantly reduced its incentive pay in 2004 due to 2004 performance and the restructuring process. Other reductions related to network maintenance costs, telephone expenses in customer service, marketing, bad debt and property taxes totaled $8.8 million. Offsetting the reductions were increases in legal fees, building expenses and other costs totaling $8.4 million.

	SG&A
	for the year ended December 31,
	Successor	Predecessor	Fav/(unfav)
	2005	2004	Variance	Var %

Network operations and construction	$98,313	$93,569	($4,744)	-5.1%

Sales and marketing	50,571	$45,523	(5,048)	-11.1%

Customer Service	20,791	$24,348	3,557	14.6%

Operating, general and administrative	106,319	$82,554	(23,765)	-28.8%

Total SG&A	$275,994	$245,994	($30,000)	-12.2%

Non-Cash Stock-Based Compensation

In the second quarter of 2005, our Board of Directors approved the RCN Stock Compensation Plan (“Stock Plan”) which was approved by our stockholders in July 2005. The Stock Plan allows for the issuance of up to 4,636,619 shares, of our common stock in the form of stock options or restricted stock. During 2005, we granted 730,086 shares of restricted stock to our non-executive board members and certain executives. We also granted 3,752,835 options to purchase RCN stock to a broad category of employees. Total non-cash stock-based compensation expenses recognized for the year ended December 31, 2005 was $8.9 million using the Black-Scholes and lattice model valuation methods. We expect to recognize approximately $20.0 million, $19.4 million and $4.5 million in compensation expense based on outstanding grants under the Stock Plan in the upcoming years ending December 31, 2006, 2007 and 2008, respectively.

Impairments, Exit Costs and Restructuring

During the year ended December 31, 2005, we recorded exit costs of $8.9 million primarily due to vacating major facilities in Manhattan, NY, Princeton, NJ, Boston, MA, and suburban Philadelphia, PA. Offsetting this was a reversal into income of $6.9 million related to the cost over fair value liability for real estate leases that was recorded upon emergence from bankruptcy. This reversal is due to the fact that we recorded an exit cost liability on vacated facilities, and therefore a cost over fair value reserve was no longer appropriate. In addition the Company recorded $1.9 million of retention and severance expense due to the planned closure of our former headquarters facility. We also announced a plan to terminate 95 employees across all business functions in order to reduce future operating expenses consistent with our business plan. We recorded $1.1 million in severance expense related to this plan in the fourth quarter of 2005.

Depreciation and Amortization

Depreciation and amortization expense decreased $46.6 million, or 19.7%, to $190.3 million for the year ended December 31, 2005 (Successor) compared to the year ended December 31, 2004 (Predecessor/Successor combined). The net decrease is due, in part, to the effect of the fresh start accounting revaluation of assets upon emergence from Chapter 11 bankruptcy (see Note 4, Fresh Start Accounting). The decrease is also due to the change in the estimated life of capitalized technical labor and equipment on new home installations in 2004 which had a disproportionate effect on that year. The decrease is offset by $11.9 million in depreciation for Starpower, which was recorded as an equity investment in 2004. The decrease is also offset by an incremental $5.0 million of depreciation expense recorded due to the adjustment of the remaining lives of leasehold improvements and other fixed assets in the former headquarters which the company has announced it will close in the second quarter of 2006.

Investment Income

Investment income increased $2.7 million, or 91.9%, to $5.6 million for the year ended December 31, 2005 (Successor) compared to the year ended December 31, 2004 (Predecessor/Successor combined) due to an increase in return earned on investments.

Interest Expense

Interest expense decreased by $55.3 million, or 56.6%, to $42.3 million for year ended December 31, 2005 (Successor) compared to the year ended December 31, 2004 (Predecessor/Successor combined). This decrease is primarily due to the restructuring of debt during the fourth quarter of 2004. Outstanding debt at December 31, 2005 was $492.1 million compared to $493.6 million at December 31, 2004. The debt canceled in bankruptcy had interest rates of 9.8% to 11.125%. Our weighted average interest rate for 2005 was 7.9%.

Gain on sale of assets

Gain on sale of assets of $2.5 million for the year ended December 31, 2005 (Successor), consists primarily of $3.0 million of gains related to the sales of approximately 3,300 off-net video subscribers in the New York market, offset by losses on the disposition of property, plant and equipment.

Other income, net

Other income of $1.5 million for the year ended December 31, 2005 (Successor), consisting primarily of a settlement of $1.1 million received from a vendor for reimbursement of costs we incurred in prior years removing and reinstalling faulty equipment they supplied.

Reorganization expense

Reorganization income of $11.1 million consists of settlements of bankruptcy claims for amounts less than what was estimated and accrued in deferred reorganization expense at December 31, 2004.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities decreased $11.3 million or 100.0% for the year ended December 31, 2005 (Successor) compared to the year ended December 31, 2004 (Predecessor/Successor combined). On December 21, 2004, we acquired the 50% remaining interest in Starpower we did not already own. Prior to the acquisition, we accounted for our 50% interest in Starpower under the equity method. The results of Starpower are consolidated in our financial statements for the year ended December 31, 2005, whereas they are reported as equity in income of unconsolidated entities for the period from January 1 to December 20, 2004. We recorded an equity loss for Starpower of $5.9 million for the period from January 1 to December 20, 2004 excluding an impairment of $25.7 million which was recognized in the impairment of unconsolidated investments line of the statement of operations.

As discussed earlier in management’s discussion and analysis of financial results, we no longer account for our investments in Megacable and MCM under the equity method. In the period from January 1 to December 20, 2004 we recorded equity income of $17.2 million for our portion of Megacable’s estimated income for the first six months of 2004. We also recorded a fresh start gain of $25.6 million to value our investments in Megacable and MCM at their fair value. This amount was recorded in the gain from fresh start adjustments line of the statement of operations.

Discontinued Operations

On March 8, 2004, we completed the sale of our Carmel, NY (“Carmel”) cable system for proceeds of approximately $120.2 million (net of purchase price and post-closing adjustments). Carmel had approximately 30,000 customers when it was sold. On February 19, 2003, we completed the sale of our Central New Jersey (“CNJ”) cable system for proceeds of approximately $242.8 million. CNJ had approximately 80,000 customers when it was sold. In accordance with SFAS 144, the results of operations for Carmel and CNJ are reported as discontinued operations and their results are shown on one line, net of tax. In 2005 we had residual settlements of insurance claims and other matters resulting in income from Carmel of $0.04 million and a loss of $0.2 million from CNJ. Income from the Carmel cable system was $1.6 million for the year ended December 31, 2004, and we realized a gain on the sale of $88.6 million. Income from the CNJ cable system was $0.6 million for the year ended December 31, 2004.

2004 (Successor/Predecessor) Compared to 2003 (Predecessor)

Revenues

In 2004, revenues increased $2.0 million or 0.4%, to $486.8 million for the year ended December 31, 2004 (Successor/Predecessor combined) compared to the year ended December 31, 2003 (Predecessor). Revenues for 2004 include $2.2 million contributed by Starpower for the eleven-day period, December 21 through December 31, 2004. Included in the 2003 revenues is $20.9 million related to a settlement of certain disputes with an ILEC surrounding reciprocal compensation. As a result of this settlement, a cash payment of $18.5 million along with $2.4 million previously deferred were recognized as revenue. Excluding this settlement and the Starpower contribution, revenues in 2004 increased $20.7 million, or 4.5% over 2003. The revenue increase is due to an increase in the Average Revenue per Customer from $85 to $96 driven by a combination of rate increases for video services and increased RGUs for high-speed data. In addition, the revenue of RCNE increased by $4.4 million in 2004.

The revenue increases were offset by declines in voice revenues due to lower billed usage and prices, lower dial-up revenue and lower reciprocal compensation revenue. Dial-up revenue, which is reported in data, decreased by $4.5 million as the number of dial-up customers continued to decline. Reciprocal compensation revenue, which is impacted to a large degree by dial-up service, decreased $8.0 million, excluding the impact of the dispute settlement in 2003.

	Revenue
	for the year ended December 31,
	Predecessor	Predecessor	Fav/(unfav)
	2004	2003	Variance	Var %

Video	$220,158	$201,845	$18,313	9.1%

Data	105,919	95,068	10,851	11.4%

Voice	141,475	146,265	(4,790)	-3.3%

Reciprocal Compensation	6,758	35,763	(29,005)	-81.1%

Other	12,521	5,913	6,608	111.8%

Total	$486,831	$484,854	$1,977	0.4%

Direct Expenses

Direct expenses increased $3.9 million, or 2.2%, to $178.1 million for the year ended December 31, 2004 (Successor/Predecessor combined) compared to the year ended December 31, 2003 (Predecessor). The year ended December 31, 2003 included $3.5 million of net benefits related to settlements with certain voice and data network providers. The year ended December 31, 2004 included net benefits of $4.8 million related to a $1.6 million settlement with our provider of Caller Name Identification services (CNAM), which resulted in a credit for past over-billings, $2.5 million related to video programming services, $0.7 million related to other direct cost benefits and $0.7 million of costs related to Starpower for the eleven-day period, December 21 through December 31, 2004.

Significant contributors reducing direct costs were a reduction in certain accrued interconnection fees, more favorable contract pricing from vendors and network optimization. Offsetting the declines in direct costs was an increase in video programming expenses due to an increase in average programming costs per subscriber, offset by a decline in average video RGU’s.

Selling, and General and Administrative Expenses

Selling, and general and administrative expenses declined $62.2 million, or 20.2% to $246.0 million for the year ended December 31, 2004 (Successor/Predecessor combined) compared to the year ended December 31, 2003 (Predecessor). Selling, general and administrative expenses for 2003 included $18.9 million of benefits related to incentive and other compensation, property taxes, employee benefits, billing costs and certain marketing expenses. The year ended December 31, 2003 also included charges of $16.8 million related to restructuring costs, franchise and litigation reserves and credit card fees.

Selling, general and administrative expenses for 2004 included $5.3 million in net benefits. During the year ended December 31, 2004, $5.4 million of net expense was reversed for amounts associated with the elimination of the Chairman’s Bonus Plan and other incentive plans. Additionally, the Company reached favorable settlements on disputed property taxes, franchise agreements and litigation and reversed provisions totaling $10.1 million. The company also recorded a charge of $7.8 million for rent to adjust for the fact that it was not recording rent expense on a straight-line basis and $2.5 million of expense for severance related to a work force reduction at the end of 2004. Also, the year ended December 31, 2004 included credits of approximately $1.7 million related to transition services reimbursements received from the purchaser of our Carmel cable system.

Excluding these items, selling, general and administrative expenses declined $57.3 million, or 18.5%. The savings primarily related to reduced salaries and employee-related costs as well as facilities expenses as a result of staff reductions in customer service and general and administrative groups. Average employee headcount declined by 804 from 2004 to 2003. Other reductions included bad debt, insurance and telecommunications expenses.

	SG&A
	for the year ended December 31,
	Predecessor	Predecessor	Fav/(unfav)
	2004	2003	Variance	Var %

Network operations and construction	$93,569	$100,483	$6,914	6.9%

Sales and marketing	45,523	$52,815	7,292	13.8%

Customer Service	24,348	$37,309	12,961	34.7%

Operating, general and administrative	82,554	$117,544	34,990	29.8%

Total SG&A	$245,994	$308,151	$62,157	20.2%

Non-cash Stock-Based Compensation

Non-cash stock-based compensation decreased $0.3 million, or 5.9%, to $4.4 million for the full year 2004. The decrease was largely due to the effect of restricted stock cancellations in the Chapter 11 reorganization and the absence of any significant stock-based grants during 2004.

Impairments and other charges, net

We recorded an impairment gain of $7.7 million in 2004 as compared to a charge of $167.2 million in 2003. The gain in 2004 is primarily the result of our being able to negotiate more favorable lease terminations than originally anticipated.

Depreciation and Amortization

Depreciation and amortization expense in 2004 increased by $39.7 million or 20.1%, to $237.0 million from $197.3 million in 2003. The increase is due to the effect of previous dispositions and impairment in the value of network construction materials, equipment and leasehold improvements as network expansion plans were curtailed to preserve capital, offset by additional depreciation due to the change in accounting estimate adopted on January 1, 2004. (See Note 4, Summary of Significant Accounting Policies, to RCN’s Consolidated Financial Statements)

Investment Income

Investment income for 2004 of $2.9 million decreased from $6.3 million in 2003 due to lower interest rates and a decrease in average cash, temporary cash investments, short-term investments and restricted investments during 2004 compared to 2003.

Interest Expense

Interest expense decreased to $97.6 million compared to $180.2 million in 2003. The decrease in interest expense for the year ended December 31, 2004 reflects RCN’s implementation of SOP 90-7. On May 27, 2004, August 5, 2004 and August 20, 2004, the RCN Debtors filed a voluntary petition for reorganization under Chapter 11. RCN stopped recording interest on its senior notes and senior discount notes and classified this debt as a pre-petition liability subject to compromise. RCN did not pay the interest accrued beyond the date of its Chapter 11 filing.

Gain on Early Extinguishment of Debt

During the quarter ended September 30, 2003, we completed a debt repurchase for certain of its senior discount notes. Approximately $75.2 million in book and face value of senior notes was retired. A gain of approximately $45.6 million was recorded from the early retirement of debt in which approximately $27.8 million of cash was paid. In addition, RCN incurred fees of approximately $1.1 million and wrote off debt issuance costs of approximately $0.6 million.

Gain on Sale of Assets

During 2004 we sold various pieces of excess property, plant and equipment that were available due to our exiting facilities and reducing staff.

Reorganization Expenses

We incurred substantial expenses related to our bankruptcy filing and subsequent workout. These expenses included fees paid to attorneys, bankers, accountants and workout and other consultants. We also recorded retention expense to retain key employees through the bankruptcy process.

Gain/(loss) on Settlement of Liabilities Subject to Compromise and Restructuring

We recorded a net gain of $1,166.0 million in 2004 relating to the settlement of liabilities subject to compromise and restructuring. The major component of this gain was the expungement of RCN’s senior notes for $1,179.0 million upon emergence from Chapter 11.

Gain/(loss) on Fresh Start Adjustments

RCN recorded a net gain of $173.2 million in 2004 relating to fresh start adjustments. The major components in this gain were the revaluation of RCN’s fixed assets and intangible assets.

Discontinued Operations

On March 8, 2004, we completed the sale of our Carmel, NY (“Carmel”) cable system for proceeds of approximately $120.2 million. Carmel had approximately 30,000 customers when it was sold. On February 19, 2003, we completed the sale of our CNJ cable system for proceeds of approximately $242.8 million. CNJ had approximately 80,000 customers when it was sold. In accordance with SFAS 144, the results of operations for Carmel and CNJ are reported as discontinued operations and their results are shown on one line, net of tax. Income from the Carmel cable system was $8.4 million for the year ended December 31, 2003. Income from the CNJ cable system was $2.0 million for the year ended December 31, 2003 and we realized a gain of $163.7 million on the sales.

Equity in Income of Unconsolidated Entities

Equity in income of unconsolidated entities for 2004 was $11.3 million compared to $23.5 million for 2003. The 2004 amounts reflect $17.2 million of income from Megacable, offset by a $5.9 million equity loss for Starpower. Results for 2003 included $22.8 million in income for Megacable and $0.6 million in income for Starpower. Results for 2004 include only six months of our portion of estimated income from Megacable. As part of the fresh start adjustments, Megacable and MCM were revalued on the date of emergence to $178.0 million and we recorded a gain of $25.6 million in the gain on fresh start adjustments line of the statement of operations.

Impairment of Unconsolidated Entities

Impairment of unconsolidated entities in 2004 included a write-down of $25.7 million for the re-valuation of Starpower. Included in the 2003 results is an impairment charge of $35.0 million reflecting a further write-down of RCN’s investment in Starpower. The write-down reflects RCN’s current assessment of the fair value of this investment based on its most recent operating plan.

Liquidity and Capital Resources

	December 31, 2005	December 31, 2004

Cash, cash equivalents and short-term investments	$143,017	$163,964
Debt (including current maturities and capital lease obligations)	492,097	493,568

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $60.4 million for the year ended December 31, 2005 (Successor). Net loss from continuing operations was $136.0 million offset by $198.0 million in non-cash operating items. Net cash used by operating activities was $46.8 million for the twelve months ended December 31, 2004 (Successor/Predecessor). Although the Company recorded net income from continuing operations of $968.3 million for the period, noncash items, including $173.2 million of income from fresh start adjustments, a $1,166.0 million gain on the settlement of liabilities subject to compromise and $231.7 million of depreciation and amortization expense contributed $1,052.6 million to the income from continuing operations. Excluding these non-cash items, as well as the net change in certain assets and liabilities net of business acquisitions, cash used by continuing operations was $84.3 million. This was partially offset by a reduction in working capital, primarily reflecting a $42.8 million increase in accrued expenses.

Cash Provided by Investing Activities

Net cash used by investing activities was $97.8 million in the twelve months ended December 31, 2005 (Successor), which includes $89.3 million in additions to property, plant and equipment, a $21.7 million increase in short-term investments and $2.2 million for investments in acquisitions, partially offset by $6.3 million in proceeds from the sale of assets and a $9.0 million decrease in investments restricted for debt service. In comparison, cash provided by investing activities in the twelve months ended December 31, 2004 (Successor and Predecessor) was $209.7 million reflecting a $207.8 million decrease in investments restricted for debt service and proceeds of $120.2 million (net of purchase price and post-closing adjustments) from the sale of our Carmel, New York cable system partly offset by a $50.4 million decrease in short term investments, $52.3 million in additions to property, plant and equipment and $14.9 million (net of cash acquired) related to the acquisition of Starpower.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $5.2 million in the twelve months ended December 31, 2005 (Successor), reflecting $6.5 million in repayments under our First-Lien Credit Agreement and capital lease obligations, offset by $1.4 million in proceeds from the issuance of shares of our common stock under our 2005 Stock Compensation Plan . In comparison, cash used in financing activities in the twelve months ended December 31, 2004 (Successor and Predecessor) was $67.7million. The net use of cash was primarily due to the refinancing activities that took place under reorganization. Pursuant to the Plan, the Term Loan of the predecessor company was repaid and the related credit facility was terminated, all Senior Notes and Discount Notes of RCN were canceled in exchange for the right to receive shares of Reorganized RCN common Stock and the Evergreen Credit Agreement replaced with the Amended and Restated Term Loan and Credit Agreement (the “Third-Lien Term Loan”).

We believe that our available cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to fund our existing operations, planned capital spending and other commitments over the next twelve months. If our operating performance differs significantly from our forecasts, we may be required to reduce our operating expenses and curtail capital spending, and we may not remain in compliance with our debt covenants.

From time to time, we may evaluate certain strategic actions that would enhance our value, including selling assets and acquiring or merging with another entity. Under the terms of our credit facility, the proceeds of asset sales are required, with certain exceptions, to be used to pay down the credit facility. Acquisitions or mergers would require approval of our current lenders and in certain cases, our current stockholders. As of December 31, 2005, we have utilized all of our committed borrowing capacity. We have no assurance that our lenders and stockholders would give us approval to pursue acquisitions or mergers, nor can we be assured that we would be able to raise any funds necessary to undertake such acquisitions or mergers at terms favorable to us, if at all.

Description of Outstanding Debt

As of December 31, 2005, our total debt was approximately $492.1 million, including $3.5 million of capital leases. The following is a description of our debt and the significant terms contained in the related agreements.

Successor First-Lien Credit Agreement

Our obligations under the First-Lien Credit Agreement are guaranteed fully and unconditionally, jointly and severally, by each of our domestic subsidiaries. As collateral security for our obligations under the First Lien Credit Agreement and the guarantees thereof, we and each of the domestic subsidiaries has granted to Deutsche Bank, for the benefit of the syndicated Lenders (“First-Lien Lenders”), a first priority lien on substantially all of our tangible and intangible assets, including, without limitation, pledges of our equity ownership in our domestic corporations.

On December 5, 2005, the Company entered into an amendment to its First-Lien Credit Agreement so that it could enter into an agreement to purchase Consolidated Edison Communications Holding Company, Inc. (“CEC”), the telecommunications subsidiary of Consolidated Edison, Inc. (See “Business - Con Edison Communications”). The amendment added to the First Lien Credit Agreement an additional letter of credit facility under which up to $32.0 million of letters of credit may be issued to support obligations assumed in connection with the acquisition of CEC as well as other obligations supported by outstanding letters of credit. The amendment also made changes to the financial covenants included in the First Lien Credit Agreement to take into account the acquisition of CEC and certain additional updated assumptions. In addition, a schedule to the First Lien Credit Agreement was amended to insert items inadvertently omitted.

On March 3, 2006, the Company entered into another amendment to its First-Lien Credit Agreement to permit the sale of its investments in Megacable and MCM (See “Business - Overview of Business”), and to provide the Company with the ability to use a portion of the proceeds to pay down the Third Lien Term Loan. The amendment also modified the terms of the previous amendment entered into in December, 2005, to allow for working capital and capital expenditure adjustments to the purchase price of CEC, as defined in the CEC stock purchase agreement.

Successor Notes

On the Effective Date, we issued $125.0 million aggregate principal amount of 7.375% convertible second lien notes due 2012, which are convertible into shares of our common stock at a per share conversion price of $25.16 subject to certain adjustments. The Notes are governed by the indenture between us and HSBC Bank USA as Indenture Trustee dated December 21, 2004.

The Notes mature on June 21, 2012, subject, in certain instances, to earlier repayment in whole or in part. We used the proceeds from the Notes to finance, in part, the consummation of the Plan and the payment of the fees and expenses relating thereto. The Notes are guaranteed fully and unconditionally, jointly and severally, by all subsidiaries and the obligations under such guarantees, together with our obligations under the Notes, are secured by a second priority lien on substantially the same assets which secure the First Lien Credit Agreement.

Successor Third-Lien Term Loan

On the Effective Date, we amended and restated our Evergreen Credit Agreement by entering into an Amended and Restated Term Loan and Credit Agreement (the “Third-Lien Term Loan”) with HSBC Bank USA, National Association, as agent and collateral agent (in such capacities, the “Agent”) and certain financial institutions parties thereto, as lenders (the “Third-Lien Lenders”).

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

In addition, we with HSBC Bank USA, as Indenture Trustee of the Convertible Notes and as Collateral Agent for the Third-Lien Term Loan, have executed an Intercreditor Agreement ordering the priority of the liens of the various lenders.

Covenants

We are subject to certain covenants and restrictions on our debt agreements. As of December 31, 2005 we were in compliance with all covenants.

Letters of Credit

We have approximately $21.0 million of letters of credit as of December 31, 2005 relating to our workmen’s compensation and employee liability insurance policies, real estate lease obligations and license and permit obligations to governmental agencies. Approximately $0.9 million of these requirements are collateralized with restricted cash, as reflected in restricted investments in our Consolidated Financial Statements.

Contractual Cash Commitments

The following table summarizes RCN’s contractual cash commitments at December 31, 2005:

	(dollars in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 years	4-5 years	After 5 years

First Lien	$324,479	$3,278	$9,833	$311,368	$-
Convertible Second Lien Notes	125,000	-	-	-	125,000
Third Lien	39,155	-	-	-	39,155
Capital leases	3,463	370	458	392	2,243
Operating leases	138,520	21,356	41,895	33,732	41,537

Total Contractual Obligations	$630,617	$25,004	$52,186	$345,492	$207,935

Recently Issued Accounting Pronouncements

See Note 3, “Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements for a full description of recently issued accounting pronouncements including the date of adoption and effects on results of operations and financial condition.

Inflation

RCN does not believe that its business is impacted by inflation to a significantly different extent than the general economy in the United States and Mexico.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business RCN is exposed to market risk arising from changes in interest rates that could impact cash flows and earnings. Our primary interest rate risk results from changes in the London Interbank Offered Rate, or LIBOR, and U.S. prime and Eurodollar rates, which are used to determine the interest rates applicable to our borrowings under our First Lien Credit Agreement. RCN is also exposed to exchange rate risk relative to its equity investments in Megacable and MCM, which are subject to Dollar/Peso translation adjustments.

As of December 31, 2005, we held $72.1 million of short-term investments and $70.9 million of cash and cash equivalents primarily consisting of investment grade US Treasury bills, commercial paper, government backed obligations, and money market deposits. Our primary interest rate risk on these short-term investments and cash and cash equivalents results from changes in short-term (less than six months) interest rates. However, this risk is largely offset by the fact that interest on our bank credit facility borrowings is variable and is reset over periods of less than six months.

At December 31, 2005 the interest rate for the First Lien Credit Agreement approximated LIBOR plus 4.25%, or 8.8125%. Approximately 34.1% of RCN’s debt at December 31, 2005 is fixed in interest rate. If interest rates had been 10% higher throughout 2005, RCN would have incurred $2.8 million of additional interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RCN’s Consolidated Financial Statements, the related notes and the reports of the independent registered public accounting firms are included in this Annual Report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of RCN’s "disclosure controls and procedures" and "internal control over financial reporting" as of the end of the period covered by this Annual Report.

The evaluation of RCN’s disclosure controls and procedures and internal control over financial reporting included a review of our objectives and processes, implementation by the Company and the effect on the information generated for use in this Annual Report. In the course of this evaluation and in accordance with Section 302 of the Sarbanes Oxley Act of 2002, we sought to identify material weaknesses in our controls, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting that would have a material effect on our consolidated financial statements, and to confirm that any necessary corrective action, including process improvements, were being undertaken. Our evaluation of our disclosure controls and procedures is done quarterly and management reports the effectiveness of our controls and procedures in our periodic reports filed with the SEC. Our internal control over financial reporting is also evaluated on an ongoing basis by RCN’s internal auditors and by other personnel in RCN’s finance organization. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and internal control over financial reporting and to make modifications as necessary. We periodically evaluate our processes and procedures and make improvements as required.

Because of its inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management applies its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on their evaluation, RCN's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 and the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Friedman LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report.

Remediation of the Material Weaknesses Identified at December 31, 2004

As described more fully in the RCN’s Annual Report on Form 10-K for the period ended December 31, 2004, RCN’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of RCN’s disclosure controls and procedures (as defined in the Exchange Act Rule 13 (a)-15 (e)) as of December 31, 2004. Based upon the evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that RCN’s disclosure controls and procedures were not effective as of December 31, 2004 because of (1) the failure to obtain timely information about its 48.93% ownership interest in Megacable, and (2) the material weakness in internal control over financial reporting, related to lease accounting and the reconciliation of general ledger account balances.

During 2005, we implemented additional controls and procedures in order to address the material weaknesses related to lease accounting and the reconciliation of general ledger account balances.  Also during 2005, Management determined that it did not exercise sufficient control over Megacable and MCM to continue accounting for those investments under equity method and has decided to account for these investments under the cost method, commencing in the fourth quarter of 2005, in accordance with APB No. 18 “The Equity Method of Accounting for Investments in Common Stock”, and FASB Interpretation No. 35 “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock” (“FIN 35”). Consequently, these matters did not constitute control deficiencies as of December 31, 2005.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the our disclosure controls and procedures in place at the end of the period covered by this Annual Report pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that RCN’s disclosure controls and procedures (as defined in the Exchange Act Rule 13 (a)-15 (e)) were effective as of December 31, 2005.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts discussed above, there were no changes in our internal control over financial reporting that occurred during RCN's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In the third quarter of 2005, we announced that we would be closing our former headquarters in Princeton, NJ in the second quarter of 2006, and moving the functions performed there, which include accounting, finance, human resources, legal, information technology, and marketing to our new headquarters in Herndon, VA, or other RCN locations. The majority of our Princeton employees will not remain with RCN after the facility is closed. While we have a plan in place to ensure an effective transition, including two to three months of training for new employees by our Princeton employees, we cannot give absolute assurance that this transition will not negatively impact our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

RCN has amended its forms of Non-Qualified Option Agreement and Incentive Stock Option Agreement . These amended agreements are included as Exhibits 10.29 and 10.30 to this Annual Report.  The agreements were amended to correct a typographical error in the forms previously filed on RCN’s Current Report on Form 8-K dated January 6, 2006.  The previously filed forms mistakenly indicated that the term of the options is a maximum of 10 years.  The correct term of the options is a maximum of 7 years.

RCN has amended outstanding restricted stock awards made to its outside directors to (i) permit transfers of shares to entities in which a director is a shareholder, partner or member so long as the director retains sole power over the voting, tendering and disposition of the shares and (ii) clarify that the requirement that the director continue to hold 50% of all vested granted shares for so long as he or she serves as an RCN director is determined on a net-after tax basis.  An amended form of Director Restricted Stock Agreement is attached as Exhibit 10.31 to this Annual Report.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to our directors, our Audit Committee and Audit Committee financial expert is incorporated by reference to the information set forth under the captions entitled "Proposal No. 1. Election of Directors" and "Board of Directors and Corporate Governance Matters - Audit Committee" in our 2006 Proxy Statement.

The information required by this item with respect to our executive officers is set forth under the caption "Executive Officers of the Registrant" in Item 4A of this Annual Report.

The information required by this item with respect to our compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information set forth under the caption entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2006 Proxy Statement.

We adopted a revised Code of Business Conduct on April 7, 2005. The Code of Business Conduct is applicable to all our personnel, including all of our executive officers. The Code, together with the Charters of our Executive Committee, Nominating/ Corporate Governance Committee, Compensation Committee and Audit Committee, are publicly available at http://investor.rcn.com/downloads/codeofconduct.pdf or through our website at www.rcn.com. If we make any substantive amendments to the Code of Business Conduct or grant to any of our executive officers or members of our Board of Directors any waiver, including any implicit waiver, from any of the provisions of the Code, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth under the captions entitled "Board of Directors and Corporate Governance Matters - Compensation of Directors" and "Executive Compensation" in our 2006 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item with respect to the security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in our 2006 Proxy, as well as under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of this Annual Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RCN had the following material transactions with related parties during the year. RCN believes all transactions were designed to reflect arrangements that would have been agreed upon by parties negotiating at arm’s length.

In 1997, Starpower and Pepco entered into an agreement for the lease of certain portions of Pepco’s fiber system and under which Pepco provides construction and construction management services to Starpower. The costs of such services provided by RCN and Pepco to Starpower are believed to be equivalent to those that would be obtained from third party contractors. Based on the joint venture approved service agreement, which is renewed annually by Starpower, RCN allocates certain identified expenses incurred to Starpower. These expenses include network cost allocations, customer call center costs, and general administrative costs. These identifiable costs totaled approximately $11.7 million for the year ended December 31, 2005. Based on RCN’s interest in the Starpower joint venture, 50% of these costs are recognized by RCN on the Equity in (loss) of unconsolidated entities line in the Consolidated Statements of Operations. Subsequent to the acquisition, RCN accounted for Starpower as a 100% consolidated subsidiary.

In 2004, RCN paid Level 3 Communications (“Level 3”) approximately $.03 million for network construction and $3.1 million for circuit costs. Level 3 owned approximately 22% of the outstanding shares of RCN’s common stock immediately prior to the Effective Date (all such shares were extinguished in the Chapter 11 proceedings). In addition, Old RCN’s former Chairman and CEO served as director on Level 3’s board of directors. In July 2004, Level 3 filed a lawsuit against RCN alleging breach of contract in relation to several participation agreements RCN and Level 3 entered into in 2000. Level 3 claimed RCN owed approximately $1.7 million plus interest under the participation agreements. RCN defended the claim asserting that it opted out of those agreements. In February 2005, RCN and Level 3 executed a settlement agreement pursuant to which RCN paid Level 3 $0.7 million for settlement of the claim in full.

Prior to becoming RCN’s chief executive officer in December 2004, Peter Aquino provided consulting services to RCN through two advisory companies, the terms of which were approved by the Bankruptcy Court. From November 2003 until his resignation in August 2004, Mr. Aquino provided consulting services to RCN on behalf of Capital and Technology Advisors, LLC (“CTA”), the industry and technology advisors to the creditors’ committee in RCN’s Chapter 11 reorganization. For 2004, RCN paid approximately $3.6 million to CTA for such services. Upon emergence from bankruptcy, RCN retained CTA to provide strategic advisory services, for which RCN paid CTA $1.1 million in 2005.

In August, 2004, Mr. Aquino, through his company PDA Group, LLC (“PDA”), was retained by RCN to perform consulting services relating to RCN’s market and network operations, customer care and execution of sales and marketing strategies. In December 2004, RCN appointed Mr. Aquino chief executive officer, effectively ending his role as consultant, and he became an employee of RCN. As an operations consultant under PDA Group, LLC, Mr. Aquino was paid $0.2 million from August to December, 2004.

ITEM 14.	PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth under the caption entitled "Independent Registered Public Accountants and Related Fees" in our 2006 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements.

A listing of the financial statements, notes and reports of independent registered public accountants required by Item 8 begins on page F-1 of this annual report.

(2)	Financial Statement Schedules

See “Schedule II—Valuation and Qualifying Accounts” on page F-60

(3)	The index to the Exhibits begins on page E-1 of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2006	RCN Corporation

	By:	/s/ JAMES F. MOONEY
James F. Mooney Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

PRINCIPAL EXECUTIVE OFFICERS:

/S/ JAMES F. MOONEY	Chairman (Principal Executive Officer)	March 14, 2006
James F. Mooney

/S/ PETER D. AQUINO	President and Chief Executive Officer (Principal Executive Officer)	March 14, 2006
Peter D. Aquino

/S/ Michael T. Sicoli	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2006
Michael T. Sicoli

DIRECTORS:

/S/ JAMES F. MOONEY		March 14, 2006
James F. Mooney

/S/ PETER D. AQUINO		March 14, 2006
Peter D. Aquino

/S/ BENJAMIN C. DUSTER IV		March 14, 2006
Benjamin C. Duster IV

/S/ LEE S. HILLMAN		March 14, 2006
Lee S. Hillman

/S/ MICHAEL E. KATZENSTEIN	March 14, 2006
Michael E. Katzenstein

/S/ THEODORE H. SCHELL	March 14, 2006
Theodore H. Schell

/S/ DANIEL TSEUNG	March 14, 2006
Daniel Tseung

S-1

EXHIBITS INDEX

(Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit No.	Description

2.1
Joint Plan of Reorganization of RCN Corporation and Certain Subsidiaries, dated as of December 21, 2004 (incorporated by reference to Exhibit 2.1 of RCN’s Current Report on Form 8-K filed on December 14, 2004).

2.2
Order Confirming the Joint Plan of Reorganization of RCN Corporation and Certain Subsidiaries, dated as of December 8, 2004 (incorporated by reference to Exhibit 2.2 of RCN’s Current Report on Form 8-K filed on December 14, 2004).

3.1
Amended and Restated Certificate of Incorporation of RCN Corporation, dated as of December 21, 2004 (incorporated by reference to Exhibit 3.1 of RCN’s Current Report on Form 8-K filed on December 27, 2004 8-K).

3.2	Amended and Restated Bylaws of RCN Corporation (incorporated by reference to Exhibit 3.2 of RCN’s Current Report on Form 8-K filed on December 27, 2004).

4.1
Warrant Agreement, dated as of December 21, 2004, by and between RCN Corporation and HSBC Bank USA, National Association as Warrant Agent (incorporated by reference to Exhibit 4.1 of RCN’s Current Report on Form 8-K filed on December 27, 2004.

4.2
Registration Rights Agreement, dated as of December 21, 2004, by and between RCN Corporation and the Stockholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.2 of RCN’s Current Report on Form 8-K filed on December 27, 2004).

4.3
Note Purchase Agreement, dated as of December 21, 2004, by and among RCN Corporation, the Guarantors listed on the signature pages thereto and the Purchasers listed in Schedule I and Schedule II thereto (incorporated by reference to Exhibit 4.3 of RCN’s Current Report on Form 8-K filed on December 27, 2004).

4.4
Indenture, dated as of December 21, 2004, by and among RCN Corporation and HSBC Bank USA, National Association (incorporated by reference to Exhibit 4.4 of RCN’s Current Report on Form 8-K filed on December 27, 2004).

4.5
Registration Rights Agreement, dated as of December 21, 2004, by and between RCN Corporation and the Purchasers listed in Schedule I and Schedule II thereto (incorporated by reference to Exhibit 4.5 of RCN’s Current Report on Form 8-K filed on December 27, 2004).

10.1
Dark Fiber IRU Agreement dated as of May 8, 1997 among Metropolitan Fiber Systems/McCourt, Inc. and RCN Telecom Services of Massachusetts, Inc. (is incorporated by reference to Exhibit 10.2 to RCN’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.))

10.2
Dark Fiber IRU Agreement dated as of May 8, 1997 among Metropolitan Fiber Systems of New York, Inc. and RCN Telecom Services of New York, Inc. (is incorporated by reference to Exhibit 10.3 to RCN’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.))

10.3
Amended and Restated Operating Agreement of RCN-Becocom, LLC dated as of June 17, 1997 (is incorporated by reference to Exhibit 10.8 to RCN’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.))

10.4
Management Agreement dated as of June 17, 1997 among RCN Operating Services, Inc. and RCN-Becocom, Inc. (is incorporated herein by reference to Exhibit 10.9 to RCN’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.))

10.5
Construction and Indefeasible Right of Use Agreement dated as of June 17, 1997 between RCN-Becocom, Inc. and RCN-Becocom, LLC (is incorporated herein by reference to Exhibit 10.10 to RCN’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.))

Exhibit No.	Description

10.6
License Agreement dated as of June 17, 1997 between Boston Edison Company and RCN-Becocom, Inc. (is incorporated by reference to Exhibit 10.11 to RCN’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.))

10.7
Joint Investment and Non-Competition Agreement dated as of June 17, 1997 among RCN Telecom Services of Massachusetts, Inc., RCN-Becocom, Inc. and RCN-BecoCom, LLC (is incorporated by reference to Exhibit 10.12 to RCN’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825.))

10.8
Amended and restated Operating Agreement of Starpower Communications, L.L.C. by and between Pepco Communications, L.L.C. and RCN Telecom Services of Washington, D.C. Inc. dated October 28, 1997(is incorporated by reference to Exhibit 10.13 to RCN’s Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-22825.))

10.9+	Employment Agreement between RCN Corporation and Peter D. Aquino, dated May 6, 2005. (incorporated by reference to Exhibit 10.9 of RCN’s Annual Report on Form 10-K, filed on May 11, 2005).

10.10+	Employment Agreement between RCN Corporation and James Mooney dated May 6, 2005. (incorporated by reference to Exhibit 10.10 of RCN’s Annual Report on Form 10-K, filed on May 11, 2005).

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

10.13
Security Agreement, dated as of December 21, 2004, made by RCN and each Guarantor in favor of the Second-Lien Collateral Agent for the benefit of the Secured Creditors (as defined therein) (incorporated by reference to Exhibit 99.4 of RCN’s Current Report on Form 8-K filed on December 14, 2004).

10.14
Pledge Agreement, dated as of December 21, 2004, made by RCN Corporation and each Guarantor in favor of the Second-Lien Collateral Agent for the benefit of the Secured Creditors (as defined therein) (incorporated by reference to Exhibit 99.5 of RCN’s Current Report on Form 8-K filed on December 14, 2004).

10.15
Subsidiary Guaranty, dated as of December 21, 2004, made by each of the Guarantors (as defined therein) in favor of the Agent (as defined therein) for the benefit of the Secured Creditors (as defined therein) (incorporated by reference to Exhibit 99.6 of RCN’s Current Report on Form 8-K filed on December 14, 2004).

10.16
Intercreditor Agreement, dated as of December 21, 2004, by and between Deutsche Bank Cayman Islands Branch, as Administrative Agent, and HSBC Bank USA, National Association, as Second-Lien Collateral Agent and Third-Lien Collateral Agent (incorporated by reference to Exhibit 99.7 of RCN’s Current Report on Form 8-K filed on December 14, 2004).

10.17
Security Agreement, dated as of December 21, 2004, made by each of the Loan Parties (as defined therein) in favor of Deutsche Bank AG Cayman Islands Branch, the First-Lien Collateral Agent (incorporated by reference to Exhibit 99.8 of RCN’s Current Report on Form 8-K filed on December 14, 2004).

10.18
Pledge Agreement, dated as of December 21, 2004, made by each of the Loan Parties (as defined therein) in favor of Deutsche Bank AG Cayman Islands Branch, as First-Lien Collateral Agent for the benefit of the Secured Creditors (as defined therein) (incorporated by reference to Exhibit 99.9 of RCN’s Current Report on Form 8-K filed on December 14, 2004).

10.19
Subsidiary Guaranty, dated as of December 21, 2004, made by each of the Guarantors (as defined therein) in favor of HSBC Bank USA, National Association, as Second-Lien Collateral Agent for the benefit of the Secured Creditors (as defined therein) (incorporated by reference to Exhibit 99.10 of RCN’s Current Report on Form 8-K filed on December 14, 2004).

Exhibit No.	Description

10.20
Security Agreement, dated as of December 21, 2004, made by RCN Corporation in favor of the Third-Lien Collateral Agent (incorporated by reference to Exhibit 99.11 of RCN’s Current Report on Form 8-K filed on December 14, 2004).

10.21
Pledge Agreement, dated as of December 21, 2004, made by RCN Corporation in favor of HSBC Bank USA, National Association, as Third-Lien Collateral Agent for the benefit of the Secured Creditors (as defined therein) (incorporated by reference to Exhibit 99.12 of RCN’s Current Report on Form 8-K filed on December 14, 2004).

10.22+	Employment Letter by and between RCN Corporation and Stephen A. Bogiages, dated April 7, 2005 (incorporated by reference to Exhibit 99.1 of RCN’s Current Report on Form 8-K, filed on April 20, 2005).

10.23+	Employment Letter by and between RCN Corporation and Michael Sicoli, dated May 12, 2005 (incorporated by reference to Exhibit 99.2 of RCN’s Current Report on Form 8-K, filed on May 12, 2005).

10.24*+	Separation Agreement between RCN Corporation and Patrick T. Hogan, dated as of June 30, 2005.

10.25+	RCN Corporation Senior Executive Annual Bonus Plan (incorporated by reference to Exhibit 99.1 of RCN’s Current Report on Form 8-K, filed on July 26, 2005).

10.26+	RCN Corporation 2005 Stock Compensation Plan (incorporated by reference to Exhibit 99.2 of RCN’s Current Report on Form 8-K, filed on July 26, 2005).

10.27
First Amendment, dated as of November 30, 2005, to the First Lien Credit Agreement, dated as of December 21, 2004, among RCN Corporation, the lenders from time to time party thereto and Deutsche Bank AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 99.3 of RCN’s Current Report on Form 8-K, filed on December 8, 2005).

10.28*+	Separation Agreement between RCN Corporation and Stephen A. Bogiages, dated as of December 22, 2005.

10.29*+	Amended Form Non-Qualified Option Agreement.

10.30*+	Amended Form Incentive Stock Option Agreement.

10.32+	Form Executive Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 of RCN’s Current Report on Form 8-K, filed on January 6, 2006).

10.33*	Stock Purchase Agreement between RCN Corporation and Consolidated Edison, Inc., dated as of December 5, 2005.

10.34
Stock Purchase Agreement, dated March 6, 2006, entered into by and among RCN International Holdings, Inc, Teleholding, S.A. de C.V., Mega Cable, S.A. de C.V. and MCM Holding, S.A. de C.V. (incorporated by reference to Exhibit 99.2 of RCN’s Current Report on Form 8-K, filed on March 8, 2006)

10.35*
Settlement Agreement, dated March 6, 2006, entered into by and among RCN International Holdings, Inc., Teleholding, S.A. de C.V., Mega Cable, S.A. de C.V., MCM Holding, S.A. de C.V. and the Private Shareholders listed therein.

21	Subsidiaries of Registrant (incorporated by reference to Exhibit 21 of RCN’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 001-16805))

23.1*	Consent of Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm

23.2*	Consent of Friedman LLP, Independent Registered Public Accounting Firm

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

___________
*	Document attached.

+	Management compensatory plan or arrangement.

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	F-3

Report of Independent Registered Public Accounting Firm	F-4

Consolidated Statements of Operations for the year ended December 31, 2005 (Successor), the periods from December 21, 2004 to December 31, 2004 (Successor) and January 1, 2004 to December 20, 2004 (Predecessor) and the year ended December 31, 2003 (Predecessor)
F-5

Consolidated Balance Sheets as of December 31, 2005 (Successor) and December 31, 2004 (Successor)	F-6

Consolidated Statements of Cash Flows for the year ended December 31, 2005 (Successor), the period from December 21, 2004 to December 31, 2004 (Successor), the period from January 1, 2004 to December 20, 2004 (Predecessor) and the year ended December 31, 2003 (Predecessor)
F-8

Consolidated Statements of Changes in Common Stockholders’ Equity (Deficit) for the year ended December 31, 2005 (Successor), the periods from December 21, 2004 to December 31, 2004 (Successor) and January 1, 2004 to December 20, 2004 (Predecessor) and the year ended December 31, 2003 (Predecessor)
F-9

Notes to Consolidated Financial Statements	F-10

Schedule II—Valuation and Qualifying Accounts	F-67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of RCN Corporation
Herndon, Virginia

We have audited the accompanying consolidated balance sheets of RCN Corporation (a Delaware corporation) and subsidiaries, as of December 31, 2005 and 2004 (Successor Company) and the related consolidated statements of operations, cash flows and stockholders’ equity (deficit) and comprehensive income (loss) for the year ended December 31, 2005 and for the period from December 21, 2004 through December 31, 2004 (Successor Company), and for the period January 1, 2004 through December 20, 2004 (Predecessor Company). Our audits also included the financial statements and schedules listed in the Index at Item 15 (a). These consolidated financial statements and financial statement schedules are the responsibility of RCN’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RCN Corporation as of December 31, 2005 and December 31, 2004 (Successor Company), and the consolidated results of its operations and its cash flows for the year ended December 31, 2005 and for the period December 21, 2004 through December 31, 2004 (Successor Company), and for the period January 1, 2004 through December 20, 2004 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole present fairly in all material respects the information set forth therein.

As described in Notes 2 and 4 to the consolidated financial statements, the Successor Company emerged from bankruptcy on December 21, 2004 pursuant to a Plan of Reorganization confirmed by the Bankruptcy Court by order dated December 21, 2004. Accordingly, the accompanying consolidated financial statements of the Successor Company have been prepared in conformity with the fresh start accounting provisions of the AICPA’s Statement of Position 90-7, “Financial Reporting by entities in Reorganization Under the Bankruptcy Code” as of December 21, 2004.

As a result, the consolidated financial statements of the Successor Company are presented on a different basis than those of the Predecessor Company and, therefore, are not comparable in all respects.

As discussed in Note 2 to the consolidated financial statements, in the first quarter of 2005 the Company changed its method of accounting for legal fees related to legal activities directed against it.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of RCN Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway commission (COSO), and our report dated March 10, 2006 expressed an unqualified opinion thereon.

Friedman LLP
East Hanover, New Jersey

March 10, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
RCN Corporation
Herndon, Virginia

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that RCN Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of the Company’s internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of managements and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of un-authorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of December 31, 2005 and 2004 (Successor Company) and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) and comprehensive income (loss) for the year ended December 31, 2005 and for the period December 21, 2004 through December 31, 2004 (Successor Company) and for the period January 1, 2004 through December 20, 2004 (Predecessor Company) the financial statements and schedules listed in the index at Item 15(a) and our report dated March 10, 2006 expressed an unqualified opinion thereon.

Friedman LLP
East Hanover, New Jersey
March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of RCN Corporation

In our opinion, the consolidated statements of operations, changes in common stockholders' equity / (deficit) and of cash flows for the year ended December 31, 2003 listed in the accompanying index, present fairly, in all material respects, the results of operations and cash flows of RCN Corporation (Predecessor Company) for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index for the years ended December 31, 2003 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, which appears in the financial statements included in the Company's Form 10-K for the year ended December 31, 2003 and not presented herein, the Company has a working capital deficiency, a net capital deficiency and has incurred recurring losses from operations and net cash outflows from operations. At December 31, 2003, the Company will not have sufficient cash to meet its anticipated cash needs for working capital, capital expenditures, contractual debt maturities, cash interest payments and other activities for the next twelve months without successfully restructuring its balance sheet. Furthermore, the Company has not made recent interest payments on certain of its Senior Notes and is in default of its debt agreements. These matters raise significant doubt about the Company s ability to continue as a going concern. Management s plans in regard to these matters are also discussed in Note 2, which appears in the financial statements included in the Company's Form 10-K for the year ended December 31, 2003 and not presented herein. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Florham Park, NJ
March 25, 2004, except as to the guarantor subsidiaries financial statements for the year ended December 31, 2003 presented in Note 26 which is as of July 18, 2005.

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Data)

	Successor	Successor	Predecessor	Predecessor
	For the period ended December 31, 2005	For the year December 21 to December 31, 2004	For the period ended January 1 to December 20, 2004	For the year ended December 31, 2003

Revenues	$560,964	$16,372	$470,459	$484,854
Costs and expenses:
Direct expenses	196,832	5,958	172,188	174,260
Selling, general and administrative (exclusive of stock-based compensation shown seperately below)	275,994	7,996	237,998	308,151
Non-cash stock-based compensation	8,913	-	4,414	4,692
Impairments, exit costs and restructuring	5,245	-	(7,674)	167,241
Depreciation and amortization	190,322	5,218	231,734	197,267

Operating loss	(116,342)	(2,800)	(168,201)	(366,757)
Investment income	5,648	-	2,942	6,260
Interest expense	42,333	888	96,702	180,206
Gain on sale of assets	2,536	-	1,875	7,130
Gain on the early extinuishment of debt	-	-	-	45,556
Other income (expense), net	1,556	-	(295)	1,071

Loss from continuing operations before reorganization items, income taxes and equity in income (loss) of unconsolidated entities	(148,935)	(3,688)	(260,381)	(486,946)
Reorganization (expense) income, net	11,113	-	(92,554)	-
Gain on settlement of liabilities subject to compromise and restructuring	-	-	1,166,027	-
Gain from "Fresh Start" adjustments	-	-	173,178	-
Income tax expense (benefit)	779	-	(114)	1,271

Income (loss) from continuing operations before equity in unconsolidated entities	(138,601)	(3,688)	986,384	(488,217)
Equity in income (loss) of unconsolidated entities	-	-	11,267	23,470
Impairment of unconsolidated entities	-	-	(25,689)	(35,000)

Net income (loss) from continuing operations	(138,601)	(3,688)	971,962	(499,747)
Income (loss) from discontinued operations, net of tax	(111)	-	2,204	10,362
Gain on sale of discontinued operations, net of tax	-	-	88,580	163,684

Net income (loss) before cumulative effect of change in accounting principle and preferred dividend and accretion requirements	(138,712)	(3,688)	1,062,746	(325,701)
Cumulative effect on prior years of retroactive application of a change in accounting for legal fees, net of tax	2,600	-	-	-

Net income (loss) before preferred dividend and accretion requirements	(136,112)	(3,688)	1,062,746	(325,701)

Preferred dividend and accretion requirements	-	-	52,902	173,392

Net income (loss) attributable to common stockholders	$(136,112)	$(3,688)	$1,009,844	$(499,093)

Net income (loss) per common share
Basic:
Continuing Operations	$(3.85)	$(0.10)	$8.33	$(6.07)
Discontinued Operations	-	-	0.82	1.57
Net Income/(loss) before cumulative effect of change in accounting principle	$(3.85)	$(0.10)	$9.15	$(4.50)
Cumulative effect of change in accounting for legal fees	0.07	-	-	-
Net income (loss) attributable to common stockholders	$(3.78)	$(0.10)	$9.15	$(4.50)

Diluted:
Continuing Operations	$(3.85)	$(0.10)	$6.77	$(6.07)
Discontinued Operations	-	-	0.63	1.57
Net Income/(loss) before cumulative effect of change in accounting principle	$(3.85)	$(0.10)	$7.40	$(4.50)
Cumulative effect of change in accounting for legal fees	0.07	-	-	-
Net income (loss) attributable to common stockholders	$(3.78)	$(0.10)	$7.40	$(4.50)
Weighted Average Shares Outstanding:

Basic	36,040,165	36,020,850	110,294,169	110,877,797

Diluted	36,040,165	36,020,850	143,519,490	110,877,797

The accompanying notes are an integral part of these consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	Successor 2005	Successor 2004

ASSETS

Current Assets:
Cash and cash equivalents	$70,906	$113,539
Short-term investments	72,111	50,425
Accounts receivable, net of allowance for doubtful accounts of $3,665 and $4,568	49,242	52,618
Unbilled revenues	655	792
Interest receivable	390	755
Prepayments and other current assets	13,603	22,373
Short-term restricted investments	-	1,525

Total current assets	206,907	242,027

Property, plant and equipment, net of accumulated depreciation of $175,215 and $4,605	705,908	793,691
Investment in unconsolidated entity	184,896	178,000

Intangible assets, net of accumulated amortization of $19,743 and $613	118,145	141,786
Long-term restricted investments	17,568	25,063
Deferred charges and other assets	20,516	19,943

Total assets	$1,253,940	$1,400,510

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS—(Continued)
(Dollars in Thousands, Except Share and Per Share Data)

	December 31,
	Successor 2005	Successor 2004

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of capital lease obligations	$370	$558
Current maturities of long-term debt	3,278	3,300
Accounts payable	24,153	29,763
Advance billings and customer deposits	36,202	37,082
Accrued expenses	25,656	36,330
Accrued interest	4,942	837
Accrued direct expenses	42,287	32,301
Accrued exit costs	3,106	2,340
Accrued employee compensation and related expenses	17,365	14,704
Deferred reorganization costs	-	21,644
Current liabilities of discontinued operations	1,422	1,082

Total current liabilities	158,781	179,941

Long-term debt and capital lease obligations	488,449	489,710
Other long-term liabilities	43,808	25,937

Total liabilities	691,038	695,588

Commitments and contingencies

Stockholders' Equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 36,028,116 and 31,919,044 shares issued and outstanding	360	319
Committed stock, par value $0.01, 797,938 and 4,101,806 shares committed	8	41
Committed capital in excess of par	25,549	131,355
Additional paid-in-capital	684,146	576,895
Unearned compensation	(14,384)	-
Accumulated deficit	(139,800)	(3,688)
Accumulated other comprehensive income	7,023	-

Total stockholders' equity	562,902	704,922

Total liabilities and stockholders' equity	$1,253,940	$1,400,510

The accompanying notes are an integral part of these consolidated financial statements

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Successor	Successor	Revised Predecessor	Revised Predecessor
	For the year ended December 31, 2005	For the period December 21 to December 31, 2004	For the period January 1 to December 20, 2004	For the year ended December 31, 2003

Cash flows from operating activities:
Net income (loss) before preferred dividend and accretion requirements	$(136,112)	$(3,688)	$1,062,746	$(325,701)
Income (loss) from discontinued operations, net of tax	111	-	(2,204)	(10,362)
Gain on sale of discontinued operations	-	-	(88,580)	(163,684)
Cumulative effect of a change in accounting for legal fees	(2600)	-	-	-
Net income (loss) from continuing operations	(138,601)	(3,688)	971,962	(499,747)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion of discounted debt	4,608	-	4,541	14,370
Amortization of financing costs	2,333	-	9,511	15,762
Non-cash stock based compensation	8,913	-	4,413	4,692
Gain on sale of assets	(2,536)	-	(1,651)	(8,386)
Write off of deferred financing charges	-	-	18,076	-
Gain on early extingishment of debt	-	-	-	(45,556)
Gain on settlement of lease obligation	-	-	(14,525)	-
Non-cash fresh start adjustments	-	-	(173,178)	-
Gain on settlement of liabilities subject to compromise	-	-	(1,166,027)	-
Depreciation and amortization	190,322	5,218	231,734	197,267
Tax provision charged against intangibles	809	-	-	-
Deferred income taxes, net	-	-	(934)	-
Provision for doubtful accounts	9,516	342	8,617	12,335
Equity in loss of unconsolidated entities	-	-	(11,267)	(23,470)
Impairment in unconsolidated entity	-	-	25,689	35,000
Non-cash impairments, exit costs and restructuring	8,264	-	6,851	167,241
Payment of deferred reorganization costs	(21,644)	-	-	-

	61,984	1,872	(86,188)	(130,492)

Net change in certain assets and liabilities, net of business acquisitions
Accounts receivable and unbilled revenues	(6,003)	(914)	(10,700)	(2,931)
Accounts payable	(6,237)	(20,594)	29,513	(4,579)
Accrued expenses	8,168	5,842	36,945	(9,043)
Accounts receivable from related parties	-	15,469	3,378	(3,261)
Accounts payable to related parties	-	(15,469)	1,803	(10,117)
Advanced billing and customer deposits	(880)	-	1,310	135
Unrealized appreciation (depreciation) on investments	127	-	-	-
Other	3,028	1,075	(12,207)	(13,049)

Net cash provided by (used in) continuing operations	60,187	(12,719)	(36,146)	(173,337)

Cash provided by discontinued operations	239	-	2,012	3,087

Net cash provided by (used in) operating activities	60,426	(12,719)	(34,134)	(170,250)

Cash flows from investing activities:
Additions to property, plant and equipment	(89,340)	-	(52,294)	(87,481)
Acquisition of Starpower, net of cash acquired	-	(14,933)	-	-
Investment in acquisition	(2,244)	-	-	-
(Increase) decrease in short-term investments	(21,559)	-	(50,425)	227,641
Investment in unconsolidated joint venture	-	-	-	(2,000)
Distribution from unconsolidated joint venture	-	-	-	7,750
Proceeds from sale of assets	6,259	-	391	17,408
Decrease (increase) in restricted investments	-	-	203,160	(199,285)
Decrease (increase) in investments restricted for debt service	9,020	4,634	1,077	-

Net cash provided by (used in) continuing operations	(97,864)	(10,299)	101,909	(35,967)

Proceeds from sale of discontinued operations	-	-	118,061	239,644
Cash used in discontinued operations	(10)	-	-	(8,813)

Net cash provided by (used in) investing activities	(97,874)	(10,299)	219,970	194,864

Cash flows from financing activities:
Repayments of long-term debt	(5,522)	-	(395,367)	(68,000)
Change in term loans	-	-	(111,377)	-
Payments of capital lease obligations	(558)	-	(3,715)	(2,590)
Payments made for debt financing costs	(515)	-	(12,215)	(12,853)
Proceeds from the issuance of long-term debt	-	-	455,000	27,806
Proceeds from the exercise of stock options	1,410	-	-	53

Net cash used in financing activities	(5,185)	-	(67,674)	(55,584)

Net increase (decrease) in cash and cash equivalents	(42,633)	(23,018)	118,162	(30,970)
Cash and cash equivalents at beginning of period	113,539	136,557	18,395	49,365

Cash and cash equivalents at end of period	$70,906	$113,539	$136,557	$18,395

Supplemental disclosures of cash flow information
Cash paid during the periods for:

Interest, net of capitalized interest of $0, $0, $539 and $1,430	$31,277	$1,763	$39,775	$137,794

Income taxes	$-	$-	$68	$56

The accompanying notes are an integral part of these consolidated financial statements.

RCN CORPORATION
Consolidated Statements of Changes in
Common Stockholders' Equity/(Deficit)
Each of the years in the three year period ended December 31, 2005
(Dollars in thousands Except Share and Per Share Data)

	Common Stock Class A Shares	Common Stock Class A Amount	Committed Capital Shares	Committed Capital Amount	Committed Capital in Excess of Par	Common Stock Class B Shares	Common Stock Class B amount	Warrants	Additional Paid in Capital	Retained Earnings/ (Accumulated Deficit)	Treasury Stock Shares	Treasury Stock Amount	Unearned Compensation Expense	Unrealized Cumulative Translation Adjustment	Appreciation/ Depreciation on Investments	Total Common Stockholders’ Equity(Deficit)

Balance, December 31, 2002, Predesessor	110,795,577	$110,796		$-	$-		$-		$1,451,744	$(3,889,385)	(682,867)	$(9,583)	$(4,336)	$(5,134)	$1,484	$(2,344,414)
Net loss to common shareholders										(499,093)						(499,093)
Stock plan transactions	1,355,983	1,356							5,718				58			7,132
Conversion of joint venture ownership interest									276							276
Warrant issuance									4,025							4,025
Recognition of unearned compensation													3,936			3,936
Conversion of Series B Preferred Stock						11,424,810	11,425		694,082							705,507
Cancellation of restricted stock grants									(5,427)		(633,693)	(727)				(6,154)
Unrealized depreciation on investments															(1,244)	(1,244)
Cumulative translation adjustment														(8,856)		(8,856)

Balance, December 31, 2003, Predesessor	112,151,560	$112,152	-	$-	$-	11,424,810	$11,425	-	$2,150,418	$(4,388,478)	(1,316,560)	$(10,310)	$(342)	$(13,990)	$240	$(2,138,885)

Net Income/(loss) to common shareholders										1,009,844						$1,009,844
Stock plan transactions	84,359	84										144	(6)			222
Record Restricted Stock Expense													316			316
Recognition of unearned compensation									3,851							3,851
Conversion of Series B Preferred Stock																-
Cancellation of restricted stock grants											(638,649)					-
Unrealized depreciation on investments															(403)	(403)
Cumulative translation adjustment														(3,298)		(3,298)
Impact on Fresh Start Adjustments:																-
Cancellation of shares in Predecessor	(112,235,919)	(112,236)				(11,424,810)	(11,425)				1,955,209	10,166				(113,495)
Elimination of accumulated losses										3,378,634						3,378,634
Other Fresh Start adjustments									(2,154,269)				32	17,288	163	(2,136,786)

Balance, December 20, 2004, Predesessor	-	$-	-	$-	$-	-	$-	-	$-	$-	-	$-	$-	$-	$-	$-

Successor:
									$576,895							$576,895
Equity issued to creditors Issuance of common stock
Issuance of common stock	31,919,044	$319														319
Committed capital			4,101,806	$41	$131,355											131,396
Successor Balance December 21, 2004	31,919,044	319	4,101,806	41	131,355	-	-	-	576,895	-	-	-	-	-	-	708,610
Net Income/(loss) to common shareholders										(3,688)						(3,688)

Balance December 31, 2004, Successor	31,919,044	$319	4,101,806	$41	$131,355	-	$-	-	$576,895	$(3,688)	-	$-	$-	$-	$-	$704,922

Net loss to common shareholders										(136,112)						(136,112)
Issuance of committed shares in payment of claims	3,303,981	33	(3,303,981)	(33)	(105,806)				105,806							(0)
Issuance of restricted stock	730,086	7							17,486				(17,493)			-
Exercise of warrant	5	-						-	-							-
Return of committed shares			113													-
Amortization of restricted stock award													3,109			3,109
Amortization of stock options									5,804							5,804
Issuance of stock upon exercise of options	75,000	1							1,409							1,410
Adjustment to deferred tax valuation allowance related to indefinite-lived intangible assets									(23,819)							(23,819)
Warrant issuance					0			735	565							565
Foreign currency translation gain/(loss)														6,896		6,896
Gain (loss) on assets held for sale															127	127

Balance December 31, 2005, Successor	36,028,116	$360	797,938	$8	$25,549	-	$-	735	$684,146	$(139,800)	-	$-	$(14,384)	$6,896	$127	$562,902

The accompanying notes are an integral part of these consolidated financial statements

RCN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars, Except Share and Per Share Data)

1.	ORGANIZATION AND BASIS OF PRESENTATION

RCN’s primary business is delivering video programming (including digital cable and high definition television), data services (including cable modem, high-speed and dial-up Internet access), and local and long distance telephone services, primarily to residential customers over a broadband network in the Boston, New York, eastern Pennsylvania, Chicago, San Francisco and Los Angeles markets. RCN also holds a 100% interest (50% prior to December 21, 2004) in Starpower Communications LLC (“Starpower”) which serves the Washington, D.C. metropolitan market. RCN also served the communities in and around Carmel, New York, until March 9, 2004, when it closed on the sale of its Carmel, New York, cable and voice system for approximately $120.2 million in cash before closing adjustments. RCN was also the incumbent franchised cable operator in many communities of central New Jersey until these operations were sold on February 19, 2003 for approximately $242.8 million.

The consolidated financial statements include the accounts of RCN and all wholly owned subsidiaries. All intercompany transactions and balances among consolidated entities have been eliminated. On December 21, 2004, RCN acquired a controlling interest in Starpower (See Note 6). Starting on December 21, 2004, the date of acquisition, the assets acquired and liabilities assumed were recorded at their respective fair values and the consolidated results of operations included Starpower. Prior to December 21, 2004, RCN accounted for its interest in Starpower under the equity method.

Megacable and MCM

RCN has 48.93% interests in both Megacable, a cable television and high-speed data services provider in certain portions of Mexico, and MCM, a provider of local voice and high-speed data services in Mexico City. Although we have historically accounted for our investments under the equity method, we were unable to record any income on our investments during 2005 due to the continued lack of timely financial information from Megacable and MCM and the unwillingness of Megacable’s management to cooperate with us in our attempts to confirm the reliability and US GAAP compliance of the limited financial information we received. In addition, we have been unsuccessful in our attempts to assert our rights under the shareholder agreement to appoint representatives to the Megacable board of directors and management committees. Because of these factors, we have determined that we did not exercise sufficient control over Megacable and MCM to continue accounting for our investments in them under the equity method and have decided to account for these investments under the cost method, commencing in the fourth quarter of 2005, in accordance with Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”) and FASB Interpretation No. 35 “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock” (“FIN 35”). The investments in Megacable and MCM were recorded at fair value in accordance with “fresh start” accounting on the date of emergence, and as noted above the Company has recorded no income on these investments in 2005. On March 6, 2006, RCN entered into an agreement to sell its investments in Megacable and MCM to the investors who currently own the remaining 51% of these entities for net after-tax proceeds of $300.0 million in cash. The transaction is expected to close by the end of March, 2006, after the necessary regulatory approval documents are filed.

Starpower

Starpower is a Delaware limited liability company formed in 1997 as a joint venture between a subsidiary of RCN and Pepco Communications, L.L.C., a subsidiary of Pepco Holdings, Inc. (“Pepco”), to sell video and telecommunications services to residential and commercial customers in Washington, D.C. and the surrounding areas in Maryland and Virginia. On December 21, 2004, RCN increased its ownership in Starpower from 50% to 100% by purchasing the 50% interest in Starpower owned by Pepco for $29.0 million. RCN financed the $29.0 million purchase price with borrowings under its credit facility. Starpower continues to lease certain portions of Pepco’s fiber system and Pepco provides construction and construction management services to Starpower. RCN believes that the terms and conditions of the services provided by Pepco to Starpower are consistent with those which could be obtained from other utilities.

Change in Accounting for Legal Fees

During the first quarter of 2005, the Company changed its method of accounting for legal fees related to legal actions directed against it. RCN previously accrued anticipated legal fees for these actions based on an estimate of fees that would be incurred if these actions were believed to require outside legal services. Management of the Company recognizes that there is a diversity of practice for accounting for legal fees and there is no clear preference for one method over another expressed in any authoritative accounting literature. Management believes that estimating fees for legal matters that can have many possible outcomes is inherently difficult and therefore believes it is preferable to accrue legal fees when the work is performed, consistent with the Company’s accounting for all other services. Management further believes this treatment is consistent with the definition of a liability in Financial Accounting Standards Concept Statement No. 6. In accordance with Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” (“APB 20”), the Company recorded the cumulative amount of the change in the three months ended March 31, 2005, resulting in a reversal of $2.6 million of expense recorded in previous periods. This change resulted in a decrease in net loss of $2.6 million or $0.07 per share for the year ended December 31, 2005. Management has discussed this change with RCN’s independent registered public accounting firm, who concurs with this change.

Revisions and Reclassifications

RCN has revised its statements of cash flows for the periods of January 1 to December 20, 2004 (Predecessor) and the year ended December 31, 2003, to separately disclose the operating, investing and financing portions of cash flows attributable to the Company's discontinued operations. RCN has previously reported these amounts on a combined basis.

Effective on January 1, 2005, RCN changed the classifications of certain expenses from operating and selling, general and administrative to direct expenses. Management believes expenses for pole rental, right-of-way use fees and plant utilities are directly related to generating revenue and therefore are properly classified as direct expenses. This resulted in an increase in direct costs of $6.8 million and 9.0 million with a corresponding decrease in selling, general and administrative costs for the period from January 1 to December 20, 2004 (Predecessor) and December 31, 2003 (Predecessor), respectively. Certain other reclassifications have been made to the prior financial statements to conform to the current period presentation.

2.	EMERGENCE FROM CHAPTER 11

Operations and Liquidity Prior to Commencement of Chapter 11 Cases

At December 31, 2003 and prior to RCN’s emergence from bankruptcy protection on December 21, 2004, RCN had a working capital deficiency, a net capital deficiency, recurring losses from operations and net cash outflows from operations. RCN’s cash, cash equivalents and short-term investments at December 31, 2003 and projected 2004 cash flows from operations were deemed insufficient to meet its anticipated cash needs for working capital, capital expenditures, contractual debt maturities, cash interest payments and other activities. Furthermore, RCN had not made scheduled interest payments on certain of its Senior Notes and was in default of its senior credit facilities and Senior Notes and there was substantial doubt about RCN’s ability to continue as a going concern.

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

The RCN Debtors obtained the following exit financing arrangements in order to consummate the Plan:

•
The RCN Debtors obtained a $355 million senior secured credit facility comprised of term loans for an aggregate amount of $330 million and a $25 million letter of credit facility (the “First-Lien Credit Facility”); and

•	RCN issued $125 million aggregate principal amount of 7.375% convertible second-lien notes due 2012 which are convertible into shares of reorganized RCN’s common stock (the “Convertible Notes”).

•	RCN amended and extended its Evergreen Credit Agreement (the “Third-Lien Term Loan”)

Effect of Consummation of the Plan

Pursuant to the Plan, on the Effective Date, all of the existing securities of Old RCN, including the existing common stock, preferred stock, stock options, and warrants, were extinguished and deemed cancelled. RCN filed an amended and restated certificate of incorporation authorizing new shares of common stock. In accordance with the Plan, Reorganized RCN issued 36,020,850 shares of common stock with a par value of $0.01 of which 31,919,044 were distributed to certain of its former bond holders and other general unsecured creditors on the effective date, and 4,101,806 shares were placed in reserve to settle disputed claims against RCN that were outstanding as of the date of emergence. In 2005, RCN distributed 3,303,868 shares of common stock in settlement of filed claims. As of December 31, 2005, 797,938 shares remained in reserve to satisfy the remaining allowed claims. In January 2006, the Company made an additional distribution of 169,492 shares, reducing their reserve share balance to 628,446. After all outstanding claims are resolved, and the period for the Bankruptcy Court to reconsider its ruling on RCN’s objection to all creditor claims expires, RCN will distribute the remaining reserved shares of common stock to the general unsecured creditors and the former bond holders on a pro rata basis.

Additionally, RCN was authorized by the Plan to issue warrants to the former stockholders of Old RCN to purchase an aggregate of 735,119 shares of RCN’s common stock. Each warrant allows the holder to purchase one share of RCN’s common stock for a price of $34.16. As of December 31, 2005, the Company had distributed 188,032 of these warrants which expire on December 21, 2006

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

“Fresh Start” Accounting

As discussed more fully in Note 4, RCN implemented “fresh start” accounting upon its emergence from bankruptcy on the Effective Date, in accordance with the American Institute of Certified Public Accountants (“AICPA”) statement of position No. 90-7 “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”).

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents are held in investment grade fixed income securities including United States Treasury, government backed and corporate obligations. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term nature.

Short-term Investments

The Company’s entire portfolio of short-term investments is currently classified as available for sale and is stated at fair value as determined by quoted market values. Investments having maturities of more than three months but not more than one year from the date of acquisition are considered short-term and are classified as current assets. The Company’s short-term investments consist of the following:

	(dollars in thousands)

Short Term Investments	Successor December 31, 2005	Successor December 31, 2004

Commercial Paper	$21,425	$-
Corporate	-	30,647
Federal Agency	50,686	19,778

Total	$72,111	$50,425

Concentration of Credit Risk

Financial instruments that potentially subject RCN to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, restricted investments and accounts receivable.

The Company invests its cash in accordance with the terms and conditions of our First Lien Credit Agreement, which seeks to ensure both liquidity and safety of principal. The policy limits investments to instruments issued by the U.S. government and commercial institutions with strong investment grade credit ratings, and places restrictions on maturity.

RCN’s trade receivables reflect a diverse, high-quality customer base. Up front credit evaluation and account monitoring procedures are used to minimize the risk of loss. As a result, concentrations of credit risk are limited.

Accounts Receivable

RCN carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, RCN evaluates its allowance for doubtful accounts and adjusts the allowance for doubtful accounts based upon a percentage of the aged accounts receivable balance. RCN’s formula for calculating its reserve closely parallels its history of actual write-offs and account adjustments based upon contractual terms.

Property, Plant and Equipment and Depreciation and Amortization

Property, plant and equipment, which includes amounts under capital leases, is stated at its estimated fair value as of the Effective Date, as determined by RCN’s reorganization value (see Note 4). Prior to the Effective Date, property, plant and equipment was recorded at cost of acquisition or construction, including all direct and certain indirect costs. These costs include related payroll, employee benefits, and interest (if material) from borrowed funds used in the development and construction of the network. Expenditures for repairs and maintenance are charged to expense as incurred, while equipment replacement and betterments are capitalized. The Successor will employ these same principles for recording property, plant and equipment subsequent to the Effective Date. Depreciation is recorded on the straight-line method based on the useful lives of the various classes of depreciable property.

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

Intangibles

Intangible assets consist of trademarks, trade names, customer relationships and franchise agreements. The fair values at the Effective Date were based on a number of significant factors determined by RCN management with the help of its advisors. Identifiable intangible assets, with the exception of franchise agreements, will be amortized over the estimated useful lives, estimated by RCN to be between 3 and 5 years. (See Note 13). Franchise agreements are considered to be indefinite-lived assets and consequently are not amortized, but are measured annually for impairment under SFAS No. 142, “Goodwill and Other Intangible Asset” (“SFAS 142”).

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

Valuation of Long-Lived Assets

RCN accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the asset or asset group. As described in Note 6, “Business Combinations” an impairment of RCN’s interest in Starpower was recorded in the fourth quarter of 2004 (Predecessor).

Short-Term and Long-Term Restricted Investments

RCN has cash balances held at insurance companies for various insurance policies (mainly general and auto liability, and workers compensation), cash collateralizing letters of credit mainly for franchise performance bonds and franchise agreements and cash on deposit with a payment processing company. These investments are restricted and unavailable for use by RCN. In addition, as of December 31, 2004, RCN had cash and short-term investments held as collateral for the benefit of the lenders for RCN’s original bank credit agreement with JPMorgan Chase (the “JPMorgan Credit Facility”).

Leases

The majority of the leases entered into by RCN are operating leases, primarily for office and administrative facilities. Rent expense for operating leases is recognized based on the straight-line amortization of total cash payments over the lease term, taking into account free rent periods, escalating rents and other landlord incentives. Leases that meet the criteria of capitalized leased assets and the corresponding lease obligations are recorded on RCN’s balance sheet.

Programmer Launch Funds

RCN receives incentives from programming networks to carry their programming. RCN reflects the deferred portion of these fees within current and noncurrent liabilities and recognizes the fees as a reduction of programming costs (which are included in direct expenses) on a straight-line basis over the term RCN carries the programming, which ranges from three to seven years.

Direct Expenses

Direct expenses consist primarily of network related costs required to support delivery of voice, video and data products including the fixed and variable cost associated with circuits and call delivery. In addition, direct costs include fees paid to vendors for programming to support the cable channel line-ups.

Selling, General and Administrative

Selling, general and administrative expenses include selling, advertising, legal, all payroll, employee benefits, other headcount-related costs, and other administrative fees. Selling, general and administrative does not include non-cash stock based compensation of $8.9 million, $4.4 million, and $4.7 million for the year ended December 31, 2005, the period from January 1, 2004 to December 20, 2004 and for the year ended December 31, 2003, respectively. (See Note 18).

Non-cash stock based compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123R, “Share-Based Payment” which requires the Company to recognize compensation expense for stock-based compensation issued to employees, net of estimated forfeitures, using a fair value approach.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense included in selling, general and administration expense was $14.0 million, $13.5 million and $11.7 million, for the year ended December 31, 2005, the period from January 1, 2004 to December 20, 2004 and for the year ended December 31, 2003, respectively.

Debt Issuance Costs

Successor

Debt financing costs are capitalized and amortized over the terms of the underlying obligation using the straight-line method, which approximates the effective interest method.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The measurement of net deferred tax assets is reduced by the amount of any tax benefit that, based on available evidence, are not expected to be realized, and a corresponding valuation allowance is established. The determination of the required valuation allowance against net deferred tax assets was made without taking into account the deferred tax liabilities created from the book and tax differences on indefinite lived assets.

Foreign Currency Translation

The Company’s functional currency is the U.S. Dollar. RCN has 48.93% interests in Megacable and MCM, whose functional currency is the Mexican peso. For periods in which RCN recorded it’s share in the earnings of Megacable and MCM, RCN translated the revenues and expenses of Megacable and MCM into U.S. dollars at the average exchange rates during the period reported. The assets and liabilities are translated into U.S. dollars at the exchange rate as of the balance sheet date. The foreign currency translation gains or losses are recorded on the balance sheet as a separate component of stockholders’ equity.

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

	(dollars in thousands)
	Successor		Predecessor
	2005	December 21, to December 31, 2004	January 1, to December 20, 2004	2003

Net income(loss) before preferred dividend and accretion requirements	$(136,112)	$(3,688)	$1,062,746	$(325,701)

Cumulative foreign currency translation gain (loss)	6,896	-	(3,298)	(8,856)
Unrealized appreciation (depreciation) on investments	127	-	(403)	(1,244)
“Fresh Start” adjustments	-	-	17,451	-

Comprehensive income (loss)	$(129,089)	$(3,688)	$1,076,496	$(335,801)

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

Change in Accounting Estimates

The Company capitalizes the cost of technical labor and material associated with the installation of new customers. Effective January 1, 2004, the Company changed the useful life of these assets from ten to five years which the Company believes is a more accurate estimate of the useful life. The change resulted in approximately $10.5 million of additional depreciation expense for the year ended December 31, 2004.

Segment Reporting

RCN’s management views RCN’s business of providing video, data and voice communications services to residential and commercial customers as one business segment. All services are provided from the same telecommunications backbone. No separate asset information is maintained or reviewed. RCN’s management believes RCN can aggregate these revenue streams under the quantitative and qualitative thresholds defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Revenue Recognition

Revenues are recognized as earned when the services are rendered, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. Video and high-speed data revenues are recognized in the period service is provided and related cable installation revenues are recognized in the period of installation since they do not exceed the direct selling costs. Dial-up Internet revenues are earned based on the contract period. Telephone service revenues are recognized when services are provided. Local telephone revenues are based on tariff rates while long distance telephone revenues are based upon minutes of traffic processed in accordance with tariffs and the rates of long-distance providers. The Company recognizes revenue from reciprocal compensation payments, the fees that local exchange carriers pay to terminate calls on each other’s networks, based upon calls terminated on RCN’s network.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies the definition and treatment of conditional asset retirement obligations as discussed in SFAS No. 143, “Accounting for Asset Retirement Obligations,” A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the Company. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. The adoption of FIN 47 did not have a material effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment (“SFAS No. 123R”),” SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires companies to recognize the cost of stock-based compensation awards by applying the grant date fair value of those awards as a charge to results of operations over the remaining vesting period. The effective date of SFAS 123R is January 1, 2006, for calendar year companies. The Company adopted SFAS 123R as of July 1, 2005. Because RCN had previously recognized share-based compensation expenses under SFAS 123 since January 1, 2000, the adoption of SFAS 123R has not materially changed the way the Company accounts for its share-based payments.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29 (“SFAS 153”). APB Opinion No. 29 requires a nonmonetary exchange of assets be accounted for at fair value, recognizing any gain loss, if the exchange meets a commercial substance criterion and fair value is determinable. The commercial substance criterion is assessed by comparing the entity’s expected cash flows immediately before and after the exchange. SFAS 153 eliminates the “similar productive assets exception,” which accounts for the exchange of assets at book value with no recognition of gain or loss. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have an impact on our financial statements.

In November 2004, SFAS No. 151 “Inventory Costs — an amendment of ARB No. 43, Chapter 4” was issued. SFAS 151 is the result of efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires abnormal amounts of idle facility expense, freight, handling costs and spoilage to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption to have a material impact on the financial statements.

In November 2005, the FASB issued Staff Position No. 115-1, “The Meaning of Other Than Temporary Impairment and its Application to Certain Investments” (“FSP 115-1”). FSP 115-1 provides accounting guidance for determining and measuring other-than-temporary impairments of debt and equity securities, and confirms the disclosure for investments in unrealized loss positions as outlined in EITF 03-01, “The Meaning of Other-Than-Temporary Impairments ands its Application tom Certain Investments”. The accounting requirements are effective for us on January 1, 2006 and will not have a material impact on our financial position or cash flows.

4.	FRESH START ACCOUNTING

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

RCN implemented “fresh start” accounting and reporting in accordance with the AICPA SOP 90-7, upon its emergence from Chapter 11 on the Effective Date, because the holders of existing voting shares immediately before confirmation of the Plan received less than 50% of the voting shares of Reorganized RCN. “Fresh start” accounting required RCN to re-value its assets and liabilities based upon their estimated fair values. Adopting “fresh start” accounting resulted in material adjustments to the historical carrying amount of RCN’s assets and liabilities. Reorganization adjustments were recorded to the consolidated balance sheet to reflect the discharge of debt and other obligations and the adoption of “fresh start” reporting. RCN, with the help of its advisors, determined the reorganization value as defined in SOP 90-7. The value was based on a variety of estimates and assumptions which, though considered reasonable by management, may not be realized and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond RCN’s control.

In applying “fresh start” reporting as of the Effective Date, the reorganization value of RCN was allocated to its assets in conformity with the procedures specified by SFAS No. 141, “Business Combinations .” The sum of the amounts assigned to assets and liabilities exceeded the reorganization value. This excess was allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the Successor’s long-lived assets.

The “fresh start” balance sheet at December 21, 2004 includes RCN’s 50% interest in Starpower at fair value. Successor RCN acquired the remaining 50% of Starpower upon emergence.

New debt, which was used to settle certain Predecessor liabilities, payoff existing Predecessor debt and increase available working capital, was treated as Predecessor debt since it primarily serviced Predecessor liabilities.

The following table reflects the debt and equity restructuring, reorganization adjustments and “fresh start” reporting adjustments to RCN’s consolidated balance sheet as of the Effective Date.

RCN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Thousands)

	Predecessor Dec. 20, 2004	Equity	Restructuring		“Fresh Start”		Successor Dec. 21, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$136,557	$—	$(37	)(K)	$—		$136,520
Short-term investments	50,425	—	—		—		50,425
Accounts receivable from related parties	9,951	—	—		—		9,951
Accounts receivable, net	47,461	—	(80	)(L)	—		47,381
Unbilled revenues	792	—	—		—		792
Interest and dividends receivable	755	—	—		—		755
Prepayments and other current assets	21,652	—	(129	)(M)	—		21,523
Short-term restricted investments	1,348	—	—		—		1,348
Current deferred tax asset	—	—	—		—		—

Total current assets	268,941	—	(246)		—		268,695
Property, plant and equipment, net	719,999	—			4,501	(Z)	724,500
Investments in unconsolidated entity	210,063	—	(25,689	)(N)	33,626	(AA)	218,000
Intangible assets, net	1,218	—	—		141,181	(AB)	142,399
Goodwill, net	6,130	—	—		(6,130	)(AC)	—
Long-term restricted investments	29,697	—	—		—		29,697
Deferred charges and other assets	18,641	—	846	(O)	—		19,487
Noncurrent assets of discontinued operations	—	—	—		—		—

Total assets	$1,254,689	$—	$(25,089)		$173,178		$1,402,778

RCN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in Thousands)

	Predecessor Dec. 20, 2004	Equity		Restructuring		“Fresh Start”		Successor Dec. 21, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Current maturities of capital lease obligations	$529	$—		$—		$—		$529
Current maturities of long-term debt	3,300	—		—		—		3,300
Accounts payable	52,209	—		(2,408	)(P)	—		49,801
Accounts payable to related parties	5,519	—		—		—		5,519
Advance billings and customer deposits	28,216	—		(73	)(Q)	—		28,143
Accrued expenses	29,417	—		1,210	(R)	—		30,627
Accrued interest	—	—		—		—		—
Accrued cost of sales	22,856	—		—		—		22,856
Accrued exit costs	669	—		—		—		669
Accrued employee compensation and related expenses	15,375	—		—		—		15,375
Deferred reorganization costs	—	—		21,644	(S)	—		21,644
Deferred income taxes	(919)	—		919	(S)	—		—
Current liabilities of discontinued operations	1,082	—		—		—		1,082

Total current liabilities	158,253	—		21,292		—		179,545

Long-term debt	486,991	—		2,751	(T)	—		489,742
Other deferred credits	5,073	—		19,808	(U)	—		24,881
Liabilities subject to compromise	1,215,626	—		(1,215,626	)(S)	—		—
Preferred Stock		—
Cumulative Convertible Series A	350,362	(350,362	)(A)	—		—		—
Cumulative Convertible Series B	1,474,850	(1,474,850	)(B)	—		—		—
Stockholders’ Equity (deficit):
Predecessor Class A	112,163	(112,163	)(C)	—		—		—
Common stock
Successor Common stock	—	—		319	(V)	—		319
Predecessor Class B	11,425	(11,425	)(D)	—		—		—
Common stock
Committed Capital	—	—		131,396	(W)	—		131,396
Additional paid-in capital	2,155,794	(1,630,265	)(E)	(121,812	)(X)	173,178	(AD)	576,895
Accumulated deficit	(4,688,198)	3,551,415	(F)	1,136,783	(Y)	—		—
Unearned compensation expense	(32)	32	(G)	—		—		—
Cumulative translation adjustments	(17,288)	17,288	(H)	—		—		—
Unrealized appreciation on investments	(162)	162	(I)	—		—		—
Predecessor Treasury stock	(10,168)	10,168	(J)	—		—		—

Total stockholders’ equity (deficit)	(2,436,466)	1,825,212		1,146,686		173,178		708,610
Total liabilities and stockholders’ equity	$1,254,689	$—		$(25,089)		$173,178		$1,402,778

Notes to “Fresh Start” Activity

(A)	Preferred Stock Series A - represents the cancellation of the old Preferred Stock Series A.

(B)	Preferred Stock Series B - represents the cancellation of the old Preferred Stock Series B.

(C)	Common Stock Class A - represents the cancellation of the old Common Stock Class A.

(D)	Common Stock Class B - represents the cancellation of the old Common Stock Class B.

(E)	Additional paid-in capital - represents the cancellation of all the outstanding preferred common and treasury stock of the predecessor company in accordance with the plan of reorganization.

(F)	Accumulated deficit - represents the cancellation of all accumulated losses.

(G)	Unearned compensation expense - represents the closing out of the remaining equity accounts in accordance with the recapitalization provisions of fresh start accounting.

(H)	Cumulative translation adjustments - represents closing out of the remaining equity accounts in accordance with the recapitalization provisions of fresh start accounting.

(I)	Unrealized appreciation on investments - represents the closing out of the remaining equity accounts in accordance with the recapitalization provisions of fresh start accounting.

(J)	Treasury stock - represents the cancellation of treasury stock.

(K)	Cash and cash equivalents - represents cash used in restructuring.

(L)	Accounts receivable, net - represents adjustments in the carrying value of accounts receivable due in accordance with fresh start accounting.

(M)	Prepayments and other current assets - represents adjustments in the carrying value of prepaids in accordance with fresh start accounting.

(N)	Investments in unconsolidated entities - represents the valuation decrease in Starpower in accordance with fresh start accounting.

(O)	Deferred charges and other assets - represents increase in debt issuance costs due to restructuring.

(P)	Accounts payable - represents the adjustment of certain liabilities to fair value in accordance with fresh start accounting.

(Q)	Advance billings and customer deposits - represents the adjustment of certain liabilities to fair value in accordance with fresh start accounting.

(R)	Accrued expenses - represents the adjustment of certain liabilities to fair value in accordance with fresh start accounting.

(S)	Liabilities subject to compromise - represents the adjustment of deferred taxes and the settlement of the prior liabilities subject to compromise and liabilities not yet settled.

(T)	Long-term debt - represents the reduction of warrants associated with the old debt.

(U)	Other deferred credits - includes $19.0 million for deferred rent associated with fair value of leases upon emergence.

(V)	Common stock - represents the issuance of the new common stock.

(W)	Committed capital - represents the value of shares committed for reserve.

(X)	Additional paid in capital - represents the net decrease associated with restructuring.

(Y)	Accumulated deficit - represents the net of all the restructuring charges.

(Z)	Property, plant and equipment - represents the adjustment in the carrying value in accordance with fresh start accounting.

(AA)	Investments in unconsolidated entities - represents the valuation increase in Megacable.

(AB)	Intangible assets - represents the adjustment in the carrying value for intangible assets in accordance with fresh start accounting.

(AC)	Goodwill, net - represents the adjustment in the carrying value in accordance with fresh start accounting.

(AD)	Additional paid-in capital - represents the gain on the adjustment in the carrying values of property, plant and equipment, intangible assets and goodwill in accordance with fresh start accounting.

5.	INCOME (LOSS) PER SHARE

Successor

RCN adopted a new capital structure as of December 21, 2004 upon the adoption of fresh-start reporting. The Company issued 36,020,850 million shares of new common stock, of which 4,101,806 shares were placed in a reserve to settle disputed claims against RCN that were outstanding as of the date of emergence. As of December 31, 2005, 797,938 shares were remaining in the reserve. Shares in the reserve are considered outstanding and are included in the computation of basic EPS.

In accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”) the calculation of basic earnings per share (“EPS”) is computed by dividing the income available to common stockholders by the weighted number of common stock during the period. The weighted average shares used in the computation of basic EPS were 36,040,165 and 36,020,850 for the year ended December 31, 2005 and the period from December 21 to December 31, 2004, respectively.

The computation of weighted average shares outstanding for the dilutive EPS calculation includes the number of additional shares of common stock that would be outstanding if all dilutive potential common stock equivalents would have been issued. For the year ended December 31, 2005 and the period December 21 to December 31, 2004 respectively, all potential common stock equivalents would have been antidilutive, so the average weighted common stock for the basic EPS computation is equal to the weighted average common stock for the diluted EPS computation for those periods.

The following table shows the securities outstanding at December 31, 2005 that could potentially dilute basic EPS in the future but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.

Outstanding at December 31, 2005

Options	3,149,802
Warrants	188,032
Shares issuable upon conversion of convertible debt	4,968,204
Unvested restricted stock	730,086
Total	9,036,124

Predecessor

As discussed in Note 2, RCN emerged from Chapter 11 protection on December 21, 2004. Implementation of the Plan resulted in cancellation of all of the Predecessor’s common stock and options that were outstanding prior to the Effective Date and the issuance the Successor’s new common stock as of the Effective Date.

Diluted income per share was computed based on net income after preferred stock dividend and accretion requirements divided by the weighted average number of shares of common stock and equivalents outstanding during the period after giving effect to convertible securities considered to be dilutive common stock equivalents. The conversion of preferred stock and stock options during the periods in which RCN incurred a loss from continuing operations before giving effect to net income from discontinued operations was not assumed since the effect was anti-dilutive. Common stock equivalents excluded from the calculation of diluted EPS as of December 31, 2003 for the convertible preferred stock and stock options were 32,517,583 and 9,296,144, respectively.

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations:

	(dollars in thousands)
	Successor		Predecessor
	2005	December 21, to December 31, 2004	January 1, to December 20, 2004	2003

Net Income/(loss) from continuing operations	$(138,601)	$(3,688)	$971,962	$(499,747)
Income from discontinued operations, net of tax	(111)	-	90,784	174,046
Cumulative effect of a change in accounting for legal fees	2,600

Net Income/(loss )	$(136,112)	$(3,688)	$1,062,746	$(325,701)
Preferred dividend and accretion requirements	-	-	52,902	173,392

Net Income/(loss) to common stockholders	$(136,112)	$(3,688)	$1,009,844	$(499,093)

Weighted average shares outstanding
Basic	36,040,165	36,020,850	110,294,169	110,877,797

Incremental Shares based on cumulative convertible preferred stock (Predecessor)			33,225,321

Diluted	36,040,165	36,020,850	143,519,490	110,877,797

Basic earnings (loss) per share
Income/(loss) per average common share from continuing operations	$(3.85)	$(0.10)	$8.33	$(6.07)
Income from discontinued operations	-	-	0.82	1.57
Net Income/(loss) before cumulative effect of change in accounting principle	(3.85)	(0.10)	9.15	(4.50)
Cumulative effect of a change in accounting for legal fees	0.07	-	-	-

Net Income/(loss) attributable to common stockholders	$(3.78)	$(0.10)	$9.15	$(4.50)

Diluted earnings per share
Income/(loss) per average common share from continuing operations	$(3.85)	$(0.10)	$6.77	$(6.07)
Income from discontinued operations	-	-	0.63	1.57

Net Income/(loss) before cumulative effect of change in accounting principle	(3.85)	(0.10)	7.40	(4.50)
Cumulative effect of a change in accounting for legal fees	0.07	-	-	-

Net Income/(loss) to common stockholders	$(3.78)	$(0.10)	$7.40	$(4.50)

6.	BUSINESS COMBINATIONS

On December 21, 2004, subsequent to emergence from bankruptcy RCN acquired the 50% membership interest in Starpower which it did not previously own from Pepco for $29.0 million in cash. Starpower provides video, voice and other communication services to residential and commercial customers in the Washington, D.C. metropolitan area. Prior to the acquisition, RCN accounted for its 50% interest in Starpower under the Equity Method. RCN, with the help of its advisors, determined the fair value of Starpower to be $80.0 million. Based on this determination, the Predecessor recorded an impairment charge of $25.7 million to its 50% investment in Starpower as of December 20, 2004 and carried its investment in Starpower at $40.0 million on the Effective Date. RCN has accounted for the transaction as a purchase and has included the operations of Starpower in the consolidated statement of operations commencing December 21, 2004. Because the purchase price of the remaining 50% membership interest was less than fair value, RCN has reduced the fair value of Starpower’s fixed assets by the excess of the fair value over the cost. An allocation of the purchase price, including RCN’s equity investment in Starpower as of December 21, 2004, is as follows:

(dollars in thousands)

Cash and Cash Equivalents and Short-Term Investments	$14,067
Current Assets	11,430
Fixed Assets	73,806
Other Assets	456
Total Assets	$99,759
Current Liabilities	(27,417)
Long-term Liabilities	(3,342)
Fair Value of Net Assets	$69,000

Summary financial information for Starpower is presented in the following tables. The amounts shown represent Starpower’s operating results and financial position.

(dollars in thousands)

As of December 31,

Predecessor 2003

Current assets	$24,300
Non-current assets	291,100
Current liabilities	35,900
Non-current liabilities	1,700
Members’ equity	277,800

	Predecessor January 1, to December 20,	Predecessor Year ended December 31,

	2004	2003

Revenues	$76,152	$106,529
Operating expense	88,405	105,280
Operating income (loss)	(12,253)	1,249
Net income (loss)	(12,253)	1,317

In accordance with APB 18, RCN considered its ability to recover the carrying amount of its investment in Starpower and determined that the loss in the value of the investment was other than temporary due to weaker than projected performance and decreased valuations in the overall telecommunication industry. As a result, RCN recorded an impairment in its investment in Starpower in the amount of $35.0 million in 2003. The amount of the impairment was calculated based upon RCN’s comparison of the estimated fair value of its investment in Starpower with the carrying amount of the investment. The impairment on the Starpower investment is reflected as an equity loss from unconsolidated entities.

7.	IMPAIRMENTS, EXIT COSTS AND RESTRUCTURING

The total impairments, exit costs and restructuring charges are comprised of the following:

	(dollars in thousands) For the years ended December 31,
	Successor 2005	Predecessor/ Successor 2004	Predecessor 2003

Exit costs for excess facilities	$8,858	$(14,525)	$14,534
Accrual/Reversal of deferred rent	(6,903)	-	-
Asset impairment	279	6,851	107,600
Abandoned Assets			45,107
	2,234	(7,674)	167,241
Severance and retention	3,011	-	-
Total	$5,245	$(7,674)	$167,241

All 2004 impairment and exit costs were expensed in the period January 1, 2004 to December 20, 2004 (Predecessor).

The Company continually reviews its facility requirements against lease obligations to identify excess space and opportunities to consolidate, exit or sublease excess facilities. As facilities are vacated, exit costs are recognized in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires the Company to offset the present value of its lease payments for the exited property against estimated sublease rental. When the Company terminates or buys out the lease, the payment is charged against the liability and/or the remaining liability is reversed into income. Changes in assumptions about lease rentals based on market conditions are recognized in income when made. RCN amortizes the liability for these facilities as an offset to rent expense, which is included in selling, general and administrative expense, over the remaining term of the lease.

As part of its emergence from bankruptcy, RCN recorded a “fresh start” liability for the excess of cost over fair value on all of its leased facilities. RCN amortizes the liability for these facilities as an offset to rent expense, which is included in selling, general and administrative expense, over the remaining term of the lease. When RCN exits a facility and accrues an exit cost liability, it reverses the remaining “fresh start” reserve established for that property. Similarly, when RCN renegotiates a lease on one of these properties the reserve is reversed into income.

RCN tests its long-lived assets for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) if an event or circumstance, such as the exiting of a facility, indicates that there may be an impairment. In 2003, in response to RCN’s financial position and its difficulty obtaining financing for the continued build out of the network it recorded impairment charges of $152.7 million.

The rollforward of the activity of our cost over fair value liability and our accrued exit costs liability is as follows:

	(dollars in thousands)
	Lease Cost/Fair Value Reserve	Exit Costs

Balance, December 31, 2002	$-	$30,667
Additional accrued costs	-	19,278
Recoveries	-	(3,278)
Payments	-	(8,572)

Balance, December 31, 2003		38,095
Additional accrued costs	19,005	3,778
Recoveries	-	(32,033)
Payments	-	(7,500)

Balance, December 31, 2004	19,005	2,340
Additional accrued costs	-	8,858
Amortization	(2,541)	(1,950)
Reversals/Settlements	(6,903)	-
Payments	-	(650)

Balance, December 31, 2005	9,561	8,598

Less current portion	1,471	1,635

	$8,090	$6,963

The current portion of these liabilities is included in accrued exit costs on the balance sheet and the long-term portion is included in other long-term liabilities.

8.	DISCONTINUED OPERATIONS

On March 9, 2004, RCN completed the sale of its Carmel, New York (“Carmel”) cable system for proceeds of approximately $120.2 million resulting in a gain on the sale of approximately $90.1 million (including net income from operations of $1.6 million). The transaction was structured as an asset purchase, with the buyer assuming certain liabilities related to the business. Approximately $5.0 million was placed into escrow for future claims of the buyer of which $4.0 million and $1.0 million were released during 2004 and 2005, respectively. In accordance with SFAS 144, the results of operations for Carmel are reported as discontinued operations.

On February 19, 2003, RCN sold its central New Jersey cable system assets for approximately $242.8 million of proceeds (net of purchase price and post-closing adjustments). In connection with its regulatory review and approval of the transaction, the New Jersey Board of Public Utilities (NJBPU) required RCN to deposit an additional $1 million in escrow to satisfy any subscriber claims and administrative fines and penalties arising after or in connection with the sale. RCN is currently in negotiation with the NJBPU to gain release of the money in escrow. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for this system are reported as discontinued operations.

The following are the summarized results of operations for the Carmel operation for the periods ended:

	Successor December 31, 2005	Predecessor January 1, to December 20, 2004	Predecessor December 31, 2003
Revenues	$—	$5,928	$29,083
Operating expenses	(25)	4,354	20,723
Other Income	15
Income before tax		1,574	8,360
Income after tax	40	1,574	8,360

The following are the summarized results of operations for the Central New Jersey operation:

	Successor December 21, to December 31 2004	Predecessor January 1, to December 20, 2004	Predecessor January 1, to December 31, 2003
Revenues	$—	$—	$7,438
Operating expenses	49	20	5,436
Other Income (expense)	(200)	650	—
Income after tax	(151)	630	2,002
Income after tax	(151)	630	2,002

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated carrying fair value of RCN’s financial instruments at December 31, 2005 (Successor) and 2004 (Successor) are as follows:

	(dollars in thousands)
	Successor 2005		Successor 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and cash equivents	$70,906	$70,906	$113,539	$113,539
Short-term investments	72,111	72,111	50,425	50,425
Restricted short-term investments	-	-	1,525	1,525
Financial Liabilities:
Fixed rate long-term debt
Convertible Notes	125,000	147,854	125,000	125,000
Third-Lien Term Loan	39,156	39,156	34,547	34,547
Floating rate long-term debt:
First-Lien Term Loan	324,478	327,723	330,000	330,000
Unrecognized financial instruments
Letters of credit	20,984	20,984	29,977	29,977
Capital lease obligations	3,463	3,463	4,021	4,021

10.	RESTRUCTURING

In the third quarter of 2005, RCN announced that it would close its former headquarters facility in Princeton, NJ in the second quarter of 2006. The plan would result in the termination of approximately 120 employees in finance, information technology, legal, human resources and other corporate functions. The Company expects to incur approximately $3.0 million in retention, severance, relocation and other expenses in connection with this plan of which $1.9 million has been recognized in 2005. The Company expects to pay the majority of the accrued retention and severance to the affected employees in the second quarter of 2006. In addition, the Company has recorded increased depreciation of $2.9 million in 2005 as it adjusted the depreciable lives of leasehold improvements and other fixed-assets to reflect the expected closing date.

RCN also announced a reduction in force in December in conjunction with plans to reduce its operating expenses, terminating approximately 95 employees across all business functions. The Company recognized approximately $1.1 million of expense in the fourth quarter in severance and benefits for the terminated employees all of which will be paid out in the first quarter of 2006.

Activity related to these restructuring actions in 2005 is as follows:

(dollars in thousands)

Costs accrued	$3,011
Payments	(198)

$2,813

The expenses are recorded in the Impairments, exit costs and restructuring line of the statements of operations and Accrued restructuring is included in accrued expenses on the balance sheet.

In conjunction with the above plans, the compensation committee of the Company’s Board of Directors allowed terminated employees to keep the portion of their unvested options that are scheduled to vest in May 2006. RCN deemed this to be a plan modification under the modification guidance in SFAS 123(R) and accounted for the modification as an exchange of the original award for a new award. As a result, RCN recorded the incremental fair value of the modified award, as compensation cost on the date of the modification. The fair value per “modified” option was calculated between $5.45 and $8.13, using a lattice model valuation method with a vesting date of May 24, 2006, and an expiration date of August 24, 2006. A total of 142,076 options were affected resulting in a net increase in non-cash stock-based compensation of $0.2 million.

11.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31, 2005 (Successor) and 2004 (Successor).

	(dollars in thousands)
	Successor 2005	Successor 2004

Telecommunications plant	$715,883	$685,415
Computer equipment	47,774	30,217
Buildings, leasehold improvements and land	44,024	48,662
Furniture, fixtures and vehicles	25,404	18,334
Construction materials	19,546	9,852
Construction in process	27,967	5,816
Other	525	-

Total property, plant and equipment	881,123	798,296
Less accumulated depreciation	(175,215)	(4,605)

Property, plant and equipment, net	$705,908	$793,691

As previously disclosed in Note 5, and pursuant to SOP 90-7, the Successor adjusted its carrying value of property and equipment to their estimated fair values as of the Effective Date.

Depreciation expense was $171.2 million, $4.6 million, $231.4 million, and $196.8 million for the year ended December 31, 2005 (Successor), the period December 21, 2004 through December 31, 2004 (Successor), the period January 1, 2004 through December 20, 2004 (Predecessor), and the year ended December 31, 2003 (Predecessor), respectively.

12.	INVESTMENTS IN JOINT VENTURES

Starpower

On December 21, 2004, RCN acquired the 50% membership interest in Starpower which it did not already own from Pepco for $29.0 million in cash. Starpower provides video, voice and other communications services to residential and commercial customers in the Washington, D.C. metropolitan area. Prior to the acquisition of the full interest, RCN accounted for its 50% interest in Starpower under the equity method, and carried an investment balance of $65.7 million on the Effective Date. Prior to acquiring the remaining interest, the Predecessor Company recorded its proportionate share of income (losses) in Starpower of $5.9 million, and $0.6 million for the period from January 1 to December 20, 2004 and for the year ended December 31, 2003 respectively.

In accordance with APB No. 18 “The Equity Method of Accounting for Investments in Common Stock”, RCN performed impairment tests on Starpower because of weaker than projected performance and decreased valuations in the overall telecommunication industry. As a result, the Predecessor Company recorded impairments in its investment in Starpower in the amounts of $25.7 as of December 20, 2004 (Predecessor) (see Note 6), and $35.0 million in 2003. The impairments were calculated based upon RCN’s comparison of the estimated fair value of its investment in Starpower to the carrying amount of the investment. The impairment on the Starpower investment is reflected in the line item, Impairment of unconsolidated entities.

Megacable and MCM

RCN has 48.93% interests in both Megacable, S.A. de C.V., a cable television and high-speed data services provider in certain portions of Mexico (“Megacable”), and Megacable Communicaciones de Mexico S.A. (“MCM”), a provider of local voice and high-speed data services in Mexico City. Although RCN has historically accounted for these investments under the equity method, RCN was unable to record any income on these investments during 2005 due to the continued lack of timely financial information from Megacable and MCM, and the unwillingness of Megacable management to cooperate with RCN in its attempts to confirm the reliability and US GAAP compliance of the limited financial information received by RCN. In addition, RCN has been unsuccessful in its attempts to assert its rights under the shareholder agreement to appoint representatives to the Megacable board of directors and management committees. Because of these factors, Management determined that it did not exercise sufficient control over Megacable and MCM to continue accounting for its investments in them under the equity method and decided to account for these investments under the cost method, commencing in the fourth quarter of 2005, in accordance with APB 18 and FASB Interpretation No. 35 “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock” (“FIN 35”).

As noted above, the Company recorded no income on these investments in 2005. Upon emergence from bankruptcy on December 21, 2004, the Company revalued its assets to their fair values in accordance with SOP 90-7, which led to a write-up of its investments in Megacable and MCM to $178.0 million. A gain of $25.6 million gain was recorded on the “Gain from fresh start adjustments” line in the statement of operations. RCN recorded its proportionate share of income under the equity method of $17.2 million and $22.8 million for the period from January 1 to December 20, 2004 and for the year ended December 31, 2003. On March 6, 2006, RCN entered into an agreement to sell its investments in Megacable and MCM to the investors who currently own the remaining 51% of these entities for net after-tax proceeds of $300 million in cash. The transaction is expected to close by the end of March, 2006, after the necessary regulatory approval documents are filed.

RCN-BECOCOM

Prior to December 24, 2003 RCN, through its wholly owned subsidiary, RCN Telecom Services of Massachusetts, Inc. was one of the two members of RCN-BecoCom, LLC (“RCN-BecoCom”), which provides bundled communication services, including local and long distance telephone, video, and high-speed data services primarily to residential customers in the Boston metropolitan area. The other member of the joint venture was NSTAR Communications, Inc., formerly BecoCom, Inc. (“NSTAR”). Pursuant to an agreement with RCN, NSTAR had the right to convert its ownership interest in RCN-Becocom, which it exercised in three exchanges prior to December 31, 2002. On December 24, 2003, a total of 11,597,193 shares, or 9.49%, of RCN’s common stock, was held by NSTAR. NSTAR’s profit and loss sharing ratio in RCN-BecoCom was reduced to zero in 2002 upon the completion of the third exchange. However, NSTAR retained its investment percentage and the right to invest in future capital calls by RCN-BecoCom as if it owned a 29.76% interest.

On December 24, 2003 NSTAR notified RCN that it voluntarily and unconditionally waived, surrendered and discharged any and all ownership interest in both RCN-BecoCom and in the shares of RCN’s common stock held by NSTAR. Despite NSTAR’s surrendering its ownership interest in the joint venture and RCN’s common stock, the shares of RCN common stock previously held by NSTAR are treated as outstanding as of December 31, 2004, because NSTAR has not specifically assigned them to RCN. Upon emergence from Chapter 11 all of RCN’s stock was cancelled. In 2005, RCN-BecoCom converted to a business corporation from a limited liability company.

RCN continues to own and operate RCN-BecoCom as a wholly owned subsidiary. Under the terms of The Construction and Indefeasible Right of Use Agreement with NSTAR, NSTAR provides construction and construction management services to RCN-BecoCom and access to and use of portions of NSTAR’s broadband network, rights-of-way and certain equipment sites in the Boston metropolitan area. RCN’s management believes that the cost of such services provided to RCN-BecoCom by NSTAR are equivalent to that which would be obtained from third party contractors. (See Note 22 - Related Party Transactions)

13.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	(dollars in thousands)
	Estimated Useful Life	Successor 2005	Successor 2004

Trademarks/Tradenames	5 years	$13,753	$14,203
Customer Lists	4 years	63,371	65,444
Franchise Agreements	Indefinite	60,584	62,566
Software	3 years	180	186

		137,888	142,399
Less accumulated amortization		(19,743)	(613)

Total intangibles		$118,145	$141,786

Expected amortization of finite-lived intangible assets over the next five years is as follows:

(dollars in thousands)

Year Ended December 31,	Amount

2006	$18,478
2007	18,476
2008	17,955
2009	2,652
2010	-

As previously disclosed in Note 4, and pursuant to SOP 90-7, RCN recorded the estimated fair value of intangible assets of $142.4 million on the Effective Date. As discussed in Note 4, under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized, but instead are tested for impairment at least annually. Amortization expense was $19.1 million and $0.6 million in 2005 and for the period from December 21 to December 31, 2004, respectively.

As of October 1, 2005, RCN conducted its annual impairment test of its indefinite-lived franchise rights agreements in accordance with SFAS 142. The Company used an income based approach and discounted the cash flows attributable to its franchise rights to estimate their fair value. The impairment test indicated the franchise rights agreements were not impaired as of October 1, 2005.

The reduction in total intangibles, on an allocated basis, between December 31, 2004 and 2005 is due to the reduction of the deferred tax asset valuation allowance in accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”) (See Note 19).

14.	DEFERRED CHARGES AND OTHER ASSETS

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

Deferred charges and other assets consist of the following:

	(dollars in thousands)
	Successor 2005	Successor 2004

Debt issuance cost, net of accumulated amortization	$14,814	$16,094
Security deposits	2,080	1,607
Other	3,622	2,242

Total deferred charges and other assets	$20,516	$19,943

15.	OTHER LONG-TERM LIABILITIES

Other Long-term Liabilities consist of the following:

	(dollars in thousands)
	Successor	Successor
	December 31, 2005	December 31, 2004

Deferred taxes	$23,819	$-
Lease cost/fair value reserve	8,090	19,005
Unearned revenue	4,864	5,536
Lease exit costs	6,963	-
Other deferred credits	72	1,396

Total other long-term liabilities	$43,808	$25,937

16.	DEBT

Long-term debt outstanding at December 31, 2005 (Successor) and 2004 (Successor) is as follows:

	(dollars in thousands)
	Successor 2005	Successor 2004

First-Lien Term Loan	$324,478	$330,000
Convertible Notes	125,000	125,000
Third-Lien Term Loan	39,156	34,547
Capital Leases	3,463	4,021

Total	492,097	493,568
Less current portion	3,648	3,858

	$488,449	$489,710

First-Lien Credit Agreement

On the Effective Date, RCN entered into a First-Lien Credit Agreement dated as of December 21, 2004, with Deutsche Bank AG Cayman Island Branch, the Administrative Agent, and certain financial institutions, as lenders for a new $355.0 million senior secured credit facility. The First-Lien Credit Agreement includes a seven-year term loan of $330.0 million and a $25.0 million line of credit used as collateral for letters of credit. The term loan bears interest at the Administrative Agent’s prime lending rate plus an applicable margin or at the Eurodollar rate plus an applicable margin, at the election of RCN. The rate at December 31, 2005 and 2004 was 8.8125% and 7.0625%, respectively. The First-Lien Credit Agreement was entered into by RCN and is fully and unconditionally guaranteed, jointly and severally, by all subsidiaries. RCN has granted to the Administrative Agent, for the benefit of the lenders, a first priority lien on substantially all of RCN’s tangible and intangible domestic assets. The First-Lien Credit Agreement contains certain covenants that, among other things, limit the ability of RCN and its subsidiaries to incur indebtedness, sell assets, prepay subordinated indebtedness, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens and engage in mergers and consolidations. The Credit Facility also contains covenants that require RCN to meet certain financial targets. Borrowings under the First-Lien Credit Agreement rank senior to RCN’s other indebtedness.

On December 5, 2005, the Company entered into an amendment to its First-Lien Credit Agreement so that it could enter into an agreement to purchase Consolidated Edison Communications Holding Company, Inc. (“CEC”), the telecommunications subsidiary of Consolidated Edison, Inc. (See Note 27). The amendment added to the First-Lien Credit Agreement an additional letter of credit facility under which up to $32.0 million of letters of credit may be issued to support obligations assumed in connection with the acquisition as well as other obligations supported by outstanding letters of credit. The amendment also made changes to the financial covenants included in the First Lien Credit Agreement to take into account the acquisition of CEC and certain additional updated assumptions. In addition, a schedule to the First Lien Credit Agreement was amended to insert items inadvertently omitted.

On March 3, 2006, the Company entered into another amendment to its First-Lien Credit Agreement to permit the sale of its investments in Megacable and MCM (See Note 28), and to provide the Company with the ability to use a portion of the proceeds to pay down the Third Lien Term Loan. The amendment also modified the terms of the previous amendment entered into in December, 2005, to allow for working capital and capital expenditure adjustments to the purchase price of CEC, as defined in the CEC stock purchase agreement.

As of December 31, 2005, the Company was in full compliance with all financial covenants under this facility.

Convertible Notes

On the Effective Date, RCN issued $125.0 million aggregate principal amount of its 7.375% Convertible Notes due in 2012. The Convertible Notes were issued by RCN under an Indenture entered on December 21, 2004, with HSBC USA as Indenture Trustee, and are fully and unconditionally guaranteed, jointly and severally, by all subsidiaries. The Convertible Notes are convertible into RCN common stock, at the election of the holder, if RCN’s common stock price reaches a conversion price as determined by the Indenture Agreement between RCN and the Indenture Trustee. The Convertible Notes contain certain covenants similar to those in the Credit Facility. The Convertible Notes contain cross default provisions entitling holders to declare the Convertible Notes and any accrued and unpaid interest thereon immediately due and payable. The Convertible Notes are secured by a second priority lien on substantially the same assets which secure the First-Lien Credit Agreement. The Convertible Notes are subordinate to the First-Lien Credit Agreement and rank senior to the Third-Lien Term Loan.

Third-Lien Term Loan

On the Effective Date, RCN entered into an Amended and Restated Term Loan and Credit Agreement with HSBC Bank USA, National Association, as Agent and Collateral Agent and certain financial institutions parties thereto, as lenders (the “Third-Lien Term Loan”). The Third-Lien Term Loan provides, among other things, for a seven and three-quarter year, approximately $34.5 million term loan credit facility, subject, in certain instances, to early repayment, in whole or in part pursuant to an Intercreditor Agreement signed by the various lenders and RCN. The liens securing the Third-Lien Term Loan are subordinated to the liens securing the obligations under the First-Lien Credit Agreement and the Convertible Notes.

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

Contractual maturities of long-term debt including capital leases over the next 5 years are as follows:

17.	REORGANIZATION EXPENSES

Reorganization costs represent amounts RCN incurred as a result of the Chapter 11 reorganization process and are presented separately in the table listed below.

	(dollars in thousands)
	Successor	Predecessor
	For the year ended December 31, 2005	For the period from January 1 to December 20, 2004

Settlement of bankruptcy claims	$(11,113)	$-
Professional Fees:
Legal	-	17,626
Bankers	-	23,123
Consultants	-	15,831
Auditors	-	558
Employee Costs	-	4,001
Interest Income	-	(497)
Other	-	31,912

Total Reorganization Expenses	$(11,113)	$92,554

During 2005, RCN settled outstanding bankruptcy claims for amounts less than that accrued at the date of emergence by cash payments or issuance of stock (see Note 18).

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

•	Interest income—Interest income represents interest income earned by the Debtors as a result of excess cash balances due to the Chapter 11 filing.

•	Other—Other represents Franchise restructuring expenses, Director and Officer insurance and Investor Notifications and communications.

18.	STOCKHOLDERS’ EQUITY AND STOCK PLANS

RCN Common Stock

Successor

On December 21, 2004, RCN issued 36,020,850 shares of common stock with a par value of $0.01 of which 31,919,044 were distributed to certain of its former bond holders and other general unsecured creditors on the date of emergence, and 4,101,806 shares were placed in reserve to settle disputed claims against RCN that were outstanding as of the date of emergence. These reserve shares and related claim amounts are classified as committed stock on the balance sheet. As these shares are distributed, RCN reclassifies the amount of the claims to additional paid-in capital.

During 2005, RCN distributed 3,303,868 shares from the reserve in settlement of claims. As of December 31, 2005, 797,938 shares remained in reserve to satisfy the remaining allowed claims. In January 2006, RCN distributed an additional 169,492 shares in settlement of another claim, reducing the reserve share balance to 628,446. After all outstanding claims are resolved, and the period for the Bankruptcy Court to reconsider its rulings on RCN’s objections to all claims expires, RCN will distribute the remaining reserved shares to its general unsecured creditors and former bond holders on a pro rata basis.

The Plan of Reorganization also authorized RCN to issue Convertible Notes (see Note 9) that are convertible into RCN Common Stock at a per share conversion price of $25.16, subject to certain limitations. As of December 31, 2005, the Convertible Notes may be converted into 4,968,204 shares of RCN’s common stock.

RCN was authorized by the Plan to issue warrants to the former stockholders of Old RCN to purchase an aggregate of 735,119 shares of RCN’s common stock. Each warrant allows the holder to purchase one share of RCN’s common stock for a price of $34.16. As of December 31, 2005, the Company had distributed 188,032 of these warrants which expire on December 21, 2006. The Company has allocated the fair value of the distributed warrants to the Company’s reorganization value and has increased its intangible assets on a pro rate basis for the fair value of the warrants. The Company has recorded the fair value of the distributed warrants to as an additional paid-in-capital. Using the following assumptions, the Company has determined that the fair value of the warrants to be $0.6 million.

Strike price	$34.16

Stock price on date of emergence	$20.00

Expected life	2.0 years

Expected volatility	55.0%

Risk-free rate	3.03%

Fair value	$3.14

RCN Stock-Based Compensation

Successor

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB 25, “Accounting for Stock Issued to Employees.” SFAS 123R addresses the accounting for share-based compensation in which the Company receives employee services in exchange for RCN’s equity instruments. Under the standard, the Company is required to recognize compensation expense for share-based compensation issued to or purchased by employees, net of estimated forfeitures, using a fair value method. RCN had followed the recognition provisions of SFAS 123 since January 1, 2000. Effective with the adoption of the RCN Stock Compensation Plan (“Stock Plan”) in the third quarter of 2005, the Company adopted the provisions of SFAS 123R.

On May 24, 2005, the Board of Directors approved the RCN Stock Compensation Plan (the “Stock Plan”), which was approved by the Company’s stockholders on July 19, 2005. The Stock Plan allows for the issuance of up to 4,636,619 shares of the Company’s stock in the form of stock options or restricted stock. The maximum term of stock options is seven years.

The following table summarizes the Company’s option activity during the year:

	Share Options	Weighted average exercise price per option	Weighted average fair value per option

Awards Outstanding, December 31, 2004
Granted	3,752,835	$21.48	$10.94
Exercised	(75,000)	$18.80	$9.46
Forfitures	(528,033)	$20.11	$10.87

Awards Outstanding, December 31, 2005	3,149,802	$21.77	$10.98

In conjunction with the cost reduction plans discussed in Note 10, the compensation committee of the Company’s Board of Directors allowed terminated employees to keep the portion of their unvested options that are scheduled to vest in May 2006. RCN deemed this to be a plan modification under the modification guidance in SFAS 123(R) and accounted for the modification as an exchange of the original award for a new award. As a result, RCN recorded the incremental fair value of the modified award, as compensation cost on the date of the modification. The fair value per “modified” option was calculated between $5.45 and $8.13, using a lattice model valuation method with a vesting date of May 24, 2006, and an expiration date of August 24, 2006. A total of 142,076 options were affected resulting in a net increase in non-cash stock-based compensations of $0.2 million.

As of December 31, 2005, 3,752,835 options had been distributed under the Stock Plan which excludes 284,149 unvested options that will be forfeited by employees to be terminated under our restructuring plan.

	Options Outstanding			Options Exercisable
Exercise Price Range of Options	Share Options	Weighted average remaining contractual life (Years)	Weighted average exercise price per share	As of December 31, 2005	Weighted average exercise price

$ 18.80 - 21.74	2,732,560	6.40	$20.29	-	$-
31.46	417,242	6.40	31.46	-	-

18.80 - 31.46	3,149,802	6.40	$21.77	-	$-

In the third quarter of 2005, certain senior executives, including the Chairman and President/CEO, of the Company were granted options to purchase 717,242 shares of the Company’s stock at a price of $20.97. Also, in the third quarter of 2005, the Chairman and President/CEO were granted options in the aggregate, to purchase 417,242 shares of the Company’s stock at a price of $31.46. The grants for the Chairman and President/CEO vest in equal installments in January 2005, 2006 and 2007 and the other senior executive grants will vest in equal installments in May 2006, 2007 and 2008. Fifty percent of these senior executive grants will vest in equal installments subject to meeting internal goals related to revenue, income and subscriber growth. In addition, the Company has granted a former executive options to purchase 75,000 shares of the Company’s stock at a price $18.80 as part of his termination agreement. These options vested in the third quarter of 2005 and the former executive exercised the options for a gain of $0.2 million.

The Company has valued the senior executive options using the Black-Scholes method with the following assumptions:

	Chairman and President/CEO	Chairman and President/CEO	Other Senior Executives	Former Executive

Strike Price (1)	$20.97	$31.46	$20.97	$18.80

Stock price on date of grant (2)	$24.00	$24.00	$24.00	$24.00

Term	7 years	7 years	7 years	7 years

Vesting period	2.5 to 3 years	2.5 to 3 years	2.5 to 3 years	3 months

Options Granted	417,242	417,242	300,000	75,000

Expected life of options	4.08 years	5.06 years	4.5 years	1.67 years

Expected volatility	58.0%	58.0%	58.0%	58.0%

Risk-free rate	3.72%	3.72%	3.72%	3.72%

Dividend yield	—	—	—	—

Annual forfeiture rate	—	—	—	—

Fair value at date of grant	$12.57	$11.22	$13.08	$9.46

(1)	Set by RCN Board of Directors on May 24, 2005, subject to stockholder approval of the Stock Plan.
(2)	As of July 19, 2005, the date of stockholder approval of the Stock Plan.

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

The Company recorded expense of $3.2 million for the year ended December 31, 2005 for the amortization of the above stock options using the Black-Scholes valuation model.

In the third quarter of 2005, certain senior managers were granted options to purchase 940,000 shares of the Company’s stock at a price of $20.97. These options will vest in equal installments in May 2006, 2007 and 2008. Also in the third quarter of 2005, the Company granted options to purchase 1,131,775 shares of the Company’s stock to other employees at a price of $18.80. The Company also issued 329,500 supplemental, promotional and new hire grants in the fourth quarter. The Company has valued these options using a lattice model with the following assumptions:

The Company has recorded an expense of $2.6 million for the year ended December 31, 2005 for the amortization of the above stock options.

Restricted Stock

Non-employee directors were issued an initial aggregate grant of 150,000 shares of restricted stock, which will vest in equal installments in January 2006, 2007 and 2008. In addition certain senior executives were granted 580,086 shares of restricted stock, 50% of which will vest in equal installments over the next three years and the remaining 50% will vest over a three year period subject to meeting the same internal goals established for the option grants. Management estimates the Company has achieved these goals based on the Company’s performance for the year ended December 31, 2005. The Company recorded expense of $3.1 million for the year ended December 31, 2005 for the amortization of the restricted stock grants.

All of the awards granted during the period are classified as equity awards. Total compensation expense for share-based payment arrangements recognized for the year ended December 31, 2005 was $8.9 million. As of December 31, 2005 there is $29.5 million of fair value of outstanding options to be recognized in the years ended December 31, 2006, 2007 and 2008. As of December 31,2005, there was $14.4 million of unearned compensation relating to restricted stock awards that will be recognized through 2008. The Company expects to recognize approximately $20.0 million, $19.4 million and $4.5 million in compensation expense based on outstanding grants under the Stock Plan in the years ended December 31, 2006, 2007 and 2008, respectively related to its Stock Plan.

Predecessor

Non-Cash Stock-Based Compensation

Non-cash stock-based compensation was recognized in connection with the following plans in the following amounts during the years ended:

	(dollars in thousands) For the years ended December 31,
	Predecessor 2004*	Predecessor 2003

Incentive stock options	$1,029	$2,532
Outperform stock options	2,819	4,916
Restricted stock	316	(3,184)
Executive stock purchase plan	250	428

Total non-cash stock-based compensation	$4,414	$4,692

*No non-cash stock-based compensation was recognized for the Successor in 2004.

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

As a result of the option exchange program, approximately 6,150,000 new Incentive Stock Options (“ISO’s”) were granted and approximately 9,750,000 pre-existing stock options were cancelled since its inception. The incremental fair value of the options as a result of the exchange under SFAS No. 123 was $10.1 million. For the period from January 1 to December 20, 2004 (Predecessor) and for the year ended December 31, 2003 RCN recognized non-cash stock based compensation expense of $0.9 million and $2.3 million, respectively, related to the exchange program for the ISO’s. Under SFAS No. 123, the unamortized non-cash stock based compensation costs related to the cancelled options was recognized based on the service period associated with the new terms of the new options.

Excluding the options granted as a result of the option exchange program, RCN granted approximately 97,700 ISO’s to employees and non-employee directors during the year ended December 31, 2003 with a fair value per option under SFAS No. 123 of $51. The fair value of stock options recognized during the period from January 1 to December 20, 2004 and for the year ended December 31, 2003 were $0.1 million and $0.2 million respectively.

As of December 31, 2004, no Successor stock options had been granted and no stock compensation expense was recognized in the period from December 21 to December 31, 2004.

No stock options were granted during the period January 1 to December 20, 2004. The weighted-average fair value of ISOs granted during the year ended December 31, 2003 was $0.52. There were no ISOs issued for the period from January 1 to December 20, 2004.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with weighted average assumptions for dividend yield of 0% for 2004, and 2003; expected volatility for 2004 and 2003 of 97.5%; a risk-free interest rate of 3.93% for 2004 and 2003; and expected lives of 3 years for 2003 and 2002.

The following table summarizes stock options outstanding and exercisable under the ISO and non-qualified plans discussed above at December 20, 2004:

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

As a result of the option exchange program, approximately 1,622,000 new OSO’s were granted and approximately 3,163,000 pre-existing stock options were cancelled. The incremental fair value of the options as a result of the exchange under SFAS No. 123 was $16.6 million. For the period from January 1 to December 20, 2004 and the year ended December 31, 2003 RCN recognized non-cash stock based compensation expense of $2.4 million and $4.0 million, respectively, related to the exchange program for the OSO’s. The unamortized non-cash stock-based compensation costs related to the cancelled options were recognized based on the service period associated with the new terms of the new options.

Excluding the options granted as a result of the option exchange program, RCN granted 750,000 OSO’s to directors and employees during the year ended December 31, 2003 with a fair value of $0.4 million. During the period from January 1, 2004 to December 20, 2004 (Predecessor) and for the year ended December 31, 2003 the fair value recognized for OSO’s, in addition to the exchange, were $0.5 million and $0.9 million, respectively. As of December 31, 2004, no Successor stock options had been granted and no stock compensated expense was recognized in the period from December 21 to December 31, 2004.

The weighted-average fair value of OSOs granted during 2003 was $0.56. No OSOs were granted during the period January 1 to December 20, 2004.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with weighted average assumptions for dividend yield of 0% for 2004 and 2003; expected volatility of 97.5% for 2004 and 2002; risk-free interest rates of 3.93% for 2004, and 2003; and expected lives of 5 years for 2004 and 2003.

Information relating to outperform stock options is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Grants Outstanding, December 31, 2002	2,609,875	$2.17
Granted	750,000	$0.96
Exercised	-	-
Cancelled	150,000	$2.90

Grants Outstanding, December 31, 2003	3,209,875	$1.85
Granted	-
Exercised	-
Cancelled	656,875	$2.12

Grants Outstanding, December 20, 2004	2,553,000	$1.79
Cancelled	2,553,000	$1.79

Grants Outstanding, December 21, 2004	-

Restricted Stock

For the period from January 1 to December 20, 2004 and during the year ended December 31, 2003, RCN issued 10,000 and 994,567 shares of restricted stock with an approximate fair value of $0.2 million and $1.3 million, respectively. During the performance period the grantee may have voted the shares, but the shares were subject to transfer restrictions and were all or partially forfeited if a grantee terminated employment with RCN. The restricted stock granted in 2004 vested over a period of six months and the restricted stock granted in 2003 vested over a period of six months or two years. The restricted stock was considered issued and outstanding.

Including the effect of forfeitures, RCN recorded $0.3 million and ($3.2 million) of non-cash stock-based compensation expense for the period from January 1 to December 20, 2004 and for the year ended December 31, 2003 relating to its restricted stock program.

As of December 20, 2004, unearned compensation costs of $0.3 million were written-off as a “fresh-start” adjustment.

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

The number of shares, which may have been distributed under the RCN ESPP as matching shares, or in payment of share units, was 500,000. At December 20, 2004 there were no RCN ESPP shares arising from participants contributions and no matching shares. At December 31, 2003, there were 757,265 RCN ESPP shares arising from participants’ contributions and 757,265 matching shares. For the year ended December 31, 2003, deferred compensation cost relating to matching shares was $0.2 million. Expense recognized for the period from January 1 to December 20, 2004 and for the year ended December 31, 2003 were $0.2 million and $0.4 million, respectively. Matching shares were included in weighted average shares outstanding for purposes of computing earnings/loss per share.

19.	INCOME TAXES

The provision/(benefit) for income taxes is compromised of the following:

	(dollars in thousands)
	Successor		Predecessor
	2005	December 21, to December 31, 2004	January 1, to December 20, 2004	2003

Current taxes	$(30)	$-	$98	$50
Deferred taxes	809	-	(212)	1,221

Provision (Benefit) for income taxes:
From continuing operations	779	-	(114)	1,271
From discontinued operations		-	-	-

Total provision (benefit) for income taxes	$779	$-	$(114)	$1,271

Temporary differences that give rise to a significant portion of deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	(dollars in thousands)
	Successor	Successor
	December 31, 2005	December 31, 2004

Net operating loss carryforwards	$1,084,859	$1,006,625
Employee benefit plan	5,452	5,291
Reserve for bad debt	1,553	1,795
Stock based compensation	3,105	-
Investment in unconsolidated entity	43,507	44,448
Unearned revenue	1,955	1,573
Deferred rent	3,397	6,757
Reserve for obsolete inventory	10,818	3,699
Accruals for non-recurring charges and contract settlements	4,554	3,913
Property, plant, and equipment	85,992	181,914
Other, net	3,342	3,331

Total deferred tax assets	1,248,534	1,259,346

Intangibles	(32,068)	(39,971)

Total deferred tax liabilities	(32,068)	(39,971)

Subtotal	1,216,466	1,219,375

Valuation allowance	(1,240,285)	(1,219,375)

Total deferred taxes	$(23,819)	$-
During 2005, RCN generated federal net operating losses (“NOLs”) of approximately $268.9 million resulting in a deferred tax asset of approximately $94.1 million. In the year ended December 31, 2004, RCN generated federal net operating losses of approximately $331.6 million resulting in a deferred tax asset of approximately $116.1 million. In the opinion of management, RCN is not certain of the realization of its deferred tax assets. Thus, a valuation allowance has been provided against federal and state deferred tax assets that are not anticipated to be offset by the reversal of deferred tax liabilities. In the fourth quarter of 2005, a deferred tax liability of $23.8 million was recorded to adjust the valuation allowance related to the tax accounting effects on an indefinite lived asset which was recorded as a result of the implementation of "Fresh Start" accounting in accordance with SOP 90-7 in December 2004. Had this adjustment been recorded at the "Fresh Start" date, the adjustment to the Company's reorganization value would not have been material.

As of December 31, 2005, RCN had Federal net operating loss carryforwards of approximately $2.6 billion. The Federal net operating losses will expire between 2009 and 2025 (see discussion below for limitation on use of NOL carryforward). Use of the net operating losses generated prior to the emergence from bankruptcy are limited due to the limitations imposed under the ownership change rules in the U.S. Internal Revenue Code. The utilization of the expected tax benefit from property and equipment depreciation could also be impacted by the ownership change rules of the U.S. Internal Revenue Code.

The net change in the valuation allowance for deferred tax assets during 2005 was an increase of $20.9 million and during 2004 was a decrease of $227.8 million. The valuation allowance is primarily related to deferred tax assets due to the uncertainty of realizing the full benefit of the net operating loss (“NOL”) carryforwards. In evaluating the amount of the valuation allowance needed, RCN considers the prior operating results and future plans and expectations. The utilization period of the NOL carryforwards and the turnaround period of other temporary differences are also considered.

The provision/(benefit) for income tax is different from the amounts computed by applying the U.S. statutory federal tax rate of 35% are as follows:

	(dollars in thousands)
	Successor		Predecessor
	2005	December 21, to December 31, 2004	January 1, to December 20, 2004	2003

Net (loss) income before cumulative effect of change in accountng principle and preferred dividend and accretion requirements	$(138,712)	$(3,688)	$1,062,746	$(325,701)
Cumulative effect of on prior years of retroactive application of a change in accounting for legal fees, net of tax	2,600
Total provision (benefit) for income taxes	779	-	(114)	1,271
(Loss) income before provision for income taxes	$(135,333)	$(3,688)	$1,062,632	$(324,430)

Federal income tax (benefit) expense at statutory rate	$(47,366)	$(1,291)	$371,921	$(113,550)
State income taxes, net of federal income tax provision (benefit)	507		64	161
Federal valuation allowance	46,947	1,291	(129,508)	114,613
Nondeductible expenses	13		30	47
FMV stock bondholders received			(253,400)
Reversal of stock-based compensation	395		52,793
Restructuring costs			28,501
Fresh start adjustments			(111,662)
Reversal of State Valuation Allowance	283
Other, net			41,147

Total provision (benefit) for income taxes	$779	$-	$(114)	$1,271

RCN's reorganization has resulted in a significantly modified capital structure as a result of applying "fresh start" accounting in accordance with SOP 90-7 on the Effective Date. "Fresh start" accounting has important consequences on the accounting for realization of valuation allowances, related to net deferred tax assets that existed as of the Effective Date and arose in pre-emergence periods. Specifically, "fresh start" accounting requires the reversal of such allowances to be recorded as a reduction of reorganization value in excess of amounts allocable to identifiable assets until exhausted and thereafter as additional paid-in capital and not a benefit recorded in the statement of operations.

The Company's effective income tax rate differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in valuation allowance for deferred income taxes. In assessing whether the deferred tax assets are realizable, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No benefit for federal income taxes has been recorded for the twelve months ended December 31, 2005 and for the periods December 21 to December 31, 2004 and January 1 to December 20, 2004, as the net deferred tax assets generated, primarily from temporary differences related to the net operating loss, were offset by a full valuation allowance because it is not considered more likely than not that these benefits will be realized. The determination of the required valuation allowance against net deferred tax assets was made without taking into account the deferred tax liabilities created from the book and tax differences on indefinite lived assets.

The Company's 2005 income tax provision of $0.8 million was attributable to the benefit on current earnings, offset by realized pre-emergence deferred tax assets. The reversal of the related valuation allowance that existed as of the "fresh start" date, which normally benefits earnings under SFAS 109, has instead been recorded as a reduction of intangibles. Once intangibles are reduced to zero, any subsequent reversal of the valuation allowance related to the utilization of a pre-emergence deferred tax asset will be recorded as an increase to additional paid-in capital. This treatment does not result in any change in liabilities to taxing authorities or cash flows.

In connection with RCN's emergence from bankruptcy, RCN realized significant cancellation of debt income (CODI). This income is not taxable for federal or state income tax purposes because it resulted from RCN's reorganization under the Bankruptcy Code. However, for federal and state income tax reporting purposes, as of the beginning of the 2005 tax year, RCN is required to reduce certain tax attributes, such as net operating loss (NOL) carry-forwards, in an amount equal to the gain on the extinguishment of debt excluded from income. The reduction in federal NOLs is approximately $480.0 million.

The reorganization of RCN on the Effective Date constituted an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended ("IRC") ("Change of Control"). Generally, upon a Change of Control, a company is subject to limitations on its ability to use its pre-Change of Control NOLs and certain built-in losses and deductions to offset taxable income in future years. The amount of pre-Change of Control NOLs that can be utilized in any post-Change of Control tax year is limited to the product of the value of the company immediately before the Change of Control, multiplied by the long-term tax-exempt interest rate (published by the IRS) in effect at the time the Change of Control occurs ("382 Limitation"). Any portion of these limited NOLs not used in a particular year may be carried to subsequent years until such time as another Change of Control occurs or the NOLs expire unused (based on the original expiration date). There is no limitation, under IRC 382, on the use of post-Change of Control NOLs unless another Change of Control occurs at which point the pre-Change of Control 382 Limitation amount would either remain the same, or be reduced if the company's value had declined since the previous Change of Control.

Under a special rule (commonly known as the "(l)(5) rule"), the 382 Limitation described above would not apply to a company's NOLs if a Change of Control occurs while in bankruptcy, as long as the company's pre-Change of Control stockholders and "qualified creditors" own 50% or more of the company's stock post-emergence (as a result of having been stockholders or "qualified creditors" before the ownership change). Under the (l)(5) rule, however, a company would be required to reduce its NOL carry-forwards by the amount of the interest deductions taken during the year of the Change of Control and the three preceding tax years on any debt that was converted to stock as a result of the bankruptcy proceeding, and if another Change of Control occurs within two years following emergence from bankruptcy, the 382 Limitation applicable to that second ownership change would automatically be zero, effectively eliminating the company's ability to use its pre- and post-bankruptcy NOLs.

If a Change of Control occurs while in bankruptcy but a company does not qualify for the (l)(5) Rule described above (or qualifies but elects not to apply the (l)(5) rule), a 382 Limitation would be applicable to the company's pre-Change of Control NOLs. However, the 382 Limitation applicable to the company following its emergence from bankruptcy would be calculated using the value of the Company immediately after emergence from bankruptcy, rather than the pre-emergence value.

RCN qualified for the (l)(5) rule, however, after careful consideration and analysis elected not to apply the (l)(5) rule. The key determining factors in the analysis were the timing of when the Company expects to become a cash taxpayer, and potential Change of Control scenarios, many of which would be beyond management's control, including sales of stock by current large stockholders, as well as merger and acquisition opportunities. As a result of our election, the 382 Limitation on our pre-bankruptcy NOLs is approximately $30.0 million per year. NOLs generated prior to 1998 have a carry-forward period of 15 years and any subsequent NOLs have a carry-forward period of 20 years.

20.	EMPLOYEE BENEFIT PLANS

RCN has a 401(k) savings plan that covers substantially all of its employees. Participants in the savings plan may elect to contribute, on a pretax basis, a certain percentage of their salary to the plan. The Company matches a certain percentage of each participant's contributions as per the provisions of the plan. The expense under the plan related to RCN’s matching contribution was $2.2 million, $0, $2.3 million and $2.2 million for the year ended December 31, 2005, for the periods from December 21 to December 31, 2004, and from January 1 to December 20, 2004, and for the year ended December 31, 2003, respectively. A 401(k) plan from the acquisition of Starpower was merged with the RCN plan on April 1, 2005.

21.	COMMITMENTS AND CONTINGENCIES

Total rental expense, primarily for office space and equipment, was $17.7 million, $0.6 million, $23.0 million, and $22.6 million for the year ended December 31, 2005, the periods from December 21 to December 31, 2004, and from January 1 to December 31, 2004, and the year ended December 31, 2003. At December 31, 2005, rental commitments under non-cancelable leases, excluding annual pole rental commitments of approximately $3.0 million that are expected to continue indefinitely, are as follows:

(dollars in thousands)
Year	Aggregate Amounts

2006	$21,356
2007	21,052
2008	20,844
2009	18,404
2010	15,328
Thereafter	41,536

RCN also has outstanding letters of credit aggregating $21.0 million at December 31, 2005 of which $0.9 million is collateralized by cash.

RCN is party to the following legal matters:

ERISA Litigation

On May 16, 2005, a consolidated class action complaint (the "Class Action Complaint") was filed in the United States District Court for the District of New Jersey under Master File NO. 04-CV-5068 (SRC), naming RCN Corporation and certain of its current and former directors, officers, employee administrators and managers, as well as Merrill Lynch Trust Company, FSB, as defendants for alleged violations of the Employee Retirement Income Security Act of 1974 (as amended, "ERISA"). On September 13, 2005,the Plaintiffs filed a notice of voluntary dismissal in regard to the Counts in the Complaint against the current directors.

The purported Class Action Complaint seeks recovery of unspecified money damages for the benefit of a purported class of participants and beneficiaries of the RCN Savings And Stock Ownership Plan (the "Savings Plan") as a result of the defendants' alleged breaches of their fiduciary duties under ERISA (the "ERISA Litigation"). Defendants have filed a motion to dismiss the complaint in its entirety, which will be argued in March 2006. Plaintiffs, to date, have not filed a motion for class certification. This Litigation is subject to certain limitations ordered by the Bankruptcy Court described below.

Previously, on September 22, 2004, former employee Deborah K. Craig ("Craig"), on behalf of the Savings Plan and its participants and beneficiaries, filed a Motion For Leave To File Proof Of Claim (the "Late Claim Motion"), seeking to assert a claim (the "Craig Proof of Claim") against RCN, after the claims bar date of August 11, 2004, for alleged violations of ERISA to recover alleged losses similar to those alleged in the Class Action Complaint. On October 5, 2004, Craig filed a purported class action complaint against certain fiduciaries of the Savings Plan within the meaning of ERISA in a lawsuit captioned Craig v. Filipowicz, et al., Case No. 04-cv-07875 (JSR) (S.D.N.Y.), which was subsequently transferred to the District of New Jersey, with a new Case No. 04-cv-05940 (SRC) (D.N.J.) (the "NJ Action"). On November 3, 2004, the Bankruptcy Court issued an order denying the Late Claim Motion in its entirety (the "Late Claim Order"), which Craig appealed to the United States District Court for the Southern District of New York. On December 20, 2004, Craig sought from the Bankruptcy Court limited relief (the "Injunction Relief Motion"), for the benefit of herself and all other similarly situated beneficiaries of the Savings Plan, from the injunction issued by the Bankruptcy Court's order confirming the Plan for the purpose of naming RCN as a nominal defendant in the NJ Action. On February 16, 2005, Craig filed a motion on the NJ Action docket to have the NJ Action consolidated with certain other related actions, with a proposed caption In re RCN Corporation ERISA Litigation, Master File No. 04-cv-5068 (SRC) (the "Consolidated Action"). On March 18, 2005, the United States District Court for the Southern District of New York issued an order affirming the Late Claim Order. On April 1, 2005, the Bankruptcy Court entered an order (the "Injunction Relief Order") granting the Injunction Relief Motion to the extent that (1) Craig and all other similarly situated parties (collectively, the "Plaintiffs") are permitted to name RCN as a nominal defendant in the pending Consolidated Action and (2) the Plaintiffs may enforce any judgment obtained against RCN solely against any applicable insurance companies and only up to limits of any applicable insurance coverage, to the extent such coverage is available. The Injunction Relief Order does not prevent the Plaintiffs from pursuing litigation claims against others, including current or former directors, officers, employees, partners, members, or managers (collectively, the "Third Parties") of RCN or any other reorganized debtor and collecting in full any judgment Plaintiffs may obtain against such Third Parties. As an express condition to the entry of the Injunctive Relief Order, Craig waived any right of further appeal to the denial of the Late Claim Order. Subsequently, Plaintiffs filed the Class Action Complaint in the ERISA Litigation to pursue their remedies against RCN, subject to the limitations imposed by the Bankruptcy Court, and additional Third Parties. At this stage of the litigation, RCN cannot reasonably estimate the amount of uninsurable loss, if any, that may result from this matter.

Legal Proceedings Relating to Megacable

In connection with RCN’s efforts to have its representatives named to the Board of Directors and to the Management Committee of Megacable, to receive financial information in a timely fashion and otherwise to enforce its rights under the agreements governing the relationship between RCN, Megacable and its shareholders, several legal proceedings have been initiated. Megacable alleged that, as a result of RCN’s reorganization under Chapter 11 of the Bankruptcy Code, RCN rejected its obligations under one of the three agreements governing the relationship between RCN, Megacable and its shareholders, and that this rejection constitutes a breach by RCN of its obligations under all three of the agreements. They further asserted that the alleged breach entitled Megacable to terminate the agreements. In response to these claims, RCN filed a motion in the Bankruptcy Court for the Southern District of New York seeking an order to the effect that no such rejection had occurred or, in the alternative, seeking to amend the Plan to specifically assume, as of the Effective Date of the Plan, the Megacable agreement alleged to have been rejected.

In addition, on November 14, 2005, Megacable, MCM and 23 of their shareholders (the “Claimants”) filed an arbitration petition against RCN with the International Chamber of Commerce International Court of Arbitration alleging the same arguments. Claimants have requested that the arbitration tribunal declare the three agreements terminated as a result of the RCN’s alleged breach and that RCN’s interest in Megacable and MCM be extinguished in exchange for payment by Megacable and MCM of the book value of those interests.

At hearings held in the Bankruptcy Court on RCN’s motion described above, the judge made certain findings which RCN believes address, in a manner favorable to RCN, whether any breach of the underlying agreements occurred, which is the sole premise of Megacable’s arbitration action.

On March 6, 2006, RCN entered into an agreement to sell its investments in Megacable and MCM to the shareholders who currently own the remaining 51% of these entities. In connection with the sale, RCN and the Claimants entered into a Settlement Agreement, pursuant to which the parties agreed that, upon the closing of the sale, the arbitration proceedings and Bankruptcy Court motion will be withdrawn with prejudice and all claims among the parties relating to the three agreements governing their relationship will be released in full. The sale is expected to close by the end of March, 2006. The sale is conditioned upon certain regulatory filings to be made by the purchaser, but is not subject to the receipt of any regulatory approvals or consents or any other conditions precedent.

City of Chicago Franchise Fee

RCN, like most if not all other cable providers, currently does not pay a franchise fee on its cable modem Internet access services on the basis that the FCC has determined that such Internet services are not “cable services” as defined in the Communications Act. RCN’s position has been challenged by the City of Chicago, which has brought suit against RCN-Chicago, as well as AT&T Broadband (now Comcast), the incumbent cable operator in RCN-Chicago’s franchised service area, and the other franchised cable television operator in the City of Chicago (collectively, the “Defendants”). The Defendants removed the action to federal court and succeeded initially in obtaining dismissal of the action on the ground that cable modem service, as a matter of law, is not a “cable television service” within the scope of the franchise agreements and therefore cannot be subject to the agreements’ franchise fee provision, which by its express terms is to be interpreted and applied in accordance with the Communications Act. The City of Chicago appealed both the removal to federal District Court and the District Court’s dismissal of its case to the U.S. Seventh Circuit Court of Appeals. On October 1, 2004, the Seventh Circuit vacated on jurisdictional grounds the District Court’s decision dismissing the City of Chicago’s claims, and remanded the case back to the Circuit Court for Cook County, Illinois, for further proceedings. The Seventh Circuit expressed no opinion on the merits of the case. The City of Chicago then re-filed its case in the Cook County Circuit Court. The Cook County Circuit Court on October 5, 2005, also dismissed the City’s complaint, and the City has now appealed the Circuit Court’s dismissal to the Illinois Appellate Court.

In the event the City of Chicago was ultimately to prevail on its complaint, RCN-Chicago would need to pay a 5% franchise fee on its cable modem revenues. Going forward, RCN-Chicago would likely pass through the additional fees to its cable modem Internet service customers, which would raise their rates as compared to the high-speed Internet services provided by ILECs and therefore could have an adverse effect on RCN-Chicago’s ability to compete with such providers. In the event that these fees are assessed retroactively, RCN-Chicago would likely not be able to recover these costs from its customers. Since any adverse result will affect all of RCN-Chicago’s cable competitors in the Chicago market, such a ruling would likely not have a disproportionate effect on RCN’s ability to compete with other cable operators in the Chicago market. RCN also notes that the United States Supreme Court in the Brand X decision upheld the FCC’s classification of cable modem service as an information service, rather than a cable or telecommunications service, for federal regulatory purposes. However, the scope of state and local authority to regulate cable modem service as an information service is a question of nationwide significance to LFAs and cable television franchisees, and is the subject of both pending litigation and FCC rulemaking. The ultimate result of all of these actions will likely determine whether and to what extent RCN’s cable modem Internet access service is subject to state and local regulation, in addition to any obligations that may be imposed by the FCC. RCN cannot predict the outcome of such legal and regulatory proceedings. The ultimate result of all of these actions, including the action brought by the City of Chicago, will likely determine whether RCN’s cable modem Internet service gross revenues will be required to be included for purposes of franchise fee payments, and RCN cannot assure you that it will not be subject to gross revenue fees or other regulation of its cable modem Internet access services in the future.

Claims by Kemper Insurance

On or about November 9, 2004, Kemper Insurance (including its affiliated companies, American Motorists Insurance Company, Lumbermen’s Mutual Casualty Company, American Protection Insurance Company, and American Manufacturing Mutual Company (collectively, “Kemper”)) filed general unsecured proofs of claim in an unliquidated amount in the Chapter 11 cases (the “Kemper Proofs of Claim”). Through the Kemper Proofs of Claim, Kemper sought an unliquidated amount for unpaid premiums and other charges in connection with certain insurance policies, claims processing agreements and other agreements between Kemper and one or more of the RCN Debtors. Since the filing of the objection, RCN and Kemper entered an agreement dated March 28, 2005 to consensually resolve the Kemper claims and the Bankruptcy Court approved a stipulation on June 13, 2005 which called for RCN to place $4.9 million in a trust account to serve as collateral to secure the payment of claims by Kemper related to workers compensation, auto, and general liability insurance policies written by Kemper for the period of March 2000 to March 2003. These funds, classified as long-term restricted investments on our balance sheet, were moved into the trust account in November 2005, replacing the prior collateral amount of $6.9 million, which consisted of $2.5 million of cash in escrow (also classified as long-term restricted investments) and a $4.4 million letter of credit.

Claims by Merrill Lynch

On January 19, 2006, RCN distributed 169,492 shares of common stock with a current market value of $4.0 million (valued as of January 13, 2006) to Merrill Lynch, Pierce, Fenner & Smith ("Merrill") in full and final satisfaction of general unsecured proofs of claims against RCN and the other RCN Debtors that asserted joint and several liability of $9.8 million in unpaid fees associated with work Merrill performed leading up to RCN's restructuring. The Bankruptcy Court authorized the distribution of these shares and dismissed all pending claims among the parties in connection with the dispute.

Claim by Former Employee

On December 17, 2005, RCN distributed 60,000 shares of common stock to Marie DeWees and her attorneys in full and final satisfaction of her general unsecured proof of claim filed with the Bankruptcy Court on July 27, 2004, which sought an allowed claim of $4.5 million. Previously, Ms. DeWees had filed a state court action in the Superior Court of New Jersey, Law Division, Mercer County, captioned Marie DeWees, et al v. RCN Corporation, et al. (Docket No. L—175-00) against RCN and various of its officers and employees which had been pending since January 12, 2000, alleging that Ms. DeWees, a Vice President, had been separated from the Company unlawfully on the basis of sex and age. On February 5, 2003, the trial court granted Summary Judgment in favor of RCN dismissing the state court complaint in its entirety. On February 12, 2003, Ms. DeWees filed an appeal in the Superior Court, Appellate Division, seeking reinstatement of her complaint. The appeal was stayed pending the RCN bankruptcy. On October 12, 2004, the Bankruptcy Court entered an order memorializing the agreement between RCN and Ms. DeWees to lift the stay for the purpose of allowing the Appellate Division to decide Ms. DeWees' appeal. On July 15, 2005, the Appellate Division reversed the order of the trial court and reinstated the complaint. On November 30, 2005, the Bankruptcy Court entered an order allowing Ms. DeWees' claim against RCN for $2.0 million to be satisfied with a one-time distribution of 60,000 shares of RCN’s common stock which occurred in 2005 and all claims in the state court action were dismissed.

In addition to the above, in the normal course of business, RCN becomes party to various legal proceedings of which there are several pending. In the opinion of management, these proceedings will not have a material adverse effect on the financial position or results of operations or liquidity of RCN.

22.	RELATED PARTY TRANSACTIONS

As described more fully in Notes 6 and 12, RCN owned a 50% interest in Starpower prior to December 21, 2004 when the Successor acquired the remaining 50% interest from Pepco. RCN and Starpower were party to several agreements under which RCN provided certain support services to Starpower. These services included accounting and technical services, customer service and administrative support. RCN charged these services to Starpower at cost. The amount of such services provided by RCN to Starpower for the period from January 1 to December 20, 2004 (Predecessor) and for the year ending December 31, 2003 were $11.7 million and $18.5 million, respectively. RCN also sells long distance telecommunications services to Starpower for resale to Starpower’s customers at cost. Revenue and cost of revenue recorded for these sales were $0.7 million and $1.0 million for the period from January 1 to December 20, 2004 (Predecessor) and for the year ended December 31, 2003 (Predecessor), respectively. RCN had receivables from Starpower for these transactions of $10.2 million at December 31, 2003.

Starpower, which as of December 21, 2004 was a wholly owned subsidiary of RCN, pays Pepco for right-of-way access for its broadband network. Expenses related to this access were $1.5 million, $1.4 million and $1.4 million for the year ended December 31, 2005, the period of January 1 to December 20, 2004 (Predecessor) and the year ended December 31, 2003, respectively. Starpower also purchases equipment, most of which is capitalized and utility services from Pepco. These purchases were $2.2 million for the year ended December 31, 2005, $2.4 million for the period of January 1 to December 20, 2004 (Predecessor) and $2.4 million for the year ended December 31, 2003. RCN had payables to Pepco related to these transactions of $0.9 million at December 31, 2005, $0.6 million at December 31, 2004. Starpower had payables to Pepco of $0.5 million at December 31, 2003.

As described more fully in Note 12, RCN was party to a joint venture, RCN-Becocom, with NSTAR. The JV terminated on December 24, 2003. RCN-Becocom, now a wholly owned subsidiary of RCN continues to make payments to NSTAR for right-of-way access and utility expenses. The amount of expense recorded by RCN for payments to NSTAR were $8.8 million, $7.5 million, and $7.8 million for the year ended December 31, 2005, for the period January 1 to December 20, 2004 (Predecessor) and for the year ended December 31, 2003, respectively. RCN had payables to NSTAR related to these expenses of $1.1 million, and $0.9 million at December 31, 2005 and 2004, respectively.

Peter D. Aquino was appointed President and Chief Executive Officer of RCN on December 21, 2004. Prior to becoming RCN’s chief executive officer in December 2004, Mr. Aquino provided consulting services to RCN through two advisory companies, the terms of which were approved by the Bankruptcy Court. From November 2003 until his resignation in August 2004, Mr. Aquino provided consulting services to RCN on behalf of Capital and Technology Advisors, LLC (“CTA”), the industry and technology advisors to the creditors’ committee in RCN’s Chapter 11 reorganization. For 2004, RCN paid approximately $3.6 million to CTA for such services. Upon emergence from bankruptcy, RCN retained CTA to provide strategic advisory services, for which RCN paid CTA $1.1 million in 2005.

In August, 2004, Mr. Aquino, through his company PDA Group, LLC (“PDA”), was retained by RCN to perform consulting services relating to RCN’s market and network operations, customer care and execution of sales and marketing strategies. In December 2004, RCN appointed Mr. Aquino chief executive officer, effectively ending his role as consultant, and he became an employee of RCN. As an operations consultant under PDA Group, LLC, Mr. Aquino was paid $0.2 million from August to December, 2004.

23.	PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consist of the following:

	(dollars in thousands)
	Successor	Successor
	December 31, 2005	December 31, 2004

Prepaid maintenance	$1,790	$2,389
Prepaid rent	1,483	1,519
Prepaid taxes	4,146	3,986
Prepaid insurance	1,886	2,225
Prepaid other	958	6,514
Security deposits	537	604
Escrow accounts	-	4,963
Other current assets	2,803	173

Total prepayments and other current assets	$13,603	$22,373

24.	SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 2005 RCN distributed 3,308,868 shares of committed capital in settlement of claims totaling approximately $105.8 million, including $11.1 million accrued in deferred reorganization costs as of December 31, 2004. As of December 31, 2005 there were 797,938 shares held in reserve to satisfy the remaining allowed claims.

On December 21, 2004 RCN issued 36,020,850 shares of common stock with a par value of $.01 of which 31,919,044 were distributed to bond holders and other general unsecured creditors in settlement of $1,215.0 million of obligations of the Predecessor. The remaining 4,101,806 shares were placed in reserve to settle disputed claims against RCN that were still outstanding. As of December 31, 2004, these shares were reserved to settle unresolved claims totaling approximately $131.4 million.

During the year ended December 31, 2005, the periods from December 21 to December 31, 2004 (Successor) and January 1 to December 20, 2004 (Predecessor) and during the year ended December 31, 2003 (Predecessor), RCN entered into capital lease obligations of $0, $0, $0 and $1.4 million, respectively.

Preferred stock dividends in the form of additional shares of redeemable preferred stock aggregated $51.0 million and $167.7 million for the period from January 1 to December 20, 2004 (Predecessor) and for the year ended December 31, 2003 (Predecessor), respectively.

Non-cash accretion of preferred stock was $1.9 million and $5.7 million, for the period from January 1 to December 20, 2004 (Predecessor) and for the year ended December 31, 2003 (Predecessor), respectively.

During 2003, Vulcan Ventures, Inc. converted 705,507 shares of Series B Preferred Stock into 11,424,810 shares of Class B Common Stock.

25.	SELECTED FINANCIAL DATA

RCN CORPORATION
SELECTED QUARTERLY FINANCIAL DATA
Thousands of Dollars Except Per Share Amounts
For the Years Ended December 31, 2005 and 2004

	Successor 2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues	$140,809	$141,426	$138,809	$139,920

Operating Income/(loss) before non-cash stock-based compensation, depreciation and amortization, and goodwill write-down and other charges	23,156	19,782	23,276	21,924

Net Income/(loss) from continuing operations	(32,058)	(31,340)	(42,087)	(33,032)

Income/(loss) before discontinued operations per average share	$(0.89)	$(0.87)	$(1.17)	$(0.94)

Net Income/(loss) available to common shareholders	(29,403)	(31,347)	(42,097)	(33,265)

Common Stock
High	$22.66	$24.75	$25.67	$24.57
Low	$18.75	$16.69	$21.00	$19.56

	Predecessor 2004				Successor 2004

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	4th Quarter

Revenues	$121,260	$121,281	$121,358	$106,560	$16,372

Operating Income/(loss) before non-cash stock-based compensation, depreciation and amortization, and goodwill write-down and other charges	3,417	21,383	10,007	24,851	2,418

Net Income/(loss) from continuing operations	(97,082)	(71,575)	(75,081)	1,207,026	(3,688)

Income/(loss) before discontinued operations per average share	$(1.06)	$(0.75)	$(0.61)	$10.89	$(0.10)

Net Income/(loss) available to common shareholders	(37,312)	(94,139)	(75,445)	1,208,066	(3,688)

Common Stock
High	$1.58	$0.33	$0.14	$0.07	$23.25
Low	$0.25	$0.10	$0.04	$0.01	$19.05

26.	GUARANTOR SUBSIDIARIES FINANCIAL STATEMENTS

The First-Lien Credit Facility and the Convertible Notes are issued by RCN Corporation and are unconditionally guaranteed, jointly and severally, by all of RCN Corporation’s subsidiaries. The following tables set forth the consolidating financial statements of RCN Corporation (“Non-guarantor”) and its guarantor subsidiaries as of December 31, 2005, December 31, 2004 and December 31, 2003.

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the year ended December 31, 2005
(Dollars in Thousands)

	Successor

	NonGuarantor	Guarantor
	Financials	Financials	Eliminations	Consolidated

Revenues	$-	$560,964	$-	$560,964

Costs and expenses:
Direct expenses	-	196,832	-	196,832
Selling, general and administrative	1,480	274,514	-	275,994
Non-cash stock based compensation	8,913	-	-	8,913
Impairments, exit costs and restructurings	-	5,245	-	5,245
Depreciation and amortization	-	190,322	-	190,322

Operating loss	(10,393)	(105,949)	-	(116,342)
Investment income	15	5,633	-	5,648
Interest expense	41,827	506	-	42,333
Gain (loss) on sale of assets	-	2,536	-	2,536
Other income (expense,) net	(264)	1,820	-	1,556

Loss from continuing operations before reorganization items and income taxes	(52,469)	(96,466)	-	(148,935)
Reorganization (expense) income, net	11,113	-	-	11,113
Income tax expense (benefit)	13,961	(13,182)	-	779

Loss from continuing operations before equity in unconsolidated entities	(55,317)	(83,284)	-	(138,601)
Equity in income (loss) of consolidated entities	(80,795)	-	80,795	-

Net Loss from continuing operations	(136,112)	(83,284)	80,795	(138,601)
Income from discontinued operations, net of tax	-	(111)	-	(111)

Net loss	(136,112)	(83,395)	80,795	(138,712)
Cumulative effect of change in accounting	-	2,600	-	2,600

Net loss to common stockholders	$(136,112)	$(80,795)	$80,795	$(136,112)

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2005
(Dollars in Thousands)

	Successor

	NonGuarantor	Guarantor
	Financials	Financials	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$-	$70,906	$-	$70,906
Short-term investments	-	72,111	-	72,111
Accounts receivable from related parties	2,802	-	(2,802)	-
Accounts receivable, net of reserve	215,036	(165,794)	-	49,242
Unbilled revenues	-	655	-	655
Interest receivable	-	390	-	390
Prepayments and other current assets	-	13,603	-	13,603

Total current assets	217,838	(8,129)	(2,802)	206,907

Property, plant and equipment, net	-	705,908	-	705,908
Investments in joint ventures and equity securities	-	184,896	-	184,896
Investments in consolidated entities	1,089,334	-	(1,089,334)	-
Intangible assets, net of accumulated	-	118,145	-	118,145
Long-term restricted investments	-	17,568	-	17,568
Deferred charges and other assets	14,814	5,702	-	20,516

Total assets	$1,321,986	$1,024,090	$(1,092,136)	$1,253,940

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2005
(Dollars in Thousands)
(continued)

	Successor

	NonGuarantor	Guarantor
	Financials	Financials	Eliminations	Consolidated

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt	$3,278	$370	$-	$3,648
Accounts payable	265,430	(241,277)	-	24,153
Accounts payable related parties	-	2,802	(2,802)	-
Advance billings and customer deposits	-	36,202	-	36,202
Accrued exit costs	-	3,106	-	3,106
Accrued expenses	5,020	85,230	-	90,250
Current liabilities of discontinued operations	-	1,422	-	1,422

Total current liabilities	273,728	(112,145)	(2,802)	158,781

Long term debt	485,356	3,093	-	488,449
Other deferred credits	-	43,808	-	43,808

Total liabilities	759,084	(65,244)	(2,802)	691,038

Sockholders' equity:
Common stock	360	-	-	360
Committed common stock	8	-	-	8
Committed capital in excess of par	25,549	-	-	25,549
Additional paid-in-capital	684,146	1,163,843	(1,163,843)	684,146
Unearned compensation	(14,384)	-	-	(14,384)
Accumulated deficit	(139,800)	(81,532)	81,532	(139,800)
Accumulated other comprehensive income	7,023	7,023	(7,023)	7,023
Total stockholders' equity (deficit)	562,902	1,089,334	(1,089,334)	562,902
Total liabilities and stockholders' equity	$1,321,986	$1,024,090	$(1,092,136)	$1,253,940

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the year ended December 31, 2005
(Dollars in Thousands)

	Successor

	NonGuarantor	Guarantor
	Financials	Financials	Eliminations	Consolidated

Cash flows from operating activities
Net loss	$(136,112)	$(80,795)	$80,795	$(136,112)
Income from discontinued operations	-	111	-	111
Net loss from continuing operations	(136,112)	(80,684)	80,795	(136,001)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Cumulative effect of change in accounting	-	(2,600)	-	(2,600)
Accretion of discounted debt	4,608	-	-	4,608
Amortization of financing costs	2,333	-	-	2,333
Non-cash stock based compensation expense	8,913	-	-	8,913
Gain on sale of assets	-	(2,536)	-	(2,536)
Depreciation and amortization	-	190,322	-	190,322
Tax provision charged against intangibles	809	-	-	809
Provision for losses on accounts receivable	-	9,516	-	9,516
Equity in income of consolidated entities	80,795	-	(80,795)	-
Payment of deferred reorganization costs	(21,644)	-	-	(21,644)
Impairments, exit costs and restructurings	-	8,264	-	8,264
	(60,298)	122,282	-	61,984

Net change in certain assets, net of business acquisitions
Accounts receivable and unbilled revenues	-	(6,003)	-	(6,003)
Accounts payable	-	(6,237)	-	(6,237)
Accrued expenses	-	8,168	-	8,168
Accounts receivable for related parties	103,968	(103,968)	-	-
Unearned revenue, advanced billing and customer deposits	-	(880)	-	(880)
Other	-	3,155	-	3,155
Net cash provided by continuing operations	43,670	16,517	-	60,187

Cash provided by discontinued operations	-	239	-	239
Net cash provided by operating activities	43,670	16,756	-	60,426

Cash flows from investing activities:
Additions to property, plant and equipment	-	(89,340)	-	(89,340)
(Increase) decrease in short-term investments	-	(21,559)	-	(21,559)
Investment in unconsolidated joint venture	(2,244)	-	-	(2,244)
Proceeds from sale of assets	-	6,259	-	6,259
Decrease (increase) in investments restricted for debt service	9,020	-	-	9,020
Net cash provided by (used in) continuing operations	6,776	(104,640)	-	(97,864)

Cash used in discontinued operations	-	(10)	-	(10)

Net cash provided by (used in) investing activities	6,776	(104,650)	-	(97,874)

Cash flows from financing activities:
Repayment of long-term debt	(5,522)	-	-	(5,522)
Repayment of capital lease obligations	-	(558)	-	(558)
Payments made for debt financing costs	-	(515)	-	(515)
Proceeds from exercise of options	1,410	-	-	1,410
Net cash used in financing activities	(4,112)	(1,073)	-	(5,185)

Net increase (decrease) in cash and cash equivalents	46,334	(88,967)	-	(42,633)
Cash and cash equivalents at beginning of year	779	112,760	-	113,539

Cash and cash equivalents at end of year	$47,113	$23,793	$-	$70,906

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the period December 21, 2004 through December 31, 2004
(Dollars in Thousands)

	Successor

	NonGuarantor	Guarantor
	Financials	Financials	Eliminations	Consolidated

Revenues	$-	$16,372	$-	$16,372

Costs and expenses:
Direct expenses	-	5,958	-	5,958
Selling, general and administrative	-	7,996	-	7,996
Depreciation and amortization	-	5,218	-	5,218

Operating loss	-	(2,800)	-	(2,800)
Interest expense	888	-	-	888

Loss from continuing operations before reorganization items and income taxes	(888)	(2,800)	-	(3,688)

Loss from continuing operations before equity in unconsolidated entities	(888)	(2,800)	-	(3,688)
Equity in income (loss) of consolidated entities	(2,800)	-	2,800	-

Net Loss from continuing operations	(3,688)	(2,800)	2,800	(3,688)

Net loss	$(3,688)	$(2,800)	$2,800	$(3,688)

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the period January 1, 2004 through December 20, 2004
(Dollars in Thousands)

	Predecessor

	NonGuarantor	Guarantor
	Financials	Financials	Eliminations	Consolidated

Revenues	$-	$470,459	$-	$470,459

Costs and expenses:
Direct expenses	-	172,188	-	172,188
Selling, general and administrative	2,168	235,830	-	237,998
Non-cash stock based compensation	4,316	98	-	4,414
Impairments, exit costs and restructurings	-	(7,674)	-	(7,674)
Depreciation and amortization	-	231,734	-	231,734

Operating loss	(6,484)	(161,717)	-	(168,201)
Investment income	6	2,936	-	2,942
Interest expense	96,688	14	-	96,702
Gain (loss) on sale of assets	-	1,875	-	1,875
Other income (expense), net	(105)	(190)	-	(295)

Loss from continuing operations before reorganization items and income taxes	(103,271)	(157,110)	-	(260,381)
Reorganization items, net	(84,882)	(7,672)	-	(92,554)
Gain on liabilities subject to compromise and restructuring	1,189,304	(23,277)	-	1,166,027
Gain from fresh start adjustments	-	173,178	-	173,178
Income tax expense (benefit)	(114)	-	-	(114)

Loss from continuing operations before equity in unconsolidated entities	1,001,265	(14,881)	-	986,384
Equity in income (loss) of unconsolidated entities	-	11,267	-	11,267
Equity in income (loss) of consolidated entities	87,170	-	(87,170)	-
Impairment of unconsolidated entities	(25,689)	-	-	(25,689)

Net Loss from continuing operations	1,062,746	(3,614)	(87,170)	971,962
Income from discontinued operations, net of tax of $0 and $0	-	90,784	-	90,784

Net loss	1,062,746	87,170	(87,170)	1,062,746
Preferred dividend and accretion requirements	52,902	-	-	52,902

Net loss to common stockholders	1,009,844	87,170	(87,170)	1,009,844

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2004
(Dollars in Thousands)

	Successor

	NonGuarantor	Guarantor
	Financials	Financials	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$779	$112,760	$-	$113,539
Short-term investments	-	50,425	-	50,425
Accounts receivable, net of reserve	-	52,618	-	52,618
Unbilled revenues	-	792	-	792
Interest receivable	-	755	-	755
Prepayments and other current assets	450	21,923	-	22,373
Short-term restricted investments	-	1,525	-	1,525

Total current assets	1,229	240,798	-	242,027

Property, plant and equipment, net	-	793,691	-	793,691
Investments in consolidated entities	1,208,241	178,000	(1,208,241)	178,000
Intangible assets, net of accumulated	-	141,786	-	141,786
Long-term restricted investments	-	25,063	-	25,063
Deferred charges and other assets	16,094	3,849	-	19,943

Total assets	$1,225,564	$1,383,187	$(1,208,241)	$1,400,510

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2004
(Dollars in Thousands)
(continued)

	Successor

	NonGuarantor	Guarantor
	Financials	Financials	Eliminations	Consolidated

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of capital lease obligations	$-	$558	$-	$558
Current maturities of long-term debt	3,300	-	-	3,300
Accounts payable	6,899	22,864	-	29,763
Advance billings and customer deposits	-	37,082	-	37,082
Accrued expenses	1,215	35,115	-	36,330
Accrued interest	837	-	-	837
Accrued cost of sales	-	32,301	-	32,301
Accrued exit costs	-	2,340	-	2,340
Accrued employee compensation and related expenses	694	14,010	-	14,704
Deferred reorganization costs	21,450	194	-	21,644
Current liabilities of discontinued operations	-	1,082	-	1,082

Total current liabilities	34,395	145,546	-	179,941

Long term debt and capital lease obligations	486,247	3,463	-	489,710
Other deferred credits	-	25,937	-	25,937

Total liabilities	520,642	174,946	-	695,588

Sockholders' equity:
Common stock	319	4	(4)	319
Committed common stock	41	-	-	41
Committed capital in excess of par	131,355	-	-	131,355
Additional paid-in-capital	576,895	1,208,974	(1,208,974)	576,895
Accumulated deficit	(3,688)	(737)	737	(3,688)
Total stockholders' equity (deficit)	704,922	1,208,241	(1,208,241)	704,922
Total liabilities and stockholders' equity	$1,225,564	$1,383,187	$(1,208,241)	$1,400,510

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the period December 21, 2004 through December 31, 2004
(Dollars in Thousands)

	Successor

	NonGuarantor	Guarantor
	Financials	Financials	Eliminations	Consolidated

Cash flows from operating activities
Net loss	$(3,688)	$(2,800)	$2,800	$(3,688)
Net loss from continuing operations	(3,688)	(2,800)	2,800	(3,688)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	-	5,218	-	5,218
Provision for losses on accounts receivable	-	342	-	342
Equity in income of consolidated entities	2,800	-	(2,800)	-
	(888)	2,760	-	1,872

Accounts receivable and unbilled revenues	-	(914)	-	(914)
Accounts payable	-	(20,594)	-	(20,594)
Accrued expenses	-	5,842	-	5,842
Accounts receivable from related parties	-	15,469	-	15,469
Accounts payable to related parties	-	(15,469)	-	(15,469)
Guarantor/nonguarantor interco	(187)	187	-	-
Other	1,075	-	-	1,075

Net cash used in continuing operations	-	(12,719)	-	(12,719)

Net cash used in operating activities	-	(12,719)	-	(12,719)

Cash flows from investing activities:
Acquisition of Starpower, net of cash acquired	-	(14,933)	-	(14,933)
Decrease (increase) in investments restricted for debt service	-	4,634	-	4,634
Net cash used in investing activities	-	(10,299)	-	(10,299)

Cash flows from financing activities:
Net cash used in financing activities	-	-	-	-

Net decrease in cash and cash equivalents	-	(23,018)	-	(23,018)
Cash and cash equivalents at beginning of period	779	135,778	-	136,557

Cash and cash equivalents at end of period	$779	$112,760	$-	$113,539

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the period January 1, 2004 through December 20, 2004
(Dollars in Thousands)

	Revised Predecessor

	NonGuarantor	Guarantor
	Financials	Financials	Eliminations	Consolidated

Cash flows from operating activities
Net loss	$1,062,746	$(3,614)	$3,614	$1,062,746
Income from discontinued operations	-	(2,204)	-	(2,204)
Gain on sale of discontinued operation	-	(88,580)	-	(88,580)
Net income (loss) from continuing operations	1,062,746	(94,398)	3,614	971,962
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Accretion of discounted debt	4,541	-	-	4,541
Amortization of financing costs	9,511	-	-	9,511
Non-cash stock based compensation expense	4,316	97	-	4,413
Gain on sale of assets	-	(1,651)	-	(1,651)
Debt Issuance costs	18,076	-	-	18,076
Gain on settlement of lease obligation	(14,525)	-	-	(14,525)
Noncash fresh start adjustments	(173,178)	-	-	(173,178)
Gain on settlement of liabilities subject to comprominse	(1,166,027)	-	-	(1,166,027)
Depreciation and amortization	-	231,734	-	231,734
Deferred income taxes, net	-	(934)	-	(934)
Provision for losses on accounts receivable	-	8,617	-	8,617
Equity in income of consolidated entities	3,614	-	(3,614)	-
Equity in income of unconsolidated entities	-	(11,267)	-	(11,267)
Impairment in unconsolidated entity	25,689	-	-	25,689
Impairments, exit costs and restructurings	-	6,851	-	6,851
	(225,237)	139,049	-	(86,188)

Accounts receivable and unbilled revenues	-	(10,700)	-	(10,700)
Accounts payable	-	29,513	-	29,513
Accrued expenses	-	36,945	-	36,945
Accounts receivable from related parties	-	3,378	-	3,378
Accounts payable to related parties	-	1,803	-	1,803
Unearned revenue, advanced billings	-	1,310	-	1,310
Guarantor/nonguarantor intercompany	299,424	(299,424)	-	-
Other	(12,207)	-	-	(12,207)

Net cash provided by (used in) continuing operations	61,980	(98,126)	-	(36,146)

Cash provided by discontinued operations	2,012	-	-	2,012
Net provided by (used in) cash operating activities	63,992	(98,126)	-	(34,134)

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the period January 1, 2004 through December 20, 2004
(Dollars in Thousands)
(continued)

	Revised Predecessor

	NonGuarantor	Guarantor
	Financials	Financials	Eliminations	Consolidated

Cash flows from investing activities:
Additions to property, plant and equipment	$-	$(52,294)	$-	$(52,294)
(Increase) decrease in short-term investments	-	(50,425)	-	(50,425)
Proceeds from sale of assets	-	391	-	391

Decrease (increase) in investments restricted for debt service	-	203,160	-	203,160
Refund of sales tax on capital equipment	-	1,077	-	1,077
Net cash provided by continuing operations	-	101,909	-	101,909

Proceeds from sale of discontinued operations	-	118,061	-	118,061
Net cash provided by investing activities	-	219,970	-	219,970

Cash flows from financing activities:
Repayment of long-term debt	(395,367)	-	-	(395,367)
Change in term loans	(111,377)	-	-	(111,377)
Repayment of capital lease obligations	-	(3,715)	-	(3,715)
Payments made for debt financing costs	(12,215)	-	-	(12,215)
Proceeds from the issuance of long-term debt	455,000	-	-	455,000
Net cash used in financing activities	(63,959)	(3,715)	-	(67,674)

Net increase in cash and cash equivalents	33	118,129	-	118,162
Cash and cash equivalents at beginning of period	746	17,649	-	18,395

Cash and cash equivalents at end of period	$779	$135,778	$-	$136,557

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the year ended December 31, 2003
(Dollars in Thousands)

	Predecessor

	NonGuarantor	Guarantor
	Financials	Financials	Eliminations	Consolidated

Revenues	$-	$484,854	$-	$484,854

Costs and expenses:
Direct expenses	-	174,260	-	174,260
Selling, general and administrative	113	308,038	-	308,151
Non-cash stock based compensation	4,264	428	-	4,692
Impairments, exit costs and restructurings	-	167,241	-	167,241
Depreciation and amortization	-	197,267	-	197,267

Operating loss	(4,377)	(362,380)	-	(366,757)
Investment income	4	6,256	-	6,260
Interest expense	180,636	(430)	-	180,206
Gain on early extinguishment of debt	45,556	-	-	45,556
Other income (expense) net	(1,232)	9,433	-	8,201

Loss from continuing operations before reorganization items and income taxes	(140,685)	(346,261)	-	(486,946)
Income tax expense (benefit)	118,554	(117,283)	-	1,271

Loss from continuing operations before equity in unconsolidated entities	(259,239)	(228,978)	-	(488,217)
Equity in income (loss) of unconsolidated entities	-	23,470	-	23,470
Equity in income (loss) of consolidated entities	(66,462)	(35,000)	66,462	(35,000)

Net loss from continuing operations	(325,701)	(240,508)	66,462	(499,747)
Income from discontinued operations, net of tax	-	174,046	-	174,046

Net loss	(325,701)	(66,462)	66,462	(325,701)
Preferred dividend and accretion requirements	-	173,392	-	173,392

Net loss to common stockholders	$(325,701)	$(239,854)	$66,462	$(499,093)

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the year ended December 31, 2003
(Dollars in Thousands)

	Revised Predecessor

	NonGuarantor	Guarantor
	Financials	Financials	Eliminations	Consolidated

Cash flows from operating activities
Net loss	$(325,701)	$(66,462)	$66,462	$(325,701)
Income from discontinued operations	-	(10,362)	-	(10,362)
Gain on sale of discontinued operation	-	(163,684)	-	(163,684)
Net loss from continuing operations	(325,701)	(240,508)	66,462	(499,747)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Accretion of discounted debt	14,370	-	-	14,370
Amortization of financing costs	15,762	-	-	15,762
Non-cash stock based compensation expense	4,692	-	-	4,692
Gain on sale of assets	-	(8,386)	-	(8,386)
Gain on early extinguishment of debt	(45,556)	-	-	(45,556)
Depreciation and amortization	-	197,267	-	197,267
Provision for losses on accounts receivable	-	12,335	-	12,335
Equity in income of unconsolidated entities	-	(23,470)	-	(23,470)
Equity in income of consolidated entities	66,462	35,000	(66,462)	35,000
Impairments, exit costs and restructurings	-	167,241	-	167,241
	(269,971)	139,479	-	(130,492)

Net change in certain assets, net of business acquisitions
Accounts receivable and unbilled revenues	-	(2,931)	-	(2,931)
Accounts payable	-	(4,579)	-	(4,579)
Accrued expenses	-	(9,043)	-	(9,043)
Accounts receivable for related parties	-	(3,261)	-	(3,261)
Accounts payable to related parties	522,159	(532,276)	-	(10,117)
Unearned revenue, advanced billing and customer deposits	-	135	-	135
Other	-	(13,049)	-	(13,049)
Net cash provided by (used in) continuing operations	252,188	(425,525)	-	(173,337)

Cash provided by discontinued operations	-	3,087	-	3,087
Net cash (provided by) used in operating activities	$252,188	$(422,438)	$-	$(170,250)

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the year ended December 31, 2003
(Dollars in Thousands)
(continued)

	Revised Predecessor

	NonGuarantor	Guarantor
	Financials	Financials	Eliminations	Consolidated

Cash flows from investing activities:
Additions to property, plant and equipment	$-	$(87,481)	$-	$(87,481)
Acquisition of starpower, net of cash acquired	-	227,641	-	227,641
(Increase) decrease in short-term investments	-	(2,000)	-	(2,000)
Investment in unconsolidated joint venture	-	7,750	-	7,750
Proceeds from sale of assets	-	17,408	-	17,408
Decrease (increase) in investments restricted for debt service	(199,285)	-	-	(199,285)
Net cash provided by (used in) continuing operations	(199,285)	163,318	-	(35,967)

Proceeds from sale of discontinued operations	-	239,644	-	239,644
Cash used in discontinued operations	-	(8,813)	-	(8,813)

Net cash provided by (used in) investing activities	(199,285)	394,149	-	194,864

Cash flows from financing activities:
Repayment of long-term debt	(68,000)	-	-	(68,000)
Repayment of capital lease obligations	-	(2,590)	-	(2,590)
Proceeds from exercise of options	53	-	-	53
Payments made for debt financing costs	(12,853)	-	-	(12,853)
Proceeds from the issuance of long-term debt	27,806	-	-	27,806
Net cash used in financing activities	(52,994)	(2,590)	-	(55,584)

Net decrease in cash and cash equivalents	(91)	(30,879)	-	(30,970)
Cash and cash equivalents at beginning of period	779	48,586	-	49,365

Cash and cash equivalents at end of period	$688	$17,707	$-	$18,395

27.	ACQUISITION

In December 2005, RCN signed a definitive agreement to purchase Consolidated Edison Communications Holding Company, Inc. (“CEC”), the telecommunications subsidiary of Consolidated Edison, Inc., for $32 million plus an esetimated $6-7 million in working capital and capital expenditure adjustments, to be funded with cash on hand. RCN expects the acquisition to close by the end of March 2006.

28.	SUBSEQUENT EVENTS

On March 6, 2006, RCN entered into an agreement to sell its investments in Megacable and MCM to the investors who currently own the remaining 51% of these entities for net after-tax proceeds of $300.0 million in cash. The transaction is expected to close by the end of March, 2006, after the necessary regulatory approval documents are filed. The proceeds from this sale will be used to pay down debt, as required under our various debt agreements

SCHEDULE II

RCN CORPORATION
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
(THOUSANDS OF DOLLARS)

Column A	Column B	Column C		Column D	Column E

		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expense	Charged to Other Accounts	Accounts Written Off	Balance at End of Period

Allowance for Doubtful Accounts—
Deducted from Accounts Receivable in the Consolidated
Balance Sheets
2005 Successor	$4,568	$9,516	$1,168	$11,587	$3,665
2004 Successor December 21, 2004 - December 31, 2004	$3,606	$342	$620	$-	$4,568
2004 Predecessor January 1, 2004 - December 20, 2004	$5,923	$8,617	$2,360	$13,294	$3,606
2003 Predecessor	$10,653	$12,335	$848	$17,913	$5,923

Exhibits

10.24	Separation Agreement between RCN Corporation and Patrick T. Hogan, dated as of June 30, 2005.
10.28	Separation Agreement between RCN Corporation and Stephen A. Bogiages, dated as of December 22, 2005.
10.29	Amended Form Non-Qualified Option Agreement.
10.30	Amended Form Incentive Stock Option Agreement.
10.33	Stock Purchase Agreement between RCN Corporation and Consolidated Edison, Inc., dated as of December 5, 2005.
10.35
Settlement Agreement, dated March 6, 2006, entered into by and among RCN International Holdings, Inc., Teleholding, S.A. de C.V., Mega Cable, S.A. de C.V., MCM Holding, S.A. de C.V. and the Private Shareholders listed therein.

23.1	Consent of Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Friedman LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
___________________
*
This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.