Form 10-K/A
period 2005-12-31
RCN CORP /DE/
filed 2006-04-10
CIK 1041858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

RCN Corporation (“RCN”) is filing this Amendment No. 1 to Form 10-K (“Amendment No. 1”) to correct the omission of a required disclosure, to correct several typographical errors and to remove a sentence inadvertently included in Item 9B of Part I in its Annual Report on Form 10-K for the year ended December 31, 2005, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2006. The purpose of this amendment is to add the schedule of maturities of long-term debt required by Generally Accepted Accounting Principles (“GAAP”) that was inadvertently omitted from Note 16 to the Consolidated Financial Statements and to correct the following typographical errors in the column headings on the Consolidated Statements of Operations for the year ended December 31, 2005 and for the period from December 21, 2004 through December 31, 2004 (Successor), and for the period January 1, 2004 through December 20, 2004 (Predecessor) and for the year ended December 31, 2003(Predecessor):

•	In the first column, replace the word “period” with the word “year.”

•	In the second column, replace the word “year” with the words “period from.”

•	In the third column, replace the word “ended” with the word “from.”

In addition, the following sentence is deleted in its entirety from Item 9B of Part I - Other Information - “RCN has amended outstanding restricted stock awards made to its outside directors to (i) permit transfers of shares to entities in which a director is a shareholder, partner or member so long as the director retains sole power over the voting, tendering and disposition of the shares and (ii) clarify that the requirement that the director continue to hold 50% of all vested granted shares for so long as he or she serves as an RCN director is determined on a net-after tax basis.  An amended form of Director Restricted Stock Agreement is attached as Exhibit 10.31 to this Annual Report”

On March 23, 2006 RCN reached an agreement to sell its 48.93% interests in Megacable, S.A. de C.V. (“Megacable”) and Megacable Communicaciones de Mexico S.A. (“MCM”) to Teleholding, S.A. de C.V. (“Teleholding”), a Mexican entity comprised of the majority shareholders of Megacable and MCM for net after-tax proceeds of approximately $300 million. RCN will apply the sale’s after-tax proceeds of $300 million to repay debt as required under its various debt agreements.

On April 7, 2006, RCN Corporation (“RCN”) established the RCN Corporation Change of Control Severance Plan.

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

Date: April 10, 2006	RCN Corporation

	By:	/s/ PETER D. AQUINO
Peter D. Aquino President and Chief Executive Officer

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

10.36+	Employment Letter by and between RCN Corporation and Benjamin R. Preston dated April 5, 2006 (incorporated by reference to Exhibit 99.2 of RCN’s Current Report on Form 8-K, filed on April 5, 2006.)

10.37*+	RCN Corporation Change of Control Severance Plan dated April 7, 2006.

21	Subsidiaries of Registrant (incorporated by reference to Exhibit 21 of RCN’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 001-16805))

23.1*	Consent of Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm

23.2*	Consent of Friedman LLP, Independent Registered Public Accounting Firm

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

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Data)

	Successor	Successor	Predecessor	Predecessor
	For the year ended December 31, 2005	For the period from December 21 to December 31, 2004	For the period from January 1 to December 20, 2004	For the year ended December 31, 2003

Revenues	$560,964	$16,372	$470,459	$484,854
Costs and expenses:
Direct expenses	196,832	5,958	172,188	174,260
Selling, general and administrative (exclusive of stock-based compensation shown seperately below)	275,994	7,996	237,998	308,151
Non-cash stock-based compensation	8,913	-	4,414	4,692
Impairments, exit costs and restructuring	5,245	-	(7,674)	167,241
Depreciation and amortization	190,322	5,218	231,734	197,267

Operating loss	(116,342)	(2,800)	(168,201)	(366,757)
Investment income	5,648	-	2,942	6,260
Interest expense	42,333	888	96,702	180,206
Gain on sale of assets	2,536	-	1,875	7,130
Gain on the early extinuishment of debt	-	-	-	45,556
Other income (expense), net	1,556	-	(295)	1,071

Loss from continuing operations before reorganization items, income taxes and equity in income (loss) of unconsolidated entities	(148,935)	(3,688)	(260,381)	(486,946)
Reorganization (expense) income, net	11,113	-	(92,554)	-
Gain on settlement of liabilities subject to compromise and restructuring	-	-	1,166,027	-
Gain from "Fresh Start" adjustments	-	-	173,178	-
Income tax expense (benefit)	779	-	(114)	1,271

Income (loss) from continuing operations before equity in unconsolidated entities	(138,601)	(3,688)	986,384	(488,217)
Equity in income (loss) of unconsolidated entities	-	-	11,267	23,470
Impairment of unconsolidated entities	-	-	(25,689)	(35,000)

Net income (loss) from continuing operations	(138,601)	(3,688)	971,962	(499,747)
Income (loss) from discontinued operations, net of tax	(111)	-	2,204	10,362
Gain on sale of discontinued operations, net of tax	-	-	88,580	163,684

Net income (loss) before cumulative effect of change in accounting principle and preferred dividend and accretion requirements	(138,712)	(3,688)	1,062,746	(325,701)
Cumulative effect on prior years of retroactive application of a change in accounting for legal fees, net of tax	2,600	-	-	-

Net income (loss) before preferred dividend and accretion requirements	(136,112)	(3,688)	1,062,746	(325,701)

Preferred dividend and accretion requirements	-	-	52,902	173,392

Net income (loss) attributable to common stockholders	$(136,112)	$(3,688)	$1,009,844	$(499,093)

Net income (loss) per common share
Basic:
Continuing Operations	$(3.85)	$(0.10)	$8.33	$(6.07)
Discontinued Operations	-	-	0.82	1.57
Net Income/(loss) before cumulative effect of change in accounting principle	$(3.85)	$(0.10)	$9.15	$(4.50)
Cumulative effect of change in accounting for legal fees	0.07	-	-	-
Net income (loss) attributable to common stockholders	$(3.78)	$(0.10)	$9.15	$(4.50)

Diluted:
Continuing Operations	$(3.85)	$(0.10)	$6.77	$(6.07)
Discontinued Operations	-	-	0.63	1.57
Net Income/(loss) before cumulative effect of change in accounting principle	$(3.85)	$(0.10)	$7.40	$(4.50)
Cumulative effect of change in accounting for legal fees	0.07	-	-	-
Net income (loss) attributable to common stockholders	$(3.78)	$(0.10)	$7.40	$(4.50)
Weighted Average Shares Outstanding:

Basic	36,040,165	36,020,850	110,294,169	110,877,797

Diluted	36,040,165	36,020,850	143,519,490	110,877,797

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

Contractual maturities of long-term debt including capital leases over the next 5 years are as follows:

(dollars in thousands)
Contractual Maturities	Amount
2006	$3,648
2007	3,415
2008	3,430
2009	3,446
2010	3,464
Thereafter	474,694

Total	$492,097

Less current portion	3,648

$488,449

17.	REORGANIZATION EXPENSES

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

10.37	RCN Corporation Change of Control Severance Plan dated April 7, 2006.
23.1	Consent of Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Friedman LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
___________________
*
This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.