Form 10-Q
period 2006-03-31
RCN CORP /DE/
filed 2006-05-10
CIK 1041858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

*	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-16805

RCN Corporation

(Exact name of registrant as specified in charter)

Delaware	22-3498533
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

196 Van Buren Street, Herndon, Virginia	20170
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 434-8200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒  No  *

The number of shares of the Registrant’s common stock, par value of $0.01 per share, outstanding and committed at May 8, 2006 was 36,825,956, which includes 625,976 shares of common stock issued pursuant to RCN’s Plan of Reorganization but reserved pending the resolution of certain disputed claims arising out of RCN’s bankruptcy proceeding.

RCN CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the three months ended March 31, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	For the three months Ended March 31,

	2006	2005

Revenues	$143,611	$140,809
Costs and expenses:
Direct expenses	49,936	51,048
Selling, general and administrative (including stock based compensation of $5,159 and $0)	71,696	66,605
Impairments, exit costs and restructuring	1,223	2,576
Depreciation and amortization	50,849	45,759

Operating loss	(30,093)	(25,179)

Investment income	1,757	1,163
Interest expense	(11,105)	(10,233)
Gain on sale of investment in unconsolidated entity	125,377
Gain (loss) on sale of assets	(1,457)	1,483
Loss on early extinguishment of debt	(16,068)	-
Other income, net	15	1,087

Income (loss) from continuing operations before income taxes	68,426	(31,679)
Income tax expense	7,467	379

Income (loss) from continuing operations	60,959	(32,058)
Income from discontinued operations, net of tax	2	55

Net income (loss) before cumulative effect of change in accounting principle	60,961	(32,003)
Cumulative effect on prior years of retroactive application of a change in accounting for legal fees, net of tax	-	2,600

Net income (loss)	$60,961	$(29,403)

Net income (loss) per share
Basic:
Net income (loss) before cumulative effect of change in accounting principle	$1.68	$(0.89)
Cumulative effect on prior years of retroactive application of a change in accounting for legal fees, net of tax	-	0.07
Basic earnings (loss) per share	1.68	(0.82)

Diluted
Net income (loss) before cumulative effect of change in accounting principle	$1.52	$(0.89)
Cumulative effect on prior years of retroactive application of a change in accounting for legal fees, net of tax	-	0.07
Diluted earnings (loss) per share	$1.52	$(0.82)

Weighted Average Shares Outstanding:
Basic	36,214,073	36,020,850

Diluted	42,602,288	36,020,850

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share and Per Share Data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$32,713	$70,906
Short-term investments	65,625	72,111
Accounts receivable, net of allowance for doubtful accounts of $4,236 and $3,665	47,241	49,242
Unbilled revenues	821	655
Interest receivable	705	390
Prepayments and other current assets	13,337	13,603

Total current assets	160,442	206,907

Property, plant and equipment, net of accumulated depreciation of $220,221 and $175,215	672,973	705,908
Investment in unconsolidated entity	-	184,896
Investment in acquisition	39,731	-
Intangible assets, net of accumulated amortization of $24,363 and $19,743	113,525	118,145
Long-term restricted investments	17,012	17,568
Deferred charges and other assets	8,958	20,516

Total assets	$1,012,641	$1,253,940

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

 RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share and Per Share Data)
(Continued)

	March 31, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of capital lease obligations	$128	$370
Current maturities of long-term debt	432	3,278
Accounts payable	21,683	24,153
Advance billings and customer deposits	37,720	36,202
Accrued expenses	20,388	25,656
Accrued interest	2,022	4,942
Accrued direct expenses	44,106	42,287
Accrued exit costs	3,100	3,106
Accrued employee compensation and related expenses	14,652	17,365
Current liabilities of discontinued operations	1,395	1,422

Total current liabilities	145,626	158,781

Long-term debt and capital lease obligations, less current maturities	202,304	488,449
Other long-term liabilities	43,583	43,808

Total liabilities	391,513	691,038

Commitments and contingencies

Stockholders' Equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 36,825,956 and 36,825,941 shares issued and outstanding	362	360
Committed stock, par value $0.01, 625,976 and 797,938 shares committed	6	8
Committed capital in excess of par	24,399	25,549
Additional paid-in-capital	676,071	669,762
Treasury stock, 39,514 shares at cost	(947)	-
Accumulated deficit	(78,840)	(139,800)
Accumulated other comprehensive income	77	7,023

Total stockholders' equity	621,128	562,902

Total liabilities and stockholders' equity	$1,012,641	$1,253,940

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCN Corporation and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(Dollars in Thousands)
(Unaudited)

	For the three months ended March 31,

	2006	2005

Cash flows from operating activities:
Net Income (loss)	$60,959	$(29,403)
Income (loss) from discontinued operations, net of tax	2	(55)
Cumulative effect of a change in accounting for legal fees	-	(2,600)

Net income (loss) from continuing operations	60,961	(32,058)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on early extinguishment of debt	16,068	-
Accretion of discounted debt	1,224	1,095
Amortization of deferred financing costs	577	567
Non-cash stock based compensation	5,160	-
Gain on sale of investment in unconsolidated entity	(125,377)	-
Loss (gain) on sale of assets	1,489	(1,483)
Depreciation and amortization	50,849	45,759
Provision for doubtful accounts	3,094	2,215
Non-cash impairments, exit costs and restructuring	1,223	2,576

	15,268	18,671

Net change in certain assets and liabilities, net of business acquisitions
Accounts receivable and unbilled revenues	(1,258)	2,238
Accounts payable	(2,470)	(7,592)
Accrued expenses	(13,172)	(7,724)
Unearned revenue, advanced billing and customer deposits	1,518	-
Unrealized appreciation (depreciation) on investments	(50)	76
Other	(2,294)	10,254

	(17,726)	(2,748)

Net cash provided by (used in) continuing operations	(2,458)	15,923

Cash used in discontinued operations	(27)	(273)

Net cash provided by (used in) operating activities	(2,485)	15,650

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCN Corporation and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(Dollars in thousands)
(Unaudited)
(Continued)

	For the three months ended March 31,

	2006	2005
Cash flows from investing activities:
Additions to property, plant and equipment	$(15,555)	$(11,330)
Investment in acquisition	(37,487)	-
Decrease in short-term investments	6,436	89,863
Proceeds from sale of assets	84	1,437
Proceeds from sale of investment in unconsolidated entity	307,467	-
Decrease in investments restricted for debt service	555	1,383

Net cash provided by investing activities	261,500	81,353

Cash flows from financing activities:
Repayment of long-term debt	(290,180)	(825)
Premium on repayment of long-term debt	(5,804)	-
Payments of capital lease obligations	(277)	(156)
Purchase of treasury stock	(947)	-

Net cash used in financing activities	(297,208)	(981)

Net increase (decrease) in cash and cash equivalents	(38,193)	96,022
Cash and cash equivalents at beginning of period	70,906	54,351

Cash and cash equivalents at end of period	$32,713	$150,373

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$12,190	$6,271

Income taxes	7,467	-

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCN CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

RCN’s primary business is delivering video programming (including digital cable and high definition television), data services (including cable modem, high-speed and dial-up Internet access), and local and long distance telephone services, primarily to residential customers over a broadband network in the Boston, New York, eastern Pennsylvania, Chicago, San Francisco, Washington D.C. and Los Angeles markets.

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

In the opinion of RCN’s management, the unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s amended Annual Report on Form 10-K for the year ended December 31, 2005, filed on April 10, 2006.

Bankruptcy

On December 21, 2004 RCN emerged from Bankruptcy (the “Effective Date”) and adopted “fresh start” accounting in accordance with the American Institute of Certified Public Accountants Statement of Position No. 90-7, “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). “Fresh start” accounting required RCN to re-value its assets and liabilities based upon their estimated fair values. Adopting “fresh start” accounting resulted in material adjustments to the historical carrying amount of RCN’s assets and liabilities. Reorganization adjustments were recorded to the consolidated balance sheet to reflect the discharge of debt and other obligations and the adoption of “fresh start” reporting. RCN, with the help of its advisors, determined the reorganization value as defined in SOP 90-7. The reorganization value of RCN was allocated to its assets in conformity with the procedures specified by SFAS No. 141, “Business Combination.” (“SFAS 141.”)

Change in Accounting for Legal Fees

During the first quarter of 2005, the Company changed its method of accounting for legal fees related to legal actions directed against it. RCN previously accrued anticipated legal fees for these actions based on an estimate of fees that would be incurred if these actions were believed to require outside legal services. Management of the Company recognizes that there is a diversity of practice for accounting for legal fees and there is no clear preference for one method over another expressed in any authoritative accounting literature. Management believes that estimating fees for legal matters that can have many possible outcomes is inherently difficult and therefore believes it is preferable to accrue legal fees when the work is performed, consistent with the Company’s accounting for all other services. Management further believes this treatment is consistent with the definition of a liability in Financial Accounting Standards Concept Statement No. 6. In accordance with Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” (“APB 20”), the Company recorded the cumulative amount of the change in the three months ended March 31, 2005, resulting in a reversal of $2.6 million of expense recorded in previous periods. This change resulted in a decrease in net loss of $2.6 million or $0.07 per share for the year ended December 31, 2005. Management discussed this change with RCN’s independent registered public accounting firm, who concurred with this change.

Revisions and Reclassifications

RCN has revised its statements of cash flows for the three months ended March 31, 2005 to separately disclose the operating, investing and financing portions of cash flows attributable to the Company’s discontinued operations. RCN had previously reported these amounts on a combined basis. Certain other reclassifications have been made to the prior period financial statements to conform to the current period presentation.

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

Recently Issued Accounting Pronouncements

SFAS No. 155

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our consolidated financial condition or results of operations.

SFAS No. 156

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our consolidated financial condition or results of operations.

2.	SALE OF INVESTMENT IN UNCONSOLIDATED ENTITY

RCN previously owned 48.93% interests in both Megacable, S.A. de C.V. (“Megacable”), a cable television and high-speed data services provider in certain portions of Mexico, and Megacable Communicaciones de Mexico S.A. (“MCM”), a provider of local voice and high-speed data services in Mexico City. On March 23, 2006, RCN sold its interests in Megacable and MCM to Teleholding, S.A. de C.V. (“Teleholding”), a Mexican entity comprised of the majority shareholders of Megacable and MCM for net after tax proceeds of $300 million, resulting in a gain of $125.4 million. RCN applied the proceeds to pay down debt as required under its various debt agreements.

3.	BUSINESS COMBINATIONS

In December 2005, RCN signed a definitive agreement to purchase Consolidated Edison Communications Holding Company, Inc. (“CEC”), the telecommunications subsidiary of Consolidated Edison, Inc and paid a deposit of $2 million. The transaction closed on March 17, 2006, and on that date RCN paid Con Edison, Inc., the remaining $30 million of the purchase price, plus approximately $7 million in working capital and capital expenditure adjustments. In accordance with SFAS 141, management is determining the fair value of CEC’s assets and liabilities, which it expects to complete in the second quarter. Accordingly, RCN’s investment in CEC is shown as a non-current asset on its condensed consolidated balance sheet for the period ended March 31, 2006, consisting of the purchase price, closing adjustments, and direct costs of the acquisition. A loss of $0.2 million for CEC is included in the condensed consolidated statement of operations reflecting RCN’s estimate of CEC’s activity for the period of March 17 to March 31, 2006.

4.	COMPREHENSIVE INCOME (LOSS)

RCN has three components of comprehensive income (loss): net income (loss), cumulative translation adjustments and unrealized appreciation (depreciation) on investments:

	(Dollars in Thousands)
	Three Months ended, March 31,
	2006	2005

Net income(loss)	$60,961	$(29,403)

Cumulative foreign currency translation loss	(6,896)	(555)
Unrealized appreciation (depreciation) on investments	(50)	76

Comprehensive income (loss)	$54,015	$(29,882)

Prior to March 2006, the Company’s investments in Megacable and MCM were designated in Mexican pesos and accordingly, the Company’s investments were translated into US dollars at the exchange rate in effect on the last day of each reporting period. Any corresponding foreign currency translation gains or losses were then recorded on the balance sheet as a component of accumulated other comprehensive income. Upon the sale of the Company’s interests in Megacable and MCM, all accumulated foreign currency translation losses were reversed against other comprehensive income.

5.	INCOME (LOSS) PER SHARE

On the Effective Date, the Company issued 36,020,850 million shares of new common stock, of which 4,101,806 shares were placed in a reserve to settle disputed claims against RCN that were outstanding as of the date of emergence. As of March 31, 2006, 625,976 shares remained in the reserve and are considered outstanding and included in the computation of basic earnings per share ("EPS"). After all outstanding claims are resolved, and the period for the Bankruptcy Court to reconsider its rulings on RCN’s objections to all claims expires, RCN will distribute the remaining reserved shares to its general unsecured creditors and former bond holders on a pro rata basis.

In accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”) the calculation of basic EPS is computed by dividing the net income by the weighted number of shares of common stock outstanding during the period. The weighted average shares used in the computation of basic EPS were 36,214,073 and 36,020,850 for the three months ended March 31, 2006 and 2005, respectively.

The computation of weighted average shares outstanding for the dilutive EPS calculation includes the number of additional shares of common stock that would be outstanding if all dilutive potential common stock equivalents would have been issued. For the three months ended March 31,2006, shares used in the computation of diluted EPS were 42,467,164. For the three months ended March 31,2005, all potential common stock equivalents would have been antidilutive, so the average weighted common stock for the basic EPS computation is equal to the weighted average common stock for the diluted EPS computation for those periods.

The following table shows the securities outstanding at March 31, 2006 that could potentially dilute basic EPS in the future.

Outstanding at March 31, 2006
Options	3,157,243
Warrants	188,012
Shares issuable upon conversion of convertible debt	4,968,204
Unvested restricted stock	513,865
Total	8,827,324

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations:

	(Dollars in Thousands, except share and per share data) Three Monthes Ended March 31,
	2006	2005

Net income (loss) from continuing operations	$60,959	$(32,058)
Income from discontinued operations, net of tax	2	55
Cumulative effect of a change in accounting for legal fees, net of tax		2,600
Net income (loss)	$60,961	$(29,403)

Interest expense on Convertible Notes	2,319	-

Net income (loss) assuming conversion of convertible notes	$63,280	$(29,403)
Weighted average shares outstanding
Basic	36,214,073	36,020,850

Incremental shares based on conversion of Convertible Notes	4,968,204	-
Incremental shares due to unvested restricted stock grants	123,112	-
Incremental shares due to oustanding in-the-money option grants	296,899	-

Diluted	41,602,288	36,020,850

Basic earnings (loss) per share
Net income (loss) before cumulative effect of change in accounting principle	$1.68	$(0.89)
Cumulative effect on prior years of retroactive application of a change in accounting for legal fees, net of tax	-	0.07

Basic earnings (loss) per share	$1.68	$(0.82)

Diluted earnings (loss) per share
Net income (loss) before cumulative effect of change in accounting principle	$1.52	$(0.89)
Cumulative effect on prior years of retroactive application of a change in accounting for legal fees, net of tax	-	0.07

Diluted earnings (loss) per share	$1.52	$(0.82)

6.	IMPAIRMENTS, EXIT COSTS AND RESTRUCTURING

The total impairments, exit costs and restructuring charges are comprised of the following:

	(Dollars in Thousands)
	Three Months Ended March 31,

	2006	2005

Exit costs for excess facilities	$549	$2,576
Severance and retention	674	-
Total	$1,223	$2,576

The Company continually reviews its facility requirements against lease obligations to identify excess space and opportunities to consolidate, exit or sublease excess facilities. As facilities are vacated, exit costs are recognized in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires the Company to offset the present value of its lease payments for the exited property against estimated sublease rental. When the Company terminates or buys out the lease, the payment is charged against the liability and/or the remaining liability is reversed into income. Changes in assumptions about lease rentals based on market conditions are recognized in income when made. RCN amortizes the liability for these facilities as an offset to rent expense, which is included in selling, general and administrative expense, over the remaining term of the lease. During the three months ended March 31, 2006 the Company exited a facility in Boston and recorded a liability of $0.6 million.

As part of its emergence from bankruptcy, RCN recorded a “fresh start” liability for the excess of cost over fair value on all of its leased facilities. RCN amortizes the liability for these facilities as an offset to rent expense, which is included in selling, general and administrative expense, over the remaining term of the lease. When RCN exits a facility and accrues an exit cost liability, it reverses the remaining “fresh start” reserve established for that property. Similarly, when RCN amends a lease on one of these properties the reserve is reversed into income, as the amended lease is assumed to reflect market rates and terms.

	(Dollars in Thousands)
	Lease Cost/Fair Value Reserve	Exit Costs

Balance, December 31, 2004	$19,005	$2,340
Additional accrued costs	-	8,858
Amortization	(2,541)	(1,950)
Reversals/Settlements	(6,903)	-
Payments	-	(650)

Balance, December 31, 2005	9,561	8,598
Additional accrued costs	-	549
Amortization	(373)	(530)
Reversals/Settlements	(28)	-
Payments	-	-

Balance, March 31, 2006	9,160	8,617

Less current portion	1,466	1,635

	$7,694	$6,982

The current portion of these liabilities is included in accrued exit costs on the balance sheet and the long-term portion is included in other long-term liabilities.

In 2005, the Company announced that it would close its former headquarters facility in Princeton, NJ in April 2006 and move headquarters operations to Herndon, VA. In connection with this transition, which is now complete, the Company incurred approximately $3.1 million in retention, severance, relocation and other expenses, of which $1.9 million was recognized in 2005, and $0.7 million was recognized during the first quarter of 2006. The remaining $0.5 million will be recognized in the second quarter of 2006. All transition and severance benefits accrued as of March 31, 2006 were paid in April 2006.

RCN also announced a reduction in force in December 2005 in conjunction with plans to reduce its operating expenses. The Company recognized $1.1 million of expense in the fourth quarter of 2005 in severance and benefits for the terminated employees, most of which was paid during the three months ended March 31, 2006.

Activity related to these restructuring actions in 2006 is as follows:

Balance, December 31, 2005	$2,813

Costs accrued	674

Payments	(1,370)

Balance, March 31, 2006	$2,097

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at March 31, 2006 and December 31, 2005:

	(Dollars in Thousands)
	March 31, 2006	December 31, 2005

Telecommunications plant	$733,654	$715,883
Computer equipment	49,933	47,774
Buildings, leasehold improvements and land	46,130	44,024
Furniture, fixtures and vehicles	27,294	25,404
Construction materials	19,010	19,546
Construction in process	16,648	27,967
Other	525	525

Total property, plant and equipment	893,194	881,123
Less accumulated depreciation	(220,221)	(175,215)

Property, plant and equipment, net	$672,973	$705,908

Depreciation expense was $46.2 million and $41.0 million for the three months ended March 31, 2006 and 2005, respectively. Property, plant and equipment balances for CEC, which was acquired on March 17, 2006, are included in the Investment in acquisition line of the condensed consolidated balance sheet as of March 31, 2006.

8.	INTANGIBLE ASSETS

Intangible assets consisted of the following at March 31, 2006 and December 31, 2005:

	(Dollars in Thousands)
	Estimated Useful Life	March 31, 2006	December 31, 2005

Trademarks/Tradenames	5 years	$13,753	$13,753
Customer Lists	4 years	63,371	63,371
Franchise Agreements	Indefinite	60,584	60,584
Software	3 years	180	180

		137,888	137,888
Less accumulated amortization		(24,363)	(19,743)

Total intangibles		$113,525	$118,145

The above balances exclude any intangible assets related to CEC, which was acquired on March 17, 2006. The total cost of CEC is included in the Investment in acquisition line of the condensed consolidated balance sheet as of  March 31, 2006.

Expected amortization of intangible assets over the next five years is as follows:

(Dollars in Thousands)
Amount
For the twelve months ending March 31,

2007	18,478
2008	18,462
2009	14,033
2010	1,967
2011	-

Under SFAS 142 “Goodwill and Other Intangible Assets”, goodwill and indefinite-lived intangible assets are no longer amortized, but instead are tested for impairment at least annually. Amortization expense was $4.6 million and $4.7 million for the three months ended March 31, 2006 and 2005, respectively.

As of October 1, 2005, RCN conducted its annual impairment test of its indefinite-lived franchise rights agreements in accordance with SFAS 142. The Company used an income-based approach and discounted the cash flows attributable to its franchise rights to estimate their fair value. The impairment test indicated the franchise rights agreements were not impaired as of October 1, 2005.

9.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations outstanding at March 31, 2006 and December 31, 2005 are as follows:

	(Dollars in Thousands)
	March 31, 2006	December 31, 2005

First-Lien Term Loan	$34,297	$324,478
Second-Lien Term Convertible Notes	125,000	125,000
Third-Lien Term Loan	40,380	39,155
Capital Leases	3,187	3,463

Total	202,864	492,097
Due within one year	560	3,648

Total Long Term Debt	$202,304	$488,449

Contractual maturities of long-term debt and capital lease obligations over the next 5 years are as follows:

(Dollars in Thousands)
Contractual
Maturities	Amount

For the twelve months ending March 31,
2007	560
2008	488
2009	503
2010	519
2011	8,592
Thereafter	192,202

Total	$202,864
Less current portion	560
$202,304

As of March 31, 2006, our total debt was approximately $202.9 million, including $3.2 million of capital leases. The following is a description of our debt and the significant terms contained in the related agreements.

First-Lien Credit Agreement

On the Effective Date, RCN entered into an agreement with Deutsche Bank, as Administrative Agent, and a group of syndicated lenders (“First-Lien Lenders”) for a new $355.0 million senior secured credit facility (the “First-Lien Credit Facility”), consisting of a seven-year $330.0 million term loan and a five-year $25.0 million line of credit used as collateral for letters of credit. Our obligations under the First-Lien Credit Agreement are guaranteed fully and unconditionally, jointly and severally, by each of our domestic subsidiaries. As security for our obligations under the First-Lien Credit Agreement and the guarantees thereof, we and each of the domestic subsidiaries has granted to Deutsche Bank, for the benefit of the First-Lien Lenders, a first priority lien on substantially all of our tangible and intangible assets, including, without limitation, pledges of our equity ownership in our domestic corporations. The First Lien Credit Facility contains certain covenants that, among other things, limit the ability of RCN and its subsidiaries to incur indebtedness, sell assets, prepay subordinated indebtedness, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens and engage in mergers and consolidations. The Credit Facility also contains covenants that require RCN to meet certain financial targets. The liens securing the Credit Facility rank senior to liens securing RCN’s other indebtedness.

On December 5, 2005, the Company entered into an amendment to its First-Lien Credit Agreement so that it could enter into an agreement to purchase Consolidated Edison Communications Holding Company, Inc. (“CEC”), the telecommunications subsidiary of Consolidated Edison, Inc. The amendment, among other things, added to the First-Lien Credit Agreement an additional letter of credit facility under which up to $32.0 million of letters of credit may be issued to support obligations assumed by the company in connection with the acquisition of CEC as well as other obligations supported by outstanding letters of credit. The amendment also made changes to the financial covenants included in the First-Lien Credit Agreement to take into account the acquisition of CEC and certain additional updated assumptions.

On March 3, 2006, the Company entered into another amendment to its First-Lien Credit Agreement to permit the sale of its investments in Megacable and MCM. The amendment also modified the terms of the previous amendment entered into in December 2005, to allow for working capital and capital expenditure adjustments to the purchase price of CEC, as defined in the CEC stock purchase agreement.

In conjunction with the repayment of the First-Lien Credit Agreement with the proceeds from the sale of the Company’s interests in Megacable and MCM, the Company has recognized a loss on the extinguishment of debt of $16.1 million, consisting of an early payment penalty of $5.9 million and the write-off of $10.2 million in deferred financing costs associated with the First-Lien Credit Agreement.

Second-Lien Convertible Notes

On the Effective Date, we issued $125.0 million aggregate principal amount of 7.375% Convertible Second-Lien Notes due 2012 (the ”Notes”), which are convertible into shares of our common stock at a conversion price per share of $25.16, subject to certain adjustments. The Notes are governed by the indenture between us and HSBC Bank USA, as Indenture Trustee, dated December 21, 2004.

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

Third-Lien Term Loan

On the Effective Date, we amended and restated our Evergreen Credit Agreement by entering into an Amended and Restated Term Loan and Credit Agreement (the “Third-Lien Term Loan”) with HSBC Bank USA, National Association, as administrative agent and collateral agent (in such capacities, the “Agent”) and certain financial institutions parties thereto, as lenders (the “Third-Lien Lenders”).

The Third-Lien Term Loan provides, among other things, approximately $34.5 million term loan credit facility maturing in 2012 subject, in certain instances, to early repayment in whole or in part.

As security for the Company's obligations under the Third-Lien Term Loan, RCN has granted to the Agent, for the benefit of the Third-Lien Lenders, a third priority lien on substantially all of the Company’s tangible and intangible assets, including, without limitation, pledges of our equity ownership in domestic corporations. The Third-Lien Term Loan is not guaranteed by any of our subsidiaries.

In addition, the Company has executed an Intercreditor Agreement with HSBC Bank USA, as Indenture Trustee of the Convertible Notes and as Collateral Agent for the Third-Lien Term Loan that sets forth the priority of the liens of the various lenders.

Through March 31, 2006, accrued interest payments were capitalized and added to the principal amount of the loan as a payment in kind (“PIK”) at an interest rate of 12.5%. Starting April 1, 2006 through the maturity date of the loan, at the Company’s option, accrued interest is payable on each interest payment date as follows: (i) interest at a rate of 6.25% is paid in cash, plus interest at a rate of 6.95% is capitalized as an additional PIK amount and added to the principal amount of the loan, or (ii) interest at a rate of 12.5%.

10.	STOCKHOLDERS’ EQUITY AND STOCK PLANS

RCN Common Stock

On December 21, 2004, RCN issued 36,020,850 shares of Common Stock with a par value of $0.01 of which 31,919,044 were distributed to certain of its former bond holders and other general unsecured creditors on the date of emergence, and 4,101,806 shares were placed in reserve to settle disputed claims against RCN that were outstanding as of the date of emergence. These reserve shares and related claim amounts are classified as committed stock on the balance sheet. As these shares are distributed, RCN reclassifies the amount of the claims to additional paid-in capital. As of March 31, 2006, 625,976 shares remained in reserve to satisfy the remaining allowed claims. After all outstanding claims are resolved, and the period for the Bankruptcy Court to reconsider its rulings on RCN’s objections to all claims expires, RCN will distribute the remaining reserved shares to its general unsecured creditors and former bond holders on a pro rata basis.

As described more fully in Note 9 the Company has $125 million in Notes convertible into Common Stock at a conversion price of $25.16 per share. As of March 31, 2006, the Notes may be converted into 4,968,204 shares of Common Stock.

RCN was authorized by the Plan of Reorganization to issue warrants to the former stockholders of Old RCN to purchase an aggregate of 735,119 shares of Common Stock. Each warrant allows the holder to purchase one share of Common Stock for a price of $34.16. As of March 31, 2006, the Company had distributed 188,032 of these warrants, which expire on December 21, 2006.

RCN Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB 25, “Accounting for Stock Issued to Employees.” SFAS 123R addresses the accounting for share-based compensation in which the Company receives employee services in exchange for RCN’s equity instruments. Under the standard, the Company is required to recognize compensation expense for share-based compensation issued to or purchased by employees, net of estimated forfeitures, using a fair value method.

The RCN Stock Compensation Plan (the “Stock Plan”), which was approved in 2005, allows for the issuance of up to 4,636,619 shares of the Company’s stock in the form of options to purchase Common Stock or restricted stock. The maximum term of stock options is ten years.

The following table summarizes the Company’s option activity during the three months ended March 31, 2006:

	Share Options	Weighted average exercise price per option	Weighted average fair value per option
Awards Outstanding, December 31, 2005	3,149,802	$21.77	$10.98
Granted	80,000	25.30	13.02
Exercised	-	-	-
Forfitures	(72,559)	20.83	9.76

Awards Outstanding, March 31, 2006	3,157,243	$21.79	$11.06

The following table summarizes the Company’s outstanding and exercisable stock options as of March 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Price Range of Options	Share Options	Weighted average remaining contractual life (Years)	Weighted average exercise price per share	As of March 31,2006	Weighted average exercise price

$18.80 - 21.74	2,660,001	6.14	$20.28	189,081	$20.97
25.30	80,000	6.99	25.30	-	$-
31.46	417,242	5.76	31.46	139,081	$31.46

18.80 - 31.46	3,157,243	6.11	$21.88	328,161	$25.42

The Company valued options granted in 2005 using both the Black Sholes and the Lattice Model valuation methods. During the three months ended March 31, 2006, the Company recognized $3.5 million in share-based compensation expense, included in selling, general and administrative expense on the statement of operations, with $27.0 million of unamortized share-based compensation expense remaining as of March 31, 2006, which will be amortized through the first quarter of 2009.

In 2005 non-employee directors were issued an aggregate grant of 150,000 shares of restricted stock, which will vest in equal installments in January 2006, 2007 and 2008. In addition certain senior executives were granted 580,086 shares of restricted stock, 50% of which will vest in equal installments over the next three years and the remaining 50% will vest over a three year period subject to meeting certain operational and financial goals. The Company achieved the goals established for the year ended December 31, 2005. During the three months ended March 31, 2006, the Company recorded expense of $1.7 million for the amortization of restricted stock grants, included in selling, general and administrative expense on the statement of operations, with $12.7 of unamortized expense remaining as of March 31, 2006 which will be amortized through the second quarter of 2008.

Total compensation expense for share-based payment arrangements, included in selling, general and administrative expense on the statement of operations, recognized for the thee months ended March 31, 2006 was $5.2 million. The Company expects to recognize approximately $5 million per quarter for the remainder of 2006 related to its Stock Plan. As of March 31, 2006, there were 674,290 shares available for grant under the Stock Plan.

11.	INCOME TAXES

For the three months ended March 31, 2006, the Company’s provision for income taxes was $7.4 million, all of which was attributable to foreign taxes on the sale of the Company’s Megacable and MCM interests. For the three months ended March 31, 2005, the Company’s provision for income taxes was $0.4 million, all of which was attributable to current earnings. The reversal of the related valuation allowance that existed at the fresh start date, which would have benefited earnings under SFAS No. 109, “Accounting for Income Taxes” is instead recorded as a reduction of intangibles. Once intangibles are reduced to zero, any remaining realization of pre-fresh start net deferred tax assets will be recorded as an increase to additional paid in capital. This treatment does not result in any change in liabilities to taxing authorities or in cash flows. In the fourth quarter of 2005, a deferred tax liability of $23.8 million was recorded to adjust the valuation allowance related to the tax accounting effects on an indefinite lived asset which was recorded as a result of the implementation of "Fresh Start" accounting in accordance with SOP 90-7 in December 2004.

The Company’s domestic effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, foreign taxes, state income taxes and changes in the valuation allowance for deferred income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No benefit for federal income taxes has been recorded for the three months ended March 31, 2006 and 2005 as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss, was offset by a full valuation allowance because it is not considered more likely than not that these benefits will be realized due to the Company’s losses since inception.

12.	COMMITMENTS AND CONTINGENCIES

Total rental expense (net of sublease income), primarily for facilities, was $4.2 million and $4.1 million, for the three months ended March 31, 2006 and 2005, respectively.

RCN also had outstanding letters of credit in an aggregate face amount of $52.0 million at March 31, 2006 of which $0.5 million is collateralized with restricted cash.

RCN is party to various legal proceedings which arise in the normal course of business. In the opinion of management, none of these proceedings, individually or in the aggregate, will have a material adverse effect on the financial position or results of operations or liquidity of RCN.

13.	GUARANTOR SUBSIDIARIES FINANCIAL STATEMENTS

The First-Lien Credit Agreement and the Notes are issued by the Company and are unconditionally guaranteed, jointly and severally, by all of the Company’s subsidiaries. The following tables set forth the consolidating financial statements of RCN Corporation (“Non-guarantor”) and its guarantor subsidiaries as of March 31, 2006 and December 31, 2005, and three months ended March 31, 2006 and 2005.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2006
(Dollars in Thousands)
(Unaudited)

	Nonguarantor	Guarantor	Eliminations	Consolidated

Revenues	$-	$143,611	$-	$143,611

Costs and expenses:
Direct expenses	-	49,936		49,936
Selling, general and administrative	265	71,431		71,696
Impairments, exit costs and restructurings	-	1,223		1,223
Depreciation and amortization	-	50,849		50,849

Operating loss	(265)	(29,828)		(30,093)

Investment income	-	1,757		1,757
Interest expense	(10,978)	(127)		(11,105)
Gain on sale of investment in unconsolidated entity	-	125,377		125,377
Gain (loss) on sale of assets	-	(1,457)		(1,457)
Loss on early extinguishment of debt	(16,068)	-		(16,068)
Other income, net	-	15		15

Income (loss) from continuing operations before income taxes	(27,311)	95,737		68,426
Income tax expense	-	7,467		7,467

Net income (loss) from continuing operations	(27,311)	88,270		60,959
Income from discontinued operations, net of tax	-	2		2

Net income (loss)	$(27,311)	$88,272	$-	$60,961

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2005
(Dollars in Thousands)
(Unaudited)

	Nonguarantor	Guarantor	Eliminations	Consolidated

Revenues	$-	$140,809	$-	$140,809

Costs and expenses:
Direct expenses	-	50,589		50,589
Selling, general and administrative	125	66,939		67,064
Impairments, exit costs and restructurings	-	2,576		2,576
Depreciation and amortization	-	45,759		45,759

Operating loss	(125)	(25,054)		(25,179)
Investment income	4	1,159		1,163
Interest expense	(10,040)	(193)		(10,233)
Gain (loss) on sale of assets	-	1,483		1,483
Other income (expense), net	(41)	1,128		1,087

Loss from continuing operations before income taxes	(10,202)	(21,477)		(31,679)
Income tax expense (benefit)	19,686	(19,307)		379

Loss from continuing operations before equity in unconsolidated entities	(29,888)	(2,170)		(32,058)
Equity in income (loss) of consolidated entities	485	-	(485)	-

Net Loss from continuing operations	(29,403)	(2,170)	(485)	(32,058)
Income from discontinued operations, net of tax	-	55		55

Net loss	(29,403)	(2,115)	(485)	(32,003)
Cumulative effect of change in accounting principle	-	2,600		2,600

Net Income (loss)	$(29,403)	$485	$(485)	$(29,403)

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2006
(Dollars in Thousands)
(Unaudited)

	NonGuarantor Financials	Guarantor Financials	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$-	$32,713		$32,713
Short-term investments	-	65,625		65,625
Accounts receivable from related parties	212,808	593,207	(806,015)	-
Accounts receivable, net of reserve	-	47,241		47,241
Unbilled revenues	-	821		821
Interest receivable	-	705		705
Prepayments and other current assets	1,100	12,237		13,337

Total current assets	213,908	752,549	(806,015)	160,442

Property, plant and equipment, net	-	672,973		672,973
Investments in unconsolidated entities	1,045,283	-	(1,045,283)	-
Investment in acquisition	-	39,731		39,731
Intangible assets, net of accumulated	-	113,525		113,525
Long-term restricted investments	-	17,012		17,012
Deferred charges and other assets	3,972	4,986		8,958

Total assets	$1,263,163	$1,600,776	$(1,851,298)	$1,012,641

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2006
(Dollars in Thousands)
(Unaudited)
(Continued)

	NonGuarantor Financials	Guarantor Financials	Eliminations		Consolidated

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt	$346	$214	$		$560
Accounts payable	(22)	21,705			21,683
Accounts payable related parties	593,207	212,808		(806,015)	-
Advance billings and customer deposits	-	37,720			37,720
Accrued exit costs	130	5,134			5,264
Accrued expenses	2,263	76,741			79,004
Current liabilities of discontinued operations	-	1,395			1,395

Total current liabilities	595,924	355,717		(806,015)	145,626

Long term debt, less current maturities	199,331	2,973			202,304
Other long-term liabilitites	-	43,583			43,583

Total liabilities	795,255	402,273		(806,015)	391,513

Sockholders' equity:
Common stock	362	-			362
Committed common stock	6	-			6
Committed capital in excess of par	24,399	-			24,399
Additional paid-in-capital	676,071	1,163,843		(1,163,843)	676,071
Treasury stock	(947)	-			(947)
Accumulated deficit	(78,840)	(118,637)		118,637	(78,840)
Accumulated other comprehensive income	77	77		(77)	77
Total stockholders' equity (deficit)	621,128	1,045,283		(1,045,283)	621,128

Total liabilities and stockholders' equity	$1,416,383	$1,447,556		$(1,851,298)	$1,012,641

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2005
(Dollars in Thousands)
(Unaudited)

	NonGuarantor Financials	Guarantor Financials	Eliminations		Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$-	$70,906	$		$70,906
Short-term investments	-	72,111			72,111
Accounts receivable from related parties	2,802	-		(2,802)	-
Accounts receivable, net of reserve	215,036	(165,794)			49,242
Unbilled revenues	-	655			655
Interest receivable	-	390			390
Prepayments and other current assets	-	13,603			13,603

Total current assets	217,838	(8,129)		(2,802)	206,907

Property, plant and equipment, net	-	705,908			705,908
Investments in joint ventures and equity securities	-	184,896			184,896
Investments in consolidated entities	1,089,334	-		(1,089,334)	-
Intangible assets, net of accumulated	-	118,145			118,145
Long-term restricted investments	-	17,568			17,568
Deferred charges and other assets	14,814	5,702			20,516

Total assets	$1,321,986	$1,024,090		$(1,092,136)	$1,253,940

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2005
(Dollars in Thousands)
(Unaudited)
(Continued)

	NonGuarantor Financials	Guarantor Financials	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt	$3,278	$370	$-	$3,648
Accounts payable	265,430	(241,277)		24,153
Accounts payable related parties	-	2,802	(2,802)	-
Advance billings and customer deposits	-	36,202		36,202
Accrued exit costs	-	3,106		3,106
Accrued expenses	5,020	85,230		90,250
Current liabilities of discontinued operations	-	1,422		1,422

Total current liabilities	273,728	(112,145)	(2,802)	158,781

Long term debt, less current maturities	485,356	3,093		488,449
Other long-term liabilities	-	43,808		43,808

Total liabilities	759,084	(65,244)	(2,802)	691,038

Sockholders' equity:
Common stock	360	-		360
Committed common stock	8	-		8
Committed capital in excess of par	25,549	-		25,549
Additional paid-in-capital	684,146	1,163,843	(1,163,843)	684,146
Unearned compensation	(14,384)	-		(14,384)
Accumulated deficit	(139,800)	(81,532)	81,532	(139,800)
Accumulated other comprehensive income	7,023	7,023	(7,023)	7,023
Total stockholders' equity (deficit)	562,902	1,089,334	(1,089,334)	562,902
Total liabilities and stockholders' equity	$1,321,986	$1,024,090	$(1,092,136)	$1,253,940

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2006
(Dollars in Thousands)
(Unaudited)
(Continued)

	NonGuarantor Financials	Guarantor Financials	Eliminations	Consolidated

Cash flows from operating activities
Net income	$60,959	$93,431	$(93,431)	$60,959
Income from discontinued operations		2	-	2

Net income from continuing operations	60,959	93,433	(93,431)	60,961

Adjustments to reconcile net loss fromcontinuing operations to net cash used in operating activities:
Loss on early extinguishment of debt	10,264	5,804		16,068
Accretion of discounted debt	1,224		-	1,224
Amortization of financing costs	577		-	577
Non-cash stock based compensation	5,160		-	5,160
Gain on sale of investment in unconsolidated entity		(125,377)	-	(125,377)
Gain on sale of assets		1,489	-	1,489
Depreciation and amortization		50,849	-	50,849
Provision for doubtful accounts		3,094	-	3,094
Equity in income of consolidated entities	(93,431)		93,431	-
Non-cash impairments, exit costs and restructuring		1,223	-	1,223

	(15,248)	30,516	-	15,268

Net change in certain assets, net of business acquisitions
Accounts receivable and unbilled revenues		(1,258)		(1,258)
Accounts payable		(2,470)		(2,470)
Accrued expenses		(13,172)		(13,172)
Accounts receivable for related parties		-		-
Unearned revenue, advanced billing and customer deposits		1,518		1,518
Unrealized depreciation on investments	(50)		-	(50)
Other		(2,294)	-	(2,294)

Net cash (used in) provided by continuing operations	(15,298)	12,840	-	(2,458)
Cash used in discontinued operations		(27)	-	(27)

Net cash (used in) provided by operating activities	(15,298)	12,813	-	(2,485)

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2005
(Dollars in Thousands)
(Unaudited)

	NonGuarantor Financials	Guarantor Financials	Eliminations	Consolidated

Cash flows from investing activities:
Additions to property, plant and equipment	-	(15,555)	-	(15,555)
Investment in acquisition	-	(37,487)		(37,487)
Decrease in short-term investments	6,436			6,436
Proceeds from sale of assets	-	84		84
Proceeds from sale of investment in unconsolidated entity	-	307,467		307,467
Decrease in investments restricted for debt service	555			555

Net cash provided by investing activities	6,991	254,509		261,500

Cash flows from financing activities:
Repayment of long-term debt	(290,180)			(290,180)
Premium on repayment of long-term debt	-	(5,804)		(5,804)
Repayment of capital lease obligations	-	(277)		(277)
Purchase of treasury stock	(947)			(947)

Net cash used in financing activities	(291,127)	(6,081)		(297,208)

Net (decrease) increase in cash and cash equivalents	(299,334)	261,141		(38,193)
Cash and cash equivalents at beginning of period	779	70,127		70,906

Cash and cash equivalents at end of period	$(298,555)	$331,268	$-	$32,713

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2005
(Dollars in Thousands)
(Unaudited)
(Continued)

	NonGuarantor Financials	Guarantor Financials	Eliminations	Consolidated

Cash flows from operating activities
Net income (loss)	$(29,403)	$485	$(485)	$(29,403)
Income from discontinued operations		(55)	-	(55)
Cumulative effect of change in accounting principle		(2,600)	-	(2,600)
Net loss from continuing operations	(29,403)	430	(485)	(32,058)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Accretion of discounted debt	1,095		-	1,095
Amortization of deferred financing costs	567		-	567
Gain on sale of assets		(1,483)	-	(1,483)
Depreciation and amortization		45,759	-	45,759
Provision for doubtful accounts		2,215	-	2,215
Equity in income of consolidated entities	(485)		485	-
Non-cash impairments, exit costs and restructuring		2,576	-	2,576
	(28,226)	46,897	-	18,671

Net change in certain assets, net of business acquisitions
Net change in working capital	27,672	(30,420)	-	(2,748)
Net provided by (cash in) in continuing operations	(554)	16,477	-	15,923

Cash used in discontinued operations		(273)	-	(273)
Net cash provided by (used in) operating activities	$(554)	$16,204	$-	$15,650

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2005
(Dollars in Thousands)
(Unaudited)
(Continued)

	NonGuarantor Financials	Guarantor Financials	Eliminations	Consolidated

Cash flows from investing activities:
Additions to property, plant and equipment	$-	$(11,330)	$-	$(11,330)
Decrease in short-term investments	-	89,863		89,863
Proceeds from sale of assets	-	1,437		1,437
Decrease in investments restricted for debt service	1,383	-		1,383
Net cash provided by investing activities	1,383	79,970	-	81,353

Cash flows from financing activities:
Repayment of long-term debt	(825)			(825)
Repayment of capital lease obligations	-	(156)		(156)
Net cash used in financing activities	(825)	(156)	-	(981)

Net increase in cash and cash equivalents	4	96,018		96,022
Cash and cash equivalents at beginning of period	779	53,572		54,351

Cash and cash equivalents at end of period	$783	$149,590	$-	$150,373

14.	Subsequent Events

On April 28, 2006, the Company launched an effort to refinance its First-Lien Credit Agreement through a proposed facility consisting of a $75 million first-lien term loan and a $55 million first-lien revolver which will be used primarily to support letters of credit. The proceeds of the proposed financing would be used to repay all of the approximately $35 million currently outstanding under the First-Lien Credit Agreement as well as all of the approximately $40 million currently outstanding under the Third-Lien Term Loan. The proposed new facility would also replace the Company’s existing letter of credit facilities, which currently total approximately $55 million. The Company’s second-lien Notes will remain outstanding. The Company expects the transaction to close by the end of May 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes for the three months ended March 31, 2006 contained in this Quarterly Report on Form 10-Q, and with the audited financial statements and notes thereto included in our amended Annual Report on Form 10-K for the year ended December 31, 2005 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC” or the “Commission”) on April 10, 2006.

Cautionary Statement Regarding Forward Looking Statements:

Certain of the statements contained in this Quarterly Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the current views of RCN with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, RCN also provides forward-looking statements in other materials RCN releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in RCN’s Annual Reports on Form 10-K and 10-K/A, Quarterly Reports of Form 10-Q and Current Reports on Form 8-K filed with the SEC.

Such forward-looking statements are and will be subject to many risks, uncertainties and factors which may cause its actual results to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause RCN’s actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•	the ability to operate in compliance with the terms of its financing facilities (particularly the financial covenants);

•	the ability to maintain adequate liquidity and produce sufficient cash flow to meet RCN’s capital expenditure plans;

•	the ability to attract and retain qualified management and other personnel;

•	the number of potential customers in a target market and the ability to achieve targeted penetration and average subscriber revenue levels;

•	changes in the competitive environment in which RCN operates;

•	changes in government and regulatory policies;

•	the ability to obtain regulatory approvals and to maintain approvals or franchises previously granted;

•	uncertainty relating to economic conditions generally and in particular affecting the markets in which RCN operates;

•	pricing and availability of equipment, materials, inventory and programming;

•	the ability to meet the requirements in its franchise agreements;

•	the ability to complete acquisitions or divestitures and to integrate any business or operation acquired;

•	the ability to enter into strategic alliances or other business relationships;

•	the ability to overcome significant operating losses;

•	the ability to reduce costs;

•	the ability to develop RCN’s products and services and to penetrate existing and new markets;

•	technological developments and changes in the industry; and

•	the risks discussed in Item 1A “Business-Risk Factors” in RCN’s amended Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on April 10, 2006.

Statements in this Quarterly Report and the exhibits to this Quarterly Report should be evaluated in light of these important factors. RCN is not obligated to, and undertakes no obligation to, publicly update any forward-looking statement due to actual results, changes in assumptions, new information or as the result of future events.

Overview

We provide local and long distance telephone, video programming (including digital cable and high definition television), and data services (including cable modem, high-speed and dial-up Internet access) primarily to residential customers over a broadband network in densely populated markets in the U.S. Approximately two-thirds of our customers have two or more of our services (i.e., bundles) with the remainder having only one service. We operate in Boston, New York, eastern Pennsylvania, Chicago, San Francisco, Los Angeles and the Washington, D.C. metropolitan markets.

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

Segment Reporting

We view our business of providing bundled communications services to residential and commercial customers as one business segment. Included among these bundled services are video, data and voice communications. All services are provided from the same telecommunications backbone. No separate asset information is maintained or reviewed. Residential customers, including dial-up data subscribers, provide approximately 93% of our consolidated revenues. We believe RCN can aggregate these revenue streams under the quantitative and qualitative thresholds defined in SFAS No. 131, “ Disclosures about Segments of an Enterprise and Related Information.”

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

As discussed more fully in footnote (6) below, the Company changed its methodology for counting customers and RGUs effective January 1, 2006. This change added approximately 10,000 bulk residential and commercial customers, increasing RCN's year-end 2005 customer count from approximately 409,000 to approximately 419,000. RCN's updated customer definition includes all units in bulk residential buildings and all commercial customers who subscribe to one or more of RCN's core voice, video or cable modem services. As a result of the change in methodology, Customer and RGU amounts reported prior to December 31, 2005 may not be comparable to those reported under the new methodology. Customers and RGUs as of December 31, 2005 reported below have been calculated under the new methodology.

Using the updated methodology, RCN had approximately 416,000 customers as of March 31, 2006, reflecting a decrease of approximately 3,000 off-net and single product customers during the quarter.

ARPC for the quarter ended December 31, 2005 has been calculated under the old methodology, because customer counts under the new methodology are not available prior to January 1, 2006, the effective date of the change. Based on our estimates of customer counts under the new methodology prior to the effective date of the change, we do not believe that the change in methodology would have a material impact on ARPC as previously reported.

	March 31, 2006	December 31, 2005

Voice RGUs [1,6]	271,000	274,000
Penetration	19.3%	19.5%

Basic Video RGUs [1,6]	365,000	369,000
Penetration	26.0%	26.3%

Data RGUs [1,6]	249,000	244,000
Penetration	17.8%	17.4%

Total RGUs (Excluding Digital) [1,6]	885,000	887,000

Digital Subscribers [2]	223,000	222,000
Penetration	61%	60%

Customers [3,6]	416,000	419,000

Average Revenue Per Customer [4]	$106	$103

Average RGUs Per Customer [5]	2.1	2.1

(1) RGUs are all video, high-speed data, and voice connections provided to residential households and businesses. Dial-up Internet and long distance voice services are not included. Additional telephone lines are each counted as a RGU, but additional room hook-ups for video service are not counted. For bulk arrangements in residential multiple dwelling units (“MDUs”), the number of RGUs is based on the number of video, high-speed data and voice connections provided and paid for in that MDU. Commercial structures such as dormitories and hotels are counted as one RGU regardless of how many units are in the structure. If individuals in those commercial structures subscribe to additional services, they are also counted as RGUs. Delinquent accounts are generally disconnected and no longer counted as RGUs after a set period of time in accordance with our credit and disconnection policies. RGUs may include customers receiving some services for free or at a reduced rate in connection with promotional offers or bulk arrangements. RGUs provided free of charge under courtesy account arrangements are not counted, but additional services paid for are counted. Voice, basic video and data penetration is the number of RGUs for that service divided by the number of marketable homes, expressed as a percentage.

(2) A Digital Subscriber is a residential household or business with at least one digital set-top box. Digital video penetration is the number of digital video subscribers divided by the number of basic video RGUs, expressed as a percentage.

(3) A Customer is a residential household or business that has at least one paid video, high-speed data or local voice connection. Customers with only Dial-up Internet or long distance voice service are not included. For bulk arrangements in residential MDUs, each unit for which service is provided and paid for is counted as a Customer. Commercial structures such as dormitories and hotels are counted as one Customer regardless of how many units are in the structure. If individuals in those structures subscribe to additional services, they are also counted as Customers. Delinquent accounts are generally disconnected and no longer counted as Customers after a set period of time in accordance with our credit and disconnection policies.

(4) Average Revenue per Customer is total revenue for a given monthly period (excluding Dial-up Internet, reciprocal compensation and certain commercial revenue) divided by the average number of Customers for the period.

(5) Average RGUs per Customer is the total number of RGUs divided by the number of Customers.

(6) Effective for periods ending after December 31, 2005, the Company changed its methodology for counting Customers and RGUs. Previously, certain commercial Customers and certain residential Customers in bulk MDU arrangements were not counted. In addition, dormitories and certain other commercial buildings are now counted as only one Customer and one RGU. If individuals in those commercial buildings subscribe to additional services, they are also counted as Customers and RGUs.

Results of Operations

The financial information presented in this Quarterly Report comprises the unaudited condensed consolidated financial information for the three months ended March 31, 2006 and 2005.

Approximately 94% of our revenue for the quarter ended March 31, 2006 is attributable to recurring monthly charges for services provided to residential and commercial customers. The remaining 6% of our revenue is attributable to charges for usage-based services.

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

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	For the three months Ended March 31,

	2006	2005

Revenues	$143,611	$140,809
Costs and expenses:
Direct expenses	49,936	51,048
Selling, general and administrative (including stock based compensation of $5,159 and $0)	71,696	66,605
Impairments, exit costs and restructuring	1,223	2,576
Depreciation and amortization	50,849	45,759

Operating loss	(30,093)	(25,179)

Investment income	1,757	1,163
Interest expense	(11,105)	(10,233)
Gain on sale of investment in unconsolidated entity	125,377	-
Gain (loss) on sale of assets	(1,457)	1,483
Loss on early extinguishment of debt	(16,068)	-
Other income (expense), net	15	1,087

Income (loss) from continuing operations before income taxes	68,426	(31,679)
Income tax expense	7,467	379

Income (loss) from continuing operations	60,959	(32,058)
Income from discontinued operations, net of tax	2	55

Net income (loss) before cumulative effect of change in accounting principle	60,961	(32,003)
Cumulative effect on prior years of retroactive application of a change in accounting for legal fees, net of tax	-	2,600

Net income (loss)	$60,961	$(29,403)

Revenues

Revenue increased $2.8 million, or 2.0%, to $143.6 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily due to the acquisition of CEC. CEC revenue was $1.9 million for the period from March 17, 2006 to March 31, 2006. Excluding the impact of the acquisition of CEC and a $0.5 million benefit related to advertising sales in the first quarter of 2005, revenue increased $1.4 million, or 1.0%.

Core residential revenue increased $2.3 million, or 1.8%, primarily due to an increase in ARPC, which resulted in increased revenue of $7.6 million. The improvement in ARPC was driven by an increase in Average RGUs per Customer due to higher cable modem penetration, price increases and higher digital tier penetration. Offsetting the increase in ARPC was a decline in customers which resulted in a decrease in revenue of $5.3 million. Commercial revenue, excluding the contribution from the acquisition of CEC, increased $1.1 million, or 16.8%.

Dial-up revenue, which is reported in data, decreased by $1.9 million as the number of dial-up customers continued to decline. Reciprocal compensation revenue, which is impacted to a large degree by dial-up service, decreased $0.5 million.

	Revenue
	for the three months ended March 31,
			Fav/(unfav)
	2006	2005	Variance	Var %

Video	$63,933	$61,739	$2,193	3.6%

Data	$29,544	$26,826	2,718	10.1%

Voice	$34,071	$36,378	(2,308)	-6.3%

Other	$1,637	$1,918	(281)	-14.6%

Total Core Residential	$129,184	$126,861	2,323	1.8%

Commercial	$9,352	$6,417	2,935	45.7%

Dial-Up	$3,773	$5,697	(1,924)	-33.8%

Recip Comp / Other	1,302	1,834	(532)	-29.0%

Total	$143,611	$140,809	$2,802	2.0%

Direct Expenses

Direct expenses decreased $1.1 million, or 2.2%, to $49.9 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Direct costs of CEC for the period March 17, 2006 to March 31, 2006 were $0.7 million. Excluding the impact of the acquisition of CEC, direct expenses decreased $1.8 million, or 3.5%. Video direct costs increased $1.0 million due to increases in the average programming cost per subscriber, offset partly by a decline in video RGUs. Voice and data network costs decreased $2.4 million due to more favorable contract pricing from vendors and network optimization. Also contributing to the decline were settlements with providers of our voice and data network services which were $1.3 million in the first quarter of 2006 versus $0.9 million in the first quarter of 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.1 million, or 7.6%, to $71.7 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily due to stock-based compensation recorded in the first quarter 2006 and the acquisition of CEC. Stock based compensation for the quarter ended March 31, 2006 was $5.2 million. No stock based compensation was recorded in the three months ended March 31, 2005. We expect to recognize approximately $5 million per quarter in non-cash stock based compensation over the remainder of 2006. The acquisition of CEC contributed $1.2 million to SG&A in the first quarter of 2006. Included in SG&A in the first quarter of 2005 is a credit of approximately $0.5 million related to transition services reimbursements received from the purchaser of our Carmel cable system. Excluding the impact of the items noted above, selling, general and administrative expenses decreased $1.8 million or 2.6%.

 The most significant contributor to the decline was a $0.9 million reduction in billing costs resulting from investments in our billing platform in 2005. Other reductions related to property taxes, insurance, legal fees and litigation, outside labor, network maintenance, facilities and other administrative costs totaled $3.4 million. In addition, employee headcount declined by nearly 200 from March 31, 2005 to March 31, 2006, prior to the addition of CEC. Offsetting these declines were increases in marketing and advertising, bad debt and other expenses totaling $2.5 million.

	SG&A
	for the three months ended March 31
			Fav/(unfav)
	2006	2005	Variance	Var %

Network operations and construction	$22,809	$22,612	$(197)	-0.9%

Sales and marketing	11,855	11,233	(622)	-5.5%

Customer Service	5,823	5,337	(486)	-9.1%

Operating, general and administrative	26,050	27,423	1,373	5.0%

Stock Based Compensation	5,159	-	(5,159)	N/A

Total	$71,696	$66,605	$(5,091)	-7.6%

Impairments, Exit Costs and Restructuring

We continually review our facility requirements against lease obligations to identify excess space and opportunities to consolidate, exit or sublease excess facilities. As facilities are vacated, exit costs are recognized in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires us to offset the present value of our lease payments for the exited property against estimated sublease rental. When we terminate or buy out the lease, the payment is charged against the liability and/or the remaining liability is reversed into income. Changes in assumptions about lease rentals based on market conditions are recognized in income when made. We amortize the liability for these facilities as an offset to rent expense, which is included in selling, general and administrative expense, over the remaining term of the lease. During the three months ended March 31, 2006 we exited a facility in Boston and recorded a liability of $0.6 million and amortized $0.5 million of accrued exit cost as a reduction of rent expense.

As part of our emergence from bankruptcy, we recorded a “fresh start” liability for the excess of cost over fair value on all of our leased facilities. We amortize the liability for these facilities as an offset to rent expense, which is included in selling, general and administrative expense, over the remaining term of the lease. When we exit a facility and accrue an exit cost liability, we reverse the remaining “fresh start” reserve established for that property. Similarly, when we amend a lease on one of these properties the reserve is reversed into income as the amended lease is assumed to reflect market rates and terms. During the three months ended March 31, 2006 we amortized $0.4 million of this liability as a reduction to rent expense in selling, general and administrative expense.

In 2005, the Company announced that it would close its former headquarters facility in Princeton, NJ in April 2006 and move headquarters operations to Herndon, VA. In connection with this transition, which is now complete, the Company incurred approximately $3.1 million in retention, severance, relocation and other expenses, $0.7 million of which was recognized during the three months ended March 31, 2006.

Depreciation and Amortization

Depreciation and amortization expense increased $5.1million, or 11.1%, to $50.8 million for the three months ended March 31, 2006 compared to the three months ended March 31,2005. The net increase is due, in part, to an incremental $2.8 million of accelerated depreciation expense recorded due to the adjustment of the remaining lives of leasehold improvements and other fixed assets in the former headquarters which the Company closed in April 2006. The remaining increase is due to projects placed into service late in 2005 and the first quarter of 2006.

Investment Income

Investment income increased $0.6 million, or 51%, to $1.8 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due to an increase in return earned on investments.

Interest Expense

Interest expense increased by $0.9 million, or 8.5%, to $11.1 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This increase is primarily due to the increase in the variable interest rate on our First-Lien Credit Agreement. On March 23, 2006 we repaid $290.2 million on our First-Lien Credit Agreement which will substantially reduce our interest payments in the future.

Gain on Sale of Investment Megacable and MCM

On March 23, 2006, we sold our 48.93% interest in Megacable and MCM to Teleholding, S.A. de C.V. , a Mexican entity comprised of the majority shareholders of Megacable and MCM for $307.4 million. We have applied the after-tax proceeds of $300 million to pay down debt as required under our various debt agreements. The carrying value of our investments in Megacable and MCM was the fair value determined by us upon our emergence from bankruptcy. The fair value of $178.0 million did not change except for foreign currency translation. We realized a pretax gain of $125.4 million on the sale.

Loss on Early Extinguishment of Debt

In conjunction with the repayment of our First-Lien Credit Agreement with the proceeds from the sale of out interests in Megacable and MCM, we have recognized a loss on the extinguishment of debt of $16.1 million, consisting of an early payment penalty of $5.9 million and the write-off of $10.2 million in deferred financing costs associated with the First-Lien Credit Agreement.

Liquidity and Capital Resources

	March 31, 2006	March 31, 2005

Cash, cash equivalents and short-term investments	$98,338	$170,999

Debt (including current maturities and capital lease obligations)	202,864	493,683

Operating Activities

Net cash used in operating activities was $2.5 million for the three months ended March 31, 2006. Net income from continuing operations was $61.0 million offset by $45.7 million in non-cash operating items and a $17.7 million use in working capital. Net cash provided by operating activities was $15.7 million for the three months ended March 31, 2005. Net loss from continuing operations was $32.1 million, offset by a $50.7 million gain in non-cash operating items, less a $2.7 million use in working capital.

Investing Activities

Net cash provided by investing activities was $261.5 million for the three months ended March 31, 2006, which includes $15.6 million in additions to property, plant and equipment, and $37.5 million for the purchase of CEC, and related costs, offset by a $6.4 million decrease in short-term investments, a $0.6 million decrease in investments restricted for debt service, and $307.5 million in proceeds from the sale of our interests in Megacable and MCM. In comparison, cash provided by investing activities for the three months ended March 31, 2005 was $81.4 million, reflecting $11.3 million in additions to property, plant and equipment, offset by an $89.9 million decrease in short-term investments, $1.4 million in proceeds from the sale of assets and a $1.4 million decrease in investments restricted for debt service.

Financing Activities

Net cash used in financing activities was $297.2 million for the three months ended March 31, 2006, reflecting $296.3 million in repayments under our First-Lien Credit Agreement (including $5.8 million in prepayment penalties) and capital lease obligations, and $0.9 million for the purchase of treasury stock. In comparison, cash used in financing activities for the three months ended March 31, 2005 was $1.0 million reflecting repayments under our First-Lien Credit Agreement and capital lease obligations.

We believe that our available cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to fund our existing operations, planned capital spending and other commitments for the remainder of 2006. If our operating performance differs significantly from our forecasts, we may be required to reduce our operating expenses and curtail capital spending, and we may not remain in compliance with our debt covenants.

From time to time, we may evaluate certain strategic actions that would enhance our value, including selling assets and acquiring or merging with another entity. Under the terms of our current debt agreements, the proceeds of asset sales are required, with certain exceptions, to be used to pay down debt in order of seniority. Acquisitions or mergers would require approval of our current lenders and in certain cases, our current stockholders. We have no assurance that our lenders and stockholders would give us approval to pursue acquisitions or mergers, nor can we be assured that we would be able to raise any funds necessary to undertake such acquisitions or mergers at terms favorable to us, if at all.

Letters of Credit

We have approximately $52.0 million of letters of credit as of March 31, 2006 relating to our workmen’s compensation and employee liability insurance policies, real estate lease obligations, right of way obligations, and license and permit obligations to governmental agencies. Approximately $0.5 million of these requirements are collateralized with restricted cash, as reflected in restricted investments in our Consolidated Financial Statements.

Recent Accounting Pronouncements

SFAS No. 155

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our consolidated financial condition or results of operations.

SFAS No. 156

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transaction in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our consolidated financial condition or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change to the information required under this item from what was disclosed in our amended Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.	Controls and Procedures

Conclusions Regarding Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to RCN, including our consolidated subsidiaries, required to be disclosed in our “SEC” reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to RCN’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any change in our internal control over financial reporting during that quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings

In re: RCN Corporation ERISA Litigation. In September 2004, as part of RCN’s Chapter 11 bankruptcy proceedings, certain participants and beneficiaries of the former RCN Savings and Stock Ownership Pan (the “Savings Plan”) asserted claims against RCN and its current and former directors, officers, employee administrators, and managers for alleged violations of the Employee Retirement Income Security Act of 1974 (as amended, “ERISA”). The plaintiffs generally alleged that the defendants breached their fiduciary duties by failing to properly manage and monitor the Savings Plan in light of the drop in the trading price of RCN’s then-outstanding common stock, which comprised a portion of the aggregate contributions made to the Savings Plan.

In April 2005, the Bankruptcy Court permitted the filing of a consolidated class action complaint (the “Class Action Complaint”) in the United States District Court for the District of New Jersey against RCN Corporation and its current and former directors, officers, employee administrators, and managers, subject to the limitation that he plaintiffs would not be permitted to enforce a judgment against RCN in excess of any applicable RCN insurance coverage . The Class Action Complaint was filed on May 16, 2005.

In March 2006, the Class Action Complaint was dismissed as to all defendants, except for (a) RCN and certain former directors of RCN with respect to an alleged “failure to monitor” the Savings Plan, and (b) certain individuals who comprised the former administrative committee of the Savings Plan with respect to an alleged failure to prudently invest Savings Plan assets, in each case during late 2003 and early 2004 when the alleged breaches of fiduciary duty occurred. Management of RCN believes that the claims of the plaintiffs are without merit and intends to defend such claims vigorously. If RCN were not to prevail in its defense of these claims, management believes that its applicable insurance coverage would offset any potential liability of RCN associated with the Class Action Complaint. If, however, any liability of the individual defendants arising from the Class Action Complaint were to exceed RCN’s insurance coverage limits, and such individuals were to successfully seek indemnification from RCN, RCN’s financial condition could be materially and adversely affected. At this stage of the litigation, RCN cannot reasonably estimate the amount of uninsurable loss, if any, that may result from this matter.

City of Chicago v. AT&T Broadband, et al. The City of Chicago has brought suit against RCN and other cable operators seeking payment of franchise fees on cable modem Internet access services. After this action was dismissed in Federal court, the City of Chicago’s appeal was remanded to the Circuit Court for Cook County, Illinois. The Circuit Court for Cook County dismissed the City of Chicago’s claim on October 5, 2005, which dismissal the City of Chicago has appealed. Although RCN can not quantify any potentially adverse financial consequences to RCN should the City of Chicago ultimately prevail in this action, future assessments of cable modem Internet access services in such event would be offset by additional fees to RCN’s customers commensurate with the additional franchise fees applicable to such services. The City of Chicago has not sought retroactive application of franchise fees for cable modem Internet access services and RCN believes that the likelihood of such fees being imposed retroactively is remote, however, if such franchise fees were assessed retroactively, RCN’s financial condition could be materially and adversely affected.

Megacable and MCM Dispute. In connection with RCN’s ownership of 48.93% interests in Megacable, S.A. de C.V. (“Megacable”) and Megacable Communicaciones de Mexico S.A. (“MCM”) to Teleholding, S.A. de C.V., RCN was involved in two ongoing proceedings against Megacable, MCM and other Megacable stockholders with respect to agreements that entitled RCN to certain governance and information rights with respect to Megacable and MCM. On March 23, 2006, RCN consummated the sale of its investments in Megacable and MCM to the shareholders who currently own the remaining 51% of these entities. In connection with the sale, RCN and the claimants entered into a Settlement Agreement, pursuant to which the parties agreed to the withdrawal of all pending proceedings and the termination of all ongoing disputes.

RCN or its subsidiaries are defendants in numerous personal injury, employment law and other matters in various jurisdictions that arise in the ordinary course of its business. None of these matters, individually or in the aggregate, is expected to be material.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
This certification accompanies this Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RCN Corporation
/s/ PETER D. AQUINO
Peter D. Aquino
President and Chief Executive Officer
Date: May 9, 2006
/s/ MICHAEL T. SICOLI
Michael T. Sicoli
Executive Vice President and Chief Financial Officer
Date: May 9, 2006