Form 10-K/A
period 2005-12-31
RCN CORP /DE/
filed 2006-06-26
CIK 1041858

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from           to

                         Commission file number 1-16805

                             [RCN CORPORATION LOGO]

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

       Registrant's telephone number, including area code: (703) 434-8200

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common stock, par value $0.01 per share
                               (Title of Classes)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

  [ ] Large accelerated filer  [X] Accelerated filer  [ ]Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

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

Indicate by check mark whether the registrant has filed all documents and reports to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                EXPLANATORY NOTE

      RCN Corporation ("RCN") is filing this Amendment No. 2 to the Annual Report on Form 10-K to correct inadvertent computational errors in the column entitled "Potential Realizable Value at Assumed Annual Rates for Option Term($)" in the table entitled "Options Granted in Last Fiscal Year", which was incorporated by reference into Item 11 of the Annual Report on Form 10-K from RCN's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 28, 2006.

                        RCN CORPORATION AND SUBSIDIARIES
                      For the year ended December 31, 2005

                                Table of Contents

                                                                            PAGE

                PART III

Item 11         Executive Compensation                                        1

                PART IV

Item 15         Exhibits, Financial Statement Schedules                      11

Signatures                                                                  S-1

Index to Exhibits                                                           E-1

                                    PART III

ITEM 11. EXECUTIVE COMPENSATION.

                             EXECUTIVE COMPENSATION

                                      ANNUAL COMPENSATION                   LONG TERM COMPENSATION AWARDS
                                                                               RESTRICTED    SECURITIES
                                                                                 STOCK       UNDERLYING       ALL OTHER
NAME AND POSITION                 YEAR     SALARY       BONUS     BONUS (5)    AWARDS (6)     OPTIONS      COMPENSATION (7)
James F. Mooney (1)               2005    $540,000    $324,000                 $5,563,392      463,602       $ 8,616
Chairman                          2004
                                  2003

Peter D. Aquino (2)               2005    $540,000    $324,000                 $4,450,584      370,882       $   270
President and Chief Executive     2004
Officer                           2003


John D. Filipowicz                2005    $205,000    $127,305    $ 41,000                      88,000       $ 8,524
Senior Vice President, General    2004    $190,000    $ 22,782    $120,004                                   $ 3,885
Manager                           2003    $207,000                $150,000                                   $ 5,832


PK Ramani                         2005    $205,000    $ 95,202    $ 45,000                      88,000       $ 8,524
Senior Vice President, General    2004    $233,654    $ 20,327    $135,000                                   $ 7,521
Manager                           2003    $225,000    $  5,500    $150,000                                   $ 7,512


Timothy J. Dunne (3)              2005    $186,058    $ 89,308                 $1,940,049      150,000       $   243
Executive Vice President and      2004
Chief Technology Officer          2003


Michael T. Sicoli (4)             2005    $136,731    $108,000                 $1,940,049      150,000       $   189
Executive Vice President and      2004
Chief Financial Officer           2003


----------

(1) Mr. Mooney was appointed Chairman on December 21, 2004, following RCN's emergence from bankruptcy. Mr. Mooney had no compensation in 2004 as an employee of RCN.

(2) Mr. Aquino was appointed Chief Executive Officer and President on December 21, 2004, following RCN's emergence from bankruptcy. Mr. Aquino had no compensation in 2004 as an employee of RCN. During the period from November, 2003 to August 2004, Mr. Aquino was employed by CTA and, in such capacity, served as a consultant to RCN. From August, 2004 until December 21, 2004, Mr. Aquino was employed by PDA and in such capacity served as a consultant to RCN.

(3) Mr. Dunne was appointed Executive Vice President and Chief Technology Officer on March 7, 2005.

(4) Mr. Sicoli was appointed Executive Vice President and Chief Financial Officer on May 12, 2005.

(5)   Represents payments made under Key Employee Retention Program.

(6) As of December 31, 2005, an aggregate of 730,086 shares of Restricted Stock were outstanding having an aggregate value of approximately $17.5 million. With respect to 30,000 shares of Restricted Stock held by each of RCN's five non-employee directors, or an aggregate of 150,000 shares of Restricted Stock, that are deemed to have been granted on July 19, 2005 under applicable accounting rules, one-third of such shares vested on January 1, 2006, and an additional one-third of such shares vest ratably on each of January 1, 2007 and January 1, 2008, subject to earlier vesting should any such member of the Board of Directors not be reelected to the Board of Directors at any applicable annual meeting of RCN stockholders. Dividends would be payable to the non-employee directors who are holders of the outstanding shares of Restricted Stock ratably with holders of all outstanding Common Stock. With respect to an aggregate of 417,242 shares of Restricted Stock held by Messrs. Mooney and Aquino that are deemed to have been granted on July 19, 2005 under applicable accounting rules, one-sixth of such shares vested on January 1, 2006, and an additional one-sixth of such shares will each vest ratably on January 1, 2007 and January 1, 2008. In addition, one sixth of such shares vested on March 3, 2006, based on the achievement of certain operational and financial performance objectives during 2005, and an additional one-sixth of such shares will also each vest ratably in 2007 and 2008, to the extent certain operational and financial performance objectives are met during 2006 and 2007, respectively. With respect to an aggregate of 150,000 shares of Restricted Stock held by Messrs. Sicoli and Dunne that are deemed to have been granted on July 19, 2005 under applicable accounting rules, as well as an additional 12,844 shares of Restricted Stock granted on November 28, 2005, one-sixth of such shares will each vest ratably on May 24, 2006, May 24, 2007 and May 24, 2008. In addition, one sixth of such shares will vest on May 24, 2006, based on the achievement of certain operational and financial performance objectives during 2005, and an additional one-sixth of such shares will also each vest ratably in 2007 and 2008, to the extent certain operational and financial performance objectives are met during 2006 and 2007, respectively. Dividends payable with respect to such shares of Restricted Stock would be held by the Company for the benefit of the executives until such time as such executives have vested in any shares of Restricted Stock with respect to which such dividends were paid.

(7) Amounts in 2005 represent RCN employer match of employee contributions to 401(k) plan and employee life insurance premiums paid for by RCN as follows:

                                                           LIFE
                                          401(k)        INSURANCE
                                          MATCH          PREMIUMS          TOTAL
James F. Mooney                           $8,400          $  216          $8,616
Peter D. Aquino                           $   --          $  270          $  270
John D. Filipowicz                        $8,200          $  324          $8,524
PK Ramani                                 $8,200          $  324          $8,524
Timothy J. Dunne                          $   --          $  243          $  243
Michael T. Sicoli                         $   --          $  189          $  189

                       OPTIONS GRANTED IN LAST FISCAL YEAR

                                         Individual Grants
                                    Percentage                                                 Potential Realizable Value
                      Number of      of Total                     Market                        at Assumed Annual Rates
                     Securities       Options        Exercise   Price on                           for Option Term($)
                     Underlying     Granted To       Price or    Date of
                       Options     Employees in     Base Price    Grant
Name                 Granted (1)  Fiscal Year (2)      (2)       (2),(3)    Expiration Date       0%           5%        10%
James F. Mooney        231,801                        $20.97      $24.00   December 31, 2011    $702,357    $2,967,148  $5,980,283
                       231,801                        $31.46      $24.00   December 31, 2011    $     --    $  535,555  $3,548,690

                       463,602        12.8 %
Peter D. Aquino        185,441                        $20.97      $24.00   December 31, 2011    $561,886    $2,373,721  $4,784,231
                       185,441                        $31.46      $24.00   December 31, 2011    $     --    $  428,445  $2,838,955

                       370,882        10.3 %
John D. Filipowicz      80,000                        $20.97      $24.00     May 23, 2012       $242,400    $1,024,033  $2,063,937
                         8,000                        $21.74      $21.74     May 23, 2012       $     --    $   70,803  $  165,011

                        88,000         2.4 %
PK Ramani               80,000                        $20.97      $24.00     May 23, 2012       $242,400    $1,024,033  $2,063,937
                         8,000                        $21.74      $21.74     May 23, 2012       $     --    $   70,803  $  165,001

                        88,000         2.4 %
Timothy J. Dunne       150,000         4.2 %          $20.97      $24.00     May 23, 2012       $454,500    $1,920,062  $3,869,882
Michael T. Sicoli      150,000         4.2 %          $20.97      $24.00     May 23, 2012       $454,500    $1,920,062  $3,869,882

(1) All options issued to the named executive officers in 2005 were issued pursuant to the 2005 Stock Compensation Plan.

(2) In 2005, RCN granted options to purchase 3,610,759 shares of RCN Common Stock to employees. All of such options were issued pursuant to RCN's 2005 Stock Compensation Plan. Options covering 3,281,259 shares were granted by the Compensation Committee on May 24, 2005 but were subject to approval of the plan by RCN stockholders, which approval was obtained on July 19, 2005. The $24.00 stock price shown above is the closing price of the Common Stock on July 19, 2005. The options covering the remaining 329,500 shares were issued on November 28, 2005. For options granted on November 28, 2005, the exercise price of such options was set at the closing price of the Common Stock on November 28, 2005. All options issued under the 2005 Stock Compensation Plan, except as set forth herein with respect to certain executive officers and directors of RCN, are subject to ratable vesting over a three-year period beginning on the date such grants were approved by the Board of Directors.

(3) The closing price of RCN's Common Stock on the NASDAQ Stock Market on July 19, 2005, for those options deemed to have been granted on July 19, 2005, and on November 28, 2005, for those options granted on November 28, 2005.

                          FISCAL YEAR END OPTION VALUES

                                Number of Securities                     Value of Unexercised
                               Underlying Unexercised                    In-the-Money Options
                            Options at December 31, 2005               at December 31, 2005 (1)
Name                   Exercisable#           Unexercisable#     Exercisable($)       Unexercisable($)
James F. Mooney                  --                  463,602                 --                 574,866
Peter D. Aquino                  --                  370,882                 --                 459,894
John D. Filipowicz               --                   88,000                 --                 212,080
PK Ramani                        --                   88,000                 --                 212,080
Timothy J. Dunne                 --                  150,000                 --                 372,000
Michael T. Sicoli                --                  150,000                 --                 372,000

(1) The value of unexercised options was based on the difference between the exercise price and $23.45, the closing price of Common Stock on December 30, 2005.

                             DIRECTORS' COMPENSATION

      On May 24, 2005, the Board of Directors adopted a compensation policy for Directors. Under this policy, each non-employee Director is paid an annual cash retainer of $60,000. RCN's Board of Directors may award meeting fees if the number of meetings becomes excessive. The Chairman of the Audit Committee receives an additional annual fee of $15,000 and each member of the Audit Committee receives an additional annual fee of $10,000. The Chairman of each other committee of RCN's Board of Directors receives an additional annual fee of $10,000 and each member of each other committee of RCN's Board of Directors receives an additional annual fee of $5,000. All such amounts are payable in advance in equal quarterly installments.

      Under the policy, each non-employee Director of RCN also received a grant of 30,000 shares of restricted stock. Each award vests ratably over a three-year period. One third of such grants vested on January 1, 2006, and the remaining vesting dates for such grants are on January 1, 2007 and January 1, 2008. Fifty percent of the vested shares of restricted stock underlying the award is freely transferable upon vesting. The remaining 50% of the vested shares of restricted stock underlying the award is transferable upon the non-employee Director ceasing to serve as a Director of RCN, subject to RCN's trading policies in effect at that time.

      RCN's Board of Directors may adjust compensation to current and future non-employee Directors as appropriate based on market conditions.

                    EXECUTIVE OFFICERS' EMPLOYMENT AGREEMENTS

      Employment Agreement with Peter D. Aquino. On May 6, 2005, RCN entered into an employment agreement with Peter D. Aquino (the "Aquino Employment Agreement"), pursuant to which Mr. Aquino will serve as President and Chief Executive Officer of RCN effective as of December 21, 2004. The Aquino Employment Agreement is for a term expiring December 21, 2007, subject to an automatic one year extension if neither RCN nor Mr. Aquino gives notice to the other of an intention not to renew the Aquino Employment Agreement no later than 30 days before the scheduled expiration date. Mr. Aquino will receive a base salary of $540,000 per year, which may be increased, but not decreased, by RCN's Board of Directors, in the Board's sole and absolute discretion. Mr. Aquino will be entitled to an annual bonus in an amount determined by the Compensation Committee based on the achievement of performance goals established by the Compensation Committee for each calendar year, with a target annual bonus equal to 50% of base salary. The Board, based upon the recommendation of the Compensation Committee, may, in its discretion, pay Mr. Aquino a bonus in addition to or in excess of, the aforementioned bonus.

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

      Under the Aquino Employment Agreement, if Mr. Aquino's employment is terminated by RCN without Cause (as defined in the Aquino Employment Agreement) or by Mr. Aquino for Good Reason (as defined in the Aquino Employment Agreement) or by Mr. Aquino immediately after the expiration of the Aquino Employment Agreement due to RCN's provision of a Non-Renewal Notice (as defined the Aquino Employment Agreement), (i) Mr. Aquino shall vest in the portion of the Restricted Stock Award or Option Award, if any, that was otherwise scheduled to vest during the 12-month period following his Date of Termination (with the vested portion of the Option Award remaining exercisable for the shorter of the one year period following the his Date of Termination and the remainder of the original term), (ii) RCN shall pay Mr. Aquino the Severance Payments discussed below and (iii) RCN shall provide Mr. Aquino with continued medical coverage at active-employee rates for two years or, if earlier, until he receives subsequent employer-provided coverage.

      In the event Mr. Aquino's employment is terminated by RCN without Cause or by Mr. Aquino for Good Reason, Severance Payments shall mean 24 monthly payments commencing on the first day of the first month after the Mr. Aquino's Date of Termination (as defined in the Aquino Employment Agreement) in an amount equal to 1/12 the sum of the Mr. Aquino's Base Salary and Target Bonus (as defined in the Aquino Employment Agreement), in each case as in effect on Mr. Aquino's Date of

Termination. In the event Mr. Aquino's employment is terminated by the Mr. Aquino immediately after the expiration of the Agreement due RCN's provision of a Non-Renewal Notice (as defined in the Aquino Employment Agreement), Severance Payment shall mean 12 monthly payments commencing on the first day of the first month after the Mr. Aquino's Date of Termination in an amount equal to 1/12 the sum of the Mr. Aquino's Base Salary and Target Bonus, in each case, as in effect on Mr. Aquino's Date of Termination. Payment of the Severance Pay shall be conditioned upon Mr. Aquino's execution and delivery of an irrevocable general release in form satisfactory to RCN and Mr. Aquino.

      The Aquino Employment Agreement contains customary confidentiality, non-competition, non-solicitation and indemnification provisions.

      Employment Agreement with James F. Mooney. On May 6, 2005, RCN entered into an employment agreement with James Mooney (the "Mooney Employment Agreement"), pursuant to which Mr. Mooney will serve as Chairman of RCN's Board, effective as of December 21, 2004. The Mooney Employment Agreement is for a term expiring December 21, 2007, subject to an automatic one year extension if neither RCN nor Mr. Mooney gives notice to the other of an intention not to renew the Mooney Employment Agreement no later than 30 days before the scheduled expiration date. Mr. Mooney will receive a base salary of $540,000 per year, which may be increased, but not decreased, by the Board, in the Board's sole and absolute discretion. Mr. Mooney will be entitled to an annual bonus in an amount determined by the Compensation Committee based on the achievement of performance goals established by the Compensation Committee for each calendar year, with a target annual bonus equal to 50% of base salary. The Board, based upon the recommendation of the Compensation Committee, may, in its discretion, pay Mr. Mooney a bonus in addition to or in excess of, the aforementioned bonus.

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

      Under the Mooney Employment Agreement, if Mr. Mooney's employment is terminated by RCN without Cause (as defined in the Mooney Employment Agreement) or by Mr. Mooney for Good Reason (as defined in the Mooney Employment Agreement) or by Mr. Mooney immediately after the expiration of the Mooney Employment Agreement due to RCN's provision of a Non-Renewal Notice (as defined the Mooney Employment Agreement), (i) Mr. Mooney shall vest in the portion of the Restricted Stock Award or Option Award, if any, that was otherwise scheduled to vest during the 12-month period following his Date of Termination (with the vested portion of the Option Award remaining ex exercisable for the shorter of the one year period following the his Date of Termination and the remainder of the original term), (ii) RCN shall pay Mr.

Mooney the Severance Payments discussed below and (iii) RCN shall provide Mr. Mooney with continued medical coverage at active-employee rates for two years or, if earlier, until he receives subsequent employer-provided coverage.

      In the event Mr. Mooney's employment is terminated by RCN without Cause or by Mr. Mooney for Good Reason, Severance Payments shall mean 24 monthly payments commencing on the first day of the first month after the Mr. Mooney's Date of Termination (as defined in the Mooney Employment Agreement) in an amount equal to 1/12 the sum of the Mr. Mooney's Base Salary and Target Bonus (as defined in the Mooney Employment Agreement), in each case as in effect on Mr. Mooney's Date of Termination. In the event Mr. Mooney's employment is terminated by the Mr. Mooney immediately after the expiration of the Agreement due RCN's provision of a Non-Renewal Notice (as defined in the Mooney Employment Agreement), Severance Payment shall mean 12 monthly payments commencing on the first day of the first month after the Mr. Mooney's Date of Termination in an amount equal to 1/12 the sum of the Mr. Mooney's Base Salary and Target Bonus, in each case, as in effect on Mr. Mooney's Date of Termination. Payment of the Severance Pay shall be conditioned upon Mr. Mooney's execution and delivery of an irrevocable general release in form satisfactory to RCN and Mr. Mooney.

      The Mooney Employment Agreement contains customary confidentiality, non-competition, non-solicitation and indemnification provisions.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Compensation Committee for 2005 was comprised of Messrs. Schell (Chairman), Katzenstein and Tseung. None of these directors has ever served as an officer or employee of RCN or any of its subsidiaries, nor does any such Director have any relationship required to be disclosed pursuant to Item 402(j) of Regulation S-K. No executive officer of RCN serves on any compensation committee of the board of directors of any entity that has one or more of its executive officers serving as a member of RCN's Compensation Committee. In addition, none of our executive officers serves as a member of the compensation committee of the board of directors of any entity that has one or more of its executive officers serving as a member of our Board of Directors.

                          COMPENSATION COMMITTEE REPORT

      The Compensation Committee of the Board of Directors of RCN (the "Compensation Committee") consists of Messrs. Schell, Katzenstein, and Tsueng . Set forth below is a summary of the compensation philosophy of the current Compensation Committee.

      The compensation programs for RCN's executive officers are administered by the Compensation Committee. The Compensation Committee is comprised of three independent Directors. The Compensation Committee makes determinations with respect to all executive compensation matters involving Executive Officers who are subject to Section 16 of the Exchange Act. In addition, the Compensation Committee makes recommendations and/or determinations with respect to all other executive compensation matters.

      The Compensation Committee submits the following report on compensation for RCN's Executive Officers:

Compensation Philosophy

      RCN has established pay-for-performance compensation programs for all levels within RCN, including its executive officers. RCN emphasizes the need for all employees to set objectives and for the objectives of each employee to be tied to the advancement by RCN of its goals. RCN's compensation programs are intended to motivate its employees to provide superior service and superior performance in order to be competitive. Under RCN's total compensation program, all employees of RCN are evaluated against written objectives and compensated accordingly.

      RCN's compensation philosophy for executive officers is based upon their performance against written objectives which are designed to motivate them to lead the organization, establish and communicate RCN's objectives, and execute RCN's business plan to achieve its objectives. The market alignment strategy for the compensation elements include base salary on average at or below the midpoint of RCN's peer group, and is performance based; short term incentive which is on average at or below the midpoint of RCN's peer group, and is performance based and at risk; and long term incentive which is on average at or above the midpoint of RCN's peer group, is performance based, and at risk; and is focused on retaining the executive and promoting stock ownership of RCN.

      In 2005, the Compensation Committee and the Board of Directors established performance objectives under RCN's Short Term Performance Incentive Plan ("STPI") that would determine the amounts, if any, of STPI compensation payable to RCN's senior executives and all other employees for the 2005 fiscal year. In early 2006, RCN paid STPI compensation to RCN's senior executives and nearly all other employees based on RCN's performance in 2005 in accordance with the 2005 STPI performance objectives. In early 2006, the Compensation Committee and the Board of Directors established performance objectives under the STPI that will determine the amounts, if any, of STPI compensation payable to RCN's senior executives and all other employees for the 2006 fiscal year. The Compensation Committee anticipates undertaking a comprehensive review of executive compensation in 2006, including the retention of third party executive compensation experts, to establish a framework whereby the Compensation Committee will review the performance of senior executives individually against written objectives for the 2006 fiscal year, and thereafter recommend short-term and long-term compensation for RCN's senior executives consistent with RCN's compensation philosophy.

Base Salaries

      Upon hiring, base salaries for Executive Officers were initially set by the Compensation Committee based on recruiting requirements (e.g., market demand), competitive pay practices, individual experience and breadth of knowledge, internal equity considerations and other objective and subjective factors. Increases to base salary, if any, are also determined by the Compensation Committee, as applicable. Increases would be determined primarily on an evaluation of competitive data, the individual's performance and contribution to RCN, and RCN's overall performance. The Compensation Committee anticipates reviewing base salaries of RCN senior executives in 2006 and thereafter on an annual basis. Notwithstanding the foregoing, the respective salaries of Messrs. Mooney and Aquino are set forth in their respective employment agreements.

Annual Bonuses

      RCN expects to pay annual bonuses under the STPI Plan. The amount of cash bonuses are based upon performance, and linked to individual performance and RCN-wide objectives. Success against these objectives and overall assessed performance determine the amount of a bonus pool. The Compensation Committee determined that RCN met its operating goals as set by the Committee for 2005 and approved the payment of the STPI which occurred in March 2006.

      Notwithstanding the foregoing, bonuses payable to Messrs. Mooney and Aquino are set forth in their respective employment agreements, and RCN has made such payments in accordance therewith.

Stock Options

      As of April 14, 2006, 3,164,874 shares of Common Stock are subject to outstanding option grants pursuant to the Plan. Future equity grants under the Plan will be awarded at the discretion of the Compensation Committee primarily based on an evaluation of competitive data and the anticipated contribution that the executive officer will make to RCN. If the proposal submitted to the stockholders hereby is approved, 200,000 additional shares of Common Stock will be available for issuance pursuant to the exercise of options issued pursuant to the Plan.

Strategic Objectives

      The Compensation Committee continuously evaluates opportunities to put in place compensation plans that provide incentive to RCN's management and employees to achieve RCN's performance objectives. In April 2006, RCN adopted the RCN Change of Control Severance Plan (the "Change of Control Plan"). The purpose of the Change of Control Plan is to permit the Board of Directors and management to identify and retain key RCN employees by offering to such employees the right to acceleration of vesting of their outstanding incentive compensation if they are terminated, other than For Cause (as defined in the Change of Control Plan), within a 12-month period following the occurrence of a Change of Control of RCN (as defined in the Change of Control Plan.)

                                         COMPENSATION COMMITTEE

                                         Theodore H. Schell, Chairman
                                         Michael E. Katzenstein
                                         Daniel Tseung

                              RCN STOCK PERFORMANCE

         Two graphs are provided below setting forth cumulative total return information. The first chart compares the cumulative total shareholder return on Old RCN's common stock for the period from January 1, 2001 through December 20, 2004, with the cumulative total return of the NASDAQ Composite and the NASDAQ Telecommunications Index over the same period. As contemplated by the Plan, the Bankruptcy Court cancelled Old RCN's common stock on December 21, 2004. The second graph compares the cumulative total shareholder return on RCN's Common Stock from the date such stock began trading on December 21, 2004, the day RCN emerged from bankruptcy, through April 24, 2006, with the cumulative total return of the NASDAQ Composite and the NASDAQ Telecommunications Index over the same period. Each graph assumes $100 was invested on January 1, 2001 or December 21, 2004, as the case may be, in our Common Stock and $100 was invested on each such date in each of the NASDAQ Composite and the NASDAQ Telecommunications Index, with dividends reinvested. Note that historic stock price performance is not necessarily indicative of future stock price performance.

                                 (LINE CHART)

                                 (LINE CHART)

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3)

            31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: June 26, 2006
                                  RCN Corporation


                                  By: /s/ MICHAEL T. SICOLI
                                      -------------------------------
                                  Name:  Michael T. Sicoli
                                  Title: Executive Vice President and Chief
                                         Financial Officer

                                 EXHIBITS INDEX

        (Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

 EXHIBIT NO.                              DESCRIPTION
 -----------                              -----------

         2.1      Joint Plan of Reorganization of RCN Corporation and Certain
                  Subsidiaries, dated as of December 21, 2004 (incorporated by reference to Exhibit 2.1 of RCN's Current Report on Form 8-K filed on December 14, 2004).

         2.2      Order Confirming the Joint Plan of Reorganization of RCN
                  Corporation and Certain Subsidiaries, dated as of December 8,
                  2004 (incorporated by reference to Exhibit 2.2 of RCN's
                  Current Report on Form 8-K filed on December 14, 2004).

         3.1      Amended and Restated Certificate of Incorporation of RCN
                  Corporation, dated as of December 21, 2004 (incorporated by reference to Exhibit 3.1 of RCN's Current Report on Form 8-K filed on December 27, 2004 8-K).

         3.2 Amended and Restated Bylaws of RCN Corporation (incorporated by reference to Exhibit 3.2 of RCN's Current Report on Form
                  8-K filed on December 27, 2004).

         4.1 Warrant Agreement, dated as of December 21, 2004, by and between RCN Corporation and HSBC Bank USA, National
                  Association as Warrant Agent (incorporated by reference to Exhibit 4.1 of RCN's Current Report on Form 8-K filed on
                  December 27, 2004.

         4.2 Registration Rights Agreement, dated as of December 21, 2004, by and between RCN Corporation and the Stockholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.2 of RCN's Current Report on Form 8-K filed on
                  December 27, 2004).

         4.3 Note Purchase Agreement, dated as of December 21, 2004, by and among RCN Corporation, the Guarantors listed on the signature pages thereto and the Purchasers listed in Schedule I and
                  Schedule II thereto (incorporated by reference to Exhibit 4.3 of RCN's Current Report on Form 8-K filed on December 27,
                  2004).

         4.4      Indenture, dated as of December 21, 2004, by and among RCN
                  Corporation and HSBC Bank USA, National Association
                  (incorporated by reference to Exhibit 4.4 of RCN's Current
                  Report on Form 8-K filed on December 27, 2004).

         4.5 Registration Rights Agreement, dated as of December 21, 2004, by and between RCN Corporation and the Purchasers listed in
                  Schedule I and Schedule II thereto (incorporated by reference to Exhibit 4.5 of RCN's Current Report on Form 8-K filed on
                  December 27, 2004).

         10.1     Dark Fiber IRU Agreement dated as of May 8, 1997 among
                  Metropolitan Fiber Systems/McCourt, Inc. and RCN Telecom
                  Services of Massachusetts, Inc. (is incorporated by reference to Exhibit 10.2 to RCN's Amendment No. 2 to Form 10/A filed
                  September 5, 1997 (Commission File No. 0-22825.))


         10.2     Dark Fiber IRU Agreement dated as of May 8, 1997 among
                  Metropolitan Fiber Systems of New York, Inc. and RCN Telecom
                  Services of New York, Inc. (is incorporated by reference to Exhibit 10.3 to RCN's Amendment No. 2 to Form 10/A filed
                  September 5, 1997 (Commission File No. 0-22825.))

         10.3 Amended and Restated Operating Agreement of RCN-Becocom, LLC dated as of June 17, 1997 (is incorporated by reference to Exhibit 10.8 to RCN's Amendment No. 2 to Form 10/A filed
                  September 5, 1997 (Commission File No. 0-22825.))

         10.4     Management Agreement dated as of June 17, 1997 among RCN
                  Operating Services, Inc. and RCN-Becocom, Inc. (is incorporated herein by reference to Exhibit 10.9 to RCN's
                  Amendment No. 2 to Form 10/A filed September 5, 1997
                  (Commission File No. 0-22825.))

         10.5 Construction and Indefeasible Right of Use Agreement dated as of June 17, 1997 between RCN-Becocom, Inc. and RCN-Becocom,
                  LLC (is incorporated herein by reference to Exhibit 10.10 to RCN's Amendment No. 2 to Form 10/A filed September 5, 1997
                  (Commission File No. 0-22825.))

         10.6     License Agreement dated as of June 17, 1997 between Boston
                  Edison Company and RCN-Becocom, Inc. (is incorporated by reference to Exhibit 10.11 to RCN's Amendment No. 2 to Form
                  10/A filed September 5, 1997 (Commission File No. 0-22825.))

         10.7     Joint Investment and Non-Competition Agreement dated as of
                  June 17, 1997 among RCN Telecom Services of Massachusetts,
                  Inc., RCN-Becocom, Inc. and RCN-BecoCom, LLC (is incorporated by reference to Exhibit 10.12 to RCN's Amendment No. 2 to Form
                  10/A filed September 5, 1997 (Commission File No. 0-22825.))

         10.8     Amended and restated Operating Agreement of Starpower
                  Communications, L.L.C. by and between Pepco Communications,
                  L.L.C. and RCN Telecom Services of Washington, D.C. Inc. dated
                  October 28, 1997(is incorporated by reference to Exhibit 10.13 to RCN's Annual Report on Form 10-K for the year ended
                  December 31, 1997 (Commission File No. 0-22825.))

         10.9+    Employment Agreement between RCN Corporation and Peter D.
                  Aquino, dated May 6, 2005. (incorporated by reference to
                  Exhibit 10.9 of RCN's Annual Report on Form 10-K, filed on May
                  11, 2005).

         10.10+ Employment Agreement between RCN Corporation and James Mooney dated May 6, 2005. (incorporated by reference to Exhibit 10.10 of RCN's Annual Report on Form 10-K, filed on May 11, 2005).

         10.11 Credit Agreement, dated as of December 21, 2004, by and among RCN, the lenders party thereto and Deutsche Bank AG Cayman
                  Islands Branch, as administrative agent (incorporated by reference to Exhibit 99.2 of RCN's December 27, 2004 8-K).

         10.12 Amended and Restated Term Loan and Credit Agreement, dated as of December 21, 2004, by and among RCN Corporation, HSBC Bank
                  USA, National Association, as agent and collateral agent and certain financial institutions parties thereto, as lenders
                  (incorporated by reference to Exhibit 99.3 of RCN's December
                  27, 2004 8-K).

         10.13 Security Agreement, dated as of December 21, 2004, made by RCN and each Guarantor in favor of the Second-Lien Collateral
                  Agent for the benefit of the Secured Creditors (as defined therein) (incorporated by reference to Exhibit 99.4 of RCN's
                  Current Report on Form 8-K filed on December 14, 2004).

         10.14    Pledge Agreement, dated as of December 21, 2004, made by RCN
                  Corporation and each Guarantor in favor of the Second-Lien
                  Collateral Agent for the benefit of the Secured Creditors (as defined therein) (incorporated by reference to Exhibit 99.5 of RCN's Current Report on Form 8-K filed on December 14, 2004).

         10.15 Subsidiary Guaranty, dated as of December 21, 2004, made by each of the Guarantors (as defined therein) in favor of the Agent (as defined therein) for the benefit of the Secured
                  Creditors (as defined therein) (incorporated by reference to Exhibit 99.6 of RCN's Current Report on Form 8-K filed on
                  December 14, 2004).

         10.16 Intercreditor Agreement, dated as of December 21, 2004, by and between Deutsche Bank Cayman Islands Branch, as Administrative
                  Agent, and HSBC Bank USA, National Association, as Second-Lien
                  Collateral Agent and Third-Lien Collateral Agent (incorporated by reference to Exhibit 99.7 of RCN's Current Report on Form
                  8-K filed on December 14, 2004).

         10.17 Security Agreement, dated as of December 21, 2004, made by each of the Loan Parties (as defined therein) in favor of Deutsche Bank AG Cayman Islands Branch, the First-Lien
                  Collateral Agent (incorporated by reference to Exhibit 99.8 of
                  RCN's Current Report on Form 8-K filed on December 14, 2004).

         10.18 Pledge Agreement, dated as of December 21, 2004, made by each of the Loan Parties (as defined therein) in favor of Deutsche
                  Bank AG Cayman Islands Branch, as First-Lien Collateral Agent for the benefit of the Secured Creditors (as defined therein)
                  (incorporated by reference to Exhibit 99.9 of RCN's Current
                  Report on Form 8-K filed on December 14, 2004).

         10.19 Subsidiary Guaranty, dated as of December 21, 2004, made by each of the Guarantors (as defined therein) in favor of HSBC
                  Bank USA, National Association, as Second-Lien Collateral
                  Agent for the benefit of the Secured Creditors (as defined therein) (incorporated by reference to Exhibit 99.10 of RCN's
                  Current Report on Form 8-K filed on December 14, 2004).

         10.20    Security Agreement, dated as of December 21, 2004, made by RCN
                  Corporation in favor of the Third-Lien Collateral Agent
                  (incorporated by reference to Exhibit 99.11 of RCN's Current
                  Report on Form 8-K filed on December 14, 2004).

         10.21    Pledge Agreement, dated as of December 21, 2004, made by RCN
                  Corporation in favor of HSBC Bank USA, National Association, as Third-Lien Collateral Agent for the benefit of the Secured
                  Creditors (as defined therein) (incorporated by reference to Exhibit 99.12 of RCN's Current Report on Form 8-K filed on
                  December 14, 2004).

         10.22+   Employment Letter by and between RCN Corporation and Stephen
                  A. Bogiages, dated April 7, 2005 (incorporated by reference to
                  Exhibit 99.1 of RCN's Current Report on Form 8-K, filed on
                  April 20, 2005).

         10.23+   Employment Letter by and between RCN Corporation and Michael
                  Sicoli, dated May 12, 2005 (incorporated by reference to
                  Exhibit 99.2 of RCN's Current Report on Form 8-K, filed on May
                  12, 2005).

         10.24+   Separation Agreement between RCN Corporation and Patrick T.
                  Hogan, dated as of June 30, 2005. (is incorporated by reference to Exhibit 10.24 to RCN's Amendment No. 1 to its
                  Annual Report on Form 10-K as filed on April 10, 2006)

         10.25+   RCN Corporation Senior Executive Annual Bonus Plan
                  (incorporated by reference to Exhibit 99.1 of RCN's Current
                  Report on Form 8-K, filed on July 26, 2005).

         10.26+ RCN Corporation 2005 Stock Compensation Plan (incorporated by reference to Exhibit 99.2 of RCN's Current Report on Form 8-K, filed on July 26, 2005).

         10.27    First Amendment, dated as of November 30, 2005, to the First
                  Lien Credit Agreement, dated as of December 21, 2004, among
                  RCN Corporation, the lenders from time to time party thereto and Deutsche Bank AG, Cayman Islands Branch, as Administrative
                  Agent (incorporated by reference to Exhibit 99.3 of RCN's
                  Current Report on Form 8-K, filed on December 8, 2005).

         10.28+   Separation Agreement between RCN Corporation and Stephen A.
                  Bogiages, dated as of December 22, 2005 (is incorporated by reference to Exhibit 10.28 to RCN's Amendment No. 1 to its
                  Annual Report on Form 10-K as filed on April 10, 2006).

         10.29+ Amended Form Non-Qualified Option Agreement (is incorporated by reference to Exhibit 10.29 to RCN's Amendment No. 1 to its Annual Report on Form 10-K as filed on April 10, 2006).

         10.30+ Amended Form Incentive Stock Option Agreement (is incorporated by reference to Exhibit 10.30 to RCN's Amendment No. 1 to its Annual Report on Form 10-K as filed on April 10, 2006).

         10.32+ Form Executive Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 of RCN's Current Report on Form 8-K, filed on January 6, 2006).

         10.33    Stock Purchase Agreement between RCN Corporation and
                  Consolidated Edison, Inc., dated as of December 5, 2005 (is incorporated by reference to Exhibit 10.33 to RCN's Amendment
                  No. 1 to its Annual Report on Form 10-K as filed on April 10,
                  2006).

         10.34 Stock Purchase Agreement, dated March 6, 2006, entered into by and among RCN International Holdings, Inc, Teleholding, S.A.
                  de C.V., Mega Cable, S.A. de C.V. and MCM Holding, S.A. de
                  C.V. (incorporated by reference to Exhibit 99.2 of RCN's
                  Current Report on Form 8-K, filed on March 8, 2006)

         10.35 Settlement Agreement, dated March 6, 2006, entered into by and among RCN International Holdings, Inc., Teleholding, S.A. de
                  C.V., Mega Cable, S.A. de C.V., MCM Holding, S.A. de C.V. and the Private Shareholders listed therein (is incorporated by reference to Exhibit 10.35 to RCN's Amendment No. 1 to its
                  Annual Report on Form 10-K as filed on April 10, 2006).

         10.36+   Employment Letter by and between RCN Corporation and Benjamin
                  R. Preston dated April 5, 2006 (incorporated by reference to
                  Exhibit 99.2 of RCN's Current Report on Form 8-K, filed on
                  April 5, 2006.)

         10.37+   RCN Corporation Change of Control Severance Plan dated April
                  7, 2006 (is incorporated by reference to Exhibit 10.37 to RCN's Amendment No. 1 to its Annual Report on Form 10-K as filed on April 10, 2006).

         21 Subsidiaries of Registrant (incorporated by reference to Exhibit 21 of RCN's Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 001-16805))

         31.1*    Certification of Chief Executive Officer pursuant to Rules
                  13a-14 and 15d-14 promulgated under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

         31.2*    Certification of the Executive Vice President and Chief
                  Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.


         99.1 Press release announcing emergence of RCN Corporation from Bankruptcy published December 22, 2004 ((incorporated by reference to Exhibit 99.1 of RCN's Current Report on Form 8-K filed on December 14, 2004) RCN's December 27, 2004 8-K).

*        Document attached.

+        Management compensatory plan or arrangement.