Form 10-Q
period 2006-06-30
RCN CORP /DE/
filed 2006-08-09
CIK 1041858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition or “accelerated filer and large accelerated filer” in Rule 12B-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒  No  ☐

The number of shares of the Registrant’s common stock, par value of $0.01 per share, outstanding at August 4, 2006 was 37,076,049, including 625,099 shares of common stock issued pursuant to RCN’s Plan of Reorganization but reserved pending the resolution of certain disputed claims arising out of RCN’s bankruptcy proceeding.

RCN CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the three and six months ended June 30, 2006

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(unaudited)

	Three months ended June 30,
	2006	2005

Revenues	$157,295	$141,426
Costs and expenses:
Direct expenses	50,263	50,722
Selling, general and administrative (including 2006 stock based compensation of $4,507)	75,157	70,922
Non-cash issuance of warrants	-	564
Impairments (recoveries), exit costs and restructuring	1,386	(3,189)
Depreciation and amortization	48,611	46,173

Operating loss	(18,122)	(23,766)

Investment income	1,335	1,353
Interest expense	(4,945)	(10,386)
(Loss) gain on sale of assets	(407)	1,240
Loss on early extinguishment of debt	(3,184)	-
Other income, net	13	521

Loss before income taxes and discontinued operations	(25,310)	(31,038)

Income tax expense	-	302

Loss from continuing operations	(25,310)	(31,340)

Loss from discontinued operations, net of tax	-	(7)

Net loss	$(25,310)	$(31,347)

Loss per common share
Basic and diluted:
Loss from continuing operations	$(0.69)	$(0.87)
Loss from discontinued operations	-	0.00
Basic and diluted loss per common share	$(0.69)	$(0.87)

Weighted average common shares outstanding - basic and diluted	36,563,650	36,020,850

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(unaudited)

	Six months ended June 30,
	2006	2005

Revenues	$300,907	$282,235
Costs and expenses:
Direct expenses	100,200	101,770
Selling, general and administrative (including 2006 stock based compensation of $9,666)	146,852	137,527
Non-cash issuance of warrants	-	564
Impairments (recoveries), exit costs and restructuring	2,609	(613)
Depreciation and amortization	99,460	91,932

Operating loss	(48,214)	(48,945)

Investment income	3,092	2,516
Interest expense	(16,050)	(20,619)
Gain on sale of investment in unconsolidated entity	125,377	-
(Loss) gain on sale of assets	(1,864)	2,723
Loss on early extinguishment of debt	(19,252)	-
Other income, net	27	1,608

Income (loss) before income taxes, discontinued operations and cumulative effect of a change in accounting for legal fees	43,116	(62,717)

Income tax expense	7,467	681

Income (loss) from continuing operations before cumulative effect of a change in accounting for legal fees	35,649	(63,398)

Income from discontinued operations, net of tax	3	48

Income (loss) before cumulative effect of a change in accounting for legal fees	35,652	(63,350)

Cumulative effect of a change in accounting for legal fees	-	2,600

Net income (loss)	$35,652	$(60,750)

Income (loss) per common share
Basic:
Income (loss) from continuing operations before cumulative effect of a change in accounting for legal fees	$0.98	$(1.76)
Income from discontinued operations	0.00	0.00
Cumulative effect of a change in accounting for legal fees	-	0.07
Basic income (loss) per common share	$0.98	$(1.69)

Diluted:
Income (loss) from continuing operations before cumulative effect of a change in accounting for legal fees	$0.97	$(1.76)
Income from discontinued operations	0.00	0.00
Cumulative effect of a change in accounting for legal fees	-	0.07
Diluted income (loss) per common share	$0.97	$(1.69)

Weighted average common shares outstanding:
Basic:	36,242,860	36,020,850

Diluted:	41,358,265	36,020,850

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2006	2005

ASSETS

Current assets:
Cash and cash equivalents	$50,154	$70,906
Short-term investments	48,080	72,111
Accounts receivable, net of allowance for doubtful accounts of $4,571 and $3,665	66,583	49,242
Unbilled revenues	472	655
Prepayments and other current assets	18,997	13,993

Total current assets	184,286	206,907

Property, plant and equipment, net of accumulated depreciation of $263,419 and $175,215	677,487	705,908
Investment in unconsolidated entity	-	184,896
Intangible assets, net of accumulated amortization of $29,224 and $19,743	111,883	118,145
Long-term restricted investments	15,816	17,568
Deferred charges and other assets	13,345	20,516

Total assets	$1,002,817	$1,253,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2006	2005

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$18,218	$24,153
Advance billings and customer deposits	42,179	36,202
Accrued expenses and other	69,597	72,885
Accrued employee compensation and related expenses	15,610	17,365
Accrued exit costs	3,395	3,106
Current portion of long-term debt and capital lease obligations	881	3,648
Current liabilities of discontinued operations	1,380	1,422

Total current liabilities	151,260	158,781

Long-term debt and capital lease obligations, net of current portion	202,276	488,449
Other long-term liabilities	45,351	43,808

Total liabilities	398,887	691,038

Commitments and contingencies (note 12)

Stockholders' equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 37,103,211 and 36,825,941 shares issued and outstanding	364	360
Committed stock, par value $0.01, 625,099 and 797,938 shares committed	6	8
Committed capital in excess of par	24,399	25,549
Additional paid-in-capital	684,619	669,762
Treasury stock, 56,992 shares at cost at June 30, 2006	(1,394)	-
Accumulated deficit	(104,148)	(139,800)
Accumulated other comprehensive income	84	7,023

Total stockholders' equity	603,930	562,902

Total liabilities and stockholders' equity	$1,002,817	$1,253,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six months ended June 30,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$35,652	$(60,750)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations	(3)	(48)
Loss on early extinguishment of debt	19,252	-
Accretion of discounted debt	1,663	-
Non-cash interest	-	2,222
Amortization of deferred financing costs	765	1,133
Non-cash stock based compensation	9,666	-
Non-cash issuance of warrants	-	564
Gain on sale of investment in unconsolidated entity	(125,377)	-
Loss (gain) on sale of assets	1,864	(2,723)
Depreciation and amortization	99,460	91,932
Provision for doubtful accounts	5,214	4,512
Cumulative effect of a change in accounting for legal fees	-	(2,600)
Impairments (recoveries), exit costs and restructuring	2,609	(613)

	50,765	33,629

Net change in certain assets and liabilities, net of business acquisitions
Accounts receivable and unbilled revenues	(14,088)	(322)
Accounts payable	(6,825)	(9,370)
Accrued expenses	(16,090)	(3,424)
Unearned revenue, advanced billing and customer deposits	5,977	164
Other assets and liabilities	(5,772)	4,174

	(36,798)	(8,778)

Net cash provided by continuing operations	13,967	24,851

Net cash used in discontinued operations	(42)	(48)

Net cash provided by operating activities	13,925	24,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from investing activities:
Additions to property, plant and equipment	$(32,092)	$(24,018)
Investment in acquisition	(37,260)	-
Decrease in short-term investments	23,987	95,856
Proceeds from sale of assets	326	4,440
Proceeds from sale of investment in unconsolidated entity	307,467	-
Decrease in investments restricted for debt service	1,752	3,406

Net cash provided by investing activities	264,180	79,684

Cash flows from financing activities:
Repayment of long-term debt	(365,297)	(1,650)
Payment of debt issuance costs	(4,412)	-
Debt proceeds	75,000	-
Premium on repayment of long-term debt	(6,488)	-
Payments of capital lease obligations	(306)	(298)
Proceeds from the exercise of stock options	4,040	-
Purchase of treasury stock	(1,394)	-

Net cash used in financing activities	(298,857)	(1,948)

Net (decrease) increase in cash and cash equivalents	(20,752)	102,539
Cash and cash equivalents at beginning of period	70,906	54,351

Cash and cash equivalents at end of period	$50,154	$156,890

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$13,731	$12,732

Income taxes	$7,467	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

RCN Corporation is one of the largest facilities-based competitive providers of bundled cable, high-speed internet and phone services delivered over its own fiber-optic local network to residential and small business customers in some of the most densely populated markets in the U.S. RCN Business Solutions also provides bulk video, high-capacity data and voice services to a growing number of business customers. RCN provides service in the Boston, New York, eastern Pennsylvania, Chicago, San Francisco, Washington, D.C. and Los Angeles metropolitan markets.

The accompanying unaudited condensed consolidated financial statements of RCN have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q (the “Report”). Accordingly, some information and footnote disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements have been condensed or omitted. These consolidated financial statements include the accounts of RCN and its consolidated subsidiaries. All intercompany transactions and balances among consolidated entities have been eliminated.

In the opinion of RCN’s management, the unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the three months ended June 30, 2006 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements filed with the SEC and notes thereto included in the Company’s amended Annual Report on Form 10-K for the year ended December 31, 2005, filed on April 10, 2006.

Bankruptcy

On December 21, 2004, RCN emerged from Bankruptcy (the “Effective Date”) and adopted “fresh start” accounting in accordance with the American Institute of Certified Public Accountants Statement of Position No. 90-7, “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). “Fresh start” accounting required RCN to re-value its assets and liabilities based upon their estimated fair values. Adopting “fresh start” accounting resulted in material adjustments to the historical carrying amount of RCN’s assets and liabilities. Reorganization adjustments were recorded to the consolidated balance sheet to reflect the discharge of debt and other obligations and the adoption of “fresh start” reporting. RCN, with the help of its advisors, determined the reorganization value as defined in SOP 90-7. The reorganization value of RCN was allocated to its assets in conformity with the procedures specified by SFAS No. 141, “Business Combination” (“SFAS 141”).

Change in Accounting for Legal Fees

During the first quarter of 2005, the Company changed its method of accounting for legal fees related to legal actions directed against it. RCN previously accrued anticipated legal fees for these actions based on an estimate of fees that would be incurred if these actions were believed to require outside legal services. Management of the Company recognizes that there is a diversity of practice for accounting for legal fees and there is no clear preference for one method over another expressed in any authoritative accounting literature. Management believes that estimating fees for legal matters that can have many possible outcomes is inherently difficult and therefore believes it is preferable to accrue legal fees when the work is performed, consistent with the Company’s accounting for all other services. Management further believes this treatment is consistent with the definition of a liability in Financial Accounting Standards Concept Statement No. 6. In accordance with Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, the Company recorded the cumulative amount of the change in the three months ended March 31, 2005, resulting in a reversal of $2.6 million of expense recorded in previous periods. This change resulted in a decrease in net loss of $2.6 million or $0.07 per share for the three and six months ended June 30, 2005. Management discussed this change with RCN’s independent registered public accounting firm, who concurred with this change.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

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

Segment Reporting

RCN’s management views its business of providing video, data and voice communications services to residential and commercial customers as one business segment, and currently aggregates these revenue streams under the quantitative and qualitative thresholds defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Revenue Recognition

Revenues are recognized as earned when the services are rendered, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. Video, local and long distance telephone, high-speed data and dial-up revenues are recognized in the period service is provided. Installation fees charged to residential and small business customers are less than related direct selling costs and are therefore recognized in the period of installation. Installation fees charged to larger commercial accounts are generally recognized over the life of the contract.

Recently Issued Accounting Pronouncements

FIN No. 48

In July 2006, the Financial Accounting Standards Board (“FASB”)  issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly excludes income tax positions related to FASB Statement No. 5, Accounting for Contingencies. We will adopt the provisions of this statement beginning in the first quarter of 2007. We do not expect that the adoption of this statement will have a material impact on our consolidated financial position or results of operations.

SFAS No. 155

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our consolidated financial position or results of operations.

SFAS No. 156

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our consolidated financial position or results of operations.

2.	BUSINESS COMBINATIONS

In December 2005, RCN signed a definitive agreement to purchase Consolidated Edison Communications Holding Company, Inc. (“CEC”), the telecommunications subsidiary of Consolidated Edison, Inc. and paid a deposit of $2 million. On March 17, 2006 (“CEC Closing Date”), the acquisition was completed and the remaining $30 million of the purchase price, plus approximately $7 million in working capital and capital expenditure adjustments was paid. RCN retained independent appraisers to work with Management to determine the fair value of the property, plant and equipment and intangible assets acquired as required under SFAS 141. The following table summarizes the estimated fair value of assets acquired and liabilities assumed as of the CEC Closing Date:

(dollars in thousands)
Current assets	$7,244
Property and equipment	32,330
Other intangible assets	3,220
Other long-term assets	2,484
Total assets	45,278

Current liabilities	(4,374)
Long-term liabilities	(1,400)

Net assets acquired	$39,504

The $3.2 million of intangible assets consist of customer lists of $3.1 million and software of $0.1 million, and have estimated useful lives of four and three years, respectively.

3.	SALE OF INVESTMENT IN UNCONSOLIDATED ENTITY

RCN previously owned 48.93% interests in Megacable, S.A. de C.V. (“Megacable”), a cable television and high-speed data services provider in certain portions of Mexico, and Megacable Communicaciones de Mexico S.A. (“MCM”), a provider of local voice and high-speed data services in Mexico City. On March 23, 2006, RCN sold its interests in Megacable and MCM to Teleholding, S.A. de C.V. (“Teleholding”), a Mexican entity comprised of the majority shareholders of Megacable and MCM for net after tax proceeds of $300 million, resulting in a gain of $125.4 million. RCN used the proceeds to pay down debt as required under its various debt agreements.

4.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income for the Company consists of net income (loss), cumulative translation adjustments, and unrealized appreciation (depreciation) on investments:

	Three months ended June 30,
(dollars in thousands)	2006	2005
Net loss	$(25,310)	$(31,347)

Cumulative foreign currency translation gains	-	7,666
Unrealized appreciation on investments	7	37

Comprehensive loss	$(25,303)	$(23,644)

	Six months ended June 30,
(dollars in thousands)	2006	2005

Net income (loss)	$35,652	$(60,750)

Reversal of accumulated translation gains upon sale of the investment	(6,896)	-
Cumulative foreign currency translation gains	-	7,111
Unrealized (depreciation) appreciation on investments	(43)	113

Comprehensive income (loss)	$28,713	$(53,526)

The Company’s investments in Megacable and MCM were designated in Mexican pesos and accordingly, the Company’s investments were translated into US dollars at the exchange rate in effect on the last day of each reporting period. Any corresponding foreign currency translation gains or losses were then recorded on the balance sheet as a component of accumulated other comprehensive income. Upon the sale of the Company’s interests in Megacable and MCM in March 2006, all accumulated foreign currency translation gains were reversed against other comprehensive income.

5.	INCOME (LOSS) PER SHARE

On the Effective Date, the Company issued 36,020,850 shares of common stock, par value $0.01 per share, of which 4,101,806 shares were placed in a reserve to settle disputed claims against RCN that were outstanding as of the date of emergence. As of June 30, 2006, 625,099 shares remained in the reserve and are considered outstanding and included in the computation of basic EPS. After all outstanding claims are resolved, and the period for the Bankruptcy Court to reconsider its rulings on RCN’s objections to all claims expires, RCN will distribute the remaining reserved shares to its general unsecured creditors and former bond holders on a pro rata basis.

In accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”) the calculation of basic earnings per share (“EPS”) is computed by dividing the income available to common stockholders by the average weighted number of shares of common stock during the period. The weighted average shares used in the computation of basic EPS were 36,563,650 and 36,020,850 for the three months ended June 30, 2006 and 2005, respectively, and 36,242,860 and 36,020,850 for the six months ended June 30, 2006 and 2005, respectively.

The computation of weighted average shares outstanding for the dilutive EPS calculation includes the number of additional shares of common stock that would be outstanding if all dilutive potential common stock equivalents would have been issued. For the three and six months ended June 30, 2006, shares used in the computation of diluted EPS were 36,563,650 and 41,358,265, respectively. For the three and six months ended June 30, 2005, and the three months ended June 30, 2006, all potential common stock equivalents would have been antidilutive, so the average weighted common stock for the basic EPS computation is equal to the weighted average common stock for the diluted EPS computation for those periods.

The following table shows the securities outstanding at June 30, 2006 that could potentially dilute basic EPS in the future.

June 30, 2006
Options	3,379,283
Warrants	187,998
Shares issuable upon conversion of convertible debt	4,968,204
Unvested restricted stock	556,722
Total	9,092,207

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations:

	Three months ended June 30,
	2006	2005
(dollars in thousands, except share and per share amounts)

Net loss from continuing operations	$(25,310)	$(31,340)
Loss from discontinued operations, net of tax	-	(7)
Net loss	$(25,310)	$(31,347)

Weighted average shares outstanding -Basic and Diluted	36,563,650	36,020,850

Basic loss per share	$(0.69)	$(0.87)

Diluted loss per share	$(0.69)	$(0.87)

	Six months ended June 30,
	2006	2005
(dollars in thousands, except share and per share amounts)

Net income (loss) from continuing operations	$35,649	$(63,398)
Income from discontinued operations, net of tax	3	48
Cumulative effect of a change in accounting for legal fees	-	2,600
Net income (loss)	$35,652	$(60,750)

Interest expense on convertible Notes	4,409	-

Net income (loss) assuming conversion of convertible Notes	$40,061	$(60,750)

Weighted average shares outstanding-Basic	36,242,860	36,020,850

Incremental shares based on conversion of convertible Notes	4,968,204	-
Incremental shares due to unvested restricted stock grants	147,201	-

Weighted average shares outstanding-Diluted	41,358,265	36,020,850

Basic income (loss) per share:
Income (loss) before cumulative effect of a change in accounting for legal fees	$0.98	$(1.76)
Cumulative effect of a change in accounting for legal fees	-	0.07

Basic income (loss) per share	$0.98	$(1.69)

Diluted income (loss) per share:
Net income (loss) before cumulative effect of a change in accounting for legal fees	$0.97	$(1.76)
Cumulative effect of a change in accounting for legal fees	-	0.07

Diluted income (loss) per share	$0.97	$(1.69)

6.	IMPAIRMENTS, EXIT COSTS AND RESTRUCTURING

The total impairments, exit costs and restructuring charges are comprised of the following:

	Three months ended June 30,
(dollars in thousands)	2006	2005

Exit costs for excess facilities	$2,011	$7,187
Reversal of deferred rent	-	(10,376)
Recoveries	(786)	-
Severance and retention	161	-
Total	$1,386	$(3,189)

	Six months ended June 30,
(dollars in thousands)	2006	2005

Exit costs for excess facilities	$2,560	$9,766
Reversal of deferred rent	-	(10,376)
Recoveries	(786)	(3)
Severance and retention	835	-
Total	$2,609	$(613)

The Company continually reviews its facility requirements against lease obligations to identify excess space and opportunities to consolidate, exit or sublease excess facilities. As facilities are vacated, exit costs are recognized in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires the Company to offset the present value of its lease payments for the exited property against estimated sublease rental. RCN amortizes the liability for these facilities as an offset to rent expense, which is included in selling, general and administrative expense, over the remaining term of the lease. When the Company terminates or buys out of the lease, the payment is charged against the liability and/or the remaining liability is reversed into “Impairments (recoveries), exit costs and restructuring” expense. Changes in assumptions about lease rentals based on market conditions are recognized in “Impairments (recoveries), exit costs and restructuring” expense when made.

In the three months ended June 30, 2006, the Company exited a facility in Chicago, recording a liability of $1.4 million, and also exited its former headquarters facility in Princeton, NJ, recording an exit cost liability of $0.5 million. The Company exited a facility in Boston in the first quarter of 2006, recording a liability of $0.6 million.

As part of its emergence from bankruptcy, RCN recorded a “fresh start” liability for the excess of cost over fair value on all of its leased facilities. RCN amortizes the liability for these facilities as an offset to rent expense, which is included in selling, general and administrative expense, over the remaining term of the lease. When RCN exits a facility and accrues an exit cost liability, it reverses the remaining “fresh start” reserve established for that property in “Impairments (recoveries), exit costs and restructuring” expense. Similarly, when RCN amends a lease on one of these properties the reserve is reversed into “Impairments (recoveries), exit costs and restructuring” expense as the amended lease is assumed to reflect market rates and terms.

(dollars in thousands)	Lease cost/ Fair value reserve	Exit Costs

Balance, December 31, 2005	$9,561	$8,598

Additional accrued costs	-	2,404
Acquisition of CEC	1,400	-
Amortization	(735)	(1,034)
Reversals/Settlements	(104)	(1)

Balance, June 30, 2006	10,122	9,967

Less current portion	1,582	1,813

Long-term portion June 30, 2006	$8,540	$8,154

In connection with the acquisition of CEC (as discussed in note 2), it was determined that a lease for office space had unfavorable terms as compared to current market rates and accordingly, a fair value reserve totaling $1.4 million was recorded in the purchase price allocation. This liability will be amortized as an offset to rent expense over the remaining term of the lease. The current portion of these liabilities is included in accrued exit costs on the balance sheet and the long-term portion is included in other long-term liabilities.

In 2005, RCN announced that it would close its former headquarters facility in Princeton, NJ in April 2006. In connection with this transition, which is now complete, the Company incurred approximately $3.1 million in retention, severance, relocation and other expenses, $0.2 million and $0.8 million of which was recognized during the three and six months ended June 30, 2006, respectively, and $2.7 million of which was paid during the six months ended June 30, 2006.

RCN also announced a reduction in force in December 2005 in conjunction with plans to reduce its operating expenses. The Company recognized $1.1 million of expense in the fourth quarter of 2005 in severance and benefits for the terminated employees, most of which was paid during the six months ended June 30, 2006.

Activity related to these restructuring actions in 2006 is as follows:

(dollars in thousands)
Balance, December 31, 2005	$2, 813

Additional accrued costs	1,025
Payments	(3,750)

Balance, June 30, 2006	$88

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
(dollars in thousands)	2006	2005

Telecommunications plant	$778,541	$715,883
Computer equipment	52,199	47,774
Buildings, leasehold improvements and land	47,396	44,024
Furniture, fixtures and vehicles	28,154	25,404
Construction materials	20,347	19,546
Construction in process	13,744	27,967
Other	525	525
Total property, plant and equipment	940,906	881,123
Less accumulated depreciation	(263,419)	(175,215)
Property, plant and equipment, net	$677,487	$705,908

Depreciation expense was $43.7 million and $90.0 million for the three and six months ended June 30, 2006, respectively, and was $41.4 million and $82.3 million for the three and six months ended June 30, 2005, respectively.

8.	INTANGIBLE ASSETS

As of October 1, 2005, RCN conducted its annual impairment test of its indefinite-lived franchise rights agreements in accordance with SFAS 142. The Company used an income-based approach and discounted the cash flows attributable to its franchise rights to estimate their fair value. The impairment test indicated the franchise rights agreements were not impaired as of October 1, 2005. Intangible assets that have finite useful lives are amortized over their useful lives. Intangible assets consisted of the following at June 30, 2006 and December 31, 2005:

		(dollars in thousands)
	Estimated	June 30,	December 31,
	Useful Life	2006	2005

Trademarks/Tradenames	5 years	$13,753	$13,753
Customer lists	4 years	66,471	63,371
Franchise agreements	Indefinite	60,584	60,584
Software	3 years	300	180
		141,108	137,888

Less accumulated amortization		(29,225)	(19,743)

Total intangibles		$111,883	$118,145

Customer lists and software increased due to the acquisition of CEC as described in Note 2.

Amortization expense was $4.9 million and $9.5 million for the three and six months ended June 30, 2006, respectively, and was $4.8 million and $9.6 million for the three and six months ended June 30, 2005, respectively. Annual amortization expense for intangible assets currently in service is estimated to be $19.3 million for 2007, $18.8 million for 2008 and $3.6 million for 2009.

9.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations outstanding at June 30, 2006 and December 31, 2005 are as follows:

	June 30,	December 31,
(dollars in thousands)	2006	2005

First-Lien term loan	$75,000	$324,478
Second-Lien convertible Notes	125,000	125,000
Third-Lien term loan	-	39,155
Capital leases	3,157	3,464
Total	203,157	492,097

Due within one year	881	3,648

Total long-term debt	$202,276	$488,449

At June 30, 2006, contractual annual maturities of long-term debt and capital lease obligations over the next five years are as follows:

(dollars in thousands)
Contractual Maturities	Amount

For the twelve months ending June 30,
2007	$881
2008	895
2009	910
2010	927
2011	946
Thereafter	198,598

Total	$203,157

Less current portion	881

Long-term debt	$202,276

The following is a description of our debt and the significant terms contained in the related agreements.

Former First-Lien Credit Agreement

Prior to May 30, 2006, the Company’s outstanding obligations pursuant to a First-Lien Credit Agreement with Deutsche Bank, as Administrative Agent, and a group of syndicated lenders, originally entered into on the Effective Date (the “Former First-Lien Credit Agreement), consisted of a $330.0 million term loan, a $25.0 million line of credit, and a $32.0 million letter of credit facility. In March 2006, the Company repaid approximately $290 million of the term loan under the Former First-Lien Credit Agreement with the net proceeds from the sale of its investments in Megacable and MCM. As a result, during the first quarter of 2006, the Company recognized a loss on extinguishment of debt of $16.1 million, consisting of an early payment penalty of $5.8 million and the write-off of $10.3 million in deferred financing costs associated with the Former First-Lien Credit Agreement.

On May 30, 2006, in connection with entering into the new First Lien Credit Agreement, the Company repaid the full balance outstanding of approximately $34 million and retired the Former First- Lien Credit Agreement. As a result, during the second quarter of 2006, the Company recognized a loss on extinguishment of debt of $3.2 million, consisting of an early payment penalty of $0.7 million and the write-off of $2.5 million in deferred financing costs associated with the Former First-Lien Credit Agreement and also the repayment of the Third-Lien Term Loan discussed below.

First-Lien Credit Agreement

On May 30, 2006, the Company entered into a new First-Lien Credit Agreement, also with Deutsche Bank as Administrative Agent, and certain syndicated lenders party thereto (the “First-Lien Credit Agreement”). The First-Lien Credit Agreement provides for term loans to the Company in the aggregate principal amount of $75 million, and a $55 million line of credit, all of which can be used as collateral for letters of credit. The term loan bears interest at the Administrative Agent’s prime lending rate plus an applicable margin or at the Eurodollar rate plus an applicable margin, based on the type of borrowing elected by RCN. The rate at June 30, 2006 was 6.938%. The proceeds of the First-Lien Credit Agreement were used to repay all of the outstanding indebtedness under the Former First-Lien Credit Agreement as well as the Third-Lien Term Loan.

The $75 million of term loans mature in May 2013 provided that the maturity date shall be January 2012 if any obligations remain outstanding under the second-lien convertible Notes. In addition, the First-Lien Credit Agreement provides for the availability of a revolving line of credit in the aggregate amount of up to $55 million, substantially all of which is currently utilized for outstanding letters of credit. The obligations of the Company under the First-Lien Credit Agreement are guaranteed by all of its operating subsidiaries and are secured by substantially all of the Company’s assets.

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

Second-Lien Convertible Notes

On the Effective Date, RCN issued $125.0 million aggregate principal amount of 7.375% Convertible Second-Lien Notes due 2012 (the ”Notes”), which are convertible into shares of our common stock at a conversion price per share of $25.16, subject to certain adjustments. The Notes are governed by the indenture between us and HSBC Bank USA, as Indenture Trustee, dated December 21, 2004 (the “Second Lien Indenture”).

The Notes mature on June 21, 2012, subject, in certain instances, to earlier repayment in whole or in part. The Notes are guaranteed fully and unconditionally, jointly and severally, by all subsidiaries and the obligations under such guarantees, together with our obligations under the Notes, are secured by a second priority lien on substantially the same assets that secure the First-Lien Credit Agreement. The Convertible Notes are subordinate to the First-Lien Credit Agreement.

In connection with entering into the First Lien Credit Agreement, the Company also entered into an amendment to the Second-Lien Indenture providing for amendments to certain covenants contained therein to cause such covenants to correspond to the equivalent covenants contained in the First-Lien Credit Agreement.

The Company was in compliance with all covenants under the First-Lien Credit Agreement and Second-Lien Indenture as of June 30, 2006.

Third-Lien Term Loan

On the Effective Date, we amended and restated our Evergreen Credit Agreement by entering into an Amended and Restated Term Loan and Credit Agreement with HSBC Bank USA, National Association, as administrative agent and collateral agent, and certain lenders party thereto (the “Third-Lien Term Loan”).

On May 30, 2006, in connection with entering into the new First-Lien Credit Agreement, the Company repaid the full balance outstanding of approximately $41 million and retired the Third-Lien Term Loan.

10.	STOCKHOLDERS’ EQUITY AND STOCK PLANS

RCN Common Stock

On December 21, 2004, RCN issued 36,020,850 shares of Common Stock with a par value of $0.01 of which 31,919,044 were distributed to certain of its former bond holders and other general unsecured creditors on the date of emergence, and 4,101,806 shares were placed in reserve to settle disputed claims against RCN that were outstanding as of the date of emergence. These reserve shares and related claim amounts are classified as committed stock on the balance sheet. As these shares are distributed, RCN reclassifies the amount of the claims to additional paid-in capital. As of June 30, 2006, 625,099 shares remained in reserve to satisfy the remaining allowed claims. After all outstanding claims are resolved, and the period for the Bankruptcy Court to reconsider its rulings on RCN’s objections to all claims expires, RCN will distribute the remaining reserved shares to its general unsecured creditors and former bond holders on a pro rata basis.

As described more fully in Note 9, the Company has $125 million in Notes convertible into Common Stock at a conversion price of $25.16 per share. As of June 30, 2006, the Notes could have been converted into 4,968,204 shares of Common Stock.

RCN was authorized by the Plan of Reorganization to issue warrants to the former stockholders of RCN prior to December 21, 2004 to purchase an aggregate of 735,119 shares of Common Stock. Each warrant allows the holder to purchase one share of Common Stock for a price of $34.16. As of June 30, 2006, there were 187,998 of these warrants outstanding, which expire on December 21, 2006.

RCN Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes the APB’s Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R addresses the accounting for share-based compensation in which the Company receives employee services in exchange for RCN’s equity instruments. Under the standard, the Company is required to recognize compensation expense for share-based compensation issued to or purchased by employees, net of estimated forfeitures, using a fair value method. When estimating forfeitures, the Company considers voluntary termination behavior as well as actual option forfeitures. Any adjustments to the forfeiture rate result in a cumulative adjustment in compensation cost in the period the estimate is revised.

The RCN Stock Compensation Plan (the “Stock Plan”) allows for the issuance of up to 4,836,619 shares of the Company’s stock in the form of options to purchase Common Stock or restricted stock.

The following table summarizes the Company’s option activity during the six months ended June 30, 2006:

	Share Options	Weighted average exercise price per option	Weighted average fair value per option
Awards outstanding, December 31, 2005	3,433,951	$21.72	$10.96
Granted	523,950	26.32	13.63
Exercised	(207,241)	19.58	9.21
Forfeitures	(371,377)	20.38	10.54

Awards outstanding, June 30, 2006	3,379,283	$22.71	$11.52

The following table summarizes the Company’s outstanding and exercisable stock options as of June 30, 2006:

	Options Outstanding			Options Exercisable
Exercise price of options	Share options	Average remaining contractual life (Years)	Exercise price per option	As of June 30, 2006	Exercise price per option

$18.80	785,673	5.90	$18.80	197,795	$18.80
20.97	1,136,007	5.90	20.97	430,065	20.97
21.74	516,411	6.42	21.74	26,324	21.74
25.30	80,000	6.75	25.30	-	25.30
26.50	443,950	6.94	26.50	4,461	26.50
31.46	417,242	5.51	31.46	139,079	31.46

$18.80 - $ 31.46	3,379,283	6.09	$22.71	797,724	$22.32

The Company values its stock options using both the Black-Scholes and the Lattice Model valuation methods. Total compensation expense for these share-based payment arrangements, included in selling, general and administrative expense on the statement of operations was $3.7 million and $7.1 million during the three and six month periods ended June 30, 2006, respectively. Unamortized share-based compensation expense at June 30, 2006 totaled $26.5 million and will be amortized through the second quarter of 2009.

During the second quarter of 2006, non-employee directors were issued an aggregate grant of 50,000 shares of restricted stock that will vest in equal installments over three years in January 2007, 2008, and 2009. In addition, during the second quarter certain senior executives were granted 20,000 shares of restricted stock, which will vest in equal installments in March 2007, 2008, and 2009. During the three and six months ended June 30, 2006, the Company recorded expense of $0.8 million and $2.5 million, respectively, for the amortization of restricted stock grants, included in selling, general and administrative expense on the statement of operations. As of June 30, 2006, unamortized expense totaled $12.8 million and will be amortized through the first quarter of 2009.

Total compensation expense for share-based payment arrangements, included in selling, general and administrative expense, was $4.5 million and $9.7 million for the three and six months ended June 30, 2006, respectively. Stock based compensation expense was not recorded for the six-month period ended June 30, 2005 because no grants had been issued. The Company expects to record approximately $5.4 million in compensation expense included in selling, general and administrative expense per quarter for the remainder of 2006 related to its Stock Plan. As of June 30, 2006, there were 375,009 shares available for grant under the Stock Plan.

11.	INCOME TAXES

For the three and six months ended June 30, 2006, the Company’s provision for income taxes was $0 and $7.4 million, respectively, all of which was attributable to foreign taxes on the sale of the Company’s Megacable and MCM interests. For the three and six months ended June 30, 2005, the Company’s provision for income taxes was $0.4 million and $0.7 million, respectively, all of which was attributable to current earnings. The reversal of the related valuation allowance that existed at the fresh start date, which would have benefited earnings under SFAS No. 109, “Accounting for Income Taxes” is instead recorded as a reduction of intangibles. Once intangibles are reduced to zero, any remaining realization of pre-fresh start net deferred tax assets will be recorded as an increase to additional paid in capital. This treatment does not result in any change in liabilities to taxing authorities or in cash flows. In the fourth quarter of 2005, a deferred tax liability of $23.8 million was recorded to adjust the valuation allowance related to the tax accounting effects on an indefinite lived asset, which was recorded as a result of the implementation of "Fresh Start" accounting in accordance with SOP 90-7 in December 2004.

The Company’s domestic effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, foreign taxes, state income taxes and changes in the valuation allowance for deferred income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No benefit for federal income taxes has been recorded for the three and six months ended June 30, 2006 and 2005 as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss, was offset by a full valuation allowance because it is not considered more likely than not that these benefits will be realized due to the Company’s losses since inception.

12.	COMMITMENTS AND CONTINGENCIES

Total rental expense (net of sublease income), primarily for facilities, was $4.8 million and $4.6 million, for the three months ended June 30, 2006 and 2005, respectively. Total rental expense (net of sublease income), primarily for facilities, was $9.0 million and $8.7 million, for the six months ended June 30, 2006 and 2005, respectively. The increase is due primarily to the acquisition of CEC in March 2006.

RCN had outstanding letters of credit in an aggregate face amount of $48.9 million at June 30, 2006 of which $0.4 million is collateralized with restricted cash.

Litigation

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

In April 2005, the Bankruptcy Court permitted the filing of a consolidated class action complaint (the “Class Action Complaint”) in the United States District Court for the District of New Jersey against RCN Corporation and its current and former directors, officers, employee administrators, and managers, subject to the limitation that the plaintiffs would not be permitted to enforce a judgment against RCN in excess of any applicable RCN insurance coverage. The Class Action Complaint was filed on May 16, 2005.

In March 2006, the Class Action Complaint was dismissed as to all defendants, except for (a) RCN and certain former directors of RCN with respect to an alleged “failure to monitor” the Savings Plan, and (b) certain individuals who comprised the former administrative committee of the Savings Plan with respect to an alleged failure to prudently invest Savings Plan assets, in each case during late 2003 and early 2004 when the alleged breaches of fiduciary duty occurred. Discovery with respect to the remaining defendants is anticipated to commence in September 2006. Management of RCN believes that the claims of the plaintiffs are without merit and intends to defend such claims vigorously. If RCN were not to prevail in its defense of these claims, management believes that its applicable insurance coverage would offset any potential liability of RCN associated with the Class Action Complaint. If, however, any liability of the individual defendants arising from the Class Action Complaint were to exceed RCN’s insurance coverage limits, and such individuals were to successfully seek indemnification from RCN, RCN’s financial condition could be materially and adversely affected. At this stage of the litigation, RCN cannot reasonably estimate the amount of uninsurable loss, if any, that may result from this matter.

RCN is party to various other legal proceedings that arise in the normal course of business. In the opinion of management, none of these proceedings, individually or in the aggregate, are likely to have a material adverse effect on the financial position or results of operations or liquidity of RCN.

13.	GUARANTOR SUBSIDIARIES FINANCIAL STATEMENTS

The First-Lien Credit Agreement and the Notes are issued by the Company and are unconditionally guaranteed, jointly and severally, by all of the Company’s subsidiaries. The following tables set forth the consolidating financial statements of RCN Corporation (“Non-guarantor”) and its guarantor subsidiaries as of June 30, 2006 and December 31, 2005, and for the three and six months ended June 30, 2006 and 2005.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended June 30, 2006
(dollars in thousands)
(Unaudited)

	NonGuarantor	Guarantor	Eliminations	Consolidated

Revenues	$-	$157,295	$-	$157,295

Costs and expenses:
Direct expenses	-	50,263	-	50,263
Selling, general and administrative	4,920	70,237	-	75,157
Impairments, exit costs and restructurings	-	1,386	-	1,386
Depreciation and amortization	-	48,611	-	48,611

Operating loss	(4,920)	(13,202)	-	(18,122)

Investment income	-	1,335	-	1,335
Interest expense	(4,861)	(84)	-	(4,945)
Loss on sale of assets	-	(407)	-	(407)
Loss on early extinguishment of debt	(3,184)	-	-	(3,184)
Other income, net	-	13	-	13

Loss from continuing operations	(12,965)	(12,345)	-	(25,310)
Income tax expense	-	-	-	-

Net loss	$(12,965)	$(12,345)	$-	$(25,310)

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended June 30, 2005
( dollars in thousands)
(Unaudited)

	NonGuarantor	Guarantor	Eliminations	Consolidated

Revenues	$-	$141,426	$-	$141,426

Costs and expenses:
Direct expenses	-	50,722	-	50,722
Selling, general and administrative	373	70,549		70,922
Non-cash issuance of warrants	564	-	-	564
Impairments (recoveries), exit costs and restructurings	-	(3,189)	-	(3,189)
Depreciation and amortization	-	46,173		46,173

Operating loss	(937)	(22,829)	-	(23,766)

Investment (expense) income	(196)	1,549	-	1,353
Interest expense	(10,386)	-	-	(10,386)
Gain on sale of assets	-	1,240	-	1,240
Other (expense) income, net	(42)	563		521

Loss before income taxes, equity in consolidated entities and discontinued operations	(11,561)	(19,477)	-	(31,038)
Income tax expense (benefit)	6,443	(6,141)		302

Loss from continuing operations before equity in consolidated entities	(18,004)	(13,336)	-	(31,340)
Equity in consolidated entities	(13,343)	-	13,343	-
Loss from continuing operations	(31,347)	(13,336)	13,343	(31,340)

Loss from discontinued operations, net of tax	-	(7)	-	(7)

Net loss	$(31,347)	$(13,343)	$13,343	$(31,347)

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the six months ended June 30, 2006
( dollars in thousands)
(Unaudited)

	NonGuarantor	Guarantor	Eliminations	Consolidated

Revenues	$-	$300,907	$-	$300,907

Costs and expenses:
Direct expenses	-	100,200	-	100,200
Selling, general and administrative	10,344	136,508	-	146,852
Impairments recoveries, exit costs and restructurings	-	2,609	-	2,609
Depreciation and amortization	-	99,460	-	99,460

Operating loss	(10,344)	(37,870)	-	(48,214)

Investment income	-	3,092	-	3,092
Interest expense	(15,839)	(211)	-	(16,050)
Gain on sale of investment in unconsolidated entity	-	125,377	-	125,377
Loss on sale of assets	-	(1,864)	-	(1,864)
Loss on early extinguishment of debt	(19,252)	-	-	(19,252)
Other income, net	-	27	-	27

(Loss) income before income taxes, and discontinued operations	(45,435)	88,551	-	43,116
Income tax expense	-	7,467	-	7,467

(Loss) income from continuing operations	(45,435)	81,084	-	35,649
Income from discontinued operations, net of tax	-	3	-	3

Net (loss) income	$(45,435)	$81,087	$-	$35,652

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the six months ended June 30, 2005
( dollars in thousands)
(Unaudited)

	NonGuarantor	Guarantor	Eliminations	Consolidated

Revenues	$-	$282,235	$-	$282,235

Costs and expenses:
Direct expenses	-	101,770	-	101,770
Selling, general and administrative	498	137,029		137,527
Non-cash issuance of warrants	564	-	-	564
Impairments (recoveries), exit costs and restructurings	-	(613)	-	(613)
Depreciation and amortization	-	91,932		91,932

Operating loss	(1,062)	(47,883)	-	(48,945)

Investment income	-	2,516	-	2,516
Interest expense	(20,619)	-	-	(20,619)
Gain on sale of assets	-	2,723	-	2,723
Other (expense) income, net	(83)	1,691		1,608

Loss before income taxes, equity in loss of consolidated entities, discontinued operations, and cumulative effect of a change in accounting for legal fees	(21,764)	(40,953)	-	(62,717)
Income tax expense (benefit)	19,987	(19,306)		681

Loss from continuing operations before equity in loss of consolidated entities and cumulative effect of a change in accounting for legal fees	(41,751)	(21,647)	-	(63,398)
Equity in loss of consolidated entities	(18,999)	-	18,999	-

Loss from continuing operations before cumulative effect of a change in accounting for legal fees	(60,750)	(21,647)	18,999	(63,398)
Income from discontinued operations, net of tax	-	48	-	48

Loss before cumulative effect of a change in accounting for legal fees	(60,750)	(21,599)	18,999	(63,350)

Cumulative effect of a change in accounting for legal fees		2,600		2,600
Net loss	$(60,750)	$(18,899)	$18,999	$(60,750)

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2006
( dollars in thousands)
(Unaudited)

	NonGuarantor	Guarantor
	Financials	Financials	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$-	$50,154	$-	$50,154
Short-term investments	-	48,080	-	48,080
Accounts receivable from related parties	216,817	600,807	(817,624)	-
Accounts receivable, net of allowance	-	66,583	-	66,583
Unbilled revenues	-	472	-	472
Prepayments and other current assets	773	18,224	-	18,997

Total current assets	217,590	784,320	(817,624)	184,286

Property, plant and equipment, net	-	677,487	-	677,487
Investments in unconsolidated entities	1,156,656	-	(1,156,656)	-
Intangible assets, net	-	111,883	-	111,883
Long-term restricted investments	-	15,816	-	15,816
Deferred charges and other assets	6,141	7,204	-	13,345

Total assets	$1,380,387	$1,596,710	$(1,974,280)	$1,002,817

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2006
( dollars in thousands)
(Unaudited)

	NonGuarantor	Guarantor
	Financials	Financials	Eliminations	Consolidated

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3	$18,215	$-	$18,218
Accounts payable related parties	652,874	239,011	(891,885)	-
Advance billings and customer deposits	-	42,179	-	42,179
Accrued exit costs	-	3,395	-	3,395
Accrued expenses and other	5,417	79,790	-	85,207
Current portion of long-term debt and capital lease obligations	-	881	-	881
Current liabilities of discontinued operations	-	1,380	-	1,380

Total current liabilities	658,294	384,851	(891,885)	151,260

Long-term debt and capital lease obligations	199,250	3,026	-	202,276
Other long-term liabilities	-	45,351	-	45,351

Total liabilities	857,544	433,228	(891,885)	398,887

Stockholders' equity:
Common stock	364	-	-	364
Committed common stock	6	-	-	6
Committed capital in excess of par	24,399	-	-	24,399
Additional paid-in-capital	684,619	1,163,843	(1,163,843)	684,619
Treasury stock	(1,394)	-	-	(1,394)
Accumulated deficit	(185,235)	(445)	81,532	(104,148)
Accumulated other comprehensive income	84	84	(84)	84
Total stockholders' equity	522,843	1,163,482	(1,082,395)	603,930

Total liabilities and stockholders' equity	$1,380,387	$1,596,710	$(1,974,280)	$1,002,817

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2005
( dollars in thousands)
(Unaudited)

	NonGuarantor	Guarantor
	Financials	Financials	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$-	$70,906	$-	$70,906
Short-term investments	-	72,111		72,111
Accounts receivable from related parties	2,802	-	(2,802)	-
Accounts receivable, net of allowance	215,036	(165,794)	-	49,242
Unbilled revenues	-	655	-	655
Prepayments and other current assets	-	13,993	-	13,993

Total current assets	217,838	(8,129)	(2,802)	206,907

Property, plant and equipment, net	-	705,908	-	705,908
Investments in joint ventures and equity securities	-	184,896	-	184,896
Investments in consolidated entities	1,089,334	-	(1,089,334)	-
Intangible assets, net	-	118,145	-	118,145
Long-term restricted investments	-	17,568	-	17,568
Deferred charges and other assets	14,814	5,702	-	20,516

Total assets	$1,321,986	$1,024,090	$(1,092,136)	$1,253,940

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2005
( dollars in thousands)
(Unaudited)

	NonGuarantor	Guarantor
	Financials	Financials	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$265,430	$(241,277)	$-	$24,153
Accounts payable to related parties	-	2,802	(2,802)	-
Advance billings and customer deposits	-	36,202	-	36,202
Accrued exit costs	-	3,106	-	3,106
Accrued expenses and other	5,020	85,230	-	90,250
Current portion of long-term debt and capital lease obligations	3,278	370	-	3,648
Current liabilities of discontinued operations	-	1,422	-	1,422

Total current liabilities	273,728	(112,145)	(2,802)	158,781

Long-term debt and capital lease obligations	485,356	3,093	-	488,449
Other long-term liabilities	-	43,808	-	43,808

Total liabilities	759,084	(65,244)	(2,802)	691,038

Stockholders' equity:
Common stock	360	-	-	360
Committed common stock	8	-	-	8
Committed capital in excess of par	25,549	-	-	25,549
Additional paid-in-capital	669,762	1,163,843	(1,163,843)	669,762
Accumulated deficit	(139,800)	(81,532)	81,532	(139,800)
Accumulated other comprehensive income	7,023	7,023	(7,023)	7,023
Total stockholders' equity	562,902	1,089,334	(1,089,334)	562,902
Total liabilities and stockholders' equity	$1,321,986	$1,024,090	$(1,092,136)	$1,253,940

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2006
( dollars in thousands)
(Unaudited)

	NonGuarantor	Guarantor
	Financials	Financials	Eliminations	Consolidated

Cash flows from operating activities
Net (loss) income	$(45,435)	$81,087	$-	$35,652

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Income from discontinued operations	-	(3)	-	(3)
Write-off of deferred financing cost	19,252	-	-	19,252
Accretion of discounted debt	1,663	-	-	1,663
Amortization of financing costs	765	-	-	765
Non-cash stock based compensation	9,666	-	-	9,666
Gain on sale of investment in unconsolidated entity	-	(125,377)	-	(125,377)
Loss on sale of assets	-	1,864	-	1,864
Depreciation and amortization	-	99,460	-	99,460
Provision for doubtful accounts	-	5,214	-	5,214
Impairments, exit costs and restructuring charges	-	2,609	-	2,609

	(14,089)	64,854	-	50,765

Net change in certain assets and liabilities, net of business acquisitions
Accounts receivable and unbilled revenues	-	(14,088)	-	(14,088)
Accounts payable	-	(6,825)	-	(6,825)
Accrued expenses	-	(16,090)	-	(16,090)
Accounts receivable for related parties	286,901	(286,901)	-	-
Unearned revenue, advanced billing and customer deposits	-	5,977	-	5,977
Other assets and liabilities	-	(5,772)	-	(5,772)
	286,901	(323,699)	-	(36,798)

Net cash provided by (used in) continuing operations	272,812	(258,845)	-	13,967
Cash used in discontinued operations	-	(42)	-	(42)

Net cash provided by (used in) operating activities	$272,812	$(258,887)	$-	$13,925

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2006
( dollars in thousands)
(Unaudited)

	NonGuarantor	Guarantor
	Financials	Financials	Eliminations	Consolidated

Cash flows from investing activities:
Additions to property, plant and equipment	$-	$(32,092)	$-	$(32,092)
Investment in acquisition	-	(37,260)	-	(37,260)
Decrease in short-term investments	23,987	-	-	23,987
Proceeds from sale of assets	-	326	-	326
Proceeds from sale of investment in unconsolidated entity	-	307,467	-	307,467
Decrease in investments restricted for debt service	1,752	-	-	1,752

Net cash provided by investing activities	25,739	238,441	-	264,180

Cash flows from financing activities:
Repayment of long-term debt	(365,297)	-	-	(365,297)
Payment of debt issuance costs	(4,412)	-	-	(4,412)
Debt proceeds	75,000	-	-	75,000
Payment of debt issuance costs	(6,488)	-	-	(6,488)
Payments of capital lease obligations	-	(306)	-	(306)
Proceeds from the exercise of stock options	4,040	-	-	4,040
Purchase of treasury stock	(1,394)	-	-	(1,394)

Net cash used in financing activities	(298,551)	(306)	-	(298,857)

Net decrease in cash and cash equivalents	-	(20,752)	-	(20,752)
Cash and cash equivalents at beginning of period	-	70,906	-	70,906

Cash and cash equivalents at end of period	$-	$50,154	$-	$50,154

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2005
( dollars in thousands)
(Unaudited)

	NonGuarantor	Guarantor
	Financials	Financials	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(60,750)	$(18,999)	$18,999	$(60,750)

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income from discontinued operations	-	(48)	-	(48)
Non-cash interest	-	2,222	-	2,222
Amortization of deferred financing costs	1,133	-	-	1,133
Non-cash issuance of warrants	-	564	-	564
Gain on sale of assets	-	(2,723)	-	(2,723)
Depreciation and amortization	-	91,932	-	91,932
Provision for doubtful accounts	-	4,512	-	4,512
Equity in income of consolidated entities	18,999	-	(18,999)	-
Impairments (recoveries), exit costs and restructuring charges	-	(613)	-	(613)
Cumulative effect of a change in accounting for legal fees	-	(2,600)	-	(2,600)
	(40,618)	74,247	-	33,629
Net change in certain assets and liabilities, net of business acquisitions
Accounts receivable and unbilled revenues	-	(322)	-	(322)
Accounts payable	-	(9,370)	-	(9,370)
Accrued expenses	-	(3,424)	-	(3,424)
Accounts receivable for related parties	42,276	(42,276)	-	-
Unearned revenue, advanced billing and customer deposits	-	164	-	164
Other assets and liabilities	-	4,174	-	4,174
Net cash provided by continuing operations	1,658	23,193	-	24,851

Net cash used in discontinued operations	-	(48)	-	(48)
Net cash provided by operating activities	$1,658	$23,145	$-	$24,803

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2005
( dollars in thousands)
(Unaudited)

	NonGuarantor	Guarantor
	Financials	Financials	Eliminations	Consolidated

Cash flows from investing activities:
Additions to property, plant and equipment	$-	$(24,018)	$-	$(24,018)
Decrease in short-term investments	-	95,856	-	95,856
Proceeds from sale of assets	-	4,440	-	4,440
Decrease in investments restricted for debt service	-	3,406	-	3,406
Net cash provided by investing activities	-	79,684	-	79,684

Cash flows from financing activities:
Repayment of long-term debt	(1,650)	-	-	(1,650)
Payment of capital lease obligations	-	(298)	-	(298)
Net cash used in financing activities	(1,650)	(298)	-	(1,948)

Net increase in cash and cash equivalents	8	102,531	-	102,539
Cash and cash equivalents at beginning of period	779	53,572		54,351

Cash and cash equivalents at end of period	$787	$156,103	$-	$156,890

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes for the six months ended June 30, 2006 contained in this Quarterly Report on Form 10-Q, and with the audited financial statements and notes thereto included in our amended Annual Report on Form 10-K for the year ended December 31, 2005 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC” or the “Commission”) on April 10, 2006.

Cautionary Statement Regarding Forward-Looking Statements

Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the current views of RCN with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, RCN also provides forward-looking statements in other materials RCN releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in RCN’s Annual Reports on Form 10-K and 10-K/A, Quarterly Reports of Form 10-Q and Current Reports on Form 8-K filed with the SEC.

Such forward-looking statements are and will be subject to many risks, uncertainties and factors which may cause its actual results to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause RCN’s actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•	the ability to operate in compliance with the terms of its financing facilities (particularly the financial covenants);
•	the ability to maintain adequate liquidity and produce sufficient cash flow to meet RCN’s capital expenditure plans;
•	the ability to attract and retain qualified management and other personnel;
•	the number of potential customers in a target market and the ability to achieve targeted penetration and average subscriber revenue levels;
•	changes in the competitive environment in which RCN operates;
•	changes in government and regulatory policies;
•	the ability to obtain regulatory approvals and to maintain approvals or franchises previously granted;
•	uncertainty relating to economic conditions generally and in particular affecting the markets in which RCN operates;
•	pricing and availability of equipment, materials, inventory and programming;
•	the ability to meet the requirements in its franchise agreements;
•	the ability to complete acquisitions or divestitures and to integrate any business or operation acquired;
•	the ability to enter into strategic alliances or other business relationships;
•	the ability to overcome significant operating losses;
•	the ability to reduce costs;
•	the ability to develop RCN’s products and services and to penetrate existing and new markets;
•	technological developments and changes in the industry; and
•	the risks discussed in Part 1, Item 1A “Business-Risk Factors” in the Annual Report.

Statements in this Report and the exhibits to this Report should be evaluated in light of these important factors. RCN is not obligated to, and undertakes no obligation to, publicly update any forward-looking statement due to actual results, changes in assumptions, new information or as the result of future events.

Overview

We are one of the largest facilities-based competitive providers of bundled cable, high-speed internet and phone services delivered over its own fiber-optic local network to residential and small business customers in some of the most densely populated markets in the U.S. RCN Business Solutions also provides bulk video, high-capacity data and voice services to a growing number of business customers. RCN provides service in the Boston, New York, eastern Pennsylvania, Chicago, San Francisco, Washington, D.C. and Los Angeles metropolitan markets.

The consolidated financial statements include the accounts of RCN and its consolidated subsidiaries. All intercompany transactions and balances among consolidated entities have been eliminated.

Segment Reporting

RCN’s management views its business of providing video, data and voice communications services to residential and customers as one business segment, and currently aggregates these revenue streams under the quantitative and qualitative thresholds defined in SFAS No. 131, “ Disclosures about Segments of an Enterprise and Related Information.”

Key Performance Indicators

Presented below are certain key financial and statistical measures that we consider important in managing and assessing our business and financial performance. These measures are set forth below for convenience only and each of these measures should be considered in the context of our complete financial statements and the analysis and discussion described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Key customer performance measures are Revenue Generating Units (“RGUs”), Average Revenue per Customer (“ARPC”), and Average RGUs per Customer. These metrics are closely monitored each month to track sales and revenue performance.

As discussed more fully in footnote (5) below, effective January 1, 2006, the Company changed its methodology for counting Customers and RGUs (as defined below). As a result of this change in methodology, Customer and RGU amounts reported prior to December 31, 2005 might not be comparable to those reported under the new methodology. RGUs and Customers as of December 31, 2005 reported below have been calculated under the new methodology. ARPC for the quarter ended December 31, 2005 has been calculated under the old methodology, because customer counts under the new methodology are not available prior to January 1, 2006, the effective date of the change. Based on our estimates of customer counts under the new methodology prior to the effective date of the change, we do not believe that the change in methodology would have a material impact on ARPC as previously reported.

	June 30, 2006	March 31, 2006	December 31, 2005

Voice RGUs [1,5]	271,000	271,000	274,000
Penetration	19.2%	19.3%	19.5%

Basic Video RGUs [1,5]	369,000	365,000	369,000
Penetration	26.2%	26.0%	26.3%

Data RGUs [1,5]	257,000	249,000	244,000
Penetration	18.3%	17.8%	17.4%

Total RGUs [1,5]	897,000	885,000	887,000

Customers [2,5]	418,000	416,000	419,000

Average Revenue Per Customer [3]	$109	$106	$103

Average RGUs Per Customer [4]	2.1	2.1	2.1

(1) RGUs are all video, high-speed data, and voice connections provided to residential households and businesses. Dial-up Internet and long distance voice services are not included. Additional telephone lines are each counted as a RGU, but additional room hook-ups for video service are not counted. For bulk arrangements in residential multiple dwelling units (“MDUs”), the number of RGUs is based on the number of video, high-speed data and voice connections provided and paid for in that MDU. Commercial structures such as hotels and offices are counted as one RGU regardless of how many units are in the structure. Delinquent accounts are generally disconnected and no longer counted as RGUs after a set period of time in accordance with our credit and disconnection policies. RGUs may include customers receiving some services for free or at a reduced rate in connection with promotional offers or bulk arrangements. RGUs provided free of charge under courtesy account arrangements are not counted, but additional services paid for are counted. Voice, basic video and data penetration is the number of RGUs for that service divided by the number of marketable homes, expressed as a percentage.

(2) A “Customer” is a residential household or business that has at least one paid video, high-speed data or local voice connection. Customers with only Dial-up Internet or long distance voice service are not included. For bulk arrangements in residential MDUs, each unit for which service is provided and paid for is counted as a Customer. Commercial structures such as hotels and offices are counted as one Customer regardless of how many units are in the structure. Delinquent accounts are generally disconnected and no longer counted as Customers after a set period of time in accordance with our credit and disconnection policies.

(3) Average Revenue per Customer is total revenue for a given monthly period (excluding Dial-up Internet, reciprocal compensation and certain commercial revenue) divided by the average number of Customers for the period.

(4) Average RGUs per Customer is the total number of RGUs divided by the number of Customers.

(5) Effective for periods ending after December 31, 2005, the Company changed its methodology for counting Customers and RGUs. Previously, certain commercial Customers and certain residential Customers in bulk MDU arrangements were not counted. In addition, certain dormitories and other commercial buildings are now counted as only one Customer and one RGU.

Results of Operations

The financial information presented in this report comprises the unaudited condensed consolidated financial information for the three and six months ended June 30, 2006 and 2005.

Approximately 94% of our revenue for the six months ended June 30, 2006 is attributable to recurring monthly charges for services provided to residential and commercial customers. The remaining 6% of our revenue is attributable to charges for usage-based services.

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

Revenues

Revenue increased $15.9 million, or 11.2%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, and increased $18.7 million, or 6.6%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase was primarily due to increases in Commercial revenue for the three months and six months ended June 30, 2006, of $13.9 million and $16.9 million, respectively. The increase in Commercial revenue was primarily due to the acquisition of CEC completed on March 17, 2006.

Core residential revenue increased $4.1 million, or 3.2%, for the three months ended June 30, 2006, and increased $6.5 million, or 2.5%, for the six months ended June 30, 2006. The increase was primarily due to an increase in Average Revenue per Customer (ARPC), which resulted in increased revenue of $5.7 million and $11.4 million for the three and six-month periods ended June 30, 2006. The improvement in ARPC was driven by price increases and an increase in Average RGUs per Customer due to higher cable modem penetration offset partly by a decline in voice penetration and average revenue earned from voice subscribers. Offsetting the increase in ARPC was a decline in average customers compared to the same periods in 2005, which resulted in decreases in revenue of $1.6 million and $5.0 million for the three and six-month periods ended June 30, 2006, respectively. During the three month period ended June 30, 2006, customers increased by approximately 2,000.

Dial-up revenue decreased for the three and six month periods ended June 30, 2006, by $1.8 million and $3.7 million, respectively, as the number of dial-up customers continued to decline. Reciprocal compensation revenue, which is impacted to a large degree by dial-up service, decreased for the three and six-month periods ended June 30, 2006, by $0.4 million and $1.0 million, respectively.

	Revenue
	For the three months ended June 30,
			Fav/(unfav)
	2006	2005	Variance	Var %

Video	$65,659	$63,789	$1,870	2.9%
Data	31,988	27,381	4,607	16.8%
Voice	32,583	35,681	(3,098)	-8.7%
Other	2,019	1,254	765	61.0%
Total Core Residential	$132,249	$128,105	$4,144	3.2%

Commercial	20,587	6,656	13,931	209.3%
Dial-Up	3,361	5,136	(1,775)	-34.6%
Recip Comp / Other	1,098	1,529	(431)	-28.2%
Total	$157,295	$141,426	$15,869	11.2%

	Revenue
	For the six months ended June 30,
			Fav/(unfav)
	2006	2005	Variance	Var %

Video	$129,592	$125,528	$4,064	3.2%
Data	61,532	54,207	7,325	13.5%
Voice	66,654	72,059	(5,405)	-7.5%
Other	3,656	3,171	485	15.3%
Total Core Residential	$261,434	$254,965	$6,469	2.5%

Commercial	29,939	13,075	16,864	129.0%
Dial-Up	7,134	10,833	(3,699)	-34.1%
Recip Comp / Other	2,400	3,362	(962)	-28.6%
Total	$300,907	$282,235	$18,672	6.6%

Direct Expenses

Direct expenses decreased $0.5 million, or 0.9%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 and decreased $1.6 million, or 1.5%, for the six months ended June 30, 2006. The decreases were primarily due to settlements with providers of our voice and data network services. Total settlements for the three and six month periods ended June 30, 2006, were $5.2 million and $6.8 million, respectively. Total settlements for the three and six month periods ended June 30, 2005, were $0 and $0.9 million, respectively. Voice and data network costs, excluding the impact of the settlements, increased $3.2 million for the three months ended June 30, 2006, and increased $1.7 million for the six months ended June 30, 2006. The increases were due to the acquisition of CEC but were partly offset by more favorable contract pricing from vendors and network optimization. Video direct costs for the three and six month periods ended June 30, 2006 increased $1.5 million and $2.6 million, respectively, due to increases in the average programming cost per subscriber, offset partly by a decline in video RGUs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased $4.2 million, or 6.0%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 and increased $9.3 million, or 6.8%, for the six months ended June 30, 2006. The increases were primarily due to stock based compensation recorded in 2006 and the acquisition of CEC. Stock based compensation was not recorded for the six-month period ended June 30, 2005 because no grants had been issued. Excluding the impact of stock based compensation, the acquisition of CEC and a credit included in the six months ended June 30, 2005 related to transition services reimbursements received from the purchaser of our Carmel cable system, SG&A decreased $6.3 million, or 8.8%, for the three months ended June 30, 2006, and decreased $8.1 million, or 5.8%, for the six months ended June 30, 2006.

The most significant contributor to the decline for the three months ended June 30, 2006 was a $2.2 million reduction in legal and litigation costs due to a reduction in activity related to litigation and SEC filings. Employee related expenses declined $2.0 million over the same period due to an approximate 10% reduction in average headcount. Billing costs declined $0.8 million resulting from investments in our billing platform in 2005. Other reductions related to insurance, bad debt, outside labor, network maintenance, facilities and other administrative costs totaled $2.6 million. Offsetting these declines were increases in outside labor, marketing and advertising, property taxes and other expenses totaling $1.3 million.

For the six months ended June 30, 2006, there was a $2.8 million reduction in legal and litigation costs and a $1.7 million reduction in billing costs. Employee related costs declined $2.1 million over the same period due to an approximate 8.0% reduction in average headcount. Other reductions related to insurance, property taxes, outside labor, network maintenance, facilities and other administrative costs totaled $3.7 million. Offsetting these declines were increases in outside labor, marketing and advertising, bad debt and other expenses totaling $2.2 million.

	SG&A
	For the three months ended June 30,
			Fav/(unfav)
	2006	2005	Variance	Var %

Network operations and construction	$26,514	$24,424	$(2,090)	-8.6%
Sales and marketing	14,141	12,036	(2,105)	-17.5%
Customer service	5,353	5,232	(121)	-2.3%
Operating, general and administrative	24,642	29,230	4,588	15.7%
Stock based compensation	4,507	-	(4,507)	-100.0%
Total	$75,157	$70,922	(4,235)	-6.0%

	SG&A
	For the six months ended June 30,
			Fav/(unfav)
	2006	2005	Variance	Var %

Network operations and construction	$49,323	$47,036	(2,287)	-4.9%
Sales and marketing	25,996	23,269	(2,727)	-11.7%
Customer service	11,176	10,569	(607)	-5.7%
Operating, general and administrative	50,691	56,653	5,962	10.5%
Stock based compensation	9,666	-	(9,666)	-100.0%
Total	$146,852	$137,527	(9,325)	-6.8%

Impairments, Exit Costs and Restructuring

The Company continually reviews its facility requirements against lease obligations to identify excess space and opportunities to consolidate, exit or sublease excess facilities. As facilities are vacated, exit costs are recognized in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires the Company to offset the present value of its lease payments for the exited property against estimated sublease rental. RCN amortizes the liability for these facilities as an offset to rent expense, which is included in selling, general and administrative expense, over the remaining term of the lease. When the Company terminates or buys out of the lease, the payment is charged against the liability and/or the remaining liability is reversed into “Impairments (recoveries), exit costs and restructuring” expense. Changes in assumptions about lease rentals based on market conditions are recognized in “Impairments (recoveries), exit costs and restructuring” expense when made.

In the three months ended June 30, 2006, the Company exited a facility in Chicago, recording a liability of $1.4 million, and also exited its former headquarters facility in Princeton, NJ, recording an exit cost liability of $0.5 million. The Company exited a facility in Boston in the first quarter of 2006, recording a liability of $0.6 million. During the three and six months ended June 30, 2006, we amortized $0.7 million and $1.2 million, respectively, of this exit cost as a reduction to rent expense in selling, general, and administrative expense.

As part of its emergence from bankruptcy, RCN recorded a “fresh start” liability for the excess of cost over fair value on all of its leased facilities. RCN amortizes the liability for these facilities as an offset to rent expense, which is included in selling, general and administrative expense, over the remaining term of the lease. When RCN exits a facility and accrues an exit cost liability, it reverses the remaining “fresh start” reserve established for that property in “Impairments (recoveries), exit costs and restructuring” expense. Similarly, when RCN amends a lease on one of these properties the reserve is reversed into “Impairments (recoveries), exit costs and restructuring” expense, as the amended lease is assumed to reflect market rates and terms. During the three and six months ended June 30, 2006, we amortized $0.3 million and $0.7 million, respectively, of this liability as a reduction to rent expense in selling, general and administrative expense.

In 2005, the Company announced that it would close its former headquarters facility in Princeton, NJ in April 2006. In connection with this transition, which is now complete, the Company incurred approximately $3.1 million in retention, severance, relocation and other expenses, $0.2 million and $0.8 million of which was recognized during the three and six months ended June 30, 2006, respectively.

We also announced a reduction in force in December 2005 in conjunction with plans to reduce our operating expenses. The Company recognized $1.1 million of expense in the fourth quarter of 2005 in severance and benefits for the terminated employees, most of which was paid during the six months ended June 30, 2006.

Depreciation and Amortization

Depreciation and amortization expense increased $2.4 million, or 5.3%, to $48.6 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. This increase was primary due to the inclusion of the fixed assets and intangibles of CEC. Depreciation and amortization expense increased $7.5 million, or 8.2%, to $99.5 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The net increase is due primarily to (i) $2.8 million of accelerated depreciation expense related to the adjustment of the remaining lives of leasehold improvements and other fixed assets in the former headquarters, which the Company closed in April 2006, and (ii) the inclusion of fixed assets and intangibles of CEC and projects placed into service late in 2005 and the first quarter of 2006.

Investment Income

Investment income was $1.3 million for both the three-month periods ended June 30, 2006 and June 30, 2005. A decline in the average cash and short-term investments balance was offset by an increase in the overall rate of return earned on investments. Investment income increased $0.6 million to $3.1 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due to an increase in the overall rate of return earned on investments offset partly by a decline in the average cash and short-term investments balance.

Interest Expense

Interest expense decreased by $5.4 million, or 52.4%, to $4.9 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Interest expense decreased by $4.6 million, or 22.2%, to $16.1 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This decrease is primarily due to the reduction in our outstanding debt of nearly $300 million, and also the reduction in our weighted average interest rate (as a result of the refinancing completed in May, 2006), offset slightly by increases in LIBOR.

Loss on Early Extinguishment of Debt

In connection with the repayment of our Former First-Lien Credit Agreement and Third-Lien Term Loan, the Company recognized a loss on extinguishment of debt of $3.2 million and $19.3 million during the three and six-month periods ended June 30, 2006, respectively. The losses recognized consisted of early payment penalties of $0.7 million and $6.5 million and the write-off of deferred financing costs of $2.5 million and $12.8 million during the three and six-month periods ended June 30, 2006, respectively.

Liquidity and Capital Resources

	( dollars in thousands)
	June 30,	June 30,
	2006	2005

Cash, cash equivalents and short-term investments	$98,234	$170,647
Debt (including current maturities and capital lease obligations)	$203,157	$493,843

Cash Flow from Operating Activities

Net cash provided by operating activities was $13.9 million for the six months ended June 30, 2006, reflecting net income of $35.7 million and non-cash operating items of $15.1 million partially offset by a $36.8 million use of working capital. The use of cash in working capital was primarily due to an increase in CEC accounts receivable post-acquisition, due to transition-related billing delays, as well as an overall decrease in accounts payable and accrued expenses due to timing of payments. For the six months ended June 30, 2005, net cash provided by operations totaled $24.8 million reflecting a net loss of $60.8 million, $94.4 million in non-cash operating items, and an $8.8 million use of working capital.

Cash Flow from Investing Activities

Net cash provided by investing activities was $264.2 million for the six months ended June 30, 2006, driven primarily by $307.5 million in proceeds from the sale of our interests in Megacable and MCM, and a $25.7 million decrease in short-term investments and investments restricted for debt service, offset by $32.1 million in additions to property, plant and equipment, and $37.3 million for the purchase of Consolidated Edison Communication Holdings Company, Inc, and related costs. In comparison, net cash provided by investing activities for the six months ended June 30, 2005 was $79.7 million, reflecting a $99.3 million decrease in short-term investments and investments restricted for debt service and $4.4 million in proceeds from sales of assets, partly offset by additions to property, plant and equipment of $24.0 million.

Cash Flow from Financing Activities

Net cash used in financing activities was $298.9 million for the six months ended June 30, 2006, driven primarily by $372.1 million in repayments under our Former First-Lien Credit Agreement, Third-Lien Term Loan and capital lease obligations (including $6.5 million in prepayment penalties), and $1.4 million in treasury stock purchases, offset by net proceeds of $70.6 million from the new First-Lien Credit Agreement and $4.0 million in proceeds from stock option exercises. In comparison, cash used in financing activities for the six months ended June 30, 2005 was $1.9 million reflecting mandatory principal repayments under our Former First-Lien Credit Agreement and capital lease obligations.

We believe that our available cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to fund our existing operations, planned capital spending and other commitments for at least the next twelve months.

From time to time, we may evaluate certain strategic actions that would enhance our value, including selling assets and acquiring or merging with another entity. Under the terms of our current debt agreements, the proceeds of asset sales are required, with certain exceptions, to be used to pay down debt in order of seniority. Certain acquisitions or mergers would require approval of our current lenders and in certain cases, our current stockholders. We have no assurance that our lenders and stockholders would give us approval to pursue acquisitions or mergers, nor can we be assured that we would be able to raise any funds necessary to undertake such acquisitions or mergers at terms favorable to us, if at all.

Letters of Credit

We have approximately $48.9 million of letters of credit as of June 30, 2006 relating to our workmen’s compensation and employee liability insurance policies, real estate lease obligations, right of way obligations, and license and permit obligations to governmental agencies. Approximately $0.4 million of these letters of credit are collateralized with restricted cash, as reflected in restricted investments in our condensed consolidated balance sheets.

Recent Accounting Pronouncements

FIN No. 48

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109", (“FIN48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly excludes income tax positions related to FASB Statement No. 5, Accounting for Contingencies. We will adopt the provisions of this statement beginning in the first quarter of 2007. We do not expect that the adoption of this statement will have a material impact on our consolidated financial position or results of operations.

SFAS No. 155

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our consolidated financial position or results of operations.

SFAS No. 156

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our consolidated financial position or results of operations.

Critical Accounting Judgments and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates that effect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and contingent liabilities. We base our judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis of making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a discussion of the critical accounting judgments and estimates we identified that we believe require significant judgment in the preparation of our consolidated financial statements, please refer to our 2005 Annual Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change to the information required under this item from what was disclosed in our amended Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.   Controls and Procedures

Conclusions Regarding Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to RCN, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to RCN’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

In re: RCN Corporation ERISA Litigation. In September 2004, as part of RCN’s Chapter 11 bankruptcy proceedings, certain participants and beneficiaries of the former RCN Savings and Stock Ownership Plan (the “Savings Plan”) asserted claims against RCN and its current and former directors, officers, employee administrators, and managers for alleged violations of the Employee Retirement Income Security Act of 1974 (as amended, “ERISA”). The plaintiffs generally alleged that the defendants breached their fiduciary duties by failing to properly manage and monitor the Savings Plan in light of the drop in the trading price of RCN’s then-outstanding common stock, which comprised a portion of the aggregate contributions made to the Savings Plan.

In April 2005, the Bankruptcy Court permitted the filing of a consolidated class action complaint (the “Class Action Complaint”) in the United States District Court for the District of New Jersey against RCN Corporation and its current and former directors, officers, employee administrators, and managers, subject to the limitation that the plaintiffs would not be permitted to enforce a judgment against RCN in excess of any applicable RCN insurance coverage. The Class Action Complaint was filed on May 16, 2005.

In March 2006, the Class Action Complaint was dismissed as to all defendants, except for (a) RCN and certain former directors of RCN with respect to an alleged “failure to monitor” the Savings Plan, and (b) certain individuals who comprised the former administrative committee of the Savings Plan with respect to an alleged failure to prudently invest Savings Plan assets, in each case during late 2003 and early 2004 when the alleged breaches of fiduciary duty occurred. Discovery with respect to the remaining defendants is anticipated to commence in September 2006. Management of RCN believes that the claims of the plaintiffs are without merit and intends to defend such claims vigorously. If RCN were not to prevail in its defense of these claims, management believes that its applicable insurance coverage would offset any potential liability of RCN associated with the Class Action Complaint. If, however, any liability of the individual defendants arising from the Class Action Complaint were to exceed RCN’s insurance coverage limits, and such individuals were to successfully seek indemnification from RCN, RCN’s financial condition could be materially and adversely affected. At this stage of the litigation, RCN cannot reasonably estimate the amount of uninsurable loss, if any, that may result from this matter.

RCN is party to various other legal proceedings that arise in the ordinary course of business. In the opinion of management, none of these proceedings, individually or in the aggregate, are likely to have a material adverse effect on the financial position or results of operations or liquidity of RCN.

Item 1A. Risk Factors

For a more detailed explanation of the factors affecting our business refer to the Risk Factors section in Item 1A of our 2005 Annual Report.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held on June 6, 2006, the stockholders elected seven directors to serve until the 2007 Annual Meeting of Stockholders and approved a management proposal to increase the number of shares of RCN common stock available for awards under the 2005 Stock Compensation Plan by 200,000 shares. In addition, shareholders ratified the Audit Committee of the Board’s selection of Friedman LLP to serve as the Company’s independent registered public accounting firm for fiscal 2006.

The table below shows the results of the shareholders’ voting:

Name of Director	Votes in Favor	Votes Withheld
James F. Mooney	34,312,733	52,773
Peter D. Aquino	34,337,191	77,231
Lee S. Hillman	34,280,511	109,453
Michael E. Katzenstein	34,216,807	173,157
Benjamin C. Duster IV	34,369,835	20,129
Daniel Tseung	34,211,762	178,202
Theodore H. Schell	34,216,828	173,136

Approval of Increase in Shares Available under 2005 Stock Compensation Plan (broker non-votes are disregarded for purposes of determining the approval of such proposal):

Votes in Favor	Votes Against	Abstentions	Broker Non-Votes
19,894,912	4,688,665	4,444	9,801,943

Ratification of Independent Registered Public Accounting Firm:

Votes in Favor	Votes Against	Abstentions	Broker Non-Votes
34,381,160	4,360	4,444	0

Item 5.   Other Information

Separation and Release Agreements

In connection with its reorganization of its senior executive management, the Company entered into (i) a Separation and Release Agreement, dated as of August 4, 2006, by and between the Company and Timothy James Dunne, the Company’s former Executive Vice President and Chief Technology Officer (the “Dunne Agreement”), and (ii) a Separation and Release Agreement, dated as of August 4, 2006, by and between the Company and Joseph Sorresso, the Company’s former Senior Vice President, Operations (the “Sorresso Agreement”).

Pursuant to the Dunne Agreement, Mr. Dunne is entitled to receive a severance payment equal to the aggregate of one year of his base salary and the prorated portion of his annual bonus earned through his date of separation. In addition, vested options to purchase the Company’s common stock previously awarded to Mr. Dunne shall remain outstanding through December 31, 2006, and unvested shares of restricted stock previously awarded to Mr. Dunne shall remain issued and outstanding through March 31, 2007. Pursuant to the Sorresso Agreement, Mr. Sorresso is entitled to receive a severance payment equal to the aggregate of six months of his base salary and the prorated portion of his annual bonus earned through his date of separation. In addition, vested options to purchase the Company’s common stock previously awarded to Mr. Sorresso shall remain outstanding through December 31, 2006.

Both the Dunne Agreement and the Sorresso Agreement contain provisions customary for executive separations, including provisions relating to (i) release of claims, (ii) noncompetition, (iii) nonsolicitation, (iv) nondisparagement, (v) transition assistance, and (vi) confidentiality.

Executive Restricted Stock Agreements

On June 6, 2006, the Compensation Committee of the Board of Directors approved the grant of 10,000 shares of restricted stock to each of Peter D. Aquino, the Company’s President and Chief Executive Officer, and Michael T. Sicoli, the Company’s Executive Vice President and Chief Financial Officer, pursuant to the Company’s 2005 Stock Compensation Plan as a one-time performance bonus. The Company entered into a Restricted Stock Agreement with each of Mr. Aquino and Mr. Sicoli in the form previously approved by the Company Compensation Committee and disclosed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 6, 2006, except that the grants of restricted stock made pursuant to the August Restricted Stock Agreements shall vest ratably over three years in March of 2007, 2008, and 2009.

Item 6.   Exhibits

2.1
Joint Plan of Reorganization of RCN Corporation and Certain Subsidiaries, dated as of December 21, 2004 (incorporated by reference to Exhibit 2.1 of RCN's Current Report on Form 8-K, filed on December 14, 2004).

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
4.1
Warrant Agreement, dated as of December 21, 2004, by and between RCN Corporation and HSBC Bank USA, National Association as Warrant Agent (incorporated by reference to Exhibit 4.1 of RCN's Current Report on Form 8-K filed on December 27, 2004).

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

4.5
First Supplemental Indenture, dated as of May 30, 2006, by and between RCN Corporation and HSBC Bank USA, National Association, as Trustee. (incorporated by reference to Exhibit 10.5 of RCN's Current Report on Form 8-K filed on May 30, 2006).

4.6
Registration Rights Agreement, dated as of December 21, 2004, by and between RCN Corporation and the Purchasers listed in Schedule I and Schedule II thereto (incorporated by reference to Exhibit 4.5 of RCN's Current Report on Form 8-K filed on December 27, 2004).

10.1	Separation and Release Agreement, dated as of August 4, 2006, by and between RCN Corporation and Timothy James Dunne.
10.2	Separation and Release Agreement, dated as of August 4, 2006, by and between RCN Corporation and Joseph Sorresso.
10.3	Restricted Stock Agreement, dated as of August 4, 2006, by and between RCN Corporation and Peter D. Aquino.
10.4	Restricted Stock Agreement, dated as of August 4, 2006, by and between RCN Corporation and Michael T. Sicoli.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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
Date: August 9, 2006
/s/ MICHAEL T. SICOLI
Michael T. Sicoli
Executive Vice President and Chief Financial Officer
Date: August 9, 2006