Form 10-Q
period 2006-09-30
RCN CORP /DE/
filed 2006-11-09
CIK 1041858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐   No ☒

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☒   No ☐

The number of shares of the Registrant’s common stock, par value of $0.01 per share, outstanding at November 3, 2006 was 37,294,794.

RCN CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(unaudited)

	Three months ended September 30,
	2006	2005

Revenues	$149,688	$131,223
Costs and expenses:
Direct expenses	49,278	45,280
Selling, general and administrative (including stock based compensation of $4,287 and $3,974)	71,289	67,827
Impairments, exit costs and restructuring	1,288	4,310
Depreciation and amortization	47,813	47,094

Operating loss	(19,980)	(33,288)

Investment income	1,347	1,491
Interest expense	(4,295)	(10,712)
(Loss) gain on sale of assets	(47)	35
Other income, net	3	853

Loss before income taxes and discontinued operations	(22,972)	(41,621)

Income tax expense	-	14

Loss from continuing operations	(22,972)	(41,635)

Income (loss) from discontinued operations, net of tax of $0	141	(462)

Net loss	$(22,831)	$(42,097)

Loss per share
Basic and diluted:
Loss from continuing operations	$(0.63)	$(1.16)
Loss from discontinued operations	-	(0.01)
Basic and diluted loss per share	$(0.62)	$(1.17)

Weighted average shares outstanding - basic and diluted	36,559,870	36,022,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(unaudited)

	Nine months ended September 30,
	2006	2005

Revenues	$434,863	$398,345
Costs and expenses:
Direct expenses	144,523	142,350
Selling, general and administrative (including stock based compensation of $13,953 and $3,974)	210,749	197,759
Non-cash issuance of warrants	-	564
Impairments, exit costs and restructuring	4,614	3,697
Depreciation and amortization	144,137	136,359

Operating loss	(69,160)	(82,384)

Investment income	4,439	4,007
Interest expense	(20,344)	(31,331)
Gain on sale of investment in unconsolidated entity	125,377	-
(Loss) gain on sale of assets	(1,913)	2,758
Loss on early extinguishment of debt	(19,252)	-
Other income, net	31	2,461

Income (loss) before income taxes, discontinued operations and cumulative effect of a change in accounting for legal fees	19,178	(104,489)

Income tax expense	7,467	695

Income (loss) from continuing operations before cumulative effect of a change in accounting for legal fees	11,711	(105,184)

Income (loss) from discontinued operations, net of tax of $0	1,112	(263)

Income (loss) before cumulative effect of a change in accounting for legal fees	12,823	(105,447)

Cumulative effect of a change in accounting for legal fees	-	2,600

Net income (loss)	$12,823	$(102,847)

Income (loss) per share
Basic and diluted:
Income (loss) from continuing operations before cumulative effect of a change in accounting for legal fees	$0.32	$(2.92)
Income (loss) from discontinued operations	0.03	(0.01)
Cumulative effect of a change in accounting for legal fees	-	0.07
Net income (loss) per share - Basic and Diluted	$0.35	$(2.86)

Weighted average shares outstanding:
Basic:	36,374,505	36,021,399

Diluted:	36,563,713	36,021,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)
(unaudited)

	September 30, 2006	December 31, 2005

ASSETS

Current assets:
Cash and cash equivalents	$44,126	$70,906
Short-term investments	67,232	72,111
Accounts receivable, net of allowance for doubtful accounts of $5,027 and $3,535	59,306	45,863
Unbilled revenues	482	627
Assets held for sale	36,577	39,274
Prepayments and other current assets	18,511	13,426

Total current assets	226,234	242,207

Property, plant and equipment, net of accumulated depreciation of $297,207 and $169,776	629,943	672,413
Investment in unconsolidated entity	-	184,896
Intangible assets, net of accumulated amortization of $33,254 and $19,277	105,696	116,453
Long-term restricted investments	15,858	17,568
Deferred charges and other assets	12,797	20,403

Total assets	$990,528	$1,253,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)
(unaudited)

	September 30, 2006	December 31, 2005

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$21,291	$23,391
Advance billings and customer deposits	40,319	34,271
Accrued expenses and other	64,728	70,661
Accrued employee compensation and related expenses	17,804	16,652
Accrued exit costs	3,367	3,106
Current portion of long-term debt and capital lease obligations	884	3,648
Liabilities related to assets held for sale	5,238	5,589
Current liabilities of discontinued operations	1,277	1,422

Total current liabilities	154,908	158,740

Long-term debt and capital lease obligations, net of current portion	202,053	488,449
Other long-term liabilities	44,520	43,849

Total liabilities	401,481	691,038

Commitments and contingencies (note 13)

Stockholders' equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 37,278,319 and 36,825,941 shares issued and outstanding	366	360
Committed stock, par value $0.01, 625,099 and 797,938 shares committed	6	8
Committed capital in excess of par	24,399	25,549
Additional paid-in-capital	692,369	669,762
Treasury stock, 56,758 shares at cost at September 30, 2006	(1,388)	-
Accumulated deficit	(126,975)	(139,800)
Accumulated other comprehensive income	270	7,023

Total stockholders' equity	589,047	562,902

Total liabilities and stockholders' equity	$990,528	$1,253,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine months ended September 30,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$12,823	$(102,847)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(1,112)	263
Loss on early extinguishment of debt	19,252	-
Accretion of discounted debt	1,663	3,396
Amortization of deferred financing costs	1,090	1,773
Non-cash stock based compensation	13,953	3,982
Non-cash issuance of warrants	-	563
Gain on sale of investment in unconsolidated entity	(125,377)	-
Loss (gain) on sale of assets	1,913	(2,484)
Depreciation and amortization	144,142	136,358
Provision for doubtful accounts	8,587	6,885
Cumulative effect of a change in accounting for legal fees	-	(2,600)
Impairments, exit costs and restructuring	4,614	5,904

	81,548	51,193
Net change in certain assets and liabilities, net of business acquisitions
Accounts receivable and unbilled revenues	(13,602)	(859)
Accounts payable	(2,932)	(6,041)
Accrued expenses	(13,671)	(5,976)
Unearned revenue, advanced billing and customer deposits	6,048	(659)
Other assets and liabilities	(9,632)	7,083
Payment of deferred reorganization costs	-	(11,844)

Net cash provided by operating activities - continuing operations	47,759	32,897
Net provided by in operating activities - discontinued operations	5,193	2,829

Net cash provided by operating activities	52,952	35,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from investing activities:
Additions to property, plant and equipment	$(58,855)	$(48,677)
Acquisition, net of cash acquired	(38,462)	-
Proceeds from short-term investments	5,022	84,139
Proceeds from sale of assets	865	4,759
Proceeds from sale of investment in unconsolidated entity	307,467	-
Proceeds from investments restricted for debt service	1,710	6,817

Net cash provided by investing activities - continuing operations	217,747	47,038

Net cash used in investing activities - discontinued operations	(1,880)	(5,012)

Net cash used in investing activities	215,867	42,026

Cash flows from financing activities:
Repayment of long-term debt including debt premiums	(371,973)	(4,702)
Payment of debt issuance costs	(4,412)	-
Debt proceeds	75,000	-
Payments of capital lease obligations	(339)	(422)
Proceeds from the exercise of stock options	7,513	1,410
Purchase of treasury stock	(1,388)	-

Net cash used in financing activities - continuing operations	(295,599)	(3,714)

Net (decrease) increase in cash and cash equivalents	(26,780)	74,038
Cash and cash equivalents at beginning of period	70,906	54,351

Cash and cash equivalents at end of period	$44,126	$128,389

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$19,778	$23,885

Income taxes	$7,467	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

RCN Corporation is one of the largest facilities-based competitive providers of bundled cable, high-speed internet and phone services delivered over its own fiber-optic local network to residential and small business customers in some of the most densely populated markets in the United States. RCN Business Solutions also provides high-capacity data, video and voice services to a growing number of business customers. RCN currently provides service in the Boston, New York, eastern Pennsylvania, Washington, DC, Chicago, San Francisco and Los Angeles metropolitan markets.

On August 18, 2006, the Company entered into an agreement to sell its San Francisco, California assets. The Company is also actively marketing the sale of its assets in Los Angeles, California. Accordingly, the accompanying unaudited condensed consolidated results of operations and statements of cash flows for all periods presented in this Quarterly Report on Form 10-Q (the “Report”) include the results for these two markets as “discontinued operations” and the assets and liabilities related to these markets are classified as held for sale on the condensed consolidated balance sheets.

The accompanying unaudited condensed consolidated financial statements of RCN have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q . Accordingly, some information and footnote disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements have been condensed or omitted. These consolidated financial statements include the accounts of RCN and its consolidated subsidiaries. All intercompany transactions and balances among consolidated entities have been eliminated.

In the opinion of RCN’s management, the unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company as of the dates and for the periods presented. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements filed with the SEC and notes thereto included in the Company’s amended Annual Report on Form 10-K for the year ended December 31, 2005, filed on April 10, 2006 (the “2005 10-k”).

Bankruptcy

On December 21, 2004, RCN emerged from Bankruptcy (the “Effective Date”) and adopted “fresh start” accounting in accordance with the American Institute of Certified Public Accountants Statement of Position No. 90-7, “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). “Fresh start” accounting required RCN to re-value its assets and liabilities based upon their estimated fair values. Adopting “fresh start” accounting resulted in material adjustments to the historical carrying amount of RCN’s assets and liabilities. Reorganization adjustments were recorded to the consolidated balance sheet to reflect the discharge of debt and other obligations and the adoption of “fresh start” reporting. RCN, with the help of its advisors, determined the reorganization value as defined in SOP 90-7. The reorganization value of RCN was allocated to its assets in conformity with the procedures specified by Statement of Financial Accounting Standards Statement No. 141, “Business Combinations” (“SFAS 141”).

Change in Accounting for Legal Fees

During the first quarter of 2005, the Company changed its method of accounting for legal fees related to legal actions directed against it. RCN previously accrued anticipated legal fees for these actions based on an estimate of fees that would be incurred if these actions were believed to require outside legal services. Management of the Company recognizes that there is a diversity of practice for accounting for legal fees and there is no clear preference for one method over another expressed in any authoritative accounting literature. Management believes that estimating fees for legal matters that can have many possible outcomes is inherently difficult and therefore believes it is preferable to accrue legal fees when the work is performed, consistent with the Company’s accounting for all other services. Management further believes this treatment is consistent with the definition of a liability in Financial Accounting Standards Concept Statement No. 6. In accordance with Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, the Company recorded the cumulative amount of the change in the three months ended March 31, 2005, resulting in a reversal of $2.6 million of expense recorded in previous periods. This change resulted in a decrease in net loss of $2.6 million or $0.07 per share for the nine months ended September 30, 2005. Management discussed this change with RCN’s independent registered public accounting firm, who concurred with this change.

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

During the third quarter of 2006, the Company recorded a $2.6 million reduction in accrued programming expenses as a result of a change in estimate.

Segment Reporting

RCN’s management views its business of providing video, data and voice communications services to residential and commercial customers as one business segment and currently aggregates these revenue streams under the quantitative and qualitative thresholds defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Revenue Recognition

Revenues are recognized as earned when the services are rendered, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. Video, local and long distance telephone, high-speed data and transport revenues are recognized in the period service is provided. Installation fees charged to our residential and small business customers are less than related direct selling costs and are therefore recognized in the period of installation. Installation fees charged to larger commercial accounts are generally recognized over the life of the contract.

Recently Issued Accounting Pronouncements

FIN No. 48

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation clearly excludes income tax positions related to FASB Statement No. 5, “Accounting for Contingencies”. We will adopt the provisions of this statement beginning in the first quarter of 2007. We do not expect that the adoption of FIN 48 will have a material impact on our consolidated financial position or results of operations.

FAS No. 157

In September 2006, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a common definition for fair value under accounting principles generally accepted in the United States of America (“GAAP”), establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting FAS 157 on its financial statements.

2.	BUSINESS COMBINATIONS

On March 17, 2006, RCN completed the acquisition of all the outstanding stock of Consolidated Edison Communications Holding Company, Inc. (“CEC”), the telecommunications subsidiary of Consolidated Edison, Inc. Total cash paid for the acquisition, including deal-related costs, was approximately $40.7 million. RCN retained independent appraisers to work with management to determine the fair value of the property, plant and equipment and intangible assets acquired as required under SFAS 141. The following table summarizes the estimated fair value of assets acquired and liabilities assumed as of the CEC Closing Date:

(dollars in thousands)
Current assets	$7,244
Property and equipment	33,532
Other intangible assets	3,220
Other long-term assets	2,484
Total assets	46,480

Current liabilities	(4,374)
Long-term liabilities	(1,400)

Net assets acquired	$40,706

The $3.2 million of intangible assets consist of customer lists of $3.1 million and software of $0.1 million and have estimated useful lives of four and three years, respectively.

3.	DISCONTINUED OPERATIONS

On August 17, 2006, RCN and its subsidiary, RCN Telecom Services, Inc., and Astound Broadband LLC, a subsidiary of Wave Broadband LLC ("Wave") entered into an Asset Purchase Agreement pursuant to which Wave agreed to purchase substantially all of the Company's assets used in the Company's residential and commercial video, data, and voice services in the greater San Francisco, California metropolitan area for a purchase price of $45 million in cash, subject to adjustment for changes in working capital items, changes in the number of customers, and pre-closing capital expenditures. The sale, which is subject to certain regulatory approvals, is expected to close in early 2007. In addition, RCN is actively seeking to sell the assets pursuant to which it sells residential and commercial video, data, and voice services in Los Angeles, California.

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” RCN has classified the results of operations of California as discontinued operations in the unaudited condensed consolidated statements of income. In addition, the assets and liabilities of California are summarized and disclosed as current assets and current liabilities of assets held for sale in the unaudited condensed consolidated balance sheets. Additional detail related to the assets and liabilities of California are as follows:

(dollars in thousands)	September 30, 2006	December 31, 2005

Current assets	$3,605	$3,971
Property, plant and equipment, net	31,484	33,494
Other intangible assets, net	1,364	1,691
Other non current assets	124	118
Total assets	36,577	39,274

Total current liabilities	$5,238	$5,589

Included in income from operations of California are operating revenues of $7.9 million and $23.6 million for the three and nine months ended September 30, 2006, respectively, and $7.6 million and $22.7 million for the three and nine months ended September 30, 2005, respectively.

4.	SALE OF INVESTMENT IN UNCONSOLIDATED ENTITY

RCN previously owned a 48.93% interest in Megacable, S.A. de C.V. (“Megacable”), a cable television and high-speed data services provider in certain portions of Mexico, and Megacable Communicaciones de Mexico S.A. (“MCM”), a provider of local voice and high-speed data services in Mexico City. On March 23, 2006, RCN sold its interests in Megacable and MCM to Teleholding, S.A. de C.V., a Mexican entity comprised of the majority shareholders of Megacable and MCM for net after tax proceeds of $300 million, resulting in a gain of $125.4 million. RCN used the proceeds to pay down debt as required under its various debt agreements.

5.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income consists of net income (loss), cumulative translation adjustments, and unrealized appreciation (depreciation) on investments:

	Three months ended September 30,
(dollars in thousands)	2006	2005
Net loss	$(22,831)	$(42,097)

Cumulative foreign currency translation gains	-	(634)
Unrealized appreciation on investments	186	21

Comprehensive loss	$(22,645)	$(42,710)

	Nine months ended September 30,
(dollars in thousands)	2006	2005

Net income (loss)	$12,823	$(102,847)

Reversal of accumulated translation gains upon sale of investment	(6,896)	-
Cumulative foreign currency translation gains	-	6,477
Unrealized appreciation on investments	143	134

Comprehensive income (loss)	$6,070	$(96,236)

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

6.	INCOME (LOSS) PER SHARE

On the Effective Date, the Company issued 36,020,850 shares of common stock, par value $0.01 per share (“Common Stock”), of which 4,101,806 shares were placed in a reserve to settle disputed claims against RCN that were outstanding as of the date of emergence. As of September 30, 2006, 625,099 shares remained in the reserve and were considered issued and outstanding for purposes of the computation of RCN’s basic earnings per share (“EPS”). On October 11, 2006, all shares were distributed from the bankruptcy reserve to RCN’s general unsecured creditors and former bondholders in satisfaction of all remaining claims related to RCN’s Chapter 11 bankruptcy.

In accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”) the calculation of basic EPS is computed by dividing the income available to common stockholders by the average weighted number of shares of Common Stock outstanding during the period. The weighted average shares used in the computation of basic EPS were 36,559,870 and 36,022,480 for the three months ended September 30, 2006 and 2005, respectively, and 36,374,505 and 36,021,399 for the nine months ended September 30, 2006 and 2005, respectively.

The computation of weighted average shares outstanding for the dilutive EPS calculation includes the number of additional shares of Common Stock that would be outstanding if all dilutive potential Common Stock equivalents would have been issued. For the nine months ended September 30, 2006, shares used in the computation of diluted EPS were 36,563,713. For the three and nine months ended September 30, 2005 and the three months ended September 30, 2006, all potential Common Stock equivalents would have been antidilutive, so the average weighted common shares for the basic EPS computation is equal to the weighted average common shares used for the diluted EPS computation for those periods.

The following table shows the securities outstanding at September 30, 2006 that could potentially dilute basic EPS in the future.

September 30, 2006
Options	2,939,058
Warrants	284,766
Shares issuable upon conversion of convertible debt	4,968,204
Unvested restricted stock	556,724
Total	8,748,752

The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations:

	Three months ended September 30,
	2006	2005
(dollars in thousands, except share and per share amounts)

Net loss from continuing operations	$(22,972)	$(41,635)
Income (loss) from discontinued operations, net of tax	141	(462)
Net loss	$(22,831)	$(42,097)

Weighted average shares outstanding -Basic and Diluted	36,559,870	36,022,480

Net loss per share (basic and diluted)	$(0.62)	$(1.17)

	Nine months ended September 30,
	2006	2005
(dollars in thousands, except share and per share amounts)

Net income (loss) from continuing operations	$11,711	$(105,184)
Income (loss) from discontinued operations, net of tax	1,112	(263)
Cumulative effect of a change in accounting for legal fees	-	2,600
Net income (loss)	$12,823	$(102,847)

Weighted average shares outstanding-Basic	36,374,505	36,021,399
Effect of Dilutive Securities:
Stock Options	11,109	-
Unvested restricted stock grants	178,099	-

Weighted average shares outstanding-Diluted	36,563,713	36,021,399

Basic and Diluted income (loss) per share:

Income (loss) from continuing operations	$0.32	$(2.92)
Income (loss) from discontinued operations	0.03	(0.01)
Cumulative effect of a change in accounting for legal fees	-	0.07

Net income (loss) per share-Basic and Diluted	$0.35	$(2.86)

* As a result of rounding, the total of the components of earnings per share may not equal the total earnings per share for the quarter.

7.	IMPAIRMENTS, EXIT COSTS AND RESTRUCTURING

The total impairments, exit costs and restructuring charges are comprised of the following:

	Three months ended September 30,
(dollars in thousands)	2006	2005

Exit costs for excess facilities	$247	$(835)
Reversal of deferred rent	-	4,591
Recoveries	(231)	44
Severance and retention	1,272	510
Total	$1,288	$4,310

	Nine months ended September 30,
(dollars in thousands)	2006	2005

Exit costs for excess facilities	$2,774	$10,498
Reversal of deferred rent	-	(7,355)
Recoveries	(267)	44
Severance and retention	2,107	510
Total	$4,614	$3,697

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

During the three months ended September 30, 2006, the Company exited a facility in Virginia, recording an exit cost liability of $0.2 million. During the second quarter of 2006, the Company exited a facility in Chicago recording an exit cost liability of $1.4 million and exited its former headquarters facility in Princeton, recording an exit cost liability of $0.5 million. The Company exited a facility in Boston during the first quarter of 2006, recording an exit cost liability of $0.6 million.

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

(dollars in thousands)	Lease cost/ Fair value reserve	Exit Costs

Balance, December 31, 2005	$9,561	$8,598

Additional accrued costs	-	2,719
Acquisition of CEC	1,400	-
Amortization	(1,167)	(1,516)
Reversals/Settlements	(153)	-

Balance, September 30, 2006	$9,641	$9,801

Less current portion	1,554	1,813

Long-term portion September 30, 2006	$8,087	$7,988

In connection with the acquisition of CEC (as discussed in Note 2), it was determined that a lease for office space had unfavorable terms as compared to current market rates and accordingly, a fair value reserve totaling $1.4 million was recorded in the purchase price allocation, the remaining amount of which was $1.3 million at September 30, 2006. This liability will continue to be amortized as an offset to rent expense over the remaining term of the lease. The current portion of these liabilities is included in accrued exit costs on the balance sheet and the long-term portion is included in other long-term liabilities.

In 2005, RCN announced that it would close its former headquarters facility in Princeton, New Jersey in April 2006. In connection with RCN’s exit from this facility, the Company incurred approximately $3.1 million in retention, severance, relocation and other expenses, $0.2 million and $1.0 million of which was recognized during the three and nine months ended September 30, 2006, respectively, and $2.7 million of which was paid during 2006.

RCN also completed a reduction in force in December 2005 in conjunction with plans to reduce its operating expenses. The Company recognized $1.1 million of expense in the fourth quarter of 2005 in severance and benefits for the terminated employees, most of which was paid during the six months ended June 30, 2006. In July, 2006, RCN announced a further reduction in force relating to customer service technicians and certain senior executives as part of a plan to reduce operating expenses and recorded approximately $1.1 million in severance and benefits related to these employees.

Activity related to these restructuring actions in 2006 is as follows:

(dollars in thousands)
Balance, December 31, 2005	$2,813

Additional accrued costs	2,107
Payments	(4,797)

Balance, September 30, 2006	$123

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at September 30, 2006 and December 31, 2005:

(dollars in thousands)	September 30, 2006	December 31, 2005

Telecommunications plant	$763,145	$683,686
Computer equipment	52,860	47,743
Buildings, leasehold improvements and land	44,865	41,117
Furniture, fixtures and vehicles	27,176	24,853
Construction materials	21,523	18,048
Construction in process	17,057	26,218
Other	524	524
Total property, plant and equipment	927,150	842,189

Less accumulated depreciation	(297,207)	(169,776)
Property, plant and equipment, net	$629,943	$672,413

Depreciation expense was $43.1 million and $130.1 million for the three and nine months ended September 30, 2006, respectively, and was $42.4 million and $122.3 million for the three and nine months ended September 30, 2005, respectively.

9.	INTANGIBLE ASSETS

Intangible assets with indefinite useful lives are tested for impairment annually during the fourth quarter, or more frequently if an event indicates that the asset might be impaired in accordance with SFAS 142. The Company used an income-based approach and discounted the cash flows attributable to the franchise right agreements to estimate their fair value. The impairment test completed in the fourth quarter of 2005 indicated the franchise rights agreements were not impaired. Intangible assets that have finite useful lives are amortized over their useful lives. Intangible assets consisted of the following at September 30, 2006 and December 31, 2005:

		(dollars in thousands)
	Estimated Useful Life	September 30, 2006	December 31, 2005

Trademarks/Tradenames	5 years	$13,573	$13,573
Customer lists	4 years	64,853	61,753
Franchise agreements	Indefinite	60,224	60,224
Software	3 years	300	180
		138,950	135,730

Less accumulated amortization		(33,254)	(19,277)

Net intangible assets		$105,696	$116,453

Customer lists and Software increased due to the acquisition of CEC as described in Note 2.

Amortization expense was $4.7 million and $14.0 million for the three and nine months ended September 30, 2006, respectively, and was $4.7 million and $14.1 million for the three and nine months ended September 30, 2005, respectively. Annual amortization expense for intangible assets currently in service is estimated to be $18.9 million for 2007, $18.7 million for 2008 and $3.2 million for 2009.

10.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations outstanding at September 30, 2006 and December 31, 2005 are as follows:

(dollars in thousands)	September 30, 2006	December 31, 2005

First-Lien term loan	$74,813	$324,478
Second-Lien Convertible Notes	125,000	125,000
Third-Lien term loan	-	39,155
Capital leases	3,124	3,464
Total	202,937	492,097

Due within one year	884	3,648

Total long-term debt	$202,053	$488,449

At September 30, 2006, contractual annual maturities of long-term debt and capital lease obligations over the next five years are as follows:

Contractual Maturities	(dollars in thousands) Amount

For the twelve months ending September 30,
2007	$884
2008	899
2009	914
2010	931
2011	950
Thereafter	198,359

Total	$202,937

Less current portion	884

Long-term debt	$202,053

The following is a description of our debt and the significant terms contained in the related agreements.

First-Lien Credit Agreement

On May 30, 2006, the Company entered into a new First-Lien Credit Agreement, with Deutsche Bank as Administrative Agent, and certain syndicated lenders party thereto (the “First-Lien Credit Agreement”). The First-Lien Credit Agreement provides for term loans to the Company in the aggregate principal amount of $75 million, and a revolving $55 million line of credit. The term loan bears interest at the Administrative Agent’s prime lending rate plus an applicable margin, or at the Eurodollar rate plus an applicable margin, based on the type of borrowing elected by RCN. The rate at September 30, 2006 was 7.28%. The proceeds of the First-Lien Credit Agreement were used to repay all of RCN’s then-outstanding senior indebtedness as well as the indebtedness outstanding under a then-outstanding third-lien term loan.

The $75 million of term loans mature in May 2013, provided that the maturity date shall be January 2012 if any obligations remain outstanding at that date under the Second-Lien Convertible Notes. In addition, the First-Lien Credit Agreement provides for the availability of a revolving line of credit in the aggregate amount of up to $55 million, a majority of which is currently utilized for outstanding letters of credit (see Note 13). The obligations of the Company under the First-Lien Credit Agreement are guaranteed by all of its operating subsidiaries and are secured by substantially all of the Company’s assets.

The First-Lien Credit Agreement contains certain covenants that, among other things, limit the ability of RCN and its subsidiaries to incur indebtedness, sell assets, prepay subordinated indebtedness, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens and engage in mergers and consolidations. The First-Lien Credit Agreement also contains covenants that require RCN to meet certain financial targets. The liens securing the First-Lien Credit Agreement rank senior to liens securing RCN’s other indebtedness.

Second-Lien Convertible Notes

On the Effective Date, RCN issued $125.0 million aggregate principal amount of 7.375% Convertible Second-Lien Notes due 2012 (the “Notes”), which are convertible into shares of our Common Stock at a conversion price per share of $25.16, subject to certain adjustments. The Notes are governed by the Indenture between us and HSBC Bank USA, as Indenture Trustee, dated December 21, 2004, as amended (the “Second-Lien Indenture”).

The Notes mature on June 21, 2012, subject, in certain instances, to earlier repayment in whole or in part. The Notes are guaranteed fully and unconditionally, jointly and severally, by all subsidiaries of RCN and the obligations under such guarantees, together with our obligations under the Notes, are secured by a second priority lien on substantially the same assets that secure the First-Lien Credit Agreement. The Notes are subordinate to the indebtedness outstanding under the First-Lien Credit Agreement.

The Company was in compliance with all covenants under the First-Lien Credit Agreement and Second-Lien Indenture as of September 30, 2006.

11.	STOCKHOLDERS’ EQUITY AND STOCK PLANS

RCN Common Stock

On the Effective Date, the Company issued 36,020,850 shares of common stock, par value $0.01 per share, of which 4,101,806 shares were placed in a reserve to settle disputed claims against RCN that were outstanding as of that date. As of September 30, 2006, 625,099 shares remained in the reserve and were considered issued and outstanding for purposes of the computation of RCN’s basic earnings per share (“EPS”). On October 11, 2006, all shares were distributed from the bankruptcy reserve to RCN’s general unsecured creditors and former bondholders in satisfaction of all remaining claims related to RCN’s Chapter 11 bankruptcy.

As described more fully in Note 10, the Company has $125 million in Notes convertible into Common Stock at a conversion price of $25.16 per share. As of September 30, 2006, the Notes were convertible into 4,968,204 shares of Common Stock.

RCN was authorized by the plan of reorganization in its bankruptcy to issue warrants to the former stockholders of RCN prior to December 21, 2004 to purchase an aggregate of 735,119 shares of Common Stock. Each warrant allows the holder thereof to purchase one share of Common Stock for a price of $34.16. As of September 30, 2006, there were 284,766 of these warrants outstanding, which expire on December 21, 2006.

RCN Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) that revised SFAS No-123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and superseded the APB’s Opinion No. 25, “Accounting for Stock Issued to Employees.” Under SFAS 123R, the Company is required to recognize compensation expense for share-based compensation issued to or purchased by employees, net of estimated forfeitures, using a fair value method. When estimating forfeitures, the Company considers voluntary termination behavior as well as actual option forfeitures. Any adjustments to the forfeiture rate result in a cumulative adjustment in compensation cost in the period the estimate is revised.

The RCN Stock Compensation Plan (the “Stock Plan”) allows for the issuance of up to 4,836,619 shares of the Company’s stock in the form of options to purchase Common Stock or restricted stock.

The following table summarizes the Company’s option activity during the nine months ended September 30, 2006:

	Share Options	Weighted average exercise price per option	Weighted average fair value per option
Awards outstanding, December 31, 2005	3,433,951	$21.64	$10.96
Granted	523,950	$26.32	$12.83
Exercised	(382,241)	$19.65	$9.49
Forfeitures	(636,602)	$20.71	$11.16

Awards outstanding, September 30, 2006	2,939,058	$22.93	$11.44

The following table summarizes the Company’s outstanding and exercisable stock options as of September 30, 2006:

	Options Outstanding			Options Exercisable
Exercise price of options	Stock options	Average remaining contractual life (Years)	Exercise price per option	Stock options	Exercise price per option

$18.80	659,740	5.65	$18.80	105,116	$18.80
20.97	1,130,576	5.65	20.97	405,743	20.97
21.74	237,500	6.16	21.74	20,659	21.74
25.30	80,000	6.49	25.30	-	25.30
26.50	414,000	6.68	26.50	4,129	26.50
31.46	417,242	5.25	31.46	139,082	31.46

$18.80 - 31.46	2,939,058	5.80	$22.93	674,729	$22.85

The Company values its stock options using both the Black Scholes and Lattice Model valuation methods. Total compensation expense for these share-based payment arrangements, included in selling, general and administrative expense on the statement of operations was $2.4 million and $9.5 million during the three and nine month periods ended September 30, 2006, respectively and $2.6 million during the three and nine month periods ended September 30, 2005. Unamortized share-based compensation expense at September 30, 2006 totaled $21.0 million and will be amortized through the second quarter of 2009.

During the second quarter of 2006, non-employee directors were issued an aggregate grant of 50,000 shares of restricted stock that will vest in equal installments over three years in January 2007, 2008, and 2009. In addition, during the second quarter certain senior executives were granted 20,000 shares of restricted stock, which will vest in equal installments in March 2007, 2008, and 2009. During the three and nine months ended September 30, 2006, the Company recorded expense of $1.9 million and $4.5 million, respectively, and $1.4 million during the three and nine month periods ended September 30, 2005 for the amortization of restricted stock grants, included in selling, general and administrative expense on the statement of operations. As of September 30, 2006, unamortized expense totaled $10.8 million and will be amortized through the first quarter of 2009.

Total compensation expense for share-based payment arrangements, included in selling, general and administrative expense, was $4.3 million and $14.0 million for the three and nine months ended September 30, 2006, respectively and $4.0 million for the three and nine months ended September 30, 2005. Stock-based compensation expense was not recorded prior to the third quarter of 2005 because no grants had been issued prior to that date. The Company expects to record approximately $5.1 million in compensation expense included in selling, general and administrative during the fourth quarter of 2006 related to its Stock Plan. As of September 30, 2006, there were 640,234 shares available for grant under the Stock Plan.

12.	INCOME TAXES

For the three and nine months ended September 30, 2006, the Company’s provision for income taxes was $0.0 million and $7.4 million, respectively, all of which was attributable to foreign taxes on the sale of the Company’s Megacable and MCM interests. For the three and nine months ended September 30, 2005, the Company’s provision for income taxes was $0.0 million and $0.7 million, respectively, all of which was attributable to current earnings. The reversal of the related valuation allowance that existed at the fresh start date, which would have benefited earnings under SFAS No. 109, “Accounting for Income Taxes”, is instead recorded as a reduction of intangibles. Once intangibles are reduced to zero, any remaining realization of pre-fresh start net deferred tax assets will be recorded as an increase to additional paid in capital. This treatment does not result in any change in liabilities to taxing authorities or in cash flows. In the fourth quarter of 2005, a deferred tax liability of $23.8 million was recorded to adjust the valuation allowance related to the tax accounting effects on an indefinite lived asset, which was recorded as a result of the implementation of “Fresh Start” accounting in accordance with SOP 90-7 in December 2004.

The Company’s domestic effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, foreign taxes, state income taxes and changes in the valuation allowance for deferred income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No benefit for federal income taxes has been recorded for the three and nine months ended September 30, 2006 and 2005 as the net deferred tax asset generated, primarily from temporary differences related to the net operating loss, was offset by a full valuation allowance because it is not considered more likely than not that these benefits will be realized due to the Company’s losses since inception.

13.	COMMITMENTS AND CONTINGENCIES

Total rental expense (net of sublease income), primarily for facilities, was $3.4 million and $3.0 million, for the three months ended September 30, 2006 and 2005, respectively. Total rental expense (net of sublease income), primarily for facilities, was $10.1 million and $9.4 million, for the nine months ended September 30, 2006 and 2005, respectively. The increase is due primarily to the acquisition of CEC in March 2006.

RCN had outstanding letters of credit in an aggregate face amount of $48.7 million at September 30, 2006 of which $0.4 million were collateralized with restricted cash.

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

In March 2006, the Class Action Complaint was dismissed as to all defendants, except for (a) RCN and certain former directors of RCN with respect to an alleged “failure to monitor” the Savings Plan, and (b) certain individuals who comprised the former administrative committee of the Savings Plan with respect to an alleged failure to prudently invest Savings Plan assets, in each case during late 2003 and early 2004 when the alleged breaches of fiduciary duties occurred. Discovery with respect to these remaining defendants commenced in September 2006. Management of RCN believes that the claims of the plaintiffs are without merit and intends to defend such claims vigorously. If RCN were not to prevail in its defense of these claims, management believes that its applicable insurance coverage would offset any potential liability of RCN associated with the Class Action Complaint. If, however, any liability of the individual defendants arising from the Class Action Complaint were to exceed RCN’s insurance coverage limits, and such individuals were to successfully seek indemnification from RCN, RCN’s financial condition could be materially and adversely affected. At this stage of the litigation, RCN cannot reasonably estimate the amount of uninsurable loss, if any, that may result from this matter.

RCN is party to various other legal proceedings that arise in the normal course of business. In the opinion of management, none of these proceedings, individually or in the aggregate, are likely to have a material adverse effect on the financial position or results of operations or liquidity of RCN.

14.	SUBSEQUENT EVENTS

On November 8, 2006, the United States Court of Appeals for the Second Circuit awarded RCN approximately $5.1 million in damages plus prejudgment interest on appeal of a lawsuit brought by RCN in 2002 against 202 Centre Street Realty LLC. While RCN anticipates that it will seek the full amount of the judgment, there can be no guarantee that the judgment will be fully recovered.

15.	GUARANTOR SUBSIDIARIES FINANCIAL STATEMENTS

The First-Lien Credit Agreement and the Notes are issued by the Company and are unconditionally guaranteed, jointly and severally, by all of the Company’s subsidiaries. The following tables set forth the consolidating financial statements of RCN Corporation (“Non-Guarantor”) and its guarantor subsidiaries as of September 30, 2006 and December 31, 2005, and for the three and nine months ended September 30, 2006 and 2005.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended September 30, 2006
(dollars in thousands)
(unaudited)

	Non-Guarantor	Guarantor	Eliminations	Consolidated

Revenues	$-	$149,688	$-	$149,688

Costs and expenses:
Direct expenses	-	49,278	-	49,278
Selling, general and administrative	4,600	66,689	-	71,289
Impairments, exit costs and restructurings	-	1,288	-	1,288
Depreciation and amortization	-	47,813	-	47,813

Operating loss	(4,600)	(15,380)	-	(19,980)

Investment income	-	1,347	-	1,347
Interest expense	(4,216)	(79)	-	(4,295)
Loss on sale of assets	-	(47)	-	(47)
Other income, net	-	3	-	3

Loss before equity in consolidated entities and discountinued operations, net of tax	(8,816)	(14,156)	-	(22,972)
Equity in consolidated entities	(14,015)	-	14,015	-
Loss from continuing operations	(22,831)	(14,156)	14,015	(22,972)
Income from discontinued operations, net of tax of $0	-	141	-	141

Net loss	$(22,831)	$(14,015)	$14,015	$(22,831)

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended September 30, 2005
(dollars in thousands)
(unaudited)

	Non-Guarantor	Guarantor	Eliminations	Consolidated

Revenues	$-	$131,223	$-	$131,223

Costs and expenses:
Direct expenses	-	45,280	-	45,280
Selling, general and administrative	4,338	63,489	-	67,827
Impairments, exit costs and restructurings	-	4,310	-	4,310
Depreciation and amortization	-	47,094	-	47,094

Operating loss	(4,338)	(28,950)	-	(33,288)

Investment income	13	1,478	-	1,491
Interest expense	(10,602)	(110)	-	(10,712)
Gain on sale of assets	-	35	-	35
Other income, net	-	853	-	853

Loss before income taxes, equity in consolidated entities and discontinued operations	(14,927)	(26,694)	-	(41,621)
Income tax expense (benefit)	15,420	(15,406)	-	14

Loss from continuing operations before equity in consolidated entities	(30,347)	(11,288)	-	(41,635)
Equity in consolidated entities	(11,750)	-	11,750	-

Loss from continuing operations	(42,097)	(11,288)	11,750	(41,635)

Loss from discontinued operations, net of tax of $0	-	(462)	-	(462)

Net (loss) income	$(42,097)	$(11,750)	$11,750	$(42,097)

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the nine months ended September 30, 2006
(dollars in thousands)
(unaudited)

	Non-Guarantor	Guarantor	Eliminations	Consolidated

Revenues	$-	$434,863	$-	$434,863

Costs and expenses:
Direct expenses	-	144,523	-	144,523
Selling, general and administrative	14,944	195,805	-	210,749
Impairments, exit costs and restructurings	-	4,614	-	4,614
Depreciation and amortization	-	144,137	-	144,137

Operating loss	(14,944)	(54,216)	-	(69,160)

Investment income	-	4,439	-	4,439
Interest expense	(20,054)	(290)	-	(20,344)
Gain on sale of investment in unconsolidated entity	-	125,377	-	125,377
Loss on sale of assets	-	(1,913)	-	(1,913)
Loss on early extinguishment of debt	(19,252)	-	-	(19,252)
Other income, net	-	31	-	31

(Loss) income before income taxes equity in consolidated entities,and discontinued operations	(54,250)	73,428	-	19,178
Income tax expense	-	7,467	-	7,467
(Loss) income from continuing operations before equity in consolidated entities	(54,250)	65,961	-	11,711
Equity in consolidated entities	67,073	-	(67,073)	-
(Loss) income from continuing operations	12,823	65,961	(67,073)	11,711
Income from discontinued operations, net of tax	-	1,112	-	1,112

Net (loss) income	$12,823	$67,073	$(67,073)	$12,823

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the nine months ended September 30, 2005
(dollars in thousands)
(unaudited)

	Non-Guarantor	Guarantor	Eliminations	Consolidated

Revenues	$-	$398,345	$-	$398,345

Costs and expenses:
Direct expenses	-	142,350	-	142,350
Selling, general and administrative	5,400	192,359		197,759
Non-cash issuance of warrants	564	-	-	564
Impairments, exit costs and restructurings	-	3,697	-	3,697
Depreciation and amortization	-	136,359		136,359

Operating loss	(5,964)	(76,420)	-	(82,384)

Investment income	13	3,994	-	4,007
Interest expense	(30,935)	(396)	-	(31,331)
Gain on sale of assets	-	2,758	-	2,758
Other income, net	-	2,461		2,461

Loss before income taxes, equity in loss of consolidated entities, discontinued operations, and cumulative effect of a change in accounting for legal fees	(36,886)	(67,603)	-	(104,489)
Income tax expense	-	695		695

Loss from continuing operations before equity in loss of consolidated entities and cumulative effect of a change in accounting for legal fees	(36,886)	(68,298)	-	(105,184)
Equity in loss of consolidated entities	(65,961)	-	65,961	-

Loss from continuing operations before cumulative effect of a change in accounting for legal fees	(102,847)	(68,298)	65,961	(105,184)
Income from discontinued operations, net of tax of $0	-	(263)	-	(263)

Loss before cumulative effect of a change in accounting for legal fees	(102,847)	(68,561)	65,961	(105,447)

Cumulative effect of a change in accounting for legal fees		2,600		2,600
Net loss	$(102,847)	$(65,961)	$65,961	$(102,847)

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2006
(dollars in thousands)
(unaudited)

	Non-Guarantor	Guarantor	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$-	$44,126	$-	$44,126
Short-term investments	-	67,232	-	67,232
Accounts receivable from related parties	220,224	607,034	(827,258)	-
Accounts receivable, net of allowance	-	59,306	-	59,306
Unbilled revenues	-	482	-	482
Assets held for sale	-	36,577	-	36,577
Prepayment and other current assets	473	18,038	-	18,511
Total current assets	220,697	832,795	(827,258)	226,234

Property, plant and equipment, net	-	629,943	-	629,943
Investments in unconsolidated entities	1,156,656	-	(1,156,656)	-
Intangible assets, net	-	105,696	-	105,696
Long-term restricted investments	-	15,858	-	15,858
Deferred charges and other assets	5,770	7,027	-	12,797

Total assets	$1,383,123	$1,591,319	$(1,983,914)	$990,528

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2006
(dollars in thousands)
(unaudited)

	Non-Guarantor	Guarantor	Eliminations	Consolidated

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2	$21,289	$-	$21,291
Accounts payable related parties	591,093	220,224	(811,317)	-
Advance billings and customer deposits	-	40,319	-	40,319
Accrued exit costs	-	3,367	-	3,367
Accrued employee compensation and related expenses	-	17,804	-	17,804
Accrued expenses and other	3,168	61,560	-	64,728
Current portion of long-term debt and capital lease obligations	750	134	-	884
Liabilities related to assets held for sale	-	5,238	-	5,238
Current liabilities of discontinued operations	-	1,277	-	1,277

Total current liabilities	595,013	371,212	(811,317)	154,908

Long-term debt and capital lease obligations	199,063	2,990	-	202,053
Other long-term liabilities	-	44,520	-	44,520

Total liabilities	794,076	418,722	(811,317)	401,481

Stockholders' equity:
Common stock	366	-	-	366
Committed common stock	6	-	-	6
Committed capital in excess of par	24,399	-	-	24,399
Additional paid-in-capital	692,369	1,163,843	(1,163,843)	692,369
Treasury stock	(1,388)	-	-	(1,388)
Accumulated deficit	(126,975)	8,754	(8,754)	(126,975)
Accumulated other comprehensive income	270	-	-	270
Total stockholders' equity	589,047	1,172,597	(1,172,597)	589,047

Total liabilities and stockholders' equity	$1,383,123	$1,591,319	$(1,983,914)	$990,528

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2005
(dollars in thousands)
(unaudited)

	Non-Guarantor	Guarantor	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$-	$70,906	$-	$70,906
Short-term investments	-	72,111		72,111
Accounts receivable from related parties	215,036	264,719	(479,755)	-
Accounts receivable, net of allowance	-	45,863	-	45,863
Unbilled revenues	-	627	-	627
Assets held for sale	-	39,274	-	39,274
Prepayments and other current assets	-	13,426	-	13,426

Total current assets	215,036	506,926	(479,755)	242,207

Property, plant and equipment, net	-	672,413	-	672,413
Investments in joint ventures and equity securities	1,156,656	-	(1,156,656)	-
Investments in consolidated entities	-	184,896	-	184,896
Intangible assets, net	-	116,453	-	116,453
Long-term restricted investments	-	17,568	-	17,568
Deferred charges and other assets	14,814	5,589	-	20,403

Total assets	$1,386,506	$1,503,845	$(1,636,411)	$1,253,940

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2005
(dollars in thousands)
(unaudited)

	Non-Guarantor	Guarantor	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$711	$22,680	$-	$23,391
Accounts payable to related parties	329,239	217,838	(547,077)	-
Advance billings and customer deposits	-	34,271	-	34,271
Accrued employee compensation and related expenses	-	16,652	-	16,652
Accrued exit costs	-	3,106	-	3,106
Accrued expenses and other	5,020	65,641	-	70,661
Current portion of long-term debt and capital lease obligations	3,278	370	-	3,648
Liabilities related to assets held for sale	-	5,589	-	5,589
Current liabilities of discontinued operations	-	1,422	-	1,422

Total current liabilities	338,248	367,569	(547,077)	158,740

Long-term debt and capital lease obligations	485,356	3,093	-	488,449
Other long-term liabilities	-	43,849	-	43,849

Total liabilities	823,604	414,511	(547,077)	691,038

Stockholders' equity:
Common stock	360	-	-	360
Committed common stock	8	-	-	8
Committed capital in excess of par	25,549	-	-	25,549
Additional paid-in-capital	669,762	1,163,843	(1,163,843)	669,762
Accumulated deficit	(139,800)	(81,532)	81,532	(139,800)
Accumulated other comprehensive income	7,023	7,023	(7,023)	7,023
Total stockholders' equity	562,902	1,089,334	(1,089,334)	562,902
Total liabilities and stockholders' equity	$1,386,506	$1,503,845	$1,636,411	$1,253,940

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2006
(dollars in thousands)
(unaudited)

	Non-Guarantor	Guarantor	Eliminations	Consolidated

Cash flows from operating activities
Net income (loss)	$12,823	$67,073	$(67,073)	$12,823

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Income from discontinued operations	-	(1,112)	-	(1,112)
Write-off of deferred financing cost	19,252	-	-	19,252
Accretion of discounted debt	1,663	-	-	1,663
Amortization of financing costs	1,090	-	-	1,090
Non-cash stock based compensation	-	13,953	-	13,953
Gain on sale of investment in unconsolidated entity	-	(125,377)	-	(125,377)
Loss on sale of assets	-	1,913	-	1,913
Depreciation and amortization	-	144,142	-	144,142
Provision for doubtful accounts	-	8,587	-	8,587
Impairments, exit costs and restructuring charges	-	4,614	-	4,614
Equity in income of consolidated entities	(67,073)	-	67,073	-

Net change in certain assets and liabilities, net of business acquisitions
Accounts receivable and unbilled revenues	-	(13,602)	-	(13,602)
Accounts payable	-	(2,932)	-	(2,932)
Accrued expenses	-	(13,671)	-	(13,671)
Accounts receivable for related parties	320,773	(320,773)	-	-
Unearned revenue, advanced billing and customer deposits	-	6,048	-	6,048
Other assets and liabilities	-	(9,632)	-	(9,632)

Net cash provided by (used in) continuing operations	288,528	(240,769)	-	47,759
Cash provided by discontinued operations	-	5,193	-	5,193

Net cash provided by (used in) operating activities	$288,528	$(235,576)	$-	$52,952

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2006
(dollars in thousands)
(unaudited)

	Non-Guarantor	Guarantor	Eliminations	Consolidated

Cash flows from investing activities:
Additions to property, plant and equipment	$-	$(58,855)	$-	$(58,855)
Investment in acquisition	-	(38,462)	-	(38,462)
Decrease in short-term investments	5,022	-	-	5,022
Proceeds from sale of assets	-	865	-	865
Proceeds from sale of investment in unconsolidated entity	-	307,467	-	307,467
Decrease in investments restricted for debt service	1,710	-	-	1,710

Net cash provided by investing activities - continuing operations	6,732	211,015	-	217,747
Net cash used by investing activities - discontinued operations	-	(1,880)	-	(1,880)
Net cash provided by investing activities	6,732	209,135	-	215,867

Cash flows from financing activities:
Repayment of long-term debt including debt premiums	(371,973)	-	-	(371,973)
Payment of debt issuance costs	(4,412)	-	-	(4,412)
Debt proceeds	75,000	-	-	75,000
Payments of capital lease obligations		(339)	-	(339)
Proceeds from the exercise of stock options	7,513	-	-	7,513
Purchase of treasury stock	(1,388)	-	-	(1,388)

Net cash used in financing activities	(295,260)	(339)	-	(295,599)

Net decrease in cash and cash equivalents	-	(26,780)	-	(26,780)
Cash and cash equivalents at beginning of period	-	70,906	-	70,906

Cash and cash equivalents at end of period	$-	$44,126	$-	$44,126

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2005
(dollars in thousands)
(unaudited)

	Non-Guarantor	Guarantor	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(102,847)	$(65,961)	$65,961	$(102,847)

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income from discontinued operations	-	263	-	263
Amortization of deferred financing costs	1,773	-	-	1,773
Non-cash issuance of warrants	563	-	-	563
Gain on sale of assets	-	(2,484)	-	(2,484)
Depreciation and amortization	-	136,358	-	136,358
Provision for doubtful accounts	-	6,885	-	6,885
Equity in income of consolidated entities	65,961	-	(65,961)	-
Impairments (recoveries), exit costs and restructuring charges	-	5,904	-	5,904
Cumulative effect of a change in accounting for legal fees	-	(2,600)	-	(2,600)
Accretion of discounted debt	3,396	-	-	3,396
Non-cash stock-based compensation expense	-	3,982	-	3,982

Net change in certain assets and liabilities, net of business acquisitions
Accounts receivable and unbilled revenues	-	(859)	-	(859)
Accounts payable	-	(6,041)	-	(6,041)
Accrued expenses	-	(5,976)	-	(5,976)
Accounts receivable from related parties	38,790	(38,790)	-	-
Unbilled revenue, advanced billing and customer deposits	-	(659)	-	(659)
Other assets and liabilities	-	7,083	-	7,083
Payment of deferred reorganization costs	(11,844)	-	-	(11,844)
Net cash provided by continuing operations	(4,208)	37,105	-	32,897

Net cash provided by discontinued operations	-	2,829	-	2,829
Net cash provided by operating activities	$(4,208)	$39,934	$-	$35,726

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2005
(dollars in thousands)
(unaudited)

	Non-Guarantor	Guarantor	Eliminations	Consolidated

Cash flows from investing activities:
Additions to property, plant and equipment	$-	$(48,677)	$-	$(48,677)
Decrease in short-term investments	-	84,139	-	84,139
Proceeds from sale of assets	-	4,759	-	4,759
Decrease in investments restricted for debt service	6,817	-	-	6,817
Net cash provided by investing activities - operating activities	6,817	40,221	-	47,038
Net cash used by investing activities - discontinued operations	-	(5,012)	-	(5,012)
Net cash provided by investing activities	6,817	35,209	-	42,026

Cash flows from financing activities:
Repayment of long-term debt	(4,702)	-	-	(4,702)
Payment of capital lease obligations	-	(422)	-	(422)
Proceeds from exercise of options	1,410	-	-	1,410
Net cash used in financing activities	(3,292)	(422)	-	(3,714)

Net increase in cash and cash equivalents	(683)	74,721	-	74,038
Cash and cash equivalents at beginning of period	779	53,572		54,351

Cash and cash equivalents at end of period	$96	$128,293	$-	$128,389

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes for the nine months ended September 30, 2006 contained in this Quarterly Report on Form 10-Q (the “Report”), and with the audited financial statements and notes thereto included in our amended Annual Report on Form 10-K for the year ended December 31, 2005 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC” or the “Commission”) on April 10, 2006.

Cautionary Statement Regarding Forward-Looking Statements

Certain of the statements contained in this Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the current views of RCN with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, RCN also provides forward-looking statements in other materials RCN releases to the public or files with the SEC, as well as oral forward-looking statements. You should consult any further disclosures on related subjects in RCN’s Annual Reports on Form 10-K and 10-K/A, Quarterly Reports of Form 10-Q and Current Reports on Form 8-K filed with the SEC.

Such forward-looking statements are and will be subject to many risks, uncertainties and factors, which may cause RCN’s actual results to be materially different from such forward-looking statements. Factors that could cause RCN’s actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

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

Statements in this Report and the exhibits to this Report should be evaluated in light of these important factors. RCN is not obligated to, and undertakes no obligation to, publicly update any forward-looking statement due to actual results, changes in assumptions, new information or future events.

Overview

We are one of the largest facilities-based competitive providers of bundled cable, high-speed internet and phone services delivered over our own fiber-optic local network to residential and small business customers in some of the most densely populated markets in the United States. RCN Business Solutions also provides high-capacity data, video and voice services to a growing number of business customers. RCN provides service in the Boston, New York, eastern Pennsylvania, Washington, DC, Chicago, San Francisco and Los Angeles metropolitan markets. In August 2006, we entered into an agreement to sell our San Francisco, California assets, and we are actively marketing the sale of our assets in Los Angeles, California.

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

Key Performance Indicators

Presented below are certain key financial performance indicators, or KPIs, that we consider important in managing and assessing our business and financial performance: Customers, Revenue Generating Units (“RGUs”), Average Revenue per Customer (“ARPC”), and Average RGUs per Customer. These KPIs are set forth below for convenience only and each of these measures should be considered in the context of our complete financial statements and the analysis and discussion described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The KPIs reflected in the table below exclude customers, RGUs, ARPC, and Average RGUs per Customer attributable to our California operations.

	September 30, 2006	December 31, 2005

Voice RGUs [1,5]	250,000	255,000
Penetration	19.2%	19.8%

Basic Video RGUs [1,5]	355,000	351,000
Penetration	27.4%	27.4%

Data RGUs [1,5]	253,000	229,000
Penetration	19.5%	17.8%

Total RGUs (Excluding Digital) [1,5]	859,000	834,000

Customers [2,5]	404,000	400,000

Average Revenue Per Customer [3]	$107	$102

Average RGUs Per Customer [4]	2.1	2.1

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

(3) Average Revenue per Customer is total revenue for a given monthly period (excluding Dial-up Internet, reciprocal compensation and certain commercial revenue) divided by the average number of Customers for the period. As discussed more fully in footnote (5) below, effective January 1, 2006, the Company changed its methodology for counting Customers and RGUs. ARPC for the quarter ended December 31, 2005 has been calculated under the old methodology; because customer counts under the new methodology are not available prior to January 1, 2006, the effective date of the change. Based on our estimates of customer counts under the new methodology prior to the effective date of the change, we do not believe that the change in methodology would have a material impact ARPC as previously reported.

(4) Average RGUs per Customer is the total number of RGUs divided by the number of Customers.

(5) Effective for periods beginning with January 1, 2006, the Company changed its methodology for counting Customers and RGUs. Previously, certain commercial Customers and certain residential Customers in bulk MDU arrangements were not counted. In addition, certain dormitories and other commercial buildings are now counted as only one Customer and one RGU. As a result of this change in methodology, Customer and RGU amounts reported prior to December 31, 2005 might not be comparable to those reported under the new methodology. Based on our estimates of customer counts under the new methodology prior to the effective date of the change, we do not believe that the change in methodology would have a material impact on ARPC as previously reported.

Results of Operations

 The financial information presented in this Report comprises the unaudited condensed consolidated financial information for the three and nine months ended September 30, 2006 and 2005.

Approximately 94% of our revenue for the nine months ended September 30, 2006 is attributable to recurring monthly charges for services provided to residential and commercial Customers. The remaining 6% of our revenue is attributable to charges for usage-based services.

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

Revenues

 Revenue increased $18.5 million, or 14.1%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, and increased $36.5 million, or 9.2%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase was primarily due to increases in revenue from commercial customers for the three months and nine months ended September 30, 2006, of $14.8 million and $31.6 million, respectively, primarily attributable to the acquisition of CEC completed on March 17, 2006.

Revenue from residential customers increased $5.6 million, or 4.7%, for the three months ended September 30, 2006, and increased $11.4 million, or 3.2%, for the nine months ended September 30, 2006, primarily due to an increase in ARPC, which resulted in increased revenue of $6.4 million and $23.0 million for the three and nine-month periods ended September 30, 2006. The improvement in ARPC was due primarily to price increases and an increase in Average RGUs per Customer due to higher cable modem penetration. Offsetting these increases was a decline in voice penetration and the average revenue per voice RGU as customers have migrated to lower priced voice plans and usage has declined. The increase in residential revenue driven by increased ARPC was partially offset by a decline in the average number of customers compared to the same periods in 2005, which resulted in decreases in revenue of $0.8 million and $11.6 million for the three and nine-month periods ended September 30, 2006, respectively, although total customers increased by approximately 5,400 during the quarter ended September 30, 2006.

Dial-up revenue decreased for the three- and nine-month periods ended September 30, 2006, by $1.7 million and $5.4 million, respectively, as the number of dial-up customers continued to decline. Reciprocal compensation revenue, which is impacted to a large degree by dial-up service, decreased for the three- and nine-month periods ended September 30, 2006, by $0.2 million and $1.1 million, respectively.

	Revenue
	For the three months ended September 30,
	2006	2005	Fav/(unfav) Variance	Var %

Video	$61,519	$59,159	$2,360	4.0%
Data	30,661	25,635	5,026	19.6
Voice	30,377	32,661	(2,284)	-7.0
Other	1,695	1,228	467	38.0
Total Core Residential	$124,252	$118,683	$5,569	4.7%

Commercial	21,137	6,378	14,759	231.4
Dial-Up	2,997	4,671	(1,674)	-35.8
Recip Comp / Other	1,302	1,491	(189)	-12.7
Total	$149,688	$131,223	$18,465	14.1%

	Revenue
	For the nine months ended September 30,
	2006	2005	Fav/(unfav) Variance	Var %

Video	$184,330	$178,212	$6,118	3.4%
Data	88,412	76,459	11,953	15.6
Voice	92,721	100,303	(7,582)	-7.6
Other	5,308	4,375	933	21.3
Total Core Residential	$370,771	$359,349	$11,422	3.2%

Commercial	50,338	18,748	31,590	168.5
Dial-Up	10,111	15,476	(5,365)	-34.7
Recip Comp / Other	3,643	4,772	(1,129)	-23.7
Total	$434,863	$398,345	$36,518	9.2%

Direct Expenses

 Direct expenses increased $4.0 million, or 8.8%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 and increased $2.2 million, or 1.5%, for the nine months ended September 30, 2006. The increases were primarily due to increases in network costs due to the acquisition of CEC, partly offset by more favorable contract pricing from vendors and ongoing network optimization. Voice and data network costs, excluding the impact of settlements with providers of our voice and data network services, increased by $2.5 million and $4.2 million for the three and nine-month periods ended September 30, 2006. Total settlements for the three-month period ended September 30, 2005, was $2.0 million. Total settlements for the nine months ended September 30, 2006 and 2005, were $6.7 million and $2.9 million, respectively. Increases in the average programming cost per subscriber, offset partly by a decline in video RGUs, resulted in higher video direct costs for the three and nine-month periods ended September 30, 2006 of $2.1 million and $4.4 million, respectively. The increases in video direct costs were offset by a $2.6 million reduction of accrued programming expenses related to a change in accounting estimate.

Selling, General and Administrative Expenses

 Selling, general and administrative expenses (“SG&A”) increased $3.5 million, or 5.1%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 and increased $13.0 million, or 6.6%, for the nine months ended September 30, 2006. The increase for the three-month period was primarily due to the acquisition of CEC. The increase for the nine-month period was mainly due to the acquisition of CEC and stock-based compensation. Stock-based compensation was not recorded prior to June 30, 2005 because no grants had yet been issued prior to that date. Excluding the impact of stock-based compensation, the acquisition of CEC, and a 2005 credit related to transition services reimbursements received from the purchaser of our Carmel cable system, SG&A decreased $3.2 million, or 5.1%, for the three months ended September 30, 2006, and decreased $11.1 million, or 5.7%, for the nine months ended September 30, 2006.

The most significant contributor to the decline for the three months ended September 30, 2006 was a $4.6 million reduction in employee-related expenses and outside labor primarily due to an approximate 9% reduction in average headcount. Also contributing to the decline in employee related expenses was a reimbursement received related to a deferred compensation plan, which has been terminated. Property taxes declined $1.8 million due to favorable changes in our filing status in two jurisdictions. Billing costs declined $0.8 million resulting from investments in our billing platform in 2005. Other reductions related to facilities and other administrative costs totaled $0.3 million. Offsetting these declines were increases in network maintenance, marketing, bad debt, insurance, legal costs and other expenses totaling $4.3 million.

For the nine months ended September 30, 2006, there was a $6.1 million reduction in employee-related expenses and outside labor primarily due to an approximate 9% reduction in average headcount. Also contributing to the decline in employee related expenses was the deferred compensation plan reimbursement. There was a $2.4 million reduction in legal and litigation costs due to a reduction in activity related to litigation and SEC filing costs. There was also a $2.4 million reduction in billing costs and a $2.4 million reduction in property taxes. Other reductions related to insurance, facilities and other administrative costs totaled $2.5 million. Offsetting these declines were increases in marketing and advertising, network maintenance, bad debt and other expenses totaling $4.8 million.

	SG&A
	For the three months ended September 30,
	2006	2005	Fav/(unfav) Variance	Var %

Network operations and construction	$25,846	$23,564	$(2,282)	-9.7%
Sales and marketing	14,574	12,597	(1,977)	-15.7
Customer service	5,000	4,849	(151)	-3.1
Operating, general and administrative	21,582	22,843	1,261	5.5
Stock based compensation	4,287	3,974	(313)	-7.9
Total	$71,289	$67,827	$(3,462)	-5.1%

	SG&A
	For the nine months ended September 30,
	2006	2005	Fav/(unfav) Variance	Var %

Network operations and construction	$71,299	$66,670	$(4,629)	-6.9%
Sales and marketing	39,015	34,126	(4,889)	-14.3
Customer service	15,608	14,922	(686)	-4.6
Operating, general and administrative	70,874	78,067	7,193	9.2
Stock based compensation	13,953	3,974	(9,979)	-251.1
Total	$210,749	$197,759	$(12,990)	-6.6%

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

In the three months ended September 30, 2006, the Company exited a facility in Virginia, recording an exit cost liability of $0.2 million. In the second quarter of 2006, the Company exited a facility in Chicago, recording a liability of $1.4 million, and also exited its former headquarters facility in Princeton, NJ, recording an exit cost liability of $0.5 million. The Company exited a facility in Boston in the first quarter of 2006, recording a liability of $0.6 million. During the three and nine months ended September 30, 2006, the Company amortized $0.4 million and $1.5 million, respectively, of this exit cost as a reduction to rent expense in selling, general, and administrative expense.

As part of its emergence from bankruptcy, RCN recorded a “fresh start” liability for the excess of cost over fair value on all of its leased facilities. RCN amortizes the liability for these facilities as an offset to rent expense, which is included in selling, general and administrative expense, over the remaining term of the lease. When RCN exits a facility and accrues an exit cost liability, it reverses the remaining “fresh start” reserve established for that property in “Impairments (recoveries), exit costs and restructuring” expense. Similarly, when RCN amends a lease on one of these properties the reserve is reversed into “Impairments (recoveries), exit costs and restructuring” expense, as the amended lease is assumed to reflect market rates and terms. During the three and nine months ended September 30, 2006, we amortized $0.4 million and $1.2 million, respectively, of this liability as a reduction to rent expense in selling, general and administrative expense.

In 2005, the Company announced that it would close its former headquarters facility in Princeton, NJ in April 2006. In connection with this transition, which is now complete, the Company incurred approximately $3.1 million in retention, severance, relocation and other expenses, $0.2 million and $1.0 million of which was recognized during the three and nine months ended September 30, 2006, respectively.

The Company also completed a reduction in force in December 2005 in conjunction with plans to reduce our operating expenses. The Company recognized $1.1 million of expense in the fourth quarter of 2005 in severance and benefits for the terminated employees, most of which was paid during 2006.

Depreciation and Amortization

Depreciation and amortization expense increased $0.7 million, or 1.5%, to $47.8 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This increase was primary due to the inclusion of the fixed assets and intangibles of CEC. Depreciation and amortization expense increased $7.8 million, or 5.7%, to $144.1 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The net increase is due primarily to (i) the inclusion of fixed assets and intangibles of CEC and (ii) $2.8 million of accelerated depreciation expense related to the adjustment of the remaining lives of leasehold improvements and other fixed assets in the former headquarters, which the Company exited in April 2006.

Investment Income

Investment income decreased $0.1 million, or 9.6%, to $1.3 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This decrease was primarily due to a decline in the average cash and short-term investment balance. Investment income increased $0.4 million or 10.7% to $4.4 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due to an increase in the overall rate of return earned on investments partially offset by a decline in the average cash and short-term investments balance.

Interest Expense

Interest expense decreased by $6.4 million, or 59.9%, to $4.3 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Interest expense decreased by $11.0 million, or 35.0%, to $20.3 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This decrease is primarily due to the reduction in our outstanding debt of nearly $300 million, and also the reduction in our weighted average interest rate (as a result of the refinancing completed in May, 2006), offset slightly by increases in LIBOR.

Loss on Early Extinguishment of Debt

In connection with the repayment of our former First-Lien Credit Agreement and Third-Lien Term Loan, the Company recognized a loss on extinguishment of debt of $19.3 million during the six-month period ended June 30, 2006. The losses recognized consisted of early payment penalties of $6.5 million and the write-off of deferred financing cost of $12.8 million.

Liquidity and Capital Resources

	(dollars in thousands) September 30,
	2006	2005

Cash, cash equivalents and short-term investments	$111,358	$153,997
Debt (including current maturities and capital lease obligations)	$202,937	$491,840

Cash Flow from Operating Activities

Net cash provided by operating activities was $53.0 million for the nine months ended September 30, 2006, reflecting net income of $12.8 million and non-cash operating items of $68.7 million partially offset by a $33.8 million decrease in working capital. The use of cash in working capital was primarily due to an overall decrease in accounts payable and accrued expenses due to timing of payments, as well as an increase in accounts receivable. For the nine months ended September 30, 2005, net cash provided by operations totaled $35.7 million reflecting a net loss of $102.8 million, $150.0 million in non-cash operating items, deferred reorganization costs of $11.8 million and a $6.5 million use of working capital.

Cash Flow from Investing Activities

Net cash provided by investing activities was $215.9 million for the nine months ended September 30, 2006, driven primarily by $307.5 million in proceeds from the sale of our interests in Megacable and MCM, offset by $58.9 million in additions to property, plant and equipment, and $38.5 million for the purchase of CEC, and related costs. In comparison, net cash provided by investing activities for the nine months ended September 30, 2005 was $42.0 million, reflecting a $84.1 million decrease in short-term investments and investments restricted for debt service and $4.8 million in proceeds from sales of assets, partly offset by additions to property, plant and equipment of $48.7 million.

Cash Flow from Financing Activities

Net cash used in financing activities was $295.6 million for the nine months ended September 30, 2006, driven primarily by $372.3 million in repayments under our former First-Lien Credit Agreement, Third-Lien Term Loan and capital lease obligations (including $6.5 million in prepayment penalties), and $1.4 million in treasury stock purchases, offset by net proceeds of $70.6 million from the new First-Lien Credit Agreement and $7.5 million in proceeds from stock option exercises. In comparison, cash used in financing activities for the nine months ended September 30, 2005 was $3.7 million reflecting mandatory principal repayments under our former First-Lien Credit Agreement and capital lease obligations of $4.7 million, offset by $1.4 million in proceeds from stock option exercises.

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

Letters of Credit

We have approximately $48.7 million of letters of credit as of September 30, 2006 relating to our workmen’s compensation and employee liability insurance policies, real estate lease obligations, right of way obligations, and license and permit obligations to governmental agencies. Approximately $0.4 million of these letters of credit are collateralized with restricted cash, as reflected in restricted investments in our condensed consolidated balance sheets.

Recent Accounting Pronouncements

FIN No. 48

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109”, (“FIN48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly excludes income tax positions related to FASB Statement No. 5, Accounting for Contingencies. We will adopt the provisions of this statement beginning in the first quarter of 2007. We do not expect that the adoption of FIN 48 will have a material impact on our consolidated financial position or results of operations.

FAS No. 157

In September 2006, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a common definition for fair value under accounting principles generally accepted in the United States of America, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting FAS 157 on its financial statements.

Subsequent Events

On November 8, 2006, the United States Court of Appeals for the Second Circuit awarded RCN approximately $5.1 million in damages plus prejudgment interest on appeal of a lawsuit brought by RCN in 2002 against 202 Centre Street Realty LLC. While RCN anticipates that it will seek the full amount of the judgment, there can be no guarantee that the judgment will be fully recovered.

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

For a discussion of the critical accounting judgments and estimates we identified that we believe require significant judgment in the preparation of our consolidated financial statements, please refer to our Annual Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change to the information required under this item from what was disclosed in our amended Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.	Controls and Procedures

Conclusions Regarding Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (the “Exchange Act”), as amended as of the end of the period covered by this Report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to RCN, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to RCN’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during our most recently completed fiscal quarter that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

In March 2006, the Class Action Complaint was dismissed as to all defendants, except for (a) RCN and certain former directors of RCN with respect to an alleged “failure to monitor” the Savings Plan, and (b) certain individuals who comprised the former administrative committee of the Savings Plan with respect to an alleged failure to prudently invest Savings Plan assets, in each case during late 2003 and early 2004 when the alleged breaches of fiduciary duties occurred. Discovery with respect to these remaining defendants commenced in September 2006. Management of RCN believes that the claims of the plaintiffs are without merit and intends to defend such claims vigorously. If RCN were not to prevail in its defense of these claims, management believes that its applicable insurance coverage would offset any potential liability of RCN associated with the Class Action Complaint. If, however, any liability of the individual defendants arising from the Class Action Complaint were to exceed RCN’s insurance coverage limits, and such individuals were to successfully seek indemnification from RCN, RCN’s financial condition could be materially and adversely affected. At this stage of the litigation, RCN cannot reasonably estimate the amount of uninsurable loss, if any, that may result from this matter.

RCN is party to various other legal proceedings that arise in the normal course of business. In the opinion of management, none of these proceedings, individually or in the aggregate, are likely to have a material adverse effect on the financial position or results of operations or liquidity of RCN.

Item 1A.	Risk Factors

There have been no material changes in our “Risk Factors” as discussed Item 1A of our Annual Report..

Item 6.	Exhibits

2.1
Joint Plan of Reorganization of RCN Corporation and Certain Subsidiaries, dated as of December 21, 2004 (incorporated herein by reference to exhibit 2.1 filed to RCN’s Current Report on Form 8-K filed on December 14, 2004).

2.2
Order Confirming the Joint Plan of Reorganization of RCN Corporation and Certain Subsidiaries, dated as of December 8, 2004 (incorporated herein by reference to exhibit 2.2 to RCN’s Current Report on Form 8-K filed on December 14, 2004).

3.1
Amended and Restated Certificate of Incorporation of RCN Corporation, dated as of December 21, 2004
(incorporated herein by reference to exhibit 3.1 to RCN’s Current Report on Form 8-K filed on December 27, 2004).

3.2	Amended and Restated Bylaws of RCN Corporation (incorporated herein by reference to exhibit 3.2 to RCN’s Current Report on Form 8-K filed on December 27, 2004).
4.1
Warrant Agreement, dated as of December 21, 2004, by and between RCN Corporation and HSBC Bank USA, National Association as Warrant Agent (incorporated herein by reference to exhibit 4.1 of RCN’s Current Report on Form 8-K filed on December 27, 2004.

4.2
Registration Rights Agreement, dated as of December 21, 2004, by and between RCN Corporation and the Stockholders listed on the signature pages thereto (incorporated herein by reference to exhibit 4.2 of RCN’s Current Report on Form 8-K filed on December 27, 2004).

4.3
Note Purchase Agreement, dated as of December 21, 2004, by and among RCN Corporation, the Guarantors listed on the signature pages thereto and the Purchasers listed in Schedule I and Schedule II thereto (incorporated herein by reference to exhibit 4.3 of RCN’s Current Report on Form 8-K filed on December 27, 2004).

4.4
Indenture, dated as of December 21, 2004, by and among RCN Corporation and HSBC Bank USA, National Association (incorporated herein by reference to exhibit 4.4 of RCN’s Current Report on Form 8-K filed on December 27, 2004).

4.5
First Supplemental Indenture, dated as of May 30, 2006, by and between RCN Corporation and HSBC Bank USA, National Association, as Trustee. (incorporated herein by reference to exhibit 10.5 of RCN’s Current Report on Form 8-K filed on May 31, 2006).

4.6
Registration Rights Agreement, dated as of December 21, 2004, by and between RCN Corporation and the Purchasers listed in Schedule I and Schedule II thereto (incorporated herein by reference to exhibit 4.5 of RCN’s Current Report on Form 8-K filed on December 27, 2004).

10.1
Separation and Release Agreement, dated as of August 4, 2006, by and between RCN Corporation and Timothy James Dunne (incorporated herein by reference to exhibit 10.1 to RCN’s Quarterly Report on Form 10-Q filed on August 9, 2006).

10.2
Separation and Release Agreement, dated as of August 4, 2006, by and between RCN Corporation and Joseph Sorresso (incorporated herein by reference to exhibit 10.1 to RCN’s Quarterly Report on Form 10-Q filed on August 9, 2006).

10.3
Restricted Stock Agreement, dated as of August 4, 2006, by and between RCN Corporation and Peter D. Aquino (incorporated herein by reference to exhibit 10.3 to RCN’s Quarterly Report on Form 10-Q filed on August 9, 2006).

10.4
Restricted Stock Agreement, dated as of August 4, 2006, by and between RCN Corporation and Michael T. Sicoli (incorporated herein by reference to exhibit 10.4 to RCN’s Quarterly Report on Form 10-Q filed on August 9, 2006).

10.5
Asset Purchase Agreement, dated as of August 17, 2006, by and among RCN Corporation, RCN Telecom Services, Inc., and Astound Broadband, LLC (incorporated herein by reference to exhibit 99.2 to RCN’s Current Report on Form 8-K filed on August 17, 2006).

21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RCN Corporation

/s/ Peter D. Aquino
Peter D. Aquino
President and Chief Executive Officer
Date: November 9, 2006

/s/ Michael T. Sicoli
Michael T. Sicoli
Executive Vice President and Chief Financial Officer
Date: November 9, 2006