Form 10-K
period 2006-12-31
RCN CORP /DE/
filed 2007-03-15
CIK 1041858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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
Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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

The aggregate market value of the outstanding common stock of the Registrant held by non-affiliates as of June 30, 2006 based on the closing price of $24.93 on the NASDAQ was $643,312,742. Shares reported on Schedule 13D or 13G as being beneficially owned by a holder or group of holders who collectively beneficially own 15% or more of the registrant's outstanding common stock have been excluded from such calculation. Such exclusion, however, shall not constitute an admission that such persons possess the power to direct or cause the direction of the management and policies of the registrant. There were 37,671,217 shares of voting common stock with a par value of $0.01 outstanding at March 7, 2007.

Indicate by check mark whether the registrant has filed all documents and reports to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☒     No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be held June 5, 2007 (the “2007 Proxy Statement”) are incorporated by reference into Part III hereof.

RCN CORPORATION AND SUBSIDIARIES
For the year ended December 31, 2006

Cautionary Statement Regarding Forward Looking Statements:

Our Form 10-K (“Annual Report”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the current views of RCN with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, RCN Corporation, which we refer to as “we”, “us” or “our” and in some cases, “RCN” or the “Company”, also provides forward-looking statements in other materials RCN releases to the public or files with the United States Securities & Exchange Commission (“SEC”), as well as oral forward-looking statements. You should consult any further disclosures on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC.

Such forward-looking statements are and will be subject to many risks, uncertainties and factors relating to our operations and the business environment that may cause our actual results to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause our actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•	our ability to operate in compliance with the terms of our financing facilities (particularly the financial covenants);

•	our ability to maintain adequate liquidity and produce sufficient cash flow to fund our capital expenditures;

•	our ability to attract and retain qualified management and other personnel;

•	our ability to maintain current price levels;

•	our ability to acquire new customers and retain existing customers;

•	changes in the competitive environment in which we operate, including the emergence of new competitors;

•	changes in government and regulatory policies;

•	uncertainty relating to economic conditions generally and in particular, affecting the markets in which we operate;

•	pricing and availability of equipment and programming;

•	our ability to obtain regulatory approvals and our ability to meet the requirements in our license agreements;

•	our ability to complete acquisitions or divestitures and to integrate any business or operation acquired;

•	our ability to enter into strategic alliances or other business relationships;

•	our ability to overcome significant operating losses;

•	our ability to continue to reduce our operating costs;

•	our ability to develop products and services and to penetrate existing and new markets;

•	technological developments and changes in the industry; and

•	the risks discussed in “Risk Factors” under Item 1A below.

Statements in this Annual Report and the exhibits to this report should be evaluated in light of these important factors. RCN is not obligated to, and undertakes no obligation to, publicly update any forward-looking statement due to actual results, changes in assumptions, new information or as the result of future events.

PART I

ITEM 1.	BUSINESS

Introduction

RCN is a facilities-based, competitive provider of video, high-speed data and voice services. We provide these services over our own fiber-optic local network to approximately 406,000 residential and small business customers in Boston, New York, eastern Pennsylvania, Washington, D.C., and Chicago. We are one of the largest competitive providers of telecommunications services to residential customers in each of our geographic markets. Our residential network passes approximately 1.3 million homes. Of our 406,000 subscribers, approximately 66% subscribe to two or more of our services, referred to as “bundles”, with the remainder subscribing to only one service.

RCN Business Solutions (“RBS”) also provides bulk video, high capacity data and voice services in the same markets discussed above to Fortune 1000 and medium-sized business customers.

RCN is a Delaware corporation formed in 1997. Our principal executive office is located at 196 Van Buren Street, Suite 300, Herndon, Virginia 20170 and our telephone number is (703) 434-8200.

Available Information and Websites

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge on the SEC’s Web site at www.sec.gov and on our Web site at www.rcn.com as soon as reasonably practicable after such reports are electronically filed with the SEC. The information posted on our Web site is not incorporated into our SEC filings.

 Key Transactions

On March 13, 2007, we completed the sale of our San Francisco, California properties to Astound Broadband LLC, a subsidiary of Wave Broadband LLC ("Wave”) for a purchase price of $45 million in cash, subject to adjustment for changes in working capital items, changes in the number of customers, and pre-closing capital expenditures. Separately, we have decided to exit the Los Angeles, California market during 2007. Our California properties are reflected as discontinued operations in our financial statements.

In March 2006, we acquired Consolidated Edison Communications LLC (“CEC”), substantially increasing our fiber assets in the New York City metropolitan area and adding a number of enterprise commercial telecommunications customers. We refer to our commercial telecommunications group, including the operations acquired from CEC, as “RCN Business Solutions”.

Also in March 2006, we completed the sale of our interests in Megacable, S.A. de C.V. and Megacable Communicaciones de Mexico S.A. (collectively “Megacable”) for after-tax proceeds of $300 million that we subsequently used to refinance our then-existing indebtedness.

In December 2004, we increased our ownership in Starpower Communications, L.L.C. from 50% to 100% by purchasing the 50% interest in Starpower owned by Pepco Holdings, Inc. (“Pepco”) for $29 million. Starpower was formed in 1997 as a joint venture between a subsidiary of RCN and Pepco Communications, L.L.C., a subsidiary of Pepco, to sell video and telecommunications services to residential and commercial customers in Washington D.C. and the surrounding areas in Maryland and Virginia. Starpower is fully consolidated in RCN’s financial statements beginning December 21, 2004, and is accounted for as an equity method investment in periods prior to December 21, 2004.

On May 27, 2004, RCN and four of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) and in August 2004, five additional subsidiaries of RCN filed voluntary petitions for reorganization under Chapter 11 (all ten collectively, the “RCN Debtors”). On December 21, 2004 (the “Effective Date”), the RCN Debtors’ joint plan of reorganization (the “Plan”) became effective and the RCN Debtors emerged from Chapter 11 of the Bankruptcy Code.

2006 Highlights

Revenue Growth. Revenue increased by 10.4% year-over-year driven largely by an increase in revenue from commercial customers and specifically, the acquisition of CEC. Excluding our commercial business, revenue from our residential and small business customers increased 3.5% in comparison to flat or declining revenue growth over the past several years. The organic growth in our revenue was driven by increased customers, revenue generating units (“RGUs”) and average revenue per customer (“ARPC”) as a result of our sales and marketing initiatives, as well as the introduction of new and improved products. Overall subscribers grew by approximately 6,000 in 2006 and new product connections increased by approximately 26,000.

Cost Reductions. Our continued cost reduction initiatives resulted in a decrease in our selling, general and administrative costs (excluding stock-based compensation expense) as a percentage of revenue by over 400 basis points. Key initiatives included the reduction of headcount, reduction of corporate support costs, renegotiation of key vendor relationships, and reduction of real estate property tax and insurance expenses.

Asset Portfolio. In March 2006, we completed the sale of our interests in Megacable for net after-tax proceeds of $300 million, which were used to significantly reduce our indebtedness. We also acquired CEC in March 2006 for a total purchase price of $41.4 million including all deal related costs and working capital. In August 2006, we announced the sale of our San Francisco which closed on March 13, 2007. We have also decided to exit the Los Angeles, California market.

2007 Strategy

Increase Organic Revenue Growth. We will seek to increase organic revenue growth through a series of initiatives: First, we will attempt to grow customers and RGU’s by developing new products and enhancing existing ones, increasing our focus on selling additional products to existing customers, and improving our retention tactics. Second, we anticipate making additional investments to expand our network, increasing homes passed both within and adjacent to our existing licensed footprint. Third, we plan to further enhance the RCN customer experience, through investments and process improvements in service delivery, customer care, and billing. Finally, we will attempt to increase penetration of RCN’s digital tier services, as we enhance the quality of these services, especially Video on Demand, and increase the overall number of digital set-top boxes deployed in our customers’ homes.

Continued Margin Expansion. We plan to continue to increase our operating margins through a series of initiatives: First, we plan to drive greater efficiencies in field operations, care, and corporate overhead by redesigning key processes and reducing key volume drivers such as truck rolls and customer calls. Second, we plan to invest capital to drive high-margin revenue growth as well as cost reductions through automation. Finally, we plan to improve the effectiveness of our sales and marketing spending through better use of technology and improved customer segmentation.

Evaluate Strategic Acquisitions. We continuously consider strategic merger and acquisition opportunities, and will pursue those that we believe could be accretive in value to RCN’s shareholders.

Services

We offer video, phone, and Internet products primarily to residential customers and to small businesses. RCN customers can subscribe to a single product in these three categories (a la carte), or customers may choose to bundle multiple services into a single subscription with single billing and a single point of installation and support. Customers who bundle services typically receive those services at a discount to the a la carte price of individual products. Our bundle approach reduces operating costs due to efficiencies in customer care, billing, and support. The penetration of bundled products is approximately 66% of our current customer base.

Video Services

Our cable television service delivers multiple channels of television programming to subscribers who pay a monthly recurring fee for those services. Television signals are received over-the-air, by fiber-optic transport, or via satellite delivery by antennas, microwave relay stations and satellite earth stations. Cable television systems are generally constructed and operated pursuant to non-exclusive licenses awarded by local and state governmental authorities.

We deliver all programming content in digital-only format and also transmit certain channels in analog format. We recently completed an upgrade to digital simulcast programming in all of our markets, which means that we now simultaneously deliver our basic and expanded basic TV programming content in both analog format as well as digital format. Those customers with a digital set-top box view these programming line-ups through the digital feed, whereas customers without a set-top box are currently able to view the analog format line-up with the cable inserted directly into their cable-ready TV.

Our video services include:

•
Basic Cable and Expanded Basic Cable TV: All of our video customers receive a package of basic programming that generally consists of local broadcast television, local community programming, including governmental and public access, and limited satellite-delivered or non-broadcast channels. The basic channel line-up generally has between 18 and 27 channels and is accessible to customers with or without a digital set-top box. Our expanded basic programming level includes approximately 45 to 60 channels in addition to our basic channel line-up, including many popular cable networks. Both the basic Cable TV line-up and Expanded Basic Cable TV programming is available in a 100% digital viewing format to customers with a digital set-top box.

•
Digital Cable TV: We provide additional programming content solely to subscribers who obtain a digital set-top box in connection with our services, which includes an interactive program guide and approximately 45 channels of digital music. We also provide specialty tiers, including MiVisión, a line up of programming launched in September of 2006, consisting of up to 30 Spanish language channels.

•	Premium Channels: We also provide channels including HBO, Showtime, Starz and Cinemax that deliver commercial-free movies, foreign language programming and adult content for an additional monthly fee.

•
Video on Demand (VOD) and Subscription Video on Demand (SVOD): We offer VOD service in all of our markets allowing our customers to access hundreds of movies and other programming at any time with the ability to pause, fast forward, and rewind. RCN offers pay-per-use VOD movies, free VOD that includes movies and other programming, and adult VOD. RCN also offers SVOD services that are included as part of several of RCN’s service bundles or that can be added for an additional fee.

•
High Definition Television: HDTV is a digital television service that provides digital cable subscribers with enhanced picture quality relative to that of standard analog and digital television images.

•
Digital Video Recorder: DVR technology allows our customers to digitally record, store, and play television programs. In addition, DVRs also allow customers to pause and rewind live programming. We offer a dual-tuner DVR and HD set-top box that allows our customers to record one program while watching another.

•
Pay-Per-View: This service allows customers to receive and pay on a per event basis to view a one-time special sporting event, music concert, or similar event on a commercial-free basis by tuning into a specific activated channel.

High-Speed Data Services

We offer high-speed data (Internet) services to residential and small business customers at download speeds ranging from 1.5 Mbps to 20 Mbps, depending on the level of service selected. These services include Internet access, email and webmail, web-based services, Internet security services, and web storage services. Through our company website and customer portal, we also offer on-line electronic gaming and music download sites for a monthly subscription fee.

Voice

Our voice service includes local, regional, long distance, and international telephone services. We offer a full range of calling plans that generally include unlimited local, regional, and long distance calling with a variety of calling features. Our voice features include voicemail, caller identification, call waiting, call forwarding, 3-way calling, 911 access, operator services, and directory assistance. We provide voice services through a traditional, switched platform in most of our markets, although we use our Voice over Internet Protocol, or VoIP, to deliver voice services in certain areas.

As a voice provider, we operate as a facilities-based Competitive Local Exchange Carrier (CLEC), meaning that we have independent access to phone numbers, can initiate and terminate calls anywhere in the U.S. or internationally, and provide 911 access to all of our voice customers by means of our traditional circuit-switched communications network.

Commercial Services

We offer commercial products and services to both carriers and enterprise customers through our RCN Business Solutions group. Carriers include voice carriers, Internet Service Providers (“ISPs”), data transport providers and other data services companies. These carrier customers utilize our services to provide redundancy for their own networks and to develop customer-specific applications. Our enterprise clients are typically in the hospitality, education and financial services industries. We target Fortune 1000 companies and work closely with enterprise clients to develop custom telecommunications solutions that will leverage our network. Our network enters approximately 850 “on-net” commercial buildings and passes within a short distance of approximately 20,000 additional commercial buildings. Our commercial product offerings include metro and intercity SONET and Ethernet based transport services, dark fiber leases, high speed internet access, managed dedicated servers and Web-hosting, bulk and retail video service and long distance and local telephone service. We can also provide services traditionally associated with residential customers to our commercial customers, such as cable television.

Overview of the RCN Network

Our network supports residential broadband, small business, and business enterprise and carrier network services and applications. Our network is predominantly fiber-based with coaxial local distribution, which provides the basis for the delivery of a wide-range of telecommunication services. Our network supports a robust service offering including analog and digital video, high-speed data, and local and long distance voice services to residential and small business customers. Through our RBS, we also support the delivery of voice, video, and data services to enterprise and carrier customers as well as high-bandwidth digital and Ethernet transport services.

Outside Plant Facilities

Residential and Small Business Network

Our residential and small business outside plant network consists of a hybrid-fiber-coax (HFC) network architecture. Our network serves both suburban single family and metropolitan multiple dwelling unit (MDU) environments, as well as small businesses located in suburban commercial developments, urban office buildings, and stand-alone commercial business locations.

The majority of the residential and small business network has been designed and built to support a bandwidth of 860 Megahertz (MHz), and is two-way capable. This bandwidth enables us to offer analog and digital television, high-speed data, and local and long distance voice services to customers over a common network infrastructure. Our network also supports two-way interactive services such as VOD and linear pay-per-view services, and also delivers high-definition video services.

The residential and small business network’s common regional backbone signal transport network, used for both digital (video, data and voice) and analog (video) transport, is facilitated over predominantly RCN-owned fiber-optic cable. These regional fiber backbone transport networks allow for the interconnection of our market head-end, Telephone Switching Center and Internet Core Network to the localized service distribution network that is used to deliver services to our customers. In addition to the regional transport networks, we operate a leased east coast backbone network that extends from Boston to Washington, D.C. that provides high capacity transport capabilities between the RCN markets along this corridor.

The majority of our residential and small business distribution network was built to include service nodes from which a small number of RCN customers are served. As a result, the fiber cable in an individual service node typically reaches to within 1,000 feet of the customer’s home, and the node service area typically encompasses less than 150 homes. This small node service area combined with the deep fiber architecture provides for better operational performance of our network and also allows for higher bandwidth per home capabilities when compared to the networks of other traditional cable and telecommunication service providers. These network architectural factors also contribute to lower maintenance costs and increased capacity for additional enhanced service offerings. In addition to the deep fiber nature of the distribution network, a high amount of fiber was placed to each node service area, typically a minimum of 12 fibers, but in many cases between 12 -24 fibers per node service area. This high fiber count, along with the deep-fiber architecture, strategically positions RCN to economically upgrade to an all-fiber network at some point in the future if warranted.

Video Plant and Equipment

Our video head-ends typically consist of optical transmitters, optical receivers, satellite receivers, signal processors, modulators, encoding equipment, digital video transport equipment, network status monitoring and other ancillary equipment used to receive and retransmit. From the head-end, the video signals are transported to secondary hub sites in either digital or analog signal format. Once the signal is received at the secondary hub site, the signal is conditioned, processed and interconnected to the local broadband transport facilities for distribution to the video subscribers.

Typically, the video signals are distributed to individual optical nodes or receivers via the same broadband fiber cable used to deliver the data and voice service. The local distribution fiber cable terminates in an optical receiver or fiber node within an individual building or video service area. From the fiber node, coaxial cable and related distribution equipment is used to distribute the video signals to the customer premises. The bandwidth of the video distribution network is predominantly 860 MHz, which in most service areas is capable of supporting between 70 and 90 analog video channels and a substantial number of standard definition and high definition video channels. The distribution plants are designed to be predominantly fiber-based, which increases the capacity, reliability and the quality of the services delivered as compared to traditional cable television distribution architectures.

High-Speed Data Plant and Equipment

 Our primary residential and small business Internet product is a high-speed data connection over our broadband residential and small business network. Our high-speed data connection currently offers download speeds up to a maximum of 20 Mbps to an individual cable modem user.

Our residential and small business data network consists of all the networking and computer equipment required to provide full and complete ISP services to both our cable modem and dial-up residential and small business customers. Our network is comprised of core, border and edge routers, servers, switches, and the necessary high-speed transport and interconnection network.

We maintain an Internet backbone network that is used to interconnect to both settlement-free and settlement-based carriers. We maintain this backbone network as a means to provide service to our high-speed data customers.

We rely on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect our proprietary technology. We have obtained authorization, typically in the form of a license, to distribute third-party software incorporated in our access software product for Microsoft Windows and Macintosh platforms. We plan to maintain or negotiate renewals of existing software licenses and authorizations, and may desire or need to license other applications in the future.

Voice Plant and Equipment

Our voice network is built with excess capability to meet the anticipated requirements of future subscriber demand.

Generally, we maintain a carrier grade voice network that is capable of delivering high quality voice services to residential, small business, enterprise and carrier customers. Fiber-optic backbone facilities using synchronous optical network (“SONET”) transport electronics typically provide interconnection from the RCN local telephony switch to the telephony distribution electronics. Our voice network provides primary line service with full interconnection to the local emergency 911 centers and includes reserve batteries in the network or at the premise to provide backup power in the event of a commercial power outage.

In certain markets, we use a “digital phone” architecture that transmits data signals over our broadband network between the customer premise and a RCN circuit switch. Sometimes referred to as “last mile” Voice over Internet Protocol or VoIP, we may deploy this architecture to new and current RCN service areas where the economic and business needs are appropriate.

RCN Business Solutions Network

RCN’s Business Solutions network is a predominately fiber-based, highly redundant, survivable network optimized to deliver carrier grade telecommunications services to enterprise and carrier customers. RCN Business Solutions provides highly reliable TDM and Ethernet transport services and a variety of voice, video and data products and services targeted to meet the needs of the business and carrier communities. The fiber-optic cable that is the basis of the RCN Business Solutions Network is either wholly-owned by RCN or leased from a third party provider. In several of our markets, particularly New York, the majority of our commercial fiber cable deployed is placed in entirely separate conduit facilities from those of the incumbent service providers, which is a major differentiator and selling point of the RCN Business Solutions network. In other cases, we utilize the rights-of-way provided by incumbent telecommunications and electric providers, or its own facilities in public rights-of-way.

Customer Service

Customer service is an essential element of our business. We have multiple internal call centers, supplemented by key outsourcing partners. We also provide certain customer service functions via the Internet. While RCN currently enjoys certain benefits from using a single integrated billing and customer care system, we plan to deploy process and technology enhancements during 2007 and beyond to improve the quality and efficiency of our customer care operations.

Sales and Marketing

We sell our products through a variety of channels, including inbound and outbound telesales, which accounts for the majority of our sales, as well as local direct sales representatives, and to a lesser extent customer care representatives. We use highly targeted marketing techniques to generate interest in our products, including direct mail, which accounts for the majority of our marketing spend, radio, and print advertising. We also use search engine marketing and customer referrals to market our products. Since our serviceable area is typically smaller than the overall media footprint in the metro markets we serve, we tend to focus more on direct mail and other targeted local tactics vs. broader sources of media such as radio, print, and television.

Pricing of Our Products and Services

Our revenues are generated principally from the monthly fees paid by our customers for services we offer. We price our services to promote sales of bundled packages, primarily through volume discounts and other bundling promotions. We also sell individual services at prices that are generally competitive to those of the incumbent providers. Our prices vary based on the level of service the customer chooses. An installation fee, which is typically waived for a bundled installation, is charged to new and reconnected customers. We also charge monthly fees for cable customer premise equipment.

Programming

Programming is an important component of delivering video service. We believe that offering a wide variety of programming is an important factor that influences a customer’s decision to subscribe to and retain our cable television services. We purchase programming content from a number of suppliers and our programming contracts generally continue for a fixed period of time and are subject to negotiated renewal. We generally pay programming suppliers a monthly license fee based on the number of customers to whom RCN makes such programming available. Such license fees generally include discounts based on the number of our customers and negotiated placement of a programming service in our channel line-up. Some program suppliers offer financial incentives to support the launch of a channel and/or ongoing marketing efforts. For shopping channels, we receive a percentage of the amount our customers spend on home shopping purchases.

In general, rates for programming vary by the number of subscribers, with large cable system operators receiving greater volume discounts than smaller operators. In an effort to achieve greater purchasing power, we purchase some of our programming content through the National Cable Television Co-op (“NCTC”), a cooperative buying organization that provides volume discounts to its members on programming purchased through the NCTC. The remainder of our programming is the result of direct agreements with the programmers. Our cable programming costs have increased, in every year we have operated and we expect them to continue to increase due to a variety of factors, including annual increases required under existing contracts.

Competition

We compete with a wide range of service providers in each market, including incumbent local telephone carriers (“ILECs”), incumbent multiple system cable operators (“ MSOs”), , Direct Broadcast Satellite (“DBS”) providers, interexchange carriers (“IXCs”), and ISPs. These companies are our primary competition in the delivery of “last mile” connections for video, data and voice services. We also compete with mobile wireless service providers to the extent that customers abandon wire line voice services to their homes in favor of cellular phones. In addition, new products and technologies such as VOIP, fiber to the home, and IPTV are beginning to have some impact in the marketplace. For example, products delivered to a subscriber’s home via fiber are becoming more available in certain of our markets, and these products offer technological advantages to our products and those of other cable providers because they enable the delivery of applications and services that consume larger amounts of network capacity, such as HDTV and interactive applications. In addition, while IPTV has not yet developed to the point that it can be deployed in large scale, IPTV technology would enable entrants to compete with us by delivering video signals over less robust network architectures than our own, such as copper-based telephone infrastructure characteristic of many of the incumbent telephone companies. In both cases, we anticipate that the growth and development of such technologies will increase competition for many of our highest-value customers who purchase bundled products from us.

Video

Our video service competes in each of our markets with incumbent MSOs and a variety of other methods of receiving and distributing television signal, including DBS providers, interactive online computer services, wireless and other emerging mobile technologies that provide for the distribution and viewing of video programming, and home video products. In addition, certain traditional telecommunications companies provide, or have announced plans to provide, video services within their telephone service areas through a variety of methods, including cable networks, fiber-optic networks, satellite program distribution, and wireless transmission facilities.

Data

We compete with ILECs, MSOs, other competitive cable providers, and both fixed wireless and mobile wireless Internet providers with respect to our high-speed Internet services. In certain areas, CLECs are also starting to penetrate this market with facilities-based high-speed Internet services. Other competitors to RCN’s high speed Internet services include local, regional and national ISPs who offer service using the facilities of other companies such as CLECs and ILECs. While we believe that competition for high-speed data services will intensify in the future, we believe that the market for high-speed data services will continue to grow more quickly over the short to medium term, including adoption of VoIP technologies, than the markets for our other products, providing us with ongoing growth opportunities for sale of our broadband data services.

Voice

We compete with the ILECs for the provision of voice services, as well as other CLECs and long distance service providers. Other local and long distance voice services competitors include MSO’s who are entering the voice market in some locations, wireless service providers, and VoIP providers. We believe that the market for voice services will continue to face competitive pressure in the future as VoIP services and cellular technology is adopted more widely by consumers. We anticipate that we will continue to offer traditional switch-based telephony services for the foreseeable future, however, we are evaluating opportunities to incorporate VoIP and mobile wireless solutions into our product portfolio to reflect changing market trends.

Employees

As of December 31, 2006, RCN had approximately 1,800 employees, substantially all of which are full-time. None of the employees are covered by a collective bargaining agreement.

Licenses

As of December 31, 2006, we had approximately 132 cable franchises and open video system (“OVS”) agreements, permits and similar authorizations (“Franchise Agreements”) issued by local and state governmental authorities. Each such Franchise Agreement is awarded by a governmental authority. Most Franchise Agreements require us to pay the granting authority a fee of up to 5.0% of our gross cable service revenues earned in the franchised territory. We are entitled to and generally pass this fee through to our customers. We are also obligated to pay contributions in support of public, educational and governmental (“PEG”) channels that match those provided by our incumbent cable operator competitors. These contributions (“PEG Fees”) are most often based on a percent of our gross revenues and are in the range of 1% to 3% percent of gross cable service revenues earned in the franchised territory, but can also be based on a “per subscriber” fee and include “in kind” services and facilities such as the dedication of fiber facilities for use by the franchise authority and other PEG entities.

Prior to the scheduled expiration of most Franchise Agreements, we initiate renewal proceedings with the granting authorities. The Cable Television Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”) provides for a license renewal process in which granting authorities may not unreasonably withhold cable franchise renewals, and our OVS authorization is issued by the Federal Communications Commission (“FCC”), which would provide a forum for appeal if a local franchise authority (“LFA”) were to unreasonably withhold a renewal of an OVS agreement. Historically, we have been able to renew our Franchise Agreements without incurring significant costs, although any particular Franchise Agreement may not be renewable on commercially favorable terms or otherwise.

We also hold a number of other licenses from the FCC and from the state public utility commissions (“PUCs”) in the states where we offer telephone services. Our FCC licenses include non-exclusive authorizations to provide interstate long distance and international telephone service in all of its service areas, certain earth station radio licenses pursuant to which we operate our cable head-end equipment, and certain radio licenses needed to provide our wireless video services in New York City. In addition, we hold OVS certificates issued by the FCC for each of the jurisdictions in which we offer OVS service. The state PUCs have jurisdiction over the intrastate local and long distance telephone services we offer, and we have obtained the necessary certificate of public convenience and necessity or similar authorization from the state PUCs in each of the states where we operate.

Regulation

Overview

Telecommunications and cable television operators are subject to extensive regulation by the FCC, state PUCs, and LFAs. These regulations affect the manner in which we operate our business and can also have direct and indirect impacts on our costs of operation and profitability. Set forth below is a summary of present and proposed federal, state, and local regulations and legislation that may affect our provision of video programming, data and voice services. Other existing federal regulations, copyright licensing, and, in many jurisdictions, state and local franchise and telecommunications regulatory requirements, are currently the subject of judicial proceedings, legislative hearings and administrative proposals that could change, in varying degrees, the operations of telecommunications companies.

Regulation of Video Services

Cable Television Systems

Our cable television systems are subject to regulation under the 1992 Cable Act. The 1992 Cable Act regulates, among other things, broadcast signal carriage requirements that allow local commercial television broadcast stations to require a cable system to carry the station. Local commercial television broadcast stations may elect once every three years to require a cable system to carry the station (“must-carry”), subject to certain exceptions, or to withhold consent and negotiate the terms of carriage (“retransmission consent”). A cable system generally is required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether under the must-carry or retransmission consent requirements of the 1992 Cable Act. The 1992 Cable Act also permits LFAs to require cable operators to set aside certain channels for PEG programming. Cable systems with 36 or more channels must designate a portion of their channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator. Local non-commercial television stations are also given mandatory carriage rights.

Because a cable communications system uses local streets and rights-of-way, they are generally also subject to state and local regulation, typically imposed through the local franchising process. The terms and conditions of state or local government franchises vary from jurisdiction to jurisdiction. Generally, they contain provisions governing franchise fees and monetary and in-kind contributions to PEG channels and services, franchise term, time limitations on commencement and completion of construction, conditions of service, including the number of PEG exclusive channels, the provision of free service to schools and other public institutions, liquidated damages and the maintenance of insurance and indemnity bonds, maintenance obligations, customer service standards, franchise renewal, sale or transfer of the franchise, territory of the PEG exclusive franchisee, use and occupancy of public streets, and types of cable services provided. LFAs may not award franchises within their jurisdictions. The 1992 Cable Act also provides that, in granting or renewing franchises, LFAs may establish requirements for cable-related facilities and equipment, but not for video programming content other than in broad categories.

In addition to the relevant franchise agreements, cable authorities in some jurisdictions have adopted cable regulatory ordinances that further regulate the operation of cable systems. These additional regulations have the effect of increasing our expenses.

OVS

In some jurisdictions, we provide cable television programming as an OVS provider. At various times between February 1997 and December 2002, we were certified by the FCC to operate OVS networks in certain areas within our footprint. The OVS framework is an alternative regulatory structure, established at the federal level, for operators providing multi-channel video service to subscribers. Although exempted by federal law from some of the regulations that apply to cable operators, the FCC rules require OVS operators to make channel capacity on the system available to unaffiliated video programming providers (“VPPs”). We have provided VPPs with notice of the opportunity to obtain capacity on our operational OVS systems, but to date no VPP has requested carriage on any of our systems. OVS networks, like cable systems, are also subject to local regulation for use of local streets and rights-of-way. We have entered into agreements with each of the municipalities where we offer OVS services that provide for the payment of the fees and carriage of PEG channels required by the 1996 Act. OVS operators also are subject to the same requirements as cable operators with regard to retransmission consent and must-carry, carriage of non-commercial television stations, and certain other programming-related regulatory requirements, as well as other cable-related FCC regulations. The terms and conditions of OVS agreements vary from jurisdiction to jurisdiction, but generally contain provisions governing gross receipts fees, term, PEG channel and funding requirements, and other right-of-way management requirements similar to those in our cable franchises.

Cable and OVS Regulation

Our existing cable franchises and OVS agreements expire at varying times. Historically, our Franchise Agreements that have reached their expiration date have been renewed or extended. Currently, several of our cable franchises in the eastern Pennsylvania market are beyond their stated expiration dates but are continuing under their existing terms and conditions during renewal negotiations. Although we cannot assure you that it will be able to renew these or other Franchise and OVS Agreements on acceptable terms, our experience and the experience of other cable franchisees has been that, absent any significant disputes as to compliance with the prior franchise, Franchise Agreements are generally renewed upon substantially similar terms upon expiration by mutual agreement between the LFA and the franchisee and we have no reason to believe that renewal of our OVS agreements will be treated any differently when they are renewed.

The 1992 Cable Act limits franchise fees to 5% of gross revenues derived from the provision of cable services. In addition, franchises generally provide for monetary or in-kind capital contributions to support PEG services (“PEG Fees”). In our OVS markets, we are required to match the franchise and PEG fees paid by incumbent operators. In both categories those PEG Fees typically range from 1% to 3% of gross revenues or are assessed on a “per subscriber” basis. However, certain jurisdictions have adopted flat rate contributions rather than a rate based on revenues or numbers of subscribers. In flat rate jurisdictions, we are at a cost disadvantage compared to larger cable systems that pay a lower effective per subscriber fee. Moreover, the FCC recently adopted an order that would enable new entrants to obtain franchises to operate cable systems in our markets more quickly and, in addition, places a cap of 5%, inclusive of all PEG Fees, on the fees paid by new cable entrants. The order gives new cable providers entering our markets a cost advantage over us and other existing cable operators already in the markets since the new entrants will pay a maximum of 5% and not have to contribute the additional PEG Fees and in-kind contributions assessed on existing operators in the market. At the same time the FCC issued the order, they issued a notice of proposed rulemaking to determine whether and the extent to which it will afford similar relief to existing operators. The comment and decision process on this issue will take place over an extended period. To the extent that the FCC decides to apply these same restrictions to the renewal process of existing cable operators like us, it will limit the ability of local franchise authorities to engage in protracted renewal negotiations and to impose certain types of conditions on renewals such as payment of fees above 5% of gross revenues and obligations to extend network facilities to additional areas.

A number of state legislatures, including several in our service areas, have adopted legislation that is also intended to facilitate new entry into the cable market. Where such “statewide franchise” laws are adopted, the FCC will defer to the state with respect to franchise procedures. Like the FCC order, these laws generally enable new operators to enter our markets more quickly than they would have been able to do under the traditional franchise procedures. However, these new “statewide franchise” procedures will also be available to us to facilitate our expansion into new service areas and may also facilitate our future renewal processes.

In addition, a number of jurisdictions have imposed or attempted to impose so-called “open access” and/or “net neutrality” requirements in connection with the grant or transfer of a cable franchise, and others may do so. As used in this context, “open access” refers to the requirement that a broadband operator permit unaffiliated entities to provide Internet services over the cable television operator’s broadband facilities and “net neutrality” is a general principle favoring access by consumers to their choice of Internet content, connection equipment, and applications without unreasonable restrictions by broadband and other service providers. We are committed to net neutrality and do not in any way limit customers’ access to information and services available on the Internet; however, we believe that the desirability of government regulation intended to assure net neutrality and whether and how to make such access available must be determined on the basis of technological and market conditions, and regulatory mandates could impose significant costs on us and restrict the manner in which we conduct our business. In addition, if it were to be mandated, we cannot predict the impact that a la carte programming would have on customer or revenue trends.

Similarly, there have recently been efforts underway at the FCC and in Congress to explore whether cable companies should be required to offer programming services on an unbundled “a la carte” basis so that consumers would have more choice over which programs they purchase. We have supported the concept of a la carte programming and want to be able to test consumer reaction to themed program tiers on our digital systems. To implement a la carte programming, however, all customers would need digital set-top boxes and we would need relief from restrictive programming contracts. Any legislative or regulatory mandate requiring us to implement a la carte programming that does not recognize technological and contractual limitations, or that mandates particular a la carte service offerings and therefore does not permit us to develop a la carte programming tiers based upon market demand and conditions, could impose significant costs on us and the manner in which we conduct our business.

The FCC has also issued rules establishing standards for digital television. The FCC’s rules require television stations to simulcast their existing television signals and digital television prior to the expected cutover to full digital broadcasting in February 2009. The FCC recently issued an order stating that cable operators will not be required to simultaneously carry broadcasters’ digital and analog signals, nor will cable operators be required to carry more than a single digital programming stream from any single broadcaster. These rules are beneficial to us, insofar as they limit how much channel capacity we must devote to broadcasters. However, the rules have been challenged by broadcasters, and the FCC is considering whether to expand its ruling to require cable operators to carry more than one digital program stream from each of the broadcasters in their markets, which would result in dedication of considerable additional channel capacity by cable operators to the broadcasters. The proposal has been the subject of considerable debate and opposition at the FCC and it is too soon to tell whether the FCC will adopt such a rule. If adopted, it would affect all of our cable competitors and therefore, such a ruling would likely not have a disproportionate effect on our ability to compete with other cable operators in the market.

In addition to the FCC regulations previously discussed, there are other FCC cable regulations that directly affect the way that we operate our video businesses in areas such as: equal employment opportunity (“EEO”); syndicated program exclusivity; network program non-duplication; registration of cable systems; maintenance of various records and public inspection files; microwave frequency usage; lockbox availability; sponsorship identification; antenna structure notification; tower marking and lighting; carriage of local sports broadcast programming; application of rules governing political broadcasts; limitations on advertising contained in non-broadcast children’s programming; consumer protection and customer service; ownership and access to cable home wiring and home run wiring in MDUs; indecent programming; programmer access to cable systems; programming agreements; technical standards; and consumer electronics equipment compatibility and closed captioning.

The FCC has the authority to enforce its regulations by imposing substantial fines, issuing cease and desist orders and/or imposing other administrative sanctions, such as revoking FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. We were recently advised by the FCC’s Media Bureau that we might not be in compliance with certain of the FCC’s EEO filing and posting requirements in one of our markets. The FCC is still reviewing our efforts and we cannot assure you that it will not impose some monetary fine on us for our alleged past non-compliance.

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

Regulation of Voice Services

Federal Regulation

The use of our network for interstate and international voice services, including the local component of any interstate or international call, is regulated by the FCC under the Communications Act. We provide domestic interstate voice services nationwide, and have been authorized by the FCC to offer worldwide international services. The rates, terms, and conditions of these services are not filed with the FCC, although we remain subject to the FCC’s jurisdiction over complaints regarding these services. We are required to pay various regulatory fees and assessments to support programs authorized by the FCC. We must also comply with FCC rules regarding the disclosure of rates, terms and conditions of service; the content and format of invoices, obtaining proper authorization for carrier changes, and other consumer protection matters. In addition, the FCC requires prior approval for transfers of control and asset transfers by regulated carriers, including reorganizations and asset transfers undertaken in connection with restructuring transactions.

The 1996 Act gives us important rights to connect with the networks of ILECs in the areas where we operate. This law, among other things, requires ILECs to provide nondiscriminatory access and interconnection to potential competitors, such as cable operators, wireless telecommunications providers and long distance companies. These obligations include the following:

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

Regulations promulgated by the FCC to implement these provisions of the law require local exchange carriers to provide competitors with access to UNEs at prices based on incremental cost studies. In orders released in 2003 and 2005, the FCC adopted significant changes to its UNE rules. Because we built our own network rather than relying on the ILECs’ facilities, these changes may affect us less than they do some of our competitors.

The FCC has given notice of a proposed rulemaking that may change the way prices for interconnection and network elements are determined. Also, the FCC in certain cases has agreed to forbear from applying its UNE requirements in certain geographic markets in which it finds that sufficient competition exists in the provision of local telecommunications services. To date, none of these decisions have affected markets in which we are operating, but Verizon recently filed requests for forbearance in six markets including Boston, New York, Philadelphia, and Washington, D.C. At this time, we are unable to predict whether the FCC will grant Verizon’s request, either in whole or in part, or what effect such an action might have upon our operations in these markets.

We have interconnection agreements with Verizon, AT&T, and other ILECs serving the markets where they provide telephone service. These agreements, which are required under the terms of the 1996 Act, are usually effective for terms of two or three years. As a general matter, these agreements provide for service to continue without interruption while a new agreement is negotiated. Most of the agreements also provide for amendments in the event of changes in the law, such as the regulatory and court decisions described above.

Reciprocal Compensation

The interconnection agreements with ILECs entitle us to collect reciprocal compensation payments from them for local telephone calls that terminate on our facilities. In 2001, the FCC adopted rules limiting the compensation that we can collect for terminating dial-up Internet traffic. Under these rules, the maximum rate for termination of this class of traffic was reduced in a series of steps to its current level of $.0007 per minute, which will remain in effect until further action by the FCC.

Access Charges

When carrying long distance calls, we remit access fees directly to local exchange carriers or indirectly to underlying long distance carriers for the origination and termination of this traffic. Generally, intrastate access charges are higher than interstate access charges. Therefore, to the degree access charges increase or a greater percentage of this long distance traffic is intrastate, our costs of providing long distance services will increase. When providing local telephone service, we also bill access charges to long distance providers for the origination and termination of those providers’ long distance calls. Accordingly, we benefit from the receipt of intrastate and interstate long distance traffic. As an entity that both collects and remits access charges, we have implemented systems designed to ensure that we properly track and record the jurisdiction of our telecommunications traffic and remit or collect access charges accordingly. The FCC currently is considering public comments on a reform proposal called the “Missoula Plan,” offered by a coalition comprised primarily of ILECs, which proposes to substantially reduce both access charges and reciprocal compensation payments over a period of several years. It is not known yet when the FCC will act on this proposal, or whether it will adopt any portion of it. Because we make payments to and receive payments from other carriers for exchange of local and long distance calls, the FCC’s ultimate determination may have an effect upon our business.

Slamming and Cramming

A customer’s choice of local or long distance telecommunications companies is encoded in a customer record, which is used to route the customer’s calls so that the customer is served and billed by the desired company. A user may change service providers at any time. The FCC and some states regulate this process and require that specific procedures be followed. When these procedures are not followed, particularly if the change is unauthorized, the process is known as “slamming.” The FCC has levied substantial fines for slamming. The risk of financial damage, in the form of fines, penalties and legal fees and costs, and to business reputation from slamming is significant.

FCC rules and other laws also regulate the types of services that can appear on a local telephone bill, as well as the format of those bills. Only charges for services authorized by the subscriber may appear on bills. The practice of billing for unauthorized services is known as “cramming.” Violations of rules regarding cramming may result in fines, penalties, and other costs.

We have implemented internal procedures designed to ensure that new subscribers are switched to our services in accordance with federal and state regulations and that our customers bills comply with the law. Because of the large volume of service orders we process, it is possible that some unauthorized carrier changes may be processed inadvertently or that subscribers may be billed for services they did not order, and we cannot assure you that we will not be subject to slamming or cramming complaints.

Digital Phone

As discussed previously, in certain markets we use a “digital phone” architecture that transmits data signals over our broadband network between the customer premise and an RCN switch for carriage to and from the public switched telephone network (“PSTN”). We use this technology for delivery of voice telephone services to some of our subscribers. The FCC currently is investigating what, if any, regulatory requirements should apply to the provision of telephone service over Internet facilities, and whether regulation of this service should differ from regulation of traditional telephone service. Although we consider this a facilities-based service where phone calls transit through the PSTN rather than through the public Internet, the FCC classifies this as a VoIP service for emergency 9-1-1 reporting. During 2005, the FCC adopted rules requiring providers of VoIP services that are interconnected to the public switched telephone network to provide all customers with emergency 9-1-1 dialing service with certain capabilities, and to install network capabilities required by law enforcement agencies for interception of communications pursuant to the Communications Assistance for Law Enforcement Act. We have taken steps to respond to each of the regulatory requirements on its network, but have not yet completed this process, and therefore we cannot assure that we will be in full compliance with all of the FCC rules by the applicable deadlines.

State Regulation

State PUCs have jurisdiction over intrastate communications (i.e., those that originate and terminate in the same state). Providers of intrastate local and long distance telephone services typically must receive a certificate of public convenience and necessity or similar authorization in order to offer local and toll services. We are also subject to state laws and regulations regarding slamming, cramming, and other consumer protection and disclosure regulations. Our rates for intrastate-switched access services, which we provide to long distance companies to originate and terminate in-state toll calls, are subject to the jurisdiction of the PUC of the state in which the call originated and terminated. All of such regulations by states could materially and adversely affect our revenues and business opportunities within that state.

State PUCs also have jurisdiction over the terms and conditions of interconnection agreements between ILECs and other carriers. In each state, we have the option of adopting the terms of an agreement negotiated by another carrier. If no such agreement is available, we can negotiate a new agreement with the ILEC, and in the event of an impasse either the ILEC or we may request binding arbitration by the PUC.

Taxes and Regulatory Fees

We are subject to numerous local, state and federal taxes and regulatory fees, including, but not limited to, the federal excise tax, FCC universal service fund contributions and regulatory fees, and numerous PUC regulatory fees. We have procedures in place to ensure that we properly collect taxes and fees from our customers and remit such taxes and fees to the appropriate entity pursuant to applicable law and/or regulation.

Other Regulatory Issues

Digital Set-Top Box Regulation

Currently, most cable subscribers access cable services through a leased set-top box that integrates cable programming security features, such as parental controls, with other operating functions of the box, like channel navigation. The FCC has adopted regulations that become effective on July 1, 2007 that would require the distribution of set-top boxes to our subscribers that would allow subscribers to use alternative equipment provided by third parties to impose such cable programming security features on the cable services we deliver. Comcast, the National Cable Television Association, Verizon and a number of smaller cable operators, including us, have sought waivers of these regulations. Our waiver request, which is still pending at the FCC, seeks a limited waiver for our most basic set top box on the grounds that, among other things, our cost for the most basic replacement box that separates the cable program security from the other features will be approximately 3 times the cost we pay for the current box that delivers all such features in an integrated set-top box. If we are required to comply with the new rules for set top boxes, our costs will increase substantially. Although these rules would affect the costs of all of our cable competitors, it is possible that we could be disproportionately affected if our larger competitors, who have significantly greater volume purchasing power, are able to negotiate discounts to the price of the replacement boxes. Moreover, the increased costs of the basic set top boxes can be expected to significantly slow our effort to transition our customers to digital service as it will have an impact on the cost of such service to the customers.

Right-of-Way Access

In a number of jurisdictions, local authorities have attempted to impose right-of-way fees on us over and above the gross revenues fees paid pursuant to our cable franchises or OVS agreements or which are not imposed on the incumbent local telephone companies, which we believe are in violation of federal law.

Pole and Conduit Attachments

The Communications Act requires phone companies and other utilities (other than those owned by municipalities or cooperatives) to provide cable systems with nondiscriminatory access to any pole or right-of-way controlled by the utility. The rates that utilities may charge for such access are regulated by the FCC or, alternatively, by states that certify to the FCC that they regulate such rates. There is always the possibility that the FCC or a state could permit the increase of pole attachment rates paid by cable operators. Additionally, higher pole attachment rates apply to pole attachments that are subject to the FCC’s telecommunications services pole rates. In a ruling of particular importance to us, the Supreme Court held that broadband service providers who co-mingled video, telecommunications, and Internet services over their networks are entitled to the protections of the FCC regulations on pole attachment rates. The applicability of and method for calculating those rates for cable systems over which various phone services are transmitted remain unclear, however, and there is a risk that we will face significantly higher pole attachment costs as our phone business expands.

Program Access

The law currently precludes any cable operator or satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors. In certain circumstances, these programmers are required to sell their programming to other multi-channel video distributors. The provisions limit the ability of program suppliers affiliated with cable companies or with common carriers providing satellite delivered video programming directly to their subscribers to offer exclusive programming arrangements to their affiliates. The FCC’s Media Bureau, however, has ruled that, except in limited circumstances, these statutory and regulatory limitations do not apply to programming which is distributed other than by satellite. Although we typically have been able to negotiate viable agreements to carry such programming, absent a change in the law pertaining to programming which is distributed other than by satellite, we will not have guaranteed access to certain non-satellite delivered programming, which could impact our ability to compete effectively in those markets.

In addition, some of the current laws that restrict exclusivity in the distribution of certain video programming are scheduled to expire in October 2007. The FCC has released a notice of proposed rulemaking seeking comment on whether a further extension of the rules is necessary to preserve and protect competition and diversity in the distribution of video programming. If the program access rules are not extended by the FCC, it is likely that our costs and, in some cases, our right to access programming will be adversely affected.

Building Access

In certain instances, we have had difficulty gaining access to the video distribution wiring in certain MDUs because building management will not permit us to install our own distribution wiring and the incumbent cable company has not been willing to permit use of the existing wiring on an equitable basis when we attempt to initiate service to an individual unit previously served by the incumbent.

We are also at times precluded from serving an MDU because the owner has entered into an exclusive agreement with another provider. In some instances, these exclusive agreements are perpetual. The FCC, in its 2003 order, declined to prohibit such exclusive and perpetual contracts for the provision of video service in MDUs. To the extent that incumbent cable operators continue to hold exclusive contracts with MDUs in the areas served by us, such contracts may preclude our ability to enter those properties.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We have a history of net losses and we emerged from Chapter 11 reorganization in 2004.

We have had a history of net losses and expect to continue to report net losses for the foreseeable future. We sought protection under Chapter 11 of the U.S. Bankruptcy Code in May 2004 and emerged on December 21, 2004. We reported net losses of $11.9 million and $136.1 million for the years ended December 31, 2006 and 2005, respectively, and a net loss of $3.7 million for the period December 21, 2004 through December 31, 2004 (Successor). For the period January 1, 2004 through December 20, 2004 (Predecessor), we reported net income of $1.0 billion due to the forgiveness of our unsecured obligations in bankruptcy. Our net losses are principally attributable to insufficient revenue to cover our operating expenses, which we expect will remain significant.

We are subject to regulation by federal, state and local governments, which may impose costs and restrictions.

Federal, state and local governments extensively regulate the cable industry and the circuit-switched phone services industry and are beginning to regulate certain aspects of the Internet services industry. There are numerous proceedings pending before the FCC, state PUCs and the courts that may affect the way that we do business. For example, Congress and the FCC are considering various regulations and legislation pertaining to “network neutrality,” digital carriage obligations, digital set top box requirements, program access rights, digital telephone services, and changes to the pricing at which we interconnect exchange traffic with other telephone companies that may affect our business operations and costs.

We also expect that new legislative enactments, court actions and regulatory proceedings will continue to clarify and in some cases change the rights and obligations of cable operators, telephone companies and other entities under federal, state, and local laws, possibly in ways that we have not foreseen. Congress and state legislatures consider new legislative requirements potentially affecting our businesses virtually every year and new proceedings before the FCC and state PUCs and the courts are initiated on a regular basis that may also have an impact on the way that we do business.

Actions by local authorities may also affect our business. Local franchise authorities grant franchises or other agreements that permit us to operate our cable and OVS systems and we have to renew or renegotiate these agreements from time to time. Local franchising authorities often demand concessions or other commitments as a condition to renewal or transfer, and such concessions or other commitments could be costly to us in the future. In addition, we could be materially disadvantaged if we remain subject to legal constraints that do not apply equally to our competitors, such as where local telephone companies that enter our markets to provide video programming services are not subject to the local franchising requirements and other requirements that apply to us. For example, the FCC has adopted rules and several states have enacted legislation to ease the franchising process and enable state-wide franchising for new entrants. While reduced franchising limitations would also benefit us if we were to expand our systems, the chief beneficiary of these rules are the larger, well funded traditional telephone carriers, such as Verizon.

The results of these ongoing and future legislative, judicial and administrative actions may materially affect our cost of business operations and profitability. See “Regulation” in Item 1 to this Annual Report on Form 10-K.

We depend on third party suppliers and licensors; thus, if we are unable to procure the necessary equipment, software or licenses on reasonable terms and on a timely basis, our ability to offer services could be impaired, and our growth, operations, business, financial results and financial condition could be materially adversely affected.

We depend on third party suppliers and licensors to supply some of the hardware, software and operational support necessary to provide some of our services. We obtain these materials from a limited number of vendors. Some of our hardware, software and operational support vendors represent our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If demand exceeds these vendors’ capacity or if these vendors experience operating or financial difficulties, or are otherwise unable to provide the equipment we need in a timely manner and at reasonable prices, our ability to provide some services might be materially adversely affected, or the need to procure or develop alternative sources of the affected materials or services might delay our ability to serve our customers. These events could materially and adversely affect our ability to retain and attract customers, and have a material negative impact on our operations, business, financial results and financial condition. A limited number of vendors of key technologies can lead to less product innovation and higher costs. For these reasons, we generally endeavor to establish alternative vendors for materials we consider critical, but may not be able to establish these relationships or be able to obtain required materials on favorable terms. For example, each of our systems currently purchases set-top boxes from a limited number of vendors, because each of our cable systems uses one or two proprietary conditional access security schemes, which allow us to regulate subscriber access to some services, such as premium channels. We believe that the proprietary nature of these conditional access schemes makes other manufacturers reluctant to produce set-top boxes. Future innovation in set-top boxes may be restricted until these issues are resolved. In addition, we believe that the general lack of compatibility among set-top box operating systems has slowed the industry’s development and deployment of digital set-top box applications.

In the event of a substantial failure of our information systems or loss of key facilities or personnel, our disaster recovery plans do not enable us to fully recover our services for an extended period, which would adversely affect our revenues or capital resources.

Our disaster recovery framework to control and address systems and key facilities risks does not currently permit for recovery of our primary service delivery capability and information systems functions in any of our key geographic markets in the event of a catastrophic event or loss of major systems capabilities. We may incur substantial costs, delays and customer complaints before restoring our primary business if such catastrophic failure was to occur. In the event of a disaster impairing our primary service delivery and operational capabilities, we would expect to experience a substantial negative affect on our results of operations and financial condition.

Programming costs have risen in past years and are expected to continue to rise, and we may not be able to pass such programming costs through to our customers, which could adversely affect our cash flow and operating margins.

The cost of acquiring programming is the largest operating cost of our cable television business. These costs have increased each year and we expect them to continue to increase, especially the costs associated with sports programming. Many of our programming contracts cover multiple years and provide for future increases in the fees we must pay. Historically, we have absorbed increased programming costs in large part through increased prices to our customers. We cannot assure you that competitive and other marketplace factors will permit us to continue to pass through these costs. Despite our efforts to manage programming expenses, we cannot assure you that the rising cost of programming will not adversely affect our cash flow and operating margins. In addition, programming costs are generally related directly to the number of subscribers to which the programming is provided, resulting in larger cable and DBS systems generally paying lower per subscriber programming costs. This cost difference can cause us to suffer reduced operating margins as prices decrease, while our competitors will not suffer similar margin compression. In addition, as programming agreements come up for renewal, we cannot assure you that we will be able to renew these agreements on comparable or favorable terms. To the extent that we are unable to reach acceptable agreements with programmers, we may be forced to remove programming from our line-up, which could result in a loss of customers.

If our required capital expenditures in 2007, 2008 and beyond exceed our projections, we may not have sufficient funding, which could adversely affect our growth, financial condition and results of operations.

To expand our existing markets, we are required to construct significant new hybrid fiber and coaxial cable networks through newly franchised or newly constructed geographic areas. To commence such construction, we may have to obtain pole attachment agreements, construction permits, telephone numbers, franchises and other regulatory approvals. We project the capital expenditures that will be required to upgrade or expand our network based in part on the amount of time necessary to complete the construction or upgrade of the network and the difficulty of this construction. If construction lasts longer than anticipated or is more difficult than anticipated, our capital expenditures could be significantly higher, which could adversely affect our growth, financial condition and results of operations.

Our markets are highly competitive.

In each of our markets we face significant competition from larger incumbent cable companies, DBS companies, high-speed data service providers and other telecommunication providers. These incumbents have numerous advantages, including:

•	significant economies of scale;
•	greater brand recognition;
•	greater financial, technical, marketing and other resources;
•	well-established customer and vendor relationships;
•	significant control over limited conduit and pole space (in the case of incumbent cable and telephone companies); and
•	ownership of content and/or significant cost advantages in the acquisition of content.

In addition, we face intense competition from incumbent telephone companies, such as Verizon, who have begun to offer video services. Their competitive position has been improved by recent operational, regulatory and legislative advances that they have made. The attractive demographics of our service areas make our areas a desirable location for investment in video distribution technologies by both incumbents and new entrants, such as Verizon. This intense competition could lead to pressure on our pricing of telecommunications services, and could adversely affect our ability to add or retain customers and our ability to expand the services purchased by our customers. We cannot predict the extent to which competition from such future competitors will impact our operations, however, large-scale reduction in prices, significant customer losses or our inability to sell additional products would adversely impact our results of operations. We may be unable to successfully anticipate and respond to various competitive factors affecting our industry, including regulatory changes that may affect our competitors differently from us, new technologies and services that may be introduced, changes in consumer preferences, demographic trends and discount pricing strategies by competitors.

Our inability to respond to technological developments and meet customer demand for new products and services could limit our ability to compete effectively.

Our business is characterized by rapid technological change and the introduction of new products and services, some of which are bandwidth-intensive. We cannot assure you that we will be able to fund the capital expenditures necessary to keep pace with technological developments, or that we will successfully anticipate the demand of our customers for products and services requiring new technology or bandwidth beyond our expectations. Our inability to maintain and expand our upgraded systems and provide advanced services in a timely manner, or to anticipate the demands of the marketplace, could materially adversely affect our ability to attract and retain customers. Consequently, our growth, financial condition and results of operations could suffer materially.

We experience turnover among our experienced and trained employee base, which could result in our inability to continue performing certain functions and completing certain initiatives in accordance with our existing budgets and operating plans.

We depend on the performance of our executive officers and key sales, engineering, and operations personnel, many of who have significant experience in the cable industry and substantial tenures with either our company or that of one of the companies that we have acquired. We experience turnover among our employees as a whole, and if we are not able to retain our executive officers or other key employees, we could experience a material and adverse effect on our financial condition and results of operations.

There are risks of network failure and disruption.

Our network architecture generally limits any failure or disruption to the market in which the failure occurs. Many of our agreements with commercial customers, franchise agreements to provide cable television and certificates to provide phone service contain performance provisions that include rebates or credits for service interruptions. Prolonged or repeated service interruptions, including as a result of abusive or malicious Internet activities, such as spamming and dissemination of viruses, could adversely affect our ability to attract and retain customers, and therefore adversely affect our operating results.

Future sales of our common stock could adversely affect the price of our stock and our ability to raise capital.

A significant portion of our outstanding common stock is held by institutions, which own large blocks of our shares. Due to the relatively low trading volume in our stock, a decision by any of these investors to sell all or a portion of their holdings could cause our stock price to drop significantly, or cause significant volatility in our stock price. In addition, we have a significant number of shares that we are obligated to issue or that will be come available for resale in the future. For instance, we have issued notes that are currently convertible into 4,968,204 shares of our common stock at a per share price of $25.16.

Risks Related to Our Indebtedness

We and our subsidiaries have had, and may in the future incur, a significant amount of indebtedness, including secured debt, which could adversely affect our financial health and our ability to react to changes in our business.

While we have reduced our outstanding debt, we have a significant amount of debt and may (subject to applicable restrictions in our debt instruments) incur additional debt in the future. As of December 31, 2006, our total debt was approximately $202.8 million. In addition, if we successfully conclude the recapitalization initiative that we announced on March 15, 2007, we could incur substantial additional indebtness, which may have important consequences for us, including:

•
requiring us to dedicate a significant portion of our cash flow from operating activities to make payments on our debt, reducing our funds available for working capital, capital expenditures, and other general corporate expenses;

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

The First-Lien Credit Agreement and the indenture for our Convertible Notes impose operating and financial restrictions that affect our ability to, among other things:

•	incur additional debt;
•	issue preferred stock;
•	create liens on our assets;
•	make particular types of investments or other restricted payments;
•	engage in transactions with affiliates;
•	acquire assets or make certain capital expenditures;
•	utilize proceeds from asset sales for purposes other than debt reduction except for limited exceptions for reinvestment in the business;
•	merge or consolidate or sell substantially all of our assets; and
•	pay dividends.

In addition, the First-Lien Credit Agreement requires us to achieve specific goals such as consolidated interest coverage ratio and total leverage ratio. These requirements may affect our ability to finance future operations or to engage in other beneficial business activities. These restrictions may also limit our flexibility in planning for or reacting to changes in market conditions and cause us to be more vulnerable in the event of a downturn in our business. If we violate any of these lien restrictions, we could be in default under these agreements and be required to repay our debt immediately rather than at scheduled maturity. The security for our Convertible Notes and First-Lien Credit Agreements consists of liens on substantially all of our assets. If we default under these financing agreements, the creditors could seek to accelerate our repayment obligations, and could seek to foreclose on our assets. If this were to happen, it would materially and adversely affect RCN and our business. In addition, our debt facilities contain cross-default provisions, which could result in the acceleration of our repayment obligations under all of our debt facilities in the event that we default on other indebtedness or become the subject of bankruptcy or insolvency proceedings.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Real Estate

As of December 31, 2006, RCN leased approximately 104 facilities including 84 technical and 20 non-technical facilities, which encompass approximately 740,000 and 506,000 square feet, respectively, to support its operations under various non-cancelable leases with terms ranging from one to 25 years. RCN is actively seeking to sublease or negotiate a termination of the leases in part or all of 11 facilities, including four technical and seven non-technical facilities, which contain approximately 53,000 and 156,000 square feet, respectively. RCN also currently owns five technical facilities, which encompass approximately 73,000 square feet. During 2006, RCN terminated eight leases encompassing approximately 55,000 square feet and subleased space at four locations totaling approximately 46,000 square feet.

ITEM 3.	LEGAL PROCEEDINGS

ERISA Litigation

In September 2004, as part of RCN’s Chapter 11 bankruptcy proceedings, certain participants and beneficiaries of the former RCN Savings and Stock Ownership Plan (the “Savings Plan”) asserted claims against us and our current and former directors, officers, employee administrators, and managers for alleged violations of the Employee Retirement Income Security Act of 1974 (as amended, “ERISA”). The plaintiffs generally alleged that the defendants breached their fiduciary duties by failing to properly manage and monitor the Savings Plan in light of the drop in the trading price of our then-outstanding common stock, which comprised a portion of the aggregate contributions made to the Savings Plan.

In April 2005, the Bankruptcy Court permitted the filing of a consolidated class action complaint (the “Class Action Complaint”) in the United States District Court for the District of New Jersey against RCN Corporation and its current and former directors, officers, employee administrators, and managers, subject to the limitation that the plaintiffs would not be permitted to enforce a judgment against us in excess of any applicable insurance coverage. The Class Action Complaint was filed on May 16, 2005.

In March 2006, the Class Action Complaint was dismissed as to all defendants, except for (a) RCN and certain former directors of RCN with respect to an alleged “failure to monitor” the Savings Plan, and (b) certain individuals who comprised the former administrative committee of the Savings Plan with respect to an alleged failure to prudently invest Savings Plan assets, in each case during late 2003 and early 2004 when the alleged breaches of fiduciary duties occurred. Discovery with respect to these remaining defendants commenced in September 2006. We believe that the claims of the plaintiffs are without merit and intend to defend such claims vigorously.

On March 14, 2007, we reached a tentative settlement of the Class Action Complaint. The terms of the agreement are not yet final and are subject to judicial and other related approvals, however we anticipate that the entire amount of the settlement will be paid by our insurance carrier under the terms of our applicable insurance policies and therefore, will not have a material impact on our financial condition, results of operations or liquidity.

City of Chicago Franchise Fee

We, like most if not all other cable providers, currently do not pay a franchise fee on our cable modem Internet access services on the basis that the FCC has determined that such Internet services are not “cable services” as defined in the Communications Act. Our position has been challenged by the City of Chicago, which has brought suit against RCN-Chicago, as well as AT&T Broadband (now Comcast), the incumbent cable operator in RCN-Chicago’s franchised service area, and the other franchised cable television operator in the City of Chicago (collectively, the “Defendants”). The Defendants removed the action to federal court and succeeded initially in obtaining dismissal of the action on the ground that cable modem service, as a matter of law, is not a “cable television service” within the scope of the franchise agreements and therefore cannot be subject to the agreements’ franchise fee provision, which by its express terms is to be interpreted and applied in accordance with the Communications Act. The City of Chicago appealed both the removal to federal District Court and the District Court’s dismissal of its case to the U.S. Seventh Circuit Court of Appeals. On October 1, 2004, the Seventh Circuit vacated on jurisdictional grounds the District Court’s decision dismissing the City of Chicago’s claims, and remanded the case back to the Circuit Court for Cook County, Illinois, for further proceedings. The Seventh Circuit expressed no opinion on the merits of the case. The City of Chicago then re-filed its case in the Cook County Circuit Court. The Cook County Circuit Court on October 5, 2005, also dismissed the City’s complaint, and the City has now appealed the Circuit Court’s dismissal to the Illinois Appellate Court. We are waiting for a decision from the Appellate Court.

In the event the City of Chicago was ultimately to prevail on its complaint, RCN-Chicago would need to pay a 5% franchise fee on its cable modem revenues. Going forward, RCN-Chicago would likely pass through the additional fees to its cable modem Internet service customers, which would raise their rates as compared to the high-speed Internet services provided by ILECs and therefore could have an adverse effect on RCN-Chicago’s ability to compete with such providers. In the event that these fees are assessed retroactively, RCN-Chicago would likely not be able to recover these costs from its customers. Since any adverse result will affect all of RCN-Chicago’s cable competitors in the Chicago market, such a ruling would likely not have a disproportionate effect on our ability to compete with other cable operators in the Chicago market. We cannot predict the outcome of such legal and regulatory proceedings.

We are party to various other legal proceedings that arise in the normal course of business. In the opinion of management, none of these proceedings, individually or in the aggregate, are likely to have a material adverse effect on our financial position or results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of RCN during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Market Information

RCN’s common stock began quotation on the OTC market under the symbol “RCNI” on December 21, 2004 and continued until March 21, 2005, when RCN’s new common stock was accepted for quotation on NASDAQ under the symbol “RCNI”. The table below sets forth, on a per share basis for the periods indicated, the closing high and low bid prices for RCN’s common stock as reported on the OTC market for the period from January 1, 2005 to March 20, 2005, and the intra-day high and low sales prices for RCN’s common stock as reported by NASDAQ from March 21, 2005 to December 31, 2005. The OTC bid prices represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions.

Period	High Price	Low Price
2005
From January 1, 2005 through March 20, 2005	$23.40	$18.75
From March 21, 2005 through March 31, 2005	$20.95	$19.11
Second Quarter	$24.75	$16.69
Third Quarter	$25.67	$21.00
Fourth Quarter	$24.57	$19.56

The table below sets forth, on a per share basis for the periods indicated, the closing high and low bid prices for RCN’s common stock as reported on the NASDAQ.

Period	High Price	Low Price
2006
First Quarter	$26.08	$22.83
Second Quarter	$27.75	$23.88
Third Quarter	$28.87	$22.98
Fourth Quarter	$30.74	$27.85

On March 7, 2007, the last reported sale price of RCN’s common stock was $27.47 per share and the number of stockholders of record was 13. This does not include those stockholders who hold shares in street name accounts.

Dividends

In the past, we have not declared or paid a cash dividend on our common stock. Our current debt agreements do not allow for such dividends to be declared or paid, however, if we were to refinance our indebtedness, we may seek the ability to declare or pay one or more special dividend in the future.

Description of RCN Corporation’s Equity Securities

Pursuant to the Plan, on the Effective Date, all of the securities of RCN, including the then existing common stock, preferred stock, stock options, and warrants, were extinguished and deemed cancelled. We filed an amended and restated certificate of incorporation authorizing new shares of common stock. In accordance with the Plan, RCN issued 36,020,850 shares of common stock with a par value of $0.01 of which 31,919,044 were distributed to certain of its former bond holders and other general unsecured creditors on the date of emergence, and 4,101,806 shares were placed in reserve to settle disputed claims against RCN that were outstanding as of the date of emergence. In 2005 and 2006, RCN distributed 3,303,868 shares and 172,839 shares of common stock, respectively, from the reserve in settlement of filed claims. On October 11, 2006, the remaining shares totaling 625,099 were distributed from the bankruptcy reserve to our general unsecured creditors and former bondholders in satisfaction of all remaining claims related to our bankruptcy.

As contemplated in the Plan , RCN issued Convertible Notes, which, pursuant to their terms, are convertible into approximately five million shares of RCN Common Stock, subject to certain limitations. Additionally, RCN was authorized by the Plan to issue warrants to the former stockholders of Old RCN to purchase an aggregate of 735,119 shares of RCN’s common stock. Each warrant allowed the holder to purchase one share of RCN’s common stock for a price of $34.16. During 2005 and 2006, a total of 184 such warrants were exercised. The warrants expired on December 21, 2006.

The Plan also contemplated RCN issuing up to 10% of the common stock of RCN, on a fully diluted basis, under a management incentive option plan adopted by RCN’s board of directors and submitted to its stockholders for approval. In the second quarter of 2005, RCN’s Board of Directors approved the RCN Stock Compensation Plan (the “Stock Plan”), which was approved by the Company’s stockholders in July 2005.  In the second quarter of 2006, the Company’s Board of Directors and stockholders approved an additional issuance of 200,000 shares to be used for additional grants of stock options or restricted stock. The Stock Plan allows for the issuance of up to 4,836,619 shares of our common stock, in the form of stock options or restricted stock. As of December 31, 2006, the Company had issued 898,465 shares of restricted stock and granted options to purchase 4,285,659 shares of common stock at various strike prices not taking into account forfeitures and cancellations. As of December 31, 2006, the Company had 2,963,674 options outstanding and 842,521 shares of restricted stock outstanding, with a total of 55,944 restricted shares and 785,572 options that had been canceled or forfeited.

Securities Authorized For Issuance Under Equity Compensation Plans

The table below sets forth the summary information of RCN’s equity compensation plans, under which RCN’s common stock are authorized for issuance, as of December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan

Equity compensation plans approved by stockholders	2,963,674	$23.37	494,011

Equity compensation plans not approved by stockholders	-	$-	-
Total	2,963,674	$23.37	494,011

Sales of Unregistered Securities

Section 1145(a) of the Bankruptcy Code generally exempts from registration under the Securities Act the offer or sale of a debtor’s securities under a Chapter 11 plan if such securities are offered or sold in exchange for a claim against, or an equity interest in, such debtor. In reliance upon this exemption, RCN’s common stock issued to general unsecured creditors under the Plan and its warrants to be issued to RCN’s former stockholders under the Plan generally are exempt from the registration requirements of the Securities Act. Accordingly, such securities may be resold without registration under the Securities Act or other federal securities laws pursuant to an exemption provided by Section 4(1) of the Securities Act, unless the holder is an “underwriter” with respect to such securities, as that term is defined in the Bankruptcy Code. In addition, such securities generally may be resold without registration under state securities laws pursuant to various exemptions provided by the respective laws of the several states. However, recipients of securities issued under the Plan are advised to consult with their own legal and tax advisors as to the availability of any such exemption from registration under state law in any given instance and as to any applicable requirements or conditions to such availability.

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

ITEM 6.	SELECTED FINANCIAL DATA

The table below presents the selected financial data for the years 2002 through 2006 and is derived from the Company’s audited consolidated financial statements for those years. Certain reclassifications have been made to previously reported financial data to reflect the decision to sell and/or exit the Company’s California operations in 2006.

The information contained in the “Selected Financial Data” is not necessarily indicative of the results of operations to be expected for future years, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7, and the Consolidated Financial Statements and related notes thereto included in Item 8 of this Form 10-K.

The consolidated financial statements of the Predecessor for the period from May 27, 2004 to December 20, 2004, were prepared while RCN was involved in Chapter 11 proceedings and, accordingly, were prepared in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 90-7 (“SOP 90-7”). As a result, the selected historical financial data for such periods does not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that would have resulted if the Predecessor were deemed not to have been continuing as a going concern.

Upon emergence from Chapter 11 of the Bankruptcy Code on December 21, 2004, RCN adopted “fresh start” reporting in accordance with SOP 90-7. “Fresh start” accounting required RCN to revalue its assets and liabilities based upon their estimated fair values and to allocate its reorganization value. “Fresh start” reporting changed the recorded value of RCN’s tangible and intangible assets with an associated change in expense items as compared to the historical financial statements. In addition, “fresh start” reporting adjustments were made to reflect the changes specified in the Plan (see Note 5 “Fresh Start Accounting” to RCN’s Consolidated Financial Statements). As a result, the historical financial data of the Predecessor may not be entirely comparable to the historical financial data of Reorganized RCN and may be of limited value in evaluating RCN’s financial and operating prospects in the future.

RCN CORPORATION
SELECTED FINANCIAL DATA (1)(2)
(dollars in thousands, except per share amounts)

	Successor			Predecessor
	2006 (3)	2005	Dec. 21 to Dec. 31, 2004 (4)	Jan. 1 to Dec. 20, 2004		2003	2002

Revenues	$585,476	$530,412	$15,501	$442,514		$456,231	$415,750
(Loss)/income from continuing operations	(14,320)	(138,731)	(3,427)	976,709	(5) (6)	(475,708)	(1,112,776)
(Loss)/income from continuing operations per average common share:
Basic	$(0.39)	$(3.85)	$(0.09)	$8.39		$(5.85)	$(12.00)
Diluted	$(0.39)	$(3.85)	$(0.09)	$6.45		$(5.85)	$(12.00)
Total assets	975,381	1,253,940	1,400,510	1,254,689		1,529,356	1,990,272
Total debt	202,792	492,097	493,568	1,669,560		1,654,585	1,744,114
Redeemable preferred stock	-	-	-	1,825,212		1,772,310	2,304,426
Preferred stock dividend and accretion	-	-	-	52,902		173,392	162,150

(1)
The selected consolidated financial data as of and for the years ended December 31, 2006 and 2005 and for the period December 21 to December 31, 2004 reflects the impact of adopting fresh start reporting as of December 21, 2004, and is not comparable to that of Predecessor RCN.

(2)	Excludes discontinued operations (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discontinued Operations”).
(3)	The results of operations from CEC are included in the above financial information from the date of acquisition.
(4)	Successor 11 day period and all periods thereafter include consolidated Starpower results.
(5)	Includes a gain from “fresh start” adjustments of approximately $173.2 million. See Note 5 to RCN’s Consolidated Financial Statements.
(6)
Includes a gain on settlement of liabilities as a result of RCN’s bankruptcy restructuring under Chapter 11 of the Bankruptcy Code of approximately $1.2 billion. See Note 5 to RCN’s Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with RCN’s Consolidated Financial Statements and related notes thereto beginning on page F-1. Reference is made to “Cautionary Statement Regarding Forward Looking Statements” on page 1 of this Annual Report on Form 10-K (the “Report”), which describes important factors that could cause actual results to differ from expectations and non-historical information contained in this Annual Report. RCN’s implementation of “fresh start” accounting in accordance with SOP 90-7 for periods following its reorganization under Chapter 11 of the Bankruptcy Code makes it more difficult to compare RCN’s post-emergence operations and results to those for periods prior to the date RCN filed for protection under Chapter 11 of the Bankruptcy Code. See “Accounting Impact of Reorganization” below.

Unless stated otherwise, as in the section titled “Discontinued Operations” under this Item 7, all of the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to continuing operations. Therefore, the results of operations from our San Francisco and Los Angeles markets, as discussed below, are excluded for all periods covered by this report. We also served the communities in and around Carmel, New York, until March 9, 2004, when we completed the sale of our Carmel, New York cable and voice system. The results from this operation are also included in Discontinued Operations.

Overview

RCN is a facilities-based, competitive provider of video, high-speed data and voice services. We provide these services over our own fiber-optic local network to approximately 406,000 residential and small business customers in Boston, New York, eastern Pennsylvania, Washington, D.C., and Chicago. We are one of the largest competitive providers of telecommunications services to residential customers in each of our geographic markets. Our residential network passes approximately 1.3 million homes. Of our 406,000 subscribers, approximately 66% subscribe to two or more of our services, referred to as “bundles”, with the remainder subscribing to only one service. RCN Business Solutions also provides bulk video, high capacity data and voice services in these same markets to Fortune 1000 and medium-sized business customers.

On March 13, 2007, we completed the sale of our San Francisco, California assets to an affiliate of Wave Broadband LLC. Separately, management has decided to exit the Los Angeles, California market during 2007. Accordingly, the accompanying audited consolidated results of operations and statements of cash flows for all periods presented in this Report on Form 10-K (the “Report) include the results for these two markets as “discontinued operations” and the assets and liabilities related to these markets are classified as held for sale on the consolidated balance sheets.

On March 6, 2006, we sold our 48.93% interest in both Megacable, a cable television and high-speed data services provider in certain portions of Mexico, and MCM, a provider of local voice and high-speed data services in Mexico City for net after-tax proceeds of $300 million (collectively, “Megacable”), resulting in a gain of $125.4 million.

On May 27, 2004, we, along with four of our subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) and in August 2004, five additional subsidiaries of the Company filed voluntary petitions for reorganization under Chapter 11 (RCN and such subsidiaries are collectively referred to as the “RCN Debtors”). On December 21, 2004 (the “Effective Date”), the RCN Debtors’ joint plan of reorganization (the “Plan”) became effective and the RCN Debtors emerged from Chapter 11. Pursuant to the Plan, our consolidated indebtedness and our debt service requirements were reduced substantially, our capital structure was realigned and substantially all of the new equity of RCN was issued to certain of our former creditors.

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

 Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Management uses historical experience and all available information to make these judgments and estimates. These estimates and assumptions affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ. Despite these inherent limitations, management believes that Management’s Discussion and Analysis and the accompanying consolidated financial statements and footnotes provide a meaningful and fair perspective of the our financial condition and operating results for the current period. Management believes the following critical accounting policies and estimates represent the more significant judgments and estimates used in the preparation of the audited consolidated financial statements included in this Annual Report:

•	Fresh start adjustments
•	Revenue recognition
•	Direct expenses
•	Valuation of long-lived assets and indefinite-lived assets
•	Exit Costs and Other Lease Related Costs
•	Accounts Receivable
•	Legal contingencies

In addition, there are other items within the financial statements that require estimates or judgment but are not deemed critical, such as the accrual of bonuses and contingencies, but changes in judgment, or estimates in these other items could also have a material impact on the financial statements. For a detailed discussion on the application of these and other significant accounting policies, see Note 3—Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of this report.

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

Revenue Recognition

Revenues are principally derived from subscriber fees received for our video, high-speed Internet and phone services and are recognized as earned when the services are rendered, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. Video, local and long distance telephone, high-speed data and transport revenues are recognized in the period service are provided. Payments received in advance are deferred and recognized in revenue when the service is provided. Installation fees charged to our residential and small business customers are less than related direct selling costs and therefore, are recognized in the period the service is provided. Installation fees charged to larger commercial customers are generally recognized over the life of the contract. Dial-up Internet revenues are earned based on the contract period. Reciprocal compensation revenue, the fees that local exchange carriers pay to terminate calls on each other’s networks, is based upon calls terminated on our network at contractual rates.

Direct Expenses

Direct expenses consist of costs associated with providing telecommunications services, including the cost of connecting customers to our networks via leased facilities, the costs of leasing portions of our network facilities and costs paid to third party providers for interconnect access and transport services. All such costs are expensed as incurred. We accrue for the expected costs of services received from third party telecommunications providers in the period the services are rendered. Invoices received from the third party telecommunications providers are often disputed due to billing discrepancies. We accrue for all disputed invoiced amounts as these amounts represent contingent liabilities that are considered probable and measurable and typically must pay the invoiced amounts even while they’re being disputed. Disputes that are resolved in our favor are recorded as a reduction in direct costs in the period the dispute is settled. Because the time required to resolve these disputes is often more than one quarter, any benefits associated with the favorable resolution of such disputes normally are realized in periods subsequent to the accrual of the disputed invoice. Certain of these favorable dispute resolutions, settlements and estimate revisions resulted in reductions in direct costs totaling approximately $6.8 million, $2.9 million, and $1.6 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Direct expenses include programming costs, the costs we must pay program suppliers for analog, digital and premium video programming. Programming costs are paid each month based on calculations performed by us and are subject to periodic audits performed by the programmers. Certain programming contracts contain launch incentives paid by the programmers. We record the launch incentives on a straight-line basis over the life of the programming agreement as a reduction of programming expense. The deferred amount of launch incentives is included in other long-term liabilities.

Valuation of Indefinite-Lived Intangible Assets and Long-Lived Assets

We account for our long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Such indicators include factors such as the impairment of our indefinite-life franchises under SFAS 142, advances in technology by our competitors, adverse changes in relationships with local franchise authorities, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value. We measure impairment based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose. If the total of the undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the asset or asset group. The amount of the recognized impairment would be calculated by subtracting the fair value of the asset from the reported value of the asset. We recognized an impairment charge of $0.3 million and $6.9 million in the year ended December 31, 2005 (Successor) and the period from January 1 to December 20, 2004 (Predecessor), respectively.

We conducted our annual impairment test of our indefinite-lived franchise rights agreements in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) during the fourth quarter of 2006. We used an income-based approach and discounted the cash flows attributable to our franchise rights to estimate their fair value. We incorporated several estimates in this analysis, including our operating and capital spending budgets, growth rates and cost of capital. We also conducted a sensitivity analysis using different discount rates. Our impairment test indicated that our franchise rights agreements were not impaired. While we believe our estimates are reasonable, actual results may differ significantly from our assumptions, which could materially affect the valuation.

Exit Costs and Other Lease Related Costs

We have exited nearly forty leased facilities, in whole or in part, over the last three years. SFAS No. 146 “ Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) requires us to offset the present value of our lease payments for the exited property against estimated sublease rental income. Sublease assumptions frequently change based on market conditions, which require us to adjust our projected cash flows related to exited properties. Changes in assumptions are recognized in income when made. When we terminate or buy out an exited lease, payment is charged against the liability and/or the remaining liability is reversed into income. We amortize this liability for these facilities as an offset to rent expense, which is included in selling, general and administrative expense, over the remaining term of the lease.

Accounts Receivable

We carry our accounts receivable at cost less an allowance for doubtful accounts. Allowances for doubtful accounts are recorded as a selling, general and administrative expense. We evaluate the adequacy of the allowance for doubtful accounts at least quarterly and compute our allowance by applying an increasing percentage to discounts in past due categories. This percentage is based on our history of actual write-offs. We also perform a subjective review of specific large accounts to determine if an additional reserve is necessary. Our formula for calculating our reserve closely parallels our history of actual write-offs and account adjustments based upon contractual terms.

Legal Contingencies

We are subject to legal, regulatory and other proceedings and claims that arise in the ordinary course of our business and, in certain cases, those that we assume from an acquired entity in a business combination. We record an estimated liability for those proceedings and claims arising in the ordinary course of business based upon the probable and reasonably estimable criteria contained in SFAS No. 5, “Accounting for Contingencies.” For those litigation contingencies assumed in a business combination, we record a liability based on estimated fair value when we can determine such fair value. We review outstanding claims with internal as well as external counsel to assess the probability and the estimates of loss. We reassess the risk of loss as new information becomes available, and we adjust liabilities as appropriate. The actual cost of resolving a claim may be substantially different from the amount of the liability recorded. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations or cash flow of any one period.

Accounting Impact of Reorganization

Fresh Start Accounting

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

In accordance with “fresh start” reporting, all assets and liabilities were recorded at their respective fair values as of December 21, 2004.

In applying “fresh start” reporting, adjustments to reflect the fair value of assets and liabilities, on a net basis resulted in a gain of $173.2 million. The restructuring of our capital structure and resulting discharge of the senior lenders’ pre-petition debt, resulted in a gain of approximately $1.2 billion In addition, we incurred a total of approximately $81.4 million in reorganization expenses in 2005 and 2004, primarily related to legal and professional services.

See Note 5, “Fresh Start Accounting,” to the Consolidated Financial Statements for a description of the impact of “fresh start” accounting on the Successor’s consolidated balance sheet on the Effective Date. As a result of these changes to the capital structure, Reorganized RCN’s interest expense and preferred dividend obligations is significantly less than incurred in periods prior to the reorganization.

Reclassifications

Effective January 1, 2005, we changed the classification of certain expenses from selling, general and administrative to direct expenses. Management believes that expenses for pole rental, right-of-way use fees and plant utilities are directly related to generating revenue and therefore, are properly classified as direct expenses. This change resulted in an increase in direct costs of $6.8 million with a corresponding decrease in selling, general and administrative costs for the year ended December 31, 2004 (Successor/Predecessor).

Certain other reclassifications have been made to prior period amounts to conform to the current period presentation.

Segment Reporting

Management views our business of providing video, data and voice communications services to residential and commercial customers as one business segment and currently aggregates these revenue streams under the quantitative and qualitative thresholds defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Key Financial and Statistical Measures

Presented below are certain key performance indicators, or KPIs, that we consider important in managing and assessing our business and financial performance: Customers, Revenue Generating Units (“RGUs”), Average Revenue per Customer (“ARPC”), and Average RGUs per Customer. We monitor trends in these KPIs to assess the impact of our operational initiatives. The KPIs reflected in the table below exclude customers, RGUs, ARPC, and Average RGUs per Customer attributable to our California operations.

Discussion of KPIs

Our high speed data product remained strong in 2006, showing 13% RGU growth, driven by our ability to offer a variety of download speeds to residential and small business customers, ranging from 1.5mbps to 20mbps, as well as trends in the broadband industry, where overall penetration has increased steadily over the past several years. Video RGU’s grew slightly in 2006, primarily due to the overall customer growth. Voice RGU’s declined slightly in 2006, primarily as a result of customers dropping second phone lines, switching to lower cost providers, and migrating to wireless solutions. Customers increased slightly in 2006, driven by a combination of lower churn and increased sales, due to increased focus on sales and marketing execution, retention tactics, and investments in new or rebuilt homes. ARPC growth was driven mainly by our annual video rate increase, to offset annual increases in programming costs, as well as increased take rates on value added products and services such as HD, DVR, and VOD.

	2006	2005

Basic Video RGUs [1,5]	355,000	352,000
Penetration	27.4%	27.4%

Data RGUs [1,5]	259,000	229,000
Penetration	20.0%	17.8%

Voice RGUs [1,5]	249,000	255,000
Penetration	19.2%	19.9%

Total RGUs (Excluding Digital) [1,5]	863,000	836,000

Customers [2,5]	406,000	400,000

Average Revenue Per Customer [3]	$106	$101

Average RGUs Per Customer [4]	2.1	2.1

(1) RGUs are all video, high-speed data, and voice connections provided to residential households and businesses. Dial-up Internet and long distance voice services are not included. Additional telephone lines are each counted as a RGU, but additional room hook-ups for video service are not counted. For bulk arrangements in residential MDUs, the number of RGUs is based on the number of video, high-speed data and voice connections provided and paid for in that MDU. Commercial structures such as hotels and offices are counted as one RGU regardless of how many units are in the structure. Delinquent accounts are generally disconnected and no longer counted as RGUs after a set period of time in accordance with our credit and disconnection policies. RGUs may include customers receiving some services for free or at a reduced rate in connection with promotional offers or bulk arrangements. RGUs provided free of charge under courtesy account arrangements are not counted, but additional services paid for are counted. Voice, basic video and data penetration is the number of RGUs for that service divided by the number of marketable homes, expressed as a percentage.

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

(3) Average Revenue per Customer is total revenue for a given monthly period (excluding Dial-up Internet, reciprocal compensation and certain commercial revenue) divided by the average number of Customers for the period. As discussed more fully in footnote (5) below, effective January 1, 2006, we changed our methodology for counting Customers and RGUs. Based on our estimates of customer counts under the new methodology prior to the effective date of the change, we do not believe that the change in methodology would have a material impact on the ARPC previously reported.

(4) Average RGUs per Customer is the total number of RGUs divided by the number of Customers.

(5) Effective for periods beginning with January 1, 2006, we changed our methodology for counting Customers and RGUs. Previously, certain commercial Customers and certain residential Customers in bulk MDU arrangements were not counted. In addition, certain dormitories and other commercial buildings are now counted as only one Customer and one RGU. As a result of this change in methodology, Customer and RGU amounts reported prior to December 31, 2005 might not be comparable to those reported under the new methodology. The following table provides a comparison of the Customer and RGU amounts as of December 31, 2005 that would have been reported under the old methodology to those that are reported above under the new methodology. This change does not have a material impact on the Average Revenue per Customer or Average RGU’s per Customer.

	Previous Methodology December 31, 2005	New Methodology December 31, 2005

Basic Video RGUs	354,000	352,000

Data RGUs	229,000	229,000

Voice RGUs	255,000	255,000

Total RGUs	838,000	836,000

Customers	389,000	400,000

Results of Operations

The financial information presented in this report comprises the audited consolidated financial information for the years ended December 31, 2006, 2005, and the periods ended December 20, 2004 and December 31, 2004. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that would have resulted had Predecessor not been accounted for as a going concern.

Approximately 94% of our revenue for the year ended December 31, 2006 is attributable to recurring monthly charges for services provided to residential and commercial customers. The remaining 6% of our revenue is attributable to charges for usage-based services.

Expenses primarily consist of direct expenses, selling and general and administrative expenses, depreciation and amortization, and interest expense. Direct expenses include the cost of providing services such as cable programming, franchise costs and network access fees. Selling and general and administrative expenses include customer service costs, advertising, sales, marketing, order processing, telecommunications, network maintenance and repair (“technical expenses”), general and administrative expenses, installation and provisioning expenses, and other corporate overhead. All personnel costs, including stock-based compensation and excluding certain retention and severance costs, are included in selling, general and administrative expense.

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	Successor			Predecessor
	For the year ended December 31, 2006	For the year ended December 31, 2005	For the period from December 21 to December 31, 2004	For the period from January 1 to December 20, 2004

Revenues	$585,476	$530,412	$15,501	$442,514
Costs and expenses:
Direct expenses	196,918	187,497	5,611	163,256
Selling, general and administrative (including stock-based compensation of $18,162, $8,913, $0, and $4,414)	280,923	269,689	7,349	224,593
Impairments (recoveries), exit costs and restructuring	6,702	5,130	-	(7,667)
Depreciation and amortization	192,964	184,568	5,080	225,786

Operating loss	(92,031)	(116,472)	(2,539)	(163,454)
Investment income	5,983	5,648	-	2,942
Interest expense	(24,659)	(42,333)	(888)	(96,702)
Gain on sale of investment in unconsolidated entity	125,370	-	-	-
(Loss) gain on sale of assets	(2,119)	2,536	-	1,875
Loss on the early extinguishment of debt	(19,287)	-	-	-
Other income (expense), net	35	1,556	-	(295)

Loss from continuing operations before reorganization items, income taxes and equity in income of unconsolidated entities	(6,708)	(149,065)	(3,427)	(255,634)
Reorganization income (expense), net	-	11,113	-	(92,554)
Gain on settlement of liabilities subject to compromise and restructuring	-	-	-	1,166,027
Gain from "Fresh Start" adjustments	-	-	-	173,178
Income tax expense (benefit)	7,612	779	-	(114)

(Loss) income from continuing operations before equity in unconsolidated entities	(14,320)	(138,731)	(3,427)	991,131
Equity in income of unconsolidated entities	-	-	-	11,267
Impairment of unconsolidated entities	-	-	-	(25,689)

Net (loss) income from continuing operations	(14,320)	(138,731)	(3,427)	976,709
Income/(loss) from discontinued operations, net of tax	2,464	19	(261)	(2,543)
Gain on sale of discontinued operations, net of tax	-	-	-	88,580

Net (loss) income before cumulative effect of change in accounting principle and preferred dividend and accretion requirements	(11,856)	(138,712)	(3,688)	1,062,746
Cumulative effect on prior years of retroactive application of a change in accounting for legal fees, net of tax	-	2,600	-	-

Net (loss) income before preferred dividend and accretion requirements	(11,856)	(136,112)	(3,688)	1,062,746
Preferred dividend and accretion requirements	-	-	-	52,902

Net (loss) income attributable to common stockholders	$(11,856)	$(136,112)	$(3,688)	$1,009,844

Revenues

Revenue increased $55.1 million, or 10.4% for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase was largely due to growth in revenue from commercial customers of $46.3 million, primarily attributable to the acquisition of CEC completed on March 17, 2006. Revenue from residential customers increased $16.9 million, or 3.5%, primarily due to higher ARPC, which resulted in an increase in revenue of $26.8 million. The increase in ARPC was primarily due to price increases and higher cable modem penetration. Offsetting these increases was a decline in voice penetration and average revenue per voice RGU as customers have migrated to lower priced voice plans, wireless solutions, lower cost solutions, and usage has declined. The positive revenue impact of higher ARPC was partially offset by a negative revenue impact of $9.9 million associated with the decline in the average number of customers compared to 2005. Although average customers were lower relative to 2005, the total number of customers increased by approximately six thousand during the year ended December 31, 2006.

Dial-up revenue decreased by $6.6 million, as the number of dial-up customers continued to decline. Reciprocal compensation revenue, which is impacted to a large degree by dial-up service, decreased $1.5 million.

	Revenue For the year ended December 31,
	Successor 2006	Successor 2005	Fav(unfav) Var %	Successor/ Predecessor 2004	Fav(unfav) Var %

Video	$245,875	$237,144	3.7%	$204,529	15.9%
Data	119,947	102,396	17.1%	79,589	28.7%
Voice	121,780	132,792	(8.3%)	125,906	5.5%
Other	8,448	6,832	23.7%	4,382	55.9%

Total Core Residential	496,050	479,164	3.5%	414,406	15.6%

Commercial	71,765	25,439	182.1%	19,953	27.5%
Dial-Up	13,074	19,693	(33.6%)	14,008	40.6%
Recip Comp / Other	4,587	6,116	(25.0%)	9,648	(36.6%)

Total	$585,476	$530,412	10.4%	$458,015	15.8%

Revenue increased $72.4 million, or 15.8% for the year ended December 31, 2005 (Successor) compared to the year ended December 31, 2004 (Successor/Predecessor combined) due to our acquisition of the remaining 50% interest in Starpower. Excluding the impact of the consolidation of Starpower, revenue decreased $3.1 million or 0.6%.

Revenue from residential customers increased $10.6 million or 2.3%, primarily due to an increase in ARPC, which resulted in increased revenue of $31.9 million. The increase in ARPC was primarily driven by price increases and an increase in cable modem penetration. The increase in residential revenue driven by increased ARPC, was partially offset by a decline in the average number of subscribers compared to 2004, which resulted in a decrease in revenue of $21.3 million.

Offsetting the increase in revenue was lower dial-up revenue, lower reciprocal compensation revenue and the elimination of our video programming development business, RCN Entertainment, Inc., at the end of 2004. Dial-up revenue decreased by $10.0 million, excluding the impact of the acquisition of Starpower, as the number of dial-up customers continued to decline. Reciprocal compensation revenue, which is impacted to a large degree by dial-up service, decreased $2.6 million. Revenue of RCNE for 2004 was $3.1 million. Commercial Revenue increased $2.0 million excluding the impact of the acquisition of Starpower.

Direct Expenses

Direct expenses increased $9.4 million, or 5.0% for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increases were primarily due to increases in network costs due to the acquisition of CEC partly offset by more favorable contract pricing from vendors and ongoing network optimization. Voice and data network costs, excluding the impact of settlements with providers of our voice and data network services, increased by $9.7 million. Total settlements for the years ended December 31, 2006 and 2005, were $6.8 million and $2.9 million, respectively. Increases in the average programming cost per subscriber, offset partly by a decline in video RGUs, resulted in higher video direct costs for the year ended December 31, 2006 of $6.1 million. The increases in video direct costs were offset by a $2.6 million reduction of accrued programming expenses related to a change in accounting estimate.

Direct expenses increased $18.6 million, or 11.0% for the year ended December 31, 2005 (Successor) compared to the year ended December 31, 2004 (Successor/Predecessor combined) due to our acquisition of the remaining 50% interest in Starpower. Excluding the impact of the consolidation of Starpower, direct expenses decreased $5.2 million, or 2.7%. Voice and data network costs, excluding the impact of settlements with providers of our voice and data network services, decreased by $9.4 million due to more favorable contract pricing from vendors and ongoing network optimization. Total settlements for the years ended December 31, 2005 and 2004, were $2.9 million and $1.6 million, respectively.

Increases in the average programming cost per subscriber, offset partly by a decline in video RGUs, resulted in higher video direct costs for the year ended December 31, 2005 of $4.8 million. Also included in 2004 were costs associated with our video programming development division, RCNE, which was eliminated. Direct costs of RCNE for the year ended December 31, 2004 were $2.5 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased $11.2 million, or 4.2% for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase was primarily due to the acquisition of CEC and stock-based compensation. Stock-based compensation was not recorded prior to June 30, 2005 because no grants had yet been issued prior to that date. Excluding the impact of stock-based compensation, the acquisition of CEC, and a 2005 credit related to transition services reimbursements received from the purchaser of our Carmel cable system, SG&A decreased $18.5 million, or 7.1%, for the year ended December 31, 2006.

The most significant contributor to the decline was an $8.9 million reduction in employee-related expenses and outside labor primarily due to an approximate 9% reduction in average headcount. Also contributing to the decline in employee-related expenses was a reimbursement received related to a deferred compensation plan, which has been terminated. Property taxes declined $3.3 million due to favorable changes in our filing status in two jurisdictions. Billing costs declined $2.8 million resulting from investments in our billing platform in 2005. Legal and litigation related costs declined $1.9 million due to a reduction in activity related to litigation and SEC filing costs. Other reductions related to facilities, insurance and other administrative costs totaled $4.4 million. Offsetting these declines were increases in network maintenance, marketing, bad debt and other expenses totaling $2.8 million.

	SG&A For the year ended December 31,
	Successor 2006	Successor 2005	Fav/(unfav) Var %	Successor/ Predecessor 2004	Fav/(unfav) Var %
Network operations and construction	$96,692	$90,453	6.9%	$83,528	(8.3%)
Sales and marketing	51,470	46,979	(9.6%)	42,380	(10.9%)
Customer Service	21,696	19,812	(9.5%)	23,022	13.9%
General and administrative	92,903	103,532	10.3%	78,598	(31.7%)
Stock-based Compensation	18,162	8,913	(103.8%)	4,414	(101.9%)

Total SG&A	$280,923	$269,689	(4.2%)	$231,942	(16.3%)

Selling, general and administrative expenses increased $37.7 million, or 16.3% for the year ended December 31, 2005 (Successor) compared to the year ended December 31, 2004 (Predecessor/Successor combined) due to the acquisition of the remaining 50% interest in Starpower and stock-based compensation. Stock-based compensation was not recorded prior to June 30, 2005 because no grants had yet been issued prior to that date. Excluding the impact of the consolidation of Starpower and stock-based compensation, selling, general and administrative expenses decreased $4.1 million, or 1.6%.

Selling, general and administrative expenses for 2004 included $8.2 million in net benefits. During the year ended December 31, 2004, $5.4 million of net expense was reversed for amounts associated with the elimination of the Chairman’s Bonus Plan and other incentive plans. Additionally, we reached favorable settlements on disputed property taxes, franchise agreements and litigation, and reversed provisions totaling $10.1 million. We also recorded a charge of $6.6 million to record rent expense on a straight-line basis and $2.5 million of expense for severance related to a work force reduction at the end of 2004. Also, the years ended December 31, 2004 and 2005, included credits of approximately $1.7 million and $0.5 million, respectively related to transition services reimbursements received from the purchaser of our Carmel cable system. Excluding the impact of these benefits in 2004 and 2005, and the acquisition of Starpower, selling, general and administrative expenses declined $11.8 million or 4.3%.

The most significant contributor to the decline was an $10.2 million reduction in employee-related expenses and outside labor primarily due to an approximate 16% reduction in average headcount. The decline in average headcount was offset by an increase in average cost per employee due to annual merit increases, increased benefits costs and incentive compensation since we significantly reduced our incentive pay in 2004 due to 2004 performance and the restructuring process. Property taxes declined $2.5 million primarily due to a change in filing status in one jurisdiction. Telecommunications costs in customer service and other administrative support functions declined $2.1 million. Other reductions related to marketing, bad debt, building expenses, insurance and miscellaneous office expenses totaled $4.7 million. Offsetting the reductions were increases in legal fees, bank service charges, network maintenance, and other costs totaling $7.7 million.

Share-Based Compensation

In the second quarter of 2005, our Board of Directors approved the RCN Stock Compensation Plan (“Stock Plan”), which was approved by our stockholders in July 2005. In the second quarter of 2006, our Board of Directors and stockholders approved an additional issuance of 200,000 shares to be used for additional grants of stock options or restricted stock. The Stock Plan currently allows for the issuance of up to 4,836,619 shares, of our common stock in the form of stock options or restricted stock.

During 2005, we granted 730,086 shares of restricted stock to our non-executive board members and certain executives. In 2006, an additional 70,000 shares of restricted stock was granted to our non-executive board members and certain senior executives and 98,379 shares of restricted stock were granted to employees. During 2005 and 2006, we granted 3,610,759 and 674,900 options, respectively, to purchase RCN stock to a broad category of employees. Total non-cash stock-based compensation expenses recognized for the year ended December 31, 2006 was $18.2 million, an increase of $9.2 million over the year ended December 31, 2005. Stock-based compensation expense was not recorded prior to the third quarter of 2005 because no grants had been issued prior to that date. The determination of fair value for the various option grants was done using the Black-Scholes and lattice model valuation methods.

We expect to recognize approximately $20.8 million, $6.9 million and $1.7 million in compensation expense based on outstanding grants under the Stock Plan in the upcoming years ending December 31, 2007, 2008 and 2009, respectively.

Impairments, Exit Costs and Restructuring

During the year ended December 31, 2006, we recorded exit costs of $4.4 million primarily due to vacating facilities in Chicago, IL, Boston, MA and Manhattan, NY. In addition, we recorded $2.3 million for retention and severance expense relating to restructuring plans during 2006.

During the year ended December 31, 2005, we recorded exit costs of $9.0 million primarily due to vacating major facilities in Manhattan, NY, Princeton, NJ, Boston, MA, and suburban Philadelphia, PA. Offsetting this was a reversal into income of $6.9 million related to the cost over fair value liability for real estate leases that was recorded upon emergence from bankruptcy. This reversal is due to the fact that the exit cost liability incurred on vacated facilities was lower than the fair value reserve originally estimated. In addition, we recorded $1.9 million of retention and severance expense due to the planned closure of our former headquarters facility. We also announced a plan to terminate 95 employees across all business functions in order to reduce future operating expenses consistent with our business plan. We recorded $1.1 million in severance expense related to this plan in the fourth quarter of 2005.

Depreciation and Amortization

Depreciation and amortization expense increased $8.4 million, or 4.5%, to $193.0 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. The net increase is primarily due to the acquisition of CEC and accelerated depreciation expense related to an adjustment of the remaining lives of leasehold improvements and other fixed assets relating to properties it exited during 2006.

Depreciation and amortization expense decreased $46.3 million, or 20.0%, to $184.6 million for the year ended December 31, 2005 (Successor) compared to the year ended December 31, 2004 (Predecessor/Successor combined). The net decrease is due, in part, to the effect of the fresh start accounting revaluation of assets upon emergence from Chapter 11 bankruptcy (see Note 5, Fresh Start Accounting). The decrease is also due to the change in the estimated life of capitalized technical labor and equipment on new home installations in 2004, which had a disproportionate effect on that year. The decrease is offset by an additional $11.9 million in depreciation related to Starpower, which was fully consolidated into our financial results beginning on December 21, 2004. The decrease is also offset by an incremental $5.0 million of depreciation expense recorded due to the adjustment of the remaining lives of leasehold improvements and other fixed assets in the former headquarters due to its closure in the second quarter of 2006.

Investment Income

Investment income increased $0.3 million, or 5.9%, to $6.0 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. The net increase is due to an increase in the overall rate of return earned on investments partially offset by a decline in the average cash and short-term investment balance. Investment income increased $2.7 million, or 91.9%, to $5.6 million for the year ended December 31, 2005 (Successor) compared to the year ended December 31, 2004 (Predecessor/Successor combined) due to an increase in return earned on investments.

Interest Expense

Interest expense decreased by $17.7 million, or 41.7%, to $24.7 million for year ended December 31, 2006 compared to the year ended December 31, 2005. This decrease is primarily due to the reduction in our outstanding debt of nearly $300 million, and also the reduction in our weighted average interest rate (as a result of the refinancing completed in May 2006), offset slightly by increases in the Eurodollar rate.

Interest expense decreased by $55.3 million, or 56.6%, to $42.3 million for year ended December 31, 2005 (Successor) compared to the year ended December 31, 2004 (Predecessor/Successor combined) primarily as a result of our restructuring of debt during the fourth quarter of 2004.

Outstanding debt at December 31, 2006 was $202.8 million compared to $492.1 million at December 31, 2005. The weighted average interest rate for 2006 and 2005 was 8.1% and 7.9%, respectively. The debt canceled in bankruptcy had interest rates of 9.8% to 11.125%.

Gain on sale of investment in unconsolidated entity and sale of assets

In the first quarter of 2006, we recorded a gain of $125.4 million as a result of the sale of our 48.93% interest in Megacable. Loss on the sale of assets in 2006 totaling $2.1 million consists primarily of sales of converter boxes and other customer premise equipment. Gain on the sale of assets of $2.5 million for the year ended December 31, 2005 consists primarily of $3.0 million of gains related to the sales of approximately 3,300 off-net video subscribers in the New York market, offset by losses on the disposition of property, plant and equipment. During 2004, we sold various pieces of excess property, plant and equipment that were available due to our exiting facilities and reducing staff.

Loss on the early extinguishment of debt

In connection with the repayment of our former First-Lien Credit Agreement and Third-Lien Term Loan, we recognized a loss on extinguishment of debt of $19.3 million during the first half of 2006. The losses recognized consisted of early payment penalties of $6.5 million and the write-off of deferred financing costs of $12.8 million.

Other income, net

Other income of $1.5 million for the year ended December 31, 2005, consists primarily of a settlement of $1.1 million received from a vendor for reimbursement of costs we incurred in prior years removing and reinstalling faulty equipment they supplied.

Reorganization expense

Reorganization income of $11.1 million in 2005 represents the settlement of bankruptcy claims for amounts less than what was estimated and accrued in deferred reorganization expense at December 31, 2004. In 2004, we incurred $92.6 million in reorganization expenses related to our bankruptcy filing and subsequent restructuring. These expenses included fees paid to attorneys, bankers, accountants and workout and other consultants. We also recorded retention expense to retain key employees through the bankruptcy process.

Gain on Settlement of Liabilities Subject to Compromise and Restructuring

We recorded a net gain of $1.2 billion in 2004 relating to the settlement of liabilities subject to compromise and restructuring, the majority of which was a gain on the expungement of RCN’s senior notes upon emergence from Chapter 11.

Gain on Fresh Start Adjustments

RCN recorded a net gain of $173.2 million in 2004 relating to fresh start adjustments. The major components in this gain were the revaluation of RCN’s fixed assets and intangible assets.

Equity in Income of Unconsolidated Entities

On March 23, 2006, RCN sold its 48.93% interest in Megacable. On December 21, 2004, we acquired the 50% interest in Starpower we did not already own. Prior to the sale of Megacable and the acquisition of the remaining interest 50% in Starpower, we accounted for these investments under the equity method. The results of Starpower are consolidated in our financial statements for the years ended December 31, 2006 and 2005, and for the period December 21, 2004 to December 31, 2004, whereas they are reported as equity in income of unconsolidated entities for the period from January 1 to December 20, 2004. We recorded an equity loss for Starpower of $5.9 million for the period from January 1 to December 20, 2004.

In the period from January 1 to December 20, 2004 we recorded equity income of $17.2 million for our portion of Megacable’s estimated income for the first six months of 2004. This amount was recorded in the gain from fresh start adjustments line of the statement of operations.

Impairment of Unconsolidated Entities

Impairment of unconsolidated entities in 2004 totaling $25.7 million represents a write-down due to the re-valuation of Starpower.

Discontinued Operations

Earnings from discontinued operations in all years presented include the results of our operations in both San Francisco and Los Angeles, California. In addition, the results of operations from our Carmel, NY (“Carmel”) cable system sold on March 8, 2004 is included in discontinued operations in the years ended 2005 and 2004. We sold Carmel for proceeds of approximately $120.2 million (net of purchase price and post-closing adjustments). Carmel had approximately 30,000 customers when it was sold. In 2005, we had residual settlements of insurance claims and other matters resulting in income from Carmel. Income from the Carmel cable system was $1.6 million for the year ended December 31, 2004, and we realized a gain on the sale of $81.6 million. Income from discontinued operations in the year ended December 31, 2004 also includes income of $0.6 million from our Central New Jersey cable system sold in February 2003.

Liquidity and Capital Resources

	December 31, 2006	December 31, 2005

Cash, cash equivalents and short-term investments	$124,515	$143,017
Debt (including current maturities and capital lease obligations)	202,792	492,097

As further described below, we believe that our available cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to fund our existing operations, planned capital spending and other commitments over the next twelve months. If our operating performance differs significantly from our forecasts, we may be required to reduce our operating expenses and curtail capital spending, and we may not remain in compliance with our debt covenants.

Operating Activities

Net cash provided by operating activities was $95.0 million for the year ended December 31, 2006, reflecting a net loss of $11.9 million and a use of working capital of $16.4 million, offset by $123.3 million in non-cash operating items. The use of cash in working capital was primarily due to an overall increase in accounts receivable, due to timing of advanced billings and customer payments, as well as a decrease in accrued expenses. For the year ended December 31, 2005, net cash provided by operating activities was $60.4 million, reflecting a net loss of $136.1 million and the use of cash in working capital of $16.2 million, offset by $212.7 million in non-cash operating items.

During 2006 and 2005, we made cash payments for interest totaling $21.5 million and $31.3 million, respectively. The decrease in interest payments was a result of our debt payments and refinancing during 2006. We anticipate that our cash paid for interest will decrease in 2007 as our average debt balance has decreased.

Investing Activities

Net cash provided by investing activities was $194.6 million in the year ended December 31, 2006, primarily from $307.5 million in proceeds from the sale of our interests in Megacable and MCM and $13.8 million decrease in short-term investments, offset by $86.2 million in additions to property, plant and equipment and $40.9 million for investments in acquisitions. For the year ended December 31, 2005, net cash used in investing activities was $97.9 million, driven primarily by $85.0 million in additions to property, plant and equipment and $21.6 million increase in short-term investments, offset by a decrease in investments restricted from debt service and $6.3 million proceeds from sale of assets.

Financing Activities

Net cash used in financing activities was $294.2 million for the year ended December 31, 2006, driven primarily by $372.2 million in repayments under our former First-Lien Credit Agreement, Third-Lien Term Loan and capital lease obligations (including $6.5 million in prepayment penalties) and $1.4 million in treasury stock purchases, offset by net proceeds of $70.6 million from the new First-Lien Credit Agreement and $9.1 million in proceeds from stock option exercises. In comparison, cash used in financing activities for the year ended December 31, 2005 was $5.2 million reflecting mandatory principal repayments under our former First-Lien Credit Agreement and capital lease obligations of $6.6 million, offset by $1.4 million in proceeds from stock option exercises.

From time to time, we may evaluate certain strategic actions that would enhance our value, including selling assets and acquiring or merging with another entity. Under the terms of our credit facility, the proceeds of asset sales are required, with certain exceptions, to be used to pay down the credit facility. In certain cases, acquisitions or mergers would require approval of our current lenders and our current stockholders. As of December 31, 2006, we have $11.7 million of available borrowing capacity under the $55 million revolving line of credit within the new First-Lien Credit Agreement. We have no assurance that our lenders and stockholders would give us approval to pursue acquisitions or mergers, nor can we be assured that we would be able to raise any funds necessary to undertake such acquisitions or mergers at terms favorable to us, if at all.

Off Balance Sheet Arrangements and Contractual Obligations

Contractual Obligations and Commercial Commitments

The following table provides a summary of our contractual obligations and commercial commitments at December 31, 2006. Additional detail about these items is included in the Notes to the consolidated financial statements.

	(dollars in thousands)

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Long-term debt (1)	$199,625	$750	$1,500	$1,500	$195,875
Capital lease obligations	3,167	121	280	343	2,423
Total long-term debt	202,792	871	1,780	1,843	198,298
Operating leases	111	19	36	26	30
Purchase obligations (2)	73,419	20,961	27,691	24,401	366
Other long-term liabilities	13	-	1	4	8
Total contractual obligations	$276,335	$21,851	$29,508	$26,274	$198,702

(1)	Excludes interest payments.
(2)
Purchase obligations consist of agreements to purchase goods and services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, price provisions and timing of the transaction. Our purchase obligations principally consist of contracts with customer premise equipment manufacturers, communication vendors, and other contracts entered into in the normal course of business. Amounts, which the company is liable for under purchase orders outstanding as of December 31, 2006, are reflected in the consolidated balance sheets as accounts payable and accrued expenses and excluded from the table above.

Description of Outstanding Debt

As of December 31, 2006, our total debt was approximately $202.8 million, including $3.2 million of capital leases. The following is a description of our debt and the significant terms contained in the related agreements.

First-Lien Credit Agreement

On May 30, 2006, we entered into a new First-Lien Credit Agreement, with Deutsche Bank as Administrative Agent, and certain syndicated lenders party thereto (the “First-Lien Credit Agreement”). The First-Lien Credit Agreement provides for term loans to us in the aggregate principal amount of $75 million, and a revolving $55 million line of credit. The term loan bears interest at the Administrative Agent’s prime lending rate plus an applicable margin, or at the Eurodollar rate plus an applicable margin, based on the type of borrowing elected by us. The rate at December 31, 2006 was 7.25%. The proceeds of the First-Lien Credit Agreement were used to repay all of our then-outstanding senior indebtedness as well as the indebtedness outstanding under a then-outstanding third-lien term loan.

The $75 million of term loans mature in May 2013, provided that the maturity date shall be January 2012 if any obligations remain outstanding at that date under the Second-Lien Convertible Notes. In addition, the First-Lien Credit Agreement provides for the availability of a revolving line of credit in the aggregate amount of up to $55 million, a majority of which is currently utilized for outstanding letters of credit. Our obligations under the First-Lien Credit Agreement are guaranteed by all of our operating subsidiaries and are secured by substantially all of our assets.

The First-Lien Credit Agreement contains certain covenants that, among other things, limit the ability of RCN and its subsidiaries to incur indebtedness, sell assets, prepay subordinated indebtedness, repurchase capital stock, engage in transactions with stockholders and affiliates, create liens and engage in mergers and consolidations. The First-Lien Credit Agreement also contains covenants that require us to meet certain financial targets. The liens securing the First-Lien Credit Agreement rank senior to liens securing our other indebtedness.

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

We were in compliance with all covenants under the First-Lien Credit Agreement and Second-Lien Indenture as of December 31, 2006.

Letters of Credit

We have approximately $43.3 million of letters of credit as of December 31, 2006 relating to our workmen’s compensation and employee liability insurance policies, real estate lease obligations, right of way obligations, and license and permit obligations to governmental agencies.

Other Matters

On March 12, 2007, our Board of Directors approved an initiative to pursue a potential return of capital to shareholders in the range of $350 million to $400 million, which would be funded with a combination of cash on hand and additional borrowings. To affect a return of capital in the range described above, our total indebtedness would increase to approximately $500 million, or approximately four times our fourth quarter 2006 annualized EBITDA. The proposed new financing, anticipated to consist entirely of a new first-lien credit facility, is expected to commence next week and take approximately 30 days to complete. Any such return of capital will require us either to obtain consents from lenders under our first-lien credit facility and second-lien notes or to refinance or retire these obligations. We are currently in discussions with our existing lenders about the potential return of capital.

Following the completion of the financing process and arrangements either to obtain the consent of the requisite holders of, or to retire, the existing debt, our Board of Directors will determine the size, form and timing of the potential return of capital, based on conditions prevailing at that time.  While no final determinations have been made, based on the analysis performed to date, we currently believe that a dividend would be the most tax-efficient means by which to return capital to shareholders. Additional details regarding the proposed financing and potential return of capital will be released as available in the coming weeks.

Recently Issued Accounting Pronouncements

See Note 3, “Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements for a full description of recently issued accounting pronouncements including the date of adoption and effects on results of operations and financial condition.

Inflation

We do not believe that our business is impacted by inflation to a significantly different extent than the general economy in the United States.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business RCN is exposed to market risk arising from changes in interest rates that could impact cash flows and earnings. Our primary interest rate risk results from changes in the U.S. prime and Eurodollar rates, which are used to determine the interest rates applicable to our borrowings under our First-Lien Credit Agreement.

As of December 31, 2006, we held $58.2 million of short-term investments and $66.3 million of cash and cash equivalents primarily consisting of investment grade U.S. Treasury bills, commercial paper, government backed obligations, and money market deposits. Our primary interest rate risk on short-term investments and cash and cash equivalents results from changes in short-term (less than six months) interest rates. However, this risk is largely offset by the fact that interest on our bank credit facility borrowings is variable and is reset over periods of no more than six months.

At December 31, 2006 the interest rate for the First-Lien Credit Agreement was Eurodollar plus 1.75%, or 7.25% and current borrowings totaled $74.6 million. The Second-Lien Convertible Notes totaling $125.0 million at December 31, 2006 bear interest at a fixed rate of 7.375%. Assuming the current level of borrowings under the First-Lien Credit Agreement, an increase or decrease in the average interest rate of 10% would result in an increase or decrease in annual interest expense of approximately $0.5 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RCN’s Consolidated Financial Statements are filed under this Item, beginning on page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, an evaluation was carried out under the supervision and with the participation of RCN’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of RCN’s "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and "internal control over financial reporting".

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

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the our disclosure controls and procedures in place at the end of the period covered by this Annual Report pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that RCN’s disclosure controls and procedures (as defined in the Exchange Act Rule 13(a)-15(e)) were effective as of December 31, 2006.

Management's Report on Internal Control over Financial Reporting

RCN’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of RCN management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 and the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Friedman LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We incorporate the information required by this item by reference to the 2007 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

We incorporate the information required by this item by reference to our 2007 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We incorporate the information required by this item by reference to our 2007 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We incorporate the information required by this item by reference to our 2007 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

We incorporate the information required by this item by reference to our 2007 Proxy Statement.

We will file our 2007 Proxy Statement with the Securities and Exchange Commission on or before April 30, 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements.

A listing of the financial statements, notes and reports of independent registered public accountants required by Item 8 begins on page F-1 of this annual report.

(2)	Financial Statement Schedules

See “Schedule II—Valuation and Qualifying Accounts” on page F-44

(3)	The index to the Exhibits begins on page E-1 of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2007	RCN Corporation
	By:	/s/ Peter D. Aquino
Peter D. Aquino

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

PRINCIPAL EXECUTIVE OFFICERS:

/s/James F. Mooney	Chairman (Principal Executive Officer)	March 15, 2007
James F. Mooney

/s/ Peter D. Aquino	President and Chief Executive Officer (Principal Executive Officer)	March 15, 2007
Peter D. Aquino

/s/ Michael T. Sicoli	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2007
Michael T. Sicoli

DIRECTORS:

/s/James F. Mooney		March 15, 2007
James F. Mooney

/s/ Peter D. Aquino		March 15, 2007
Peter D. Aquino

/s/ Benjamin C. Duster IV		March 15, 2007
Benjamin C. Duster IV

/s/ Lee S. Hillman		March 15, 2007
Lee S. Hillman

/s/ Michael E. Katzenstein	March 15, 2007
Michael E. Katzenstein

/s/ Theodore H. Schell	March 15, 2007
Theodore H. Schell

/s/ Daniel Tseung	March 15, 2007
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

10.3
Second Amended and Restated Operating Agreement of RCN-Becocom, LLC made and effective as of June 19, 2002 (incorporated by reference to Exhibit 10.01 of RCN’s Current Report on Form 8-K filed on June 21, 2002).

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

10.12
Pledge Agreement, dated as of December 21, 2004, made by RCN Corporation and each Guarantor in favor of the Second-Lien Collateral Agent for the benefit of the Secured Creditors (as defined therein) (incorporated by reference to Exhibit 99.5 of RCN’s Current Report on Form 8-K filed on December 14, 2004).

10.13
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

10.15
First-Lien Credit Agreement, dated as of May 30, 2006, by and among RCN Corporation, various lenders party thereto, Deustche Bank Trust Company Americas, as Administrative Agent, Deutsche Bank Securities, Inc. as Sole Lead Arranger, Deutsche Bank Securities, Inc. and Citigroup Global Markets, Inc., as Joint Book Running Managers, Citicorp USA, Inc. as Syndication Agent, and Societe Generale, as Documentation Agent (incorporated by reference to Exhibit 10.1 of RCN’s Current Report on Form 8-K filed on May 31, 2006).

10.16
Security Agreement, dated as of May 30, 2006, by and among RCN Corporation, certain subsidiaries of RCN Corporation, and Deutsche Bank Trust Company Americas, as First-Lien Collateral Agent (incorporated by reference to Exhibit 10.2 of RCN’s Current Report on Form 8-K filed on May 31, 2006).

10.17
Pledge Agreement, dated as of May 30, 2006, by and among RCN Corporation, certain subsidiaries of RCN Corporation, and Deutsche Bank Trust Company Americas, as First-Lien Collateral Agent (incorporated by reference to Exhibit 10.3 of RCN’s Current Report on Form 8-K filed on May 31, 2006)

10.18
Subsidiary Guaranty, dated as of May 30, 2006, by and among certain subsidiaries of RCN Corporation and Deutsche Bank Trust Company Americas, as First-Lien Collateral Agent (incorporated by reference to Exhibit 10.4 of RCN’s Current Report on Form 8-K filed on May 31, 2006).

Exhibit No.	Description

10.19
First Supplemental Indenture, dated as of May 30, 2006, by and between RCN Corporation and HSBC Bank USA, National Association, as Trustee (incorporated by reference to Exhibit 10.5 of RCN’s Current Report on Form 8-K filed on May 31, 2006).

10.20**
First Amendment dated as of November 28, 2006 between MCImetro Access Transmission Services of Massachusetts, as successor-in-interest to Metropolitan Fiber Systems McCourt, Inc. and RCN Telecom Services, Inc. as successor-in-interest to RCN Telecom Services of Massachusetts, Inc. amending the Dark Fiber IRU Agreement dated as of May 8, 1997 among Metropolitan Fiber Systems/McCourt, Inc. and RCN Telecom Services of Massachusetts, Inc.

10.21+	Employment Letter by and between RCN Corporation and Michael Sicoli, dated May 12, 2005 (incorporated by reference to Exhibit 99.2 of RCN’s Current Report on Form 8-K, filed on May 12, 2005).

10.22+	RCN Corporation Senior Executive Annual Bonus Plan (incorporated by reference to Exhibit 99.1 of RCN’s Current Report on Form 8-K, filed on July 26, 2005).

10.23+
RCN Corporation 2005 Stock Compensation Plan, as amended (incorporated by reference to Annex A to RCN’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, filed on April 28, 2006.)

10.24+	Separation Agreement by and between RCN Corporation and Timothy J. Dunne (incorporated by reference to Exhibit 10.1 of RCN’s Current Report on Form 8-K, filed on June 6, 2006).

10.25+	Amended Form Non-Qualified Option Agreement (incorporated by reference to Exhibit 10.29 to RCN’s Amendment No. 1 to its Annual Report on From 10-K as filed on April 10, 2006).

10.26+	Amended Form Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.30 to RCN’s Amendment No. 1 to its Annual Report on Form 10-K as filed on April 10, 2006).

10.27+	Form Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of RCN’s Current Report on Form 8-K, filed on January 6, 2006).

10.32*+	Amended Form Executive Restricted Stock Agreement

10.33+
Restricted Stock Agreement dated May 25, 2006 by and between RCN Corporation and Michael E. Katzenstein (incorporated by reference to Exhibit 10.1 of RCN’s Current Report on Form 8-K, filed on May 31, 2006).

10.34+
Restricted Stock Agreement dated May 25, 2006 by and between RCN Corporation and Theodore H. Schell (incorporated by reference to Exhibit 10.2 of RCN’s Current Report on Form 8-K, filed on May 31, 2006).

10.35+
Restricted Stock Agreement dated May 25, 2006 by and between RCN Corporation and Benjamin C. Duster, IV (incorporated by reference to Exhibit 10.3 of RCN’s Current Report on Form 8-K, filed on May 31, 2006).

10.36+	Restricted Stock Agreement dated May 25, 2006 by and between RCN Corporation and Lee S. Hillman (incorporated by reference to Exhibit 10.4 of RCN’s Current Report on Form 8-K, filed on May 31, 2006).

10.37+	Restricted Stock Agreement dated May 25, 2006 by and between RCN Corporation and Daniel Tseung (incorporated by reference to Exhibit 10.5 of RCN’s Current Report on Form 8-K, filed on May 31, 2006).

10.38+	Restricted Stock Agreement by and between RCN Corporation and Peter D. Aquino (incorporated by reference to Exhibit 10.3 of RCN’s Current Report on Form 8-K filed June 6, 2006)

10.39+	Restricted Stock Agreement by and between RCN Corporation and Michael T. Sicoli (incorporated by reference to Exhibit 10.4 of RCN’s Current Report of Form 8-K filed on June 6, 2006)

10.40+	Employment Letter by and between RCN Corporation and Benjamin R. Preston dated April 5, 2006 (incorporated by reference to Exhibit 99.2 of RCN’s Current Report on Form 8-K, filed on April 5, 2006.)

10.41+	RCN Corporation Change of Control Severance Plan dated April 7, 2006 (incorporated by reference to Exhibit 10.37 to RCN’s Amendment No. 1 to its Annual Report on Form 10-K filed on April 10, 2006).

Exhibit No.	Description

10.44
Stock Purchase Agreement between RCN Corporation and Consolidated Edison, Inc., dated as of December 5, 2005 (incorporated by reference to Exhibit 10.33 to RCN’s Amendment No. 1 to its Annual Report on Form 10-K as filed on April 10, 2006).

10.45
Stock Purchase Agreement, dated March 6, 2006, entered into by and among RCN International Holdings, Inc, Teleholding, S.A. de C.V., Mega Cable, S.A. de C.V. and MCM Holding, S.A. de C.V. (incorporated by reference to Exhibit 99.2 of RCN’s Current Report on Form 8-K, filed on March 8, 2006)

10.46
Settlement Agreement, dated March 6, 2006, entered into by and among RCN International Holdings, Inc., Teleholding, S.A. de C.V., Mega Cable, S.A. de C.V., MCM Holding, S.A. de C.V. and the Private Shareholders listed therein (incorporated by reference to Exhibit 10.35 to RCN’s Amendment No. 1 to its Annual Report on Form 10-K as filed on April 10, 2006).

10.47
Asset Purchase Agreement by and among RCN Telecom Services, Inc. , RCN Corporation and Astound Broadband, LLC (incorporated by reference to Exhibit 99.2 of RCN’s Current Report on Form 8-K filed on August 18, 2006).

21.1*	Subsidiaries of Registrant

23.2*	Consent of Friedman LLP, Independent Registered Public Accounting Firm

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

___________
*	Document attached.

**	Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

+	Management compensatory plan or arrangement.

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	F-3

Consolidated Statements of Operations for the years ended December 31, 2006, 2005, the period from December 21, 2004 to December 31, 2004 (Successor Company) and for the period January 1, 2004 through December 20, 2004 (Predecessor Company)
F-4

Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, the period from December 21, 2004 to December 31, 2004 (Successor Company) and for the period January 1, 2004 through December 20, 2004 (Predecessor Company)
F-6

Consolidated Statements of Changes in Common Stockholders’ Equity (Deficit) for the years ended December 31, 2006 and 2005 (Successor), the periods from December 21, 2004 to December 31, 2004 (Successor) and January 1, 2004 to December 20, 2004 (Predecessor)
F-7

Notes to Consolidated Financial Statements	F-8

Schedule II—Valuation and Qualifying Accounts	F-44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of RCN Corporation
Herndon, Virginia

We have audited the accompanying consolidated balance sheets of RCN Corporation (a Delaware corporation) and subsidiaries, as of December 31, 2006 and 2005 (Successor Company) and the related consolidated statements of operations, cash flows and stockholders’ equity (deficit) for the years ended December 31, 2006 and 2005 and for the period from December 21, 2004 through December 31, 2004 (Successor Company), and for the period January 1, 2004 through December 20, 2004 (Predecessor Company). Our audits also included the financial statements and schedules listed in the Index at Item 15 (a). These consolidated financial statements and financial statement schedules are the responsibility of RCN’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RCN Corporation and subsidiaries as of December 31, 2006 and December 31, 2005 (Successor Company), and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period December 21, 2004 through December 31, 2004 (Successor Company), and for the period January 1, 2004 through December 20, 2004 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole present fairly in all material respects the information set forth therein.

As described in Notes 2 and 5 to the consolidated financial statements, the Successor Company emerged from bankruptcy on December 21, 2004 pursuant to a Plan of Reorganization confirmed by the Bankruptcy Court by order dated December 21, 2004. Accordingly, the accompanying consolidated financial statements of the Successor Company have been prepared in conformity with the fresh start accounting provisions of the AICPA’s Statement of Position 90-7, “Financial Reporting by entities in Reorganization Under the Bankruptcy Code” as of December 21, 2004.

As a result, the consolidated financial statements of the Successor Company are presented on a different basis than those of the Predecessor Company and, therefore, are not comparable in all respects.

As discussed in Note 2 to the consolidated financial statements, during the first quarter of 2005, the Company changed its method of accounting for legal fees related to legal actions directed against it.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of RCN Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007 expressed an unqualified opinion thereon.

Friedman LLP
East Hanover, New Jersey
March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
RCN Corporation
Herndon, Virginia

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that RCN Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of the Company’s internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of managements and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of un-authorized acquisition, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005 (Successor Company) and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for the years ended December 31, 2006, 2005 and the period December 21, 2004 through December 31, 2004 (Successor Company) and for the period January 1, 2004 through December 20, 2004 (Predecessor Company) and our report dated March 15, 2007 expressed an unqualified opinion thereon.

Friedman LLP
East Hanover, New Jersey
March 15, 2007

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	Successor			Predecessor
	Year ended December 31, 2006	Year ended December 31, 2005	For the period December 21 to December 31, 2004	For the period January 1 to December 20, 2004

Revenues	$585,476	$530,412	$15,501	$442,514
Costs and expenses:
Direct expenses	196,918	187,497	5,611	163,256
Selling, general and administrative (including stock-based compensation of $18,162, $8,913, $0, and $4,414)	280,923	269,689	7,349	224,593
Impairments (recoveries), exit costs and restructuring	6,702	5,130	-	(7,667)
Depreciation and amortization	192,964	184,568	5,080	225,786

Operating loss	(92,031)	(116,472)	(2,539)	(163,454)
Investment income	5,983	5,648	-	2,942
Interest expense	(24,659)	(42,333)	(888)	(96,702)
Gain on sale of investment in unconsolidated entity	125,370	-	-	-
(Loss) gain on sale of assets	(2,119)	2,536	-	1,875
Loss on early extinguishment of debt	(19,287)	-	-	-
Other income (expense), net	35	1,556	-	(295)

Loss from continuing operations before reorganization items, income taxes and equity in income of unconsolidated entities	(6,708)	(149,065)	(3,427)	(255,634)
Reorganization income (expense), net	-	11,113	-	(92,554)
Gain on settlement of liabilities subject to compromise and restructuring	-	-	-	1,166,027
Gain from "Fresh Start" adjustments	-	-	-	173,178
Income tax expense (benefit)	7,612	779	-	(114)

(Loss) income from continuing operations before equity in unconsolidated entities	(14,320)	(138,731)	(3,427)	991,131
Equity in income of unconsolidated entities	-	-	-	11,267
Impairment of unconsolidated entities	-	-	-	(25,689)

Net (loss) income from continuing operations	(14,320)	(138,731)	(3,427)	976,709
Income (loss) from discontinued operations, net of tax	2,464	19	(261)	(2,543)
Gain on sale of discontinued operations, net of tax	-	-	-	88,580

Net (loss) income before cumulative effect of change in accounting principle and preferred dividend and accretion requirements	(11,856)	(138,712)	(3,688)	1,062,746
Cumulative effect on prior years of retroactive application of a change in accounting for legal fees, net of tax	-	2,600	-	-

Net (loss) income before preferred dividend and accretion requirements	(11,856)	(136,112)	(3,688)	1,062,746
Preferred dividend and accretion requirements	-	-	-	52,902

Net (loss) income attributable to common stockholders	$(11,856)	$(136,112)	$(3,688)	$1,009,844

Net (loss) income per common share
Basic:
Continuing operations	$(0.39)	$(3.85)	$(0.09)	$8.39
Discontinued operations	0.07	-	(0.01)	0.76
Net (loss) income before cumulative effect of change in accounting principle	$(0.32)	$(3.85)	$(0.10)	$9.15
Cumulative effect of change in accounting for legal fees	-	0.07	-	-
Net (loss) income attributable to common stockholders	$(0.32)	$(3.78)	$(0.10)	$9.15

Diluted:
Continuing operations	$(0.39)	$(3.85)	$(0.09)	$6.45
Discontinued operations	0.07	-	(0.01)	0.58
Net (loss) income before cumulative effect of change in accounting principle	$(0.32)	$(3.85)	$(0.10)	$7.03
Cumulative effect of change in accounting for legal fees	-	0.07	-	-
Net (loss) income attributable to common stockholders	$(0.32)	$(3.78)	$(0.10)	$7.03
Weighted average shares outstanding:

Basic	36,756,494	36,040,165	36,020,850	110,294,169

Diluted	36,756,494	36,040,165	36,020,850	143,519,490

The accompanying notes are an integral part of these consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2006	2005
ASSETS

Current Assets:
Cash and cash equivalents	$66,342	$70,906
Short-term investments	58,173	72,111
Accounts receivable, net of allowance for doubtful accounts of $4,205 and $3,535	58,483	45,863
Prepayments and other current assets	13,025	14,053
Assets of discontinued operations	39,573	39,274
Total current assets	235,596	242,207

Property, plant and equipment, net of accumulated depreciation of $339,061 and $169,776	613,572	672,413
Investment in unconsolidated entity	-	184,896
Intangible assets, net of accumulated amortization of $37,968 and $19,277	98,264	116,453
Long-term restricted investments	16,031	17,568
Deferred charges and other assets	11,918	20,403
Total assets	$975,381	$1,253,940

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt and capital lease obligations	$871	$3,648
Accounts payable	23,089	23,391
Advance billings and customer deposits	38,783	34,271
Accrued expenses and other	68,342	71,102
Accrued employee compensation and related expenses	18,108	16,652
Accrued exit costs	2,761	3,106
Current liabilities of discontinued operations	10,068	10,891
Total current liabilities	162,022	163,061

Long-term debt and capital lease obligations, net of current maturities	201,921	488,449
Other long-term liabilities	41,502	39,528
Total liabilities	405,445	691,038

Commitments and contingencies

Stockholders' Equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 37,455,912 and 36,825,941 shares issued and outstanding	374	360
Committed stock, par value $0.01, 797,938 shares committed at December 31, 2005	-	8
Committed capital in excess of par	-	25,549
Additional paid-in-capital	722,589	669,762
Treasury stock, 56,758 shares at cost at December 31, 2006	(1,388)	-
Accumulated deficit	(151,656)	(139,800)
Accumulated other comprehensive income	17	7,023
Total stockholders' equity	569,936	562,902

Total liabilities and stockholders' equity	$975,381	$1,253,940

The accompanying notes are an integral part of these consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Successor			Revised Predecessor
	For the year ended December 31, 2006	For the year ended December 31, 2005	For the period December 21 to December 31, 2004	For the period January 1 to December 20, 2004

Cash flows from operating activities:
Net (loss) income before preferred dividend and accretion requirements	$(11,856)	$(136,112)	$(3,688)	$1,062,746
(Income) loss from discontinued operations, net of tax	(2,464)	(19)	261	2,543
Gain on sale of discontinued operations	-	-	-	(88,580)
Cumulative effect of change in accounting for legal fees	-	(2,600)	-	-
Net (loss) income from continuing operations	(14,320)	(138,731)	(3,427)	976,709

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Accretion of discounted debt	1,663	4,680	-	4,541
Amortization of financing costs	1,304	2,333	-	9,511
Non-cash stock-based compensation	18,162	8,913	-	4,414
Loss (gain) on sale of assets	2,119	(2,536)	-	(1,875)
Write-off of deferred financing charges	19,287	-	-	18,076
Gain on sale of investment in unconsolidated entity	(125,370)	-	-	-
Gain on settlement of lease obligation	-	-	-	(14,525)
Non-cash fresh start adjustments	-	-	-	(173,178)
Gain on settlement of liabilities subject to compromise	-	-	-	(1,166,027)
Depreciation and amortization	192,964	184,568	5,035	225,831
Deferred income taxes, net	145	-	-	(934)
Provision for doubtful accounts	11,039	9,088	342	8,617
Equity in loss of unconsolidated entities	-	-	-	(11,267)
Impairment of unconsolidated entity	-	-	-	25,689
Non-cash impairments, exit costs and restructuring	4,402	8,264	-	6,851

	111,395	76,579	1,950	(87,567)

Net change in certain assets and liabilities, net of business acquisitions:
Accounts receivable and unbilled revenues	(15,642)	(5,445)	(914)	(10,700)
Accounts payable	1,437	(4,732)	(20,594)	29,513
Accrued expenses	(8,721)	11,254	5,842	36,945
Accounts receivable from related parties	-	-	15,469	3,378
Accounts payable to related parties	-	-	(15,469)	1,803
Advanced billing and customer deposits	4,512	(825)	-	1,310
Payment of deferred reorganization costs	-	(21,644)	-	-
Other assets and liabilities	(1,464)	7,924	1,075	(12,207)

Net cash provided by (used in) continuing operations	91,517	63,111	(12,641)	(37,525)

Cash provided by (used in) discontinued operations	3,498	(2,685)	(78)	3,391

Net cash provided by (used in) operating activities	95,015	60,426	(12,719)	(34,134)

Cash flows from investing activities:
Additions to property, plant and equipment	(86,195)	(85,028)	-	(50,771)
Investment in acquisitions, net of cash acquired	(40,854)	(2,244)	(14,933)	-
Decrease (increase) in short-term investments	13,828	(21,559)	-	(50,425)
Proceeds from sale of assets	999	6,259	-	391
Proceeds from sale of investment in unconsolidated entity	307,467	-	-	-
Decrease in restricted investments	1,537	-	-	203,160
Decrease in investments restricted for debt service	-	9,020	4,634	1,077

Net cash provided by (used in) continuing operations	196,782	(93,552)	(10,299)	103,432

Proceeds from sale of discontinued operations	-	-	-	118,061
Cash used in discontinued operations	(2,156)	(4,322)	-	(1,523)

Net cash provided by (used in) investing activities	194,626	(97,874)	(10,299)	219,970

Cash flows from financing activities:
Repayments of long-term debt, including debt premium	(372,160)	(6,037)	-	(407,582)
Change in term loans	-	-	-	(111,377)
Payment of debt issuance costs	(4,412)	-	-	-
Purchase of treasury stock	(1,388)	-	-	-
Payments of capital lease obligations	(372)	(558)	-	(3,715)
Proceeds from the issuance of long-term debt	75,000	-	-	455,000
Proceeds from the exercise of stock options	9,127	1,410	-	-

Net cash used in financing activities	(294,205)	(5,185)	-	(67,674)

Net (decrease) increase in cash and cash equivalents	(4,564)	(42,633)	(23,018)	118,162
Cash and cash equivalents at beginning of period	70,906	113,539	136,557	18,395

Cash and cash equivalents at end of period	$66,342	$70,906	$113,539	$136,557

Supplemental disclosures of cash flow information
Cash paid during the periods for:

Interest, net of capitalized interest of $539 for the period January 1 to December 20, 2004	$21,477	$31,277	$1,763	$39,775

Income taxes	$7,467	$-	$-	$68

The accompanying notes are an integral part of these consolidated financial statements.

RCN CORPORATION
Consolidated Statements of Stockholders' Equity/(Deficit)
(dollars in thousands, except share and per share data)
	Common Stock Class A Shares	Common Stock Class A Amount	Committed Capital Shares	Committed Capital Amount	Committed Capital in Excess of Par	Common Stock Class B Shares	Common Stock Class B amount	Additional Paid in Capital	Retained Earnings/ (Accumulated Deficit)	Treasury Stock Shares	Treasury Stock Amount	Accumulated Other Comprehensive Income Cumulative Translation Adjustment	Total Common Stockholders’ Equity (Deficit)

Balance, December 31, 2003, Predecessor	112,151,560	$112,152	-	$-	$-	11,424,810	$11,425	$2,150,076	$(4,388,478)	(1,316,560)	$(10,310)	$(13,750)	$(2,138,885)

Net income									1,009,844				$1,009,844
Stock plan transactions	84,359	84						(6)			144		222
Restricted Stock Expense								316					316
Recognition of unearned compensation								3,851					3,851
Cancellation of restricted stock grants										(638,649)			-
Unrealized depreciation on investments												(403)	(403)
Cumulative translation adjustment												(3,298)	(3,298)
Impact on Fresh Start Adjustments:													-
Cancellation of shares in Predecessor	(112,235,919)	(112,236)				(11,424,810)	(11,425)			1,955,209	10,166		(113,495)
Elimination of accumulated losses									3,378,634				3,378,634
Other Fresh Start adjustments								(2,154,237)				17,451	(2,136,786)

Balance, December 20, 2004, Predecessor	-	$-	-	$-	$-	-	$-	$-	$-	-	$-	$-	$-

Successor:

Equity issued to creditors:
Issuance of common stock	31,919,044	$319						$576,895					$577,214
Committed capital			4,101,806	$41	$131,355								131,396
Successor Balance December 21, 2004	31,919,044	319	4,101,806	41	131,355	-	-	576,895	-	-	-	-	708,610
Net loss									(3,688)				(3,688)

Balance December 31, 2004, Successor	31,919,044	$319	4,101,806	$41	$131,355	-	$-	$576,895	$(3,688)	-	$-	$-	$704,922

Net loss									(136,112)				(136,112)
Issuance of committed shares in payment of claims	3,303,981	33	(3,303,981)	(33)	(105,806)			105,806					(0)
Issuance of restricted stock	730,086	7						(7)					-
Exercise of warrant	5	-						-					-
Return of committed shares			113										-
Amortization of restricted stock award								3,109					3,109
Amortization of stock options								5,804					5,804
Stock option exercised	75,000	1						1,409					1,410
Adjustment to deferred tax valuation allowance related to indefinite-lived intangible assets								(23,819)					(23,819)

Warrant issuance								565					565
Foreign currency translation gain												6,896	6,896
Gain on assets held for sale												127	127

Balance December 31, 2005, Successor	36,028,116	$360	797,938	$8	$25,549	-	$-	$669,762	$(139,800)	-	$-	$7,023	$562,902

Net loss									(11,856)				(11,856)
Issuance of restricted stock, net of forfeitures	168,379	2						(2)					-
Return of committed shares	(113)												-
Issuance of committed shares in payment of claims	797,938	8	(797,938)	(8)	(25,550)			25,550					-
Exercise of warrants	179				1			(5)					(4)
Purchase of treasury stock										56,758	(1,388)		(1,388)
Stock option exercised	461,413	5						9,122					9,127
Amortization of restricted stock awards								5,791					5,791
Amortization of stock options								12,371					12,371
Reversal of foreign currency translation gains (loss)												(6,896)	(6,896)
Unrealized depreciation on investments												(110)	(110)

Balance December 31, 2006, Successor	37,455,912	$374		$-	$-	-	$-	$722,589	$(151,656)	56,758	$(1,388)	$17	$569,936

The accompanying notes are an integral part of these consolidated financial statements.

RCN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

RCN Corporation is one of the largest facilities-based competitive providers of bundled cable, high-speed internet and phone services delivered over its own fiber-optic local network to residential and small business customers in some of the most densely populated markets in the United States. RCN Business Solutions also provides high-capacity data, video and voice services to a growing number of business customers. RCN currently provides service in the Boston, New York, eastern Pennsylvania, Washington, DC, Chicago, San Francisco, and Los Angeles metropolitan markets.

On August 18, 2006, the Company entered into an agreement to sell its San Francisco, California assets. The Company has decided to exit the Los Angeles, California market during 2007. Accordingly, the accompanying audited consolidated results of operations and statements of cash flows for all periods presented in this Report on Form 10-K (the “Report”) include the results for these two markets as “discontinued operations” and the assets and liabilities related to these markets are classified as assets and liabilities of discontinued operations on the consolidated balance sheets.

2.	EMERGENCE FROM CHAPTER 11

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

On December 21, 2004 (the “Effective Date”), the Plan became effective and the RCN Debtors emerged from reorganization proceedings under the Bankruptcy Code. References in these consolidated financial statements and the notes thereto to the “Predecessor” and “Old RCN” mean RCN and its subsidiaries prior to the Effective Date whereas references to the “Successor” and “Reorganized RCN” mean RCN and its subsidiaries after the Effective Date.

The RCN Debtors obtained the following exit financing arrangements in order to consummate the Plan:

•
The RCN Debtors obtained a $355 million senior secured credit facility comprised of term loans for an aggregate amount of $330 million and a $25 million letter of credit facility (the “First-Lien Credit Facility”); and

•	RCN issued $125 million aggregate principal amount of 7.375% convertible second-lien notes due 2012, which are convertible into shares of reorganized RCN’s Common Stock (the “Convertible Notes”).

•	RCN amended and extended its Evergreen Credit Agreement (the “Third-Lien Term Loan”)

Effect of Consummation of the Plan

Pursuant to the Plan, on the Effective Date, all of the existing securities of Old RCN, including the existing common stock, preferred stock, stock options, and warrants, were extinguished and deemed cancelled. RCN filed an amended and restated certificate of incorporation authorizing new shares of common stock (see Note 6).

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of RCN (the “Company”) and all wholly owned subsidiaries. All intercompany transactions and accounts among consolidated entities have been eliminated.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management periodically assesses the accuracy of these estimates and assumptions. Actual results could differ from those estimates.

During the third quarter of 2006, the Company recorded a $2.6 million reduction in accrued programming expenses as a result of a change in estimate.

Revisions and Reclassifications

RCN has revised its statements of cash flows for the period of January 1 to December 20, 2004 (Predecessor) to separately disclose the operating, investing and financing portions of cash flows attributable to the Company's discontinued operations. RCN had previously reported these amounts on a combined basis.

Effective on January 1, 2005, RCN changed the classification of certain expenses from selling, general and administrative to direct expenses. Management believes that expenses for pole rental, right-of-way use fees and plant utilities are directly related to generating revenue and therefore, are properly classified as direct expenses. This resulted in an increase in direct costs of $6.8 million with a corresponding decrease in selling, general and administrative expenses for the period from January 1 to December 20, 2004 (Predecessor).

Certain other reclassifications have been made to prior period amounts in order to conform to the current year presentation.

“Fresh Start” Accounting

As more fully discussed in Note 5, RCN implemented “fresh start” accounting upon its emergence from bankruptcy on the Effective Date, in accordance with the American Institute of Certified Public Accountants (“AICPA”) statement of position No. 90-7 “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”).

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are held in investment grade fixed income securities including United States Treasury, government backed and corporate obligations. The carrying amount of cash and cash equivalents approximates its fair value due to their short maturities.

Short-term Investments

The Company’s entire portfolio of short-term investments is currently classified as “available for sale” in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and is stated at fair value as determined by quoted market values. Investments having maturities of more than three months but not more than one year at the time of purchase are considered short-term and are classified as current assets. The Company’s short-term investments consist of the following at December 31:

	(dollars in thousands)
	2006	2005

Commercial Paper	$11,713	$21,425
Federal Agency	46,460	50,686

Total	$58,173	$72,111

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, restricted investments and accounts receivable. The Company invests its cash in accordance with the terms and conditions of the First-Lien Credit Agreement, which seeks to ensure both liquidity and safety of principal. The policy limits investments to instruments issued by the U.S. government and commercial institutions with strong investment grade credit ratings, and places restrictions on the length of maturity.

RCN’s trade receivables reflect a diverse, high-quality customer base. Up front credit evaluation and account monitoring procedures are used to minimize the risk of loss. As a result, concentrations of credit risk are limited. The Company believes that its established valuation and credit allowances are adequate to cover these risks.

Accounts Receivable

RCN carries its accounts receivable at cost less an allowance for doubtful accounts. Allowances for doubtful accounts are recorded as a selling, general and administrative expense. RCN evaluates the adequacy of the allowance for doubtful accounts at least quarterly and computes the allowance for doubtful accounts by applying an increasing percentage to discounts in past due categories. This percentage is based on our history of actual write-offs. The Company also performs a subjective review of specific large accounts to determine if an additional reserve is necessary. RCN’s formula for calculating its reserve closely parallels its history of actual write-offs and account adjustments based upon contractual terms.

Legal Contingencies

We are subject to legal, regulatory and other proceedings and claims that arise in the ordinary course of our business and, in certain cases, those that we assume from an acquired entity in a business combination. We record an estimated liability for those proceedings and claims arising in the ordinary course of business based upon the probable and reasonably estimable criteria contained in SFAS No. 5, “Accounting for Contingencies.” For those litigation contingencies assumed in a business combination, we record a liability based on estimated fair value when we can determine such fair value. We review outstanding claims with internal as well as external counsel to assess the probability and the estimates of loss. We reassess the risk of loss as new information becomes available, and we adjust liabilities as appropriate. The actual cost of resolving a claim may be substantially different from the amount of the liability recorded. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations or cash flow of any one period

Long-Term Restricted Investments

RCN has cash balances held at insurance companies for various insurance policies (mainly general and auto liability, and workers compensation) and cash collateralizing letters of credit mainly for franchise performance bonds and franchise agreements. These investments are restricted and unavailable for use by the Company.

Property, Plant and Equipment and Depreciation and Amortization

Additions to property, plant and equipment subsequent to December 21, 2004 are stated at cost, including all material, labor and certain indirect costs associated with the development and construction of the network. Property, plant and equipment acquired prior to the Effective Date are stated at its fair value at December 21, 2004, in accordance with SOP 90-7. Costs associated with the customer installations and the additions of network equipment necessary to provide advanced services are capitalized. Costs capitalized as part of initial customer installations include material, labor, and certain indirect costs. Indirect costs pertain to the Company’s personnel that assist in connecting the new service and primarily consist of employee benefits and payroll taxes, and direct variable costs associated with the capitalizable activities such as installation and construction vehicle costs and the cost of dispatch personnel. The costs of disconnecting service at a customers dwelling or reconnecting service to a previously installed dwelling are charged to expense in the period incurred. Costs for repairs and maintenance are charged to expense as incurred, while plant and equipment replacement and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

Depreciation is recorded using the straight-line method over the estimated useful lives of the various classes of depreciable property. The average estimated lives are as follows:

Telecommunication network	5 - 22.5 years
Computer equipment	3 - 5 years
Building and leasehold improvements	5 - 30 years
Furniture, fixtures and vehicles	3 - 10 years
Other	5 - 10 years

Leasehold improvements are amortized over the lesser of the life of the lease or its estimated useful life. Equipment held under capital leases is stated at the lower of the fair value of the asset or the net present value of the minimum lease payments at the inception of the lease. For equipment held under capital leases, depreciation is recorded using the straight-line method over the shorter of the estimated useful lives of the leased assets or the related lease term. The costs and related depreciation for assets no longer in service are eliminated from fixed assets and the related gain or loss is recognized upon retirement or disposition.

Intangibles

Intangible assets consist of trademarks, tradenames, customer relationships and franchise agreements. The fair values at the Effective Date were based on a number of significant factors determined by RCN management with the help of its advisors (See Note 12). Identifiable intangible assets, with the exception of franchise agreements, are amortized over their estimated useful lives ranging between three and five years. Franchise agreements represent the value attributed to agreements with local authorities that allow access to homes in cable service areas. Franchise agreements are considered to be indefinite-lived assets and therefore, in accordance with SFAS No. 142,“Goodwill and Other Intangible Assets” (“SFAS 142”) are not amortized but rather tested for impairment annually during the fourth quarter of each year, or more frequently, if an event indicates that the asset might be impaired. The Company used an income-based approach and discounted the cash flows attributable to the franchise right agreements to estimate their fair value. The impairment test indicated that the franchise agreements were not impaired at December 31, 2006.

Also included in intangible assets are costs incurred to develop software for internal use. Certain direct development costs and software enhancements costs associated with internal use software are capitalized, including external direct costs of material and service, and internal labor costs devoted to these software projects under AICPA SOP 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred. Upon completion of the projects, the total costs are amortized over the estimated useful life of the software of three years.

Valuation of Long-Lived Assets

RCN accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Such indicators include factors such as the impairment of our indefinite-life franchises under SFAS 142, advances in technology by our competitors, adverse changes in relationships with local franchise authorities, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The company measures impairment based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose. If the total of the undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the asset or asset group.

Revenue Recognition

Revenues are principally derived from subscriber fees received for our video, high-speed Internet and phone services and are recognized as earned when the services are rendered, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. Video, local and long distance telephone, high-speed data and transport revenues are recognized in the period service are provided. Payments received in advance are deferred and recognized in revenue when the service is provided. Installation fees charged to our residential and small business customers are less than related direct selling costs and therefore, are recognized in the period the service is provided. Installation fees charged to larger commercial customers are generally recognized over the life of the contract. Dial-up Internet revenues are earned based on the contract period. Reciprocal compensation revenue, the fees that local exchange carriers pay to terminate calls on each other’s networks, is based upon calls terminated on RCN’s network at contractual rates.

Direct Expenses

Direct expenses consist of costs associated with providing telecommunications services, including the cost of connecting customers to the Company’s networks via leased facilities, the costs of leasing portions of Company network facilities and costs paid to third party providers for interconnect access and transport services. All such costs are expensed as incurred. The Company accrues for the expected costs of services received from third party telecommunications providers in the period the services are rendered. Invoices received from the third party telecommunications providers are often disputed due to billing discrepancies. The Company accrues for all disputed invoiced amounts as these amounts represent contingent liabilities that are considered probable and measurable and typically must pay the invoiced amounts even while they’re being disputed. Disputes that are resolved in the Company’s favor are recorded as a reduction in direct costs in the period the dispute is settled. Because the time required to resolve these disputes is often more than one quarter, any benefits associated with the favorable resolution of such disputes normally are realized in periods subsequent to the accrual of the disputed invoice. Certain of these favorable dispute resolutions, settlements and estimate revisions resulted in reductions in direct costs totaling approximately $6.8 million, $2.9 million, and $1.6 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Direct expenses include programming costs, the costs the Company must pay program suppliers for analog, digital and premium video programming. Programming costs are paid each month based on calculations performed by the Company and are subject to periodic audits performed by the programmers. Certain programming contracts contain launch incentives paid by the programmers to the Company. The Company records the launch incentives on a straight-line basis over the life of the programming agreement as a reduction of programming expense. The deferred amount of launch incentives is included in other long-term liabilities.

 Advertising Expense

Advertising costs are expensed as incurred and totaled approximately $12.6 million, $14.0 million, and $13.5 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Change in Accounting for Legal Fees

During the first quarter of 2005, the Company changed its method of accounting for legal fees. RCN previously accrued anticipated legal fees for these actions based on an estimate of fees that would be incurred if these actions required outside legal services. The Company recognized that there is a diversity of practice for accounting for legal fees and there is no preferable method expressed in any authoritative accounting literature. Because estimating fees for legal matters that can have many possible outcomes is inherently difficult, management believes it is preferable to accrue for legal fees when the work is performed, consistent with the Company’s accounting for all other services. In accordance with Accounting Principles Board (“APB”) Opinion No. 20, “ Accounting Changes” (“APB 20”), the Company recorded the cumulative amount of the change in the three months ended March 31, 2005. This change resulted in a reversal of $2.6 million of expense recorded in previous periods and amounted to $0.07 per share for the year ended December 31, 2005. Management discussed this change with the Company’s independent registered public accounting firm, who concurred with the change.

Non-cash stock based compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment” (“FAS 123R), which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Exit Costs and Other Lease Related Costs

The Company has exited nearly forty leased facilities, in whole or in part, over the last three years. SFAS No. 146 “ Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) requires the Company to offset the present value of the lease payments for the exited property against estimated sublease rental income. Sublease assumptions frequently change based on market conditions, which require the Company to adjust the projected cash flows related to exited properties. Changes in assumptions are recognized in income when made. When the Company terminates or buys out an exited lease, payment is charged against the liability and/or the remaining liability is reversed into income. The Company amortizes this liability for these facilities as an offset to rent expense, which is included in selling, general and administrative expense, over the remaining term of the lease.

Debt Issuance Costs

Debt financing costs are capitalized and amortized to interest expense over the term of the underlying obligations using the straight-line method, which approximates the effective interest method.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The measurement of net deferred tax assets is reduced by the amount of any tax benefit that, based on available evidence, are not expected to be realized, and a corresponding valuation allowance is established. The determination of the required valuation allowance against net deferred tax assets was made without taking into account the deferred tax liabilities created from the book and tax differences on indefinite lived assets.

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

	(dollars in thousands)
	Year ended December 31, 2006	Year ended December 31, 2005	December 21 to December 31, 2004	Predecessor January 1 to December 20, 2004
Net income (loss) before preferred dividend and accretion requirements	$(11,856)	$(136,112)	$(3,688)	$1,062,746
Reversal of accumulated translation gains upon sale of investment in unconsolidated subsidiary	(6,896)	-	-	-
Cumulative foreign currency translation gain (loss)	-	6,896	-	(3,298)
Unrealized (depreciation) appreciation on investments	(110)	127	-	(403)
“Fresh Start” adjustments	-	-	-	17,451
Comprehensive (loss) income	$(18,862)	$(129,089)	$(3,688)	$1,076,496

The Company’s investments in Megacable and MCM (see Note 4) were designated in Mexican Pesos and accordingly, the Company’s investments were translated into US dollars at the exchange rate in effect on the last day of each reporting period. Any corresponding foreign currency translation gains or losses were then recorded on the balance sheet as a component of accumulated other comprehensive income. Upon the sale of the Company’s interests in Megacable and MCM in March 2006, all accumulated foreign currency translation gains were reversed against other comprehensive income.

Segment Reporting

RCN’s management views RCN’s business of providing video, data and voice communications services to residential and commercial customers as one business segment and currently aggregates these revenue streams under the quantitative and qualitative thresholds defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Recently Issued Accounting Pronouncements

In June 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)”(“EITF 06-3”). EITF 06-3 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-3 were effective for RCN as of January 1, 2007. The Company presents these taxes on a gross basis.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation clearly excludes income tax positions related to FASB Statement No. 5, “Accounting for Contingencies”. We will adopt the provisions of this statement beginning in the first quarter of 2007. The adoption of FIN 48 will not have a material impact on our consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a common definition for fair value under accounting principles generally accepted in the United States of America (“GAAP”), establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this pronouncement to have a material impact on our financial position or results of operations.

Additionally in September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption, the misstatements may be corrected as an accounting change by adjusting the opening retained earnings rather than including the adjustment in the current year income statement. The Company has adopted the provisions of SAB 108 and there was no effect on our consolidated financial statements.

4.	ACQUISITIONS AND DISPOSITIONS

On March 17, 2006, RCN acquired the stock of Consolidated Edison Communications Holding Company, Inc. (“CEC”), the telecommunications subsidiary of Consolidated Edison, Inc. Total cash paid for the acquisition, including deal-related costs, was approximately $41.4 million. RCN retained independent appraisers to work with management to determine the fair value and working capital of the property, plant and equipment and intangible assets acquired as required under SFAS 141 “Business Combinations”. The following table summarizes the estimated fair value of assets acquired and liabilities assumed as of the CEC Closing Date:

(dollars in thousands)
Current assets	$7,244
Property and equipment	34,214
Other intangible assets	3,220
Other long-term assets	2,484
Total assets	47,162

Current liabilities	(4,374)
Long-term liabilities	(1,400)
Net assets acquired	$41,388

The $3.2 million of intangible assets consist of customer lists of $3.1 million and software of $0.1 million and have estimated useful lives of four and three years, respectively.

On March 13, 2007, we completed the sale of our San Francisco operations to Astound Broadband LLC, a subsidiary of Wave Broadband LLC ("Wave") for a purchase price of $45.0 million in cash, subject to adjustment for changes in working capital items, changes in the number of customers, and pre-closing capital expenditures. In addition, RCN’s management has decided to exit its operations in the Los Angeles, California market.

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” RCN has classified the results of operations of its California assets as “discontinued operations” in the consolidated statements of operations. In addition, the assets and liabilities of California are summarized and disclosed as current assets and current liabilities of discontinued operations in the consolidated balance sheets. The assets and liabilities of California are as follows:

	(dollars in thousands) December 31,
	2006	2005

Current assets	$4,568	3,971
Property, plant and equipment, net	33,506	33,494
Other intangible assets, net	$1,364	1,691
Other non current assets	135	118
Total assets	$39,573	39,274

Total current liabilities	$10,068	10,891

Included in income from discontinued operations are operating revenues from California of $31.3 million, $30.6 million, and $31.9 million for the years ended December 31, 2006, 2005, and 2004, respectively.

On March 23, 2006, RCN sold its 48.93% interest in Megacable, S.A. de C.V. (“Megacable”), a cable television and high-speed data services provider in certain portions of Mexico, and Megacable Communicaciones de Mexico S.A. (“MCM”), a provider of local voice and high-speed data services in Mexico City, to Teleholding, S.A. de C.V., a Mexican entity comprised of the majority shareholders of Megacable and MCM for net after tax proceeds of $300 million. As a result, the Company recorded a gain of $125.4 million in the first quarter of 2006. RCN used the proceeds to pay down debt as required under its various debt agreements.

On December 21, 2004, RCN increased its ownership from 50% to 100% in Starpower, a joint venture between a subsidiary of RCN and Pepco Communications, L.L.C. to sell video and telecommunications services to residential and commercial customers in Washington, D.C. and the surrounding areas in Maryland and Virginia. RCN purchased the additional 50% interest owned by Pepco for $29.0 million financed with borrowings under its credit facility. Starpower continues to lease certain portions of Pepco’s fiber system and Pepco provides construction and construction management services to Starpower. RCN believes that the terms and conditions of the services provided by Pepco to Starpower are consistent with those that could be obtained from other utilities.

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

RCN implemented “fresh start” accounting and reporting in accordance with SOP 90-7, upon its emergence from Chapter 11 on the Effective Date. “Fresh start” accounting required RCN to re-value its assets and liabilities based upon their estimated fair values. Adopting “fresh start” accounting resulted in material adjustments to the historical carrying amount of RCN’s assets and liabilities. Reorganization adjustments were recorded to the consolidated balance sheet to reflect the discharge of debt and other obligations and the adoption of “fresh start” reporting. RCN, with the help of its advisors, determined the reorganization value as defined in SOP 90-7. The value was based on a variety of estimates and assumptions which, though considered reasonable by management, may not be realized and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In applying “fresh start” reporting as of the Effective Date, the reorganization value of RCN was allocated to its assets in conformity with the procedures specified by SFAS No 141. The sum of the amounts assigned to assets and liabilities exceeded the reorganization value. This excess was allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the Successor’s long-lived assets.

In applying “fresh start” reporting, adjustments to reflect the fair value of assets and liabilities, on a net basis resulted in a gain of $173.2 million. The restructuring of our capital structure and resulting discharge of the senior lenders’ pre-petition debt, resulted in a gain of approximately $1.2 billion. In addition, we incurred a total of approximately $81.4 million in reorganization expenses in 2005 and 2004, primarily related to legal and professional services.

New debt, which was used to settle certain Predecessor liabilities, payoff existing Predecessor debt and increase available working capital, was treated as Predecessor debt since it primarily serviced Predecessor liabilities.

6.	INCOME (LOSS) PER SHARE

RCN adopted a new capital structure on the Effective Date upon the adoption of fresh start accounting. The Company issued 36,020,850 shares of common stock, par value $0.01 per share (“Common Stock”), of which 4,101,806 shares were placed in a reserve to settle disputed claims against RCN that were outstanding as of the date of emergence. Shares in the reserve are considered outstanding and are included in the computation of basic EPS. In 2005 and 2006, RCN distributed 3,303,868 shares and 172,839 shares of Common Stock, respectively, in settlement of filed claims. On October 11, 2006, the remaining shares totaling 625,099 were distributed from the bankruptcy reserve to RCN’s general unsecured creditors and former bondholders in satisfaction of all remaining claims related to RCN’s Chapter 11 bankruptcy.

Additionally, RCN was authorized by the Plan to issue warrants to the former stockholders of Old RCN to purchase an aggregate of 735,119 shares of RCN’s Common Stock. Each warrant allowed the holder to purchase one share of RCN’s Common Stock for a price of $34.16. During 2005 and 2006, a total of 184 such warrants were exercised. The warrants expired on December 21, 2006.

In accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”) the calculation of basic earnings per share (“EPS”) is computed by dividing the income available to Common Stockholders by the average weighted number of shares of common stock outstanding during the period.

The computation of weighted average shares outstanding for the dilutive EPS calculation includes the number of additional shares of Common Stock that would be outstanding if all dilutive potential Common Stock equivalents would have been issued. For the years ended December 31, 2006 and 2005, and for the period December 21 to December 31, 2004, all potential Common Stock equivalents would have been antidilutive, so the average weighted common shares for the basic EPS computation is equal to the weighted average common shares used for the diluted EPS computation for those periods as follows:

Weighted Average Basic and Diluted Shares Outstanding

Year ended December 31, 2006	36,756,494
Year ended December 31, 2005	36,040,165
Period of December 21 - 31, 2004	36,020,850

For the period January 1, 2004 to December 20, 2004 (Predecessor), 33,225,321 incremental shares related to the cumulative convertible preferred stock were dilutive and were therefore included in the diluted earnings per share calculation as follows:

Weighted average number of common shares outstanding (basic)	110,294,169
Incremental shares based on cumulative convertible preferred stock (Predecessor)	33,225,321
Weighted average number of common shares outstanding (diluted)	143,519,490

The following table shows the securities outstanding at December 31, 2006 and December 31, 2005 that could potentially dilute basic EPS in the future. The securities outstanding at December 31, 2006 and 2005 were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.

	2006	2005
Options	2,963,674	3,433,951
Warrants	-	188,027
Shares issuable upon conversion of convertible debt	4,968,204	4,968,204
Unvested restricted stock	655,103	730,086
Total	8,586,981	9,320,268

As discussed in Note 2, upon the Effective Date all of the Predecessor’s Common Stock and options outstanding prior to the Effective Date were cancelled and the Successor’s new Common Stock was issued. For the period January 1 to December 21, 2004, diluted income per share was computed based on net income after preferred stock dividend and accretion requirements divided by the weighted average number of shares of Common Stock and equivalents outstanding during the period after giving effect to convertible securities considered to be dilutive Common Stock equivalents.

7.	IMPAIRMENTS, EXIT COSTS AND RESTRUCTURING

The total impairments, exit costs and restructuring charges for the years ended December 31 are comprised of the following:

	(dollars in thousands)
	2006	2005	Predecessor 2004
Exit costs for excess facilities	$4,402	$8,743	$(14,518)
Reversal of deferred rent	-	(6,903)	-
Asset impairment	-	279	6,851
Severance and retention	2,300	3,011	-
Total	$6,702	$5,130	$(7,667)

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

During the year ended December 31, 2006, the company recorded exit costs of $4.4 million primarily due to vacating major facilities in Chicago, IL, Boston, MA and Manhattan, NY.

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

The following table presents the activity in these accounts for the years ended December 31, 2006, 2005 and 2004:

	(dollars in thousands)
	Lease Cost / Fair Value Reserve	Exit Costs

Balance, December 31, 2003	-	32,236
Additional accrued costs	11,798	2,826
Recoveries	-	(32,190)
Payments	-	(1,484)
Balance, December 31, 2004	11,798	1,388
Additional accrued costs	-	8,775
Amortization	(1,592)	(1,950)
Reversals/Settlements	(5,652)	455
Payments	-	(650)
Balance, December 31, 2005	4,554	8,018
Additional accrued costs	-	2,779
Acquisition of CEC	1,400	-
Amortization	(875)	(1,447)
Reversals/Settlements	(153)	-
Balance, December 31, 2006	4,926	9,350
Less current portion	863	1,898
Long-term portion December 31, 2006	$4,063	$7,452

The current portion of these liabilities is included in accrued exit costs on the balance sheet and the long-term portion is included in other long-term liabilities.

Restructuring

Activity related to restructuring actions for the years ended December 31, 2006 and 2005 is as follows:

(dollars in thousands)
Costs accrued	$3,011
Payments	(198)
Balance, December 31, 2005	$2,813
Costs accrued	2,107
Payments	(4,573)
Balance, December 31, 2006	$347

The expenses are recorded in the Impairments, exit costs and restructuring line of the statements of operations and Accrued restructuring is included in accrued expenses on the balance sheet.

In connection with the acquisition of CEC (as discussed in Note 4), it was determined that a lease for office space had unfavorable terms as compared to current market rates and accordingly, a fair value reserve totaling $1.4 million was recorded in the purchase price allocation. This liability will continue to be amortized as an offset to rent expense over the remaining term of the lease. The current portion of these liabilities is included in accrued exit costs on the balance sheet and the long-term portion is included in other long-term liabilities.

In 2005, RCN announced that it would close its former headquarters facility in Princeton, New Jersey in April 2006. In connection with RCN’s relocation of its headquarters to Herndon, VA, the Company incurred approximately $1.2 million and $1.9 million in 2006 and 2005, respectively, in retention, severance, relocation and other expenses. Approximately $2.7 million of these expenses were paid in 2006.

RCN also completed a reduction in force in December 2005 in conjunction with plans to reduce its operating expenses. The Company recognized $1.1 million of expense in the fourth quarter of 2005 in severance and benefits for approximately 100 terminated employees, most of which was paid during the first half of 2006. In July of 2006, the Company announced a further reduction in force relating to customer service technicians and certain senior executives as part of a plan to reduce operating expenses and recorded approximately $1.1 million in severance and benefits related to these employees.

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated carrying fair value of RCN’s financial instruments at December 31, 2006 is as follows:

	(dollars in thousands)

	Carrying Amount	Fair Value
Cash and cash equivalents	$66,342	$66,342
Short-term investments	58,173	58,173
Financial Liabilities:
Fixed rate long-term debt
Convertible Notes	125,000	131,123
Floating rate long-term debt:
First-Lien Term Loan	74,625	74,625
Unrecognized financial instruments
Letters of credit	43,310	43,310
Capital lease obligations	3,167	3,167

9.	PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consist of the following at December 31,:

	(dollars in thousands)

	2006	2005
Prepaid maintenance	$1,941	$1,778
Prepaid rent	1,439	1,406
Prepaid taxes	1,730	4,146
Prepaid insurance	751	1,766
Prepaid other	2,927	958
Other current assets	4,237	3,999
Total prepayments and other current assets	$13,025	$14,053

10.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31:

	(dollars in thousands)

	2006	2005
Telecommunications plant	$786,771	$683,686
Computer equipment	55,210	47,743
Buildings, leasehold improvements and land	45,835	41,117
Furniture, fixtures and vehicles	27,436	24,853
Construction materials	20,097	18,048
Construction in process	16,760	26,218
Other	524	524
Total property, plant and equipment	952,633	842,189
Less accumulated depreciation	(339,061)	(169,776)
Property, plant and equipment, net	$613,572	$672,413

Depreciation expense was $174.3 million and $165.9 million for the years ended December 31, 2006 and 2005, respectively. Depreciation expense for the period December 21, 2004 through December 31, 2004 and the period January 1, 2004 through December 20, 2004 was $4.5 million and $225.7 million, respectively. In connection with RCN’s relocation of its headquarters to Herndon, the Company adjusted the depreciable lives of leasehold improvements and other fixed-assets to reflect the expected closing date and as a result, recorded additional depreciation of $2.9 million in 2005.

11.	INVESTMENTS IN JOINT VENTURES

Starpower

On December 21, 2004, RCN acquired the 50% membership interest in Starpower that it did not already own from Pepco for $29.0 million in cash (see Note 4). Prior to the acquisition of the full interest, RCN accounted for its 50% interest in Starpower under the equity method, and carried an investment balance of $65.7 million on the Effective Date. Prior to acquiring the remaining interest, the Predecessor Company recorded its proportionate share of income (losses) in Starpower totaling $5.9 million for the period from January 1 to December 20, 2004.

In accordance with APB No. 18 “The Equity Method of Accounting for Investments in Common Stock”, RCN performed impairment tests on its investment in Starpower because of weaker than projected performance and decreased valuations in the overall telecommunication industry. As a result, the Predecessor Company recorded an impairment of $25.7 million as of December 20, 2004. The impairment charge was calculated based upon RCN’s comparison of the estimated fair value of its investment in Starpower to the carrying amount of the investment. The impairment on the Starpower investment is reflected as “impairment of unconsolidated entities”.

Megacable and MCM

On March 23, 2006, RCN sold its 48.93% interest in Megacable and MCM (see Note 4). Prior to the sale of its interest, RCN was unable to record any income on these investments in 2005 due to the continued lack of timely financial information from Megacable and MCM, and the unwillingness of Megacable management to cooperate with RCN in its attempts to confirm the reliability and US GAAP compliance of the limited financial information received by RCN. The Company was also unsuccessful in its attempts to assert its rights under the shareholder agreement to appoint representatives to the Megacable board of directors and management committees. Because of these factors, RCN determined that it did not exercise sufficient control over Megacable and MCM and therefore, in accordance with APB 18 and FASB Interpretation No. 35 “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock” (“FIN 35”), began accounting for these investments under the cost method of account rather than the equity method of accounting in the fourth quarter of 2005.

On the Effective date, the Company revalued its assets to their fair values in accordance with SOP 90-7, which led to a write-up of its investments in Megacable and MCM to $178.0 million. A gain of $25.6 million gain was recorded on the “Gain from fresh start adjustments” line in the statement of operations. RCN recorded its proportionate share of income under the equity method of $17.2 million from January 1 to December 20, 2004.

12.	INTANGIBLE ASSETS

Intangible assets with indefinite useful lives are tested for impairment annually during the fourth quarter, or more frequently if an event indicates that the asset might be impaired in accordance with SFAS 142. The Company used an income-based approach and discounted the cash flows attributable to the franchise right agreements to estimate their fair value. The impairment test completed in the fourth quarter of 2006 indicated the franchise rights agreements were not impaired. Intangible assets that have finite useful lives are amortized over their useful lives. Intangible assets consisted of the following at December 31:

		2006		2005
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	4 years	$66,221	$(32,246)	$61,752	$(16,340)

Trademarks/tradenames	5 years	13,753	(5,568)	13,753	(2,874)

Software	3 years	120	(154)	-	(63)

Sub-total		$80,094	$(37,968)	$75,505	$(19,277)

Franchises	Indefinite life	$56,138	$-	$60,225	$-

Total		$136,232	$(37,968)	$135,730	$(19,277)

Customer lists and Software increased due to the acquisition of CEC and other intangibles as discussed in Note 4. The reduction in Franchise agreements, between December 31, 2005 and 2006 is due to adjustments resulting from Fresh Start.

Pursuant to SOP 90-7, RCN recorded the estimated fair value of intangible assets totaling $142.4 million on the Effective Date. Prior to the Effective date, there were no intangible assets and therefore, no amortization expense related to intangibles. Amortization expense was $18.7 million and $19.1 million for the years ended December 31, 2006 and 2005, respectively and $0.6 million for the period December 21, 2004 through December 31, 2004.

Expected amortization expense of finite-lived intangible assets over each of the next five years is as follows:

Year ended December 31,	(dollars in thousands)

2007	$19,195
2008	18,751
2009	3,680
2010	500
2011	-

13.	DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets at December 31 consist of the following:

	(dollars in thousands)
	2006	2005
Debt issuance cost, net of accumulated amortization	$5,443	$14,813
Security deposits	1,817	1,965
Other long term assets	4,658	3,625

Total deferred charges and other assets	$11,918	$20,403

Debt issuance costs are capitalized and amortized to interest expense over the term of the underlying obligations using the straight-line method, which approximates the effective interest method. In connection with the repayment all of RCN’s then-outstanding senior indebtedness as well as the indebtedness outstanding under a then-outstanding third-lien term loan during 2006, the company wrote-off deferred financing costs of $12.8 million and incurred $1.6 million relating to the new First-Lien Credit Agreement.

14.	OTHER LONG-TERM LIABILITIES

Other Long-term Liabilities at December 31 consist of the following:

	(dollars in thousands)
	2006	2005
Deferred taxes	$23,812	$23,819
Lease cost/fair value reserve	4,063	3,768
Unearned revenue	3,886	4,842
Lease exit costs	7,941	6,963
Other deferred credits	1,800	136
Total other long-term liabilities	$41,502	$39,528

15.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt at December 31 consist of the following:

	(dollars in thousands)
	2006	2005

First-Lien Term Loan	$74,625	$324,479
Second-Lien Convertible Notes	125,000	125,000
Third-Lien Term Loan	-	39,155
Capital Leases	3,167	3,463

Total	202,792	492,097
Due within one year	871	3,648

Total Long-term Debt	$201,921	$488,449

At December 31, 2006, contractual annual maturities of long-term debt and capital lease obligations over the next five years are as follows:

Contractual Maturities	(dollars in thousands) Amount
For the year ending December 31,
2007	$871
2008	883
2009	897
2010	913
2011	930
Thereafter	198,298

Total	$202,792

The following is a description of our debt and the significant terms contained in the related agreements.

First-Lien Credit Agreement

On May 30, 2006, the Company entered into a new First-Lien Credit Agreement, with Deutsche Bank as Administrative Agent, and certain syndicated lenders party thereto (the “First-Lien Credit Agreement”). The First-Lien Credit Agreement provides for term loans to the Company in the aggregate principal amount of $75 million, and a revolving $55 million line of credit. The term loan bears interest at the Administrative Agent’s prime lending rate plus an applicable margin, or at the Eurodollar rate plus an applicable margin, based on the type of borrowing elected by RCN. The rate at December 31, 2006 was 7.25%. The proceeds of the First-Lien Credit Agreement were used to repay all of RCN’s then-outstanding senior indebtedness as well as the indebtedness outstanding under a then-outstanding third-lien term loan.

The $75 million of term loans mature in May 2013, provided that the maturity date shall be January 2012 if any obligations remain outstanding at that date under the Second-Lien Convertible Notes. In addition, the First-Lien Credit Agreement provides for the availability of a revolving line of credit in the aggregate amount of up to $55 million, a majority of which is currently utilized for outstanding letters of credit (see Note 20). The obligations of the Company under the First-Lien Credit Agreement are guaranteed by all of its operating subsidiaries and are secured by substantially all of the Company’s assets.

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

Second-Lien Convertible Notes

On the Effective Date, RCN issued $125.0 million aggregate principal amount of 7.375% Convertible Second-Lien Notes due 2012 (the “Notes”), which are convertible into shares of RCN common stock at a conversion price per share of $25.16, subject to certain adjustments. The Notes are governed by the Indenture between us and HSBC Bank USA, as Indenture Trustee, dated December 21, 2004, as amended (the “Second-Lien Indenture”).

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

The Company was in compliance with all covenants under the First-Lien Credit Agreement and Second-Lien Indenture as of December 31, 2006.

16.	REORGANIZATION EXPENSES

Reorganization costs represent amounts RCN incurred as a result of the Chapter 11 reorganization process. Reorganization income of $11.1 million in 2005 represents the settlement of bankruptcy claims for amounts less than what was estimated and accrued in deferred reorganization expense at December 31, 2004. In 2004, we incurred $92.6 million in reorganization expenses related to our bankruptcy filing and subsequent restructuring. These expenses included fees paid to attorneys, bankers, accountants and workout and other consultants. We also recorded retention expense to retain key employees through the bankruptcy process.

17.	STOCKHOLDERS’ EQUITY AND STOCK PLANS

RCN Common Stock

On December 21, 2004, RCN issued 36,020,850 shares of common stock, par value of $0.01 per share, of which 31,919,044 were distributed to certain of its former bondholders and other general unsecured creditors on the date of emergence, and 4,101,806 shares were placed in reserve to settle disputed claims against RCN that were outstanding as of the date of emergence. These reserve shares and related claim amounts were classified as committed stock on the balance sheet. As these shares were distributed, RCN reclassified the amount of the claims to additional paid-in capital. In 2005 and 2006, RCN distributed 3,303,868 shares and 172,839 shares of common stock, respectively, in settlement of filed claims. On October 11, 2006, the remaining shares totaling 625,099 were distributed from the bankruptcy reserve to RCN’s general unsecured creditors and former bondholders in satisfaction of all remaining claims related to RCN’s Chapter 11 bankruptcy.

 Additionally, RCN was authorized by the Plan to issue warrants to the former stockholders of Old RCN to purchase an aggregate of 735,119 shares of RCN’s common stock. Each warrant allowed the holder to purchase one share of RCN’s common stock for a price of $34.16. During 2005 and 2006, a total of 184 such warrants were exercised. The warrants expired on December 21, 2006.

As described more fully in Note 15, the Company has $125 million in Notes convertible into RCN common stock at a conversion price of $25.16 per share. As of December 31, 2006, the Notes were convertible into 4,968,204 shares of common stock.

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

On May 24, 2005, the Board of Directors approved the RCN Stock Compensation Plan (the “Stock Plan”), which was approved by the Company’s stockholders on July 19, 2005. The Stock Plan currently allows for the issuance of up to 4,836,619 shares of the Company’s stock in the form of stock options or restricted stock. The maximum term of stock options is ten years. As of December 31, 2006, there were 494,011 shares available for grant under the Stock Plan.

The following table summarizes the Company’s option activity during the year ended December 31, 2006 and 2005:

	Number of options	Weighted average exercise price per option	Weighted average fair value per option
Awards Outstanding, December 31, 2004	-	$-	$-
Granted	3,610,759	$21.53	$10.94
Exercised	(75,000)	$18.80	$9.46
Forfeitures	(101,808)	$19.77	$10.93
Awards Outstanding, December 31, 2005	3,433,951	$21.64	$10.97
Granted	674,900	$27.16	$10.00
Exercised	(461,413)	$19.78	$9.71
Forfeitures	(683,764)	$20.86	$10.92
Awards Outstanding, December 31, 2006	2,963,674	$23.37	$10.96

The following table summarizes the Company’s outstanding and exercisable stock options as of December 31, 2006:

	Options Outstanding			Options Exercisable
Exercise price of options	Number outstanding at 12/31/2006	Weighted average remaining contractual life (years)	Weighted average exercise price	As of 12/31/2006	Weighted average exercise price
$18.80	608,705	5.40	$18.80	76,310	$18.80
$20.97	1,080,576	5.40	$20.97	355,743	$20.97
$21.74	236,334	5.91	$21.74	77,988	$21.74
$25.30	80,000	6.24	$25.30	-	$25.30
$26.50	394,667	6.43	$26.50	21,126	$26.50
$30.10	146,150	6.93	$30.10	-	$30.10
$31.46	417,242	5.00	$31.46	139,082	$31.46
$18.80 - 31.46	2,963,674	5.62	$23.37	670,249	$23.16

The Company values its stock options using both the Black Scholes and Lattice Model valuation methods. Total compensation expense for these share-based payment arrangements, included in selling, general and administrative expense on the statement of operations was $12.4 million and $5.8 million for the years ended December 31, 2006 and 2005, respectively. Stock-based compensation expense was not recorded prior to the third quarter of 2005 because no grants had been issued prior to that date. Unamortized share-based compensation expense at December 31, 2006 totaled $18.2 million and will be amortized through the second quarter of 2009.

The fair value of the options granted in June and December of 2006 were established using the Lattice Model with the following assumptions, respectively: expected volatility of 46% and 47%; risk-free interest rates of 5.24% and 4.50%; dividend yield 0%, and expected term of seven years for both grants. In addition, in March 2006, the Company granted a senior executive options to purchase 80,000 shares of the Company’s stock. The fair value of this option grant was established using the Black Scholes valuation method. The grants vest in equal installments over three years. The options granted in June 2006 vest over three years beginning with the quarter end closest to the respective employees one year anniversary of their hire date.

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

The Company has valued the senior executive options granted in 2005 using the Black-Scholes method with the following assumptions:

	Chairman and President/CEO	Chairman and President/CEO	Other Senior Executives	Former Executive

Strike Price (1)	$20.97	$31.46	$20.97	$18.80

Stock price on date of grant (2)	$24.00	$24.00	$24.00	$24.00

Term	7 years	7 years	7 years	7 years

Vesting period	2.5 to 3 years	2.5 to 3 years	2.5 to 3 years	3 months

Options Granted	417,242	417,242	300,000	75,000

Expected life of options	4.08 years	5.06 years	4.5 years	1.67 years

Expected volatility	58.0%	58.0%	58.0%	55.0%

Risk-free rate	3.92%	3.95%	3.94%	3.77%

Dividend yield	-	-	-	-

Annual forfeiture rate	-	-	-	-

Fair value at date of grant	$12.57	$11.22	$13.08	$9.46

(1)	Set by RCN Board of Directors on May 24, 2005 at the market closing price of $18.80, subject to stockholder approval of the Stock Plan.
(2)	As of July 19, 2005, the date of stockholder approval of the Stock Plan.

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

Restricted Stock

During 2006, non-employee directors were issued an aggregate grant of 50,000 shares of restricted stock that will vest in equal installments over three years in January 2007, 2008, and 2009. In addition, during the second quarter certain senior executives were granted 20,000 shares of restricted stock, which will vest in equal installments in March 2007, 2008, and 2009. During the fourth quarter of 2006, certain employees were granted 98,379 shares of restricted stock, which will vest in equal installments in December 2007, 2008, and 2009.

In 2005, non-employee directors were issued an initial aggregate grant of 150,000 shares of restricted stock, which will vest in equal installments in January 2006, 2007, and 2008. In addition certain senior executives were granted 580,086 shares of restricted stock, 50% of which will vest in equal installments over three years and the remaining 50% will vest over a three-year period subject to meeting the same internal goals established for the option grants. The Company has achieved these goals based on the Company’s performance for the years ended December 31, 2005 and 2006. For the year ended December 31, 2006 and 2005, the Company recorded expense of $5.8 million, and $4.0 million, respectively, for the amortization of restricted stock grants, included in selling, general and administrative expense on the statement of operations. As of December 31, 2006, unamortized expense totaled $11.0 million and will be amortized through the fourth quarter of 2009.

All of the awards granted during the period are classified as equity awards. Total compensation expense for share-based payment arrangements recognized for the year ended December 31, 2006 and 2005 was $18.2 million and $8.9 million, respectively. As of December 31, 2006 there is $29.5 million of fair value related to outstanding options and restricted stock awards to be recognized in the years ended December 31, 2007, 2008 and 2009. The Company expects to recognize approximately $20.8 million, $6.9 million and $1.7 million in compensation expense based on outstanding grants under the Stock Plan in the years ended December 31, 2007, 2008 and 2009, respectively related to its Stock Plan.

Predecessor

Non-Cash Stock-Based Compensation

Total non-cash stock-based compensation for the period January 1, 2004 through December 20, 2004 was $4.4 million. Pursuant to the Plan, on the Effective Date, all of the existing securities of Old RCN, including the existing common stock, preferred stock, stock options, and warrants, were extinguished and deemed cancelled. RCN filed an amended and restated certificate of incorporation authorizing new shares of common stock (see Note 6).

18.	INCOME TAXES

The provision/(benefit) for income taxes on income from continuing operations for the year ended December 31 consists of the following:

	(dollars in thousands)
	2006	2005
Current:
Federal	$-	$-
State	-	(30)
Foreign	7,467	-
	7,467	(30)
Deferred:
Federal	(1,267)	-
State	1,412	809
	145	809
Total	$7,612	$779

Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes. Temporary differences that give rise to a significant portion of deferred tax assets and liabilities at December 31are as follows:

	(dollars in thousands)
	2006	2005
Net operating loss carryforwards	$429,338	$350,500
Capital loss carryforward	7,166	-
Employee benefit plan	3,075	5,452
Reserve for bad debt	1,767	1,553
Stock based compensation	5,776	3,105
Investment in unconsolidated entity	-	43,507
Unearned revenue	1,597	1,955
Deferred rent	4,965	3,397
Reserve for obsolete inventory	409	10,818
Accruals for non-recurring charges and contract settlements	4,270	4,554
Property, plant, and equipment	60,767	85,992
Other, net	4,753	3,342
Total deferred tax assets	523,883	514,175

Intangibles	(26,956)	(32,068)
Total deferred tax liabilities	(26,956)	(32,068)

Net deferred tax assets	496,927	482,107

Valuation allowance	(520,739)	(505,926)

Net deferred tax liabilities	$(23,812)	$(23,819)

The provision/(benefit) for income taxes on continuing operations is different from the amounts computed by applying the U.S. statutory federal tax rate of 35% are as follows:

	Year ended December 31,
	2006	2005

Net loss before cumulative effect of a change in accounting principle	$(11,856)	$(138,712)
Cumulative effect of on prior years of retroactive application of a change in accounting for legal fees, net of tax	-	2,600
Total provision for income taxes	7,612	779
Loss before provision for income taxes	$(4,244)	$(135,333)

Federal income benefit at statutory rate	$(1,485)	$(47,366)
State income taxes, net of federal income tax provision	918	507
Valuation allowance	2,642	47,230
Nondeductible expenses	359	13
Reversal of stock-based compensation	324	395
Foreign income tax, net of federal income tax provision	4,854	-
Total provision for income taxes	$7,612	$779

During 2006, RCN generated federal net operating losses (“NOLs”) of approximately $205.6 million resulting in a deferred tax asset of approximately $72.0 million and capital losses of approximately $18.3 million from the sale of its interest in Megacable, S.A. de C.V. and Megacable Communicationes de Mexico, S.A. resulting in a deferred tax asset of approximately $7.2 million. In the year ended December 31, 2005, RCN generated federal net operating losses of approximately $304.9 million resulting in a deferred tax asset of approximately $106.7 million. As of December 31, 2006, RCN had federal net operating loss carryforwards of approximately $1.1 billion. The federal net operating losses will expire between 2022 and 2026. Use of the net operating losses generated prior to the emergence from bankruptcy are limited under the ownership change rules in the U.S. Internal Revenue Code. These limitations have been applied in determining the federal net operating loss and the related expiration periods detailed above. The utilization of the expected tax benefit from property and equipment depreciation could also be impacted by the ownership change rules of the U.S. Internal Revenue Code.

The net change in the valuation allowance for deferred tax assets during 2006 was an increase of $14.8 million and during 2005 was an increase of $20.9 million. The valuation allowance is primarily related to deferred tax assets due to the uncertainty of realizing the full benefit of the net operating loss (“NOL”) carryforwards. In evaluating the amount of the valuation allowance needed, RCN considers the prior operating results and future plans and expectations. The utilization period of the NOL carryforwards and the turnaround period of other temporary differences are also considered. The determination of the required valuation allowance against net deferred tax assets was made without taking into account the deferred tax liabilities created from the book and tax differences on indefinite lived assets.

RCN's reorganization has resulted in a significantly modified capital structure as a result of applying "fresh start" accounting in accordance with SOP 90-7 on the Effective Date. "Fresh start" accounting has important consequences on the accounting for realization of valuation allowances, related to net deferred tax assets that existed as of the Effective Date and that arose in pre-emergence periods. Specifically, "fresh start" accounting requires the reversal of such allowances to be recorded as a reduction of reorganization value in excess of amounts allocable to identifiable assets until exhausted and thereafter, as additional paid-in capital.

The Company’s 2006 current income tax provision of $7.4 million was entirely attributable to foreign taxes on the sale of the Company’s Megacable and MCM interests. The 2006 deferred provisions were attributable to changes in the deferred tax liability created from the book and tax differences on indefinite lived intangibles. The Company’s 2005 income tax provision of $0.8 million was attributable to the benefit on current earnings, offset by realized pre-emergence deferred tax assets.

19.	EMPLOYEE BENEFIT PLANS

RCN has a 401(k) savings plan that covers substantially all of its employees. Participants in the savings plan may elect to contribute, on a pretax basis, a certain percentage of their salary to the plan. The Company matches a certain percentage of each participant's contributions as per the provisions of the plan. The expense under the plan related to RCN’s matching contribution was $2.4 million and $2.2 million, $0, and $2.3 million for the years ended December 31, 2006 and 2005, respectively, and $2.3 million for the period from January 1 to December 20, 2004. There was no expense recorded for the period from December 21 to December 31, 2004. A 401(k) plan from the acquisition of Starpower was merged with the RCN plan on April 1, 2005.

20.	COMMITMENTS AND CONTINGENCIES

Total rental expense (net of sublease income), primarily for facilities, was $19.1 million and $17.7 million for the years ended December 31, 2006 and 2005, respectively, $0.6 million for the period from December 21 to December 31, 2004, and $23.0 million for the period from January 1 to December 20, 2004. The increase in total expense from 2005 to 2006 is due primarily to the acquisition of CEC in March 2006. At December 31, 2006, approximate future minimum rental payments under non-cancelable leases, excluding annual pole rental commitments of approximately $7.8 million that are expected to continue indefinitely, are as follows:

(dollars in thousands)
Year	Aggregate Amounts

2007	$19,448
2008	18,968
2009	16,986
2010	14,377
2011	11,452
Thereafter	29,706

RCN had outstanding letters of credit in an aggregate face amount of $43.3 million at December 31, 2006 of which $0.4 million were collateralized with restricted cash.

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

On March 14, 2007, RCN reached a tentative settlement of the Class Action Complaint.  The terms of the agreement are not yet final and are subject to judicial and other related approvals, however RCN anticipates that the entire amount of the settlement will be paid by its insurance carrier under the terms of its applicable insurance policies and therefore, will not have a material impact on RCN's financial condition, results of operations or liquidity.

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

In the event the City of Chicago was ultimately to prevail on its complaint, RCN-Chicago would need to pay a 5% franchise fee on its cable modem revenues. Going forward, RCN-Chicago would likely pass through the additional fees to its cable modem Internet service customers, which would raise their rates as compared to the high-speed Internet services provided by ILECs and therefore could have an adverse effect on RCN-Chicago’s ability to compete with such providers. In the event that these fees are assessed retroactively, RCN-Chicago would likely not be able to recover these costs from its customers. Since any adverse result will affect all of RCN-Chicago’s cable competitors in the Chicago market, such a ruling would likely not have a disproportionate effect on RCN’s ability to compete with other cable operators in the Chicago market. RCN cannot predict the outcome of such legal and regulatory proceedings.

RCN is party to various other legal proceedings that arise in the normal course of business. In the opinion of management, none of these proceedings, individually or in the aggregate, are likely to have a material adverse effect on the financial position or results of operations or liquidity of RCN.

21.	RELATED PARTY TRANSACTIONS

As described more fully in Note 4, on December 21, 2004 RCN increased its ownership from 50% to 100% in Starpower, a joint venture between a subsidiary of RCN and Pepco Communications, L.L.C. RCN and Starpower were party to several agreements under which RCN provided certain support services to Starpower. These services included accounting and technical services, customer service and administrative support. RCN charged these services to Starpower at cost. The amount of such services provided by RCN to Starpower for the period from January 1 to December 20, 2004 was $11.7 million. RCN also sold long distance telecommunications services to Starpower for resale to Starpower’s customers at cost. Revenue and cost of revenue recorded for these sales were $0.7 million and $1.0 million for the period from January 1 to December 20, 2004. Starpower paid Pepco $1.4 million for the period January 1 to December 31, 2004 for right-of-way access to its broadband network. Starpower also purchased equipment and utility services from Pepco. These purchases were $2.4 million for the period of January 1 to December 20, 2004. Starpower continues to lease certain portions of Pepco’s fiber system and Pepco provides construction and construction management services to Starpower. RCN believes that the terms and conditions of the services provided by Pepco to Starpower are consistent with those that could be obtained from other utilities.

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

In August, 2004, Mr. Aquino, through his company PDA Group, LLC (“PDA”), was retained by RCN to perform consulting services relating to RCN’s market and network operations, customer care and execution of sales and marketing strategies. In December 2004, RCN appointed Mr. Aquino chief executive officer, effectively ending his role as consultant, and he became an employee of RCN. As an operations consultant under PDA Group, LLC, Mr. Aquino was paid $0.2 million from August to December of 2004.

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

22.	SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 2006, RCN distributed 172,839 shares of committed capital in settlement of claims totaling approximately $5.6 million and distributed the remaining 625,099 shares as the final distribution of this reserve.

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

During the period from January 1 to December 20, 2004 (Predecessor), RCN entered into capital lease obligations totaling $1.4 million. There were no capital leases entered into in the years ended December 31, 2006 and 2005 or during the period from January 1 to December 20, 2004.

Preferred stock dividends in the form of additional shares of redeemable preferred stock totaled $51.0 million for the period from January 1 to December 20, 2004 (Predecessor).

Non-cash accretion of preferred stock was $1.9 million for the period from January 1 to December 20, 2004 (Predecessor).

23.	SELECTED FINANCIAL DATA

RCN CORPORATION
SELECTED QUARTERLY FINANCIAL DATA
Dollars in thousands, except per share amounts
For the Years Ended December 31, 2006 and 2005

	2006
	1st Quarter(2)	2nd Quarter (2)	3rd Quarter	4th Quarter	Total

Revenues	$135,823	$149,352	$149,688	$150,613	$585,476
Operating loss	(30,114)	(19,066)	(19,980)	(22,871)	(92,031)

Net income loss) from continuing operations	60,942	(26,259)	(22,972)	(26,031)	(14,320)
Net income from discontinued operations	19	952	141	1,352	2,464
Net income (loss)	60,961	(25,307)	(22,831)	(24,679)	(11,856)

Basic:
Net income (loss) from continuing operations per share (1)	$1.68	$(0.72)	$(0.63)	$(0.71)	$(0.39)
Net income from discontinued operations per share	-	0.03	-	0.04	0.07
Net income (loss) per share (1)	$1.68	$(0.69)	$(0.63)	$(0.67)	$(0.32)

Diluted:
Net income (loss) from continuing operations per share (1)	$1.52	$(0.72)	$(0.63)	$(0.71)	$(0.39)
Net income from discontinued operations per share	-	0.03	-	0.04	0.07
Net income (loss) per share (1)	$1.52	$(0.69)	$(0.63)	$(0.67)	$(0.32)

	2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Revenues	$133,362	$133,760	$131,223	$132,067	$530,412
Operating loss	(25,036)	(24,062)	(33,288)	(34,086)	(116,472)

Net loss from continuing operations	(31,912)	(31,638)	(41,635)	(33,546)	(138,731)
Net income (loss) from discontinued operations	(94)	292	(462)	283	19
Cumulative effect on prior years of retroactive application of a change in accounting for legal fees, net of tax	2,600	-	-	-	2,600
Net loss	(29,406)	(31,346)	(42,097)	(33,263)	(136,112)

Basic:
Net loss from continuing operations per share	$(0.89)	$(0.88)	$(1.16)	$(0.93)	$(3.85)
Net income (loss) from discontinued operations per share (1)	-	0.01	(0.01)	0.01	-
Cumulative effect of accounting per share	0.07	-	-	-	0.07
Net loss per share	$(0.82)	$(0.87)	$(1.17)	$(0.92)	$(3.78)

Diluted:
Net loss from continuing operations per share	$(0.89)	$(0.88)	$(1.16)	$(0.93)	$(3.85)
Net income (loss) from discontinued operations per share (1)	-	0.01	(0.01)	0.01	-
Cumulative effect of accounting per share	(0.07)	-	-	-	0.07
Net loss per share	$(0.82)	$(0.87)	$(1.17)	$(0.92)	$(3.78)

(1)
As a result of rounding, the total of the four quarters’ earnings per share does not equal the earnings per share for the year. In addition, in the first quarter of 2006, the diluted earnings per share calculation includes the interest expense on the convertible notes of approximately $2.3 million.

(2)	Certain amounts differ from amounts previously reported on Form 10-Q due to the reclassification of discontinued operations.

24.	GUARANTOR SUBSIDIARIES FINANCIAL STATEMENTS

The First-Lien Credit Facility and the Convertible Notes are issued by RCN Corporation and are unconditionally guaranteed, jointly and severally, by all of RCN Corporation’s subsidiaries. The following tables set forth the consolidating financial statements of RCN Corporation (“Non-guarantor”) and its guarantor subsidiaries as of and for the years ending December 31, 2006, 2005, and 2004:

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the year ended December 31, 2006
(Dollars in thousands)

	Non Guarantor Financials	Guarantor Financials	Eliminations	Consolidated

Revenues	$-	$585,476	$-	$585,476

Costs and expenses:
Direct expenses	-	196,918	-	196,918
Selling, general and administrative	19,540	261,383	-	280,923
Impairments, exit costs and restructurings	-	6,702	-	6,702
Depreciation and amortization	-	192,964	-	192,964

Operating loss	(19,540)	(72,491)	-	(92,031)

Investment income	-	5,983	-	5,983
Interest expense	(24,196)	(463)	-	(24,659)
Gain on sale of investment in unconsolidated entity	-	125,370	-	125,370
Loss on sale of assets	-	(2,119)	-	(2,119)
Loss on early extinguishment of debt	(19,287)	-	-	(19,287)
Other income, net	-	35	-	35

(Loss) income before income taxes, equity in consolidated entities and discontinued operations	(63,023)	56,315	-	(6,708)
Income tax expense	-	7,612	-	7,612

(Loss) income from continuing operations before equity in consolidated entities	(63,023)	48,703	-	(14,320)
Equity in consolidated entities	51,167	-	(51,167)	-

(Income) loss from continuing operations	(11,856)	48,703	(51,167)	(14,320)

Income from discontinued operations, net of tax	-	2,464	-	2,464

Net (loss) income	$(11,856)	$51,167	$(51,167)	$(11,856)

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2006
(Dollars in thousands)

	NonGuarantor Financials	Guarantor Financials	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$-	$66,342	$-	$66,342
Short-term investments	-	58,173	-	58,173
Accounts receivable from related parties	221,937	624,890	(846,827)	-
Accounts receivable, net of allowance	-	58,483	-	58,483
Prepayments and other current assets	7	13,018	-	13,025
Assets of discontinued operations	-	39,573	-	39,573

Total current assets	221,944	860,479	(846,827)	235,596

Property, plant and equipment, net	-	613,572	-	613,572
Investments in consolidated entities	1,172,597	-	(1,172,597)	-
Intangible assets, net	-	98,264	-	98,264
Long-term restricted investments	-	16,031	-	16,031
Deferred charges and other assets	5,443	6,475	-	11,918

Total assets	$1,399,984	$1,594,821	$(2,019,424)	$975,381

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2006
(Dollars in thousands)
(continued)

	NonGuarantor Financials	Guarantor Financials	Eliminations	Consolidated

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt and capital lease obligations	$750	$121	$-	$871
Accounts payable	407	22,682	-	23,089
Accounts payable related parties	624,890	221,937	(846,827)	-
Advance billings and customer deposits	-	38,783	-	38,783
Accrued exit costs	-	2,761	-	2,761
Accrued employee compensation and related expenses	-	18,108	-	18,108
Accrued expenses and other	5,126	63,216	-	68,342
Current liabilities of discontinued operations	-	10,068	-	10,068

Total current liabilities	631,173	377,676	(846,827)	162,022

Long term debt and capital lease obligations	198,875	3,046	-	201,921
Other long-term liabilities	-	41,502	-	41,502

Total liabilities	830,048	422,224	(846,827)	405,445

Stockholders' equity:
Common stock	374	-	-	374
Additional paid-in-capital	722,589	1,163,843	(1,163,843)	722,589
Treasury stock	(1,388)	-	-	(1,388)
Accumulated deficit	(151,656)	8,754	(8,754)	(151,656)
Accumulated other comprehensive income	17	-	-	17
Total stockholders' equity (deficit)	569,936	1,172,597	(1,172,597)	569,936
Total liabilities and stockholders' equity	$1,399,984	$1,594,821	$(2,019,424)	$975,381

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the year ended December 31, 2006
(Dollars in thousands)

	NonGuarantor Financials	Guarantor Financials	Eliminations	Consolidated

Cash flows from operating activities
Net (loss) income	$(11,856)	$51,167	$(51,167)	$(11,856)
Income from discontinued operations	-	(2,464)	-	(2,464)
Net (loss) income from continuing operations	(11,856)	48,703	(51,167)	(14,320)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Write-off of deferred financing cost	19,287	-	-	19,287
Accretion of discounted debt	1,663	-	-	1,663
Amortization of financing costs	1,304	-	-	1,304
Non-cash stock based compensation expense	-	18,162	-	18,162
Gain on sale of investment in unconsolidated entity	-	(125,370)	-	(125,370)
Loss on sale of assets	-	2,119	-	2,119
Depreciation and amortization	-	192,964	-	192,964
Deferred income tax, net	-	145	-	145
Provision for doubtful accounts	-	11,039	-	11,039
Equity in (loss) income of consolidated entities	(51,167)	-	51,167	-
Payment of deferred reorganization costs	-	-	-	-
Impairments, exit costs and restructurings	-	4,402	-	4,402
	(40,769)	152,164	-	111,395

Net change in certain assets, net of business acquisitions
Accounts receivable and unbilled revenues	-	(15,642)	-	(15,642)
Accounts payable	-	1,437	-	1,437
Accrued expenses	-	(8,721)	-	(8,721)
Accounts receivable for related parties	320,773	(320,773)	-	-
Unearned revenue, advanced billing and customer deposits	-	4,512	-	4,512
Other assets and liabilities	-	(1,464)	-	(1,464)
Net cash provided by continuing operations	280,004	(188,487)	-	91,517

Cash provided by discontinued operations	-	3,498	-	3,498
Net cash provided by (used in) operating activities	280,004	(184,989)	-	95,015

Cash flows from investing activities:
Additions to property, plant and equipment	-	(86,195)	-	(86,195)
Investment in acquisition	-	(40,854)	-	(40,854)
(Increase) decrease in short-term investments	13,828	-	-	13,828
Proceeds from sale of assets	-	999	-	999
Proceeds from sale of investment in unconsolidated entity	-	307,467	-	307,467
Decrease in investments restricted for debt service	1,537	-	-	1,537
Net cash provided by continuing operations	15,365	181,417	-	196,782

Cash used in discontinued operations	-	(2,156)	-	(2,156)

Net cash provided by investing activities	15,365	179,261	-	194,626

Cash flows from financing activities:
Repayment of long-term debt	(372,160)	-	-	(372,160)
Payment of debt issuance costs	(4,412)	-	-	(4,412)
Debt proceeds	75,000	-	-	75,000
Repayment of capital lease obligations	-	(372)	-	(372)
Purchase of treasury stock	(1,388)	-	-	(1,388)
Proceeds from exercise of options	9,127	-	-	9,127
Net cash used in financing activities	(293,833)	(372)	-	(294,205)

Net increase (decrease) in cash and cash equivalents	1,536	(6,100)	-	(4,564)
Cash and cash equivalents at beginning of year	45,861	25,045	-	70,906

Cash and cash equivalents at end of year	$47,397	$18,945	$-	$66,342

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the year ended December 31, 2005
(Dollars in thousands)

	NonGuarantor Financials	Guarantor Financials	Eliminations	Consolidated

Revenues	$-	$530,412	$-	$530,412

Costs and expenses:
Direct expenses	-	187,497	-	187,497
Selling, general and administrative	10,393	259,296	-	269,689
Impairments, exit costs and restructurings	-	5,130	-	5,130
Depreciation and amortization	-	184,568	-	184,568

Operating loss	(10,393)	(106,079)	-	(116,472)
Investment income	15	5,633	-	5,648
Interest expense	(41,827)	(506)	-	(42,333)
Gain on sale of assets	-	2,536	-	2,536
Other (expense) income, net	(264)	1,820	-	1,556

Loss from continuing operations before reorganization items and income taxes	(52,469)	(96,596)	-	(149,065)
Reorganization (expense) income, net	11,113	-	-	11,113
Income tax expense (benefit)	13,961	(13,182)	-	779

Loss from continuing operations before equity in unconsolidated entities	(55,317)	(83,414)	-	(138,731)
Equity in loss of consolidated entities	(80,795)	-	80,795	-

Net loss from continuing operations	(136,112)	(83,414)	80,795	(138,731)
Income from discontinued operations, net of tax	-	19	-	19

Net loss	(136,112)	(83,395)	80,795	(138,712)
Cumulative effect of change in accounting	-	2,600	-	2,600

Net loss to common stockholders	$(136,112)	$(80,795)	$80,795	$(136,112)

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2005
(Dollars in thousands)

	NonGuarantor Financials	Guarantor Financials	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$-	$70,906	$-	$70,906
Short-term investments	-	72,111	-	72,111
Accounts receivable from related parties	215,036	261,917	(476,953)	-
Accounts receivable, net of reserve	-	45,863	-	45,863
Prepayments and other current assets	-	14,053	-	14,053
Assets of discontinued operations	-	39,274	-	39,274

Total current assets	215,036	504,124	(476,953)	242,207

Property, plant and equipment, net	-	672,413	-	672,413
Investments in joint ventures and equity securities	-	184,896	-	184,896
Investments in consolidated entities	1,089,334	-	(1,089,334)	-
Intangible assets, net of accumulated	-	116,453	-	116,453
Long-term restricted investments	-	17,568	-	17,568
Deferred charges and other assets	14,814	5,589	-	20,403

Total assets	$1,319,184	$1,501,043	$(1,566,287)	$1,253,940

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2005
(Dollars in thousands)
(continued)

	NonGuarantor Financials	Guarantor Financials	Eliminations	Consolidated

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt	$3,278	$370	$-	$3,648
Accounts payable	711	22,680	-	23,391
Accounts payable related parties	261,917	215,036	(476,953)	-
Advance billings and customer deposits	-	34,271	-	34,271
Accrued exit costs	-	3,106	-	3,106
Accrued expenses	5,020	82,734	-	87,754
Current liabilities of discontinued operations	-	10,891	-	10,891

Total current liabilities	270,926	369,088	(476,953)	163,061

Long term debt	485,356	3,093	-	488,449
Other deferred credits	-	39,528	-	39,528

Total liabilities	756,282	411,709	(476,953)	691,038

Stockholders' equity:
Common stock	360	-	-	360
Committed common stock	8	-	-	8
Committed capital in excess of par	25,549	-	-	25,549
Additional paid-in-capital	669,762	1,163,843	(1,163,843)	669,762
Accumulated deficit	(139,800)	(81,532)	81,532	(139,800)
Accumulated other comprehensive income	7,023	7,023	(7,023)	7,023
Total stockholders' equity (deficit)	562,902	1,089,334	(1,089,334)	562,902
Total liabilities and stockholders' equity	$1,319,184	$1,501,043	$(1,566,287)	$1,253,940

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the year ended December 31, 2005
(Dollars in thousands)

	NonGuarantor Financials	Guarantor Financials	Eliminations	Consolidated

Cash flows from operating activities
Net (loss) income	$(136,112)	$(80,795)	$80,795	$(136,112)
Income from discontinued operations	-	(19)	-	(19)
Cumulative effect of change in accounting	-	(2,600)	-	(2,600)
Net loss from continuing operations	(136,112)	(83,414)	80,795	(138,731)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Accretion of discounted debt	4,680	-	-	4,680
Amortization of financing costs	2,333	-	-	2,333
Non-cash stock based compensation expense	8,913	-	-	8,913
Gain on sale of assets	-	(2,536)	-	(2,536)
Depreciation and amortization	-	184,568	-	184,568
Provision for doubtful accounts	-	9,088	-	9,088
Equity in income (loss) of consolidated entities	80,795	-	(80,795)	-
Impairments, exit costs and restructurings	-	8,264	-	8,264
	(39,391)	115,970	-	76,579

Net change in certain assets, net of business acquisitions
Accounts receivable and unbilled revenues	-	(5,445)	-	(5,445)
Accounts payable	-	(4,732)	-	(4,732)
Accrued expenses	-	11,254	-	11,254
Accounts receivable for related parties	103,968	(103,968)	-	-
Unearned revenue, advanced billing and customer deposits	-	(825)	-	(825)
Payment of deferred reorganization costs	(21,644)	-	-	(21,644)
Other assets and liabilities	-	7,924	-	7,924
Net cash provided by continuing operations	42,933	20,178	-	63,111

Cash used in discontinued operations	-	(2,685)	-	(2,685)
Net cash provided by operating activities	42,933	17,493	-	60,426

Cash flows from investing activities:
Additions to property, plant and equipment	-	(85,028)	-	(85,028)
Increase in short-term investments	-	(21,559)	-	(21,559)
Investment in acquisition	(2,244)	-	-	(2,244)
Proceeds from sale of assets	-	6,259	-	6,259
Decrease in investments restricted for debt service	9,020	-	-	9,020
Net cash provided by (used in) continuing operations	6,776	(100,328)	-	(93,552)

Cash used in discontinued operations	-	(4,322)	-	(4,322)

Net cash provided by (used in) investing activities	6,776	(104,650)	-	(97,874)

Cash flows from financing activities:
Repayment of long-term debt	(6,037)	-	-	(6,037)
Repayment of capital lease obligations	-	(558)	-	(558)
Proceeds from exercise of options	1,410	-	-	1,410
Net cash used in financing activities	(4,627)	(558)	-	(5,185)

Net increase (decrease) in cash and cash equivalents	45,082	(87,715)	-	(42,633)
Cash and cash equivalents at beginning of year	779	112,760	-	113,539

Cash and cash equivalents at end of year	$45,861	$25,045	$-	$70,906

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the period December 21, 2004 through December 31, 2004
(Dollars in Thousands)

	Successor

	NonGuarantor Financials	Guarantor Financials	Eliminations	Consolidated

Revenues	$-	$15,501	-	$15,501

Costs and expenses:
Direct expenses	-	5,611	-	5,611
Selling, general and administrative	-	7,349	-	7,349
Depreciation and amortization	-	5,080	-	5,080

Operating loss	-	(2,539)	-	(2,539)
Interest expense	(888)	-	-	(888)

Loss from continuing operations before equity in unconsolidated entities	(888)	(2,539)	-	(3,427)
Equity in (loss) income of consolidated entities	(2,800)	-	2,800	-

Net loss from continuing operations	(3,688)	(2,539)	2,800	(3,427)
Loss from discontinued operations, net of tax	-	(261)	-	(261)

Net loss	$(3,688)	$(2,800)	2,800	$(3,688)

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the period January 1, 2004 through December 20, 2004
(Dollars in Thousands)

	Predecessor

	NonGuarantor Financials	Guarantor Financials	Eliminations	Consolidated

Revenues	$-	$442,514	$-	$442,514

Costs and expenses:
Direct expenses	-	163,256	-	163,256
Selling, general and administrative	6,484	218,109	-	224,593
Impairments (recoveries), exit costs and restructurings	-	(7,667)	-	(7,667)
Depreciation and amortization	-	225,786	-	225,786

Operating loss	(6,484)	(156,970)	-	(163,454)
Investment income	6	2,936	-	2,942
Interest expense	(96,688)	(14)	-	(96,702)
Gain on sale of assets	-	1,875	-	1,875
Other expense, net	(105)	(190)	-	(295)

Loss from continuing operations before reorganization items and income taxes	(103,271)	(152,363)	-	(255,634)
Reorganization items, net	(84,882)	(7,672)	-	(92,554)
Gain on liabilities subject to compromise and restructuring	1,189,304	(23,277)	-	1,166,027
Gain from fresh start adjustments	-	173,178	-	173,178
Income tax benefit	(114)	-	-	(114)

Loss from continuing operations before equity in unconsolidated entities	1,001,265	(10,134)	-	991,131
Equity in income of unconsolidated entities	-	11,267	-	11,267
Equity in income (loss) of consolidated entities	87,170	-	(87,170)	-
Impairment of unconsolidated entities	(25,689)	-	-	(25,689)

Net loss from continuing operations	1,062,746	1,133	(87,170)	976,709
Loss from discontinued operations	-	(2,543)	-	(2,543)
Gain on sale of discontinued operations, net of tax	-	88,580	-	88,580

Net income (loss)	1,062,746	87,170	(87,170)	1,062,746
Preferred dividend and accretion requirements	52,902	-	-	52,902

Net loss to common stockholders	1,009,844	87,170	(87,170)	1,009,844

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the period December 21, 2004 through December 31, 2004
(Dollars in Thousands)

	Successor

	NonGuarantor Financials	Guarantor Financials	Eliminations	Consolidated

Cash flows from operating activities
Net (loss) income	$(3,688)	$(2,800)	$2,800	$(3,688)
Loss from discontinued operations	-	$261	$-	$261
Net (loss) income from continuing operations	(3,688)	(2,539)	2,800	(3,427)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	-	5,035	-	5,035
Provision for losses on accounts receivable	-	342	-	342
Equity in income (loss) of consolidated entities	2,800	-	(2,800)	-
	(888)	2,838	-	1,950

Accounts receivable and unbilled revenues	-	(914)	-	(914)
Accounts payable	-	(20,594)	-	(20,594)
Accrued expenses	-	5,581	-	5,581
Accounts receivable from related parties	-	15,469	-	15,469
Accounts payable to related parties	-	(15,469)	-	(15,469)
Guarantor/nonguarantor intercompany	(187)	187	-	-
Other	1,075	-	-	1,075

Net cash used in continuing operations	-	(12,641)	-	(12,641)

Cash used in discontinued operations	-	(78)	-	(78)

Net cash used in operating activities	-	(12,719)	-	(12,719)

Cash flows from investing activities:
Acquisition of Starpower, net of cash acquired	-	(14,933)	-	(14,933)
Decrease in investments restricted for debt service	-	4,634	-	4,634
Net cash used in investing activities	-	(10,299)	-	(10,299)

Net decrease in cash and cash equivalents	-	(23,018)	-	(23,018)
Cash and cash equivalents at beginning of period	779	135,778	-	136,557

Cash and cash equivalents at end of period	$779	$112,760	$-	$113,539

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the period January 1, 2004 through December 20, 2004
(Dollars in Thousands)

	Revised Predecessor

	NonGuarantor Financials	Guarantor Financials	Eliminations	Consolidated

Cash flows from operating activities
Net income (loss)	$1,062,746	$87,170	$(87,170)	$1,062,746
Income from discontinued operations	-	2,543	-	2,543
Gain on sale of discontinued operation	-	(88,580)	-	(88,580)
Net income (loss) from continuing operations	1,062,746	1,133	(87,170)	976,709
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Accretion of discounted debt	4,541	-	-	4,541
Amortization of financing costs	9,511	-	-	9,511
Non-cash stock based compensation expense	4,316	98	-	4,414
Gain on sale of assets	-	(1,875)	-	(1,875)
Debt Issuance costs	18,076	-	-	18,076
Gain on settlement of lease obligation	(14,525)	-	-	(14,525)
Noncash fresh start adjustments	(173,178)	-	-	(173,178)
Gain on settlement of liabilities subject to compromise	(1,166,027)	-	-	(1,166,027)
Depreciation and amortization	-	225,831	-	225,831
Deferred income taxes, net	-	(934)	-	(934)
Provision for losses on accounts receivable	-	8,617	-	8,617
Equity in loss of consolidated entities	(87,170)	-	87,170	-
Equity in loss of unconsolidated entities	-	(11,267)	-	(11,267)
Impairment in unconsolidated entity	25,689	-	-	25,689
Impairments, exit costs and restructurings	-	6,851	-	6,851
	(316,021)	228,454	-	(87,567)

Accounts receivable and unbilled revenues	-	(10,700)	-	(10,700)
Accounts payable	-	29,513	-	29,513
Accrued expenses	-	36,945	-	36,945
Accounts receivable from related parties	-	3,378	-	3,378
Accounts payable to related parties	-	1,803	-	1,803
Unearned revenue, advanced billings	-	1,310	-	1,310
Othe assets and liabilities	(12,207)	-	-	(12,207)

Net cash (used in) provided by continuing operations	(328,228)	290,703	-	(37,525)

Cash provided by discontinued operations	3,391	-	-	3,391
Net cash (used in) provided by operating activities	(324,837)	290,703	-	(34,134)

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the period January 1, 2004 through December 20, 2004
(Dollars in Thousands)
(continued)

	Revised Predecessor

	NonGuarantor Financials	Guarantor Financials	Eliminations	Consolidated

Cash flows from investing activities:
Additions to property, plant and equipment	$-	$(50,771)	$-	$(50,771)
Increase in short-term investments	-	(50,425)	-	(50,425)
Proceeds from sale of assets	-	391	-	391
Decrease in restricted investments	-	203,160	-	203,160
Decrease in investments restricted for debt service	-	1,077	-	1,077
Net cash provided by continuing operations	-	103,432	-	103,432

Proceeds from sale of discontinued operations	-	118,061	-	118,061
Cash used in discontinued operations	-	(1,523)	-	(1,523)
Net cash provided by investing activities	-	219,970	-	219,970

Cash flows from financing activities:
Repayment of long-term debt	(407,582)	-	-	(407,582)
Change in term loans	(111,377)	-	-	(111,377)
Payments of capital lease obligations	-	(3,715)	-	(3,715)
Proceeds from the issuance of long-term debt	455,000	-	-	455,000
Net cash used in financing activities	(63,959)	(3,715)	-	(67,674)

Net increase in cash and cash equivalents	33	118,129	-	118,162
Cash and cash equivalents at beginning of period	746	17,649	-	18,395

Cash and cash equivalents at end of period	$779	$135,778	$-	$136,557

RCN CORPORATION
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(DOLLARS IN THOUSANDS)

		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expense	Charged to Other Accounts (2)	Accounts Written Off (1)	Balance at End of Period

Allowance for Doubtful Accounts—
Deducted from Accounts Receivable in the Consolidated
Balance Sheets
2006 Successor	$3,535	$11,039	$1,126	$11,495	$4,205
2005 Successor	$4,448	$9,088	$-	$10,001	$3,535
2004 Successor, December 21, 2004 - December 31, 2004	$3,514	$314	$620	$-	$4,448
2004 Predecessor, January 1, 2004 - December 20, 2004	$5,799	$8,001	$2,354	$12,640	$3,514

(1) - Consists of write-offs, net of recoveries and collection fees in each year.
(2) - Includes additions for acquisitions and also reclassifications.

Exhibits

23.2	Consent of Friedman LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
___________________

*
This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.