Form 10-Q
period 2007-03-31
RCN CORP /DE/
filed 2007-05-10
CIK 1041858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒   No  ☐

The number of shares of the Registrant’s common stock, par value of $0.01 per share, outstanding at May 3, 2007 was 37,722,738.

RCN CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2007	2006

Revenues	$153,337	$135,823
Costs and expenses:
Direct expenses	53,081	47,450
Selling, general and administrative (including stock-based compensation of $5,255 and $5,159)	69,395	67,922
Impairments, exit costs and restructuring	4,293	1,223
Depreciation and amortization	47,074	49,342

Operating loss	(20,506)	(30,114)

Investment income	1,894	1,757
Interest expense	(4,199)	(11,105)
Gain on sale of investment in unconsolidated entity	-	125,377
Loss on early extinguishment of debt	-	(16,068)
Other expense, net	(139)	(1,438)

(Loss) income from continuing operations before income taxes	(22,950)	68,409
Income tax (benefit) expense	(511)	7,467

Net (loss) income from continuing operations	(22,439)	60,942
Income from discontinued operations, net of tax	2,047	19
Gain on sale of discontinued operations, net of tax	15,744	-

Net (loss) income	$(4,648)	$60,961

Net (loss) income per share
Basic:
Net (loss) income from continuing operations	$(0.62)	$1.68
Net income from discontinued operations	0.06	-
Gain on sale of discontinued operations	0.43	-
Basic (loss) earnings per share	$(0.13)	$1.68

Diluted:
Net (loss) income from continuing operations	$(0.62)	$1.52
Net income from discontinued operations	0.06	-
Gain on sale of discontinued operations	0.43	-
Diluted (loss) earnings per share	$(0.13)	$1.52

Weighted average shares outstanding:

Basic	36,441,877	36,214,073

Diluted	36,441,877	41,602,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS

Current Assets:
Cash and cash equivalents	$72,053	$66,342
Short-term investments	89,191	58,173
Accounts receivable, net of allowance for doubtful accounts of $3,900 and $4,205	54,037	58,483
Prepayments and other current assets	16,727	13,025
Assets of discontinued operations	5,484	39,573
Total current assets	237,492	235,596

Property, plant and equipment, net of accumulated depreciation of $378,478 and $339,061	592,184	613,572
Intangible assets, net of accumulated amortization of $42,768 and $37,968	95,715	98,264
Long-term restricted investments	14,811	16,031
Deferred charges and other assets	12,715	11,918
Total assets	$952,917	$975,381

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt and capital lease obligations	$874	$871
Accounts payable	21,314	23,089
Advance billings and customer deposits	39,434	38,783
Accrued expenses and other	60,195	68,342
Accrued employee compensation and related expenses	13,879	18,108
Accrued exit costs	3,125	2,761
Current liabilities of discontinued operations	1,769	10,068
Total current liabilities	140,590	162,022

Long-term debt and capital lease obligations, net of current maturities	201,702	201,921
Other long-term liabilities	42,150	41,502
Total liabilities	384,442	405,445

Commitments and contingencies

Stockholders' Equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 37,694,764 and 37,455,912 shares issued and outstanding	377	374
Additional paid-in-capital	728,231	722,589
Treasury stock, 141,724 and 56,758 shares at cost	(3,837)	(1,388)
Accumulated deficit	(156,304)	(151,656)
Accumulated other comprehensive income	8	17
Total stockholders' equity	568,475	569,936

Total liabilities and stockholders' equity	$952,917	$975,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the three months ended March 31,
	2007	2006

Cash flows from operating activities:
Net (loss) income	$(4,648)	$60,961
Income from discontinued operations, net of tax	(2,047)	(19)
Gain on sale of discontinued operations, net of tax	(15,744)	-
Net (loss) income from continuing operations	(22,439)	60,942

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Loss on early extinguishment of debt	-	16,068
Deferred income taxes, net	(511)	-
Accretion of discounted debt	-	1,224
Amortization of deferred financing costs	235	577
Non-cash stock-based compensation	5,255	5,159
Loss on sale of assets	139	1,489
Gain on sale of investment in unconsolidated entity	-	(125,376)
Depreciation and amortization	47,074	49,342
Provision for doubtful accounts	2,403	3,094
Non-cash impairments, exit costs and restructuring	2,362	1,225
	34,518	13,744
Net change in certain assets and liabilities, net of businesses acquired:
Accounts receivable and unbilled revenues	2,068	(1,322)
Accounts payable	(2,549)	(1,467)
Accrued expenses	(12,376)	(14,050)
Unearned revenue, advanced billing and customer deposits	651	1,479
Other assets and liabilities	(5,592)	(1,805)
	(17,798)	(17,165)

Net cash provided by (used in) continuing operations	16,720	(3,421)

Net cash provided by discontinued operations	786	886

Net cash provided by (used in) operating activities	17,506	(2,535)

Cash flows from investing activities:
Additions to property, plant and equipment	(21,053)	(15,223)
Investment in acquisitions and intangibles, net of cash acquired	(2,250)	(37,487)
(Increase) decrease in short-term investments	(31,027)	6,486
Proceeds from the sale of discontinued operations and other assets	43,840	84
Proceeds from sale of investment in unconsolidated entity	-	307,467
Decrease in investments restricted for debt service	1,220	555

Net cash (used in) provided by continuing operations	(9,270)	261,882

Net cash used in discontinued operations	(243)	(332)
Net cash (used in) provided by investing activities	(9,513)	261,550

Cash flows from financing activities:
Payments of long-term debt, including debt premium	(188)	(295,984)
Purchase of treasury stock	(2,449)	(947)
Payments of capital lease obligations	(27)	(277)
Proceeds from the exercise of stock options	382	-
Net cash used in financing activities	(2,282)	(297,208)

Net increase (decrease) in cash and cash equivalents	5,711	(38,193)
Cash and cash equivalents at beginning of the period	66,342	70,906

Cash and cash equivalents at end of the period	$72,053	$32,713

Supplemental disclosures of cash flow information
Cash paid during the periods for:

Interest, net of capitalized interest of $0	$6,100	$12,190

Income tax (benefit) expense	$(511)	$7,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

1.	ORGANIZATION AND BASIS OF PRESENTATION

RCN is a facilities-based, competitive provider of video, high-speed data and voice services. We provide these services over our own fiber-optic local network to approximately 407,000 residential and small business customers in Boston, New York, eastern Pennsylvania, Washington, D.C., and Chicago. We are one of the largest competitive providers of telecommunications services to residential customers in each of our geographic markets. Our residential network passes approximately 1.3 million homes. Of our 407,000 subscribers, approximately 67% subscribe to two or more of our services, referred to as “bundles”, with the remainder subscribing to only one service. RCN Business Solutions also provides bulk video, high capacity data and voice services in the same markets discussed above to Fortune 1000 and medium-sized business customers.

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

In the opinion of RCN’s management, the unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 15, 2007.

During the quarter, the Company completed the sale of its San Francisco, California properties to Astound Broadband LLC, a subsidiary of Wave Broadband LLC ("Wave”) for cash consideration of approximately $45 million. The Company recorded an after-tax gain on this transaction of $15.7 million. The Company has also decided to exit the Los Angeles, California market during 2007. Accordingly, the accompanying Condensed Consolidated Statements of Operations and Cash Flows for all periods presented include the results for these two markets as “discontinued operations”. At March 31, 2007, there are no net assets related to the San Francisco operations in the Condensed Consolidated Balance Sheets. The assets and liabilities related to the Los Angeles market are classified as assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets.

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

Revisions and Reclassifications

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

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 will permit entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for us beginning January 1, 2008. The Company does not expect the adoption of this pronouncement to have a material impact on our financial position or results of operations.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. Effective January 1, 2007, we adopted the provisions of FIN 48. See Note 10 for further detail regarding the adoption of this interpretation.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)”(“EITF 06-3”). EITF 06-3 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-3 were effective for RCN as of January 1, 2007. The Company presents these taxes on a gross basis.

2.	ACQUISITIONS AND DISPOSITIONS

On March 13, 2007, RCN completed the sale of its San Francisco operations to Astound Broadband LLC, a subsidiary of Wave Broadband LLC ("Wave") for a purchase price of $45 million in cash, subject to adjustment for changes in working capital items, changes in the number of customers, and pre-closing capital expenditures. The Company recorded an after-tax gain on this transaction of $15.7 million. In addition, RCN’s management has decided to exit its operations in the Los Angeles, California market.

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” RCN has classified the results of operations from these two markets as “discontinued operations” in the Condensed Consolidated Statements of Operations and Cash Flows. At March 31, 2007, there are no net assets related to the San Francisco operations in the Condensed Consolidated Balance Sheets. The assets and liabilities related to the Los Angeles market are classified as current assets and current liabilities of discontinued operations on the Condensed Consolidated Balance Sheets. The assets and liabilities of Los Angeles, California are as follows:

(dollars in thousands)	March 31, 2007

Current assets	$976
Property, plant and equipment, net	4,508
Total assets	$5,484

Total current liabilities	$1,769

Included in income from discontinued operations are operating revenues from California of $6.6 million and $7.9 million for the three months ended March 31, 2007 and 2006, respectively.

On March 23, 2006, RCN sold its 48.93% interest in Megacable, S.A. de C.V. (“Megacable”), a cable television and high-speed data services provider in certain portions of Mexico, and Megacable Comunicaciones de Mexico S.A. (“MCM”), a provider of local voice and high-speed data services in Mexico City, to Teleholding, S.A. de C.V., a Mexican entity comprised of the majority shareholders of Megacable and MCM for net after tax proceeds of $300 million. As a result, the Company recorded a gain of $125.4 million in the first quarter of 2006.

On March 17, 2006, RCN acquired the stock of Consolidated Edison Communications Holding Company, Inc. (“CEC”), the telecommunications subsidiary of Consolidated Edison, Inc. CEC is a competitive local exchange carrier offering a comprehensive suite of broadband-based communications products and services to commercial customers in the greater New York metropolitan area. RCN retained independent appraisers to work with management to determine the fair value and working capital of the property, plant and equipment and intangible assets acquired as required under SFAS No. 141 “Business Combinations”. Total cash paid for the acquisition, including deal-related costs, was approximately $41.5 million.

3.	COMPREHENSIVE INCOME (LOSS)

RCN primarily has three primary components of comprehensive income (loss); net income (loss), cumulative translation adjustments (in 2006 only) and unrealized appreciation (depreciation) on investments. The following table reflects the components of comprehensive income (loss).

	For the three months ended March 31,
	2007	2006

Net (loss) income	$(4,648)	$60,961
Reversal of accumulated translation gains upon sale of investment in unconsolidated subsidiary	-	(6,896)
Unrealized depreciation on investments	(9)	(50)
Comprehensive (loss) income	$(4,657)	$54,015

The Company’s investments in Megacable and MCM (see Note 2) were designated in Mexican Pesos and accordingly, the Company’s investments were translated into US dollars at the exchange rate in effect on the last day of each reporting period. Any corresponding foreign currency translation gains or losses were then recorded on the balance sheet as a component of accumulated other comprehensive income. Upon the sale of the Company’s interests in Megacable and MCM in March 2006, all accumulated foreign currency translation gains were reversed against other comprehensive income.

4.	INCOME (LOSS) PER SHARE

Basic earnings per common share (“Basic EPS”) is computed by dividing income from continuing operations for common stockholders by the weighted-average number of common shares outstanding during the period.

Diluted earnings per common share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.

The following table shows the securities outstanding at March 31, 2007 that could potentially dilute Basic EPS in the future:

Outstanding at
March 31, 2007
Options	3,853,699
Shares issuable upon conversion of convertible debt	4,968,204
Unvested restricted stock	642,454
Total	9,464,357

For the three months ended March 31, 2007, all potential common stock equivalents would have been anti-dilutive, so the average weighted common stock for the Basic EPS computation is equal to the weighted average common stock for the Diluted EPS computation for those periods. The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for the three months ended March 31, 2006.

(dollars in thousands)	Three months ended March 31, 2006
Net income from continuing operations	$60,942
Income from discontinued operations, net of tax	19
Net income	$60,961

Interest expense on Convertible Notes	2,319

Net income assuming conversion of Convertible Notes	$63,280

Weighted average shares outstanding:
Basic	36,214,073

Incremental shares based on conversion of Convertible Notes	4,968,204
Incremental shares due to unvested restricted stock grants	123,112
Incremental shares due to outstanding in-the-money option grants	296,899

Diluted	41,602,288

5.	IMPAIRMENTS, EXIT COSTS AND RESTRUCTURING

The total impairments, exit costs and restructuring charges for the three months ended March 31, 2007 and March 31, 2006 are comprised of the following:

	Three months ended March 31,
	2007	2006
Exit costs for excess facilities	$4,225	$549
Severance and retention	68	674
Total	$4,293	$1,223

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

During the three months ended March 31, 2007, the Company recorded exit costs of $4.3 million primarily due to the early termination of a lease in Princeton, New Jersey and a revision to the amount of estimated cash flows from a leased property in Philadelphia, Pennsylvania.

The following table presents the activity in these accounts for the three months ended March 31, 2007:

	(dollars in thousands)
	Lease Cost / Fair Value Reserve	Exit Costs

Balance, December 31, 2006	$4,926	$9,350
Additional accrued costs	-	3,040
Amortization	(222)	(577)
Reversals/Settlements	-	(823)
Balance, March 31, 2007	4,704	10,990
Less current portion	849	2,276
Long-term portion March 31, 2007	$3,855	$8,714

The current portion of these liabilities is included in accrued exit costs on the balance sheet and the long-term portion is included in other long-term liabilities.

Restructuring

The accrued restructuring costs totaling $0.3 million as of December 31, 2006 primarily relate to severance costs from RCN closing its former headquarters facility in Princeton, New Jersey and the relocation of its headquarters to Herndon, Virginia. During the first quarter of 2007, there were $0.1 million of additions to restructuring costs offset by $0.2 million in payments, resulting in a balance at March 31, 2007 of $0.2 million. The Company expects to pay the remaining balance by the end of the second quarter of 2007.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at March 31, 2007 and December 31, 2006:

	(dollars in thousands)
	March 31, 2007	December 31, 2006
Telecommunications plant	$809,056	$786,771
Computer equipment	59,757	55,210
Buildings, leasehold improvements and land	44,422	45,835
Furniture, fixtures and vehicles	28,349	27,960
Construction materials	16,366	20,097
Construction in process	12,712	16,760
Total property, plant and equipment	970,662	952,633
Less accumulated depreciation	(378,478)	(339,061)
Property, plant and equipment, net	$592,184	$613,572

Depreciation expense was $42.3 million and $44.8 million for the three months ended March 31, 2007 and 2006, respectively. In the first quarter of 2006, the Company recorded an incremental $2.8 million of depreciation expense due to the acceleration of remaining lives of leasehold improvements and other fixed assets in the former headquarters, which the Company exited in April of 2006. Offsetting depreciation expense from fixed asset additions in 2006 and 2007 and assets acquired from CEC was a reduction in depreciation expense as a result of assets that became fully depreciated.

7.	INTANGIBLE ASSETS

Intangible assets with indefinite useful lives are tested for impairment annually during the fourth quarter, or more frequently if an event indicates that the asset might be impaired in accordance with SFAS No. 142. The Company uses an income-based approach and discounted the cash flows attributable to the franchise right agreements to estimate their fair value. The impairment test completed in the fourth quarter of 2006 indicated the franchise rights agreements were not impaired. Intangible assets that have finite useful lives are amortized over their useful lives. Intangible assets consisted of the following at March 31, 2007 and December 31, 2006:

		March 31, 2007		December 31, 2006
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	4 - 8 years	$68,472	$(36,347)	$66,221	$(32,246)
Trademarks/tradenames	5 years	13,573	(6,242)	13,753	(5,568)
Software	3 years	300	(179)	120	(154)
Subtotal		$82,345	$(42,768)	$80,094	$(37,968)
Franchises	Indefinite life	56,138	-	56,138	-

Total		$138,483	$(42,768)	$136,232	$(37,968)

The increase in customer relationships relates to rights obtained by RCN to provide services to customers in multiple dwelling units on an exclusive or preferred basis for a specified period of time.  Amortization expense was $4.8 million and $4.5 million for the three months ended March 31, 2007 and 2006, respectively. Expected amortization expense of finite-lived intangible assets over each of the next five years is as follows:

Year ending March 31,	(dollars in thousands)

2007	$15,281
2008	18,972
2009	3,347
2010	781
2011	281
Thereafter	915

8.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt at March 31, 2007 and December 31, 2006 consists of the following:

	(dollars in thousands)
	March 31, 2007	December 31, 2006

First-Lien Term Loan	$74,438	$74,625
Second-Lien Convertible Notes	125,000	125,000
Capital Leases	3,138	3,167
Total	202,576	202,792
Due within one year	874	871

Total Long-Term Debt	$201,702	$201,921

The First-Lien Credit Agreement provides for term loans to the Company in the aggregate principal amount of $75 million, and a revolving $55 million line of credit, a majority of which is currently utilized for outstanding letters of credit (see Note 11). The term loan bears interest at the Administrative Agent’s prime lending rate plus an applicable margin, or at the Eurodollar rate plus an applicable margin, based on the type of borrowing elected by RCN. The rate at March 31, 2007 was 7.19%. The Convertible Second-Lien Notes bear interest at 7.375% and are convertible into shares of RCN common stock at a conversion price per share of $25.16, subject to certain adjustments.

On April 27, 2007, the Company launched a tender offer to purchase any and all of the Convertible Second Lien Notes. The Company is also in the process of securing a new term loan and revolving credit facility with Deutsche Bank Trust Company Americas in order to refinance the existing First-Lien Credit Agreement and fund the purchase price for the Notes tendered and accepted in the tender offer. See Note 12 “Subsequent Events” for a complete discussion of the tender and new financing.

At March 31, 2007, contractual annual maturities of long-term debt and capital lease obligations over the next five years are as follows:

(dollars in thousands)
Contractual Maturities	Amount
For the year ending March 31,
2008	$874
2009	887
2010	901
2011	917
2012	934
Thereafter	198,063

Total	$202,576

The Company was in compliance with all covenants under the First-Lien Credit Agreement and Second-Lien Indenture as of March 31, 2007.

9.	STOCKHOLDERS’ EQUITY AND STOCK- BASED COMPENSATION

RCN Common Stock

As described more fully in Note 8, the Company has $125 million in Notes convertible into RCN common stock at a conversion price of $25.16 per share. As of March 31, 2007, the Notes were convertible into 4,968,204 shares of common stock.

RCN Stock-Based Compensation

Stock Options

In accordance with SFAS No. 123R, “Share-Based Payments”, the Company is required to recognize compensation expense for share-based compensation issued to or purchased by employees, net of estimated forfeitures, using a fair value method. When estimating forfeitures, the Company considers voluntary termination behavior as well as actual option forfeitures. Any adjustments to the forfeiture rate result in a cumulative adjustment in compensation cost in the period the estimate is revised. RCN had followed the recognition provisions of SFAS No. 123 since January 1, 2000. Effective with the adoption of the RCN Stock Compensation Plan (“Stock Plan”) in the third quarter of 2005, the Company adopted the provisions of SFAS No. 123R.

On May 24, 2005, the Board of Directors approved the RCN Stock Plan, which was approved by the Company’s stockholders on July 19, 2005. The Stock Plan currently allows for the issuance of up to 4,836,619 shares of the Company’s stock in the form of stock options or restricted stock. The maximum term of stock options is ten years. As of March 31, 2007, there were 427,655 shares available for grant under the Stock Plan.

The following table summarizes the Company’s option activity during the three months ended March 31, 2007:

	Number of options	Weighted average exercise price per option	Weighted average fair value per option
Awards Outstanding, December 31, 2006	2,963,674	$23.37	$10.96
Granted	-	-	-
Exercised	(18,852)	20.27	10.10
Forfeitures	(149,988)	23.09	10.64
Awards Outstanding, March 31, 2007	2,794,834	$23.40	$10.97

The following table summarizes the Company’s outstanding and exercisable stock options as of March 31, 2007:

	Options Outstanding			Options Exercisable
Exercise price of options	Number outstanding at 3/31/2007	Weighted average remaining contractual life (years)	Weighted average exercise price	As of 3/31/2007	Weighted average exercise price
$18.80	579,425	5.15	$18.80	64,830	$18.80
$20.97	1,011,351	5.15	$20.97	517,268	$20.97
$21.74	218,166	5.67	$21.74	77,156	$21.74
$25.30	80,000	5.99	$25.30	26,666	$25.30
$26.50	360,650	6.19	$26.50	90,982	$26.50
$30.10	128,000	6.68	$30.10	-	$30.10
$31.46	417,242	4.76	$31.46	278,164	$31.46
$18.80 - $31.46	2,794,834	5.36	$23.40	1,055,066	$24.24

The Company values its stock options using both the Black Scholes and Lattice Model valuation methods. Total compensation expense for these share-based payment arrangements, included in selling, general and administrative expense on the Condensed Consolidated Statement of Operations was $2.8 million and $3.5 million for the three months ended March 31, 2007 and 2006, respectively. Unamortized share-based compensation expense at March 31, 2007 totaled $14.2 million and will be amortized through the fourth quarter of 2009.

Restricted Stock

In February 2007, the Company granted 200,000 shares of restricted stock to certain executives, 50% of which will vest in equal installments over three years and the remaining 50% will vest over a three-year period subject to meeting internal goals established for the option grants. In addition, during March 2007, the chairman of the Company was granted 20,000 shares of restricted stock, which will vest in equal installments in March 2007, 2008 and 2009.

For the three months ended March 31, 2007 and 2006, the Company recorded expense of $2.4 million, and $1.7 million, respectively, for the amortization of restricted stock grants, included in selling, general and administrative expense on the Condensed Consolidated Statements of Operations. As of March 31, 2007, unamortized expense totaled $14.7 million and will be amortized through the first quarter of 2010.

All of the awards granted during the period are classified as equity awards. Total compensation expense for share-based payment arrangements recognized for the three months ended March 31, 2007 and 2006 was $5.3 million and $5.2 million, respectively. As of March 31, 2007 there is $28.9 million of fair value related to outstanding options and restricted stock awards to be recognized in the years ended December 31, 2007, 2008, 2009 and 2010. The Company expects to recognize approximately $16.6 million for the remainder of calendar year 2007 as well as $8.5 million, $3.5 million and $0.3 million in compensation expense based on outstanding grants under the Stock Plan in the years ended December 31, 2008, 2009 and 2010, respectively.

10.	INCOME TAXES

For the three months ended March 31, 2007, the Company’s provision for income taxes was a benefit of $0.5 million, all of which is attributable to changes in the deferred tax liability provided for the Company’s indefinite-lived intangibles. For the three months ended March 31, 2006, the Company’s provision for income taxes was $7.4 million, all of which was attributable to foreign taxes on the sale of the Company’s Megacable and MCM interests. The gain on the sale of discontinued operations included a tax benefit of $0.2 million, all of which was related to the removal of a deferred tax liability provided for the Company's San Francisco indefinite-lived intangibles.

The Company’s domestic effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, foreign taxes, state income taxes and changes in the valuation allowance for deferred income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The reversal of the valuation allowance that existed at the fresh start date, which would have benefited earnings under SFAS No. 109, “Accounting for Income Taxes” is instead recorded as a reduction of intangibles. Once intangibles are reduced to zero, any remaining realization of pre-fresh start net deferred tax assets will be recorded as an increase to additional paid-in-capital. This treatment does not result in any change in liabilities to taxing authorities or in cash flows.

The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material effect on the Company's consolidated financial position or results of operation.

11.	COMMITMENTS AND CONTINGENCIES

Total rental expense (net of sublease income), primarily for facilities, was $3.9 million and $4.2 million for the three months ended March 31, 2007 and 2006, respectively.

RCN had outstanding letters of credit in an aggregate face amount of $42.6 million at March 31, 2007.

Litigation

In September 2004, as part of RCN’s Chapter 11 bankruptcy proceedings, certain participants and beneficiaries of the former RCN Savings and Stock Ownership Plan (the “Savings Plan”) asserted claims against the Company and its current and former directors, officers, employee administrators, and managers for alleged violations of the Employee Retirement Income Security Act of 1974 (as amended, “ERISA”). The plaintiffs generally alleged that the defendants breached their fiduciary duties by failing to properly manage and monitor the Savings Plan in light of the drop in the trading price of our then-outstanding common stock, which comprised a portion of the aggregate contributions made to the Savings Plan.

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

On March 14, 2007, the Company reached a tentative settlement of the Class Action Complaint. The terms of the agreement are not yet final and are subject to judicial and other related approvals, however we anticipate that the entire amount of the settlement will be paid by our insurance carrier under the terms of our applicable insurance policies and therefore, will not have a material impact on our financial condition, results of operations or liquidity.

RCN is party to various other legal proceedings that arise in the normal course of business. In the opinion of management, none of these proceedings, individually or in the aggregate, are likely to have a material adverse effect on the financial position or results of operations or liquidity of RCN.

12.	SUBSEQUENT EVENTS

Financing

On April 27, 2007, the Company commenced a tender offer and consent solicitation to purchase any and all of the outstanding $125,000,000 principal amount of its Second Lien Notes. Under the terms of the tender offer and consent solicitation, holders whose Second-Lien Notes are properly tendered and accepted in the tender offer will receive, for each $1,000 of principal amount of notes so tendered, (i) $1,133 in cash, (ii) an additional amount in cash equal to the accrued unpaid interest on the notes up to, but excluding, the date on which the notes are purchased, and (iii) 42.63 warrants to purchase shares of the Company’s common stock, with an exercise price equal to $25.16 (subject to adjustment). The tender offer will expire on May 25, 2007, unless extended or earlier terminated.

In connection with the tender offer, the company is soliciting the consent of the holders of the Second-Lien Notes to eliminate substantially all of the restrictive covenants and events of default in the Second-Lien Indenture and to release all of the collateral securing the Second-Lien Notes, which requires the consent of the holders of the Second-Lien Notes representing at least a majority of the aggregate principal amount of the notes then outstanding (excluding notes held by RCN or its affiliates) to terminate or amend several security documents related to the Second-Lien Indenture. Both the tender offer and the Company’s obligation to purchase and pay for any tendered Second-Lien Notes are conditioned upon the receipt of various lender consents, obtaining sufficient financing to complete the repurchase, and satisfaction of the other conditions specified in the publicly-filed tender offer documents.

This transaction represents an important step in the Company’s previously announced initiative to pursue a potential return of capital to shareholders in the range of $350 million to $400 million. To effect this return of capital, the Company has negotiated a new $595 million first-lien credit facility, consisting of a $520 million term loan and a $75 million revolving line of credit. The proceeds of the proposed new facility, combined with cash on hand, would be used to fund the repayment of the Company’s existing first-lien credit facility, the cash portion of the second-lien tender offer, as well as the potential return of capital. The Company expects to close and fund the proposed new facility upon successful completion of the second-lien tender offer and consent solicitation process.

The Company plans to provide additional details regarding the form, size, and timing of the potential return of capital, following successful completion of the Second Lien Notes tender offer and consent solicitation process. The Company continues to consider various means to return capital to its stockholders, and while no final determinations have been made, based on the analysis performed to date, the Company currently believes that a dividend would be the most tax-efficient means by which to return capital to stockholders.

Assuming full participation in the tender offer, the Company anticipates recording a loss on early extinguishment of debt of approximately $60 million in the second quarter of 2007.

Legal Matters

On November 8, 2006, the United States Court of Appeals for the Second Circuit awarded RCN approximately $5.1 million in damages plus prejudgment interest as a result of a lawsuit brought by RCN in 2002 against 202 Centre Street Realty LLC. In April 2007, the case was settled for $4.6 million. While RCN anticipates that it will receive the full amount of the settlement, there can be no guarantee that the settlement will be fully paid.

Other

In April 2007, the Company notified approximately 300 customer service employees that their positions would be eliminated in the second and third quarters of 2007 as a result of the Company’s decision to outsource certain customer care functions. The decision to outsource to third party providers is part of the Company’s continuing efforts to improve the quality and efficiency of its customer care operations as well as reduce overall costs.

13.	GUARANTOR SUBSIDIARIES FINANCIAL STATEMENTS

The First-Lien Credit Facility and the Convertible Notes are issued by RCN Corporation and are unconditionally guaranteed, jointly and severally, by all of RCN Corporation’s subsidiaries. The following tables set forth the consolidating financial statements of RCN Corporation (“Non-guarantor”) and its guarantor subsidiaries as of March 31, 2007 and December 31, 2006, and the three months ended March 31, 2007 and 2006:

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2007
(Dollars in thousands)
(Unaudited)

	NonGuarantor Financials	Guarantor Financials	Eliminations	Consolidated

Revenues	$-	$153,337	$-	$153,337

Costs and expenses:
Direct expenses	-	53,081	-	53,081
Selling, general and administrative	5,271	64,124	-	69,395
Impairments, exit costs and restructurings	-	4,293	-	4,293
Depreciation and amortization	-	47,074	-	47,074

Operating loss	(5,271)	(15,235)	-	(20,506)

Investment income	-	1,894	-	1,894
Interest expense	-	(4,199)	-	(4,199)
Other expense, net	-	(139)	-	(139)

Loss from continuing operations before income taxes	(5,271)	(17,679)	-	(22,950)
Income tax benefit	-	(511)	-	(511)

Loss from continuing operations before equity in consolidated entities	(5,271)	(17,168)	-	(22,439)
Equity in consolidated entities	623	-	(623)	-

Loss from continuing operations	(4,648)	(17,168)	(623)	(22,439)

Income from discontinued operations, net of tax	-	2,047	-	2,047
Gain on sale of discontinued operations, net of tax	-	15,744	-	15,744

Net (loss) income	$(4,648)	$623	$(623)	$(4,648)

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2006
(Dollars in thousands)
(Unaudited)

	NonGuarantor Financials	Guarantor Financials	Eliminations	Consolidated

Revenues	$-	$135,823	$-	$135,823

Costs and expenses:
Direct expenses	-	47,450	-	47,450
Selling, general and administrative	5,424	62,498	-	67,922
Impairments, exit costs and restructurings	-	1,223	-	1,223
Depreciation and amortization	-	49,342	-	49,342

Operating loss	(5,424)	(24,690)	-	(30,114)

Investment income	-	1,757	-	1,757
Interest expense	-	(11,105)	-	(11,105)
Gain on sale of investment in unconsolidated entity	-	125,377	-	125,377
Loss on early extinguishment of debt	-	(16,068)	-	(16,068)
Other expense, net	-	(1,438)	-	(1,438)

(Loss) income from continuing operations before income taxes	(5,424)	73,833	-	68,409
Income tax expense	-	7,467	-	7,467

(Loss) income from continuing operations before equity in consolidated entities	(5,424)	66,366	-	60,942
Equity in consolidated entities	66,385	-	(66,385)	-

Income from continuing operations	60,961	66,366	(66,385)	60,942
Income from discontinued operations, net of tax	-	19	-	19

Net income	$60,961	$66,385	$(66,385)	$60,961

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2007
(Dollars in thousands)
(Unaudited)

	NonGuarantor Financials	Guarantor Financials	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$-	$72,053	$-	$72,053
Short-term investments	-	89,191	-	89,191
Accounts receivable from related parties	222,330	630,039	(852,369)	-
Accounts receivable, net of allowance	-	54,037	-	54,037
Prepayments and other current assets	-	16,727	-	16,727
Assets of discontinued operations	-	5,484	-	5,484

Total current assets	222,330	867,531	(852,369)	237,492

Property, plant and equipment, net	-	592,184	-	592,184
Investments in consolidated entities	1,172,597	-	(1,172,597)	-
Intangible assets, net	-	95,715	-	95,715
Long-term restricted investments	-	14,811	-	14,811
Deferred charges and other assets	5,209	7,506	-	12,715

Total assets	$1,400,136	$1,577,747	$(2,024,966)	$952,917

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt and capital lease obligations	$2	$872	$-	$874
Accounts payable	-	21,314	-	21,314
Accounts payable related parties	630,039	222,330	(852,369)	-
Advance billings and customer deposits	-	39,434	-	39,434
Accrued expenses and other	2,932	57,263	-	60,195
Accrued employee compensation and related expenses	-	13,879	-	13,879
Accrued exit costs	-	3,125	-	3,125
Current liabilities of discontinued operations	-	1,769	-	1,769

Total current liabilities	632,973	359,986	(852,369)	140,590

Long term debt and capital lease obligations	198,688	3,014	-	201,702
Other long-term liabilities	-	42,150	-	42,150

Total liabilities	831,661	405,150	(852,369)	384,442

Stockholders' Equity:
Common stock	377	-	-	377
Additional paid-in-capital	728,231	1,163,843	(1,163,843)	728,231
Treasury stock	(3,837)	-	-	(3,837)
Accumulated deficit	(156,304)	8,754	(8,754)	(156,304)
Accumulated other comprehensive income	8	-	-	8
Total stockholders' equity (deficit)	568,475	1,172,597	(1,172,597)	568,475
Total liabilities and stockholders' equity	$1,400,136	$1,577,747	$(2,024,966)	$952,917

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
December 31, 2006
(Dollars in thousands)

	NonGuarantor Financials	Guarantor Financials	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$-	$66,342	$-	$66,342
Short-term investments	-	58,173	-	58,173
Accounts receivable from related parties	221,937	624,890	(846,827)	-
Accounts receivable, net of allowance	-	58,483	-	58,483
Prepayments and other current assets	7	13,018	-	13,025
Assets of discontinued operations	-	39,573	-	39,573

Total current assets	221,944	860,479	(846,827)	235,596

Property, plant and equipment, net	-	613,572	-	613,572
Investments in consolidated entities	1,172,597	-	(1,172,597)	-
Intangible assets, net	-	98,264	-	98,264
Long-term restricted investments	-	16,031	-	16,031
Deferred charges and other assets	5,443	6,475	-	11,918

Total assets	$1,399,984	$1,594,821	$(2,019,424)	$975,381
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt and capital lease obligations	$750	$121	$-	$871
Accounts payable	407	22,682	-	23,089
Accounts payable related parties	624,890	221,937	(846,827)	-
Advance billings and customer deposits	-	38,783	-	38,783
Accrued expenses and other	5,126	63,216	-	68,342
Accrued employee compensation and related expenses	-	18,108	-	18,108
Accrued exit costs	-	2,761	-	2,761
Current liabilities of discontinued operations	-	10,068	-	10,068

Total current liabilities	631,173	377,676	(846,827)	162,022

Long term debt and capital lease obligations	198,875	3,046	-	201,921
Other long-term liabilities	-	41,502	-	41,502

Total liabilities	830,048	422,224	(846,827)	405,445

Stockholders' Equity:
Common stock	374	-	-	374
Additional paid-in-capital	722,589	1,163,843	(1,163,843)	722,589
Treasury stock	(1,388)	-	-	(1,388)
Accumulated deficit	(151,656)	8,754	(8,754)	(151,656)
Accumulated other comprehensive income	17	-	-	17
Total stockholders' equity (deficit)	569,936	1,172,597	(1,172,597)	569,936
Total liabilities and stockholders' equity	$1,399,984	$1,594,821	$(2,019,424)	$975,381

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the three months ended March 31, 2007
(Dollars in thousands)
(Unaudited)

	NonGuarantor Financials	Guarantor Financials	Eliminations	Consolidated

Cash flows from operating activities
Net loss (income)	$(4,648)	$623	$(623)	$(4,648)
Income from discontinued operations, net of tax	-	(2,047)	-	(2,047)
Gain on sale of discontinued operations, net of tax	-	(15,744)	-	(15,744)
Net loss from continuing operations	(4,648)	(17,168)	(623)	(22,439)

Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Amortization of deferred financing costs	235	-	-	235
Non-cash stock based compensation	-	5,255	-	5,255
Loss on sale of assets	-	139	-	139
Depreciation and amortization	-	47,074	-	47,074
Deferred income tax, net	-	(511)	-	(511)
Provision for doubtful accounts	-	2,403	-	2,403
Equity in income of consolidated entities	(623)	-	623	-
Non-cash impairments, exit costs and restructurings	-	2,362	-	2,362
	(5,036)	39,554	-	34,518

Net change in certain assets, net of businesses acquired:
Accounts receivable and unbilled revenues	-	2,068	-	2,068
Accounts payable	-	(2,549)	-	(2,549)
Accrued expenses	-	(12,376)	-	(12,376)
Accounts receivable for related parties	37,098	(37,098)	-	-
Unearned revenue, advanced billing and customer deposits	-	651	-	651
Other assets and liabilities	-	(5,592)	-	(5,592)
	37,098	(54,896)	-	17,798

Net cash provided by (used in) continuing operations	32,062	(15,342)	-	16,720
Cash provided by discontinued operations	-	786	-	786
Net cash provided by (used in) operating activities	32,062	(14,556)	-	17,506

Cash flows from investing activities:
Additions to property, plant and equipment	-	(21,053)	-	(21,053)
Investment in acquisitions and intangibles, net of cash acquired	-	(2,250)	-	(2,250)
Increase in short-term investments	(31,027)	-	-	(31,027)
Proceeds from the sale of discontinued operations and other assets	-	43,840	-	43,840
Decrease in investments restricted for debt service	1,220	-	-	1,220
Net cash (used in) provided by continuing operations	(29,807)	20,537	-	(9,270)

Net cash used in discontinued operations	-	(243)	-	(243)

Net cash (used in) provided by investing activities	(29,807)	20,294	-	(9,513)

Cash flows from financing activities:
Payment of long-term debt, including debt premium	(188)	-	-	(188)
Payment of capital lease obligations	-	(27)	-	(27)
Purchase of treasury stock	(2,449)	-	-	(2,449)
Proceeds from exercise of stock options	382	-	-	382
Net cash used in financing activities	(2,255)	(27)	-	(2,282)

Net increase in cash and cash equivalents	-	5,711	-	5,711
Cash and cash equivalents at beginning of the period	-	66,342	-	66,342

Cash and cash equivalents at end of the period	$-	$72,053	$-	$72,053

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the three months ended March 31, 2006
(Dollars in thousands)
(Unaudited)

	NonGuarantor Financials	Guarantor Financials	Eliminations	Consolidated

Cash flows from operating activities
Net income (loss)	$60,961	$66,385	$(66,385)	$60,961
Income from discontinued operations	-	(19)	-	(19)
Net income (loss) from continuing operations	60,961	66,366	(66,385)	60,942

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Loss on early extinguishment of debt	16,068	-	-	16,068
Accretion of discounted debt	1,224	-	-	1,224
Amortization of deferred financing costs	577	-	-	577
Non-cash stock-based compensation	-	5,159	-	5,159
Loss on sale of assets	-	1,489	-	1,489
Gain on sale of investment in unconsolidated entity	-	(125,376)	-	(125,376)
Depreciation and amortization	-	49,342	-	49,342
Provision for doubtful accounts	-	3,094	-	3,094
Equity in income of consolidated entities	(66,385)	-	66,385	-
Non-cash impairments, exit costs and restructurings	-	1,225	-	1,225
	12,445	1,299	-	13,744

Net change in certain assets, net of businesses acquired:
Accounts receivable and unbilled revenues	-	(1,322)	-	(1,322)
Accounts payable	-	(1,467)	-	(1,467)
Accrued expenses	-	(14,050)	-	(14,050)
Accounts receivable for related parties	277,445	(277,445)	-	-
Unearned revenue, advanced billing and customer deposits	-	1,479	-	1,479
Other assets and liabilities	-	(1,805)	-	(1,805)
	277,445	(294,610)	-	(17,165)

Net cash provided by (used in) continuing operations	289,890	(293,311)	-	(3,421)

Cash provided by discontinued operations	-	886	-	886
Net cash provided by (used in) operating activities	289,890	(292,425)	-	(2,535)

Cash flows from investing activities:
Additions to property, plant and equipment	-	(15,223)	-	(15,223)
Investment in acquisitions and intangibles, net of cash acquired	-	(37,487)	-	(37,487)
Decrease in short-term investments	6,486	-	-	6,486
Proceeds from sale of assets	-	84	-	84
Proceeds from sale of investment in unconsolidated entity	-	307,467	-	307,467
Decrease in investments restricted for debt service	555	-	-	555
Net cash provided by continuing operations	7,041	254,841	-	261,882

Net cash used in discontinued operations	-	(332)	-	(332)

Net cash provided by investing activities	7,041	254,509	-	261,550

Cash flows from financing activities:
Payment of long-term debt, including debt premium	(295,984)	-	-	(295,984)
Purchase of treasury stock	(947)	-	-	(947)
Payment of capital lease obligations	-	(277)	-	(277)
Net cash used in financing activities	(296,931)	(277)	-	(297,208)

Net decrease in cash and cash equivalents	-	(38,193)	-	(38,193)
Cash and cash equivalents at beginning of the period	-	70,906	-	70,906

Cash and cash equivalents at end of the period	$-	$32,713	$-	$32,713

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes for the three months ended March 31, 2007 contained in this Quarterly Report on Form 10-Q (the “Report”), and with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC” or the “Commission”) on March 15, 2007.

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

Such forward-looking statements are and will be subject to many risks, uncertainties and factors, which may cause RCN’s actual results to be materially different from such forward-looking statements. Factors that could cause RCN’s actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•	our ability to operate in compliance with the terms of its financing facilities (particularly the financial covenants);
•	our ability to maintain adequate liquidity and produce sufficient cash flow to fund our capital expenditures;
•	our ability to attract and retain qualified management and other personnel;
•	our ability to maintain current price levels;
•	our ability to acquire new customers and retain existing customers;
•	changes in the competitive environment in which we operate, including the emergence of new competitors;
•	changes in government and regulatory policies;
•	uncertainty relating to economic conditions generally and in particular, affecting the markets in which we operate;
•	pricing and availability of equipment and programming;
•	our ability to obtain regulatory approvals and our ability to meet the requirements in our license agreements;
•	our ability to complete acquisitions or divestitures and to integrate any business or operation acquired;
•	our ability to enter into strategic alliances or other business relationships;
•	our ability to overcome significant operating losses;
•	our ability to continue to reduce our operating costs;
•	our ability to develop products and services and to penetrate existing and new markets;
•	technological developments and changes in the industry; and
•	the risks discussed in Part 1, Item 1A “Business-Risk Factors” in the Annual Report.

Statements in this Report and the exhibits to this Report should be evaluated in light of these important factors. RCN is not obligated to, and undertakes no obligation to, publicly update any forward-looking statement due to actual results, changes in assumptions, new information or future events.

Overview

RCN is a facilities-based, competitive provider of video, high-speed data and voice services. We provide these services over our own fiber-optic local network to approximately 407,000 residential and small business customers in Boston, New York, eastern Pennsylvania, Washington, D.C., and Chicago. We are one of the largest competitive providers of telecommunications services to residential customers in each of our geographic markets. Our residential network passes approximately 1.3 million homes. Of our 407,000 subscribers, approximately 67% subscribe to two or more of our services, referred to as “bundles”, with the remainder subscribing to only one service. RCN Business Solutions also provides bulk video, high capacity data and voice services in the same markets discussed above to Fortune 1000 and medium-sized business customers.

The consolidated financial statements include the accounts of RCN and its consolidated subsidiaries. All intercompany transactions and balances among consolidated entities have been eliminated.

Refer to Note 2 in our condensed consolidated financial statements for information about acquisitions and dispositions.

Segment Reporting

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

Discussion of KPIs

Our high-speed data product remained strong, as high-speed data RGUs grew thirty-one thousand, or 13%, from March 31, 2006 to March 31, 2007. The growth was driven by our ability to offer a variety of download speeds to residential and small business customers, ranging from 1.5mbps to 20mbps, as well as trends in the broadband industry, where overall penetration has increased steadily over the past several years. Video RGUs increased by six thousand, or 2%, over the same period, driven primarily by an increase in total customers. Voice RGUs declined four thousand, or 2%, since March 31, 2006, primarily as a result of customers dropping second phone lines, switching to lower cost providers, adopting VoIP voice products, and migrating to wireless solutions. Customers increased by ten thousand, or 3%, from March 31, 2006 to March 31, 2007 driven by a combination of lower churn and increased sales, due to increased focus on sales and marketing execution, retention tactics, and investments in new or rebuilt homes. ARPC growth was driven mainly by our annual video rate increase, to offset annual increases in programming costs, as well as increased take rates on value added products and services such as HD, DVR, and video-on-demand.

	March 31, 2007	March 31, 2006

Basic Video RGUs [1]	354,000	348,000

Data RGUs [1]	265,000	234,000

Voice RGUs [1]	248,000	252,000

Total RGUs (Excluding Digital) [1]	867,000	834,000

Customers [2]	407,000	397,000

Average Revenue Per Customer [3]	$108	$105

Average RGUs Per Customer [4]	2.1	2.1

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

Results of Operations

The financial information presented in this quarterly report comprises the unaudited condensed consolidated financial information for the three months ended March 31, 2007 and 2006.

Approximately 95% of our revenue for the quarter ended March 31, 2007 is attributable to recurring monthly charges for services provided to residential and commercial customers. The remaining 5% of our revenue is attributable to charges for usage-based services.

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

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)
(Unaudited)

	For the three months ended March 31,
	2007	2006

Revenues	$153,337	$135,823
Costs and expenses:
Direct expenses	53,081	47,450
Selling, general and administrative (including stock-based compensation of $5,255 and $5,159)	69,395	67,922
Impairments, exit costs and restructuring	4,293	1,223
Depreciation and amortization	47,074	49,342

Operating loss	(20,506)	(30,114)

Investment income	1,894	1,757
Interest expense	(4,199)	(11,105)
Gain on sale of investment in unconsolidated entity	-	125,377
Loss on early extinguishment of debt	-	(16,068)
Other expense, net	(139)	(1,438)

(Loss) income from continuing operations before income taxes	(22,950)	68,409
Income tax (benefit) expense	(511)	7,467

Net (loss) income from continuing operations	(22,439)	60,942
Income from discontinued operations, net of tax	2,047	19
Gain on sale of discontinued operations, net of tax	15,744	-
Net (loss) income	$(4,648)	$60,961

Revenues

Revenue increased $17.5 million, or 12.9% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase was largely due to growth in revenue from commercial customers of $12.7 million, primarily attributable to the acquisition of CEC completed on March 17, 2006. Revenue from residential customers increased $6.4 million, or 5.2%, primarily due to higher ARPC, which resulted in an increase in revenue of $4.5 million with the remaining increase coming from higher average customers compared to 2006. The increase in ARPC was primarily due to price increases and higher cable modem penetration. Offsetting these increases was a decline in voice penetration and average revenue per voice RGU as customers have migrated to lower priced voice plans, wireless solutions, lower cost solutions and usage has declined.

Dial-up revenue decreased by $1.2 million, as the number of dial-up customers continued to decline. Reciprocal compensation revenue, which is impacted to a large degree by dial-up service, decreased $0.3 million.

	Revenue For the three months ended March 31,
	2007	2006	Fav(unfav) Variance	Var %
Video	$66,061	$60,568	$5,493	9.1%
Data	32,171	27,730	4,441	16.0%
Voice	28,431	31,894	(3,463)	(10.9%)
Other	1,528	1,618	(90)	(5.6%)

Total Core Residential	128,191	121,810	6,381	5.2%

Commercial	21,651	8,979	12,672	141.1%
Dial-Up	2,562	3,763	(1,201)	(31.9%)
Recip Comp / Other	933	1,271	(338)	(26.6%)

Total	$153,337	$135,823	$17,514	12.9%

Direct Expenses

Direct expenses increased $5.6 million, or 11.9% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increases were primarily due to increases in network costs due to the acquisition of CEC partly offset by more favorable contract pricing from vendors and ongoing network optimization. Voice and data network costs, excluding the impact of settlements with providers of our voice and data network services, increased by $3.7 million. Total settlements for the three months ended March 31, 2006 and 2007 were $1.3 million and $0, respectively. Increases in the average programming cost per subscriber and higher average video RGUs resulted in higher video direct costs for the three months ended March 31, 2007 totaling $0.6 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased $1.5 million, or 2.2% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase was primarily due to the acquisition of CEC. Excluding the impact of the acquisition of CEC, SG&A decreased $4.8 million, or 7.8%, for the three months ended March 31, 2007.

The most significant contributor to the decline was a $2.0 million reduction in employee-related expenses and outside labor primarily due to an approximate 13% reduction in average headcount. Property taxes declined $1.9 million due to favorable changes in our filing status in two jurisdictions. Reductions related to marketing, bad debt expense, legal and litigation and other administrative costs totaled $2.5 million. Offsetting these declines were increases in network maintenance, building, insurance and other expenses totaling $1.6 million.

	SG&A For the three months ended March 31,
	2007	2006	Fav/(unfav) Variance	Var %
Network operations and construction	$23,546	$20,897	$(2,649)	(12.7%)
Sales and marketing	12,779	11,042	(1,737)	(15.7%)
Customer service	5,756	5,520	(236)	(4.3%)
General and administrative	22,059	25,304	3,245	12.8%
Stock-based compensation	5,255	5,159	(96)	(1.9%)

Total SG&A	$69,395	$67,922	$(1,473)	(2.2%)

Impairments, Exit Costs and Restructuring

During the three months ended March 31, 2007, the Company recorded exit costs of $4.3 million primarily due to the early termination of a lease in Princeton, New Jersey and a revision to the amount of estimated cash flows from a leased property in Philadelphia, Pennsylvania.

Depreciation and Amortization

Depreciation and amortization expense decreased $2.3 million, or 4.6%, to $47.1 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. In the first quarter of 2006, we recorded an incremental $2.8 million of depreciation expense due to the acceleration of remaining lives of leasehold improvements and other fixed assets in the former headquarters, which we exited in April of 2006. Offsetting depreciation expense from fixed asset additions in 2006 and 2007 and assets acquired from CEC was a reduction in depreciation expense as a result of assets that became fully depreciated.

Investment Income

Investment income increased slightly for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase is due to an overall increase in our investments due to the proceeds received from the sale of San Francisco on March 13, 2007.

Interest Expense

Interest expense decreased by $6.9 million to $4.2 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This decrease was primarily due to a reduction in our debt of approximately $300 million in March 2006.

Outstanding debt at March 31, 2007 was $202.6 million compared to $202.8 million at December 31, 2006. The weighted average interest rate at March 31, 2007 was 7.3%.

Gain on sale of investment in unconsolidated entity

In the first quarter of 2006, we recorded a gain of $125.4 million as a result of the sale of our 48.93% interest in Megacable.

Loss on the early extinguishment of debt

In connection with the repayment of our former First-Lien Credit Agreement, we recognized a loss on extinguishment of debt of $16.1 million during the first quarter of 2006. The losses recognized consisted of early payment penalties of $5.9 million and the write-off of deferred financing costs of $10.2 million.

Other expense, net

Other expense, net primarily includes losses on sale of assets primarily on the sale of customer premise equipment.

Discontinued Operations

On March 13, 2007, we completed the sale of our San Francisco, California properties to Astound Broadband LLC, a subsidiary of Wave Broadband LLC ("Wave”) for cash consideration of approximately $45 million and recorded an after-tax gain on this transaction of $15.7 million. During the third quarter of 2006, we also decided to exit the Los Angeles, California market. We expect to have completely exited the Los Angeles market by the end of the third quarter of 2007. The revenues and expenses from each of these properties have, along with associated income taxes, been removed from continuing operations and reclassified into a single line item on the Condensed Consolidated Statements of Operations as “Income from discontinued operations, net” in each period presented.

Liquidity and Capital Resources

	March 31, 2007	December 31, 2006

Cash, cash equivalents and short-term investments	$161,244	$124,515
Debt (including current maturities and capital lease obligations)	202,576	202,792

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

Operating Activities

Net cash provided by operating activities was $17.5 million for the three months ended March 31, 2007, an increase of $20.0 million over cash used in operating activities for the three months ended March 31, 2006. The increase reflects improved earnings from operations and a reduction in interest payments.

During the three months ended March 31, 2007 and 2006, we made cash payments for interest totaling $6.1 million and $12.2 million, respectively. The decrease in interest payments was a result of our debt payments and refinancing during 2006. We anticipate that our cash paid for interest will increase in 2007 as we expect to increase our average debt balance in connection with our proposed new financing consisting of a new $520 million First-Lien term loan plus a $75 million revolver. (see “Other Matters” below for a complete discussion of the tender and new financing).

Investing Activities

Net cash used in investing activities was $9.5 million in the three months ended March 31, 2007, primarily from $21.1 million in additions to property, plant and equipment and an increase of $31.0 million for short-term investments, offset by $43.8 million in proceeds from the sale of discontinued operations and other assets. For the three months ended March 31, 2006, net cash provided by investing activities was $262.4 million, primarily reflecting $307.5 million in proceeds from the sale of our interests in Megacable and MCM, offset by $37.5 million for the purchase of CEC and $15.2 million in capital spending.

Financing Activities

Net cash used in financing activities was $2.3 million for the three months ended March 31, 2007, driven primarily by the purchase of treasury stock of $2.4 million. Net cash used in financing activities for the three months ended March 31, 2006 was $297.3 million reflecting $296.3 million in repayments under our former First-Lien Credit Agreement (including $5.8 million in prepayment penalties) and capital lease obligations, and $0.9 million for the purchase of treasury stock.

From time to time, we may evaluate certain strategic actions that would enhance our value, including selling assets and acquiring or merging with another entity. Under the terms of our credit facility, the proceeds of asset sales are required, with certain exceptions, to be used to pay down the credit facility. In certain cases, acquisitions or mergers would require approval of our current lenders and our current stockholders. As of March 31, 2007, we have $12.4 million of available borrowing capacity under the $55 million revolving line of credit within the First-Lien Credit Agreement. We have no assurance that our lenders and stockholders would give us approval to pursue acquisitions or mergers, nor can we be assured that we would be able to raise any funds necessary to undertake such acquisitions or mergers at terms favorable to us, if at all.

Description of Outstanding Debt

As of March 31, 2007, our total debt was approximately $202.6 million, including $3.1 million of capital lease obligations. Total debt outstanding under the First-Lien Credit Agreement was $74.4 million bearing interest of 7.19% at March 31, 2007. In addition, the $125.0 million of Convertible Second-Lien Convertible Notes outstanding at March 31, 2007 bear interest at 7.375%. These Notes are convertible into shares of RCN common stock at a conversion price per share of $25.16, subject to certain adjustments.

On April 27, 2007, we launched a tender offer to purchase any and all of the Convertible Second-Lien Notes. We are also in the process of securing a new term loan and revolving credit facility with Deutsche Bank Trust Company Americas in order to fund the purchase price for the Notes tendered and accepted in the tender offer. See “Other Matters” below for a complete discussion of the tender and new financing.

We were in compliance with all covenants under the First-Lien Credit Agreement and Second-Lien Indenture as of March 31, 2007.

Letters of Credit

We have approximately $42.6 million of letters of credit as of March 31, 2007 relating to our workmen’s compensation and employee liability insurance policies, real estate lease obligations, right of way obligations, and license and permit obligations to governmental agencies.

Other Matters

On April 27, 2007, we launched a tender offer to purchase any and all of the outstanding $125,000,000 principal amount of its Second Lien Notes. Under the tender, each holders whose Notes are properly tendered and accepted in the offer will receive, for each $1,000 of principal amount of Notes so tendered, (i) $1,133.00 in cash, (ii) an additional amount in cash equal to the accrued unpaid interest on the Notes to, but excluding, the date on which the Notes are purchased, and (iii) 42.63 warrants (the "Warrants") to purchase shares of common stock, par value $0.01 per share, of RCN. The tender offer will expire on May 25, 2007, unless extended or earlier terminated.

In connection with the tender offer, we are soliciting the consents of the holders of the Second-Lien Notes to eliminate substantially all of the restrictive covenants and events of default in the Second-Lien Indenture and to release all of the collateral securing the Second-Lien Notes, which requires the consent of the holders of the Second-Lien Notes representing at least a majority of the aggregate principal amount of the notes then outstanding (excluding notes held by RCN or its affiliates) to terminate or amend several security documents related to the Second-Lien Indenture. Both the tender offer and RCN’s obligation to purchase and pay for an tendered Second-Lien Notes are conditioned upon the receipt of various lender consents, obtaining sufficient financing to complete the repurchase, and satisfaction of the other conditions specified in the publicly-filed tender offer documents.

This transaction represents the first step in our previously announced initiative to pursue a return of capital to stockholders in the range of $350 million to $400 million. We are considering various means to return capital to its stockholders, and while no final determinations have been made, based on the analysis performed to date, our management currently believes that a dividend would be the most tax-efficient means by which to return capital to stockholders.

To effect a return of capital in the range described above, our total indebtedness is expected to increase to approximately $520 million. The proposed new financing, consisting of a new $520 million first-lien term loan plus a $75 million revolver, has already been negotiated and syndicated, and is expected to close simultaneously with the closing of the second lien tender and consent solicitation. We plan to provide additional details regarding the form, size, and timing of the potential return of capital, as well as details around the terms of the new credit facility, following completion of the tender and consent solicitation process.

Assuming full participation in the tender offer, the Company anticipates recording a loss on early extinguishment of debt of approximately $60 million in the second quarter of 2007.

Recently Issued Accounting Pronouncements

See Note 1, “Organization and Basis of Presentation,” to the accompanying condensed consolidated financial statements for a full description of recently issued accounting pronouncements including the date of adoption and effects on results of operations and financial condition.

Critical Accounting Judgments and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management periodically assesses the accuracy of these estimates and assumptions. Actual results could differ from those estimates.

Inflation

We do not believe that our business is impacted by inflation to a significantly different extent than the general economy in the United States.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change to the information required under this item from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Other Litigation

On November 8, 2006, the United States Court of Appeals for the Second Circuit awarded RCN approximately $5.1 million in damages plus prejudgment interest as the result of a lawsuit brought by RCN in 2002 against 202 Centre Street Realty LLC. In April 2007, the case was settled for $4.6 million. While RCN anticipates that it will receive the full amount of the settlement, there can be no guarantee that the settlement will be fully paid.

Item 1A.	Risk Factors

The following risk factor is in addition to our “Risk Factors” discussed in Item 1A of our Annual Report on Form 10-K.

We have shifted certain services to outsourcing providers, including, but not limited to, portions of our customer care, sales, installation, and repair functions, and from time to time we may shift additional services to such providers in the future. If these providers experience operating or financial difficulties, or are otherwise unable to perform in accordance with the terms of their agreements with us, these events could materially and adversely affect our ability to retain and attract customers, and have a material negative impact on our operations, business and financial results and financial condition.

There have been no other material changes in our “Risk Factors” as discussed in Item 1A of our Annual Report.

Item 6.	Exhibits

2.1
Joint Plan of Reorganization of RCN Corporation and Certain Subsidiaries, dated as of December 21, 2004 (incorporated by reference to exhibit 2.1 filed to RCN's Current Report on Form 8-K, filed on December 14, 2004).

2.2
Order Confirming the Joint Plan of Reorganization of RCN Corporation and Certain Subsidiaries, dated as of December 8, 2004 (incorporated herein by reference to exhibit 2.2 to RCN's Current Report on Form 8-K filed on December 14, 2004).

3.1
Amended and Restated Certificate of Incorporation of RCN Corporation, dated as of December 21, 2004 (incorporated herein by reference to Exhibit 3.1 to RCN's Current Report on Form 8-K filed on December 27, 2004 8-K).

3.2	Amended and Restated Bylaws of RCN Corporation (incorporated herein by reference to exhibit 3.2 to RCN's Current Report on Form 8-K filed on December 27, 2004).
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

10.28**	2007 Short-Term Incentive Plan, effective January 1, 2007.**
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

**	Document attached.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RCN Corporation

/s/ Peter D. Aquino
Peter D. Aquino
President and Chief Executive Officer
Date: May 10, 2007

/s/ Michael T. Sicoli
Michael T. Sicoli
Executive Vice President and Chief Financial Officer
Date: May 10, 2007