Form 10-Q/A
period 2007-03-31
RCN CORP /DE/
filed 2007-05-14
CIK 1041858

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A is an amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (the “Report”) filed with the Securities and Exchange Commission on May 10, 2007. This Form 10-Q/A is being filed for the sole purpose of correcting typographical errors in the content of Exhibit 10.28 by replacing the Exhibit in its entirety. In addition, the Registrant is also including the Exhibits 31.1 and 31.2 as required by the filing of this Form 10-Q/A. This Form 10-Q/A does not alter any other part of the content of the Report and does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

Exhibits List

10.28**	2007 Short-Term Incentive Plan, effective January 1, 2007.**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** Document attached.