Form 10-Q
period 2007-06-30
RCN CORP /DE/
filed 2007-08-09
CIK 1041858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-16805

RCN Corporation
(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3498533 (I.R.S. Employer Identification No.)

196 Van Buren Street, Herndon, VA (Address of principal executive offices)	20170 (Zip Code)
Registrant’s telephone number, including area code: (703) 434-8200
Securities Registered Pursuant to Section 12(b) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The number of shares of the Registrant’s common stock, par value of $0.01 per share, outstanding at August 3, 2007 was 37,875,774.

RCN CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
RCN CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	For the three months ended June 30,
	2007	2006

Revenues	$159,153	$149,352
Costs and expenses:
Direct expenses	54,271	47,795
Selling, general and administrative (including stock-based compensation of $6,513 and $4,507)	69,817	71,538
(Recoveries) impairments, exit costs and restructuring	(2,228)	2,103
Depreciation and amortization	47,522	46,982

Operating loss	(10,229)	(19,066)

Investment income	2,840	1,335
Interest expense	(6,885)	(4,944)
Loss on sale of assets	(509)	(414)
Loss on early extinguishment of debt	(63,928)	(3,183)
Other (expense) income, net	(794)	13

Loss from continuing operations before income taxes	(79,505)	(26,259)
Income tax expense	—	—

Net loss from continuing operations	(79,505)	(26,259)
(Loss) income from discontinued operations, net of tax	(260)	952

Net loss	$(79,765)	$(25,307)

Net loss per share
Basic and diluted:
Net loss from continuing operations	$(2.15)	$(0.72)
Net (loss) income from discontinued operations	(0.01)	0.03

Basic and diluted loss per share	$(2.16)	$(0.69)

Special dividend paid per common share	$9.33	$—

Weighted average shares outstanding, basic and diluted	37,008,193	36,563,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the six months ended June 30,
	2007	2006

Revenues	$312,490	$285,175
Costs and expenses:
Direct expenses	107,352	95,245
Selling, general and administrative (including stock-based compensation of $11,768 and $9,666)	139,213	139,460
Impairments, exit costs and restructuring	2,064	3,326
Depreciation and amortization	94,596	96,324

Operating loss	(30,735)	(49,180)

Investment income	4,734	3,092
Interest expense	(11,084)	(16,049)
Gain on sale of investment in unconsolidated entity	—	125,377
Loss on sale of assets	(648)	—
Loss on early extinguishment of debt	(63,928)	(19,251)
Other expense, net	(794)	(1,838)

(Loss) income from continuing operations before income taxes	(102,455)	42,151
Income tax (benefit) expense	(511)	7,467

Net (loss) income from continuing operations	(101,944)	34,684
Income from discontinued operations, net of tax	1,787	971
Gain on sale of discontinued operations, net of tax	15,744	—

Net (loss) income	$(84,413)	$35,655

Net (loss) income per share
Basic:
Net (loss) income from continuing operations	$(2.76)	$0.95
Net income from discontinued operations	0.05	0.03
Gain on sale of discontinued operations	0.43	—

Basic (loss) income per share	$(2.28)	$0.98

Diluted:
Net (loss) income from continuing operations	$(2.76)	$0.95
Net income from discontinued operations	0.05	0.02
Gain on sale of discontinued operations	0.43	—

Diluted (loss) income per share	$(2.28)	$0.97

Special dividend paid per common share	$9.33	$—

Weighted average shares outstanding:

Basic	36,929,605	36,242,860

Diluted	36,929,605	41,358,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(Unaudited)

	June 30,	December 31,
	2007	2006

ASSETS

Current Assets:
Cash and cash equivalents	$33,600	$66,342
Short-term investments	89,526	58,173
Accounts receivable, net of allowance for doubtful accounts of $3,552 and $4,205	55,568	58,483
Prepayments and other current assets	21,086	13,025
Assets of discontinued operations	4,991	39,573

Total current assets	204,771	235,596

Property, plant and equipment, net of accumulated depreciation of $419,836 and $339,061	579,701	613,572
Intangible assets, net of accumulated amortization of $47,638 and $37,968	90,845	98,264
Long-term restricted investments	14,719	16,031
Deferred charges and other assets	12,486	11,918

Total assets	$902,522	$975,381

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt and capital lease obligations	$5,324	$871
Accounts payable	27,635	23,089
Advance billings and customer deposits	39,220	38,783
Accrued expenses and other	62,763	68,342
Accrued employee compensation and related expenses	12,918	18,108
Accrued exit costs	3,132	2,761
Current liabilities of discontinued operations	975	10,068

Total current liabilities	151,967	162,022

Long-term debt and capital lease obligations, net of current maturities	517,814	201,921
Other long-term liabilities	44,060	41,502

Total liabilities	713,841	405,445

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 37,861,966 and 37,455,912 shares issued and outstanding	379	374
Additional paid-in-capital	425,924	722,589
Treasury stock, 146,094 and 56,758 shares at cost	(3,956)	(1,388)
Accumulated deficit	(236,069)	(151,656)
Accumulated other comprehensive income	2,403	17

Total stockholders’ equity	188,681	569,936

Total liabilities and stockholders’ equity	$902,522	$975,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the six months ended June 30,
	2007	2006

Cash flows from operating activities:
Net (loss) income	$(84,413)	$35,655
Income from discontinued operations, net of tax	(1,787)	(971)
Gain on sale of discontinued operations, net of tax	(15,744)	—

Net (loss) income from continuing operations	(101,944)	34,684

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Loss on early extinguishment of debt	63,928	19,251
Deferred income taxes, net	(511)	—
Accretion of discounted debt	—	1,663
Amortization of deferred financing costs	438	765
Non-cash stock-based compensation	11,768	9,666
Loss on sale of assets	648	1,864
Gain on sale of investment in unconsolidated entity	—	(125,377)
Depreciation and amortization	94,596	96,324
Provision for doubtful accounts	4,818	4,962
Non-cash impairments, exit costs and restructuring	1,508	2,609

	75,249	46,411
Net change in certain assets and liabilities, net of businesses acquired:
Accounts receivable and unbilled revenues	(1,829)	(13,777)
Accounts payable	4,293	(6,535)
Accrued expenses	(14,497)	(14,932)
Unearned revenue, advanced billing and customer deposits	437	5,879
Other assets and liabilities	(9,679)	(6,043)

	(21,275)	(35,408)

Net cash provided by continuing operations	53,974	11,003

Net cash (used in) provided by discontinued operations	(577)	2,921

Net cash provided by operating activities	53,397	13,924

Cash flows from investing activities:
Additions to property, plant and equipment	(52,561)	(31,002)
Proceeds from sale of discontinued operations and other assets	44,951	326
Investment in acquisitions and intangibles, net of cash acquired	(2,250)	(37,260)
(Increase) decrease in short-term investments	(31,376)	23,987
Proceeds from sale of investment in unconsolidated entity	—	307,467
Decrease in investments restricted for debt service	1,312	1,752

Net cash (used in) provided by continuing operations	(39,924)	265,270

Net cash used in discontinued operations	(243)	(1,090)

Net cash (used in) provided by investing activities	(40,167)	264,180

Cash flows from financing activities:
Payments of long-term debt, including debt premium	(216,250)	(371,785)
Payment of debt issuance costs	(4,968)	(4,412)
Debt proceeds	520,000	75,000
Dividend payments	(347,074)	—
Purchase of treasury stock	(2,568)	(1,394)
Payments of capital lease obligations	(28)	(306)
Proceeds from the exercise of stock options	4,916	4,040

Net cash used in financing activities	(45,972)	(298,857)

Net decrease in cash and cash equivalents	(32,742)	(20,753)
Cash and cash equivalents at beginning of the period	66,342	70,906

Cash and cash equivalents at end of the period	$33,600	$50,153

Supplemental disclosures of cash flow information
Cash paid during the periods for:

Interest, net of capitalized interest of $0	$15,477	$13,731

Income taxes	$—	$7,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
1.	ORGANIZATION AND BASIS OF PRESENTATION
RCN is a facilities-based, competitive provider of video, high-speed data and voice services. These services are provided over the Company’s own fiber-optic local network to approximately 409,000 residential and small business customers in Boston, New York, eastern Pennsylvania, Washington, D.C., and Chicago. RCN is one of the largest competitive providers of telecommunications services to residential customers in each of the geographic markets in which the Company has operations. RCN’s residential network passes approximately 1.3 million homes. Of the 409,000 subscribers, approximately 67% subscribe to two or more of RCN’s services, referred to as “bundles”, with the remainder subscribing to only one service. RCN Business Solutions also provides bulk video, high capacity data and voice services in the same markets discussed above to Fortune 1000 and medium-sized business customers.
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
In the opinion of RCN’s management, the unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 15, 2007.
During the six months ended June 30, 2007, the Company completed the sale of its San Francisco, California properties to Astound Broadband LLC, a subsidiary of Wave Broadband LLC (“Wave”) for cash consideration of approximately $45 million. The Company recorded an after-tax gain on this transaction of $15.7 million. The Company has also decided to exit the Los Angeles, California market during 2007. Accordingly, the accompanying Condensed Consolidated Statements of Operations and Cash Flows for all periods presented include the results for these two markets as “discontinued operations”. At June 30, 2007, there are no net assets related to the San Francisco operations in the Condensed Consolidated Balance Sheets. The assets and liabilities related to the Los Angeles market are classified as assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets.
Dividends and Recapitalization
On May 25, 2007, RCN completed its recapitalization initiative, which included a new $595 million senior secured credit facility, consisting of a $520 million term loan and a $75 million revolving line of credit. The new facility, along with cash on hand, was used to repay the then existing First-Lien term loan, totaling $74 million, pay the cash portion of the consideration to holders who tendered their Second-Lien Convertible Notes, totaling approximately $145 million, as well as a special cash dividend, of $9.33 per share on all issued and outstanding RCN common stock, totaling approximately $347 million, paid on June 11, 2007. An additional dividend amount of $4.5 million will be paid upon vesting of employee restricted stock. The Company’s Board of Directors has also approved an authorization to purchase up to $25 million of common stock in the open market. To date, there have been no purchases made under this authorization. The timing and amount of any future open market purchases will be determined by the Company’s management based on its evaluation of market conditions, then prevailing share prices and other factors.
As a result of the repayment of the existing First-Lien term loan and successful tender offer and consent solicitation for the Second-Lien Convertible Notes, the Company recorded a loss of early extinguishment of debt totaling $63.9 million, which is described more fully in Note 8. In connection with the payment of the special cash dividend, the Compensation Committee of the Board of Directors of the Company approved anti-dilution adjustments to outstanding stock option awards pursuant to the Company’s equity-based compensation plans. As a result, in accordance with SFAS 123R, the Company recorded additional compensation expense of $1.1 million during the three months ended June 30, 2007, which is described more fully in Note 10.
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
Revenue Recognition
Revenues are principally derived from subscriber fees received for the Company’s video, high-speed Internet and phone services and are recognized as earned when the services are rendered, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. Video, local and long distance telephone, high-speed data and transport revenues are recognized in the period service is provided. Payments received in advance are deferred and recognized as revenue when the service is provided. Installation fees charged to the Company’s residential and small business customers are less than related direct selling costs and therefore, are recognized in the period the service is provided. Installation fees charged to larger commercial customers are generally recognized over the life of the contract. Dial-up Internet revenues are earned based on the contract period. Reciprocal compensation revenue, the fees that local exchange carriers pay to terminate calls on each other’s networks, is based upon calls terminated on the Company’s network at contractual rates. The Company presents taxes that are directly imposed on revenue-producing transactions by a governmental authority on a gross basis (i.e., included in revenues and costs).
Derivative Instruments and Hedging Activities
In accordance with Statement of Financial Accounting Standards No. 133 (subsequently amended by SFAS Nos. 137 and 138), “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), all derivatives are recorded in the balance sheet as either an asset or liability and are measured at fair value with the changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met. In May 2007, the Company entered into three interest rate swap agreements with a notional amount of $345 million to partially mitigate the variability of cash flows in interest payments due to changes in the LIBOR interest rate on its First Lien credit facility. The Company did designate the swap agreements as an accounting hedge under SFAS No. 133. Accordingly, gains and losses on derivatives designated as cash flow hedges, to the extent they are effective, are recorded in accumulated other comprehensive income (loss) and subsequently reclassified to interest expense to offset the impact of the hedged items when they occur.
Recently Issued Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 will permit entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for RCN beginning January 1, 2008. The Company does not expect the adoption of this pronouncement to have a material impact on its financial position or results of operations.
In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. Effective January 1, 2007, the Company adopted the provisions of FIN 48. See Note 11 for further detail regarding the adoption of this interpretation.
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
On June 24, 2007, RCN entered into a definitive agreement to acquire NEON Communications Group, Inc. (NEON) for up to $5.25 per share of NEON common stock, in cash, for expected total consideration of up to approximately $260 million. NEON is a facilities-based wholesale communications provider, supplying high bandwidth fiber optic capacity and comprehensive end-to-end telecom services to communications companies and enterprise customers on an intercity, regional, and metro network in the 12-state Northeast and mid-Atlantic region, with 4,800 route miles and over 230,000 fiber miles from Maine to Virginia.
The transaction is expected to close during the fourth quarter of 2007, subject to Federal Communication Commission (“FCC”) and state regulatory approvals, NEON’s stockholder approval, and NEON achieving minimum agreed-upon revenue and defined Earnings Before Interest, Taxes, Depreciation and Amortization milestones during the second half of 2007. In addition, assuming the required approvals are received and minimum financial milestones are met, the purchase price could be reduced by up to $0.10 per share if NEON does not meet supplementary revenue targets specified in the agreement during the second half of 2007.
On March 13, 2007, RCN completed the sale of its San Francisco operations to Astound Broadband LLC, a subsidiary of Wave Broadband LLC (“Wave”) for a purchase price of $45 million in cash, subject to adjustment for changes in working capital items, changes in the number of customers, and pre-closing capital expenditures. The Company recorded an after-tax gain on this transaction of $15.7 million. In addition, RCN’s management has decided to exit its operations in the Los Angeles, California market. The Company expects to have completely exited the Los Angeles market by the end of the third quarter of 2007.
In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” RCN has classified the results of operations from these two markets as “discontinued operations” in the Condensed Consolidated Statements of Operations and Cash Flows. At June 30, 2007, the assets and liabilities related to the Company’s California operations are classified as current assets and current liabilities of discontinued operations on the Condensed Consolidated Balance Sheets. The assets and liabilities of the California operations are as follows:

(dollars in thousands)	June 30, 2007

Current assets	$550
Property, plant and equipment, net	4,441

Total assets	$4,991

Total current liabilities	$975

Included in income from discontinued operations are operating revenues from California of $0.2 million and $7.8 million for the three months ended June 30, 2007 and 2006, respectively, and $6.8 million and $15.7 million for the six months ended June 30, 2007 and 2006, respectively.
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

3.	COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006 is as follows:

	For the three months ended June 30,
	2007	2006

Net loss	$(79,765)	$(25,307)

Changes in fair value of interest rate swap agreements	2,408	—
Unrealized appreciation on investments	(13)	7

Comprehensive loss	$(77,370)	$(25,300)

	For the six months ended June 30,
	2007	2006

Net (loss) income	$(84,413)	$35,655

Reversal of accumulated translation gains upon sale of investment in unconsolidated subsidiary	—	(6,896)
Changes in fair value of interest rate swap agreements	2,408	—
Unrealized appreciation on investments	(22)	(43)

Comprehensive (loss) income	$(82,027)	$28,716

The Company’s investments in Megacable and MCM (see Note 2) were designated in Mexican Pesos and accordingly, the Company’s investments were translated into U.S. dollars at the exchange rate in effect on the last day of each reporting period. Any corresponding foreign currency translation gains or losses were then recorded on the balance sheet as a component of accumulated other comprehensive income. Upon the sale of the Company’s interests in Megacable and MCM in March 2006, all accumulated foreign currency translation gains were reversed against other comprehensive income.
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
The following table shows the securities outstanding at June 30, 2007 that could potentially dilute Basic EPS in the future:

Outstanding at
June 30, 2007
Options	3,834,318
Warrants	8,018,276
Unvested restricted stock	566,791

Total	12,419,385

For the three and six months ended June 30, 2007 and for the three months ended June 30, 2006, all potential common stock equivalents would have been anti-dilutive, so the average weighted common stock for the Basic EPS computation is equal to the weighted average common stock for the Diluted EPS computation for those periods. The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for the six months ended June 30, 2006.

Six months ended
(dollars in thousands)	June 30, 2006
Net income from continuing operations	$34,684
Income from discontinued operations, net of tax	971

Net income	$35,655

Interest expense on Convertible Notes	4,409

Net income assuming conversion of Convertible Notes	$40,064

Six months ended
(dollars in thousands)	June 30, 2006

Weighted average shares outstanding:
Basic	36,242,860

Incremental shares based on conversion of Convertible Notes	4,968,204
Incremental shares due to unvested restricted stock grants	147,201

Diluted	41,358,265

5.	IMPAIRMENTS, EXIT COSTS AND RESTRUCTURING
The total impairments, exit costs and restructuring charges for the three and six months ended June 30, 2007 and 2006 are comprised of the following:

	Three months ended June 30,
	2007	2006
Exit costs for excess facilities	$819	$1,978
Recoveries, net	(3,124)	(36)

	(2,305)	1,942

Severance and retention	77	161

Total	$(2,228)	$2,103

	Six months ended June 30,
	2007	2006
Exit costs for excess facilities	$5,043	$2,527
Recoveries, net	(3,124)	(36)

	1,919	2,491

Severance and retention	145	835

Total	$2,064	$3,326

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
During the three and six months ended June 30, 2007, the Company recorded exit costs of $0.8 million and $5.0 million, respectively, primarily due to the early termination of a lease in New Jersey and revisions to the amount of estimated cash flows from leased properties in Pennsylvania and New York. In addition, in April 2007, the Company reached a settlement with 202 Centre Street Realty LLC for damages incurred by RCN relating to space that RCN had exited in 2002. At the time the property was exited, the abandoned property, plant and equipment was recorded in “exit costs and restructurings”. Therefore, the portion of the settlement relating to the abandoned property, plant and equipment, $4.3 million, was recorded in “exit costs and restructurings” during the three months ended June 30, 2007, net of legal fees incurred of $1.2 million.
In the three months ended June 30, 2006, the Company exited a facility in Chicago, recording a liability of $1.4 million, and also exited its former headquarters facility in Princeton, New Jersey, recording an exit cost liability of $0.5 million. The Company exited a facility in Boston in the first quarter of 2006, recording a liability of $0.6 million.

The following table presents the activity in the lease fair value and exit costs accounts for the six months ended June 30, 2007:

	(dollars in thousands)
	Lease Fair Value	Exit Costs

Balance, December 31, 2006	$4,926	$9,350
Additional accrued costs	(4)	4,071
Amortization	(439)	(1,331)
Reversals/Recoveries	(359)	(873)

Balance, June 30, 2007	4,124	11,217
Less current portion	751	2,381

Long-term portion June 30, 2007	$3,373	$8,836

The current portion of these liabilities is included in accrued exit costs on the balance sheet and the long-term portion is included in other long-term liabilities.
6.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following at June 30, 2007 and December 31, 2006:

	(dollars in thousands)
	June 30,	December 31,
	2007	2006
Telecommunications plant	$833,061	$786,771
Computer equipment	61,603	55,210
Buildings, leasehold improvements and land	44,713	45,835
Furniture, fixtures and vehicles	28,441	27,960
Construction materials	14,553	20,097
Construction in process	17,166	16,760

Total property, plant and equipment	999,537	952,633
Less accumulated depreciation	(419,836)	(339,061)

Property, plant and equipment, net	$579,701	$613,572

Depreciation expense was $42.6 million and $84.9 million for the three and six months ended June 30, 2007, respectively and was $42.2 million and $87.1 million for the three and six months ended June 30, 2006, respectively. In the first quarter of 2006, the Company recorded an incremental $2.8 million of depreciation expense due to the acceleration of remaining lives of leasehold improvements and other fixed assets in the former headquarters, which the Company exited in April of 2006. Offsetting depreciation expense from fixed asset additions in 2006 and 2007 and assets acquired from CEC in 2006 was a reduction in depreciation expense as a result of assets that became fully depreciated.

7.	INTANGIBLE ASSETS
Intangible assets with indefinite useful lives are tested for impairment annually during the fourth quarter, or more frequently if an event indicates that the asset might be impaired in accordance with SFAS No. 142. The Company uses an income-based approach and discounts the cash flows attributable to the franchise right agreements to estimate their fair value. The impairment test completed in the fourth quarter of 2006 indicated the franchise rights agreements were not impaired. Intangible assets that have finite useful lives are amortized over their useful lives. Intangible assets consisted of the following at June 30, 2007 and December 31, 2006:

		June 30, 2007		December 31, 2006
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization

Customer relationships	4 - 8 years	$68,472	$(39,272)	$66,221	$(32,246)
Trademarks/tradenames	5 years	13,573	(8,162)	13,573	(5,568)
Software	3 years	300	(204)	300	(154)

Subtotal		$82,345	$(47,638)	$80,094	$(37,968)
Franchises	Indefinite life	56,138	—	56,138	—

Total		$138,483	$(47,638)	$136,232	$(37,968)

The increase in customer relationships relates to rights obtained by RCN to provide services to customers in multiple dwelling units on an exclusive or preferred basis for a specified period of time. Amortization expense was $4.9 million and $9.7 million for the three and six months ended June 30, 2007, respectively and $4.8 million and $9.2 million for the three and six months ended June 30, 2006, respectively. Expected amortization expense of finite-lived intangible assets over each of the next five years is as follows:

Year ending June 30,	(dollars in thousands)

2008	$19,445
2009	11,317
2010	2,437
2011	452
2012	281
Thereafter	775
8.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt at June 30, 2007 and December 31, 2006 consists of the following:

	(dollars in thousands)
	June 30,	December 31,
	2007	2006

First-Lien Term Loan	$520,000	$74,625
Second-Lien Convertible Notes	—	125,000
Capital Leases	3,138	3,167

Total	523,138	202,792
Due within one year	5,324	871

Total Long-Term Debt	$517,814	$201,921

Former First-Lien Credit Agreement
Prior to May 25, 2007, the Company’s outstanding obligations pursuant to a First-Lien Credit Agreement with Deutsche Bank, as Administrative Agent, and a group of syndicated lenders, (the “Former First-Lien Credit Agreement”) consisted of a $75 million term loan and a revolving $55 million line of credit. On May 25, 2007, in connection with entering into the new First-Lien Credit Agreement (as discussed below), the Company repaid the full balance outstanding of approximately $74 million and retired the Former First-Lien Credit Agreement. As a result of the repayment of the Former First-Lien Credit Agreement, the Company recognized a loss on extinguishment of debt of $5.1 million, consisting entirely of deferred financing costs.

First-Lien Credit Agreement
On May 25, 2007, the Company entered into a new First-Lien Credit Agreement also with Deutsche Bank, as Administrative Agent, and certain syndicated lenders party thereto (the “First-Lien Credit Agreement”). The First-Lien Credit Agreement provides for term loans to the Company in the aggregate principal amount of $520 million, and a $75 million line of credit, all of which can be used as collateral for letters of credit. The term loan bears interest at the Administrative Agent’s prime lending rate plus an applicable margin or at the Eurodollar rate plus an applicable margin, based on the type of borrowing elected by RCN. The effective rate at June 30, 2007 was 7.61%. The proceeds of the First-Lien Credit Agreement were used to repay all of the outstanding indebtedness under the Former First-Lien Credit Agreement as well as the Second-Lien Convertible Notes, and to pay a special dividend of $9.33 per share of RCN common stock (as discussed further below and in Note 10).
The $520 million of term loans mature in May 2014. In addition, the First-Lien Credit Agreement provides for the availability of a revolving line of credit in the aggregate amount of up to $75 million, approximately half of which is currently utilized for outstanding letters of credit. The obligations of the Company under the First-Lien Credit Agreement are guaranteed by all of its operating subsidiaries and are secured by substantially all of the Company’s assets.
The First-Lien Credit Agreement contains certain covenants that, among other things, limit the ability of RCN and its subsidiaries to incur indebtedness, create liens on its assets, make particular types of investments or other restricted payments, engage in transactions with affiliates, acquire assets, utilize proceeds from asset sales for purposes other than debt reduction except for limited exceptions for reinvestment in the business, merge or consolidate or sell substantially all of the Company’s assets.
The Company was in compliance with all covenants under the First-Lien Credit Agreement as of June 30, 2007.
Second Lien Convertible Notes
On April 27, 2007, the Company commenced a tender offer and consent solicitation to purchase any and all of the outstanding $125 million principal amount of its Second Lien Notes. Under the terms of the tender offer and consent solicitation, holders whose Second-Lien Notes were properly tendered and accepted in the tender offer received, for each $1,000 of principal amount of notes so tendered, (i) $1,133 in cash, (ii) an additional amount in cash equal to the accrued unpaid interest on the notes up to, but excluding, the date on which the notes were purchased, and (iii) 42.63 warrants to purchase shares of the Company’s common stock, with an exercise price equal to $25.16 (subject to adjustment). The entire total outstanding principal amount of the Second-Lien Notes was tendered and accepted for purchase pursuant to RCN’s tender offer and consent solicitation, resulting in the payment of approximately $145 million in cash and the issuance of 5,328,521 warrants to purchase shares of common stock with an exercise price equal to $25.16 (subject to adjustment).
The Company recorded a loss on early extinguishment of debt related to the Second Lien Notes of $58.8 million in the second quarter of 2007, consisting of (i) the fair value of all new warrants issued, totaling $38.4 million, (ii) the cash paid in excess of par value ($133 per $1,000 principal amount), totaling $16.6 million, and (iii) the write-off of deferred financing costs and professional fees, totaling $3.8 million.
At June 30, 2007, contractual annual maturities of long-term debt and capital lease obligations over the next five years are as follows:

(dollars in thousands)
Contractual Maturities	Amount
For the year ending June 30,
2008	$5,324
2009	5,373
2010	5,355
2011	5,371
2012	5,389
Thereafter	496,326

Total	$523,138

9.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
On May 29, 2007, the Company entered into three interest rate swap agreements with an initial notional amount of $345 million to partially mitigate the variability of cash flows in interest payments due to changes in the LIBOR interest rate on the First-Lien term loans. The interest rate swap agreements have a seven year term with an amortizing notional amount which adjusts down on the dates payments are due on the underlying term loan. Under the terms of the swap agreements, on specified dates, RCN submits interest payments calculated using a fixed rate of 5.319% plus the applicable margin, and receives payments equal to 3-month LIBOR. These interest rate swap agreements qualify for hedge accounting using the short-cut method since the swap terms match the critical terms of the hedged debt. Accordingly, there was no net effect on the Company’s results of operations for the three months ended June 30, 2007. As of June 30, 2007, the swap agreements have a fair value of $2.4 million.

10.	STOCKHOLDERS’ EQUITY AND STOCK- BASED COMPENSATION
RCN Common Stock
As described more fully in Note 8, on May 25, 2007, the Company issued 5,328,521 warrants to purchase shares of common stock with an exercise price equal to $25.16 (subject to adjustment) to the former holders of its Second Lien Notes, which expire on June 21, 2012.
Also on May 25, 2007, the Company declared a dividend of $9.33 per share of outstanding Common Stock (the “Dividend”), which was paid on June 11, 2007. Due to the magnitude of the Dividend, the dividend “ex” date (the date on which the price of the Common Stock on the NASDAQ Global Select Market was adjusted due to the payment of the Dividend) was June 12, 2007. Pursuant to the Warrant Agreement, this adjustment to the price of the Common Stock resulted in an adjustment to both the exercise price of the warrants and the number of shares of the Common Stock for which the warrants are exercisable. Immediately prior to the dividend “ex” date, the warrants were exercisable for one share of Common Stock at a price of $25.16 per share. Following the adjustments caused by the Dividend, the warrants are currently exercisable for approximately 1.50478 shares of Common Stock (8,018,276 total shares) at a price per share of $16.72.
RCN Stock-Based Compensation
Total compensation expense for stock-based payment arrangements recognized for the three and six months ended June 30, 2007 was $6.5 million and $11.8 million, respectively, compared to $4.5 million and $9.7 million for the three and six months ended June 30, 2006, respectively. As discussed below, the increase was primarily related to the incremental expense recognized due to the modification made in connection with the payment of the special dividend. The incremental expense totaled $1.1 million.
As of June 30, 2007, total unamortized stock-based compensation expense related to both stock options and restricted stock totaled $36.8 million, which includes $13.6 million of incremental expense as a result of the modification discussed below. The unamortized expense of $36.8 million will be recognized through the first quarter of 2010. The Company expects to recognize approximately $20.0 million for the remainder of calendar year 2007 as well as $12.6 million, $3.9 million and $0.3 million in compensation expense based on outstanding grants under the Stock Plan in the years ended December 31, 2008, 2009 and 2010, respectively.
In accordance with SFAS No. 123R, “Share-Based Payments”, the Company is required to recognize compensation expense for stock-based compensation issued to or purchased by employees, net of estimated forfeitures, using a fair value method. When estimating forfeitures, the Company considers voluntary termination behavior as well as actual option forfeitures. Any adjustments to the forfeiture rate result in a cumulative adjustment in compensation cost in the period the estimate is revised. RCN had followed the recognition provisions of SFAS No. 123 since January 1, 2000. Effective with the adoption of the RCN Stock Compensation Plan (“Stock Plan”) in the third quarter of 2005, the Company adopted the provisions of SFAS No. 123R.
Stock Options
The Stock Plan currently allows for the issuance of up to 8,327,799 shares of the Company’s stock in the form of stock options or restricted stock. This includes an increase of 2,163,381 authorized shares as approved by stockholders at the Annual Meeting of Stockholders of the Company held on June 5, 2007, as well as an increase of 1,327,799 authorized shares as a result of the antidilution modification in connection with the special dividend (see details below). The maximum term of stock options is ten years. As of June 30, 2007, the Company had outstanding options to purchase a total of 3,834,318 shares of common stock under the RCN Stock Plan and 2,651,019 shares remaining available for future issuances.
As described above, on May 25, 2007, RCN declared a special cash dividend of $9.33 per share on all of the issued and outstanding common stock, or an aggregate of approximately $347 million, which was paid on June 11, 2007, and excludes up to approximately $5 million to be paid in the future upon vesting of currently unvested employee restricted stock awards. In connection with the special dividend, the Compensation Committee of the Board of Directors of the Company approved anti-dilution adjustments to outstanding stock option awards pursuant to the Company’s equity-based compensation plans to take into account the payment of the special cash dividend. Outstanding stock option awards were adjusted on June 12, 2007 (the ex-dividend date), by reducing the exercise price and increasing the number of shares issuable upon the exercise of each option, in accordance with safe harbor provisions of Section 409A of the Internal Revenue Code, such that the aggregate difference between the market price and exercise price times the number of shares issuable upon exercise was substantially the same immediately before and after the payment of the special dividend. The antidilution modification made with respect to such options resulted in a decrease in the weighted average exercise price from $23.69 to $15.58 and an increase in the aggregate number of shares issuable upon exercise of such options by 1,327,799. Since RCN’s Stock Plan permits, but does not require, antidilution modifications, FAS 123R requires a comparison of the fair value of each award immediately prior to and after the date of modification, assuming the value immediately prior to modification contains no antidilution protection, and the value immediately after modification contains full antidilution protection. This comparison resulted in an aggregate difference of $14.7 million, despite the fact that the aggregate difference between the market price and exercise price times the number of shares issuable upon exercise was substantially the same immediately before and after the modification. Of the $14.7 million, $1.1 million was recorded as compensation expense in the three months ended June 30, 2007 and the remaining amount will be recognized ratably over the remaining requisite service period.
The following table summarizes the Company’s option activity during the six months ended June 30, 2007:

		Weighted
		average
	Number of	exercise price
	options	per option
Awards Outstanding, December 31, 2006	2,963,674	$23.37
Granted	—	—
Exercised	(249,677)	19.69
Forfeitures	(207,478)	22.11
Special dividend adjustment	1,327,799	15.58

Awards Outstanding, June 30, 2007	3,834,318	$15.58

The following table summarizes the Company’s outstanding and exercisable stock options as of June 30, 2007:

Options Outstanding				Options Exercisable
	Number	Remaining
Exercise price	outstanding at	contractual life		As of
of Options	6/30/2007	(years)	Exercise price	6/30/2007	Exercise price
$12.36	625,321	4.90	$12.36	277,738	$12.36
$13.79	1,455,970	4.90	$13.79	947,906	$13.79
$14.29	312,211	5.42	$14.29	121,458	$14.29
$16.63	121,739	5.75	$16.63	40,578	$16.63
$17.42	522,308	5.94	$17.42	131,673	$17.42
$19.78	161,837	6.43	$19.78	—	$19.78
$20.68	634,932	4.51	$20.68	423,288	$20.68

$12.36 - $ 20.68	3,834,318	5.11	$15.58	1,942,641	$15.42

The Company values its stock options using both the Black Scholes and Lattice Model valuation methods. Total compensation expense for these stock-based payment arrangements, included in selling, general and administrative expense on the Condensed Consolidated Statement of Operations was $4.0 million and $6.9 million for the three and six months ended June 30, 2007, respectively, compared to $3.7 million and $7.1 million for the three and six months ended June 30, 2006, respectively. Unamortized stock-based compensation expense at June 30, 2007 totaled $24.7 million and will be amortized through the fourth quarter of 2009.
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
For the three and six months ended June 30, 2007, the Company recorded expense of $2.5 million and $4.9 million, respectively, and $0.8 million and $2.5 million for the three and six months ended June 30, 2006, respectively, for the amortization of restricted stock grants, included in selling, general and administrative expense on the Condensed Consolidated Statements of Operations. As of June 30, 2007, unamortized expense totaled $12.1 million and will be amortized through the first quarter of 2010.

11.	INCOME TAXES
For the three and six months ended June 30, 2007, the Company’s provision for income taxes was $0 and a benefit of $0.5 million, respectively, all of which is attributable to changes in the deferred tax liability provided for the Company’s indefinite lived intangibles. For the three and six months ended June 30, 2006, the Company’s provision for income taxes was $0 and $7.4 million, respectively, all of which was attributable to foreign taxes on the sale of the Company’s Megacable and MCM interests. The gain on the sale of discontinued operations recorded in the three months ended March 31, 2007 included a tax benefit of $0.2 million, all of which was related to the removal of a deferred tax liability provided for the Company’s San Francisco indefinite lived intangibles. The balance of the deferred tax liability included in other long-term liabilities is $23.3 million as of June 30, 2007.
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
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material effect on the Company’s condensed consolidated financial position or results of operation. The statute of limitations for the Company’s U.S. federal income tax return and certain state income tax returns including, among others, California, Illinois, New York and Virginia remain open for tax years 2003 and after.
12.	COMMITMENTS AND CONTINGENCIES
Total rental expense (net of sublease income), primarily for facilities, was $3.6 million and $4.2 million for the three months ended June 30, 2007 and 2006, respectively. Total rental expense (net of sublease income), primarily for facilities, was $7.4 million and $7.9 million for the six months ended June 30, 2007 and 2006, respectively.
RCN had outstanding letters of credit in an aggregate face amount of $41.3 million as of June 30, 2007 relating to the Company’s workmen’s compensation and employee liability insurance policies, real estate lease obligations, right of way obligations, and license and permit obligations to governmental agencies.
Litigation
ERISA Class Action
In September 2004, as part of RCN’s Chapter 11 bankruptcy proceedings, certain participants and beneficiaries of the former RCN Savings and Stock Ownership Plan (the “Savings Plan”) asserted claims against the Company and its current and former directors, officers, employee administrators, and managers for alleged violations of the Employee Retirement Income Security Act of 1974 (as amended, “ERISA”). The plaintiffs generally alleged that the defendants breached their fiduciary duties by failing to properly manage and monitor the Savings Plan in light of the drop in the trading price of the Company’s then-outstanding common stock, which comprised a portion of the aggregate contributions made to the Savings Plan.
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

On March 14, 2007, the Company reached a tentative settlement of the Class Action Complaint. The settlement agreement was executed on July 19, 2007, and is subject to judicial and other related approvals. In accordance with the terms of the settlement agreement, the cost of substantially all of the settlement will be paid by the Company’s insurance carrier under the terms of its applicable insurance policies and therefore, will not have a material impact on its financial condition, results of operations or liquidity.
Centre Street Realty
On November 8, 2006, the United States Court of Appeals for the Second Circuit awarded RCN approximately $5.1 million in damages plus prejudgment interest as the result of a lawsuit brought by RCN in 2002 against 202 Centre Street Realty LLC. RCN had filed suit against Centre Street Realty to recover damages caused by Centre Street Realty’s breach of the parties’ lease by Centre Street Realty’s failure to upgrade the electrical power in the building where RCN was to operate a telecommunications hub site. In April 2007, the case was settled for $4.6 million and payment was received by the Company as of June 30, 2007.
City of Chicago Franchise Fee
RCN, like most if not all other cable providers, currently do not pay a franchise fee on the Company’s cable modem Internet access services on the basis that the FCC has determined that such Internet services are not “cable services” as defined in the Communications Act. RCN’s position has been challenged by the City of Chicago, which has brought suit against RCN-Chicago, as well as AT&T Broadband (now Comcast), the incumbent cable operator in RCN-Chicago’s franchised service area, and the other franchised cable television operator in the City of Chicago (collectively, the “Defendants”). The Defendants removed the action to federal court and succeeded initially in obtaining dismissal of the action on the ground that cable modem service, as a matter of law, is not a “cable television service” within the scope of the franchise agreements and therefore cannot be subject to the agreements’ franchise fee provision, which by its express terms is to be interpreted and applied in accordance with the Communications Act. The City of Chicago appealed both the removal to federal District Court and the District Court’s dismissal of its case to the U.S. Seventh Circuit Court of Appeals. On October 1, 2004, the Seventh Circuit vacated on jurisdictional grounds the District Court’s decision dismissing the City of Chicago’s claims, and remanded the case back to the Circuit Court for Cook County, Illinois, for further proceedings. The Seventh Circuit expressed no opinion on the merits of the case. The City of Chicago then re-filed its case in the Cook County Circuit Court. The Cook County Circuit Court on October 5, 2005, also dismissed the City’s complaint, and the City appealed the Circuit Court’s dismissal to the Illinois Appellate Court. On May 17, 2007, the Illinois Appellate Court reversed the judgment of the trial court, finding that the franchise agreements are valid contracts under state law and the agreements are not preempted by federal law (including the Communications Act). The Appellate Court further ruled that the Defendants are in violation of their contractual terms under the franchise agreements by nonpayment of franchise fees on cable modem service since April 2002. On June 21, 2007, Comcast filed a Petition for Rehearing of that decision and the Company is waiting for a ruling on that petition from the Appellate Court. In the event that the decision is not reversed on rehearing, RCN and the other parties will likely file petitions for leave to appeal to the Illinois Supreme Court. The Company cannot predict the outcome of such proceedings.
If the City of Chicago ultimately prevails on its complaint, cable operators in Chicago, including RCN-Chicago, would need to pay a 5% franchise fee on all cable modem revenues, which would likely be passed through to cable modem customers going forward. In the event that RCN-Chicago were required to pay these fees retroactively, it is unlikely that it would be able to recover such fees from its customers. The final disposition of this case is not expected to have a material adverse effect on RCN’s consolidated financial position, but could possibly be material to RCN’s consolidated results of operations in any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.
RCN is party to various other legal proceedings that arise in the normal course of business. In the opinion of management, none of these proceedings, individually or in the aggregate, are likely to have a material adverse effect on the financial position or results of operations or liquidity of RCN.
Regulatory Issues
Digital Set-Top Box Regulation
Currently, most cable subscribers access digital cable services through a leased set-top box that integrates cable network security with channel navigation functions. FCC regulations that became effective on July 1, 2007 impose an “integration ban” that requires that new set-top boxes distributed after July 1, 2007 to cable subscribers incorporate separate security and navigation functions. Comcast, the National Cable Television Association, Verizon and a number of smaller cable operators, including RCN, sought waivers of these regulations. The FCC granted RCN a one-year waiver of these rules for the most basic set-top box that the Company provides to its customers on the grounds that, among other things, the Company’s cost would otherwise be approximately three times the cost that the Company pays for an integrated set-top box and would therefore present a financial hardship for RCN. RCN’s waiver may be extended by the FCC if the Company demonstrates good cause for an extension, but there can be no assurance that the FCC will grant such a waiver beyond July 1, 2008.

RCN’s waiver does not pertain to the advanced set top boxes that incorporate high definition (“HD”) and digital video recording (“DVR”) capabilities, and its cost to provide those boxes will increase as a result of the integration ban. The waiver requests of the incumbent cable operators with whom the Company competes in each of its markets were denied by the FCC, and the rules, and therefore the higher equipment costs, are therefore already in effect for them with respect to all of the set top boxes they deploy, including the most basic box for which RCN received a waiver. However, the FCC granted Verizon’s waiver petition for all of the set top boxes that it deploys on the condition that Verizon commit to having an all digital network by February 2009 and cease offering consumers the convenience of having analog service at any of their televisions by that date, which conditions do not apply to the Company’s waiver.
Customer Proprietary Network Information
By order published in the Federal Register on June 8, 2007, the Federal Communication Commission revised and adopted additional rules implementing section 222 of the Communications Act, which governs the Company’s use of and disclosure of customer proprietary network information (“CPNI”). In order to comply with these new CPNI rules by the anticipated December 8, 2007 effective date, the Company will need to change some of its business, marketing and back-office procedures relating to the use of CPNI for customer service and marketing purposes. The Company is currently evaluating these potential changes. These changes likely will include software modifications and retraining of employees and agents who handle CPNI. Specifically, these CPNI rules will require RCN to implement new customer authentication procedures that include the use of customer-specific passwords for certain purposes, and will require RCN to implement policies and procedures to alert customers to specified account changes and to alert law enforcement and customers in the event of data security breaches. The new rules also could affect the manner in which RCN shares CPNI with third party vendors and may require amendments to contracts with such vendors. The Company is required to report annually to the FCC information regarding its compliance with the CPNI rules.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes for the three months ended June 30, 2007 contained in this Quarterly Report on Form 10-Q (the “Report”), and with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC” or the “Commission”) on March 15, 2007.
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
Overview
RCN is a facilities-based, competitive provider of video, high-speed data and voice services. We provide these services over our own fiber-optic local network to approximately 409,000 residential and small business customers in Boston, New York, eastern Pennsylvania, Washington, D.C., and Chicago. We are one of the largest competitive providers of telecommunications services to residential customers in each of our geographic markets. Our residential network passes approximately 1.3 million homes. Of our 409,000 subscribers, approximately 67% subscribe to two or more of our services, referred to as “bundles”, with the remainder subscribing to only one service. RCN Business Solutions also provides bulk video, high capacity data and voice services in the same markets discussed above to Fortune 1000 and medium-sized business customers.
The consolidated financial statements include the accounts of RCN and its consolidated subsidiaries. All intercompany transactions and balances among consolidated entities have been eliminated.
Refer to Note 2 in our condensed consolidated financial statements for information about acquisitions and dispositions.
Dividends and Recapitalization
On May 25, 2007, we completed our recapitalization initiative, which included a new $595 million senior secured credit facility, consisting of a $520 million term loan and a $75 million revolving line of credit. The new facility, along with cash on hand, was used to repay the then existing First-Lien term loan, totaling $74 million, pay the cash portion of the consideration to holders who tendered their Second-Lien Convertible Notes, totaling approximately $145 million, as well as a special cash dividend, of $9.33 per share on all issued and outstanding RCN common stock, totaling approximately $347 million, paid on June 11, 2007. An additional dividend amount of $4.5 million will be paid upon vesting of employee restricted stock. Our Board of Directors has also approved an authorization to purchase up to $25 million of common stock in the open market. To date, there have been no repurchases made under this authorization. The timing and amount of any future open market repurchases will be determined by management based on its evaluation of market conditions, then prevailing share prices and other factors.
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
Discussion of KPIs
Our high-speed data product remained strong, as high-speed data RGUs grew 28,000, or 11.6%, from June 30, 2006 to June 30, 2007. This growth was driven by our overall customer growth, our ability to offer wide range of data products to residential and small business customers, as well as trends in the broadband industry, where overall penetration has increased steadily over the past several years. Video RGUs increased by 3,000 or 0.9%, over the same period, driven primarily by an increase in total customers. Voice RGUs declined 4,000, or 1.6%, since June 30, 2006, primarily as a result of customers dropping second phone lines, switching to lower cost providers, adopting VoIP voice products, and migrating to wireless solutions. Customers increased by 10,000, or 2.5%, from June 30, 2006 to June 30, 2007 driven by a combination of lower churn and increased sales, due to increased focus on sales and marketing execution, retention tactics, and investments in new and rebuilt homes. ARPC growth was driven mainly by our annual video rate increase to offset annual increases in programming costs, higher cable modem penetration, and increased take rates on value added products and services such as our digital set-top, HD and DVR boxes, and video-on-demand.

	June 30,	June 30,
	2007	2006

Basic Video RGUs [1]	355,000	352,000

Data RGUs [1]	270,000	242,000

Voice RGUs [1]	248,000	252,000

Total RGUs (Excluding Digital) [1]	873,000	846,000

Customers [2]	409,000	399,000

Average Revenue Per Customer [3]	$109	$108

Average RGUs Per Customer [4]	2.1	2.1

(1)	RGUs are all video, high-speed data, and voice connections provided to residential households and businesses. Dial-up Internet and long distance voice services are not included. Additional telephone lines are each counted as a RGU, but additional room hook-ups for video service are not counted. For bulk arrangements in residential Multiple Dwelling Units (“MDUs”), the number of RGUs is based on the number of video, high-speed data and voice connections provided and paid for in that MDU. Commercial structures such as hotels and offices are counted as one RGU regardless of how many units are in the structure. Delinquent accounts are generally disconnected and no longer counted as RGUs after a set period of time in accordance with our credit and disconnection policies. RGUs may include customers receiving some services for free or at a reduced rate in connection with promotional offers or bulk arrangements. RGUs provided free of charge under courtesy account arrangements are not counted, but additional services paid for are counted.

(2)	A “Customer” is a residential household or business that has at least one paid video, high-speed data or local voice connection. Customers with only Dial-up Internet or long distance voice service are not included. For bulk arrangements in residential MDUs, each unit for which service is provided and paid for is counted as a Customer. Commercial structures such as hotels and offices are counted as one Customer regardless of how many units are in the structure. Delinquent accounts are generally disconnected and no longer counted as Customers after a set period of time in accordance with our credit and disconnection policies.

(3)	Average Revenue per Customer is total revenue for a given monthly period (excluding Dial-up Internet, reciprocal compensation and certain commercial revenue) divided by the average number of Customers for the period.

(4)	Average RGUs per Customer is the total number of RGUs divided by the number of Customers.
Results of Operations
The financial information presented in this quarterly report comprises the unaudited condensed consolidated financial information for the three and six months ended June 30, 2007 and 2006.
Approximately 95% of our revenue for the six months ended June 30, 2007 is attributable to recurring monthly charges for services provided to residential and commercial customers. The remaining 5% of our revenue is attributable to charges for usage-based services.
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

RCN CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	For the three months ended June 30,
	2007	2006
Revenues	$159,153	$149,352
Costs and expenses:
Direct expenses	54,271	47,795
Selling, general and administrative (including stock-based compensation of $6,513 and $4,507)	69,817	71,538
(Recoveries) impairments, exit costs and restructuring	(2,228)	2,103
Depreciation and amortization	47,522	46,982

Operating loss	(10,229)	(19,066)

Investment income	2,840	1,335
Interest expense	(6,885)	(4,944)
Loss on sale of assets	(509)	(414)
Loss on early extinguishment of debt	(63,928)	(3,183)
Other (expense) income, net	(794)	13

Loss from continuing operations before income taxes	(79,505)	(26,259)
Income tax expense	—	—

Loss from continuing operations	(79,505)	(26,259)
Income from discontinued operations, net of tax	(260)	952

Net (loss) income	$(79,765)	$(25,307)

	For the six months ended June 30,
	2007	2006
Revenues	$312,490	$285,175
Costs and expenses:
Direct expenses	107,352	95,245
Selling, general and administrative (including stock-based compensation of $11,768 and $9,666)	139,213	139,460
Impairments, exit costs and restructuring	2,064	3,326
Depreciation and amortization	94,596	96,324

Operating loss	(30,735)	(49,180)

Investment income	4,734	3,092
Interest expense	(11,084)	(16,049)
Gain on sale of investment in unconsolidated entity	—	125,377
Loss on sale of assets	(648)	—
Loss on early extinguishment of debt	(63,928)	(19,251)
Other expense, net	(794)	(1,838)

(Loss) income from continuing operations before income taxes	(102,455)	42,151
Income tax (benefit) expense	(511)	7,467

Net (loss) income from continuing operations	(101,944)	34,684
Income from discontinued operations, net of tax	1,787	971
Gain on sale of discontinued operations, net of tax	15,744	—

Net (loss) income	$(84,413)	$35,655

Revenues
Revenue increased $9.8 million, or 6.6%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 and increased $27.3 million, or 9.6%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.
Core residential revenue increased $4.1 million, or 3.3%, for the three months ended June 30, 2007, and increased $10.5 million, or 4.3%, for the six months ended June 30, 2007. The increase was due to an increase in ARPC and an increase in the average number of customers compared to 2006. The increase in ARPC, which was driven primarily by price increases and higher cable modem penetration, resulted in increased revenue of $1.0 million and $5.5 million for the three and six-month periods ended June 30, 2007. The increase in average customers resulted in increased revenue of $3.0 million and $4.9 million for the three and six-month periods ended June 30, 2007. Partially offsetting these increases was a decline in voice penetration and average revenue per voice RGU as customers have migrated to lower priced voice plans, wireless solutions, lower cost solutions and usage has declined.
Commercial revenue increased $2.5 million, or 12.6%, for the three months ended June 30, 2007, and increased $15.2 million, or 52.1%, for the six months ended June 30, 2007. The increase in commercial revenue for the six months ended June 30, 2007 was primarily due to the acquisition of CEC completed on March 17, 2006. Increased sales of transport services contributed to the remaining increase in commercial revenue.
Consistent with industry trends, dial-up revenue decreased by $1.0 million and $2.2 million, respectively, for the three and six months ended June 30, 2007, as the number of dial-up customers continued to decline. Reciprocal compensation revenue, which is impacted to a large degree by dial up usage, decreased $0.1 million and $0.5 million for the three and six months ended June 30, 2007, respectively, excluding a $4.4 million benefit recognized during the three months ended June 30, 2007 related to a reciprocal compensation agreement.

	Revenue
	For the three months ended June 30,
			Fav(unfav)
	2007	2006	Variance	Var %
Video	$66,391	$62,244	$4,147	6.7%
Data	32,639	30,021	2,618	8.7%
Voice	27,957	30,449	(2,492)	(8.2%)
Other	1,851	1,994	(143)	(7.2%)

Total Core Residential	128,838	124,708	4,130	3.3%

Commercial	22,763	20,222	2,541	12.6%
Dial-Up	2,316	3,352	(1,036)	(30.9%)
Recip Comp / Other	5,236	1,070	4,166	389.3%

Total	$159,153	$149,352	$9,801	6.6%

	Revenue
	For the six months ended June 30,
			Fav (unfav)
	2007	2006	Variance	Var %
Video	$132,451	$122,811	$9,640	7.8%
Data	64,810	57,752	7,058	12.2%
Voice	56,388	62,344	(5,956)	(9.6%)
Other	3,397	3,612	(215)	(6.0%)

Total Core Residential	257,046	246,519	10,527	4.3%

Commercial	44,413	29,201	15,212	52.1%
Dial-Up	4,878	7,114	(2,236)	(31.4%)
Recip Comp / Other	6,153	2,341	3,812	162.8%

Total	$312,490	$285,175	$27,315	9.6%

Direct Expenses
Direct expenses increased $6.5 million, or 13.5%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, and increased $12.1 million, or 12.7%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Part of this increase is due to the impact of vendor settlements, which were $2.2 million for both the three and six months ended June 30, 2007, as compared to $5.2 million and $6.8 million for the three and six months ended June 30, 2006, respectively. Excluding these settlements, direct expenses increased $3.5 million, or 6.6% for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 and increased $7.5 million, or 7.4%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase in the three months ending June 30, 2007 was partially driven by higher franchise fees of $1.5 million, consisting primarily of prior year obligations identified during an audit. The year-to-date increases are also related to increases in network costs due to the acquisition of CEC in March 2006. In addition, increases in the average programming cost per subscriber and higher average video RGUs resulted in higher video direct costs for the three and six months ended June 30, 2007 totaling $2.8 million and $3.4 million, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) decreased $1.7 million, or 2.4%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, and decreased $0.2 million, or 0.2%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Excluding the impact of the acquisition of CEC and stock-based compensation, SG&A decreased $3.7 million, or 5.6%, for the three months ended June 30, 2007, and decreased $8.6 million, or 6.7%, for the six months ended June 30, 2007.
The most significant contributor to the decline for the three-month period was a $2.2 million reduction in property taxes due to favorable changes in our filing status in two jurisdictions. Total employee related expenses and outside labor decreased $0.8 million. Reductions related to marketing, legal and litigation, building related expenses, insurance and other administrative costs totaled $2.4 million. Offsetting these declines were increases related to network maintenance, bad debt and other costs which totaled $1.7 million.
The most significant contributor to the decline for the six-month period was a $4.1 million reduction in property taxes. Total employee related expenses and outside labor decreased $2.8 million. Reductions related to marketing, legal and litigation, vehicle related expenses and other administrative costs totaled $3.6 million. Offsetting these declines was an increase in network maintenance of $1.0 million and increases in insurance and certain other costs, which totaled $0.9 million.

	SG&A
	For the three months ended June 30,
			Fav/(unfav)
	2007	2006	Variance	Var %
Network operations and construction	$24,746	$24,555	$(191)	(0.8%)
Sales and marketing	13,512	13,399	(113)	(0.8%)
Customer service	5,282	5,089	(193)	(3.8%)
General and administrative	19,764	23,988	4,224	17.6%
Stock-based compensation	6,513	4,507	(2,006)	(44.5%)

Total SG&A	$69,817	$71,538	$1,721	2.4%

	SG&A
	For the six months ended June 30,
			Fav/(unfav)
	2007	2006	Variance	Var %
Network operations and construction	$48,291	$45,453	$(2,838)	(6.2%)
Sales and marketing	26,291	24,441	(1,850)	(7.6%)
Customer service	11,038	10,609	(429)	(4.0%)
General and administrative	41,825	49,291	7,466	15.1%
Stock-based compensation	11,768	9,666	(2,102)	(21.7%)

Total SG&A	$139,213	$139,460	$247	0.2%

Impairments, Exit Costs and Restructuring
During the three and six months ended June 30, 2007, we recorded exit costs of $0.8 million and $5.0 million, respectively primarily due to the early termination of a lease in New Jersey and revisions to the amount of estimated cash flows from leased properties in Pennsylvania and New York. In addition, in April 2007, we reached a settlement with 202 Centre Street Realty LLC, for damages incurred by RCN relating to space that RCN had exited in 2002. At the time the property was exited, the abandoned property, plant and equipment was recorded in “exit costs and restructurings”. Therefore, the portion of the settlement relating to the abandoned property, plant and equipment, $4.3 million, was recorded in “exit costs and restructurings” during the three months ended June 30, 2007, net of legal fees incurred of $1.2 million.
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
Depreciation and Amortization
Depreciation and amortization expense increased $0.5 million, or 1.1%, to $47.5 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, and decreased $1.7 million, or 1.8%, to $94.6 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. In the first quarter of 2006, an incremental $2.8 million of depreciation expense was recorded due to the acceleration of remaining lives of leasehold improvements and other fixed assets in the former headquarters which we exited in April of 2006. Offsetting depreciation expense from fixed asset additions in 2006 and 2007 and assets acquired from CEC in 2006 was a reduction in depreciation expense as a result of assets that became fully depreciated.
Investment Income
Investment income increased $1.5 million to $2.8 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, and increased $1.6 million to $4.7 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase is due to the additional income earned as a result of the timing between our First Lien Issuance on May 25, 2007 and the payment of a dividend on June 11, 2007 as well as an overall increase in interest rates.
Interest Expense
Interest expense for the three months ended June 30, 2007 increased $1.9 million as compared to the three months ended June 30, 2006 reflecting the increase in our debt balance from $203 million to $523 million. Interest expense for the six months ended June 30, 2007 decreased $5.0 million as compared to the six months ended June 30, 2006, primarily due to the timing of our debt reduction initiatives in March 2006. This decrease was partially offset by the $320 million increase in the Company’s debt balance in May 2007.
The effective interest rate on our average long-term debt balance of $523 million in the second quarter 2007 was 7.61%. The effective interest rate includes the effect of interest rate swap agreements.
Gain on sale of investment in unconsolidated entity
In the first quarter of 2006, we recorded a gain of $125.4 million as a result of the sale of our 48.93% interest in Megacable.
Loss on the early extinguishment of debt
In connection with the repayment of our Former First-Lien Credit Agreement and successful tender offer and consent solicitation for our Second-Lien Convertible Notes, we recognized a loss on extinguishment of debt of $63.9 million during the three month period ended June 30, 2007, consisting of (i) the fair value of all new warrants issued, totaling $38.4 million, (ii) the cash paid in excess of par value ($133 per $1,000 principal amount), totaling $16.6 million, and (iii) the write-off of deferred financing costs and professional fees, totaling $8.9 million.
During the three and six-month periods ended June 30, 2006, we recognized a loss on extinguishment of debt of $3.2 million and $19.3 million, respectively, in connection with the repayment of our Former First-Lien Credit Agreement and Third-Lien Term Loan. The losses recognized consisted of early payment penalties of $0.7 million and $6.5 million and the write-off of deferred financing costs of $2.5 million and $12.8 million during the three and six-month periods ended June 30, 2006, respectively.

Other expense, net
Other expense, net primarily includes losses on sale of assets primarily on the sale of customer premise equipment.
Discontinued Operations
On March 13, 2007, we completed the sale of our San Francisco, California properties to Astound Broadband LLC, a subsidiary of Wave Broadband LLC (“Wave”) for cash consideration of approximately $45 million and recorded an after-tax gain on this transaction of $15.7 million. During the third quarter of 2006, we also decided to exit the Los Angeles, California market. We expect to have completely exited the Los Angeles market by the end of the third quarter of 2007. The revenues and expenses from each of these properties have, along with associated income taxes, been removed from continuing operations and reclassified into a single line item on the Condensed Consolidated Statements of Operations as “Income from discontinued operations, net” in each period presented.
Liquidity and Capital Resources

	June 30,	December 31,
	2007	2006

Cash, cash equivalents and short-term investments	$123,126	$124,515
Debt (including current maturities and capital lease obligations)	523,138	202,792
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
Operating Activities
Net cash provided by operating activities was $53.4 million for the six months ended June 30, 2007, an increase of $39.5 million over cash provided by operating activities for the six months ended June 30, 2006. The increase reflects improved earnings from operations, improved collections on accounts receivables, and proceeds from the Centre Street settlement.
During the six months ended June 30, 2007 and 2006, we made cash payments for interest totaling $15.5 million and $13.7 million, respectively. Our cash paid for interest will increase in 2007 as our average debt balance has increased significantly in connection with our new First-Lien credit agreement. We expect to incur an additional $21 million in interest expense during the second half of 2007.
Investing Activities
Net cash used in investing activities was $40.2 million in the six months ended June 30, 2007, primarily from $52.6 million in additions to property, plant and equipment and an increase of short term investments of $31.4 million, offset by $45.0 million in proceeds from the sale of discontinued operations and other assets. For the six months ended June 30, 2006, net cash provided by investing activities was $264.2 million, primarily reflecting $307.5 million in proceeds from the sale of our interests in Megacable and MCM, and a $25.7 million decrease in short-term investments and investments restricted for debt service, offset by $37.3 million for the purchase of CEC and $31.0 million in capital spending. The year-over-year increase in capital spending of $20.5 million was primarily driven by investments in commercial and residential network expansions to fuel organic growth as well as higher spending on customer premise equipment and installations, due to higher install volumes and increased penetration of digital equipment.
Financing Activities
Net cash used in financing activities was $46.0 million for the six months ended June 30, 2007, primarily from $347.0 million in cash used to pay a special dividend and $216.3 million for the repayment of debt (see discussion below), offset by $520.0 million in debt proceeds. Net cash used in financing activities for the six months ended June 30, 2006 was $298.9 million reflecting $372.1 million in repayments under our former First-Lien Credit Agreement, former Third-Lien Term Loan, and capital lease obligations (including $6.5 million in prepayment penalties), and $1.4 million for the purchase of treasury stock, offset by net proceeds of $70.6 million from the new First-Lien Credit Agreement and $4.0 million in proceeds from stock option exercises.

From time to time, we may evaluate certain strategic actions that would enhance our value, including selling assets and acquiring or merging with another entity. Under the terms of our credit facility, the proceeds of asset sales are required, with certain exceptions, to be used to pay down the credit facility. In certain cases, acquisitions or mergers would require approval of our current lenders and our current stockholders. As of June 30, 2007, we have $33.7 million of available borrowing capacity under the $75 million revolving line of credit within the First-Lien Credit Agreement. We have no assurance that our lenders and stockholders would give us approval to pursue acquisitions or mergers, nor can we be assured that we would be able to raise any funds necessary to undertake such acquisitions or mergers at terms favorable to us, if at all.
Description of Outstanding Debt
As of June 30, 2007, our total debt was approximately $523.1 million, including $3.1 million of capital lease obligations. The following is a description of our debt and significant terms contained in the related agreements.
Former First-Lien Credit Agreement
Prior to May 25, 2007, our outstanding obligations pursuant to a First-Lien Credit Agreement with Deutsche Bank, as Administrative Agent, and a group of syndicated lenders (the “Former First-Lien Credit Agreement) consisted of a $75 million term loan and a revolving $55 million line of credit. On May 25, 2007, in connection with entering into the new First-Lien Credit Agreement (as discussed below), the Company repaid the full balance outstanding of approximately $74 million and retired the Former First-Lien Credit Agreement.
First-Lien Credit Agreement
On May 25, 2007, we entered into a new First-Lien Credit Agreement also with Deutsche Bank as Administrative Agent, and certain syndicated lenders party thereto (the “First-Lien Credit Agreement”). The First-Lien Credit Agreement provides for term loans to the Company in the aggregate principal amount of $520 million, and a $75 million line of credit, all of which can be used as collateral for letters of credit. The term loan bears interest at the Administrative Agent’s prime lending rate plus an applicable margin or at the Eurodollar rate plus an applicable margin, based on the type of borrowing elected by us. The effective rate at June 30, 2007 was 7.61%. The proceeds of the First-Lien Credit Agreement were used to repay all of the outstanding indebtedness under the Former First-Lien Credit Agreement as well as the Second-Lien Convertible Notes, and to pay a special dividend of $9.33 per share of RCN common stock (as discussed further below and in Note 10).
The $520 million of term loans mature in May 2014. In addition, the First-Lien Credit Agreement provides for the availability of a revolving line of credit in the aggregate amount of up to $75 million, approximately half of which is currently utilized for outstanding letters of credit. The obligations of the Company under the First-Lien Credit Agreement are guaranteed by all of our operating subsidiaries and are secured by substantially all of the Company’s assets.
The First-Lien Credit Agreement contains certain covenants that, among other things, limit the ability of us and our subsidiaries to incur indebtedness, create liens on our assets, make particular types of investments or other restricted payments, engage in transactions with affiliates, acquire assets, utilize proceeds from asset sales for purposes other than debt reduction except for limited exceptions for reinvestment in the business, merge or consolidate or sell substantially all of our assets.
We are in compliance with all covenants under the First-Lien Credit Agreement as of June 30, 2007.
Second Lien Convertible Notes
On April 27, 2007, we commenced a tender offer and consent solicitation to purchase any and all of the outstanding $125 million principal amount of its Second Lien Notes. Under the terms of the tender offer and consent solicitation, holders whose Second-Lien Notes were properly tendered and accepted in the tender offer received, for each $1,000 of principal amount of notes so tendered, (i) $1,133 in cash, (ii) an additional amount in cash equal to the accrued unpaid interest on the notes up to, but excluding, the date on which the notes were purchased, and (iii) 42.63 warrants to purchase shares of the Company’s common stock, with an exercise price equal to $25.16 (subject to adjustment). All of the total outstanding principal amount of the Second-Lien Notes was tendered and accepted for purchase pursuant to RCN’s tender offer and consent solicitation, resulting in the payment of approximately $145 million in cash and the issuance of 5,328,521 warrants to purchase shares of common stock with an exercise price equal to $25.16 (subject to adjustment).

Letters of Credit
We have approximately $41.3 million of letters of credit as of June 30, 2007 relating to our workmen’s compensation and employee liability insurance policies, real estate lease obligations, right of way obligations, and license and permit obligations to governmental agencies.
NEON Acquisition Financing Commitments
In addition to the indebtedness outstanding under our First-Lien Credit Agreement, we expect to fund the acquisition of NEON (see discussion in Note 2 to the Unaudited Condensed Consolidated Financial Statements) with $250 million of debt financing, consisting of a combination of senior secured term loans as well as unsecured borrowings, with the remainder funded from our existing cash reserves. We have received commitment from affiliates of Deutsche Bank to provide the full $250 million of debt financing. Neither the acquisition nor the additional debt financing requires the consent of RCN’s existing lenders.
Recently Issued Accounting Pronouncements
See Note 1, “Organization and Basis of Presentation,” to the accompanying unaudited condensed consolidated financial statements for a full description of recently issued accounting pronouncements including the date of adoption and effects on results of operations and financial condition.
Critical Accounting Judgments and Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We periodically assesses the accuracy of these estimates and assumptions. Actual results could differ from those estimates.
Inflation
We do not believe that our business is impacted by inflation to a significantly different extent than the general economy in the United States.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business RCN is exposed to market risk arising from changes in interest rates that could impact cash flows and earnings. Our primary interest rate risk results from changes in the U.S. prime and Eurodollar rates, which are used to determine the interest rates applicable to our borrowings under our First-Lien Credit Agreement. From time to time, we use derivative instruments primarily consisting of interest rate swap agreements to manage this interest rate exposure by achieving a desired proportion of fixed rate versus variable rate borrowings. All of our derivative transactions are entered into for non-trading purposes. As of June 30, 2007, we were a party to a series of interest rate swap agreements with a notional amount of $345 million and a seven year term.
As of June 30, 2007, we held $89.5 million of short-term investments and $33.6 million of cash and cash equivalents primarily consisting of investment grade commercial paper, government backed obligations, and money market deposits. Our primary interest rate risk on short-term investments and cash and cash equivalents results from changes in short-term (less than six months) interest rates. However, this risk is largely offset by the fact that interest on our bank credit facility borrowings is variable and is reset over periods of no more than six months.
At June 30, 2007 the interest rate for the First-Lien Credit Agreement was Eurodollar plus 2.25%, or 7.625% and current borrowings totaled $520 million. Assuming the current level of borrowings under the First-Lien Credit Agreement, an increase or decrease in the average interest rate of 10% would result in an increase or decrease in annual interest expense of approximately $1.0 million.

Item 4.	Controls and Procedures
Conclusions Regarding Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (the “Exchange Act”), as amended as of the end of the period covered by this Report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to RCN, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to RCN’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On March 14, 2007, we reached a tentative settlement of the Class Action Complaint. The settlement agreement was executed on July 19, 2007, and is subject to judicial and other related approvals. In accordance with the terms of the settlement agreement the cost of substantially all the entire amount of the settlement will be paid by our insurance carrier under the terms of our applicable insurance policies and therefore, will not have a material impact on our financial condition, results of operations or liquidity.

City of Chicago Franchise Fee
We, like most if not all other cable providers, currently do not pay a franchise fee on our cable modem Internet access services on the basis that the FCC has determined that such Internet services are not “cable services” as defined in the Communications Act. Our position has been challenged by the City of Chicago, which has brought suit against RCN-Chicago, as well as AT&T Broadband (now Comcast), the incumbent cable operator in RCN-Chicago’s franchised service area, and the other franchised cable television operator in the City of Chicago (collectively, the “Defendants”). The Defendants removed the action to federal court and succeeded initially in obtaining dismissal of the action on the ground that cable modem service, as a matter of law, is not a “cable television service” within the scope of the franchise agreements and therefore cannot be subject to the agreements’ franchise fee provision, which by its express terms is to be interpreted and applied in accordance with the Communications Act. The City of Chicago appealed both the removal to federal District Court and the District Court’s dismissal of its case to the U.S. Seventh Circuit Court of Appeals. On October 1, 2004, the Seventh Circuit vacated on jurisdictional grounds the District Court’s decision dismissing the City of Chicago’s claims, and remanded the case back to the Circuit Court for Cook County, Illinois, for further proceedings. The Seventh Circuit expressed no opinion on the merits of the case. The City of Chicago then re-filed its case in the Cook County Circuit Court. The Cook County Circuit Court on October 5, 2005, also dismissed the City’s complaint, and the City appealed the Circuit Court’s dismissal to the Illinois Appellate Court. On May 17, 2007, the Illinois Appellate Court reversed the judgment of the trial court, finding that the franchise agreements are valid contracts under state law and the agreements are not preempted by federal law (including the Communications Act). The Appellate Court further ruled that the Defendants are in violation of their contractual terms under the franchise agreements by nonpayment of franchise fees on cable modem service since April 2002. On June 21, 2007, Comcast filed a Petition for Rehearing of that decision and we are waiting for a ruling on that petition from the Appellate Court. In the event that the decision is not reversed on rehearing, RCN and the other parties will likely file petitions for leave to appeal to the Illinois Supreme Court. We cannot predict the outcome of such proceedings.
If the City of Chicago ultimately prevails on its complaint, cable operators in Chicago, including RCN-Chicago, would need to pay a 5% franchise fee on all cable modem revenues, which would likely be passed through to cable modem customers going forward. In the event that RCN-Chicago were required to pay these fees retroactively, it is unlikely that it would be able to recover such fees from its customers. The final disposition of this case is not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations in any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.
Other Litigation
On November 8, 2006, the United States Court of Appeals for the Second Circuit awarded RCN approximately $5.1 million in damages plus prejudgment interest as the result of a lawsuit brought by RCN in 2002 against 202 Centre Street Realty LLC. RCN had filed suit against Centre Street Realty to recover damages caused by Centre Street Realty’s breach of the parties’ lease by Centre Street Realty’s failure to upgrade the electrical power in the building where RCN was to operate a telecommunications hub site. In April 2007, the case was settled for $4.6 million. The total proceeds from the settlement were received by the Company as of June 30, 2007.

Item 1A.	Risk Factors
The following risk factor is in addition to our “Risk Factors” discussed in Item 1A of our Annual Report on Form 10-K.
We may not successfully consummate the acquisition of NEON, and we may be unable to successfully integrate the network and operations of NEON Communications Group, Inc. if we do consummate the acquisition, which would result in us not being able to achieve anticipated revenue and cost synergies.
On June 24, 2007, we entered into a Merger Agreement pursuant to which we anticipate consummating the acquisition of NEON during the fourth quarter of 2007. The Merger is conditioned upon, among other things, NEON meeting certain revenue and EBITDA targets for prescribed operating periods prior to November 30, 2007, and there can be no assurance that NEON will meet those targets, or that the other conditions to closing of the Merger will be met, including the receipt of required regulatory consents. In addition, even if we do successfully consummate the Merger, there can be no assurance that we will successfully integrate the network and operations of NEON into RCN, maintain key commercial and network relationships with third parties, or retain key sales and technical personnel of NEON following the closing. If we were not successful in the integration of NEON, we may be unable to achieve the anticipated revenue and cost synergies that we anticipated at the time we entered into the Merger Agreement.
There have been no other material changes in our “Risk Factors” as discussed in Item 1A of our Annual Report.

Item 4.	Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Stockholders of the Company held on June 5, 2007, the stockholders elected seven directors to serve until the 2008 Annual Meeting of Stockholders and approved a management proposal to increase the number of shares of RCN common stock available for awards under the 2005 Stock Compensation Plan by 2,163,381 shares. In addition, shareholders ratified the Audit Committee of the Board’s selection of Friedman LLP to serve as the Company’s independent registered public accounting firm for fiscal 2007.

The table below shows the results of the shareholders’ voting:

Name of Director	Votes in Favor	Votes Withheld
James F. Mooney	31,142,579	2,491,656
Peter D. Aquino	31,142,579	2,491,656
Benjamin C. Duster IV	31,142,579	2,491,656
Lee S. Hillman	30,535,021	3,099,214
Michael E. Katzenstein	31,134,653	2,499,582
Daniel Tseung	31,134,653	2,499,582
Theodore H. Schell	31,019,779	2,614,456
Approval of Increase in Shares Available under 2005 Stock Compensation Plan (broker non-votes are disregarded for purposes of determining the approval of such proposal):

Votes in Favor	Votes Against	Abstentions	Broker Non-Votes
25,087,168	4,773,916	3,565	3,769,586
Ratification of Independent Registered Public Accounting Firm:

Votes in Favor	Votes Against	Abstentions	Broker Non-Votes
31,329,133	2,304,895	207	—

Item 6.	Exhibits

4.1
Warrant Agreement, dated as of May 25, 2007, by and between RCN Corporation and HSBC Bank USA, National Association in its capacity as Warrant Agent (incorporated by reference to exhibit 4.1 of RCN’s Current Report filed on Form 8-K on May 25, 2007).

4.2
Registration Rights Agreement, dated as of December 21, 2004, by and between RCN Corporation and the Stockholders listed on the signature pages thereto (incorporated by reference to exhibit 4.2 of RCN’s Current Report on Form 8-K filed on December 27, 2004).

10.1
First-Lien Credit Agreement, dated as of May 25, 2007, by and among RCN Corporation, a syndicate of lenders and Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to exhibit 10.1 to RCN’s Current Report on Form 8-K filed on May 25, 2007).

10.2
Security Agreement, dated as of May 25, 2007, by and among RCN Corporation, certain subsidiaries of RCN Corporation and Deutsche Bank Trust Company Americas, as First-Lien Collateral Agent (incorporated by reference to exhibit 10.2 on RCN’s Current Report on Form 8-K filed on May 25, 2007).

10.3
Pledge Agreement, dated as of May 25, 2007, by and among RCN Corporation, certain subsidiaries of RCN Corporation, and Deutsche Bank Trust Company Americas as First-Lien Collateral Agent (incorporated by reference to Exhibit 10.3 on RCN’s Current Report on Form 8-K filed on May 25, 2007).

10.4
Subsidiary Guaranty, dated as of May 25, 2007, by and among RCN Corporation, certain subsidiaries of RCN Corporation and Deutsche Bank Trust Company Americas, as First-Lien Collateral Agent (incorporated by reference to Exhibit 10.4 on RCN’s Current Report on Form 8-K filed on May 25, 2007).

10.5
Agreement and Plan of Merger, dated as of June 24, 2007, by and among RCN Corporation, Raven Acquisition Corporation and NEON Communications Group, Inc. (incorporated by reference to Exhibit 2.1 on RCN’s Current Report on Form 8-K filed on June 25, 2007).

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
Date: August 9, 2007
/s/ Michael T. Sicoli

Michael T. Sicoli
Executive Vice President and Chief Financial Officer
Date: August 9, 2007

CERTIFICATION
EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.