Form 10-Q
period 2007-09-30
RCN CORP /DE/
filed 2007-11-08
CIK 1041858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The number of shares of the Registrant’s common stock, par value of $0.01 per share, outstanding at November 5, 2007 was 37,620,119.

RCN CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RCN CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$155,701	$149,688	$468,191	$434,863
Costs and expenses:
Direct expenses	51,995	49,278	159,347	144,523
Selling, general and administrative (including stock-based compensation of $9,560, $4,287, $21,328 and $13,953)	75,628	71,289	214,841	210,749
Impairments, exit costs and restructuring	4,797	1,288	6,860	4,614
Depreciation and amortization	49,983	47,813	144,578	144,137

Operating loss	(26,702)	(19,980)	(57,435)	(69,160)

Investment income	2,159	1,347	6,893	4,439
Interest expense	(10,622)	(4,295)	(21,706)	(20,344)
Gain on sale of investment in unconsolidated entity	—	—	—	125,377
Loss on sale of assets	(105)	(47)	(754)	(1,913)
Loss on early extinguishment of debt	—	—	(63,928)	(19,252)
Other income (expense), net	337	3	(458)	31

(Loss) income from continuing operations before income taxes	(34,933)	(22,972)	(137,388)	19,178
Income tax (benefit) expense	—	—	(511)	7,467

Net (loss) income from continuing operations	(34,933)	(22,972)	(136,877)	11,711
(Loss) income from discontinued operations, net of tax	(305)	141	1,482	1,112
Gain on sale of discontinued operations, net of tax	45	—	15,789	—

Net (loss) income	$(35,193)	$(22,831)	$(119,606)	$12,823

Net (loss) income per share
Basic and diluted:
Net (loss) income from continuing operations	$(0.93)	$(0.63)	$(3.69)	$0.32
Net (loss) income from discontinued operations	(0.01)	—	0.04	0.03
Gain on sale of discontinued operations	—	—	0.43	—

Basic and diluted (loss) income per share	$(0.94)	$(0.63)	$(3.22)	$0.35

Special dividend paid per common share	$—	$—	$9.33	$—

Weighted average shares outstanding, basic and diluted
Basic	37,418,862	36,559,870	37,094,483	36,374,505

Diluted	37,418,862	36,559,870	37,094,483	36,563,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(Unaudited)

	September 30,	December 31,
	2007	2006

ASSETS

Current Assets:
Cash and cash equivalents	$33,871	$66,342
Short-term investments	79,150	58,173
Accounts receivable, net of allowance for doubtful accounts of $3,787 and $4,205	57,819	58,483
Prepayments and other current assets	19,203	13,025
Assets of discontinued operations	381	39,573

Total current assets	190,424	235,596

Property, plant and equipment, net of accumulated depreciation of $463,404 and $339,061	575,585	613,572
Intangible assets, net of accumulated amortization of $52,508 and $37,968	85,975	98,264
Long-term restricted investments	14,828	16,031
Deferred charges and other assets	8,202	11,918

Total assets	$875,014	$975,381

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt and capital lease obligations	$5,330	$871
Accounts payable	27,883	23,089
Advance billings and customer deposits	38,128	38,783
Accrued expenses and other	68,371	68,342
Accrued employee compensation and related expenses	15,779	18,108
Accrued exit costs	2,779	2,761
Current liabilities of discontinued operations	742	10,068

Total current liabilities	159,012	162,022

Long-term debt and capital lease obligations, net of current maturities	516,447	201,921
Other long-term liabilities	50,375	41,502

Total liabilities	725,834	405,445

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 37,620,854 and 37,455,912 shares issued and outstanding	376	374
Additional paid-in-capital	432,148	722,589
Treasury stock, 146,094 and 56,758 shares at cost	(3,956)	(1,388)
Accumulated deficit	(271,262)	(151,656)
Accumulated other comprehensive (loss) income	(8,126)	17

Total stockholders’ equity	149,180	569,936

Total liabilities and stockholders’ equity	$875,014	$975,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the nine months ended September 30,
	2007	2006

Cash flows from operating activities:
Net (loss) income	$(119,606)	$12,823
Income from discontinued operations, net of tax	(1,482)	(1,112)
Gain on sale of discontinued operations, net of tax	(15,789)	—

Net (loss) income from continuing operations	(136,877)	11,711

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Loss on early extinguishment of debt	63,928	19,252
Deferred income taxes, net	(511)	—
Accretion of discounted debt	—	1,663
Amortization of deferred financing costs	481	1,090
Non-cash stock-based compensation	21,328	13,953
Loss on sale of assets	754	1,913
Gain on sale of investment in unconsolidated entity	—	(125,377)
Depreciation and amortization	144,578	144,137
Provision for doubtful accounts	7,759	8,587
Non-cash impairments, exit costs and restructuring	2,027	4,614

	103,467	81,543
Net change in certain assets and liabilities, net of businesses acquired:
Accounts receivable and unbilled revenues	(7,023)	(13,602)
Accounts payable	4,794	(2,932)
Accrued expenses	(13,331)	(13,671)
Unearned revenue, advanced billing and customer deposits	(655)	6,048
Other assets and liabilities	(5,796)	(9,627)

	(22,011)	(33,784)

Net cash provided by continuing operations	81,456	47,759

Net cash (used in) provided by discontinued operations	(299)	5,193

Net cash provided by operating activities	81,157	52,952

Cash flows from investing activities:
Additions to property, plant and equipment	(89,643)	(58,855)
Investment in acquisitions and intangibles, net of cash acquired	(2,250)	(38,462)
Proceeds from sale of discontinued operations and other assets	49,387	865
(Increase) decrease in short-term investments	(20,971)	5,022
Proceeds from sale of investment in unconsolidated entity	—	307,467
Decrease in investments restricted for debt service	1,203	1,710

Net cash (used in) provided by continuing operations	(62,274)	217,747

Net cash used in discontinued operations	(243)	(1,880)

Net cash (used in) provided by investing activities	(62,517)	215,867

Cash flows from financing activities:
Repayments of long-term debt, including debt premium	(217,550)	(371,973)
Payment of debt issuance costs	(5,132)	(4,412)
Debt proceeds	520,000	75,000
Dividend payments	(347,294)	—
Purchase of treasury and common stock	(6,207)	(1,388)
Payments of capital lease obligations	(88)	(339)
Proceeds from the exercise of stock options	5,160	7,513

Net cash used in financing activities	(51,111)	(295,599)

Net decrease in cash and cash equivalents	(32,471)	(26,780)
Cash and cash equivalents at beginning of the period	66,342	70,906

Cash and cash equivalents at end of the period	$33,871	$44,126

Supplemental disclosures of cash flow information
Cash paid during the periods for:

Interest, net of capitalized interest of $0	$25,946	$19,778

Income taxes	$—	$7,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
1. ORGANIZATION AND BASIS OF PRESENTATION
RCN is a facilities-based, competitive provider of video, high-speed data and voice services. These services are provided over the Company’s fiber-optic local network to approximately 413,000 residential and small business customers in Boston, New York, eastern Pennsylvania, Washington, D.C., and Chicago. RCN is one of the largest competitive providers of telecommunications services to residential customers in each of the geographic markets in which the Company has operations. RCN’s residential network passes approximately 1.3 million homes. Of the 413,000 subscribers, approximately 67% subscribe to two or more of RCN’s services, referred to as “bundles”, with the remainder subscribing to only one service. RCN Business Solutions also provides bulk video, high capacity data and voice services in the same markets discussed above to Fortune 1000 and medium-sized business customers.
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
In the opinion of RCN’s management, the unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 15, 2007.
In connection with the March 2007 sale of the San Francisco operations to Astound Broadband LLC, a subsidiary of Wave Broadband LLC (“Wave”) and the Company’s exit from the Los Angeles operations during 2007, the results for these businesses are presented in the Condensed Consolidated Statements of Income as discontinued operations. At September 30, 2007, there were approximately $400,000 and $800,000 of current assets and current liabilities, respectively, related to these discontinued operations in the Condensed Consolidated Balance Sheets. Included in income from discontinued operations are operating revenues from California of $7.9 million for the three months ended September 30, 2006, and $6.8 million and $23.6 million for the nine months ended September 30, 2007 and 2006, respectively. There were no operating revenues from the California markets in the three months ended September 30, 2007.
Dividends and Recapitalization
On May 25, 2007, RCN completed its recapitalization initiative, which included entering into a $595 million senior secured credit facility, consisting of a $520 million term loan and a $75 million revolving line of credit. The new facility, along with cash on hand, was used to repay the then existing term loan indebtedness of approximately $74 million, pay the cash portion of the consideration to holders who tendered their Second-Lien Convertible Notes pursuant to a tender offer completed by the Company in June 2007 of approximately $145 million, as well as a special cash dividend, of $9.33 per share on all issued and outstanding RCN common stock, totaling approximately $347 million, paid on June 11, 2007. An additional dividend amount of $4.5 million will be paid upon vesting of employee restricted stock, which had been granted prior to the dividend date. The Company’s Board of Directors has also authorized the purchase up to $25 million of common stock in the open market. Under this program, the Company repurchased 261,600 shares for $3.6 million in the third quarter of 2007. As of September 30, 2007, approximately $21.4 million remained authorized for repurchases under the stock repurchase program.
As a result of the repayment of the existing term loan indebtedness and successful tender offer and consent solicitation for the Second-Lien Convertible Notes, the Company recorded a loss on early extinguishment of debt totaling $63.9 million, which is described more fully in Note 8. In connection with the payment of the special cash dividend, the Compensation Committee of the Board of Directors of the Company approved anti-dilution adjustments to outstanding stock option awards pursuant to the Company’s equity-based compensation plans. As a result, in accordance with SFAS No. 123(R), “Share-Based Payment”, the Company recorded additional compensation expense of $4.4 million and $5.5 million during the three and nine months ended September 30, 2007, which is described more fully in Note 10.
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
Revenue Recognition
Revenues are principally derived from subscriber fees received for the Company’s video, high-speed Internet and phone services and are recognized as earned when the services are rendered, evidence of an arrangement exists, the fee is fixed and determinable and collection is probable. Video, local and long distance telephone, high-speed data and transport revenues are recognized in the period service is provided. Payments received in advance are deferred and recognized as revenue when the service is provided. Installation fees charged to the Company’s residential and small business customers are less than related direct selling costs and therefore are recognized in the period the service is provided. Installation fees charged to larger commercial customers are generally recognized over the life of the contract. Dial-up Internet revenues are earned based on the contract period. Reciprocal compensation revenue, the fees that local exchange carriers pay to terminate calls on each other’s networks, is based upon calls terminated on the Company’s network at contractual rates. The Company presents taxes that are directly imposed on revenue-producing transactions by a governmental authority on a gross basis (i.e., included in revenues and costs).
Derivative Instruments and Hedging Activities
In accordance with Statement of Financial Accounting Standards No. 133 (subsequently amended by SFAS Nos. 137 and 138), “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), all derivatives are recorded in the balance sheet as either an asset or liability and are measured at fair value with the changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met. On May 29, 2007, the Company entered into three interest rate swap agreements with a notional amount of $345 million to partially mitigate the variability of cash flows in interest payments due to changes in the LIBOR interest rate on its First Lien credit facility. The Company designated the swap agreements as an accounting hedge under SFAS No. 133. Accordingly, gains and losses on derivatives designated as cash flow hedges, to the extent they are effective, are recorded in accumulated other comprehensive income (loss) and subsequently reclassified to interest expense to offset the impact of the hedged items when they occur.
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
2. ACQUISITIONS AND DISPOSITIONS
As previously announced, on June 24, 2007, RCN entered into a definitive Agreement and Plan of Merger pursuant to which RCN intends to acquire NEON Communications Group, Inc. (“NEON”) for a purchase price of $5.15 to $5.25 per share, or an aggregate purchase price of $255 million to $260 million. RCN has received Federal Communication Commission (“FCC”) and substantially all state regulatory approvals for the transaction. NEON’s stockholder approval was obtained on November 6, 2007. The transaction remains subject to confirmation by RCN that NEON has achieved minimum agreed-upon revenue and profit milestones during the three months ended September 30, 2007. If the milestones were met for the three months ended September 30, 2007, the transaction is expected to close in mid-November.
RCN expects to fund this transaction with the combination of proceeds from an additional $200 million term loan under its existing senior secured credit facility, a draw of approximately $25 million under its existing $75 million line of credit, and cash on hand. The additional term loan will contain the same pricing and terms as its existing term loan. In connection with this financing, a secured leverage covenant will be added to RCN’s credit facility, per the terms of its financing commitment, which will apply to both the new and existing loans.

On March 13, 2007, RCN completed the sale of its San Francisco operations to Astound Broadband LLC, a subsidiary of Wave for a purchase price of $45 million in cash, subject to adjustment for changes in working capital items, changes in the number of customers, and pre-closing capital expenditures. The Company recorded an after-tax gain on this transaction of $15.7 million. In addition, RCN completely exited its operations in the Los Angeles, California market during 2007. During the three months ended September 30, 2007, the Company completed the sale of the building and other assets used in the former Los Angeles operation for total proceeds of approximately $3.9 million, and recorded a de minimis after-tax gain on this transaction.
3. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006 is as follows:

	For the three months ended September 30,
(dollars in thousands)	2007	2006
Net loss	$(35,193)	$(22,831)

Changes in fair value of interest rate swap agreements	(10,601)	—
Unrealized appreciation on investments	72	186

Comprehensive loss	$(45,722)	$(22,645)

	For the nine months ended September 30,
(dollars in thousands)	2007	2006
Net (loss) income	$(119,606)	$12,823

Reversal of accumulated translation gains upon sale of investment in unconsolidated subsidiary	—	(6,896)
Changes in fair value of interest rate swap agreements	(8,149)	—
Unrealized appreciation on investments	6	143

Comprehensive (loss) income	$(127,749)	$6,070

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

The following table shows the securities outstanding at September 30, 2007 that could potentially dilute Basic EPS in the future:

Outstanding at
September 30, 2007
Options	4,051,137
Warrants	8,018,276
Unvested restricted stock	566,791

Total	12,636,204

For the three and nine months ended September 30, 2007 and for the three months ended September 30, 2006, all potential common stock equivalents would have been anti-dilutive, so the average weighted common stock for the Basic EPS computation is equal to the weighted average common stock for the Diluted EPS computation for those periods. The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for the nine months ended September 30, 2006.

Nine months ended
(dollars in thousands)	September 30, 2006
Net income from continuing operations	$11,711
Income from discontinued operations, net of tax	1,112

Net income	$12,823

Weighted average shares outstanding — Basic	36,374,505

Effect of Dilutive Securities:
Stock options	11,109
Unvested restricted stock grants	178,099

Weighted average shares outstanding — Diluted	36,563,713

5. IMPAIRMENTS, EXIT COSTS AND RESTRUCTURING
The total impairments, exit costs and restructuring charges for the three and nine months ended September 30, 2007 and 2006 are comprised of the following:

	Three months ended
	September 30,
(dollars in thousands)	2007	2006
Exit costs for excess facilities	$2,094	$247
Restructuring charges	2,511	—
Recoveries, net	—	(231)

	4,605	16
Severance and retention	192	1,272

Total	$4,797	$1,288

	Nine months ended
	September 30,
(dollars in thousands)	2007	2006
Exit costs for excess facilities	$7,137	$2,774
Restructuring charges	2,511	—
Recoveries, net	(3,124)	(267)

	6,524	2,507
Severance and retention	336	2,107

Total	$6,860	$4,614

The Company continually reviews its facility requirements against lease obligations to identify excess space and opportunities to consolidate, exit or sublease excess facilities. As facilities are vacated, exit costs are recognized in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires the Company to offset the present value of its lease payments for the exited property against estimated sublease rental. When the Company terminates or buys out of the lease, the payment is charged against the liability and/or the remaining liability is reversed into income. The effect of changes in assumptions about lease rentals based on market conditions are recognized in income when made. RCN amortizes the liability for these facilities as an offset to rent expense, which is included in selling, general and administrative expense, over the remaining term of the lease.
During the three and nine months ended September 30, 2007, the Company recorded charges for impairments, exit costs and restructurings totaling $4.8 million and $6.9 million, respectively. The Company recorded exit costs primarily due to two property leases in Pennsylvania totaling $2.1 million and restructuring costs of $2.5 million associated with outsourcing the Company’s customer care operations. In addition, during the first six months of 2007, the Company recorded exit costs totaling $5.0 million primarily as a result of an early termination of a lease in New Jersey and revisions made to the amount of estimated cash flows from leased properties in Pennsylvania and New York. In April 2007, the Company reached a settlement with 202 Centre Street Realty LLC for damages incurred by RCN relating to space that RCN had exited in 2002. At the time the property was exited, the abandoned property, plant and equipment was recorded in “impairments, exit costs and restructurings”, and therefore, the portion of the settlement relating to the abandoned property, plant and equipment, net of legal fees incurred, totaling $3.1 million, was recorded in “impairments, exit costs and restructurings” during the nine months ended September 30, 2007.
The following table presents the activity in the lease fair value and exit cost liabilities for the nine months ended September 30, 2007:

	(dollars in thousands)
	Lease Fair Value	Exit Costs	Total

Balance, December 31, 2006	$4,926	$9,350	$14,276
Additional accrued costs, net	(808)	2,014	1,206
Amortization	(607)	(1,796)	(2,403)

Balance, September 30, 2007	3,511	9,568	13,079
Less current portion	658	2,121	2,779

Long-term portion September 30, 2007	$2,853	$7,447	$10,300

The current portion of these liabilities is included in accrued exit costs on the balance sheet and the long-term portion is included in other long-term liabilities.
6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following at September 30, 2007 and December 31, 2006:

	(dollars in thousands)
	September 30,	December 31,
	2007	2006
Telecommunications plant	$865,386	$786,771
Computer equipment	62,304	55,210
Buildings, leasehold improvements and land	45,363	45,835
Furniture, fixtures and vehicles	28,790	27,960
Construction materials	21,593	20,097
Construction in process	15,553	16,760

Total property, plant and equipment	1,038,989	952,633
Less accumulated depreciation	(463,404)	(339,061)

Property, plant and equipment, net	$575,585	$613,572

Depreciation expense was $45.1 million and $130.0 million for the three and nine months ended September 30, 2007, respectively, and was $43.1 million and $130.1 million for the three and nine months ended September 30, 2006, respectively. In the first quarter of 2006, the Company recorded an incremental $2.8 million of depreciation expense due to the acceleration of the remaining lives of leasehold improvements and other fixed assets in the former headquarters, which the Company exited in April 2006.
During the nine months ended September 30, 2007, the Company renewed two long-term indefeasible rights of use totaling approximately $8.6 million.

7. INTANGIBLE ASSETS
Intangible assets with indefinite useful lives are tested for impairment annually during the fourth quarter, or more frequently if an event indicates that the asset might be impaired in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company uses an income-based approach and discounts the cash flows attributable to the franchise right agreements to estimate their fair value. The impairment test completed in the fourth quarter of 2006 indicated the franchise rights agreements were not impaired. Intangible assets that have finite useful lives are amortized over their useful lives. Intangible assets consisted of the following at September 30, 2007 and December 31, 2006:

		(dollars in thousands)
		September 30, 2007		December 31, 2006
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization

Customer relationships	4 - 8 years	$68,472	$(44,690)	$66,221	$(32,246)
Trademarks/tradenames	5 years	13,573	(7,590)	13,573	(5,568)
Software	3 years	300	(228)	300	(154)

Subtotal		$82,345	$(52,508)	$80,094	$(37,968)
Franchises	Indefinite life	56,138	—	56,138	—

Total		$138,483	$(52,508)	$136,232	$(37,968)

The increase in customer relationships relates to rights obtained by RCN to provide services to customers in multiple dwelling units on an exclusive or preferred basis for a specified period of time. Amortization expense was $4.9 million and $14.5 million for the three and nine months ended September 30, 2007, respectively, and $4.7 million and $14.0 million for the three and nine months ended September 30, 2006, respectively. Expected amortization expense of finite-lived intangible assets over each of the next five years is as follows:

Year ending September 30,	(dollars in thousands)

2008	$19,434
2009	7,488
2010	1,563
2011	367
2012	281
Thereafter	704
8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt at September 30, 2007 and December 31, 2006 consists of the following:

	(dollars in thousands)
	September 30,	December 31,
	2007	2006

First-Lien Term Loan	$518,700	$74,625
Second-Lien Convertible Notes	—	125,000
Capital Leases	3,077	3,167

Total	521,777	202,792
Due within one year	5,330	871

Total Long-Term Debt	$516,447	$201,921

Former First-Lien Credit Agreement
Prior to May 25, 2007, the Company’s outstanding obligations pursuant to a First-Lien Credit Agreement with Deutsche Bank, as Administrative Agent, and a group of syndicated lenders, (the “Former First-Lien Credit Agreement”) consisted of a $75 million term loan and a revolving $55 million line of credit. On May 25, 2007, in connection with entering into the new First-Lien Credit Agreement (as discussed below), the Company repaid the full balance outstanding of approximately $74 million and terminated the Former First-Lien Credit Agreement. As a result of the repayment of the Former First-Lien Credit Agreement, the Company recognized a loss on extinguishment of debt of $5.1 million, consisting entirely of deferred financing costs.
First-Lien Credit Agreement
On May 25, 2007, the Company entered into a new First-Lien Credit Agreement with Deutsche Bank, as Administrative Agent, and certain syndicated lenders party thereto (the “First-Lien Credit Agreement”). The First-Lien Credit Agreement provides for term loans to the Company in the aggregate principal amount of $520 million, and a $75 million revolving line of credit, all of which can be used as collateral for letters of credit. The proceeds of the First-Lien Credit Agreement were used to repay all of the outstanding indebtedness under the Former First-Lien Credit Agreement as well as the Second-Lien Convertible Notes, and to pay a special dividend of $9.33 per share of RCN common stock (as discussed further below and in Note 10). The term loan bears interest at the Administrative Agent’s prime lending rate plus an applicable margin or at the Eurodollar rate plus an applicable margin, based on the type of borrowing elected by RCN. The effective rate at September 30, 2007 was 7.53%.
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
The Company is in compliance with all covenants under the First-Lien Credit Agreement as of the date of this filing.
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

At September 30, 2007, contractual annual maturities of long-term debt and capital lease obligations over the next five years are as follows:

(dollars in thousands)
Contractual Maturities	Amount
For the year ending September 30, 2008	$5,330
2009	5,344
2010	5,359
2011	5,375
2012	5,394
Thereafter	494,975

Total	$521,777

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
On May 29, 2007, the Company entered into three interest rate swap agreements with an initial notional amount of $345 million to partially mitigate the variability of cash flows in interest payments due to changes in the LIBOR interest rate on the First-Lien term loans. The interest rate swap agreements have a seven year term with an amortizing notional amount which adjusts down on the dates payments are due on the underlying term loan. Under the terms of the swap agreements, on specified dates, RCN submits interest payments calculated using a fixed rate of 5.319% plus the applicable margin, and receives payments equal to 3-month LIBOR. These interest rate swap agreements qualify for hedge accounting using the short-cut method since the swap terms match the critical terms of the hedged debt. Accordingly, there was no net effect on the Company’s results of operations for the three months ended September 30, 2007. As of September 30, 2007, the swap agreements have a negative fair value of $8.1 million.
10. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
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
RCN Stock-Based Compensation Expense
Total compensation expense for stock-based payment arrangements recognized for the three and nine months ended September 30, 2007 was $9.6 million and $21.3 million, respectively, compared to $4.3 million and $14.0 million for the three and nine months ended September 30, 2006, respectively. As discussed below, the increase was primarily related to the incremental expense recognized due to the modification made in connection with the payment of the special dividend. The incremental expense totaled $4.4 million and $5.5 million for the three and nine months ended September 30, 2007, respectively.

As of September 30, 2007, total unamortized stock-based compensation expense related to both stock options and restricted stock totaled $27.6 million, which includes $8.7 million of incremental expense as a result of the modification discussed below. The unamortized expense of $27.6 million will be recognized through the fourth quarter of 2010. The Company expects to recognize approximately $9.9 million for the remainder of calendar year 2007 as well as $12.8 million, $4.3 million, and $0.6 million in compensation expense based on outstanding grants under the RCN Stock Compensation Plan (“Stock Plan”) in the years ended December 31, 2008, 2009 and 2010, respectively.
In accordance with SFAS No. 123(R), the Company is required to recognize compensation expense for stock-based compensation issued to or purchased by employees, net of estimated forfeitures, using a fair value method. When estimating forfeitures, the Company considers voluntary termination behavior as well as actual option forfeitures. Any adjustments to the forfeiture rate will result in a cumulative adjustment in compensation cost in the period the estimate is revised.
Stock Options
The Stock Plan currently allows for the issuance of up to 8,327,799 shares of the Company’s stock in the form of stock options or restricted stock. This includes an increase of 2,163,381 authorized shares as approved by stockholders at the Annual Meeting of Stockholders of the Company held on June 5, 2007, as well as an increase of 1,327,799 authorized shares as a result of the antidilution modification in connection with the special dividend (discussed below). The maximum term of the stock options is ten years. As of September 30, 2007, the Company had outstanding options to purchase a total of 4,051,137 shares of common stock under the Stock Plan and 2,421,884 shares remaining available for future issuances.
As described above, on May 25, 2007, RCN declared a special cash dividend of $9.33 per share on all of the issued and outstanding common stock, or an aggregate of approximately $347 million, which was paid on June 11, 2007, excluding up to an additional $4.5 million to be paid in the future upon vesting of currently unvested employee restricted stock awards. In connection with the special dividend, the Compensation Committee of the Board of Directors of the Company approved anti-dilution adjustments to outstanding stock option awards pursuant to the Company’s equity-based compensation plans to take into account the payment of the special cash dividend. Outstanding stock option awards were adjusted on June 12, 2007 (the ex-dividend date), by reducing the exercise price and increasing the number of shares issuable upon the exercise of each option, in accordance with safe harbor provisions of Section 409A of the Internal Revenue Code, such that the aggregate difference between the market price and exercise price multiplied by the number of shares issuable upon exercise was substantially the same immediately before and after the payment of the special dividend. The antidilution modification made with respect to such options resulted in a decrease in the weighted average exercise price from $23.69 to $15.58 and an increase in the aggregate number of shares issuable upon exercise of such options by 1,327,799. Since the Stock Plan permits, but does not require, antidilution modifications, FAS 123R requires a comparison of the fair value of each award immediately prior to and after the date of modification, assuming the value immediately prior to modification contains no antidilution protection, and the value immediately after modification contains full antidilution protection. This comparison resulted in an aggregate difference of $14.2 million despite the fact that the aggregate difference between the market price and exercise price multiplied by the number of shares issuable upon exercise was substantially the same immediately before and after the modification. Of the $14.2 million, the Company recorded $4.4 million and $5.5 million as compensation expense in the three and nine months ended September 30, 2007 and the remaining amount will be recognized ratably over the remaining requisite service periods.
During the three months ended September 30, 2007, the Company granted 330,667 options to purchase shares of the Company’s common stock at an exercise price of $14.39 per option.
The following table summarizes the Company’s option activity during the nine months ended September 30, 2007:

		Weighted
		average
	Number of	exercise price
	options	per option
Awards Outstanding, December 31, 2006	2,963,674	$23.37
Granted	330,677	14.39
Exercised	(268,641)	19.21
Forfeitures	(302,372)	20.28
Special dividend adjustment	1,327,799	15.57

Awards Outstanding, September 30, 2007	4,051,137	$15.49

The following table summarizes the Company’s outstanding and exercisable stock options as of September 30, 2007:

Options Outstanding				Options Exercisable
Exercise price	Number	Remaining
of	outstanding at	contractual life		As of
Options	9/30/2007	(years)	Exercise price	9/30/2007	Exercise price
$12.36	579,549	4.65	$12.37	258,348	$12.36
$13.79	1,448,708	4.65	$13.79	947,912	$13.79
$14.29	312,210	5.16	$14.29	121,458	$14.29
$14.39	321,555	6.92	$14.39	—	$14.39
$16.63	121,739	5.49	$16.63	40,578	$16.63
$17.42	488,698	5.68	$17.42	178,680	$17.42
$19.78	143,746	6.18	$19.78	—	$19.78
$20.68	634,932	4.25	$20.68	423,288	$20.68

$12.36 - $20.68	4,051,137	5.01	$15.49	1,970,264	$15.50

The Company values its stock options using both the Black Scholes and Lattice Model valuation methods. Total compensation expense for these stock-based payment arrangements, included in selling, general and administrative expense on the Condensed Consolidated Statement of Operations was $2.7 million and $8.5 million for the three and nine months ended September 30, 2007, respectively, compared to $2.4 million and $9.5 million for the three and nine months ended September 30, 2006, respectively. Unamortized stock-based compensation expense at September 30, 2007 totaled $9.5 million and will be amortized through the fourth quarter of 2010.
Restricted Stock
In February 2007, the Company granted 200,000 shares of restricted stock to certain executives, 50% of which will vest in equal installments over three years and the remaining 50% will vest over a three-year period subject to meeting performance goals established by the Board. Compensation expense recorded for performance-based restricted stock was based on the assumption that 100% of the performance goal will be met. In addition, during March 2007, the chairman of the Company was granted 20,000 shares of restricted stock, which will vest in equal installments in March 2007, 2008 and 2009.
For the three and nine months ended September 30, 2007, the Company recorded expense of $2.4 million and $7.3 million, respectively, and $1.9 million and $4.5 million for the three and nine months ended September 30, 2006, respectively, for the amortization of restricted stock grants, included in selling, general and administrative expense on the Condensed Consolidated Statements of Operations. As of September 30, 2007, unamortized expense for restricted stock grants totaled $9.4 million and will be amortized through the first quarter of 2010.
Stock Repurchase Program
During the second quarter of 2007, RCN’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock under a program with no expiration date. Under this program, the Company repurchased 261,600 shares at a weighted average price of $13.88 totaling $3.6 million in the third quarter of 2007. As of September 30, 2007, approximately $21.4 million remained authorized for repurchases under the stock repurchase program.
11. INCOME TAXES
For the three and nine months ended September 30, 2007, the Company’s provision for income taxes was $0 and a benefit of $0.5 million, respectively, all of which is attributable to changes in the deferred tax liability provided for the Company’s indefinite lived intangibles. For the three and nine months ended September 30, 2006, the Company’s provision for income taxes was $0 and $7.4 million, respectively, all of which was attributable to foreign taxes on the sale of the Company’s Megacable and MCM interests. The gain on the sale of discontinued operations recorded in the three months ended March 31, 2007 included a tax benefit of $0.2 million, all of which was related to the removal of a deferred tax liability provided for the Company’s San Francisco indefinite lived intangibles.
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

The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material effect on the Company’s condensed consolidated financial position or results of operations. The statute of limitations for the Company’s U.S. federal income tax return and certain state income tax returns including, among others, California, Illinois, New York and Virginia remain open for tax years 2004 and after.
12. COMMITMENTS AND CONTINGENCIES
Rent Expense
Total rental expense (net of sublease income), primarily for facilities, was $3.7 million and $3.9 million for the three months ended September 30, 2007 and 2006, respectively, and $11.1 million and $11.8 million for the nine months ended September 30, 2007 and 2006, respectively.
Unused Letters of Credit
RCN had outstanding letters of credit in an aggregate face amount of $41.1 million as of September 30, 2007 relating to the Company’s workmen’s compensation and employee liability insurance policies, real estate lease obligations, right of way obligations, and license and permit obligations to governmental agencies.
Guarantees
RCN is a guarantor on four leases for buildings that were used in the former San Francisco, California operations totaling approximately $16 million at September 30, 2007.
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
On March 14, 2007, the Company reached a tentative settlement of the Class Action Complaint. The settlement agreement was executed in July 2007, and is subject to judicial and other related approvals. In accordance with the terms of the settlement agreement, the cost of substantially all of the settlement will be paid by the Company’s insurance carrier under the terms of its applicable insurance policies and therefore, will not have a material impact on its financial condition, results of operations or liquidity.

Centre Street Realty
On November 8, 2006, the United States Court of Appeals for the Second Circuit awarded RCN approximately $5.1 million in damages plus prejudgment interest as the result of a lawsuit brought by RCN in 2002 against 202 Centre Street Realty LLC. RCN had filed suit against Centre Street Realty to recover damages caused by Centre Street Realty’s breach of the parties’ lease by Centre Street Realty’s failure to upgrade the electrical power in the building where RCN was to operate a telecommunications hub site. In April 2007, the case was settled for $4.6 million and payment was received by the Company. The settlement, net of legal fees incurred, totaling $3.1 million was recorded in “exit costs and restructurings”.
City of Chicago Franchise Fee
RCN, like most if not all other cable providers, currently does not pay a franchise fee on the Company’s cable modem Internet access services on the basis that the FCC has determined that such Internet services are not “cable services” as defined in the Communications Act. RCN’s position has been challenged by the City of Chicago, which has brought suit against RCN-Chicago, as well as AT&T Broadband (now Comcast), the incumbent cable operator in RCN-Chicago’s franchised service area, and the other franchised cable television operator in the City of Chicago (collectively, the “Defendants”). The Defendants removed the action to federal court and succeeded initially in obtaining dismissal of the action on the ground that cable modem service, as a matter of law, is not a “cable television service” within the scope of the franchise agreements and therefore cannot be subject to the agreements’ franchise fee provision, which by its express terms is to be interpreted and applied in accordance with the Communications Act. The City of Chicago appealed both the removal to federal District Court and the District Court’s dismissal of its case to the U.S. Seventh Circuit Court of Appeals. On October 1, 2004, the Seventh Circuit vacated on jurisdictional grounds the District Court’s decision dismissing the City of Chicago’s claims, and remanded the case back to the Circuit Court for Cook County, Illinois, for further proceedings. The Seventh Circuit expressed no opinion on the merits of the case. The City of Chicago then re-filed its case in the Cook County Circuit Court. The Cook County Circuit Court on October 5, 2005, also dismissed the City’s complaint, and the City appealed the Circuit Court’s dismissal to the Illinois Appellate Court. On May 17, 2007, the Illinois Appellate Court reversed the judgment of the Circuit court, finding that the franchise agreements are valid contracts under state law and the agreements are not preempted by federal law (including the Communications Act). The Appellate Court further ruled that the Defendants are in violation of their contractual terms under the franchise agreements by nonpayment of franchise fees on cable modem service since April 2002. On June 21, 2007, Comcast filed a Petition for Rehearing of that decision which was denied by the Appellate Court. RCN and the other parties subsequently filed petitions for leave to appeal to the Illinois Supreme Court. The City opposed these petitions, and the decision whether to grant an appeal is currently pending before the Illinois Supreme Court. The Company cannot predict whether the Illinois Supreme Court will grant the Defendants’ requests to appeal and, if so, whether Defendants will be successful in overturning the Appellate Court decision.
If the City of Chicago ultimately prevails, cable operators in Chicago, including RCN-Chicago, would need to pay a 5% franchise fee on all cable modem revenues, which would likely be passed through to cable modem customers going forward. In the event that RCN-Chicago was required to pay these fees retroactively, it may not be able to recover such fees from its customers. The final disposition of this case is not expected to have a material adverse effect on RCN’s consolidated financial position, but could possibly be material to RCN’s consolidated results of operations in any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.
RCN is party to various other legal proceedings that arise in the normal course of business. In the opinion of management, none of these proceedings, individually or in the aggregate, are likely to have a material adverse effect on the financial position or results of operations or liquidity of RCN.
Regulatory Issues
Digital Set-Top Box Regulation
Until recently, set-top boxes that were leased by cable subscribers to access digital services contained integrated cable network security and channel navigation functions. FCC regulations that became effective on July 1, 2007 impose an “integration ban” that requires that all new set-top boxes distributed to cable subscribers after July 1, 2007 incorporate separate security and navigation functions. Comcast, the National Cable Television Association, Verizon and a number of smaller cable operators, including RCN, sought waivers of these regulations. The FCC granted RCN a one-year waiver of these rules for the most basic set-top box that the Company provides to its customers on the ground that, among other things, the Company’s cost would increase substantially and would therefore present a financial hardship for RCN. RCN’s waiver may be extended by the FCC if the Company demonstrates good cause for an extension, but there can be no assurance that the FCC will grant such a waiver beyond July 1, 2008.
RCN’s waiver does not pertain to the advanced set top boxes that incorporate high definition (“HD”) and digital video recording (“DVR”) capabilities, and its cost to provide those boxes will increase as a result of the integration ban. The waiver requests of the incumbent cable operators with whom the Company competes in each of its markets were denied by the FCC, and the higher equipment costs are therefore in effect for them with respect to all of the set top boxes they deploy, including the basic box for which RCN received a waiver. However, the FCC did grant Verizon’s waiver petition for all of the set top boxes that it deploys, but only on the condition that Verizon commit to having an all digital network by February 2009 and cease offering consumers the convenience of having analog service at any of their televisions by that date, which conditions do not apply to RCN’s waiver.

Customer Proprietary Network Information
By order published in the Federal Register on June 8, 2007, the Federal Communication Commission revised and adopted additional rules implementing section 222 of the Communications Act, which governs the Company’s use of and disclosure of customer proprietary network information (“CPNI”). In order to comply with these new CPNI rules by the anticipated December 8, 2007 effective date, the Company will need to change some of its business, marketing and back-office procedures relating to the use of CPNI for customer service and marketing purposes. The Company is currently evaluating and implementing these potential changes. These changes will require certain contract amendments, software modifications and retraining of employees and agents who handle CPNI, as well as communication with RCN customers regarding the new company policies being adopted to comply with these rules. Specifically, these CPNI rules will require RCN to implement new customer authentication procedures that include the use of customer-specific passwords for certain purposes, and will require RCN to implement policies and procedures to alert customers to specified account changes and to alert law enforcement and customers in the event of data security breaches. The Company is required to report annually to the FCC information regarding its compliance with the CPNI rules.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes for the three months ended September 30, 2007 contained in this Quarterly Report on Form 10-Q (the “Report”), and with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC” or the “Commission”) on March 15, 2007.
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

Overview
RCN is a facilities-based, competitive provider of video, high-speed data and voice services. We provide these services over our own fiber-optic local network to approximately 413,000 residential and small business customers in Boston, New York, eastern Pennsylvania, Washington, D.C., and Chicago. We are one of the largest competitive providers of telecommunications services to residential customers in each of our geographic markets. Our residential network passes approximately 1.3 million homes. Of our 413,000 subscribers, approximately 67% subscribe to two or more of our services, referred to as “bundles”, with the remainder subscribing to only one service. RCN Business Solutions also provides bulk video, high capacity data and voice services in the same markets discussed above to Fortune 1000 and medium-sized business customers.
The consolidated financial statements include the accounts of RCN and its consolidated subsidiaries. All intercompany transactions and balances among consolidated entities have been eliminated.
Refer to Note 2 in our condensed consolidated financial statements for information about acquisitions and dispositions.
Dividends and Recapitalization
On May 25, 2007, we completed our recapitalization initiative, which included a new $595 million senior secured credit facility, consisting of a $520 million term loan and a $75 million revolving line of credit. The new facility, along with cash on hand, was used to repay the then existing First-Lien term loan, totaling $74 million, pay the cash portion of the consideration to holders who tendered their Second-Lien Convertible Notes, totaling approximately $145 million, as well as pay a special cash dividend of $9.33 per share on all issued and outstanding RCN common stock, totaling approximately $347 million, paid on June 11, 2007. An additional dividend amount of up to $4.5 million will be paid upon vesting of employee restricted stock, which was granted prior to the dividend date. During the second quarter of 2007, the Board of Directors also approved an authorization to purchase up to $25 million of common stock in the open market. Under this program, the Company repurchased 261,600 shares for $3.6 million in the third quarter of 2007. As of September 30, 2007, approximately $21.4 million remained authorized for repurchases under the stock repurchase program.
Segment Reporting
Management views RCN’s business of providing video, data and voice communications services to residential and commercial customers as one business segment and currently aggregates these revenue streams under the quantitative and qualitative thresholds defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
Key Financial and Statistical Measures
Presented below are certain key performance indicators, or KPIs, that we consider important in managing and assessing our business and financial performance: Customers, Revenue Generating Units (“RGUs”), Average Revenue per Customer (“ARPC”), and Average RGUs per Customer. We monitor trends in these KPIs to assess the impact of our operational initiatives. The KPIs reflected in the table below exclude customers, RGUs, ARPC, and Average RGUs per Customer attributable to our California operations, which were sold or exited during 2007.
Discussion of KPIs
Our high-speed data product remained strong, as high-speed data RGUs grew 26,000, or 10.3%, from September 30, 2006 to September 30, 2007. This growth was driven by our overall customer growth, our ability to offer a wide range of data products to residential and small business customers, as well as trends in the broadband industry, where overall penetration has increased steadily over the past several years. Video RGUs increased by 2,000 or 0.6%, over the same period, driven primarily by an increase in total customers. Voice RGUs declined 3,000, or 1.2%, since September 30, 2006, primarily as a result of customers dropping second phone lines, switching to lower cost providers, adopting VoIP voice products, and migrating to wireless solutions. Customers increased by 9,000, or 2.2%, from September 30, 2006 to September 30, 2007 driven by increased sales, due to increased focus on sales and marketing execution, investments in new and rebuilt homes, and growth from our investments in the small business sector. ARPC growth was driven mainly by our annual video rate increase to offset annual increases in programming costs, higher cable modem penetration, and increased take rates on value added products and services such as our digital set-top, HD and DVR boxes, and video-on-demand.

	September 30,	September 30,
	2007	2006

Basic Video RGUs [1]	357,000	355,000

Data RGUs [1]	279,000	253,000

Voice RGUs [1]	248,000	251,000

Total RGUs (Excluding Digital) [1]	884,000	859,000

Customers [2]	413,000	404,000

Average Revenue Per Customer [3]	$109	$107

Average RGUs Per Customer [4]	2.1	2.1

(1)	RGUs are all video, high-speed data, and voice connections provided to residential households and businesses. Dial-up Internet and long distance voice services are not included. Additional telephone lines are each counted as a RGU, but additional room hook-ups for video service are not counted. For bulk arrangements in residential Multiple Dwelling Units (“MDUs”), the number of RGUs is based on the number of video, high-speed data and voice connections provided and paid for in that MDU. Commercial structures such as hotels and offices are counted as one RGU regardless of how many units are in the structure. Delinquent accounts are generally disconnected and no longer counted as RGUs after a set period of time in accordance with our credit and disconnection policies. RGUs may include customers receiving some services for free or at a reduced rate in connection with promotional offers or bulk arrangements. RGUs provided free of charge under courtesy account arrangements are not counted, but additional services paid for are counted.

(2)	A “Customer” is a residential household or business that has at least one paid video, high-speed data or local voice connection. Customers with only Dial-up Internet or long distance voice service are not included. For bulk arrangements in residential MDUs, each unit for which service is provided and paid for is counted as a Customer. Commercial structures such as hotels and offices are counted as one Customer regardless of how many units are in the structure. Delinquent accounts are generally disconnected and no longer counted as Customers after a set period of time in accordance with our credit and disconnection policies.

(3)	Average Revenue per Customer is total revenue for a given monthly period (excluding Dial-up Internet, reciprocal compensation and certain commercial revenue) divided by the average number of Customers for the period.

(4)	Average RGUs per Customer is the total number of RGUs divided by the number of Customers.
Results of Operations
The financial information presented in this quarterly report comprises the unaudited condensed consolidated financial information for the three and nine months ended September 30, 2007 and 2006.
Approximately 96% of our revenue for the nine months ended September 30, 2007 is attributable to recurring monthly charges for services provided to residential and commercial customers. The remaining 4% of our revenue is attributable to charges for usage-based services.
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

RCN CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	For the three months ended
	September 30,
	2007	2006
Revenues	$155,701	$149,688
Costs and expenses:
Direct expenses	51,995	49,278
Selling, general and administrative (including stock-based compensation of $9,560 and $4,287)	75,628	71,289
Impairments, exit costs and restructuring	4,797	1,288
Depreciation and amortization	49,983	47,813

Operating loss	(26,702)	(19,980)

Investment income	2,159	1,347
Interest expense	(10,622)	(4,295)
Loss on sale of assets	(105)	(47)
Other income, net	337	3

Loss from continuing operations before income taxes	(34,933)	(22,972)
Income tax expense	—	—

Loss from continuing operations	(34,933)	(22,972)
(Loss) income from discontinued operations, net of tax	(305)	141

Gain on sale of discontinued operations, net of tax	45	—

Net loss	$(35,193)	$(22,831)

	For the nine months ended
	September 30,
	2007	2006
Revenues	$468,191	$434,863
Costs and expenses:
Direct expenses	159,347	144,523
Selling, general and administrative (including stock-based compensation of $21,328 and $13,953)	214,841	210,749
Impairments, exit costs and restructuring	6,860	4,614
Depreciation and amortization	144,578	144,137

Operating loss	(57,435)	(69,160)

Investment income	6,893	4,439
Interest expense	(21,706)	(20,344)
Gain on sale of investment in unconsolidated entity	—	125,377
Loss on sale of assets	(754)	(1,913)
Loss on early extinguishment of debt	(63,928)	(19,252)
Other (expense) income, net	(458)	31

(Loss) income from continuing operations before income taxes	(137,388)	19,178
Income tax (benefit) expense	(511)	7,467

Net (loss) income from continuing operations	(136,877)	11,711
Income from discontinued operations, net of tax	1,482	1,112

Gain on sale of discontinued operations, net of tax	15,789	—

Net (loss) income	$(119,606)	$12,823

Revenues
Revenue increased $6.0 million, or 4.0%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 and increased $33.3 million, or 7.7%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.
Core residential revenue increased $5.6 million, or 4.5%, for the three months ended September 30, 2007, and increased $16.1 million, or 4.3%, for the nine months ended September 30, 2007. The increase was due to an increase in ARPC and an increase in the average number of customers compared to 2006. The increase in ARPC, which was driven primarily by price increases and higher cable modem penetration, resulted in increased revenue of $2.8 million and $8.3 million for the three and nine month periods ended September 30, 2007. The increase in average customers resulted in increased revenue of $2.9 million and $7.7 million for the three and nine-month periods ended September 30, 2007. Partially offsetting these increases was a decline in voice penetration and average revenue per voice RGU as customers have migrated to lower priced voice plans, wireless solutions, lower cost solutions and usage has declined.
Commercial revenue increased $1.8 million, or 8.4%, for the three months ended September 30, 2007, and increased $17.0 million, or 33.8%, for the nine months ended September 30, 2007. The increase in commercial revenue for the nine months ended September 30, 2007 was due to the acquisition of CEC completed on March 17, 2006, and due to the continued growth in revenue from transport services, which was also responsible for the increase for the three months ended September 30, 2007.
Consistent with industry trends, dial-up revenue decreased by $0.9 million and $3.1 million, respectively, for the three and nine months ended September 30, 2007, as the number of dial-up customers continued to decline. Reciprocal compensation revenue, which is impacted to a large degree by dial up usage, decreased $0.5 million for the three months ended September 30, 2007 and decreased $1.1 million for the nine months ended September 30, 2007, excluding a $4.4 million benefit recognized during the three months ended June 30, 2007 related to a reciprocal compensation agreement.

	Revenue
	For the three months ended September 30,
			Fav(unfav)
(dollars in thousands)	2007	2006	Variance	Var %
Video	$66,338	$61,519	$4,819	7.8%
Data	33,282	30,661	2,621	8.5%
Voice	28,229	30,377	(2,148)	(7.1%)
Other	1,965	1,695	270	15.9%

Total Core Residential	129,814	124,252	5,562	4.5%

Commercial	22,917	21,137	1,780	8.4%
Dial-Up	2,131	2,997	(866)	(28.9%)
Recip Comp / Other	839	1,302	(463)	(35.6%)

Total	$155,701	$149,688	$6,013	4.0%

	Revenue
	For the nine months ended September 30,
			Fav (unfav)
(dollars in thousands)	2007	2006	Variance	Var %
Video	$198,789	$184,330	$14,459	7.8%
Data	98,093	88,412	9,681	10.9%
Voice	84,617	92,721	(8,104)	(8.7%)
Other	5,361	5,308	53	1.0%

Total Core Residential	386,860	370,771	16,089	4.3%

Commercial	67,331	50,338	16,993	33.8%
Dial-Up	7,009	10,111	(3,102)	(30.7%)
Recip Comp / Other	6,991	3,643	3,348	91.9%

Total	$468,191	$434,863	$33,328	7.7%

Direct Expenses
Direct expenses increased $2.7 million, or 5.5%, for the three months ended September 30, 2007 and increased $14.8 million, or 10.3%, for the nine months ended September 30, 2007 compared to the same periods in 2006. Part of this increase is due to the impact of vendor settlements, which were $2.2 million and $6.7 million for the nine months ended September 30, 2007 and 2006, respectively. There were no vendor settlements for the three months ended September 30, 2007 and 2006, respectively. Direct expenses for the three months ended September 30, 2007 also reflect the benefit of an adjustment to programming expense of $1.2 million due to our recent experience with programming audits, which has been more favorable than in previous years. Direct expenses for the three months ended September 30, 2006 reflect a reduction of $2.5 million of accrued programming expenses related to a change in accounting estimate.
Excluding the impact of the vendor settlements and the programming adjustments, direct expenses for the three months ended September 30, 2007 increased $1.4 million, or 2.7% and increased $9.0 million, or 5.9%, as compared to the same periods in 2006. The increase in direct costs for the three months ended September 30, 2007 is due primarily to an increase in the average programming cost per subscriber. The year-to-date increases are primarily related to increases in network costs due to the acquisition of CEC in March 2006. Increases in programming costs due to average programming cost per subscriber and slightly higher average video RGUs also contributed to the overall increase in direct costs for the nine months ended September 30, 2007.
Selling, General and Administrative Expenses
For the three months ended September 30, 2007, selling, general and administrative expenses (“SG&A”) increased $4.3 million, or 6.1%; excluding the impact of stock-based compensation, SG&A decreased $1.0 million or 1.4%. Network operations and construction expenses increased $0.4 million due to higher installation activity, sales and marketing expenses increased $1.0 million due to higher sales activity and additional small business sales and marketing resources, and customer service costs increased $0.5 million due to higher call volume and the outsourcing transition. These increases were offset by a $2.9 million decrease in general and administrative expenses, driven by reductions in labor-related costs, insurance, property taxes, building expenses, and bad debt.
For the nine months ended September 30, 2007, SG&A increased $4.1 million, or 1.9%; excluding the impact of the CEC acquisition and stock-based compensation, SG&A decreased $6.8 million or 3.4%. Network operations and construction expenses decreased $1.3 million due to lower labor-related costs and maintenance contracts, sales and marketing expenses increased $1.2 million due to higher sales activity and additional small business sales and marketing resources, and customer service costs increased $1.0 million due to higher call volume and the outsourcing transition. These increases were offset by a $7.7 million decrease in general and administrative expenses, driven by reductions in labor-related costs, insurance, property taxes, and facilities expenses.

	SG&A
	For the three months ended September 30,
			Fav/(unfav)
(dollars in thousands)	2007	2006	Variance	Var %
Network operations and construction	$26,213	$25,846	$(367)	(1.4%)
Sales and marketing	15,527	14,574	(953)	(6.5%)
Customer service	5,540	5,000	(540)	(10.8%)
General and administrative	18,788	21,582	2,794	12.9%
Stock-based compensation	9,560	4,287	(5,273)	(123.0%)

Total SG&A	$75,628	$71,289	$(4,339)	(6.1%)

	SG&A
	For the nine months ended September 30,
			Fav/(unfav)
(dollars in thousands)	2007	2006	Variance	Var %
Network operations and construction	$74,503	$71,299	$(3,204)	(4.5%)
Sales and marketing	41,818	39,015	(2,803)	(7.2%)
Customer service	16,580	15,608	(972)	(6.2%)
General and administrative	60,612	70,874	10,262	14.5%
Stock-based compensation	21,328	13,953	(7,375)	(52.9%)

Total SG&A	$214,841	$210,749	$(4,092)	(1.9%)

Impairments, Exit Costs and Restructuring
During the three and nine months ended September 30, 2007, we recorded charges for impairments, exit costs and restructurings totaling $4.8 million and $6.9 million, respectively. We recorded exit costs primarily due to two property leases in Pennsylvania totaling $2.1 million and restructuring costs of $2.5 million associated with outsourcing our customer care operations. In addition, during the first six months of 2007, we recorded exit costs totaling $5.0 million primarily as a result of an early termination of a lease in New Jersey and revisions made to the amount of estimated cash flows from leased properties in Pennsylvania and New York. In April 2007, we reached a settlement with 202 Centre Street Realty LLC for damages we incurred relating to space that we had exited in 2002. At the time the property was exited, the abandoned property, plant and equipment was recorded in “impairments, exit costs and restructurings”, and therefore, the portion of the settlement relating to the abandoned property, plant and equipment, net of legal fees incurred, totaling $3.1 million, was recorded in “impairments, exit costs and restructurings” during the nine months ended September 30, 2007.
During the three and nine months ended September 30, 2006, total exit costs were $1.3 million and $4.6 million, respectively, reflecting facilities that we exited in Chicago, Boston and Virginia, as well as the former headquarters in Princeton, New Jersey. During the three and nine months ended September 30, 2006, we amortized $0.4 million and $1.5 million, respectively, of this exit cost as a reduction to rent expense in selling, general, and administrative expense.
Depreciation and Amortization
Depreciation and amortization expense increased $2.2 million, or 4.5%, to $50.0 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, and increased $0.4 million, or 0.3%, to $144.6 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. In the first quarter of 2006, an incremental $2.8 million of depreciation expense was recorded due to the acceleration of remaining lives of leasehold improvements and other fixed assets in the former headquarters, which we exited in April of 2006.
Investment Income
Investment income increased $0.8 million to $2.2 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, and increased $2.5 million to $6.9 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The nine-month increase is due to the additional income earned from the proceeds of our First Lien credit facility prior to the payment of our dividend in the second quarter of 2007; both the three- and nine-month increases are also due in part to an overall increase in interest rates.
Interest Expense
Interest expense for the three months ended September 30, 2007 increased $6.3 million as compared to the three months ended September 30, 2006 reflecting the increase in debt from $203 million at December 31, 2006 to $522 million at September 30, 2007. Interest expense for the nine months ended September 30, 2007 increased $1.4 million as compared to the nine months ended September 30, 2006, primarily due to the timing of our debt reduction initiatives in March 2006 as well as our new debt issuance in May of 2007.
As of September 30, 2007, the effective interest rate on our First-Lien Term Loan of $519 million was 7.53%. The effective interest rate includes the effect of interest rate swap agreements.
Gain on sale of investment in unconsolidated entity
In the first quarter of 2006, we recorded a gain of $125.4 million as a result of the sale of our 48.93% interest in Megacable.

Loss on the early extinguishment of debt
In connection with the repayment of our Former First-Lien Credit Agreement and successful tender offer and consent solicitation for our Second-Lien Convertible Notes, we recognized a loss on extinguishment of debt of $63.9 million during the nine month period ended September 30, 2007, consisting of (i) the fair value of all new warrants issued, totaling $38.4 million, (ii) the cash paid in excess of par value ($133 per $1,000 principal amount), totaling $16.6 million, and (iii) the write-off of deferred financing costs and professional fees, totaling $8.9 million.
During the nine month period ended September 30, 2006, we recognized a loss on extinguishment of debt of $19.3 million in connection with the repayment of our Former First-Lien Credit Agreement and Third-Lien Term Loan. The losses recognized consisted of early payment penalties of $6.5 million and the write-off of deferred financing costs of $12.8 million.
Other income (expense), net
Other income (expense), net consists of penalties and late fees.
Discontinued Operations
On March 13, 2007, we completed the sale of our San Francisco, California properties to Astound Broadband LLC, a subsidiary of Wave Broadband LLC (“Wave”) for cash consideration of approximately $45 million and recorded an after-tax gain on this transaction of $15.7 million. During 2007, we also exited the Los Angeles, California market. The revenues and expenses from each of these properties have, along with associated income taxes, been removed from continuing operations and reclassified into a single line item on the Condensed Consolidated Statements of Operations as “Income from discontinued operations, net” in each period presented.
Liquidity and Capital Resources

	September 30,	December 31,
(dollars in thousands)	2007	2006

Cash, cash equivalents and short-term investments	$113,021	$124,515
Debt (including current maturities and capital lease obligations)	521,777	202,792
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
Operating Activities
Net cash provided by operating activities was $81.2 million for the nine months ended September 30, 2007, an increase of $28.2 million over cash provided by operating activities for the nine months ended September 30, 2006. The increase primarily reflects improved earnings from operations, improved collections on accounts receivable, and the proceeds received from the Centre Street settlement.
During the nine months ended September 30, 2007 and 2006, we made cash payments for interest totaling $25.9 million and $19.8 million, respectively. Our cash paid for interest will be higher in the fourth quarter of 2007 as opposed to the fourth quarter of 2006 because our average debt balance has increased significantly in connection with our new First-Lien credit agreement.
Investing Activities
Net cash used in investing activities was $62.5 million in the nine months ended September 30, 2007. This primarily reflects capital spending of $89.6 million offset by $49.4 million in proceeds from the sale of discontinued operations and other assets. For the nine months ended September 30, 2006, net cash provided by investing activities was $215.9 million, primarily reflecting $307.5 million in proceeds from the sale of our interests in Megacable and MCM offset by $38.5 million used for the purchase of CEC and $58.9 million in capital spending. The year-over-year increase in capital spending of $30.8 million was primarily driven by investments in commercial and residential network expansions to fuel organic growth as well as higher spending on customer premise equipment and installations, due to higher install volumes and increased penetration of digital equipment.

Financing Activities
Net cash used in financing activities was $51.1 million for the nine months ended September 30, 2007, primarily due to $347.3 million in cash used to pay a special dividend and $217.6 million for the repayment of debt (see discussion below), offset by $520.0 million in debt proceeds. Net cash used in financing activities for the nine months ended September 30, 2006 was $295.6 million reflecting $372.3 million in repayments under our former First-Lien Credit Agreement, former Third-Lien Term Loan, and capital lease obligations (including $6.5 million in prepayment penalties), and $1.4 million for the purchase of treasury stock, offset by net proceeds of $70.6 million from the new First-Lien Credit Agreement and $7.5 million in proceeds from stock option exercises.
From time to time, we may evaluate certain strategic actions that would enhance our value, including selling assets and acquiring or merging with another entity. Under the terms of our credit facility, the proceeds of asset sales are required, with certain exceptions, to be used to pay down the credit facility. In certain cases, acquisitions or mergers would require approval of our current lenders and our current stockholders. As of September 30, 2007, we have $33.9 million of available borrowing capacity under the $75 million revolving line of credit within the First-Lien Credit Agreement. We have no assurance that our lenders and stockholders would give us approval to pursue acquisitions or mergers, nor can we be assured that we would be able to raise any funds necessary to undertake such acquisitions or mergers at terms favorable to us, if at all.
Description of Outstanding Debt
As of September 30, 2007, our total debt was approximately $521.8 million, including $3.0 million of capital lease obligations. The following is a description of our debt and significant terms contained in the related agreements.
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
First-Lien Credit Agreement
On May 25, 2007, we entered into a new First-Lien Credit Agreement also with Deutsche Bank as Administrative Agent, and certain syndicated lenders party thereto (the “First-Lien Credit Agreement”). The First-Lien Credit Agreement provides for term loans in the aggregate principal amount of $520 million, and a $75 million line of credit, all of which can be used as collateral for letters of credit. The proceeds of the First-Lien Credit Agreement were used to repay all of the outstanding indebtedness under the Former First-Lien Credit Agreement as well as the Second-Lien Convertible Notes, and to pay a special dividend of $9.33 per share of RCN common stock (as discussed further below and in Note 10). The term loan bears interest at the Administrative Agent’s prime lending rate plus an applicable margin or at the Eurodollar rate plus an applicable margin, based on the type of borrowing elected by us. The effective rate at September 30, 2007 was 7.53%. The $520 million of term loans mature in May 2014.
In addition, the First-Lien Credit Agreement provides for the availability of a revolving line of credit in the aggregate amount of up to $75 million, approximately half of which is currently utilized for outstanding letters of credit. The obligations of the Company under the First-Lien Credit Agreement are guaranteed by all of our operating subsidiaries and are secured by substantially all of the Company’s assets.. The First-Lien Credit Agreement contains certain covenants that, among other things, limit our ability to incur indebtedness, create liens on our assets, make particular types of investments or other restricted payments, engage in transactions with affiliates, acquire assets, utilize proceeds from asset sales for purposes other than debt reduction except for limited exceptions for reinvestment in the business, merge or consolidate or sell substantially all of our assets.
We are in compliance with all covenants under the First-Lien Credit Agreement.
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

Letters of Credit
We have approximately $41.1 million of letters of credit as of September 30, 2007 relating to our workmen’s compensation and employee liability insurance policies, real estate lease obligations, right of way obligations, and license and permit obligations to governmental agencies.
Acquisition of NEON Communications Group, Inc.
As previously announced, on June 24, 2007, RCN entered into a definitive Agreement and Plan of Merger pursuant to which RCN intends to acquire NEON Communications Group, Inc. (“NEON”) for a purchase price of $5.15 to $5.25 per share, or an aggregate purchase price of $255 million to $260 million. RCN has received Federal Communication Commission (“FCC”) and substantially all state regulatory approvals for the transaction. NEON’s stockholder approval was obtained on November 6, 2007. The transaction remains subject to confirmation by RCN that NEON has achieved minimum agreed-upon revenue and profit milestones during the three months ended September 30, 2007. If the milestones were met for the three months ended September 30, 2007, the transaction is expected to close in mid-November.
We expect to fund this transaction with the combination of proceeds from an additional $200 million term loan under our existing senior secured credit facility, a draw of approximately $25 million under our existing $75 million line of credit, and cash on hand. The additional term loan will contain the same pricing and terms as our existing term loan. In connection with this financing, a secured leverage covenant will be added to our credit facility, per the terms of our financing commitment, which will apply to both our new and existing loans.
Recently Issued Accounting Pronouncements
See Note 1, “Organization and Basis of Presentation,” to the accompanying unaudited condensed consolidated financial statements for a full description of recently issued accounting pronouncements including the date of adoption and effects on results of operations and financial condition.
Critical Accounting Judgments and Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We periodically assess the accuracy of these estimates and assumptions. Actual results could differ from those estimates.
Inflation
We do not believe that our business is impacted by inflation to a significantly different extent than the general economy in the United States.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business RCN is exposed to market risk arising from changes in interest rates that could impact cash flows and earnings. Our primary interest rate risk results from changes in the U.S. prime and Eurodollar rates, which are used to determine the interest rates applicable to our borrowings under our First-Lien Credit Agreement. From time to time, we use derivative instruments primarily consisting of interest rate swap agreements to manage this interest rate exposure by achieving a desired proportion of fixed rate versus variable rate borrowings. All of our derivative transactions are entered into for non-trading purposes. As of September 30, 2007, we were a party to a series of interest rate swap agreements with a notional amount of $345 million and a seven year term.
As of September 30, 2007, we held $79.1 million of short-term investments and $33.9 million of cash and cash equivalents primarily consisting of investment grade commercial paper, government backed obligations, and money market deposits. Our primary interest rate risk on short-term investments and cash and cash equivalents results from changes in short-term (less than six months) interest rates. However, this risk is largely offset by the fact that interest on our bank credit facility borrowings is variable and is reset over periods of no more than six months.
At September 30, 2007 the interest rate for the First-Lien Credit Agreement was Eurodollar plus 2.25%, or 7.5% and current borrowings totaled $518.7 million. Assuming the current level of borrowings under the First-Lien Credit Agreement, an increase or decrease in the average interest rate of 10% would result in an increase or decrease in annual interest expense of approximately $1.0 million.

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
On March 14, 2007, we reached a tentative settlement of the Class Action Complaint. The settlement agreement was executed in July 2007, and is subject to judicial and other related approvals. In accordance with the terms of the settlement agreement the cost of substantially all the entire amount of the settlement will be paid by our insurance carrier under the terms of our applicable insurance policies and therefore, will not have a material impact on our financial condition, results of operations or liquidity.
City of Chicago Franchise Fee
RCN, like most if not all other cable providers, currently does not pay a franchise fee on the Company’s cable modem Internet access services on the basis that the FCC has determined that such Internet services are not “cable services” as defined in the Communications Act. RCN’s position has been challenged by the City of Chicago, which has brought suit against RCN-Chicago, as well as AT&T Broadband (now Comcast), the incumbent cable operator in RCN-Chicago’s franchised service area, and the other franchised cable television operator in the City of Chicago (collectively, the “Defendants”). The Defendants removed the action to federal court and succeeded initially in obtaining dismissal of the action on the ground that cable modem service, as a matter of law, is not a “cable television service” within the scope of the franchise agreements and therefore cannot be subject to the agreements’ franchise fee provision, which by its express terms is to be interpreted and applied in accordance with the Communications Act. The City of Chicago appealed both the removal to federal District Court and the District Court’s dismissal of its case to the U.S. Seventh

Circuit Court of Appeals. On October 1, 2004, the Seventh Circuit vacated on jurisdictional grounds the District Court’s decision dismissing the City of Chicago’s claims, and remanded the case back to the Circuit Court for Cook County, Illinois, for further proceedings. The Seventh Circuit expressed no opinion on the merits of the case. The City of Chicago then re-filed its case in the Cook County Circuit Court. The Cook County Circuit Court on October 5, 2005, also dismissed the City’s complaint, and the City appealed the Circuit Court’s dismissal to the Illinois Appellate Court. On May 17, 2007, the Illinois Appellate Court reversed the judgment of the Circuit court, finding that the franchise agreements are valid contracts under state law and the agreements are not preempted by federal law (including the Communications Act). The Appellate Court further ruled that the Defendants are in violation of their contractual terms under the franchise agreements by nonpayment of franchise fees on cable modem service since April 2002. On June 21, 2007, Comcast filed a Petition for Rehearing of that decision which was denied by the Appellate Court. RCN and the other parties subsequently filed petitions for leave to appeal to the Illinois Supreme Court. The City opposed these petitions, and the decision whether to grant an appeal is currently pending before the Illinois Supreme Court. The Company cannot predict whether the Illinois Supreme Court will grant the Defendants’ requests to appeal and, if so, whether Defendants will be successful in overturning the Appellate Court decision.
If the City of Chicago ultimately prevails, cable operators in Chicago, including RCN-Chicago, would need to pay a 5% franchise fee on all cable modem revenues, which would likely be passed through to cable modem customers going forward. In the event that RCN-Chicago was required to pay these fees retroactively, it may not be able to recover such fees from its customers. The final disposition of this case is not expected to have a material adverse effect on RCN’s consolidated financial position, but could possibly be material to RCN’s consolidated results of operations in any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.
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
Item 1A. Risk Factors
There have been no other material changes in our “Risk Factors” as discussed in Item 1A of our Annual Report and Item 1A of our Quarterly Report on Form 10-Q filed on August 9, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the second quarter of 2007, RCN’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock under a program with no expiration date. Under this program, the Company repurchased 261,600 shares for $3.6 million in the third quarter of 2007. As of September 30, 2007, approximately $21.4 million remained authorized for repurchases under the stock repurchase program.
The following table represents share repurchase activity for the three months ended September 30, 2007:

			Total Number of	Approximate
			Shares	Dollar Value that
			Repurchased as	yet may be
	Total Number		part of Publicly	Repurchased
	of Shares	Weighted	Announced	Under the
	Repurchased	Average Price	Program	Program
Period	(in thousands)	Paid per Share	(in thousands)	(in thousands)
July 1-31, 2007	—	$—	—	$25,000
August 1-31, 2007	239	$13.88	239	$21,700
September 1-30, 2007	23	$13.89	23	$21,400
There were no additional share repurchases made subsequent to September 30, 2007 through November 5, 2007 as part of this share repurchase program.

Item 5. Other Information
RCN Telecom Services, Inc., a wholly owned subsidiary of RCN Corporation, has entered into a Master Service Agreement, dated September 27, 2007 with Sitel Operating Corporation, whereby Sitel will provide customer service and technical support directly to RCN’s video, data, and telephony customers. This agreement will remain in effect for a minimum of two years, and (subject to early termination provisions) continue thereafter until terminated on six (6) months written notice.
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

10.1	Master Service Agreement, dated as of September 27, 2007, by and between RCN Telecom Services, Inc. and Sitel Operating Corporation, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**	Document attached.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RCN Corporation

/s/ Peter D. Aquino Peter D. Aquino
President and Chief Executive Officer
Date: November 8, 2007

/s/ Michael T. Sicoli Michael T. Sicoli
Executive Vice President and Chief Financial Officer
Date: November 8, 2007