Form 10-K
period 2007-12-31
RCN CORP /DE/
filed 2008-03-11
CIK 1041858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
        The aggregate market value of the outstanding common stock of the Registrant held by non-affiliates as of June 30, 2007 based on the closing price of $18.79 on the NASDAQ was $544.1 million. Shares reported on Schedule 13D or 13G as being beneficially owned by a holder or group of holders who collectively beneficially own 15% or more of the registrant’s outstanding common stock have been excluded from such calculation. Such exclusion, however, shall not constitute an admission that such persons possess the power to direct or cause the direction of the management and policies of the registrant. There were 37,632,573 shares of voting common stock with a par value of $0.01 outstanding at March 7, 2008.
Indicate by check mark whether the registrant has filed all documents and reports to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be held on June 3, 2008 (the “2008 Proxy Statement”) are incorporated by reference into Part III hereof.

RCN CORPORATION AND SUBSIDIARIES
For the year ended December 31, 2007

Cautionary Statement Regarding Forward Looking Statements:
Our Form 10-K (“Annual Report”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the current views of RCN Corporation with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, RCN Corporation, which we refer to as “we”, “us” or “our” and in some cases, “RCN” or the “Company”, also provides forward-looking statements in other materials RCN releases to the public or files with the United States Securities & Exchange Commission (“SEC”), as well as oral forward-looking statements. You should consult any further disclosures on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC.
Such forward-looking statements are and will be subject to many risks, uncertainties and factors relating to our operations and the business environment that may cause our actual results to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause our actual results to differ materially from these forward-looking statements include, but are not limited to, the following:
•	our ability to operate in compliance with the terms of our financing facilities (particularly the financial covenants);

•	our ability to maintain adequate liquidity and produce sufficient cash flow to fund our capital expenditures and debt service;

•	our ability to attract and retain qualified management and other personnel;

•	our ability to maintain current price levels;

•	our ability to acquire new customers and retain existing customers;

•	changes in the competitive environment in which we operate, including the emergence of new competitors;

•	changes in government and regulatory policies;

•	uncertainty relating to economic conditions generally and in particular, affecting the markets in which we operate;

•	pricing and availability of equipment and programming;

•	our ability to obtain regulatory approvals and our ability to meet the requirements in our license agreements;

•	our ability to complete acquisitions or divestitures and to integrate any business or operation acquired;

•	our ability to enter into strategic alliances or other business relationships;

•	our ability to overcome significant operating losses;

•	our ability to expand our operating margins;

•	our ability to develop products and services and to penetrate existing and new markets;

•	technological developments and changes in the industry; and

•	the risks discussed in “Risk Factors” under Item 1A below.
Statements in this Annual Report and the exhibits to this report should be evaluated in light of these important factors. RCN is not obligated to, and undertakes no obligation to, publicly update any forward-looking statement due to actual results, changes in assumptions, new information or as the result of future events.

PART I
ITEM 1. BUSINESS
Introduction
RCN is a facilities-based, competitive broadband telecommunications services provider, delivering video, high-speed data and voice services to services primarily to Residential and Small & Medium Business (“SMB”) customers under the brand names of RCN and RCN Business Services, respectively. In addition, through our RCN Metro Optical Networks (“RCN Metro”) business unit, we deliver fiber-based high-capacity data transport services to large commercial customers, primarily large enterprises and carriers, targeting the metropolitan central business districts (“CBD”) in our geographic markets.
We construct, operate, and manage our own networks primarily in the Northeast and Mid-Atlantic states, and the Chicago area. The main metros and suburban areas where we operate include: Washington, D.C., Philadelphia, New York City, Boston and Chicago. We also have a large residential and small and medium business presence in the Lehigh Valley area.
RCN and RCN Business Services pass over 1.3 million addressable homes, and approximately 300,000 small and medium businesses. We currently have licenses to provide video, data, and voice services to over 5 million licensed homes in our footprint. We serve approximately 416,000 residential and small and medium business customers.
RCN Metro also has numerous points of presence (“POPs”) in other key cities from Richmond, Virginia to Portland, Maine as our fiber network continues to expand. Currently, RCN Metro enters approximately 1,200 commercial buildings with our own diverse fiber facilities, providing connectivity to private networks, as well as telecommunications carrier meet points, and local exchange central offices owned and operated by other carriers. Our RCN Metro fiber routes now exceed 5,000 route miles, with hundreds of additional commercial buildings on or near our network. We also have over 300,000 fiber strand miles, which highlights the fact that many of our metro and intercity rings are fiber-rich.
RCN is a Delaware corporation formed in 1997. Our principal executive office is located at 196 Van Buren Street, Suite 300, Herndon, Virginia 20170 and our telephone number is (703) 434-8200.
Available Information and Websites
The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge on the SEC’s Web site at www.sec.gov and on our Web site at www.rcn.com as soon as reasonably practicable after such reports are electronically filed with the SEC. The information posted on our Web site is not incorporated into our SEC filings.
Key Transactions
On November 13, 2007, we completed the acquisition of NEON Communications Group, Inc. (“NEON”). We paid a purchase price of $5.15 per share of NEON common stock, or total consideration of approximately $255 million. We funded the transaction with a combination of proceeds from an additional $200 million term loan under our existing credit agreement, a draw of approximately $25 million under our existing $75 million line of credit, and cash on hand.
Recapitalization. During 2007, we completed a recapitalization initiative in which we repaid all of our then outstanding debt, totaling approximately $199 million, and paid a special dividend of $9.33 per share, totaling approximately $347.3 million, utilizing the proceeds of a new $595 million revolving credit and term loan agreement. This recapitalization represented a significant return of value to our stockholders. In addition, we believe that our new credit agreement is more favorable to RCN both with respect to the interest rate and several less restrictive negative covenants incorporated therein, compared to our prior first-lien term loan agreement.
On March 13, 2007, we completed the sale of our San Francisco, California properties to Astound Broadband LLC, a subsidiary of Wave Broadband LLC, or Wave, for a purchase price of $45 million in cash, subject to adjustment for changes in working capital items, changes in the number of customers, and pre-closing capital expenditures. Separately, we ceased our operations in the Los Angeles, California market during 2007. Our California properties are reflected as discontinued operations in our financial statements.
In March 2006, we acquired Consolidated Edison Communications LLC (“CEC”), substantially increasing our fiber assets in the New York City metropolitan area and adding a number of enterprise customers. RCN Metro consists of the businesses of CEC and NEON in combination with the smaller commercial and carrier business operated by RCN prior to March 2006.

Also in March 2006, we completed the sale of our interests in Megacable, S.A. de C.V. and Megacable Communicaciones de Mexico S.A., collectively referred to as “Megacable”, for after-tax proceeds of $300 million that we subsequently used to repay a majority of our then-existing indebtedness.
2007 Highlights
RCN and RCN Business Services Growth. We grew core revenue in our RCN and RCN Business Services units by approximately 5% in 2007, up from 4% growth in 2006. We achieved this increase in growth through a variety of investments, including the addition of over 50,000 new homes, a significant increase in digital penetration to 69% of our video customers, as well as targeted incremental sales and marketing investments in both ecommerce and the small business sector. These investments produced growth in both customers and average revenue per customer.
RCN Metro Growth. Our RCN Metro revenue grew by 40% in 2007, on top of 182% growth in 2006. This growth was primarily the result of two key strategic acquisitions, CEC in 2006 and NEON in 2007; however, this business unit also produced organic revenue growth of over 10% in 2007, driven primarily by continued strong demand for our high-capacity, high-availability data transport services. Following our acquisition of NEON, we are one of the premier competitive telecommunications providers in our footprint, offering enterprise and carrier customers high bandwidth data transport services in the largest Northeastern U.S. cities, as well as to a number of other Northeastern cities and towns, along network routes that provide both redundancy to, and diversity from, solutions offered by competing carriers.
Margin Expansion. Our continued cost reduction initiatives resulted in a decrease in our selling, general and administrative costs (excluding stock-based compensation expense) as a percentage of revenue by approximately 400 basis points, to 40% of revenue, similar to the reductions we delivered in 2006. Key initiatives included outsourcing of certain customer care and field operations functions, as well as ongoing reductions in certain corporate overhead costs, including insurance, property taxes, and litigation.
2008 Strategy
Leverage the Vertical Model. RCN is well-positioned to serve multiple customer segments in each of our metropolitan markets. Our broadband and fiber network serves as a core foundation that we can leverage to provide “vertical” services to different types of customers, ranging from residential voice, video, and data services to feature-rich small and medium business products, to high capacity enterprise and carrier services. We continue to expand by growing organically through network extensions and “fill-in” opportunities, where we complete construction of previously bypassed areas within our network footprint, as well as utilizing new fiber routes provided by commercial acquisitions. The synergy of providing services to multiple customer types in the same area on the same network is expected to improve the overall productivity of our assets.
Continued Revenue Growth and Margin Expansion. During 2008, we expect to continue to grow revenue in each of our RCN, RCN Business Services and RCN Metro business units, leveraging the significant organic and strategic investments made during 2007, as well as potential future investments. We also expect to continue to increase our operating margins in 2008, through a series of process and technology-driven initiatives aimed at increasing effectiveness and productivity in key areas such as field operations, customer care, and sales, where we believe there is significant opportunity to improve, based on benchmarks versus our peers.
Invest in Enhancing the Customer Experience. We believe that we can distinguish RCN and RCN Business Services from our competitors by providing a superior installation, care, billing, and overall service experience to our customers. We are investing in information technology platforms, management tools, and process improvements across our operations that will position us to exceed our customers’ expectations throughout various “touch points,” including sales and installation, service and repair, billing and customer care. For example, we expect to launch a Customer Relationship Management platform for the first time in 2008, which will consolidate information currently contained in multiple systems and provide superior work flow capability vs. our current systems, allowing our customer service representatives and field operations personnel to provide more accurate and timely support for our customers.
Lead Delivery of All-Digital Video Services. We are committed to transitioning our video network to an “all-digital” platform. Our objective is to reclaim nearly 80 analog channels in every RCN market and use the spectrum for new High Definition and Standard Definition programming content, and new services. Because we can deliver up to three high-definition, or “HD”, services in each analog channel, as well as up to ten standard definition services in each analog channel, migrating to an all-digital platform will enable us to provide services that are highly competitive with many of our competitor’s video offerings, including with respect to the number of digital or HD channels and picture quality. The newly reclaimed spectrum will also be used to enhance our traffic management capabilities to ensure a high quality of service for the growing demand for our high speed data services. We increased our digital penetration to 69% of video customers in 2007, up significantly from 55% at the end of 2006, and we expect to continue our rapid increase in digital penetration during 2008. In January 2008, we launched a formal “all-digital” transition program in Chicago, and we expect to launch additional markets during 2008, and anticipate completing all of our markets within the next several years.
Expand RCN Metro. We acquired two key Competitive Local Exchange Carriers (“CLECs”) in our Northeast and Mid-Atlantic footprint, ConEd Communications, or CEC, in New York City and the surrounding metro area, and NEON, whose network is focused in New England and stretches down diverse routes to Virginia. We transport services across several river crossings in and out of Manhattan, through diverse conduits of both telco and energy systems, and expand through right-of-ways that enterprises and carriers can find desirable for their expanding data requirements. The telecom traffic-rich corridor in the Northeast, Mid-Atlantic, and Chicago regions provide our sales teams with significant opportunities to attract new customers looking for fiber-based alternatives and aggregation transport services.

Execute Accretive Corporate Development Initiatives. We believe that there are multiple paths to achieve long-term revenue and cash flow growth, including organic investments, strategic or corporate development activities, as well as brand enriching product development and co-marketing relationships. In the last three years, we have executed four significant transactions — two dispositions (Megacable and California assets) and two strategic acquisitions, (ConEd and NEON), which consolidated our footprint, strengthened our growth prospects, and enabled us to rationalize our capital structure. We will continue to evaluate business development opportunities that could enhance shareholder value, including the acquisition of additional network assets or new products and services, as well as other potential alternatives.
RCN and RCN Business Services
Through our RCN and RCN Business Services business units, we offer video, traditional circuit-switched telephone, voice-over-Internet-Protocol phone (“VoIP”) and high speed Internet products to residential and small business customers. Customers can purchase our products on an a la carte basis, or they may choose to bundle multiple services into a single subscription with single billing and a single point of installation and support. Customers who bundle services typically receive those services at a discount to the sum of the a la carte prices of the individual products. Our bundle approach reduces operating costs due to efficiencies in customer care, billing, and support, and we believe offers our customers a greater value. Approximately 68% of our current customer base purchases bundled products.
Video Services
Our video service delivers multiple channels of television programming to subscribers who pay a monthly recurring fee for those services. We receive television signals delivered from television networks over-the-air, by fiber-optic transport, or via satellite delivery to our antennas, microwave relay stations and satellite earth stations. We aggregate and organize these signals in our technical facilities, and deliver a specified lineup of programming services to our subscribers in both digital and analog formats. In 2006, we completed an upgrade to deliver all of our programming services in digital format, and we anticipate offering our customers the advantages of an all-digital video platform in all of our markets over the next several years. RCN customers who elect to take advantage of our all-digital network offerings would be required to utilize a digital set-top box to view our digital services, and we anticipate that substantially all RCN residential video subscribers will be utilizing a digital set-top box within the next several years. In certain instances, we are able to deliver a limited digital channel line-up to small business customers without requiring a set-top box.
We deliver all of our video programming content in digital format, and also transmit certain channels in analog format. Our entire channel line-up, including our complete broadcast basic and expanded basic services, is delivered with a superior picture for those customers who elect to receive services by means of a digital set-top box, positioning us to compete more effectively with the digitally-delivered services of our digital broadcast satellite, or DBS, competitors, such as DirecTV and Echostar. The ongoing transition of our network to an all-digital platform by ceasing the delivery of analog signals allows for the reclamation of spectrum on our network and the launch of numerous additional video services. This process began in 2007, and became operational with the conversion of portions of our Chicago system to an all-digital format in early 2008. This process will continue throughout the RCN network over the next several years.
Our video services include:
•	Basic and Expanded Basic Package: Our video customers receive a package of basic programming that generally consists of local broadcast television stations, local community programming (including governmental and public access), and limited satellite-delivered or non-broadcast channels. The basic channel line-up generally includes between 18 and 30 channels and is accessible to customers with or without a digital set-top box. Our expanded basic programming level includes approximately 45 to 60 additional channels, including many popular cable networks. Both of these service levels are available in a 100% digital viewing format if our customers elect to utilize a digital set-top box. Following conversion to an all-digital network, customers receiving the equivalent of our basic and expanded basic packages will receive a newly-aligned 100-channel programming package that substantially improves our expanded basic level of service.

•	Digitalvision and Digitalvision Plus: We provide additional programming content to customers who obtain a digital set-top box and desire broader programming choices. With the use of the digital-set top box, our customers enjoy a robust, interactive program guide and 45 channels of commercial-free digital music. Digitalvision includes more than 20 special interest networks and Digitalvision Plus includes an additional 30 channels of commercial free movie and entertainment networks including Showtime, The Movie Channel, Starz, Encore and Cinemax. Since September 2006, RCN has also offered MiVision, a 30-channel package of Hispanic programming that can be purchased in total or in more limited, content-themed tiers, providing choice to our growing Hispanic customer base. Following conversion to an all-digital network, customers receiving the equivalent of our Digitalvision and Digitalvision Plus packages will receive our augmented expanded basic lineup, and will be able to customize their video programming service by subscribing to one or more of our new content-themed digital programming tiers on an a la carte basis.

•	Premium Channels: In addition to availability in our Digitalvision Plus service level, our customers can also purchase premium movie and entertainment channels, such as Showtime, HBO, Starz, Encore, and The Movie Channel, on an a la carte basis for a monthly fee. All such services include Video-on-Demand content as part of the monthly subscription. We also provide foreign language programming and adult content for an additional monthly fee.

•	High Definition Television (“HDTV”): We offer more than 30 HD television channels as part of our Digitalvision programming package. Following conversion to an all-digital platform, we anticipate the ability to launch up to an additional 60 HD channels as quality HD programming becomes more available from the networks.

•	Video on Demand (“VOD”) and Subscription Video on Demand (“SVOD”): Video-on-Demand provides our customers in all of our markets with access to hundreds of movies and other television content with complete control over the timing and playback of that content. Pay-per-use movies, International movies and adult VOD are among the most popular categories and we continue to expand our library as content becomes available in these categories. RCN also offers SVOD services that are included as part of several of RCN’s service bundles or that can be added for an additional fee.

•	Digital Video Recorder (“DVR”): RCN offers a dual-tuner High Definition DVR set-top box that allows our customers to record one program while viewing another whether it is recorded in standard definition or high definition. DVR technology affords the ability to our customers to digitally record, store and play television programs without the inconvenience of tape or DVDs

•	Pay-Per-View (“PPV”): PPV or “Big Event” programming remains the most popular and efficient way to offer one-time special sporting events, music concerts or other commercial-free programming on a specific activated channel. Beginning in 2007, RCN also added to our PPV content Major League Baseball’s “MLB Extra Innings, National Hockey League’s “NHL on Ice” and the National Basketball Association’s “NBA League Pass” which added hundreds of hours of new content for our customers.
In addition, we operate a video production studio located in our Lehigh Valley, Pennsylvania market and produced in 2007 over 750 sports, news, and entertainment programs focused on content of community and local interest in our markets. Much of this RCN-produced content is made available on an on-demand basis through our VOD platform. We plan to continue to utilize our ability to produce original programming to further distinguish our video offerings from our competitors.
Bulk Video Services
We provide video services to hotels, hospitals, universities, and other organizations seeking to deliver multiple video connections by means of a single relationship with a video provider. Our bulk video products generally offer more limited video lineups than available to our residential customers. These services, however, generally involve more extensive installation and network design development than residential applications, and are often combined with Voice, Internet and data transport services sold as a bundled, customized communications solution.
High-Speed Data Services
We offer high-speed Internet services to residential and small business customers at download speeds ranging from 1.5 megabits per second, or Mbps, to 20 Mbps. These services include Internet access, email and webmail, Internet security services, and other web-based services. Through RCN’s website and customer portal, we also offer on-line electronic gaming and music downloads for a monthly subscription fee.
Voice
We provide local, long distance, and international voice telephone services. We offer a full range of calling plans that generally include unlimited local, regional, and long distance calling with a variety of calling features. Our voice features include voicemail, caller identification, call waiting, call forwarding, 3-way calling, 911 access, operator services, and directory assistance. We provide voice services through a traditional, switched platform in most of our markets, although we use our Voice over Internet Protocol (“VoIP”), to deliver voice services in certain areas. As a voice provider, we operate as a facilities-based CLEC, meaning that we have independent access to phone numbers, can initiate and terminate calls anywhere in the U.S. or internationally, and provide 911 access to all of our voice customers by means of our traditional circuit-switched communications network.
Starpower VoIP Service
In early 2008, we introduced our Starpower Internet Phone Service, a VoIP solution for telephone users who may not be on the RCN network or within its service area, but who have a high-speed data connection from a broadband service provider. The Starpower Internet Phone Service includes features such as enhanced call forward; find me (simultaneous ring); online access to voicemail; enhanced 911 and directory assistance (411). This service also offers local, long-distance, and international calling capabilities. We offer our Starpower VoIP phone through the resale of the network and IP services of a third party outsourced provider. We believe that the launch of our Starpower VoIP phone will encourage customers who may move to a location not served by our network to retain an RCN service. Maintaining these customer ties may encourage customers to return to RCN if RCN’s network service becomes available in their new locations, or if they relocate to an area served by the RCN network. Starpower VoIP Service customers may also be inclined to purchase other RCN off-net products on an ongoing basis.

RCN and RCN Business Services Network
Our RCN and RCN Business Services network architecture consists of a hybrid-fiber-coax network architecture predominantly designed and built to support a bandwidth of 860 Megahertz. This architecture enables us to offer television, high-speed data, and local and long distance voice services to customers over a common network infrastructure. Our network also supports two-way interactive services such as VOD and linear pay-per-view services, as well as higher bandwidth high-definition video services. Upon the conversion of our network to an all-digital platform, we will have the technical ability to reallocate bandwidth on our network and to launch expanded and enhanced programming services as they become available in the future. We anticipate carefully planning our use of this newly deployable spectrum to optimize the delivery of video, data, and telephony services to our customers.
Our RCN and RCN Business Services distribution network relies upon on service nodes, which receive our video, data and voice signals from our fiber optic network and transmit those signals along our coaxial “last mile” distribution cables to customers’ premises. The fiber cable entering any particular service node typically reaches to within 1,000 feet of the customer’s premises, and the node service area typically consists of approximately 150 homes or small business locations. This small node service area combined with the deep fiber architecture provides for better operational performance of our network and also provides higher bandwidth per home than the traditional network design of other cable and telecommunication service providers. This design also allows us to match or exceed the bandwidth capabilities of more recently constructed fiber to the premises networks. We are able to deliver all of our video and data services, including linear, video-on-demand, high definition, and interactive services, and still have bandwidth underutilized and available for future use. In addition, we are considering several new equipment and transmission technologies, such as switched digital transmission, Docsis 3.0, and MPEG4 digital compression technologies, each of which could significantly increase our ability to deliver higher bandwidth services in the future.
Our RCN and RCN Business Services data network consists of all the networking and computer equipment required to provide full and complete ISP services to both our residential and small and medium business customers. We maintain an Internet backbone network that is used to interconnect to both settlement-free and settlement-based carriers. We maintain this backbone network as a means to provide service to our high-speed data customers.
We also maintain a carrier grade voice network that is capable of delivering high quality voice services to residential, small business, enterprise and carrier customers. Fiber-optic backbone facilities using synchronous optical network (“SONET”) transport electronics typically provide interconnection from the RCN local telephony switch to the telephony distribution electronics. Our voice network provides primary line service with full interconnection to the local emergency 911 centers and includes reserve batteries in the network or at the premise to provide backup power in the event of a commercial power outage. In certain markets, we use a “digital phone” architecture that transmits data signals over our broadband network between the customer premise and a RCN circuit switch, which then transports and terminates call over the public switched telephone network. Our Starpower VoIP phone service, which transports calls entirely by means of the public Internet, is delivered through the facilities of a third party vendor with whom we have entered into a resale agreement.
Customer Service
Customer service is an essential element of our business. We provide customer support for routine customer technical and billing questions through a third party outsourcing provider, which utilizes domestic U.S. and international customer care professionals. Customer questions and technical problems that can not be resolved through contracted care professionals are escalated to one of several locations that we operate utilizing RCN’s own management and employees. This customer care structure has allowed us to reduce our overall customer care expenses, while assuring that the more challenging customer technical and billing matters are handled by RCN’s experienced and trained care professionals. We also provide certain customer service functions via the Internet. RCN benefits from using a single integrated billing and customer care system, and plans to deploy process and technology enhancements during 2008 and beyond, including our Customer Relationship Management platform, to improve the quality and efficiency of our customer care operations.
Sales and Marketing
We sell our products through a variety of channels, including inbound and outbound telesales, which accounts for the majority of our sales. We also sell through local direct sales representatives, customer care representatives, and our e-commerce platform, which was both our fastest-growing and lowest cost sales channel during 2007. We organize our telesales representatives to gain the economies of a centralized telesales function, while continuing to allow us to market our services in a manner that is responsive to the unique promotional and network characteristics of each of our markets. We use targeted marketing techniques to generate interest in our products, including direct mail (which accounts for the majority of our marketing spend), radio, and print advertising, as well as local market promotions directed at specific multi-dwelling units and well-attended entertainment and sporting events. We also use search engine marketing and customer referrals to market our products. We have developed internal data management tools to analyze the market opportunity in each of our geographic areas, permitting us to more efficiently target our direct sales resources and reduce the delivery of mail to customers who are unlikely to purchase our services. Since our serviceable area is typically smaller than the overall media footprint in the metro markets we serve, we tend to focus more on direct mail and targeted local tactics rather than broader sources of media.

Pricing of Our Products and Services
Our revenues are generated principally from the monthly fees paid by our customers for services we offer. We also earn revenue from fees for services other than our delivery of traditional video programming packages, such as Pay-Per-View services, certain subscription-based and transactional VOD offerings, and certain Internet broadband services. We price our services to promote sales of bundled packages, primarily through volume discounts and other promotions. We sell individual services at prices that are generally competitive to those of the incumbent providers. Our prices vary based on the level of service the customer chooses. An installation fee is generally charged to new and reconnected customers. We also charge monthly fees for customer premise equipment. We have historically increased our prices by varying amounts based upon the increase in our costs of programming services we purchase from networks.
Programming
Programming is the primary component of our video services. We believe that offering a wide variety of programming is an important factor that influences a customer’s decision to subscribe to and retain our television services. We purchase programming content from a number of networks and our programming contracts generally continue for a fixed period of time and are subject to periodic, negotiated renewal. We generally pay programming suppliers a monthly license fee based on the number of subscribers who can access the programming. Some program suppliers offer financial incentives to support the launch of a channel and/or ongoing marketing efforts. For shopping and certain VOD and Pay-Per-View services, we receive a percentage of the amount our customers spend on home shopping purchases.
In an effort to achieve greater purchasing power, we purchase some of our programming content through the National Cable Television Co-op, or the NCTC, a cooperative buying organization that provides volume discounts to its members on programming purchased through the NCTC. The remainder of our programming is the result of direct agreements with the programmers. Our programming costs have increased in every year we have operated and we expect them to continue to increase due to a variety of factors, including annual increases required under existing contracts.
RCN Metro
We offer commercial telecommunications products and services to enterprises and carrier customers through our RCN Metro business unit. Our enterprise customers are generally large corporations, healthcare and educational institutions, and governments seeking high-bandwidth data transport services. We target Fortune 1000 companies and financial institutions and work closely with enterprise clients to develop custom telecommunications solutions that leverage our network and operational expertise. We have developed significant expertise in meeting the telecommunications needs of financial services firms, with several major investment banks among our RCN Metro customers. We distinguish RCN Metro in our markets by offering attractive route diversity to our customers, network redundancy, and superior customer care and technical responsiveness that are suited to the needs of sophisticated telecommunications consumer. Our RCN Metro network includes numerous unique fiber routes in New York City and in our intercity network, making us an attractive provider of telecommunications services to critical customer locations that require redundant communications solutions.
Our carrier customers are telecommunications services companies, including voice carriers, Internet Service Providers (“ISPs”), data transport providers and other data services companies, which utilize our services to provide redundancy for their own networks and to develop customer-specific applications. Our largest carrier customers are primarily wireless communications carriers seeking backhaul transport services to aggregate traffic from their geographically-dispersed switch sites. We have developed significant expertise in meeting the communications needs of the wireless providers, with several of the largest wireless carriers among our customers. Giving effect to the acquisition of NEON as if it had occurred on January 1, 2007, the ten largest carrier and enterprise customers comprised 40% of RCN Metro’s revenue.
RCN Metro Products
Our commercial product offerings include metro and intercity SONET, dense wavelength division multiplexing (“DWDM”), and Ethernet based transport services, co-location services, and high speed internet access services. We can also provide enterprise customers with services traditionally associated with our residential and small business units, including television and phone. Following the initiation of service in any RCN building, we target other potential customers in that building to deliver higher margin, incremental products and services to customers located in that building.
•	Transport Services: We provide SONET and Ethernet-based data transport services both within our metro markets and between cities over our intercity fiber network. Specific service offerings include: SONET Private Line services at bandwidth levels including DS-1, DS-3, OC-3, OC-12, OC-48, and OC-192; Wavelength (DWDM) services enabling flexible and scalable high capacity transport at 2.5 and 10 Gbps; and Ethernet services via dedicated, point-to-point as well as point-to-multipoint connectivity. We offer these services utilizing a variety of equipment platforms, enabling us to deliver services to customers in their preferred telecommunications architecture, including Cisco, Nortel, Lucent, and Ciena equipment.

•	Co-Location Services: We offer co-location services to our customers by maintaining secured and monitored technical space in the same facilities as several of our larger network operations locations. We offer full disaster recovery and data back-up capabilities in facilities that assure maximum server and data availability, as well as customized monitoring, maintenance and hosting services, and provide cost-effective pricing for customers who desire to combine co-location and hosting services with our data transport services.

•	Internet Access: Our Internet access offerings include dedicated access services targeted at businesses that desire single or multipoint high-speed, dedicated connections to the Internet. Our dedicated Internet access service provides internet speeds ranging from 1.544 megabits per second up to a Gigabit per second. We are a tier-1 Internet backbone provider in the U.S., with numerous public and private peering arrangements with other Internet backbone networks in our geographic footprint.
RCN Metro Network
RCN Metro’s network is a fiber-based, highly redundant, survivable network optimized to deliver carrier grade telecommunications services to enterprise and carrier customers. The fiber-optic cable that is the foundation of the RCN Metro network is predominantly wholly-owned by RCN, and in certain cases may be leased from third party providers. In several of our markets, particularly New York, the majority of our commercial fiber cable deployed is placed in entirely separate conduit facilities from those of the incumbent service providers, providing a major competitive differentiator and selling point for our enterprise and carrier products. In other cases, we utilize the rights-of-way provided by incumbent telecommunications and utility providers, or our own facilities in public rights-of-way. With our acquisition of NEON in November 2007, we substantially extended the reach of our RCN Metro network, adding intercity transport routes that extend from Maine to Virginia. Several of the newly added NEON routes follow geographic routes that are diverse from the traditional, I-95 corridor along which many existing north-south telecommunications facilities follow.
A substantial majority of our RCN Metro revenue is earned using network routes and equipment that are distinct from our RCN and RCN Business Services network assets. We are able, however, to leverage the deeply penetrated fiber footprints of our RCN and RCN Business Services networks to deliver high-bandwidth enterprise and carrier products to locations that many competitors are not able to provide. In addition, we maintain two separate RCN Metro network operations centers, staffed by telecommunications engineers and operations professionals trained specifically to support RCN Metro customers, for which we provide redundancy through our separate RCN and RCN Business Services network operations center. Finally, the design, installation, support, and disconnection of RCN Metro services are generally performed by technicians trained specifically to work in our RCN Metro network environment. We utilize common back-office, IT, and other support services with our RCN and RCN Business Services units to obtain cost efficiencies while maintaining our focus on enterprise and carrier customers.
Our RCN Metro network was designed to provide highly redundant fiber facilities between key customer locations within the central business district of the major cities and regions in which we operate. Our fiber network is comprised of over 5,626 miles of fiber cable routes, offering more than 315,655 fiber miles of network capacity. Our services are delivered over fiber optic cable installed, monitored, and maintained entirely by RCN. We currently deliver fiber-based communications services to over 1,200 on-net buildings. In addition, our RCN Metro network connects to more than 143 incumbent local exchange carrier (“ILEC”) central offices and 23 co-location facilities, enabling us to deliver our customers’ telecommunications traffic efficiently and for attractive prices.
Our regional fiber backbone supports the intercity transport of traffic from our RCN, RCN Business Services, and RCN Metro business units. Our transport network also incorporates an east coast backbone network that extends from Maine to Virginia, providing high capacity transport capabilities between the RCN markets along this corridor. We own significant intercity fiber routes on our intercity network, and also lease key transport network fiber routes from a variety of third parties. Our regional fiber backbone transport networks allows for the interconnection of our market head-ends, telephone circuit switches, network operations centers, and Internet servers and routers to the localized service distribution network that is used to deliver services to our customers.
Sales & Customer Support
We rely primarily on a direct sales strategy to sell our enterprise and carrier services, supplemented by referrals from our other business units. We distinguish our commercial offerings by combining attractive pricing, industry leading reliability and redundancy, a large number of diverse network routes, and a customer-focused support and care orientation. We market our RCN Metro services predominantly to executives with telecommunications and/or network procurement responsibilities within enterprise and carrier customers. We provide our customers with dedicated customer account managers to support technical and billing inquiries. We believe that we are typically able to develop, approve, modify and install telecommunications procurements more quickly than our competitors due to our relatively small management structure, efficient processes and customer service orientation.

Pricing
Our RCN Metro services are typically priced on an individual case basis, or ICB basis, although we maintain standard rates for our more standardized communications products. We strive to maintain pricing that is competitive with, or superior to, the prices available from competing telecommunications providers. Pricing is predominantly driven by a combination of the volume of business conducted by a customer with RCN Metro, the prevailing market rate for the applicable services, RCN Metro’s construction and other costs incurred to provide the services, and RCN Metro’s internal thresholds for return on individual customer transactions.
Competition
We compete with a wide range of service providers in each market, including ILECs, incumbent multiple system cable operators (“MSOs”), Direct Broadcast Satellite (“DBS”) providers, and competitive telecommunications and Internet service providers.
RCN and RCN Business Services Competition
Our primary competition for video services consists of incumbent MSOs, AT&T and Verizon in our metro markets, Service Electric in Lehigh Valley, PA, and the DBS providers, DirecTV and Echostar, as well as to a lesser degree interactive online computer services, wireless and other emerging mobile technologies that provide for the distribution and viewing of video programming and home video products. Our primary competitors, particularly Comcast, Verizon and Time Warner, possess significantly greater financial resources than we do, and we rely on our ability to serve our customers more effectively and to operate more efficiently to allow us to compete against these companies.
We compete with ILECs, CLECs, MSOs, and wireless providers with respect to our voice and high-speed Internet services. While we believe that competition for high-speed data services will intensify in the future, we believe that the market for high-speed data services, including VoIP, will continue to grow rapidly over the short to medium term, providing us with ongoing growth opportunities for sale of our broadband data services. We believe that the market for voice services will continue to face competitive pressure in the future as wireless and VoIP services are adopted more widely by consumers. We anticipate that we will continue to offer traditional switch-based telephony services for the foreseeable future; however, we are evaluating opportunities to transition our voice platform to an IP-based architecture to reflect changing market trends.
RCN Metro Competition
Our RCN Metro business unit competes against the largest ILECs, CLECs, and other data transport providers, including Verizon Business, AT&T, Qwest, Level 3 Communications, and XO Communications. The ILECs, in particular, have significant advantages over RCN Metro, including greater capital resources, local networks in many markets where we do not have facilities, and longstanding customer relationships, particularly in buildings that we enter for the first time. We also face competition from competitive access providers, CLECs and other new entrants in the local telecommunications and data marketplace. We seek to distinguish our products by offering diverse network paths, redundancy, superior care and technical responsiveness, and value-added product offerings, such as collocation, tailored to the needs of our customers.
Employees
As of December 31, 2007, RCN had approximately 1,600 employees, substantially all of which are full-time. None of the employees are covered by a collective bargaining agreement.
Segment Information
We acquired NEON in November 2007, and subsequently determined to reorganize our business into two key segments: (i) Residential / Small-Medium Business, comprised of RCN, our residential business unit, and RCN Business Services, our business unit targeting small and medium business customers, and (ii) RCN Metro, our business unit focusing on large enterprise and carrier customers. There is substantial managerial, network and product overlap between our RCN and RCN Business Services business units. RCN Metro, however, is now managed separately from our other two business units, with separate network operations, engineering, and sales personnel, as well as separate systems, processes, products, customers and financial measures. Unified management of RCN’s two key segments now occurs only at the most senior executive levels of RCN. Therefore, beginning with our results of operations as of and for the three-months ended March 31, 2008, the financial results of our RCN Metro business unit will be reported as a separate segment in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about segments of an enterprise and related information” and applicable Securities and Exchange Commission regulations.

Licenses
We have approximately 126 cable franchises and open video system (“OVS”) agreements, permits and similar authorizations (“Franchise Agreements”) issued by local and state governmental authorities. Each such Franchise Agreement is awarded by a governmental authority. Most Franchise Agreements require us to pay the granting authority a fee of up to 5.0% of our gross cable service revenues earned in the franchised territory. We are entitled to and generally pass this fee through to our customers. We are also obligated to pay contributions in support of public, educational and governmental (“PEG”) channels that match those provided by our incumbent cable operator competitors. These contributions (“PEG Fees”) are most often based on a percent of our gross revenues and are in the range of 1% to 3% percent of gross cable service revenues earned in the franchised territory, but can also be based on a “per subscriber” fee and include “in kind” services and facilities such as the dedication of fiber facilities for use by the franchise authority and other PEG entities.
Prior to the scheduled expiration of most Franchise Agreements, we initiate renewal proceedings with the granting authorities. The Cable Television Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”) provides for a cable license renewal process in which granting authorities may not unreasonably withhold cable franchise renewals. Our OVS authorizations are issued by the Federal Communications Commission (“FCC”), which would provide a forum for appeal if a local franchise authority (“LFA”) were to unreasonably withhold a renewal of an OVS agreement. Historically, we have been able to renew our Franchise Agreements without incurring significant costs, although individual Franchise Agreements may not be renewable on commercially favorable terms or otherwise.
We also hold a number of other licenses from the FCC and from the state public utility commissions (“PUCs”) in the states where we offer services. Our FCC licenses include non-exclusive authorizations to provide interstate long distance and international telephone service. Our FCC licenses also include certain earth station radio licenses pursuant to which we operate our cable head-end equipment, and certain radio licenses needed to provide our wireless video services in New York City. In addition, we hold OVS certificates issued by the FCC for each of the jurisdictions in which we offer OVS service. The state PUCs have jurisdiction over the intrastate local and long distance telephone services we offer, and we have obtained the necessary certificate of public convenience and necessity or similar authorization from the state PUCs in each of the states where we operate.
Regulation
Overview
Telecommunications and cable television operators are subject to extensive regulation by the FCC, state PUCs, and LFAs. These regulations affect the manner in which we operate our business and can also have direct and indirect impacts on our costs of operation and profitability. Set forth below is a summary of significant federal, state, and local existing and proposed regulations and legislation that may affect our provision of video programming, data and voice services. Other aspects of existing federal regulations, copyright licensing, and, in many jurisdictions, state and local franchise and telecommunications regulatory requirements, are also subject to judicial proceedings, legislative hearings and administrative proposals that could change, in varying degrees, the operations of telecommunications companies such as ours.
Regulation of Video Services
Cable Television Systems
Our cable television systems are subject to Federal regulation under the 1992 Cable Act. The 1992 Cable Act regulates, among other things, broadcast signal carriage requirements that allow local commercial television broadcast stations to require a cable system to carry the station. Local commercial television broadcast stations may elect once every three years to require a cable system to carry the station (“must-carry”), subject to certain exceptions, or to withhold consent and negotiate the terms of carriage (“retransmission consent”). A cable system generally is required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether under the must-carry or retransmission consent requirements of the 1992 Cable Act. The 1992 Cable Act also permits LFAs to require cable operators to set aside certain channels for PEG programming. Cable systems with 36 or more channels must also make available a portion of their channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator. Local non-commercial television stations are also given mandatory carriage rights.
Because cable communications systems use local streets and rights-of-way, they are generally also subject to state and local regulation, typically imposed through the local franchising process. The terms and conditions of state or local government franchises vary from jurisdiction to jurisdiction. Generally, they contain provisions governing franchise fees, monetary and in-kind contributions to PEG channels and services, franchise term, time limitations on commencement and completion of construction, system technical standards, and other conditions of service, including the number of PEG channels, the provision of free cable and/or broadband service to schools and other public institutions, liquidated damages and the maintenance of insurance and indemnity bonds, maintenance obligations, customer service standards, franchise renewal, sale or transfer of the franchise, use and occupancy of public streets, and types of cable services provided. LFAs may not award exclusive franchises within their jurisdictions. The 1992 Cable Act also provides that, in granting or renewing franchises, LFAs may establish requirements for cable-related facilities and equipment, but may not regulate video programming content other than in broad categories.
In addition to the relevant cable Franchise Agreements, cable authorities in some jurisdictions have adopted cable regulatory ordinances that further regulate the operation of cable systems. These additional regulations may have the effect of increasing our expenses.

OVS
In some jurisdictions, we provide cable television programming as an OVS provider pursuant to certificates issued to us by the FCC. The OVS framework is an alternative regulatory structure, established at the federal level, for operators providing multi-channel video service to subscribers. Although exempted by federal law from some of the regulations that apply to cable operators, the FCC rules require OVS operators to make channel capacity on the system available to unaffiliated video programming providers (“VPPs”). We have provided VPPs with notice of the opportunity to obtain capacity on our operational OVS systems, but to date no VPP has requested carriage on any of our systems. OVS networks, like cable systems, are also subject to local regulation for use of local streets and rights-of-way. We have entered into agreements with each of the municipalities where we offer OVS services that provide for the payment of the fees and carriage of PEG channels required by the federal Telecommunications Act of 1996, as amended (the “1996 Act”). The terms and conditions of our OVS agreements vary from jurisdiction to jurisdiction, but generally contain provisions governing gross receipts fees, term, PEG channel and funding requirements, and other right-of-way management requirements similar to those in our cable franchises. OVS operators also are subject to the same requirements as cable operators with regard to retransmission consent and must-carry, carriage of non-commercial television stations, and certain other programming-related regulatory requirements, as well as other cable-related FCC regulations.
Cable and OVS Regulation
Our existing cable franchises and OVS Franchise Agreements expire at varying times. Historically, our Franchise Agreements that have reached their expiration date have been renewed or extended. Currently, several of our cable franchises in the eastern Pennsylvania market and our New York City OVS agreement are beyond their stated expiration dates but are continuing under their existing terms and conditions during renewal negotiations. Although we cannot be certain that we will be able to renew these or other Franchise Agreements on acceptable terms, our experience and the experience of other cable franchisees has been that, absent any significant disputes as to compliance with the prior franchise, cable franchise agreements are generally renewed upon substantially similar terms upon expiration by mutual agreement between the LFA and the franchisee. We have no reason to believe that renewal of our OVS agreements will be treated any differently when they expire.
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
The FCC recently adopted an order that would place a cap of 5%, inclusive of all PEG Fees on the fees paid by new cable entrants. A subsequent FCC order affords similar relief to existing operators like ourselves at the time our existing Franchise Agreements are renewed. These orders give new cable providers who may enter certain of our markets a temporary cost advantage over us and other existing cable operators, since the new entrants will pay a maximum of 5% and not have to contribute the additional PEG Fees and in-kind contributions assessed on existing operators in the market for the period until their current franchise agreements expire. The FCC order granting relief to new entrants is scheduled to become effective in March 2008. However, it has been appealed by a number of parties, and certain of those parties have sought a stay of the FCC decision pending completion of the appeals. The court has not yet ruled on the requests for stay, and until it does we will not know whether the FCC order will become effective.
A number of state legislatures, including several in our service areas, have adopted legislation that is intended to facilitate new entry into the cable market. Where such “statewide franchise” laws are adopted, the FCC will defer to the state with respect to franchise procedures. Like the FCC franchise orders, these laws generally enable new operators to enter our markets more quickly than they would have been able to do under the traditional franchise procedures. However, these new “statewide franchise” procedures will also be available to us to facilitate our expansion into new service areas and, like the FCC orders, may also facilitate and lessen the obligations imposed by LFAs in our future renewal processes.
In addition, a number of jurisdictions have attempted to impose so-called “open access” and/or “net neutrality” requirements in connection with the grant or transfer of a cable franchise or in new legislation. These initiatives have generally not been successful to date, but they may be in the future. As used in this context, “open access” refers to the requirement that a broadband operator permit unaffiliated entities to provide Internet services over the cable television operator’s broadband facilities. “Net neutrality” is a general principle favoring access by consumers to their choice of Internet content, connection equipment, and applications without unreasonable restrictions by cable, broadband and other network providers. We are committed to net neutrality and do not in any way limit customers’ access to information and services available on the Internet. However, we believe that net neutrality and open access should be determined on the basis of technological and market conditions, and that regulatory mandates could impose significant costs on us and restrict the manner in which we conduct our business.

The FCC and Congress have recently begun to explore whether cable companies should be required to offer programming services on an unbundled “a la carte” basis so that consumers can have more choice over which channels of programming they purchase. We have supported the concept of a la carte programming tiers. We have, for example, developed “MiVision”, a group of 4 “mini tiers” of Spanish- language programming and have also begun to offer other “pods” of other themed programming in connection with our all-digital video platform. However, restrictions in our programming contracts greatly inhibit our ability to expand such offerings. Moreover, we believe any legislative or regulatory mandate requiring us to implement a la carte programming that does not recognize technological and contractual limitations, or that mandates particular a la carte service offerings or requires channels to be offered on an individual basis and therefore does not permit us to develop a la carte programming tiers based upon market demand and conditions, could impose significant costs on us and the manner in which we conduct our business.
The FCC has issued rules establishing standards for the mandated digital television transition that will occur on February 17, 2009. The FCC’s rules require television stations to simulcast their existing television signals and digital television prior to the expected cutover to full digital broadcasting. The FCC does not require cable operators to simultaneously carry broadcasters’ digital and analog signals prior to the February 2009 cut-over, nor will cable operators be required to carry more than a single digital programming stream from any single broadcaster either before or after that date. These rules are beneficial to us insofar as they limit how much channel capacity we must devote to broadcast channels. However, the FCC recently adopted a rule that will require cable operators who still transmit analog programming after February 2009 to “down-covert” digital over-the-air broadcast signals to analog and transmit them to subscribers in both analog and digital formats. In any of our systems that are not all-digital by that time, this will require that we devote spectrum to such analog transmissions that could be used for digital programming, including additional HD and video-on-demand programming that we might otherwise choose to carry. Moreover, the limitations on carriage of additional digital programming streams has been challenged by broadcasters, and the FCC is considering whether to expand its ruling to require cable operators to carry more than one digital program stream from each of the broadcasters in their markets, which would result in dedication of considerable additional channel capacity by cable operators to the broadcasters after February 2009. The proposal has been the subject of considerable debate and opposition at the FCC and it is too soon to tell whether the FCC will adopt such a rule. If adopted, it would affect all of our cable competitors and therefore, any such ruling would likely not have a disproportionate effect on our ability to compete with other cable operators in the market.
In addition to the FCC regulations previously discussed, there are other FCC cable regulations that directly affect the way that we operate our video businesses in areas such as: equal employment opportunity (“EEO”); syndicated program exclusivity; network program non-duplication; registration of cable systems; maintenance of various records and public inspection files; microwave frequency usage; lockbox availability; sponsorship identification; antenna structure notification; tower marking and lighting; carriage of local sports broadcast programming; application of rules governing political broadcasts; limitations on advertising contained in non-broadcast children’s programming; consumer protection and customer service; ownership and access to cable home wiring and home run wiring in multiple dwelling units (“MDUs”); indecent programming; programmer access to cable systems; programming agreements; technical standards; and consumer electronics equipment compatibility and closed captioning.
The FCC has the authority to enforce its regulations by imposing substantial fines, issuing cease and desist orders and/or imposing other administrative sanctions, such as revoking FCC licenses needed to operate transmission facilities often used in connection with cable operations.
Regulation of Information Services
Our broadband Internet access service and the other information services we offer using Internet protocol are largely unregulated at this time. Broadband Internet access providers, as well as voice services providers, are subject to federal laws requiring them to provide certain capabilities for intercepting and recording communications to authorized law enforcement agencies. Some federal, state, local and foreign governmental organizations are considering a number of legislative and regulatory proposals with respect to Internet user privacy, infringement, pricing, quality of products and services and intellectual property ownership.
Regulation of Telecommunications Services
Federal Regulation
The use of our network for interstate and international voice and data telecommunications services, including the local component of any interstate or international call, is regulated by the FCC under the Communications Act. We provide domestic interstate voice services nationwide, and have been authorized by the FCC to offer worldwide international services. The rates, terms, and conditions of these services are no longer subject to FCC tariffing, but we remain subject to the FCC’s jurisdiction over complaints regarding these services. We are required to pay various regulatory fees and assessments to support programs authorized by the FCC. We must also comply with FCC rules regarding the disclosure of rates, terms and conditions of service; the content and format of invoices, obtaining proper authorization for carrier changes, and other consumer protection matters. In addition, the FCC requires prior approval for transfers of control and asset transfers by regulated carriers, including reorganizations and asset transfers undertaken in connection with restructuring transactions.
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
Regulations promulgated by the FCC to implement these provisions of the law require local exchange carriers to provide competitors with access to UNEs at prices based on incremental cost studies. In orders released in 2003 and 2005, the FCC adopted significant changes to its UNE rules. Because we own or lease our own network rather than relying on the ILECs’ facilities, these changes have affected us less than they have some of our competitors.
The FCC in certain cases has agreed to forbear from applying its UNE requirements in certain geographic markets where it has determined that sufficient competition exists in the provision of local telecommunications services. To date, none of these decisions have affected markets in which we are operating. The FCC recently denied Verizon’s requests for forbearance in six markets, including Boston, New York, and Philadelphia. Verizon has appealed this decision and we are unable to predict the outcome of the appeal, or the potential effect a reversal of the FCC order might have upon our operations in these markets.
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
Reciprocal Compensation
The interconnection agreements with ILECs entitle us to collect reciprocal compensation payments from them for local telephone calls that terminate on our facilities. In 2001, the FCC adopted rules limiting the compensation that we can collect for terminating dial-up Internet traffic, and it modified these rules in 2004. Under these rules, the maximum rate for termination of this class of traffic was reduced in a series of steps to its current level of $.0007 per minute, which will remain in effect until further action by the FCC.
Access Charges
We remit access fees directly to local exchange carriers or indirectly to underlying long distance carriers for the origination and termination of our interstate and intrastate long distance voice traffic. Generally, intrastate access charges are higher than interstate access charges. Therefore, to the degree access charges increase or a greater percentage of our long distance traffic is intrastate, our costs of providing long distance services will increase. When providing local telephone service, we also bill access charges to long distance providers for the origination and termination of those providers’ long distance calls. Accordingly, we benefit from the receipt of intrastate and interstate long distance traffic. As an entity that both collects and remits access charges, we have implemented systems designed to ensure that we properly track and record the jurisdiction of our telecommunications traffic and remit or collect access charges accordingly. The FCC currently is considering public comments on a reform proposal called the “Missoula Plan,” offered by a coalition comprised primarily of ILECs, which proposes to substantially reduce both access charges and reciprocal compensation payments over a period of several years. It is not known yet when the FCC will act on this proposal, or whether it will adopt any portion of it. Because we make payments to and receive payments from other carriers for exchange of local and long distance calls, the FCC’s ultimate determination may have an effect upon our business.

Slamming and Cramming
Customers may change local and long distance service providers at any time. The FCC and some states regulate this process and require that specific procedures be followed. When these procedures are not followed, particularly if the change is unauthorized, the process is known as “slamming.” The FCC has levied substantial fines for slamming. The risk of financial damage, in the form of fines, penalties and legal fees and costs, and to business reputation from slamming is significant.
FCC rules and other laws also regulate the types of services that can appear on a local telephone bill, as well as the format of those bills. Only charges for services authorized by the subscriber may appear on bills. The practice of billing for unauthorized services is known as “cramming.” Violations of rules regarding cramming may result in fines, penalties, and other costs.
We have implemented internal procedures designed to ensure that new subscribers are switched to our services in accordance with federal and state regulations and that our customer bills comply with the law. Because of the large volume of service orders we process, it is possible that some unauthorized carrier changes may be processed inadvertently or that subscribers may be billed for services they did not order, and we cannot assure you that we will not be subject to slamming or cramming complaints.
Digital Phone and VoIP
In certain markets we use a “digital phone” architecture that transmits data signals over our broadband network between the customer premise and an RCN switch for carriage to and from the public switched telephone network (“PSTN”). We use this technology for delivery of voice telephone services to some of our subscribers. The FCC currently is investigating what, if any, regulatory requirements should apply to the provision of telephone service over Internet facilities, and whether regulation of this service should differ from regulation of traditional telephone service. Although we consider this a facilities-based service where phone calls transit through the PSTN rather than through the public Internet, the FCC classifies this as a VoIP service for emergency 9-1-1 reporting. The FCC has adopted rules requiring providers of VoIP services that are interconnected to the public switched telephone network to comply with many of the same regulatory obligations as traditional telephone carriers, including among other things providing all customers with emergency 9-1-1 dialing service with certain capabilities, paying various regulatory fees, and installing network capabilities required by law enforcement agencies for interception of communications pursuant to the Communications Assistance for Law Enforcement Act (CALEA). Because we operate as a regulated telephone carrier, our digital phone service was already required to comply with these obligations and we did not incur any additional burdens as a result of the FCC orders.
Unlike our digital phone architecture, our new Starpower Internet Phone Service is not provided over our broadband network but over the public internet, using transmission and routing services we purchase from a third-party vendor. To date, this type of VoIP service has been mainly treated as an information service, rather than a regulated communications service, by federal and state regulatory agencies. In November 2004, the FCC ruled that a VoIP service comparable to our Internet Phone Service and “similar” services are jurisdictionally interstate and not subject to state certification, tariffing and most other state telecommunications regulations. The FCC ruling was appealed by several states and on March 21, 2007, the United States Court of Appeals for the 8th Circuit affirmed the FCC ruling. VoIP services remain subject to a number of ongoing FCC rulemaking proceedings, and changes in the regulatory environment with respect to VoIP services could impact our Starpower VoIP service.
State Regulation
State PUCs have jurisdiction over intrastate communications (i.e., those that originate and terminate in the same state). Providers of intrastate local and long distance telephone services typically must receive a certificate of public convenience and necessity or similar authorization in order to offer local and intra-state toll services. We are also subject to state laws and regulations regarding slamming, cramming, and other consumer protection and disclosure regulations. Our rates for intrastate-switched access services, which we provide to long distance companies to originate and terminate in-state toll calls, are subject to the jurisdiction of the state PUC where the call originated and terminated. All such state regulations could materially and adversely affect our revenues and business opportunities within that state.
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

Other Regulatory Issues
Digital Set-Top Box Regulation
Currently, most subscribers access video services through a leased set-top box that integrates programming security features that we need to prevent theft of our signals, with the channel navigation function of the box. The FCC adopted regulations that became effective on July 1, 2007 that require the distribution of set-top boxes that separate the security features from the channel navigation features to further its policy of permitting subscribers to use equipment provided by third parties to obtain the services we deliver. We obtained a one-year waiver from the FCC so that we could continue to deploy our most basic set top box until July 1, 2008. We are currently evaluating whether to seek an extension of that waiver beyond July 1, 2008. There is no assurance that the FCC would grant such a request, and if we are no longer able to deploy the our most basic set-top box after July 1, 2008, our costs could increase substantially to continue the transition of our digital simulcast networks to an all-digital video platform. Although the rule also affects the costs of all of our cable competitors, it is possible that we could be disproportionately affected if our larger competitors, who have significantly greater volume purchasing power, are able to negotiate volume discounts not available to RCN.
Right-of-Way Access
In a number of jurisdictions, local authorities have attempted to impose right-of-way fees on us in addition to the gross revenues fees paid pursuant to our cable franchises or OVS agreements or other fees which are not imposed on the incumbent local telephone companies. We believe these local efforts are in violation of federal law.
Pole and Conduit Attachments
The 1996 Act requires phone companies and other utilities (other than those owned by municipalities or cooperatives) to provide cable systems with nondiscriminatory access to any pole or right-of-way controlled by the utility. The rates that utilities may charge for such access are regulated by the FCC or, alternatively, by states that certify to the FCC that they regulate such rates. There is always the possibility that the FCC or a state could permit the increase of pole attachment rates paid by cable operators. Additionally, higher pole attachment rates apply to pole attachments that are subject to the FCC’s telecommunications services pole rates. In a ruling of particular importance to us, the United States Supreme Court held that broadband service providers who co-mingled video, telecommunications, and Internet services over their networks are entitled to the protections of the FCC regulations on pole attachment rates. The FCC is currently considering whether to require a uniform rate structure for telecommunications and cable pole attachments. There is a risk that we will face higher pole attachment costs as a result of this proceeding.
Program Access
The current law, which was recently extended by the FCC for an additional 5 years until October 2012, precludes any cable operator or satellite video programmer affiliated with a cable company or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors. In certain circumstances, programmers are required to sell their programming to other multi-channel video distributors. The rules limit the ability of program suppliers affiliated with cable companies to offer exclusive programming arrangements to their affiliates. These statutory and regulatory limitations apply only to programming that is distributed by satellite and do not apply to terrestrially-delivered programming. Moreover, the limitations do not apply to DBS providers, and cover only programming that is distributed by affiliates of cable and OVS operators and not by unaffiliated programming suppliers. We do not have guaranteed future access to certain programming that is highly desirable to our customers, which could impact our ability to compete effectively in our markets.
Commercial Leased Access
Cable systems with 36 or more channels must make available a portion of their channel capacity for commercial leased access by third parties to facilitate competitive programming efforts. We have not been subject to many requests for carriage under the leased access rules. However, the FCC has recently released an order that modifies the way that cable operators must calculate their rates for such access. It is possible that with this change there may be more carriage requests in the future, and we cannot assure that we would be able to recover our costs under the new methodology or that the use of our network capacity for such carriage would not be competitively harmful to us.
Building Access
In certain instances, we have had difficulty gaining access to the video distribution wiring in certain MDUs because building management will not permit us to install our own distribution wiring and/or the incumbent cable company has not permitted use of the existing wiring on an equitable basis when we attempt to initiate service to an individual unit previously served by the incumbent.

We are also at times precluded from serving an MDU because the owner has entered into an exclusive agreement with another provider. In some instances, these exclusive agreements are perpetual. The FCC recently prohibited cable operators from enforcing such exclusive access contracts for the provision of video service in MDUs and from entering into such contracts in the future. The order does not go so far as to require that MDU owners allow access to other operators, but there are mandatory building access statutes in several of the states in which we operate which give us that right, including New York, Massachusetts, the District of Columbia, and Illinois. As a result, the passage of the FCC order prohibiting the enforcement of exclusive access agreements will not have a significant impact on us, as we have not had the ability to enter into such exclusive contracts over the vast majority of our operating footprint. The FCC’s order has been appealed by several parties who have also sought a stay pending appeal, and to the extent that it is stayed pending a decision and/or overturned on appeal, incumbent cable operators would be able to continue to hold exclusive contracts with MDUs in the areas where there are no state mandatory access laws. This could impede our ability to serve subscribers located in those MDUs.
The FCC is also considering whether to impose similar prohibitions on the enforcement and entry of bulk sales agreements and exclusive marketing agreements between MDU owners and cable operators. To date there has been no decision in that proceeding, but to the extent that the FCC were to render current bulk sales and exclusive marketing agreements unenforceable or prohibit them going forward, it could have an effect on the way we market and offer our services in some markets.
Customer Proprietary Network Information
RCN collects and uses various types of customer information, including personally identifiable information and information regarding customers’ use of our services. FCC rules govern our handling of Customer Proprietary Network Information (“CPNI”), which includes information that relates to the quantity, technical configuration, type, destination, location, and amount of use of a telecommunications or interconnected VoIP service, subscription information, and information contained in customer bills.
The FCC adopted significant changes to its CPNI rules, effective December 8, 2007, requiring RCN to change some of its business, marketing and back-office procedures relating to the use of CPNI for customer service and marketing purposes. These rule changes also required certain contract amendments, software modifications and retraining of employees and agents who handle CPNI, as well as communication with RCN customers regarding the new company policies being adopted to comply with these rules. Specifically, the CPNI rules adopted by the FCC in 2007 required us to implement new customer authentication procedures that include the use of customer-specific passwords for certain purposes, and require us to implement policies and procedures to alert customers to specified account changes and to alert law enforcement and customers in the event of data security breaches. We are required to report annually in March to the FCC information regarding our compliance with the CPNI rules.
We implemented numerous company-wide measures in 2007 designed to ensure compliance with the CPNI rules, and implementation will continue in 2008. However, we cannot assure you that the company will not be subject to the risk of CPNI penalties or complaints during the process of implanting all of the CPNI-related measures because carriers are responsible for any breach of the CPNI rules, regardless of the status of overall compliance implementation.
ITEM 1A. RISK FACTORS
Risks Related to Our Business
We have a history of net losses and we emerged from Chapter 11 reorganization in 2004.
We have had a history of net losses and expect to continue to report net losses for the foreseeable future. We sought protection under Chapter 11 of the U.S. Bankruptcy Code in May 2004 and emerged on December 21, 2004. We reported net losses of $152.0 million, $11.9 million and $136.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Our net losses are principally attributable to insufficient revenue to cover our operating expenses, which we expect will remain significant.
We are subject to regulation by federal, state and local governments, which may impose costs and restrictions.
Federal, state and local governments extensively regulate the cable industry and the telephone services industry and are beginning to regulate certain aspects of the Internet services industry. There are numerous proceedings pending before the FCC, state PUCs and the courts that may affect the way that we do business. For example, Congress and the FCC, and some states are considering various regulations and legislation pertaining to “network neutrality,” digital carriage obligations, digital set top box requirements, program access rights, digital telephone services, and changes to the pricing at which we interconnect exchange traffic with other telephone companies. These proposed laws and regulations, any of which may affect our business operations and costs. With respect to VoIP services, the FCC is considering whether it should impose additional VoIP E911 obligations on interconnected VoIP providers, including a proposed requirement that interconnected VoIP providers automatically determine the physical location of their customer rather than allowing customers to manually register their location. Also, the FCC continues to evaluate alternative methods for assessing USF charges. We cannot predict what actions the FCC or state regulators may take in the future, nor can we determine the potential financial impact of those possible actions.
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

Actions by local authorities may also affect our business. Local franchise authorities grant franchises or other agreements that permit us to operate our cable and OVS systems and we have to renew or renegotiate these agreements from time to time. Local franchising authorities often demand concessions or other commitments as a condition to renewal or transfer, and such concessions or other commitments could be costly to us in the future. In addition, we could be materially disadvantaged if we remain subject to legal constraints that do not apply equally to our competitors, such as where local telephone companies that enter our markets to provide video programming services are not subject to the local franchising requirements and other requirements that apply to us. For example, the FCC has adopted rules and several states have enacted legislation to ease the franchising process and enable state-wide franchising for new entrants. While reduced franchising limitations would also benefit us if we were to expand our systems, the chief beneficiaries of these rules are the larger, well funded traditional telephone carriers, such as Verizon.
The results of these ongoing and future legislative, judicial and administrative actions may materially affect our cost of business operations and profitability. See “Regulation” in Item 1 to this Annual Report on Form 10-K.
We depend on third party suppliers and licensors, and in some cases, a single vendor in order to obtain economics of scale for the cost of procuring equipment; thus, if we are unable to procure the necessary equipment, software or licenses on reasonable terms and on a timely basis, our ability to offer services could be impaired, and our growth, operations, and financial results could be materially adversely affected.
We depend on third party suppliers and licensors to supply some of the hardware, software and operational support necessary to provide some of our services. We obtain these materials from a limited number of vendors, and in certain cases, rely on a single vendor in order to maximize our volume-based purchasing discounts. If demand exceeds these vendors’ capacity or if these vendors experience operating or financial difficulties, or are otherwise unable to provide the equipment we need in a timely manner and at reasonable prices, our ability to provide some services might be materially adversely affected. The need to procure or develop alternative sources of the affected materials or services might delay our ability to serve our customers. These events could materially and adversely affect our ability to retain and attract customers, and have a material negative impact on our operations, business, results of operations and financial condition.
In the event of a substantial failure of our information systems or loss of key facilities or personnel, our disaster recovery plans may not enable us to fully recover our services for an extended period, which would adversely affect our revenues or capital resources.
Our disaster recovery framework to control and address systems and key facilities risks may not currently permit for timely recovery of our primary service delivery capability and information systems functions in any of our key geographic markets in the event of a catastrophic event or loss of major systems capabilities. We may incur substantial costs, delays and customer complaints before restoring our primary business if such catastrophic failure was to occur. In the event of a disaster impairing our primary service delivery and operational capabilities, we would expect to experience a substantial negative affect on our results of operations and financial condition.
Programming costs have risen in past years and are expected to continue to rise, and we may not be able to pass such programming costs through to our customers, which could adversely affect our cash flow and operating margins.
The cost of acquiring programming is the largest operating cost of our television business. These costs have increased each year and we expect them to continue to increase, especially the costs associated with sports programming. Many of our programming contracts cover multiple years and provide for future increases in the fees we must pay. Historically, we have absorbed increased programming costs in large part through increased prices to our customers. We cannot assure you that competitive and other marketplace factors will permit us to continue to pass through these costs. Despite our efforts to manage programming expenses, we cannot assure you that the rising cost of programming will not adversely affect our cash flow and operating margins. In addition, programming costs are generally related directly to the number of subscribers to which the programming is provided, resulting in larger cable and DBS systems generally paying lower per subscriber programming costs. This cost difference can cause us to suffer reduced operating margins as prices decrease, while our competitors will not suffer similar margin compression due to their generally lower costs. In addition, as programming agreements come up for renewal, we cannot assure you that we will be able to renew these agreements on comparable or favorable terms. To the extent that we are unable to reach acceptable agreements with programmers, we may be forced to remove programming from our line-up, which could result in a loss of customers.
Our markets are highly competitive.
In each of our markets we face significant competition from larger incumbent cable companies, DBS companies, high-speed data service providers and other telecommunication providers. These competitors have numerous advantages, including:
•	significant economies of scale;

•	greater brand recognition;

•	greater financial, technical, marketing and other resources;

•	well-established customer and vendor relationships;

•	significant control over limited conduit and pole space (in the case of incumbent cable and telephone companies); and

•	ownership of content and/or significant cost advantages in the acquisition of content.
Due to the small relative size of our customer-base and market share in each of our markets, we would not be able to independently set and maintain the price of our services if any of our competitors were to offer similar or competing services at a lower cost. As a result, if our competitors were to market their services at substantially lower prices, this could lead to pressure on the pricing of our services, and could adversely affect our ability to add or retain customers and our ability to expand the services purchased by our customers.
In addition, we face intense competition from incumbent telephone companies, including Verizon, which has begun to offer video services. Their competitive position has been improved by recent operational, regulatory and legislative advances. The attractive demographics of our major urban markets make many of our service areas desirable locations for investment in video distribution technologies by both incumbents and new entrants, such as Verizon. By the nature of our relatively mature markets, the introduction of a viable new entrant will increase competitive intensity, leading to downward pricing pressure on and customer losses for the prior market competitors. For example, during 2007, while we grew video connections, customers and revenue on a consolidated basis, we lost video connections, customers and revenue in the areas where Verizon offered video service. While these declines did not have a material impact on our results of operations, we cannot predict the extent to which increased competition, particularly from large incumbents, will impact our results of operations in the future. Aggressive price reductions and/or significant customer losses would likely adversely impact our results of operations, which could in turn have an adverse impact on our overall financial position. We may be unable to successfully anticipate and respond to various competitive factors affecting our industry, including regulatory changes that may affect our competitors differently from us, new technologies and services that may be introduced, changes in consumer preferences, demographic trends and discount pricing strategies by competitors.
Our revenue is highly susceptible to changes in general economic conditions, and any significant downturn in the U.S. economy as a whole, or in any geographic market in which we provide services, could substantially impact our sales, customer churn, bad-debt and collections, and overall results of operations.
While our customers generally place a high value and priority on the services we provide, customers could reevaluate their expenditures on these services in times of uncertainty and hardship, which could cause them to cancel all or portions of our services, respond more quickly to price-based promotions from our competitors, and delay the payment of their monthly bills. As a result, in the event of a general downturn in economic conditions, our results of operations could be negatively impacted, and the impact could be more severe for us than for our larger competitors or for those businesses that deliver products or services that customers deem to be higher in priority. If general economic conditions worsen, we may not be able to continue to deliver customer and revenue growth, or manage bad debt and collections effectively, any of which could cause a material adverse impact on our operations, business, results of operations and financial condition.
Our inability to respond to technological developments and meet customer demand for new products and services could limit our ability to compete effectively.
Our business is characterized by rapid technological change and the introduction of new products and services, some of which are bandwidth-intensive. We cannot assure you that we will be able to fund the capital expenditures necessary to keep pace with technological developments or that we will successfully anticipate the demand of our customers for products and services requiring new technology or bandwidth. Any inability to maintain and expand our upgraded systems and provide advanced services in a timely manner, or to anticipate the demands of the marketplace, could materially adversely affect our ability to attract and retain customers. Consequently, our growth, financial condition and results of operations could suffer materially.
We experience turnover among our experienced and trained employee base, which could result in our inability to continue performing certain functions and completing certain initiatives in accordance with our existing budgets and operating plans.
We depend on the performance of our executive officers and key sales, engineering, and operations personnel, many of whom have significant experience in the cable and telecommunications industries and substantial tenures with either our company or that of one of the companies that we have acquired. We experience turnover among our employees as a whole, and if we are not able to retain our executive officers or other key employees, we could experience a material and adverse effect on our financial condition and results of operations.
There are risks of network failure and disruption.
Our network architecture generally limits any failure or disruption to the market in which the failure occurs. Many of our agreements with commercial customers, Franchise Agreements to provide cable television and certificates to provide phone service contain performance provisions that include rebates or credits for service interruptions. Prolonged or repeated service interruptions, including those resulting from abusive or malicious Internet activities such as spamming and dissemination of viruses, could adversely affect our ability to attract and retain customers, and therefore adversely affect our operating results.

We may be unable to successfully integrate the network and operations of NEON Communications Group, Inc. into our business, which would negatively impact our anticipated revenue and cost synergies.
On November 13, 2007, we completed our acquisition of NEON Communications Group, Inc. The integration of NEON requires modifications to both companies’ pre-existing network architecture, financial and back-office processes, and reorganization of employee responsibilities. There can be no assurance that we will successfully integrate the network and operations of NEON into RCN, maintain key commercial and network relationships with third parties, or retain key sales and technical personnel of NEON. If we are not successful in the integration of NEON, we may be unable to achieve the anticipated revenue and cost synergies that we anticipated at the time we agreed to acquire NEON.
Future sales of our common stock could adversely affect the price of our stock and our ability to raise capital.
A significant portion of our outstanding common stock is held by institutions, which own large blocks of our shares. Due to the relatively low trading volume in our stock, a decision by any of these investors to sell all or a portion of their holdings could cause our stock price to drop significantly, or cause significant volatility in our stock price. In addition, we have a significant number of shares that we are obligated to issue or that will be come available for resale in the future. For instance, we have issued warrants that are currently exercisable for 8,018,276 shares of our common stock at a per share price of $16.72.
We rely on a number of outsourced service providers for key operational functions; if we are unable to maintain quality performance from our outsourced service providers, our ability to offer services could be impaired, and our brand, growth, and results of operations could be materially adversely affected.
We have shifted certain services to outsourcing providers, including, but not limited to, portions of our customer care, sales, installation, and repair functions, and we may shift additional services to such providers in the future. If these providers experience operating or financial difficulties, or are otherwise unable to perform in accordance with the terms of their agreements with us, these events could materially and adversely affect our ability to retain and attract customers, and have a material negative impact on our operations, business and financial results and financial condition.
Risks Related to Our Indebtedness
We and our subsidiaries have had, and may in the future incur, a significant amount of indebtedness, including secured debt, which could adversely affect our financial health and our ability to react to changes in our business.
We currently have a significant amount of debt, and may (subject to applicable restrictions in our debt instruments) incur additional debt in the future. As of December 31, 2007, our total debt was approximately $744.9 million and our annualized interest expense based on our aggregate debt outstanding and interest rates in effect on such date is anticipated to be approximately $57.8 million in 2008. Our credit agreement includes a variety of negative covenants that require us to dedicate a significant portion of our cash flow from operating activities to make payments on our debt, thereby reducing our funds available for working capital, capital expenditures, and other general corporate expenses.
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
In connection with operating our business and building our network, we have incurred operating and net losses and we expect to continue to experience losses for the foreseeable future. We have experienced negative cash flow in the past and may not be able to achieve or sustain operating profitability in the future
The covenants in our credit agreement restrict our financial and operational flexibility.
Our credit agreement imposes operating and financial restrictions that affect our ability to, among other things:
•	incur additional debt;

•	create liens on our assets;

•	make particular types of investments or other restricted payments;

•	engage in transactions with affiliates;

•	acquire assets or make certain capital expenditures;

•	utilize proceeds from asset sales for purposes other than debt reduction except for limited exceptions for reinvestment in the business;

•	merge or consolidate or sell substantially all of our assets; and

•	pay dividends or repurchase shares of our common stock.

These requirements may affect our ability to finance future operations or to engage in other beneficial business activities. These restrictions may also limit our flexibility in planning for or reacting to changes in market conditions and cause us to be more vulnerable in the event of a downturn in our business. If we violate any of these lien restrictions, we could be in default under these agreements and be required to repay our debt immediately rather than at scheduled maturity. The security for our credit agreement consists of liens on substantially all of our assets. If we default under these financing agreements, the creditors could seek to accelerate our repayment obligations, and could seek to foreclose on our assets. If this were to happen, it would materially and adversely affect RCN and our business.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Real Estate
As of December 31, 2007, RCN leased approximately 91 facilities including 78 technical and 13 non-technical facilities, which encompassed approximately 657,000 and 321,000 square feet, respectively, to support its operations. These leases are typically non-cancelable with terms ranging from one to 22 years. RCN is actively seeking to sublease or negotiate a termination of the leases in part or all of four facilities, including two technical and two non-technical facilities, which contain approximately 64,000 and 44,289 square feet, respectively. RCN also currently owns four technical facilities, which encompass approximately 41,700 square feet. During 2007, RCN terminated seven leases encompassing approximately 154,122 square feet and subleased space at three locations totaling approximately 57,619 square feet.
In addition to the above, RCN acquired 26 facilities through the acquisition of NEON on November 13, 2007. The NEON facilities include 24 technical and two non-technical facilities, which encompass approximately 149,000 and 38,000 square feet respectively. These facilities support the commercial services operations under various non-cancelable leases with terms ranging from one to 15 years. The NEON acquisition further added one owned technical facility of approximately 8,100 square feet.
ITEM 3. LEGAL PROCEEDINGS
ERISA Litigation
In September 2004, as part of RCN’s Chapter 11 bankruptcy proceedings, certain participants and beneficiaries of the former RCN Savings and Stock Ownership Plan (the “Savings Plan”) asserted claims against us and our current and former directors, officers, employee administrators, and managers for alleged violations of the Employee Retirement Income Security Act of 1974 (as amended, “ERISA”). The plaintiffs generally alleged that the defendants breached their fiduciary duties by failing to properly manage and monitor the Savings Plan in light of the drop in the trading price of our then-outstanding common stock.
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
On March 14, 2007, we reached a tentative settlement of the Class Action Complaint. The court approved the settlement on December 17, 2007. The entire amount of the settlement will be paid by our insurance carrier under the terms of our applicable insurance policies and therefore, will not have a financial impact on our consolidated financial condition, consolidated results of operations or cash flows.
City of Chicago Franchise Fee
We, like other cable providers, currently do not pay a franchise fee on our cable modem Internet access services on the basis that the FCC has determined that such Internet services are not “cable services” as defined in the Communications Act. Our position has been challenged by the City of Chicago, which has brought suit against RCN’s Chicago subsidiary, as well as AT&T Broadband (now Comcast), the incumbent cable operator in RCN-Chicago’s franchised service area, and the other franchised cable television operator in the City of Chicago (collectively, the “Defendants”). Although the Defendants prevailed in the Cook County Circuit Court, the City of Chicago appealed that decision to the Illinois Appellate Court. The Illinois Appellate Court reversed the lower court decision and ruled in favor of the City finding that the franchise agreements are valid contracts under state law and that the agreements are not preempted by federal law (including the Communications Act). The Appellate Court further ruled that the Defendants are in violation of their contractual terms under the franchise agreements by nonpayment of franchise fees on cable modem service since April 2002.

In June 2007, Comcast filed a Petition for Rehearing of that decision. The Petition for Rehearing was denied by the Appellate Court. The three Defendants subsequently filed petitions on September 21, 2007 for leave to appeal to the Illinois Supreme Court. Although the City opposed these petitions, the Illinois Supreme Court granted the leave to appeal on November 29, 2007. Once the briefing schedule is completed, the court will schedule an oral argument, after which the court will take the matter under advisement and issue a decision, most likely in the third quarter of 2008. We cannot predict when the Illinois Supreme Court will issue its decision or whether it will rule in our favor.
If the City of Chicago ultimately prevails on its complaint, RCN-Chicago would need to pay a 5% franchise fee on its cable modem revenues in our City of Chicago franchise area. In the event that these fees are assessed retroactively, RCN-Chicago would likely not be able to recover these costs from its customers. Going forward, RCN-Chicago would likely pass through any additional fees to its cable modem Internet service customers, which would raise their rates as compared to the high-speed Internet services provided by ILECs and therefore could adversely affect RCN-Chicago’s ability to compete with such providers. The final disposition of this case is not expected to have a material adverse effect on RCN’s consolidated financial position, but could possibly be material to RCN’s consolidated results of operations or cash flows in any one period.
We are party to various other legal proceedings that arise in the normal course of business. In the opinion of management, none of these proceedings, individually or in the aggregate, are likely to have a material adverse effect on our consolidated financial position or consolidated results of operations or cash flows. However, we cannot provide assurance that any adverse outcome would not be material to our consolidated financial position or consolidated results of operations or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders of RCN during the fourth quarter of 2007.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
RCN’s shares are traded on the NASDAQ under the symbol “RCNI”.
The tables below set forth, on a per share basis for the periods indicated, the closing high and low bid prices for RCN’s common stock as reported on the NASDAQ.

Period	High Price	Low Price
2007
First Quarter	$30.49	$25.13
Second Quarter	$28.76	$18.00
Third Quarter	$19.02	$12.21
Fourth Quarter	$16.23	$12.15

Period	High Price	Low Price
2006
First Quarter	$25.90	$23.24
Second Quarter	$26.95	$24.10
Third Quarter	$28.75	$23.32
Fourth Quarter	$30.39	$28.05

On March 7, 2008, the last reported sale price of RCN’s common stock was $10.37 per share and the number of stockholders of record was six. This does not include those stockholders who hold shares in street name accounts.
Purchases of Equity Securities
During 2007, the Company’s Board of Directors authorized the repurchase of up to $25 million of common stock in the open market. Under this program, the Company repurchased 261,600 shares for $3.6 million in the third quarter of 2007. These shares were retired. As of December 31, 2007, approximately $21.4 million remained authorized for repurchases under the stock repurchase program. There were no repurchases of shares made in the fourth quarter of 2007.
Dividends
Between the date we emerged from bankruptcy on December 21, 2004 and June 10, 2007, we did not declare or pay a cash dividend on our common stock. Our debt agreements that existed during this time period did not allow for such dividends to be declared or paid. On June 11, 2007, in connection with the refinancing of our senior debt, we also paid a special cash dividend of $9.33 per share on all issued and outstanding RCN common stock as of June 4, 2007, totaling approximately $347.3 million. The total dividend paid in June 2007 does not include $4.5 million of dividends due upon vesting of unvested restricted stock issued to employees prior to the dividend record date under the 2005 RCN Stock Compensation Plan (the “Stock Plan”). This $4.5 million will be paid when the related restricted shares vest. As of December 31, 2007, approximately $3.3 million remains to be paid upon vesting of the employee restricted stock.
Description of RCN Corporation’s Equity Securities
Pursuant to RCN’s 2004 Plan of Reorganization (“Plan”), on December 21, 2004 (the date RCN emerged from bankruptcy), all of the securities of RCN, including the then existing common stock, preferred stock, stock options, and warrants, were extinguished and deemed cancelled. We filed an amended and restated certificate of incorporation authorizing new shares of common stock. In accordance with the Plan, RCN issued 36,020,850 shares of common stock with a par value of $0.01 of which 31,919,044 were distributed to certain of its former bond holders and other general unsecured creditors on the date of emergence, and 4,101,806 shares were placed in reserve to settle disputed claims against RCN that were outstanding as of the date of emergence. In 2005 and 2006, RCN distributed 3,303,868 shares and 172,839 shares of common stock, respectively, from the reserve in settlement of filed claims. On October 11, 2006, the remaining shares totaling 625,099 were distributed from the bankruptcy reserve to our general unsecured creditors and former bondholders in satisfaction of all remaining claims related to our bankruptcy. Additionally, RCN was authorized by the Plan to issue warrants to the former stockholders of RCN to purchase an aggregate of 735,119 shares of RCN’s common stock. Each such warrant allowed the holder to purchase one share of RCN’s common stock for a price of $34.16. During 2005 and 2006, a total of 184 such warrants were exercised. The warrants expired on December 21, 2006.
As contemplated in the Plan, RCN issued Convertible Notes, which, pursuant to their terms, were convertible into approximately five million shares of RCN Common Stock, subject to certain limitations. All such Convertible Notes were repurchased by RCN in May 2007 as part of our recapitalization initiative. As part of the consideration for the purchase of such Convertible Notes, RCN issued to former holders of such Convertible Notes warrants to purchase 5,328,521 shares of RCN common stock at an exercise price of $25.16 per share, (subject to adjustment). Following the adjustments caused by the special dividend (see Note 12 to the consolidated financial statements), the warrants are currently exercisable for approximately 8,018,276 shares of common stock at an exercise price of $16.72. All of these warrants were outstanding as of December 31, 2007 and expire on June 21, 2012.
As of December 31, 2007, RCN has reserved for issuance under the Stock Plan 8,327,799 shares of our common stock, to be issued in connection with the exercise of equity compensation grants made to RCN’s directors, officers, and employees. The remaining information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Form 10-K.
ITEM 6. SELECTED FINANCIAL DATA
The table below presents the selected financial data for the years 2003 through 2007 and is derived from the Company’s audited consolidated financial statements for those years. Certain reclassifications have been made to previously reported financial data to exclude discontinued operations related to the sale of our San Francisco operations in March 2007, and the exit of our operations in Los Angeles which was completed in 2007 as more fully discussed in Item 7.
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

The consolidated financial statements of RCN for the period from May 27, 2004 to December 20, 2004 (referred to as “Predecessor” below), were prepared while RCN was involved in Chapter 11 proceedings and, accordingly, were prepared in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 90-7 (“SOP 90-7”). As a result, the selected historical financial data for such periods does not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that would have resulted if the Predecessor were deemed not to have been continuing as a going concern.
Upon emergence from Chapter 11 of the Bankruptcy Code on December 21, 2004, RCN adopted “fresh start” accounting in accordance with SOP 90-7. “Fresh start” accounting required RCN to revalue its assets and liabilities based upon their estimated fair values and to allocate its reorganization value. “Fresh start” reporting changed the recorded value of RCN’s tangible and intangible assets with an associated change in expense items as compared to the historical financial statements. As a result, the historical financial data of the Predecessor may not be entirely comparable to the historical financial data of RCN subsequent to December 21, 2004 (referred to as “Successor” below) and may be of limited value in evaluating RCN’s financial and operating prospects in the future.
RCN CORPORATION
SELECTED FINANCIAL DATA
(dollars in thousands, except per share amounts)

	Successor				Predecessor
				Dec. 21 to	Jan. 1 to
				Dec. 31,	Dec. 20,
	2007 (1)	2006 (2)	2005	2004 (3)	2004		2003

Revenues	$636,097	$585,476	$530,412	$15,501	$442,514		$456,231
(Loss) income from continuing operations	(169,642)	(14,320)	(138,731)	(3,427)	976,709	(4)(5)	(475,708)
(Loss) income from continuing operations per average common share:
Basic	$(4.58)	$(0.39)	$(3.85)	$(0.09)	$8.39		$(5.85)
Diluted	$(4.58)	$(0.39)	$(3.85)	$(0.09)	$6.45		$(5.85)
Total assets	1,095,777	975,381	1,253,940	1,400,510	1,254,689		1,529,356
Total debt	744,945	202,792	492,097	493,568	1,669,560		1,654,585
Redeemable preferred stock	—	—	—	—	1,825,212		1,772,310
Preferred stock dividend and accretion	—	—	—	—	52,902		173,392

(1)	The results of operations from NEON are included in the above financial information from the date of acquisition (November 13, 2007) and all periods thereafter.

(2)	The results of operations from CEC are included in the above financial information from the date of acquisition (March 17, 2006) and all periods thereafter.

(3)	On December 21, 2004, we increased our ownership interest in Starpower Communications, LLC (“Starpower”) from 50% to 100%. The 11 day period from December 21, 2004 to December 31, 2004 and all periods thereafter include consolidated Starpower results.

(4)	Includes a gain from “fresh start” adjustments of approximately $173.2 million.

(5)	Includes a gain on settlement of liabilities as a result of RCN’s bankruptcy restructuring under Chapter 11 of the Bankruptcy Code of approximately $1.2 billion.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                 OPERATIONS
The following discussion and analysis should be read together with RCN’s Consolidated Financial Statements and related notes thereto beginning on page F-1. Reference is made to “Cautionary Statement Regarding Forward Looking Statements” on page 3 of this Annual Report on Form 10-K (the “Report”), which describes important factors that could cause actual results to differ from expectations and non-historical information contained in this Annual Report.
Unless stated otherwise, as in the section titled “Discontinued Operations” under this Item 7, all of the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to continuing operations. Therefore, the results of operations from our San Francisco and Los Angeles markets, as discussed below, are excluded for all periods covered by this report. In addition, the results of operations from our Carmel, NY cable system sold on March 8, 2004 is included in discontinued operations in the year ended 2005 and consists primarily of residual settlements of insurance claims and other matters.

Overview
RCN is a facilities-based, competitive broadband telecommunications services provider, delivering video, high-speed data and voice services to services primarily to Residential and Small & Medium Business customers under the brand names of RCN and RCN Business Services, respectively. In addition, through our RCN Metro Optical Networks business unit, we deliver fiber-based high-capacity data transport and voice services to large commercial customers, primarily large enterprises and carriers, targeting the metropolitan central business districts in our geographic markets.
We construct, operate, and manage our own networks primarily in the Northeast and Mid-Atlantic states, and the Chicago area. The main metros and suburban areas where we operate include: Washington, D.C., Philadelphia, New York City, Boston and Chicago. We also have a large residential and small and medium business presence in the Lehigh Valley area.
On November 13, 2007, we completed the acquisition of NEON, a network transport services provider to carrier and enterprise customers in the New England and mid-Atlantic regions. NEON’s fiber optic network consists of approximately 4,800 route miles, over 230,000 fiber miles, 22 co-location facilities, and more than 200 points of presence from Maine to Virginia.
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
On March 17, 2006, we acquired the stock of Consolidated Edison Communications Holding Company, Inc., the telecommunications subsidiary of Consolidated Edison, Inc. CEC is a competitive local exchange carrier offering a comprehensive suite of broadband-based communications products and services, including business continuity and disaster recovery to commercial customers in the greater New York metropolitan area.
On March 6, 2006, we sold our 48.93% interest in both Megacable, a cable television and high-speed data services provider in certain portions of Mexico, and MCM, a provider of local voice and high-speed data services in Mexico City (collectively, “Megacable”), for net after-tax proceeds of $300 million.
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
Critical Accounting Policies and Estimates
The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Management uses historical experience and all available information to make these judgments and estimates. These estimates and assumptions affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ. Despite these inherent limitations, management believes that Management’s Discussion and Analysis and the accompanying consolidated financial statements and footnotes provide a meaningful and fair perspective of the our financial condition and operating results for the current period. Management believes the following critical accounting policies and estimates represent the more significant judgments and estimates used in the preparation of the audited consolidated financial statements included in this Annual Report:
•	Revenue recognition

•	Direct expenses

•	Selling, general and administrative expenses

•	Valuation of indefinite-lived assets and long-lived assets

•	Exit Costs and Other Lease Related Costs

•	Accounts Receivable

•	Legal contingencies
In addition, there are other items within the financial statements that require estimates or judgment but are not deemed critical, such as the accrual of bonuses and contingencies, but changes in judgment, or estimates in these other items could also have a material impact on the financial statements. For a detailed discussion on the application of these and other significant accounting policies, see Note 2—Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of this report.

Revenue Recognition
Revenues are principally derived from subscriber fees received for our video, high-speed Internet and phone services and are recognized as earned when the services are rendered, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable. Video, local and long distance telephone, high-speed data and transport revenues are recognized in the period service are provided. Payments received in advance are deferred and recognized in revenue when the service is provided. Installation fees charged to our residential and small business customers are less than related direct selling costs and therefore, are recognized in the period the service is provided. Installation fees charged to larger commercial customers are generally recognized over the life of the contract. Revenues from dial-up Internet services are recognized over the respective contract period. Reciprocal compensation revenue, the fees that local exchange carriers pay to terminate calls on each other’s networks, is based upon calls terminated on our network at contractual rates.
Under the terms of our franchise agreements, we are generally required to pay an amount based on our gross video revenues to the local franchising authority. The Company normally passes these fees through to our cable subscribers and classify the fees as revenue with the corresponding cost included in operating expenses. Certain other taxes imposed on revenue producing transactions, such as Universal Service Fund fees are also presented as revenue and expense.
Direct Expenses
Direct expenses include programming costs as well as costs associated with providing telecommunications services. Programming costs primarily consist of the cost we pay to suppliers of video content that we package, offer and distribute to our video subscribers. Programming is acquired generally through multiyear agreements and contains rates that are typically based on the number of subscribers that receive the programming. At times, as these contracts expire, programming continues to be provided based on interim arrangements while the parties negotiate new contractual terms, sometimes with effective dates that affect prior periods. While payments are generally made under the prior contract terms, the amount of our programming expenses recorded during these interim arrangements is based on management’s estimates of the expected contractual terms to be ultimately negotiated. Programming costs are paid each month based on calculations performed by us and are subject to periodic audits performed by the programmers. Certain programming contracts contain launch incentives paid by the programmers. The Company records the launch incentives on a straight-line basis over the life of the programming agreement as a reduction of programming expense. The deferred amount of launch incentives is included in other long-term liabilities.
The costs associated with providing telecommunications services include the cost of connecting customers to our networks via leased facilities, the costs of leasing portions of our network facilities and costs paid to third party providers for interconnect access and transport services. All such costs are expensed as incurred. The Company accrues for the expected costs of services received from third party telecommunications providers in the period the services are rendered. Invoices received from the third party telecommunications providers are often disputed due to billing discrepancies. The Company accrues for all disputed invoiced amounts that are considered probable and measurable as contingent liabilities. Disputes that are resolved in our favor are recorded as a reduction in direct costs in the period the dispute is settled. Because the time required to resolve these disputes is often more than one quarter, any benefits associated with the favorable resolution of such disputes normally are realized in periods subsequent to the accrual of the disputed invoice. Certain of these favorable dispute resolutions, and settlements resulted in reductions in direct costs totaling approximately $2.2 million, $6.8 million, and $2.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Selling, General and Administrative Expenses
Selling and general and administrative expenses include customer service, sales, marketing, billing, network maintenance and repair, installation and provisioning, bad debt and other overhead costs. All personnel costs, including stock-based compensation and excluding certain retention and severance costs, are included in selling, general and administrative expense.
Valuation of Indefinite-Lived Intangible Assets and Long-Lived Assets
We account for our long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Such indicators include any potential impairment of our indefinite-life franchises under SFAS 142, significant technological changes, adverse changes in relationships with local franchise authorities, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value. We measure impairment based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose. If the total of the undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the asset or asset group.

We conducted our annual impairment test of our indefinite-lived franchise rights agreements in accordance with SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) during the fourth quarter of 2007. We used an income-based approach and discounted the cash flows attributable to our franchise rights to estimate their fair value. We incorporated several estimates in this analysis, including our operating and capital spending budgets, growth rates and cost of capital. Our impairment test indicated that our franchise rights agreements were not impaired. While we believe our estimates are reasonable, actual results may differ significantly from our assumptions, which could materially affect the valuation.
Exit Costs and Other Lease Related Costs
We have exited numerous leased facilities, in whole or in part, over the last three years. SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) requires us to offset the present value of the remaining lease payments for the exited property against estimated sublease rental income. Sublease assumptions frequently change based on market conditions, which require us to adjust our projected cash flows related to exited properties. Changes in assumptions are recognized in income when made. When we terminate or buy out an exited lease, payment is charged against the liability and/or the remaining liability is reversed into income. We amortize this liability for these facilities as an offset to rent expense, which is included in “selling, general and administrative expense”, over the remaining term of the lease.
Upon its emergence from bankruptcy, the Company recorded a “fresh start” liability for the excess of cost over fair value on all of its leased facilities. The liability for these facilities is amortized as an offset to rent expense over the remaining term of the lease. When the Company exits a facility and accrues an exit cost liability, it reverses the remaining “fresh start” reserve established for that property in “impairments, exit costs and restructuring charges”. Similarly, when the Company renegotiates a lease on one of these properties the reserve is reversed into “impairments, exit costs and restructuring charges” as the amended lease is assumed to reflect market rates and terms.
“Fresh Start” Accounting
The Company implemented “fresh start” accounting upon its emergence from bankruptcy on the Effective Date, in accordance with the American Institute of Certified Public Accountants (“AICPA”) statement of position No. 90-7 “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”).
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
Reclassifications
The Company has changed the classification of certain expenses from “selling, general and administrative” to “direct expenses”. Management believes that the expense incurred for building access rights are directly related to generating revenue and therefore, are properly classified as “direct expenses”. The total amount recorded for building access rights was $4.8 million, $4.5 million and $1.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Certain other reclassifications have been made to prior period amounts in order to conform to the current year presentation.
Segment Reporting
We acquired NEON in November 2007, and subsequently determined to reorganize our business into two key segments: (i) Residential / Small-Medium Business, comprised of RCN, our residential business unit, and RCN Business Services, our business unit targeting small and medium business customers, and (ii) RCN Metro, our business unit focusing on large enterprise and carrier customers. There is substantial managerial, network and product overlap between our RCN and RCN Business Services business units. RCN Metro, however, is now managed separately from our other two business units, with separate network operations, engineering, and sales personnel, as well as separate systems, processes, products, customers and financial measures. Unified management of RCN’s two key segments now occurs only at the most senior executive levels of RCN. Therefore, beginning with our results of operations as of and for the three-months ended March 31, 2008, the financial results of our RCN Metro business unit will be reported as a separate segment in accordance with the requirements of SFAS 131 and applicable Securities and Exchange Commission regulations.

Key Financial and Statistical Measures
Presented below are certain key performance indicators (“KPIs”), that we consider important in managing and assessing the performance of our Residential & Small Business Services business unit: Customers, Revenue Generating Units (“RGUs”), Average Revenue per Customer (“ARPC”), and Average RGUs per Customer. We monitor trends in these KPIs to assess the impact of our operational initiatives. The KPIs reflected in the table below exclude data from our discontinued California operations. Alternative metrics are used by management with respect to our RCN Metro business unit, which will be reported in our financial results for the first quarter of 2008.
Customers increased by approximately 10,000, or 2.5%, from December 31, 2006 to December 31, 2007 driven by increased sales, due to investments in new and rebuilt homes, investments in the small business sector, and increased focus on sales and marketing execution. ARPC growth was driven mainly by our annual video rate increase to offset annual increases in programming costs, higher cable modem penetration, and increased take rates on value added products and services such as our digital set-top, HD and DVR boxes, and video-on-demand. ARPC growth however, was negatively impacted by declines in average voice connections and average revenue per voice connection. Our high-speed data product remained strong, as high-speed data RGUs grew by approximately 26,000, or 10.0%, from December 31, 2006 to December 31, 2007. This growth was driven by our overall customer growth, our ability to offer a wide range of data products to residential and small business customers, as well as trends in the broadband industry, where overall penetration has increased steadily over the past several years. Video RGUs increased by approximately 3,000 or 0.8%, over the same period, driven primarily by an increase in total customers. Voice RGUs increased by approximately 1,000, or 0.4%, since December 31, 2006, primarily as a result of off-net customer declines subsiding as well as increased sales to small business customers.

	2007	2006

Basic Video RGUs [1]	358,000	355,000

Data RGUs [1]	285,000	259,000

Voice RGUs [1]	250,000	249,000

Total RGUs (Excluding Digital) [1]	893,000	863,000

Customers [2]	416,000	406,000

Average Revenue Per Customer [3]	$109	$107

Average RGUs Per Customer	2.1	2.1

(1)	RGUs are all video, high-speed data, and voice connections provided to residential households and businesses. Dial-up Internet and long distance voice services are not included. Additional telephone lines are each counted as a RGU, but additional room hook-ups for video service are not counted. For bulk arrangements in residential MDUs, including dormitories, the number of RGUs is based on the number of video, high-speed data and voice connections provided and paid for in that MDU. Commercial structures such as hotels and offices are counted as one RGU regardless of how many units are in the structure. Delinquent accounts are generally disconnected and no longer counted as RGUs after a set period of time in accordance with our credit and disconnection policies. RGUs may include customers receiving some services for free or at a reduced rate in connection with promotional offers or bulk arrangements. RGUs provided free of charge under courtesy account arrangements are not counted, but additional services paid for are counted.

(2)	A “Customer” is a residential household or business that has at least one paid video, high-speed data or local voice connection. Customers with only Dial-up Internet or long distance voice service are not included. For bulk arrangements in residential MDUs, including dormitories, each unit for which service is provided and paid for is counted as a Customer. Commercial structures such as hotels and offices are counted as one Customer regardless of how many units are in the structure. Delinquent accounts are generally disconnected and no longer counted as Customers after a set period of time in accordance with our credit and disconnection policies.

(3)	Average Revenue per Customer is total revenue for a given monthly period (excluding Dial-up Internet, reciprocal compensation and certain commercial revenue) divided by the average number of Customers for the period.

Results of Operations
The financial information presented in the table below comprises the audited consolidated financial information for the years ended December 31, 2007, 2006 and 2005.
RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	Year Ended December 31,
	2007	2006	2005

Revenues	$636,097	$585,476	$530,412
Costs and expenses:
Direct expenses	224,770	201,370	188,950
Selling, general and administrative (including stock-based compensation of $33,206, $18,162, and $8,913)	288,426	276,471	268,236
Impairments, exit costs and restructuring charges	8,194	6,702	5,130
Depreciation and amortization	195,239	192,964	184,568

Operating loss	(80,532)	(92,031)	(116,472)
Investment income	9,424	5,983	5,648
Interest expense	(34,510)	(24,659)	(42,333)
Gain on sale of investment in unconsolidated entity	—	125,370	—
(Loss) gain on sale of assets	(827)	(2,119)	2,536
Loss on the early extinguishment of debt	(63,795)	(19,287)	—
Other (expense) income, net	(451)	35	1,556

Loss from continuing operations before reorganization items and income taxes	(170,691)	(6,708)	(149,065)
Reorganization income, net	—	—	11,113
Income tax (benefit) expense	(1,049)	7,612	779

Net loss from continuing operations	(169,642)	(14,320)	(138,731)
Income from discontinued operations, net of tax	1,684	2,464	19
Gain on sale of discontinued operations, net of tax	15,921	—	—

Net loss before cumulative effect of change in accounting principle	(152,037)	(11,856)	(138,712)
Cumulative effect on prior years of retroactive application of a change in accounting for legal fees, net of tax	—	—	2,600

Net loss	$(152,037)	$(11,856)	$(136,112)

Revenues
The table below presents the components of revenues for the years ended December 31, 2007, 2006 and 2005.

	Revenue
	For the year ended December 31,
			Fav(unfav)		Fav(unfav)
	2007	2006	Var %	2005	Var %
Video	$266,787	$245,875	8.5%	$237,144	3.7%
Data	132,314	119,947	10.3%	102,396	17.1%
Voice	112,353	121,780	(7.7%)	132,792	(8.3%)
Other	7,241	8,448	(14.3%)	6,832	23.7%

Total Core Residential	518,695	496,050	4.6%	479,164	3.5%

Commercial	100,558	71,764	40.1%	25,439	182.1%
Dial-Up	9,003	13,074	(31.1%)	19,693	(33.6%)
Recip Comp / Other	7,841	4,588	70.9%	6,116	(25.0%)

Total	$636,097	$585,476	8.6%	$530,412	10.4%

Total revenue increased $50.6 million, or 8.6% for the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily due to an increase in APRC and average number of customers, as well as the acquisitions of CEC in March 2006 and NEON in November 2007.
Core residential revenue increased $22.6 million, or 4.6%, primarily due to an increase in ARPC and an increase in the average number of customers compared to 2006. The $2 increase in ARPC, driven primarily by price increases and higher cable modem penetration, resulted in increased revenue of $11.4 million for the year ended December 31, 2007. An increase in average customers resulted in increased revenue of $11.2 million for the year ended December 31, 2007. The increase in APRC discussed above includes the negative impact of the continued decline in voice penetration and average revenue per voice RGU, as customers have continued to migrate to lower priced voice plans or alternative solutions such as wireless.
Commercial revenue increased $28.8 million, or 40.1%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. Excluding $10.1 million in revenue related to the NEON acquisition in November 2007, the increase in commercial revenue was $18.7 million, of which approximately half was due to the inclusion of a full year of revenue in 2007 of CEC which was acquired in March 2006. The remaining increase in commercial revenue was primarily due to continued growth in transport services to our enterprise and carrier customers.
Consistent with industry trends, dial-up revenue decreased by $4.1 million as the number of dial-up customers continued to decline. Reciprocal compensation revenue, which is impacted to a large degree by dial up usage, decreased $1.1 million, excluding a $4.4 million benefit recognized during the second quarter of 2007 related to a reciprocal compensation agreement.
Revenue increased $55.1 million, or 10.4% for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase was largely due to growth in revenue from commercial customers of $46.3 million, primarily attributable to the acquisition of CEC completed in March 2006. Revenue from residential customers increased $16.9 million, or 3.5%, primarily due to higher ARPC, which resulted in an increase in revenue of $26.8 million. The increase in ARPC was primarily due to price increases and higher cable modem penetration. Offsetting these increases was a decline in voice penetration and average revenue per voice RGU as customers have migrated to lower priced voice plans or alternative solutions such as wireless. The positive revenue impact of higher ARPC was partially offset by a negative revenue impact of $9.9 million associated with the decline in the average number of customers compared to 2005. Although average customers were lower relative to 2005, the total number of customers increased by approximately six thousand during the year ended December 31, 2006.
Dial-up revenue decreased by $6.6 million as a result of a decline in the number of dial-up customers. Reciprocal compensation revenue, which is impacted to a large degree by dial-up service, decreased $1.5 million.

Direct Expenses
Direct expenses increased $23.4 million, or 11.6%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase was primarily due to the incremental expenses associated with NEON and CEC of approximately $11.5 million as well as an increase in programming costs of approximately $8.0 million. The increase in direct expenses was also attributable to the impact of vendor settlements with providers of our voice and data network services of $2.2 million and $6.8 million for the years ended December 31, 2007 and 2006, respectively. Higher franchise fees, which includes the impact of $1.5 million incurred in 2007 as a result of an audit of prior years, also contributed to the increase in direct expenses.
Direct expenses increased $12.4 million, or 6.6% for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increases were primarily due to increases in network costs due to the acquisition of CEC partly offset by more favorable contract pricing from vendors and ongoing network optimization. Voice and data network costs, excluding the impact of settlements with providers of our voice and data network services, increased by $9.7 million. Total settlements for the years ended December 31, 2006 and 2005, were $6.8 million and $2.9 million, respectively. Increases in the average programming cost per subscriber, offset partly by a decline in video RGUs, resulted in higher video direct costs for the year ended December 31, 2006 of $6.1 million. The increases in video direct costs were offset by a $2.5 million reduction of accrued programming expenses related to a change in accounting estimate.
Selling, General and Administrative Expenses
The table below lists the components of Selling, general and administrative expenses (“SG&A”) for the years ended December 31, 2007, 2006 and 2005.

	SG&A
	For the year ended December 31,
			Fav/(unfav)		Fav/(unfav)
	2007	2006	Var %	2005	Var %
Network operations and construction	$95,335	$92,240	(3.4%)	$89,000	(3.6%)
Sales and marketing	56,589	51,470	(9.9%)	46,979	(9.6%)
Customer Service	21,587	21,696	0.5%	19,812	(9.5%)
General and administrative	81,709	92,903	12.0%	103,532	10.3%
Stock-based Compensation	33,206	18,162	(82.8%)	8,913	(103.8%)

Total SG&A	$288,426	$276,471	(4.3%)	$268,236	(3.1%)

SG&A increased $12.0 million, or 4.3% for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase was primarily due to an increase in stock-based compensation of $15.0 million and the acquisition of NEON and CEC. Excluding the impact of stock-based compensation and the acquisitions of CEC and NEON, SG&A decreased approximately $10.3 million for the year ended December 31, 2007. The most significant contributor to the decline in SG&A was the decrease in general & administrative expenses primarily driven by reductions in property taxes, legal and litigation related costs, and insurance-related costs. Offsetting the decline in general & administrative expenses were increases in sales and marketing expenses, due to our increased focus on customer retention, increased commissions paid as a result of the growth in sales and additional small business sales and marketing resources. Also included in SG&A is $1.1 million of termination pay related to the retirement of the Executive Chairman of the RCN Board of Directors in December 2007.
Selling, general and administrative expenses increased $8.2 million, or 3.1% for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase was primarily due to the acquisition of CEC and stock-based compensation. Stock-based compensation was not recorded prior to June 30, 2005 because no grants had been issued prior to that date. Excluding the impact of stock-based compensation, the acquisition of CEC, and a 2005 credit related to transition services reimbursements received from the purchaser of our Carmel cable system, SG&A decreased $18.5 million, or 7.1%, for the year ended December 31, 2006. The overall reduction in SG&A was due primarily to a decrease of $8.9 million in employee-related expenses due to headcount reductions, property tax savings due to favorable changes in our filing status in two jurisdictions, and reductions in billing costs, litigation costs, facilities, insurance and other administrative costs. Offsetting these declines were increases in network maintenance, marketing, bad debt and other expenses totaling $2.8 million.
Stock-Based Compensation
Total non-cash stock-based compensation expense recognized for the year ended December 31, 2007 was $33.2 million, an increase of $15.0 million or 82.8% over the year ended December 31, 2006 primarily due to the incremental expense of $9.9 million recognized as a result of the modification made in connection with the payment of the special dividend (as more fully discussed in Note 12 to the consolidated financial statements) as well as additional option and restricted stock grants made during 2007.
Total non-cash stock-based compensation expense recognized for the year ended December 31, 2006 was $18.2 million, an increase of $9.2 million over the year ended December 31, 2005. Stock-based compensation expense was not recorded prior to the third quarter of 2005 because no grants had been issued prior to that date.

We expect to recognize approximately $11.8 million, $4.1 million and $0.6 million in compensation expense based on outstanding grants under the Stock Plan in the upcoming years ending December 31, 2008, 2009 and 2010, respectively.
Impairments, Exit Costs and Restructuring charges
Total impairment, exit costs and restructuring charges were $8.2 million in 2007, consisting primarily of exit costs, totaling $7.9 million as a result of our exiting or terminating property leases in Pennsylvania, New Jersey and New York and restructuring charges totaling $3.4 million, which were primarily related to the outsourcing of our customer care operations. These charges were partially offset by a $3.1 million settlement with 202 Centre Street Realty LLC for damages incurred relating to space that was exited in 2002 and are net of legal fees incurred. At the time the property was exited, the abandoned property, plant and equipment was recorded in “impairments, exit costs and restructuring charges” and therefore, the portion of the settlement relating to these costs was recorded in “impairments, exit costs and restructuring charges” during the year ended December 31, 2007.
During the year ended December 31, 2006, total impairment, exit costs and restructuring charges were $6.7 million which consisted of exit costs totaling $4.4 million primarily due to vacating facilities in Chicago, IL, Boston, MA and Manhattan, NY, and retention and severance expense totaling $2.3 million due to various restructurings during 2006.
Depreciation and Amortization
Depreciation and amortization expense increased $2.3 million, or 1.2%, to $195.2 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The net increase is primarily due to the acquisition of NEON and CEC.
Depreciation and amortization expense increased $8.4 million, or 4.5%, to $193.0 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. The net increase is primarily due to the acquisition of CEC and accelerated depreciation expense related to an adjustment of the remaining lives of leasehold improvements and other fixed assets relating to properties exited during 2006.
Investment Income
Investment income increased $3.4 million, or 57.5%, to $9.4 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. This increase was primarily due to higher yields from the Company’s short term investments as well as a higher weighted average cash and short-term investment balance.
Investment income increased $0.3 million, or 5.9%, to $6.0 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. The net increase is due to an increase in the overall rate of return earned on investments partially offset by a decline in the average cash and short-term investment balance.
Interest Expense
Interest expense increased by $9.8 million, or 39.9%, to $34.5 million for year ended December 31, 2007 compared to the year ended December 31, 2006. The increase in interest expense was due primarily to the increase in our weighted average debt balance, offset slightly by a reduction in our weighted average interest rate.
Interest expense decreased by $17.7 million, or 41.8%, to $24.7 million for year ended December 31, 2006 compared to the year ended December 31, 2005. This decrease is due primarily to the reduction in our outstanding debt of nearly $300 million, and also the reduction in our weighted average interest rate (as a result of the refinancing completed in May 2006), offset slightly by increases in the Eurodollar rate.
Outstanding debt at December 31, 2007 was $744.9 million compared to $202.8 million at December 31, 2006. The weighted average interest rate, including the effect of the swap agreements in 2007, was 7.5% and 8.1% for 2007 and 2006, respectively.
Gain on sale of investment in unconsolidated entity
In the first quarter of 2006, we recorded a gain of $125.4 million on the sale of our 48.93% interest in Megacable.
Gain on sale of assets
During 2007 and 2006, the net loss on the sale of assets of $0.8 million and $2.1 million, respectively consists primarily from sales of converter boxes and other customer premise equipment. The gain on the sale of assets of $2.5 million for the year ended December 31, 2005 consists primarily of a $3.0 million gain on the sale of approximately 3,300 off-net video subscribers in the New York market, offset by losses on the disposition of property, plant and equipment.

Loss on the early extinguishment of debt
In connection with the repayment of our Former First-Lien Credit Agreement and successful tender offer and consent solicitation for our Second-Lien Convertible Notes, we recognized a loss on extinguishment of debt of $63.8 million during the year ended December 31, 2007, consisting of (i) the fair value of all new warrants issued, totaling $38.4 million, (ii) the cash paid in excess of par value ($133 per $1,000 principal amount), totaling $16.6 million, and (iii) the write-off of deferred financing costs and professional fees, totaling $8.8 million.
During the year ended December 31, 2006, we recognized a loss on extinguishment of debt of $19.3 million in connection with the repayment of our then existing First-Lien Credit Agreement and Third-Lien Term Loan. The losses recognized consisted of early payment penalties of $6.5 million and the write-off of deferred financing costs of $12.8 million.
Other income, net
Other income and expense, net for the years ended December 31, 2007 and 2006 consists primarily of penalties and late fees. Other income of $1.5 million for the year ended December 31, 2005, consists primarily of a settlement of $1.1 million received from a vendor for reimbursement of costs we incurred in prior years removing and reinstalling faulty equipment they supplied.
Reorganization income
On December 21, 2004, RCN and nine of its subsidiaries emerged from Chapter 11 of the Bankruptcy Code. Reorganization income of $11.1 million in 2005 represents the settlement of bankruptcy claims for amounts less than what was estimated and accrued.
Discontinued Operations
Earnings from discontinued operations in all years presented include the results of our operations in both San Francisco and Los Angeles, California. In addition, the results of operations from our Carmel, NY cable system sold on March 8, 2004 is included in discontinued operations in the year ended 2005 and consists primarily of residual settlements of insurance claims and other matters. During the year ended December 31, 2007, we recorded a gain on the sale of our San Francisco business of $15.9 million.
Liquidity and Capital Resources

	December 31,	December 31,
	2007	2006

Cash, cash equivalents and short-term investments	$67,692	$124,515
Debt (including current maturities and capital lease obligations)	744,945	202,792
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
Operating Activities
Net cash provided by operating activities was $109.2 million for the year ended December 31, 2007, reflecting a net loss of $152.0 million and a use of working capital of $27.3 million, offset by $288.5 million in non-cash operating items. The use of cash in working capital was primarily due to an overall increase in accounts receivable, due to timing of advanced billings and customer payments, as well as a decrease in accrued expenses. Net cash provided by operating activities was $95.0 million for the year ended December 31, 2006, reflecting a net loss of $11.9 million and a use of working capital of $16.4 million, offset by $123.3 million in non-cash operating items. The use of cash in working capital was primarily due to an overall increase in accounts receivable, due to timing of advanced billings and customer payments, as well as a decrease in accrued expenses.
During 2007 and 2006, we made cash payments for interest totaling $38.7 million and $21.5 million, respectively. The increase in interest payments was a result of our recapitalization initiative and an additional $225 million in borrowings under our existing senior secured credit facility to fund the NEON acquisition. We anticipate that our cash paid for interest will increase in 2008 as our average debt balance has increased.

Investing Activities
Net cash used in investing activities was $315.7 million in the year ended December 31, 2007, primarily from our $261.8 million NEON acquisition and $115.5 million in additions to property, plant and equipment, offset by $46.9 million in proceeds from the sale of discontinued operations and other assets and a $12.3 million decrease in short-term investments. Net cash provided by investing activities was $194.6 million in the year ended December 31, 2006, primarily from $307.5 million in proceeds from the sale of our interests in Megacable and $13.8 million decrease in short-term investments, offset by $86.2 million in additions to property, plant and equipment and $40.9 million for investments in acquisitions.
Financing Activities
Net cash provided by financing activities was $162.0 million for the year ended December 31, 2007, driven primarily by net proceeds of $731.1 million from the new First-Lien Credit Agreement and $5.8 million in proceeds from stock option exercises, offset by $348.4 million used for the special dividend payment, $219.4 million in debt repayments and $7.0 million in treasury stock purchases. In comparison, net cash used in financing activities for the year ended December 31, 2006 was $294.2 million, driven primarily by $372.2 million in repayments under our former First-Lien Credit Agreement, Third-Lien Term Loan and capital lease obligations (including $6.5 million in prepayment penalties) and $1.4 million in treasury stock purchases, offset by net proceeds of $70.6 million from the new First-Lien Credit Agreement and $9.2 million in proceeds from stock option exercises.
From time to time, we may evaluate certain strategic actions that would enhance our value, including selling assets and acquiring or merging with another entity. Under the terms of our credit facility, the proceeds of asset sales are required, with certain exceptions, to be used to pay down the credit facility. In certain cases, acquisitions or mergers would require approval of our current lenders and our current stockholders. As of December 31, 2007, we have $10.1 million of available borrowing capacity under the $75 million revolving line of credit within the new First-Lien Credit Agreement. We have no assurance that our lenders and stockholders would give us approval to pursue acquisitions or mergers, nor can we be assured that we would be able to raise any funds necessary to undertake such acquisitions or mergers at terms favorable to us, if at all.
Off Balance Sheet Arrangements and Contractual Obligations
Contractual Obligations and Commercial Commitments
The following table provides a summary of our contractual obligations and commercial commitments at December 31, 2007. Additional detail about these items is included in the Notes to the consolidated financial statements.

	(dollars in thousands)
	Payments Due By Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

Long-term debt (1)	$741,899	$7,205	$14,410	$14,410	$705,874
Capital lease obligations	3,046	133	310	379	2,224

Total long-term debt	744,945	7,338	14,720	14,789	708,098
Operating leases	92,088	18,111	31,097	20,853	22,027
Purchase obligations (2)	207,931	43,909	51,673	40,160	72,189
Other long-term liabilities	34,815	8,008	15,957	8,729	2,121

Total contractual obligations	$1,079,779	$77,366	$113,447	$84,531	$804,435

(1)	Excludes interest payments.

(2)	Purchase obligations consist of agreements to purchase goods and services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, price provisions and timing. Our purchase obligations principally consist of contracts with customer premise equipment manufacturers, telecommunications providers, and other contracts entered into in the normal course of business. Amounts reflected as accounts payable and accrued expenses in the consolidated balance sheets at December 31, 2007 are excluded from the table above.
Description of Outstanding Debt
As of December 31, 2007, our total debt was approximately $744.9 million, including $3.0 million of capital leases. The following is a description of our debt and the significant terms contained in the related agreements.

Former First-Lien Credit Agreement
Prior to May 25, 2007, the Company’s outstanding obligations pursuant to a First-Lien Credit Agreement with Deutsche Bank, as Administrative Agent, and a group of syndicated lenders, (the “Former First-Lien Credit Agreement”) consisted of a $75 million term loan and a $55 million revolving line of credit. On May 25, 2007, in connection with entering into the new First-Lien Credit Agreement (as discussed below), the Company repaid the full balance outstanding of approximately $74 million.
First-Lien Credit Agreement
On May 25, 2007, the Company entered into a new First-Lien Credit Agreement with Deutsche Bank, as Administrative Agent, and certain syndicated lenders (the “First-Lien Credit Agreement”). The First-Lien Credit Agreement provides for term loans to the Company in the aggregate principal amount of $520 million, and a $75 million revolving line of credit, all of which can be used as collateral for letters of credit. The proceeds of the First-Lien Credit Agreement were used to repay all of our then-outstanding senior indebtedness under the Former First-Lien Credit Agreement as well as the Second-Lien Convertible Notes, and to pay a special dividend of $9.33 per share of RCN common stock (as discussed further below and in Note 12). The term loan bears interest at the Administrative Agent’s prime lending rate plus an applicable margin or at the Eurodollar rate plus an applicable margin, based on the type of borrowing elected by RCN. The effective interest rate at December 31, 2007 was 7.21% including the effect of the interest rate swap agreements as discussed in Note 11.
The $520 million of term loans mature in May 2014. In addition, the First-Lien Credit Agreement provides for the availability of a revolving line of credit in the aggregate amount of up to $75 million, approximately $39.9 million of which is currently utilized for outstanding letters of credit and $25 million of which has been drawn to purchase NEON. The obligations of the Company under the First-Lien Credit Agreement are guaranteed by all of its operating subsidiaries and are secured by substantially all of the Company’s assets.
On November 13, 2007 in connection with the acquisition of NEON, the Company entered into an Incremental Commitment Agreement pursuant to its existing First-Lien Credit Agreement. The Incremental Commitment Agreement increased the term loan borrowing capacity under the First-Lien Credit Agreement by $200 million, all of which additional capacity was borrowed on November 13, 2007. Pursuant to the First Amendment, the Company agreed to maintain, a Secured Leverage Ratio not to exceed 5.50:1 on December 31, 2007 and thereafter declining periodically, eventually to 3:00:1 from December 31, 2012 until maturity.
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
Second-Lien Convertible Notes
On April 27, 2007, the Company commenced a tender offer and consent solicitation to purchase any and all of the then-outstanding $125 million principal amount of its 7.375% Convertible Second-Lien Notes due 2012 (“Second-Lien Notes”). Under the terms of the tender offer and consent solicitation, holders whose Second-Lien Notes were properly tendered and accepted in the tender offer received, for each $1,000 of principal amount of notes so tendered, (i) $1,133 in cash, (ii) an additional amount in cash equal to the accrued unpaid interest on the notes up to, but excluding, the date on which the notes were purchased, and (iii) 42.63 warrants to purchase shares of the Company’s common stock, with an exercise price equal to $25.16 (subject to adjustment). The entire total outstanding principal amount of the Second-Lien Notes was tendered and accepted for purchase pursuant to RCN’s tender offer and consent solicitation, resulting in the payment of approximately $145 million in cash and the issuance of 5,328,521 warrants to purchase shares of common stock with an exercise price equal to $25.16 (subject to adjustment).
Letters of Credit
We have approximately $47.0 million of letters of credit as of December 31, 2007 relating to our workmen’s compensation and employee liability insurance policies, real estate lease obligations, right of way obligations, and license and permit obligations to governmental agencies.
Recently Issued Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements for a full description of recently issued accounting pronouncements including the date of adoption and effects on results of operations and financial condition.

Inflation
Historically, the Company’s results of operations and financial condition have not been significantly affected by inflation. Subject to normal competitive conditions, the Company generally has been able to pass along rising costs through increased selling prices. We do not believe that our business is impacted by inflation to a significantly different extent than the general economy in the United States.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2007, we held $45.9 million of short-term investments and $21.8 million of cash and cash equivalents primarily consisting of investment grade U.S. Treasury bills, commercial paper, government backed obligations, and money market deposits. Our primary interest rate risk on short-term investments and cash and cash equivalents results from changes in short-term (less than six months) interest rates. However, this risk is largely offset by the fact that interest on our bank credit facility borrowings is variable and is reset over periods of no more than six months unless agreed to by each Lender.
At December 31, 2007 the interest rate for the term loans issued pursuant to our First-Lien Credit Agreement was Eurodollar plus 2.25%, or 7.125% and current borrowings totaled $716.9 million. The effective interest rate was 7.21%, including the effect of the interest rate swap agreements discussed in Note 12. The interest rate for the Revolver was Eurodollar plus 2.00%, or 6.875% and current borrowings totaled $25.0 million Assuming the current level of borrowings under the First-Lien Credit Agreement and the effect of the swap agreements, an increase or decrease in LIBOR of 10% would result in an increase or decrease in annual interest expense of approximately $2.0 million.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
RCN’s Consolidated Financial Statements are filed under this Item, beginning on page F-1 of this Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As of the end of the period covered by this Annual Report, an evaluation was carried out under the supervision and with the participation of RCN’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of RCN’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and “internal control over financial reporting”.
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

Disclosure Controls and Procedures
Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the our disclosure controls and procedures in place at the end of the period covered by this Annual Report pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that RCN’s disclosure controls and procedures (as defined in the Exchange Act Rule 13(a)-15(e)) were effective as of December 31, 2007.
Management’s Report on Internal Control over Financial Reporting
RCN’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of RCN management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 and the effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Friedman LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report.
On November 13, 2007, RCN completed the acquisition of NEON Communications Group, Inc., and management excluded from its assessment of the effectiveness of RCN’s internal control over financial reporting as of December 31, 2007, NEON’s internal control over financial reporting associated with total revenues of approximately $10.1 million included in the consolidated financial statements of RCN for the year ended December 31, 2007. Our exclusion of NEON’s internal control over financial reporting is allowed by the Securities and Exchange Commission’s response to Question No. 2 contained in the Frequently Asked Questions entitled Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, Frequently Asked Questions (revised October 6, 2004).
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
We incorporate the information required by this item by reference to the 2008 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
We incorporate the information required by this item by reference to our 2008 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
We incorporate the information required by this item by reference to our 2008 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
We incorporate the information required by this item by reference to our 2008 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT’S FEES AND SERVICES
We incorporate the information required by this item by reference to our 2008 Proxy Statement.
We will file our 2008 Proxy Statement with the Securities and Exchange Commission on or before April 30, 2008.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report:

(1)	Financial Statements.

A listing of the financial statements, notes and reports of independent registered public accountants required by Item 8 begins on page F-1 of this annual report.

(2)	Financial Statement Schedules

See “Schedule II—Valuation and Qualifying Accounts” on page F-29

(3)	The index to the Exhibits begins on page E-1 of this Annual Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2008	RCN Corporation
	By:	/s/ Peter D. Aquino
Peter D. Aquino
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

PRINCIPAL EXECUTIVE OFFICERS:

/s/ Peter D. Aquino	President and Chief Executive Officer	March 11, 2008
Peter D. Aquino	(Principal Executive Officer)

/s/ Michael T. Sicoli	Executive Vice President and Chief	March 11, 2008
Michael T. Sicoli	Financial Officer (Principal Financial Officer)

DIRECTORS:

/s/ Peter D. Aquino		March 11, 2008
Peter D. Aquino

/s/ Benjamin C. Duster IV		March 11, 2008
Benjamin C. Duster IV

/s/ Lee S. Hillman		March 11, 2008
Lee S. Hillman

/s/ Michael E. Katzenstein	Non Executive Chairman	March 11, 2008
Michael E. Katzenstein

/s/ Theodore H. Schell		March 11, 2008
Theodore H. Schell

/s/ Daniel Tseung		March 11, 2008
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

4.2
Warrant Agreement, dated as of May 25, 2007, by and RCN Corporation and HSBC Bank USA, National Association. (incorporated by reference to Exhibit 4.1 of RCN’s Current Report on Form 8-K filed on May 25, 2007).

4.3
Registration Rights Agreement, dated as of May 25, 2007, by and among RCN Corporation, and the Holders, as defined therein. (incorporated by reference to Exhibit 4.2 of RCN’s Current Report on Form 8-K filed on May 25, 2007).

10.1
Dark Fiber IRU Agreement dated as of May 8, 1997 among Metropolitan Fiber Systems/McCourt, Inc. and RCN Telecom Services of Massachusetts, Inc. (is incorporated by reference to Exhibit 10.2 to RCN’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825)).

10.2 (**)
First Amendment dated as of November 28, 2006 between MCImetro Access Transmission Services of Massachusetts, as successor-in-interest to Metropolitan Fiber Systems McCourt, Inc. and RCN Telecom Services, Inc. as successor-in-interest to RCN Telecom Services of Massachusetts, Inc. amending the Dark Fiber IRU Agreement dated as of May 8, 1997 among Metropolitan Fiber Systems/McCourt, Inc. and RCN Telecom Services of Massachusetts, Inc. (incorporated by reference to Exhibit 10.20 of RCN’s Annual Report on Form 10-K filed on March 15, 2007).

10.3
Dark Fiber IRU Agreement dated as of May 8, 1997 among Metropolitan Fiber Systems of New York, Inc. and RCN Telecom Services of New York, Inc. (is incorporated by reference to Exhibit 10.3 to RCN’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825)).

10.4 (*) (**)
First Amendment to Dark Fiber IRU Agreement between Metropolitan Fiber Systems of New York, Inc. and RCN Telecom Services, Inc. dated as of December 5, 2007, amending the May 8, 1997 Dark Fiber IRU Agreement between Metropolitan Fiber Systems of New York, Inc. and RCN Telecom Services, Inc.

10.5
Second Amended and Restated Operating Agreement of RCN-Becocom, LLC made and effective as of June 19, 2002 (incorporated by reference to Exhibit 10.01 of RCN’s Current Report on Form 8-K filed on June 21, 2002).

10.6
Management Agreement dated as of June 17, 1997 among RCN Operating Services, Inc. and RCN-Becocom, Inc. (is incorporated herein by reference to Exhibit 10.9 to RCN’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825)).

10.7
Construction and Indefeasible Right of Use Agreement dated as of June 17, 1997 between RCN-Becocom, Inc. and RCN-Becocom, LLC (is incorporated herein by reference to Exhibit 10.10 to RCN’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825)).

Exhibit No.	Description
10.8
License Agreement dated as of June 17, 1997 between Boston Edison Company and RCN-Becocom, Inc. (is incorporated by reference to Exhibit 10.11 to RCN’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825)).

10.9
Joint Investment and Non-Competition Agreement dated as of June 17, 1997 among RCN Telecom Services of Massachusetts, Inc., RCN-Becocom, Inc. and RCN-BecoCom, LLC (is incorporated by reference to Exhibit 10.12 to RCN’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825)).

10.10
Amended and Restated Operating Agreement of Starpower Communications, L.L.C. by and between Pepco Communications, L.L.C. and RCN Telecom Services of Washington, D.C. Inc. dated October 28, 1997(is incorporated by reference to Exhibit 10.13 to RCN’s Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-22825)).

10.11 (*)
Form of Second Amended and Restated Agreement for the Provision of Fiber Optic Facilities and Services between Northeast Utilities Service Company, The Connecticut Light & Power Company, Western Massachusetts Electric Company, Public Service Company of New Hampshire, and Neon Optica, Inc. as Successor in Interest to Necom LLC as of December 23, 2002 - Phase One.

10.12 (*)
Form of Second Amended and Restated Agreement for the Provision of Fiber Optic Facilities and Services between Northeast Utilities Service Company, The Connecticut Light & Power Company, Western Massachusetts Electric Company, Public Service Company of New Hampshire, and Neon Optica, Inc. as Successor in Interest to Necom LLC as of December 23, 2002 - Phase Two.

10.13 (*)
Form of Agreement Concerning the Reimbursement of Fees Among The Connecticut Light & Power Company Western Massachusetts Electric Company, Public Service Company of New Hampshire and Mode 1 Communications, Inc. and Neon Optica, Inc. dated as of November 5, 2004.

10.14 (**)
Master Service Agreement, dated as of September 27, 2007, by and between RCN Telecom Services and Sitel Operating Corporation (incorporated by reference to Exhibit 10.1 of RCN’s Quarterly Report on Form 10-Q filed on November 8, 2007.

10.15
Credit Agreement, dated as of May 25, 2007, by and among RCN Corporation, the various lenders party to the Credit Agreement, and Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 10.1 of RCN’s Current Report on Form 8-K filed on May 25, 2007.

10.16
Incremental Commitment Agreement, dated as of November 13, 2007, by and among RCN Corporation, the various lenders party to the Credit Agreement, and Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 10.1 of RCN’s Current Report on Form 8-K filed on November 13, 2007).

10.17
Security Agreement, dated as of May 25, 2007, by and among RCN Corporation, certain subsidiaries of RCN Corporation, and Deutsche Bank Trust Company Americas, as First-Lien Collateral Agent (incorporated by reference to Exhibit 10.2of RCN’s Current Report on Form 8-K filed on May 25, 2007).

10.18
Pledge Agreement, dated as of May 25, 2007, by and among RCN Corporation, certain subsidiaries of RCN Corporation, and Deutsche Bank Trust Company Americas, as First-Lien Collateral Agent (incorporated by reference to Exhibit 10.3 of RCN’s Current Report on Form 8-K filed on May 25, 2007).

10.19
Subsidiary Guaranty, dated as of May 25, 2007, by and among certain subsidiaries of RCN Corporation and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.4 of RCN’s Current Report on Form 8-K filed on May 25, 2007).

10.20	RCN Corporation Senior Executive Annual Bonus Plan (incorporated by reference to Exhibit 99.1 of RCN’s Current Report on Form 8-K, filed on July 26, 2005).

10.21+
RCN Corporation 2005 Stock Compensation Plan, as amended (incorporated by reference to Annex A to RCN’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, filed on April 27, 2007).

10.22+	RCN Corporation Change of Control Severance Plan dated April 7, 2006 (incorporated by reference to Exhibit 10.37 to RCN’s Amendment No. 1 to its Annual Report on Form 10-K filed on April 10, 2006).

10.23+	RCN Corporation 2007 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.28 of RCN’s Amended Quarterly Report on Form 10-Q/A filed on May 14, 2007).

Exhibit No.	Description
10.24+	Amended Form Non-Qualified Option Agreement (incorporated by reference to Exhibit 10.29 to RCN’s Amendment No. 1 to its Annual Report on From 10-K as filed on April 10, 2006).

10.25+	Amended Form Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.30 to RCN’s Amendment No. 1 to its Annual Report on Form 10-K as filed on April 10, 2006).

10.26+	Form Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of RCN’s Current Report on Form 8-K, filed on January 6, 2006).

10.27+	Amended Form Executive Restricted Stock Agreement (incorporated by reference to Exhibit 10.20 of RCN’s Annual Report on Form 10-K filed on March 15, 2007).

10.28+	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of RCN’s Current Report on Form 8-K filed on February 7, 2008).

10.29+	Form of Deferral Election Form (incorporated by reference to Exhibit 10.2 of RCN’s Current Report on Form 8-K filed on February 7, 2008).

10.30(*) +	Form of Executive Restricted Stock Unit Agreement.

10.31+
Amended and Restated Employment Agreement, effective as of December 21, 2007, by and between RCN Corporation and Peter D. Aquino (incorporated by reference to Exhibit 10.1 of RCN’s Current Report on Form 8-K filed on December 27, 2007).

10.32+	Employment Letter by and between RCN Corporation and Michael Sicoli, dated May 12, 2005 (incorporated by reference to Exhibit 99.2 of RCN’s Current Report on Form 8-K, filed on May 12, 2005).

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

10.36+	Restricted Stock Agreement dated May 25, 2006 by and between RCN Corporation and Lee S. Hillman (incorporated by reference to Exhibit 10.4 of RCN’s Current Report on Form 8-K, filed on May 31, 2006).

10.37 +	Restricted Stock Agreement dated May 25, 2006 by and between RCN Corporation and Daniel Tseung (incorporated by reference to Exhibit 10.5 of RCN’s Current Report on Form 8-K, filed on May 31, 2006).

10.38 +	Restricted Stock Agreement by and between RCN Corporation and Peter D. Aquino (incorporated by reference to Exhibit 10.3 of RCN’s Current Report on Form 8-K filed June 6, 2006).

10.39 +	Restricted Stock Agreement by and between RCN Corporation and Michael T. Sicoli (incorporated by reference to Exhibit 10.4 of RCN’s Current Report of Form 8-K filed on June 6, 2006).

Exhibit No.	Description
10.40 +	Employment Letter by and between RCN Corporation and Benjamin R. Preston dated April 5, 2006 (incorporated by reference to Exhibit 99.2 of RCN’s Current Report on Form 8-K, filed on April 5, 2006).

10.41 +
Severance Agreement and Release, dated as of February 4, 2008, by and between RCN Corporation and James F. Mooney (incorporated by reference to Exhibit 10.3 of RCN’s Current Report on Form 8-K filed on February 7, 2008).

10.42
Stock Purchase Agreement between RCN Corporation and Consolidated Edison, Inc., dated as of December 5, 2005 (incorporated by reference to Exhibit 10.33 to RCN’s Amendment No. 1 to its Annual Report on Form 10-K as filed on April 10, 2006).

10.43
Stock Purchase Agreement, dated March 6, 2006, entered into by and among RCN International Holdings, Inc, Teleholding, S.A. de C.V., Mega Cable, S.A. de C.V. and MCM Holding, S.A. de C.V. (incorporated by reference to Exhibit 99.2 of RCN’s Current Report on Form 8-K, filed on March 8, 2006).

10.44
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

10.46
Agreement and Plan of Merger, dated as of June 24, 2007, by and among RCN Corporation, Raven Acquisition Corporation, and NEON Communications Group, Inc. (incorporated by reference to Exhibit 2.1 of RCN’s Current Report on Form 8-K filed on June 25, 2007).

21.1 (*)	Subsidiaries of Registrant.

23.2 (*)	Consent of Friedman LLP, Independent Registered Public Accounting Firm.

31.1 (*)
Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (*)
Certification of the Executive Vice President and Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (*)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (*)	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Document attached.

**	Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

+	Management compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of RCN Corporation
Herndon, Virginia
We have audited the accompanying consolidated balance sheets of RCN Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2007, 2006 and 2005. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded the NEON Communications Group, Inc. business from its assessment of internal control over financial reporting as of December 31, 2007 because that businesses was acquired in November 2007. We have also excluded NEON Communications Group, Inc. from our audit of internal control over financial reporting. The total assets and net sales of these business represent approximately $311 million and $10 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.
As discussed in Note 2 to the consolidated financial statements, during the first quarter of 2005, RCN Corporation changed its method of accounting for legal fees related to legal actions directed against it.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RCN Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Friedman LLP
East Hanover, New Jersey
March 11, 2008

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	Year ended December 31,
	2007	2006	2005

Revenues	$636,097	$585,476	$530,412
Costs and expenses:
Direct expenses	224,770	201,370	188,950
Selling, general and administrative (including stock-based compensation of $33,206, $18,162, and $8,913)	288,426	276,471	268,236
Impairments, exit costs and restructuring charges	8,194	6,702	5,130
Depreciation and amortization	195,239	192,964	184,568

Operating loss	(80,532)	(92,031)	(116,472)
Investment income	9,424	5,983	5,648
Interest expense	(34,510)	(24,659)	(42,333)
Gain on sale of investment in unconsolidated entity	—	125,370	—
(Loss) gain on sale of assets	(827)	(2,119)	2,536
Loss on early extinguishment of debt	(63,795)	(19,287)	—
Other (expense) income, net	(451)	35	1,556

Loss from continuing operations before reorganization items and income taxes	(170,691)	(6,708)	(149,065)
Reorganization income, net	—	—	11,113
Income tax (benefit) expense	(1,049)	7,612	779

Net loss from continuing operations	(169,642)	(14,320)	(138,731)
Income from discontinued operations, net of tax	1,684	2,464	19
Gain on sale of discontinued operations, net of tax	15,921	—	—

Net loss before cumulative effect of change in accounting principle	(152,037)	(11,856)	(138,712)
Cumulative effect on prior years of retroactive application of a change in accounting for legal fees, net of tax	—	—	2,600

Net loss	$(152,037)	$(11,856)	$(136,112)

Net (loss) income per common share:
Basic and Diluted:
Loss from continuing operations	$(4.58)	$(0.39)	$(3.85)
Income from discontinued operations	0.05	0.07	—
Gain on sale of discontinued operations	0.43	—	—

Net loss before cumulative effect of change in accounting principle	$(4.11)	$(0.32)	$(3.85)
Cumulative effect of change in accounting for legal fees	—	—	0.07

Net loss attributable to common stockholders	$(4.11)	$(0.32)	$(3.78)

Weighted average shares outstanding, Basic and Diluted	37,033,456	36,756,494	36,040,165

The accompanying notes are an integral part of these consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2007	2006
ASSETS

Current Assets:
Cash and cash equivalents	$21,793	$66,342
Short-term investments	45,899	58,173
Accounts receivable, net of allowance for doubtful accounts of $4,298 and $4,205	64,681	58,483
Prepaid expenses and other current assets	22,799	13,025
Assets of discontinued operations	—	39,573

Total current assets	155,172	235,596

Property, plant and equipment, net of accumulated depreciation of $502,905 and $339,061	793,407	613,572
Intangible assets, net of accumulated amortization of $58,676 and $37,968	107,511	98,264
Long-term restricted investments	22,767	16,031
Deferred charges and other assets	16,920	11,918

Total assets	$1,095,777	$975,381

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$24,021	$23,089
Advance billings and customer deposits	41,937	38,783
Accrued expenses and other	78,027	68,342
Accrued employee compensation and related expenses	17,647	18,108
Accrued exit costs	2,618	2,761
Current portion of long-term debt and capital lease obligations	7,338	871
Current liabilities of discontinued operations	—	10,068

Total current liabilities	171,588	162,022

Long-term debt and capital lease obligations, net of current maturities	737,607	201,921
Other long-term liabilities	69,707	41,502

Total liabilities	978,902	405,445

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 37,654,546 and 37,455,912 shares issued and outstanding	377	374
Additional paid-in-capital	444,738	722,589
Treasury stock, 194,184 and 56,758 shares at cost	(4,709)	(1,388)
Accumulated deficit	(303,693)	(151,656)
Accumulated other comprehensive (loss) income	(19,838)	17

Total stockholders’ equity	116,875	569,936

Total liabilities and stockholders’ equity	$1,095,777	$975,381

The accompanying notes are an integral part of these consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(152,037)	$(11,856)	$(136,112)
Income from discontinued operations, net of tax	(1,684)	(2,464)	(19)
Gain on sale of discontinued operations	(15,921)	—	—
Cumulative effect of change in accounting for legal fees	—	—	(2,600)

Net loss from continuing operations	(169,642)	(14,320)	(138,731)

Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of discounted debt	—	1,663	4,680
Amortization of financing costs	740	1,304	2,333
Non-cash stock-based compensation	33,206	18,162	8,913
Loss (gain) on sale of assets	827	2,119	(2,536)
Loss on early extinguishment of debt	63,795	19,287	—
Gain on sale of investment in unconsolidated entity	—	(125,370)	—
Depreciation and amortization	195,239	192,964	184,568
Deferred income taxes, net	(1,049)	145	—
Provision for doubtful accounts	10,880	11,039	9,088
Non-cash impairments, exit costs and restructuring charges	2,460	4,402	8,264
Net change in certain assets and liabilities, net of business acquisitions:
Accounts receivable and unbilled revenues	(10,448)	(15,642)	(5,445)
Accounts payable	(1,231)	1,437	(4,732)
Accrued expenses	(14,885)	(8,721)	11,254
Advanced billing and customer deposits	338	4,512	(825)
Payment of deferred reorganization costs	—	—	(21,644)
Other assets and liabilities	(1,542)	(1,464)	7,924

Net cash provided by continuing operations	108,688	91,517	63,111

Cash provided by (used in) discontinued operations	476	3,498	(2,685)

Net cash provided by operating activities	109,164	95,015	60,426

Cash flows from investing activities:
Additions to property, plant and equipment	(115,510)	(86,195)	(85,028)
Investment in acquisitions and intangibles, net of cash acquired	(261,843)	(40,854)	(2,244)
Net proceeds from sale of discontinued operations and other assets	46,877	—	—
Decrease (increase) in short-term investments	12,268	13,828	(21,559)
Proceeds from sale of assets	1,955	999	6,259
Proceeds from sale of investment in unconsolidated entity	—	307,467	—
Decrease in restricted investments	754	1,537	—
Decrease in investments restricted for debt service	—	—	9,020

Net cash (used in) provided by continuing operations	(315,499)	196,782	(93,552)

Cash used in discontinued operations	(243)	(2,156)	(4,322)

Net cash (used in) provided by investing activities	(315,742)	194,626	(97,874)

F-5

	Year Ended December 31,
	2007	2006	2005
Cash flows from financing activities:
Repayments of long-term debt, including debt premium	(219,351)	(372,160)	(6,037)
Payment of debt issuance costs	(13,944)	(4,412)	—
Dividends paid	(348,380)	—	—
Cost of common shares repurchased	(6,960)	(1,388)	—
Payments of capital lease obligations	(129)	(372)	(558)
Proceeds from the issuance of long-term debt	745,000	75,000	—
Proceeds from the exercise of stock options	5,793	9,127	1,410

Net cash provided by (used in) financing activities	162,029	(294,205)	(5,185)

Net decrease in cash and cash equivalents	(44,549)	(4,564)	(42,633)

Cash and cash equivalents at beginning of period	66,342	70,906	113,539

Cash and cash equivalents at end of period	$21,793	$66,342	$70,906

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest, net of capitalized interest of $0	$38,663	$21,477	$31,277

Income taxes	$0	$7,467	$0

The accompanying notes are an integral part of these consolidated financial statements.

RCN CORPORATION
Consolidated Statements of Stockholders’ Equity/(Deficit)
(dollars in thousands, except share and per share data)

					Committed
		Common Stock	Committed	Committed	Capital			Treasury		Accumulated Other	Total Common
	Common Stock	Class A	Capital	Capital	in Excess	Additional	Accumulated	Stock	Treasury	Comprehensive Income	Stockholders’
	Class A Shares	Amount	Shares	Amount	of Par	Paid in Capital	Deficit	Shares	Stock Amount	(Loss)	Equity (Deficit)

Balance December 31, 2004	31,919,044	$319	4,101,806	$41	$131,355	$576,895	$(3,688)	—	$—	$—	$704,922

Net loss							(136,112)				(136,112)

Issuance of committed shares in payment of claims	3,303,981	33	(3,303,981)	(33)	(105,806)	105,806					—
Issuance of restricted stock	730,086	7				(7)					—
Exercise of warrant	5	—				—					—
Return of committed shares			113								—
Amortization of restricted stock award						3,109					3,109
Amortization of stock options						5,804					5,804
Stock option exercised	75,000	1				1,409					1,410
Adjustment to deferred tax valuation allowance related to indefinite-lived intangible assets						(23,819)					(23,819)

Warrant issuance						565					565
Foreign currency translation gain										6,896	6,896
Gain on assets held for sale										127	127

Balance December 31, 2005	36,028,116	$360	797,938	$8	$25,549	$669,762	$(139,800)	—	$—	$7,023	$562,902

Net loss							(11,856)				(11,856)
Issuance of restricted stock, net of forfeitures	168,379	2				(2)					—
Return of committed shares	(113)										—
Issuance of committed shares in payment of claims	797,938	8	(797,938)	(8)	(25,550)	25,550					—
Exercise of warrants	179				1	(5)					(4)
Purchase of treasury stock								56,758	(1,388)		(1,388)
Stock options exercised	461,413	4				9,122					9,126
Amortization of restricted stock awards						5,791					5,791
Amortization of stock options						12,371					12,371
Foreign currency translation gain (loss)										(6,896)	(6,896)
Unrealized appreciation on investments										(110)	(110)

Balance December 31, 2006	37,455,912	$374	—	$—	$—	$722,589	$(151,656)	56,758	$(1,388)	$17	$569,936

Net loss							(151,777)				(151,777)
Issuance of restricted stock, net of forfeitures	145,110	2				(2)					—
Stock options exercised	315,124	3				5,818					5,821
Issuance of warrants						38,450					38,450
Repurchase of common stock	(261,600)	(2)				(3,639)		137,426	(3,321)		(6,962)
Stock-based compensation expense						33,206					33,206
Dividends declared: $9.33 per common share						(351,684)					(351,684)
Foreign currency translation loss										(73)	(73)
Fair market value of interest rate swap										(19,817)	(19,817)
Unrealized depreciation on investments										35	35

Balance December 31, 2007	37,654,546	$377	—	$—	$—	$444,738	$(303,433)	194,184	$(4,709)	$(19,838)	$117,135

The accompanying notes are an integral part of these consolidated financial statements.

RCN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
RCN (the “Company”) is a facilities-based, competitive broadband telecommunications services provider, delivering video, high-speed data and voice services to services primarily to Residential and Small & Medium Business customers under the brand names of RCN and RCN Business Services, respectively. In addition, through its RCN Metro Optical Networks business unit, the Company delivers fiber-based high-capacity data transport and voice services to large commercial customers, primarily large enterprises and carriers, targeting the metropolitan central business districts in its geographic markets.
The Company constructs, operates, and manages its own networks primarily in the Northeast and Mid-Atlantic states, and the Chicago area. The main metros and suburban areas where the Company operates include: Washington, D.C., Philadelphia, New York City, Boston and Chicago. The Company also has a large residential and small and medium business presence in the Lehigh Valley area.
In connection with the March 2007 sale of the San Francisco operations to Astound Broadband LLC, a subsidiary of Wave Broadband LLC (“Wave”), and the Company’s exit from the Los Angeles operations during 2007, the results for these businesses are presented in the consolidated statements of operations as discontinued operations. At December 31, 2007, there were no current assets and current liabilities related to these discontinued operations in the consolidated balance sheets. See Note 3 for a complete discussion of all acquisitions and dispositions.
Dividends and Recapitalization
On May 25, 2007, the Company completed its recapitalization initiative, which included entering into a $595 million senior secured credit facility, consisting of a $520 million term loan and a $75 million revolving line of credit. The new facility, along with cash on hand, was used to repay the then existing term loan indebtedness of approximately $74 million, pay the cash portion of the consideration to holders who tendered their 7.375% Convertible Second-Lien Notes (“Second-Lien Notes”) due 2012 pursuant to a tender offer completed by the Company in June 2007 of approximately $145 million, as well as pay a special cash dividend (“special dividend” or “special cash dividend”) of $9.33 per share on all issued and outstanding RCN common stock as of June 4, 2007, totaling approximately $347.3 million, paid on June 11, 2007. The total dividend paid in June 2007 does not include $4.5 million of dividends due on unvested restricted stock issued to employees prior to the dividend date under the RCN Stock Compensation Plan (the “Stock Plan”). The dividends totaling $4.5 million will be paid when the related restricted shares vest. As of December 31, 2007, $3.3 million remains to be paid.
As a result of the repayment of the existing term loan indebtedness and successful tender offer and consent solicitation for the Second-Lien Notes, the Company recorded a loss on early extinguishment of debt totaling $63.8 million, which is described more fully in Note 10. In connection with the payment of the special cash dividend, the Compensation Committee of the Board of Directors of the Company approved anti-dilution adjustments to outstanding stock option awards pursuant to the Company’s equity-based compensation plans. As a result, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment” (“SFAS 123R”), the Company recorded additional compensation expense of $9.9 million during 2007 which is described more fully in Note 12.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries. All intercompany transactions and accounts among consolidated entities have been eliminated.
Use of Estimates and Assumptions
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management periodically assesses the accuracy of these estimates and assumptions. Actual results could differ from those estimates. Estimates are used when accounting for various items, such as allowances for doubtful accounts, investments, derivative financial instruments, asset impairments, certain acquisition-related liabilities, programming related liabilities, revenue recognition, depreciation and amortization, income taxes and legal contingencies. A more complete discussion of all of the Company’s significant accounting policies is discussed below.
During the third quarter of 2006, the Company recorded a $2.5 million reduction in accrued programming expenses as a result of a change in estimate.

Revisions and Reclassifications
The Company has changed the classification of certain expenses from selling, general and administrative to direct expenses. Management believes that the expense incurred for building access rights are directly related to generating revenue and therefore, are properly classified as direct expenses. The total amount recorded for building access rights was $4.8 million, $4.5 million and $1.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Certain other reclassifications have been made to prior period amounts in order to conform to the current year presentation.
“Fresh Start” Accounting
The Company implemented “fresh start” accounting upon its emergence from bankruptcy on December 21, 2004, in accordance with the American Institute of Certified Public Accountants (“AICPA”) statement of position No. 90-7 “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”).
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist of commercial paper, government-backed obligations, and money market funds. The carrying amount of cash and cash equivalents approximates its fair value due to their short maturities.
Short-term Investments
The Company’s entire portfolio of short-term investments is currently classified as “available for sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and is stated at fair value as determined by quoted market values. Investments having maturities of more than three months but not more than one year at the time of purchase are considered short-term and are classified as current assets. The Company’s short-term investments consist of the following at December 31 (dollars in thousands):

	2007	2006
Commercial Paper	$29,679	$11,713
Federal Agency	16,220	46,460

Total	$45,899	$58,173

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, restricted investments, accounts receivable and interest rate swap agreements. The Company invests its cash in accordance with the terms and conditions of the First-Lien Credit Agreement as more fully described in Note 10, which seeks to ensure both liquidity and safety of principal. The policy limits investments to instruments issued by the U.S. government and commercial institutions with strong investment grade credit ratings, and places restrictions on the length of maturity.
The Company’s trade receivables reflect a diverse customer base. Up front credit evaluation and account monitoring procedures are used to minimize the risk of loss. As a result, concentrations of credit risk are limited. The Company believes that its valuation allowances are adequate to cover these risks.
The Company has potential exposure to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements (discussed more fully below). The Company anticipates, however that the counterparties will be able to fully satisfy their obligations under these agreements, given that they are very large, highly rated financial institutions who are also key lenders under the Company’s First Lien credit facility.
Accounts Receivable
The Company carries the accounts receivable at cost less an allowance for doubtful accounts. The Company evaluates the adequacy of the allowance for doubtful accounts at least quarterly and computes the allowance for doubtful accounts by applying an increasing percentage to discounts in past due categories. This percentage is based on the history of actual write-offs. The Company also performs a subjective review of specific large accounts to determine if an additional reserve is necessary.
Long-Term Restricted Investments
The Company has cash balances held as collateral related to various insurance policies (mainly general, auto liability, and workers compensation), and certain letters of credit, mainly for franchise performance bonds and franchise agreements. These investments are restricted and unavailable for use by the Company.

Property, Plant and Equipment
Additions to property, plant and equipment are stated at cost, including all material, labor and certain indirect costs associated with the development and construction of the network. Costs associated with new customer installations and the additions of network equipment necessary to provide advanced services are capitalized. Costs capitalized as part of initial customer installations include material, labor, and certain indirect costs. Indirect costs pertain to the Company’s personnel that assist in connecting the new service and primarily consist of employee benefits and payroll taxes, and direct variable costs associated with the capitalizable activities such as installation and construction vehicle costs and the cost of dispatch personnel. The costs of disconnecting service at a customers dwelling or reconnecting service to a previously installed dwelling are charged to expense in the period incurred. Costs for repairs and maintenance are charged to expense as incurred, while plant and equipment replacement and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.
Depreciation is recorded using the straight-line method over the estimated useful lives of the various classes of depreciable property. Leasehold improvements are amortized over the lesser of the life of the lease or its estimated useful life. The significant components of property, plant and equipment as well as average estimated lives are as follows (dollars in thousands):

	Useful Life	2007	2006

Telecommunications plant	5-22.5 years	$1,027,418	$711,971
Capital leases	5-15 years	84,456	74,800
Computer equipment	3-5 years	64,316	55,210
Buildings, leasehold improvements and land	5-30 years	45,810	45,835
Furniture, fixtures and vehicles	3-10 years	28,070	27,960
Construction materials and other	5-10 years	46,242	36,857

Total property, plant and equipment		1,296,312	952,633
Less: accumulated depreciation		(502,905)	(339,061)

Property, plant and equipment, net		$793,407	$613,572

Depreciation expense was $174.5 million, $174.3 million, and $165.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in telecommunications plant above is primarily due to the acquisition of NEON during 2007 as more fully discussed in Note 3.
The Company entered into two capital leases during the year ended December 31, 2007 for two separate indefeasible right to use (“IRU”) agreements totaling $8.6 million. Equipment held under capital leases is stated at the lower of the fair value of the asset or the net present value of the minimum lease payments at the inception of the lease. For equipment held under capital leases, depreciation is recorded using the straight-line method over the shorter of the estimated useful lives of the leased assets or the related lease term.
Asset Retirement Obligations
SFAS No. 143, “Accounting for Asset Retirement Obligations,” as interpreted by FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143,” requires that a liability be recognized for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made.
Certain of the franchise and lease agreements contain provisions requiring the Company to restore facilities or remove property in the event that the franchise or lease agreement is not renewed. The Company expects to continually renew our franchise agreements and therefore, cannot estimate any liabilities associated with such agreements. A remote possibility exists that franchise agreements could terminate unexpectedly, which could result in significant expense in complying with the restoration or removal provisions. The Company does not believe that the disposal obligations related to its properties are material to its consolidated financial position or results of operations and accordingly, no such liabilities have been recorded.
Intangibles
Intangible assets consist of trademarks, tradenames, customer relationships and franchise agreements. The fair values upon the Company’s emergence from bankruptcy on December 21, 2004, were based on a number of factors determined by the Company’s management with the help of its advisors. Identifiable intangible assets, with the exception of franchise agreements, are amortized over their estimated useful lives ranging between three and five years. Franchise agreements represent the value attributed to agreements with local authorities that allow access to homes in cable service areas. Franchise agreements are considered to be indefinite-lived assets and therefore, in accordance with SFAS No. 142,“Goodwill and Other Intangible Assets” (“SFAS 142”) are not amortized but rather tested for impairment annually during the fourth quarter of each year, or more frequently, if an event indicates that the asset might be impaired.

Also included in intangible assets are costs incurred to develop software for internal use. Certain direct development costs and software enhancement costs associated with internal use software are capitalized, including external direct costs of material and service, and internal labor costs devoted to this software under AICPA SOP 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use. ” Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred. Upon completion of the projects, the total costs are amortized over the estimated useful life of the software, generally three years.
Valuation of Indefinite-Lived Intangible Assets and Long-Lived Assets
The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Such indicators include any potential impairment of indefinite-lived franchises under SFAS 142, significant technological changes, adverse changes in relationships with local franchise authorities, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The Company measures impairment based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose. If the total of the undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the asset or asset group.
The Company conducted an annual impairment test of the indefinite-lived franchise rights agreements in accordance with SFAS 142 during the fourth quarter of 2007. The Company used an income-based approach and discounted the cash flows attributable to the franchise rights to estimate their fair value. Several estimates were incorporated into this analysis, including the operating and capital spending budgets, growth rates, and cost of capital. The impairment test indicated that the franchise rights agreements were not impaired. While management believes the estimates are reasonable, actual results may differ significantly from these assumptions, which could materially affect the valuation.
Legal Contingencies
The Company is subject to legal, regulatory and other proceedings and claims that arise in the ordinary course of business and, in certain cases, those that the Company assumes from an acquired entity in a business combination. An estimated liability for those proceedings and claims arising in the ordinary course of business is recorded based upon the probable and reasonably estimable criteria contained in SFAS No. 5, “Accounting for Contingencies.” For those litigation contingencies assumed in a business combination, a liability is recorded based on the estimated fair value of that contingency. The Company reviews outstanding claims with internal and external counsel to assess the probability and the estimates of loss as new information becomes available, and adjusts its liabilities as appropriate.
Revenue Recognition
Revenues are principally derived from fees associated with the Company’s video, telephone, high-speed data and transport services and are recognized as earned when the services are rendered, evidence of an arrangement exists, the fee is fixed and determinable and collection is probable. Video, telephone, high-speed data and transport revenues are recognized in the period service is provided. Payments received in advance are deferred and recognized as revenue when the service is provided. Installation fees charged to the Company’s residential and small business customers are less than related direct selling costs and therefore, are recognized in the period the service is provided. Installation fees charged to larger commercial customers are generally recognized over the life of the contract. Revenues from dial-up Internet services are recognized over the respective contract period. Reciprocal compensation revenue, the fees that local exchange carriers pay to terminate calls on each other’s networks, is based upon calls terminated on the Company’s network at contractual rates.
Under the terms of the franchise agreements, the Company is generally required to pay an amount based on gross video revenues to the local franchising authority. These fees are normally passed through to the Company’s cable subscribers and accordingly, the fees are classified as revenue with the corresponding cost included in operating expenses. Certain other taxes imposed on revenue producing transactions, such as Universal Service Fund fees are also presented as revenue and expense.
Direct Expenses
Direct expenses include programming costs as well as costs associated with providing telecommunications services. Programming costs primarily consist of the fees paid to suppliers of video content that the Company packages, offers and distributes to its video subscribers. Programming is acquired generally through multiyear agreements and contains rates that are typically based on the number of authorized subscribers that receive the programming. At times, as these contracts expire, programming continues to be provided based on interim arrangements while the parties negotiate new contractual terms, sometimes with effective dates that affect prior periods. While payments are generally made under the prior contract terms, the amount of programming expenses recorded during these interim arrangements is based on management’s estimates of the expected contractual terms to be ultimately negotiated. Programming costs are paid each month based on calculations performed by the Company and are subject to periodic audits performed by the programmers. Certain programming contracts contain launch incentives paid by the programmers. The Company records the launch incentives on a straight-line basis over the life of the programming agreement as a reduction of programming expense. The deferred amount of launch incentives is included in other long-term liabilities.

The costs associated with providing telecommunications services include the cost of connecting customers to the Company’s networks via leased facilities, the costs of leasing portions of the network facilities and fees paid to third party providers for interconnect access and transport services. All such costs are expensed as incurred. The Company accrues for the expected costs of services received from third party telecommunications providers in the period the services are rendered. Invoices received from the third party telecommunications providers are often disputed due to billing discrepancies. The Company accrues for all disputed invoiced amounts that are considered probable and measurable as contingent liabilities. Disputes that are resolved in the Company’s favor are recorded as a reduction in direct expenses in the period the dispute is settled. Because the time required to resolve these disputes is often more than one quarter, any benefits associated with the favorable resolution of such disputes normally are realized in periods subsequent to the accrual of the disputed invoice. Certain of these favorable dispute resolutions and settlements resulted in reductions in direct expenses totaling approximately $2.2 million, $6.8 million and $2.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Selling, General and Administrative Expenses
Selling and general and administrative expenses include customer service, sales, marketing, billing, network maintenance and repair, installation and provisioning, bad debt and other overhead costs. All personnel costs, including stock-based compensation and excluding certain retention and severance costs, are included in selling, general and administrative expense.
Advertising Expense
Advertising costs are expensed as incurred and totaled approximately $12.3 million, $12.6 million, and $14.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Change in Accounting for Legal Fees
During the first quarter of 2005, the Company changed its method of accounting for legal fees. The Company previously accrued for anticipated legal fees based on an estimate of fees that would be incurred if legal actions required outside legal services. The Company recognized that there is a diversity of practice for accounting for legal fees and there is no preferable method expressed in any authoritative accounting literature. Because estimating fees for legal matters that can have many possible outcomes is inherently difficult, management believes it is preferable to accrue for legal fees when the work is performed, consistent with the Company’s accounting for all other services. The Company recorded the cumulative amount of the change in the first quarter of 2005. This change resulted in a reversal of $2.6 million of expense recorded in previous periods and amounted to $0.07 per share for the year ended December 31, 2005. Management discussed this change with the Company’s independent registered public accounting firm, who concurred with the change.
Non-Cash Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with SFAS 123R, which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize that cost over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.
Exit Costs and Other Lease Related Costs
The Company has exited numerous facilities, in whole or in part, over the last three years. SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) requires the Company to offset the present value of the remaining lease payments for the exited property against estimated sublease rental income. Sublease assumptions frequently change based on market conditions, which require the Company to adjust the projected cash flows related to exited properties. Changes in assumptions are recognized in income when made. When the Company terminates or buys out of a lease agreement, the payment is charged against the liability and/or the remaining liability is reversed into income. The Company amortizes the liability for these facilities as an offset to rent expense, which is included in selling, general and administrative expense, over the remaining term of the lease.
Upon its emergence from bankruptcy, the Company recorded a “fresh start” liability for the excess of cost over fair value on all of its leased facilities. The liability for these facilities is amortized as an offset to rent expense over the remaining term of the lease. When the Company exits a facility and accrues an exit cost liability, it reverses the remaining “fresh start” reserve established for that property in impairments, exit costs and restructuring charges. Similarly, when the Company renegotiates a lease on one of these properties the reserve is reversed into impairments, exit costs and restructuring charges as the amended lease is assumed to reflect market rates and terms.
Debt Issuance Costs
Debt financing costs are capitalized and amortized to interest expense over the term of the underlying obligations using the straight-line method which approximates the effective interest method.
Income Taxes
Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Accordingly, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The measurement of net deferred tax assets is reduced by the amount of any tax benefit that, based on available evidence, is not expected to be realized, and a corresponding valuation allowance is established. The determination of the required valuation allowance against net deferred tax assets was made without taking into account the deferred tax liabilities created from the book and tax differences on indefinite-lived assets.

Derivative Instruments and Hedging Activities
In accordance with SFAS No. 133 (subsequently amended by SFAS Nos. 137 and 138), “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), all derivatives are recorded in the balance sheet as either an asset or liability and are measured at fair value with the changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met. On May 29, 2007, the Company entered into three interest rate swap agreements with a notional amount of $345 million to partially mitigate the variability of cash flows in interest payments due to changes in the LIBOR interest rate on its First-Lien Credit Agreement. The Company designated the swap agreements as an accounting hedge under SFAS 133. These interest rate swap agreements qualify for hedge accounting using the short-cut method since the swap terms match the critical terms of the hedged debt. Accordingly, gains and losses on derivatives designated as cash flow hedges, to the extent they are effective, are recorded in accumulated other comprehensive income (loss) and subsequently reclassified to interest expense during the same period in which the hedged item affects earnings.
Comprehensive Loss
RCN primarily has four components of comprehensive loss; net loss, foreign currency translation adjustments, changes in the fair value of interest rate swaps and unrealized appreciation (depreciation) on investments. The following table reflects the components of comprehensive loss (dollars in thousands):

	Year ended December 31,
	2007	2006	2005
Net loss	$(152,037)	$(11,856)	$(136,112)
Reversal of accumulated translation gains upon sale of investment in unconsolidated subsidiary	—	(6,896)	—
Foreign currency translation (loss) gain	(73)	—	6,896
Change in fair value of interest rate swaps	(19,817)	—	—
Unrealized appreciation (depreciation) on investments	35	(110)	127

Comprehensive loss	$(171,892)	$(18,862)	$(129,089)

In connection with the acquisition of NEON (Note 3), the Company acquired a security deposit designated in a foreign currency. Unrealized translation gains or losses are recorded in Stockholders’ Equity as a component of accumulated other comprehensive loss.
The Company’s investment in Megacable (see Note 3) was designated in Mexican Pesos and accordingly, the Company’s investment was translated into U.S. dollars at the exchange rate in effect on the last day of each reporting period. Any corresponding foreign currency translation gains or losses were then recorded on the balance sheet as a component of accumulated other comprehensive income (loss). Upon the sale of the Company’s interests in Megacable in March 2006, all accumulated foreign currency translation gains were reversed against other comprehensive income.
Segment Reporting
The Company acquired NEON in November 2007, and subsequently determined to reorganize its business into two key segments: (i) Residential / Small-Medium Business, comprised of RCN, a residential business unit, and RCN Business Services, our business unit targeting small and medium business customers, and (ii) RCN Metro, a business unit focusing on large enterprise and carrier customers. There is substantial managerial, network and product overlap between the RCN and RCN Business Services business units. RCN Metro, however, is now managed separately from the other two business units, with separate network operations, engineering, and sales personnel, as well as separate systems, processes, products, customers and financial measures. Unified management of RCN’s two key segments now occurs only at the most senior executive levels of RCN. Therefore, beginning with the results of operations as of and for the three-months ended March 31, 2008, the financial results of the RCN Metro business unit will be reported as a separate segment in accordance with the requirements of SFAS 131, “Disclosures about segments of an enterprise and related information” and applicable Securities and Exchange Commission regulations.
Recently Issued Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 141R on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on its consolidated financial position, results of operations and cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an Amendment of FASB Statement No. 115” (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for the Company beginning January 1, 2008. The adoption of SFAS 159 will not have a material effect on the Company’s financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value under accounting principles generally accepted in the U.S., establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FSP SFAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, the Company has adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP SFAS 157-b. The adoption of SFAS 157 will not have a material impact on the Company’s consolidated financial statements.
3. ACQUISITIONS AND DISPOSITIONS
Acquisition of NEON Communications Group, Inc.
On November 13, 2007 (the “Closing Date”), the Company completed the acquisition of NEON Communications Group, Inc. (“NEON”). The cash purchase price paid was $5.15 per share, resulting in total cash consideration of approximately $255 million. Including transaction costs, the total purchase price for NEON was approximately $260 million. The Company funded the transaction with a combination of proceeds from an additional $200 million term loan under its existing senior secured credit facility, a draw of approximately $25 million under its existing $75 million line of credit, and cash on hand.
The acquisition of NEON was accounted for under the purchase method of accounting with the Company as the acquirer in accordance with SFAS 141. The Company is in the process of completing the valuation of the fair value of the property, plant and equipment and intangible assets acquired using an independent appraiser and thus the allocation of the purchase price is preliminary. The following table summarizes the preliminary estimated fair value of assets acquired and liabilities assumed by management as of the NEON Closing Date. The results of operations for NEON are included in the accompanying consolidated financial statements from the Closing Date through December 31, 2007.
The preliminary estimated fair values of assets acquired and liabilities assumed are as follows (dollars in thousands):

Current assets	$32,288
Property and equipment	239,637
Intangible assets	29,000
Other non-current assets	10,039

Total assets acquired	310,964
Total liabilities assumed	29,577

Net assets acquired	281,387
Less: cash acquired	21,794

Total purchase price, net of cash acquired	$259,593

The results of operations from NEON are included in the accompanying consolidated financial statements from the Closing Date through December 31, 2007. The following table summarizes, on an unaudited, pro forma basis, the estimated combined results of operations of the Company for the years ended December 31, 2007 and 2006 as though the acquisition of NEON was completed at the beginning of 2006. These pro forma statements have been prepared for comparative purposes only and are not intended to be indicative of what the Company’s results would have been had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future (dollars in thousands, except per share amounts).

	2007	2006
Revenues, net *	$702,394	$654,730

Operating loss * (1)	$(186,778)	$(38,990)

Net Income (loss) * (1)	$(170,464)	$17,632

Net loss per common share, basic and diluted *	$(5.04)	$(1.06)

*	from continuing operations

(1)	Includes non recurring charges incurred by NEON including deal-related costs and stock-based compensation expense totaling $5.4 million during 2007.
Sale of San Francisco Operations and Exit of Los Angeles Operations
On March 13, 2007, the Company completed the sale of its San Francisco operations to Wave for a purchase price of $45 million in cash, subject to adjustment for changes in working capital items, changes in the number of customers, and pre-closing capital expenditures. The Company recorded an after-tax gain on this transaction of $15.9 million. In addition, during 2007, the Company completely exited its operations in the Los Angeles, California market and sold the building and certain other assets for net total proceeds of approximately $3.9 million and recorded a de minimis after-tax gain on this transaction.
In accordance with SFAS 144, the Company has classified the results of operations of its California assets as “discontinued operations” in the consolidated statements of operations. In addition, the assets and liabilities of California are summarized and disclosed as current assets and current liabilities of discontinued operations in the consolidated balance sheets. The assets and liabilities of the California operations are as follows (dollars in thousands):

December 31,
2006
Current assets	$4,568
Property, plant and equipment, net	33,506
Other intangible assets, net	1,364
Other non current assets	135

Total assets	$39,573

Total current liabilities	$10,068

Included in income from discontinued operations are operating revenues from California of $6.8 million, $31.3 million, and $30.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Sale of Megacable, S.A. de C.V.
On March 23, 2006, RCN sold its 48.93% interest in Megacable, S.A. de C.V., a cable television and high-speed data services provider in certain portions of Mexico, and Megacable Communicaciones de Mexico S.A., a provider of local voice and high-speed data services in Mexico City (collectively referred to as “Megacable”) for net after tax proceeds of $300 million. The Company recorded a gain of $125.4 million on the sale in the first quarter of 2006. The proceeds were used to pay down debt as required under its various debt agreements.

Acquisition of Consolidated Edison Communications Holding Company, Inc.
On March 17, 2006, the Company acquired the stock of Consolidated Edison Communications Holding Company, Inc. (“CEC”), the telecommunications subsidiary of Consolidated Edison, Inc. Total cash paid for the acquisition, including transaction costs and post-closing adjustments, was approximately $41.4 million.
4. IMPAIRMENTS, EXIT COSTS AND RESTRUCTURING CHARGES
The total impairments, exit costs and restructuring charges for the years ended December 31 are comprised of the following (dollars in thousands):

	Year ended December 31,
	2007	2006	2005
Exit costs for excess facilities	$7,875	$4,402	$8,743
Restructuring charges	3,443	2,300	3,011
Recoveries, net	(3,124)	—	—
Reversal of deferred rent	—	—	(6,903)
Asset impairment	—	—	279

Total	$8,194	$6,702	$5,130

Total impairment, exit costs and restructuring charges were $8.2 million in 2007, consisting primarily of exit costs, totaling $7.9 million as a result of exiting or terminating property leases in Pennsylvania, New Jersey and New York and restructuring charges totaling $3.4 million, which were primarily related to the outsourcing of the Company’s customer care operations. These charges were partially offset by a $3.1 million settlement with 202 Centre Street Realty LLC for damages incurred relating to space that was exited in 2002 and are net of legal fees incurred. At the time the property was exited, the abandoned property, plant and equipment was recorded in impairments, exit costs and restructuring charges and therefore, the portion of the settlement relating to these costs was recorded in impairments, exit costs and restructuring charges during the year ended December 31, 2007.
The following table presents the activity in the lease fair value and exit cost liability accounts for the years ended December 31, 2007 and 2006 (dollars in thousands):

	Lease Fair
	Value	Exit Costs	Total
Balance, December 31, 2005	$4,554	$8,018	$12,572
Additional accrued costs	—	2,779	2,779
Acquisition of CEC	1,400	—	1,400
Amortization	(875)	(1,447)	(2,322)
Reversals/Settlements	(153)	—	(153)

Balance, December 31, 2006	4,926	9,350	14,276
Additional accrued costs	—	2,731	2,731
Amortization	(773)	(2,344)	(3,117)
Reversals/Settlements	(808)	—	(808)

Balance, December 31, 2007	3,345	9,737	13,082
Less current portion	655	1,962	2,617

Long-term portion December 31, 2007	$2,690	$7,775	$10,465

The current portion of these liabilities is included in accrued exit costs on the balance sheet and the long-term portion is included in other long-term liabilities.
In connection with the acquisition of CEC (as discussed in Note 3), it was determined that a lease for office space had unfavorable terms as compared to current market rates and accordingly, a fair value reserve totaling $1.4 million was recorded in the purchase price allocation. This liability will continue to be amortized as an offset to rent expense over the remaining term of the lease.
During the year ended December 31, 2007, additions to accrued restructuring costs totaled $5.4 million of which $3.4 million related primarily to the outsourcing of the Company’s customer care operations and $2.0 million consists of severance paid to former NEON employees upon the acquisition of this business. During 2007, $3.8 million of these restructuring costs were paid and the remaining $1.6 million will be paid during 2008.

In 2005, the Company announced that it would close its former headquarters facility in Princeton, New Jersey during 2006. In connection with the Company’s relocation of its headquarters to Herndon, VA, the Company incurred approximately $1.2 million and $1.9 million in 2006 and 2005, respectively, in retention, severance, relocation and other expenses.
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
5. FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated carrying fair value of the Company’s financial instruments at December 31, 2007 is as follows (dollars in thousands):

	Carrying	Fair
	Amount	Value
Cash and cash equivalents	$21,793	$21,793
Short-term investments	45,899	45,899
Floating rate long-term debt:
First-Lien Term Loan	716,899	677,921
Revolving credit facility	25,000	25,000
Interest rate swaps liability	19,817	19,817
Unrecognized financial instruments
Letters of credit	46,973	46,973
6. INVESTMENTS IN JOINT VENTURES
Megacable
On March 23, 2006, the Company sold its 48.93% interest in Megacable (see Note 3). Prior to the sale of its interest, the Company was unable to record any income on these investments in 2005 due to the continued lack of timely financial information from Megacable, and the unwillingness of Megacable management to cooperate with the Company in its attempts to confirm the reliability and U.S. GAAP compliance of the limited financial information received. The Company was also unsuccessful in its attempts to assert its rights under the shareholder agreement to appoint representatives to the Megacable board of directors and management committees. Because of these factors, the Company determined that it did not exercise sufficient control over Megacable and therefore, in accordance with APB 18 and FASB Interpretation No. 35 “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock”, began accounting for these investments under the cost method of account rather than the equity method of accounting in the fourth quarter of 2005.

7. INTANGIBLE ASSETS
Intangible assets consist of the following at December 31 (dollars in thousands):

		2007		2006
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization

Customer relationships	4 years	$97,472	$(50,160)	$66,221	$(32,246)
Trademarks/tradenames	5 years	13,573	(8,263)	13,753	(5,568)
Software	3 years	300	(253)	120	(154)

Sub-total		$111,345	$(58,676)	$80,094	$(37,968)
Franchises	Indefinite life	54,842	—	56,138	—

Total		$166,187	$(58,676)	$136,232	$(37,968)

Customer relationships increased by $31.3 million primarily due to $29.0 million relating to the acquisition of NEON (as discussed in Note 3). The increase in customer relationships also relates to rights obtained by the Company to provide services to customers in multiple dwelling units on an exclusive or preferred basis for a specified period of time. The reduction in franchise agreements between December 31, 2007 and 2006 is due to adjustments resulting from fresh start accounting. Amortization expense was $20.7 million, $18.7 million and $19.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Expected amortization expense of finite-lived intangible assets over each of the next five years is as follows (dollars in thousands):

Year ended December 31,

2008	$28,598
2009	13,689
2010	9,186
2011	281
2012	281
Thereafter	633
8. DEFERRED CHARGES AND OTHER ASSETS
Deferred charges and other assets at December 31 consist of the following (dollars in thousands):

	2007	2006
Debt issuance cost, net of accumulated amortization	$10,722	$5,443
Security deposits	3,558	1,817
Other long-term assets	2,640	4,658

Total deferred charges and other assets	$16,920	$11,918

For the year ended December 31, 2007, debt issuance costs increased by $5.3 million due to the issuance of $745 million in debt under the new First Lien Credit Agreement.

9. OTHER LONG-TERM LIABILITIES
Other long-term liabilities at December 31 consist of the following (dollars in thousands):

	2007	2006
Deferred taxes	$22,763	$23,812
Lease cost/fair value reserve	2,690	4,063
Unearned revenue	12,398	3,886
Lease exit costs	7,775	7,452
Other deferred credits	2,716	2,289
Dividend payable	1,548	—
Interest rate swaps	19,817	—

Total other long-term liabilities	$69,707	$41,502

The increase in unearned revenue of $8.5 million primarily relates to the acquisition of NEON.
As more fully discussed in Note 11, during 2007, the Company entered into three interest rate swap agreements with an initial notional amount of $345 million to partially mitigate the variability of cash flows in interest payments due to changes in the LIBOR interest rate on the First-Lien term loans. As of December 31, 2007, the swap agreements had a negative fair value of $19.8 million.
10. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt at December 31 consists of the following (dollars in thousands):

	2007	2006

First-Lien Term Loan	$716,899	$74,625
Revolving Line of Credit	25,000	—
Second-Lien Convertible Notes	—	125,000
Capital Leases	3,046	3,167

Total	744,945	202,792
Due within one year	7,338	871

Total long-term debt	$737,607	$201,921

At December 31, 2007, contractual annual maturities of long-term debt and capital lease obligations over the next five years are as follows (dollars in thousands):

Contractual Maturities
For the year ending December 31,
2008	$7,338
2009	7,352
2010	7,368
2011	7,385
2012	7,404
Thereafter	708,098

Total	$744,945

The following is a description of the Company’s debt and the significant terms contained in the related agreements.
Former First-Lien Credit Agreement
Prior to May 25, 2007, the Company’s outstanding obligations pursuant to a First-Lien Credit Agreement with Deutsche Bank, as Administrative Agent, and a group of syndicated lenders, (the “Former First-Lien Credit Agreement”) consisted of a $75 million term loan and a revolving $55 million line of credit. On May 25, 2007, in connection with entering into the new First-Lien Credit Agreement (as discussed below), the Company repaid the full balance outstanding of approximately $74 million. As a result of the repayment of the Former First-Lien Credit Agreement, the Company recognized a loss on extinguishment of debt of $5.1 million, consisting entirely of deferred financing costs.

First-Lien Credit Agreement
On May 25, 2007, the Company entered into a new First-Lien Credit Agreement with Deutsche Bank, as Administrative Agent, and certain syndicated lenders (the “First-Lien Credit Agreement”). The First-Lien Credit Agreement provides for term loans to the Company in the aggregate principal amount of $520 million, and a $75 million revolving line of credit, all of which can be used as collateral for letters of credit. The proceeds of the First-Lien Credit Agreement were used to repay all of the outstanding indebtedness under the Former First-Lien Credit Agreement as well as the Second-Lien Convertible Notes, and to pay a special dividend of $9.33 per share of RCN common stock (as discussed further below and in Note 12). The term loan bears interest at the Administrative Agent’s prime lending rate plus an applicable margin or at the Eurodollar rate plus an applicable margin, based on the type of borrowing elected by the Company. The effective rate at December 31, 2007 was 7.21% including the effect of the interest rate swaps discussed in Note 11.
The $520 million of term loans mature in May 2014. In addition, the First-Lien Credit Agreement provides for the availability of a revolving line of credit in the aggregate amount of up to $75 million, approximately $39.9 million of which is currently utilized for outstanding letters of credit and $25 million of which has been drawn to purchase NEON. The obligations of the Company under the First-Lien Credit Agreement are guaranteed by all of its operating subsidiaries and are secured by substantially all of the Company’s assets.
On November 13, 2007, in connection with the acquisition of NEON, the Company entered into an Incremental Commitment Agreement pursuant to its existing First-Lien Credit Agreement. The Incremental Commitment Agreement increased the term loan borrowing capacity under the First-Lien Credit Agreement by $200 million, all of which additional capacity was borrowed on November 13, 2007. Pursuant to the First Amendment, the Company agreed to maintain a Secured Leverage Ratio not to exceed 5.50:1 on December 31, 2007 and thereafter declining periodically, eventually to 3:00:1 from December 31, 2012 until maturity.
The First-Lien Credit Agreement contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, create liens on its assets, make particular types of investments or other restricted payments, engage in transactions with affiliates, acquire assets, utilize proceeds from asset sales for purposes other than debt reduction except for limited exceptions for reinvestment in the business, merge or consolidate or sell substantially all of the Company’s assets.
The Company is in compliance with all covenants under the First-Lien Credit Agreement as of the date of this filing.
Second-Lien Convertible Notes
On April 27, 2007, the Company commenced a tender offer and consent solicitation to purchase any and all of the outstanding $125 million principal amount of its Second-Lien Notes. Under the terms of the tender offer and consent solicitation, holders whose Second-Lien Notes were properly tendered and accepted in the tender offer received, for each $1,000 of principal amount of notes so tendered, (i) $1,133 in cash, (ii) an additional amount in cash equal to the accrued unpaid interest on the notes up to, but excluding, the date on which the notes were purchased, and (iii) 42.63 warrants to purchase shares of the Company’s common stock, with an exercise price equal to $25.16 (subject to adjustment). The entire total outstanding principal amount of the Second-Lien Notes was tendered and accepted for purchase pursuant to the Company’s tender offer and consent solicitation, resulting in the payment of approximately $145 million in cash and the issuance of 5,328,521 warrants to purchase shares of common stock with an exercise price equal to $25.16 (subject to adjustment).
The Company recorded a loss on early extinguishment of debt related to the Second-Lien Notes of $58.8 million, consisting of (i) the fair value of all new warrants issued, totaling $38.4 million, (ii) the cash paid in excess of par value ($133 per $1,000 principal amount), totaling $16.6 million, and (iii) the write-off of deferred financing costs and professional fees, totaling $3.8 million.
2006 Activity
During the first quarter of 2006, the Company repaid approximately $290 million of a term loan under a previous credit agreement with the net proceeds from the sale of its investments in Megacable. As a result, the Company recognized a loss on extinguishment of debt of $16.1 million, consisting of an early payment penalty of $5.8 million and the write-off of $10.3 million in deferred financing costs. During the second quarter of 2006, in connection with entering into the Former First Lien Credit Agreement, the Company repaid the full balance outstanding of approximately $34 million under its then existing credit agreement. As a result, the Company recognized a loss on extinguishment of debt of $3.2 million, consisting of an early payment penalty of $0.7 million and the write-off of $2.5 million in deferred financing costs.
11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
On May 29, 2007, the Company entered into three interest rate swap agreements with an initial notional amount of $345 million to partially mitigate the variability of cash flows in interest payments due to changes in the LIBOR interest rate on the First-Lien term loans. The interest rate swap agreements have a seven year term with an amortizing notional amount which adjusts down on the dates payments are due on the underlying term loan. Under the terms of the swap agreements, on specified dates, the Company submits interest payments calculated using a fixed rate of 5.319% plus the applicable margin, and receives payments equal to 3-month LIBOR. These interest rate swap agreements qualify for hedge accounting using the short-cut method since the swap terms match the critical terms of the hedged debt. Accordingly, there was no net effect on the Company’s results of operations for the year ended December 31, 2007. As of December 31, 2007, the swap agreements had a negative fair value of $19.8 million and the notional amount was $343.1 million.

12. STOCKHOLDERS’ EQUITY AND STOCK PLANS
Income (Loss) Per Share
The calculation of basic earnings per share (“EPS”) is computed by dividing the income available to common stockholders by the average weighted number of shares of common stock outstanding during the period.
The computation of weighted average shares outstanding for the dilutive EPS calculation includes the number of additional shares of common stock that would be outstanding if all dilutive potential common stock equivalents would have been issued. For the years ended December 31, 2007, 2006 and 2005 all potential common stock equivalents would have been antidilutive, so the average weighted common shares for the basic EPS computation is equal to the weighted average common shares used for the diluted EPS computation.
The following table shows the securities outstanding at December 31, 2007 and December 31, 2006 that could potentially dilute basic EPS in the future.

	2007	2006
Options	3,884,652	2,963,674
Warrants	8,018,276	—
Shares issuable upon conversion of convertible debt	—	4,968,204
Unvested restricted stock	437,482	655,103

Total	12,340,410	8,586,981

RCN Common Stock and Dividends
On December 21, 2004, the Company issued 36,020,850 shares of common stock, par value of $0.01 per share, of which 31,919,044 were distributed to certain of its former bondholders and other general unsecured creditors on the date of emergence from bankruptcy, and 4,101,806 shares were placed in reserve to settle disputed claims against the Company that were outstanding as of the date of emergence. These reserve shares and related claim amounts were classified as committed stock on the balance sheet. As these shares were distributed, the Company reclassified the amount of the claims to additional paid-in capital. In 2005 and 2006, the Company distributed 3,303,868 shares and 172,839 shares of common stock, respectively, in settlement of filed claims. On October 11, 2006, the remaining shares totaling 625,099 were distributed from the bankruptcy reserve to the Company’s general unsecured creditors and former bondholders in satisfaction of all remaining claims related to the Company’s Chapter 11 bankruptcy.
Additionally, the Company was authorized by the Plan to issue warrants to the former stockholders of the Company to purchase an aggregate of 735,119 shares of the Company’s common stock. Each warrant allowed the holder to purchase one share of the Company’s common stock for a price of $34.16. During 2005 and 2006, a total of 184 such warrants were exercised. The warrants expired on December 21, 2006.
On May 25, 2007 the Company issued 5,328,521 warrants to purchase shares of common stock with an exercise price equal to $25.16 (subject to adjustment) to the former holders of its Second-Lien Notes. Following the adjustments caused by the special dividend discussed below, the warrants are currently exercisable for approximately 1.50478 shares of common stock (8,018,276 total shares) at a price per share of $16.72. All of these warrants are outstanding as of December 31, 2007 and expire on June 21, 2012.
Also on May 25, 2007, the Company declared a dividend of $9.33 per share of outstanding common stock, approximately $347.3 million was paid on June 11, 2007 excluding an additional amount of $4.5 million in dividends to be paid upon vesting of employee restricted stock granted prior to the dividend date. As of December 31, 2007, approximately $3.3 million remains to be paid upon vesting of the employee restricted stock. Pursuant to the warrant agreement, the adjustment to the price of the common stock because of the dividend discussed below resulted in an adjustment to both the exercise price of the warrants and the number of shares of common stock for which the warrants are exercisable. Immediately prior to the dividend “ex” date, the warrants were exercisable for one share of common stock at a price of $25.16 per share.
Stock Repurchase Program
During the second quarter of 2007, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock under a program with no expiration date. Under this program, the Company repurchased 261,600 shares at a weighted average price of $13.88 totaling $3.6 million in the third quarter of 2007. These shares were retired. As of December 31, 2007, approximately $21.4 million remained authorized for repurchases under the stock repurchase program.

RCN Stock-Based Compensation
In 2005, the Board of Directors and shareholders approved the RCN Stock Compensation Plan (the “Stock Plan”). The Stock Plan currently allows for the issuance of up to 8,327,799 shares of the Company’s stock in the form of stock options or restricted stock. As of December 31, 2007, there were 2,548,029 shares available for grant under the Stock Plan.
The Company accounts for stock-based compensation in accordance with SFAS 123R which requires the Company to recognize compensation expense for stock-based compensation issued to or purchased by employees, net of estimated forfeitures, using a fair value method. When estimating forfeitures, the Company considers voluntary termination behavior as well as actual option forfeitures. Any adjustments to the forfeiture rate result in a cumulative adjustment in compensation cost in the period the estimate is revised.
Compensation expense recognized related to restricted stock awards and stock option awards are summarized in the table below (in millions of dollars):

	Year ended December 31,
	2007	2006	2005
Restricted stock awards	$9.9	$5.8	$4.0
Stock options	23.3	12.4	4.9

Total stock-based compensation expense	$33.2	$18.2	$8.9

As discussed below, the increase in the 2007 expense was largely due to the incremental expense recognized as a result of the modification made in connection with the payment of the special dividend, as well as additional option and restricted stock grants made during 2007. In addition, as a result of the retirement of our Executive Chairman, the Company also recognized an additional $0.4 million due to the acceleration of his remaining equity awards. The Company expects to recognize approximately $11.8 million, $4.1 million and $0.6 million in stock-based compensation expense based on outstanding grants under the Stock Plan in the years ended December 31, 2008, 2009 and 2010, respectively.
Stock Options
Stock options may be granted as either non-qualified stock options or incentive stock options. Substantially all of the options become exercisable in three equal installments, and generally expire seven years from the grant date. Certain executives have been awarded stock options which are performance-based and vest over a three-year period subject to meeting performance goals established by the Board of Directors. Compensation expense recorded for performance-based stock option awards was based on the assumption that 100% of the performance goals will be met.
The following table summarizes the Company’s option activity during the years ended December 31, 2007, 2006 and 2005:

		2007			2006		2005
			Weighted
		Weighted	average	Aggregate		Weighted		Weighted
		Average	remaining	intrinsic		Average		Average
	Number	Exercise	contractual life	value	Number of	Exercise	Number	Exercise
	of Shares	Price	(in years)	(in millions)	Shares	Price	of Shares	Price
Awards Outstanding at January 1	2,963,674	$23.37			3,433,951	$21.64	—	$—
Granted	330,677	14.39			674,900	27.16	3,610,759	21.53
Exercised	(315,130)	18.38			(461,413)	19.78	(75,000)	18.80
Forfeitures	(422,368)	18.76			(683,764)	20.86	(101,808)	19.77
Special Dividend Adjustment	1,327,799	15.57

Awards Outstanding at December 31	3,884,652	$15.49	4.72	$0.2	2,963,674	$23.37	3,433,951	$21.64

Awards Exercisable at December 31	2,283,819	$15.77	4.47	$(0.4)	670,249	$23.16	—	$—
During 2007, 2006 and 2005, the total intrinsic value of stock options exercised was $11.0 million, $9.0 million and $0.2 million, respectively. Cash received from stock options exercised during 2007, 2006 and 2005 was $5.8 million, $9.1 million, and $1.4 million, respectively.

In connection with the special dividend declared in May 2007 of $9.33 per share, the Compensation Committee of the Board of Directors approved anti-dilution adjustments to outstanding stock option awards pursuant to the equity-based compensation plans to take into account the payment of the cash dividend. Outstanding stock option awards were adjusted on June 12, 2007 (the ex-dividend date) by reducing the exercise price and increasing the number of shares issuable upon the exercise of each option, in accordance with safe harbor provisions of Section 409A of the Internal Revenue Code, such that the aggregate difference between the market price and exercise price multiplied by the number of shares issuable upon exercise was substantially the same immediately before and after the payment of the special dividend. The antidilution modification made with respect to such options resulted in a decrease in the weighted average exercise price from $23.69 to $15.58 and an increase in the aggregate number of shares issuable upon exercise of such options by 1,327,799. Since the Stock Plan permits, but does not require, antidilution modifications, FAS 123R requires a comparison of the fair value of each award immediately prior to and after the date of modification, assuming the value immediately prior to modification contains no antidilution protection, and the value immediately after modification contains full antidilution protection. This comparison resulted in an aggregate difference of $14.2 million despite the fact that the aggregate difference between the market price and exercise price multiplied by the number of shares issuable upon exercise was substantially the same immediately before and after the modification. Approximately $9.9 million of the additional $14.2 million was recorded in 2007.
In conjunction with the 2005 cost reduction plans and the relocation of its headquarters discussed in Note 4, the compensation committee of the Company’s Board of Directors allowed terminated employees to keep the portion of their unvested options that were scheduled to vest in May 2006. The Company deemed this to be a plan modification under the modification guidance in SFAS 123R and accounted for the modification as an exchange of the original award for a new award. As a result, the Company recorded the fair value of the modified award, as compensation cost on the date of the modification. The fair value per “modified” option was calculated between $5.45 and $8.13, with a vesting date of May 24, 2006, and an expiration date of August 24, 2006. Stock-based compensation expense of $0.2 million was recognized as a result of this modification.
The following table summarizes additional information regarding outstanding and exercisable options at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted
	Number	average	Weighted		Weighted
Exercise price	outstanding	remaining	average		average
of	at	contractual	exercise	As of	exercise price
options	12/31/2007	life (years)	price	12/31/2007	per option
$12.36	543,858	4.40	$12.36	237,171	$12.36
$13.79	1,448,708	4.40	$13.79	1,065,491	$13.79
$14.29	279,239	4.91	$14.29	173,188	$14.29
$14.39	254,076	6.67	$14.39	—	$14.39
$16.63	121,739	5.24	$16.63	40,578	$16.63
$17.42	463,826	5.43	$17.42	178,458	$17.42
$19.78	138,274	5.93	$19.78	48,065	$19.78
$20.68	634,932	4.00	$20.68	540,868	$20.68

$12.36 – $20.68	3,884,652	4.72	$15.53	2,283,819	$15.77
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
The following table summarizes the weighted average valuation assumptions used in the Black Scholes valuation of the 2007, 2006 and 2005 awards:

(weighted average)	2007	2006	2005
Fair Value	$—	$10.99	$11.49
Dividend yield	—	0%	0%
Expected volatility	—	58%	58%
Risk-free interest rate	—	3.72%	3.96%
Expected life (in years)	—	4.67	4.01
The following table summarizes the weighted average valuation assumptions used in the Lattice valuation of the 2007, 2006 and 2005 awards:

(weighted average)	2007	2006	2005
Fair Value	$5.87	$9.60	$10.61
Dividend yield	0%	0%	0%
Expected volatility	53%	46%	58%
Risk-free interest rate	4.31%	4.98%	3.76%
Expected life (in years)	4.08	4.28	4.11
Unamortized stock-based compensation expense for stock option awards at December 31, 2007 totaled $9.9 million and will be amortized through the fourth quarter of 2010.

Restricted Stock
Restricted Stock Awards (“RSA”) generally vest over a three-year period. Certain executives have been awarded RSAs that are performance-based and vest over a three-year period subject to meeting performance goals established by the Board of Directors. The fair value of each RSA granted is equal to the market price of the Company’s stock at the date of grant.
The following table summarizes the Company’s restricted stock activity during the years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005
				Weighted
		Weighted		average		Weighted
	Number	average	Number	grant	Number	average
	of Shares	grant price	of Shares	price	of Shares	grant price
Nonvested, January 1	599,159	$25.25	730,086	$23.96	—	—
Granted	220,000	27.27	168,379	28.58	730,086	$23.96
Vested	(362,731)	24.71	(243,362)	23.96	—	—
Forfeited	(18,946)	30.10	(55,944)	24.01	—	—

Nonvested, December 31	437,482	$26.50	599,159	$25.25	730,086	$23.96

During 2007, 2006 and 2005, the Company recorded compensation expense related to RSA grants totaling $9.9 million, $5.8 million and $4.0 million, respectively. Compensation expense recorded for performance-based restricted stock was based on the assumption that 100% of the performance goals will be met. Unamortized stock-based compensation expense at December 31, 2007 for restricted stock grants totaled $6.6 million and will be amortized through the first quarter of 2010.
13. INCOME TAXES
The (benefit)/provision for income taxes on income from continuing operations consists of the following (dollars in thousands):

	Year ended December 31,
	2007	2006	2005
Current:
Federal	$—	$—	$—
State	—	—	(30)
Foreign	—	7,467	—

	—	7,467	(30)
Deferred:
Federal	(408)	(1,267)	—
State	(641)	1,412	809

	(1,049)	145	809

Total	$(1,049)	$7,612	$779

Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes. Temporary differences that give rise to a significant portion of deferred tax assets and liabilities at December 31 are as follows (dollars in thousands):

	2007	2006	2005

Net operating loss carryforwards	$552,924	$429,338	$350,500
Capital loss carryforwards	7,283	7,166	—
Employee benefit plan	2,786	3,075	5,452
Allowance for doubtful accounts	1,754	1,767	1,553
Stock-based compensation	13,087	5,776	3,105
Investment in unconsolidated entity	—	—	43,507
Unearned revenue	5,166	1,597	1,955
Deferred rent	2,376	4,965	3,397
Reserve for obsolete inventory	557	409	10,818

	2007	2006	2005

Accruals for non-recurring charges and contract settlements	5,951	4,270	4,554
Property, plant, and equipment	(54,481)	60,767	85,992
Other, net	3,071	4,753	3,342

Total deferred tax assets	540,474	523,883	514,175

Intangibles	(31,923)	(26,956)	(32,068)

Total deferred tax liabilities	(31,923)	(26,956)	(32,068)

Net deferred tax assets	508,551	496,927	482,107

Valuation allowance	(531,314)	(520,739)	(505,926)

Net deferred tax liabilities	$(22,763)	$(23,812)	$(23,819)

The (benefit)/provision for income taxes on continuing operations varies from the amounts computed by applying the U.S. federal statutory tax rate as a result of the following differences (dollars in thousands):

	Year ended December 31,
	2007	2006	2005

Net loss before cumulative effect of a change in accounting principle	$(152,037)	$(11,856)	$(138,712)
Cumulative effect on prior years of retroactive application of a change in accounting for legal fees, net of tax of $0	—	—	2,600
Total (benefit) provision for income taxes	(1,049)	7,612	779

Loss before provision for income taxes	$(153,086)	$(4,244)	$(135,333)

Federal income tax benefit at statutory rate	$(53,580)	$(1,485)	$(47,366)
State income taxes, net of federal income tax provision	(8,864)	918	507
Valuation allowance	44,927	2,642	47,230
Restructuring costs	15,282	—	—
Nondeductible expenses	746	359	13
Reversal of stock-based compensation	440	324	395
Foreign income tax, net of federal income tax provision	—	4,854	—

Total (benefit) provision for income taxes	$(1,049)	$7,612	$779

During 2007, the Company generated federal net operating losses (“NOLs”) of approximately $177.4 million resulting in a deferred tax asset of approximately $62.1 million. During 2006, the Company generated federal NOLs of approximately $205.6 million resulting in a deferred tax asset of approximately $72.0 million and capital losses of approximately $18.3 million from the sale of its interest in Megacable, resulting in a deferred tax asset of approximately $7.2 million. As of December 31, 2007, the Company has federal NOL carryforwards of approximately $1.4 billion. The federal NOLs will expire between 2022 and 2027. Use of the NOLs acquired from NEON and generated prior to the Company’s emergence from bankruptcy are limited under the ownership change rules in the U.S. Internal Revenue Code. These limitations have been applied in determining the federal NOL and the related expiration periods detailed above. The utilization of the expected tax benefit from property and equipment depreciation could also be impacted by the ownership change rules of the U.S. Internal Revenue Code.
The net change in the valuation allowance for deferred tax assets during 2007 was an increase of $10.6 million and during 2006 was an increase of $14.8 million. The valuation allowance is primarily related to deferred tax assets due to the uncertainty of realizing the full benefit of the NOL carryforwards. In evaluating the amount of the valuation allowance needed, the Company considers the prior operating results and future plans and expectations. The utilization period of the NOL carryforwards and the turnaround period of other temporary differences are also considered. The determination of the required valuation allowance against net deferred tax assets was made without taking into account the deferred tax liabilities created from the book and tax differences on indefinite-lived assets.

In accordance with SOP 90-7 and the Company’s “fresh start” accounting at the end of 2004, the reversal of the valuation allowance that existed for deferred tax assets existing before “fresh start” will first reduce value in excess of amounts allocable to identifiable assets until exhausted and thereafter, as additional paid-in capital.
The Company’s 2007 provision for income taxes was a benefit of $1.0 million, all of which is attributable to changes in the deferred tax liability provided for the Company’s indefinite-lived intangibles. The Company’s 2006 current income tax provision of $7.4 million was entirely attributable to foreign taxes on the sale of Megacable. The 2006 deferred provisions were attributable to changes in the deferred tax liability created from the book and tax differences on indefinite-lived intangibles.
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations. The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns including, among others, California, Illinois, New York and Virginia remain open for tax years 2004 and after. In the fourth quarter of 2007, the Internal Revenue Service (IRS) commenced an examination of the Company’s 2006 U.S. income tax return. The company anticipates completion of the audit by June 2008.
14. EMPLOYEE BENEFIT PLANS
The Company has a 401(k) savings plan that covers substantially all of its employees. Participants in the savings plan may elect to contribute, on a pretax basis, a certain percentage of their salary to the plan. The Company matches a certain percentage of each participant’s contributions in accordance with the provisions of the 401(k) plan. The expense under the 401(k) plan related to the Company’s matching contribution was $2.6 million, $2.4 million and $2.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.
15. COMMITMENTS AND CONTINGENCIES
Rent Expense
Total rental expense (net of sublease income of $1.2 million, $2.5 million, and $1.2 million for the years ended December 31, 2007, 2006 and 2005, respectively) primarily for facilities, was $16.2 million, $19.1 million and $17.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. The decrease in total expense from 2006 to 2007 is due primarily to exiting two properties in Pennsylvania and terminating the leases on four other properties during the year 2007. The increase in total expense from 2005 to 2006 is due primarily to the acquisition of CEC in March 2006.
At December 31, 2007, approximate future minimum rental payments under non-cancelable leases, excluding annual pole rental commitments of approximately $9.6 million that are expected to continue indefinitely, are as follows (dollars in thousands):

Aggregate
Year	Amounts

2008	$18,111
2009	16,933
2010	14,164
2011	11,573
2012	9,280
Thereafter	22,028
Unused Letters of Credit
The Company had outstanding letters of credit in an aggregate face amount of $47.0 million at December 31, 2007 of which $7.1 million were collateralized with restricted cash.
Guarantees
The Company is a guarantor on four leases for buildings that were used in the former San Francisco, California operations totaling $15.6 million at December 31, 2007.

Litigation
ERISA Class Action
In September 2004, as part of the Company’s Chapter 11 bankruptcy proceedings, certain participants and beneficiaries of the former RCN Savings and Stock Ownership Plan (the “Savings Plan”) asserted claims against the Company and its current and former directors, officers, employee administrators, and managers for alleged violations of the Employee Retirement Income Security Act of 1974 (as amended, “ERISA”). The plaintiffs generally alleged that the defendants breached their fiduciary duties by failing to properly manage and monitor the Savings Plan in light of the drop in the trading price of the Company’s then-outstanding common stock, which comprised a portion of the aggregate contributions made to the Savings Plan.
In April 2005, the Bankruptcy Court permitted the filing of a consolidated class action complaint (the “Class Action Complaint”) in the United States District Court for the District of New Jersey against the Company and its current and former directors, officers, employee administrators, and managers, subject to the limitation that the plaintiffs would not be permitted to enforce a judgment against the Company in excess of any applicable Company insurance coverage. The Class Action Complaint was filed on May 16, 2005.
In March 2006, the Class Action Complaint was dismissed as to all defendants, except for (a) the Company and certain former directors of the Company with respect to an alleged “failure to monitor” the Savings Plan, and (b) certain individuals who comprised the former administrative committee of the Savings Plan with respect to an alleged failure to prudently invest Savings Plan assets, in each case during late 2003 and early 2004 when the alleged breaches of fiduciary duties occurred. Discovery with respect to these remaining defendants commenced in September 2006. Management believes that the claims of the plaintiffs are without merit and intends to defend such claims vigorously.
On March 14, 2007, the Company reached a tentative settlement of the Class Action Complaint. The court approved the settlement on December 17, 2007. The entire amount of the settlement will be paid by the Company’s insurance carrier under the terms of its applicable insurance policies and therefore, will not have a financial impact on the consolidated financial condition, consolidated results of operations or cash flows.
Centre Street Realty
On November 8, 2006, the United States Court of Appeals for the Second Circuit awarded the Company approximately $5.1 million in damages plus prejudgment interest as the result of a lawsuit brought by the Company in 2002 against 202 Centre Street Realty LLC. The Company had filed suit against Centre Street Realty to recover damages caused by Centre Street Realty’s breach of the parties’ lease by Centre Street Realty’s failure to upgrade the electrical power in the building where the Company was to operate a telecommunications hub site. In April 2007, the case was settled for $4.6 million and payment was received by the Company. The settlement, net of legal fees incurred, totaling $3.1 million was recorded in impairments, exit costs and restructuring charges.
City of Chicago Franchise Fee
The Company, like most if not all other cable providers, currently does not pay a franchise fee on cable modem Internet access services on the basis that the FCC has determined that such Internet services are not “cable services” as defined in the Communications Act. The Company’s position has been challenged by the City of Chicago, which has brought suit against RCN-Chicago, as well as AT&T Broadband (now Comcast), the incumbent cable operator in RCN-Chicago’s franchised service area, and the other franchised cable television operator in the City of Chicago (collectively, the “Defendants”). Although the Defendants prevailed in the Cook County Circuit Court, the City of Chicago appealed that decision to the Illinois Appellate Court, which reversed the lower court decision and ruled in favor of the City finding that the franchise agreements are valid contracts under state law and that the agreements are not preempted by federal law (including the Communications Act). The Appellate Court further ruled that the Defendants are in violation of their contractual terms under the franchise agreements by nonpayment of franchise fees on cable modem service since April 2002.
In June 2007, Comcast filed a Petition for Rehearing of that decision which was denied by the Appellate Court. The three Defendants subsequently filed petitions on September 21, 2007 for leave to appeal to the Illinois Supreme Court. Although the City opposed these petitions, the Illinois Supreme Court granted leave to appeal on November 29, 2007. Once the briefing schedule is completed, the court will schedule an oral argument at which the Defendants and the City will present their arguments and be questioned by the court, after which the court will take the matter under advisement and issue a decision, most likely in the third quarter of 2008. The Company cannot predict when the Illinois Supreme Court will issue its decision or whether it will rule in the Company’s favor.
If the City of Chicago ultimately prevails on its complaint, RCN-Chicago would need to pay a 5% franchise fee on its cable modem revenues in its City of Chicago franchise area. In the event that these fees are assessed retroactively, RCN-Chicago would likely not be able to recover these costs from its customers. Going forward, RCN-Chicago would likely pass through any additional fees to its cable modem Internet service customers, which would raise their rates as compared to the high-speed Internet services provided by ILECs and therefore could adversely affect RCN-Chicago’s ability to compete with such providers. The final disposition of this case is not expected to have a material adverse effect on the Company’s consolidated financial position, but could possibly be material to the Company’s consolidated results of operations or cash flows in any one period.

The Company is party to various other legal proceedings that arise in the normal course of business. In the opinion of management, none of these proceedings, individually or in the aggregate, are likely to have a material adverse effect on the consolidated financial position or consolidated results of operations or cash flows of the Company. However, management cannot provide assurance that any adverse outcome would not be material to the Company’s consolidated financial position or consolidated results of operations or cash flows.
16. SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the year ended December 31, 2006, the Company distributed 172,839 shares of committed capital in settlement of claims totaling approximately $5.6 million and distributed the remaining 625,099 shares as the final distribution of this reserve.
During the year ended December 31, 2005, the Company distributed 3,308,868 shares of committed capital in settlement of claims totaling approximately $105.8 million, including $11.1 million in deferred reorganization costs.
In addition, see Notes 10 and 12.
17. SELECTED FINANCIAL DATA
Quarterly results of operations for the years ended December 31, 2007 and December 31, 2006 are as follows (dollars in thousands, except per share amounts):

	2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Revenues	$153,337	$159,153	$155,701	$167,906	$636,097
Operating loss	(20,506)	(10,229)	(26,702)	(23,095)	(80,532)

Net loss from continuing operations	(22,439)	(79,505)	(34,933)	(32,765)	(169,642)
Net income (loss) from discontinued operations	2,047	(260)	(305)	202	1,684
Gain on sale of discontinued operations	15,744	—	45	132	15,921

Net loss	$(4,648)	$(79,765)	$(35,193)	$(32,431)	$(152,037)

Basic and Diluted:
Net loss from continuing operations per share (1)	$(0.62)	$(2.15)	$(0.93)	$(0.89)	$(4.58)
Net income (loss) from discontinued operations per share (1)	0.06	(0.01)	(0.01)	0.01	0.05
Gain on sale of discontinued operations per share	0.43	—	—	—	0.43

Net loss per share (1)	$(0.13)	$(2.16)	$(0.94)	$(0.88)	$(4.11)

	2006
	1st Quarter (2)	2nd Quarter (2)	3rd Quarter	4th Quarter	Total

Revenues	$135,823	$149,352	$149,688	$150,613	$585,476
Operating loss	(30,114)	(19,066)	(19,980)	(22,871)	(92,031)

Net income (loss) from continuing operations	60,942	(26,259)	(22,972)	(26,031)	(14,320)
Net income from discontinued operations	19	952	141	1,352	2,464

Net income (loss)	$60,961	$(25,307)	$(22,831)	$(24,679)	$(11,856)

Basic:
Net income (loss) from continuing operations per share (1)	$1.68	$(0.72)	$(0.63)	$(0.71)	$(0.39)
Net income from discontinued operations per share	—	0.03	—	0.04	0.07

Net income (loss) per share (1)	$1.68	$(0.69)	$(0.63)	$(0.67)	$(0.32)

Diluted:
Net income (loss) from continuing operations per share (1)	$1.52	$(0.72)	$(0.63)	$(0.71)	$(0.39)
Net income from discontinued operations per share	—	0.03	—	0.04	0.07

Net income (loss) per share (1)	$1.52	$(0.69)	$(0.63)	$(0.67)	$(0.32)

(1)	As a result of rounding, the total of the four quarters’ earnings per share does not equal the earnings per share for the year. In addition, in the first quarter of 2006, the diluted earnings per share calculation includes the interest expense on the convertible notes of approximately $2.3 million.

(2)	Certain amounts differ from amounts previously reported on various Form 10-Q’s due to the reclassification of discontinued operations.

SCHEDULE II
RCN CORPORATION
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(DOLLARS IN THOUSANDS)

		Additions
	Balance at	Charged	Charged	Accounts	Balance at
	Beginning of	to Cost and	to Other	Written	End of
Description	Period	Expense	Accounts (2)	Off (1)	Period

Allowance for Doubtful Accounts—
Deducted from Accounts Receivable in the Consolidated Balance Sheets
December 31, 2007	$4,205	$10,880	$396	$11,183	$4,298
December 31, 2006	$3,535	$11,039	$1,126	$11,495	$4,205
December 31, 2005	$4,448	$9,088	$—	$10,001	$3,535

(1)	–	Consists of write-offs, net of recoveries and collection fees in each year.

(2)	–	Includes additions for acquisitions.

Exhibits

23.2	Consent of Friedman LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.