Form 10-K/A
period 2007-12-31
RCN CORP /DE/
filed 2008-03-26
CIK 1041858

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
EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K is an amendment to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 11, 2008 (the “Original Filing”). This Amendment No. 1 to Form 10-K is being filed for the purpose of correcting the 2007 net loss as stated on the Consolidated Statements of Stockholders’ Equity (Deficit) (which was correctly set forth elsewhere in the Original Filing, including on the Consolidated Statements of Operations) and the pro forma financial statements reflecting the NEON acquisition set forth in Note 3 to the Consolidated Financial Statements. This Amendment does not reflect events occurring after the filing of the Original Filing or, except as indicated above, modify or update the information in the Original Filing.

PART II
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to the Consolidated Financial Statements and Consolidated Financial Statement Schedule beginning on page F‑1 for the required information.
PART IV
ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Amendment No. 1 to Annual Report on Form 10-K:

(1)	Financial Statements

See the “Index to Financial Statements” on page F-1 of this Filing.

(2)	Financial Statement Schedules

See “Schedule II—Valuation and Qualifying Accounts” on page F-29 of this Filing.

(3)	Exhibits

See Exhibit Index on page E-1.

1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2008	RCN Corporation
	By:	/s/ Peter D. Aquino
Peter D. Aquino

2

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

RCN CORPORATION
Consolidated Statements of Stockholders’ Equity/(Deficit)
(dollars in thousands, except share and per share data)

					Committed
		Common Stock	Committed	Committed	Capital			Treasury		Accumulated Other	Total Common
	Common Stock	Class A	Capital	Capital	in Excess	Additional	Accumulated	Stock	Treasury	Comprehensive Income	Stockholders’
	Class A Shares	Amount	Shares	Amount	of Par	Paid in Capital	Deficit	Shares	Stock Amount	(Loss)	Equity (Deficit)

Balance December 31, 2004	31,919,044	$319	4,101,806	$41	$131,355	$576,895	$(3,688)	—	$—	$—	$704,922

Net loss							(136,112)				(136,112)

Issuance of committed shares in payment of claims	3,303,981	33	(3,303,981)	(33)	(105,806)	105,806					—
Issuance of restricted stock	730,086	7				(7)					—
Exercise of warrant	5	—				—					—
Return of committed shares			113								—
Amortization of restricted stock award						3,109					3,109
Amortization of stock options						5,804					5,804
Stock option exercised	75,000	1				1,409					1,410
Adjustment to deferred tax valuation allowance related to indefinite-lived intangible assets						(23,819)					(23,819)

Warrant issuance						565					565
Foreign currency translation gain										6,896	6,896
Gain on assets held for sale										127	127

Balance December 31, 2005	36,028,116	$360	797,938	$8	$25,549	$669,762	$(139,800)	—	$—	$7,023	$562,902

Net loss							(11,856)				(11,856)
Issuance of restricted stock, net of forfeitures	168,379	2				(2)					—
Return of committed shares	(113)										—
Issuance of committed shares in payment of claims	797,938	8	(797,938)	(8)	(25,550)	25,550					—
Exercise of warrants	179				1	(5)					(4)
Purchase of treasury stock								56,758	(1,388)		(1,388)
Stock options exercised	461,413	4				9,122					9,126
Amortization of restricted stock awards						5,791					5,791
Amortization of stock options						12,371					12,371
Foreign currency translation gain (loss)										(6,896)	(6,896)
Unrealized appreciation on investments										(110)	(110)

Balance December 31, 2006	37,455,912	$374	—	$—	$—	$722,589	$(151,656)	56,758	$(1,388)	$17	$569,936

Net loss							(152,037)				(152,037)
Issuance of restricted stock, net of forfeitures	145,110	2				(2)					—
Stock options exercised	315,124	3				5,818					5,821
Issuance of warrants						38,450					38,450
Repurchase of common stock	(261,600)	(2)				(3,639)		137,426	(3,321)		(6,962)
Stock-based compensation expense						33,206					33,206
Dividends declared: $9.33 per common share						(351,684)					(351,684)
Foreign currency translation loss										(73)	(73)
Fair market value of interest rate swap										(19,817)	(19,817)
Unrealized depreciation on investments										35	35

Balance December 31, 2007	37,654,546	$377	—	$—	$—	$444,738	$(303,693)	194,184	$(4,709)	$(19,838)	$116,875

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

	2007	2006
Revenues, net *	$702,394	$654,730

Operating loss * (1)	$(95,408)	$(118,467)

Net loss * (1)	$(197,330)	$(38,414)

Net loss per common share, basic and diluted *	$(5.33)	$(1.05)

*	from continuing operations

(1)	Includes non recurring charges incurred by NEON including deal-related costs and stock-based compensation expense totaling $5.4 million during 2007.
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

3.1
Amended and Restated Certificate of Incorporation of RCN Corporation, dated as of December 21, 2004 (incorporated by reference to Exhibit 3.1 of RCN’s Current Report on Form 8-K filed on December 27, 2004).

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

4.2
Warrant Agreement, dated as of May 25, 2007, by and RCN Corporation and HSBC Bank USA, National Association, in its capacity as Warrant Agent (incorporated by reference to Exhibit 4.1 of RCN’s Current Report on Form 8-K filed on May 25, 2007).

4.3
Registration Rights Agreement, dated as of May 25, 2007, by and among RCN Corporation and the Holders, as defined therein (incorporated by reference to Exhibit 4.2 of RCN’s Current Report on Form 8-K filed on May 25, 2007).

10.1
Dark Fiber IRU Agreement dated as of May 8, 1997 among Metropolitan Fiber Systems/McCourt, Inc. and RCN Telecom Services of Massachusetts, Inc. (incorporated by reference to Exhibit 10.2 to RCN’s Amendment No. 2 to Form 10/A filed on September 5, 1997 (Commission File No. 0-22825)).

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

10.3
Dark Fiber IRU Agreement dated as of May 8, 1997 among Metropolitan Fiber Systems of New York, Inc. and RCN Telecom Services of New York, Inc. (incorporated by reference to Exhibit 10.3 to RCN’s Amendment No. 2 to Form 10/A filed on September 5, 1997 (Commission File No. 0-22825)).

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

10.6
Management Agreement dated as of June 17, 1997 among RCN Operating Services, Inc. and RCN-Becocom, Inc. (incorporated herein by reference to Exhibit 10.9 to RCN’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825)).

10.7
Construction and Indefeasible Right of Use Agreement dated as of June 17, 1997 between RCN-Becocom, Inc. and RCN-Becocom, LLC (incorporated by reference to Exhibit 10.10 to RCN’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825)).

Exhibit No.	Description
10.8
License Agreement dated as of June 17, 1997 between Boston Edison Company and RCN-Becocom, Inc. (incorporated by reference to Exhibit 10.11 to RCN’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825)).

10.9
Joint Investment and Non-Competition Agreement dated as of June 17, 1997 among RCN Telecom Services of Massachusetts, Inc., RCN-Becocom, Inc. and RCN-BecoCom, LLC (incorporated by reference to Exhibit 10.12 to RCN’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825)).

10.10
Amended and Restated Operating Agreement of Starpower Communications, L.L.C. by and between Pepco Communications, L.L.C. and RCN Telecom Services of Washington, D.C. Inc. dated October 28, 1997 (incorporated by reference to Exhibit 10.13 to RCN’s Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-22825)).

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

10.14 (**)
Master Service Agreement, dated as of September 27, 2007, by and between RCN Telecom Services and Sitel Operating Corporation (incorporated by reference to Exhibit 10.1 of RCN’s Quarterly Report on Form 10-Q filed on November 8, 2007).

10.15
Credit Agreement, dated as of May 25, 2007, by and among RCN Corporation, the various lenders party to the Credit Agreement, and Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 10.1 of RCN’s Current Report on Form 8-K filed on May 25, 2007).

10.16
Incremental Commitment Agreement, dated as of November 13, 2007, by and among RCN Corporation, the various lenders party to the Credit Agreement, and Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 10.1 of RCN’s Current Report on Form 8-K filed on November 13, 2007).

10.17
Security Agreement, dated as of May 25, 2007, by and among RCN Corporation, certain subsidiaries of RCN Corporation, and Deutsche Bank Trust Company Americas, as First-Lien Collateral Agent (incorporated by reference to Exhibit 10.2 of RCN’s Current Report on Form 8-K filed on May 25, 2007).

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

10.20+	RCN Corporation Senior Executive Annual Bonus Plan (incorporated by reference to Exhibit 99.1 of RCN’s Current Report on Form 8-K filed on July 26, 2005).

10.21+	RCN Corporation 2005 Stock Compensation Plan, as amended (incorporated by reference to Annex A to RCN’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders filed on April 27, 2007).

10.22+	RCN Corporation Change of Control Severance Plan dated April 7, 2006 (incorporated by reference to Exhibit 10.37 to RCN’s Amendment No. 1 to its Annual Report on Form 10-K filed on April 10, 2006).

10.23+	RCN Corporation 2007 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.28 of RCN’s Amended Quarterly Report on Form 10-Q/A filed on May 14, 2007).

Exhibit No.	Description
10.24+	Amended Form Non-Qualified Option Agreement (incorporated by reference to Exhibit 10.29 to RCN’s Amendment No. 1 to its Annual Report on Form 10-K as filed on April 10, 2006).

10.25+	Amended Form Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.30 to RCN’s Amendment No. 1 to its Annual Report on Form 10-K as filed on April 10, 2006).

10.26+	Form Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of RCN’s Current Report on Form 8-K, filed on January 6, 2006).

10.27+	Amended Form Executive Restricted Stock Agreement (incorporated by reference to Exhibit 10.32 of RCN’s Annual Report on Form 10-K filed on March 15, 2007).

10.28+	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of RCN’s Current Report on Form 8-K filed on February 7, 2008).

10.29+	Form of Deferral Election Form (incorporated by reference to Exhibit 10.2 of RCN’s Current Report on Form 8-K filed on February 7, 2008).

10.30(*) +	Form of Executive Restricted Stock Unit Agreement.

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

21.1 (*)	Subsidiaries of Registrant.

23.2 (#)	Consent of Friedman LLP, Independent Registered Public Accounting Firm.

31.1 (#)
Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (#)
Certification of the Executive Vice President and Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (#)(***)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (#)(***)	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with the Original Filing.

**	Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

***	This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Management compensatory plan or arrangement.

#	Filed with this Amendment.

E-4