Form 10-Q
period 2008-03-31
RCN CORP /DE/
filed 2008-05-08
CIK 1041858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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
Registrant’s telephone number, including area code: (703) 434-8200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
          ☐ Large accelerated filer           ☑ Accelerated filer           ☐ Non-accelerated filer           ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The number of shares of the Registrant’s common stock, par value of $0.01 per share, outstanding at May 5, 2008 was 37,640,335.

RCN CORPORATION AND SUBSIDIARIES
FORM 10-Q

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
Such forward-looking statements are and will be subject to many risks, uncertainties and factors, which may cause RCN’s actual results to be materially different from such forward-looking statements. Factors that could cause RCN’s actual results to differ materially from these forward-looking statements include, but are not limited to, the following:
•	our ability to operate in compliance with the terms of its financing facilities (particularly the financial covenants);

•	our ability to maintain adequate liquidity and produce sufficient cash flow to fund our capital expenditures and debt service;

•	our ability to attract and retain qualified management and other personnel;

•	our ability to maintain current price levels;

•	our ability to acquire new customers and retain existing customers;

•	changes in the competitive environment in which we operate, including the emergence of new competitors;

•	changes in government and regulatory policies;

•	uncertainty relating to economic conditions generally and in particular, affecting the markets in which we operate;

•	pricing and availability of equipment and programming;

•	our ability to obtain regulatory approvals and our ability to meet the requirements in our license agreements;

•	our ability to complete acquisitions or divestitures and to integrate any business or operation acquired;

•	our ability to enter into strategic alliances or other business relationships;

•	our ability to overcome significant operating losses;

•	our ability to expand our operating margins;

•	our ability to develop products and services and to penetrate existing and new markets;

•	technological developments and changes in the industry; and

•	the risks discussed in Part 1, Item 1A “Business-Risk Factors” in our Annual Report for the 2007 fiscal year, filed on March 11, 2008, as amended on March 26, 2008, or our “Annual Report”.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2008	2007

Revenues	$179,815	$153,337
Costs and expenses:
Direct expenses	65,855	54,392
Selling, general and administrative (including stock-based compensation of $4,642 and $5,255)	74,936	68,084
Exit costs and restructuring charges	(210)	4,293
Depreciation and amortization	51,957	47,074

Operating loss	(12,723)	(20,506)

Investment income	1,109	1,894
Interest expense	(14,468)	(4,199)
Other expense, net	(122)	(139)

Loss from continuing operations before income taxes	(26,204)	(22,950)
Income tax benefit	—	(511)

Net loss from continuing operations	(26,204)	(22,439)
Income from discontinued operations, net of tax	—	2,047
Gain on sale of discontinued operations, net of tax	—	15,744

Net loss	$(26,204)	$(4,648)

Net loss per share
Basic and Diluted:
Net loss from continuing operations	$(0.71)	$(0.62)
Net income from discontinued operations	—	0.06
Gain on sale of discontinued operations	—	0.43

Basic and Diluted loss per share	$(0.71)	$(0.13)

Weighted average shares outstanding:

Basic and Diluted	36,698,365	36,441,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$15,215	$21,793
Short-term investments	48,915	45,899
Accounts receivable, net of allowance for doubtful accounts of $3,788 and $4,298	63,613	64,681
Prepayments and other current assets	22,068	22,799

Total current assets	149,811	155,172

Property, plant and equipment, net of accumulated depreciation of $545,489 and $502,905	776,722	793,407
Intangible assets, net of accumulated amortization of $65,992 and $58,676	100,195	107,511
Long-term restricted investments	15,664	22,767
Deferred charges and other assets	18,254	16,920

Total assets	$1,060,646	$1,095,777

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$33,982	$24,021
Advance billings and customer deposits	41,946	41,937
Accrued expenses and other	62,862	78,027
Accrued employee compensation and related expenses	14,146	17,647
Accrued exit costs	2,625	2,618
Current portion of long-term debt and capital lease obligations	7,342	7,338

Total current liabilities	162,903	171,588

Long-term debt and capital lease obligations, net of current maturities	735,770	737,607
Other long-term liabilities	82,225	69,707

Total liabilities	980,898	978,902

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 37,640,335 and 37,654,546 shares issued and outstanding	376	377
Additional paid-in capital	449,628	444,738
Treasury stock, 259,196 and 194,184 shares at cost	(5,541)	(4,709)
Accumulated deficit	(329,897)	(303,693)
Accumulated other comprehensive income	(34,818)	(19,838)

Total stockholders’ equity	79,748	116,875

Total liabilities and stockholders’ equity	$1,060,646	$1,095,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(26,204)	$(4,648)
Income from discontinued operations, net of tax	—	(2,047)
Gain on sale of discontinued operations, net of tax	—	(15,744)

Net loss from continuing operations	(26,204)	(22,439)

Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes, net	—	(511)
Amortization of deferred financing costs	417	235
Non-cash stock-based compensation	4,642	5,255
Loss on sale of assets	123	139
Depreciation and amortization	51,957	47,074
Provision for doubtful accounts	3,041	2,403
Non-cash exit costs and restructuring charges	(210)	2,362

	33,766	34,518
Net change in certain assets and liabilities, net of businesses acquired:
Accounts receivable and unbilled revenues	(1,955)	2,068
Accounts payable	9,961	(2,549)
Accrued expenses	(11,618)	(12,376)
Unearned revenue, advanced billing and customer deposits	9	651
Other assets and liabilities	(2,764)	(5,592)

	(6,367)	(17,798)

Net cash provided by continuing operations	27,399	16,720

Net cash provided by discontinued operations	—	786

Net cash provided by operating activities	27,399	17,506

Cash flows from investing activities:
Additions to property, plant and equipment	(34,358)	(21,053)
Investment in intangibles	—	(2,250)
Increase in short-term investments	(3,012)	(31,027)
Proceeds from sale of discontinued operations and other assets	193	43,840
Decrease in restricted investments	7,103	1,220

Net cash used in continuing operations	(30,074)	(9,270)

Net cash used in discontinued operations	—	(243)

Net cash used in investing activities	(30,074)	(9,513)

Cash flows from financing activities:
Payments of long-term debt, including debt premium	(1,802)	(188)
Dividend payments	(1,295)	—
Purchase of treasury stock	(832)	(2,449)
Payments of capital lease obligations	(32)	(27)
Proceeds from the exercise of stock options	58	382

Net cash used in financing activities	(3,903)	(2,282)

Net (decrease) increase in cash and cash equivalents	(6,578)	5,711
Cash and cash equivalents at beginning of the period	21,793	66,342

Cash and cash equivalents at end of the period	$15,215	$72,053

Supplemental disclosures of cash flow information
Cash paid during the periods for:

Interest, net of capitalized interest of $0	$14,104	$6,100

Income tax benefit	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
1. ORGANIZATION AND BASIS OF PRESENTATION
RCN (the “Company”) is a facilities-based, competitive broadband telecommunications services provider delivering video, high-speed data and voice services to Residential and Small & Medium Business (“SMB”) customers under the brand names of RCN and RCN Business Services, respectively. In addition, through its RCN Metro Optical Networks business unit, the Company delivers fiber-based high-capacity data transport services to large commercial customers, primarily large enterprises and carriers, targeting the metropolitan central business districts in its geographic markets. The Company operates its own networks primarily in the Northeast and Mid-Atlantic states, and Chicago. The main metro and suburban areas where it operates include: Washington, D.C., Philadelphia and Lehigh Valley, New York City, Boston, and Chicago.
Subsequent to the Company’s acquisition of NEON Communications Group, Inc. (“NEON”) in November 2007, management decided to reorganize its business into two key segments: (i) Residential / SMB and (ii) RCN Metro. There is substantial managerial, network, operational support and product overlap between the Residential and SMB businesses and, as a result, we view these two businesses as one segment. RCN Metro, however, is managed separately from the other two business units, with separate network operations, engineering, and sales personnel, as well as separate systems, processes, products, customers and financial measures. Management of the Company’s two key segments is unified only at the most senior executive levels of the Company. Therefore, beginning with the results of operations as of and for the three-months ended March 31, 2008, the financial results of the RCN Metro business unit are reported as a separate segment in accordance with the requirements of SFAS 131, “Disclosures about segments of an enterprise and related information” and applicable SEC regulations.
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q (the “Report”). Accordingly, some information and footnote disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements have been condensed or omitted. The consolidated financial statements include the accounts of RCN and its consolidated subsidiaries. All intercompany transactions and balances among consolidated entities have been eliminated.
In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 11, 2008, as amended on March 26, 2008.
In connection with the March 2007 sale of the San Francisco operations and the Company’s exit from its Los Angeles operations during 2007, the results for these businesses are presented in the condensed consolidated statements of operations as discontinued operations. At March 31, 2008, there were no current assets and current liabilities related to these discontinued operations in the consolidated balance sheets. See Note 3 for a complete discussion of all acquisitions and dispositions.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
For a more complete discussion of the Company’s accounting policies, refer to our annual financial statements for the preceding fiscal year as filed with the SEC.
Use of Estimates and Assumptions
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management periodically assesses the accuracy of these estimates and assumptions. Actual results could differ from those estimates. Estimates are used when accounting for various items, such as allowances for doubtful accounts, investments, derivative financial instruments, asset impairments, certain acquisition-related liabilities, programming related liabilities, revenue recognition, depreciation and amortization, income taxes and legal contingencies.

Revisions and Reclassifications
The Company has changed the classification of certain expenses from selling, general and administrative expense to direct expenses. Management believes that the expense incurred for building access rights are directly related to generating revenue and therefore, are properly classified as direct expenses. The total amount recorded for building access rights was $1.3 million for the three months ended March 31, 2007.
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
Recently Issued Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures related to derivative and hedging activities, and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement shall be effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 161 on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 141R on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on its consolidated financial statements.
3. ACQUISITIONS AND DISPOSITIONS
Acquisition of NEON Communications Group, Inc.
On November 13, 2007 (the “Closing Date”), the Company completed the acquisition of NEON. The cash purchase price paid was $5.15 per share, resulting in total cash consideration of approximately $255 million. Including transaction costs, the total purchase price for NEON was approximately $260 million.

The acquisition of NEON was accounted for under the purchase method of accounting with the Company as the acquirer in accordance with SFAS 141. The Company is in the process of completing the valuation of the fair value of the property, plant and equipment and intangible assets acquired using an independent appraiser and thus the allocation of the purchase price is preliminary. The following table summarizes the preliminary estimated fair value of assets acquired and liabilities assumed by the Company as of the Closing Date. The results of operations from NEON are included in the accompanying condensed consolidated financial statements beginning with the Closing Date.
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

The following table summarizes, on an unaudited, pro forma basis, the estimated combined results of operations of the Company for the three months ended March 31, 2007 as though the acquisition of NEON was completed at the beginning of 2007. This pro forma statement has been prepared for comparative purposes only and is not intended to be indicative of what the Company’s results would have been had the acquisition occurred at the beginning of the period presented or the results which may occur in the future (dollars in thousands, except per share amounts).

Three months ended March 31, 2007
Revenues, net * (1)	$172,059

Net loss * (2)	$(30,211)

Net loss per common share, basic and diluted * (1)	$(0.83)

*	from continuing operations

(1)	Includes an estimated $0.6 million of deferred revenue that is no longer being recognized as a result of purchase accounting.

(2)	Includes deal-related costs and stock-based compensation expense incurred by NEON totaling $0.2 million during the three months ended March 31, 2007.
Sale of San Francisco Operations and Exit of Los Angeles Operations
On March 13, 2007, the Company completed the sale of its San Francisco operations for cash consideration totaling approximately $45 million and recorded an after-tax gain on this transaction of $15.7 million. In addition, during the third quarter of 2007, the Company completely exited its operations in the Los Angeles, California market and sold a building and certain other assets for net total proceeds of approximately $3.9 million and recorded a de minimis after-tax gain on this transaction.
In accordance with SFAS 144, the Company has classified the results of operations of its California assets as “discontinued operations” in the consolidated statements of operations. Included in income from discontinued operations are operating revenues from California of $6.6 million for the three months ended March 31, 2007.

4. COMPREHENSIVE INCOME (LOSS)
The Company primarily has four components of comprehensive income (loss): net loss, foreign currency translation adjustments, changes in the fair value of interest rate swaps and unrealized appreciation (depreciation) on investments. The following table reflects the components of comprehensive loss (dollars in thousands):

	For the three months ended March 31,
	2008	2007

Net loss	$(26,204)	$(4,648)
Foreign currency translation gain	8	—
Change in fair value of interest rate swaps	(14,984)	—
Unrealized depreciation on investments	(5)	(9)

Comprehensive loss	$(41,185)	$(4,657)

5. EXIT COSTS AND RESTRUCTURING CHARGES
The total exit costs and restructuring charges for the three months ended March 31, 2008 and March 31, 2007 were comprised of the following (dollars in thousands):

	Three months ended March 31,
	2008	2007
Exit costs for excess facilities	$(210)	$4,225
Severance and retention	—	68

Total	$(210)	$4,293

During the three months ended March 31, 2008, the Company adjusted its estimated sublease income for a leased property in Pennsylvania in the amount of $0.2 million.
During the three months ended March 31, 2007, the Company recorded exit costs of $4.3 million primarily due to the early termination of a lease in New Jersey and a revision to the amount of estimated cash flows from a leased property in Pennsylvania.
The following table presents the activity in the lease fair value and exit cost liability accounts for the three months ended March 31, 2008 (dollars in thousands):

	Lease Fair
	Value	Exit Costs	Total

Balance, December 31, 2006	4,926	9,350	14,276
Additional accrued costs	—	2,731	2,731
Amortization	(773)	(2,344)	(3,117)
Reversals/Settlements	(808)	—	(808)

Balance, December 31, 2007	3,345	9,737	13,082
Additional accrued costs	—	(223)	(223)
Amortization	(163)	(555)	(718)

Balance, March 31, 2008	3,182	8,959	12,141
Less current portion	653	1,972	2,625

Long-term portion March 31, 2008	$2,529	$6,987	$9,516

The current portion of these liabilities is included in accrued exit costs on the balance sheet and the long-term portion is included in other long-term liabilities.

6. PROPERTY, PLANT AND EQUIPMENT
The significant components of property, plant and equipment as well as average estimated lives are as follows at March 31, 2008 and December 31, 2007 (dollars in thousands):

		March 31,	December 31,
	Useful Life	2008	2007

Telecommunications plant	5-22.5 years	$1,058,625	$1,027,418
Capital leases	5-15 years	84,515	84,456
Computer equipment	3-5 years	64,071	64,316
Buildings, leasehold improvements and land	0-30 years	44,670	45,810
Furniture, fixtures and vehicles	3-10 years	28,183	28,070
Construction materials and other	5-10 years	42,147	46,242

Total property, plant and equipment		1,322,211	1,296,312
Less: accumulated depreciation		(545,489)	(502,905)

Property, plant and equipment, net		$776,722	$793,407

Depreciation is recorded using the straight-line method over the estimated useful lives of the various classes of depreciable property. Leasehold improvements are amortized over the lesser of the life of the lease or its estimated useful life. Depreciation expense was $44.6 million and $42.3 million for the three months ended March 31, 2008 and 2007, respectively.
7. INTANGIBLE ASSETS
Intangible assets with indefinite useful lives are tested for impairment annually during the fourth quarter, or more frequently if an event indicates that the asset might be impaired in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company uses an income-based approach and discounts the cash flows attributable to the franchise right agreements to estimate their fair value. The impairment test completed in the fourth quarter of 2007 indicated the franchise rights agreements were not impaired. Intangible assets that have finite useful lives are amortized over their useful lives. Intangible assets consist of the following at March 31, 2008 and December 31, 2007 (dollars in thousands):

		March 31, 2008		December 31, 2007
		Gross		Gross
		Carrying	Accumulated	Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization

Customer relationships	4 -8 years	$97,472	$(56,794)	$97,472	$(50,160)
Trademarks/tradenames	5 years	13,573	(8,937)	13,573	(8,263)
Software	3 years	300	(261)	300	(253)

Subtotal		$111,345	$(65,992)	$111,345	$(58,676)
Franchises	Indefinite life	54,842	—	54,842	—

Total		$166,187	$(65,992)	$166,187	$(58,676)

Amortization expense was $7.3 million and $4.8 million for the three months ended March 31, 2008 and 2007, respectively. Expected amortization expense of finite-lived intangible assets over each of the next five years is as follows (dollars in thousands):

Year ending March 31,

2009	$25,043
2010	13,007
2011	6,177
2012	281
2013	281
Thereafter	564
8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt at March 31, 2008 and December 31, 2007 consisted of the following (dollars in thousands):

	March 31,	December 31,
	2008	2007

First-Lien Term Loan	$715,098	$716,899
Revolving Line of Credit	25,000	25,000
Capital Leases	3,014	3,046

Total	743,112	744,945
Due within one year	7,342	7,338

Total Long-Term Debt	$735,770	$737,607

At March 31, 2008, contractual annual maturities of long-term debt and capital lease obligations over the next five years were as follows (dollars in thousands):

Contractual Maturities	Amount

For the year ending March 31, 2009	$7,342
2010	7,356
2011	7,372
2012	7,389
2013	7,409
Thereafter	706,244

Total	$743,112

The following is a description of the Company’s debt and the significant terms contained in the related agreements.
First-Lien Credit Agreement
On May 25, 2007, the Company entered into a new First-Lien Credit Agreement with Deutsche Bank, as Administrative Agent, and certain syndicated lenders (the “First-Lien Credit Agreement”). The First-Lien Credit Agreement provides for term loans to the Company in the aggregate principal amount of $520 million, and a $75 million revolving line of credit, all of which can be used as collateral for letters of credit. The proceeds of the First-Lien Credit Agreement were used to repay all of the outstanding indebtedness under the Former First-Lien Credit Agreement as well as the Second-Lien Convertible Notes, and to pay a special dividend of $9.33 per share of RCN common stock (as discussed further below and in Note 10). Approximately $45.0 million of the revolving line of credit is currently utilized for outstanding letters of credit relating to our workmen’s compensation and employee liability insurance policies, real estate lease obligations, right of way obligations, and license and permit obligations to governmental agencies. An additional $25 million of the revolving line of credit has been drawn down to purchase NEON. The obligations of the Company under the First-Lien Credit Agreement are guaranteed by all of its operating subsidiaries and are secured by substantially all of the Company’s assets.

On November 13, 2007, in connection with the acquisition of NEON, the Company entered into an Incremental Commitment Agreement pursuant to its existing First-Lien Credit Agreement. The Incremental Commitment Agreement increased the term loan borrowing capacity under the First-Lien Credit Agreement by $200 million, all of which additional capacity was borrowed on November 13, 2007. Pursuant to the First Amendment, the Company agreed to maintain a Secured Leverage Ratio not to exceed 5.25:1 on March 31, 2008 and thereafter declining periodically, eventually to 3:00:1 from December 31, 2012 until maturity. The term loans mature in May 2014. The term loans bear interest at the Administrative Agent’s prime lending rate plus an applicable margin or at the Eurodollar rate plus an applicable margin, based on the type of borrowing elected by the Company. The effective interest rate during the three months ended March 31, 2008 was 7.3% including the effect of the interest rate swaps discussed in Note 9.
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
9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
During May 2007, the Company entered into three interest rate swap agreements with an initial notional amount of $345 million to partially mitigate the variability of cash flows in interest payments due to changes in the LIBOR interest rate on the First-Lien term loans. The interest rate swap agreements have a seven year term with an amortizing notional amount which adjusts down on the dates payments are due on the underlying term loan. Under the terms of the swap agreements, on specified dates, the Company submits interest payments calculated using a fixed rate of 5.319% plus the applicable margin, and receives payments equal to 3-month LIBOR. These interest rate swap agreements qualify for hedge accounting using the short-cut method since the swap terms match the critical terms of the hedged debt. Accordingly, there was no net effect on the Company’s results of operations for the three months ended March 31, 2008. As of March 31, 2008, the swap agreements had a negative fair value of $34.8 million and the notional amount was $342.1 million.
10. STOCKHOLDERS’ EQUITY AND STOCK PLANS
Income (Loss) Per Share
The calculation of basic earnings per share (“EPS”) is computed by dividing the income available to common stockholders by the average weighted number of shares of common stock outstanding during the period.
The computation of weighted average shares outstanding for the dilutive EPS calculation includes the number of additional shares of common stock that would be outstanding if all dilutive potential common stock equivalents would have been issued. For the three months ended March 31, 2008 and 2007, all potential common stock equivalents would have been antidilutive, so the average weighted common shares for the basic EPS computation is equal to the weighted average common shares used for the diluted EPS computation.
The following table shows the securities outstanding at March 31, 2008 and 2007 that could potentially dilute basic EPS in the future.

	2008	2007
Options	5,128,105	2,794,834
Warrants	8,018,276	—
Shares issuable upon conversion of convertible debt	—	4,968,204
Unvested restricted stock	213,065	642,454
Restricted stock units	681,196	—

Total	14,040,642	8,405,492

Common Stock and Dividends
On May 25, 2007 the Company issued 5,328,521 warrants to purchase shares of common stock with an exercise price equal to $25.16 (subject to adjustment) to the former holders of its Second-Lien Notes. Following the adjustments caused by the special dividend discussed below, each warrant is currently exercisable for approximately 1.50478 shares of common stock (an aggregate of 8,018,276 shares) at a price per share of $16.72. All of these warrants were outstanding as of March 31, 2008 and expire on June 21, 2012.
Also on May 25, 2007, the Company declared a dividend of $9.33 per share of outstanding common stock, or approximately $347.3 million, which was paid on June 11, 2007, excluding an additional amount of $4.5 million in dividends to be paid upon vesting of employee restricted stock granted prior to the dividend date. As of March 31, 2008, approximately $1.8 million remains to be paid upon vesting of the employee restricted stock.
Stock Repurchase Program
During the second quarter of 2007, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock under a program with no expiration date. Under this program, the Company repurchased 261,600 shares at a weighted average price of $13.88 totaling $3.6 million in the third quarter of 2007. These shares were retired. As of March 31, 2008, approximately $21.4 million remained authorized for repurchases under the stock repurchase program.
Stock-Based Compensation
The RCN Stock Compensation Plan (the “Stock Plan”) currently allows for the issuance of up to 8,327,799 shares of the Company’s stock in the form of stock options, restricted stock and restricted stock units. As of March 31, 2008, there were 637,591 shares available for grant under the Stock Plan.
The Company accounts for stock-based compensation in accordance with SFAS 123R which requires the Company to recognize compensation expense for stock-based compensation issued to employees, net of estimated forfeitures, using a fair value method. When estimating forfeitures, the Company considers voluntary termination behavior as well as actual option forfeitures. Any adjustments to the forfeiture rate result in a cumulative adjustment in compensation cost in the period the estimate is revised.
Compensation expense recognized related to restricted stock awards, restricted stock units and stock option awards are summarized in the table below (in thousands of dollars):

	Three months ended
	March 31,
	2008	2007
Restricted stock awards	$931	$2,438
Restricted stock units	207	—
Stock options	3,504	2,817

Total stock-based compensation expense	$4,642	$5,255

As of March 31, 2008, total unamortized stock-based compensation expense related to both stock options and restricted stock totaled $22.8 million, which includes $2.0 million of incremental expense as a result of the modification discussed below. The unamortized expense of $22.8 million will be recognized through the second quarter of 2011. The Company expects to recognize approximately $9.3 million for the remainder of 2008 as well as $7.6 million, $4.7 million, and $1.2 million in compensation expense based on outstanding grants under the Stock Plan in the years ended December 31, 2009, 2010 and 2011, respectively.
Stock Options
Stock options may be granted as either non-qualified stock options or incentive stock options. Substantially all of the options become exercisable in three equal annual installments, and generally expire seven years from the grant date.

The following table summarizes the Company’s option activity during the three months ended March 31, 2008 and 2007:

		March 31, 2008			March 31, 2007
			Weighted
		Weighted	average	Aggregate		Weighted
		Average	remaining	intrinsic		Average
	Number	Exercise	contractual life	value	Number	Exercise
	of Shares	Price	(in years)	(in millions)	of Shares	Price
Awards Outstanding at January 1	3,884,652	$15.49			2,963,674	$23.37
Granted	1,331,566	11.22			—	—
Exercised	(4,716)	12.36			(18,852)	20.27
Forfeitures	(83,397)	15.55			(149,988)	23.09

Awards Outstanding at March 31	5,128,105	$14.41	4.65	$(16.6)	2,794,834	$23.40

Awards Exercisable at March 31	2,646,704	$15.89	3.34	$(12.5)	1,055,066	$24.24

During the three months ended March 31, 2008 and March 31, 2007, the total intrinsic value of stock options exercised was $0.01 million and $0.2 million, respectively. Cash received from stock options exercised during the three months ended March 31, 2008 and March 31, 2007 was $0.1 million, and $0.4 million, respectively.
In connection with the special dividend declared in May 2007 of $9.33 per share, the Compensation Committee of the Board of Directors approved antidilution adjustments to outstanding stock option awards. Outstanding stock option awards were adjusted on June 12, 2007 (the ex-dividend date) by reducing the exercise price and increasing the number of shares issuable upon the exercise of each option, in accordance with safe harbor provisions of Section 409A of the Internal Revenue Code, such that the aggregate difference between the market price and exercise price multiplied by the number of shares issuable upon exercise was substantially the same immediately before and after the payment of the special dividend. The antidilution modification made with respect to such options resulted in a decrease in the weighted average exercise price from $23.69 to $15.58 and an increase in the aggregate number of shares issuable upon exercise of such options by 1,327,799 shares. Since the Stock Plan permits, but does not require, antidilution modifications, FAS 123R requires a comparison of the fair value of each award immediately prior to and after the date of modification, assuming the value immediately prior to modification contains no antidilution protection, and the value immediately after modification contains full antidilution protection. This comparison resulted in an aggregate difference of $14.2 million despite the fact that the aggregate difference between the market price and exercise price multiplied by the number of shares issuable upon exercise was substantially the same immediately before and after the modification. Approximately $9.9 million and $1.8 million of the additional $14.2 million expense was recorded in 2007 and during the three months ending March 31, 2008.
The following table summarizes additional information regarding outstanding and exercisable options at March 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		average	Weighted		Weighted
Exercise price	Number	remaining	average		average
of	outstanding	contractual	exercise	As of	exercise price
options	at 3/31/2008	life (years)	price	3/31/2008	per option
$11.22	1,331,566	6.95	$11.22	—	$11.22
$12.36	520,593	4.15	$12.36	228,422	$12.36
$13.79	1,448,702	4.15	$13.79	1,232,012	$13.79
$14.29	264,021	4.66	$14.29	173,188	$14.29
$14.39	248,297	6.42	$14.39	456	$14.39
$16.63	121,739	4.99	$16.63	81,158	$16.63
$17.42	421,376	5.18	$17.42	248,597	$17.42
$19.78	136,879	5.68	$19.78	47,939	$19.78
$20.68	634,932	—	$20.68	634,932	$20.68

$11.22 – $20.68	5,128,105	4.65	$14.41	2,646,704	$15.89

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
The following table summarizes the weighted average valuation assumptions used in the Black Scholes valuation for stock options awarded during the three months ending March 31, 2008:

March 31,
2008
Fair Value	$5.19
Dividend yield	0%
Expected volatility	53.41%
Risk-free interest rate	2.72%
Expected life (in years)	4.47
The following table summarizes the weighted average valuation assumptions used in the Lattice valuation for stock options awarded during the three months ending March 31, 2008:

March 31,
2008
Fair Value	$4.53
Dividend yield	0%
Expected volatility	53.41%
Risk-free interest rate	2.72%
Expected life (in years)	3.40
Unamortized stock-based compensation expense for stock option awards at March 31, 2008 totaled $11.3 million and will be amortized through the second quarter of 2011.
Restricted Stock Awards
Restricted Stock Awards (“RSA”) generally vest over a three-year period. Certain executives have been awarded RSAs that are performance-based and vest over a three-year period subject to meeting performance goals established by the Board of Directors. The fair value of each RSA granted is equal to the market price of the Company’s stock at the date of grant.
The following table summarizes the Company’s RSA activity during the three months ended March 31, 2008 and 2007:

	March 31, 2008		March 31, 2007
		Weighted		Weighted
	Number	average fair	Number	average
	of Shares	value	of Shares	fair value
Nonvested, January 1	437,482	$26.50	599,159	$25.25
Granted	—	—	220,000	27.27
Vested	(205,490)	25.25	(232,649)	24.30
Forfeited	(18,927)	27.01	(3,656)	30.10

Nonvested, March 31	213,065	$27.66	582,854	$26.36

During the three months ended March 31, 2008 and March 31, 2007 the Company recorded compensation expense related to RSA grants totaling $0.9 million and $2.4 million, respectively. Compensation expense recorded for performance-based restricted stock is based on the Company’s projected performance relative to the board-established performance goals. Unamortized stock-based compensation expense at March 31, 2008 for restricted stock grants totaled $4.6 million and will be amortized through the first quarter of 2010.
Restricted Stock Units
In addition to stock options and restricted stock awards, the Company issues stock-based compensation to employees in the form of restricted stock units (“RSUs”), which is the grant of a contractual right to receive future value delivered in the form of RCN common stock. These awards generally entitle employees to receive at the end of each vesting period (annual vesting over a three-year period) one share of common stock for each RSU granted, conditioned on continued employment throughout each annual vesting period. Certain executives have been awarded RSUs that are performance-based and vest over a three-year period subject to meeting performance goals established by the Board of Directors. During the first three months of 2008, the Company issued an aggregate of 50,000 RSUs to the Board of Directors which vest on January 1, 2009. Compensation expense for RSUs is recognized for the awards that are expected to vest. The expense is based on the fair value of the awards on the date of grant recognized on a straight-line basis over the requisite service period, which is generally a three-year period for employees and one-year period for the Board of Directors. Compensation expense recorded for performance-based RSUs is based on the Company’s projected performance relative to the board-established performance goals.
The following table summarizes the Company’s RSU activity during the three months ended March 31, 2008:

March 31, 2008
Weighted
	Number	average
	of Shares	grant price
Nonvested, January 1	—	$—
Granted	681,196	11.24
Vested	—	—
Forfeited	—	—

Nonvested, March 31	681,196	$11.24

During the three months ended March 31, 2008, the Company recorded compensation expense related to RSU grants totaling $0.2 million. Unamortized stock-based compensation expense for RSU grants at March 31, 2008 totaled $6.9 million and will be amortized through the second quarter of 2011.
11. INCOME TAXES
For the three months ended March 31, 2008, the Company’s provision for income taxes was $0. For the three months ended March 31, 2007, the Company’s provision for income taxes was a benefit of $0.5 million, all of which was attributable to changes in the deferred tax liability provided for the Company’s indefinite-lived intangibles. As of March 31, 2008, the Company’s net deferred tax liability was $22.8 million.
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
With few exceptions, periods ending after December 31, 2003 are subject to U.S., state and local income tax examinations by tax authorities.
12. COMMITMENTS AND CONTINGENCIES
Rent Expense
Total rental expense (net of sublease income of $0.5 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively) primarily for facilities, was $4.2 million and $3.9 million for the three months ended March 31, 2008 and 2007, respectively. The increase in total expense from 2007 to 2008 is due primarily to the addition of properties from the NEON acquisition.

Unused Letters of Credit
The Company had outstanding letters of credit in an aggregate face amount of $45.0 million at March 31, 2008.
Guarantees
The Company is a guarantor on three leases for buildings that were used in the former San Francisco, California operations totaling $15.2 million at March 31, 2008.
13. FINANCIAL DATA BY BUSINESS SEGMENT
The Company’s reportable segments consist of (i) the Residential / Small-Medium Business (“SMB”) unit, and (ii) the RCN Metro unit. In evaluating the profitability of these segments, the components of net income (loss) below operating income (loss) before depreciation and amortization, stock-based compensation and any exit costs or restructuring charges are not separately evaluated by the Company’s management. Financial data by business segment is as follows (dollars in thousands):

	For the three months ended March 31,
	2008	2007

Net Operating Revenues: (1)
Residential/SMB (1)	$139,247	$134,479
RCN Metro (1)	40,568	18,858

Total	$179,815	$153,337

Operating Expenses: (2)
Residential/SMB (2)	$151,131	$155,668
RCN Metro (2)	41,407	18,175

Total	$192,538	$173,843

Depreciation and Amortization:
Residential/SMB	$42,005	$45,348
RCN Metro	9,952	1,726

Total	$51,957	$47,074

Exit Costs and Restructuring Charges:
Residential/SMB	$(210)	$4,135
RCN Metro	—	158

Total	$(210)	$4,293

Operating (Loss) income:
Residential/SMB	$(11,884)	$(21,189)
RCN Metro	(839)	683

Total	$(12,723)	$(20,506)

Capital Expenditures:
Residential/SMB	$26,982	$16,628
RCN Metro	7,376	4,425

Total	$34,358	$21,053

(1)	All revenues reported above for the Residential/SMB segment, as well as the RCN Metro segment, are to external customers.

(2)	Operating expenses include stock-based compensation expense totaling $3.6 million for Residential/SMB and $1.0 million for RCN Metro for the three months ended March 31, 2008, and $4.6 million for Residential/SMB and $0.6 million for RCN Metro for the three months ended March 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes for the three months ended March 31, 2008 contained in this Quarterly Report on Form 10-Q (the “Report”), and with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC” or the “Commission”) on March 11, 2008, as amended on March 26, 2008.
Overview
RCN is a facilities-based, competitive broadband telecommunications services provider, delivering video, high-speed data and voice services to Residential and Small & Medium Business (“SMB”) customers under the brand names of RCN and RCN Business Services, respectively. In addition, through our RCN Metro Optical Networks business unit, we deliver fiber-based high-capacity data transport services to large commercial customers, primarily large enterprises and carriers, targeting the metropolitan central business districts in our geographic markets. RCN operates our own networks primarily in the Northeast and Mid-Atlantic states, and Chicago. The main metro and suburban areas where we operate include: Washington, D.C., Philadelphia and Lehigh Valley, New York City, Boston, and Chicago.
RCN and RCN Business Services pass over 1.3 million addressable homes, and approximately 300,000 small and medium businesses. We currently have licenses to provide video, data, and voice services to over 5 million licensed homes in our footprint. We serve approximately 421,000 residential and small and medium business customers.
RCN Metro also has numerous points of presence in other key cities from Richmond, Virginia to Portland, Maine as our fiber network continues to expand. Currently, RCN Metro serves approximately 1,200 points of presence with its own fiber facilities, providing connectivity to commercial buildings, private networks, telecommunications carrier meet points, and local exchange central offices owned and operated by other carriers. RCN Metro now has nearly 6,000 route miles, with hundreds of additional commercial buildings near our network, and we also have over 300,000 fiber strand miles, demonstrating the fiber-rich nature of our metro and intercity rings.
We acquired NEON Communications Group, Inc. (“NEON”) in November 2007, and subsequently decided to reorganize our business into two key segments: (i) Residential / SMB and (ii) RCN Metro. There is substantial managerial, network, operational support and product overlap between the Residential and SMB businesses and, as a result, we view these two businesses as one segment. RCN Metro, however, is now managed separately from the other two business units, with separate network operations, engineering, and sales personnel, as well as separate systems, processes, products, customers and financial measures. Management of RCN’s two key segments is now unified only at the most senior executive levels of RCN. Therefore, beginning with the results of operations as of and for the three-months ended March 31, 2008, the financial results of the RCN Metro business unit are reported as a separate segment in accordance with the requirements of SFAS 131, “Disclosures about segments of an enterprise and related information” and applicable SEC regulations.
The comparability of our results of operations for the three months ended March 31, 2008 with earlier periods is significantly impacted by the acquisition of NEON, the sale of our San Francisco, California assets in March 2007, and the subsequent exit of our operations in Los Angeles, California market during 2007. The accompanying unaudited condensed consolidated results of operations and statements of cash flows for all periods presented in this Report include the results for the two California markets as “discontinued operations” and the assets and liabilities related to these markets are classified as held for sale on the consolidated balance sheets. NEON results are included in our consolidated results only after the closing date, November 13, 2007. The NEON transaction resulted in the acquisition of a fiber optic network which consists of approximately 4,800 route miles, over 230,000 fiber miles, 22 co-location facilities, and more than 200 points of presence from Maine to Virginia. To provide better comparisons of operating results in light of the NEON transaction, the discussion below provides pro forma amounts and discussion, in addition to actual results, when comparing our three months ended March 31, 2008 to the same period in 2007. Pro forma basis means that the results are discussed as if NEON was owned throughout the periods presented. The consolidated financial statements include the accounts of RCN and its consolidated subsidiaries. All intercompany transactions and balances among consolidated entities have been eliminated.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)
(Unaudited)

	For the three months ended March 31,
	2008	2007

Revenues	$179,815	$153,337
Costs and expenses:
Direct expenses	65,855	54,392
Selling, general and administrative (including stock-based compensation of $4,642 and $5,255)	74,936	68,084
Exit costs and restructuring charges	(210)	4,293
Depreciation and amortization	51,957	47,074

Operating loss	(12,723)	(20,506)

Investment income	1,109	1,894
Interest expense	(14,468)	(4,199)
Other expense, net	(122)	(139)

Loss from continuing operations before income taxes	(26,204)	(22,950)
Income tax benefit	—	(511)

Net loss from continuing operations	(26,204)	(22,439)
Income from discontinued operations, net of tax	—	2,047
Gain on sale of discontinued operations, net of tax	—	15,744

Net loss	$(26,204)	$(4,648)

Consolidated Operating Results
Consolidated Revenues
Consolidated revenue increased $26.5 million, or 17.3% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 largely due to the acquisition of NEON. On a pro forma basis, consolidated revenue increased $8.3 million, or 4.9%, for the three months ended March 31, 2008 primarily due to an increase in the number of customers in the Residential and SMB segment and higher transport revenues in the RCN Metro segment. Partially offsetting these increases was a decrease in dial-up revenue as the number of dial-up subscribers continued to decline.
Consolidated Direct Expenses
Consolidated direct expenses increased $11.5 million, or 21.1% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily due to the incremental expenses associated with NEON. On a pro forma basis, consolidated direct expenses increased $3.7 million, or 5.9% for the three months ended March 31, 2008 compared to the same period in 2007 due primarily to an increase in the average programming cost per subscriber as well as an increase in the number of customers.
Consolidated Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses (“SG&A”) increased $6.9 million, or 10.1% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. On a pro forma basis, and excluding stock-based compensation, SG&A decreased $0.2 million, or 0.3% for the three months ended March 31, 2008 primarily reflecting a decline in general and administrative expenses due to the integration and synergies achieved with the NEON acquisition offset by an increase in sales and marketing expenses.

Segment Operating Results
To measure the performance of our operating segments, we use operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations, as well as noncash stock-based compensation and other special items including exit costs and other restructuring charges. We use this measure to evaluate our consolidated operating performance and the performance of our operating segments, and to allocate resources and capital. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use this metric to measure our segment profit or loss, we reconcile it to operating income (loss), the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”). You should not consider this measure a substitute for operating income (loss), net income (loss), net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.
Residential / Small Business Segment Operating Results

	Residential/Small Business
	For the three months ended March 31,
			Fav (unfav)
	2008	2007	Variance	Var %
Revenue:

Video	$71,210	$67,210	$4,000	6.0%
Data	34,786	32,478	2,308	7.1%
Voice	28,968	29,768	(800)	(2.7%)
Recip Comp/Other	4,283	5,023	(740)	(14.7%)

Total Revenue	139,247	134,479	4,768	3.5%

Direct expenses	49,764	46,704	(3,060)	(6.6%)
Selling, general and administrative (excluding stock-based compensation)	55,942	54,853	(1,089)	(2.0%)

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$33,541	$32,922	$619	1.9%

Reconciliation to Operating Loss

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$33,541	$32,922
Less: Stock-based compensation	3,630	4,628
Less: Depreciation and amortization	42,005	45,348
Less: Exit costs and restructuring charges	(210)	4,135

Operating loss	$(11,884)	$(21,189)

Residential / Small Business Revenues
Residential revenue increased $4.8 million, or 3.5%, primarily due to an increase in the average number of customers compared to March 31, 2007. Customers increased by approximately 14,000, or 3.4%, from March 31, 2007 to March 31, 2008 driven by increased sales, due to investments in new and rebuilt homes, and increased focus on sales and marketing particularly to small business customers. ARPC remained relatively flat as growth in the average revenue per video RGU and increased cable modem penetration were largely offset by declines in the average revenue per voice RGU and data RGU. The increase in average revenue per video RGU was driven mainly by increased take rates on value added products and services such as our standard digital, HD and DVR set-top boxes, and video-on-demand. Penetration of our cable modem product continued to grow, as cable modem RGUs grew by approximately 26,000, or 9.8%, from March 31, 2007 to March 31, 2008. This growth was driven by our overall customer growth, our ability to offer a wide range of data products to residential and small business customers, as well as trends in the broadband industry, where overall penetration has increased steadily over the past several years. The decline in average revenue per voice RGU was driven by the continued migration of voice customers to lower priced voice plans. All information reflected in the table below excludes data from our discontinued California operations.

	March 31,	March 31,
Residential / Small Business Metrics[4]	2008	2007

Video RGUs [1]	362,000	354,000
Data RGUs [1]	291,000	265,000
Voice RGUs [1]	251,000	248,000

Total RGUs [1]	904,000	867,000

Customers [2]	421,000	407,000
Average Revenue Per Customer [3]	$109	$108

(1)	RGUs are all video, high-speed data, and voice connections provided to residential households and small-medium businesses. Dial-up Internet and long distance voice services are not included. Additional telephone lines are each counted as a RGU, but additional room outlets for video service are not counted. For bulk arrangements in residential MDUs, including dormitories, the number of RGUs is based on the number of video, high-speed data and voice connections provided and paid for in that MDU. Commercial structures such as hotels and offices are counted as one RGU regardless of how many units are in the structure. Delinquent accounts are generally disconnected and no longer counted as RGUs after a set period of time in accordance with our credit and disconnection policies. RGUs may include customers receiving some services for free or at a reduced rate in connection with promotional offers or bulk arrangements. RGUs provided free of charge under courtesy account arrangements are not counted, but additional services paid for are counted.

(2)	A “Customer” is a residential household or small-medium business that has at least one paid video, high-speed data or local voice connection. Customers with only Dial-up Internet or long distance voice service are not included. For bulk arrangements in residential MDUs, including dormitories, each unit for which service is provided and paid for is counted as a Customer. Commercial structures such as hotels and offices are counted as one Customer regardless of how many units are in the structure. Delinquent accounts are generally disconnected and no longer counted as Customers after a set period of time in accordance with our credit and disconnection policies.

(3)	Average Revenue per Customer is total revenue for a given monthly period (excluding Dial-up Internet, reciprocal compensation and web hosting revenue) divided by the average number of Customers for the period.

(4)	In connection with our transition to segment reporting, effective January 1, 2008 we have reclassified certain customers, RGUs and revenue related to our RCN Metro business unit, such that they are no longer included in our reported Residential/SMB metrics. The impact on customers and RGUs is de minimis, and the impact on ARPC is approximately $1; therefore, this change will only be reflected for periods after January 1, 2008, and historical results will remain as previously presented.

Residential / Small Business Direct Expenses
Direct expenses increased $3.1 million, or 6.6%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Increases in the average programming cost per subscriber and higher average video RGUs resulted in an increase in video direct costs for the three months ended March 31, 2008 totaling $4.8 million. Voice and data network costs, excluding the impact of settlements with providers of our voice and data network services, decreased by $0.3 million. Total settlements for the three months ended March 31, 2008 and 2007 were $1.4 million and $0, respectively.
Residential / Small Business Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) increased $0.1 million for the three months ended March 31, 2008 as compared to the same period in 2007. Excluding stock-based compensation expense, SG&A increased $1.1 million, or 2.0%, primarily reflecting an increase in sales expense, bad debt expense, and legal and litigation-related costs. In addition, the increase in SG&A reflects continued investments to increase penetration in the small / medium business space and to improve the long-term productivity and effectiveness of customer care, sales, and field operations functions, which are expected to contribute to higher operating margins beginning in the second half of 2008. Offsetting these increases were reductions in billing costs and other general and administrative expenses.
RCN Metro Optical Networks Operating Results

	RCN Metro
	For the three months ended March 31,
			Fav (unfav)
	2008	2007	Variance	Var %
Revenue:

Transport Services	$25,051	$7,850	$17,201	219.1%
Data and Internet Services	6,327	4,998	1,329	26.6%
Leased Services	7,993	4,358	3,635	83.4%
Other	1,197	1,652	(455)	(27.5%)

Total Revenue	40,568	18,858	21,710	115.1%

Direct expenses	16,091	7,687	(8,404)	(109.3%)
Selling, general and administrative (excluding stock-based compensation)	14,352	7,977	(6,375)	(79.9%)

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$10,125	$3,194	$6,931	217.0%

Reconciliation to Operating Loss

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$10,125	$3,194
Less: Stock-based compensation	1,012	627
Less: Depreciation and amortization	9,952	1,726
Less: Exit costs and restructuring charges	—	158

Operating (loss) income	$(839)	$683

RCN Metro Revenues
Revenue increased $21.7 million, or 115.1%, for the three months ended March 31, 2008 as compared to the same period in 2007 primarily due to the acquisition of NEON. On a pro forma basis, revenue increased $3.6 million, or 9.7%, due primarily to growth in transport services provided to our carrier and enterprise customers. RCN Metro had approximately 800 customers as of March 31, 2008, representing a wide range of industries and services purchased. Approximately 80% of RCN Metro’s customers’ have monthly recurring charges (“MRC’s”) of less than $10,000 per month, yet only account for slightly more than 10% of total monthly revenue. RCN Metro generates nearly 90% of its revenue from customers with MRC’s over $10,000 per month, and nearly 60% of its revenue from customers with MRC’s over $100,000 per month. From a customer segment perspective, RCN Metro generates approximately 35% of its revenue from telecommunications carriers, 25% from national wireless providers, and 25% from financial services enterprise customers, with the remainder from other enterprise customers. RCN Metro had 237 employees as of March 31, 2008, 61 of which were in sales or sales support functions.
RCN Metro Direct Expenses
Direct expenses increased $8.4 million, or 109.3%, for the three months ended March 31, 2008 as compared to the same period in 2007 primarily due to the acquisition of NEON. On a pro forma basis, direct expenses increased $0.6 million, or 3.9%, due to an increase in a variety of costs as a result of the growth in revenue.
RCN Metro Selling, General and Administrative Expenses
For the three months ended March 31, 2008, SG&A increased $6.8 million, or 78.6% as compared to the same period in 2007. On a pro forma basis and excluding stock-based compensation, SG&A decreased $1.3 million, or 8.3% primarily as a result of significant synergies obtained in employee-related and other G&A costs associated with the NEON integration.
Consolidated Depreciation and Amortization
The increase in depreciation expense of $2.3 million, or 5.4%, for the three months ended March 31, 2008 compared to the same period in 2007 primarily reflects additional depreciation associated with the newly acquired NEON business of approximately $5.2 million and an impairment charge on certain network equipment totaling $1.6 million, offset by a decline in depreciation due to a substantial amount of fixed assets which became fully depreciated. The increase in amortization expense of $2.5 million for the three months ended March 31, 2008 compared to the same period in 2007 is a result of the amortization expense of our customer relationship intangible assets associated with the newly acquired NEON business. The allocation of the NEON purchase price to the fair value of fixed assets and intangible assets acquired is based on a preliminary valuation.
Consolidated Exit Costs and Restructuring Charges
During the three months ended March 31, 2008, an adjustment to the estimated sublease income for a leased property in Pennsylvania was made totaling $0.2 million.
During the three months ended March 31, 2007, the Company recorded exit costs of $4.3 million primarily due to the early termination of a lease in New Jersey and a revision to the amount of estimated cash flows from a leased property in Pennsylvania.
Consolidated Other Income (Expense) Items
Investment Income
Investment income decreased $0.8 million, or 41.4%, to $1.1 million for the three months ended March 31, 2008. The decrease is due to a decline in the average cash and short-term investment balance as well as lower yields from the Company’s short-term investments due to decreases in short-term market rates.
Interest Expense
Interest expense increased by $10.3 million, or 244.6%, to $14.5 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase was primarily due to the increase in our weighted average debt balance.
Outstanding debt at March 31, 2008 was $743.1 million compared to $744.9 million at December 31, 2007 and $202.6 million at March 31, 2007. The weighted average interest rate, including the effect of interest rate swaps, for the three months ended March 31, 2008 and March 31, 2007 was 7.3%.

Other expense, net
Other expense, net consists mainly of losses on sale of assets primarily on the sale of customer premise equipment.
Discontinued Operations
On March 13, 2007, we completed the sale of our San Francisco, California operations for cash consideration of approximately $45 million and recorded an after-tax gain on this transaction of $15.7 million. During the third quarter of 2007, we also exited the Los Angeles, California market. The revenues and expenses from each of these properties, along with associated income taxes, have been removed from continuing operations and reclassified into a single line item on the Condensed Consolidated Statements of Operations as “Income from discontinued operations, net” in each period presented.
Liquidity and Capital Resources

	March 31,	December 31,
	2008	2007

Cash, cash equivalents and short-term investments	$64,130	$67,692
Debt (including current maturities and capital lease obligations)	743,112	744,945
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
Operating Activities
Net cash provided by operating activities was $27.4 million for the three months ended March 31, 2008; an increase of $9.9 million over cash provided by operating activities for the three months ended March 31, 2007. The increase reflects improved earnings from operations offset by higher interest payments.
During the three months ended March 31, 2008 and 2007, we made cash payments for interest totaling $14.0 million and $6.1 million, respectively. The increase in interest payments was a result of the increase in our average debt balance in connection with the new financing consisting of a new $520 million First-Lien term loan plus a $75 million revolver, plus an additional $200 million under an Incremental Commitment Agreement discussed below.
Investing Activities
Net cash used in investing activities was $30.1 million in the three months ended March 31, 2008, primarily from $34.4 million in additions to property, plant and equipment and an increase of $3.0 million in short-term investments, offset by $7.1 million decrease in restricted investments. Net cash used in investing activities was $9.5 million in the three months ended March 31, 2007, primarily from $21.1 million in additions to property, plant and equipment and an increase of $31.0 million for short-term investments, offset by $43.8 million in proceeds from the sale of discontinued operations and other assets.
Financing Activities
Net cash used in financing activities was $3.9 million for the three months ended March 31, 2008, primarily reflecting the repayment of long-term debt of $1.8 million, dividend payments of $1.3 million, and the purchase of treasury stock of $0.8 million. Net cash used in financing activities was $2.3 million for the three months ended March 31, 2007, primarily reflecting the purchase of treasury stock of $2.4 million.
From time to time, we may evaluate certain strategic actions that would enhance our value, including selling assets and acquiring or merging with another entity. Under the terms of our credit facility, the proceeds of asset sales are required, with certain exceptions, to be used to pay down the credit facility. In certain cases, acquisitions or mergers would require approval of our current lenders and our current stockholders. As of March 31, 2008, we have $5.0 million of available borrowing capacity under the $75 million revolving line of credit within the new First-Lien Credit Agreement. We have no assurance that our lenders and stockholders would give us approval to pursue acquisitions or mergers, nor can we be assured that we would be able to raise any funds necessary to undertake such acquisitions or mergers at terms favorable to us, if at all.

Description of Outstanding Debt
As of March 31, 2008, our total debt was approximately $743.1 million, including $3.0 million of capital leases. The following is a description of our debt and the significant terms contained in the related agreements.
First-Lien Credit Agreement
On May 25, 2007, the Company entered into a new First-Lien Credit Agreement with Deutsche Bank, as Administrative Agent, and certain syndicated lenders (the “First-Lien Credit Agreement”). The First-Lien Credit Agreement provides for term loans to the Company in the aggregate principal amount of $520 million, and a $75 million revolving line of credit, all of which can be used as collateral for letters of credit. The proceeds of the First-Lien Credit Agreement were used to repay all of the outstanding indebtedness under the Former First-Lien Credit Agreement as well as the Second-Lien Convertible Notes, and to pay a special dividend of $9.33 per share of RCN common stock (as discussed in Note 10). Approximately $45.0 million of the revolving line of credit is currently utilized for outstanding letters of credit relating to our workmen’s compensation and employee liability insurance policies, real estate lease obligations, right of way obligations, and license and permit obligations to governmental agencies. An additional $25 million of the revolving line of credit has been drawn down to purchase NEON. The obligations of the Company under the First-Lien Credit Agreement are guaranteed by all of its operating subsidiaries and are secured by substantially all of the Company’s assets.
On November 13, 2007, in connection with the acquisition of NEON, the Company entered into an Incremental Commitment Agreement pursuant to its existing First-Lien Credit Agreement. The Incremental Commitment Agreement increased the term loan borrowing capacity under the First-Lien Credit Agreement by $200 million, all of which additional capacity was borrowed on November 13, 2007. Pursuant to the First Amendment, the Company agreed to maintain a Secured Leverage Ratio not to exceed 5.25:1 on March 31, 2008 and thereafter declining periodically, eventually to 3:00:1 from December 31, 2012 until maturity. The term loans mature in May 2014. The term loans bear interest at the Administrative Agent’s prime lending rate plus an applicable margin or at the Eurodollar rate plus an applicable margin, based on the type of borrowing elected by the Company. The effective interest rate during the three months ended March 31, 2008 was 7.3% including the effect of the interest rate swaps discussed in Note 9.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change to the information required under this item from what was disclosed in our Annual Report.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
There have been no other material changes in our “Legal Proceedings” as discussed in Item 3 of our Annual Report.
Item 1A. Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Form 10-K for the year ended December 31, 2007. The risks described in our Form 10-K are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.
Item 5. Other Information
On March 14, 2008, the Compensation Committee of the Company, comprised solely of independent directors, authorized the grant of equity compensation awards to certain employees including the Company’s named executive officers (“participants”) pursuant to the Company’s 2005 Stock Compensation Plan. The grants included time-based restricted stock units (“RSUs”), performance-based RSUs and time-based stock options, as more fully described in this Item 5.
Performance-Based Restricted Stock Units
Each participant received a grant of performance-based RSUs with respect to the number of shares of the Company’s common stock set forth next to each participant’s name in the table below:

Number of
Performance-Based
Name of Officer	RSUs
Peter D. Aquino	106,572
Michael T. Sicoli	40,409
Benjamin R. Preston	16,652
John D. Filipowicz	16,652
P.K. Ramani	16,652
The grants of performance-based RSUs were made pursuant to the Company’s standard form of performance-based RSU agreement form for executive officers. In accordance with that standard form of agreement, the number of shares subject to each participant’s performance-based RSUs is subject to increase or decrease based upon the Company’s overall corporate level of achievement under its 2008 Short Term Incentive Plan, as shall be determined by the Compensation Committee at a meeting to be held in the first quarter of 2009. Based on the Compensation Committee’s determination, the minimum number of shares which could be subject the performance-based RSUs could be as little as zero and the maximum could be as much as 150% of the numbers set forth in the table above. Once the number of shares subject to the performance-based RSUs is fixed as described above, the performance-based RSUs will vest in three equal annual installments, with the first one-third installment vesting on the date of the Compensation Committee’s determination described above, and with subsequent one-third installments vesting on June 1 of each subsequent year through 2011.

The vesting of the performance-based RSUs is subject to the participant’s continued service with the Company or one of its subsidiaries through each such vesting date. The vesting of performance-based RSUs will be accelerated for any participant who is terminated without cause (as defined in the RSU agreement) within 12 months after a change in control (as defined in the RSU agreement) of the company, or who dies or becomes disabled, subject to any different or additional vesting acceleration provisions set forth in any participant’s employment agreement.
Subject to any deferral election that a participant may make, the shares subject to each installment of the performance-based RSUs are issuable to the participants upon vesting, together with any dividends declared on the corresponding number of shares of the Company’s common stock since the grant date, subject to applicable tax withholding.
Time-Based Restricted Stock Units
Mr. Aquino also received a grant of time-based RSUs with respect to 160,000 shares of common stock, pursuant to the Company’s standard form of time-based restricted stock unit agreement form for executive officers. In accordance with that standard form of agreement, the time-based RSUs vest in three equal annual installments, with the first installment vesting on January 1, 2009, and with subsequent installments vesting on January 1 of each subsequent year through 2011. Vesting is subject to the participant’s continued service with the Company or one of its subsidiaries through each vesting date. The vesting of time-based RSUs will be accelerated for any participant who is terminated without cause (as defined in the RSU agreement) within 12 months after a change in control (as defined in the RSU agreement) of the company, or who dies or becomes disabled, subject to any different or additional vesting acceleration provisions set forth in any participant’s employment agreement. The shares subject to each installment of the time-based RSUs are issuable to the participant upon vesting, together with any dividends declared on the corresponding number of shares of the Company’s common stock since the grant date, subject to applicable tax withholding.
Stock Options
Each participant received a grant of stock options with respect to the number of shares of common stock set forth next to each participant’s name in the table below:

Number of
Name of Officer	Stock Options
Peter D. Aquino	210,527
Michael T. Sicoli	79,269
Benjamin R. Preston	32,666
John D. Filipowicz	32,666
P.K. Ramani	32,666
The exercise price of the stock options was $11.22, equal to the closing price of the common stock on the grant date. The stock options granted to Mr. Aquino will vest in three equal annual installments, with the first installment besting on January 1, 2009, and with subsequent vesting on January 1 of each subsequent year through 2011. The stock options for other senior executives were granted pursuant to the Company’s standard form of stock option agreement form for executive officers. In accordance with that standard form of agreement, the stock options vest in three equal annual installments, with the first installment vesting on June 1, 2009, and with subsequent installments vesting on June 1 of each subsequent year through 2011. Vesting is subject to the participant’s continued service with the Company or one of its subsidiaries through each vesting date. Except as may be otherwise provided in any participant’s employment agreement, upon termination of employment of the participant for any reason, the portion of the participant’s stock option that is not then vested will be forfeited. Unless sooner terminated, the stock options may be exercised, to the extent vested on the date of exercise, for a period of seven years from the grant date.

Item 6. Exhibits

10.1 (*)	Form of Performance-Based Restricted Stock Unit Award Agreement
10.2 (*)	Form of Restricted Stock Unit Award for Officer — RSU Deferral Election Form
31.1 (*)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 (*)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (*) (**)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (*) (**)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Document attached.

**	This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RCN Corporation

/s/ Peter D. Aquino Peter D. Aquino
President and Chief Executive Officer
Date: May 8, 2008

/s/ Michael T. Sicoli Michael T. Sicoli
Executive Vice President and Chief Financial Officer
Date: May 8, 2008

EXHIBIT INDEX

Exhibit
No.	Description

10.1 (*)	Form of Performance-Based Restricted Stock Unit Award Agreement

10.2 (*)	Form of Restricted Stock Unit Award for Officer — RSU Deferral Election Form

31.1 (*)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (*)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (*) (**)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (*) (**)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Document attached.

**	This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.