Form 10-Q
period 2008-06-30
RCN CORP /DE/
filed 2008-08-07
CIK 1041858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The number of shares of the Registrant’s common stock, par value of $0.01 per share, outstanding at August 4, 2008 was approximately 37,426,000.

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
Such forward-looking statements are and will be subject to many risks, uncertainties and factors, which may cause RCN’s actual results to be materially different from such forward-looking statements. Factors that could cause RCN’s actual results to differ materially from these forward-looking statements include, but are not limited to, the following:
•	our ability to operate in compliance with the terms of our financing facilities (particularly the financial covenants);

•	our ability to maintain adequate liquidity and produce sufficient cash flow to fund our capital expenditures and debt service;

•	our ability to attract and retain qualified management and other personnel;

•	our ability to maintain current price levels;

•	our ability to acquire new customers and retain existing customers;

•	changes in the competitive environment in which we operate;

•	our ability to successfully compete with existing or new competitors within our service areas;

•	changes in government and regulatory policies;

•	uncertainty relating to economic conditions generally and in particular, affecting the markets in which we operate;

•	pricing and availability of equipment and programming;

•	our ability to obtain regulatory approvals and our ability to meet the requirements in our license agreements;

•	our ability to complete acquisitions or divestitures and to integrate any business or operation acquired;

•	our ability to enter into strategic alliances or other business relationships;

•	our ability to overcome significant operating losses;

•	our ability to expand our operating margins;

•	our ability to develop products and services and to penetrate existing and new markets;

•	technological developments and changes in the industry; and

•	the risks discussed in Part 1, Item 1A “Business-Risk Factors” in our Annual Report for the 2007 fiscal year, filed on March 11, 2008, as amended on March 26, 2008, or our “Annual Report”.
Statements in this report and the exhibits to this report should be evaluated in light of these important factors. RCN is not obligated to, and undertakes no obligation to publicly update any forward-looking statement due to actual results, changes in assumptions, new information or future events.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007

Revenues	$184,352	$159,153	$364,167	$312,490
Costs and expenses:
Direct expenses	68,059	55,649	133,915	110,041
Selling, general and administrative (including stock-based compensation of $4,284, $6,513, $8,925, and $11,768)	73,534	68,439	148,469	136,524
Exit costs and restructuring charges, net of recoveries	763	(2,228)	553	2,064
Depreciation and amortization	47,115	47,522	99,072	94,596

Operating loss	$(5,119)	$(10,229)	$(17,842)	$(30,735)

Investment income	953	2,840	2,062	4,734
Interest expense	(12,516)	(6,885)	(26,984)	(11,084)
Loss on early extinguishment of debt	—	(63,928)	—	(63,928)
Other income (expense), net	31	(1,303)	(91)	(1,442)

Loss from continuing operations before income taxes	(16,651)	(79,505)	(42,855)	(102,455)
Income tax benefit	—	—	—	(511)

Net loss from continuing operations	(16,651)	(79,505)	(42,855)	(101,944)
(Loss) income from discontinued operations, net of tax	—	(260)	—	1,787
Gain on sale of discontinued operations, net of tax	—	—	—	15,744

Net loss	$(16,651)	$(79,765)	$(42,855)	$(84,413)

Net loss per share
Basic and Diluted:
Net loss from continuing operations	$(0.45)	$(2.15)	$(1.16)	$(2.76)
Net (loss) income from discontinued operations	—	(0.01)	—	0.05
Gain on sale of discontinued operations	—	—	—	0.43

Basic and Diluted loss per share	$(0.45)	$(2.16)	$(1.16)	$(2.28)

Special dividend paid per common share	$—	$—	$—	$9.33

Weighted average shares outstanding:

Basic and Diluted	37,096,778	37,008,193	36,999,347	36,929,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(Unaudited)

	June 30,	December 31,
	2008	2007

ASSETS

Current Assets:
Cash and cash equivalents	$47,997	$21,793
Short-term investments	13,899	45,899
Accounts receivable, net of allowance for doubtful accounts of $3,445 and $4,298	66,159	64,681
Prepayments and other current assets	18,352	22,799

Total current assets	146,407	155,172

Property, plant and equipment, net of accumulated depreciation of $587,053 and $502,905	771,343	793,407
Intangible assets, net of accumulated amortization of $69,048 and $58,676	99,239	107,511
Long-term restricted investments	15,308	22,767
Deferred charges and other assets	17,954	16,920

Total assets	$1,050,251	$1,095,777

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$87,032	$79,170
Accrued expenses and other liabilities	75,761	85,080
Current portion of long-term debt and capital lease obligations	7,345	7,338

Total current liabilities	170,138	171,588

Long-term debt and capital lease obligations, net of current maturities	733,932	737,607
Other long-term liabilities	65,274	69,707

Total liabilities	969,344	978,902

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 37,409,504 and 37,654,546 shares issued and outstanding	374	377
Additional paid-in capital	452,612	444,738
Treasury stock, 263,567 and 194,184 shares at cost	(6,992)	(4,709)
Accumulated deficit	(346,548)	(303,693)
Accumulated other comprehensive loss	(18,539)	(19,838)

Total stockholders’ equity	80,907	116,875

Total liabilities and stockholders’ equity	$1,050,251	$1,095,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(42,855)	$(84,413)
Income from discontinued operations, net of tax	—	(1,787)
Gain on sale of discontinued operations, net of tax	—	(15,744)

Net loss from continuing operations	(42,855)	(101,944)

Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on early extinguishment of debt	—	63,928
Non-cash stock-based compensation	8,925	11,768
Depreciation and amortization	99,072	94,596
Provision for doubtful accounts	7,011	4,818
Other, net	1,352	2,083
Net change in certain assets and liabilities, net of businesses acquired	(13,898)	(21,275)

Net cash provided by continuing operations	59,607	53,974

Net cash used in discontinued operations	—	(577)

Net cash provided by operating activities	59,607	53,397

Cash flows from investing activities:
Additions to property, plant and equipment	(66,992)	(52,561)
Investment in acquisitions and intangibles, net of cash acquired	—	(2,250)
Decrease (increase) in short-term investments	31,885	(31,376)
Proceeds from sale of discontinued operations and other assets	2,968	44,951
Decrease in restricted investments	7,459	1,312

Net cash used in continuing operations	(24,680)	(39,924)

Net cash used in discontinued operations	—	(243)

Net cash used in investing activities	(24,680)	(40,167)

Cash flows from financing activities:
Payments of long-term debt, including debt premium	(3,602)	(216,250)
Debt proceeds	—	520,000
Dividend payments	(1,422)	(347,074)
Cost of common shares repurchased	(3,639)	(2,568)
Other, net	(60)	(80)

Net cash used in financing activities	(8,723)	(45,972)

Net increase (decrease) in cash and cash equivalents	26,204	(32,742)
Cash and cash equivalents at beginning of the period	21,793	66,342

Cash and cash equivalents at end of the period	$47,997	$33,600

Supplemental disclosures of cash flow information
Cash paid during the periods for:

Interest, net of capitalized interest of $0	$26,044	$15,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
1. ORGANIZATION AND BASIS OF PRESENTATION
RCN (the “Company”) is a facilities-based, competitive broadband telecommunications services provider delivering video, high-speed data and voice services to Residential and Small and Medium Business (“SMB”) customers under the brand names of RCN and RCN Business Services, respectively. In addition, through its RCN Metro Optical Networks business unit (“RCN Metro”), the Company delivers fiber-based high-capacity data transport services to large commercial customers, primarily large enterprises and carriers, targeting the metropolitan central business districts in its geographic markets. The Company operates its own networks primarily in the Northeast and Mid-Atlantic states, and Chicago. The main metro and suburban areas where it operates include: Washington, D.C., Philadelphia and Lehigh Valley, New York City, Boston, and Chicago.
Subsequent to the Company’s acquisition of NEON Communications Group, Inc. (“NEON”) in November 2007, management reorganized RCN’s business into two key segments: (i) Residential / SMB and (ii) RCN Metro. There is substantial managerial, network, operational support and product overlap between the Residential and SMB businesses and, as a result, we have historically reported these two businesses as one segment. RCN Metro, however, is managed separately from the other two business units, with separate network operations, engineering, and sales personnel, as well as separate systems, processes, products, customers and financial measures. Management of the Company’s two key businesses is unified only at the most senior executive levels of the Company. Therefore, beginning with the results of operations for 2008, the financial results of the RCN Metro business unit are being reported as a separate segment in accordance with the requirements of SFAS 131, “Disclosures about segments of an enterprise and related information” and applicable SEC regulations.
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q (the “Report”). Accordingly, some information and footnote disclosures required by accounting principles generally accepted in the United States (“US GAAP”) for complete financial statements have been condensed or omitted. The consolidated financial statements include the accounts of RCN and its consolidated subsidiaries. All intercompany transactions and balances among consolidated entities have been eliminated.
In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 11, 2008, as amended on March 26, 2008.
In connection with the March 2007 sale of the San Francisco operations and the Company’s exit from its Los Angeles operations during 2007, the results for these businesses are presented in the condensed consolidated statements of operations and cash flows as discontinued operations. At June 30, 2008, there were no current assets and current liabilities related to these discontinued operations in the consolidated balance sheets. See Note 3 for a complete discussion of all acquisitions and dispositions.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
For a more complete discussion of the Company’s accounting policies, refer to our annual financial statements for the preceding fiscal year as filed with the SEC.
Use of Estimates and Assumptions
The preparation of consolidated financial statements in accordance with US GAAP requires that management make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management periodically assesses the accuracy of these estimates and assumptions. Actual results could differ from those estimates. Estimates are used when accounting for various items, including but not limited to allowances for doubtful accounts; investments; asset impairments; programming related liabilities; revenue recognition; depreciation and amortization; income taxes; exit and restructuring costs; and legal and other contingencies. Estimates and assumptions are also used when determining the allocation of the purchase price in a business combination to the fair value of assets and liabilities and determining related useful lives.

Revisions and Reclassifications
Effective October 2007, the Company changed the classification of certain building access expenses from selling, general and administrative expense to direct expenses. Management believes that the expense incurred for acquiring the right to connect our networks to, and locate our equipment in, certain buildings to permit us to serve our customers in those buildings (“building access rights”) are directly related to generating revenue and therefore, are properly classified as direct expenses. The total amount reclassified in these financial statements for building access rights was $1.3 million and $1.4 million for the three month periods ended March 31, 2007 and June 30, 2007, respectively.
During the three months ended June 30, 2008, the fair value of customer list intangibles was increased by $2.1 million as a result of the preliminary valuation of the NEON assets and liabilities by a third party appraiser. In addition, the estimated useful lives of these intangibles were increased from 3 years to 10 years resulting in a cumulative reduction to amortization expense of $3.8 million in the three months ended June 30, 2008.
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
Under the terms of the franchise agreements, the Company is generally required to pay an amount based on gross video revenues to the local franchising authority. These fees are normally passed through to the Company’s cable subscribers and accordingly, the fees are classified as revenue with the corresponding cost included in operating expenses. Certain other taxes or fees imposed on revenue-producing transactions, such as Universal Service Fund fees are also presented as revenue and expense.
Intangible Assets
Intangible assets that have finite useful lives, such as customer relationships, trademarks, and software, are amortized over their useful lives. Intangible assets with indefinite useful lives are tested for impairment annually during the fourth quarter, or more frequently if an event indicates that the asset might be impaired in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company uses an income-based approach and discounted cash flows attributable to franchise right agreements to estimate their fair value.
Recently Issued Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). It requires enhanced disclosures about (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company beginning January 1, 2009.

3. ACQUISITIONS AND DISPOSITIONS
Acquisition of NEON Communications Group, Inc.
On November 13, 2007 (the “Closing Date”), the Company completed its acquisition of NEON for total cash consideration of approximately $255 million. Including transaction costs, the total purchase price for NEON was approximately $260 million.
The acquisition of NEON was accounted for under the purchase method of accounting, with the Company as the acquirer in accordance with SFAS 141. Accordingly, the results of operations of NEON are included in the accompanying condensed consolidated financial statements beginning with the closing date of the NEON acquisition. The Company is in the process of completing the valuation of the fair value of the property, plant and equipment and intangible assets acquired using an independent appraiser and thus the allocation of the purchase price is preliminary. The following table summarizes the estimated fair value of assets acquired and liabilities assumed by the Company (dollars in thousands).

Current assets	$31,728
Property and equipment	238,097
Intangible assets	31,100
Other non-current assets	10,039

Total assets acquired	310,964
Less: liabilities assumed	(29,577)

Net assets acquired	281,387
Less: cash acquired	(21,794)

Total purchase price, net of cash acquired	$259,593

The $31.1 million of intangible assets consist of customer lists that have an estimated useful life of 10 years.
The following table summarizes, on an unaudited, pro forma basis, the estimated combined results of operations from continuing operations of the Company for the three and six months ended June 30, 2007 as though the acquisition of NEON had been completed at the beginning of 2007. This pro forma statement has been prepared for comparative purposes only and is not intended to be indicative of what the Company’s results would have been had the acquisition occurred at the beginning of the period presented or the results which may occur in the future (dollars in thousands, except per share amounts).

	Three months	Six months
	ended	ended
	June 30, 2007	June 30, 2007
Revenues, net (1)	$177,324	$349,383

Net loss (2)	$(86,109)	$(114,648)

Net loss per common share, basic and diluted (1)	$(2.33)	$(3.11)

(1)	The pro forma NEON results include an estimated $0.5 million and $1.1 million of deferred revenue amortization during the three and six months ended June 30, 2007, respectively, which as a result of purchase accounting, is no longer being recognized subsequent to the closing date.

(2)	Includes non recurring charges incurred by NEON including deal-related costs and stock-based compensation expense totaling $1.4 million and $1.6 million during the three and six months ended June 30, 2007.
Sale of San Francisco Operations and Exit of Los Angeles Operations
On March 13, 2007, the Company completed the sale of its San Francisco, California operations for cash consideration totaling approximately $45 million, and recorded an after-tax gain on this transaction of $15.7 million. In addition, during the third quarter of 2007, the Company completely exited its operations in the Los Angeles, California market, and sold a building and certain other assets for net total proceeds of approximately $3.9 million. The Company recorded a de minimis after-tax gain on this transaction.
In accordance with SFAS 144, “Accounting for the Impairment of Disposal of Long-Lived Assets”, the Company has classified the results of operations of its California assets as “discontinued operations” in the consolidated statements of operations. Included in income from discontinued operations are operating revenues from the combined California markets of $0.2 million and $6.8 million for the three and six months ended June 30, 2007.

4. COMPREHENSIVE INCOME (LOSS)
The Company has four primary components of comprehensive income (loss): net loss, foreign currency translation adjustments, changes in the fair value of interest rate swaps and unrealized appreciation (depreciation) on investments. In connection with the acquisition of NEON (Note 3), the Company acquired a security deposit designated in a foreign currency. Unrealized translation gains or losses are recorded in Stockholders’ Equity as a component of accumulated other comprehensive income (loss).
The following table reflects the components of comprehensive loss (dollars in thousands):

	For the three months ended June 30,
	2008	2007

Net loss	$(16,651)	$(79,765)
Foreign currency translation gain	10	—
Increase in fair value of interest rate swaps	16,398	2,408
Unrealized depreciation on investments	(128)	(13)

Comprehensive loss	$(371)	$(77,370)

	For the six months ended June 30,
	2008	2007

Net loss	$(42,855)	$(84,413)
Foreign currency translation gain	18	—
Increase in fair value of interest rate swaps	1,414	2,408
Unrealized depreciation on investments	(133)	(22)

Comprehensive loss	$(41,556)	$(82,027)

5. EXIT COSTS AND RESTRUCTURING CHARGES
Total exit costs and restructuring charges for the three and six months ended June 30, 2008 and June 30, 2007 were comprised of the following (dollars in thousands):

	Three months ended June 30,
	2008	2007
Exit costs for excess facilities	$747	$819
Recoveries, net	—	(3,124)

	747	(2,305)
Severance and retention	16	77

Total	$763	$(2,228)

	Six months ended June 30,
	2008	2007
Exit costs for excess facilities	$537	$5,043
Recoveries, net	—	(3,124)

	537	1,919
Severance and retention	16	145

Total	$553	$2,064

During the three and six months ended June 30, 2008, the Company recorded exit costs of $0.7 million and $0.5 million, respectively, primarily from revisions to the amount of estimated cash flows from leased properties in Pennsylvania, Maryland and New York.
During the three and six months ended June 30, 2007, the Company recorded exit costs of $0.8 million and $5.0 million, respectively, primarily due to the early termination of a lease in New Jersey and revisions to the amount of estimated cash flows from leased properties in Pennsylvania and New York. In addition, in April 2007, the Company reached a settlement for damages incurred by RCN relating to space that RCN had exited in 2002. At the time the Company exited the property, the abandoned property, plant and equipment was recorded in “exit costs and restructurings”. Therefore, the portion of the settlement relating to the abandoned property, plant and equipment, $4.3 million, was recorded in “exit costs and restructurings” during the three months ended June 30, 2007, net of legal fees incurred of $1.2 million.
The following table presents the activity in the lease fair value and exit cost liability accounts for the six months ended June 30, 2008 (dollars in thousands):

	Lease Fair
	Value	Exit Costs	Total
Balance, December 31, 2007	3,345	9,737	13,082
Additional accrued costs	(3)	388	385
Amortization	(324)	(1,111)	(1,435)

Balance, June 30, 2008	3,018	9,014	12,032
Less current portion	647	2,198	2,845

Long-term portion June 30, 2008	$2,371	6,816	9,187

The current portion of these liabilities is “accrued expenses and other liabilities” on the balance sheet and the long-term portion is included in other long-term liabilities.
6. PROPERTY, PLANT AND EQUIPMENT
The significant components of property, plant and equipment, as well as average estimated lives, are as follows at June 30, 2008 and December 31, 2007 (dollars in thousands):

		June 30,	December 31,
	Useful Life	2008	2007

Telecommunications plant	5-22.5 years	$1,074,232	$1,027,418
Indefeasible rights of use	5-15 years	84,539	84,456
Computer equipment	3-5 years	62,555	64,316
Buildings, leasehold improvements and land	0-30 years	53,043	45,810
Furniture, fixtures and vehicles	3-10 years	26,388	28,070
Construction materials and other	5-10 years	57,639	46,242

Total property, plant and equipment		1,358,396	1,296,312
Less: accumulated depreciation		(587,053)	(502,905)

Property, plant and equipment, net		$771,343	$793,407

Depreciation is recorded using the straight-line method over the estimated useful lives of the various classes of depreciable property. Leasehold improvements are amortized over the lesser of the life of the lease or its estimated useful life. Depreciation expense was $44.1 million and $88.7 million for the three and six months ended June 30, 2008, respectively and $42.6 million and $84.9 million for the three and six months ended June 30, 2007, respectively.
7. INTANGIBLE ASSETS
Intangible assets consist of the following at June 30, 2008 and December 31, 2007 (dollars in thousands):

		June 30, 2008		December 31, 2007
		Gross		Gross
		Carrying	Accumulated	Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization

Customer relationships	4 - 10 years	$99,572	$(59,166)	$97,472	$(50,160)
Trademarks/tradenames	5 years	13,573	(9,611)	13,573	(8,263)
Software	3 years	300	(271)	300	(253)

Subtotal		$113,445	$(69,048)	$111,345	$(58,676)
Franchises	Indefinite life	54,842	—	54,842	—

Total intangible assets		$168,287	$(69,048)	$166,187	$(58,676)

As a result of the acquisition of NEON and the preliminary results of a valuation being completed by independent appraisers, the fair value of customer contracts was increased by $2.1 million and the useful lives of such customer contracts were adjusted from 3 years to an estimated 10 years. As a result of this change in the estimated useful life, a cumulative reduction to amortization expense totaling $3.8 million was made during the three months ended June 30, 2008. Amortization expense was $3.0 million and $10.4 million for the three and six months ended June 30, 2008, respectively and $4.9 million and $9.7 million for the three and six months ended June 30, 2007, respectively. Expected amortization expense of finite-lived intangible assets over each of the next five years is as follows (dollars in thousands):

Year ending June 30,

2009	$14,596
2010	5,582
2011	3,562
2012	3,392
2013	3,392
Thereafter	13,873

8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt at June 30, 2008 and December 31, 2007 consisted of the following (dollars in thousands):

	June 30,	December 31,
	2008	2007

First-Lien Term Loan	$713,296	$716,899
Revolving Line of Credit	25,000	25,000
Capital Leases	2,981	3,046

Total	741,277	744,945
Due within one year	7,345	7,338

Total Long-Term Debt	$733,932	$737,607

At June 30, 2008, contractual annual maturities of long-term debt and capital lease obligations over the next five years were as follows (dollars in thousands):

Contractual Maturities	Amount
For the year ending June 30, 2009	$7,345
2010	7,360
2011	7,376
2012	7,394
2013	7,414
Thereafter	704,388

Total	$741,277

The following is a description of the Company’s debt and the significant terms contained in the related agreements.
First-Lien Credit Agreement
The Company’s credit agreement with Deutsche Bank, as Administrative Agent, and certain syndicated lenders (“First-Lien Credit Agreement”) provides for term loans to the Company in the aggregate principal amount of $720 million, and a $75 million revolving line of credit, all of which can be used as collateral for letters of credit. Approximately $44.6 million of the revolving line of credit is currently utilized to support outstanding letters of credit relating to our surety bonds, real estate lease obligations, right of way obligations, and license and permit obligations. An additional $25 million of the revolving line of credit was drawn down to purchase NEON. The obligations of the Company under the First-Lien Credit Agreement are guaranteed by all of its operating subsidiaries and are secured by substantially all of the Company’s assets.
The term loan bears interest at the Administrative Agent’s prime lending rate plus an applicable margin or at the Eurodollar rate plus an applicable margin, based on the type of borrowing elected by the Company. The effective rate at June 30, 2008 was 6.2% (including the effect of the interest rate swaps discussed in Note 9).
The First-Lien Credit Agreement requires the Company to maintain a Secured Leverage Ratio not to exceed 5.00:1 through June 30, 2008. The Secured Leverage Ratio thereafter declines periodically, eventually reaching 3.00:1 and continues at that rate from December 31, 2012 until maturity in May 2014. The First-Lien Credit Agreement also contains certain covenants that, among other things and subject to certain exceptions and qualifications, limit the ability of the Company and its subsidiaries to incur indebtedness, create liens on their assets, make particular types of investments or other restricted payments, engage in transactions with affiliates, acquire assets, utilize proceeds from asset sales for purposes other than debt reduction (except for limited exceptions for reinvestment in the business), merge or consolidate or sell substantially all of the Company’s assets.
The Company is in compliance with all covenants under the First-Lien Credit Agreement as of the date of this filing.

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
During May 2007, the Company entered into three interest rate swap agreements with an initial notional amount of $345 million to partially mitigate the variability of cash flows due to changes in the Eurodollar rate, specifically related to interest payments on its First-Lien term loans. The interest rate swap agreements have a seven year term with an amortizing notional amount which adjusts down on the dates payments are due on the underlying term loan. Under the terms of the swap agreements, on specified dates, the Company makes payments calculated using a fixed rate of 5.319% plus the applicable margin, and receives payments equal to 3-month LIBOR. These interest rate swap agreements qualify for hedge accounting using the short-cut method since the swap terms match the critical terms of the hedged debt. Accordingly, these agreements had no net effect on the Company’s results of operations for the three and six months ended June 30, 2008. As of June 30, 2008, the swap agreements had a negative fair value of $18.4 million and the notional amount was $341.1 million.
10. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), that relate to our financial assets and financial liabilities as discussed in Note 2. The effect of adopting this standard was not significant. SFAS 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below:
•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions
The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. The company’s financial liabilities that are accounted for at fair value on a recurring basis consist of the interest rate exchange agreements discussed above and are valued using Level 2 inputs.
11. STOCKHOLDERS’ EQUITY AND STOCK PLANS
Income (Loss) Per Share
Basic earnings per share (“EPS”) is computed by dividing the income available to common stockholders by the average weighted number of shares of common stock outstanding during the period.
The computation of weighted average shares outstanding for the dilutive EPS calculation includes the number of additional shares of common stock that would be outstanding if all dilutive potential common stock equivalents would have been issued. For the three and six months ended June 30, 2008 and 2007, all potential common stock equivalents would have been antidilutive, so the average weighted common shares for the basic EPS computation is equal to the weighted average common shares used for the diluted EPS computation.
The following table shows the securities outstanding at June 30, 2008 and 2007 that could potentially dilute basic EPS in the future and the number of shares of common stock represented by, or underlying, such securities.

	2008	2007
Options	5,057,814	3,834,318
Warrants	8,018,276	8,018,276
Unvested restricted stock	198,662	566,791
Restricted stock units	696,219	—

Total	13,970,971	12,419,385

Common Stock and Dividends
On May 25, 2007, the Company issued 5,328,521 warrants to purchase shares of common stock with an exercise price equal to $25.16 (subject to adjustment) to the former holders of its Second-Lien Convertible Notes. Following the adjustments caused by the special dividend discussed below, each warrant is currently exercisable for approximately 1.50478 shares of common stock (an aggregate of 8,018,276 shares) at a price per share of $16.72. All of these warrants were outstanding as of June 30, 2008 and expire on June 21, 2012.
Also on May 25, 2007, the Company declared a dividend of $9.33 per share of outstanding common stock, or approximately $347.3 million. This dividend was paid on June 11, 2007, and excluded an additional amount of $4.5 million in dividends to be paid upon vesting of employee restricted stock granted prior to the dividend date. As of June 30, 2008, approximately $1.7 million of such dividend remains to be paid upon vesting of employee restricted stock.
Stock Repurchase Program
During the second quarter of 2007, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock pursuant to a stock repurchase program meeting the requirement of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Under this program, the Company repurchased 261,600 shares at a weighted average price of $13.88 totaling $3.6 million in the third quarter of 2007. These shares were retired. In addition, the Company repurchased 230,000 shares at a weighted average price of $11.94 totaling $2.7 million in the second quarter of 2008. These shares were also retired. As of June 30, 2008, approximately $18.6 million remains authorized for repurchases under the stock repurchase program.
Stock-Based Compensation
The RCN Stock Compensation Plan (the “Stock Plan”) currently allows for the issuance of up to 8,327,799 shares of the Company’s stock in the form of stock options, restricted stock and restricted stock units. As of June 30, 2008, there were 693,690 shares available for grant under the Stock Plan.
The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the Company to recognize expense for stock-based compensation issued to employees, net of estimated forfeitures, using a fair value method. When estimating forfeitures, the Company considers voluntary termination behavior as well as actual option forfeitures. Any adjustments to the forfeiture rate result in a cumulative adjustment in compensation cost in the period the estimate is revised.
Compensation expense recognized related to restricted stock awards, restricted stock units and stock option awards are summarized in the table below (in millions of dollars):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Restricted stock awards	$597	$2,449	$1,528	$4,887
Restricted stock units	910	—	1,117	—
Stock options	2,777	4,064	6,280	6,881

Total stock-based compensation expense	$4,284	$6,513	$8,925	$11,768

As of June 30, 2008, total unamortized stock-based compensation expense related to stock options, restricted stock, and restricted stock units totaled $19.0 million, which includes $1.0 million of incremental expense as a result of the modification discussed below. The unamortized expense of $19.0 million will be recognized through the second quarter of 2011. The Company expects to recognize approximately $5.5 million for the remainder of 2008 as well as $7.6 million, $4.8 million, and $1.1 million in compensation expense in the years ended December 31, 2009, 2010 and 2011, respectively based on outstanding grants under the Stock Plan as of June 30, 2008.

Stock Options
Stock options may be granted as either non-qualified stock options or incentive stock options. Substantially all of the options become exercisable in three equal annual installments, and generally expire seven years from the grant date.
The following table summarizes the Company’s option activity during the six months ended June 30, 2008 and 2007:

		2008			2007
			Weighted
		Weighted	average	Aggregate		Weighted
		Average	remaining	intrinsic		Average
	Number	Exercise	contractual life	value	Number	Exercise
	of Shares	Price	(in years)	(in millions)	of Shares	Price
Awards Outstanding at January 1	3,884,652	$15.58			2,963,674	$23.37
Granted	1,331,566	11.22			—	—
Exercised	(4,716)	12.36			(249,677)	19.69
Forfeitures	(153,688)	14.92			(207,478)	22.35
Adjustment					1,327,799	15.57

Awards Outstanding at June 30	5,057,814	$14.41	4.42	$—	3,834,318	$15.58
Awards Exercisable at June 30	3,234,457	$15.41	3.34	$—	2,283,819	$15.77

During the three months ended June 30, 2007, the total intrinsic value of stock options exercised was $1.6 million. There were no stock options exercised during the three months ended June 30, 2008. During the six months ended June 30, 2008 and June 30, 2007, the total intrinsic value of stock options exercised was minimal and $1.7 million, respectively. Cash received from stock options exercised during the three months ended June 30, 2007 was $4.5 million. Cash received from stock options exercised during the six months ended June 30, 2008 and June 30, 2007 was $0.1 million, and $4.9 million, respectively.
In connection with the special dividend declared in May 2007 of $9.33 per share, the Compensation Committee of the Board of Directors approved antidilution adjustments to outstanding stock option awards. Outstanding stock option awards were adjusted on June 12, 2007 (the ex-dividend date) by reducing the exercise price and increasing the number of shares issuable upon the exercise of each option, in accordance with safe harbor provisions of Section 409A of the Internal Revenue Code, such that the aggregate difference between the market price and exercise price multiplied by the number of shares issuable upon exercise was substantially the same immediately before and after the payment of the special dividend. The antidilution modification made with respect to such options resulted in a decrease in the weighted average exercise price from $23.69 to $15.58 and an increase in the aggregate number of shares issuable upon exercise of such options by 1,327,799 shares. Since the Stock Plan permits, but does not require, antidilution modifications, SFAS 123R requires a comparison of the fair value of each award immediately prior to and after the date of modification, assuming the value immediately prior to modification contains no antidilution protection, and the value immediately after modification contains full antidilution protection. This comparison resulted in an aggregate difference of $14.2 million despite the fact that the aggregate difference between the market price and exercise price multiplied by the number of shares issuable upon exercise was substantially the same immediately before and after the modification. Approximately $9.9 million and $2.9 million of the additional $14.2 million expense was recorded in 2007 and during the six months ending June 30, 2008, respectively.
The following table summarizes additional information regarding outstanding and exercisable options at June 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		average	Weighted		Weighted
Exercise price	Number	remaining	average		average
of	outstanding	contractual	exercise	As of	exercise price
options	at 6/30/2008	life (years)	price	6/30/2008	per option
$11.22	1,307,118	6.70	$11.22	—	$11.22
$12.36	512,424	3.90	$12.36	512,424	$12.36
$13.79	1,441,388	3.90	$13.79	1,441,388	$13.79
$14.29	264,021	4.41	$14.29	197,045	$14.29
$14.39	239,245	6.17	$14.39	52,359	$14.39
$16.63	121,739	4.74	$16.63	81,158	$16.63
$17.42	406,114	4.93	$17.42	273,966	$17.42
$19.78	134,877	5.43	$19.78	45,229	$19.78
$20.68	630,888	3.50	$20.68	630,888	$20.68

$11.22 – $20.68	5,057,814	4.85	$14.41	3,234,457	$15.41

The Company values its stock options using both the Black Scholes and Lattice Model valuation methods. Expected volatility is based on the historical volatility of the price of several similarly sized cable and telecommunications companies over the past four years. The Company uses historical information to estimate award exercise and forfeitures within the valuation model. The expected term of awards is derived from an analysis of the historical average holding periods and represents the period of time that options granted are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The following table summarizes the weighted average valuation assumptions used in the Black Scholes valuation for stock options awarded during the six months ending June 30, 2008:

Fair Value	$5.19
Dividend yield	0%
Expected volatility	53.4%
Risk-free interest rate	2.7%
Expected life (in years)	4.5
The following table summarizes the weighted average valuation assumptions used in the Lattice valuation for stock options awarded during the six months ending June 30, 2008:

Fair Value	$4.53
Dividend yield	0%
Expected volatility	53.4%
Risk-free interest rate	2.7%
Expected life (in years)	3.4
Unamortized stock-based compensation expense for stock option awards at June 30, 2008 totaled $8.6 million and will be amortized through the second quarter of 2011.
Restricted Stock Awards
Restricted Stock Awards (“RSAs”) generally vest over a three-year period. Certain executives have been awarded RSAs that are performance-based and vest over a three-year period subject to meeting performance goals established by the Board of Directors. The fair value of each RSA granted is equal to the market price of the Company’s stock at the date of grant.
The following table summarizes the Company’s RSA activity during the six months ended June 30, 2008 and 2007:

	2008		2007
		Weighted		Weighted
	Number	average fair	Number	average fair
	of Shares	value per share	of Shares	value per share
Nonvested, January 1	437,482	$26.50	599,159	$25.25
Granted	—	—	220,000	27.27
Vested	(219,062)	25.16	(246,219)	24.28
Forfeited	(19,758)	27.14	(6,149)	30.10

Nonvested, June 30	198,662	$27.92	566,791	$26.41

During the three months ended June 30, 2008 and June 30, 2007, the Company recorded compensation expense related to RSA grants totaling $0.6 million and $2.4 million, respectively. Compensation expense recorded for performance-based restricted stock is based on the Company’s projected performance relative to the Board-established performance goals. Unamortized stock-based compensation expense at June 30, 2008 for restricted stock grants totaled $4.0 million and will be amortized through the first quarter of 2010.

Restricted Stock Units
In addition to stock options and restricted stock awards, beginning in 2008, the Company issued stock-based compensation to employees in the form of restricted stock units (“RSUs”), which are grants of a contractual right to receive future value delivered in the form of RCN common stock. These awards generally entitle employees to receive at the end of each vesting period (annual vesting over a three-year period) one share of common stock for each RSU granted, conditioned on continued employment throughout each annual vesting period. Certain executives have been awarded RSUs that are performance-based and vest over a three-year period subject to meeting performance goals established by the Board of Directors. In addition, during the three and six months ended June 30, 2008, the Company issued 19,521 and 69,521 RSUs, respectively to its Board of Directors of which 16,243 vested on July 1, 2008 and 53,278 will vest on January 1, 2009.
The following table summarizes the Company’s RSU activity during the six months ended June 30, 2008:

	2008
		Weighted
	Number	average
	of Shares	grant price
Nonvested, January 1	—	$—
Granted	700,717	11.24
Vested	—	—
Forfeited	(4,498)	11.22

Nonvested, June 30	696,219	$11.26

Compensation expense for RSUs is recognized for the awards that are expected to vest. The expense is based on the fair value of the awards on the date of grant recognized on a straight-line basis over the requisite service period, which is generally a three-year period for employees and one-year period for the Board of Directors. Compensation expense recorded for performance-based RSUs is based on the Company’s projected performance relative to the Board-established performance goals. During the three months ended June 30, 2008, the Company recorded compensation expense related to RSU grants totaling $0.9 million. Unamortized stock-based compensation expense for RSU grants at June 30, 2008 totaled $6.4 million and will be amortized through the second quarter of 2011.
12. INCOME TAXES
For the three and six months ended June 30, 2008, the Company’s provision for income taxes was $0. For the three and six months ended June 30, 2007, the Company’s provision for income taxes was $0 and $0.5 million, respectively, all of which was attributable to changes in the deferred tax liability provided for the Company’s indefinite-lived intangibles. As of June 30, 2008, the Company’s net deferred tax liability was $22.8 million.
The Company’s domestic effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, foreign taxes, state income taxes and changes in the valuation allowance for deferred income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The reversal of the valuation allowance that existed at the fresh start date, which would have benefited earnings under SFAS No. 109, “Accounting for Income Taxes” is instead recorded as a reduction of intangibles. Once intangibles are reduced to $0, any remaining realization of pre-fresh start net deferred tax assets will be recorded as an increase to additional paid-in capital. This treatment does not result in any change in liabilities to taxing authorities or in cash flows.
With few exceptions, periods ending after December 31, 2003 are subject to U.S., state and local income tax examinations by tax authorities.

13. COMMITMENTS AND CONTINGENCIES
Rent Expense
Total rental expense (net of sublease income of $0.5 million and $0.3 million for the three months ended June 30, 2008 and 2007, respectively) primarily for facilities, was $4.3 million and $3.6 million for the three months ended June 30, 2008 and 2007, respectively. Total rental expense (net of sublease income of $0.9 million and $0.7 million for the six months ended June 30, 2008 and 2007, respectively) primarily for facilities, was $8.5 million and $7.4 million for the six months ended June 30, 2008 and 2007, respectively.
Letters of Credit
The Company had outstanding letters of credit in an aggregate face amount of $44.6 million as of June 30, 2008.
Guarantees
The Company is a guarantor on the remaining lease payments on three leases for buildings that were used in the former San Francisco, California operations totaling $14.6 million at June 30, 2008.
Self Insurance
The Company is self-insured on its largest employee medical plan, which covers approximately 60% of its employees, and for its casualty insurance coverage (subject to certain limitations). The liabilities are established on an actuarial basis, with the advice of consulting actuaries, and totaled $5.1 million and $5.0 million at June 30, 2008 and December 31, 2007, respectively. The liability is included in “accrued expenses and other liabilities” on the condensed consolidated balance sheets.

14. FINANCIAL DATA BY BUSINESS SEGMENT
The Company’s reportable segments consist of (i) the Residential / SMB unit, and (ii) the RCN Metro unit. In evaluating the profitability of these segments, the components of net income (loss) below operating income (loss) before depreciation and amortization, stock-based compensation and any exit costs or restructuring charges are not separately evaluated by the Company’s management. RCN Metro results for 2008 periods include the acquisition of NEON which occurred in November 2007. Financial data by business segment is as follows (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007

Net Operating Revenues: (1)
Residential/SMB (1)	$141,888	$139,191	$281,135	$273,670
RCN Metro (1)	42,464	19,962	83,032	38,820

Total	$184,352	$159,153	$364,167	$312,490

Operating Expenses: (2)
Residential/SMB (2)	$151,708	$151,972	$302,840	$307,639
RCN Metro (2)	37,763	17,410	79,169	35,586

Total	$189,471	$169,382	$382,009	$343,225

Operating (Loss) Income:
Residential/SMB	$(9,820)	$(12,781)	$(21,705)	$(33,969)
RCN Metro	4,701	2,552	3,863	3,234

Total	$(5,119)	$(10,229)	$(17,842)	$(30,735)

Depreciation and Amortization:
Residential/SMB	$41,285	$45,588	$83,290	$90,936
RCN Metro	5,830	1,934	15,782	3,660

Total	$47,115	$47,522	$99,072	$94,596

Exit Costs and Restructuring Charges:
Residential/SMB	$558	$(2,158)	$348	$1,976
RCN Metro	205	(70)	205	88

Total	$763	$(2,228)	$553	$2,064

Capital Expenditures:
Residential/SMB	$26,590	$25,242	$53,572	$41,870
RCN Metro	6,044	6,266	13,420	10,691

Total	$32,634	$31,508	$66,992	$52,561

(1)	All revenues reported for the individual segments are from external customers.

(2)	Operating expenses include stock-based compensation expense totaling $3.3 million for Residential/SMB and $1.0 million for RCN Metro for the three months ended June 30, 2008, and $5.7 million for Residential/SMB and $0.8 million for RCN Metro for the three months ended June 30, 2007. Operating expenses include stock-based compensation expense totaling $6.9 million for Residential/SMB and $2.0 million for RCN Metro for the six months ended June 30, 2008, and $10.3 million for Residential/SMB and $1.4 million for RCN Metro for the six months ended June 30, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for the six months ended June 30, 2008 contained in this Quarterly Report on Form 10-Q (the “Report”), and with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC” or the “Commission”) on March 11, 2008, as amended on March 26, 2008.
Overview
RCN is a facilities-based, competitive broadband telecommunications services provider, delivering video, high-speed data and voice services to Residential and Small and Medium Business (“SMB”) customers under the brand names of RCN and RCN Business Services, respectively. In addition, through our RCN Metro Optical Networks business unit, we deliver fiber-based high-capacity data transport services to large commercial customers, primarily large enterprises and carriers, targeting the metropolitan central business districts in our geographic markets. We operate our own networks primarily in the Northeast and Mid-Atlantic states, and Chicago. The main metro and suburban areas where we operate include: Washington, D.C., Philadelphia and Lehigh Valley, New York City, Boston, and Chicago.
RCN and RCN Business Services pass over 1.3 million addressable homes, and approximately 300,000 small and medium businesses. We currently have licenses to provide video, data, and voice services to over 5 million licensed homes in our footprint. We serve approximately 424,000 residential and small and medium business customers.
RCN Metro also has numerous points of presence in other key cities from Richmond, Virginia to Portland, Maine as our fiber network continues to expand. RCN Metro serves over 1,200 on-net points of presence with its own fiber facilities, providing connectivity to commercial buildings, private networks, telecommunications carrier meet points, and local exchange central offices owned and operated by other carriers. RCN Metro’s network has nearly 6,500 route miles, with hundreds of additional commercial buildings near our network, and over 300,000 fiber strand miles, demonstrating the fiber-rich nature of our metro and intercity rings.
Subsequent to our acquisition of NEON Communications Group, Inc. (“NEON”) in November 2007, management reorganized our business into two key segments: (i) Residential / SMB and (ii) RCN Metro. There is substantial managerial, network, operational support and product overlap between the Residential and SMB businesses and, as a result, we have historically reported these two businesses as one segment. RCN Metro, however, is managed separately from the other two business units, with separate network operations, engineering, and sales personnel, as well as separate systems, processes, products, customers and financial measures. Management of RCN’s two key businesses is now unified only at the most senior executive levels of RCN. Therefore, beginning with our 2008 results of operations, the financial results of the RCN Metro business unit are being reported as a separate segment in accordance with the requirements of SFAS 131, “Disclosures about segments of an enterprise and related information” and applicable SEC regulations.
The comparability of our results of operations for the three and six months ended June 30, 2008 with earlier periods is significantly impacted by the acquisition of NEON, the sale of our San Francisco, California assets in March 2007, and the subsequent exit of our operations in the Los Angeles, California market during 2007. The accompanying unaudited condensed consolidated results of operations and statements of cash flows for all periods presented in this Report include the results for the two California markets as “discontinued operations” and the assets and liabilities related to these markets are classified as held for sale on the consolidated balance sheets. NEON results are included in our consolidated results only after the closing date, November 13, 2007. The NEON transaction resulted in the acquisition of a fiber optic network which consists of approximately 4,800 route miles, over 230,000 fiber miles, 22 co-location facilities, and more than 200 points of presence from Maine to Virginia. To provide better comparisons of operating results in light of the NEON transaction, the discussion below provides certain pro forma amounts, in addition to actual results, when comparing our three and six months ended June 30, 2008 to the same periods in 2007. Pro forma basis means that the results are discussed as if NEON was owned throughout the periods presented including the impact of adjustments made to eliminate certain deferred revenue amortization and deal related costs from historical NEON results.
The consolidated financial statements include the accounts of RCN and its consolidated subsidiaries. All intercompany transactions and balances among consolidated entities have been eliminated.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007

Revenues	$184,352	$159,153	$364,167	$312,490
Costs and expenses:
Direct expenses	68,059	55,649	133,915	110,041
Selling, general and administrative (including stock-based compensation of $4,284, $6,513, $8,925, and $11,768)	73,534	68,439	148,469	136,524
Exit costs and restructuring charges	763	(2,228)	553	2,064
Depreciation and amortization	47,115	47,522	99,072	94,596

Operating loss	(5,119)	(10,229)	(17,842)	(30,735)

Investment income	953	2,840	2,062	4,734
Interest expense	(12,516)	(6,885)	(26,984)	(11,084)
Loss on early extinguishment of debt	—	(63,928)	—	(63,928)
Other income (expense), net	31	(1,303)	(91)	(1,442)

Loss from continuing operations before income taxes	(16,651)	(79,505)	(42,855)	(102,455)
Income tax benefit	—	—	—	(511)

Net loss from continuing operations	(16,651)	(79,505)	(42,855)	(101,944)
(Loss) income from discontinued operations, net of tax	—	(260)	—	1,787
Gain on sale of discontinued operations, net of tax	—	—	—	15,744

Net loss	$(16,651)	$(79,765)	$(42,855)	$(84,413)

Consolidated Operating Results
Consolidated Revenues
Consolidated revenue increased $25.2 million, or 15.8%, and $51.7 million, or 16.5%, for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 largely due to the acquisition of NEON. Revenue during the three months ended June 30, 2007 includes a $4.4 million benefit related to a reciprocal compensation agreement. On a pro forma basis and excluding the $4.4 million benefit, consolidated revenue increased $11.9 million, or 6.9%, and $20.3 million, or 5.9%, for the three and six months ended June 30, 2008, respectively, primarily due to an increase in the number of customers in the Residential and SMB segment and higher transport revenues in the RCN Metro segment.
Consolidated Direct Expenses
Consolidated direct expenses increased $12.4 million, or 22.3%, and $23.9 million, or 21.7%, for the three and six months ended June 30, 2008 compared to the same periods in 2007 primarily due to the incremental expenses associated with NEON. During the three months ended June 30, 2007, direct expenses included a net benefit of $0.7 million consisting of a favorable vendor settlement partially offset by an increase in franchise fees identified during an audit. On a pro forma basis and excluding the $0.7 million net benefit, consolidated direct expenses increased $5.5 million, or 8.8%, and $9.2 million, or 7.4%, for the three and six months ended June 30, 2008 compared to the same periods in 2007 due primarily to increases in customers and revenue for both the Residential/SMB and RCN Metro segments, as well as an increase in the average programming cost per subscriber in the Residential /SMB segment.

Consolidated Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses (“SG&A”) increased $5.1 million, or 7.4% and $11.9 million, or 8.7% for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007, primarily due to the incremental expenses associated with NEON. On a pro forma basis, and excluding stock-based compensation, SG&A remained flat and decreased $0.3 million, or 0.2%, for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007, primarily reflecting a decline in general and administrative expenses due to the integration and synergies achieved with the NEON acquisition, partially offset primarily by an increase in sales and marketing and bad debt expenses.
Segment Operating Results
To measure the performance of our operating segments, we use operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges. This measure eliminates the significant level of non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations, as well as non-cash stock-based compensation and other special items such as exit costs and other restructuring charges. We use this measure to evaluate our consolidated operating performance and the performance of our operating segments, and to allocate resources and capital. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use this metric to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”) in the business segment footnote to our consolidated financial statements (see Note 14). You should not consider this measure a substitute for operating income (loss), net income (loss), net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.
Residential / SMB Segment Operating Results

	Residential/Small Business
	For the three months ended June 30,
			Fav(unfav)
	2008	2007	Variance	Var %
Revenue:

Video	$72,496	67,545	4,951	7.3%
Data	35,784	33,029	2,755	8.3%
Voice	28,983	29,214	(231)	(0.8%)
Recip Comp/Other	4,625	9,403	(4,778)	(50.8%)

Total Revenue	141,888	139,191	2,697	1.9%

Direct expenses	51,474	48,248	(3,226)	(6.7%)
Selling, general and administrative (excluding stock-based compensation)	55,073	54,574	(499)	(0.9%)

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$35,341	$36,369	$(1,028)	(2.8%)

Reconciliation to Operating Loss

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$35,341	$36,369
Less: Stock-based compensation	3,318	5,720
Less: Depreciation and amortization	41,285	45,588
Less: Exit costs and restructuring charges	558	(2,158)

Operating loss	$(9,820)	$(12,781)

	Residential/Small Business
	For the six months ended June 30,
			Fav(unfav)
	2008	2007	Variance	Var %
Revenue:

Video	$143,706	$134,755	$8,951	6.6%
Data	70,570	65,507	5,063	7.7%
Voice	57,951	58,982	(1,031)	(1.7%)
Recip Comp/Other	8,908	14,426	(5,518)	(38.3%)

Total Revenue	281,135	273,670	7,465	2.7%

Direct expenses	101,238	94,952	(6,286)	(6.6%)
Selling, general and administrative (excluding stock-based compensation)	111,015	109,427	(1,588)	(1.5%)

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$68,882	$69,291	$(409)	(0.6%)

Reconciliation to Operating Loss

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$68,882	$69,291
Less: Stock-based compensation	6,949	10,348
Less: Depreciation and amortization	83,290	90,936
Less: Exit costs and restructuring charges	348	1,976

Operating loss	$(21,705)	$(33,969)

Residential / SMB Revenues
Residential/SMB revenue increased $2.7 million, or 1.9%, and $7.5 million, or 2.7%, for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007. Excluding a $4.4 million benefit related to a reciprocal compensation agreement recognized during the three months ended June 30, 2007, residential/SMB revenue increased $7.1 million, or 5.3%, and $11.9 million, or 4.4%, during the three and six months ended June 30, 2008 as compared to the same periods in 2007. The increases are primarily due to an increase in the average number of customers. Customers increased by approximately 15,000, or 3.7%, from June 30, 2007 to June 30, 2008 primarily due to increased sales opportunities generated through investments in new and rebuilt homes, and increased focus on sales and marketing to SMB customers. Total Revenue Generating Units (“RGUs”) grew by approximately 36,000, or 4%, from June 30, 2007 to June 30, 2008, driven primarily by overall customer increases, with data RGU growth outpacing both video and voice RGU growth, consistent with industry trends. Average revenue per customer (“ARPC”) increased slightly due to growth in average revenue per video RGU and increased high-speed data penetration, partially offset by declines in average revenue per voice and data RGU. The increase in average revenue per video RGU was driven mainly by our annual video rate increase, which partially mitigates the impact of annual increases in programming costs, as well as increased customer purchases of value added products and services such as our digital set-top, high definition (“HD”) and digital video recorder (“DVR”) boxes, digital programming tier and premium channels. The decrease in average revenue per voice RGU was due to overall market pricing trends, where voice prices have consistently decreased over the past several years. The decrease in average revenue per data RGU was primarily due to an increase in the percentage of data RGUs representing lower-speed data plans, which has increased since RCN introduced these plans last year.

Residential / SMB Metrics[4]	June 30, 2008	June 30, 2007

Video RGUs [1]	363,000	355,000
Data RGUs [1]	295,000	270,000
Voice RGUs [1]	250,000	248,000

Total RGUs [1]	909,000	873,000

Customers [2]	424,000	409,000
ARPC [3]	$110	$109

(1)	RGUs are all video, high-speed data, and voice connections provided to residential households and SMB customers. Dial-up Internet and long distance voice services are not included. Additional telephone lines are each counted as an RGU, but additional room outlets for video service are not counted. For bulk arrangements in residential multiple dwelling units (“MDUs”), including dormitories, the number of RGUs is based on the number of video, high-speed data and voice connections provided and paid for in that MDU. Commercial structures such as hotels and offices are counted as one RGU regardless of how many units are in the structure. Delinquent accounts are generally disconnected and no longer counted as RGUs after a set period of time in accordance with our credit and disconnection policies. RGUs may include customers receiving some services for free or at a reduced rate in connection with promotional offers or bulk arrangements. RGUs provided free of charge under courtesy account arrangements are not counted, but additional services paid for are counted.

(2)	A “Customer” is a residential household or SMB that has at least one paid video, high-speed data or local voice connection. Customers with only Dial-up Internet or long distance voice service are not included. For bulk arrangements in residential MDUs, including dormitories, each unit for which service is provided and paid for is counted as a Customer. Commercial structures such as hotels and offices are counted as one Customer regardless of how many units are in the structure. Delinquent accounts are generally disconnected and no longer counted as Customers after a set period of time in accordance with our credit and disconnection policies.

(3)	ARPC is total revenue for a given monthly period (excluding Dial-up Internet, reciprocal compensation and certain commercial revenue) divided by the average number of Customers for the period.

(4)	In connection with our transition to segment reporting, effective January 1, 2008 we have reclassified certain customers, RGUs and revenue related to our RCN Metro business unit, such that they are no longer included in our reported Residential and SMB metrics. The impact on customers and RGUs is de minimis, and the impact on ARPC would be to reduce historical reported amounts by approximately $1. Therefore, this change will only be reflected for periods after January 1, 2008, and historical results will remain as previously presented.

Residential / SMB Direct Expenses
Direct expenses increased $3.2 million, or 6.7%, and $6.3 million, or 6.6%, for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007. During the three months ended June 30, 2007, direct expenses include a $0.7 million net benefit consisting of $2.2 million in favorable vendor settlements, offset by higher franchise fees of $1.5 million due to a franchise audit. Excluding this net benefit, direct expenses increased by $2.5 million, or 5.2%, and $5.6 million, or 5.8%, for the three and six months ended June 30, 2008 compared to the same periods in 2007, primarily due to increases in the average programming cost per subscriber and higher average video RGUs.
Residential / SMB Selling, General and Administrative Expenses
SG&A decreased by $1.9 million, or 3.2%, and $1.8 million, or 1.5%, for the three and six months ended June 30, 2008 as compared to the same periods in 2007. Excluding stock-based compensation expense, SG&A increased $0.5 million, or 0.9%, and $1.6 million, or 1.5%, for the three and six months ended June 30, 2008 as compared to the same periods in 2007, primarily due to an increase in bad debt expense, sales and marketing expenses, legal and litigation-related costs, and property taxes. Offsetting these increases were reductions in facilities, customer care and other general and administrative expenses.
RCN Metro Optical Networks Operating Results

	RCN Metro
	For the three months ended June 30,
			Fav(unfav)
	2008	2007	Variance	Var %
Revenue:

Transport Services	$26,595	$8,612	$17,983	208.8%
Data and Internet Services	6,705	5,199	1,506	29.0%
Leased Services	7,821	5,313	2,508	47.2%
Other	1,343	838	505	60.3%

Total Revenue	42,464	19,962	22,502	112.7%

Direct expenses	16,585	7,402	(9,183)	(124.1%)
Selling, general and administrative (excluding stock-based compensation)	14,178	7,351	(6,827)	(92.9%)

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$11,701	$5,209	$6,492	124.6%

Reconciliation to Operating Loss

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$11,701	$5,209
Less: Stock-based compensation	965	793
Less: Depreciation and amortization	5,830	1,934
Less: Exit costs and restructuring charges	205	(70)

Operating income	$4,701	$2,552

	RCN Metro
	For the six months ended June 30,
			Fav(unfav)
	2008	2007	Variance	Var %
Revenue:

Transport Services	$51,646	$16,462	$35,184	213.7%
Data and Internet Services	13,032	10,197	2,835	27.8%
Leased Services	15,814	9,671	6,143	63.5%
Other	2,540	2,490	50	2.0%

Total Revenue	83,032	38,820	44,212	113.9%

Direct expenses	32,676	15,089	(17,587)	(116.6%)
Selling, general and administrative (excluding stock-based compensation)	28,530	15,329	(13,201)	(86.1%)

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$21,826	$8,402	$13,424	159.8%

Reconciliation to Operating Loss

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$21,826	$8,402
Less: Stock-based compensation	1,976	1,420
Less: Depreciation and amortization	15,782	3,660
Less: Exit costs and restructuring charges	205	88

Operating income	$3,863	$3,234

RCN Metro Revenues
Revenue increased $22.5 million, or 112.7%, and $44.2 million, or 113.9%, for the three and six months ended June 30, 2008 as compared to the same periods in 2007, primarily due to the acquisition of NEON. On a pro forma basis, revenue increased $4.8 million, or 12.8%, and $8.4 million, or 11.3%, for the three and six months ended June 30, 2008 as compared to the same periods in 2007, due primarily to growth in transport services to our carrier and enterprise customers. RCN Metro had approximately 800 customers as of June 30, 2008. The top 20% of these customers have monthly revenue in excess of $10,000, generating approximately 90% of RCN Metro’s total revenue, and the top 3% of these customers have monthly revenue in excess of $100,000, representing multiple locations and services purchased per customer, and generating approximately 60% of RCN Metro’s total revenue. From a customer segment perspective, RCN Metro generates approximately one third of its revenue from telecommunications carriers, one quarter each from national wireless providers and financial services enterprise customers, and the remainder from other enterprise customers.
RCN Metro Direct Expenses
Direct expenses increased $9.2 million, or 124.1%, and $17.6 million, or 116.6%, for the three and six months ended June 30, 2008 as compared to the same periods in 2007, primarily due to the acquisition of NEON. On a pro forma basis, direct expenses increased $3.0 million, or 22.0%, and $3.6 million, or 12.4%, for the three and six months ended June 30, 2008, largely due to added costs associated with the increase in revenue, including leased circuits, building access, rights of way and co-location costs.
RCN Metro Selling, General and Administrative Expenses
SG&A increased $7.0 million, or 85.9%, and $13.8 million, or 82.1%, for the three and six months ended June 30, 2008 as compared to the same periods in 2007. On a pro forma basis and excluding stock-based compensation, SG&A decreased $0.5 million, or 3.7%, and $1.8 million, or 6.1%, for the three and six months ended June 30, 2008, as compared to the same periods in 2007, primarily as a result of cost synergies realized through employee and other cost reductions enabled by the integration of NEON, partially offset by increases in sales and marketing expenses.

Consolidated Depreciation and Amortization
Depreciation expense increased $1.5 million, or 3.5%, to $44.1 million for the three months ended June 30, 2008 compared to the same period in 2007, due primarily to additional depreciation associated with the newly acquired NEON business of approximately $5.3 million and approximately $4.6 million of depreciation from additional assets placed into service since June 30, 2007. This was offset by a decline in depreciation expense of approximately $8.2 million due to fixed assets that became fully depreciated since June 30, 2007.
Depreciation expense increased $3.8 million, or 4.5%, to $88.7 million for the six months ended June 30, 2008 compared to the same period in 2007, primarily reflecting additional depreciation expense of approximately $10.5 million associated with the newly acquired NEON business, a net impairment charge on certain network equipment of $0.8 million and approximately $8.9 million of depreciation from additional assets placed into service since June 30, 2007.  This was offset by a decline in depreciation expense of approximately $16.4 million due to fixed assets that became fully depreciated since June 30, 2007.
The decrease in amortization expense of $1.9 million, or 38.8%, to $3.0 million for the three months ended June 30, 2008 compared to the same period in 2007 is primarily due to an increase in the useful life of NEON’s customer lists from three to ten years, which resulted in a cumulative reduction of $3.8 million during the three months ended June 30, 2008, which was offset by amortization of intangibles not acquired in the NEON acquisition.
The increase in amortization expense of $0.7 million, or 7.2%, to $10.4 million for the six months ended June 30, 2008 compared to the same period in 2007 is a result of the amortization expense of our customer relationship intangible assets associated with the newly acquired NEON business of $0.9 million.
Consolidated Exit Costs and Restructuring Charges
During the three and six months ended June 30, 2008, we recorded exit costs of $0.7 million and $0.5 million, respectively, primarily from revisions to the amount of estimated cash flows from leased properties in Pennsylvania, Maryland and New York.
During the three and six months ended June 30, 2007, we recorded exit costs of $0.8 million and $5.0 million, respectively primarily due to the early termination of a lease in New Jersey and revisions to the amount of estimated cash flows from leased properties in Pennsylvania and New York. In addition, in April 2007, we reached a settlement for damages incurred by RCN relating to space that RCN had exited in 2002. At the time the property was exited, the abandoned property, plant and equipment was recorded in “exit costs and restructurings”. Therefore, the portion of the settlement relating to the abandoned property, plant and equipment, $4.3 million, was recorded in “exit costs and restructurings” during the three months ended June 30, 2007, net of legal fees incurred of $1.2 million.
Consolidated Other Income (Expense) Items
Investment Income
Investment income decreased $1.9 million, or 66.4%, to $1.0 million and decreased $2.7 million, or 56.4%, to $2.1 million for the three and six months ended June 30, 2008 compared to the same periods in 2007. The decrease was due to a decline in the average cash and short-term investment balance as well as lower yields from the Company’s short-term investments due to decreases in short-term market rates.
Interest Expense
Interest expense increased by $5.6 million, or 81.8%, to $12.5 million and increased $15.9 million, or 143.5%, to $27.0 million for the three and six months ended June 30, 2008 compared to the same periods in 2007. The increase was primarily due to the increase in our weighted average debt balance.
Outstanding debt at June 30, 2008 was $741.3 million compared to $743.1 million at March 31, 2008 and $523.1 million at June 30, 2007. The weighted average interest rate, including the effect of interest rate swaps, for the three months ended June 30, 2008 and June 30, 2007 was 6.2% and 7.7%, respectively. The weighted average interest rate, including the effect of interest rate swaps, for the six months ending June 30, 2008 and June 30, 2007 was 6.8% and 7.6%, respectively.
Other income (expense), net
Other income (expense), net primarily includes penalties and late fees.

Discontinued Operations
On March 13, 2007, we completed the sale of our San Francisco, California market for cash consideration of approximately $45 million and recorded an after-tax gain on this transaction of $15.7 million. During the third quarter of 2007, we also exited the Los Angeles, California market. The revenues and expenses from each of these properties, along with associated income taxes, have been removed from continuing operations and reclassified into a single line item on the Condensed Consolidated Statements of Operations as “Income from discontinued operations, net” in each period presented.
Liquidity and Capital Resources

	June 30,	December 31,
	2008	2007

Cash, cash equivalents and short-term investments	$61,896	$67,692
Debt (including current maturities and capital lease obligations)	741,277	744,945
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
Operating Activities
Net cash provided by operating activities was $59.6 million for the six months ended June 30, 2008, which reflects an increase of $6.2 million over cash provided by operating activities for the six months ended June 30, 2007. The increase reflects improved earnings from operations offset by higher interest payments.
During the six months ended June 30, 2008 and 2007, we made cash payments for interest totaling $26.0 million and $15.5 million, respectively. The increase in interest payments was a result of the increase in our average debt balance in connection with our new financing put into place in 2007.
Investing Activities
Net cash used in investing activities was $24.7 million in the six months ended June 30, 2008, primarily due to $67.0 million in additions to property, plant and equipment offset by $3.0 million in proceeds from the sale of assets related to our discontinued California operations and other assets, a $31.9 million decrease in short-term investments and a $7.5 million decrease in restricted investments. Net cash used in investing activities was $40.2 million in the six months ended June 30, 2007, primarily due to $52.6 million in additions to property, plant and equipment and an increase of short term investments of $31.4 million, offset by $45.0 million in proceeds from the sale of discontinued operations and other assets.
Capital expenditures for 2008 are expected to be approximately $125 million, excluding business or customer acquisitions. These capital expenditures will be funded by cash flow from continuing operations as well as cash on hand.
Financing Activities
Net cash used in financing activities was $8.7 million for the six months ended June 30, 2008, consisting of the repayment of long-term debt of $3.6 million, dividend payments of $1.4 million, and the purchase of common stock of $3.6 million consisting of $2.7 million in common share repurchases and $0.9 million of treasury shares resulting from restricted share vestings. Net cash used in financing activities was $46.0 million for the six months ended June 30, 2007, primarily from $347.0 million in cash used to pay a special dividend and $216.3 million for the repayment of debt, offset by $520.0 million in debt proceeds.
From time to time, we may evaluate certain strategic actions that would enhance our value, including selling assets and acquiring or merging with another entity. Under the terms of our First-Lien Credit Agreement, the proceeds of asset sales are required, with certain exceptions, to be used to pay down the credit facility. In certain cases, acquisitions or mergers would require approval of our current lenders and our current stockholders. As of June 30, 2008, we have $5.4 million of available borrowing capacity under the $75 million revolving line of credit within the First-Lien Credit Agreement. There can be no assurance that our lenders and stockholders would give us approval to pursue acquisitions or mergers, nor can we be assured that we would be able to raise any funds necessary to undertake such acquisitions or mergers at terms favorable to us, if at all.

Description of Outstanding Debt
As of June 30, 2008, our total debt was approximately $741.3 million, including $3.0 million of capital leases. The following is a description of our debt and the significant terms contained in the related agreements.
First-Lien Credit Agreement
The Company’s credit agreement with Deutsche Bank, as Administrative Agent, and certain syndicated lenders (“First-Lien Credit Agreement”) provides for term loans to the Company in the aggregate principal amount of $720 million, and a $75 million revolving line of credit, all of which can be used as collateral for letters of credit. Approximately $44.6 million of the revolving line of credit is currently utilized to support outstanding letters of credit relating to our surety bonds, real estate lease obligations, right of way obligations, and license and permit obligations. An additional $25 million of the revolving line of credit was drawn down to purchase NEON. The obligations of the Company under the First-Lien Credit Agreement are guaranteed by all of its operating subsidiaries and are secured by substantially all of the Company’s assets.
The term loan bears interest at the Administrative Agent’s prime lending rate plus an applicable margin or at the Eurodollar rate plus an applicable margin, based on the type of borrowing elected by the Company. The effective rate at June 30, 2008 was 6.2% (including the effect of the interest rate swaps discussed in Note 9).
The First-Lien Credit Agreement requires the Company to maintain a Secured Leverage Ratio not to exceed 5.00:1 through June 30, 2008. The Secured Leverage Ratio thereafter declines periodically, eventually reaching 3.00:1 and continues at that rate from December 31, 2012 until maturity in May 2014. The First-Lien Credit Agreement also contains certain covenants that, among other things and subject to certain exceptions and qualifications, limit the ability of the Company and its subsidiaries to incur indebtedness, create liens on their assets, make particular types of investments or other restricted payments, engage in transactions with affiliates, acquire assets, utilize proceeds from asset sales for purposes other than debt reduction (except for limited exceptions for reinvestment in the business), merge or consolidate or sell substantially all of the Company’s assets.
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
Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Stockholders of the Company held on June 3, 2008, the stockholders elected six directors to serve until the 2009 Annual Meeting of Stockholders. In addition, shareholders ratified the Audit Committee of the Board’s selection of Friedman LLP to serve as the Company’s independent registered public accounting firm for fiscal 2008.
The table below shows the results of the shareholders’ voting:

Name of Director	Votes in Favor	Votes Withheld
Peter D. Aquino	33,611,781	435,110
Benjamin C. Duster IV	33,615,955	430,936
Lee S. Hillman	33,577,356	469,535
Michael E. Katzenstein	33,616,181	430,710
Daniel Tseung	33,616,181	430,710
Theodore H. Schell	33,616,155	430,736
Ratification of Independent Registered Public Accounting Firm:

Votes in Favor	Votes Against	Abstentions	Broker Non-Votes
34,035,781	10,914	196	—

Item 5. Other Information
Digital Set-Top Box Regulation
During 2007, FCC regulations imposed an “integration ban” requiring new set-top boxes distributed to cable subscribers after July 1, 2007 to incorporate separate security and navigation functions. In July 2007, the FCC granted RCN a one-year waiver of these rules for the most basic digital set-top box that it provides to its customers on the grounds that, among other things, RCN’s cost of the new compliant boxes would increase significantly compared to RCN’s cost for an integrated set-top box and would therefore present a financial hardship for RCN. On July 9, 2008, RCN’s waiver was extended by the FCC through January 31, 2009 on similar grounds as the previous waiver. As a result of this limited extension, RCN intends to accelerate the deployment of its “analog crush” project during the second half of 2008, with the goal of migrating as many customers as possible by January 31, 2009. The FCC noted that it does not expect to grant a further waiver unless an exceptional reason is presented that compliance with the integration ban after January 31, 2009 is not possible.

Item 6. Exhibits

10.1	Amended and Restated Change of Control Severance Plan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RCN Corporation

/s/ Peter D. Aquino
Peter D. Aquino
President and Chief Executive Officer Date: August 7, 2008

/s/ Michael T. Sicoli Michael T. Sicoli
Executive Vice President and Chief Financial Officer
Date: August 7, 2008

/s/ Leslie J. Sears Leslie J. Sears
Senior Vice President and Controller Date: August 7, 2008

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Amended and Restated Change of Control Severance Plan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.