Form 10-Q
period 2008-09-30
RCN CORP /DE/
filed 2008-11-04
CIK 1041858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The number of shares of the Registrant’s common stock, par value of $0.01 per share, outstanding at October 31, 2008 was approximately 37,448,680.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$187,054	$155,701	$551,221	$468,191
Costs and expenses:
Direct expenses	64,597	53,261	198,511	163,302
Selling, general and administrative (including stock-based compensation of $2,616, $9,560, $11,541, and $21,328)	74,690	74,362	223,159	210,886
Exit costs and restructuring charges, net of recoveries	848	4,797	1,401	6,860
Depreciation and amortization	49,333	49,983	148,405	144,578

Operating loss	$(2,414)	$(26,702)	$(20,255)	$(57,435)
Investment income	466	2,159	2,528	6,893
Interest expense	(12,560)	(10,622)	(39,545)	(21,706)
Loss on early extinguishment of debt	—	—	—	(63,928)
Other (expense) income, net	(217)	232	(309)	(1,212)

Loss from continuing operations before income taxes	(14,725)	(34,933)	(57,581)	(137,388)
Income tax benefit	—	—	—	(511)

Net loss from continuing operations	(14,725)	(34,933)	(57,581)	(136,877)
(Loss) income from discontinued operations, net of tax	—	(305)	—	1,482
Gain on sale of discontinued operations, net of tax	—	45	—	15,789

Net loss	$(14,725)	$(35,193)	$(57,581)	$(119,606)

Net loss per share
Basic and Diluted:
Net loss from continuing operations	$(0.40)	$(0.93)	$(1.55)	$(3.69)
Net (loss) income from discontinued operations	—	(0.01)	—	0.04
Gain on sale of discontinued operations	—	—	—	0.43

Basic and Diluted loss per share	$(0.40)	$(0.94)	$(1.55)	$(3.22)

Special dividend paid per common share	$—	$—	$—	$9.33

Weighted average shares outstanding:

Basic and Diluted	36,968,057	37,418,862	37,056,358	37,094,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS

Current Assets:
Cash and cash equivalents	$20,576	$21,793
Short-term investments	38,060	45,899
Accounts receivable, net of allowance for doubtful accounts of $3,334 and $4,298	74,111	64,681
Prepayments and other current assets	15,194	22,799

Total current assets	147,941	155,172

Property, plant and equipment, net of accumulated depreciation of $628,693 and $502,905	737,683	793,407
Goodwill	4,178	—
Intangible assets, net of accumulated amortization of $73,674 and $58,676	116,970	107,511
Long-term restricted investments	15,326	22,767
Deferred charges and other assets	17,282	16,920

Total assets	$1,039,380	$1,095,777

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$83,914	$79,170
Accrued expenses and other liabilities	83,944	85,080
Current portion of long-term debt and capital lease obligations	7,349	7,338

Total current liabilities	175,207	171,588

Long-term debt and capital lease obligations, net of current maturities	732,094	737,607
Other long-term liabilities	65,997	69,707

Total liabilities	973,298	978,902

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 37,448,680 and 37,654,546 shares issued and outstanding	374	377
Additional paid-in capital	453,965	444,738
Treasury stock, 268,954 and 194,184 shares at cost	(5,654)	(4,709)
Accumulated deficit	(361,274)	(303,693)
Accumulated other comprehensive loss	(21,329)	(19,838)

Total stockholders’ equity	66,082	116,875

Total liabilities and stockholders’ equity	$1,039,380	$1,095,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the nine months ended September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(57,581)	$(119,606)
Income from discontinued operations, net of tax	—	(1,482)
Gain on sale of discontinued operations, net of tax	—	(15,789)

Net loss from continuing operations	(57,581)	(136,877)

Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on early extinguishment of debt	—	63,928
Non-cash stock-based compensation	11,541	21,328
Depreciation and amortization	148,405	144,578
Provision for doubtful accounts	11,843	7,759
Other, net	1,710	2,751
Net change in certain assets and liabilities, net of businesses acquired	(14,002)	(22,011)

Net cash provided by continuing operations	101,916	81,456

Net cash used in discontinued operations	—	(299)

Net cash provided by operating activities	101,916	81,157

Cash flows from investing activities:
Additions to property, plant and equipment	(111,888)	(89,643)
Investment in acquisitions and intangibles, net of cash acquired	—	(2,250)
Decrease (increase) in short-term investments	7,696	(20,971)
Proceeds from sale of discontinued operations and other assets	3,893	49,387
Decrease in restricted investments	7,441	1,203

Net cash used in continuing operations	(92,858)	(62,274)

Net cash used in discontinued operations	—	(243)

Net cash used in investing activities	(92,858)	(62,517)

Cash flows from financing activities:
Payments of long-term debt, including debt premium	(5,404)	(217,550)
Debt proceeds	—	520,000
Dividend payments	(1,422)	(347,294)
Cost of common shares repurchased	(3,699)	(6,207)
Other, net	250	(60)

Net cash used in financing activities	(10,275)	(51,111)

Net decrease in cash and cash equivalents	(1,217)	(32,471)
Cash and cash equivalents at beginning of the period	21,793	66,342

Cash and cash equivalents at end of the period	$20,576	$33,871

Supplemental disclosures of cash flow information
Cash paid during the periods for:

Interest, net of capitalized interest of $0	$38,115	$25,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
1. ORGANIZATION AND BASIS OF PRESENTATION
RCN (the “Company” or “RCN”) is a facilities-based, competitive broadband telecommunications services provider delivering all-digital video, high-speed data and voice services to Residential and Small and Medium Business (“SMB”) customers under the brand names of RCN and RCN Business Services, respectively. In addition, through its RCN Metro Optical Networks business unit (“RCN Metro”), the Company delivers fiber-based high-capacity data transport services to large commercial customers, primarily large enterprises and carriers, targeting the metropolitan central business districts in its geographic markets. The Company operates its own networks primarily in the Northeast and Mid-Atlantic states, and Chicago. The main metro and suburban areas where it operates include: Washington, D.C., Philadelphia and Lehigh Valley, New York City, Boston, and Chicago.
Subsequent to the Company’s acquisition of NEON Communications Group, Inc. (“NEON”) in November 2007, management reorganized RCN’s business into two key segments: (i) Residential / SMB and (ii) RCN Metro. There is substantial managerial, network, operational support and product overlap between the Residential and SMB businesses and, as a result, we have historically reported these two businesses as one segment. RCN Metro, however, is managed separately from the other two business units, with separate network operations, engineering, and sales personnel, as well as separate systems, processes, products, customers and financial measures. Management of the Company’s two key businesses is unified only at the most senior executive levels of the Company. Therefore, beginning with the results of operations for 2008, the financial results of the RCN Metro business unit are being reported as a separate segment in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about segments of an enterprise and related information” and applicable SEC regulations.
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
In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 11, 2008, as amended on March 26, 2008.
In connection with the March 2007 sale of the San Francisco operations and the Company’s exit from its Los Angeles operations during 2007, the results for these businesses are presented in the condensed consolidated statements of operations and cash flows as discontinued operations. At September 30, 2008, there were no current assets and current liabilities related to these discontinued operations in the consolidated balance sheets. See Note 3 for a complete discussion of all acquisitions and dispositions.
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

Revisions and Reclassifications
Effective October 2007, the Company changed the classification of certain building access expenses from selling, general and administrative expense to direct expenses. Management believes that the expense incurred for acquiring the right to connect our networks to, and locate our equipment in, certain buildings to permit us to serve our customers in those buildings (“building access rights”) are directly related to generating revenue and therefore, are properly classified as direct expenses. The total amount reclassified in these financial statements for building access rights was $1.3 million, $1.4 million, and $1.3 million for the three month periods ended March 31, 2007, June 30, 2007, and September 30, 2007, respectively.
During the three months ended September 30, 2008, the valuation of the NEON tangible and intangible assets was completed by a third party appraiser. As a result, the fair values assigned to customer list intangibles, as well as other intangibles (primarily rights-of-way) and property, plant and equipment were adjusted to reflect the valuation. As a result, the Company recorded a cumulative reduction to depreciation and amortization expense of approximately $1 million and $1.3 million, respectively.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, restricted investments, accounts receivable, interest rate swap agreements, and undrawn revolving line of credit commitments.
The Company invests its cash and cash equivalents, and short-term investments in accordance with the terms and conditions of its First-Lien Credit Agreement, which seeks to ensure both liquidity and safety of principal. The Company’s policy limits investments to instruments issued by the U.S. government and commercial institutions with strong investment grade credit ratings, and places restrictions on the length of maturity. The Company monitors the third-party depository institutions that hold its cash and cash equivalents, and short-term investments. As of September 30, 2008, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or non-government guaranteed mortgage backed securities.
The Company’s restricted investments consist of cash balances held as collateral related to certain insurance and surety bond obligations, either held in escrow or in deposit accounts with institutions having strong investment grade credit ratings.
The Company’s trade receivables reflect a diverse customer base. Up front credit evaluation and account monitoring procedures are used to minimize the risk of loss. As a result, concentrations of credit risk are limited. The Company believes that its allowances for doubtful accounts are adequate to cover these risks.
The Company has potential exposure to credit losses in the event of nonperformance by the counterparties to its revolving line of credit (specifically related to undrawn commitments, including amounts utilized as collateral for letters of credit) and interest rate swap agreements. The Company anticipates, however that the counterparties will be able to fully satisfy their obligations under these agreements, given that they are very large, highly rated financial institutions who are also key lenders under the Company’s First Lien credit facility.

Goodwill and Intangible Assets
Intangible assets that have finite useful lives, such as customer relationships, trademarks, and software, are amortized over their useful lives. Intangible assets with indefinite useful lives are tested for impairment annually during the fourth quarter, or more frequently if an event indicates that the asset might be impaired in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The Company uses an income-based approach and discounted cash flows attributable to franchise right agreements to estimate their fair value.
Recently Issued Accounting Pronouncements
In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe that the adoption of SFAS 162 will have a material impact on its consolidated financial statements.
In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and as such, the Company will adopt FSP FAS 142-3 in fiscal year 2009. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that FSP FAS 142-3 will have on its consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). It requires enhanced disclosures about (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company beginning January 1, 2009.
3. ACQUISITIONS AND DISPOSITIONS
Acquisition of NEON Communications Group, Inc.
On November 13, 2007 (the “Closing Date”), the Company completed its acquisition of NEON for total cash consideration of approximately $255 million. Including transaction costs, the total purchase price for NEON was approximately $260 million.
The acquisition of NEON was accounted for under the purchase method of accounting, with the Company as the acquirer in accordance with SFAS 141. Accordingly, the results of operations of NEON are included in the accompanying condensed consolidated financial statements beginning with the closing date of the NEON acquisition. The following table summarizes the fair value of assets acquired and liabilities assumed by the Company (dollars in thousands).

Current assets	$32,288
Property and equipment	210,909
Goodwill	4,178
Intangible assets	53,457
Other non-current assets	11,132

Total assets acquired	311,964
Less: liabilities assumed	(30,577)

Net assets acquired	281,387
Less: cash acquired	(21,794)

Total purchase price, net of cash acquired	$259,593

Approximately $4.2 million of the total purchase price has been allocated to goodwill, the majority of which was attributed to the acquisition of an assembled workforce.
The $53.5 million of intangible assets consist of rights-of-way totaling $33.9 million (indefinite useful life) and customer relationships of $19.6 million (10 year useful life).
The following table summarizes, on an unaudited, pro forma basis, the estimated combined results of operations from continuing operations of the Company for the three and nine months ended September 30, 2007 as though the acquisition of NEON had been completed at the beginning of 2007. This pro forma statement has been prepared for comparative purposes only and is not intended to be indicative of what the Company’s results would have been had the acquisition occurred at the beginning of the period presented or the results which may occur in the future (dollars in thousands, except per share amounts).

	Three months ended	Nine months ended
	September 30, 2007	September 30, 2007
Revenues, net (1)	$175,668	$525,051

Net loss (2)	$(38,498)	$(152,445)

Net loss per common share, basic and diluted (1)	$(1.03)	$(4.11)

(1)	The pro forma NEON results include an estimated $0.6 million and $1.6 million of deferred revenue amortization during the three and nine months ended September 30, 2007, respectively, which as a result of purchase accounting is no longer being recognized subsequent to the closing date.

(2)	Includes non recurring charges incurred by NEON including deal-related costs and stock-based compensation expense totaling $0.5 million and $2.2 million during the three and nine months ended September 30, 2007.
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
In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets", the Company has classified the results of operations of its California assets as “discontinued operations” in the consolidated statements of operations. Included in income from discontinued operations are operating revenues from the combined California markets of zero and $6.8 million for the three and nine months ended September 30, 2007, respectively.
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

The following table reflects the components of comprehensive income (loss) (dollars in thousands):

	Three months ended
	September 30,
	2008	2007

Net loss	$(14,725)	$(35,193)
Foreign currency translation gain	(168)	—
Decrease in fair value of interest rate swaps	(2,613)	(10,601)
Unrealized (depreciation) appreciation on investments	(10)	72

Comprehensive loss	$(17,516)	$(45,722)

	Nine months ended
	September 30,
	2008	2007

Net loss	$(57,581)	$(119,606)
Foreign currency translation gain	(150)	—
Decrease in fair value of interest rate swaps	(1,198)	(8,149)
Unrealized (depreciation) appreciation on investments	(143)	6

Comprehensive loss	$(59,072)	$(127,749)

5. EXIT COSTS AND RESTRUCTURING CHARGES
Total exit costs and restructuring charges for the three and nine months ended September 30, 2008 and September 30, 2007 were comprised of the following (dollars in thousands):

	Three months ended September 30,
	2008	2007
Exit costs for excess facilities	$(273)	$2,094
Restructuring charges	—	2,511
Recoveries, net	—	—
Severance and retention	1,121	192

Total	$848	$4,797

	Nine months ended September 30,
	2008	2007
Exit costs for excess facilities	$264	$7,137
Restructuring charges	—	2,511
Recoveries, net	—	(3,124)
Severance and retention	1,137	336

Total	$1,401	$6,860

During the three and nine months ended September 30, 2008, the Company recorded exit costs and restructuring charges of $0.8 million and $1.4 million, respectively, primarily from employee termination benefits during the three months ended September 30, 2008, as well as revisions to the estimated cash flows from several leased properties.
During the three and nine months ended September 30, 2007, the Company recorded exit costs and restructuring charges totaling $4.8 million and $6.9 million, respectively. During the three months ended September 30, 2007, the Company recorded exit costs associated with two property leases totaling $2.1 million, as well as restructuring costs of $2.5 million associated with outsourcing the Company’s customer care operations. During the first six months of 2007, the Company recorded exit costs totaling $5.0 million resulting from an early lease termination and revisions made to the estimated cash flows from several leased properties., In addition, during the first six months of 2007, the Company reached a settlement with 202 Centre Street Realty LLC for damages incurred by RCN relating to space that it had exited in 2002, and the portion of the settlement relating to RCN’s abandoned property, plant and equipment, net of legal fees incurred, totaling $3.1 million, was recorded in “impairments, exit costs and restructurings.”

The following table presents the activity in the lease fair value and exit cost liability accounts for the nine months ended September 30, 2008 (dollars in thousands):

	Lease Fair
	Value	Exit Costs	Total
Balance, December 31, 2007	$3,345	$9,737	$13,082
Additional accrued costs	—	(199)	(199)
Amortization	(437)	(1,683)	(2,120)
Reversals / Settlements	—	—	—

Balance, September 30, 2008	2,908	7,855	10,763
Less current portion	643	2,178	2,821

Long-term portion September 30, 2008	$2,265	$5,677	$7,942

The current portion of these liabilities is included in “accrued expenses and other liabilities” on the balance sheet and the long-term portion is included in other long-term liabilities.
6. PROPERTY, PLANT AND EQUIPMENT
The significant components of property, plant and equipment, as well as average estimated lives, are as follows at September 30, 2008 and December 31, 2007 (dollars in thousands):

		September 30,	December 31,
	Useful Life	2008	2007

Telecommunications plant	5-22.5 years	$985,957	$1,027,418
Indefeasible rights of use	5-15 years	139,394	84,456
Computer equipment	3-5 years	63,715	64,316
Buildings, leasehold improvements and land	0-30 years	88,596	45,810
Furniture, fixtures and vehicles	3-10 years	26,783	28,070
Construction materials and other	5-10 years	61,931	46,242

Total property, plant and equipment		1,366,376	1,296,312
Less: accumulated depreciation		(628,693)	(502,905)

Property, plant and equipment, net		$737,683	$793,407

Depreciation is recorded using the straight-line method over the estimated useful lives of the various classes of depreciable property. Leasehold improvements are amortized over the lesser of the life of the lease or its estimated useful life. Depreciation expense was $44.7 million and $133.4 million for the three and nine months ended September 30, 2008, respectively and $45.1 million and $130.0 million for the three and nine months ended September 30, 2007, respectively.
During the three months ended September 30, 2008, the valuation of the tangible and intangible assets (see Note 2 and Note 7) was completed by a third party appraiser and as a result, the values of the property, plant and equipment and intangible assets were adjusted. Prior to completion of the appraisal, the preliminary value assigned to property, plant and equipment was included in telecommunications plant asset category.

7. INTANGIBLE ASSETS AND GOODWILL
Intangible assets consist of the following at September 30, 2008 and December 31, 2007 (dollars in thousands):

		September 30, 2008		December 31, 2007
		Gross		Gross
		Carrying	Accumulated	Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer relationships	4 -10 years	$88,072	$(63,109)	$97,472	$(50,160)
Trademarks/tradenames	5 years	13,573	(10,284)	13,573	(8,263)
Software	3 years	300	(281)	300	(253)

Subtotal		$101,945	$(73,674)	$111,345	$(58,676)
Indefinite-lived intangible assets:
Franchises	Indefinite life	54,842	—	54,842	—
Rights-of-Way	Indefinite life	33,857	—	—	—

Total intangible assets		$190,644	$(73,674)	$166,187	$(58,676)

Goodwill	Indefinite life	$4,178	$—	$—	$—

As a result of a valuation completed by independent appraisers of the tangible and intangible assets acquired in the NEON acquisition, the Company recorded goodwill totaling $4.2 million and decreased customer relationships by $11.5 million to $19.6 million during the three months ended September 30, 2008 (see Note 3).
As a result of a change in the estimated useful life of the intangible assets, a cumulative reduction to amortization expense totaling $4.2 million was made during the three months ended June 30, 2008.   Amortization expense was $4.6 million and $15.0 million for the three and nine months ended September 30, 2008, respectively and $4.9 million and $14.6 million for the three and nine months ended September 30, 2007, respectively.  Expected amortization expense of finite-lived intangible assets over each of the next five years is as follows (dollars in thousands):

Year ending September 30,	Amount
2009	$9,442
2010	3,529
2011	2,327
2012	2,241
2013	2,241
Thereafter	8,491
Total	$28,271
8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt at September 30, 2008 and December 31, 2007 consisted of the following (dollars in thousands):

	September 30,	December 31,
	2008	2007

First-Lien Term Loan	$711,496	$716,899
Revolving Line of Credit	25,000	25,000
Capital Leases	2,947	3,046

Total	739,443	744,945
Due within one year	7,349	7,338

Total Long-Term Debt	$732,094	$737,607

At September 30, 2008, contractual annual maturities of long-term debt and capital lease obligations over the next six years were as follows (dollars in thousands):

Contractual Maturities	Amount
For the year ending September 30,
2009	$7,349
2010	7,364
2011	7,380
2012	7,399
2013	32,419
2014	675,707
Thereafter	1,825

Total	$739,443

The following is a description of the Company’s debt and the significant terms contained in the related agreements.
First-Lien Credit Agreement
The Company’s credit agreement with Deutsche Bank, as Administrative Agent, and certain syndicated lenders (“First-Lien Credit Agreement”) provides for term loans to the Company in the aggregate principal amount of $720 million, and a $75 million revolving line of credit, all of which can be used as collateral for letters of credit. Approximately $44.5 million of the revolving line of credit is currently utilized for outstanding letters of credit relating to our surety bonds, real estate lease obligations, right-of-way obligations, and license and permit obligations. An additional $25 million of the revolving line of credit was drawn down to purchase NEON. As of September 30, 2008, the Company had $5.5 million of available borrowing capacity under the revolving line of credit. The obligations of the Company under the First-Lien Credit Agreement are guaranteed by all of its operating subsidiaries and are secured by substantially all of the Company’s assets.
The term loan bears interest at the Administrative Agent’s prime lending rate plus an applicable margin or at the Eurodollar rate plus an applicable margin, based on the type of borrowing elected by the Company. The effective rate at September 30, 2008 was 6.8% (including the effect of the interest rate swaps discussed in Note 9).
The First-Lien Credit Agreement requires the Company to maintain a Secured Leverage Ratio not to exceed 5.00:1 through September 30, 2008. The Secured Leverage Ratio thereafter declines periodically, eventually reaching 3.00:1 and continues at that rate from December 31, 2012 until maturity in May 2014. The First-Lien Credit Agreement also contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, create liens on its assets, make particular types of investments or other restricted payments, engage in transactions with affiliates, acquire assets, utilize proceeds from asset sales for purposes other than debt reduction (except for limited exceptions for reinvestment in the business), merge or consolidate or sell substantially all of the Company’s assets.
The Company is in compliance with all covenants under the First-Lien Credit Agreement as of the date of this filing.
9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
During May 2007, the Company entered into three interest rate swap agreements with an initial notional amount of $345 million to partially mitigate the variability of cash flows due to changes in the Eurodollar rate, specifically related to interest payments on its First-Lien term loans. The interest rate swap agreements have a seven year term with an amortizing notional amount which adjusts down on the dates payments are due on the underlying term loan. Under the terms of the swap agreements, on specified dates, the Company makes payments calculated using a fixed rate of 5.319% plus the applicable margin, and receives payments equal to 3-month LIBOR. These interest rate swap agreements qualify for hedge accounting using the short-cut method since the swap terms match the critical terms of the hedged debt. Accordingly, these agreements had no net effect on the Company’s results of operations for the three and nine months ended September 30, 2008. As of September 30, 2008, the swap agreements had a negative fair value of $21.0 million and the notional amount was $340.1 million.

10. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
Effective January 1, 2008, we adopted the provisions of SFAS 157, “Fair Value Measurements,” (“SFAS 157”) that relate to our financial assets and financial liabilities. The effect of adopting this standard was not significant. SFAS 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below:
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
The computation of weighted average shares outstanding for the dilutive EPS calculation includes the number of additional shares of common stock that would be outstanding if all dilutive potential common stock equivalents would have been issued. For the three and nine months ended September 30, 2008 and 2007, all potential common stock equivalents would have been antidilutive, so the average weighted common shares for the basic EPS computation is equal to the weighted average common shares used for the diluted EPS computation.
The following table shows the securities outstanding at September 30, 2008 and 2007 that could potentially dilute basic EPS in the future and the number of shares of common stock represented by, or underlying, such securities.

	2008	2007
Options	4,930,766	4,051,137
Warrants	8,018,276	8,018,276
Unvested restricted stock awards	194,230	566,791
Unvested restricted stock units	663,256	—

Total	13,806,528	12,636,204

Common Stock and Dividends
On May 25, 2007, the Company issued 5,328,521 warrants to purchase shares of common stock with an exercise price equal to $25.16 (subject to adjustment) to the former holders of its Second-Lien Convertible Notes. Following the adjustments caused by the special dividend discussed below, each warrant is currently exercisable for approximately 1.50478 shares of common stock (an aggregate of 8,018,276 shares) at a price per share of $16.72. All of these warrants were outstanding as of September 30, 2008 and expire on June 21, 2012.
Also on May 25, 2007, the Company declared a dividend of $9.33 per share of outstanding common stock, or approximately $347.3 million. This dividend was paid on June 11, 2007, and excluded an additional amount of $4.5 million in dividends to be paid upon vesting of employee restricted stock granted prior to the dividend date. As of September 30, 2008, approximately $1.7 million of such dividend remains to be paid upon vesting of employee restricted stock during the fourth quarter of 2008, as well as, in 2009 and 2010.
Stock Repurchase Program
During the second quarter of 2007, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock pursuant to a stock repurchase program meeting the requirement of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Under this program, the Company repurchased 261,600 shares at a weighted average price of $13.88 totaling $3.6 million in the third quarter of 2007 and 230,000 shares at a weighted average price of $11.94 totaling $2.7 million in the second quarter of 2008. These shares were all retired. As of September 30, 2008, approximately $18.6 million remains authorized for repurchases under the stock repurchase program.

Stock-Based Compensation
The RCN Stock Compensation Plan (the “Stock Plan”) currently allows for the issuance of up to 8,327,799 shares of the Company’s stock in the form of stock options, restricted stock and restricted stock units. As of September 30, 2008, there were 814,525 shares available for grant under the Stock Plan.
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
Compensation expense recognized related to restricted stock awards, restricted stock units and stock option awards are summarized in the table below (in thousands of dollars):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Restricted stock awards	$709	$2,446	$2,236	$7,333
Restricted stock units	707	—	1,824	—
Stock options	1,200	7,114	7,481	13,995

Total stock-based compensation expense	$2,616	$9,560	$11,541	$21,328

As of September 30, 2008, total unamortized stock-based compensation expense related to stock options, restricted stock, and restricted stock units totaled $15.8 million, which includes $0.6 million of incremental expense as a result of the modification discussed below. The unamortized expense of $15.8 million will be recognized through the second quarter of 2011. The Company expects to recognize approximately $2.6 million for the remainder of 2008, as well as, $7.4 million, $4.6 million, and $1.1 million in compensation expense in the years ended December 31, 2009, 2010 and 2011, respectively, based on outstanding grants under the Stock Plan as of September 30, 2008.
Stock-based compensation expense decreased $6.9 million, or 72.6%, and $9.8 million, or 45.9%, for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 primarily due to a decrease in the stock option modification expense as discussed below and final vesting of prior stock-based grants.
Stock Options
Stock options may be granted as either non-qualified stock options or incentive stock options. Substantially all of the options become exercisable in three equal annual installments, and generally expire seven years from the grant date.
The following table summarizes the Company’s option activity during the nine months ended September 30, 2008 and 2007:

		2008			2007
			Weighted
			average	Aggregate
		Exercise	remaining	intrinsic		Exercise
	Number	Price per	contractual life	value	Number of	Price per
	of Shares	Option	(in years)	(in millions)	Shares	Option
Awards Outstanding at January 1	3,884,652	$15.49			2,963,674	$23.37
Granted	1,331,566	11.22			330,677	14.39
Exercised	(32,081)	12.36			(268,641)	19.21
Forfeitures	(253,371)	14.34			(302,372)	20.28
Adjustment	—	—			1,327,799	15.57

Awards Outstanding at September 30	4,930,766	$14.45	4.59	$—	4,051,137	$15.49
Awards Exercisable at September 30	3,219,530	$15.44	3.78	$—	1,970,264	$15.50

During the three months ended September 30, 2008, and September 30, 2007, the total intrinsic value of stock options exercised was $0.03 million and $0.1 million, respectively. During the nine months ended September 30, 2008 and September 30, 2007, the total intrinsic value of stock options exercised was $0.04 million and $1.8 million, respectively. Cash received from stock options exercised during the three months ended September 30, 2008 and September 30, 2007 was $0.3 million and $0.2 million, respectively. Cash received from stock options exercised during the nine months ended September 30, 2008 and September 30, 2007 was $0.4 million, and $5.2 million, respectively.
In connection with the special dividend declared in May 2007 of $9.33 per share, the Compensation Committee of the Board of Directors approved antidilution adjustments to outstanding stock option awards. Outstanding stock option awards were adjusted on September 12, 2007 (the ex-dividend date) by reducing the exercise price and increasing the number of shares issuable upon the exercise of each option, in accordance with safe harbor provisions of Section 409A of the Internal Revenue Code, such that the aggregate difference between the market price and exercise price multiplied by the number of shares issuable upon exercise was substantially the same immediately before and after the payment of the special dividend. The antidilution modification made with respect to such options resulted in a decrease in the weighted average exercise price from $23.69 to $15.58 and an increase in the aggregate number of shares issuable upon exercise of such options by 1,327,799 shares. Since the Stock Plan permits, but does not require, antidilution modifications, SFAS 123R requires a comparison of the fair value of each award immediately prior to and after the date of modification, assuming the value immediately prior to modification contains no antidilution protection, and the value immediately after modification contains full antidilution protection. This comparison resulted in an aggregate difference of $14.2 million despite the fact that the aggregate difference between the market price and exercise price multiplied by the number of shares issuable upon exercise was substantially the same immediately before and after the modification. Approximately $9.9 million and $3.2 million of the additional $14.2 million expense was recorded in 2007 and during the nine months ending September 30, 2008, respectively.
The following table summarizes additional information regarding outstanding and exercisable options at September 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		average
	Number	remaining	Exercise
Exercise price	outstanding	contractual	Price per	As of	Exercise Price
of options	at 9/30/2008	life (years)	Option	9/30/2008	per Option
$11.22	1,256,871	6.45	$11.22	—	$11.22
$12.36	474,943	3.65	$12.36	474,943	$12.36
$13.79	1,441,386	3.65	$13.79	1,441,386	$13.79
$14.29	262,746	4.16	$14.29	197,040	$14.29
$14.39	227,580	5.92	$14.39	76,010	$14.39
$16.63	121,739	4.49	$16.63	81,158	$16.63
$17.42	381,991	4.68	$17.42	273,508	$17.42
$19.78	132,622	5.18	$19.78	44,597	$19.78
$20.68	630,888	3.25	$20.68	630,888	$20.68

$11.22 — $20.68	4,930,766	4.59	$14.45	3,219,530	$15.44
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

The following table summarizes the weighted average valuation assumptions used in the Black Scholes valuation for stock options awarded during the nine months ending September 30, 2008:

Fair Value	$5.19
Dividend yield	0%
Expected volatility	53.4%
Risk-free interest rate	2.7%
Expected life (in years)	4.5
The following table summarizes the weighted average valuation assumptions used in the Lattice valuation for stock options awarded during the nine months ending September 30, 2008:

Fair Value	$4.53
Dividend yield	0%
Expected volatility	53.4%
Risk-free interest rate	2.7%
Expected life (in years)	3.4
Unamortized stock-based compensation expense for stock option awards at September 30, 2008 totaled $6.9 million and will be amortized through the second quarter of 2011.
Restricted Stock Awards
Restricted Stock Awards (“RSAs”) generally vest over a three-year period. Certain executives have been awarded RSAs that are performance-based and vest over a three-year period subject to meeting performance goals established by the Board of Directors. The fair value of each RSA granted is equal to the market price of the Company’s stock at the date of grant.
The following table summarizes the Company’s RSA activity during the nine months ended September 30, 2008 and 2007:

	2008		2007
		Weighted		Weighted
		average		average
	Number	fair value	Number	fair value
	of Shares	per share	of Shares	per share
Nonvested, January 1	437,482	$26.50	599,159	$25.25
Granted	—	—	220,000	27.27
Vested	(219,062)	25.16	(246,219)	24.28
Forfeited	(24,190)	30.10	(12,797)	30.10

Nonvested, September 30	194,230	$27.87	560,143	$26.36

During the three months ended September 30, 2008 and September 30, 2007, the Company recorded compensation expense related to RSA grants totaling $0.7 million and $2.4 million, respectively. During the nine months ended September 30, 2008 and September 30, 2007, the Company recorded expense of $1.9 million and $7.3 million, respectively. Compensation expense recorded for performance-based restricted stock is based on the Company’s projected performance relative to the Board-established performance goals. Unamortized stock-based compensation expense at September 30, 2008 for restricted stock grants totaled $3.3 million and will be amortized through the first quarter of 2010.
Restricted Stock Units
In addition to stock options and restricted stock awards, beginning in 2008, the Company issued stock-based compensation to employees in the form of restricted stock units (“RSUs”), which are grants of a contractual right to receive future value delivered in the form of RCN common stock. These awards generally entitle employees to receive at the end of each vesting period (annual vesting over a three-year period) one share of common stock for each RSU granted, conditioned on continued employment throughout each annual vesting period. Certain executives have been awarded RSUs that are performance-based and vest over a three-year period subject to meeting performance goals established by the Board of Directors. In addition, during the nine months ended September 30, 2008, the Company issued 69,521 RSUs to its Board of Directors of which 16,243 vested on July 1, 2008, and 10,000 will vest on January 1, 2009; the remaining balance has been deferred according to deferral election provisions in certain RSU agreements.

The following table summarizes the Company’s RSU activity during the nine months ended September 30, 2008:

	2008
		Weighted
	Number	average
	of Shares	grant price
Nonvested, January 1	—	$—
Granted	700,717	11.26
Vested	(16,243)	11.97
Forfeited	(21,218)	11.22

Nonvested, September 30	663,256	$11.24

Compensation expense for RSUs is recognized for the awards that are expected to vest. The expense is based on the fair value of the awards on the date of grant recognized on a straight-line basis over the requisite service period, which is generally a three-year period for employees and one-year period for the Board of Directors. Compensation expense recorded for performance-based RSUs is based on the Company’s projected performance relative to the Board-established performance goals. During the three months and nine months ended September 30, 2008, the Company recorded compensation expense related to RSU grants totaling $0.7 million and $1.8 million, respectively. Unamortized stock-based compensation expense for RSU grants at September 30, 2008 totaled $5.5 million and will be amortized through the second quarter of 2011.
12. INCOME TAXES
For the three and nine months ended September 30, 2008, the Company’s provision for income taxes was $0. For the three and nine months ended September 30, 2007, the Company’s provision for income taxes was $0 and $0.5 million, respectively, all of which is attributable to changes in the deferred tax liability provided for the Company’s indefinite lived intangibles. As of September 30, 2008, the Company’s net deferred tax liability was $22.8 million.
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

13. COMMITMENTS AND CONTINGENCIES
Rent Expense
Total rental expense (net of sublease income of $0.4 million and $0.3 million for the three months ended September 30, 2008 and 2007, respectively) primarily for facilities, was $4.1 million and $3.7 million for the three months ended September 30, 2008 and 2007, respectively. Total rental expense (net of sublease income of $1.3 million and $1.0 million for the nine months ended September 30, 2008 and 2007, respectively) primarily for facilities, was $12.6 million and $11.1 million for the nine months ended September 30, 2008 and 2007, respectively.
Letters of Credit
The Company had outstanding letters of credit in an aggregate face amount of $44.5 million as of September 30, 2008. These letters of credit utilize approximately 60% of the Company’s $75 million revolving line of credit as collateral.
Guarantees
The Company is a guarantor on the remaining lease payments on three leases for buildings that were used in the former San Francisco, California operations totaling $14.0 million at September 30, 2008.
Self Insurance
The Company is self-insured on its largest employee medical plan, which covers approximately 60% of its employees, and for its casualty insurance coverage (subject to certain limitations). The liabilities are established on an actuarial basis, with the advice of consulting actuaries, and totaled $5.3 million and $5.0 million at September 30, 2008 and December 31, 2007, respectively. The liability is included in “Accrued expenses and other liabilities” on the condensed consolidated balance sheets.

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net Operating Revenues: (1)
Residential/SMB (1)	$143,699	$135,339	$424,833	$409,008
RCN Metro (1)	43,355	20,362	126,388	59,183

Total	$187,054	$155,701	$551,221	$468,191

Operating Expenses: (2)
Residential/SMB (2)	$151,534	$164,313	$454,372	$471,949
RCN Metro (2)	37,934	18,090	117,104	53,677

Total	$189,468	$182,403	$571,476	$525,626

Operating (Loss) Income:
Residential/SMB	$(7,835)	$(28,974)	$(29,539)	$(62,941)
RCN Metro	5,421	2,272	9,284	5,506

Total	$(2,414)	$(26,702)	$(20,255)	$(57,435)

Depreciation and Amortization:
Residential/SMB	$42,080	$48,543	$125,370	$139,478
RCN Metro	7,253	1,440	23,035	5,100

Total	$49,333	$49,983	$148,405	$144,578

Exit Costs and Restructuring Charges:
Residential/SMB	$486	$4,797	$834	$6,772
RCN Metro	362	—	567	88

Total	$848	$4,797	$1,401	$6,860

Capital Expenditures:
Residential/SMB	$36,262	$29,859	$89,835	$73,668
RCN Metro	8,634	5,490	22,053	15,975

Total	$44,896	$35,349	$111,888	$89,643

(1)	All revenues reported for the individual segments are from external customers.

(2)	Operating expenses include stock-based compensation expense totaling $2.0 million for Residential/SMB and $0.6 million for RCN Metro for the three months ended September 30, 2008, and $8.4 million for Residential/SMB and $1.2 million for RCN Metro for the three months ended September 30, 2007. Operating expenses include stock-based compensation expense totaling $9.0 million for Residential/SMB and $2.6 million for RCN Metro for the nine months ended September 30, 2008, and $18.7 million for Residential/SMB and $2.6 million for RCN Metro for the nine months ended September 30, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for the nine months ended September 30, 2008 contained in this Quarterly Report on Form 10-Q (the “Report”), and with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC” or the “Commission”) on March 11, 2008, as amended on March 26, 2008.
Overview
RCN is a facilities-based, competitive broadband telecommunications services provider, delivering all-digital video, high-speed data and voice services to Residential and Small and Medium Business (“SMB”) customers under the brand names of RCN and RCN Business Services, respectively. In addition, through our RCN Metro Optical Networks business unit, we deliver fiber-based high-capacity data transport services to large commercial customers, primarily large enterprises and carriers, targeting the metropolitan central business districts in our geographic markets. We operate our own networks primarily in the Northeast and Mid-Atlantic states, and Chicago. The main metro and suburban areas where we operate include: Washington, D.C., Philadelphia and Lehigh Valley, New York City, Boston, and Chicago.
RCN and RCN Business Services currently serve approximately 428,000 residential and small and medium business customers. RCN Metro has numerous points of presence in other key cities from Richmond, Virginia to Portland, Maine as our fiber network continues to expand. RCN Metro serves over 1,200 on-net points of presence with its own fiber facilities, providing connectivity to commercial buildings, private networks, telecommunications carrier meet points, and local exchange central offices owned and operated by other carriers. RCN Metro’s network has nearly 6,500 route miles, with hundreds of additional commercial buildings near our network, and over 300,000 fiber strand miles, demonstrating the fiber-rich nature of our metro and intercity rings.
Subsequent to our acquisition of NEON Communications Group, Inc. (“NEON”) in November 2007, management reorganized our business into two key segments: (i) Residential / SMB and (ii) RCN Metro. There is substantial managerial, network, operational support and product overlap between the Residential and SMB businesses and, as a result, we had historically reported these two businesses as one segment. RCN Metro, however, is managed separately from the other two business units, with separate network operations, engineering, and sales personnel, as well as separate systems, processes, products, customers and financial measures. Management of RCN’s two key businesses is now unified only at the most senior executive levels of RCN. Therefore, beginning with our 2008 results of operations, the financial results of the RCN Metro business unit are being reported as a separate segment in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about segments of an enterprise and related information” and applicable SEC regulations.
The comparability of our results of operations for the three and nine months ended September 30, 2008 with earlier periods is significantly impacted by the acquisition of NEON, the sale of our San Francisco, California assets in March 2007, and the subsequent exit of our operations in the Los Angeles, California market during 2007. The accompanying unaudited condensed consolidated results of operations and statements of cash flows for all periods presented in this Report include the results for the two California markets as “discontinued operations” and the assets and liabilities related to these markets are classified as held for sale on the consolidated balance sheets. NEON results are included in our consolidated results only after the closing date, November 13, 2007. To provide better comparisons of operating results in light of the NEON transaction, the discussion below provides certain pro forma amounts, in addition to actual results, when comparing our three and nine months ended September 30, 2008 to the same periods in 2007. Pro forma basis means that the results are discussed as if NEON was owned throughout the periods presented including the impact of adjustments made to eliminate certain deferred revenue amortization and deal related costs from historical NEON results.
The consolidated financial statements include the accounts of RCN and its consolidated subsidiaries. All intercompany transactions and balances among consolidated entities have been eliminated.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$187,054	$155,701	$551,221	$468,191
Costs and expenses:
Direct expenses	64,597	53,261	198,511	163,302
Selling, general and administrative (including stock-based compensation of $2,616, $9,560, $11,541, and $21,328)	74,690	74,362	223,159	210,886
Exit costs and restructuring charges	848	4,797	1,401	6,860
Depreciation and amortization	49,333	49,983	148,405	144,578

Operating loss	(2,414)	(26,702)	(20,255)	(57,435)

Investment income	466	2,159	2,528	6,893
Interest expense	(12,560)	(10,622)	(39,545)	(21,706)
Loss on early extinguishment of debt	—	—	—	(63,928)
Other (expense) income, net	(217)	232	(309)	(1,212)

Loss from continuing operations before income taxes	(14,725)	(34,933)	(57,581)	(137,388)
Income tax benefit	—	—	—	(511)

Net loss from continuing operations	(14,725)	(34,933)	(57,581)	(136,877)
(Loss) income from discontinued operations, net of tax	—	(305)	—	1,482
Gain on sale of discontinued operations, net of tax	—	45	—	15,789

Net loss	$(14,725)	$(35,193)	$(57,581)	$(119,606)

Consolidated Operating Results
Consolidated Revenues
Consolidated revenue increased $31.4 million, or 20.1%, and $83.0 million, or 17.7%, for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 largely due to the acquisition of NEON. Revenue during the three months ended June 30, 2007 includes a $4.4 million benefit related to a reciprocal compensation agreement. On a pro forma basis, and excluding the $4.4 million benefit, consolidated revenue increased $12.0 million, or 6.8%, and $32.2 million, or 6.2%, for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, primarily due to an increase in the number of customers in the Residential and SMB segment and higher transport revenues in the RCN Metro segment.
Consolidated Direct Expenses
Consolidated direct expenses increased $11.3 million, or 21.3%, and $35.2 million, or 21.6%, for the three and nine months ended September 30, 2008 compared to the same periods in 2007 primarily due to the acquisition of NEON. Direct expenses during the three months ended June 30, 2007 included a net benefit of $0.7 million consisting of a favorable vendor settlement partially offset by an increase in franchise fees identified during an audit, and direct expenses during the three months ended September 30, 2007 included a benefit of $1.2 million in programming expense due to more favorable claims experience with programming audits. Direct expenses during the three months ended March 31, 2008 include a net benefit of $1.4 million consisting of favorable settlements with our voice and data network providers. On a pro forma basis and excluding these benefits, consolidated direct expenses increased $2.6 million, or 4.1%, for the three months ended and $13.1 million, or 7.0%, for the nine months ended September 30, 2008 compared to the same period in 2007, due to increases in customers and revenue for both the Residential/SMB and RCN Metro segments, as well as an increase in the average programming cost per subscriber in the Residential /SMB segment.

Consolidated Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses (“SG&A”) increased $0.3 million, or 0.4% and $12.3 million, or 5.8% for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007, primarily due to the acquisition of NEON. On a pro forma basis, and excluding stock-based compensation, SG&A increased by $0.8 million, or 1.1% for the three months ended September 30, 2008 and remained flat for the nine months ended September 30, 2008 compared to the same periods in 2007, reflecting a decline in certain general and administrative expenses, primarily due to the integration and synergies achieved with the NEON acquisition, offset by increases in bad debt expense, property taxes and legal costs.
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
Residential / SMB Segment Operating Results

	Residential/Small Business
	For the three months ended September 30,
			Fav(unfav)
	2008	2007	Variance	Var %
Revenue:

Video	$74,907	67,456	7,451	11.0%
Data	36,097	33,437	2,660	8.0%
Voice	28,604	29,513	(909)	(3.1%)
Recip Comp/Other	4,091	4,933	(842)	(17.1%)

Total Revenue	143,699	135,339	8,360	6.2%

Direct expenses	48,908	45,323	(3,585)	(7.9%)
Selling, general and administrative (excluding stock-based compensation)	58,043	57,250	(793)	(1.4%)

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$36,748	$32,766	$3,982	12.2%

Reconciliation to Operating Loss

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$36,748	$32,766
Less: Stock-based compensation	2,017	8,400
Less: Depreciation and amortization	42,080	48,543
Less: Exit costs and restructuring charges	486	4,797

Operating loss	$(7,835)	$(28,974)

	Residential/Small Business
	For the nine months ended September 30,
			Fav(unfav)
	2008	2007	Variance	Var %
Revenue:

Video	$218,613	$202,211	$16,402	8.1%
Data	106,667	98,944	7,723	7.8%
Voice	86,555	88,495	(1,940)	(2.2%)
Recip Comp/Other	12,998	19,358	(6,360)	(32.9%)

Total Revenue	424,833	409,008	15,825	3.9%

Direct expenses	150,146	140,275	(9,871)	(7.0%)
Selling, general and administrative (excluding stock-based compensation)	169,057	166,676	(2,381)	(1.4%)

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$105,630	$102,057	$3,573	3.5%

Reconciliation to Operating Loss

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$105,630	$102,057
Less: Stock-based compensation	8,965	18,748
Less: Depreciation and amortization	125,370	139,478
Less: Exit costs and restructuring charges	834	6,772

Operating loss	$(29,539)	$(62,941)

Residential / SMB Revenues
Residential/SMB revenue increased $8.4 million, or 6.2%, and $15.8 million, or 3.9%, for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007, respectively. Excluding a $4.4 million benefit related to a reciprocal compensation agreement recognized during the three months ended June 30, 2007, residential/SMB revenue increased $20.2 million, or 5.0%, during the nine months ended September 30, 2008 as compared to the same period in 2007. The increases are primarily due to an increase in the average number of customers. Customers increased by approximately 15,000, or 3.6%, from September 30, 2007 to September 30, 2008 primarily due to increased sales opportunities generated through investments in new and rebuilt homes, and increased focus on sales and marketing to SMB customers. Total revenue generating units (“RGUs”) grew by approximately 31,000, or 3.5%, from September 30, 2007 to September 30, 2008, driven primarily by overall customer increases, with data RGU growth outpacing both video and voice RGU growth, consistent with industry trends. Average revenue per customer (“ARPC”) increased by 2.1% over the three months ended September 30, 2007, due primarily to growth in average revenue per video RGU and increased high-speed data penetration, partially offset by declines in average revenue per voice and data RGU. The increase in average revenue per video RGU was driven mainly by our annual video rate increase, which partially mitigates the impact of annual increases in programming costs, as well as increased customer purchases of value added products and services such as our digital set-top, high definition (“HD”) and digital video recorder (“DVR”) boxes, digital programming tier and premium channels. The decrease in average revenue per voice RGU was due to overall market pricing trends, where voice prices have consistently decreased over the past several years. The decrease in average revenue per data RGU was primarily due to an increase in the percentage of data RGUs representing lower-speed data plans, which has increased since RCN introduced these plans last year.

Residential / SMB Metrics[4]	September 30, 2008	September 30, 2007

Video RGUs [1]	366,000	357,000
Data RGUs [1]	301,000	279,000
Voice RGUs [1]	247,000	248,000

Total RGUs [1]	915,000	884,000

Customers [2]	428,000	413,000
ARPC [3]	$111	$109

(1)	RGUs are all video, high-speed data, and voice connections provided to residential households and SMB customers. Dial-up Internet and long distance voice services are not included. Additional telephone lines are each counted as an RGU, but additional room outlets for video service are not counted. For bulk arrangements in residential multiple dwelling units (“MDUs”), including dormitories, the number of RGUs is based on the number of video, high-speed data and voice connections provided and paid for in that MDU. Commercial structures such as hotels and offices are counted as one RGU regardless of how many units are in the structure. Delinquent accounts are generally disconnected and no longer counted as RGUs after a set period of time in accordance with our credit and disconnection policies. RGUs may include customers receiving some services for free or at a reduced rate in connection with promotional offers or bulk arrangements. RGUs provided free of charge under courtesy account arrangements are not counted, but additional services paid for are counted.

(2)	A “Customer” is a residential household or SMB that has at least one paid video, high-speed data or local voice connection. Customers with only Dial-up Internet or long distance voice service are not included. For bulk arrangements in residential MDUs, including dormitories, each unit for which service is provided and paid for is counted as a Customer. Commercial structures such as hotels and offices are counted as one Customer regardless of how many units are in the structure. Delinquent accounts are generally disconnected and no longer counted as Customers after a set period of time in accordance with our credit and disconnection policies.

(3)	ARPC is total revenue for a given monthly period (excluding Dial-up Internet, reciprocal compensation and certain commercial revenue) divided by the average number of Customers for the period. This definition of ARPC may not be similar to ARPC measures of other companies.

(4)	In connection with our transition to segment reporting, effective January 1, 2008 we have reclassified certain customers, RGUs and revenue related to our RCN Metro business unit, such that they are no longer included in our reported Residential and SMB metrics. The impact on customers and RGUs is de minimis, and the impact on ARPC would be to reduce historical reported amounts by approximately $1. Therefore, this change will only be reflected for periods after January 1, 2008, and historical results will remain as previously presented.
Residential / SMB Direct Expenses
Direct expenses increased $3.6 million, or 7.9%, and $9.9 million, or 7.0%, for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007. Excluding the benefits discussed above in consolidated direct expenses resulting from favorable vendor settlements, programming and franchise audits, direct expenses increased $2.4 million, or 5.1%, and $9.4 million, or 6.6%, for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The increase in direct expenses for the three and nine months ended September 30, 2008 is primarily due to increases in the average programming cost per subscriber and higher average video RGUs.

Residential / SMB Selling, General and Administrative Expenses
SG&A decreased by $5.6 million, or 8.5%, and $7.4 million, or 4.0%, for the three and nine months ended September 30, 2008 as compared to the same periods in 2007. Excluding stock-based compensation expense, SG&A increased $0.8 million, or 1.4%, and $2.4 million, or 1.4%, for the three and nine months ended September 30, 2008 as compared to the same periods in 2007. The increase in SG&A expenses during the three months ended September 30, 2008 is primarily due to an increase in bad debt expense and property taxes mostly offset by reductions in contract labor and marketing expenses. For the nine months ended September 30, 2008, the increase in SG&A expenses primarily reflects an increase in bad debt expense, legal costs, and property taxes totaling approximately $6.0 million, partially offset by reductions in facilities, customer care and other general and administrative expenses totaling approximately $3.6 million.
RCN Metro Optical Networks Operating Results

	RCN Metro
	For the three months ended September 30,
			Fav(unfav)
	2008	2007	Variance	Var %
Revenue:(1)

Transport Services	$33,324	$13,388	$19,936	148.9%
Data and Internet Services	642	686	(44)	(6.4%)
Leased Services	7,835	5,426	2,409	44.4%
Installation and other	1,554	862	692	80.3%

Total Revenue	43,355	20,362	22,993	112.9%

Direct expenses	15,689	7,938	(7,751)	(97.6%)
Selling, general and administrative (excluding stock-based compensation)	14,031	7,552	(6,479)	(85.8%)

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$13,635	$4,872	$8,763	179.9%

Reconciliation to Operating Loss

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$13,635	$4,872
Less: Stock-based compensation	599	1,160
Less: Depreciation and amortization	7,253	1,440
Less: Exit costs and restructuring charges	362	—

Operating income	$5,421	$2,272

(1) Certain prior period revenue amounts have been reclassified to conform with the current presentation.

	RCN Metro
	For the nine months ended September 30,
			Fav(unfav)
	2008	2007	Variance	Var %
Revenue:(1)

Transport Services	$96,899	$38,476	$58,423	151.8%
Data and Internet Services	1,745	2,258	(513)	(22.7%)
Leased Services	23,650	15,096	8,554	56.7%
Installation and other	4,094	3,353	741	22.1%

Total Revenue	126,388	59,183	67,205	113.6%

Direct expenses	48,365	23,027	(25,338)	(110.0%)
Selling, general and administrative (excluding stock-based compensation)	42,561	22,882	(19,679)	(86.0%)

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$35,462	$13,274	$22,188	167.2%

Reconciliation to Operating Loss

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$35,462	$13,274
Less: Stock-based compensation	2,576	2,580
Less: Depreciation and amortization	23,035	5,100
Less: Exit costs and restructuring charges	567	88

Operating income	$9,284	$5,506

(1) Certain prior period revenue amounts have been reclassified to conform with the current presentation.

RCN Metro Revenues
Revenue increased $23.0 million, or 112.9%, and $67.2 million, or 113.6%, for the three and nine months ended September 30, 2008 as compared to the same periods in 2007, primarily due to the acquisition of NEON. On a pro forma basis, revenue increased $3.6 million, or 9.1%, and $12.0 million, or 10.5%, for the three and nine months ended September 30, 2008 as compared to the same periods in 2007, due primarily to growth in transport services to our carrier and enterprise customers. RCN Metro had approximately 800 customers as of September 30, 2008. The top 20% of these customers have monthly revenue in excess of $10,000, generating approximately 90% of RCN Metro’s total revenue, and the top 3% of these customers have monthly revenue in excess of $100,000, representing multiple locations and services purchased per customer, and generating approximately 60% of RCN Metro’s total revenue. From a customer segment perspective, RCN Metro generates approximately one third of its revenue from telecommunications carriers, one quarter each from national wireless providers and financial services enterprise customers, and the remainder from other enterprise customers.
While RCN Metro’s revenue is somewhat concentrated within certain industries and customers, we attempt to mitigate any potential risk by performing detailed credit analysis on all new customers, and by aggressively managing outstanding accounts receivable balances and customer payments. In addition, the nature of our core product set, which is high bandwidth, high availability, low latency, redundant transport, often supports mission critical applications (e.g. trading operations, voice/data traffic aggregation, core network connectivity, etc.) for our customers, which positions us to maintain and/or grow our customer and revenue base, even in a challenging economic environment.

RCN Metro Direct Expenses
Direct expenses increased $7.8 million, or 97.6%, and $25.3 million, or 110.0%, for the three and nine months ended September 30, 2008 as compared to the same periods in 2007, primarily due to the acquisition of NEON. On a pro forma basis, direct expenses increased $0.2 million, or 1.3%, and $3.8 million, or 8.4%, for the three and nine months ended September 30, 2008, largely due to added costs associated with the increase in revenue, including leased circuits, building access, rights-of-way and co-location costs.
RCN Metro Selling, General and Administrative Expenses
SG&A increased $5.9 million, or 67.9%, and $19.7 million, or 77.3%, for the three and nine months ended September 30, 2008 as compared to the same periods in 2007. On a pro forma basis and excluding stock-based compensation, SG&A remained flat for the three months ended September 30, 2008 and decreased $1.9 million, or 4.2%, for the nine months ended September 30, 2008, respectively, as compared to the same periods in 2007, primarily as a result of cost synergies realized through employee and other cost reductions enabled by the integration of NEON, partially offset by increases in sales and marketing expenses.
Consolidated Depreciation and Amortization
Depreciation expense decreased $0.4 million, or 0.9%, to $44.7 million for the three months ended September 30, 2008 compared to the same period in 2007, due to a decline of approximately $8.7 million as a result of fixed assets that became fully depreciated since September 30, 2007, offset by additional depreciation associated with NEON of approximately $4.6 million and approximately $3.7 million from additional assets placed into service since September 30, 2007.
Depreciation expense increased $3.4 million, or 2.6%, to $133.4 million for the nine months ended September 30, 2008 compared to the same period in 2007, reflecting additional expense of approximately $15.1 million associated with NEON, a net impairment charge on certain network equipment of $0.8 million, and approximately $12.6 million from additional assets placed into service since September 30, 2007, offset by a decline of approximately $25.1 million due to fixed assets that became fully depreciated since September 30, 2007.
Amortization expense decreased $0.2 million, or 5.0%, to $4.6 million for the three months ended September 30, 2008 compared to the same period in 2007. During the three months ended September 30, 2008, an adjustment was made to reduce the fair value assigned to customer relationships acquired in the NEON acquisition (see Note 3) and as a result, a cumulative reduction to amortization was made totaling $1.3 million. Excluding this adjustment, amortization would have increased by $1.1 million due to the intangible assets acquired in the NEON acquisition.
Amortization expense increased $0.5 million, or 3.2%, to $15.0 million for the nine months ended September 30, 2008 compared to the same period in 2007, due to an increase in customer relationship intangible assets resulting from the acquisition of NEON.
Consolidated Exit Costs and Restructuring Charges
During the three and nine months ended September 30, 2008, we recorded exit costs and restructuring charges of $0.8 million and $1.4 million, respectively, primarily from $1.1 million in employee termination benefits, as well as revisions to the estimated cash flows from several leased properties.
During the three and nine months ended September 30, 2007, we recorded exit costs and restructuring charges totaling $4.8 million and $6.9 million, respectively. During the three months ended September 30, 2007, we recorded exit costs associated with two property leases totaling $2.1 million, as well as restructuring costs of $2.5 million associated with outsourcing our customer care operations. During the first six months of 2007, we recorded exit costs totaling $5.0 million resulting from an early lease termination and revisions made to the estimated cash flows from several leased properties. In addition, during the first six months of 2007, we reached a settlement with 202 Centre Street Realty LLC for damages incurred by RCN relating to space that RCN had exited in 2002, and the portion of the settlement relating to RCN’s abandoned property, plant and equipment, net of legal fees incurred, totaling $3.1 million, was recorded in “impairments, exit costs and restructurings.”
Consolidated Other Income (Expense) Items
Investment Income
Investment income decreased $1.7 million, or 78.4%, to $0.5 million and decreased $4.4 million, or 63.3%, to $2.5 million for the three and nine months ended September 30, 2008 compared to the same periods in 2007. The decrease was due to a decline in the average cash and short-term investment balance as well as lower yields from the Company’s short-term investments due to decreases in short-term market rates.

Interest Expense
Interest expense increased by $1.9 million, or 18.3%, to $12.6 million and increased $17.8 million, or 82.2%, to $39.5 million for the three and nine months ended September 30, 2008 compared to the same periods in 2007. The increase was primarily due to the increase in our weighted average debt balance.
Outstanding debt at September 30, 2008 was $739.4 million compared to $741.3 million at June 30, 2008 and $521.8 million at September 30, 2007. The weighted average interest rate, including the effect of interest rate swaps, for the three months ended September 30, 2008 and September 30, 2007 was 6.2% and 7.6%, respectively. The weighted average interest rate, including the effect of interest rate swaps, for the nine months ending September 30, 2008 and September 30, 2007 was 6.6% and 7.6%, respectively.
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
Liquidity and Capital Resources

	September 30,	December 31,
	2008	2007

Cash, cash equivalents and short-term investments	$58,636	$67,692
Debt (including current maturities and capital lease obligations)	739,443	744,945
Subject to the risks outlined in our “Cautionary Statements Regarding Forward-Looking Statements,” we expect to fund our ongoing investing and mandatory financing activities, excluding the final maturity of our First Lien Credit Facility in 2014, with cash on hand and cash flows from operating activities. If our operating performance differs significantly from our forecasts, we may be required to reduce our operating expenses and curtail capital spending, and we may not remain in compliance with our debt covenants.
Operating Activities
Net cash provided by operating activities was $101.9 million for the nine months ended September 30, 2008, which reflects an increase of $20.8 million compared to cash provided by operating activities for the nine months ended September 30, 2007. The increase reflects improved earnings from operations offset by higher interest payments.
During the nine months ended September 30, 2008 and 2007, we made cash payments for interest totaling $38.1 million and $25.9 million, respectively. The increase in interest payments was a result of the increase in our average debt balance in connection with our new financing put into place in 2007.
Investing Activities
Net cash used in investing activities was $92.9 million during the nine months ended September 30, 2008, primarily due to $111.9 million in additions to property, plant and equipment offset by $3.9 million in proceeds from the sale of assets related to our discontinued California operations and other assets, a $7.7 million decrease in short-term investments and a $7.4 million decrease in restricted investments. Net cash used in investing activities was $62.5 million during the nine months ended September 30, 2007, primarily reflecting $89.6 million in additions to property, plant and equipment and an increase in short-term investments of $21.0 million, offset by $49.4 million in proceeds from the sale of discontinued operations and other assets. The increase in capital expenditures in the first nine months of 2008 as compared to the same period in 2007 was primarily due to our “analog crush” initiative to transition our video network to an all-digital platform. Capital expenditures for 2008 are expected to be approximately $125 million, excluding business or customer acquisitions. These capital expenditures will be funded by cash flow from continuing operations as well as cash on hand.

Financing Activities
Net cash used in financing activities was $10.3 million for the nine months ended September 30, 2008, primarily consisting of the repayment of long-term debt of $5.4 million, dividend payments of $1.4 million, and the purchase of common stock of $3.7 million consisting of $2.8 million in common share repurchases and $0.9 million of treasury shares resulting from restricted share vestings. Net cash used in financing activities was $51.1 million for the nine months ended September 30, 2007, reflecting $347.3 million used to pay the special dividend and $217.6 million for the repayment of debt, offset by $520.0 million in debt proceeds.
Description of Outstanding Debt
As of September 30, 2008, our total debt was approximately $739.4 million, including $2.9 million of capital leases. The following is a description of our debt and the significant terms contained in the related agreements.
First-Lien Credit Agreement
The Company’s credit agreement with Deutsche Bank, as Administrative Agent, and certain syndicated lenders (“First-Lien Credit Agreement”) provides for term loans to the Company in the aggregate principal amount of $720 million, and a $75 million revolving line of credit, all of which can be used as collateral for letters of credit. Approximately $44.5 million of the revolving line of credit is currently utilized for outstanding letters of credit relating to our surety bonds, real estate lease obligations, right-of-way obligations, and license and permit obligations. An additional $25 million of the revolving line of credit was drawn down to purchase NEON. As of September 30, 2008, we had $5.5 million of available borrowing capacity under the revolving line of credit. The obligations of the Company under the First-Lien Credit Agreement are guaranteed by all of its operating subsidiaries and are secured by substantially all of the Company’s assets.
The term loan bears interest at the Administrative Agent’s prime lending rate plus an applicable margin or at the Eurodollar rate plus an applicable margin, based on the type of borrowing elected by the Company. The effective rate at September 30, 2008 was 6.8% (including the effect of the interest rate swaps discussed in Note 9 to our condensed consolidated financial statements).
The First-Lien Credit Agreement requires the Company to maintain a Secured Leverage Ratio not to exceed 5.00:1 through September 30, 2008. The Secured Leverage Ratio thereafter declines periodically, eventually reaching 3.00:1 and continues at that rate from December 31, 2012 until maturity in May 2014. The First-Lien Credit Agreement also contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, create liens on its assets, make particular types of investments or other restricted payments, engage in transactions with affiliates, acquire assets, utilize proceeds from asset sales for purposes other than debt reduction (except for limited exceptions for reinvestment in the business), merge or consolidate or sell substantially all of the Company’s assets.
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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes in our “Legal Proceedings” as discussed in Item 3 of our Annual Report.
Item 1A. Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item1A “Risk Factors” of our Form 10-K for the year ended December 31, 2007. The risks described in our Form 10-K are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.
Item 5. Other Information
On November 3, 2008, the Company announced that its Senior Vice President, General Counsel, and Corporate Secretary Benjamin R. Preston will be leaving the Company to pursue other opportunities. On November 4, 2008, the Company entered into an agreement with Mr. Preston (the “Separation Agreement”), to confirm the termination of Mr. Preston’s employment.
Pursuant to the Separation Agreement, Mr. Preston will continue to serve as an employee until November 7, 2008. Upon termination, and upon Mr. Preston executing a full and irrevocable release of claims against RCN and its affiliates through the date of the Separation Agreement, the Company has agreed to (i) pay Mr. Preston $187,500 in the form of a lump sum payment; (ii) continue to provide Mr. Preston and his dependents with health and dental insurance coverage through the period ending November 30, 2009 and (iii) pay Mr. Preston a pro rata portion of his annual bonus for 2008. In addition, (i) 40,581 of Mr. Preston’s outstanding options to purchase shares of common stock will become fully vested and exercisable in March 2009 and will expire in June 2009, (ii) 4,167 of Mr. Preston’s unvested shares of restricted stock will become fully vested in March 2009, and (iii) 9,667 of Mr. Preston’s unvested restricted stock units and shares of restricted stock will vest in March 2009 if certain performance criteria are met. All remaining unvested options to purchase shares of common stock, shares of restricted stock and restricted stock units will be forfeited. Mr. Preston shall not be entitled to any additional or duplicative severance benefits under the March 14, 2006 letter agreement entered into in connection with Mr. Preston commencing employment with the Company.

Item 6. Exhibits

10.1	Separation and Release Agreement, dated as of November 4, 2008, by and between RCN Corporation and Benjamin Preston.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RCN Corporation

/s/ Peter D. Aquino
Peter D. Aquino
President and Chief Executive Officer
Date: November 4, 2008

/s/ Michael T. Sicoli
Michael T. Sicoli
Executive Vice President and Chief Financial Officer
Date: November 4, 2008

/s/ Leslie J. Sears
Leslie J. Sears
Senior Vice President and Controller
Date: November 4, 2008

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Separation and Release Agreement, dated as of November 4, 2008, by and between RCN Corporation and Benjamin Preston.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.