Form 10-K
period 2008-12-31
RCN CORP /DE/
filed 2009-02-24
CIK 1041858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the outstanding common stock of the Registrant held by non-affiliates as of June 30, 2008 based on the closing price of $10.78 on the NASDAQ was $320.6 million. Shares reported on Schedule 13D or 13G as being beneficially owned by a holder or group of holders who collectively beneficially own 15% or more of the registrant’s outstanding common stock have been excluded from such calculation. Such exclusion, however, shall not constitute an admission that such persons possess the power to direct or cause the direction of the management and policies of the registrant. There were 36,699,555 shares of voting common stock with a par value of $0.01 outstanding at February 19, 2009.
Indicate by check mark whether the registrant has filed all documents and reports to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on June 3, 2009 (“the 2009 Proxy Statement” are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2008.

RCN CORPORATION AND SUBSIDIARIES
For the year ended December 31, 2008

Cautionary Statement Regarding Forward Looking Statements:
Our Form 10-K (“Annual Report”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the current views of RCN Corporation with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, RCN Corporation, which we refer to as “we”, “us” or “our” and in some cases, “RCN” or the “Company”, also provides forward-looking statements in other materials RCN releases to the public or files with the United States Securities and Exchange Commission (“SEC”), as well as oral forward-looking statements. You should consult any further disclosures on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC.
Such forward-looking statements are and will be subject to many risks, uncertainties and factors relating to our operations and the business environment that may cause our actual results to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause our actual results to differ materially from these forward-looking statements include, but are not limited to, the following:
•	our ability to operate in compliance with the terms of our financing facilities (particularly the financial covenants);

•	our ability to maintain adequate liquidity and produce sufficient cash flow to fund our capital expenditures and debt service;

•	our ability to attract and retain qualified management and other personnel;

•	our ability to maintain current price levels;

•	our ability to acquire new customers and retain existing customers;

•	changes in the competitive environment in which we operate, including the emergence of new competitors;

•	changes in government and regulatory policies;

•	deterioration in and uncertainty relating to economic conditions generally and in particular, affecting the markets in which we operate;

•	pricing and availability of equipment and programming;

•	our ability to obtain regulatory approvals and our ability to meet the requirements in our license agreements;

•	our ability to complete acquisitions or divestitures and to integrate any business or operation acquired;

•	our ability to enter into strategic alliances or other business relationships;

•	our ability to overcome significant operating losses;

•	our ability to expand our operating margins;

•	our ability to develop products and services and to penetrate existing and new markets;

•	technological developments and changes in the industry; and

•	the risks discussed in “Risk Factors” under Item 1A below.
Statements in this Annual Report and the exhibits to this report should be evaluated in light of these important factors. RCN is not obligated to, and undertakes no obligation to, publicly update any forward-looking statement due to actual results, changes in assumptions, new information or as the result of future events.

PART I
ITEM 1. BUSINESS
Introduction
RCN is a competitive broadband services provider, delivering all-digital and high-definition video, high-speed internet and premium voice services primarily to Residential and Small and Medium Business (“SMB”) customers under the brand names of RCN and RCN Business Services, respectively. In addition, through our RCN Metro Optical Networks business unit (“RCN Metro”), we deliver fiber-based high-capacity data transport services to large commercial customers, primarily large enterprises and carriers, targeting the metropolitan central business districts in our geographic markets. We operate our own networks, and our primary service areas include: Washington, D.C., Philadelphia, Lehigh Valley (PA), New York City, Boston and Chicago.
Our RCN and RCN Business Services network passes approximately 1.4 million addressable homes and businesses, and we currently have licenses to provide video, data, and voice services to over 5 million licensed homes and businesses in our footprint. We serve approximately 428,000 residential and SMB customers.
RCN Metro also has numerous points of presence (“POPs”) in other key cities from Richmond, Virginia to Portland, Maine as our fiber network continues to expand. RCN Metro currently enters approximately 1,300 locations through our own diverse fiber facilities, providing connectivity to private networks, as well as telecommunications carrier meet points, and local exchange central offices owned and operated by other carriers. Our RCN Metro fiber routes now exceed 7,000 route miles, with hundreds of additional commercial buildings on or near our network. We also have nearly 313,000 fiber strand miles, which highlights the fact that many of our metro and intercity rings are fiber-rich.
Subsequent to the Company’s acquisition of NEON Communications Group, Inc. (“NEON”) in November 2007, management reorganized RCN’s business into two key segments: (i) Residential/SMB and (ii) RCN Metro. There is substantial managerial, network, operational support and product overlap between the Residential and SMB businesses and, as a result, we have historically reported these two businesses as one segment. RCN Metro, however, is managed separately from the other two business units, with separate network operations, engineering, and sales personnel, as well as separate systems, processes, products, customers and financial measures. Management of the Company’s two key businesses is unified only at the most senior executive levels of the Company. Therefore, beginning with the results of operations for 2008, the financial results of the RCN Metro business unit are being reported as a separate segment in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about segments of an enterprise and related information” and applicable SEC regulations. All prior period amounts in this Report have been restated to present the results as two separate reportable segments. For financial and other information about our segments, refer to Item 8, Note 15 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
RCN is a Delaware corporation formed in 1997. Our principal executive office is located at 196 Van Buren Street, Suite 300, Herndon, Virginia 20170, and our telephone number is (703) 434-8200.
On May 27, 2004, RCN and four of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York and in August 2004, five additional subsidiaries of RCN filed voluntary petitions for reorganization under Chapter 11 (all ten collectively, the “RCN Debtors”). On December 21, 2004 (the “Effective Date”), the RCN Debtors’ joint plan of reorganization (the “Plan”) became effective and the RCN Debtors emerged from its Chapter 11 reorganization with a significantly restructured balance sheet.
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
2008 Highlights
Consolidated RCN. Consolidated revenue grew by approximately 16% in 2008, driven largely by the NEON acquisition (further discussed below in the RCN Metro Segment section). Pro forma for the NEON acquisition, consolidated revenue grew by approximately 6%. We also continued our margin expansion progress, driven largely by a decrease in our selling, general and administrative costs (excluding stock-based compensation expense) as a percentage of revenue by approximately 200 basis points, to 38% of revenue.

Residential / SMB Segment. Residential/SMB revenue grew by approximately 4% in 2008. We achieved this growth through the addition of approximately 12,000 customers and 18,000 revenue generating units, as well as an increase in average revenue per customer of approximately $1 per month. In addition, during 2008 we launched project “Analog Crush” in each of our major metropolitan markets (excluding Lehigh Valley), migrating all customers in those markets to an all-digital video platform, freeing up valuable video spectrum for 100+ HD channels, a best-in-class international tier, and hundreds of digital channels available for new programming. This key initiative, which was completed in early 2009, drove a significant increase in digital penetration to 87% of our video customers at the end of 2008, up from 69% at the end of 2007.
RCN Metro Segment. RCN Metro revenue grew by approximately 91% in 2008, driven primarily by the NEON acquisition. Pro forma for the NEON acquisition, RCN Metro revenue grew by approximately 11% in 2008. This growth was primarily the result of continued strong demand for our high-capacity, high-availability, and diverse data transport services. With the NEON integration now substantially complete, we are one of the premier competitive telecommunications providers in our footprint, offering enterprise and carrier customers high-bandwidth data transport services in the largest Northeastern U.S. cities, as well as to a number of other Northeastern U.S. cities and towns, along network routes that provide both redundancy to, and diversity from, solutions offered by competing carriers.
Description of our Businesses
Residential / SMB Segment
In 2008, our Residential/SMB segment generated approximately 77% of our consolidated revenues (see Note 15 “Financial Data by Business Segment” to our Consolidated Financial Statements). Through our RCN and RCN Business Services business units, we offer video, traditional circuit-switched telephone, and high-speed Internet products to residential and SMB customers. Customers can purchase our products on an a la carte basis, or they may choose to bundle multiple services into a single subscription with single billing and a single point of installation and support. Customers who bundle services typically receive those services at a discount to the sum of the a la carte prices of the individual products. Our bundle approach reduces operating costs due to efficiencies in customer care, billing, and support, and we believe offers our customers a greater value. Approximately 68% of our current customer base purchases bundled products.
Video Services
Our video service delivers multiple channels of television programming to subscribers who pay a monthly recurring fee. Subscription rates and other related charges vary depending on the type of service selected and equipment used by the subscriber. We offer varied channel line-ups in each system serving a particular geographic market. Channel offerings are in accordance with applicable local and federal regulatory requirements and are also based on programming preferences and demographics in each of our markets. We receive television signals delivered from television networks over-the-air, by fiber-optic transport, or via satellite delivery to our antennas, microwave relay stations and satellite earth stations. We aggregate and organize these signals in our technical facilities and deliver a specified lineup of programming services to our subscribers in an all-digital format.
Our video services include:
•	Basic and Signature Services: Our video customers receive a package of basic programming that generally consists of local broadcast television stations, local community programming (including governmental and public access), and limited satellite-delivered or non-broadcast channels. The basic channel line-up generally includes up to 50 channels. Our “Signature” or expanded basic programming package includes approximately 150 additional channels, including many popular regional and national cable networks. Both of these service levels are available in a 100% digital viewing format for our customers who utilize a digital set-top box which, following the completion of project Analog Crush, is now required for customers in all markets except Lehigh Valley, where digital set-top boxes remain optional.

•	Enhanced Digital Services: We offer additional programming content to customers who utilize a digital set-top box and desire broader programming choices. With the use of the digital-set top box, our customers enjoy an interactive program guide and access to our video on demand (“VOD”) library, as well as the ability to access hundreds of additional channels through our “Premiere” service package, which includes special interest networks, movie and entertainment networks, and digital music.

•	Premium Channels: Our customers can also purchase premium movie and entertainment channels, such as Showtime, HBO, Starz, and Encore on an a la carte basis for a monthly fee. All such services include Video-on-Demand content as part of the monthly subscription. We also provide foreign language programming and adult content for an additional monthly fee.

•	High-Definition Television (“HDTV”): Our HDTV service provides customers who utilize advanced digital set-top boxes with improved, high-resolution picture quality, improved audio quality and a wide screen format. We currently offer our HDTV customers approximately 75 high-definition channels in most areas, including most broadcast networks, leading national cable networks, regional sports networks, and premium channels, and we expect to increase our offering to 100 or more high-definition channels in 2009. In addition, our HDTV customers have access to selected video on demand content in high-definition format.

•	Video on Demand and Subscription Video on Demand (“SVOD”): Our VOD service provides customers with access to an extensive library of movies and other television content with control over the timing and playback of that content. A substantial portion of this content is free to our customers who utilize digital set-top boxes, and we continue to expand our library as more content becomes available. RCN also offers SVOD services which provide our customers with on demand access to additional content that is either associated with premium content to which they subscribe, or made available for an additional fee.

•	Digital Video Recorder (“DVR”): RCN offers a dual-tuner High-Definition DVR set-top box that allows our customers to record one program while viewing another whether it is recorded in standard definition or high-definition. DVR technology affords the ability to our customers to digitally record, store and play television programs without the inconvenience of tapes or DVDs.

•	Pay-Per-View (“PPV”): Our PPV service provides customers with the ability to order, for a separate fee, movies as well as “Big Event” programming such as sporting events or music concerts on an unedited, commercial-free basis.

•	Lehigh Valley Studio: We operate a video production studio located in Lehigh Valley, Pennsylvania, where we produce sports, news, and entertainment programs focused on community and local interest in our markets. Much of this RCN-produced content is made available on an on-demand basis through our VOD platform. We plan to continue to utilize our ability to produce original programming to distinguish our video offerings from our competitors.

•	Bulk Video Services: We provide video services to hotels, hospitals, universities, and other organizations seeking to deliver multiple video connections by means of a single relationship with a video provider. Our bulk video products generally offer more limited video lineups than available to our residential customers. These services, however, generally involve more extensive installation and network design / development than residential applications, and are often combined with voice, Internet and data transport services as a bundled, customized communications solution.
High-Speed Data Services
We offer high-speed Internet services to residential and SMB customers at download speeds ranging from 1.5 megabits per second, or Mbps, to 20 Mbps, depending on the level of service selected. These services include Internet access, email and webmail, Internet security services, and other web-based services. During 2009, we plan to make investments in our network to significantly increase both download and upload speeds for our customers.
Voice Services
We provide local, long distance, and international voice telephone services. We offer a full range of calling plans that generally include unlimited local, regional, and long distance calling with a variety of calling features. Our voice service features include voicemail, caller identification, call waiting, call forwarding, 3-way calling, 911 access, operator services, and directory assistance. We provide voice services through a traditional, switched platform in most of our markets, although in certain markets, we use a “digital phone” architecture that transmits data signals over our broadband network between the customer premises and an RCN switch for carriage to and from the public switched telephone network. As a voice provider, we operate as a facilities-based competitive local exchange carriers (“CLEC”), meaning that we have independent access to phone numbers, can initiate and terminate calls anywhere in the U.S. or internationally and provide 911 access to all of our voice customers by means of our traditional circuit-switched communications network.
RCN and RCN Business Services Network
Our RCN and RCN Business Services network architecture consists of a hybrid-fiber-coax network predominantly designed and built to support a bandwidth of 860 Megahertz. This architecture enables us to offer video, high-speed data, and local and long distance voice services to customers over a common network infrastructure. Our network also supports two-way interactive services such as VOD and linear pay-per-view services, as well as higher bandwidth high-definition video services. In the markets where we have completed project Analog Crush, the conversion to an all-digital video platform has allowed us to reallocate bandwidth on our network and to launch expanded and enhanced programming services.
Our RCN and RCN Business Services distribution network relies on service nodes, which receive video, data and voice signals from our fiber optic network and transmit those signals along our coaxial “last mile” distribution cables to customers’ premises. Our fiber cable entering any particular service node typically reaches to within 1,000 feet of the customers’ premises, and the node service area typically consists of approximately 150 homes or small business locations. This small node service area combined with the deep fiber architecture provides for better operational performance of our network and also provides higher bandwidth per home than the traditional network design of other cable and telecommunication service providers. While we currently have sufficient bandwidth to deliver all of our services, we are considering several new technologies, including DOCSIS 3.0 and MPEG4 digital compression, which could significantly increase our ability to deliver higher bandwidth services in the future.

Our RCN and RCN Business Services data network consists of the networking and computer equipment required to provide complete internet service provider (“ISP”) services to both our residential and SMB customers. We maintain an Internet backbone network that is used to interconnect to both settlement-free and settlement-based carriers. We maintain this backbone network as a means to provide service to our high-speed data customers.
We also maintain a carrier grade voice network that is capable of delivering high-quality voice services to residential, small business, enterprise and carrier customers. Fiber-optic backbone facilities using synchronous optical network (“SONET”) transport electronics typically provide interconnection from the RCN local telephony switch to the telephony distribution electronics. Our voice network provides primary line service with full interconnection to the local emergency 911 centers and includes reserve batteries in the network or at the customers premise to provide backup power in the event of a commercial power outage. In certain markets, we use a “digital phone” architecture that transmits data signals over our broadband network between the customer premises and an RCN switch, which then transports and terminates the call over the public switched telephone network. We anticipate that we will continue to offer traditional switch-based telephony services, which includes our “digital phone” product for the foreseeable future. However, we are evaluating opportunities to transition our voice platform to an IP-based architecture to reflect changing market trends.
Customer Service
Customer service is an essential element of our business. We provide customer support for routine customer technical and billing questions through a third party outsourcing provider, which utilizes domestic U.S. and international customer care professionals. More advanced customer questions and technical problems are handled by RCN employees, either in our centralized call center locations in Pennsylvania or the local markets we serve. We also provide certain customer service functions via the Internet.
Sales and Marketing
We sell our products through a variety of channels, including inbound and outbound telesales (which account for the majority of our sales), local direct sales representatives, customer care representatives, and our e-commerce platform. We use targeted marketing techniques to generate interest in our products, including direct mail (which accounts for the majority of our marketing spend), radio, and print advertising, as well as local market promotions directed at specific multi-dwelling units and well-attended entertainment and sporting events. We also use search engine marketing and customer referrals to market our products. Since our serviceable area is typically smaller than the overall media footprint in the metro markets we serve, we tend to focus more on direct mail and targeted local tactics rather than broader sources of media.
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
Competition
We compete with a wide range of service providers in each market, including incumbent local exchange carriers (“ILECs”), incumbent multiple system cable operators (“MSOs”), Direct Broadcast Satellite (“DBS”) providers, wireless providers and competitive telecommunications and Internet service providers. In recent years, competition has increased significantly for video, voice and data services in our markets, and we believe it will continue to intensify in the future. Our primary competitors, particularly Comcast, Time Warner, Verizon and AT&T possess significantly greater financial resources than we do, which they are using to fund substantial network expansions and upgrades, as well as product and service enhancements, and because we are presently unable to match this level of overall investment, we rely on our ability to provide more personalized and effective services to our customers and to operate more efficiently to compete against these companies.
Our primary competition for video services consists of incumbent MSOs and ILECs named above in our metro markets, Service Electric in Lehigh Valley, PA, and the DBS providers, DirecTV and Echostar. We also, to a lesser degree, compete with interactive broadband services, wireless and other emerging technologies that provide for the distribution and viewing of video programming, as well as home video products.

Our primary competition for voice and high-speed Internet services consists of incumbent MSOs and ILECs named above in our metro markets, Service Electric in Lehigh Valley, PA, CLECs, VoIP service providers, and wireless providers.
Sources of Supply
To provide video service, we purchase programming content from a number of networks. Our programming contracts generally continue for a fixed period of time and are subject to periodic, negotiated renewal, and we generally pay a monthly license fee based on the number of subscribers who access the programming. Some content providers offer financial incentives to support the launch of a channel and/or ongoing marketing efforts. For shopping and certain VOD and Pay-Per-View services, we receive a percentage of the amount that our customers spend from the content providers.
In an effort to achieve greater purchasing power, we purchase some of our programming content through the National Cable Television Co-op, or the NCTC, a cooperative buying organization that provides volume discounts to its members on programming purchased through the NCTC. The remainder of our programming is the result of direct agreements with the programmers. Our programming costs have increased every year we have operated and we expect them to continue to increase due to a variety of factors, including annual rate increases required under existing contracts, increases from programming agreement renewals, increases resulting from enhancements to existing channel content, and increases from the addition of new channels.
We also rely heavily on a limited number of key vendors for the infrastructure and software needed to run our network, including customer premise equipment.
RCN Metro Segment
In 2008, our RCN Metro segment generated approximately 23% of our consolidated revenues (see Note 15 “Financial Data by Business Segment” to our Consolidated Financial Statements). Through our RCN Metro segment, we offer commercial transport products and services to large enterprise and carrier customers. We distinguish RCN Metro in our markets by offering high-bandwidth, high-availability, diverse and redundant solutions for our customers, as well as superior customer service and technical responsiveness. Our RCN Metro network includes numerous unique fiber routes, making us an attractive provider of telecommunications services to critical customer locations that require redundant and diverse communications solutions.
Our enterprise customers are generally large corporations, financial, healthcare and educational institutions, and government agencies seeking high-bandwidth data transport services. We target Fortune 1000 companies and work closely with enterprise clients to develop custom telecommunications solutions that leverage our network and operational expertise. We have developed significant expertise in meeting the telecommunications needs of financial services firms, with several stock exchanges and major banks among our customers. Enterprise customers represent approximately 40% of RCN Metro’s revenue.
Our carrier customers are telecommunications services companies, including ILEC’s, CLEC’s, and other service providers, who utilize our services to provide redundancy for their own networks and to develop customer-specific applications. Wireless communications providers are among our largest carrier customers, to whom we provide backhaul transport services to aggregate traffic from their geographically-dispersed cell sites and switch sites. Carrier customers represent approximately 60% of RCN Metro’s revenue.
RCN Metro Products
Our commercial product offerings include metro and intercity SONET, dense wavelength division multiplexing (“DWDM”), and Ethernet based transport services, co-location services, and high-speed internet access services. We can also provide enterprise customers with services traditionally associated with our residential and SMB units, including video and voice. Following the initiation of RCN Metro service to a customer in any building, we target other potential customers in that building to deliver higher margin, incremental products and services to multiple customers located in that building.
•	Transport Services: We provide SONET and Ethernet-based data transport services both within our metro markets and between cities over our intercity fiber network. Specific service offerings include: SONET Private Line services at bandwidth levels including DS-1, DS-3, OC-3, OC-12, OC-48, and OC-192; Wavelength (DWDM) services enabling flexible and scalable high-capacity transport at 2.5 and 10 Gbps; and Ethernet services via dedicated, point-to-point as well as point-to-multipoint connectivity. We offer these services utilizing a variety of equipment platforms, enabling us to deliver services to customers in their preferred telecommunications architecture, including Cisco, Nortel, Lucent, and Ciena equipment.

•	Co-Location Services: We offer co-location services to our customers by maintaining secured and monitored technical space in the same facilities as several of our larger network operations locations. We offer full disaster recovery and data back-up capabilities in facilities that help assure maximum server and data availability, as well as customized monitoring, maintenance and hosting services, and provide cost-effective pricing for customers who desire to combine co-location and hosting services with our data transport services.

•	Internet Access: Our Internet access offerings include dedicated access services targeted at businesses that desire single or multipoint high-speed, dedicated connections to the Internet. Our dedicated Internet access service provides internet speeds of up to a Gigabit per second. We maintain numerous public and private peering arrangements with other Internet backbone networks in our geographic footprint.

RCN Metro Network
RCN Metro’s network is a fiber-based, highly redundant, survivable network optimized to deliver carrier grade telecommunications services to enterprise and carrier customers. The RCN Metro fiber-optic network is predominantly wholly-owned by RCN, and in certain cases may be leased from third party providers under long term leases. In several of our markets, particularly New York, the majority of our commercial fiber cable deployed is placed in entirely separate conduit facilities from those of the incumbent service providers, providing a major competitive differentiator and selling point for our enterprise and carrier products. In other cases, we utilize the rights-of-way provided by incumbent telecommunications and utility providers, or our own facilities in public rights-of-way. The acquisition of NEON substantially extended the reach of our RCN Metro network, adding intercity transport routes that extend from Maine to Virginia. Several of these newly added routes follow geographic paths that are diverse from the I-95 corridor along which many of the industry’s existing north-south telecommunications facilities traditionally follow.
A substantial majority of our RCN Metro revenue is earned using network routes and equipment that are distinct from our RCN and RCN Business Services network assets. We are able, however, to leverage the deeply penetrated fiber footprints of our RCN and RCN Business Services networks to deliver high-bandwidth enterprise and carrier products to locations that many competitors are not able to service. In addition, we maintain two separate RCN Metro network operations centers, staffed by telecommunications engineers and operations professionals trained specifically to support RCN Metro customers and provide additional redundancy through our separate RCN and RCN Business Services network operations center. Finally, the design, installation, support, and disconnection of RCN Metro services are generally performed by technicians trained specifically to work in our RCN Metro network environment. We utilize common back-office, IT, and other support services with our RCN and RCN Business Services units to obtain cost efficiencies while maintaining our focus on enterprise and carrier customers.
Our RCN Metro network was designed to provide highly redundant fiber facilities between key customer locations within the central business districts of the major cities and regions in which we operate. Our fiber network is comprised of over 7,000 miles of fiber cable routes, offering nearly 313,000 fiber miles of network capacity. Our services are delivered over fiber optic cable installed, monitored, and maintained entirely by RCN. We currently deliver fiber-based communications services to over 1,300 on-net locations, including connections to more than 144 ILEC central offices and 23 co-location facilities, enabling us to deliver our customers’ telecommunications traffic efficiently and for attractive prices.
Sales and Customer Support
We rely primarily on a direct sales strategy to sell our enterprise and carrier services, supplemented by referrals from our other business units and key vendors. We distinguish our commercial offerings by combining attractive pricing, industry leading reliability and redundancy, a large number of diverse network routes, and a customer-focused support and care orientation. We provide our customers with dedicated customer account managers to support technical and billing inquiries.
Pricing
Our RCN Metro services are typically priced on an individual case basis, although we maintain standard rates for our more standardized communications products. We strive to maintain pricing that is competitive with, or superior to, the prices available from competing telecommunications providers. Pricing is predominantly driven by a combination of the volume of business conducted by a customer with RCN Metro, the prevailing market rate for the applicable services, RCN Metro’s construction and other costs incurred to provide the services, and RCN Metro’s internal thresholds for return on individual customer transactions.
Competition
Our RCN Metro business unit competes against the largest ILECs, CLECs, and other data transport providers, including Verizon Business, AT&T, Qwest, and Level 3 Communications. The ILECs, in particular, have significant advantages over RCN Metro, including greater capital resources, local networks in many markets where we do not have facilities, and longstanding customer relationships, particularly in buildings that we have not previously serviced. We also face competition from smaller competitive access providers, CLECs and other new entrants. We seek to distinguish our products by offering diverse network paths, redundancy, superior care and technical responsiveness, and value-added product offerings, such as co-location, tailored to the needs of our customers.

Regulation
Overview
Telecommunications and cable television operators are subject to extensive regulation by the Federal Communications Commission (“FCC”), state Public Utilities Commissions (“PUCs”), and Local Franchise Authorities (“LFAs”). These regulations affect the manner in which we operate our business and can also have direct and indirect impacts on our costs of operation and profitability. Set forth below is a summary of significant federal, state, and local existing and proposed regulations and legislation that may affect our provision of video, data and voice services. Other aspects of existing federal regulations, copyright licensing, and, in many jurisdictions, state and local franchise and telecommunications regulatory requirements, are also subject to judicial proceedings, legislative hearings and administrative proposals that could change, in varying degrees, the operations of telecommunications companies such as ours.
Regulation of Video Services
Cable Television Systems
Our cable television systems are subject to Federal regulation under the Cable Television Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”) . The 1992 Cable Act regulates, among other things, broadcast signal carriage requirements that allow local commercial television broadcast stations to require a cable system to carry the station. Local commercial television broadcast stations may elect once every three years to require a cable system to carry the station (“must-carry”), subject to certain exceptions, or to withhold consent and negotiate the terms of carriage (“retransmission consent”). A cable system generally is required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether under the must-carry or retransmission consent requirements of the 1992 Cable Act. The 1992 Cable Act also permits LFAs to require cable operators to set aside certain channels for public, educational and governmental (“PEG”) programming. Cable systems with 36 or more channels must also make available a portion of their channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator. Local non-commercial television stations are also given mandatory carriage rights. Our FCC licenses also include certain earth station radio licenses pursuant to which we operate our cable head-end equipment.
Because cable communications systems use local streets and rights-of-way, they are generally also subject to state and local regulation, typically imposed through the local franchising process and by local cable regulatory ordinances.. The terms and conditions of state or local government franchises vary from jurisdiction to jurisdiction. Generally, they contain provisions governing franchise fees, monetary and in-kind contributions to PEG channels and services, franchise term, time limitations on commencement and completion of construction, system technical standards, and other conditions of service, including the number of PEG channels, the provision of free cable and/or broadband service to schools and other public institutions, liquidated damages and the maintenance of insurance and indemnity bonds, maintenance obligations, customer service standards, franchise renewal, sale or transfer of the franchise, use and occupancy of public streets, and types of cable services provided. LFAs may not award exclusive franchises within their jurisdictions. The 1992 Cable Act also provides that, in granting or renewing franchises, LFAs may establish requirements for cable-related facilities and equipment, but may not regulate video programming content other than in broad categories. From time to time a LFA may amend its local cable ordinances or we may disagree with a LFA as to our obligations under our franchise or the cable ordinance, the outcome of which could have a material effect on our results of operations.
We have approximately 126 cable franchises and open video system (“OVS”) agreements, permits and similar authorizations (“Franchise Agreements”) issued by local, state and federal government authorities.
OVS
In some jurisdictions, we provide cable television programming as an OVS provider pursuant to certificates issued to us by the FCC. The OVS framework is an alternative regulatory structure, established at the federal level, for operators providing multi-channel video service to subscribers. Although exempted by federal law from some of the regulations that apply to cable operators, the FCC rules require OVS operators to make channel capacity on the system available to unaffiliated video programming providers (“VPPs”). We have provided VPPs with notice of the opportunity to obtain capacity on our operational OVS systems, but to date no VPP has requested carriage on any of our systems. OVS networks, like cable systems, are also subject to local regulation for use of local streets and rights-of-way. We have entered into agreements with each of the municipalities where we offer OVS services that provide for the payment of the fees and carriage of PEG channels required by the federal Telecommunications Act of 1996, as amended (the “1996 Act”). The terms and conditions of our OVS agreements vary from jurisdiction to jurisdiction, but generally contain provisions governing gross receipts fees, term, PEG channel and funding requirements, and other right-of-way management requirements similar to those in our cable franchises. Local cable ordinances may also regulate certain aspects of our OVS service, and OVS operators are also subject to the same requirements as cable operators with regard to retransmission consent and must-carry, carriage of non-commercial television stations, and certain other programming-related regulatory requirements, as well as other cable-related FCC regulations.

Cable and OVS Regulation
Our existing cable franchises and OVS Franchise Agreements expire at varying times. Prior to the scheduled expiration of most Franchise Agreements, we initiate renewal proceedings with the granting authorities, and historically, our Franchise Agreements that have reached their expiration dates have been renewed or extended. The 1992 Cable Act provides for a cable license renewal process in which granting authorities may not unreasonably withhold cable franchise renewals. Our OVS authorizations are issued by the FCC, which would provide a forum for appeal if a LFA were to unreasonably withhold a renewal of an OVS agreement. Currently, several of our cable franchises in the eastern Pennsylvania market and our New York City OVS agreement are beyond their stated expiration dates but are continuing under their existing terms and conditions during renewal negotiations. Although we cannot be certain that we will be able to renew these or other Franchise Agreements on acceptable terms, our experience and the experience of other cable providers has been that, absent any significant disputes as to compliance with the prior agreement, Franchise Agreements are generally renewed upon substantially similar terms upon expiration by mutual agreement between the LFA and the provider.
The 1992 Cable Act limits franchise fees to 5% of gross revenues derived from the provision of cable services. Accordingly, most Franchise Agreements require us to pay the granting authority a fee of up to 5% of our gross cable service revenues earned in the franchised territory. We are entitled to and generally pass this fee through to our customers. In addition, franchises generally provide for monetary or in-kind capital contributions to support PEG services (“PEG Fees”). In our OVS markets, we are required to match the franchise and PEG Fees paid by incumbent operators. Those PEG Fees typically range from 1% to 3% of gross revenues or are assessed on a “per subscriber” basis and often include “in kind” services, such as the dedication of fiber facilities for use by the franchise authority and other PEG entities. However, certain jurisdictions have adopted flat rate contributions rather than a rate based on revenues or numbers of subscribers. In flat rate jurisdictions, we are at a cost disadvantage compared to larger cable systems that pay a lower effective per subscriber fee.
The FCC recently adopted an order that would place a cap of 5%, inclusive of all PEG Fees, on the fees paid by new cable entrants. A subsequent FCC order affords similar relief to existing operators, like RCN, at the time their existing Franchise Agreements are renewed. These orders give new cable providers who may enter certain of our markets a temporary cost advantage over us and other existing cable operators, since the new entrants will pay a maximum of 5% and not have to contribute the additional PEG Fees and in-kind contributions assessed on existing operators in the market for the period until their current Franchise Agreements expire.
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
In addition, the FCC has adopted several “net neutrality” principles that assure access by consumers to their choice of Internet content, connection equipment, and applications without unreasonable restrictions by cable, broadband and other network providers. We are committed to compliance with the FCC’s net neutrality requirements.. However, a number of parties have urged the FCC to adopt more comprehensive net neutrality rules and regulations that would affect the manner in which we manage our broadband network which, if adopted, could impose significant costs on us and restrict the manner in which we conduct our business.
The FCC and Congress have recently begun to explore whether cable companies should be required to offer programming services on an unbundled “a la carte” basis so that consumers can have more choice over which channels of programming they purchase. We have supported the concept of a la carte programming tiers. We have, for example, developed “MiVision”, a group of four “mini tiers” of Spanish-language programming, and have also begun to offer other “pods” of themed programming in connection with our all-digital video platform. However, restrictions in our programming contracts greatly inhibit our ability to expand such offerings. Moreover, we believe any legislative or regulatory mandate requiring us to implement a la carte programming that does not recognize technological and contractual limitations, or that mandates particular a la carte service offerings or requires channels to be offered on an individual basis and does not permit us to develop a la carte programming tiers based upon market demand and conditions, could impose significant costs on us and the manner in which we conduct our business.
The FCC has issued rules establishing standards for the mandated digital television (“DTV”) transition in which television stations will convert to full digital broadcasting now scheduled to occur on June 12, 2009 (“DTV Transition”). Although TV stations will only broadcast in digital format as of the DTV Transition, the FCC recently adopted a rule that will require cable operators who still transmit analog cable programming after that time to “down-convert” digital over-the-air broadcast signals to analog and transmit them to subscribers in both analog and digital formats. Although this requirement will not affect any of our all-digital markets, it will require that we devote spectrum in our Lehigh Valley market to such analog transmissions that we could otherwise use for digital programming, including additional HD and video-on-demand programming. The FCC is also considering whether to expand its ruling to require cable operators to carry more than one digital program stream from each of the broadcasters in their markets. If adopted, this would result in dedication of considerable additional channel capacity by cable operators to the broadcasters after the DTV Transition. The proposal, which would affect all of our markets, has been the subject of considerable debate and cable industry opposition at the FCC, and it is too soon to tell whether the FCC will adopt such a rule. If adopted, it would also affect all of our cable competitors and any such ruling would likely not have a disproportionate effect on our ability to compete with other cable operators in the market.

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
Regulation of Information Services
Our broadband Internet access service and the other information services we offer using Internet protocol are largely unregulated at this time. Broadband Internet access providers, as well as voice services providers, are subject to federal laws requiring them to provide certain capabilities for intercepting and recording communications to authorized law enforcement agencies. Some federal, state, local and foreign governmental regulators are considering a number of legislative and regulatory proposals with respect to Internet user privacy, infringement, pricing and quality of products and services, and intellectual property ownership.
Regulation of Telecommunications Services
Federal Regulation
The use of our network for interstate and international voice and data telecommunications services, including the local component of any interstate or international call, is regulated by the FCC under the Communications Act. We provide domestic interstate voice services nationwide and have been authorized by the FCC to offer worldwide international services. The rates, terms, and conditions of these services are no longer subject to FCC tariffing, but we remain subject to the FCC’s jurisdiction over complaints regarding these services. We are required to pay various regulatory fees and assessments to support programs authorized by the FCC. We must also comply with FCC rules regarding the disclosure of rates, terms and conditions of service; the content and format of invoices; obtaining proper authorization for carrier changes; and other consumer protection matters. In addition, the FCC requires prior approval for transfers of control and asset transfers by regulated carriers, including reorganizations and asset transfers undertaken in connection with restructuring transactions.
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
Reciprocal Compensation
Our interconnection agreements with ILECs entitle us to collect reciprocal compensation payments from them for local telephone calls that terminate on our facilities. In 2001, the FCC adopted rules limiting the compensation that we can collect for terminating dial-up Internet traffic, and it modified these rules in 2004 and re-affirmed them in November 2008, although this most recent decision has been appealed to a federal court. Under these rules, the maximum rate for termination of this class of traffic was reduced in a series of steps to its current level of $.0007 per minute, which will remain in effect until further action by the FCC. Changes in the FCC rules due to court review, or on the FCC’s own initiative, could have a material effect on the amount of revenue we obtain from these payments.
Access Charges
We remit access fees directly to local exchange carriers or indirectly to underlying long distance carriers for the origination and termination of our interstate and intrastate long distance voice traffic. Generally, intrastate access charges are higher than interstate access charges. Therefore, to the degree access charges increase or a greater percentage of our long distance traffic is intrastate, our costs of providing long distance services will increase. When providing local telephone service, we also bill access charges to long distance providers for the origination and termination of those providers’ long distance calls. Accordingly, we benefit from the receipt of intrastate and interstate long distance traffic. As an entity that both collects and remits access charges, we have implemented systems designed to ensure that we properly track and record the jurisdiction of our telecommunications traffic and remit or collect access charges accordingly. The FCC currently is considering public comments on a proposal to substantially reduce both access charges and reciprocal compensation payments over a period of several years. It is not known yet when the FCC will act on this proposal, or whether it will adopt any portion of it. Because we make payments to and receive payments from other carriers for exchange of local and long distance calls, the FCC’s ultimate determination may have a material effect upon our business.
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
State Regulation
State PUCs have jurisdiction over intrastate communications (i.e., those that originate and terminate in the same state). Providers of intrastate local and long distance telephone services typically must receive a certificate of public convenience and necessity or similar authorization in order to offer local and intrastate toll services. We are also subject to state laws and regulations regarding slamming, cramming, and other consumer protection and disclosure regulations. Our rates for intrastate-switched access services, which we provide to long distance companies to originate and terminate in-state toll calls, are subject to the jurisdiction of the state PUC where the call originated and terminated. All such state regulations could materially and adversely affect our revenues and business opportunities within that state.
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
Taxes and Regulatory Fees
We are subject to numerous local, state and federal taxes and regulatory fees, including the federal excise tax, FCC universal service fund contributions and regulatory fees, and numerous PUC regulatory fees. We have procedures in place designed to ensure that we properly collect taxes and fees from our customers and remit such taxes and fees to the appropriate entity pursuant to applicable law and/or regulation.
Other Regulatory Issues
Digital Set-Top Box Regulation
Currently, most subscribers access video services through a leased set-top box that integrates programming security features we need to prevent theft of our signals with the channel navigation function of the box. The FCC adopted regulations that became effective on July 1, 2007 that require the distribution of set-top boxes that separate the security features from the channel navigation features to further its policy of permitting subscribers to use equipment provided by third parties to obtain the services we deliver. We obtained a one-year waiver from the FCC so that we could continue to deploy our most basic set-top box until July 1, 2008, which was subsequently extended to January 31, 2009. Requests for extension of the waiver are currently pending at the FCC but to date have not been acted upon. There is no assurance that the FCC will grant such requests, and absent a further extension, our costs to transition our Lehigh Valley network to an all-digital video platform and to deploy new set-top boxes in the ordinary course of business in our other markets could increase substantially. Although the rule also affects the costs of all of our cable competitors, it is possible that we could be disproportionately affected if our larger competitors, who have significantly greater volume purchasing power, are able to negotiate volume discounts on equipment purchases not available to RCN.
Right-of-Way Access
The City of New York has imposed a right-of-way fee on our gross revenue for telecommunications services that is in addition to the gross revenues fees we pay pursuant to our OVS agreement. Although the City of New York imposes a similar fee on the telecommunications services offered by our cable and CLEC competitors, the fee has the effect of raising our costs as compared to Verizon, who is not currently subject to the fee.

Pole and Conduit Attachments
The 1996 Act requires phone companies and other utilities (other than those owned by municipalities or cooperatives) to provide cable systems with nondiscriminatory access to any pole or right-of-way controlled by the utility. The rates that utilities may charge for such access are regulated by the FCC or, alternatively, by states that certify to the FCC that they regulate such rates. There is always the possibility that the FCC or a state could permit the increase of pole attachment rates paid by cable operators. Additionally, higher pole attachment rates apply to pole attachments that are subject to the FCC’s telecommunications services pole rates. In a ruling of particular importance to us, the United States Supreme Court held that broadband service providers that co-mingled video, telecommunications, and Internet services over their networks were entitled to the protections of the FCC regulations regarding pole attachment rates. The FCC is currently considering whether to require a uniform rate structure for telecommunications and cable pole attachments. There is a risk that we will face higher pole attachment costs as a result of this proceeding.
Program Access
Section 628 of the Federal Communications Act currently precludes any cable operator or satellite video programmer affiliated with a cable company or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors. In certain circumstances, programmers are required to sell their programming to other multi-channel video distributors. The law and related FCC rules also limit the ability of program suppliers affiliated with cable companies to offer exclusive programming arrangements to their affiliates. Unless the FCC decides to further extend these requirements, the law and related FCC regulations are currently scheduled to sunset in 2012. We therefore do not have guaranteed future access to certain programming that is highly desirable to our customers, which could materially impact our ability to compete effectively in our markets. In addition, these statutory and regulatory limitations apply only to programming that is distributed by satellite and do not apply to terrestrially-delivered programming and do not apply to DBS providers or cover programming that is distributed by programming suppliers who are not affiliates of cable operators.
Commercial Leased Access
Cable systems with 36 or more channels must make available a portion of their channel capacity for commercial leased access by third parties to facilitate competitive programming efforts. We have not been subject to many requests for carriage under the leased access rules. However, the FCC has modified the way that cable operators must calculate their rates for such access. It is possible that, unless this change is reversed on appeal, there may be more carriage requests in the future. We cannot assure that we would be able to recover our costs under the new methodology or that the use of our network capacity for such carriage would not materially impact our ability to compete effectively in our markets.
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
We are also at times precluded from serving an MDU because the owner has entered into an exclusive agreement with another provider. In some instances, these exclusive agreements are perpetual. The FCC recently prohibited cable operators from enforcing such exclusive access contracts for the provision of video service in MDUs and from entering into such contracts in the future. The order does not go so far as to require that MDU owners allow access to other operators, but there are mandatory building access statutes in several of the states in which we operate that give us that right, including New York, Massachusetts, the District of Columbia, and Illinois. As a result, we presently expect that the FCC order prohibiting the enforcement of exclusive access agreements will not have a negative impact on us, as we have not had the ability to enter into such exclusive contracts over the vast majority of our operating footprint, but rather will have a positive impact insofar as it prohibits our competitors from enforcing and entering into new exclusive agreements. The FCC’s order has been appealed by several parties, and to the extent that it is overturned on appeal, incumbent cable operators would be able to continue to enforce and enter into new exclusive contracts with MDUs in the areas where there are no state mandatory access laws. This could materially impede our ability to serve subscribers located in those MDUs.
The FCC is also considering whether to impose similar prohibitions on the enforcement and entry of bulk sales agreements and exclusive marketing agreements between MDU owners and cable operators. To date there has been no decision in that proceeding, but to the extent that the FCC were to render current bulk sales and exclusive marketing agreements unenforceable or prohibit them going forward, it could affect the way we market and offer our services in some markets.
Customer Proprietary Network Information
RCN collects and uses various types of customer information, including personally identifiable information and information regarding customers’ use of our services. FCC rules govern our handling of Customer Proprietary Network Information (“CPNI”), which includes information that relates to the quantity, technical configuration, type, destination, location, and amount of use of a telecommunications or interconnected VoIP service, subscription information, and information contained in customer bills. We have implemented numerous company-wide measures designed to ensure compliance with the CPNI rules, but cannot assure you that we will not be subject to CPNI penalties or complaints arising during the process of implementing these measures.

Red Flag Rules
RCN maintains accounts for, and collects in arrears certain fees and charges from, residential customers. As a result, under the Federal Trade Commission’s (“FTC”) recently enacted Red Flag Rules, RCN is a creditor that must comply with certain requirements designed to prevent, detect and mitigate identity theft on residential and certain other customer accounts. The Red Flag Rules require that creditors establish and implement an Identity Theft Prevention Program and take certain other measures to prevent, detect and mitigate identity theft. FTC enforcement of the Red Flag Rules will commence as of May 1, 2009. We are implementing company-wide measures designed to ensure compliance with the Red Flag Rules, but cannot assure you that we will not be subject to enforcement action arising during the implementation of these measures or thereafter.
Employees
As of December 31, 2008, we had approximately 1,500 employees, substantially all of which are full-time. Approximately 85% of these employees are associated with the RCN and RCN Business Services Segment. None of the employees are covered by a collective bargaining agreement.
ITEM 1A. RISK FACTORS
We have a history of net losses and we emerged from Chapter 11 reorganization in 2004.
We have had a history of net losses and expect to continue to report net losses for the foreseeable future. As discussed in greater detail above, we sought protection under Chapter 11 of the U.S. Bankruptcy Code in May 2004 and emerged on December 21, 2004. We reported net losses of $70.7 million, $152.0 million, $11.9 million and $136.1 million for the years ended December 31, 2008, 2007, 2006 and 2005, respectively. Our net losses are principally attributable to insufficient revenue to cover our operating expenses, which we expect will remain significant.
We are subject to regulation by federal, state and local governments, which may impose costs and restrictions.
As discussed in greater detail above, federal, state and local governments extensively regulate the cable industry and the telephone services industry and are beginning to regulate certain aspects of the Internet services industry. There are numerous proceedings pending before the FCC, state PUCs and state and federal courts that may materially affect the way that we do business. For example, Congress, the FCC, and some states are considering various regulations and legislation pertaining to “network neutrality,” digital carriage obligations, digital set top box requirements, program access rights, digital telephone services, and changes to the pricing at which we interconnect exchange traffic with other telephone companies any of which may materially affect our business operations and costs. With respect to VoIP services, the FCC is considering whether it should impose additional VoIP E911 obligations on interconnected VoIP providers, including a proposed requirement that interconnected VoIP providers automatically determine the physical location of their customer rather than allowing customers to manually register their location. Also, the FCC continues to evaluate alternative methods for assessing USF charges. We cannot predict what actions the FCC or state regulators may take in the future, nor can we determine the potential financial impact of those possible actions.
We also expect that new legislative enactments, court actions and regulatory proceedings will continue to clarify and in some cases change the rights and obligations of cable operators, telecommunications companies and other entities under federal, state, and local laws, possibly in ways that we have not foreseen. Congress and state legislatures consider new legislative requirements potentially affecting our businesses virtually every year and new proceedings before the FCC, state PUCs and state and federal courts are initiated on a regular basis that may also have an impact on the way that we do business.
Actions by local authorities may also affect our business. Local franchise authorities grant franchises or other agreements that permit us to operate our cable and OVS systems, and we have to renew or renegotiate these agreements from time to time. Local franchise authorities often demand concessions or other commitments as a condition to renewal or transfer, and such concessions or other commitments could be costly to us in the future. In addition, we could be materially disadvantaged if we remain subject to legal constraints that do not apply equally to our competitors, such as where local telephone companies that enter our markets to provide video programming services are not subject to the local franchising requirements and other requirements that apply to us. For example, the FCC has adopted rules and several states have enacted legislation to ease the franchising process and enable state-wide franchising for new entrants. While reduced franchising limitations could also benefit us if we were to expand our systems, the chief beneficiaries of these rules are the larger, well funded traditional telephone carriers, such as Verizon.
The results of these ongoing and future legislative, judicial and administrative actions may materially affect our cost of business operations and profitability. See “Regulation” in Item 1 to this Annual Report on Form 10-K.

We depend on certain third party suppliers for equipment, software and outsourced services, and in some cases, a single vendor in order to obtain economies of scale. If we are unable to receive quality goods or services from these vendors on reasonable terms and on a timely basis, our ability to offer services could be impaired, and our brand, growth, operations, and financial results could be materially adversely affected.
We depend on third party suppliers and licensors to provide some of the hardware, software and operational support functions necessary to provide some of our services. We obtain these goods and services from a limited number of vendors, and in certain cases, rely on a single vendor in order to maximize our volume-based purchasing discounts. If demand exceeds these vendors’ capacity or if these vendors experience operating or financial difficulties, or are otherwise unable to provide the goods and services we need in a quality, timely manner and at reasonable prices, our ability to provide some services might be materially adversely affected. The need to procure or develop alternative sources of the affected goods or services might delay our ability to serve our customers. These events could materially and adversely affect our ability to retain and attract customers, and have a material negative impact on our operations, business, results of operations and financial condition.
In the event of a substantial failure or disruption of our network or information systems, or loss of key facilities or personnel, we may not be able to fully recover our services for an extended period, which would adversely affect our financial position and future results of operations.
Our disaster recovery framework to control and address systems and key facilities risks may not currently permit for timely recovery of our primary service delivery capability and information systems functions in any of our key geographic markets in the event of a catastrophic event or loss of major systems capabilities, including those arising from abusive or malicious Internet activities. We may incur substantial costs, delays and customer complaints before restoring our primary business if such a catastrophic failure was to occur. In the event of a disaster impairing our primary service delivery and operational capabilities, we would expect to experience a substantial negative effect on our results of operations and financial condition.
Programming costs have risen in past years and are expected to continue to rise, and we may not be able to pass such programming costs through to our customers, which could adversely affect our cash flow and operating margins.
The cost of obtaining programming is the largest operating cost associated with providing our video service. These costs have increased each year, and we expect them to continue to increase, especially the costs associated with sports programming. Many of our programming contracts cover multiple years and provide for future increases in the fees we must pay. In addition, local over-the-air television stations are increasingly seeking substantial fees for retransmission of their stations over our cable networks. Historically, we have absorbed increased programming costs in large part through increased prices to our customers. We cannot assure you that competitive and other marketplace factors will permit us to continue to pass through these costs, particularly as an increasing amount of programming content is available via the Internet at little or no cost. Despite our efforts to manage programming expenses, we cannot assure you that the rising cost of programming will not adversely affect our cash flow and operating margins. In addition, programming costs are generally related directly to the number of subscribers to which the programming is provided. Larger cable and DBS systems generally pay lower per subscriber programming costs. This cost difference can cause us to suffer reduced operating margins as prices decrease, while our competitors will not suffer similar margin compression due to their generally lower costs. In addition, as programming agreements come up for renewal, we cannot assure you that we will be able to renew these agreements on comparable or favorable terms. To the extent that we are unable to reach acceptable agreements with programmers, we may be forced to remove programming from our line-up, which could result in a loss of customers and materially adversely affect our results of operations and financial condition.
Our markets are highly competitive, and many of our competitors have significant advantages. We may not be able to respond quickly or effectively to changes in the competitive environment, which could have a material adverse impact on our results of operations and financial position.
In each of our markets we face significant competition from incumbent MSOs and ILECs, CLECs, VoIP service providers, and wireless providers. These competitors have numerous advantages, including:
•	significant economies of scale;

•	greater brand recognition;

•	greater financial, technical, marketing and other resources;

•	well-established customer and vendor relationships;

•	significant control over limited conduit and pole space (in the case of incumbent cable and telephone companies); and

•	ownership of content and/or significant cost advantages in the acquisition of content.
Due to the relatively small size of our customer-base and market share in each of our markets, our service pricing is competitively sensitive. If our competitors were to market their services at substantially lower prices, this could lead to pressure on the pricing of our services, and could materially adversely affect our results of operations and ability to add or retain customers and to expand the services purchased by our customers.

In particular, we face increasing competition from incumbent telephone companies. For example, Verizon now offers video services in several of our service areas and is expected to continue deploying video services in most of our remaining service areas (excluding Chicago) in the next several years. Incumbent telephone companies’ competitive position has been improved by recent operational, regulatory and legislative advances. The attractive demographics of our major urban markets make many of our service areas desirable locations for investment in video distribution technologies by both incumbents and new entrants. By the nature of our relatively mature markets, the introduction of a viable new entrant will increase competitive intensity, leading to downward pricing pressure on, and customer losses for, the prior market competitors. For example, during 2007 and 2008, while we grew video connections, customers and revenue on a consolidated basis, we lost video connections, customers and revenue in the geographic areas where Verizon offered video service. While these declines did not have a material impact on our results of operations, we cannot predict the extent to which increased competition, particularly from large incumbents, will impact our results of operations in the future.
We may be unable to successfully anticipate and respond to various competitive factors affecting our industry, including regulatory changes that may affect our competitors differently from us, new technologies and services that may be introduced, changes in consumer preferences, demographic trends and discount pricing strategies by competitors, which could have a material adverse impact on our results of operations and financial position.
Our business is highly susceptible to changes in general economic conditions, and any significant downturn in the U.S. economy as a whole, or in any geographic market in which we provide services, could substantially impact our sales, customer churn, bad debt and collections, and overall results of operations.
While our customers generally place a high value and priority on the services we provide, customers could reevaluate their expenditures on these services in times of uncertainty and hardship, which could cause them to cancel all or portions of our services, respond more quickly to price-based promotions from our competitors, and delay or suspend the payment of their monthly bills. As a result, given the prevailing economic conditions in the markets where we operate, and in the event of a further downturn in economic conditions, our results of operations could be negatively impacted, and the impact could be more severe for us than for our larger competitors or for those businesses that deliver products or services that customers deem to be higher in priority. If general economic conditions worsen, we may not be able to continue to deliver customer and revenue growth, or manage bad debt and collections effectively, any of which could cause a material adverse impact on our operations, business, results of operations and financial condition.
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
We depend on the performance of our executive officers and key sales, engineering, and operations personnel, many of whom have significant experience in the cable and telecommunications industries and substantial tenures with either our company or one of the companies we have acquired. We experience turnover among our employees as a whole, and if we are not able to retain our executive officers or other key employees, we could experience a material and adverse effect on our financial condition and results of operations.
Future sales of our common stock could adversely affect the price of our stock and our ability to raise capital.
A significant portion of our outstanding common stock is held by institutions, which own large blocks of our shares. Due to the relatively low trading volume in our stock, a decision by any of these investors to sell all or a portion of their holdings could cause our stock price to drop significantly, or cause significant volatility in our stock price. In addition, we have a significant number of shares that we are obligated to issue or that will become available for resale in the future. For instance, we have issued warrants that are currently exercisable for 8,018,276 shares of our common stock at a per share price of $16.72.
An ownership change could limit our ability to utilize our federal net operating loss carryforwards.
As of December 31, 2008, we had approximately $1.5 billion of usable federal net operating loss carryforwards for U.S. income tax purposes, that begin to expire in 2022. Our ability to use these net operating losses can be negatively impacted if there is an “ownership change” as defined in Section 382 of the Internal Revenue Code. In general, this would occur if shareholders that each own 5 percent or more of the Company in the aggregate were to own 50 percentage points more than the lowest amount they owned in the previous three year period. In the event an “ownership change” were to occur, our ability to utilize these net operating losses could be significantly limited and could cause us to pay cash federal income taxes much sooner than currently anticipated.

We and our subsidiaries have had, and may in the future incur, a significant amount of indebtedness, which could adversely affect our financial position and our ability to react to changes in our business.
We currently have a significant amount of debt, and may (subject to applicable restrictions in our debt instruments) incur additional debt in the future. As of December 31, 2008, our total debt was approximately $743 million and our interest expense based on the aggregate debt outstanding and interest rates in effect on such date, is anticipated to be approximately $44 million in 2009. Our credit agreement includes a variety of negative covenants that require us to dedicate a significant portion of our cash flow from operating activities to make payments on our debt, thereby reducing our funds available for working capital, capital expenditures, and other general corporate expenses.
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
Our credit agreement imposes operating and financial restrictions that affect our ability to, among other things:
•	incur additional debt;

•	create liens on our assets;

•	make particular types of investments or other restricted payments;

•	engage in transactions with affiliates;

•	acquire assets or make certain capital expenditures;

•	utilize proceeds from asset sales for purposes other than debt reduction, except for limited exceptions for reinvestment in our business;

•	merge or consolidate or sell substantially all of our assets; and

•	pay dividends or repurchase shares of our common stock.
These requirements may affect our ability to finance future operations or to engage in other beneficial business activities. These restrictions may also limit our flexibility in planning for, or reacting to, changes in market conditions and cause us to be more vulnerable in the event of a downturn in our business. If we violate any of these lien restrictions, we could be in default under our credit agreement and our creditors could seek to accelerate our repayment obligations and/or foreclose on our assets, either of which would materially and adversely affect our financial position.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
Real Estate
As of December 31, 2008, RCN leased approximately 107 facilities, including 93 technical and 14 non-technical facilities, which encompassed approximately 646,000 and 338,000 square feet, respectively, to support its operations. These leases are typically non-cancelable with terms ranging from one to 21 years. RCN is actively seeking to sublease or negotiate a termination of the leases in part or all of three facilities, including two technical and one non-technical facility, which contain approximately 21,700 and 18,700 square feet, respectively. RCN also currently owns seven technical facilities, which encompass approximately 58,700 square feet. Thirty two of the leased facilities and three of the owned facilities are used by our RCN Metro segment in their operations. We lease our corporate office space in Herndon, VA.
We believe that our properties are generally in good operating condition and are suitable for our business operations.

ITEM 3. LEGAL PROCEEDINGS
City of Chicago Franchise Fee
We, like other cable providers, currently do not pay a franchise fee on our cable modem Internet access services on the basis that the FCC has determined that such Internet services are not “cable services”, as defined in the Communications Act. Our position has been challenged by the City of Chicago, which has brought suit against RCN’s Chicago subsidiary, as well as AT&T Broadband (now Comcast), the incumbent cable operator in RCN-Chicago’s franchised service area, and the other franchised cable television operator in the City of Chicago (collectively, the “Defendants”). Although the Defendants prevailed in the Cook County Circuit Court, the City of Chicago appealed that decision to the Illinois Appellate Court. The Illinois Appellate Court reversed the lower court decision and ruled in favor of the City finding that the franchise agreements are valid contracts under state law and that the agreements are not preempted by federal law (including the Communications Act). The Appellate Court further ruled that the Defendants are in violation of their contractual terms under the franchise agreements by nonpayment of franchise fees on cable modem service since April 2002.
In June 2007, Comcast filed a Petition for Rehearing of that decision. The Petition for Rehearing was denied by the Appellate Court. The three Defendants subsequently filed petitions on September 21, 2007 for leave to appeal to the Illinois Supreme Court. Although the City opposed these petitions, the Illinois Supreme Court granted the leave to appeal on November 29, 2007. On November 20, 2008, the Supreme Court of Illinois reversed the judgment of the Appellate Court and affirmed the ruling of the Cook County Circuit Court that such services are not “cable services” and, therefore, not subject to payment of the franchise fee.
We are party to various other legal proceedings that arise in the normal course of business. In the present opinion of management, none of these proceedings, individually or in the aggregate, are likely to have a material adverse effect on our consolidated financial position or consolidated results of operations or cash flows. However, we cannot provide assurance that any adverse outcome would not be material to our consolidated financial position or consolidated results of operations or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders of RCN during the fourth quarter of 2008.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
RCN’s shares are traded on the NASDAQ under the symbol “RCNI”.
The tables below set forth, on a per share basis for the periods indicated, the closing high and low bid prices for RCN’s common stock as reported on the NASDAQ.

Period	High Price	Low Price
2008
First Quarter	$15.09	$9.85
Second Quarter	$12.51	$10.48
Third Quarter	$13.91	$10.82
Fourth Quarter	$11.61	$5.04

Period	High Price	Low Price
2007
First Quarter	$30.49	$25.13
Second Quarter	$28.76	$18.00	*
Third Quarter	$19.02	$12.21
Fourth Quarter	$16.23	$12.15

*	See discussion below regarding the special cash dividend paid on June 11, 2007.
On February 19, 2009, the last reported sale price of RCN’s common stock was $3.65 per share and the number of stockholders of record was five. This does not include those stockholders who hold shares in street name accounts.

Purchases of Equity Securities

			(c) Total Number
			of Shares	(d) Approximate
			Purchased as Part	Dollar Value of
		(b) Average	of Publicly	Shares That May
	(a) Total Number of	Price Paid Per	Announced	Yet Be Repurchased
	Shares Purchased	Share	Program	Under the Program
Prior to 4th Qtr 2008			491,600	$18,607,101
10.1.08 – 10.31.08	—	—	—	$18,607,101
11.1.08 – 11.30.08	360,800	$5.79	852,400	$16,519,195
12.1.08 – 12.31.08	445,000	$6.42	1,297,400	$13,663,162
All of the shares included in column (c) of the table above were repurchased in connection with the $25 million share repurchase program announced on May 24, 2007. There is no expiration date for the repurchase program. No repurchase programs expired during the periods presented above, and management does not intend to terminate the repurchase program.
Dividends
Between our emergence from bankruptcy on December 21, 2004 and June 10, 2007, we did not declare or pay a cash dividend on our common stock. Our debt agreements that existed during that time period did not permit such dividends to be declared or paid. On June 11, 2007, in connection with the refinancing of our senior debt, we paid a special cash dividend of $9.33 per share on all issued and outstanding RCN common stock as of June 4, 2007, totaling approximately $347 million. The total dividend paid in June 2007 excluded $4.5 million of dividends due upon vesting of unvested restricted stock issued to employees prior to the dividend record date, the majority of which has now been paid. The Company does not intend to pay additional dividends for the foreseeable future.
Description of RCN Corporation’s Equity Securities
Pursuant to RCN’s 2004 Plan of Reorganization (“Plan”), on December 21, 2004, all of the securities of RCN, including the then existing common stock, preferred stock, stock options, and warrants, were extinguished and deemed cancelled. We filed an amended and restated certificate of incorporation authorizing new shares of common stock. In accordance with the Plan, RCN issued 36,020,850 shares of common stock with a par value of $0.01 of which 31,919,044 were distributed to certain of its former bond holders and other general unsecured creditors on the date of emergence, and 4,101,806 of which were placed in reserve to settle disputed claims against RCN that were outstanding as of the date of emergence. In 2005 and 2006, RCN distributed 3,303,868 shares and 172,839 shares of common stock, respectively, from the reserve in settlement of filed claims. On October 11, 2006, the remaining 625,099 shares were distributed from the bankruptcy reserve to our general unsecured creditors and former bondholders in satisfaction of all remaining claims related to our bankruptcy. Additionally, RCN was authorized by the Plan to issue warrants to the former stockholders of RCN to purchase an aggregate of 735,119 shares of RCN’s common stock. Each such warrant allowed the holder to purchase one share of RCN’s common stock for a price of $34.16. During 2005 and 2006, a total of 184 such warrants were exercised. The warrants expired on December 21, 2006.
As contemplated in the Plan, RCN issued Convertible Notes, which, pursuant to their terms, were convertible into approximately five million shares of RCN common stock, subject to certain limitations. All such Convertible Notes were repurchased by RCN in May 2007 as part of our recapitalization initiative, as more fully discussed in Item 7. As part of the consideration for the purchase of such Convertible Notes, RCN issued to former holders of such Convertible Notes warrants to purchase 5,328,521 shares of RCN common stock at an exercise price of $25.16 per share (subject to adjustment). Following the adjustments caused by the special cash dividend (see Note 11 to the Consolidated Financial Statements), the warrants are currently exercisable for approximately 8,018,276 shares of common stock at an exercise price of $16.72. All of these warrants were outstanding as of December 31, 2008 and expire on June 21, 2012.

As of December 31, 2008, RCN has reserved for issuance under the RCN Stock Compensation Plan (the “Stock Plan”) 8,327,799 shares of our common stock, to be issued in connection with the exercise of equity compensation grants made to RCN’s directors, officers, and employees. The remaining information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Form 10-K.
ITEM 6. SELECTED FINANCIAL DATA
The table below presents the selected financial data from the Company’s audited Consolidated Financial Statements for the years 2004 through 2008. Certain reclassifications have been made to financial data previously reported to reclassify discontinued operations related to the sale of our San Francisco operations and the exit of our Los Angeles operations in 2007, as more fully discussed in Item 7.
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
RCN CORPORATION
SELECTED FINANCIAL DATA
(dollars in thousands, except per share amounts)

	Successor					Predecessor
					Dec. 21 to	Jan. 1 to
					Dec. 31,	Dec. 20,
	2008	2007 (1)	2006 (2)	2005	2004 (3)	2004

Revenues	$739,243	$636,097	$585,476	$530,412	$15,501	$442,514
(Loss) income from continuing operations	$(70,726)	$(169,642)	$(14,320)	$(138,731)	$(3,427)	$976,709	(4)
(Loss) income from continuing operations per common share:
Basic	$(1.91)	$(4.58)	$(0.39)	$(3.85)	$(0.09)	$8.39
Diluted	$(1.91)	$(4.58)	$(0.39)	$(3.85)	$(0.09)	$6.45
Total assets	$1,025,460	$1,097,889	$975,381	$1,253,940	$1,400,510	$1,254,689
Total debt	$742,607	$744,945	$202,792	$492,097	$493,568	$1,669,560
Redeemable preferred stock	—	—	—	—	—	$1,825,212
Preferred stock dividend and accretion	—	—	—	—	—	$52,902
Dividends declared per share	—	$9.33	—	—	—	—

(1)	The results of operations from NEON (see Item 7) are included in the above financial information from the date of acquisition (November 13, 2007) and all periods thereafter.

(2)	The results of operations from CEC (see Item 7) are included in the above financial information from the date of acquisition (March 17, 2006) and all periods thereafter.

(3)	On December 21, 2004, we increased our ownership interest in Starpower Communications, LLC (“Starpower”) from 50% to 100%. The 11 day period from December 21, 2004 to December 31, 2004 and all periods thereafter include consolidated Starpower results.

(4)	Includes a gain from “fresh start” adjustments of approximately $173.2 million as well as a gain on the settlement of liabilities as a result of RCN’s bankruptcy restructuring under Chapter 11 of the Bankruptcy Code of approximately $1.2 billion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with RCN’s Consolidated Financial Statements and related notes thereto beginning on page F-1. Reference is made to “Cautionary Statement Regarding Forward Looking Statements” on page 3 of this Annual Report on Form 10-K (the “Annual Report”), which describes important factors that could cause actual results to differ from expectations and non-historical information contained in this Annual Report.
Unless stated otherwise, as in the section titled “Discontinued Operations” under this Item 7, all of the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to continuing operations. Therefore, the results of operations from our San Francisco and Los Angeles markets, as discussed below, are excluded for all periods covered by this Annual Report.
Overview
RCN is a competitive broadband services provider, delivering all-digital and high-definition video, high-speed internet and premium voice services primarily to Residential and Small and Medium Business (“SMB”) customers under the brand names of RCN and RCN Business Services, respectively. In addition, through our RCN Metro Optical Networks business unit (“RCN Metro”), we deliver fiber-based high-capacity data transport services to large commercial customers, primarily large enterprises and carriers, targeting the metropolitan central business districts in our geographic markets. We construct, operate, and manage our own networks, and our primary service areas include: Washington, D.C., Philadelphia, Lehigh Valley (PA), New York City, Boston and Chicago.
Subsequent to the Company’s acquisition of NEON Communications Group, Inc. (“NEON”), in November 2007, management reorganized RCN’s business into two key segments: (i) Residential/SMB and (ii) RCN Metro. There is substantial managerial, network, operational support and product overlap between the Residential and SMB businesses and, as a result, we have historically reported these two businesses as one segment. RCN Metro, however, is managed separately from the other two business units, with separate network operations, engineering, and sales personnel, as well as separate systems, processes, products, customers and financial measures. Management of the Company’s two key businesses is unified only at the most senior executive levels of the Company. Therefore, beginning with the results of operations for 2008, the financial results of the RCN Metro business unit are being reported as a separate segment in accordance with the requirements of SFAS 131, “Disclosures about segments of an enterprise and related information” and applicable SEC regulations. All prior period amounts in this Report have been restated to present the results as two separate reportable segments. For financial and other information about our segments, refer to Item 8, Note 15 to our Consolidated Financial Statements included in this Annual Report .
All of the Company’s operations are in the United States. Our Residential/SMB segment, which serves approximately 428,000 Residential and SMB customers, generates approximately 77% of our consolidated revenues and the RCN Metro segment generates approximately 23%. During 2008, our operations generated consolidated revenues of approximately $739 million.
Basis of reporting
Following is a discussion of the key factors that have affected the company’s business over the last three fiscal years. This commentary should be read in conjunction with the company’s Consolidated Financial Statements, Selected Financial Data and the remainder of this Form 10-K.
Key Transactions
In November 2007, we completed the acquisition of NEON, a network transport services provider to carrier and enterprise customers in the New England and mid-Atlantic regions. NEON had a fiber optic network that consisted of approximately 4,800 route miles, over 230,000 fiber miles, 22 co-location facilities, and more than 200 points of presence from Maine to Virginia. We paid a purchase price of $5.15 per share of NEON common stock, or total consideration of approximately $255 million. Including transaction costs, the total purchase price for NEON was approximately $260 million. We funded the transaction with a combination of proceeds from an additional $200 million term loan under our existing credit agreement, a draw of approximately $25 million under our existing $75 million line of credit, and cash on hand.
In March 2007, we completed the sale of our San Francisco, California assets to an affiliate of Astound Broadband LLC, a subsidiary of Wave Broadband LLC (“Wave”). Separately, we decided to exit the Los Angeles, California market during 2007. Accordingly, the accompanying audited consolidated results of operations and statements of cash flows for all periods presented in this Annual Report include the results for these two markets as “discontinued operations”. There were no assets and liabilities related to these markets on the consolidated balance sheets at December 31, 2008 and 2007.

In 2007, we completed a recapitalization initiative in which we repaid all of our then outstanding debt, totaling approximately $199 million, and paid a special cash dividend of $9.33 per share, totaling approximately $347 million, utilizing the proceeds of a new $595 million revolving credit and term loan agreement.
In March 2006, we acquired the stock of Consolidated Edison Communications Holding Company, Inc. (“CEC”), the telecommunications subsidiary of Consolidated Edison, Inc. CEC, a competitive local exchange carrier, offers a comprehensive suite of broadband-based communications products and services, including business continuity and disaster recovery to commercial customers in the greater New York metropolitan area. Total cash paid for the acquisition, including transaction costs and post-closing adjustments, was approximately $41.4 million.
In March 2006, we sold our 48.93% interest in both Megacable, a cable television and high-speed data services provider in certain portions of Mexico, and MCM, a provider of local voice and high-speed data services in Mexico City (collectively, “Megacable”), for net after-tax proceeds of $300 million.
Critical Accounting Policies and Estimates
The preparation of the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Management uses historical experience and all available information to make these judgments and estimates. These estimates and assumptions affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ. Despite these inherent limitations, management believes that Management’s Discussion and Analysis and the accompanying Consolidated Financial Statements and footnotes provide a meaningful and fair perspective of our financial condition and operating results for the current period. Estimates are used when accounting for various items, including allowances for doubtful accounts; investments; asset impairments; programming related liabilities; revenue recognition; depreciation and amortization; income taxes; exit and restructuring costs; and legal and other contingencies. Estimates and assumptions are also used when determining the allocation of the purchase price in a business combination to the fair value of the assets and liabilities and determining related useful lives.
Refer to Note 2 to our Consolidated Financial Statements for a more complete discussion of all of the Company’s significant accounting policies.
Results of Operations
The comparability of our results of operations for the year ended December 31, 2008 with earlier periods is significantly impacted by the acquisition of NEON in November 2007, the sale of our San Francisco, California assets in March 2007, and the subsequent exit of our operations in the Los Angeles, California market during 2007. The accompanying consolidated results of operations and statements of cash flows for all periods presented in this Annual Report include the results for the two California markets as “discontinued operations” and the assets and liabilities related to these markets were classified as held for sale on the consolidated balance sheets. NEON results are included in our consolidated results subsequent to the closing date of November 13, 2007. To provide better comparisons of operating results in light of the NEON transaction, the discussion below provides certain pro forma amounts, in addition to actual results, when comparing the year ended December 31, 2008 to the year ended December 31, 2007. Pro forma basis means that the results are discussed as if NEON was owned throughout the periods presented including the impact of adjustments made to eliminate certain deferred revenue amortization and transaction related costs from historical NEON results.
The Consolidated Financial Statements include the accounts of RCN and its consolidated subsidiaries. All intercompany transactions and balances among consolidated entities have been eliminated.
The financial information presented in the table below comprises the audited consolidated financial information for the years ended December 31, 2008, 2007, and 2006.

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	Year Ended December 31,
	2008	2007	2006

Revenues	$739,243	$636,097	$585,476
Costs and expenses:
Direct expenses	264,219	224,770	201,370
Selling, general and administrative (including stock-based compensation of $13,335, $33,206, and $18,162)	294,100	288,426	276,471
Exit costs and restructuring charges, net of recoveries	2,314	8,194	6,702
Depreciation and amortization	198,734	195,239	192,964

Operating loss	(20,124)	(80,532)	(92,031)
Investment income	2,880	9,424	5,983
Interest expense	(53,301)	(34,510)	(24,659)
Gain on sale of investment in unconsolidated entity	—	—	125,370
Loss on sale of assets	(181)	(827)	(2,119)
Loss on the early extinguishment of debt	—	(63,795)	(19,287)
Other (expense) income, net	—	(451)	35

Loss from continuing operations before income taxes	(70,726)	(170,691)	(6,708)
Income tax (benefit) expense	—	(1,049)	7,612

Net loss from continuing operations	(70,726)	(169,642)	(14,320)
Income from discontinued operations, net of tax	—	1,684	2,464
Gain on sale of discontinued operations, net of tax	—	15,921	—

Net loss	$(70,726)	$(152,037)	$(11,856)

Consolidated Operating Results
Consolidated Revenues
Consolidated revenue increased $103.1 million, or 16.2%, for the year ended December 31, 2008 compared to the year ended December 31, 2007 largely due to the acquisition of NEON. In 2007, the Company recorded a $4.4 million benefit related to a reciprocal compensation agreement. On a pro forma basis, and excluding the $4.4 million benefit, consolidated revenue increased $43.2 million, or 6.2%, for the year ended December 31, 2008, as compared to the same period in 2007, primarily due to an increase in the number of customers in the Residential/SMB segment and higher transport revenues in the RCN Metro segment.
Consolidated revenue increased $50.6 million, or 8.6% for the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily due to an increase in APRC and average number of customers, as well as the acquisitions of CEC in March 2006 and NEON in November 2007.
Consolidated Direct Expenses
Consolidated direct expenses increased $39.4 million, or 17.6% for the year ended December 31, 2008 compared to the same period in 2007 primarily due to the acquisition of NEON. On a pro forma basis, consolidated direct expenses increased $14.2 million, or 5.7%, for the year ended December 31, 2008 compared to the same period in 2007, as a result of an increase in customers and revenue for both the Residential/SMB and RCN Metro segments, as well as an increase in the average programming cost per subscriber in the Residential/SMB segment.
Consolidated direct expenses increased $23.4 million, or 11.6%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase was primarily due to the incremental expenses associated with NEON and CEC of approximately $11.5 million as well as an increase in programming costs of approximately $8.0 million. The increase in direct expenses was also attributable to the impact of vendor settlements with providers of our voice and data network services which totaled $2.2 million and $6.8 million for the years ended December 31, 2007 and 2006, respectively. Higher franchise fees, which includes the impact of $1.5 million incurred in 2007 as a result of an audit of prior years, also contributed to the increase in direct expenses.

Consolidated Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses (“SG&A”) increased $5.7 million, or 2.0%, for the year ended December 31, 2008 compared to the same period in 2007, primarily due to the acquisition of NEON, partially offset by a decrease in stock-based compensation expense of $19.9 million. On a pro forma basis, and excluding stock-based compensation, SG&A increased by $1.2 million, or 0.4%, for the year ended December 31, 2008 compared to the same period in 2007, reflecting increases in bad debt expense, property taxes and legal costs, partially offset by a decline in certain general and administrative expenses, primarily due to the integration and synergies achieved through the NEON acquisition.
Consolidated SG&A increased $12.0 million, or 4.3%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase was primarily due to an increase in stock-based compensation of $15.0 million and the acquisitions of NEON and CEC. Excluding the impact of stock-based compensation and the acquisitions of NEON and CEC, SG&A decreased approximately $10.3 million for the year ended December 31, 2007, reflecting a decrease in general and administrative expenses offset by increases in sales and marketing expenses. Also included in SG&A is $1.1 million of termination pay related to the retirement of the Executive Chairman of the RCN Board of Directors in December 2007.
Segment Operating Results
To measure the performance of our operating segments, we use operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges. This measure eliminates the significant level of non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations, as well as non-cash stock-based compensation and other special items such as exit costs and other restructuring charges. We use this measure to evaluate our consolidated operating performance and the performance of our operating segments, and to allocate resources and capital. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use this metric to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with GAAP, in the business segment Note 15 to our Consolidated Financial Statements. You should not consider this measure a substitute for operating income (loss), net income (loss), net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.
Residential / SMB Segment Operating Results

	Residential/SMB
	For the year ended December 31,
			Fav(unfav)		Fav(unfav)
	2008	2007	Var%	2006	Var %
Revenue:

Video	$294,650	$271,330	8.6%	$250,655	8.2%
Data	142,704	133,406	7.0%	121,407	9.9%
Voice	114,386	117,477	(2.6%)	126,990	(7.5%)
Recip Comp/Other	16,191	24,050	(32.7%)	26,108	(7.9%)

Total Revenue	567,931	546,263	4.0%	525,160	4.0%

Direct expenses	199,367	190,093	4.9%	177,844	6.9%
Selling, general and administrative (excluding stock-based compensation)	223,143	220,700	1.1%	227,614	(3.0%)

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$145,421	$135,470	7.3%	$119,702	13.2%

Reconciliation to Operating Loss

	2008	2007	2006

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$145,421	$135,470	$119,702
Less: Stock-based compensation	10,364	28,205	16,452
Less: Depreciation and amortization	167,355	183,038	187,025
Less: Exit costs and restructuring charges	1,602	8,089	6,449

Operating loss	$(33,900)	$(83,862)	$(90,224)

Residential / SMB Revenues
Residential/SMB revenue increased $21.7 million, or 4.0%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. Excluding a $4.4 million benefit related to a reciprocal compensation agreement recognized in 2007, Residential/SMB revenue increased $26.1 million, or 4.8%, during the year ended December 31, 2008 as compared to the same period in 2007. The increase is primarily due to an increase in the average number of customers and average revenue per customer (“ARPC”). Customers increased by approximately 12,000, or 2.9%, from December 31, 2007 to December 31, 2008 primarily due to increased sales opportunities generated through investments in new and rebuilt homes, and increased focus on sales and marketing to SMB customers. Total revenue generating units (“RGUs”) grew by approximately 18,000, or 2.0%, from December 31, 2007 to December 31, 2008, driven primarily by overall customer increases, with data RGU growth outpacing video RGU growth. Voice RGUs declined consistent with industry trends. ARPC increased from $109 for the year ended December 31, 2007 to $110 for the year ended December 31, 2008, due primarily to growth in average revenue per video RGU and increased high-speed data penetration, partially offset by declines in average revenue per voice and data RGU. The increase in average revenue per video RGU was driven mainly by our annual video rate increase, which partially mitigates the impact of annual increases in programming costs, as well as increased customer purchases of value added products and services such as our digital set-top, high-definition (“HD”) and digital video recorder (“DVR”) boxes, digital programming tier and premium channels. Our digital video penetration rate rose to 87% of video customers in the fourth quarter of 2008 from 69% in the fourth quarter of 2007, as we neared the completion of Project Analog Crush. The decrease in average revenue per voice RGU was due to overall market pricing trends, where voice prices have consistently decreased over the past several years. The decrease in average revenue per data RGU was primarily due to an increase in the percentage of data RGUs representing lower-speed data plans, a trend which has increased since RCN introduced these plans last year.

Residential / SMB Metrics[4]	December 31, 2008	December 31, 2007	December 31, 2006

Video RGUs [1]	366,000	358,000	355,000
Data RGUs [1]	302,000	285,000	259,000
Voice RGUs [1]	244,000	250,000	249,000
Total RGUs [1]	911,000	893,000	863,000

Customers [2]	428,000	416,000	406,000
ARPC [3]	$110	$109	$107

(1)	RGUs are all video, high-speed data, and voice connections provided to residential households and SMB customers. Dial-up Internet and long distance voice services are not included. Additional telephone lines are each counted as an RGU, but additional room outlets for video service are not counted. For bulk arrangements in residential multiple dwelling units (“MDUs”), including dormitories, the number of RGUs is based on the number of video, high-speed data and voice connections provided and paid for in that MDU. Commercial structures such as hotels and offices are counted as one RGU regardless of how many units are in the structure. Delinquent accounts are generally disconnected and no longer counted as RGUs after a set period of time in accordance with our credit and disconnection policies. RGUs may include customers receiving some services for free or at a reduced rate in connection with promotional offers or bulk arrangements. RGUs provided free of charge under courtesy account arrangements are not counted, but additional services paid for are counted.

(2)	A “Customer” is a residential household or SMB that has at least one paid video, high-speed data or local voice connection. Customers with only dial-up Internet or long distance voice service are not included. For bulk arrangements in residential MDUs, including dormitories, each unit or outlet for which service is provided and separately paid for is counted as a Customer. Commercial structures such as hotels and offices are counted as one Customer regardless of how many units are in the structure. Delinquent accounts are generally disconnected and no longer counted as Customers after a set period of time in accordance with our credit and disconnection policies.

(3)	ARPC is total revenue for a given monthly period (excluding Dial-up Internet, reciprocal compensation and certain commercial revenue) divided by the average number of Customers for the period. This definition of ARPC may not be similar to ARPC measures of other companies.

(4)	In connection with our transition to segment reporting, effective January 1, 2008, we have reclassified certain customers, RGUs and revenue related to our RCN Metro business unit, such that they are no longer included in our reported Residential and SMB metrics. The impact on customers and RGUs is de minimis, and the impact on ARPC would be to reduce historical reported amounts by approximately $1. Therefore, this change will only be reflected for periods after January 1, 2008, and historical results will remain as previously presented.
Residential/SMB revenue increased $21.1 million, or 4.0% for the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily due to an increase in the number of customers as well as higher ARPC. Excluding a $4.4 million benefit related to a reciprocal compensation agreement recognized in 2007, revenue increased $16.7 million, or 3.2%, during the year ended December 31, 2007 as compared to the same period in 2006. Total customers increased by approximately 10,000 in 2007, or 2.5%, driven primarily by investments in new and rebuilt homes, as well as improved sales and marketing execution. ARPC increased $2, from $107 for the year ended December 31, 2006 to $109 for the year ended December 31, 2007, driven primarily by video price increases and higher cable modem penetration, partially offset by continued declines in voice penetration and average revenue per voice RGU, as customers have continued to migrate to lower priced voice plans or alternative solutions such as wireless.
Residential / SMB Direct Expenses
Direct expenses increased $9.3 million, or 4.9%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. Direct expenses for the year ended December 31, 2008 and 2007, include a net benefit of $1.9 million and $2.2 million, respectively, as a result of favorable settlements with our voice and data network providers. Direct expenses for the year ended December 31, 2007 also include a charge of approximately $1.5 million in franchise fees identified during an audit. During the year ended December 31, 2008 and 2007, direct expenses include a net benefit in programming expense of $1.4 million and $1.4 million, respectively, due to more favorable claims experience with programming audits. On a pro forma basis and excluding these benefits, consolidated direct expenses increased $10.5 million, or 5.4%, for the year ended December 31, 2008 as compared to the same period in 2007, due to increases in customers and revenue, as well as an increase in the average programming cost per subscriber and higher average video RGUs.
Direct expenses increased $12.2 million, or 6.9%, for the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily due to an increase in programming costs. The increase in direct expenses was also attributable to the impact of vendor settlements with providers of our voice and data network services of $2.2 million and $6.8 million for the years ended December 31, 2007 and 2006, respectively. Higher franchise fees, which includes the impact of $1.5 million incurred in 2007 as a result of an audit of prior years, also contributed to the increase in direct expenses.
Residential / SMB Selling, General and Administrative Expenses
SG&A decreased by $15.4 million, or 6.2%, for the year ended December 31, 2008 as compared to the same period in 2007. Excluding stock-based compensation expense, SG&A increased $2.4 million, or 1.1%, for the year ended December 31, 2008 as compared to the same period in 2007. For the year ended December 31, 2008, the increase in SG&A expenses primarily reflects an increase in bad debt expense, legal costs and property taxes, partially offset by reductions in facilities, customer care and other general and administrative expenses.
SG&A increased $4.8 million, or 2.0% for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase was primarily due to an increase in stock-based compensation of $11.8 million. Excluding stock-based compensation expense, SG&A decreased $6.9 million, or 3.0%, for the year ended December 31, 2007 as compared to the same period in 2006. The most significant contributor to the decline in SG&A was the decrease in general and administrative expenses primarily driven by reductions in property taxes, legal and litigation related costs, and insurance related costs. Offsetting the decline in general and administrative expenses were increases in sales and marketing expenses, due to our increased focus on customer retention, increased commissions paid as a result of the growth in sales and additional small business sales and marketing resources.

RCN Metro Optical Networks Operating Results

	RCN Metro
	For the year ended December 31,
			Fav(unfav)		Fav(unfav)
	2008	2007	Var%	2006	Var%
Revenue: (1)

Transport Services	$131,448	$60,707	116.5%	$36,255	67.4%
Data and Internet Services	2,581	2,875	(10.2%)	3,108	(7.5%)
Leased Services	31,759	22,807	39.3%	18,467	23.5%
Installation and other	5,524	3,445	60.3%	2,486	38.6%

Total Revenue	171,312	89,834	90.7%	60,316	48.9%

Direct expenses	64,852	34,677	87.0%	23,526	47.4%
Selling, general and administrative (excluding stock-based compensation)	57,622	34,520	66.9%	30,695	12.5%

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$48,838	$20,637	136.7%	$6,095	238.6%

Reconciliation to Operating Income (Loss)

	2008	2007	2006

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$48,838	$20,637	$6,095
Less: Stock-based compensation	2,971	5,001	1,710
Less: Depreciation and amortization	31,379	12,201	5,939
Less: Exit costs and restructuring charges	712	105	253

Operating income (loss)	$13,776	$3,330	$(1,807)

(1)	Certain prior period revenue amounts have been reclassified to conform with the current presentation.
RCN Metro Revenues
RCN Metro revenue increased $81.5 million, or 90.7%, for the year ended December 31, 2008 as compared to the same period in 2007, primarily due to the acquisition of NEON. On a pro forma basis, revenue increased $17.2 million, or 11.1%, for the year ended December 31, 2008 as compared to the same period in 2007, due primarily to growth in transport services to our carrier and enterprise customers. RCN Metro had approximately 800 customers as of December 31, 2008. The top 20% of these customers have monthly revenue in excess of $10,000 per customer, generating approximately 90% of RCN Metro’s total revenue, and the top 4% of these customers have monthly revenue in excess of $100,000 per customer, representing multiple locations and services purchased by each customer, and generating approximately 60% of RCN Metro’s total revenue. From a customer segment perspective, RCN Metro generates approximately one third of its revenue from telecommunications carriers, one quarter each from national wireless providers and financial services enterprise customers, and the remainder from other enterprise customers.

While RCN Metro’s revenue is somewhat concentrated within certain industries and customers, we attempt to mitigate any potential risk by performing detailed credit analyses on new customers and by aggressively managing outstanding accounts receivable balances and customer payments. In addition, the nature of our core product set, which is high-bandwidth, high-availability, low latency, diverse transport, often supports mission critical applications (e.g., trading operations, voice/data traffic aggregation, core network connectivity, etc.) for our customers, which positions us well relative to other suppliers.
Commercial revenue increased $29.5 million, or 48.9%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. On a pro forma basis, excluding $10.1 million in revenue related to the NEON acquisition in November 2007, the increase in commercial revenue was $18.7 million, of which approximately half was due to the inclusion of a full year of CEC’s revenue in 2007. The remaining increase in commercial revenue was primarily due to continued growth in transport services to our enterprise and carrier customers.
RCN Metro Direct Expenses
Direct expenses increased $30.2 million, or 87.0%, for the year ended December 31, 2008 as compared to the same period in 2007, primarily due to the acquisition of NEON. On a pro forma basis, direct expenses increased $4.9 million, or 8.2%, for the year ended December 31, 2008, largely due to added costs associated with the increase in revenue, including leased circuits, building access, rights-of-way and co-location costs.
Direct expenses increased $11.2 million, or 47.4%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase was primarily due to the incremental expenses associated with NEON and CEC of approximately $11.5 million. The remaining increase in direct costs was primarily due to growth in revenues.
RCN Metro Selling, General and Administrative Expenses
SG&A increased $21.1 million, or 53.3%, for the year ended December 31, 2008 as compared to the same period in 2007. On a pro forma basis and excluding stock-based compensation, SG&A decreased $1.3 million, or 2.2%, for the year ended December 31, 2008 as compared to the same period in 2007, primarily as a result of cost synergies realized through employee and other cost reductions enabled by the integration of NEON, partially offset by increases in sales and marketing expenses.
SG&A increased $7.1 million, or 22.0% for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase was primarily due to an increase in stock-based compensation of $3.3 million and the acquisition of NEON and CEC. Excluding the impact of stock-based compensation and the acquisitions of NEON and CEC, SG&A decreased approximately $2.2 million for the year ended December 31, 2007 reflecting reductions in bad debt expense, property taxes and sales and marketing expenses, partially offset by increases in other general and administrative expenses.
Consolidated Stock-Based Compensation
Total non-cash stock-based compensation expense recognized for the year ended December 31, 2008 was $13.3 million, a decrease of $19.9 million, or 59.8%, compared to the year ended December 31, 2007. The decrease in stock-based compensation expense was primarily due to a reduction in the amount of expense recognized as a result of the modification made in 2007 in connection with the payment of the special cash dividend (discussed below), as well as grants made in 2005, which became fully vested at the end of 2007. These reductions were partially offset by additional expense incurred related to option and restricted stock unit grants made during 2008.
Total non-cash stock-based compensation expense recognized for the year ended December 31, 2007 was $33.2 million, an increase of $15.0 million, or 82.8%, over the year ended December 31, 2006, primarily due to the incremental expense of $9.9 million recognized as a result of the modification made in connection with the payment of the special cash dividend and additional option and restricted stock grants made during 2007.
We expect to recognize approximately $6.5 million, $4.1 million and $1.1 million in compensation expense based on outstanding grants under the Stock Plan in the upcoming years ending December 31, 2009, 2010 and 2011, respectively.
Consolidated Depreciation and Amortization
Depreciation expense increased $4.3 million, or 2.5%, to $178.8 million for the year ended December 31, 2008 compared to the same period in 2007, reflecting additional expense of approximately $19.5 million associated with NEON, and approximately $15.3 million from additional assets placed into service since December 31, 2007, offset by a decline of approximately $30.5 million due to fixed assets that have become fully depreciated since December 31, 2007.
Amortization expense decreased $0.8 million, or 3.9%, to $19.9 million for the year ended December 31, 2008 compared to the same period in 2007. During the year ended December 31, 2008, the valuation of the tangible and intangible assets acquired in the NEON transaction was completed by management and the value assigned to customer relationships and internally developed software was reduced by $9.4 million and increased by $0.2 million, respectively (see Note 3 and Note 6 to our Consolidated Financial Statements). As a result, a cumulative reduction to amortization expense was recognized in the year ended December 31, 2008 totaling $1.0 million. Excluding this adjustment, amortization would have increased by $1.0 million due to the intangible assets acquired in the NEON acquisition.

Depreciation expense increased $0.2 million, or 0.1%, to $174.5 million for the year ended December 31, 2007 compared to the same period in 2006. Amortization expense increased $2.0 million, or 10.7%, to $20.7 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase in depreciation and amortization expense was primarily due to the acquisitions of NEON and CEC.
Consolidated Exit Costs and Restructuring Charges
During the year ended December 31, 2008, the Company recorded total exit costs and restructuring charges of $2.3 million primarily consisting of employee termination benefits associated with a reduction in force and a voluntary separation program in connection with plans to reduce operating expenses.
Total exit costs and restructuring charges were $8.2 million in the year ended December 31, 2007, consisting primarily of exit costs, totaling $7.9 million as a result of our exiting or terminating property leases in Pennsylvania, New Jersey and New York and restructuring charges totaling $3.4 million, which were primarily related to the outsourcing of our customer care operations. These charges were partially offset by a $3.1 million settlement with 202 Centre Street Realty LLC for damages incurred relating to space that was exited in the year ended December 31, 2002, net of legal fees incurred. At the time the property was exited, the abandoned property, plant and equipment was recorded in “exit costs and restructuring charges” and, therefore, the portion of the settlement relating to these costs was recorded in “exit costs and restructuring charges” during the year ended December 31, 2007.
During the year ended December 31, 2006, total exit costs and restructuring charges were $6.7 million, which consisted of exit costs totaling $4.4 million primarily due to vacating facilities in Chicago, IL, Boston, MA and Manhattan, NY, and retention and severance expense totaling $2.3 million due to various restructurings during 2006.
Consolidated Other Income (Expense) Items
Consolidated Investment Income
Investment income decreased $6.5 million, or 69.4%, to $2.9 million for the year ended December 31, 2008 compared to the same period in 2007. This decrease was primarily due to decreased yields from the Company’s short-term investments as well as a lower weighted average cash and short-term investment balance.
Investment income increased $3.4 million, or 57.5%, to $9.4 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. This increase was primarily due to higher yields from the Company’s short-term investments.
Consolidated Interest Expense
Interest expense increased by $18.8 million, or 54.5%, to $53.3 million for the year ended December 31, 2008 compared to the same period in 2007. The increase in interest expense was due primarily to the increase in our weighted average debt balance, offset slightly by a reduction in our weighted average interest rate.
Interest expense increased by $9.9 million, or 39.9%, to $34.5 million for the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily due to the increase in our weighted average debt balance, offset slightly by a reduction in our weighted average interest rate.
Outstanding debt at December 31, 2008 was $742.6 million compared to $744.9 million at December 31, 2007. The weighted average interest rate, including the effect of the swap agreements was 6.6% and 7.5% for the years ended December 31, 2008 and 2007, respectively.
Consolidated Gain on Sale of Investment in Unconsolidated Entity
In the first quarter of 2006, we recorded a gain of $125.4 million on the sale of our 48.93% interest in Megacable.
Consolidated Loss on Sale of Assets
During the years ended December 31, 2008, 2007 and 2006, the net losses on the sale of assets of $0.2 million, $0.8 million and $2.1 million, respectively, resulted primarily from sales of converter boxes and other customer premise equipment.

Consolidated Loss on the Early Extinguishment of Debt
In connection with the repayment of our Former First-Lien Credit Agreement (see Note 9 to our Consolidated Financial Statements) and successful tender offer and consent solicitation for our Second-Lien Convertible Notes, we recognized a loss on extinguishment of debt of $63.8 million during the year ended December 31, 2007, consisting of (i) the fair value of all new warrants issued, totaling $38.4 million, (ii) the cash paid in excess of par value ($133 per $1,000 principal amount), totaling $16.6 million, and (iii) the write-off of deferred financing costs and professional fees, totaling $8.8 million.
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
Discontinued Operations
On March 13, 2007, we completed the sale of our San Francisco, California market for cash consideration of approximately $45 million and recorded an after-tax gain on this transaction of $15.9 million. During the third quarter of 2007, we also exited the Los Angeles, California market. The revenues and expenses from each of these properties, along with associated income taxes, have been removed from continuing operations and reclassified into a single line item on the Consolidated Statements of Operations as “Income from discontinued operations, net” in each period presented.
Liquidity and Capital Resources

	December 31,	December 31,
	2008	2007

Cash, cash equivalents and short-term investments	$63,684	$67,692
Debt (including current maturities and capital lease obligations)	$742,607	$744,945
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
Operating Activities
Net cash provided by operating activities was $140.0 million for the year ended December 31, 2008, reflecting a net loss of $70.7 million and a use of working capital of $16.9 million, offset by $227.6 million in non-cash operating items. The use of cash in working capital was primarily due to an overall increase in accounts receivable, due to timing of advanced billings and customer payments, partially offset by the timing of vendor payments. Net cash provided by operating activities was $109.2 million for the year ended December 31, 2007, reflecting a net loss of $152.0 million and a use of working capital of $27.8 million, offset by $288.5 million in non-cash operating items. The use of cash in working capital was primarily due to an overall increase in accounts receivable, resulting from timing of advanced billings and customer payments, as well as a decrease in accrued expenses
During the years ended December 31, 2008 and 2007, we made cash payments for interest totaling $51.2 million and $38.7 million, respectively. The increase in interest payments was a result of our recapitalization initiative and an additional $225 million in borrowings under our existing senior secured credit facility to fund the NEON acquisition. We anticipate that our cash paid for interest will decrease slightly in the year ended December 31, 2009 due to a lower weighted average interest rate based on forecasts which project that LIBOR will be lower in 2009 compared to 2008.
Investing Activities
Net cash used in investing activities was $108.5 million in the year ended December 31, 2008, primarily from $143.3 million in additions to property, plant and equipment, offset by $4.4 million in proceeds from the sale of discontinued operations and other assets, a $7.4 million decrease in restricted investments, and a $23.0 million decrease in short-term investments. Net cash used in investing activities was $315.7 million in the year ended December 31, 2007, primarily due to our $261.8 million NEON acquisition and $115.5 million in additions to property, plant and equipment, offset by $46.9 million in proceeds from the sale of discontinued operations and other assets and a $12.3 million decrease in short-term investments. In our Residential/SMB segment, additions to property, plant and equipment totaled $112.9 million for the year ended December 31, 2008, as compared to $94.9 million for the same period in 2007. The increase was due primarily to purchases of customer premise equipment and network enhancements associated with our “analog crush” initiative, including assets placed into service during the year as well as an increase in assets held in inventory at year end, ahead of our push to complete the initiative by early February, 2009. In our RCN Metro segment, additions to property, plant and equipment totaled $30.4 million for the year ended December 31, 2008, as compared to $20.6 million for the same period in 2007. The increase was due primarily to the acquisition of NEON, and to a lesser extent due to an increase in assets held in inventory at year end, to be deployed during the first half of 2009. In addition, the year-over-year increase for both segments was driven in part by the timing of payments. With the analog crush project now complete, additions to property, plant and equipment are expected to decline by approximately $20-25 million in 2009 on a consolidated basis, and we expect to fund these investments with cash flow from continuing operations as well as cash on hand.

Financing Activities
Net cash used in financing activities was $12.3 million for the year ended December 31, 2008, primarily consisting of the purchase of common stock of $8.7 million consisting of $7.7 million in common share repurchases and $1.0 million of treasury shares resulting from restricted share vestings, repayment of long-term debt and capital lease obligations of $7.3 million and dividend payments of $1.6 million, offset by $5.0 million in proceeds from a draw under our revolving credit facility. Net cash provided by financing activities was $162.0 million for the year ended December 31, 2007, driven primarily by net proceeds of $731.1 million from the new First-Lien Credit Agreement and $5.8 million in proceeds from stock option exercises, offset by $348.4 million used for our special cash dividend payment, $219.5 million in long-term debt and capital lease repayments and $7.0 million in treasury stock purchases.
Off Balance Sheet Arrangements and Contractual Obligations
Contractual Obligations and Commercial Commitments
The following table provides a summary of our contractual obligations and commercial commitments at December 31, 2008. Additional detail about these items is included in the Notes to our Consolidated Financial Statements.

	(dollars in thousands)
	Payments Due By Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

Total bank borrowings	$739,694	$7,205	$14,410	$44,410	$673,669
Capital lease obligations	2,913	147	343	418	2,005

Total debt	742,607	7,352	14,753	44,828	675,674
Interest on long-term debt (1)	220,321	42,111	82,944	80,137	15,129
Operating leases	74,666	16,461	24,632	16,208	17,365

Purchase obligations (2)	180,540	28,526	46,455	39,178	66,381
Dividend payable	591	—	591	—	—

Total contractual obligations	$1,218,725	$94,450	$169,375	$180,351	$774,549

(1)	Interest payments are based on interest rates in effect at December 31, 2008 and include payments on our interest rate swap agreements.

(2)	Purchase obligations consist of agreements to purchase goods and services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, price provisions and timing. Our purchase obligations principally consist of contracts with customer premise equipment manufacturers, telecommunications providers, and other contracts entered into in the normal course of business. Amounts reflected as accounts payable and accrued expenses in the consolidated balance sheets at December 31, 2008 are excluded from the table above.
Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Description of Outstanding Debt
As of December 31, 2008, our total outstanding debt was approximately $742.6 million, including $2.9 million of capital leases. The following is a description of our debt and the significant terms contained in the related agreements.

First-Lien Credit Agreement
The Company’s credit agreement with Deutsche Bank, as Administrative Agent, and certain syndicated lenders (“First-Lien Credit Agreement”) provides for term loans to the Company in the aggregate principal amount of $720 million, and a $75 million revolving line of credit, all of which can be used as collateral for letters of credit. Approximately $43.9 million of the revolving line of credit is currently utilized for outstanding letters of credit relating to our surety bonds, real estate lease obligations, right-of-way obligations, and license and permit obligations. In November 2007, $25 million of the revolving line of credit was drawn to purchase NEON, and an additional $5 million was drawn in November 2008. As of December 31, 2008, we had $1.1 million of available borrowing capacity under the revolving line of credit. The obligations of the Company under the First-Lien Credit Agreement are guaranteed by all of its operating subsidiaries and are secured by substantially all of the Company’s assets.
The term loan bears interest at the Administrative Agent’s prime lending rate plus an applicable margin or at the Eurodollar rate plus an applicable margin, based on the type of borrowing elected by the Company. The effective rate on outstanding debt at December 31, 2008 and December 31, 2007 was 5.5% and 7.21%, respectively, including the effect of the interest rate swaps discussed in Note 10 to our Consolidated Financial Statements.
The First-Lien Credit Agreement requires the Company to maintain a Secured Leverage Ratio not to exceed 4.50:1 through December 30, 2009. On December 31, 2009, the maximum permitted Secured Leverage Ratio declines to 4.00:1, then declines to 3.50:1 on December 31, 2010, 3.25:1 on December 31, 2011, and 3.00:1 on December 31, 2012 where it remains until maturity in May 2014. The First-Lien Credit Agreement also contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, create liens on their assets, make particular types of investments or other restricted payments, engage in transactions with affiliates, acquire assets, utilize proceeds from asset sales for purposes other than debt reduction (except for limited exceptions for reinvestment in the business), merge or consolidate or sell substantially all of the Company’s assets.
The Company is in compliance with all covenants under the First-Lien Credit Agreement as of the date of this filing.
Letters of Credit
The Company had outstanding letters of credit in an aggregate face amount of $43.9 million as of December 31, 2008. These letters of credit utilize approximately 59% of the Company’s $75 million revolving line of credit as collateral.
Recently Issued Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements for a full description of recently issued accounting pronouncements including the date of adoption and effects on results of operations and financial condition.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2008, we held $40.9 million of short-term investments and $22.8 million of cash and cash equivalents, primarily consisting of investment grade U.S. Treasury bills, commercial paper, government backed obligations, and money market deposits. Our primary interest rate risk on short-term investments and cash and cash equivalents results from changes in short-term (less than six months) interest rates. However, this risk is largely offset by the fact that interest on our bank credit facility borrowings is variable and is reset over periods of no more than six months unless agreed to by each lender.
During 2007, the Company entered into three interest rate swap agreements with an initial notional amount of $345 million to partially mitigate the variability of cash flows due to changes in the Eurodollar rate, specifically related to interest payments on its term loans under the First-Lien Credit Agreement. The interest rate swap agreements have a seven year term with an amortizing notional amount which adjusts down on the dates payments are due on the underlying term loans. Under the terms of the swap agreements, on specified dates, the Company makes payments calculated using a fixed rate of 5.319% plus the applicable margin, and receives payments equal to 3-month LIBOR. These interest rate swap agreements qualify for hedge accounting using the short-cut method because the swap terms match the critical terms of the hedged debt. Accordingly, these agreements had no net effect on the Company’s results of operations for the year ended December 31, 2008. As of December 31, 2008 and 2007, the estimated fair values of these swap agreements were liabilities of $54.5 million and $19.8 million, respectively, and the notional amount was $339.2 million and $343.1 million, respectively.

At December 31, 2008, the interest rate for the term loans issued pursuant to our First-Lien Credit Agreement was Eurodollar plus 2.25% (3.75% at December 31, 2008), and current borrowings totaled $709.7 million. The effective interest rate was 5.51%, including the effect of the interest rate swap agreements discussed in Note 10 to the Consolidated Financial Statements. The interest rate for the revolving credit line under our First-Lien Credit Agreement was Eurodollar plus 2.00% (3.50% at December 31, 2008), and current borrowings totaled $30.0 million. Assuming the current level of borrowings under the First-Lien Credit Agreement and the effect of the swap agreements, an increase or decrease in LIBOR of 10% would result in an increase or decrease in annual interest expense of approximately $0.6 million.
See Note 2 to our Consolidated Financial Statements for discussions of our accounting policies for derivative financial instruments and counterparty credit risk.
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
Disclosure Controls and Procedures
Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures in place at the end of the period covered by this Annual Report pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that RCN’s disclosure controls and procedures (as defined in the Exchange Act Rule 13(a)-15(e)) were effective as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting
RCN’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of RCN management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.
The Company’s internal control over financial reporting as of December 31, 2008 has been audited by Friedman LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We incorporate the information required by this item by reference to our 2009 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
We incorporate the information required by this item by reference to our 2009 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
We incorporate the information required by this item by reference to our 2009 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
We incorporate the information required by this item by reference to our 2009 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT’S FEES AND SERVICES
We incorporate the information required by this item by reference to our 2009 Proxy Statement.
We will file our 2009 Proxy Statement with the Securities and Exchange Commission on or before April 30, 2009.
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

Date: February 24, 2009	RCN Corporation
	By:	/s/ Peter D. Aquino
Peter D. Aquino
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Peter D. Aquino	President and Chief Executive Officer, Director	February 24, 2009

Peter D. Aquino

/s/ Michael T. Sicoli	Executive Vice President and Chief Financial Officer	February 24, 2009

Michael T. Sicoli

/s/ Leslie J. Sears	Senior Vice President and Controller	February 24, 2009

Leslie J. Sears

/s/ Benjamin C. Duster IV	Director	February 24, 2009

Benjamin C. Duster IV

/s/ Lee S. Hillman	Director	February 24, 2009

Lee S. Hillman

/s/ Charles E. Levine	Director	February 24, 2009

Charles E. Levine

/s/ Michael E. Katzenstein	Non Executive Chairman, Director	February 24, 2009

Michael E. Katzenstein

/s/ Theodore H. Schell	Director	February 24, 2009

Theodore H. Schell

/s/ Daniel Tseung	Director	February 24, 2009

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

4.2
Warrant Agreement, dated as of May 25, 2007, by and RCN Corporation and HSBC Bank USA, National Association (incorporated by reference to Exhibit 4.1 of RCN’s Current Report on Form 8-K filed on May 25, 2007).

4.3
Registration Rights Agreement, dated as of May 25, 2007, by and among RCN Corporation, and the Holders, as defined therein (incorporated by reference to Exhibit 4.2 of RCN’s Current Report on Form 8-K filed on May 25, 2007).

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

10.4	(**)
First Amendment to Dark Fiber IRU Agreement between Metropolitan Fiber Systems of New York, Inc. and RCN Telecom Services, Inc. dated as of December 5, 2007, amending the May 8, 1997 Dark Fiber IRU Agreement between Metropolitan Fiber Systems of New York, Inc. and RCN Telecom Services, Inc. (incorporated by reference to Exhibit 10.4 of RCN’s Amendment No. 1 to Form 10-K/A filed on March 26, 2008).

10.5	(*)
Second Amendment to Dark Fiber IRU Agreement between Metropolitan Fiber Systems of New York, Inc. and RCN Telecom Services, Inc. dated as of June 18, 2008, amending the May 8, 1997 Dark Fiber IRU Agreement between Metropolitan Fiber Systems of New York, Inc. and RCN Telecom Services, Inc.

10.6	(*)
Third Amendment to Dark Fiber IRU Agreement between Metropolitan Fiber Systems of New York, Inc. and RCN Telecom Services, Inc. dated as of November 18, 2008, amending the May 8, 1997 Dark Fiber IRU Agreement between Metropolitan Fiber Systems of New York, Inc. and RCN Telecom Services, Inc.

10.7
Second Amended and Restated Operating Agreement of RCN-Becocom, LLC made and effective as of June 19, 2002 (incorporated by reference to Exhibit 10.01 of RCN’s Current Report on Form 8-K filed on June 21, 2002).

Exhibit No.		Description
10.8
Management Agreement dated as of June 17, 1997 among RCN Operating Services, Inc. and RCN-Becocom, Inc. (incorporated herein by reference to Exhibit 10.9 to RCN’s Amendment No. 2 to Form 10K/A filed on September 5, 1997 (Commission File No. 0-22825)).

10.9
Construction and Indefeasible Right of Use Agreement dated as of June 17, 1997 between RCN-Becocom, Inc. and RCN-Becocom, LLC (incorporated herein by reference to Exhibit 10.10 to RCN’s Amendment No. 2 to Form 10/A filed on September 5, 1997 (Commission File No. 0-22825)).

10.10
License Agreement dated as of June 17, 1997 between Boston Edison Company and RCN-Becocom, Inc. (incorporated by reference to Exhibit 10.11 to RCN’s Amendment No. 2 to Form 10/A filed on September 5, 1997 (Commission File No. 0-22825)).

10.11
Joint Investment and Non-Competition Agreement dated as of June 17, 1997 among RCN Telecom Services of Massachusetts, Inc., RCN-Becocom, Inc. and RCN-BecoCom, LLC (incorporated by reference to Exhibit 10.12 to RCN’s Amendment No. 2 to Form 10/A filed on September 5, 1997 (Commission File No. 0-22825)).

10.12
Amended and Restated Operating Agreement of Starpower Communications, L.L.C. by and between Pepco Communications, L.L.C. and RCN Telecom Services of Washington, D.C. Inc. dated December 18, 1997 (incorporated by reference to Exhibit 10(m) to RCN’s Annual Report on Form 10-K 405A filed on March 31, 1998 (Commission File No. 0-22825)).

10.13
Form of Second Amended and Restated Agreement for the Provision of Fiber Optic Facilities and Services between Northeast Utilities Service Company, The Connecticut Light & Power Company, Western Massachusetts Electric Company, Public Service Company of New Hampshire, and Neon Optica, Inc. as Successor in Interest to Necom LLC dated as of December 23, 2002 — Phase One (incorporated by reference to Exhibit 10.11 of RCN’s Amendment No. 1 to Form 10-K/A filed on March 26, 2008).

10.14
Form of Second Amended and Restated Agreement for the Provision of Fiber Optic Facilities and Services between Northeast Utilities Service Company, The Connecticut Light & Power Company, Western Massachusetts Electric Company, Public Service Company of New Hampshire, and Neon Optica, Inc. as Successor in Interest to Necom LLC dated as of December 23, 2002 — Phase Two (incorporated by reference to Exhibit 10.4 of RCN’s Amendment No. 1 to Form 10-K/A filed on March 26, 2008).

10.15
Form of Agreement Concerning the Reimbursement of Fees Among The Connecticut Light & Power Company, Western Massachusetts Electric Company, Public Service Company of New Hampshire and Mode 1 Communications, Inc. and Neon Optica, Inc. dated as of November 5, 2004 (incorporated by reference to Exhibit 10.13 of RCN’s Amendment No. 1 to Form 10-K/A filed on March 26, 2008).

10.16	(**)
Master Service Agreement, dated as of September 27, 2007, by and between RCN Telecom Services and Sitel Operating Corporation (incorporated by reference to Exhibit 10.1 of RCN’s Quarterly Report on Form 10-Q filed on November 8, 2007).

10.17
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

10.19
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

Exhibit No.		Description
10.21
Subsidiary Guaranty, dated as of May 25, 2007, by and among certain subsidiaries of RCN Corporation and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.4 of RCN’s Current Report on Form 8-K filed on May 25, 2007).

10.22		RCN Corporation Senior Executive Annual Bonus Plan (incorporated by reference to Exhibit 99.1 of RCN’s Current Report on Form 8-K filed on July 26, 2005).

10.23	+	RCN Corporation 2005 Stock Compensation Plan, as amended (incorporated by reference to Annex A to RCN’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders filed on April 27, 2007).

10.24	+	RCN Amended and Restated Change of Control Severance Plan dated July 3, 2008 (incorporated by reference to Exhibit 10.1 to RCN’s Quarterly Report on Form 10-Q filed on August 7, 2008).

10.25	+	RCN Corporation 2007 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.28 of RCN’s Amended Quarterly Report on Form 10-Q/A filed on May 14, 2007).

10.26	+	Amended Form Non-Qualified Option Agreement (incorporated by reference to Exhibit 10.29 to RCN’s Amendment No. 1 to its Annual Report on Form 10-K filed on April 10, 2006).

10.27	+	Amended Form Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.30 to RCN’s Amendment No. 1 to its Annual Report on Form 10-K filed on April 10, 2006).

10.28	+	Form Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of RCN’s Current Report on Form 8-K filed on January 6, 2006).

10.29	+	Amended Form Executive Restricted Stock Agreement (incorporated by reference to Exhibit 10.20 of RCN’s Annual Report on Form 10-K filed on March 15, 2007).

10.30	+	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of RCN’s Current Report on Form 8-K filed on February 7, 2008).

10.31	+	Form of Deferral Election Form (incorporated by reference to Exhibit 10.2 of RCN’s Current Report on Form 8-K filed on February 7, 2008).

10.32	+	Form of Executive Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.30 of RCN’s Amendment No. 1 to Form 10-K/A filed on March 26, 2008).

10.33	+	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 of RCN’s Quarterly Report on Form 10-Q filed on May 8, 2008).

10.34	+	Form of Restricted Stock Unit Award for Officer — RSU Deferral Election Form (incorporated by reference to Exhibit 10.2 of RCN’s Quarterly Report on Form 10-Q filed on May 8, 2008).

10.35	+
Amended and Restated Employment Agreement, effective as of December 21, 2007, by and between RCN Corporation and Peter D. Aquino (incorporated by reference to Exhibit 10.1 of RCN’s Current Report on Form 8-K filed on December 27, 2007).

10.36	+	Employment Letter by and between RCN Corporation and Michael Sicoli, dated May 12, 2005 (incorporated by reference to Exhibit 99.2 of RCN’s Current Report on Form 8-K filed on May 12, 2005).

10.37	+
Restricted Stock Agreement dated May 25, 2006 by and between RCN Corporation and Michael E. Katzenstein (incorporated by reference to Exhibit 10.1 of RCN’s Current Report on Form 8-K filed on May 31, 2006).

10.38	+
Restricted Stock Agreement dated May 25, 2006 by and between RCN Corporation and Theodore H. Schell (incorporated by reference to Exhibit 10.2 of RCN’s Current Report on Form 8-K filed on May 31, 2006).

10.39	+
Restricted Stock Agreement dated May 25, 2006 by and between RCN Corporation and Benjamin C. Duster, IV (incorporated by reference to Exhibit 10.3 of RCN’s Current Report on Form 8-K filed on May 31, 2006).

Exhibit No.		Description
10.40	+	Restricted Stock Agreement dated May 25, 2006 by and between RCN Corporation and Lee S. Hillman (incorporated by reference to Exhibit 10.4 of RCN’s Current Report on Form 8-K filed on May 31, 2006).

10.41	+	Restricted Stock Agreement dated May 25, 2006 by and between RCN Corporation and Daniel Tseung (incorporated by reference to Exhibit 10.5 of RCN’s Current Report on Form 8-K filed on May 31, 2006).

10.42	+	Restricted Stock Agreement by and between RCN Corporation and Peter D. Aquino (incorporated by reference to Exhibit 10.3 of RCN’s Current Report on Form 8-K filed on June 6, 2006).

10.43	+	Restricted Stock Agreement by and between RCN Corporation and Michael T. Sicoli (incorporated by reference to Exhibit 10.4 of RCN’s Current Report of Form 8-K filed on June 6, 2006).

10.44	+	Employment Letter by and between RCN Corporation and Benjamin R. Preston dated April 5, 2006 (incorporated by reference to Exhibit 99.2 of RCN’s Current Report on Form 8-K filed on April 5, 2006).

10.45	+
Severance Agreement and Release, dated as of February 4, 2008, by and between RCN Corporation and James F. Mooney (incorporated by reference to Exhibit 10.3 of RCN’s Current Report on Form 8-K filed on February 7, 2008).

10.46
Severance Agreement and Release, dated as of November 4, 2008, by and between RCN Corporation and Benjamin Preston (incorporated by reference to Exhibit 10.1 of RCN’s Quarterly Report on Form 10-Q filed on November 4, 2008).

10.47
Stock Purchase Agreement between RCN Corporation and Consolidated Edison, Inc., dated as of December 5, 2005 (incorporated by reference to Exhibit 10.33 to RCN’s Amendment No. 1 to its Annual Report on Form 10-K filed on April 10, 2006).

10.48
Stock Purchase Agreement, dated March 6, 2006, entered into by and among RCN International Holdings, Inc, Teleholding, S.A. de C.V., Mega Cable, S.A. de C.V. and MCM Holding, S.A. de C.V. (incorporated by reference to Exhibit 99.2 of RCN’s Current Report on Form 8-K filed on March 8, 2006).

10.49
Settlement Agreement, dated March 6, 2006, entered into by and among RCN International Holdings, Inc., Teleholding, S.A. de C.V., Mega Cable, S.A. de C.V., MCM Holding, S.A. de C.V. and the Private Shareholders listed therein (incorporated by reference to Exhibit 10.35 to RCN’s Amendment No. 1 to its Annual Report on Form 10-K filed on April 10, 2006).

10.50
Asset Purchase Agreement by and among RCN Telecom Services, Inc., RCN Corporation and Astound Broadband, LLC (incorporated by reference to Exhibit 99.2 of RCN’s Current Report on Form 8-K filed on August 18, 2006).

10.51
Agreement and Plan of Merger, dated as of June 24, 2007, by and among RCN Corporation, Raven Acquisition Corporation, and NEON Communications Group, Inc. (incorporated by reference to Exhibit 2.1 of RCN’s Current Report on Form 8-K filed on June 25, 2007).

10.52	(*)	Form of Director Restricted Stock Unit Agreement dated March 2, 2009.

21.1	(*)	Subsidiaries of Registrant.

23.2	(*)	Consent of Friedman LLP, Independent Registered Public Accounting Firm.

Exhibit No.		Description
31.1	(*)
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
We have audited the accompanying consolidated balance sheets of RCN Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2008, 2007 and 2006. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RCN Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Friedman LLP
East Hanover, New Jersey
February 24, 2009

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	Year ended December 31,
	2008	2007	2006

Revenues	$739,243	$636,097	$585,476
Costs and expenses:
Direct expenses	264,219	224,770	201,370
Selling, general and administrative (including stock-based compensation of $13,335, $33,206, and $18,162)	294,100	288,426	276,471
Exit costs and restructuring charges, net of recoveries	2,314	8,194	6,702
Depreciation and amortization	198,734	195,239	192,964

Operating loss	(20,124)	(80,532)	(92,031)
Investment income	2,880	9,424	5,983
Interest expense	(53,301)	(34,510)	(24,659)
Gain on sale of investment in unconsolidated entity	—	—	125,370
Loss on sale of assets	(181)	(827)	(2,119)
Loss on early extinguishment of debt	—	(63,795)	(19,287)
Other (expense) income, net	—	(451)	35

Loss from continuing operations before income taxes	(70,726)	(170,691)	(6,708)
Income tax (benefit) expense	—	(1,049)	7,612

Net loss from continuing operations	(70,726)	(169,642)	(14,320)
Income from discontinued operations, net of tax	—	1,684	2,464
Gain on sale of discontinued operations, net of tax	—	15,921	—

Net loss	$(70,726)	$(152,037)	$(11,856)

Net (loss) income per common share:
Basic and Diluted:
Loss from continuing operations	$(1.91)	$(4.58)	$(0.39)
Income from discontinued operations	—	0.05	0.07
Gain on sale of discontinued operations	—	0.43	—

Net loss	$(1.91)	$(4.11)	$(0.32)

Weighted average shares outstanding, Basic and Diluted	36,981,078	37,033,456	36,756,494

The accompanying notes are an integral part of these Consolidated Financial Statements.

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2008	2007
ASSETS

Current Assets:
Cash and cash equivalents	$40,879	$21,793
Short-term investments	22,805	45,899
Accounts receivable, net of allowance for doubtful accounts of $3,770 and $4,298	72,294	66,793
Prepaid expenses and other current assets	11,446	22,799

Total current assets	147,424	157,284

Property, plant and equipment, net of accumulated depreciation of $672,821 and $502,905	718,026	793,407
Goodwill	15,479	—
Intangible assets, net of accumulated amortization of $78,567 and $58,676	112,317	107,511
Long-term restricted investments	15,371	22,767
Deferred charges and other assets	16,843	16,920

Total assets	$1,025,460	$1,097,889

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$37,752	$26,133
Advanced billings and customer deposits	42,943	41,937
Accrued expenses and other	54,317	78,012
Accrued employee compensation and related expenses	18,351	17,662
Accrued exit costs	2,183	2,618
Current portion of long-term debt and capital lease obligations	7,352	7,338

Total current liabilities	162,898	173,700

Long-term debt and capital lease obligations, net of current maturities	735,255	737,607
Other long-term liabilities	110,936	69,707

Total liabilities	1,009,089	981,014

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 36,631,222 and 37,654,546 shares issued and outstanding	366	377
Additional paid-in-capital	451,152	444,738
Treasury stock, 276,471 and 194,184 shares at cost	(5,702)	(4,709)
Accumulated deficit	(374,419)	(303,693)
Accumulated other comprehensive loss	(55,026)	(19,838)

Total stockholders’ equity	16,371	116,875

Total liabilities and stockholders’ equity	$1,025,460	$1,097,889

The accompanying notes are an integral part of these Consolidated Financial Statements.

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(70,726)	$(152,037)	$(11,856)
Income from discontinued operations, net of tax	—	(1,684)	(2,464)
Gain on sale of discontinued operations	—	(15,921)	—

Net loss from continuing operations	(70,726)	(169,642)	(14,320)

Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of discounted debt	—	—	1,663
Loss on early extinguishment of debt	—	63,795	19,287
Amortization of finance costs	1,685	740	1,304
Non-cash stock-based compensation	13,335	33,206	18,162
Loss on sale of assets	181	827	2,119
Gain on sale of investment in unconsolidated entity	—	—	(125,370)
Depreciation and amortization	198,734	195,239	192,964
Deferred income taxes, net	—	(1,049)	145
Provision for doubtful accounts	16,384	10,880	11,039
Exit costs and restructuring charges	(2,699)	2,460	4,402
Net change in certain assets and liabilities, net of business acquisitions:
Accounts receivable and unpaid revenues	(22,002)	(12,560)	(15,642)
Accounts payable and accrued expenses	(117)	(13,744)	(7,284)
Advanced billing and customer deposits	1,027	338	4,512
Other assets and liabilities	4,169	(1,802)	(1,464)

Net cash provided by continuing operations	139,971	108,688	91,517

Cash provided by discontinued operations	—	476	3,498

Net cash provided by operating activities	139,971	109,164	95,015

Cash flows from investing activities:
Additions to property, plant and equipment	(143,252)	(115,510)	(86,195)
Investment in acquisitions and intangibles, net of cash acquired	—	(261,843)	(40,854)
Net proceeds from sale of discontinued operations and other assets	2,500	46,877	—
Decrease in short-term investments	22,957	12,268	13,828
Proceeds from sale of assets	1,850	1,955	999
Proceeds from sale of investment in unconsolidated entity	—	—	307,467
Decrease in restricted investments	7,396	754	1,537

Net cash (used in) provided by continuing operations	(108,549)	(315,499)	196,782

Cash used in discontinued operations	—	(243)	(2,156)

Net cash (used in) provided by investing activities	(108,549)	(315,742)	194,626

Cash flows from financing activities:
Repayments of long-term debt, including debt premium and capital lease obligations	(7,338)	(219,480)	(372,532)
Payment of debt issuance cost	(67)	(13,944)	(4,412)
Proceeds from bank debt	5,000	745,000	75,000
Dividends paid	(1,613)	(348,380)	—
Proceeds from the exercise of stock options	397	5,793	9,127
Cost of common shares repurchased	(7,722)	(3,639)	(1,388)
Purchase of treasury stock	(993)	(3,321)	—

Net cash (used in) provided by financing activities	(12,336)	162,029	(294,205)

Net increase (decrease) in cash and cash equivalents	19,086	(44,549)	(4,564)

Cash and cash equivalents at beginning of period	21,793	66,342	70,906

Cash and cash equivalents at end of period	$40,879	$21,793	$66,342

The accompanying notes are an integral part of these Consolidated Financial Statements.

RCN CORPORATION
Consolidated Statements of Stockholders’ Equity/(Deficit)
(dollars in thousands, except share and per share data)

					Committed					Accumulated
		Common Stock	Committed	Committed	Capital			Treasury		Other	Total Common
	Common Stock	Class A	Capital	Capital	in Excess	Additional	Accumulated	Stock	Treasury	Comprehensive	Stockholders’
	Class A Shares	Amount	Shares	Amount	of Par	Paid in Capital	Deficit	Shares	Stock Amount	Income (Loss)	Equity (Deficit)

Balance December 31, 2005	36,028,116	$360	797,938	$8	$25,549	$669,762	$(139,800)	—	$—	$7,023	$562,902

Net loss							(11,856)				(11,856)
Issuance of restricted stock, net of forfeitures	168,379	2				(2)					—
Return of committed shares	(113)										—
Issuance of committed shares in payment of claims	797,938	8	(797,938)	(8)	(25,550)	25,550					—
Exercise of warrants	179				1	(5)					(4)
Purchase of treasury stock								56,758	(1,388)		(1,388)
Stock options exercised	461,413	4				9,122					9,126
Amortization of restricted stock awards						5,791					5,791
Amortization of stock options						12,371					12,371
Foreign currency translation loss										(6,896)	(6,896)
Unrealized depreciation on investments										(110)	(110)

Balance December 31, 2006	37,455,912	$374	—	$—	$—	$722,589	$(151,656)	56,758	$(1,388)	$17	$569,936

Net loss							(152,037)				(152,037)
Issuance of restricted stock, net of forfeitures	145,110	2				(2)					—
Stock options exercised	315,124	3				5,818					5,821
Issuance of warrants						38,450					38,450
Repurchase of common stock	(261,600)	(2)				(3,639)					(3,641)
Purchase of treasury stock								137,426	(3,321)		(3,321)
Stock-based compensation expense						33,206					33,206
Dividends declared: $9.33 per common share						(351,684)					(351,684)
Foreign currency translation loss										(73)	(73)
Change in fair value of interest rate swap										(19,817)	(19,817)
Unrealized appreciation on investments										35	35

Balance December 31, 2007	37,654,546	$377	—	$—	$—	$444,738	$(303,693)	194,184	$(4,709)	$(19,838)	$116,875

Net loss							(70,726)				(70,726)
Restricted stock activity, net of forfeitures	(19,605)										—
Stock options exercised	32,081					397					397
Repurchase of common stock	(1,035,800)	(11)				(7,711)					(7,722)
Purchase of treasury stock								82,287	(993)		(993)
Stock-based compensation expense						13,335					13,335
Forfeited dividends						393					393
Foreign currency translation loss										(398)	(398)
Change in fair value of interest rate swap										(34,653)	(34,653)
Unrealized depreciation on investments										(137)	(137)

Balance December 31, 2008	36,631,222	$366	—	$—	$—	$451,152	$(374,419)	276,471	$(5,702)	$(55,026)	$16,371

The accompanying notes are an integral part of these Consolidated Financial Statements.

RCN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
RCN is a competitive broadband services provider, delivering all-digital and high-definition video, high-speed internet and premium voice services primarily to Residential and Small and Medium Business (“SMB”) customers under the brand names of RCN and RCN Business Services, respectively. In addition, through our RCN Metro Optical Networks business unit (“RCN Metro”), we deliver fiber-based high-capacity data transport services to large commercial customers, primarily large enterprises and carriers, targeting the metropolitan central business districts in our geographic markets. We operate our own networks, and our primary service areas include: Washington, D.C., Philadelphia, Lehigh Valley (PA), New York City, Boston and Chicago.
Subsequent to the Company’s acquisition of NEON Communications Group, Inc. (“NEON”) in November 2007, management reorganized RCN’s business into two key segments: (i) Residential/SMB and (ii) RCN Metro. There is substantial managerial, network, operational support and product overlap between the Residential and SMB businesses and, as a result, the Company has historically reported these two businesses as one segment. RCN Metro, however, is managed separately from the other two business units, with separate network operations, engineering, and sales personnel, as well as separate systems, processes, products, customers and financial measures. Management of the Company’s two key businesses is unified only at the most senior executive levels of the Company. Therefore, beginning with the results of operations for the year ended December 31, 2008, the financial results of the RCN Metro business unit are being reported as a separate segment in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about segments of an enterprise and related information” and applicable SEC regulations. All prior period amounts in this Form 10-K have been restated to present the results as two separate reportable segments.
In connection with the March 2007 sale of the San Francisco operations to Astound Broadband LLC, a subsidiary of Wave Broadband LLC (“Wave”), and the Company’s exit from the Los Angeles operations during 2007, the results for these businesses are presented in the consolidated statements of operations as discontinued operations. At December 31, 2008 and December 31, 2007, there were no current assets and current liabilities related to these discontinued operations in the consolidated balance sheets. See Note 3 for a complete discussion of all acquisitions and dispositions.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Consolidated Financial Statements include the accounts of the Company and all wholly-owned subsidiaries. All intercompany transactions and accounts among consolidated entities have been eliminated.
Use of Estimates and Assumptions
The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. Management periodically assesses the accuracy of these estimates and assumptions. Actual results could differ from those estimates. Estimates are used when accounting for various items, such as allowances for doubtful accounts, investments, derivative financial instruments, asset impairments, certain acquisition-related liabilities, programming related liabilities, revenue recognition, depreciation and amortization, income taxes, exit and restructuring costs, and legal and other contingencies. A more complete discussion of all of the Company’s significant accounting policies is discussed below.
Revisions and Reclassifications
During 2008, the Company reclassified amounts owed to former customers to accounts payable. As a result, accounts payable and accounts receivable increased and decreased, respectively, by $2.1 million for the year ended December 31, 2007.
During 2007, the Company changed the classification of certain expenses from selling, general and administrative to direct expenses. Management believes that the expense incurred for building access rights are directly related to generating revenue and therefore, are properly classified as direct expenses. The total amount recorded for building access rights was $5.1 million and $4.5 million for the years ended December 31, 2007 and 2006, respectively.

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

	2008	2007
Commercial Paper	$—	$29,679
Federal Agency	5,031	16,220
U.S. Treasuries	17,774	—

Total	$22,805	$45,899

Concentration and Monitoring of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, restricted investments, accounts receivable, interest rate swap agreements, and undrawn revolving line of credit commitments.
The Company invests its cash and cash equivalents, and short-term investments in accordance with the terms and conditions of its First-Lien Credit Agreement, which seeks to ensure both liquidity and safety of principal. The Company’s policy limits investments to instruments issued by the U.S. government and commercial institutions with strong investment grade credit ratings, and places restrictions on the length of maturity. The Company monitors the third-party depository institutions that hold its cash and cash equivalents, and short-term investments. As of December 31, 2008, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or non-government guaranteed mortgage backed securities.
The Company’s restricted investments are either held in escrow or in deposit accounts with institutions having strong investment grade credit ratings.
The Company’s trade receivables reflect a diverse customer base. Up front credit evaluation and account monitoring procedures are used to minimize the risk of loss. As a result, concentrations of credit risk are limited. The Company believes that its allowances for doubtful accounts are adequate to cover these risks.
The Company has potential exposure to credit losses in the event of nonperformance by the counterparties to its revolving line of credit specifically related to undrawn commitments, including amounts utilized as collateral for letters of credit, and interest rate swap agreements. The Company anticipates, however that the counterparties will be able to fully satisfy their obligations under these agreements, given that they are very large, highly rated financial institutions who are also key lenders under the Company’s First Lien Credit Agreement.
Accounts Receivable
The Company carries the accounts receivable at cost less an allowance for doubtful accounts. Allowances for doubtful accounts are recorded as a selling, general and administrative expense. The Company evaluates the adequacy of the allowance for doubtful accounts at least quarterly and computes the allowance for doubtful accounts by applying an increasing percentage to accounts in past due categories. This percentage is based on the history of actual write-offs. The Company also performs a subjective review of specific large accounts to determine if an additional reserve is necessary. The formula for calculating the allowance closely parallels the Company’s history of actual write-offs and account adjustments based upon contractual terms.

Long-Term Restricted Investments
The Company has cash balances held as collateral related to various insurance policies (mainly general, auto liability, and workers compensation), and surety bonds primarily for franchise and permit obligations. These investments are restricted and unavailable for use by the Company.
Property, Plant and Equipment
Additions to property, plant and equipment are stated at cost, including all material, labor and certain indirect costs associated with the development and construction of the network. Costs associated with new customer installations and the additions of network equipment necessary to provide advanced services are capitalized. Costs capitalized as part of initial customer installations include material, labor, and certain indirect costs. Indirect costs pertain to the Company’s personnel that assist in connecting the new service and primarily consist of employee benefits and payroll taxes, and direct variable costs associated with the capitalizable activities such as installation and construction vehicle costs and the cost of dispatch personnel. The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to expense in the period incurred. Costs for repairs and maintenance are charged to expense as incurred, while plant and equipment replacement and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.
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

	Useful Life	2008	2007
Telecommunications plant	5-23 years	$1,022,514	$1,027,418
Indefeasible rights of use	5-15 years	139,529	84,456
Computer equipment	3-5 years	68,046	64,316
Buildings, leasehold improvements and land	5-30 years	88,832	45,810
Furniture, fixtures and vehicles	3-10 years	27,390	28,070
Construction materials and other	5-10 years	44,536	46,242

Total property, plant and equipment		1,390,847	1,296,312
Less: accumulated depreciation		(672,821)	(502,905)

Property, plant and equipment, net		$718,026	$793,407

Depreciation expense was $178.8 million, $174.5 million, and $174.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.
During 2008, management completed the valuation of the tangible and intangible assets (see Note 3) acquired in the NEON transaction (see Note 3) and as a result, the fair values initially assigned to the property, plant and equipment and intangible assets were adjusted. At December 31, 2007, the fair value initially assigned to property, plant and equipment was classified as telecommunications plant. At December 31, 2008, the specific asset categories, including telecommunications plant, have been adjusted to reflect their respective fair values.
The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in relationships with local franchise authorities, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows is less than its carrying value, and the amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. The Company performed an impairment analysis at December 31, 2008 as a result of weakness in the economy and capital markets, and concluded that no impairment existed.

Goodwill and Other Intangible Assets
Goodwill represents the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets “ (“SFAS 142”) goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s indefinite-lived intangible assets consist of certain franchise rights associated with the Residential/SMB segment as well as certain rights-of-way acquired in the NEON transaction. The Company conducted an annual impairment test of goodwill and the indefinite-lived franchise rights and rights-of-way in accordance with SFAS 142 during the fourth quarter of 2008. The Company used an income-based approach and discounted the cash flows attributable to the applicable reporting units to estimate their fair value. Several estimates were incorporated into this analysis, including the operating and capital spending budgets, growth rates and cost of capital and where available, comparative market multiples were used to corroborate discounted cash flow results. The impairment test indicated that the franchise rights, rights-of-way and goodwill were not impaired. While management believes the estimates are reasonable, actual results may differ significantly from these assumptions, which could materially affect the valuation.
The costs of other intangible assets, including trademarks, trade names, customer relationships and software, are amortized over their estimated useful lives. Amortizable intangible assets are tested for impairment based on undiscounted cash flows in accordance with SFAS 144 and, if impaired, are written down to fair value based on discounted cash flows. See Note 6 for the ranges of useful lives of the amortizable intangible assets.
Asset Retirement Obligations
SFAS No. 143, “Accounting for Asset Retirement Obligations,” as interpreted by FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143,” addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires recognition of a liability for an asset retirement obligation in the period in which it is incurred at its estimated fair value. Certain of the Company’s franchise and lease agreements contain provisions that require the Company to restore facilities or remove property in the event that the franchise or lease agreement is not renewed. The Company expects to continually renew its franchise agreements and therefore, cannot estimate any liabilities associated with such agreements. A remote possibility exists that franchise agreements could terminate unexpectedly which could result in the Company incurring significant expense in complying with the restoration or removal provisions. The disposal obligations related to the Company’s lease agreements are not material to our Consolidated Financial Statements.
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
Revenue Recognition
Revenues are principally derived from fees associated with the Company’s video, telephone, high-speed data and transport services and are recognized as earned when the services are rendered, evidence of an arrangement exists, the fee is fixed and determinable and collection is probable. Video, telephone, high-speed data and transport revenues are recognized in the period service is provided. Payments received in advance are deferred and recognized as revenue when the service is provided. Installation fees charged to the Company’s residential and SMB customers are less than related direct selling costs and, therefore, are recognized in the period the service is provided. Installation fees charged to larger commercial customers are generally recognized over the life of the contract. Revenues from dial-up Internet services are recognized over the respective contract period. Reciprocal compensation revenue, the fees that local exchange carriers pay to terminate calls on each other’s networks, is based upon calls terminated on the Company’s network at contractual rates.
Under the terms of the franchise agreements, the Company is generally required to pay an amount based on gross video revenues to the local franchising authority. These fees are normally passed through to the Company’s cable subscribers and, accordingly, the fees are classified as revenue with the corresponding cost included in operating expenses. Certain other taxes imposed on revenue producing transactions, such as Universal Service Fund fees, are also presented as revenue and expense.
Direct Expenses
Direct expenses primarily include programming costs as well as costs associated with providing telecommunications services. Programming costs primarily consist of the fees paid to suppliers of video content that the Company packages, offers and distributes to its video subscribers. Programming is acquired generally through multiyear agreements and contains rates that are typically based on the number of authorized subscribers that receive the programming. At times, as these contracts expire, programming continues to be provided based on interim arrangements while the parties negotiate new contractual terms, sometimes with effective dates that affect prior periods. While payments are generally made under the prior contract terms, the amount of programming expenses recorded during these interim arrangements is based on management’s estimates of the expected contractual terms to be ultimately negotiated. Programming costs are paid each month based on calculations performed by the Company and are subject to periodic audits performed by the programmers. Certain programming contracts contain launch incentives paid by the programmers. The Company records the launch incentives on a straight-line basis over the life of the programming agreement as a reduction of programming expense. The deferred amount of launch incentives is included in other long-term liabilities.

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
Selling, General and Administrative Expenses
Selling, general and administrative expenses include customer service, sales, marketing, billing, network maintenance and repair, installation and provisioning, bad debt and other overhead costs. All personnel costs, including stock-based compensation but excluding certain retention and severance benefits accounted for in accordance with SFAS 146, are included in selling, general and administrative expense.
Non-Cash Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with SFAS 123R, “Share-Based Payments” (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize that cost over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.
Exit and Restructuring Costs
Exit and restructuring costs are recorded in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). We continuously monitor our organizational structure and associated operating expenses. Depending upon events and circumstances, actions may be taken periodically to restructure the business. Restructuring activities may include terminating employees, abandoning excess office space and incurring other exit costs. Any resulting exit and restructuring costs depend on estimates made by us based on our knowledge of the cost to terminate existing commitments and estimates of termination benefits. These estimates could differ from actual results. We monitor the initial estimates periodically and record an adjustment for any significant changes in estimates.
The Company has exited numerous facilities, in whole or in part, over the last three years. SFAS 146 requires the Company to offset the present value of the remaining lease payments for the exited property against estimated sublease rental income. Sublease assumptions frequently change based on market conditions, which require the Company to adjust the projected cash flows related to exited properties. Changes in assumptions are recognized in income when made. When the Company terminates or buys out of a lease agreement, the payment is charged against the liability and/or the remaining liability is reversed into income. The Company amortizes the liability for these facilities as an offset to rent expense, which is included in selling, general and administrative expense, over the remaining term of the lease.
Upon its emergence from bankruptcy, the Company recorded a “fresh start” liability for the excess of cost over fair value on all of its leased facilities. The liability for these facilities is amortized as an offset to rent expense over the remaining term of the lease. When the Company exits a facility and accrues an exit cost liability, it reverses the remaining “fresh start” reserve established for that property into exit costs and restructuring charges. Similarly, when the Company renegotiates a lease on one of these properties the reserve is reversed into exit costs and restructuring charges as the amended lease is assumed to reflect market rates and terms.
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

When the Company has claimed tax benefits that may be challenged by a tax authority, these uncertain tax positions are accounted for under FIN No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). The Company adopted FIN 48 beginning January 1, 2007. Prior to 2007, income tax contingencies were accounted for under FASB No. 5, “Accounting for Contingencies”. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. The adoption of FIN 48 did not have a material effect on the Company’s Consolidated Financial Statements.
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
Comprehensive Income (Loss)
The Company has four primary components of comprehensive income (loss); net loss, foreign currency translation adjustments, changes in the fair value of interest rate swaps and unrealized appreciation (depreciation) on investments. The following table reflects the components of comprehensive income (loss) (dollars in thousands):

	Year ended December 31,
(dollars in thousands)	2008	2007	2006
Net loss	$(70,726)	$(152,037)	$(11,856)
Reversal of accumulated translation gains upon sale of investment in unconsolidated subsidiary	—	—	(6,896)
Foreign currency translation loss	(398)	(73)	—
Change in fair value of interest rate swaps	(34,653)	(19,817)	—
Unrealized (depreciation) appreciation on investments	(137)	35	(110)

Comprehensive loss	$(105,914)	$(171,892)	$(18,862)

In connection with the acquisition of NEON (see Note 3), the Company acquired a security deposit designated in a foreign currency. Unrealized translation gains or losses are recorded in Stockholders’ Equity as a component of accumulated other comprehensive income (loss).
The Company’s investment in Megacable (see Note 3) was designated in Mexican Pesos and accordingly, the Company’s investment was translated into U.S. dollars at the exchange rate in effect on the last day of each reporting period. Any corresponding foreign currency translation gains or losses were then recorded on the balance sheet as a component of accumulated other comprehensive income (loss). Upon the sale of the Company’s interests in Megacable in March 2006, all accumulated foreign currency translation gains were reversed against other comprehensive income (loss).
Recently Issued Accounting Pronouncements
In October 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset when the Market for that Asset is Not Active,” which clarifies the application of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) in determining fair value of a financial asset in an inactive market. This FSP was effective for the Company beginning with the quarter ended September 30, 2008. Its additional guidance was incorporated in the measurements of fair value of applicable financial assets disclosed in Note 5 and did not have a material impact on the Company’s Consolidated Financial Statements.
In June 2008, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. EITF Issue No. 07-5 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and as such, the Company will adopt EITF 07-5 beginning January 1, 2009. The Company is currently evaluating the impact, if any, that EITF 07-5 will have on its Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe that the adoption of SFAS 162 will have a material impact on its Consolidated Financial Statements.
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and as such, the Company will adopt FSP FAS 142-3 in fiscal year 2009. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that FSP FAS 142-3 will have on its Consolidated Financial Statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133. It requires enhanced disclosures about (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company beginning January 1, 2009.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) which retained the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. SFAS 141(R) requires that: (1) for all business combinations, the acquirer records all assets and liabilities of the acquired business, including goodwill, generally at their fair values; (2) certain contingent assets and liabilities acquired be recognized at their fair values on the acquisition date; (3) contingent consideration be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled; (4) acquisition-related transaction and restructuring costs be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired; (5) in step acquisitions, previous equity interests in an acquiree held prior to obtaining control be re-measured to their acquisition-date fair values, with any gain or loss recognized in earnings; and (6) when making adjustments to finalize initial accounting, companies revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they had been recorded on the acquisition date. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this statement should also apply the provisions of SFAS 141(R). This standard will be applied to all future business combinations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements providing a single definition of fair value, which should result in increased consistency and comparability in fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSPs No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s Consolidated Financial Statements. The remaining aspects of SFAS 157 for which the effective date was deferred under FSP No. 157-2 have been evaluated and the Company does not expect them to have a material impact on its Consolidated Financial Statements. The effects of these remaining aspects of SFAS 157 are to be applied by the Company to fair value measurements prospectively beginning January 1, 2009.

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
The acquisition of NEON was accounted for under the purchase method of accounting, with the Company as the acquirer in accordance with SFAS 141. The following table summarizes the fair value of assets acquired and liabilities assumed by the Company (dollars in thousands):

Current assets	$32,790
Property and equipment	210,520
Goodwill	15,479
Other intangible assets	53,697
Other non-current assets	11,591

Total assets acquired	324,077
Total liabilities assumed	(42,690)

Net assets acquired	281,387
Less: cash acquired	(21,794)

Total purchase price, net of cash acquired	$259,593

The results of operations from NEON are included in the accompanying Consolidated Financial Statements from the Closing Date through December 31, 2008. The following table summarizes, on an unaudited, pro forma basis, the estimated combined results of operations of the Company for the years ended December 31, 2007 and 2006 as though the acquisition of NEON was completed at the beginning of 2006. These pro forma statements have been prepared for comparative purposes only and are not intended to be indicative of what the Company’s results would have been had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future (dollars in thousands, except per share amounts).

	2007	2006
Revenues, net *	$702,394	$654,730

Operating loss * (1)	$(95,408)	$(118,467)

Net loss * (1)	$(197,330)	$(38,414)

Net loss per common share, basic and diluted *	$(5.33)	$(1.05)

*	from continuing operations

(1)	Includes non recurring charges incurred by NEON including deal-related costs and stock-based compensation expense totaling $5.4 million during 2007.
Sale of San Francisco Operations and Exit of Los Angeles Operations
In March 2007, the Company completed the sale of its San Francisco operations for $45 million in cash, subject to adjustment and recorded an after-tax gain on this transaction of $15.9 million. In addition, during the year ended December 31, 2007, the Company completely exited its operations in the Los Angeles, California market and sold the building and certain other assets for net total proceeds of approximately $3.9 million and recorded a de minimis after-tax gain on this transaction. The results of operations of its California assets are shown as “discontinued operations” in the consolidated statements of operations and include operating revenues totaling $6.8 million and $31.3 million for the years ended December 31, 2007 and 2006, respectively.

Sale of Megacable, S.A. de C.V.
In March 2006, RCN sold its 48.93% interest in Megacable, S.A. de C.V., a cable television and high-speed data services provider in certain portions of Mexico, and Megacable Communicaciones de Mexico S.A., a provider of local voice and high-speed data services in Mexico City (collectively referred to as “Megacable”) for net after tax proceeds of $300 million. The Company recorded a gain of $125.4 million on the sale.
Acquisition of Consolidated Edison Communications Holding Company, Inc.
In March 2006, the Company acquired the stock of Consolidated Edison Communications Holding Company, Inc. (“CEC”), the telecommunications subsidiary of Consolidated Edison, Inc. Total cash paid for the acquisition, including transaction costs and post-closing adjustments, was approximately $41.4 million.
4. EXIT COSTS AND RESTRUCTURING CHARGES
The total exit costs and restructuring charges for the years ended December 31, 2008, 2007 and 2006 are comprised of the following (dollars in thousands):

	Year ended December 31,
	2008	2007	2006
Exit costs for excess facilities	$164	$7,875	$4,402
Restructuring charges	2,150	3,443	2,300
Recoveries, net	—	(3,124)	—

Total	$2,314	$8,194	$6,702

During the year ended December 31, 2008, the Company recorded total exit costs and restructuring charges of $2.3 million primarily consisting of employee termination benefits associated with a reduction in force and a voluntary separation program in connection with plans to reduce operating expenses. The majority of these benefits were paid out by the date of this filing.
Total exit costs and restructuring charges were $8.2 million in 2007, consisting primarily of exit costs totaling $7.9 million as a result of exiting or terminating property leases in Pennsylvania, New Jersey and New York and restructuring charges totaling $3.4 million, which were primarily related to the outsourcing of the Company’s customer care operations. These charges were partially offset by a $3.1 million settlement with 202 Centre Street Realty LLC for damages incurred relating to space that was exited in 2002 and are net of legal fees incurred. At the time the property was exited, the abandoned property, plant and equipment was recorded in exit costs and restructuring charges and therefore, the portion of the settlement relating to these costs was recorded in exit costs and restructuring charges during the year ended December 31, 2007.
During the year ended December 31, 2006, the Company recorded exit costs and restructuring charges totaling $6.7 million, which consisted of exit costs totaling $4.4 million primarily from vacating facilities in Illinois, Massachusetts and New York and retention and severance expense totaling $2.3 million. Retention and severance expense was recorded in connection with the relocation of the Company’s headquarters to Virginia and a reduction in force relating to customer service technicians and certain senior executives as part of a plan to reduce operating expenses.
The following table presents the activity in the lease fair value and exit cost liability accounts for the years ended December 31, 2008 and 2007 (dollars in thousands):

	Lease Fair
	Value	Exit Costs	Total
Balance, December 31, 2006	$4,926	$9,350	$14,276
Additional accrued costs	—	2,731	2,731
Amortization	(773)	(2,344)	(3,117)
Reversals/Settlements	(808)	—	(808)

Balance, December 31, 2007	3,345	9,737	13,082
Additional accrued costs	—	485	485
Amortization	(654)	(2,207)	(2,861)
Reversals/Settlements	—	(2,865)	(2,865)

Balance, December 31, 2008	2,691	5,150	7,841
Less current portion	621	1,562	2,183

Long-term portion December 31, 2008	$2,070	$3,588	$5,658

The current portion of these liabilities is included in accrued exit costs on the balance sheet and the long-term portion is included in other long-term liabilities.
During the year ended December 31, 2007, additions to accrued restructuring costs totaled $5.4 million, of which $3.4 million related primarily to the outsourcing of the Company’s customer care operations and $2.0 million consisted of severance paid to former NEON employees upon the acquisition of this business. During 2007, $3.8 million of these restructuring costs were paid and the remaining $1.6 million was paid in 2008.
In connection with the acquisition of CEC (as discussed in Note 3), it was determined that a lease for office space had unfavorable terms as compared to current market rates and accordingly, a fair value reserve totaling $1.4 million was recorded in the purchase price allocation. This liability will continue to be amortized as an offset to rent expense over the remaining term of the lease.
5. FAIR VALUE OF FINANCIAL INSTRUMENTS
Effective January 1, 2008, the Company adopted the provisions of SFAS 157 that relate to our financial assets and financial liabilities. The effect of adopting this standard was not significant. SFAS 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below:
•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active ;

•	Level 3: Unobservable inputs that are supported by little or no market activity, which require the reporting entity’s judgment or estimation.
The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. The Company’s financial liabilities that are accounted for at fair value on a recurring basis are summarized below:

	December 31, 2008
	Level 1		Level 2	Level 3		Total
Liabilities
Interest rate swap agreements	$		$54,570	$		$54,570
Borrowings under the First-Lien Credit Agreement			474,744			474,744

Total Liabilities		$—	$529,314		$—	$529,314

For the interest rate swap agreements, fair value is calculated using standard industry models used to calculate the fair value of the various financial instruments based on significant observable market inputs such as swap rates, interest rates, and implied volatilities obtained from various market sources. For credit facility borrowings, fair value is determined based on information provided by the Administrative Agent.
The carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values due to the short maturity of these financial instruments.

6. INTANGIBLE ASSETS
The gross carrying amount and accumulated amortization of intangible assets at December 31, 2008 and 2007 are as follows (dollars in thousands):

		December 31, 2008		December 31, 2007
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Customer relationships	4 -10 years	$88,072	$(67,318)	$97,472	$(50,160)
Trademarks/tradenames	5 years	13,573	(10,958)	13,573	(8,263)
Software	3 years	540	(291)	300	(253)

Subtotal		$102,185	$(78,567)	$111,345	$(58,676)
Indefinite-lived intangible assets:
Franchise Rights	Indefinite life	54,842	—	54,842	—
Rights-of-Way	Indefinite life	33,857	—	—	—

Total intangible assets		$190,884	$(78,567)	$166,187	$(58,676)

Goodwill	Indefinite life	$15,479	$—	$—	$—

The increase in goodwill, rights-of-way and software from December 31, 2007 to December 31, 2008 is a result of the acquisition of NEON which is included in the RCN Metro business segment (see Note 3). Total franchise rights of $54.8 million are associated with the Residential/SMB business segment.
Activity related to the Company’s amortizable intangible assets is as follows (dollars in thousands):

Amortizable intangible assets, net:	Resi/SMB	RCN Metro	Total
Balance, December 31, 2006	$39,555	$2,571	$42,126
Acquisitions	2,251	29,000	31,251
Amortization	(18,384)	(2,324)	(20,708)

Balance, December 31, 2007	23,422	29,247	52,669
Adjustments	—	(9,160)	(9,160)
Amortization	(17,871)	(2,020)	(19,891)

Balance, December 31, 2008	$5,551	$18,067	$23,618

Amortization expense was $19.9 million, $20.7 million, and $18.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. During 2008, management completed the valuation of the tangible and intangible assets acquired in the NEON transaction in November 2007 (see Note 3) and as a result, the fair values initially assigned to the intangible assets were adjusted. Specifically, adjustments to increase the value assigned to internally developed software of $0.2 million and reduce the value assigned to customer relationships by $9.4 million were recorded. As a result of these adjustments, a cumulative reduction to amortization expense was recognized in 2008 totaling $1.0 million.
Expected amortization expense of finite-lived intangible assets over each of the next five years is as follows (dollars in thousands):

Year ended December 31,

2009	$6,153
2010	2,810
2011	2,241
2012	2,241
2013	2,241
Thereafter	7,932

Total	$23,618

7. DEFERRED CHARGES AND OTHER ASSETS
Deferred charges and other assets at December 31, 2008 and 2007 consist of the following (dollars in thousands):

	2008	2007
Debt issuance cost, net of accumulated amortization	$9,104	$10,722
Security deposits	3,368	3,558
Other long-term assets	4,371	2,640

Total deferred charges and other assets	$16,843	$16,920

8. OTHER LONG-TERM LIABILITIES
Other long-term liabilities at December 31, 2008 and 2007 consist of the following (dollars in thousands):

	2008	2007
Interest rate swaps	$54,470	$19,817
Deferred taxes	36,154	22,763
Unearned revenue	11,385	12,398
Exit costs	3,588	7,775
Other deferred credits	2,678	2,716
Lease cost/fair value reserve	2,070	2,690
Dividend payable	591	1,548

Total other long-term liabilities	$110,936	$69,707

As more fully discussed in Note 10, during the year ended December 31, 2007, the Company entered into three interest rate swap agreements with an initial notional amount of $345 million to partially mitigate the variability of cash flows in interest payments due to changes in the LIBOR interest rate on the term loans under the First-Lien Credit Agreement. As of December 31, 2008 and 2007, the fair values of the swap agreements were a liability of $54.5 million and $19.8 million, respectively.
9. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt at December 31, 2008 and 2007 consists of the following (dollars in thousands):

	2008	2007

Term Loans under the First-Lien Credit Agreement	$709,694	$716,899
Revolving Line of Credit	30,000	25,000
Capital Leases	2,913	3,046

Total	742,607	744,945
Due within one year	7,352	7,338

Total long-term debt	$735,255	$737,607

At December 31, 2008, contractual annual maturities of long-term debt and capital lease obligations over the next six years are as follows (dollars in thousands):

For the year ending December 31,
2009	$7,352
2010	7,368
2011	7,385
2012	7,403
2013	37,425
2014	673,912
Thereafter	1,762

Total	$742,607

The following is a description of the Company’s debt and the significant terms contained in the related agreements.
First-Lien Credit Agreement
The Company’s credit agreement with Deutsche Bank, as Administrative Agent, and certain syndicated lenders (“First-Lien Credit Agreement”) provides for term loans to the Company in the aggregate principal amount of $720 million, and a $75 million revolving line of credit, all of which can be used as collateral for letters of credit. Approximately $43.9 million of the revolving line of credit is currently utilized for outstanding letters of credit relating to our surety bonds, real estate lease obligations, right-of-way obligations, and license and permit obligations. An additional $25 million of the revolving line of credit was drawn down to purchase NEON, and an additional $5 million was drawn in November 2008. As of December 31, 2008, the Company had $1.1 million of available borrowing capacity under the revolving line of credit. The obligations of the Company under the First-Lien Credit Agreement are guaranteed by all of its operating subsidiaries and are secured by substantially all of the Company’s assets.
The term loan bears interest at the Administrative Agent’s prime lending rate plus an applicable margin or at the Eurodollar rate plus an applicable margin, based on the type of borrowing elected by the Company. The effective rate on outstanding debt at December 31, 2008 and December 31, 2007 was 5.5% and 7.21%, respectively including the effect of the interest rate swaps discussed in Note 10.
The First-Lien Credit Agreement requires the Company to maintain a Secured Leverage Ratio not to exceed 4.50:1 through December 30, 2009. On December 31, 2009, the maximum permitted Secured Leverage Ratio declines to 4.00:1, then declines to 3.50:1 on December 31, 2010, 3.25:1 on December 31, 2011, and 3.00:1 on December 31, 2012 where it remains until maturity in May 2014. The First-Lien Credit Agreement also contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, create liens on their assets, make particular types of investments or other restricted payments, engage in transactions with affiliates, acquire assets, utilize proceeds from asset sales for purposes other than debt reduction (except for limited exceptions for reinvestment in the business), merge or consolidate or sell substantially all of the Company’s assets.
The Company is in compliance with all covenants under the First-Lien Credit Agreement as of the date of this filing.
Recapitalization
In May 2007, the Company completed its recapitalization initiative, which included entering into the First-Lien Credit Agreement discussed above. The new facility, along with cash on hand, was used to repay the then existing term loan indebtedness of approximately $74 million, pay the cash portion of the consideration to holders who tendered their 7.375% Convertible Second-Lien Notes (“Second-Lien Notes”) due 2012 pursuant to a tender offer completed by the Company in June 2007 of approximately $145 million, as well as pay a special cash dividend (“special cash dividend”) of $9.33 per share on all issued and outstanding RCN common stock as of June 4, 2007. As a result of the repayment of the existing term loan indebtedness and successful tender offer and consent solicitation for the Second-Lien Notes, the Company recorded a loss on early extinguishment of debt totaling $63.8 million.
10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
During May 2007, the Company entered into three interest rate swap agreements with an initial notional amount of $345 million to partially mitigate the variability of cash flows due to changes in the Eurodollar rate, specifically related to interest payments on its term loans under the First-Lien Credit Agreement. The interest rate swap agreements have a seven year term with an amortizing notional amount which adjusts down on the dates payments are due on the underlying term loans. Under the terms of the swap agreements, on specified dates, the Company makes payments calculated using a fixed rate of 5.319% plus the applicable margin, and receives payments equal to 3-month LIBOR.
These interest rate swap agreements qualify for hedge accounting using the short-cut method because the swap terms match the critical terms of the hedged debt. Based on criteria listed in SFAS 133 pertaining to cash flow derivative instruments that are interest rate swaps, the Company has assessed, on a quarterly basis, that the swap agreements are completely effective. Accordingly, these agreements had no net effect on the Company’s results of operations for the year ended December 31, 2008 and December 31, 2007. The Company uses derivative instruments as risk management tools and not for trading purposes. As of December 31, 2008 and 2007, the estimated fair values of these swap agreements were liabilities of $54.5 million and $19.8 million, respectively, and the notional amount was $339.2 million and $343.1 million, respectively.

11. STOCKHOLDERS’ EQUITY AND STOCK PLANS
Income (Loss) Per Share
The calculation of basic earnings per share (“EPS”) is computed by dividing the income available to common stockholders by the average weighted number of shares of common stock outstanding during the period.
The computation of weighted average shares outstanding for the dilutive EPS calculation includes the number of additional shares of common stock that would be outstanding if all dilutive potential common stock equivalents would have been issued. For the years ended December 31, 2008, 2007 and 2006, all potential common stock equivalents would have been antidilutive, so the average weighted common shares for the basic EPS computation is equal to the weighted average common shares used for the diluted EPS computation.
The following table shows the securities outstanding at December 31, 2008, 2007 and 2006 that could potentially dilute basic EPS in the future:

	2008	2007	2006
Options	4,057,561	3,884,652	2,963,674
Warrants	8,018,276	8,018,276	—
Shares issuable upon conversion of convertible debt	—	—	4,968,204
Unvested restricted stock units	653,923	—	—
Unvested restricted stock awards	162,128	437,482	655,103

Total	12,891,888	12,340,410	8,586,981

RCN Common Stock and Dividends
On December 21, 2004, the Company issued 36,020,850 shares of common stock, par value of $0.01 per share, of which 31,919,044 were distributed to certain of its former bondholders and other general unsecured creditors on the date of emergence from bankruptcy, and 4,101,806 shares were placed in reserve to settle disputed claims against the Company that were outstanding as of the date of emergence. These reserve shares and related claim amounts were classified as committed stock on the balance sheet. As these shares were distributed, the Company reclassified the amount of the claims to additional paid-in capital. In the years ended December 31, 2005 and 2006, the Company distributed 3,303,868 shares and 172,839 shares of common stock, respectively, in settlement of filed claims. On October 11, 2006, the remaining shares totaling 625,099 were distributed from the bankruptcy reserve to the Company’s general unsecured creditors and former bondholders in satisfaction of all remaining claims related to the Company’s Chapter 11 bankruptcy.
Additionally, the Company was authorized by its 2004 Plan of Reorganization to issue warrants to the former stockholders of the Company to purchase an aggregate of 735,119 shares of the Company’s common stock. Each warrant allowed the holder to purchase one share of the Company’s common stock for a price of $34.16. During the years ended December 31, 2005 and 2006, a total of 184 such warrants were exercised. The warrants expired on December 21, 2006.
On May 25, 2007, the Company issued 5,328,521 warrants to purchase shares of common stock with an exercise price equal to $25.16 (subject to adjustment) to the former holders of its Second-Lien Notes. Following the adjustments caused by the special cash dividend discussed below, the warrants are currently exercisable for approximately 1.50478 shares of common stock (8,018,276 total shares) at a price per share of $16.72. All of these warrants are outstanding as of December 31, 2008 and expire on June 21, 2012.
Also on May 25, 2007, the Company declared a dividend of $9.33 per share of outstanding common stock, pursuant to which approximately $347.3 million was paid on June 11, 2007, excluding an additional amount of $4.5 million in dividends to be paid upon vesting of employee restricted stock granted prior to the dividend date. As of December 31, 2008, approximately $1.4 million remains to be paid upon vesting of the employee restricted stock. Pursuant to the warrant agreement, the adjustment to the price of the common stock due to the dividend discussed below resulted in an adjustment to both the exercise price of the warrants and the number of shares of common stock for which the warrants are exercisable. Immediately prior to the dividend “ex” date, the warrants were exercisable for one share of common stock at a price of $25.16 per share.
Stock Repurchase Program
In May 2007, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock pursuant to a stock repurchase program meeting the requirement of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Under this program, the Company repurchased 261,600 shares at an average price of $13.88 totaling $3.6 million during the year ended December 31, 2007, and 1,035,800 shares at an average price of $7.43 totaling $7.8 million during the year ended December 31, 2008. These shares were retired. As of December 31, 2008, approximately $13.6 million remains authorized for repurchases under the stock repurchase program.

RCN Stock-Based Compensation
In 2005, the Board of Directors and shareholders approved the RCN Stock Compensation Plan (the “Stock Plan”). The Stock Plan currently allows for the issuance of up to 8,327,799 shares of the Company’s stock in the form of stock options or restricted stock to RCN’s directors, officers, and employees. As of December 31, 2008, there were 1,708,721 shares available for grant under the Stock Plan.
The Company accounts for stock-based compensation in accordance with SFAS 123R, which requires the Company to recognize compensation expense for stock-based compensation issued to or purchased by employees, net of estimated forfeitures, using a fair value method. When estimating forfeitures, the Company considers voluntary termination behavior as well as actual option forfeitures. Any adjustments to the forfeiture rate result in a cumulative adjustment in compensation cost in the period the estimate is revised. Compensation expense is recorded for performance-based stock options, restricted stock awards (“RSAs”), and restricted stock units (“RSUs”) based on the Company’s projected performance relative to the performance goals established by the Board of Directors.
Compensation expense recognized related to restricted stock awards and stock option awards are summarized in the table below (in thousands of dollars):

	Year ended December 31,
	2008	2007	2006
Restricted stock awards	$2,832	$10,093	$5,791
Restricted stock units	2,506	—	—
Stock options	7,997	23,113	12,371

Total stock-based compensation expense	$13,335	$33,206	$18,162

As discussed below, the increase in the expense for the year ended December 31, 2007 was largely due to the incremental expense recognized as a result of the modification made in connection with the payment of the special cash dividend, as well as additional option and restricted stock grants made during the year ended December 31, 2007. The Company expects to recognize approximately $6.5 million, $4.1 million and $1.1 million in stock-based compensation expense based on outstanding grants at December 31, 2008 under the Stock Plan in the years ended December 31, 2009, 2010 and 2011, respectively.
Stock Options
Stock options may be granted as either non-qualified stock options or incentive stock options. Substantially all of the options become exercisable in three equal installments, and generally expire seven years from the grant date. Certain executives have been awarded stock options which are performance based and vest over a three-year period subject to meeting performance goals established by the Board of Directors.
The following table summarizes the Company’s option activity during the years ended December 31, 2008, 2007 and 2006:

		2008		2007		2006
			Weighted
			average
		Weighted	remaining		Weighted		Weighted
		Average	contractual	Number	Average	Number	Average
	Number	Exercise	life	of	Exercise	of	Exercise
	of Shares	Price	(in years)	Shares	Price	Shares	Price
Awards Outstanding at January 1	3,884,652	$15.49		2,963,674	$23.37	3,433,951	$21.64
Granted	1,362,702	11.10		330,677	14.39	674,900	27.16
Exercised	(32,081)	12.36		(315,130)	18.38	(461,413)	19.78
Forfeitures	(1,157,712)	15.97		(422,368)	18.76	(683,764)	20.86
Special cash dividend Adjustment	—			1,327,799	15.57
Awards Outstanding at December 31	4,057,561	$13.94	4.50	3,884,652	$15.49	2,963,674	$23.37

Awards Exercisable at December 31	2,552,767	$14.98	3.64	2,283,819	$15.77	670,249	$23.16

There was no intrinsic value in the awards outstanding and the awards exercisable at December 31, 2008. During the years ended December 31, 2008, 2007 and 2006, the total intrinsic value of stock options exercised was $0.04 million, $2.1 million and $3.1 million, respectively. Cash received from stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $0.4 million, $5.8 million, and $9.1 million, respectively.
In connection with the special cash dividend declared in May 2007 of $9.33 per share, the Compensation Committee of the Board of Directors approved anti-dilution adjustments to outstanding stock option awards pursuant to the equity-based compensation plans to take into account the payment of the special cash dividend. Outstanding stock option awards were adjusted on June 12, 2007 (the ex-dividend date) by reducing the exercise price and increasing the number of shares issuable upon the exercise of each option, in accordance with safe harbor provisions of Section 409A of the Internal Revenue Code, such that the aggregate difference between the market price and exercise price multiplied by the number of shares issuable upon exercise was substantially the same immediately before and after the payment of the special cash dividend. The antidilution modification made with respect to such options resulted in a decrease in the weighted average exercise price from $23.69 to $15.58 and an increase in the aggregate number of shares issuable upon exercise of such options by 1,327,799. Since the Stock Plan permits, but does not require, antidilution modifications, FAS 123R requires a comparison of the fair value of each award immediately prior to and after the date of modification, assuming the value immediately prior to modification contains no antidilution protection, and the value immediately after modification contains full antidilution protection. This comparison resulted in an aggregate difference of $14.2 million despite the fact that the aggregate difference between the market price and exercise price multiplied by the number of shares issuable upon exercise was substantially the same immediately before and after the modification. During the years ended December 31, 2008 and 2007, the Company recorded approximately $3.3 million and $9.9 million of the additional $14.2 million in compensation expense as a result of the modification.
In conjunction with the 2005 cost reduction plans and the relocation of its headquarters, the Compensation Committee of the Company’s Board of Directors allowed terminated employees to keep the portion of their unvested options that were scheduled to vest in May 2006. The Company deemed this to be a plan modification under the modification guidance in SFAS 123R and accounted for the modification as an exchange of the original award for a new award. As a result, the Company recorded the fair value of the modified award, as compensation cost on the date of the modification. The fair value per “modified” option was calculated between $5.45 and $8.13, with a vesting date of May 24, 2006, and an expiration date of August 24, 2006. Stock-based compensation expense of $0.2 million was recognized as a result of this modification.
The following table summarizes additional information regarding outstanding and exercisable options at December 31, 2008:

	Options Outstanding				Options Exercisable
	Number
Exercise price	outstanding	Remaining	Exercise			Exercise
of	at	contractual life	price per		As of	price per
options	12/31/2008	(years)	option		12/31/2008	option
$5.77	31,136	6.92	$5.77		—	$5.77
$11.22	1,163,635	6.20	$11.22		—	$11.22
$12.36	457,828	3.39	$12.36		457,828	$12.36
$13.79	1,088,647	3.39	$13.79		1,088,647	$13.79
$14.29	250,064	3.91	$14.29		250,064	$14.29
$14.39	203,794	5.67	$14.39		69,390	$14.39
$16.63	121,739	4.24	$16.63		81,158	$16.63
$17.42	335,980	4.43	$17.42		243,057	$17.42
$19.78	126,590	4.93	$19.78		84,475	$19.78
$20.68	278,148	3.00	$20.68		278,148	$20.68

$5.77 – $20.68	4,057,561	4.50	$13.94	*	2,552,767	$14.98	*
* Weighted average exercise price per option.
The Company values its stock options using both the Black Scholes and Lattice Model valuation methods. Expected volatility was based on the historical volatility of the price of RCN and several similarly sized cable and telecommunications companies over the past seven years. The Company used historical information to estimate award exercise and forfeitures within the valuation model. The expected term of awards is derived from an analysis of the historical average holding periods and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table summarizes the weighted average valuation assumptions used in the Black Scholes valuation of the 2008 and 2006 awards:

	2008	2006
Fair Value	$4.95	$10.99
Dividend yield	0%	0%
Expected volatility	54.0%	58.0%
Risk-free interest rate	2.5%	3.7%
Expected life (in years)	4.5	4.7
There were no awards granted in the year ended December 31, 2007 that were valued using the Black Scholes valuation method.
The following table summarizes the weighted average valuation assumptions used in the Lattice valuation of the 2008, 2007 and 2006 awards:

	2008	2007	2006
Fair Value	$4.53	$5.87	$9.60
Dividend yield	0%	0%	0%
Expected volatility	53.4%	53.1%	46.3%
Risk-free interest rate	2.7%	4.3%	5.0%
Expected life (in years)	3.4	4.1	4.3
Unamortized stock-based compensation expense for stock option awards at December 31, 2008 totaled $5.2 million and will be amortized through the second quarter of 2011.
Restricted Stock
RSA awards entitle employees or directors to receive at the end of each vesting period (generally annual vesting over a three-year period) one share of common stock for each RSA granted, conditioned on continued employment or service as a director throughout each annual vesting period. The fair value of each RSA granted is equal to the market price of the Company’s stock at the date of grant.
The following table summarizes the Company’s restricted stock activity during the years ended December 31, 2008, 2007 and 2006:

	2008		2007		2006
		Weighted		Weighted		Weighted
		average fair		average fair		average fair
	Number	value per	Number	value per	Number	value per
	of Shares	share	of Shares	share	of Shares	share
Nonvested, January 1	437,482	$26.50	599,159	$25.25	730,086	$23.96
Granted	—	—	220,000	27.27	168,379	28.58
Vested	(239,506)	25.59	(362,731)	24.71	(243,362)	23.96
Forfeited	(35,848)	27.83	(18,946)	30.10	(55,944)	24.01

Nonvested, December 31	162,128	$26.52	437,482	$26.50	599,159	$25.25

During the years ended December 31, 2008, 2007 and 2006, the Company recorded compensation expense related to RSA grants totaling $2.8 million, $10.1 million and $5.8 million, respectively. As of December 31, 2008, there was $2.2 million of unamortized stock-based compensation expense related to non-vested RSAs which will be amortized through the first quarter of 2010.

Restricted Stock Units
In addition to stock options and restricted stock awards, beginning in 2008, the Company issued stock-based compensation to employees and members of its Board of Directors in the form of RSUs, which are grants of a contractual right to receive future value delivered in the form of RCN common stock. These awards generally entitle employees or its directors to receive at the end of each vesting period (generally annual vesting over a three-year period) one share of common stock for each RSU granted, conditioned on continued employment or service as a director throughout each annual vesting period. During the year ended December 31, 2008, the Company issued 644,710 RSUs to its employees and 74,521 RSUs to members of its Board of Directors.
The following table summarizes the Company’s RSU activity during the year ended December 31, 2008:

	2008
		Weighted
		average fair
	Number	value per
	of Shares	share
Nonvested, January 1	—	$—
Granted	719,231	11.15
Vested	(16,243)	11.97
Forfeited	(49,065)	11.22

Nonvested, December 31	653,923	$11.13

Compensation expense for RSUs is recognized for the awards that are expected to vest. The expense is based on the fair value of the awards on the date of grant recognized on a straight-line basis over the requisite service period, which is generally a three-year period for employees and one-year period for the Board of Directors. During the year ended December 31, 2008, the Company recorded compensation expense related to RSU grants totaling $2.5 million. As of December 31, 2008, there was $4.3 million of unamortized stock-based compensation expense related to non-vested RSUs which will be amortized through the second quarter of 2011.
On February 12, 2009, the Compensation Committee of the Board of Directors of the Company approved a grant of restricted stock units to each director with such grant to be effective on March 2, 2009. The restricted stock units are scheduled to vest in June, 2009, on the date of the Company’s Annual Meeting of Stockholders. This grant will provide equity based compensation for the six month period, January 2009 through June 2009, and is being made as a transitional grant reflecting a change in the timing of the board’s equity compensation grants. The grant award cycle is being changed from a January grant date to a June grant date so that future grant awards can be coincident with the annual election of directors.
The award is being made on March 2, 2009 rather than in January as in prior years in order to assure that the same methodology was used for the director grant awards as is currently used for employee grant awards. This grant reflects a change in methodology to a value-based approach, as opposed to prior director grants, which were based solely on a fixed number of shares. The grant amount will be determined by dividing (a) half of the 2008 director grant fair value by (b) the 30-day trailing average closing price of RCN’s common stock as of March 2, 2009. In the future, it is anticipated that director grants will be made using a value-based approach and will be made on the same date that grants are made to employees of the Corporation, which is expected to take place promptly after the Annual Meeting of Stockholders.
12. INCOME TAXES
The (benefit)/provision for income taxes on income from continuing operations consists of the following (dollars in thousands):

	Year ended December 31,
	2008	2007	2006
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	7,467

	—	—	7,467
Deferred:
Federal	—	(408)	(1,267)
State	—	(641)	1,412

	—	(1,049)	145

Total	$—	$(1,049)	$7,612

Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes. Temporary differences that give rise to a significant portion of deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows (dollars in thousands):

	2008	2007

Net operating loss carryforwards	$582,388	$552,924
Capital loss carryforward	7,283	7,283
Employee benefit plan	2,667	2,786
Allowance for doubtful accounts	1,541	1,754
Stock-based compensation	16,504	13,087
Unearned revenue	5,123	5,166
Deferred rent	2,037	2,376
Reserve for obsolete inventory	1,153	557
Accruals for non-recurring charges and contract settlements	2,427	5,951
Other, net	2,860	3,071

Subtotal	623,983	594,955
Valuation allowance	(570,222)	(531,314)

Total deferred tax asset	53,761	63,641

Property, plant, and equipment	(53,443)	(54,481)
Intangibles	(36,472)	(31,923)

Total long-term deferred tax liabilities	(89,915)	(86,404)

Net long-term deferred tax liabilities	$(36,154)	$(22,763)

The (benefit)/provision for income taxes on continuing operations varies from the amounts computed by applying the U.S. federal statutory tax rate as a result of the following differences (dollars in thousands):

	Year ended December 31,
	2008	2007	2006

Net loss	$(70,726)	$(152,037)	$(11,856)
Total (benefit) provision for income taxes	—	(1,049)	7,612

Loss before provision for income taxes	$(70,726)	$(153,086)	$(4,244)

Federal income tax benefit at statutory rate	$(24,754)	$(53,580)	$(1,485)
State income taxes, net of federal income tax provision	(4,328)	(8,864)	918
Valuation allowance	28,779	44,927	2,642
Restructuring costs	—	15,282	—
Nondeductible expenses	303	746	359
Reversal of stock-based compensation	—	440	324
Foreign income tax, net of federal income tax provision	—	—	4,854

Total (benefit) provision for income taxes	$—	$(1,049)	$7,612

During 2008, the Company generated federal net operating losses (“NOLs”) of approximately $63.7 million resulting in a deferred tax asset of approximately $22.3 million. During 2007, the Company generated federal NOLs of approximately $185.6 million resulting in a deferred tax asset of approximately $65.0 million. As of December 31, 2008, the Company has federal NOL carryforwards of approximately $1.5 billion. The federal NOLs will expire between 2022 and 2028. Use of the NOLs acquired from NEON and generated prior to the Company’s emergence from bankruptcy are limited under the ownership change rules in the U.S. Internal Revenue Code. These limitations have been applied in determining the federal NOL and the related expiration periods detailed above. The utilization of the expected tax benefit from property and equipment depreciation could also be impacted by the ownership change rules of the U.S. Internal Revenue Code.

The Company’s ability to use these NOLs can be negatively impacted if there is a future “ownership change” as defined in Section 382 of the Internal Revenue Code. In general, this would occur if shareholders that each own 5 percent or more of the Company in the aggregate were to own 50 percentage points more than the lowest amount they owned in the previous three year period. In the event an “ownership change” were to occur, the Company’s ability to utilize these net operating losses could be significantly limited and could cause the Company to pay cash federal income taxes much sooner than currently anticipated.
The net change in the valuation allowance for deferred tax assets during 2008 was an increase of $38.9 million and during 2007 was an increase of $10.6 million. The valuation allowance is primarily related to deferred tax assets due to the uncertainty of realizing the full benefit of the NOL carryforwards. In evaluating the amount of the valuation allowance needed, the Company considers the prior operating results and future plans and expectations. The utilization period of the NOL carryforwards and the turnaround period of other temporary differences are also considered. The determination of the required valuation allowance against net deferred tax assets was made without taking into account the deferred tax liabilities created from the book and tax differences on indefinite-lived assets.
In accordance with SOP 90-7 and the Company’s “fresh start” accounting at the end of 2004, the reversal of the valuation allowance that existed for deferred tax assets existing before “fresh start” will first reduce value in excess of amounts allocable to identifiable assets until exhausted and thereafter, as additional paid-in capital.
The Company’s 2008 provision for income taxes was zero. The Company’s 2007 provision for income taxes was a benefit of $1.0 million, all of which is attributable to changes in the deferred tax liability provided for the Company’s indefinite-lived intangibles.
The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns, including, among others, California, Illinois, New York and Virginia, remain open for tax years 2005 and after. In the fourth quarter of 2007, the IRS commenced an examination of the Company’s 2006 U.S. income tax return. The Company completed the audit in March 2008. No adjustments were required by the Company as a result of this audit.
13. EMPLOYEE BENEFIT PLANS
The Company has a 401(k) savings plan that covers substantially all of its employees. Participants in the savings plan may elect to contribute, on a pretax basis, a certain percentage of their salary to the plan. The Company matches a certain percentage of each participant’s contributions in accordance with the provisions of the 401(k) plan. The expense under the 401(k) plan related to the Company’s matching contribution was $2.7 million, $2.6 million, and $2.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Effective March 2009, the Company has elected to suspend the Company match.
14. COMMITMENTS AND CONTINGENCIES
Rent Expense
Total rental expense (net of sublease income of $1.8 million, $1.2 million, and $2.5 million for the years ended December 31, 2008, 2007 and 2006, respectively) primarily for facilities was $16.9 million, $15.1 million, and $16.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in total expense for the year ended December 31, 2008 as compared to the same period in 2007 is primarily due to additional leases assumed in the NEON acquisition. The decrease in total expense from the year ended December 31, 2006 to the year ended December 31, 2007 is due primarily to exiting two properties in Pennsylvania and terminating the leases on four other properties during the year ended December 31, 2007.

At December 31, 2008, approximate future minimum rental payments under non-cancelable leases, excluding annual pole rental commitments of approximately $9.7 million that are expected to continue indefinitely, are as follows (dollars in thousands):

For the Year Ended	December 31,

2009	$16,461
2010	13,625
2011	11,007
2012	8,893
2013	7,315
Thereafter	17,365
Letters of Credit
The Company had outstanding letters of credit in an aggregate face amount of $43.9 million as of December 31, 2008. These letters of credit utilize approximately 59% of the Company’s $75 million revolving line of credit as collateral.
Guarantees
The Company is a guarantor on four leases for buildings that were used in the former San Francisco, California operations totaling $13.4 million at December 31, 2008.
Self Insurance
The Company is self-insured on its largest employee medical plan, which covers approximately 59% of its employees, and for its casualty insurance coverage (subject to certain limitations). The liabilities are established on an actuarial basis and totaled $5.3 million and $5.0 million at December 31, 2008 and 2007, respectively. The liability is included in accrued expenses and other liabilities on the consolidated balance sheets.
Litigation
City of Chicago Franchise Fee
The Company, like most if not all other cable providers, currently does not pay a franchise fee on the Company’s cable modem Internet access services on the basis that the FCC has determined that such Internet services are not “cable services”, as defined in the Communications Act. The Company’s position has been challenged by the City of Chicago, which has brought suit against RCN-Chicago, as well as AT&T Broadband (now Comcast), the incumbent cable operator in RCN-Chicago’s franchised service area, and the other franchised cable television operator in the City of Chicago (collectively, the “Defendants”). Although the Defendants prevailed in the Cook County Circuit Court, the City of Chicago appealed that decision to the Illinois Appellate Court, which reversed the lower court decision and ruled in favor of the City finding that the franchise agreements are valid contracts under state law and that the agreements are not preempted by federal law (including the Communications Act). The Appellate Court further ruled that the Defendants are in violation of their contractual terms under the franchise agreements by nonpayment of franchise fees on cable modem service since April 2002.
In June 2007, Comcast filed a Petition for Rehearing of that decision, which was denied by the Appellate Court. The three Defendants subsequently filed petitions on September 21, 2007 for leave to appeal to the Illinois Supreme Court. Although the City opposed these petitions, the Illinois Supreme Court granted leave to appeal on November 29, 2007. On November 20, 2008, the Supreme Court of Illinois reversed the judgment of the Appellate Court and affirmed the ruling of the Cook County Circuit Court that such services are not “cable services” and, therefore, not subject to payment of the franchise fee.
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

15. FINANCIAL DATA BY BUSINESS SEGMENT
The Company’s reportable segments consist of (i) the Residential/SMB unit and (ii) the RCN Metro unit. In evaluating the profitability of these segments, the components of net income (loss) below operating income (loss) before depreciation and amortization, stock-based compensation and any exit costs or restructuring charges are not separately evaluated by the Company’s management. Assets are not allocated to segments for management reporting. RCN Metro results below include the results of operations from NEON during the period owned from November 17, 2007 to December 31, 2008. Financial data by business segment is as follows (dollars in thousands):

	For the year ended December 31,
	2008	2007	2006

Net Operating Revenues: (1)
Residential/SMB (1)	$567,931	$546,263	$525,160
RCN Metro (1)	171,312	89,834	60,316

Total	$739,243	$636,097	$585,476

Operating Expenses: (2)
Residential/SMB (2)	$601,831	$630,125	$615,384
RCN Metro (2)	157,536	86,504	62,123

Total	$759,367	$716,629	$677,507

Operating (Loss) Income:
Residential/SMB	$(33,900)	$(83,862)	$(90,224)
RCN Metro	13,776	3,330	(1,807)

Total	$(20,124)	$(80,532)	$(92,031)

Depreciation and Amortization:
Residential/SMB	$167,355	$183,038	$187,025
RCN Metro	31,379	12,201	5,939

Total	$198,734	$195,239	$192,964

Exit Costs and Restructuring Charges:
Residential/SMB	$1,602	$8,089	$6,449
RCN Metro	712	105	253

Total	$2,314	$8,194	$6,702

Capital Expenditures:
Residential/SMB	$112,883	$94,942	$79,834
RCN Metro	30,369	20,568	6,361

Total	$143,252	$115,510	$86,195

(1)	All revenues reported for the individual segments are from external customers.

(2)	Operating expenses include stock-based compensation expense totaling $10.4 million for Residential/SMB and $3.0 million for RCN Metro for the year ended December 31, 2008; $28.2 million for Residential/SMB and $5.0 million for RCN Metro for the year ended December 31, 2007; and $16.5 million for Residential/SMB and $1.7 million for RCN Metro for the year ended December 31, 2006.
16. SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
The table below summarizes our cash payments for interest and income taxes for the years ended December 31, 2008, 2007 and 2006:

Supplemental disclosures of cash flow information	2008	2007	2006
Cash paid during the periods for:
Interest, net of capitalized interest of $0	$51,213	$38,663	$21,477
Income taxes	$0	$0	$7,467
During the year ended December 31, 2006, the Company distributed 172,839 shares of committed capital in settlement of claims totaling approximately $5.6 million and distributed the remaining 625,099 shares as the final distribution of this reserve (see Note 11).
In May 2007, the Company issued 5,328,521 warrants to purchase shares of common stock with an exercise price equal to $25.16 (subject to adjustment) to the former holders of its Second-Lien Notes. Following the adjustments caused by the special cash dividend, the warrants are currently exercisable for approximately 1.50478 shares of common stock (8,018,276 total shares) at a price per share of $16.72 (see Note 11).

17. SELECTED FINANCIAL DATA
Quarterly results of operations for the years ended December 31, 2008 and December 31, 2007 are as follows (dollars in thousands, except per share amounts):

	2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Revenues	$179,815	$184,352	$187,054	$188,022	$739,243
Operating loss	$(12,723)	$(5,119)	$(2,414)	$131	$(20,125)
Net loss	$(26,204)	$(16,651)	$(14,725)	$(13,146)	$(70,726)

Basic and Diluted:
Net loss per share (1)	$(0.71)	$(0.45)	$(0.40)	$(0.36)	$(1.91)

	2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Revenues	$153,337	$159,153	$155,701	$167,906	$636,097
Operating loss	$(20,506)	$(10,229)	$(26,702)	$(23,095)	$(80,532)
Net loss from continuing operations	$(22,439)	$(79,505)	$(34,933)	$(32,765)	$(169,642)
Net income (loss) from discontinued operations	2,047	(260)	(305)	202	1,684
Gain on sale of discontinued operations	15,744	—	45	132	15,921

Net loss	$(4,648)	$(79,765)	$(35,193)	$(32,431)	$(152,037)

Basic and Diluted:
Net loss from continuing operations per share (1)	$(0.62)	$(2.15)	$(0.93)	$(0.89)	$(4.58)
Net income (loss) from discontinued operations per share	0.06	(0.01)	(0.01)	0.01	0.05
Gain on sale of discontinued operations per share	0.43	—	—	—	0.43

Net loss per share	$(0.13)	$(2.16)	$(0.94)	$(0.88)	$(4.11)

(1)	As a result of rounding, the total of the four quarters’ earnings per share does not equal the earnings per share for the year.

SCHEDULE II
RCN CORPORATION
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(DOLLARS IN THOUSANDS)

		Additions
	Balance at	Charged	Charged	Accounts	Balance at
	Beginning of	to Cost and	to Other	Written	End of
Description	Period	Expense	Accounts (2)	Off (1)	Period

Allowance for Doubtful Accounts Receivable
December 31, 2008	$4,298	$16,384	$(334)	$16,578	$3,770
December 31, 2007	$4,205	$10,880	$396	$11,183	$4,298
December 31, 2006	$3,535	$11,039	$1,126	$11,495	$4,205

(1)	– Consists of write-offs, net of recoveries and collection fees in each year.

(2)	– Includes adjustments and additions for acquisitions.

EXHIBITS INDEX
(Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit No.		Description

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

4.2
Warrant Agreement, dated as of May 25, 2007, by and RCN Corporation and HSBC Bank USA, National Association (incorporated by reference to Exhibit 4.1 of RCN’s Current Report on Form 8-K filed on May 25, 2007).

4.3
Registration Rights Agreement, dated as of May 25, 2007, by and among RCN Corporation, and the Holders, as defined therein (incorporated by reference to Exhibit 4.2 of RCN’s Current Report on Form 8-K filed on May 25, 2007).

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

10.4	(**)
First Amendment to Dark Fiber IRU Agreement between Metropolitan Fiber Systems of New York, Inc. and RCN Telecom Services, Inc. dated as of December 5, 2007, amending the May 8, 1997 Dark Fiber IRU Agreement between Metropolitan Fiber Systems of New York, Inc. and RCN Telecom Services, Inc. (incorporated by reference to Exhibit 10.4 of RCN’s Amendment No. 1 to Form 10-K/A filed on March 26, 2008).

10.5	(*)
Second Amendment to Dark Fiber IRU Agreement between Metropolitan Fiber Systems of New York, Inc. and RCN Telecom Services, Inc. dated as of June 18, 2008, amending the May 8, 1997 Dark Fiber IRU Agreement between Metropolitan Fiber Systems of New York, Inc. and RCN Telecom Services, Inc.

10.6	(*)
Third Amendment to Dark Fiber IRU Agreement between Metropolitan Fiber Systems of New York, Inc. and RCN Telecom Services, Inc. dated as of November 18, 2008, amending the May 8, 1997 Dark Fiber IRU Agreement between Metropolitan Fiber Systems of New York, Inc. and RCN Telecom Services, Inc.

10.7
Second Amended and Restated Operating Agreement of RCN-Becocom, LLC made and effective as of June 19, 2002 (incorporated by reference to Exhibit 10.01 of RCN’s Current Report on Form 8-K filed on June 21, 2002).

Exhibit No.		Description

10.8
Management Agreement dated as of June 17, 1997 among RCN Operating Services, Inc. and RCN-Becocom, Inc. (incorporated herein by reference to Exhibit 10.9 to RCN’s Amendment No. 2 to Form 10K/A filed on September 5, 1997 (Commission File No. 0-22825)).

10.9
Construction and Indefeasible Right of Use Agreement dated as of June 17, 1997 between RCN-Becocom, Inc. and RCN-Becocom, LLC (incorporated herein by reference to Exhibit 10.10 to RCN’s Amendment No. 2 to Form 10/A filed on September 5, 1997 (Commission File No. 0-22825)).

10.10
License Agreement dated as of June 17, 1997 between Boston Edison Company and RCN-Becocom, Inc. (incorporated by reference to Exhibit 10.11 to RCN’s Amendment No. 2 to Form 10/A filed on September 5, 1997 (Commission File No. 0-22825)).

10.11
Joint Investment and Non-Competition Agreement dated as of June 17, 1997 among RCN Telecom Services of Massachusetts, Inc., RCN-Becocom, Inc. and RCN-BecoCom, LLC (incorporated by reference to Exhibit 10.12 to RCN’s Amendment No. 2 to Form 10/A filed on September 5, 1997 (Commission File No. 0-22825)).

10.12
Amended and Restated Operating Agreement of Starpower Communications, L.L.C. by and between Pepco Communications, L.L.C. and RCN Telecom Services of Washington, D.C. Inc. dated December 18, 1997 (incorporated by reference to Exhibit 10(m) to RCN’s Annual Report on Form 10-K 405A filed on March 31, 1998 (Commission File No. 0-22825)).

10.13
Form of Second Amended and Restated Agreement for the Provision of Fiber Optic Facilities and Services between Northeast Utilities Service Company, The Connecticut Light & Power Company, Western Massachusetts Electric Company, Public Service Company of New Hampshire, and Neon Optica, Inc. as Successor in Interest to Necom LLC dated as of December 23, 2002 — Phase One (incorporated by reference to Exhibit 10.11 of RCN’s Amendment No. 1 to Form 10-K/A filed on March 26, 2008).

10.14
Form of Second Amended and Restated Agreement for the Provision of Fiber Optic Facilities and Services between Northeast Utilities Service Company, The Connecticut Light & Power Company, Western Massachusetts Electric Company, Public Service Company of New Hampshire, and Neon Optica, Inc. as Successor in Interest to Necom LLC dated as of December 23, 2002 — Phase Two (incorporated by reference to Exhibit 10.4 of RCN’s Amendment No. 1 to Form 10-K/A filed on March 26, 2008).

10.15
Form of Agreement Concerning the Reimbursement of Fees Among The Connecticut Light & Power Company, Western Massachusetts Electric Company, Public Service Company of New Hampshire and Mode 1 Communications, Inc. and Neon Optica, Inc. dated as of November 5, 2004 (incorporated by reference to Exhibit 10.13 of RCN’s Amendment No. 1 to Form 10-K/A filed on March 26, 2008).

10.16	(**)
Master Service Agreement, dated as of September 27, 2007, by and between RCN Telecom Services and Sitel Operating Corporation (incorporated by reference to Exhibit 10.1 of RCN’s Quarterly Report on Form 10-Q filed on November 8, 2007).

10.17
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

10.19
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

10.21
Subsidiary Guaranty, dated as of May 25, 2007, by and among certain subsidiaries of RCN Corporation and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.4 of RCN’s Current Report on Form 8-K filed on May 25, 2007).

Exhibit No.		Description

10.22		RCN Corporation Senior Executive Annual Bonus Plan (incorporated by reference to Exhibit 99.1 of RCN’s Current Report on Form 8-K filed on July 26, 2005).

10.23	+	RCN Corporation 2005 Stock Compensation Plan, as amended (incorporated by reference to Annex A to RCN’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders filed on April 27, 2007).

10.24	+	RCN Amended and Restated Change of Control Severance Plan dated July 3, 2008 (incorporated by reference to Exhibit 10.1 to RCN’s Quarterly Report on Form 10-Q filed on August 7, 2008).

10.25	+	RCN Corporation 2007 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.28 of RCN’s Amended Quarterly Report on Form 10-Q/A filed on May 14, 2007).

10.26	+	Amended Form Non-Qualified Option Agreement (incorporated by reference to Exhibit 10.29 to RCN’s Amendment No. 1 to its Annual Report on Form 10-K filed on April 10, 2006).

10.27	+	Amended Form Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.30 to RCN’s Amendment No. 1 to its Annual Report on Form 10-K filed on April 10, 2006).

10.28	+	Form Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of RCN’s Current Report on Form 8-K filed on January 6, 2006).

10.29	+	Amended Form Executive Restricted Stock Agreement (incorporated by reference to Exhibit 10.20 of RCN’s Annual Report on Form 10-K filed on March 15, 2007).

10.30	+	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of RCN’s Current Report on Form 8-K filed on February 7, 2008).

10.31	+	Form of Deferral Election Form (incorporated by reference to Exhibit 10.2 of RCN’s Current Report on Form 8-K filed on February 7, 2008).

10.32	+	Form of Executive Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.30 of RCN’s Amendment No. 1 to Form 10-K/A filed on March 26, 2008).

10.33	+	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 of RCN’s Quarterly Report on Form 10-Q filed on May 8, 2008).

10.34	+	Form of Restricted Stock Unit Award for Officer — RSU Deferral Election Form (incorporated by reference to Exhibit 10.2 of RCN’s Quarterly Report on Form 10-Q filed on May 8, 2008).

10.35	+
Amended and Restated Employment Agreement, effective as of December 21, 2007, by and between RCN Corporation and Peter D. Aquino (incorporated by reference to Exhibit 10.1 of RCN’s Current Report on Form 8-K filed on December 27, 2007).

10.36	+	Employment Letter by and between RCN Corporation and Michael Sicoli, dated May 12, 2005 (incorporated by reference to Exhibit 99.2 of RCN’s Current Report on Form 8-K filed on May 12, 2005).

10.37	+
Restricted Stock Agreement dated May 25, 2006 by and between RCN Corporation and Michael E. Katzenstein (incorporated by reference to Exhibit 10.1 of RCN’s Current Report on Form 8-K filed on May 31, 2006).

10.38	+
Restricted Stock Agreement dated May 25, 2006 by and between RCN Corporation and Theodore H. Schell (incorporated by reference to Exhibit 10.2 of RCN’s Current Report on Form 8-K filed on May 31, 2006).

10.39	+
Restricted Stock Agreement dated May 25, 2006 by and between RCN Corporation and Benjamin C. Duster, IV (incorporated by reference to Exhibit 10.3 of RCN’s Current Report on Form 8-K filed on May 31, 2006).

Exhibit No.		Description

10.40	+	Restricted Stock Agreement dated May 25, 2006 by and between RCN Corporation and Lee S. Hillman (incorporated by reference to Exhibit 10.4 of RCN’s Current Report on Form 8-K filed on May 31, 2006).

10.41	+	Restricted Stock Agreement dated May 25, 2006 by and between RCN Corporation and Daniel Tseung (incorporated by reference to Exhibit 10.5 of RCN’s Current Report on Form 8-K filed on May 31, 2006).

10.42	+	Restricted Stock Agreement by and between RCN Corporation and Peter D. Aquino (incorporated by reference to Exhibit 10.3 of RCN’s Current Report on Form 8-K filed on June 6, 2006).

10.43	+	Restricted Stock Agreement by and between RCN Corporation and Michael T. Sicoli (incorporated by reference to Exhibit 10.4 of RCN’s Current Report of Form 8-K filed on June 6, 2006).

10.44	+	Employment Letter by and between RCN Corporation and Benjamin R. Preston dated April 5, 2006 (incorporated by reference to Exhibit 99.2 of RCN’s Current Report on Form 8-K filed on April 5, 2006).

10.45	+
Severance Agreement and Release, dated as of February 4, 2008, by and between RCN Corporation and James F. Mooney (incorporated by reference to Exhibit 10.3 of RCN’s Current Report on Form 8-K filed on February 7, 2008).

10.46
Severance Agreement and Release, dated as of November 4, 2008, by and between RCN Corporation and Benjamin Preston (incorporated by reference to Exhibit 10.1 of RCN’s Quarterly Report on Form 10-Q filed on November 4, 2008).

10.47
Stock Purchase Agreement between RCN Corporation and Consolidated Edison, Inc., dated as of December 5, 2005 (incorporated by reference to Exhibit 10.33 to RCN’s Amendment No. 1 to its Annual Report on Form 10-K filed on April 10, 2006).

10.48
Stock Purchase Agreement, dated March 6, 2006, entered into by and among RCN International Holdings, Inc, Teleholding, S.A. de C.V., Mega Cable, S.A. de C.V. and MCM Holding, S.A. de C.V. (incorporated by reference to Exhibit 99.2 of RCN’s Current Report on Form 8-K filed on March 8, 2006).

10.49
Settlement Agreement, dated March 6, 2006, entered into by and among RCN International Holdings, Inc., Teleholding, S.A. de C.V., Mega Cable, S.A. de C.V., MCM Holding, S.A. de C.V. and the Private Shareholders listed therein (incorporated by reference to Exhibit 10.35 to RCN’s Amendment No. 1 to its Annual Report on Form 10-K filed on April 10, 2006).

10.50
Asset Purchase Agreement by and among RCN Telecom Services, Inc., RCN Corporation and Astound Broadband, LLC (incorporated by reference to Exhibit 99.2 of RCN’s Current Report on Form 8-K filed on August 18, 2006).

10.51
Agreement and Plan of Merger, dated as of June 24, 2007, by and among RCN Corporation, Raven Acquisition Corporation, and NEON Communications Group, Inc. (incorporated by reference to Exhibit 2.1 of RCN’s Current Report on Form 8-K filed on June 25, 2007).

10.52	(*)	Form of Director Restricted Stock Unit Agreement dated March 2, 2009.

21.1	(*)	Subsidiaries of Registrant.

23.2	(*)	Consent of Friedman LLP, Independent Registered Public Accounting Firm.

Exhibit No.		Description

31.1	(*)
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