Form 10-Q
period 2009-03-31
RCN CORP /DE/
filed 2009-05-05
CIK 1041858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
Registrant’s telephone number, including area code: (703) 434-8200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The number of shares of the registrant’s common stock, par value of $0.01 per share, outstanding at May 1, 2009 was 36,469,791.

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
Such forward-looking statements are and will be subject to many risks, uncertainties and factors, which may cause RCN’s actual results to be materially different from such forward-looking statements. Factors that could cause RCN’s actual results to differ materially from these forward-looking statements include, but are not limited to, the following:
•	our ability to operate in compliance with the terms of our financing facilities (particularly the financial covenants);
•	our ability to maintain adequate liquidity and produce sufficient cash flow to fund our capital expenditures and debt service;
•	our ability to attract and retain qualified management and other personnel;
•	our ability to maintain current price levels;
•	our ability to acquire new customers and retain existing customers;
•	changes in the competitive environment in which we operate, including the emergence of new competitors;
•	changes in government and regulatory policies;
•	deterioration in and uncertainty relating to economic conditions generally and, in particular, affecting the markets in which we operate;
•	pricing and availability of equipment and programming;
•	our ability to obtain regulatory approvals and our ability to meet the requirements in our license agreements;
•	our ability to complete acquisitions or divestitures and to integrate any business or operation acquired;
•	our ability to enter into strategic alliances or other business relationships;
•	our ability to overcome significant operating losses;
•	our ability to expand our operating margins;
•	our ability to develop products and services and to penetrate existing and new markets;
•	technological developments and changes in the industry; and
•	the risks discussed in Part 1, Item 1A “Business-Risk Factors” in our Annual Report for the 2008 fiscal year, filed on February 24, 2009, or our “Annual Report”.
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
Item 1. Financial Statements
RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended
	March 31,
	2009	2008

Revenues	$189,228	$179,815
Costs and expenses:
Direct expenses	70,281	65,855
Selling, general and administrative (including stock-based compensation of $2,394 and $4,642)	69,060	74,936
Exit costs and restructuring charges, net of recoveries	295	(210)
Depreciation and amortization	48,713	51,957

Operating income (loss)	879	(12,723)

Investment income	262	1,109
Interest expense	(10,978)	(14,468)
Other income (expense), net	205	(122)

Net loss	$(9,632)	$(26,204)

Net loss per share (Basic and Diluted)	$(0.27)	$(0.71)

Weighted average shares outstanding:

Basic and Diluted	36,228,419	36,698,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS

Current Assets:
Cash and cash equivalents	$18,129	$10,778
Short-term investments	52,923	52,906
Accounts receivable, net of allowance for doubtful accounts of $4,336 and $3,770	71,578	72,294
Prepayments and other current assets	15,120	11,446

Total current assets	157,750	147,424

Property, plant and equipment, net of accumulated depreciation of $718,906 and $672,821	697,074	718,026
Goodwill	15,479	15,479
Intangible assets, net of accumulated amortization of $80,199 and $78,567	110,685	112,317
Long-term restricted investments	11,686	15,371
Deferred charges and other assets	16,346	16,843

Total assets	$1,009,020	$1,025,460

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$76,057	$73,029
Accrued expenses and other liabilities	74,810	82,517
Current portion of long-term debt and capital lease obligations	7,356	7,352

Total current liabilities	158,223	162,898

Long-term debt and capital lease obligations, net of current maturities	733,414	735,255
Other long-term liabilities	106,472	110,936

Total liabilities	998,109	1,009,089

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 36,469,791 and 36,631,222 shares issued and outstanding	365	366
Additional paid-in capital	452,408	451,152
Treasury stock, 354,605 and 276,471 shares at cost	(6,041)	(5,702)
Accumulated deficit	(384,051)	(374,419)
Accumulated other comprehensive loss	(51,770)	(55,026)

Total stockholders’ equity	10,911	16,371

Total liabilities and stockholders’ equity	$1,009,020	$1,025,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the three months ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(9,632)	$(26,204)

Adjustments to reconcile net loss to net cash provided by operating activities:

Non-cash stock-based compensation	2,394	4,642
Depreciation and amortization	48,713	51,957
Provision for doubtful accounts	3,635	3,041
Other, net	241	330
Net change in certain assets and liabilities	(15,541)	(6,367)

Net cash provided by operating activities	29,810	27,399

Cash flows from investing activities:
Additions to property, plant and equipment	(22,503)	(34,358)
Increase in short-term investments	(70)	(3,012)
Proceeds from sale of other assets	454	193
Decrease in restricted investments	3,686	7,103

Net cash used in investing activities	(18,433)	(30,074)

Cash flows from financing activities:
Payments of long-term debt, including capital leases	(1,836)	(1,834)
Dividend payments	(641)	(1,295)
Cost of common shares repurchased	(1,549)	(832)
Proceeds from the exercise of stock options	—	58

Net cash used in financing activities	(4,026)	(3,903)

Net increase (decrease) in cash and cash equivalents	7,351	(6,578)
Cash and cash equivalents at beginning of the period	10,778	21,793

Cash and cash equivalents at end of the period	$18,129	$15,215

Supplemental disclosures of cash flow information
During the three months ended March 31, 2009 and 2008, cash paid for interest totaled $10.5 million and $14.1 million, respectively. During the three months ended March 31, 2009 and 2008, the Company acquired approximately $8.0 million and $6.3 million of property, plant and equipment that was accrued but unpaid, which is a noncash investing activity. As of December 31, 2008, the total amount of acquired property, plant and equipment that was accrued but unpaid was $4.1 million.
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
The Company has two principal business segments (i) Residential/SMB and (ii) RCN Metro. There is substantial managerial, network, operational support and product overlap between the Residential and SMB businesses and, as a result, we report these two businesses as one segment. For financial and other information about our segments, refer to Note 13 to our Condensed Consolidated Financial Statements.
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
In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 24, 2009.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
For a more complete discussion of the Company’s accounting policies, refer to our annual financial statements for the preceding fiscal year as filed with the SEC.
Use of Estimates and Assumptions
The preparation of consolidated financial statements in accordance with US GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management periodically assesses the accuracy of these estimates and assumptions. Actual results could differ from those estimates. Estimates are used when accounting for various items, including but not limited to allowances for doubtful accounts; investments; derivative financial instruments; asset impairments; certain acquisition-related liabilities; programming related liabilities; revenue recognition; depreciation and amortization; income taxes; exit and restructuring costs; and legal and other contingencies. Estimates and assumptions are also used when determining the allocation of the purchase price in a business combination to the fair value of assets and liabilities and determining related useful lives.
Revisions and Reclassifications
The Company has changed the classification of short-term securities totaling $30.1 million at December 31, 2008 from cash and cash equivalents to short-term investments to conform to the Company’s policy. While these securities matured during the three months ended March 31, 2009, they had original maturities of greater than three months at the time of purchase.

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, restricted investments, accounts receivable, interest rate swap agreements, and undrawn revolving line of credit commitments.
The Company invests its cash and cash equivalents, and short-term investments in accordance with the terms and conditions of its First-Lien Credit Agreement, which seeks to ensure both liquidity and safety of principal. The Company’s policy limits investments to instruments issued by the U.S. government and commercial institutions with strong investment grade credit ratings, and places restrictions on the length of maturity. The Company monitors the third-party depository institutions that hold its cash and cash equivalents, and short-term investments. As of March 31, 2009, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or non-government guaranteed mortgage backed securities.
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
The Company has potential exposure to credit losses in the event of nonperformance by the counterparties to its revolving line of credit specifically related to undrawn commitments, including amounts utilized as collateral for letters of credit, as well as interest rate swap agreements. The Company anticipates, however that the counterparties will be able to fully satisfy their obligations under these agreements, given that they are very large, highly rated financial institutions who are also key lenders under the Company’s First- Lien Credit Agreement.
Goodwill and Intangible Assets
Goodwill represents the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s indefinite-lived intangible assets consist of certain franchise rights associated with the Residential/SMB segment as well as certain rights-of-way acquired in the NEON transaction. The Company conducted an annual impairment test of goodwill and the indefinite-lived franchise rights and rights-of-way in accordance with SFAS 142 during the fourth quarter of 2008. The Company used an income-based approach and discounted the cash flows attributable to the applicable reporting units to estimate their fair value. Several estimates were incorporated into this analysis, including the operating and capital spending budgets, growth rates and cost of capital and where available, comparative market multiples were used to corroborate discounted cash flow results. The impairment test indicated that the franchise rights, rights-of-way and goodwill were not impaired. While management believes the estimates are reasonable, actual results may differ significantly from these assumptions, which could materially affect the valuation.
The costs of other intangible assets, including trademarks, trade names, customer relationships and software, are amortized over their estimated useful lives. Amortizable intangible assets are tested for impairment based on undiscounted cash flows in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and, if impaired, are written down to fair value based on discounted cash flows. See Note 7 for the ranges of useful lives of the amortizable intangible assets.

Recently Issued Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (“FASB”) issued three related Staff Positions (“FSP”): (i) FSP 157-4 , “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly”, (ii) FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” and (iii) FSP SFAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” each of which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP SFAS 115-2 and SFAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP SFAS 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We are currently evaluating the potential impact of these Staff Positions.
In June 2008, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. EITF 07-5 was effective for the quarter ended March 31, 2009. There was no impact on the consolidated financial position or results of operations as a result of the adoption of this new guidance.
In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142. FSP 142-3 was effective for the quarter ended March 31, 2009. There was no impact on the consolidated financial position or results of operations as a result of the adoption of this new guidance.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 was effective for the quarter ended March 31, 2009 for the Company, and the required disclosures are included in Note 9.
3. COMPREHENSIVE INCOME (LOSS)
The Company has four primary components of comprehensive income (loss): net loss, foreign currency translation adjustments, changes in the fair value of interest rate swaps and unrealized appreciation (depreciation) on investments. The following table reflects the components of comprehensive income (loss) (dollars in thousands):

	Three months ended
	March 31,
	2009	2008

Net loss	$(9,632)	$(26,204)
Foreign currency translation (loss) gain	(42)	8
Increase (decrease) in fair value of interest rate swaps	3,342	(14,984)
Unrealized depreciation on investments	(43)	(5)

Comprehensive loss	$(6,375)	$(41,185)

In connection with the acquisition of NEON Communications Group Inc. (“NEON”) in November 2007, the Company acquired a security deposit designated in a foreign currency. Unrealized translation gains or losses are recorded in Stockholders’ Equity as a component of accumulated other comprehensive income (loss).

4. EXIT COSTS AND RESTRUCTURING CHARGES
Total exit costs and restructuring charges for the three months ended March 31, 2009 and March 31, 2008 were comprised of the following (dollars in thousands):

	Three months ended March 31,
	2009	2008
Exit costs for excess facilities	$2	$(210)
Severance and retention	293	—

Total	$295	$(210)

During the three months ended March 31, 2009, the Company recorded exit costs and restructuring charges of $0.3 million, consisting primarily of employee termination benefits. During the three months ended March 31, 2008, the Company adjusted its estimated sublease income for a leased property in Pennsylvania in the amount of $0.2 million.
The following table presents the activity in the lease fair value and exit cost liability accounts for the months ended March 31, 2009 (dollars in thousands):

	Lease Fair
	Value	Exit Costs	Total
Balance, December 31, 2007	$3,345	$9,737	$13,082
Additional accrued costs	—	485	485
Amortization	(654)	(2,207)	(2,861)
Reversals / Settlements	—	(2,865)	(2,865)

Balance, December 31, 2008	2,691	5,150	7,841
Additional accrued costs	—	2	2
Amortization	(160)	(361)	(521)
Reversals / Settlements	—	134	134

Balance, March 31, 2009	2,531	4,925	7,456
Less current portion	602	1,698	2,300

Long-term portion March 31, 2009	$1,929	$3,227	$5,156

The current portion of these liabilities is included in accrued expenses and other liabilities on the balance sheet and the long-term portion is included in other long-term liabilities.
5. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
Effective January 1, 2008, the Company adopted the provisions of SFAS 157 that relate to our financial assets and financial liabilities. The effect of adopting this standard was not significant. SFAS 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below:
•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities;
•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active;
•	Level 3: Unobservable inputs that are supported by little or no market activity, which require the reporting entity’s judgment or estimation.

The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. The Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis are summarized below (dollars in thousands):

	March 31, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Cash and cash equivalents	$18,129			$18,129
Short-term investments	52,923			52,923

Total financial assets	$71,052	$—	$—	$71,052

Liabilities:
Interest rate swap agreements	$—	$51,128	$—	$51,128
Borrowings under the First-Lien Credit Agreement	—	660,024	—	660,024

Total financial liabilities	$—	$711,152	$—	$711,152

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
The carrying values of accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values due to the short maturity of these financial instruments.
6. PROPERTY, PLANT AND EQUIPMENT
The significant components of property, plant and equipment, as well as average estimated lives, are as follows at March 31, 2009 and December 31, 2008 (dollars in thousands):

		March 31,	December 31,
	Useful Life	2009	2008

Telecommunications plant	5-23 years	$1,047,370	$1,022,514
Indefeasible rights of use	5-15 years	139,516	139,529
Computer equipment	3-5 years	70,311	68,046
Buildings, leasehold improvements and land	0-30 years	88,889	88,832
Furniture, fixtures and vehicles	3-10 years	27,592	27,390
Construction materials and other	5-10 years	42,302	44,536

Total property, plant and equipment		1,415,980	1,390,847
Less: accumulated depreciation		(718,906)	(672,821)

Property, plant and equipment, net		$697,074	$718,026

Depreciation is recorded using the straight-line method over the estimated useful lives of the various classes of depreciable assets. Leasehold improvements are amortized over the lesser of the life of the lease or its estimated useful life. Depreciation expense was $47.1 million and $44.6 million for the three months ended March 31, 2009 and 2008, respectively.

7. INTANGIBLE ASSETS AND GOODWILL
The gross carrying amount and accumulated amortization of intangible assets at March 31, 2009 and December 31, 2008 are as follows (dollars in thousands):

		March 31, 2009		December 31, 2008
		Gross		Gross
		Carrying	Accumulated	Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer relationships	4 -10 years	$88,072	$(68,157)	$88,072	$(67,318)
Trademarks/tradenames	5 years	13,573	(11,632)	13,573	(10,958)
Software	3 years	540	(410)	540	(291)

Subtotal		$102,185	$(80,199)	$102,185	$(78,567)
Indefinite-lived intangible assets:
Franchise Rights	Indefinite	54,842	—	54,842	—
Rights-of-Way	Indefinite	33,857	—	33,857	—

Total intangible assets		$190,884	$(80,199)	$190,884	$(78,567)

Goodwill	Indefinite	$15,479	$—	$15,479	$—

Amortization expense was $1.6 million and $7.3 million for the three months ended March 31, 2009 and 2008, respectively.
8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt at March 31, 2009 and December 31, 2008 consisted of the following (dollars in thousands):

	March 31,	December 31,
	2009	2008

First-Lien Term Loan	$707,892	$709,694
Revolving Line of Credit	30,000	30,000
Capital Leases	2,878	2,913

Total	740,770	742,607
Due within one year	7,356	7,352

Total Long-Term Debt	$733,414	$735,255

The following is a description of the Company’s debt and the significant terms contained in the related agreements.
First-Lien Credit Agreement
The Company’s credit agreement with Deutsche Bank, as Administrative Agent, and certain syndicated lenders (“First-Lien Credit Agreement”) provides for term loans to the Company in the aggregate principal amount of $720 million, and a $75 million revolving line of credit, all of which can be used as collateral for letters of credit. Approximately $44.4 million of the revolving line of credit is currently utilized for outstanding letters of credit relating to our surety bonds, real estate lease obligations, right-of-way obligations, and license and permit obligations. As of March 31, 2009, the Company had $0.6 million of available borrowing capacity under the revolving line of credit. The obligations of the Company under the First-Lien Credit Agreement are guaranteed by all of its operating subsidiaries and are secured by substantially all of the Company’s assets.
The term loan bears interest at the Administrative Agent’s prime lending rate plus an applicable margin or at the Eurodollar rate plus an applicable margin, based on the type of borrowing elected by the Company. The effective rate on outstanding debt at March 31, 2009 and March 31, 2008 was 5.4% and 6.2%, respectively, including the effect of the interest rate swaps discussed in Note 9.
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
These interest rate swap agreements qualify for hedge accounting using the short-cut method because the swap terms match the critical terms of the hedged debt. Based on criteria listed in SFAS 133 pertaining to cash flow derivative instruments that are interest rate swaps, the Company has assessed, on a quarterly basis, that the swap agreements are completely effective. Accordingly, these agreements had no net effect on the Company’s results of operations for the three months ended March 31, 2009 and 2008. The Company uses derivative instruments as risk management tools and not for trading purposes. As of March 31, 2009, the notional amount of these swaps was $338.2 million.
The following table summarizes the Company’s outstanding liability derivative instruments and their effect on the Condensed Consolidated Balance Sheet at March 31, 2009 (dollars in thousands):

Derivatives
designated as
hedging
instruments		Balance Sheet	Fair Value
under SFAS 133	Type of Hedge	Location	of Hedge
Interest rate swap agreements	Cash flow	Other long-term liabilities	$51,128

The effects of liability derivative instruments on RCN’s Consolidated Condensed Statement of Operations for the three months ending March 31, 2009 are as follows (dollars in thousands):

	Gain	Gain or (loss)
Derivatives	recognized in	reclassified from	Gain or (loss)
designated as	OCI on	Accumulated OCI	reclassified from
hedging	Derivatives	into Income	Accumulated OCI into
instruments	(Effective	(Effective Portion)	Income (Ineffective
under SFAS 133	Portion)	(1)	Portion)

Interest rate swap agreements	$3,342	$—	$—

(1)	Gains and losses reclassified from accumulated Other Comprehensive Income (“OCI”) (Effective portion) into income are recorded in interest expense.
10. STOCKHOLDERS’ EQUITY AND STOCK PLANS
Income (Loss) Per Share
Basic earnings per share (“EPS”) is computed by dividing the income available to common stockholders by the average weighted number of shares of common stock outstanding during the period.
The computation of weighted average shares outstanding for the dilutive EPS calculation includes the number of additional shares of common stock that would be outstanding if all dilutive potential common stock equivalents would have been issued. For the three months ended March 31, 2009 and 2008, all potential common stock equivalents would have been antidilutive, so the average weighted common shares for the basic EPS computation is equal to the weighted average common shares used for the diluted EPS computation.
The following table shows the securities outstanding at March 31, 2009 and 2008 that could potentially dilute basic EPS in the future and the number of shares of common stock represented by, or underlying, such securities.

	2009	2008
Options	3,643,487	5,128,105
Warrants	8,018,276	8,018,276
Unvested restricted stock awards	70,731	213,065
Unvested restricted stock units	537,881	681,196

Total	12,270,375	14,040,642

Common Stock and Dividends
At March 31, 2009, warrants to purchase 1.50478 shares of common stock (an aggregate of 8,018,276 shares) at a price per share of $16.72 are outstanding. These warrants expire on June 21, 2012.
Stock Repurchase Program
During 2007, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock pursuant to a stock repurchase program meeting the requirement of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Under this program, the Company repurchased 309,400 shares at a weighted average price of $3.88 per share totaling $1.2 million during the three months ending March 31, 2009. These shares were retired. As of March 31, 2009, approximately $12.4 million remains authorized for repurchases under the stock repurchase program.
Stock-Based Compensation
RCN’s 2005 Stock Compensation Plan (the “Stock Plan”) currently allows for the issuance of up to 8,327,799 shares of the Company’s stock in the form of stock options, restricted stock and restricted stock units to RCN’s directors, officers and employees. As of March 31, 2009, there were 2,090,868 shares available for grant under the Stock Plan.
The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the Company to recognize compensation expense for stock-based compensation issued to or purchased by employees, net of estimated forfeitures, using a fair value method. When estimating forfeitures, the Company considers voluntary termination behavior as well as actual option forfeitures. Any adjustments to the forfeiture rate result in a cumulative adjustment in compensation cost in the period the estimate is revised. Compensation expense is recorded for performance-based stock options, restricted stock awards (“RSAs”), and restricted stock units (“RSUs”) based on the Company’s projected performance relative to the performance goals established by the Board of Directors.

Compensation expense recognized related to restricted stock awards, restricted stock units and stock option awards are summarized in the table below (in thousands of dollars):

	Three months ended
	March 31,
	2009	2008
Restricted stock awards	$595	$931
Restricted stock units	642	207
Stock options	1,157	3,504

Total stock-based compensation expense	$2,394	$4,642

As of March 31, 2009, total unamortized stock-based compensation expense related to stock options, restricted stock, and restricted stock units totaled $9.7 million. The unamortized expense of $9.7 million will be recognized through the second quarter of 2011. The Company expects to recognize approximately $4.6 million for the remainder of 2009, as well as, $4.0 million, and $1.1 million in compensation expense in the years ended December 31, 2010, and 2011, respectively, based on outstanding grants under the Stock Plan as of March 31, 2009.
Stock-based compensation expense decreased $2.2 million, or 48% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to a decrease in the stock option modification expense as discussed below and final vesting of prior stock-based grants.
Stock Options
The following table summarizes the Company’s option activity during the three months ended March 31, 2009 and 2008:

		2009			2008
			Weighted
		Weighted	average	Aggregate		Weighted
		Average	remaining	intrinsic		Average
	Number	Exercise	contractual life	value	Number of	Exercise
	of Shares	Price	(in years)	(in millions)	Shares	Price
Awards Outstanding at January 1	4,057,561	$13.94			3,884,652	$15.49
Granted	—	—			1,331,566	11.22
Exercised	—	—			(4,716)	12.36
Forfeitures	(414,074)	17.39			(83,397)	15.55

Awards Outstanding at March 31	3,643,487	$13.54	4.32	$—	5,128,105	$14.41

Awards Exercisable at March 31	2,422,182	$14.32	3.57	$—	2,646,704	$15.89

There was no intrinsic value in the awards outstanding and the awards exercisable at March 31, 2009. There were no options exercised during the three months ending March 31, 2009. During the three months ended March 31, 2008, the total intrinsic value of stock options exercised was $0.01 million. Cash received from stock options exercised during the three months ended March 31, 2008 was $0.1 million.

The following table summarizes additional information regarding outstanding and exercisable options at March 31, 2009:

	Options Outstanding				Options Exercisable
Exercise price	Number	Remaining
of	outstanding	contractual	Exercise Price		As of	Exercise Price
options	at 3/31/2009	life (years)	per Option		3/31/2009	per Option
$11.22	1,087,763	5.95	$11.22		70,175	$11.22
$12.36	443,870	3.15	$12.36		443,870	$12.36
$13.79	1,088,647	3.15	$13.79		1,088,647	$13.79
$14.29	250,064	3.66	$14.29		250,064	$14.29
$14.39	196,621	5.42	$14.39		66,627	$14.39
$16.63	121,739	3.99	$16.63		121,739	$16.63
$17.42	331,414	4.18	$17.42		296,989	$17.42
$19.78	123,369	4.68	$19.78		84,071	$19.78

$11.22 - $19.78	3,643,487	4.32	$13.54	*	2,422,182	$14.32	*

*	Weighted average exercise price per option.
Unamortized stock-based compensation expense for stock option awards at March 31, 2009 totaled $4.0 million and will be amortized through the second quarter of 2011.
Restricted Stock Awards
The following table summarizes the Company’s RSA activity during the three months ended March 31, 2009 and 2008:

	2009		2008
		Weighted		Weighted
		average		average
	Number	fair value	Number	fair value
	of Shares	per share	of Shares	per share
Nonvested, January 1	162,128	$27.57	437,482	$26.50
Granted	—	—	—	—
Vested	(85,418)	27.10	(205,490)	25.25
Forfeited	(5,979)	27.99	(18,927)	27.01

Nonvested, March 31	70,731	$28.09	213,065	$27.66

Unamortized stock-based compensation expense at March 31, 2009 for restricted stock grants totaled $1.7 million and will be amortized through the first quarter of 2010.
Restricted Stock Units
Beginning in 2008, the Company issued stock-based compensation to employees in the form of RSUs, which are grants of a contractual right to receive future value delivered in the form of RCN common stock.

On February 12, 2009, the Compensation Committee of the Board of Directors of the Company approved a grant of RSUs to each director with such grant to be effective on March 2, 2009. The RSUs are scheduled to vest in June, 2009, on the date of the Company’s Annual Meeting of Stockholders. This grant will provide equity based compensation for the six month period, January 2009 through June 2009, and is being made as a transitional grant reflecting a change in the timing of the board’s equity compensation grants. The grant award cycle is being changed from a January grant date to a June grant date so that future grant awards can be coincident with the annual election of directors.
The award was made on March 2, 2009 rather than in January as in prior years in order to assure that the same methodology was used for the director grant awards as is currently used for employee grant awards. This grant reflects a change in methodology to a value-based approach, as opposed to prior director grants, which were based solely on a fixed number of shares. The grant amount will be determined by dividing (a) half of the 2008 director grant fair value by (b) the 30-day trailing average closing price of RCN’s common stock as of March 2, 2009. In the future, it is anticipated that director grants will be made using a value-based approach and will be made on the same date that grants are made to employees of the Corporation, which is expected to take place promptly after the Company’s Annual Meeting of Stockholders.
The following table summarizes the Company’s RSU activity during the three months ended March 31, 2009 and 2008:

	2009		2008
		Weighted		Weighted
		average		average
	Number	fair value	Number	fair value
	of Shares	per share	of Shares	per share
Nonvested, January 1	653,923	$11.13	—	$—
Granted	87,534	4.13	681,196	11.24
Vested	(153,948)	11.22	—	—
Forfeited	(49,628)	9.74	—	—

Nonvested, March 31	537,881	$10.09	681,196	$11.24

Unamortized stock-based compensation expense for RSU grants at March 31, 2009 totaled $4.0 million and will be amortized through the second quarter of 2011.
11. INCOME TAXES
For the three months ended March 31, 2009 and March 31, 2008, the Company’s provision for income taxes was $0. As of March 31, 2009, the Company’s net deferred tax liability was $36.2 million.
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
With few exceptions, periods ending after December 31, 2004 are subject to U.S., state and local income tax examinations by tax authorities.

12. COMMITMENTS AND CONTINGENCIES
Rent Expense
Total rental expense (net of sublease income of $0.4 million and $0.5 million for the three months ended March 31, 2009 and 2008, respectively) primarily for facilities, was $4.3 million and $4.2 million for the three months ended March 31, 2009 and 2008, respectively.
Letters of Credit
The Company had outstanding letters of credit in an aggregate face amount of $44.4 million as of March 31, 2009. These letters of credit utilize 59% of the Company’s $75 million revolving line of credit as collateral.
Guarantees
The Company is a guarantor on three leases for buildings that were used in the former San Francisco, California operations totaling $12.7 million at March 31, 2009.
Self Insurance
The Company is self-insured on its largest employee medical plan, which covers approximately 58% of its employees, and for its casualty insurance coverage (subject to certain limitations). The liabilities are established on an actuarial basis, with the advice of consulting actuaries, and totaled $4.8 million and $5.3 million at March 31, 2009 and December 31, 2008, respectively. The liability is included in accrued expenses and other liabilities on the condensed consolidated balance sheets.

13. FINANCIAL DATA BY BUSINESS SEGMENT
The Company’s reportable segments consist of (i) the Residential / SMB business units, and (ii) the RCN Metro business unit. In evaluating the profitability of these segments, the components of net income (loss) below operating income (loss) before depreciation and amortization, stock-based compensation and any exit costs or restructuring charges are not separately evaluated by the Company’s management. Assets are not allocated to segments for management reporting. Financial data by business segment is as follows (dollars in thousands):

	For the three months ended March 31,
	2009	2008

Net Operating Revenues: (1)
Residential/SMB (1)	$143,711	$139,247
RCN Metro (1)	45,517	40,568

Total	$189,228	$179,815

Operating Expenses: (2)
Residential/SMB (2)	$147,961	$151,131
RCN Metro (2)	40,388	41,407

Total	$188,349	$192,538

Operating (Loss) Income:
Residential/SMB	$(4,250)	$(11,884)
RCN Metro	5,129	(839)

Total	$879	$(12,723)

Depreciation and Amortization:
Residential/SMB	$39,847	$42,005
RCN Metro	8,866	9,952

Total	$48,713	$51,957

Exit Costs and Restructuring Charges:
Residential/SMB	$395	$(210)
RCN Metro	(100)	—

Total	$295	$(210)

Additions to property, plant and equipment:
Residential/SMB	$14,754	$26,982
RCN Metro	7,749	7,376

Total	$22,503	$34,358

(1)	All revenues reported for the individual segments are from external customers.

(2)	Operating expenses include stock-based compensation expense totaling $1.8 million for Residential/SMB and $0.6 million for RCN Metro for the three months ended March 31, 2009, and $3.6 million for Residential/SMB and $1.0 million for RCN Metro for the three months ended March 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2009 contained in this Quarterly Report on Form 10-Q (the “Report”), and with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC” or the “Commission”) on February 24, 2009.
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
Our RCN and RCN Business Services network passes approximately 1.4 million marketable homes and businesses, and we currently have licenses to provide video services to over 5 million licensed homes and businesses in our footprint. We serve approximately 429,000 residential and SMB customers.
RCN Metro also has numerous points of presence (“POPs”) in other key cities from Richmond, Virginia to Portland, Maine. RCN Metro currently enters approximately 1,300 locations through our own diverse fiber facilities, providing connectivity to private networks, as well as telecommunications carrier meet points, and local exchange central offices owned and operated by other carriers. Our RCN Metro fiber routes now exceed 7,000 route miles, with hundreds of additional commercial buildings on or near our network. We also have nearly 313,000 fiber strand miles, which highlights the fact that many of our metro and intercity rings are fiber-rich.
The Company has two principal business segments (i) Residential/SMB and (ii) RCN Metro. There is substantial managerial, network, operational support and product overlap between the Residential and SMB businesses and, as a result, we report these two businesses as one segment. For financial and other information about our segments, refer to Item 1, Note 13 to our Condensed Consolidated Financial Statements included in this Report and the discussion below. All of the Company’s operations are in the United States. Our Residential/SMB segment generates approximately 76% of our consolidated revenues and the RCN Metro segment generates approximately 24%.
The consolidated financial statements include the accounts of RCN and its consolidated subsidiaries. All intercompany transactions and balances among consolidated entities have been eliminated.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)
(Unaudited)

	For the three months ended
	March 31,
	2009	2008

Revenues	$189,228	$179,815
Costs and expenses:
Direct expenses	70,281	65,855
Selling, general and administrative (including stock-based compensation of $2,394 and $4,642)	69,060	74,936
Exit costs and restructuring charges	295	(210)
Depreciation and amortization	48,713	51,957

Operating income (loss)	879	(12,723)

Investment income	262	1,109
Interest expense	(10,978)	(14,468)
Other income (expense), net	205	(122)

Net loss	$(9,632)	$(26,204)

Consolidated Operating Results
Consolidated Revenues
Consolidated revenue increased $9.4 million, or 5.2%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to increases in the number of customers and the Average Revenue Per Customer (“ARPC”) in the Residential SMB segment, as well as higher transport revenues in the RCN Metro segment.
Consolidated Direct Expenses
Consolidated direct expenses increased $4.4 million, or 6.7%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due primarily to an increase in the average programming cost per subscriber and also due to an increase in the number of video Revenue Generating Units (“RGUs”).
Consolidated Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses (“SG&A”) decreased $5.9 million, or 7.8%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Excluding stock-based compensation, SG&A expense decreased $3.6 million, or 5.2%, primarily reflecting the results of the investments made in 2008 to improve the long-term productivity and effectiveness of field operations, customer care and the marketing and sales functions in the Residential/SMB segment. These reductions were partially offset by increases in bad debt and property tax expense. In addition, SG&A in the RCN Metro segment remained relatively flat compared to the three months ended March 31, 2008 even with 12% revenue growth as a result of synergies associated with the integration of the NEON business acquired in November 2007.
Segment Operating Results
To measure the performance of our operating segments, we use operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges. This measure eliminates the significant level of non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations, as well as non-cash stock-based compensation and other special items such as exit costs and other restructuring charges. We use this measure to evaluate our consolidated operating performance and the performance of our operating segments, and to allocate resources and capital. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use this metric to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”) in the business segment footnote to our consolidated financial statements (see Note 13). You should not consider this measure a substitute for operating income (loss), net income (loss), net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

Residential / SMB Segment Operating Results
(dollars in thousands)

	Residential/Small Business
	For the three months ended March 31,
			Fav(unfav)	Fav(unfav)
	2009	2008	Variance	Var %
Revenue:

Video	$76,688	71,210	5,478	7.7%
Data	36,074	34,786	1,288	3.7%
Voice	27,284	28,968	(1,684)	(5.8%)
Recip Comp/Other	3,665	4,283	(618)	(14.4%)

Total Revenue	143,711	139,247	4,464	3.2%

Direct expenses	53,499	49,764	(3,735)	(7.5%)
Selling, general and administrative (excluding stock-based compensation)	52,411	55,942	3,531	6.3%

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$37,801	$33,541	$4,260	12.7%

Reconciliation to Operating Loss

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$37,801	$33,541
Less: Stock-based compensation	1,809	3,630
Less: Depreciation and amortization	39,847	42,005
Less: Exit costs and restructuring charges	395	(210)

Operating loss	$(4,250)	$(11,884)

Residential / SMB Revenues
Residential/SMB revenue increased $4.5 million, or 3.2%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The increase is primarily due to increases in the average number of customers and ARPC. Customers increased by approximately 8,000, or 1.9%, from March 31, 2008 to March 31, 2009 primarily due to our continued focus on sales and marketing to SMB customers and investments in new and rebuilt homes. Total RGUs grew by approximately 10,000, or 1.1%, from March 31, 2008 to March 31, 2009, driven primarily by overall customer increases, with data RGU growth outpacing video RGU growth. Voice RGUs declined consistent with industry trends. ARPC increased from $109 for the three months ended March 31, 2008 to $110 for the three months ended March 31, 2009, due primarily to growth in average revenue per video RGU and increased high-speed data penetration, partially offset by declines in average revenue per voice and data RGU. The increase in average revenue per video RGU was driven mainly by our annual video rate increase, which mitigates the impact of annual increases in programming costs, as well as increased customer purchases of value added products and services such as our digital set-top, high definition (“HD”) and digital video recorder (“DVR”) boxes, digital programming tier and premium channels. Our digital video penetration rate rose to 91% of video customers at March 31, 2009 from 72% at March 31, 2008 as we completed Project Analog Crush in all of our markets except Lehigh Valley, PA. The decrease in average revenue per voice RGU was due to overall market pricing trends, where voice prices have consistently decreased over the past several years. The slight decrease in average revenue per data RGU was primarily due to an increase in the percentage of data RGUs representing lower-speed data plans, a trend which has continued since RCN introduced these plans in 2007.

Residential / SMB Metrics

	March 31, 2009	March 31, 2008

Video RGUs [1]	366,000	362,000
Data RGUs [1]	306,000	291,000
Voice RGUs [1]	242,000	251,000

Total RGUs [1]	914,000	904,000

Customers [2]	429,000	421,000
ARPC [3]	$110	$109

(1)	RGUs are all video, high-speed data, and voice connections provided to residential households and SMB customers. Dial-up Internet and long distance voice services are not included. Additional telephone lines are each counted as an RGU, but additional room outlets for video service are not counted. For bulk arrangements in residential multiple dwelling units (“MDUs”), including dormitories, the number of RGUs is based on the number of video, high-speed data and voice connections provided and paid for in that MDU. Commercial structures such as hotels and offices are counted as one RGU regardless of how many units are in the structure. Delinquent accounts are generally disconnected and no longer counted as RGUs after a set period of time in accordance with our credit and disconnection policies. RGUs may include customers receiving some services for free or at a reduced rate in connection with promotional offers or bulk arrangements. RGUs provided free of charge under courtesy account arrangements are not counted, but additional services paid for are counted.

(2)	A “Customer” is a residential household or SMB that has at least one paid video, high-speed data or local voice connection. Customers with only Dial-up Internet or long distance voice service are not included. For bulk arrangements in residential MDUs, including dormitories, each unit for which service is provided and separately paid for is counted as a Customer. Commercial structures such as hotels and offices are counted as one Customer regardless of how many units are in the structure. Delinquent accounts are generally disconnected and no longer counted as Customers after a set period of time in accordance with our credit and disconnection policies.

(3)	ARPC is total revenue for a given monthly period (excluding Dial-up Internet, reciprocal compensation and certain commercial revenue) divided by the average number of Customers for the period. This definition of ARPC may not be similar to ARPC measures of other companies.
Residential / SMB Direct Expenses
Direct expenses increased $3.7 million, or 7.5%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Increases in the average programming cost per subscriber and higher average video RGUs resulted in an increase in video direct costs for the three months ended March 31, 2008 totaling $4.1 million. Voice and data network costs, excluding the impact of settlements with providers of our voice and data network services, decreased by $1.4 million primarily due to a reduction in voice RGUs and cost benefits achieved as a result of an ongoing network optimization initiative. Total settlements for the three months ended March 31, 2009 and 2008 were $0.3 million and $1.4 million, respectively.
Residential / SMB Selling, General and Administrative Expenses
SG&A decreased by $5.4 million, or 9.0%, for the three months ended March 31, 2009 as compared to the same period in 2008. Excluding stock-based compensation expense, SG&A decreased $3.5 million, or 6.3%, reflecting decreases in technical and network operations and construction costs, as well as a reduction in sales and marketing expenses partially offset by an increase in bad debt and property tax expenses. The reduction in SG&A reflects the results of the investments made in 2008 to improve the long-term productivity and effectiveness of field operations, customer care and sales and marketing functions.

RCN Metro Optical Networks Operating Results
(dollars in thousands)

	RCN Metro
	For the three months ended March 31,
			Fav(unfav)	Fav(unfav)
	2009	2008	Variance	Var %
Revenue: (1)

Transport Services	$34,909	$30,836	$4,073	13.2%
Data and Internet Services	930	542	388	71.6%
Leased Services	7,920	7,993	(73)	(0.9%)
Installation and other	1,758	1,197	561	46.9%

Total Revenue	45,517	40,568	4,949	12.2%

Direct expenses	16,782	16,091	(691)	(4.3%)
Selling, general and administrative (excluding stock-based compensation)	14,255	14,352	97	0.7%

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$14,480	$10,125	$4,355	43.0%

Reconciliation to Operating Income (Loss)

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$14,480	$10,125
Less: Stock-based compensation	585	1,012
Less: Depreciation and amortization	8,866	9,952
Less: Exit costs and restructuring charges	(100)	—

Operating income (loss)	$5,129	$(839)

(1)	Certain prior period revenue amounts have been reclassified to conform with the current presentation.
RCN Metro Revenues
Revenue increased $4.9 million, or 12.2%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, primarily due to growth in transport services to our carrier and enterprise customers. RCN Metro had approximately 800 customers as of March 31, 2009. The top 20% of these customers have monthly revenue in excess of $10,000 per customer, generating approximately 90% of RCN Metro’s total revenue, and the top 3% of these customers have monthly revenue in excess of $100,000 per customer, representing multiple locations and services purchased per customer, and generating approximately 60% of RCN Metro’s total revenue. From a customer segment perspective, RCN Metro generates approximately one third of its revenue from telecommunications carriers, one quarter each from national wireless providers and financial services enterprise customers, and the remainder from other enterprise customers.
RCN Metro Direct Expenses
Direct expenses increased $0.7 million, or 4.3%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 largely due to added costs associated with the increase in revenue, including co-location costs, leased circuits and franchise payments, partially offset by a reduction in building access fees.
RCN Metro Selling, General and Administrative Expenses
SG&A decreased $0.5 million, or 3.4%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Excluding stock-based compensation, SG&A decreased $0.1 million, or 0.7%, primarily due to a decrease in sales and marketing expenses partially offset by increases in bad debt and property tax expenses. The reduction in overall SG&A expenses despite an overall increase in revenue of $4.9 million reflects synergies associated with the integration of the NEON business acquired in November 2007.
Consolidated Depreciation and Amortization
Depreciation expense increased $2.4 million, or 5.4%, to $47.1 million for the three months ended March 31, 2009 compared to the three months ended 2008. Amortization expense decreased $5.7 million, or 77.7%, to $1.6 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to intangibles that were established as part of Fresh Start accounting which became fully amortized in the later part of 2008.

Consolidated Exit Costs and Restructuring Charges
During the three months ended March 31, 2009, exit costs and restructuring charges totaled $0.3 million, primarily consisting of employee termination benefits associated with plans to reduce operating expenses. During the three months ended March 31, 2008, the Company adjusted its estimated sublease income for a leased property in Pennsylvania in the amount of $0.2 million.
Consolidated Other Income (Expense) Items
Investment Income
Investment income decreased $0.8 million, or 76.4%, to $0.3 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This decrease was primarily due to decreased yields from the Company’s short-term investments partially offset by a slightly higher weighted average cash and short-term investment balance.
Interest Expense
Interest expense decreased by $3.5 million, or 24.1%, to $11.0 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease was due primarily to a reduction in our weighted average interest rate as well as a decrease in our weighted average debt balance.
Outstanding debt at March 31, 2009 was $740.8 million compared to $743.1 million at March 31, 2008. The weighted average interest rate, including the effect of interest rate swaps, for the three months ending March 31, 2009 and March 31, 2008 was 5.5% and 7.3%, respectively.
Other income (expense), net
Other income (expense), net primarily includes penalties and late fees.
Liquidity and Capital Resources
(dollars in thousands)

	March 31, 2009	December 31, 2008

Cash, cash equivalents and short-term investments	$71,052	$63,684
Debt (including current maturities and capital lease obligations)	740,770	742,607
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
Operating Activities
Net cash provided by operating activities was $29.8 million for the three months ended March 31, 2009, which reflects an increase of $2.4 million compared to cash provided by operating activities for the three months ended March 31, 2008. The increase reflects improved earnings from operations and lower interest payments offset by changes in working capital.
During the three months ended March 31, 2009 and 2008, we made cash payments for interest totaling $10.5 million and $14.1 million, respectively. The decrease in interest payments was primarily the result of a decrease in the weighted average interest rate on our debt balance from 7.3% to 5.5% for the three months ended March 31, 2008 and 2009, respectively.
Investing Activities
Net cash used in investing activities was $18.4 million during the three months ended March 31, 2009, primarily reflecting $22.5 million in additions to property, plant and equipment offset by a $3.7 million decrease in restricted investments and $0.5 million in proceeds from the sale of assets. Net cash used in investing activities was $30.1 million during the three months ended March 31, 2008, primarily reflecting $34.4 million in additions to property, plant and equipment and an increase in short-term investments of $3.0 million, offset by a $7.1 million decrease in restricted cash and $0.2 million in proceeds from the sale of assets. The decrease in capital expenditures in the first three months of 2009 as compared to the same period in 2008 was primarily due to the completion of “Project Analog Crush.” Capital expenditures for 2009 are expected to be approximately $120 million, excluding business or customer acquisitions. These capital expenditures will be funded by cash flow from continuing operations as well as cash on hand.

Financing Activities
Net cash used in financing activities was $4.0 million for the three months ended March 31, 2009, primarily consisting of the repayment of long-term debt of $1.8 million, dividend payments totaling $0.6 million, and the purchase of common stock totaling $1.5 million (consisting of $1.2 million in common share repurchases and $0.3 million of treasury shares resulting from the vesting of restricted shares).
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
Description of Outstanding Debt
As of March 31, 2009, our total debt was $740.8 million, including $2.9 million of capital lease obligations. The following is a description of our debt and the significant terms contained in the related agreements.
First-Lien Credit Agreement
The Company’s credit agreement with Deutsche Bank, as Administrative Agent, and certain syndicated lenders (“First-Lien Credit Agreement”) provides for term loans to the Company in the aggregate principal amount of $720 million, and a $75 million revolving line of credit, all of which can be used as collateral for letters of credit. Approximately $44.4 million of the revolving line of credit is currently utilized for outstanding letters of credit relating to our surety bonds, real estate lease obligations, right-of-way obligations, and license and permit obligations. As of March 31, 2009, the Company had $0.6 million of available borrowing capacity under the revolving line of credit. The obligations of the Company under the First-Lien Credit Agreement are guaranteed by all of its operating subsidiaries and are secured by substantially all of the Company’s assets.
The term loan bears interest at the Administrative Agent’s prime lending rate plus an applicable margin or at the Eurodollar rate plus an applicable margin, based on the type of borrowing elected by the Company. The effective rate on outstanding debt at March 31, 2009 and March 31, 2008 was 5.4% and 6.2%, respectively, including the effect of the interest rate swaps discussed in Note 9.
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
Item 4. Controls and Procedures
Conclusions Regarding Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to RCN, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to RCN’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Form 10-K for the year ended December 31, 2008. The risks described in our Form 10-K are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities

			(c) Total Number
			of Shares	(d) Approximate
			Purchased as Part	Dollar Value of
		(b) Average	of Publicly	Shares That May
	(a) Total Number of	Price Paid Per	Announced	Yet Be Repurchased
	Shares Purchased	Share	Program	Under the Program
Prior to 1st Qtr 2009			1,297,400	$13,663,162
1.1.09 – 1.31.09	—	$—	1,297,400	$13,663,162
2.1.09 – 2.28.09	—	$—	1,297,400	$13,663,162
3.1.09 – 3.31.09	309,400	$3.88	1,606,800	$12,462,940

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RCN Corporation

/s/ Michael T. Sicoli
Michael T. Sicoli
Executive Vice President and Chief Financial Officer
Date: May 5, 2009

/s/ Leslie J. Sears
Leslie J. Sears
Senior Vice President and Controller
Date: May 5, 2009

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.