Form 10-Q
period 2009-06-30
RCN CORP /DE/
filed 2009-08-04
CIK 1041858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
Registrant’s telephone number, including area code: (703) 434-8200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The number of shares of the Registrant’s common stock, par value of $0.01 per share, outstanding at July 31, 2009 was approximately 35,816,534.

RCN CORPORATION AND SUBSIDIARIES
FORM 10-Q

Cautionary Statements Regarding Forward-Looking Statements
Certain of the statements contained in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the current views of RCN Corporation (“RCN” or the “Company”) with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, RCN also provides forward-looking statements in other materials RCN releases to the public or files with the Securities and Exchange Commission (“SEC”), as well as oral forward-looking statements. You should consult any further disclosures on related subjects in RCN’s Annual Reports on Form 10-K, Quarterly Reports of Form 10-Q and Current Reports on Form 8-K filed with the SEC.
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
RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008

Revenues	$192,332	$184,352	$381,559	$364,167
Costs and expenses:
Direct expenses	69,291	68,059	139,573	133,915
Selling, general and administrative (including stock-based compensation of $2,117, $4,284, $4,511, and $8,925)	69,643	73,534	138,704	148,469
Exit costs and restructuring charges	7	763	302	553
Depreciation and amortization	50,857	47,115	99,570	99,072

Operating income (loss)	$2,534	$(5,119)	$3,410	$(17,842)

Investment income	53	953	315	2,062
Interest expense	(10,983)	(12,516)	(21,962)	(26,984)
Other (expense) income, net	(241)	31	(36)	(91)

Loss before income taxes	(8,637)	(16,651)	(18,273)	(42,855)
Income tax expense	764	—	764	—

Net loss	$(9,401)	$(16,651)	$(19,037)	$(42,855)

Net loss per share (Basic and Diluted)	$(0.26)	$(0.45)	$(0.53)	$(1.16)

Weighted average shares outstanding:

Basic and Diluted	35,728,226	37,096,778	35,682,610	36,999,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS

Current Assets:
Cash and cash equivalents	$21,821	$10,778
Short-term investments	53,071	52,906
Accounts receivable, net of allowance for doubtful accounts of $6,395 and $3,770	73,091	72,294
Prepayments and other current assets	16,974	11,446

Total current assets	164,957	147,424

Property, plant and equipment, net of accumulated depreciation of $764,681 and $672,821	672,879	718,026
Goodwill	15,479	15,479
Intangible assets, net of accumulated amortization of $81,733 and $78,567	109,151	112,317
Long-term restricted investments	11,698	15,371
Deferred charges and other assets	15,776	16,843

Total assets	$989,940	$1,025,460

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$68,786	$73,029
Accrued expenses and other liabilities	75,767	82,517
Current portion of long-term debt and capital lease obligations	7,360	7,352

Total current liabilities	151,913	162,898

Long-term debt and capital lease obligations, net of current maturities	731,572	735,255
Other long-term liabilities	93,299	110,936

Total liabilities	976,784	1,009,089

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 35,882,353 and 36,631,222 shares issued and outstanding	359	366
Additional paid-in capital	450,668	451,152
Treasury stock, 398,102 and 276,471 shares at cost	(6,309)	(5,702)
Accumulated deficit	(393,456)	(374,419)
Accumulated other comprehensive loss	(38,106)	(55,026)

Total stockholders’ equity	13,156	16,371

Total liabilities and stockholders’ equity	$989,940	$1,025,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(19,037)	$(42,855)

Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash stock-based compensation	4,511	8,925
Depreciation and amortization	99,570	99,072
Provision for doubtful accounts	7,854	7,011
Other, net	620	1,352
Net change in certain assets and liabilities	(27,176)	(13,898)

Net cash provided by operating activities	66,342	59,607

Cash flows from investing activities:
Additions to property, plant and equipment	(49,443)	(66,992)
(Increase) decrease in short-term investments	(116)	31,885
Proceeds from sales of fixed assets	615	468
Proceeds from sale of discontinued operations	—	2,500
Decrease in restricted investments	3,673	7,459

Net cash used in investing activities	(45,271)	(24,680)

Cash flows from financing activities:
Payments of long-term debt, including capital leases	(3,674)	(3,602)
Dividend payments	(641)	(1,422)
Cost of common shares repurchased	(5,713)	(3,639)
Other, net	—	(60)

Net cash used in financing activities	(10,028)	(8,723)

Net increase in cash and cash equivalents	11,043	26,204
Cash and cash equivalents at beginning of the period	10,778	21,793

Cash and cash equivalents at end of the period	$21,821	$47,997

Supplemental disclosures of cash flow information
During the six months ended June 30, 2009 and 2008, cash paid for interest totaled $20.8 million and $26.0 million, respectively. During the six months ended June 30, 2009, the Company acquired approximately $2.1 million of property, plant and equipment that was accrued but unpaid which is a noncash investing activity. During the six months ended June 30, 2008 the Company paid $7.6 million for property, plant and equipment that was previously accrued but unpaid. As of December 31, 2008, the total amount of acquired property, plant and equipment that was accrued but unpaid was $4.1 million.
The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
1. ORGANIZATION AND BASIS OF PRESENTATION
RCN Corporation (“RCN” or the “Company”) is a competitive broadband services provider, delivering all-digital and high-definition video, high-speed internet and premium voice services primarily to Residential and Small and Medium Business (“SMB”) customers under the brand names of RCN and RCN Business Services, respectively. In addition, through our RCN Metro Optical Networks business unit (“RCN Metro”), we deliver fiber-based high-capacity data transport services to large commercial customers, primarily large enterprises and carriers, targeting the metropolitan central business districts in our geographic markets. We operate our own networks, and our primary service areas include: Washington, D.C., Philadelphia, Lehigh Valley (PA), New York City, Boston and Chicago.
The Company has two principal business segments (i) Residential/SMB and (ii) RCN Metro. For financial and other information about our segments, refer to Note 13 to our condensed consolidated financial statements.
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q (the “Report”). As permitted under such rules, certain financial information and footnote disclosures normally required by accounting principles generally accepted in the United States (“US GAAP”) have been condensed or omitted. The condensed consolidated financial statements include the accounts of RCN and its consolidated subsidiaries. All intercompany transactions and balances among consolidated entities have been eliminated.
In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 24, 2009 (the “Annual Report”).
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
For a more complete discussion of the Company’s accounting policies, refer to our audited financial statements and the notes thereto included in the Annual Report.
Use of Estimates and Assumptions
The preparation of condensed consolidated financial statements in accordance with US GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management periodically assesses the accuracy of these estimates and assumptions. Actual results could differ from those estimates. Estimates are used when accounting for various items, including but not limited to allowances for doubtful accounts; investments; derivative financial instruments; asset impairments; certain acquisition-related liabilities; programming-related liabilities; revenue recognition; depreciation and amortization; income taxes; exit and restructuring costs; and legal and other contingencies. Estimates and assumptions are also used when determining the allocation of the purchase price in a business combination to the fair value of assets and liabilities and determining related useful lives.
Revisions and Reclassifications
The Company has changed the classification of short-term securities totaling $30.1 million at December 31, 2008 from cash and cash equivalents to short-term investments to conform to the Company’s policy of classifying securities with original maturities of greater than three months at the time of purchase as short-term investments.
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

Under the terms of applicable franchise agreements, the Company is generally required to pay an amount based on gross video revenues to the local franchising authority. These fees are normally passed through to the Company’s cable subscribers and accordingly, the fees are classified as revenue with the corresponding cost included in operating expenses. Certain other taxes imposed on revenue producing transactions, such as Universal Service Fund fees are also presented as revenue and expense.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, restricted investments, accounts receivable, interest rate swap agreements, and undrawn revolving line of credit commitments.
The Company invests its cash and cash equivalents, and short-term investments in accordance with the terms and conditions of its First-Lien Credit Agreement, which seeks to ensure both liquidity and safety of principal. The Company’s policy limits investments to instruments issued by the U.S. government and commercial institutions with strong investment grade credit ratings, and places restrictions on the length of maturity. The Company monitors the third-party depository institutions that hold its cash and cash equivalents, and short-term investments. As of June 30, 2009, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or non-government guaranteed mortgage backed securities.
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
The Company has potential exposure to credit losses in the event of nonperformance by the counterparties to its revolving line of credit specifically related to undrawn commitments, including amounts utilized as collateral for letters of credit, as well as interest rate swap agreements. The Company anticipates, however that the counterparties will be able to fully satisfy their obligations under these agreements, given that they are very large financial institutions who are also key lenders under the Company’s First-Lien Credit Agreement.
Recently Issued Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (“FASB”) issued three related Staff Positions (“FSP”): (i) FSP SFAS 157-4 , “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly”, (ii) FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” and (iii) FSP SFAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” each of which are effective for interim and annual periods ending after June 15, 2009. FSP SFAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 “Fair Value Measurements”, (“SFAS 157”), in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP SFAS 115-2 and SFAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP SFAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Values of Financial Instruments”, (“SFAS 107”), to require disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. It also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. For all financial instruments within the scope of SFAS 107, reporting entities are required to disclose the fair value of all financial instruments for which it is practicable to estimate that value, the method and significant assumptions used to estimate the fair value and a discussion of changes in methods and significant assumptions during the period. We adopted these FSPs during the second quarter of 2009, which did not have a material impact on our condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted SFAS 165 during the second quarter of 2009. The implementation of this standard did not have a material impact on our condensed consolidated financial statements. The Company has evaluated subsequent events through August 4, 2009, the date of issuance of our condensed consolidated financial statements.
3. COMPREHENSIVE INCOME (LOSS)
The Company has four primary components of comprehensive income (loss): net loss, foreign currency translation adjustments, changes in the fair value of interest rate swaps and unrealized appreciation (depreciation) on investments. The following tables reflect the components of comprehensive income (loss) (dollars in thousands):

	For the three months ended June 30,
	2009	2008

Net loss	$(9,401)	$(16,651)
Foreign currency translation gain	513	10
Increase in fair value of interest rate swaps	13,057	16,398
Unrealized appreciation (depreciation) on investments	94	(128)

Comprehensive income (loss)	$4,263	$(371)

	For the six months ended June 30,
	2009	2008

Net loss	$(19,037)	$(42,855)
Foreign currency translation gain	470	18
Increase in fair value of interest rate swaps	16,399	1,414
Unrealized appreciation (depreciation) on investments	51	(133)

Comprehensive loss	$(2,117)	$(41,556)

4. EXIT COSTS AND RESTRUCTURING CHARGES
Total exit costs and restructuring charges for the three and six months ended June 30, 2009 and June 30, 2008 were comprised of the following (dollars in thousands):

	Three months ended June 30,
	2009	2008
Exit costs for excess facilities	$7	$747
Severance and retention	—	16

Total	$7	$763

	Six months ended June 30,
	2009	2008
Exit costs for excess facilities	$9	$537
Severance and retention	293	16

Total	$302	$553

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
During the six months ended June 30, 2009, the Company recorded exit costs of $0.3 million, consisting primarily of employee termination benefits. During the three and six months ended June 30, 2008, the Company recorded exit costs of $0.8 million and $0.6 million, respectively, primarily from revisions to the amount of estimated cash flows from leased properties in Pennsylvania, Maryland and New York.
The following table presents the activity in the lease fair value and exit cost liability accounts for the six months ended June 30, 2009 (dollars in thousands):

	Lease Fair	Exit Costs and Restructuring
	Value	Charges	Total
Balance, December 31, 2008	2,691	5,713	8,404
Additional accrued costs	—	302	302
Amortization	(319)	(458)	(777)
Reversals / Payments	—	(989)	(989)

Balance, June 30, 2009	2,372	4,568	6,940
Less current portion	580	1,646	2,226

Long-term portion June 30, 2009	$1,792	$2,922	$4,714

The current portion of these liabilities is included in “accrued expenses and other liabilities” on the balance sheet and the long-term portion is included in “other long-term liabilities.” The above activity is included in the condensed consolidated statement of operations in “exit costs and restructuring charges.”
5. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
In accordance with SFAS 157, a fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. SFAS 157 also established a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measure. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.
The Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 were as follows (in thousands):

	June 30, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$21,821	$—	$—	$21,821
Short-term investments	53,071	—	—	53,071
Restricted investments	11,698	—	—	11,698

Total financial assets	$86,590	$—	$—	$86,590

Liabilities:
Interest rate swap agreements	$—	$38,071	$—	$38,071

Total financial liabilities	$—	$38,071	$—	$38,071

For the interest rate swap agreements, fair value is calculated using standard industry models used to calculate the fair value of the various financial instruments based on significant observable market inputs such as swap rates, interest rates, and implied volatilities obtained from the counterparties to the swap agreements.
Pursuant to FSP SFAS 107-1, which requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value, the Company’s borrowings under the First-Lien Credit Agreement have a fair value of $679.6 million as of June 30, 2009. This value was determined based on information provided by the Administrative Agent.
The carrying values of accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values due to the short maturity of these financial instruments.
6. PROPERTY, PLANT AND EQUIPMENT
The significant components of property, plant and equipment, as well as average estimated lives, are as follows at June 30, 2009 and December 31, 2008 (dollars in thousands):

		June 30,	December 31,
	Useful Life	2009	2008

Telecommunications plant	5-22.5 years	$1,062,526	$1,022,514
Indefeasible rights of use	5-15 years	139,585	139,529
Computer software and equipment	3-5 years	71,879	68,046
Buildings, leasehold improvements and land	0-30 years	90,974	88,832
Furniture, fixtures and vehicles	3-10 years	28,064	27,390
Construction materials and other	5-10 years	44,532	44,536

Total property, plant and equipment		1,437,560	1,390,847
Less: accumulated depreciation		(764,681)	(672,821)

Property, plant and equipment, net		$672,879	$718,026

Depreciation is recorded using the straight-line method over the estimated useful lives of the various classes of depreciable property. Leasehold improvements are amortized over the lesser of the life of the lease or its estimated useful life. Depreciation expense was $49.4 million and $96.4 million for the three and six months ended June 30, 2009, respectively and $44.1 million and $88.7 million for the three and six months ended June 30, 2008, respectively. Depreciation expense in the three and six months ending June 30, 2009 includes an adjustment totaling $3.1 million related to equipment that is deemed impaired and which resides with former customers. Included in this adjustment is $1.6 million that relates to periods prior to January 1, 2009. Management believes the impact of this error is immaterial to each of the applicable prior periods.

7. INTANGIBLE ASSETS
Intangible assets consist of the following at June 30, 2009 and December 31, 2008 (dollars in thousands):

		June 30, 2009		December 31, 2008
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer relationships	4 -10 years	$88,072	$(68,997)	$88,072	$(67,318)
Trademarks/tradenames	5 years	13,573	(12,305)	13,573	(10,958)
Software	3 years	540	(431)	540	(291)

Subtotal		$102,185	$(81,733)	$102,185	$(78,567)
Indefinite-lived intangible assets:
Franchise Rights	Indefinite	54,842	—	54,842	—
Rights-of-Way	Indefinite	33,857	—	33,857	—

Total intangible assets		$190,884	$(81,733)	$190,884	$(78,567)

Goodwill	Indefinite	$15,479	$—	$15,479	$—

Amortization expense was $1.5 million and $3.2 million for the three and six months ended June 30, 2009, respectively and $3.0 million and $10.4 million for the three and six months ended June 30, 2008, respectively.
8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt at June 30, 2009 and December 31, 2008 consisted of the following (dollars in thousands):

	June 30,	December 31,
	2009	2008

First-Lien Term Loan	$706,091	$709,694
Revolving Line of Credit	30,000	30,000
Capital Leases	2,841	2,913

Total	738,932	742,607
Due within one year	7,360	7,352

Total Long-Term Debt	$731,572	$735,255

The following is a description of the Company’s debt and the significant terms contained in the related agreements.
First-Lien Credit Agreement
The Company’s credit agreement with Deutsche Bank, as Administrative Agent, and certain syndicated lenders (“First-Lien Credit Agreement”) provides for term loans to the Company in the aggregate principal amount of $720 million, and a $75 million revolving line of credit, all of which can be used as collateral for letters of credit. Approximately $41.7 million of the revolving line of credit is currently utilized for outstanding letters of credit relating to our surety bonds, real estate lease obligations, right-of-way obligations, and license and permit obligations. As of June 30, 2009, the Company had drawn an additional $30 million under the revolving line of credit and had $3.3 million of available borrowing capacity remaining. The obligations of the Company under the First-Lien Credit Agreement are guaranteed by all of its operating subsidiaries and are secured by substantially all of the Company’s assets.
The term loan bears interest at the Administrative Agent’s prime lending rate plus an applicable margin or at the Eurodollar rate plus an applicable margin, based on the type of borrowing elected by the Company. The effective rate on outstanding debt at June 30, 2009 and June 30, 2008 was 5.0% and 6.2%, respectively, including the effect of the interest rate swaps discussed in Note 9.
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
9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
During May 2007, the Company entered into three interest rate swap agreements with an initial notional amount of $345 million to partially mitigate the variability of cash flows due to changes in the Eurodollar rate, specifically related to interest payments on its term loans under the First-Lien Credit Agreement. The interest rate swap agreements have a seven year term with an amortizing notional amount which adjusts down on the dates payments are due on the underlying term loans. Under the terms of the swap agreements, on specified dates, the Company makes payments calculated using a fixed rate of 5.319% and receives payments equal to 3-month LIBOR.
These interest rate swap agreements qualify for hedge accounting because the swap terms match the critical terms of the hedged debt. Based on criteria listed in SFAS 133 pertaining to cash flow derivative instruments that are interest rate swaps, the Company has assessed, on a quarterly basis, that the swap agreements are completely effective. Accordingly, these agreements had no net effect on the Company’s results of operations for the three and six months ended June 30, 2009. The Company uses derivative instruments as risk management tools and not for trading purposes. As of June 30, 2009, the notional amount of these swaps was $337.2 million.
The following table summarizes the Company’s outstanding liability derivative instruments and their effect on the condensed consolidated balance sheet at June 30, 2009 (dollars in thousands):

Derivatives designated
as hedging instruments		Balance Sheet	Fair Value
under SFAS 133	Type of Hedge	Location	of Hedge
Interest rate swap agreements	Cash flow	Other long-term liabilities	$38,071
The effects of liability derivative instruments on our condensed consolidated statement of operations and other comprehensive income (“OCI”) for the three months ending June 30, 2009 are as follows (dollars in thousands):

Gain
	recognized in	Gain or (loss)	Gain or (loss)
	OCI on	reclassified from	reclassified from
Derivatives designated	Derivatives	Accumulated OCI	Accumulated OCI into
as hedging instruments	(Effective	into Income	Income (Ineffective
under SFAS 133	Portion)	(Effective Portion)	Portion)

Interest rate swap agreements	$13,057	$—	$—
The effects of liability derivative instruments on our condensed consolidated statement of operations for the six months ending June 30, 2009 are as follows (dollars in thousands):

Gain
	recognized in	Gain or (loss)	Gain or (loss)
	OCI on	reclassified from	reclassified from
Derivatives designated	Derivatives	Accumulated OCI	Accumulated OCI into
as hedging instruments	(Effective	into Income	Income (Ineffective
under SFAS 133	Portion)	(Effective Portion)	Portion)

Interest rate swap agreements	$16,399	$—	$—

10. STOCKHOLDERS’ EQUITY AND STOCK PLANS
Income (Loss) Per Share
Basic earnings per share (“EPS”) is computed by dividing the income available to common stockholders by the average weighted number of shares of common stock outstanding during the period.
The computation of weighted average shares outstanding for the dilutive EPS calculation includes the number of additional shares of common stock that would be outstanding if all dilutive potential common stock equivalents would have been issued. For the three and six months ended June 30, 2009 and 2008, all potential common stock equivalents would have been antidilutive, so the average weighted common shares for the basic EPS computation is equal to the weighted average common shares used for the diluted EPS computation.
The following table shows the securities outstanding at June 30, 2009 and 2008 that could potentially dilute basic EPS in the future and the number of shares of common stock represented by, or underlying, such securities.

	2009	2008
Options	3,466,755	5,057,814
Warrants	8,018,276	8,018,276
Unvested restricted stock	70,731	198,662
Unvested restricted stock units	377,598	696,219

Total	11,933,360	13,970,971

Common Stock and Dividends
At June 30, 2009, warrants to purchase 1.50478 shares of common stock (an aggregate of 8,018,276 shares) at a price per share of $16.72 are outstanding. These warrants expire on June 21, 2012.
Stock Repurchase Program
During 2007, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. To date, the Company has repurchased approximately 2.4 million shares, of which 754,976 shares were purchased at a weighted average price of $5.13 totaling $3.9 million in the second quarter of 2009. All of these shares were retired. As of June 30, 2009, approximately $8.5 million remains authorized for repurchases under the stock repurchase program.
Stock-Based Compensation
RCN’s 2005 Stock Compensation Plan (the “Stock Plan”) currently allows for the issuance of up to 8,327,799 shares of the Company’s stock in the form of stock options, restricted stock and restricted stock units to RCN’s directors, officers and employees. As of June 30, 2009, there were 2,260,345 shares available for grant under the Stock Plan.
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
Compensation expense recognized related to restricted stock awards, restricted stock units and stock option awards are summarized in the table below (in thousands of dollars):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Restricted stock awards	$453	$597	$1,048	$1,528
Restricted stock units	809	910	1,451	1,117
Stock options	855	2,777	2,012	6,280

Total stock-based compensation expense	$2,117	$4,284	$4,511	$8,925

As of June 30, 2009, total unamortized stock-based compensation expense related to stock options, restricted stock, and restricted stock units totaled $7.9 million. The unamortized expense of $7.9 million will be recognized through the second quarter of 2011. The Company expects to recognize approximately $2.9 million for the remainder of 2009 as well as $3.9 million, and $1.1 million in compensation expense in the years ended December 31, 2010 and 2011, respectively based on outstanding grants under the Stock Plan as of June 30, 2009.
Stock-based compensation expense decreased $2.2 million, or 50.6%, and $4.4 million, or 49.5%, for the three and six months ended June 30, 2009 as compared to the same periods in 2008 primarily due to a decrease in the stock option modification expense related to the Company’s dividend recap in June 2007 and final vesting of prior stock-based grants.
Stock Options
The following table summarizes the Company’s option activity during the six months ended June 30, 2009 and 2008:

		2009			2008
			Weighted
		Weighted	average			Weighted
		Average	remaining	Aggregate		Average
	Number of	Exercise	contractual life	intrinsic value	Number of	Exercise
	Shares	Price	(in years)	(in millions)	Shares	Price
Awards Outstanding at January 1	4,057,561	$13.94			3,884,652	$15.58
Granted	—	—			1,331,566	11.22
Exercised	—	—			(4,716)	12.36
Forfeitures	(590,806)	16.97			(153,688)	14.92

Awards Outstanding at June 30	3,466,755	$13.42	4.10	$—	5,057,814	$14.41
Awards Exercisable at June 30	2,608,390	$13.91	3.61	$—	3,234,457	$15.41

There were no stock options exercised during the three and six months ended June 30, 2009. The following table summarizes additional information regarding outstanding and exercisable options at June 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted	Weighted
		average	average		Weighted
Exercise price	Number	remaining	Exercise		average
of	outstanding	contractual	price per	As of	Exercise price
options	at 6/30/2009	life (years)	option	6/30/2009	per option
$11.22	1,095,946	5.70		360,975
$12.36	439,522	2.90		439,522
$13.79	1,058,214	2.90		1,058,214
$14.29	226,733	3.41		226,733
$14.39	193,985	5.17		109,635
$17.42	329,796	3.93		329,796
$19.78	122,559	4.43		83,515

$11.22 – $19.78	3,466,755	4.10	$13.42	2,608,390	$13.91
During the three and six months ended June 30, 2009, the Company recorded compensation expense related to stock option grants totaling $0.9 million and $2.0 million, respectively. During the three and six months ended June 30, 2008, the Company recorded compensation expense related to stock option grants totaling $2.8 million and $6.3 million, respectively. Unamortized stock-based compensation expense for stock option awards at June 30, 2009 totaled $3.5 million and will be amortized through the second quarter of 2011.

Stock Option Exchange Program
On June 2, 2009, RCN obtained stockholder approval for a stock option exchange program that permits all current employees of RCN, except for the chief executive officer, to exchange outstanding options issued under the 2005 Plan for a lesser number of new options under the 2005 Plan with lower exercise prices. Exchange ratios are designed to result in a fair value of the replacement options to be granted that will be approximately equal to the fair value of the options that are surrendered. This program started on July 16, 2009 and is scheduled to expire on August 12, 2009. The stock option exchange program is being made pursuant to, and is described in more detail in, the Schedule TO filed by RCN with the SEC on July 15, 2009, as amended.
The Program will be accounted for under SFAS 123(R). Under these rules, the exchange of options will be characterized as a modification. Any difference between the fair value of the new options over the fair value of the exchanged options will result in a additional non-cash compensation expense. The actual amount of the compensation expense will depend on participation levels and on the price, volatility, interest rates and other factors on the grant date of the new options. RCN currently does not expect the additional compensation expense, if any, to be material.
Restricted Stock Awards
The following table summarizes the Company’s RSA activity during the six months ended June 30, 2009 and 2008:

	2009		2008
		Weighted		Weighted
		average fair		average
	Number of	value per	Number	fair value
	Shares	share	of Shares	per share
Nonvested, January 1	162,128	$27.57	437,482	$26.50
Granted	—	—	—	—
Vested	(85,418)	27.10	(219,062)	25.16
Forfeited	(5,979)	27.99	(19,758)	27.14

Nonvested, June 30	70,731	$28.09	198,662	$27.92

During the three and six months ended June 30, 2009, the Company recorded compensation expense related to RSA grants totaling $0.5 million and $1.0 million, respectively. During the three and six months ended June 30, 2008, the Company recorded compensation expense related to RSA grants totaling $0.6 million and $1.5 million, respectively. Compensation expense recorded for performance-based restricted stock is based on the Company’s projected performance relative to the Board-established performance goals. Unamortized stock-based compensation expense at June 30, 2009 for RSA grants totaled $1.1 million and will be amortized through the first quarter of 2010.
Restricted Stock Units
Beginning in 2008, the Company issued stock-based compensation to employees in the form of RSUs, which are grants of a contractual right to receive future value delivered in the form of RCN common stock.
On February 12, 2009, the Compensation Committee of the Board of Directors of the Company (“Compensation Committee”) approved a grant of restricted stock units to each director with such grant to be effective on March 2, 2009. On April 6, 2009, the Compensation Committee also made an additional grant to an incoming board member and the Vice Chairman. The restricted stock units vested in June, 2009, on the date of the Company’s Annual Meeting of Stockholders.
The following table summarizes the Company’s RSU activity during the six months ended June 30, 2009:

	2009		2008
		Weighted		Weighted
		average fair		average
	Number of	value per	Number	fair value
	Shares	share	of Shares	per share
Nonvested, January 1	653,923	$11.13	—	$—
Granted	97,953	4.14	700,717	11.26
Vested	(321,486)	9.25	—	—
Forfeited	(52,792)	9.46	(4,498)	11.22

Nonvested, June 30	377,598	$11.23	696,219	$11.26

During the three and six months ended June 30, 2009, the Company recorded compensation expense related to RSU grants totaling $0.8 million and $1.5 million, respectively. During the three and six months ended June 30, 2008, the Company recorded compensation expense related to RSU grants totaling $0.9 million and $1.1 million, respectively. Unamortized stock-based compensation expense for RSU grants at June 30, 2009 totaled $3.3 million and will be amortized through the second quarter of 2011.
11. INCOME TAXES
For the three months and six months ended June 30, 2009, the Company’s provision for income taxes was $0.8 million, all of which is attributable to changes in the deferred tax liability provided for the Company’s indefinite-lived intangibles due to revised effective tax rates. As of June 30, 2009 and December 31, 2008, the Company’s net deferred tax liability was $36.9 million and $36.2 million, respectively. The net deferred tax liability is included in “other long-term liabilities” on the balance sheet.
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
12. COMMITMENTS AND CONTINGENCIES
Rent Expense
Total rental expense (net of sublease income of $0.4 million and $0.5 million for the three months ended June 30, 2009 and 2008, respectively) primarily for facilities, was $4.2 million and $4.3 million for the three months ended June 30, 2009 and 2008, respectively. Total rental expense (net of sublease income of $0.8 million and $0.9 million for the six months ended June 30, 2009 and 2008, respectively) primarily for facilities, was $8.5 million in each of the six month periods ended June 30, 2009 and 2008.
Letters of Credit
The Company had outstanding letters of credit in an aggregate face amount of $41.7 million as of June 30, 2009. These letters of credit utilize 56% of the Company’s $75 million revolving line of credit as collateral.
Guarantees
The Company is a guarantor on three leases for buildings that were used in the former San Francisco, California operations totaling $12.2 million at June 30, 2009.
Self Insurance
The Company is self-insured on its largest employee medical plan, which covers approximately 57% of its employees, and for its casualty insurance coverage (subject to certain limitations). The liabilities are established on an actuarial basis, with the advice of consulting actuaries, and totaled $4.7 million and $5.3 million at June 30, 2009 and December 31, 2008, respectively. The liability is included in “accrued expenses and other liabilities” on the condensed consolidated balance sheets.

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

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008

Net Operating Revenues: (1)
Residential/SMB (1)	$145,149	$141,888	$288,860	$281,135
RCN Metro (1)	47,183	42,464	92,699	83,032

Total	$192,332	$184,352	$381,559	$364,167

Operating Expenses: (2)
Residential/SMB (2)	$149,149	$151,708	$297,111	$302,840
RCN Metro (2)	40,649	37,763	81,038	79,169

Total	$189,798	$189,471	$378,149	$382,009

Operating (Loss) Income:
Residential/SMB	$(4,000)	$(9,820)	$(8,251)	$(21,705)
RCN Metro	6,534	4,701	11,661	3,863

Total	$2,534	$(5,119)	$3,410	$(17,842)

Depreciation and Amortization:
Residential/SMB	$42,343	$41,285	$82,191	$83,290
RCN Metro	8,514	5,830	17,379	15,782

Total	$50,857	$47,115	$99,570	$99,072

Exit Costs and Restructuring Charges:
Residential/SMB	$6	$558	$401	$348
RCN Metro	1	205	(99)	205

Total	$7	$763	$302	$553

Capital Expenditures:
Residential/SMB	$17,096	$26,590	$31,850	$53,572
RCN Metro	9,844	6,044	17,593	13,420

Total	$26,940	$32,634	$49,443	$66,992

(1)	All revenues reported for the individual segments are from external customers.

(2)	Operating expenses include stock-based compensation expense totaling $1.6 million for Residential/SMB and $0.5 million for RCN Metro for the three months ended June 30, 2009, and $3.3 million for Residential/SMB and $1.0 million for RCN Metro for the three months ended June 30, 2008. Operating expenses include stock-based compensation expense totaling $3.4 million for Residential/SMB and $1.1 million for RCN Metro for the six months ended June 30, 2009, and $6.9 million for Residential/SMB and $2.0 million for RCN Metro for the six months ended June 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2009 contained in this Quarterly Report on Form 10-Q (the “Report”), and with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 24, 2009.
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

Our RCN and RCN Business Services network passes approximately 1.4 million marketable homes and businesses, and we currently have licenses to provide video services to over 5 million licensed homes and businesses in our footprint. We serve approximately 430,000 residential and SMB customers.
RCN Metro also has numerous points of presence (“POPs”) in other key cities from Richmond, Virginia to Portland, Maine. RCN Metro currently enters over 1,300 locations through our own diverse fiber facilities, providing connectivity to private networks, as well as telecommunications carrier meet points, and local exchange central offices owned and operated by other carriers. Our RCN Metro fiber routes now exceed 7,000 route miles, with hundreds of additional commercial buildings on or near our network. We also have over 300,000 fiber strand miles, which highlights the fact that many of our metro and intercity rings are fiber-rich.
The Company has two principal business segments (i) Residential/SMB and (ii) RCN Metro. For financial and other information about our segments, refer to Item 1, Note 13 to our condensed consolidated financial statements included in this Report and the discussion below. All of the Company’s operations are in the United States. Our Residential/SMB segment generates approximately 76% of our consolidated revenues and the RCN Metro segment generates approximately 24% for the six months ended June 30, 2009.
The condensed consolidated financial statements include the accounts of RCN and its consolidated subsidiaries. All intercompany transactions and balances among consolidated entities have been eliminated.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008

Revenues	$192,332	$184,352	$381,559	$364,167
Costs and expenses:
Direct expenses	69,291	68,059	139,573	133,915
Selling, general and administrative (including stock-based compensation of $2,117, $4,284, $4,511, and $8,925)	69,643	73,534	138,704	148,469
Exit costs and restructuring charges	7	763	302	553
Depreciation and amortization	50,857	47,115	99,570	99,072

Operating income (loss)	2,534	(5,119)	3,410	(17,842)

Investment income	53	953	315	2,062
Interest expense	(10,983)	(12,516)	(21,962)	(26,984)
Other (expense) income, net	(241)	31	(36)	(91)

Loss before income taxes	(8,637)	(16,651)	(18,273)	(42,855)
Income tax expense	764	—	764	—

Net loss	$(9,401)	$(16,651)	$(19,037)	$(42,855)

Consolidated Operating Results
Consolidated Revenues
Consolidated revenue increased $8.0 million, or 4.3%, and $17.4 million, or 4.8%, for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008, primarily due to increases in the number of customers and the Average Revenue Per Customer (“ARPC”) in the Residential/SMB segment, as well as higher transport revenues in the RCN Metro segment.
Consolidated Direct Expenses
Consolidated direct expenses increased $1.2 million, or 1.8%, and $5.7 million, or 4.2%, for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 due primarily to an increase in the average programming cost per subscriber and also due to an increase in the number of video Revenue Generating Units (“RGUs”) in the Residential/SMB segment as well as added costs associated with the increase in revenue in the RCN Metro segment.
Consolidated Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses (“SG&A”) decreased $3.9 million, or 5.3% and $9.8 million, or 6.6% for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008. Excluding stock-based compensation, SG&A expense decreased $1.7 million, or 2.5% and $5.4 million, or 3.8% for the three and six months ended June 30, 2009 compared to the same periods in 2008, primarily reflecting (i) the results of the investments made in 2008 to improve the long-term productivity and effectiveness of field operations, customer care and the marketing and sales functions in the Residential/SMB segment, which were partially offset by increases in bad debt, property tax and collections costs and (ii) reflecting synergies associated with the integration of the NEON business acquired in November 2007 in the RCN Metro segment.

Segment Operating Results
To measure the performance of our operating segments, we use operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges. This measure eliminates the significant level of non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations, as well as non-cash stock-based compensation and other special items such as exit costs and other restructuring charges. We use this measure to evaluate our consolidated operating performance and the performance of our operating segments, and to allocate resources and capital. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use this metric to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”) in the business segment footnote to our condensed consolidated financial statements (see Note 13). You should not consider this measure a substitute for operating income (loss), net income (loss), net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.
Residential / SMB Segment Operating Results

	Residential/Small Business
	For the three months ended June 30,
			Fav(unfav)
	2009	2008	Variance	Var %
Revenue:

Video	$78,476	$72,496	$5,980	8.2%
Data	35,807	35,784	23	0.1%
Voice	27,404	28,983	(1,579)	(5.4%)
Recip Comp/Other	3,462	4,625	(1,163)	(25.2%)

Total Revenue	145,149	141,888	3,261	2.3%

Direct expenses	52,147	51,474	(673)	(1.3%)
Selling, general and administrative (excluding stock-based compensation)	53,056	55,073	2,017	3.7%

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$39,946	$35,341	$4,605	13.0%

Reconciliation to Operating Loss

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$39,946	$35,341
Less: Stock-based compensation	1,597	3,318
Less: Depreciation and amortization	42,343	41,285
Less: Exit costs and restructuring charges	6	558

Operating loss	$(4,000)	$(9,820)

	Residential/Small Business
	For the six months ended June 30,
			Fav(unfav)
	2009	2008	Variance	Var %
Revenue:

Video	$155,164	$143,706	$11,458	8.0%
Data	71,881	70,570	1,311	1.9%
Voice	54,688	57,951	(3,263)	(5.6%)
Recip Comp/Other	7,127	8,908	(1,781)	(20.0%)

Total Revenue	288,860	281,135	7,725	2.7%

Direct expenses	105,647	101,238	(4,409)	(4.4%)
Selling, general and administrative (excluding stock-based compensation)	105,467	111,015	5,548	5.0%

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$77,746	$68,882	$8,864	12.9%

Reconciliation to Operating Loss

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$77,746	$68,882
Less: Stock-based compensation	3,405	6,949
Less: Depreciation and amortization	82,191	83,290
Less: Exit costs and restructuring charges	401	348

Operating loss	$(8,251)	$(21,705)

Residential / SMB Revenues
Residential/SMB revenue increased $3.3 million, or 2.3%, and $7.7 million, or 2.7%, for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008. The increases are primarily due to an increase in the average revenue per customer (“ARPC”) and the average number of customers. Customers increased by approximately 6,000, or 1.4%, from June 30, 2008 to June 30, 2009 primarily due to increased sales opportunities generated through investments in new and rebuilt homes, and increased focus on sales and marketing to SMB customers. Total RGUs grew by approximately 2,000, or 0.2%, from June 30, 2008 to June 30, 2009, driven primarily by overall customer increases, with data and video RGU growth outpacing voice RGU losses, consistent with trends for highly penetrated landline voice providers. ARPC increased due to growth in average revenue per video RGU and increased high-speed data penetration, partially offset by declines in average revenue per voice and data RGU. The increase in average revenue per video RGU was driven mainly by our annual video rate increase, which partially mitigates the impact of annual increases in programming costs, as well as increased customer purchases of value added products and services such as our digital set-top, high definition (“HD”) and digital video recorder (“DVR”) boxes, digital programming tier and premium channels. The decrease in average revenue per voice RGU was due to overall market pricing trends, where voice prices have consistently decreased over the past several years. The decrease in average revenue per data RGU was primarily due to an increase in the percentage of data RGUs taking lower-speed data plans, which has increased over the past year.

Residential / SMB Metrics	June 30, 2009	June 30, 2008

Video RGUs [1]	368,000	363,000
Data RGUs [1]	307,000	295,000
Voice RGUs [1]	236,000	250,000

Total RGUs [1]	911,000	909,000

Customers [2]	430,000	424,000
ARPC [3]	$111	$110

(1)	RGUs are all video, high-speed data, and voice connections provided to residential households and SMB customers. Dial-up Internet and long distance voice services are not included. Additional telephone lines are each counted as an RGU, but additional room outlets for video service are not counted. For bulk arrangements in residential multiple dwelling units (“MDUs”), including dormitories, the number of RGUs is based on the number of video, high-speed data and voice connections provided and paid for in that MDU. Commercial structures such as hotels and offices are counted as one RGU regardless of how many units are in the structure. Delinquent accounts are generally disconnected and no longer counted as RGUs after a set period of time in accordance with our credit and disconnection policies. RGUs may include customers receiving some services for free or at a reduced rate in connection with promotional offers or bulk arrangements. RGUs provided free of charge under courtesy account arrangements are not counted, but additional services paid for are counted.

(2)	A “Customer” is a residential household or SMB that has at least one paid video, high-speed data or local voice connection. Customers with only dial-up Internet or long distance voice service are not included. For bulk arrangements in residential MDUs, including dormitories, each unit for which service is provided and separately paid for is counted as a Customer. Commercial structures such as hotels and offices are counted as one Customer regardless of how many units are in the structure. Delinquent accounts are generally disconnected and no longer counted as Customers after a set period of time in accordance with our credit and disconnection policies.

(3)	ARPC is total revenue for a given monthly period (excluding dial-up Internet, reciprocal compensation and commercial revenue) divided by the average number of Customers for the period. This definition of ARPC may not be similar to ARPC measures of other companies.
Residential / SMB Direct Expenses
Direct expenses increased $0.7 million, or 1.3%, and $4.4 million, or 4.4%, for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008. Increases in the average programming cost per subscriber and higher average video RGUs resulted in an increase in video direct costs for the three and six months ended June 30, 2009 totaling $1.9 million and $6.0 million, respectively, as compared to the same periods in 2008. Voice and data network costs for the three and six months ending June 30, 2009, excluding the impact of settlements with providers of our voice and data network services, decreased by $0.6 million and $2.1 million, respectively, primarily due to a reduction in voice RGUs. Total settlements for the three and six months ended June 30, 2009 were $0.5 million and $0.8 million, respectively, and for the six months ended June 30, 2008 was $1.4 million. There were no settlements in the three months ended June 30, 2008.
Residential / SMB Selling, General and Administrative Expenses
SG&A decreased by $3.7 million, or 6.4%, and $9.1 million, or 7.7%, for the three and six months ended June 30, 2009 as compared to the same periods in 2008. Excluding stock-based compensation expense, SG&A decreased by $2.0 million, or 3.7%, and $5.5 million, or 5.0%, for the three and six months ended June 30, 2009 as compared to the same periods in 2008 reflecting decreases in technical and network operations costs, sales and marketing costs, as well as IT and facilities costs, partially offset by an increase in bad debt, property taxes, legal and collections costs. The reduction in SG&A reflects the results of the investments made in 2008 to improve the long-term productivity and effectiveness of field operations, customer care and sales and marketing functions.

RCN Metro Optical Networks Operating Results

	RCN Metro
	For the three months ended June 30,
			Fav(unfav)
	2009	2008	Variance	Var %
Revenue:

Transport Services	$36,049	$32,739	$3,310	10.1%
Data and Internet Services	1,143	561	582	103.7%
Colocation	2,905	2,805	100	3.6%
Leased Services	5,171	5,016	155	3.1%
Installation and other	1,915	1,343	572	42.6%

Total Revenue	47,183	42,464	4,719	11.1%

Direct expenses	17,144	16,585	(559)	(3.4%)
Selling, general and administrative (excluding stock-based compensation)	14,470	14,178	(292)	(2.1%)

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$15,569	$11,701	$3,868	33.1%

Reconciliation to Operating Loss

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$15,569	$11,701
Less: Stock-based compensation	520	965
Less: Depreciation and amortization	8,514	5,830
Less: Exit costs and restructuring charges	1	205

Operating income	$6,534	$4,701

	RCN Metro
	For the six months ended June 30,
			Fav(unfav)
	2009	2008	Variance	Var %
Revenue:

Transport Services	$70,958	$63,574	$7,384	11.6%
Data and Internet Services	2,073	1,103	970	87.9%
Colocation	5,819	6,144	(325)	(5.3%)
Leased Services	10,177	9,670	507	5.2%
Installation and other	3,672	2,541	1,131	44.5%

Total Revenue	92,699	83,032	9,667	11.6%

Direct expenses	33,926	32,676	(1,250)	(3.8%)
Selling, general and administrative (excluding stock-based compensation)	28,726	28,530	(196)	(0.7%)

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$30,047	$21,826	$8,221	37.7%

Reconciliation to Operating Loss

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$30,047	$21,826
Less: Stock-based compensation	1,106	1,976
Less: Depreciation and amortization	17,379	15,782
Less: Exit costs and restructuring charges	(99)	205

Operating income	$11,661	$3,863

RCN Metro Revenues
Revenue increased $4.7 million, or 11.1%, and $9.7 million, or 11.6%, for the three and six months ended June 30, 2009 as compared to the same periods in 2008, primarily due to growth in transport services to our carrier and enterprise customers. RCN Metro had approximately 800 customers as of June 30, 2009. The top 20% of these customers have monthly revenue in excess of $10,000 per customer, generating approximately 90% of RCN Metro’s total revenue, and the top 3% of these customers have monthly revenue in excess of $100,000 per customer, representing multiple locations and services purchased per customer, and generating approximately 60% of RCN Metro’s total revenue. From a customer segment perspective, RCN Metro generates approximately 30% of its revenue each from telecommunications carriers, national wireless providers and financial services enterprise customers, and the remainder from other enterprise customers.
RCN Metro Direct Expenses
Direct expenses increased $0.6 million, or 3.4%, and $1.3 million, or 3.8%, for the three and six months ended June 30, 2009 as compared to the same periods in 2008, largely due to added costs associated with the increase in revenue, including co-location costs, leased circuits and franchise payments, partially offset by a reduction in building access and rights of way fees.
RCN Metro Selling, General and Administrative Expenses
SG&A decreased $0.2 million, or 1.0%, and $0.7 million, or 2.2%, for the three and six months ended June 30, 2009 as compared to the same periods in 2008. Excluding stock-based compensation, SG&A increased $0.3 million, or 2.1%, and $0.2 million, or 0.7%, for the three and six months ended June 30, 2009, primarily due to increases in property tax and legal expenses partially offset by a decrease in sales and marketing expenses. The slight increase in overall SG&A expenses despite a significant increase in revenue of $4.7 million and $9.7 million during the three and six months ending June 30, 2009, reflects the high operating leverage of our primarily on-net model, as well as synergies associated with the integration of the NEON.
Consolidated Depreciation and Amortization
Depreciation expense increased $5.3 million, or 11.9%, to $49.4 million for the three months ended June 30, 2009 and increased $7.7 million, or 8.7%, to $96.4 million for the six months ended June 30, 2009 as compared to the same periods in 2008. Depreciation expense in the three and six months ended June 30, 2009 includes an adjustment totaling $3.1 million related to equipment that is deemed impaired and which resides with former customers. Included in this adjustment is $1.6 million that relates to periods prior to January 1, 2009. Management believes the impact of this error is immaterial to each of the applicable prior periods.
Amortization expense decreased $1.5 million, or 49.8%, to $1.5 million for the three months ended June 30, 2009 and decreased $7.2 million, or 69.5%, to $3.2 million for the six months ended June 30, 2009 as compared to the same periods in 2008. During the three months ended June 30, 2008, amortization expense includes an adjustment totaling $3.8 million as a result of an increase made to the estimated useful life of NEON’s customer lists from three to ten years as part of the valuation of intangibles performed in connection with the acquisition of NEON. Amortization expense in the three and six months ended June 30, 2009 also reflects a decline from the same periods in 2008 due to intangibles becoming fully amortized in the second half of 2008.
Consolidated Exit Costs and Restructuring Charges
During the six months ended June 30, 2009, we recorded exit costs and restructuring charges of $0.3 million, primarily from employee termination benefits.
During the three and six months ended June 30, 2008, we recorded exit costs of $0.8 million and $0.6 million, respectively primarily from revisions to the amount of estimated cash flows from leased properties in Pennsylvania, Maryland and New York.

Consolidated Other Income (Expense) Items
Investment Income
Investment income decreased $0.9 million, or 95%, to $0.1 million and decreased $1.7 million, or 85%, to $0.3 million for the three and six months ended June 30, 2009 compared to the same periods in 2008. The decrease was due to lower yields from the Company’s short-term investments due to decreases in short-term market rates.
Interest Expense
Interest expense decreased by $1.5 million, or 12.2%, to $11.0 million and decreased $5.0 million, or 18.6%, to $22.0 million for the three and six months ended June 30, 2009 compared to the same periods in 2008. The decrease was primarily due to the decrease in LIBOR.
Outstanding debt at June 30, 2009 was $738.9 million compared to $740.8 million at March 31, 2009 and $741.3 million at June 30, 2008. The weighted average interest rate, including the effect of interest rate swaps, for the three months ended June 30, 2009 and June 30, 2008 was 5.4% and 6.2%, respectively. The weighted average interest rate, including the effect of interest rate swaps, for the six months ending June 30, 2009 and June 30, 2008 was 5.4% and 6.8%, respectively.
Other income (expense), net
Other income (expense), net consists mainly of translation gains and losses on a security deposit designated in a foreign currency (see Note 3) and gains and losses on sale of assets, primarily consisting of customer premise equipment.
Liquidity and Capital Resources

	June 30,	December 31,
	2009	2008

Cash, cash equivalents and short-term investments	$74,892	$63,684
Debt (including current maturities and capital lease obligations)	738,932	742,607
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
Operating Activities
Net cash provided by operating activities was $66.3 million for the six months ended June 30, 2009, which reflects an increase of $6.7 million over cash provided by operating activities for the six months ended June 30, 2008. The increase reflects improved earnings from operations and lower interest payments offset by changes in working capital.
During the six months ended June 30, 2009 and 2008, we made cash payments for interest totaling $20.8 million and $26.0 million, respectively. The decrease in interest payments was primarily the result of a decrease in the weighted average interest rate on our debt balance from 6.2% to 5.4% for the six months ended June 30, 2008 and 2009, respectively.
Investing Activities
Net cash used in investing activities was $45.3 million in the six months ended June 30, 2009, primarily due to $49.4 million in additions to property, plant and equipment offset by a $3.7 million decrease in restricted investments and $0.6 million in proceeds from the sale of assets. Net cash used in investing activities was $24.7 million in the six months ended June 30, 2008, primarily due to $67.0 million in additions to property, plant and equipment offset by $3.0 million in proceeds from the sale of assets related to our discontinued California operations and other assets, a $31.9 million decrease in short-term investments and a $7.5 million decrease in restricted investments. The decrease in additions to property, plant and equipment in the first six months of 2009 as compared to the same period in 2008 was primarily due to the completion of “Project Analog Crush.” Capital expenditures for 2009 are expected to be approximately $125 million, excluding business or customer acquisitions, which we expect to fund with cash flow from continuing operations as well as cash on hand.

Financing Activities
Net cash used in financing activities was $10.0 million for the six months ended June 30, 2009, consisting of the purchase of common stock of $5.7 million (consisting of $5.1 million in common share repurchases and $0.6 million of treasury shares resulting from the vesting of restricted shares), the repayment of long-term debt of $3.7 million, and dividend payments of $0.6 million. Net cash used in financing activities was $8.7 million for the six months ended June 30, 2008, consisting of the repayment of long-term debt of $3.6 million, dividend payments of $1.4 million, and the purchase of common stock of $3.6 million (consisting of $2.7 million in common share repurchases and $0.9 million of treasury shares resulting from the vesting of restricted shares.)
Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Description of Outstanding Debt
As of June 30, 2009, our total debt was approximately $738.9 million, including $2.8 million of capital leases. The following is a description of our debt and the significant terms contained in the related agreements.
First-Lien Credit Agreement
The Company’s credit agreement with Deutsche Bank, as Administrative Agent, and certain syndicated lenders (“First-Lien Credit Agreement”) provides for term loans to the Company in the aggregate principal amount of $720 million, and a $75 million revolving line of credit, all of which can be used as collateral for letters of credit. Approximately $41.7 million of the revolving line of credit is currently utilized for outstanding letters of credit relating to our surety bonds, real estate lease obligations, right-of-way obligations, and license and permit obligations. As of June 30, 2009, the Company had drawn an additional $30 million under the revolving line of credit and had $3.3 million of available borrowing capacity remaining. The obligations of the Company under the First-Lien Credit Agreement are guaranteed by all of its operating subsidiaries and are secured by substantially all of the Company’s assets.
The term loan bears interest at the Administrative Agent’s prime lending rate plus an applicable margin or at the Eurodollar rate plus an applicable margin, based on the type of borrowing elected by the Company. The effective rate on outstanding debt at June 30, 2009 and June 30, 2008 was 5.0% and 6.2%, respectively, including the effect of the interest rate swaps.
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
Recently Issued Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (“FASB”) issued three related Staff Positions (“FSP”): (i) FSP SFAS 157-4 , “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly”, (ii) FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” and (iii) FSP SFAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” each of which are effective for interim and annual periods ending after June 15, 2009. FSP SFAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 “Fair Value Measurements”, (“SFAS 157”), in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP SFAS 115-2 and SFAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Values of Financial Instruments”, (“SFAS 107”), to require disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. It also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. For all financial instruments within the scope of SFAS 107, reporting entities are required to disclose the fair value of all financial instruments for which it is practicable to estimate that value, the method and significant assumptions used to estimate the fair value and a discussion of changes in methods and significant assumptions during the period. We adopted these FSPs during the second quarter of 2009 which did not have a material impact on our condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted SFAS 165 during the second quarter of 2009. The implementation of this standard did not have a material impact on our condensed consolidated financial statements.
Critical Accounting Judgments and Estimates
The preparation of condensed consolidated financial statements in accordance with US GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management periodically assesses the accuracy of these estimates and assumptions. Actual results could differ from those estimates. Estimates are used when accounting for various items, including but not limited to allowances for doubtful accounts; investments; derivative financial instruments; asset impairments; certain acquisition-related liabilities; programming-related liabilities; revenue recognition; depreciation and amortization; income taxes; exit and restructuring costs; and legal and other contingencies. Estimates and assumptions are also used when determining the allocation of the purchase price in a business combination to the fair value of assets and liabilities and determining related useful lives.
Inflation
Historically, the Company’s results of operations and financial condition have not been significantly affected by inflation. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

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

PART II — OTHER INFORMATION

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities

			Total Number
			of Shares	Approximate
			Purchased as Part	Dollar Value of
		Average	of Publicly	Shares That May
	Total Number of	Price Paid Per	Announced	Yet Be Repurchased
	Shares Purchased	Share	Program (1)	Under the Program (2)
Prior to 2nd Qtr 2009			1,606,800	$12,462,940
4.1.09 – 4.30.09	—	$—	1,606,800	$12,462,940
5.1.09 – 5.31.09	631,800	$4.97	2,238,600	$9,322,704
6.1.09 – 6.30.09	123,176	$5.96	2,361,776	$8,588,602

(1)	Our repurchase plan was established in 2007 and authorizes the repurchase of up to $25 million of our shares of common stock. The repurchase plan does not have a specified expiration date.
(2)	The approximate dollar value of shares that may yet be purchased under the program shown in the schedule above does not include commissions paid.

Item 4.	Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Stockholders of the Company held on June 2, 2009, the stockholders elected six directors to serve until the 2010 Annual Meeting of Stockholders. In addition, the stockholders approved an amendment to our 2005 Stock Compensation Plan to allow for a one-time stock option exchange program (such amendment and exchange program being hereinafter referred to as the “Exchange Program”).
The table below shows the results of the shareholders’ voting:

Name of Director	Votes in Favor	Votes Withheld
Peter D. Aquino	33,362,722	75,935
José A. Cecin, Jr.	30,682,445	2,756,212
Benjamin C. Duster, IV	31,448,787	1,989,870
Lee S. Hillman	31,652,623	1,786,034
Charles E. Levine	31,928,469	1,510,188
Daniel Tseung	31,928,037	1,510,620
Ratification of the Exchange Program:

Votes in Favor	Votes Against	Abstentions	Broker Non-Votes
19,375,304	11,912,925	1,410	2,149,018

Item 5.	Other Information
Digital Set-Top Box Regulation
FCC regulations impose an “integration ban” requiring new set-top boxes distributed to cable subscribers after July 1, 2007 to incorporate separate security and navigation functions. In July 2007, the FCC granted RCN a one-year waiver of these rules for the most basic digital set-top box that it provides to its customers on the grounds that, among other things, RCN’s cost of the new compliant boxes would increase significantly compared to RCN’s cost for an integrated set-top box and would therefore present a financial hardship for RCN. The FCC has twice subsequently extended that waiver on similar grounds and it will now expire on December 31, 2009. As a result of the most recent extension, RCN intends to accelerate the remaining deployment of its “analog crush” project in Lehigh Valley, PA during the second half of 2009, with the goal of migrating as many customers as possible by December 31, 2009.

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
Date: August 4, 2009

/s/ Michael T. Sicoli Michael T. Sicoli
Executive Vice President and Chief Financial Officer
Date: August 4, 2009

/s/ Leslie J. Sears Leslie J. Sears
Senior Vice President and Controller
Date: August 4, 2009

EXHIBIT INDEX

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