Form 10-Q
period 2009-09-30
RCN CORP /DE/
filed 2009-11-03
CIK 1041858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The number of shares of the Registrant’s common stock, par value of $0.01 per share, outstanding at October 30, 2009 was approximately 35,731,837.

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
RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$191,921	$187,054	$573,480	$551,221
Costs and expenses:
Direct expenses	66,653	64,597	206,226	198,511
Selling, general and administrative (including stock-based compensation of $2,097, $2,616, $6,608, and $11,541)	70,936	74,690	209,640	223,159
Exit costs and restructuring charges	257	848	559	1,401
Depreciation and amortization	49,386	49,551	148,657	148,716

Operating income (loss)	$4,689	$(2,632)	$8,398	$(20,566)

Investment income	43	466	358	2,528
Interest expense	(10,363)	(12,560)	(32,324)	(39,545)
Other expense, net	(37)	1	(373)	2

Loss before income taxes	(5,668)	(14,725)	(23,941)	(57,581)
Income tax expense	—	—	764	—

Net loss	$(5,668)	$(14,725)	$(24,705)	$(57,581)

Net loss per share (Basic and Diluted)	$(0.16)	$(0.40)	$(0.69)	$(1.55)

Weighted average shares outstanding:

Basic and Diluted	35,355,512	36,968,057	35,638,014	37,056,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS

Current Assets:
Cash and cash equivalents	$37,633	$10,778
Short-term investments	45,890	52,906
Accounts receivable, net of allowance for doubtful accounts of $6,988 and $3,770	75,495	72,294
Prepayments and other current assets	17,609	11,446

Total current assets	176,627	147,424

Property, plant and equipment, net of accumulated depreciation of $811,087 and $672,821	660,895	718,026
Goodwill	15,479	15,479
Intangible assets, net of accumulated amortization of $83,266 and $78,567	107,618	112,317
Long-term restricted investments	11,663	15,371
Deferred charges and other assets	15,217	16,843

Total assets	$987,499	$1,025,460

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$68,925	$73,029
Accrued expenses and other liabilities	79,831	82,517
Current portion of long-term debt and capital lease obligations	7,364	7,352

Total current liabilities	156,120	162,898

Long-term debt and capital lease obligations, net of current maturities	729,730	735,255
Other long-term liabilities	96,633	110,936

Total liabilities	982,483	1,009,089

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 35,798,124 and 36,631,222 shares issued and outstanding	358	366
Additional paid-in capital	452,155	451,152
Treasury stock, 398,102 and 276,471 shares at cost	(6,309)	(5,702)
Accumulated deficit	(399,124)	(374,419)
Accumulated other comprehensive loss	(42,064)	(55,026)

Total stockholders’ equity	5,016	16,371

Total liabilities and stockholders’ equity	$987,499	$1,025,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(24,705)	(57,581)

Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash stock-based compensation	6,608	11,541
Depreciation and amortization	148,657	148,716
Other, net	2,359	1,399
Net change in certain assets and liabilities	(17,607)	(2,159)

Net cash provided by operating activities	115,312	101,916

Cash flows from investing activities:
Additions to property, plant and equipment	(87,549)	(111,888)
Decrease in short-term investments	7,098	7,696
Proceeds from sales of fixed assets	754	1,393
Proceeds from sale of discontinued operations	—	2,500
Decrease in restricted investments	3,708	7,441

Net cash used in investing activities	(75,989)	(92,858)

Cash flows from financing activities:
Payments of long-term debt, including capital leases	(5,513)	(5,495)
Dividend payments	(641)	(1,422)
Cost of common shares repurchased	(6,298)	(3,699)
Other, net	(16)	341

Net cash used in financing activities	(12,468)	(10,275)

Net increase (decrease) in cash and cash equivalents	26,855	(1,217)
Cash and cash equivalents at beginning of the period	10,778	21,793

Cash and cash equivalents at end of the period	$37,633	$20,576

Supplemental disclosures of cash flow information
During the nine months ended September 30, 2009 and 2008, cash paid for interest totaled $30.6 million and $38.1 million, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION
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
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. As permitted under such rules, certain financial information and footnote disclosures normally required by accounting principles generally accepted in the United States (“US GAAP”) have been condensed or omitted. The condensed consolidated financial statements include the accounts of RCN and its consolidated subsidiaries. All intercompany transactions and balances among consolidated entities have been eliminated.
In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 24, 2009 (the “Annual Report”).
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
During 2009, the Company reclassified amounts for gain/loss on disposal of assets into operating loss. As a result, depreciation expense and other, net changed by $0.2 million and $0.3 million, respectively, for the three and nine months ended September 30, 2008.
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
The Company invests its cash and cash equivalents, and short-term investments in accordance with the terms and conditions of its First-Lien Credit Agreement, which seeks to ensure both liquidity and safety of principal. The Company’s policy limits investments to instruments issued by the U.S. government and commercial institutions with strong investment grade credit ratings, and places restrictions on the length of maturity. The Company monitors the third-party depository institutions that hold its cash and cash equivalents, and short-term investments. As of September 30, 2009, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or non-government guaranteed mortgage-backed securities.
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
Recently Issued Accounting Pronouncements
Accounting Standards Codification
In the second quarter of 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative US GAAP. The Codification was not intended to modify or alter prior authoritative guidance and only affected how specific references to US GAAP literature are disclosed in the notes to the condensed consolidated financial statements.
Fair Value Measurements
In the second quarter of 2009, the Company adopted a new accounting standard included in FASB Accounting Standards Codification (“ASC”) Topic 820 Fair Value Measurements and Disclosure (“ASC Topic 820”) that provides guidance on how to determine the fair value of assets and liabilities in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. The adoption did not have a material impact on our condensed consolidated financial statements.
In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05 Measuring Liabilities at Fair Value to provide guidance on measuring the fair value of liabilities under ASC Topic 820. This ASU clarifies the fair value measurements for a liability in an active market and the valuation techniques in the absence of a Level 1 measurement. This ASU is effective for the interim period beginning October 1, 2009. The adoption of this ASU is not anticipated to have a material impact on the Company’s consolidated financial statements.

Other-Than-Temporary Impairments
In the second quarter of 2009, the Company adopted a new accounting standard included in FASB ASC Topic 320 Investments—Debt and Equity Securities that modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. The adoption did not have a material impact on our condensed consolidated financial statements.
Interim Disclosures about Fair Value of Financial Instruments
In the second quarter of 2009, the Company adopted a new accounting standard included in FASB ASC Topic 825 Financial Instruments that requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements; it also requires those disclosures in all interim financial statements. Reporting entities are required to disclose the fair value of all financial instruments for which it is practicable to estimate that value, the method and significant assumptions used to estimate the fair value and a discussion of changes in methods and significant assumptions during the period. The adoption did not have a material impact on our condensed consolidated financial statements.
Subsequent Events
In the second quarter of 2009, the Company adopted a new accounting standard included in FASB ASC Topic 855 Subsequent Events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This new accounting standard provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The implementation of this standard did not have a material impact on our condensed consolidated financial statements. The Company evaluated subsequent events through November 3, 2009, the date the accompanying financial statements were issued.
Multiple-Deliverable Arrangements
In October 2009, the FASB issued ASU 2009-13 Multiple-Deliverable Arrangements which amends FASB ASC Topic 605 Revenue Recognition to provide another alternative for determining the selling price of deliverables, allowing entities to allocate revenue in multiple deliverable arrangements based on their relative selling prices. This ASU is effective prospectively for revenue arrangements entered into or materially modified after January 1, 2011. The Company is currently evaluating the impact that this new accounting guidance will have on its consolidated financial statements.
NOTE 3. COMPREHENSIVE INCOME (LOSS)
The Company has four primary components of comprehensive income (loss): net loss, foreign currency translation adjustments, changes in the fair value of interest rate swaps and unrealized appreciation (depreciation) on investments. The following tables reflect the components of comprehensive income (loss) (dollars in thousands):

	For the three months ended
	September 30,
	2009	2008

Net loss	$(5,668)	$(14,725)
Foreign currency translation loss	—	(168)
Change in fair value of interest rate swaps	(3,989)	(2,613)
Unrealized appreciation (depreciation) on investments	31	(10)

Comprehensive loss	$(9,626)	$(17,516)

	For the nine months ended
	September 30,
	2009	2008

Net loss	$(24,705)	$(57,581)
Foreign currency translation gain (loss)	470	(150)
Change in fair value of interest rate swaps	12,410	(1,198)
Unrealized appreciation (depreciation) on investments	82	(143)

Comprehensive loss	$(11,743)	$(59,072)

NOTE 4. EXIT COSTS AND RESTRUCTURING CHARGES
Total exit costs and restructuring charges for the three and nine months ended September 30, 2009 and September 30, 2008 were comprised of the following (dollars in thousands):

	Three months ended September 30,
	2009	2008
Exit costs for excess facilities	$—	$(273)
Severance and retention	257	1,121

Total	$257	$848

	Nine months ended September 30,
	2009	2008
Exit costs for excess facilities	$9	$264
Severance and retention	550	1,137

Total	$559	$1,401

During the three and nine months ended September 30, 2009, the Company recorded exit costs and restructuring charges of $0.3 million and $0.6 million, respectively, consisting primarily of employee termination benefits. During the three and nine months ended September 30, 2008, the Company recorded exit costs and restructuring charges of $0.8 million and $1.4 million, respectively, primarily from employee termination benefits during the three months ended September 30, 2008 as well as revisions to the amount of estimated cash flows from certain leased properties.
The following table presents the activity in the lease fair value and exit cost liability accounts for the nine months ended September 30, 2009 (dollars in thousands):

		Exit Costs and
	Lease Fair	Restructuring
	Value	Charges	Total
Balance, December 31, 2008	$2,691	$5,713	$8,404
Additional accrued costs	—	559	559
Amortization	(475)	(909)	(1,384)
Reversals / Payments	—	(1,157)	(1,157)

Balance, September 30, 2009	2,216	4,206	6,422
Less: current portion	566	1,579	2,145

Long-term portion September 30, 2009	$1,650	$2,627	$4,277

The current portion of these liabilities is included in “accrued expenses and other liabilities” on the balance sheet and the long-term portion is included in “other long-term liabilities”.

NOTE 5. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
In accordance with the authoritative guidance for fair value measurements and the fair value option for financial assets and financial liabilities, a fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy was established that draws a distinction between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measure. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.
The Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 were as follows (dollars in thousands):

	September 30, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$37,633	$—	$—	$37,633
Short-term investments	45,890	—	—	45,890
Restricted investments	11,663	—	—	11,663

Total financial assets	$95,186	$—	$—	$95,186

Liabilities:
Interest rate swap agreements	$—	$42,060	$—	$42,060

Total financial liabilities	$—	$42,060	$—	$42,060

For the interest rate swap agreements, fair value is calculated using standard industry models used to calculate the fair value of the various financial instruments based on significant observable market inputs such as swap rates, interest rates, and implied volatilities obtained from the counterparties to the swap agreements.
Pursuant to the authoritative guidance which requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value, the Company’s term loan borrowings under the First-Lien Credit Agreement have a fair value of $666.4 million as of September 30, 2009.
The carrying values of accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values due to the short maturity of these financial instruments.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT
The significant components of property, plant and equipment, as well as average estimated lives, are as follows at September 30, 2009 and December 31, 2008 (dollars in thousands):

		September 30,	December 31,
	Useful Life	2009	2008

Telecommunications plant	5 – 22.5 years	$1,089,802	$1,022,514
Indefeasible rights of use	5 – 15 years	139,658	139,529
Computer software and equipment	3 – 5 years	73,855	68,046
Buildings, leasehold improvements and land	0 – 30 years	91,174	88,832
Furniture, fixtures and vehicles	3 – 10 years	28,284	27,390
Construction materials and other	3 – 10 years	49,209	44,536

Total property, plant and equipment		1,471,982	1,390,847
Less: accumulated depreciation		(811,087)	(672,821)

Property, plant and equipment, net		$660,895	$718,026

Depreciation is recorded using the straight-line method over the estimated useful lives of the various classes of depreciable property. Leasehold improvements are amortized over the lesser of the life of the lease or its estimated useful life. Depreciation expense was $47.9 million and $144.0 million for the three and nine months ended September 30, 2009, respectively and $44.9 million and $133.7 million for the three and nine months ended September 30, 2008, respectively. Depreciation expense in the three and nine months ending September 30, 2009 includes impairment adjustments totaling $0.6 million and $3.7 million, respectively, related to equipment which has not been returned by former customers. Included in the $3.7 million impairment adjustment recorded in the nine months ending September 30, 2009, is $1.6 million that relates to periods prior to January 1, 2009. Management believes the impact of this adjustment is immaterial to each of the applicable prior periods.
NOTE 7. INTANGIBLE ASSETS
Intangible assets consist of the following at September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30, 2009			December 31, 2008
		Gross		Gross
		Carrying	Accumulated	Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer relationships	4 – 10 years	$88,072	$(69,837)	$88,072	$(67,318)
Trademarks/tradenames	5 years	13,573	(12,979)	13,573	(10,958)
Software	3 years	540	(450)	540	(291)

Subtotal		$102,185	$(83,266)	$102,185	$(78,567)
Indefinite-lived intangible assets:
Franchise Rights	Indefinite	54,842	—	54,842	—
Rights-of-Way	Indefinite	33,857	—	33,857	—

Total intangible assets		$190,884	$(83,266)	$190,884	$(78,567)

Goodwill	Indefinite	$15,479	$—	$15,479	$—

Amortization expense was $1.5 million and $4.7 million for the three and nine months ended September 30, 2009, respectively and $4.6 million and $15.0 million for the three and nine months ended September 30, 2008, respectively.

NOTE 8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt at September 30, 2009 and December 31, 2008 consisted of the following (dollars in thousands):

	September 30,	December 31,
	2009	2008

First-Lien term loan	$704,290	$709,694
Revolving line of credit	30,000	30,000
Capital leases	2,804	2,913

Total	737,094	742,607
Due within one year	7,364	7,352

Total long-term debt	$729,730	$735,255

The following is a description of the Company’s debt and the significant terms contained in the related agreements.
First-Lien Credit Agreement
The Company’s credit agreement with Deutsche Bank, as Administrative Agent, and certain syndicated lenders (“First-Lien Credit Agreement”) provides for term loans to the Company in the aggregate principal amount of $720 million, and a $75 million revolving line of credit, all of which can be used as collateral for letters of credit. Approximately $41.6 million of the revolving line of credit is currently utilized for outstanding letters of credit relating to our surety bonds, real estate lease obligations, right-of-way obligations, and license and permit obligations. As of September 30, 2009, the Company had drawn an additional $30 million under the revolving line of credit and had $3.4 million of available borrowing capacity remaining. The obligations of the Company under the First-Lien Credit Agreement are guaranteed by all of its operating subsidiaries and are secured by substantially all of the Company’s assets.
The term loan bears interest at the Administrative Agent’s prime lending rate plus an applicable margin or at the Eurodollar rate plus an applicable margin, based on the type of borrowing elected by the Company. The effective rate on outstanding debt at September 30, 2009 and September 30, 2008 was 4.9% and 6.8%, respectively, including the effect of the interest rate swaps discussed in Note 9.
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
NOTE 9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
These interest rate swap agreements qualify for hedge accounting because the swap terms match the critical terms of the hedged debt. The Company has assessed, on a quarterly basis, that the swap agreements are completely effective based on criteria listed in the authoritative guidance pertaining to cash flow derivative instruments that are interest rate swaps. Accordingly, these agreements had no net effect on the Company’s results of operations for the three and nine months ended September 30, 2009. The Company uses derivative instruments as risk management tools and not for trading purposes. As of September 30, 2009, the notional amount of these swaps was $336.2 million.

The following table summarizes the Company’s outstanding liability derivative instruments and their effect on the condensed consolidated balance sheet at September 30, 2009 (dollars in thousands):

Derivatives designated		Balance Sheet	Fair Value
as hedging instruments	Type of Hedge	Location	of Hedge

Interest rate swap agreements	Cash flow	Other long-term liabilities	$42,060
The effects of liability derivative instruments on our condensed consolidated statement of operations and other comprehensive income (loss) (“OCI”) for the three months ending September 30, 2009 are as follows (dollars in thousands):

Loss
	recognized in	Gain or (loss)	Gain or (loss)
	OCI on	reclassified from	reclassified from
	Derivatives	Accumulated OCI	Accumulated OCI into
Derivatives designated	(Effective	into Income	Income (Ineffective
as hedging instruments	Portion)	(Effective Portion)	Portion)

Interest rate swap agreements	$(3,989)	$—	$—
The effects of liability derivative instruments on our condensed consolidated statement of operations and other comprehensive income (loss) for the nine months ending September 30, 2009 are as follows (dollars in thousands):

Gain
	recognized in	Gain or (loss)	Gain or (loss)
	OCI on	reclassified from	reclassified from
	Derivatives	Accumulated OCI	Accumulated OCI into
Derivatives designated	(Effective	into Income	Income (Ineffective
as hedging instruments	Portion)	(Effective Portion)	Portion)

Interest rate swap agreements	$12,410	$—	$—
NOTE 10. STOCKHOLDERS’ EQUITY AND STOCK PLANS
Income (Loss) Per Share
Basic earnings per share (“EPS”) is computed by dividing the income available to common stockholders by the average weighted number of shares of common stock outstanding during the period.
The computation of weighted average shares outstanding for the dilutive EPS calculation includes the number of additional shares of common stock that would be outstanding if all dilutive potential common stock equivalents would have been issued. For the three and nine months ended September 30, 2009 and 2008, because the Company incurred a loss, all potential common stock equivalents would have been anti-dilutive so the average weighted common shares for the basic EPS computation is equal to the weighted average common shares used for the diluted EPS computation.

The following table shows the securities outstanding at September 30, 2009 and 2008 that could potentially dilute basic EPS in the future and the number of shares of common stock represented by, or underlying, such securities.

	2009	2008
Options	2,579,718	4,930,766
Warrants	8,018,276	8,018,276
Unvested restricted stock	70,731	194,230
Unvested restricted stock units	2,276,359	663,256

Total	12,945,084	13,806,528

Common Stock and Dividends
At September 30, 2009, 5.3 million warrants to purchase 1.50478 shares of common stock (an aggregate of 8,018,276 shares) at a price per share of $16.72 are outstanding. These warrants expire on September 21, 2012.
Stock Repurchase Program
During 2007, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. To date, the Company has repurchased approximately 2.4 million shares, of which 84,229 shares were purchased at a weighted average price of $6.94 totaling $0.6 million in the third quarter of 2009 and 1,148,605 shares at a weighted average price of $4.95 totaling $5.7 million during the nine months ended September 30, 2009. All of these shares were retired. As of September 30, 2009, approximately $7.9 million remains authorized for repurchases under the stock repurchase program.
Stock-Based Compensation
RCN’s 2005 Stock Compensation Plan (the “Stock Plan”) currently allows for the issuance of up to 8,327,799 shares of the Company’s stock in the form of stock options, restricted stock and restricted stock units to RCN’s directors, officers and employees. As of September 30, 2009, there were 1,248,621 shares available for grant under the Stock Plan.
The Company recognizes compensation expense for stock-based compensation issued to or purchased by employees, net of estimated forfeitures, using a fair value method. When estimating forfeitures, the Company considers voluntary termination behavior as well as actual option forfeitures. Any adjustments to the forfeiture rate result in a cumulative adjustment in compensation cost in the period the estimate is revised. Compensation expense is recorded for performance-based stock options, restricted stock awards (“RSAs”), and restricted stock units (“RSUs”) based on the Company’s projected performance relative to the performance goals established by the Board of Directors.
Compensation expense recognized related to RSAs, RSUs and stock option awards are summarized in the table below (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Restricted stock awards	$565	$709	$1,613	$2,236
Restricted stock units	1,260	707	2,710	1,824
Stock options	272	1,200	2,285	7,481

Total stock-based compensation expense	$2,097	$2,616	$6,608	$11,541

As of September 30, 2009, total unamortized stock-based compensation expense related to stock options, restricted stock, and restricted stock units totaled $23.3 million. The unamortized expense of $23.3 million will be recognized through the third quarter of 2012. The Company expects to recognize approximately $3.4 million for the remainder of 2009 as well as $10.3 million, $6.8 million and $2.8 million in compensation expense in the years ended December 31, 2010, 2011 and 2012, respectively, based on outstanding grants under the Stock Plan as of September 30, 2009.

Stock Options
The following table summarizes the Company’s option activity during the nine months ended September 30, 2009 and 2008:

		2009			2008
			Weighted
		Weighted	average	Aggregate		Weighted
		Average	remaining	intrinsic		Average
	Number of	Exercise	contractual life	value	Number of	Exercise
	Shares	Price	(in years)	(in millions)	Shares	Price
Awards Outstanding at January 1	4,057,561	$13.94			3,884,652	$15.49
Granted	383,975	9.05			1,331,566	11.22
Exercised	—	—			(32,081)	12.36
Forfeitures	(1,861,818)	15.13			(253,371)	14.34

Awards Outstanding at September 30	2,579,718	$12.34	4.28	$—	4,930,766	$14.45

Awards Exercisable at September 30	1,627,036	$13.40	3.27	$—	3,219,530	$15.44

There were no stock options exercised during the three and nine months ended September 30, 2009. The following table summarizes additional information regarding outstanding and exercisable options at September 30, 2009:

	Options Outstanding			Options Exercisable
			Weighted
		Average	average		Weighted
	Number	remaining	Exercise		average
Exercise price	outstanding	contractual	price per	As of	Exercise price
of options	at 9/30/2009	life (years)	option	9/30/2009	per option
$9.05	383,975	6.87		—
$11.22	791,748	5.45		264,728
$12.36	244,940	2.65		244,940
$13.79	894,419	2.65		894,419
$14.29	82,171	3.16		82,171
$14.39	96,838	4.92		64,221
$17.42	58,483	3.68		58,483
$19.78	27,144	4.18		18,074

$9.05 – $19.78	2,579,718	4.28	$12.34	1,627,036	$13.40

During the three and nine months ended September 30, 2009, the Company recorded compensation expense related to stock option grants totaling $0.3 million and $2.3 million, respectively. During the three and nine months ended September 30, 2008, the Company recorded compensation expense related to stock option grants totaling $1.2 million and $7.5 million, respectively. Unamortized stock-based compensation expense for stock option awards at September 30, 2009 totaled $3.1 million and will be amortized through the third quarter of 2012.
Stock Option Exchange Program
On June 2, 2009, RCN obtained stockholder approval for a stock option exchange program (“the Program”) that permitted all of the current employees of RCN, except for the chief executive officer, to exchange outstanding options issued under the Stock Plan for a lesser number of new options with lower exercise prices. Under the Program, the exchange ratios were designed to result in a fair value of the replacement options to be granted to be approximately equal to the fair value of the options that were surrendered. The Program started on July 16, 2009 and ended on August 12, 2009.
Pursuant to the Program, RCN accepted for cancellation options covering 1,179,651 shares of the Company’s common stock in exchange for new options to purchase 383,975 shares of the Company’s common stock. The per share exercise price of the new options is $9.05, which was the closing price of RCN’s common stock as quoted on the NASDAQ Global Select Market on August 12, 2009. These new options have a three year vesting period with one-third of the new options vesting on each anniversary of the grant date. Each of the new options has an expiration date that is seven years from the exchange date. All new options will be subject to the terms and conditions of the Stock Plan.

In accordance with the authoritative guidance for stock compensation awards classified as equity, the exchange of options is characterized as a modification. Any difference between the fair value of the new options over the fair value of the exchanged options results in additional non-cash compensation expense. No incremental stock option expense was recognized for the exchange, because the fair value of the new options, as determined based on the Lattice option pricing model, was equal to or lower than the fair value of the exchanged options.
Restricted Stock Awards
The following table summarizes the Company’s RSA activity during the nine months ended September 30, 2009 and 2008:

	2009		2008
		Weighted		Weighted
		average fair		average
	Number of	value per	Number	fair value
	Shares	share	of Shares	per share
Nonvested, January 1	162,128	$27.57	437,482	$26.50
Granted	—	—	—	—
Vested	(85,418)	27.10	(219,062)	25.16
Forfeited	(5,979)	27.99	(24,190)	30.10

Nonvested, September 30	70,731	$28.09	194,230	$27.87

During the three and nine months ended September 30, 2009, the Company recorded compensation expense related to RSA grants totaling $0.5 million and $1.6 million, respectively. During the three and nine months ended September 30, 2008, the Company recorded compensation expense related to RSA grants totaling $0.7 million and $2.2 million, respectively. Compensation expense recorded for performance-based restricted stock is based on the Company’s projected performance relative to the Board-established performance goals. Unamortized stock-based compensation expense at September 30, 2009 for RSA grants totaled $0.8 million and will be amortized through the first quarter of 2010.
Restricted Stock Units
Beginning in 2008, the Company issued stock-based compensation to employees in the form of RSUs, which are grants of a contractual right to receive future value delivered in the form of RCN common stock.
On February 12, 2009, the Compensation Committee of the Board of Directors of the Company (“Compensation Committee”) approved a grant of restricted stock units to each director with such grant to be effective on March 2, 2009. On April 6, 2009, the Compensation Committee also made an additional grant to an incoming board member and to the Vice Chairman. The restricted stock units vested in June, 2009, on the date of the Company’s Annual Meeting of Stockholders.
During the three months ended September 30, 2009, the Compensation Committee approved a grant of 1,828,558 RSU’s to management and employees which vest over a three-year period. Certain RSUs granted to employees were performance-based and vest subject to meeting performance goals established by the Board of Directors. During this period the Compensation Committee also approved a grant of 80,265 restricted stock units to the Board of Directors scheduled to vest September 1, 2010.

The following table summarizes the Company’s RSU activity during the nine months ended September 30, 2009 and 2008:

	2009		2008
		Weighted		Weighted
		average fair		average
	Number of	value per	Number	fair value
	Shares	share	of Shares	per share
Nonvested, January 1	653,923	$11.13	—	$—
Granted	2,006,776	8.92	700,717	11.26
Vested	(321,486)	9.25	(16,243)	11.97
Forfeited	(62,854)	9.41	(21,218)	11.22

Nonvested, September 30	2,276,359	$9.50	663,256	$11.24

During the three and nine months ended September 30, 2009, the Company recorded compensation expense related to RSU grants totaling $1.3 million and $2.7 million, respectively. During the three and nine months ended September 30, 2008, the Company recorded compensation expense related to RSU grants totaling $0.7 million and $1.8 million, respectively. Unamortized stock-based compensation expense for RSU grants at September 30, 2009 totaled $19.4 million and will be amortized through the third quarter of 2012.
NOTE 11. INCOME TAXES
For the three months and nine months ended September 30, 2009, the Company’s provision for income taxes was $0 and $0.8 million, respectively, all of which is attributable to changes in the deferred tax liability provided for the Company’s indefinite-lived intangibles due to revised effective tax rates. As of September 30, 2009 and December 31, 2008, the Company’s net deferred tax liability was $36.9 million and $36.2 million, respectively. The net deferred tax liability is included in “other long-term liabilities” on the balance sheet.
The Company’s domestic effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, foreign taxes, state income taxes and changes in the valuation allowance for deferred income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The reversal of the valuation allowance that existed at the fresh start date, which would have benefited earnings, is instead recorded as a reduction of intangibles. Once intangibles are reduced to zero, any remaining realization of pre-fresh start net deferred tax assets will be recorded as an increase to additional paid in capital. This treatment does not result in any change in liabilities to taxing authorities or in cash flows.
With exceptions, periods ending after December 31, 2005 are subject to U.S., state and local income tax.
NOTE 12. COMMITMENTS AND CONTINGENCIES
Rent Expense
Total rental expense (net of sublease income of $0.4 million for the three months ended September 30, 2009 and 2008) primarily for facilities, was $4.1 million for the three months ended September 30, 2009 and 2008. Total rental expense (net of sublease income of $1.1 million and $1.3 million for the nine months ended September 30, 2009 and 2008, respectively) primarily for facilities, was $12.6 million for the nine months ended September 30, 2009 and 2008.
Letters of Credit
The Company had outstanding letters of credit in an aggregate face amount of $41.6 million as of September 30, 2009. These letters of credit utilize 55% of the Company’s $75 million revolving line of credit as collateral.
Guarantees
The Company is a guarantor on three leases for buildings that were used in the former San Francisco, California operations totaling $11.5 million at September 30, 2009.

Self Insurance
The Company is self-insured on its largest employee medical plan, which covers approximately 56% of its employees, and for its casualty insurance coverage (subject to certain limitations). The liabilities are established on an actuarial basis, with the advice of consulting actuaries, and totaled $4.7 million and $5.3 million at September 30, 2009 and December 31, 2008, respectively. The liability is included in “accrued expenses and other liabilities” on the condensed consolidated balance sheets.
NOTE 13. FINANCIAL DATA BY BUSINESS SEGMENT
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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Net Operating Revenues: (1)
Residential/SMB (1)	$143,879	$143,699	$432,740	$424,833
RCN Metro (1)	48,042	43,355	140,740	126,388

Total	$191,921	$187,054	$573,480	$551,221

Operating Expenses: (2)
Residential/SMB (2)	$146,298	$151,750	$443,101	$454,675
RCN Metro (2)	40,934	37,936	121,981	117,112

Total	$187,232	$189,686	$565,082	$571,787

Operating Income (Loss):
Residential/SMB	$(2,419)	$(8,051)	$(10,361)	$(29,842)
RCN Metro	7,108	5,419	18,759	9,276

Total	$4,689	$(2,632)	$8,398	$(20,566)

Depreciation and Amortization:
Residential/SMB	$40,508	$42,296	$122,389	$125,673
RCN Metro	8,878	7,255	26,268	23,043

Total	$49,386	$49,551	$148,657	$148,716

Exit Costs and Restructuring Charges:
Residential/SMB	$257	$486	$658	$834
RCN Metro	—	362	(99)	567

Total	$257	$848	$559	$1,401

Additions to Property, Plant and Equipment:
Residential/SMB	$28,177	$36,262	$60,026	$89,835
RCN Metro	9,930	8,634	27,523	22,053

Total	$38,107	$44,896	$87,549	$111,888

(1)	All revenues reported for the individual segments are from external customers.

(2)	Operating expenses include stock-based compensation expense totaling $1.6 million for Residential/SMB and $0.5 million for RCN Metro for the three months ended September 30, 2009, and $2.0 million for Residential/SMB and $0.6 million for RCN Metro for the three months ended September 30, 2008. Operating expenses include stock-based compensation expense totaling $5.0 million for Residential/SMB and $1.6 million for RCN Metro for the nine months ended September 30, 2009, and $9.0 million for Residential/SMB and $2.6 million for RCN Metro for the nine months ended September 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2009 contained in this Quarterly Report on Form 10-Q (the “Report”), and with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 24, 2009.
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
RCN Metro also has numerous points of presence in other key cities from Richmond, Virginia to Portland, Maine. RCN Metro currently enters approximately 1,400 locations through our own diverse fiber facilities, providing connectivity to private networks, as well as telecommunications carrier meet points, and local exchange central offices owned and operated by other carriers. Our RCN Metro fiber routes now exceed 7,500 route miles, with hundreds of additional commercial buildings on or near our network. We also have over 300,000 fiber strand miles, which highlights the fact that many of our metro and intercity rings are fiber-rich.
The Company has two principal business segments (i) Residential/SMB and (ii) RCN Metro. For financial and other information about our segments, refer to Item 1, Note 13 to our condensed consolidated financial statements included in this Report and the discussion below. All of the Company’s operations are in the United States. Our Residential/SMB segment generated approximately 75% of our consolidated revenues and the RCN Metro segment generated approximately 25% for the nine months ended September 30, 2009.
The condensed consolidated financial statements include the accounts of RCN and its consolidated subsidiaries. All intercompany transactions and balances among consolidated entities have been eliminated.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$191,921	$187,054	$573,480	$551,221
Costs and expenses:
Direct expenses	66,653	64,597	206,226	198,511
Selling, general and administrative (including stock-based compensation of $2,097, $2,616, $6,608 and $11,541)	70,936	74,690	209,640	223,159
Exit costs and restructuring charges	257	848	559	1,401
Depreciation and amortization	49,386	49,551	148,657	148,716

Operating income (loss)	4,689	(2,632)	8,398	(20,566)

Investment income	43	466	358	2,528
Interest expense	(10,363)	(12,560)	(32,324)	(39,545)
Other expense, net	(37)	1	(373)	2

Loss before income taxes	(5,668)	(14,725)	(23,941)	(57,581)
Income tax expense	—	—	764	—

Net loss	$(5,668)	$(14,725)	$(24,705)	$(57,581)

Consolidated Operating Results
Consolidated Revenues
Consolidated revenue increased $4.9 million, or 2.6%, and $22.3 million, or 4.0%, for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008, primarily due to higher transport revenues in the RCN Metro segment.
Consolidated Direct Expenses
Consolidated direct expenses increased $2.1 million, or 3.2%, and $7.7 million, or 3.9%, for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008. Direct expenses include net benefits from favorable settlements with voice and data network providers on ordinary course network cost disputes totaling $2.2 million and $2.9 million (of which $1.8 million relates to one specific claim) during the three and nine months ended September 30, 2009 and $1.4 million during the nine months ended September 30, 2008. There were no settlements in the three months ended September 30, 2008. Excluding these benefits, consolidated direct expenses increased $4.3 million, or 6.6%, and $9.2 million, or 4.6%, for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 primarily due to an increase in the average programming cost per subscriber in the Residential/SMB segment as well as added costs associated with the increase in revenue in the RCN Metro segment.
Consolidated Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses (“SG&A”) decreased $3.8 million, or 5.0%, and $13.5 million, or 6.1%, for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008. Excluding stock-based compensation, SG&A expense decreased $3.2 million, or 4.5% and $8.6 million, or 4.1% for the three and nine months ended September 30, 2009 compared to the same periods in 2008, primarily reflecting (i) the results of the investments made in 2008 to improve the long-term productivity and effectiveness of field operations, and the marketing and sales functions in the Residential/SMB segment, which were partially offset by increases in property tax and customer service costs and (ii) reflecting synergies associated with the integration of the NEON business acquired in November 2007 in the RCN Metro segment. In addition, SG&A expenses decreased by $1.5 million in the nine months ended September 30, 2009 as compared to the same period in 2008 due to the suspension of the Company’s matching contribution to the Company’s 401(k) plan in the beginning of the second quarter of 2009.

Segment Operating Results
To measure the performance of our operating segments, we use operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges. This measure eliminates the significant level of non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations, as well as non-cash stock-based compensation and other special items such as exit costs and other restructuring charges. We use this measure to evaluate our consolidated operating performance and the performance of our operating segments, and to allocate resources and capital. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use this metric to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States (“US GAAP”) in the business segment footnote to our condensed consolidated financial statements (see Note 13). You should not consider this measure a substitute for operating income (loss), net income (loss), net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with US GAAP.
Residential / SMB Segment Operating Results

	Residential/Small Business
	For the three months ended September 30,
			Fav(unfav)
	2009	2008	Variance	Var %
Revenue:

Video	$78,557	$74,907	$3,650	4.9%
Data	34,684	36,097	(1,413)	(3.9%)
Voice	27,266	28,604	(1,338)	(4.7%)
Recip Comp/Other	3,372	4,091	(719)	(17.6%)

Total Revenue	143,879	143,699	180	0.1%

Direct expenses	49,450	48,908	(542)	(1.1%)
Selling, general and administrative (excluding stock-based compensation)	54,501	58,043	3,542	6.1%

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$39,928	$36,748	$3,180	8.7%

Reconciliation to Operating Loss

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$39,928	$36,748
Less: Stock-based compensation	1,582	2,017
Less: Depreciation and amortization	40,508	42,296
Less: Exit costs and restructuring charges	257	486

Operating loss	$(2,419)	$(8,051)

	Residential/Small Business
	For the nine months ended September 30,
			Fav(unfav)
	2009	2008	Variance	Var %
Revenue:

Video	$233,721	$218,613	$15,108	6.9%
Data	106,565	106,667	(102)	(0.1%)
Voice	81,954	86,555	(4,601)	(5.3%)
Recip Comp/Other	10,500	12,998	(2,498)	(19.2%)

Total Revenue	432,740	424,833	7,907	1.9%

Direct expenses	155,097	150,146	(4,951)	(3.3%)
Selling, general and administrative (excluding stock-based compensation)	159,969	169,057	9,088	5.4%

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$117,674	$105,630	$12,044	11.4%

Reconciliation to Operating Loss

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$117,674	$105,630
Less: Stock-based compensation	4,988	8,965
Less: Depreciation and amortization	122,389	125,673
Less: Exit costs and restructuring charges	658	834

Operating loss	$(10,361)	$(29,842)

	September 30,	September 30,
Residential / SMB Metrics	2009	2008

Video RGUs [1]	367,000	366,000
Data RGUs [1]	309,000	301,000
Voice RGUs [1]	227,000	247,000
Total RGUs [1]	903,000	915,000

Customers [2]	430,000	428,000
ARPC [3]	$111	$111

(1)	Revenue Generating Units (“RGUs”) are all video, high-speed data, and voice connections provided to residential households and SMB customers. Dial-up Internet and long distance voice services are not included. Additional telephone lines are each counted as an RGU, but additional room outlets for video service are not counted. For bulk arrangements in residential multiple dwelling units (“MDUs”), including dormitories, the number of RGUs is based on the number of video, high-speed data and voice connections provided and paid for in that MDU. Commercial structures such as hotels and offices are counted as one RGU regardless of how many units are in the structure. Delinquent accounts are generally disconnected and no longer counted as RGUs after a set period of time in accordance with our credit and disconnection policies. RGUs may include customers receiving some services for free or at a reduced rate in connection with promotional offers or bulk arrangements. RGUs provided free of charge under courtesy account arrangements are not counted, but additional services paid for are counted.

(2)	A “Customer” is a residential household or SMB that has at least one paid video, high-speed data or local voice connection. Customers with only dial-up Internet or long distance voice service are not included. For bulk arrangements in residential MDUs, including dormitories, each unit for which service is provided and separately paid for is counted as a Customer. Commercial structures such as hotels and offices are counted as one Customer regardless of how many units are in the structure. Delinquent accounts are generally disconnected and no longer counted as Customers after a set period of time in accordance with our credit and disconnection policies.

(3)	Average revenue per customer (“ARPC”) is total revenue for a given monthly period (excluding dial-up Internet, reciprocal compensation and commercial revenue) divided by the average number of Customers for the period. This definition of ARPC may not be similar to ARPC measures of other companies.
Residential / SMB Revenues
Residential/SMB revenue increased $0.2 million, or 0.1%, and $7.9 million, or 1.9%, for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008. The increases are primarily due to an increase in the average number of customers, as ARPC remained relatively flat. Customers increased by approximately 2,000, or less than 1%, from September 30, 2008 to September 30, 2009. Total RGUs decreased by approximately 12,000, or 1%, from September 30, 2008 to September 30, 2009, driven primarily by voice penetration losses, consistent with trends for highly penetrated landline voice providers, partially offset by growth in video and data RGUs. ARPC remained flat as growth in average revenue per video RGU and increased high-speed data penetration was offset by declines in voice penetration and average revenue per data RGU. The increase in average revenue per video RGU was driven mainly by our annual video rate increase, which partially mitigates the impact of annual increases in programming costs, as well as increased penetration of our digital set-top, high definition (“HD”) and digital video recorder (“DVR”) boxes. The decrease in average revenue per data RGU was primarily due to a shift towards lower-speed data plans, a trend which has increased over the past year.
Residential / SMB Direct Expenses
Direct expenses increased $0.5 million, or 1.1%, and $5.0 million, or 3.3%, for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008. Direct expenses include a net benefit from favorable settlements with voice and data network providers on ordinary course network cost disputes totaling $2.2 million and $2.9 million (of which $1.8 million relates to one specific claim) during the three and nine months ended September 30, 2009, respectively and $1.4 million during the nine months ended September 30, 2008. There were no settlements in the three months ended September 30, 2008. Excluding these settlements, Resi/SMB direct expenses increased $2.7 million, or 5.6%, and $6.5 million, or 4.3%, for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008. Increases in the average programming cost per subscriber resulted in an increase in video direct costs for the three and nine months ended September 30, 2009 totaling $3.5 million and $9.4 million, respectively, as compared to the same periods in 2008. Voice and data network costs for the three and nine months ending September 30, 2009, excluding the impact of settlements with providers of our voice and data network services, decreased by $0.8 million, or 9.7% and $2.9 million, or 11.9%, respectively, primarily due to a reduction in voice RGUs.
Residential / SMB Selling, General and Administrative Expenses
SG&A decreased by $4.0 million, or 6.6%, and $13.1 million, or 7.3%, for the three and nine months ended September 30, 2009 as compared to the same periods in 2008. Excluding stock-based compensation expense, SG&A decreased by $3.5 million, or 6.1%, and $9.1 million, or 5.4%, for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 reflecting decreases in technical and network operations costs, costs, legal costs, facilities costs and the suspension of the 401(k) match as discussed above, partially offset by slight increases in customer service, marketing and collections costs and property taxes. Bad debt expense was down approximately $0.7 million, or 14.3%, for the three months ended September 30, 2009 and increased slightly for the nine months ended September 30, 2009. The overall reduction in SG&A reflects the results of the investments made in 2008 to improve the long-term productivity and effectiveness of field operations, and sales and marketing functions.

RCN Metro Optical Networks Operating Results

	RCN Metro
	For the three months ended September 30,
			Fav(unfav)
	2009	2008	Variance	Var %
Revenue:

Transport Services	$36,885	$33,324	$3,561	10.7%
Data and Internet Services	1,503	642	861	134.1%
Colocation	2,920	2,968	(48)	(1.6%)
Leased Services	5,123	4,867	256	5.3%
Installation and other	1,611	1,554	57	3.7%

Total Revenue	48,042	43,355	4,687	10.8%

Direct expenses	17,203	15,689	(1,514)	(9.7%)
Selling, general and administrative (excluding stock-based compensation)	14,338	14,031	(307)	(2.2%)

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$16,501	$13,635	$2,866	21.0%

Reconciliation to Operating Loss

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$16,501	$13,635
Less: Stock-based compensation	515	599
Less: Depreciation and amortization	8,878	7,255
Less: Exit costs and restructuring charges	—	362

Operating income	$7,108	$5,419

	RCN Metro
	For the nine months ended September 30,
			Fav(unfav)
	2009	2008	Variance	Var %
Revenue:

Transport Services	$107,843	$96,899	$10,944	11.3%
Data and Internet Services	3,576	1,745	1,831	104.9%
Colocation	8,739	9,112	(373)	(4.1%)
Leased Services	15,301	14,538	763	5.2%
Installation and other	5,281	4,094	1,187	29.0%

Total Revenue	140,740	126,388	14,352	11.4%

Direct expenses	51,129	48,365	(2,764)	(5.7%)
Selling, general and administrative (excluding stock-based compensation)	43,063	42,561	(502)	(1.2%)

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$46,548	$35,462	$11,086	31.3%

Reconciliation to Operating Loss

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$46,548	$35,462
Less: Stock-based compensation	1,620	2,576
Less: Depreciation and amortization	26,268	23,043
Less: Exit costs and restructuring charges	(99)	567

Operating income	$18,759	$9,276

RCN Metro Revenues
Revenue increased $4.7 million, or 10.8%, and $14.4 million, or 11.4%, for the three and nine months ended September 30, 2009 as compared to the same periods in 2008, primarily due to growth in transport services to our carrier and enterprise customers. RCN Metro had approximately 800 customers as of September 30, 2009. The top 20% of these customers have monthly revenue in excess of $10,000 per customer, generating approximately 90% of RCN Metro’s total revenue, and the top 3% of these customers have monthly revenue in excess of $100,000 per customer, representing multiple locations and services purchased per customer, and generating approximately 60% of RCN Metro’s total revenue. From a customer segment perspective, RCN Metro generates approximately 30% of its revenue each from telecommunications carriers, national wireless providers and financial services enterprise customers, and the remainder from other enterprise customers.
RCN Metro Direct Expenses
Direct expenses increased $1.5 million, or 9.7%, and $2.8 million, or 5.7%, for the three and nine months ended September 30, 2009 as compared to the same periods in 2008, largely due to added costs associated with the increase in revenue, including colocation costs and leased circuits, partially offset by a reduction in building access fees.

RCN Metro Selling, General and Administrative Expenses
SG&A increased $0.2 million, or 1.5%, for the three months ended September 30, 2009 as compared to the same period in 2008 and decreased $0.5 million, or 1.0%, for the nine months ended September 30, 2009 as compared to the same period in 2008. Excluding stock-based compensation, SG&A increased $0.3 million, or 2.2%, and $0.5 million, or 1.2%, for the three and nine months ended September 30, 2009, primarily due to increases in technical and network operations costs, as well as property tax and bad debt expenses partially offset by a decrease in sales and marketing expenses. Excluding the decrease in stock-based compensation, the slight increase in overall SG&A expenses, despite a significant increase in revenue of $4.7 million and $14.4 million during the three and nine months ending September 30, 2009, reflects the high operating leverage of our primarily on-net model, as well as synergies associated with NEON’s integration.
Consolidated Depreciation and Amortization
Depreciation expense increased $3.0 million, or 6.7%, to $47.9 million for the three months ended September 30, 2009 compared to the same period in 2008, due to additional depreciation of approximately $5.1 million from assets placed into service since September 30, 2008 and adjustments of $0.6 million (discussed below), offset by a decline of approximately $2.1 million due to fixed assets that became fully depreciated since September 30, 2008.
Depreciation expense increased $10.3 million, or 7.7%, to $144.0 million for the nine months ended September 30, 2009 as compared to the same period in 2008, reflecting additional depreciation of approximately $15.0 million from assets placed into service since September 30, 2008 and adjustments of $3.7 million (discussed below), offset by a decline of approximately $6.8 million due to fixed assets that became fully depreciated since September 30, 2008
Depreciation expense in the three and nine months ended September 30, 2009 includes impairment adjustments totaling $0.6 million and $3.7 million, respectively related to equipment which has not been returned by former customers. Included in the $3.7 million impairment adjustment recorded in the nine months ending September 30, 2009 is $1.6 million that relates to periods prior to January 1, 2009. Management believes the impact of this error is immaterial to each of the applicable prior periods.
Amortization expense decreased $3.1 million, or 67.4%, to $1.5 million for the three months ended September 30, 2009 and decreased $10.3 million, or 68.7%, to $4.7 million for the nine months ended September 30, 2009 as compared to the same periods in 2008. Amortization expense in the three and nine months ended September 30, 2009 reflects a decline of $3.8 million and $11.5 million, respectively, from the same periods in 2008 due to certain intangible assets becoming fully amortized as of December 31, 2008. Additionally, during the three and nine months ended September 30, 2008, amortization expense included adjustments totaling $0.7 million and $1.2 million, respectively, as a result of an increase made to the estimated useful life of NEON’s customer lists from three to ten years as part of the valuation of intangibles performed in connection with the acquisition of NEON.
Consolidated Exit Costs and Restructuring Charges
During the three and nine months ended September 30, 2009, we recorded exit costs and restructuring charges of $0.3 million and $0.6 million, respectively, primarily from employee termination benefits.
During the three and nine months ended September 30, 2008, we recorded exit costs of $0.8 million and $1.4 million, respectively, primarily from employee termination benefits.
Consolidated Other Income (Expense) Items
Investment Income
Investment income decreased $0.4 million, or 90.8%, to $0.04 million and decreased $2.2 million, or 85.8%, to $0.4 million for the three and nine months ended September 30, 2009 compared to the same periods in 2008. The decrease was due to lower yields from the Company’s short-term investments due to decreases in short-term market rates.
Interest Expense
Interest expense decreased by $2.2 million, or 17.5%, to $10.4 million and decreased $7.2 million, or 18.3%, to $32.3 million for the three and nine months ended September 30, 2009 compared to the same periods in 2008. The decrease was primarily due to the decrease in LIBOR.
Outstanding debt at September 30, 2009 was $737.1 million compared to $738.9 million at June 30, 2009 and $739.4 million at September 30, 2008. The weighted average interest rate, including the effect of interest rate swaps, for the three months ended September 30, 2009 and September 30, 2008 was 5.0% and 6.2%, respectively. The weighted average interest rate, including the effect of interest rate swaps, for the nine months ending September 30, 2009 and September 30, 2008 was 5.3% and 6.6%, respectively.

Other expense, net
Other expense, net consists mainly of translation gains and losses on a security deposit designated in a foreign currency in the three and nine months ended September 30, 2009. For the three and nine months ended September 30, 2008, other expense consists mainly of penalties and late fees.
Liquidity and Capital Resources

	September 30,	December 31,
	2009	2008

Cash, cash equivalents and short-term investments	$83,523	$63,684
Debt (including current maturities and capital lease obligations)	737,094	742,607
Subject to the risks outlined in our “Cautionary Statements Regarding Forward-Looking Statements,” we expect to fund our ongoing investing and mandatory financing activities, excluding the final maturity of our First-Lien Credit Facility in 2014, with cash on hand and cash flows from operating activities. If our operating performance differs significantly from our forecasts, we may be required to reduce our operating expenses and curtail capital spending, and we may not remain in compliance with our debt covenants.
Operating Activities
Net cash provided by operating activities was $115.3 million for the nine months ended September 30, 2009, which reflects an increase of $13.4 million over cash provided by operating activities for the nine months ended September 30, 2008. The increase reflects improved earnings from operations and lower interest payments offset by changes in working capital primarily driven by the timing of certain prepayments and vendor payments.
During the nine months ended September 30, 2009 and 2008, we made cash payments for interest totaling $30.6 million and $38.1 million, respectively. The decrease in interest payments was primarily the result of a decrease in the weighted average interest rate on our debt balance from 6.6% to 5.3% for the nine months ended September 30, 2008 and 2009, respectively.
Investing Activities
Net cash used in investing activities was $76.0 million in the nine months ended September 30, 2009, primarily due to $87.5 million in additions to property, plant and equipment offset by a $7.1 million decrease in short-term investments, a $3.7 million decrease in restricted investments and $0.8 million in proceeds from the sale of assets. Net cash used in investing activities was $92.9 million during the nine months ended September 30, 2008, primarily due to $111.9 million in additions to property, plant and equipment offset by $2.5 million in proceeds from the sale of assets related to our discontinued California operations, $1.4 million in proceeds from sales of fixed assets, a $7.7 million decrease in short-term investments and a $7.4 million decrease in restricted investments. The decrease in additions to property, plant and equipment in the first nine months of 2009 as compared to the same period in 2008 was primarily due to the completion of “Project Analog Crush” in each of our major metropolitan markets (excluding Lehigh Valley) and postponement of certain projects in the first half of 2009 due to uncertainty with the economy. Capital expenditures for 2009 are expected to be approximately $125 million, excluding business or customer acquisitions, which we expect to fund with cash flow from continuing operations as well as cash on hand.
Financing Activities
Net cash used in financing activities was $12.5 million for the nine months ended September 30, 2009, consisting of the purchase of common stock of $6.3 million (consisting of $5.7 million related to our stock repurchase program and $0.6 million of treasury shares resulting from the vesting of restricted shares), the repayment of long-term debt of $5.5 million, and dividend payments of $0.6 million. Net cash used in financing activities was $10.3 million for the nine months ended September 30, 2008, primarily consisting of the repayment of long-term debt of $5.5 million, dividend payments of $1.4 million, and the purchase of common stock of $3.7 million (consisting of $2.8 million related to our stock repurchase program and $0.9 million of treasury shares resulting from restricted share vestings).
Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Description of Outstanding Debt
As of September 30, 2009, our total debt was approximately $737.1 million, including $2.8 million of capital leases. The following is a description of our debt and the significant terms contained in the related agreements.
First-Lien Credit Agreement
The Company’s credit agreement with Deutsche Bank, as Administrative Agent, and certain syndicated lenders (“First-Lien Credit Agreement”) provides for term loans to the Company in the aggregate principal amount of $720 million, and a $75 million revolving line of credit, all of which can be used as collateral for letters of credit. Approximately $41.6 million of the revolving line of credit is currently utilized for outstanding letters of credit relating to our surety bonds, real estate lease obligations, right-of-way obligations, and license and permit obligations. As of September 30, 2009, the Company had drawn an additional $30 million under the revolving line of credit and had $3.4 million of available borrowing capacity remaining. The obligations of the Company under the First-Lien Credit Agreement are guaranteed by all of its operating subsidiaries and are secured by substantially all of the Company’s assets.
The term loan bears interest at the Administrative Agent’s prime lending rate plus an applicable margin or at the Eurodollar rate plus an applicable margin, based on the type of borrowing elected by the Company. The effective rate on outstanding debt at September 30, 2009 and September 30, 2008 was 4.9% and 6.8%, respectively, including the effect of the interest rate swaps.
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
Recently Issued Accounting Pronouncements
Accounting Standards Codification
In July 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative US GAAP. The Codification was not intended to modify or alter prior authoritative guidance and only affected how specific references to US GAAP literature are disclosed in the notes to the consolidated financial statements.
Fair Value Measurements
In the second quarter of 2009, the Company adopted a new accounting standard included in FASB Accounting Standards Codification (“ASC”) Topic 820 Fair Value Measurements and Disclosure that provides guidance on how to determine the fair value of assets and liabilities in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. The adoption did not have a material impact on our condensed consolidated financial statements.
In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05 Measuring Liabilities at Fair Value to provide guidance on measuring the fair value of liabilities under ASC Topic 820. This ASU clarifies the fair value measurements for a liability in an active market and the valuation techniques in the absence of a Level 1 measurement. This ASU is effective for the interim period beginning October 1, 2009. The adoption of this ASU is not anticipated to have a material impact on the Company’s consolidated financial statements.

Other-Than-Temporary Impairments
In the second quarter of 2009, the Company adopted a new accounting standard included in FASB ASC Topic 320 Investments—Debt and Equity Securities that modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. The adoption did not have a material impact on our condensed consolidated financial statements.
Interim Disclosures about Fair Value of Financial Instruments
In the second quarter of 2009, the Company adopted a new accounting standard included in FASB ASC Topic 825 Financial Instruments that requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements; it also requires those disclosures in all interim financial statements. Reporting entities are required to disclose the fair value of all financial instruments for which it is practicable to estimate that value, the method and significant assumptions used to estimate the fair value and a discussion of changes in methods and significant assumptions during the period. The adoption did not have a material impact on our condensed consolidated financial statements.
Subsequent Events
In the second quarter of 2009, the Company adopted a new accounting standard included in FASB ASC Topic 855 Subsequent Events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This new accounting standard provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The implementation of this standard did not have a material impact on our condensed consolidated financial statements. The Company evaluated subsequent events through November 3, 2009, the date the accompanying financial statements were issued.
Multiple-Deliverable Arrangements
In October 2009, the FASB issued ASU 2009-13 Multiple-Deliverable Arrangements which amends FASB ASC Topic 605 Revenue Recognition to provide another alternative for determining the selling price of deliverables, allowing entities to allocate revenue in multiple deliverable arrangements based on their relative selling prices. This ASU is effective prospectively for revenue arrangements entered into or materially modified after January 1, 2011. The Company is currently evaluating the impact that this new accounting guidance will have on its consolidated financial statements.
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
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report for the year ended December 31, 2008. The risks described in our Annual Report are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	That May Yet Be
	Total Number of	Average Price	Announced	Repurchased Under
	Shares Purchased	Paid Per Share	Program (1)	the Program (2)
Prior to 3rd Qtr 2009			2,361,776	$8,532,493
7.1.09 – 7.31.09	65,819	$6.19	2,427,595	$8,122,785
8.1.09 – 8.31.09	—	$—	2,427,595	$8,122,785
9.1.09 – 9.30.09	18,410	$9.46	2,446,005	$7,948,155

(1)	Our repurchase plan was established in 2007 and authorizes the repurchase of up to $25 million of our shares of common stock. The repurchase plan does not have a specified expiration date.

(2)	The approximate dollar value of shares that may yet be repurchased under the program shown in the schedule above includes commissions paid.

Item 5.	Other Information
Digital Set-Top Box Regulation
FCC regulations impose an “integration ban” requiring new set-top boxes distributed to cable subscribers after July 1, 2007 to incorporate separate security and navigation functions. In July 2007, the FCC granted RCN a one-year waiver of these rules for the most basic digital set-top box that it provides to its customers on the grounds that, among other things, RCN’s cost of the new compliant boxes would increase significantly compared to RCN’s cost for an integrated set-top box and would therefore present a financial hardship for RCN. The FCC has twice subsequently extended that waiver on similar grounds and it will now expire on December 31, 2009. As a result of the most recent extension, RCN has accelerated the remaining deployment of its “analog crush” project in Lehigh Valley, PA during the second half of 2009, with the goal of migrating as many customers as possible by December 31, 2009.

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
Date: November 3, 2009

/s/ Michael T. Sicoli Michael T. Sicoli
Executive Vice President and Chief Financial Officer
Date: November 3, 2009

/s/ Leslie J. Sears Leslie J. Sears
Senior Vice President and Controller
Date: November 3, 2009

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