Form 10-K
period 2009-12-31
RCN CORP /DE/
filed 2010-03-09
CIK 1041858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Common stock, par value $0.01 per share
(Title of Classes)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
The aggregate market value of the outstanding common stock of the Registrant held by non-affiliates as of June 30, 2009 based on the closing price of $9.30 on the NASDAQ was $243.8 million. Shares reported on Schedule 13D or 13G as being beneficially owned by a holder or group of holders who collectively beneficially own 15% or more of the registrant’s outstanding common stock have been excluded from such calculation. Such exclusion, however, shall not constitute an admission that such persons possess the power to direct or cause the direction of the management and policies of the registrant. There were 35,276,955 shares of voting common stock with a par value of $0.01 outstanding at March 3, 2010.
Indicate by check mark whether the registrant has filed all documents and reports to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
DOCUMENTS INCORPORATED BY REFERENCE
Pursuant to General Instruction G(3) to Form 10-K, the information required by Part III of this Annual Report on Form 10-K will be filed by amendment with the Securities and Exchange Commission within 120 days of the end of the Registrant’s year ended December 31, 2009.

RCN CORPORATION AND SUBSIDIARIES
For the year ended December 31, 2009

Cautionary Statements Regarding Forward-Looking Statements
Certain of the statements contained in this Form 10-K (“Annual Report”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the current views of RCN Corporation (“RCN” or the “Company”) with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, RCN also provides forward-looking statements in other materials RCN releases to the public or files with the Securities and Exchange Commission (“SEC”), as well as oral forward-looking statements. You should consult any further disclosures on related subjects in RCN’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC.
While we believe the judgments we have made with respect to forward-looking statements are reasonable, you should understand that these statements are not guarantees of future performance or results and such forward-looking statements are and will be subject to many risks, uncertainties and factors, which may cause RCN’s actual results to be materially different from such forward-looking statements. Factors that could cause RCN’s actual results to differ materially from these forward-looking statements include, but are not limited to, the following:
•	our ability to operate in compliance with the terms of our financing facilities (particularly the financial covenants);
•	our ability to maintain adequate liquidity and produce sufficient cash flow to fund our capital expenditures and debt service;
•	our ability to attract and retain qualified management and other personnel;
•	our ability to maintain current price levels;
•	our ability to acquire new customers and retain existing customers;
•	changes in the competitive environment in which we operate, including the emergence of new competitors and the effect of competition in our markets;
•	changes in government and regulatory policies;
•	deterioration in and uncertainty relating to economic conditions generally and, in particular, affecting the markets in which we operate;
•	pricing and availability of equipment and programming;
•	our ability to obtain regulatory approvals and to meet the requirements in our license agreements;
•	our ability to complete acquisitions or divestitures and to integrate any business or operation acquired;
•	our ability to enter into strategic business relationships;
•	our ability to overcome significant operating losses;
•	our ability to expand our operating margins;
•	our ability to develop products and services and to penetrate existing and new markets;
•	technological developments and changes in the industry; and
•	the risks discussed in Part 1, Item 1A “Risk Factors” below.
Statements in this Annual Report and the exhibits to this report should be evaluated in light of these important factors, and you should not unduly rely on these forward-looking statements. RCN is not obligated to, and undertakes no obligation to publicly update any forward-looking statement due to actual results, changes in assumptions, new information or future events.

PART I

ITEM 1.	BUSINESS
Introduction
RCN is a competitive broadband services provider, delivering all-digital and high-definition video, high-speed internet and premium voice services to Residential and Small and Medium Business (“SMB”) customers under the brand names of RCN and RCN Business Services, respectively. In addition, through our RCN Metro Optical Networks business unit (“RCN Metro”), we deliver fiber-based high-capacity data transport services to large commercial customers, primarily large enterprises and carriers, targeting the metropolitan central business districts in our geographic markets. We construct and operate our own networks, and our primary service areas include: Washington, D.C., Philadelphia, Lehigh Valley (PA), New York City, Boston and Chicago.
Our RCN and RCN Business Services network passes over 1.4 million marketable homes and businesses, and we currently have licenses to provide video services to over 5 million licensed homes and businesses in our footprint. We serve approximately 429,000 residential and SMB customers.
RCN Metro also has numerous points of presence in other key cities from Richmond, Virginia to Portland, Maine. RCN Metro currently enters approximately 1,500 locations through our own diverse fiber facilities, providing connectivity to private networks, as well as telecommunications carrier meet points, and local exchange central offices owned and operated by other carriers. Our RCN Metro fiber routes now total approximately 10,000 route miles, with thousands of additional commercial buildings on or near our network. We also have approximately 335,000 fiber strand miles, which highlights the fact that many of our metro and intercity rings are fiber-rich.
Subsequent to the Company’s acquisition of NEON Communications Group, Inc. (“NEON”) in November 2007, management reorganized RCN’s business into two key segments: (i) Residential/SMB and (ii) RCN Metro. There is substantial managerial, network, operational support and product overlap between the Residential and SMB businesses and, as a result, we had historically reported these two businesses as one segment. RCN Metro, however, is managed separately from the other two business units, with separate network operations, engineering, and sales personnel, as well as separate systems, processes, products, customers and financial measures. Management of the Company’s two key businesses is unified only at the most senior executive levels of the Company. Therefore, beginning with the results of operations for 2008, the financial results of the RCN Metro business unit are reported as a separate segment in accordance with the requirements in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 Segment Reporting (“ASC Topic 280”). All prior period amounts in this Report have been restated to present the results as two separate reportable segments. For financial and other information about our segments, refer to Item 8, Note 15 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
General Development of Business
The following are some of the more significant developments in our business during 2009:
•	Consolidated revenue of $763.8 million, representing 3.3% growth compared to 2008, comprised of 1.1% growth in our Residential/SMB segment and 10.7% growth in our RCN Metro segment

•	Consolidated Operating Income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges of $218.8 million, representing 12.7% growth compared to 2008, comprised of 6.8% growth in our Residential/SMB segment and 30.0% growth in our RCN Metro segment
•	Significant growth in cash flow, as net cash provided by operating activities increased by $12.9 million, and additions to property, plant and equipment decreased by $25.0 million, driving the combined balance of our cash and cash equivalents plus short-term investments to $86.9 million
•	Completion of Project Analog Crush in all of our Residential/SMB markets; RCN is now 100% digital in all markets, a first among major market MSO’s
•	Launched DOCSIS 3.0 in New York during the quarter ended December 31, 2009
•	Repurchased approximately 1.3 million shares at an average price of $5.49 per share; program-to-date, approximately 2.6 million shares have been repurchased, representing nearly 7% of the total outstanding shares, at an average price of $7.10 per share
Description of our Businesses
Residential / SMB Segment
In 2009, our Residential/SMB segment generated approximately 75% of our consolidated revenues (see Note 15 “Financial Data by Business Segment” to our Consolidated Financial Statements). Through our RCN and RCN Business Services business units, we offer video, telephone, and high-speed Internet products to residential and SMB customers. Customers can purchase our products on an a la carte basis, or they may choose to bundle multiple services into a single subscription with single billing and a single point of installation and support. Customers who bundle services typically receive those services at a discount to the sum of the a la carte prices of the individual products. Our bundle approach reduces operating costs due to efficiencies in customer care, billing, and support, and we believe offers our customers a greater value. Approximately 67% of our current customer base purchases bundled products.
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
Our video services include:
•	Basic and Signature Services: Our video customers receive a package of basic programming that generally consists of local broadcast television stations, local community programming (including governmental and public access), and limited satellite-delivered or non-broadcast channels. The basic channel line-up generally includes up to 50 channels. Our “Signature” or expanded basic programming package includes approximately 150 additional channels, including many popular regional and national cable networks. Both of these service levels are delivered in a 100% digital viewing format for all customers.
•	Enhanced Digital Services: We offer additional programming content to customers who desire broader programming choices through our “Premiere” service package, which includes nearly a hundred additional channels, such as special interest networks, movie and entertainment networks.
•	Premium Channels: Our customers can also purchase premium movie and entertainment channels, such as Showtime, HBO, Starz, and Encore on an a la carte basis for a monthly fee. All such services include related video on demand content as part of the monthly subscription. We also provide foreign language programming for an additional monthly fee.

•	High-Definition Television (“HDTV”): Our HDTV service provides customers who utilize advanced digital set-top boxes with improved, high-resolution picture quality, improved audio quality and a wide screen format. We currently offer our HDTV customers 100+ high-definition channels in most areas, including most broadcast networks, leading national cable networks, regional sports networks, and premium channels. In addition, our HDTV customers have access to selected VOD content in high-definition format.
•	Video on Demand (“VOD”) and Subscription Video on Demand (“SVOD”): Our VOD service provides customers with access to an extensive library of movies and other television content with control over the timing and playback of that content. A substantial portion of this content is free to our customers, and we continue to expand our library as more content becomes available. RCN also offers SVOD services which provide our customers with on demand access to additional content that is either associated with premium content to which they subscribe, or made available for an additional fee.
•	Digital Video Recorder (“DVR”): RCN offers a dual-tuner High-Definition DVR set-top box that allows our customers to record one program while viewing another whether it is recorded in standard definition or high-definition. DVR technology affords the ability to our customers to digitally record, store and play television programs without the inconvenience of tapes or DVDs. In 2009, RCN entered into an agreement with TiVo Inc. whereby RCN will offer co-branded, uniquely configured TiVo High Definition DVRs to its Residential and SMB customers. Expected to launch in the second quarter of 2010, the RCN TiVo DVR is a truly innovative convergence of video and broadband programming controlled through a single user interface that is simple, intuitive, and dramatically different from that of other DVRs. The RCN TiVo DVR will give customers a first of its kind video experience by fully integrating RCN’s digital programming and VOD library with a wide variety of broadband delivered video programming, providing access to a vast library of programming not available through traditional cable or satellite services.
•	Pay-Per-View (“PPV”): Our PPV service provides customers with the ability to order, for a separate fee, movies as well as “Big Event” programming such as sporting events or music concerts on an unedited, commercial-free basis.
•	Lehigh Valley Studio: We operate a video production studio located in Lehigh Valley, Pennsylvania, where we produce sports, news, and entertainment programs focused on community and local interest in our markets. Much of this RCN-produced content is made available on an on-demand basis through our VOD platform.
•	Bulk Video Services: We provide video services to hotels, hospitals, universities, and other organizations seeking to deliver multiple video connections by means of a single relationship with a video provider.
High-Speed Data Services
We offer high-speed Internet services to residential and SMB customers at download speeds ranging from 1.5 megabits per second (“Mbps”) to 20 Mbps in all of our markets, and up to 60 Mbps in selected markets. Our data services include Internet access, email and webmail, Internet security, and other web-based services.
Voice Services
We provide local, long distance, and international voice telephone services. We offer a full range of calling plans that generally include unlimited local, regional, and long distance calling with a variety of calling features. Our voice service features include voicemail, caller identification, call waiting, call forwarding, 3-way calling, 911 access, operator services, and directory assistance. We provide voice services through a traditional, switched platform to our legacy phone customers, and for our newer phone customers, including all new installations, we use a “digital phone” architecture that transmits data signals over our broadband network between the customer premises and an RCN switch, which then interfaces with the public switched telephone network.
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
Our distribution network relies on service nodes, which receive video, data and voice signals from our fiber optic network and transmit those signals along our coaxial “last mile” distribution cables to customers’ premises. Our fiber cable entering any particular service node typically reaches to within 1,000 feet of the customers’ premises, and the node service area typically consists of approximately 150 homes or small business locations. This small node service area combined with the deep fiber architecture provides for better operational performance of our network and also provides higher bandwidth per home than the traditional network design of other cable and telecommunication service providers.

Our data network consists of the networking and computer equipment required to provide complete internet service provider (“ISP”) services to both our residential and SMB customers. We maintain an Internet backbone network that is used to interconnect to both settlement-free and settlement-based carriers. During the fourth quarter of 2009, we launched DOCSIS 3.0 in our New York market, offering download speeds of up to 60Mbps and upload speeds of up to 10Mbps. We expect to deploy DOCSIS 3.0 in our remaining markets over the next 18 months, which will include upgrades enabling us to offer even higher upload and download speeds.
We also maintain a carrier grade voice network that is capable of delivering high-quality voice services to residential and SMB customers. We provide voice services to our legacy phone customers through a traditional, circuit-switched platform, which uses our fiber-optic backbone facilities with synchronous optical network (“SONET”) transport electronics to provide interconnection from the RCN local telephony switch to the telephony distribution electronics. Our circuit-switched voice network provides primary line service with full interconnection to the local emergency 911 centers and includes reserve batteries in the network or at the customers premise to provide backup power in the event of a commercial power outage. For our newer phone customers, including all new installations, we use a “digital phone” architecture that transmits data signals over our broadband network between the customer premises and the RCN local telephony switch, which then interfaces with the public switched telephone network. During 2009, we purchased a MetaSwitch SoftSwitch, to begin our migration to an all-IP telephony platform. Residential customers will see the benefits of an enhanced calling feature set, including advanced voicemail and messaging services, while SMB customers will have access to a full suite of business grade features, as well as Hosted IP PBX and SIP Trunking. We expect to begin deployment of the SoftSwitch platform during the second quarter of 2010 in our New York Market, with additional deployments expected in our remaining markets over the next two years.
Customer Service
Customer service is an essential element of our business. We provide customer support for routine customer technical and billing questions through third party outsourcing providers, which utilize domestic U.S. and international customer care professionals. More advanced customer questions and technical problems are handled by RCN employees, either in our centralized call center locations in Pennsylvania or the local markets we serve. We also provide certain customer service functions via the Internet.
Sales and Marketing
We sell our products through a variety of channels, including inbound and outbound telesales (which account for the majority of our sales), local direct sales representatives, customer care representatives, and our e-commerce platform. We use targeted marketing techniques to generate interest in our products, including direct mail (which accounts for the majority of our marketing spend), radio, television and print advertising, as well as local market promotions directed at specific multi-dwelling units and well-attended entertainment and sporting events. We also use search engine marketing and customer referrals to market our products. Since our serviceable area is typically smaller than the overall media footprint in the metro markets we serve, we tend to focus more on direct mail and targeted local tactics rather than broader sources of media.
Pricing of Our Products and Services
Our revenues are generated principally from the monthly fees paid by our customers for services we offer. We also earn revenue from fees for services other than our delivery of traditional video programming packages, such as Pay-Per-View services, certain subscription-based and transactional VOD offerings, and certain Internet broadband services. We price our services to promote sales of bundled packages, primarily through volume discounts and other promotions. An installation fee is generally charged to new and reconnected customers. We also charge monthly fees for customer premise equipment. We have historically increased our prices by varying amounts based upon the increase in costs of programming services we purchase from networks.
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

Our primary competition for video services consists of incumbent MSOs and ILECs named above in our metro markets, Service Electric in Lehigh Valley, PA, and the DBS providers, DirecTV and Dish Network. We also, to a lesser degree, compete with interactive broadband services, wireless and other emerging technologies that provide for the distribution and viewing of video programming, as well as home video products.
Our primary competition for voice and high-speed Internet services consists of incumbent MSOs and ILECs named above in our metro markets, Service Electric in Lehigh Valley, PA, Competitive Local Exchange Carriers (“CLECs”), VoIP service providers, and wireless providers.
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
RCN Metro Segment
In 2009, our RCN Metro segment generated approximately 25% of our consolidated revenues (see Note 15 “Financial Data by Business Segment” to our Consolidated Financial Statements). Through our RCN Metro segment, we offer commercial transport products and services to large enterprise and carrier customers. We distinguish RCN Metro in our markets by offering high-bandwidth, high-availability, diverse and redundant solutions for our customers, as well as superior customer service and technical responsiveness. Our RCN Metro network includes numerous unique fiber routes, making us an attractive provider of telecommunications services to critical customer locations that require redundant and diverse communications solutions.
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

RCN Metro Products
Our commercial product offerings include metro and intercity SONET, dense wavelength division multiplexing (“DWDM”), and Ethernet based transport services, co-location services, and IP services. Following the initiation of RCN Metro service to a customer in any building, we target other potential customers in that building to deliver higher margin, incremental products and services to multiple customers located in that building.
•	Transport Services: We provide SONET and Ethernet-based data transport services both within our metro markets and between cities over our intercity fiber network. Specific service offerings include: SONET Private Line services at bandwidth levels including DS-1, DS-3, OC-3, OC-12, OC-48, and OC-192; Wavelength (DWDM) services enabling flexible and scalable high-capacity transport at 1.25, 2.5 and 10 Gbps; and Ethernet services via dedicated, point-to-point as well as point-to-multipoint connectivity. We offer these services utilizing a variety of equipment platforms, enabling us to deliver services to customers in their preferred telecommunications architecture, including Cisco, Nortel, Lucent, and Ciena equipment.
•	Co-Location Services: We offer co-location services to our customers by maintaining secured and monitored technical space in the same facilities as several of our larger network operations locations. We offer full disaster recovery and data back-up capabilities in facilities that help assure maximum server and data availability, as well as customized monitoring, maintenance and hosting services, and provide cost-effective pricing for customers who desire to combine co-location and hosting services with our data transport services.
•	Internet Access: Our Internet access offerings include dedicated access services targeted at businesses that desire single or multipoint high-speed, dedicated connections to the Internet. Our dedicated Internet access service provides internet speeds of up to a Gigabit per second. We maintain numerous public and private peering arrangements with other Internet backbone networks in our geographic footprint.
RCN Metro Network
RCN Metro’s network is a fiber-based, highly redundant, survivable network optimized to deliver carrier grade telecommunications services to enterprise and carrier customers. The RCN Metro fiber-optic network is comprised of fiber owned by RCN and fiber leased from third party providers, typically under long-term leases.  The majority of RCN Metro’s fiber route miles are leased, while the majority of RCN Metro’s fiber strand miles are owned. In several of our markets, the majority of our commercial fiber cable deployed is placed in entirely separate conduit facilities from those of the incumbent service providers, providing a major competitive differentiator and selling point for our enterprise and carrier customers. In other cases, we utilize the rights-of-way provided by incumbent telecommunications and utility providers, or our own facilities in public rights-of-way. The acquisition of NEON substantially extended the reach of our RCN Metro network, adding intercity transport routes that extend from Maine to Virginia. Several of these newly added routes follow geographic paths that are diverse from the I-95 corridor along which many of the industry’s existing north-south telecommunications facilities traditionally follow.
A substantial majority of our RCN Metro revenue is earned using network routes and equipment that are distinct from our RCN and RCN Business Services network assets. We are able, however, to leverage the deeply penetrated fiber footprints of our RCN and RCN Business Services networks to deliver high-bandwidth enterprise and carrier products to additional locations. In addition, we maintain two separate RCN Metro network operations centers, staffed by telecommunications engineers and operations professionals trained specifically to support RCN Metro customers. Finally, the design, installation, support, and disconnection of RCN Metro services are performed by technicians trained specifically to work in our RCN Metro network environment. We utilize common back-office support services with our RCN and RCN Business Services units to obtain cost efficiencies while maintaining our focus on enterprise and carrier customers.
Our RCN Metro network was designed to provide highly redundant fiber facilities between key customer locations within the central business districts of the major cities and regions in which we operate. Our fiber network is comprised of approximately 10,000 miles of fiber cable routes, offering approximately 335,000 fiber miles of network capacity. Our services are delivered over fiber optic cable installed, monitored, and maintained entirely by RCN. We currently deliver fiber-based communications services to approximately 1,500 on-net locations, including connections to more than 144 ILEC central offices and 24 co-location facilities.
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
Pricing
Our RCN Metro services are typically priced on an individual case basis, although we maintain standard rates for certain products in existing locations. We strive to maintain pricing that is competitive with, or superior to, the prices available from competing telecommunications providers. Pricing is predominantly driven by a combination of the volume of business conducted by a customer with RCN Metro, the prevailing market rate for the applicable services, RCN Metro’s construction and other costs incurred to provide the services, and RCN Metro’s internal thresholds for return on capital investments.

Competition
Our RCN Metro business unit competes against the largest ILECs, CLECs, and other data transport providers, including Verizon Business, AT&T, Qwest, Level 3 Communications, and AboveNet. The ILECs, in particular, have significant advantages over RCN Metro, including greater capital resources, local networks in many markets where we do not have facilities, and longstanding customer relationships, particularly in buildings that we have not previously serviced. We also face competition from smaller competitive access providers, CLECs and other new entrants. We seek to distinguish our products by offering diverse network paths, redundancy, superior care and technical responsiveness, and value-added product offerings, such as co-location, tailored to the needs of our customers.
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
Regulation of Video Services
Cable Television Systems
Our cable television systems are subject to Federal regulation under the Communications Act of 1934, as amended by, among other things, the Cable Television Consumer Protection and Competition Act of 1992, and the Telecommunications Act of 1996 (the “Communications Act”). The Communications Act regulates, among other things, broadcast signal carriage requirements that allow local commercial television broadcast stations to require a cable system to carry the station. Local commercial television broadcast stations may elect once every three years to require a cable system to carry the station (“must-carry”), subject to certain exceptions, or to withhold consent and negotiate the terms of carriage (“retransmission consent”). A cable system generally is required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether under the must-carry or retransmission consent requirements of the Communications Act. The Communications Act also permits LFAs to require cable operators to set aside certain channels for public, educational and governmental (“PEG”) programming. Cable systems with 36 or more channels must also make available a portion of their channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator. Local non-commercial television stations are also given mandatory carriage rights. Our FCC licenses also include certain earth station radio licenses pursuant to which we operate our cable head-end equipment.
Because cable communications systems use local streets and rights-of-way, they are generally also subject to state and local regulation, typically imposed through the local franchising process and by local cable regulatory ordinances. The terms and conditions of state or local government franchises vary from jurisdiction to jurisdiction. Generally, they contain provisions governing franchise fees, monetary and in-kind contributions to PEG channels and services, franchise term, time limitations on commencement and completion of construction, system technical standards, and other conditions of service, including the number of PEG channels, the provision of free cable and/or broadband service to schools and other public institutions, liquidated damages and the maintenance of insurance and indemnity bonds, maintenance obligations, customer service standards, franchise renewal, sale or transfer of the franchise, use and occupancy of public streets, and types of cable services provided. LFAs may not award exclusive franchises within their jurisdictions. The Communications Act also provides that, in granting or renewing franchises, LFAs may establish requirements for cable-related facilities and equipment, but may not regulate video programming content other than in broad categories. From time to time a LFA may amend its local cable ordinances or we may disagree with a LFA as to our obligations under our franchise or the cable ordinance, the outcome of which could have a material effect on our results of operations.

We have approximately 121 cable franchises and open video system (“OVS”) agreements, permits and similar authorizations (“franchise agreements”) issued by local, state and federal government authorities.
OVS
In some jurisdictions, we provide cable television programming as an OVS provider pursuant to certificates issued to us by the FCC. The OVS framework is an alternative regulatory structure, established at the federal level, for operators providing multi-channel video service to subscribers. Although exempted by federal law from some of the regulations that apply to cable operators, the FCC rules require OVS operators to make channel capacity on the system available to unaffiliated video programming providers (“VPPs”). We have provided VPPs with notice of the opportunity to obtain capacity on our operational OVS systems, but to date no VPP has requested carriage on any of our systems. OVS networks, like cable systems, are also subject to local regulation for use of local streets and rights-of-way. We have entered into franchise or other agreements with each of the municipalities where we offer OVS services that provide for the payment of the fees and carriage of PEG channels required by the federal Communications Act. The terms and conditions of our OVS agreements vary from jurisdiction to jurisdiction, but generally contain provisions governing gross receipts fees, term, PEG channel and funding requirements, and other right-of-way management requirements similar to those in our cable franchises. Local cable ordinances may also regulate certain aspects of our OVS service, and OVS operators are also subject to the same requirements as cable operators with regard to retransmission consent and must-carry, carriage of non-commercial television stations, and certain other programming-related regulatory requirements, as well as other cable-related FCC regulations.
Cable and OVS Regulation
Our existing cable and OVS Franchise Agreements expire at varying times. Prior to the scheduled expiration of most Franchise Agreements, we initiate renewal proceedings with the granting authorities, and historically, our Franchise Agreements that have reached their expiration dates have been renewed or extended. The Communications Act provides for a cable license renewal process in which granting authorities may not unreasonably withhold cable franchise renewals. Our OVS authorizations are issued by the FCC, which would provide a forum for appeal if a LFA were to unreasonably withhold a renewal of an OVS agreement. Currently, several of our cable franchises in the eastern Pennsylvania and Boston markets and our New York City OVS agreement are beyond their stated expiration dates but are continuing under their existing terms and conditions during renewal negotiations. Although we cannot be certain that we will be able to renew these or other Franchise Agreements on acceptable terms, our experience and the experience of other cable providers has been that, absent any significant disputes as to compliance with the prior agreement, Franchise Agreements are generally renewed on substantially similar terms upon expiration by mutual agreement between the LFA and the provider.
The Communications Act limits franchise fees to 5% of gross revenues derived from the provision of cable services. Accordingly, most Franchise Agreements require us to pay the granting authority a fee of up to 5% of our gross cable service revenues earned in the franchised territory. We are entitled to and generally pass this fee through to our customers. In addition, franchises generally provide for monetary or in-kind capital contributions to support PEG services (“PEG Fees”). In our OVS markets, we are required to match the franchise and PEG Fees paid by incumbent operators. Those PEG Fees typically range from 1% to 3% of gross revenues or are assessed on a “per subscriber” basis and often include “in kind” services, such as the dedication of fiber facilities for use by the franchise authority and other PEG entities. However, certain jurisdictions have adopted flat rate contributions rather than a rate based on revenues or numbers of subscribers. In flat rate jurisdictions, we are at a cost disadvantage compared to larger cable systems that pay a lower effective per subscriber fee.
The FCC recently adopted an order that would place a cap of 5%, inclusive of all PEG Fees, on the fees paid by new cable entrants. A subsequent FCC order affords similar relief to existing operators, like RCN, at the time their existing franchise agreements are renewed. These orders may give new cable providers who may enter certain of our markets a temporary cost advantage over us and other existing cable operators, since the new entrants will pay a maximum of 5% and not have to contribute the additional PEG Fees and in-kind contributions assessed on existing operators in the market for the period until their current franchise agreements expire.
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

In addition, the FCC has adopted several “net neutrality” principles that assure access by consumers to their choice of Internet content, connection equipment, and applications without unreasonable restrictions by cable, broadband and other network providers. We are committed to compliance with the FCC’s net neutrality requirements. However, the FCC has undertaken a proceeding in which it will determine whether to adopt more comprehensive net neutrality rules and regulations that would affect the manner in which we manage our broadband network which, if adopted, could impose significant costs on us and restrict the manner in which we conduct our business. The FCC has received thousands of public comments on all sides of the issue and we cannot predict whether the FCC will adopt regulations or how, if adopted, they will affect our business.
The FCC is also undertaking a review of the broadband market in the United States pursuant to the American Recovery and Reinvestment Act of 2009 and developing a National Broadband Plan (“FCC Broadband Plan”) that will “seek to ensure that all people of the United States shall have access to broadband capability and shall establish benchmarks for meeting that goal.” The FCC’s report to Congress on its Broadband Plan is currently anticipated to be released in March 2010. One of the many areas that the FCC is investigating in connection with that Broadband Plan is whether and how it should encourage innovation in the market for video set-top boxes and other navigation devices that are able to access all types of video content, including cable and online Internet video streams. It is too soon to predict what impact if any the FCC’s Broadband Plan may have on our business.
In connection with the digital television (“DTV”) transition in which television stations converted to full digital broadcasting on June 12, 2009 (“DTV Transition”), the FCC is considering whether to require cable operators to carry more than one digital program stream from each of the broadcasters in their markets. If adopted, this would result in dedication of considerable additional channel capacity by cable operators to local broadcasters. The proposal, which would affect all of our markets, has been the subject of considerable debate and cable industry opposition at the FCC, and it is too soon to tell whether the FCC will adopt such a rule. If adopted, it would also affect all of our cable competitors and any such ruling would likely not have a disproportionate effect on our ability to compete with other cable operators in the market.
In addition to the FCC regulations previously discussed, there are other FCC cable regulations that directly affect the way that we operate our video businesses in areas such as: equal employment opportunity; syndicated program exclusivity; network program non-duplication; registration of cable systems; maintenance of various records and public inspection files; microwave frequency usage; lockbox availability; sponsorship identification; antenna structure notification; tower marking and lighting; carriage of local sports broadcast programming; application of rules governing political broadcasts; limitations on advertising contained in non-broadcast children’s programming; consumer protection and customer service; ownership and access to cable home wiring and home run wiring in multiple dwelling units (“MDUs”); indecent programming; programmer access to cable systems; programming agreements; technical standards; and consumer electronics equipment compatibility and closed captioning. Moreover, from time to time Congress may enact additional legislation that impacts the manner in which we conduct our business and our costs of doing so. For example, a bill has been introduced in the U.S. House of Representatives that would, if enacted, require the FCC to adopt volume control standards for commercials on broadcast, cable or other multichannel video programming platforms to keep them from being excessively loud. It is too early to predict whether that particular legislation or some form of it will ultimately be enacted into law, or what the effects would be on our business.
The FCC has the authority to enforce its regulations by imposing substantial fines, issuing cease and desist orders and/or imposing other administrative sanctions, such as revoking FCC licenses needed to operate transmission facilities often used in connection with cable operations.
Regulation of Information Services
Our broadband Internet access service and the other information services we offer using Internet protocol are not subject to extensive economic regulation, but are subject to laws regarding customer privacy, protection of minors, and other matters which vary by jurisdiction. Broadband Internet access providers, as well as voice services providers, are subject to federal laws requiring them to provide certain capabilities for intercepting and recording communications to authorized law enforcement agencies. Some federal, state, local and foreign governmental regulators are considering a number of legislative and regulatory proposals with respect to Internet user privacy, infringement, pricing and quality of products and services, and intellectual property ownership. The FCC is also reportedly considering extending obligations to contribute to the federal Universal Service Fund to some information services, possibly including some forms of Internet access, but has not yet announced any specific proposals.

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
The Communications Act gives us important rights to connect with the networks of ILECs in the areas where we operate. This law, among other things, requires ILECs to provide nondiscriminatory access and interconnection to potential competitors, such as CLECs, cable operators, wireless telecommunications providers and long distance companies. These obligations include the following:
•	Interconnection: Requires the ILECs to permit their competitors to interconnect with ILEC facilities at any technically feasible point in the ILEC’s network.
•	Reciprocal Compensation: Requires all ILECs and CLECs to complete calls originated by competing local exchange carriers under reciprocal arrangements at prices set by the FCC, PUCs or negotiated prices.
•	Access to Unbundled Network Elements: Requires ILECs to provide nondiscriminatory access to unbundled network elements (“UNEs”), including network facilities, equipment, features, functions and capabilities, at any technical feasible point within their networks, on nondiscriminatory terms, at prices based on the ILEC’s forward looking costs, which may include a reasonable profit.
•	Co-location of Equipment: Allows CLECs to install and maintain their own network equipment in ILEC central offices.
•	Resale: Requires the ILEC to establish wholesale “discounted” rates for services it provides to end-users at retail rates.
•	Number Portability: Requires all ILECs and CLECs to permit users of telecommunications services to retain existing telephone numbers without impairment of quality, reliability or convenience when switching from one telecommunications provider to another.
•	Dialing Parity: Requires the ILECs and CLECs to establish dialing parity so that all customers must dial the same number of digits to place the same type of call.
•	Access to Rights-of-Way: Requires all ILECs to permit competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.
Regulations promulgated by the FCC to implement these provisions of the law require local exchange carriers to provide competitors with access to UNEs at prices based on incremental cost studies. In orders released in 2003 and 2005, the FCC adopted significant changes to its UNE rules. Because we typically own or lease our own network rather than relying on the ILECs’ facilities, these changes have affected us less than they have some of our competitors.
The FCC in certain cases has agreed to forbear from applying its UNE requirements in certain geographic markets where it has determined that sufficient competition exists in the provision of local telecommunications services. To date, none of these decisions have affected markets in which we are operating. The FCC recently denied Verizon’s requests for forbearance in six markets, including Boston, New York, and Philadelphia, but this decision was remanded to the FCC by an appeals court for further consideration, and the FCC is expected to revise its ruling sometime in early 2010. We are unable to predict the outcome of this proceeding, or the potential effect a modification of the FCC order might have upon our operations in these markets.
We have interconnection agreements with Verizon, AT&T, and other ILECs serving the markets where they provide telephone service. These agreements, which are required under the terms of the Communications Act, are usually effective for terms of two or three years. As a general matter, these agreements provide for service to continue without interruption while a new agreement is negotiated. Most of the agreements also provide for amendments in the event of changes in the law, such as the regulatory and court decisions described above.
The FCC Broadband Plan, which is expected to be released in March 2010 and which will likely set forth a comprehensive set of regulatory proposals designed to improve the availability and affordability of broadband services to all consumers, regardless of location or economic status, may include proposed changes to many of the existing regulatory policies discussed in this section; however, until the Plan is released, we cannot predict how it may affect our business.

Reciprocal Compensation
Our interconnection agreements with ILECs entitle us to collect reciprocal compensation payments from them for local telephone calls that terminate on our facilities. In 2001, the FCC adopted rules limiting the compensation that we can collect for terminating dial-up Internet traffic, and it modified these rules in 2004 and re-affirmed them in November 2008, and its latest decision was upheld by a federal appeals court. Under these rules, the maximum rate for termination of this class of traffic was reduced in a series of steps to its current level of $.0007 per minute, which will remain in effect until further action by the FCC. Changes in the FCC rules due to court review, or on the FCC’s own initiative, could have a material effect on the amount of revenue we obtain from these payments but in any event would not have a material effect on consolidated revenue.
Access Charges
We pay access fees directly to local exchange carriers or indirectly to underlying long distance carriers for the origination and termination of our interstate and intrastate long distance voice traffic. Generally, intrastate access charges are higher than interstate access charges. Therefore, to the degree access charges increase or a greater percentage of our long distance traffic is intrastate, our costs of providing long distance services will increase. When providing local telephone service, we also bill access charges to long distance providers for the origination and termination of those providers’ long distance calls. Accordingly, we benefit from the receipt of intrastate and interstate long distance traffic. The FCC and several states, including New York, Massachusetts, Pennsylvania, and Maryland, have adopted rules prohibiting competitive carriers like us from imposing access charges that are greater than those of the ILEC in a service area. The FCC currently is considering public comments on a proposal to substantially reduce both access charges and reciprocal compensation payments over a period of several years. It is not known yet when the FCC will act on this proposal, or whether it will adopt any portion of it. Because we both make payments to and receive payments from other carriers for exchange of local and long distance calls, the FCC’s ultimate determination may have a material effect upon our business.
Special Access
The FCC is investigating the prices charged by large ILECs for leased, dedicated facilities (such as T-1 and DS-3 lines), which are known as “special access” services. We sometimes purchase these services to supplement our own network facilities; however, RCN Metro also provides services that compete against ILEC special access services. Changes in special access pricing therefore may affect us in ways that are difficult to predict. We cannot predict when the FCC may resolve this investigation or whether it will result in material changes in prices.
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

Digital Phone
For all new installations we use a “digital phone” architecture that transmits data signals over our broadband network between the customer premises and an RCN switch for carriage to and from the public switched telephone network (“PSTN”). Our legacy phone customers use our circuit-switched architecture. The FCC currently is investigating what, if any, regulatory requirements should apply to the provision of telephone service over Internet facilities, and whether regulation of this service should differ from regulation of traditional telephone service. Although we consider this a facilities-based service where phone calls transit through the PSTN rather than through the public Internet, the FCC classifies this as a VoIP service for emergency 9-1-1 reporting. The FCC has adopted rules requiring providers of VoIP services that are interconnected to the public switched telephone network to comply with many of the same regulatory obligations as traditional telephone carriers, including among other things providing all customers with emergency 9-1-1 dialing service with certain capabilities, paying various regulatory fees, and installing network capabilities required by law enforcement agencies for interception of communications pursuant to the Communications Assistance for Law Enforcement Act. Because we operate as a regulated telephone carrier, our digital phone service was already required to comply with these obligations and we did not incur any additional burdens as a result of the FCC orders.
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
Other Regulatory Issues
Digital Set-Top Box Regulation
Currently, most subscribers access video services through a leased set-top box that integrates programming security features we need to prevent theft of our signals with the channel navigation function of the box. The FCC adopted regulations that became effective on July 1, 2007 that require the distribution of set-top boxes that separate the security features from the channel navigation features to further its policy of permitting subscribers to use equipment provided by third parties to obtain the services we deliver. We obtained successive waivers so that we could continue to deploy our most basic non-compliant set-top box until December 31, 2009. As of January 1, 2010, all new set-top boxes that we deploy must comply with the separate security requirements and therefore, our most basic set-top box will be more costly. Although the rule also affects the costs of all of our cable competitors, it is possible that we could be disproportionately affected if our larger competitors, who have significantly greater volume purchasing power, are able to negotiate volume discounts on equipment purchases not available to RCN.
Right-of-Way Access
The City of New York has imposed a right-of-way fee on our gross revenue for telecommunications services that is in addition to the gross revenues fees we pay pursuant to our OVS agreement. Although the City of New York imposes a similar fee on the telecommunications services offered by our CLEC competitors, the fee has the effect of raising our costs as compared to Verizon and our incumbent cable competitors, who are not currently subject to the fee.

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
Program Access
Section 628 of the Federal Communications Act currently precludes any cable operator or satellite video programmer affiliated with a cable company or with a common carrier providing satellite-delivered video programming directly to its subscribers, from favoring an affiliated company over competitors. In certain circumstances, programmers are required to sell their programming to other multi-channel video distributors. The law and related FCC rules also limit the ability of program suppliers affiliated with cable companies to offer exclusive programming arrangements to their affiliates. In addition, the FCC recently decided to extend, on a case-by-case complaint basis, the program access obligations to regional sports networks that are terrestrially delivered, including high definition programming for which standard definition programming is made available, and, where the denial of other types of local programming is shown to pose a significant hindrance to competition, the FCC will also consider mandating access to such programming. Unless the FCC decides to further extend these requirements, however, the law and related FCC regulations are currently scheduled to sunset in 2012, and, with respect to terrestrially-delivered programming our ability to obtain ‘must have’ programming before that time will be dependent upon our being able to prevail in an FCC complaint proceeding. We therefore do not have guaranteed future access to certain programming that is highly desirable to our customers, which could materially impact our ability to compete effectively in our markets. In addition, these statutory and regulatory limitations do not cover programming that is distributed by programming suppliers who are not affiliates of cable operators.
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
We are also at times precluded from serving an MDU because the owner has entered into an exclusive agreement with another provider. In some instances, these exclusive agreements are perpetual. The FCC recently prohibited cable operators from enforcing such exclusive access contracts for the provision of video service in MDUs and from entering into such contracts in the future. The order does not go so far as to require that MDU owners allow access to other operators, but there are mandatory building access statutes in several of the states in which we operate that give us that right, including New York, Massachusetts, the District of Columbia, Illinois, and Pennsylvania. As a result, we expect that the FCC order prohibiting the enforcement of exclusive access agreements will not have a negative impact on us, as we have not had the ability to enter into such exclusive contracts over the vast majority of our operating footprint, but rather will have a positive impact insofar as it prohibits our competitors from enforcing and entering into new exclusive agreements.
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
Furthermore, Massachusetts recently enacted data privacy requirements for the protection of personal information about the residents of the Commonwealth of Massachusetts. Pursuant to these requirements, RCN is required to have an information security program in place with designated employees to oversee the program and regular internal audits of the program. We have implemented company-wide measures to comply with the Massachusetts data privacy requirements.
Red Flag Rules
RCN maintains accounts for, and collects in arrears certain fees and charges from, residential customers. As a result, under the Federal Trade Commission’s (“FTC”) recently enacted Red Flag Rules, RCN is a creditor that must comply with certain requirements designed to prevent, detect and mitigate identity theft on residential and certain other customer accounts. The Red Flag Rules require that creditors establish and implement an Identity Theft Prevention Program and take certain other measures to prevent, detect and mitigate identity theft. FTC enforcement of the Red Flag Rules will commence as of June 1, 2010. We are implementing company-wide measures designed to ensure compliance with the Red Flag Rules, but cannot assure you that we will not be subject to enforcement action arising during the implementation of these measures or thereafter.
Employees
As of December 31, 2009, we had approximately 1,500 employees, substantially all of which are full-time. Approximately 83% of these employees are associated with the RCN and RCN Business Services Segment. None of the employees are covered by a collective bargaining agreement.

ITEM 1A.	RISK FACTORS
We have a history of net losses and we emerged from Chapter 11 reorganization in 2004.
In each period since we emerged from bankruptcy in 2004, we have incurred net losses. For 2009, 2008 and 2007, we have reported net losses of $28.6 million, $70.7 million and $152.0 million, respectively. Our net losses are principally attributable to insufficient revenue to cover our operating expenses, which we expect will remain significant.
Our markets are highly competitive, and many of our competitors have significant advantages. We may not be able to respond quickly or effectively to changes in the competitive environment, which could have a material adverse impact on our results of operations and financial position.
In each of our markets we face significant competition from incumbent MSOs and ILECs, CLECs, VoIP service providers, and wireless providers. Many of these competitors have numerous advantages, including:
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

In particular, we face increasing competition from incumbent telephone companies. For example, Verizon and other competitors now offer video services in several of our service areas and are expected to continue deploying video services in most of our remaining service areas in the next several years. Incumbent telephone companies’ competitive position has been improved by recent operational, regulatory and legislative advances. The attractive demographics of our major urban markets make many of our service areas desirable locations for investment in video distribution technologies by both incumbents and new entrants. By the nature of our relatively mature markets, the introduction of a viable new entrant will increase competitive intensity, leading to downward pricing pressure on, and customer losses for, the prior market competitors. For example, during 2008 and 2009, while we grew revenue on a consolidated basis, we lost video connections, customers and revenue in the geographic areas where Verizon offered video service. While these declines did not have a material impact on our consolidated results of operations, we cannot predict the extent to which increased competition, particularly from large incumbents, will impact our results of operations in the future.
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
As discussed in greater detail above, federal, state and local governments extensively regulate the cable industry and the telephone services industry and are beginning to regulate certain aspects of the Internet services industry. There are numerous proceedings pending before the FCC, state PUCs and state and federal courts that may materially affect the way we do business. For example, Congress, the FCC, and some states are considering various regulations and legislation pertaining to “network neutrality,” digital carriage obligations, digital set top box requirements, program access rights, digital telephone services, and changes to the pricing at which we interconnect exchange traffic with other telephone companies, any of which may materially affect our business operations and costs. With respect to VoIP services, the FCC is considering whether it should impose additional VoIP E911 obligations on interconnected VoIP providers, including a proposed requirement that interconnected VoIP providers automatically determine the physical location of their customer rather than allowing customers to manually register their location. Also, the FCC continues to evaluate alternative methods for assessing USF charges. We cannot predict what actions the FCC or state regulators may take in the future, nor can we determine the potential financial impact of those possible actions.
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
We depend on third party suppliers and licensors to provide some of the hardware, software and operational support functions underlying some of our services. We obtain these goods and services from a limited number of vendors, and in certain cases, rely on a single vendor in order to maximize our volume-based purchasing discounts. If demand exceeds these vendors’ capacity or if these vendors experience operating or financial difficulties, or are otherwise unable to provide the goods and services we need in a quality, timely manner and at reasonable prices, our ability to provide some services might be materially adversely affected. The need to procure or develop alternative sources of the affected goods or services might delay our ability to serve our customers. These events could materially and adversely affect our ability to retain and attract customers, and have a material negative impact on our operations, business, results of operations and financial condition.
In the event of a substantial failure or disruption of our network or information systems, or loss of key facilities, we may not be able to fully recover our services for an extended period, which would adversely affect our financial position and future results of operations.
Our disaster recovery framework to control and address systems and key facilities risks may not provide for timely recovery of our primary service delivery capability and information systems functions in any of our key geographic markets in the event of a catastrophic event or loss of major systems capabilities, including those arising from abusive or malicious Internet activities. We may incur substantial costs, delays and customer complaints before restoring our primary business if such a catastrophic failure was to occur. In the event of a disaster impairing our primary service delivery and operational capabilities, we would expect to experience a substantial negative effect on our results of operations and financial condition.
Programming costs have risen in past years and are expected to continue to rise, and we may not be able to pass such programming costs through to our customers, which could adversely affect our cash flow and operating margins.
The cost of obtaining programming is the largest operating cost associated with providing our video service. These costs have increased each year, and we expect them to continue to increase, especially the costs associated with sports programming. Programming costs may also be impacted by certain consolidations as cable systems acquire certain programming channels. The terms of many of our programming contracts are for multiple years and provide for future increases in the fees we must pay. In addition, local over-the-air television stations are increasingly seeking substantial fees for retransmission of their stations over our cable networks. Historically, we have absorbed increased programming costs in large part through increased prices to our customers. We cannot assure you that competitive and other marketplace factors will permit us to continue to pass through these costs, particularly as an increasing amount of programming content is available via the Internet at little or no cost. Despite our efforts to manage programming expenses, we cannot assure you that the rising cost of programming will not adversely affect our cash flow and operating margins. In addition, programming costs are generally related directly to the number of subscribers to which the programming is provided. Larger cable and DBS systems generally pay lower per subscriber programming costs than we do. This cost difference can cause us to suffer reduced operating margins as prices decrease, while our competitors will not suffer similar margin compression due to their generally lower costs. In addition, as programming agreements come up for renewal, we cannot assure you that we will be able to renew these agreements on comparable or favorable terms. To the extent that we are unable to reach acceptable agreements with programmers, we may be forced to remove programming from our line-up, which could result in a loss of customers and materially adversely affect our results of operations and financial condition.
Our business is highly susceptible to changes in general economic conditions, and any significant downturn in the U.S. economy as a whole, or in any geographic market in which we provide services, could substantially impact our sales, customer churn, bad debt and collections, and overall results of operations.
While our customers generally place a high value and priority on the services we provide, customers could reevaluate their expenditures on these services in times of uncertainty and hardship, which could cause them to cancel all or portions of our services, respond more quickly to price-based promotions from our competitors, and delay or suspend the payment of their monthly bills. As a result, given the prevailing economic conditions in the markets where we operate, and in the event of a further downturn in general economic conditions, our results of operations could be negatively impacted, and the impact could be more severe for us than for our larger competitors or for those businesses that deliver products or services that customers deem to be higher in priority. If general economic conditions worsen, we may not be able to continue to deliver customer and revenue growth, or manage bad debt and collections effectively, any of which could cause a material adverse impact on our operations, business, results of operations and financial condition.

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
Turnover among our executive officers and key employees could result in our inability to continue performing certain functions and completing certain initiatives in accordance with our existing budgets and operating plans.
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
As of December 31, 2009, we had approximately $1.5 billion of usable federal net operating loss carryforwards for U.S. income tax purposes that begin to expire in 2022. Our ability to use these net operating losses can be negatively impacted if there is an “ownership change” as defined in Section 382 of the Internal Revenue Code. In general, this would occur if shareholders that each own 5 percent or more of the Company in the aggregate were to own 50 percentage points more than the lowest amount they owned in the previous three year period. In the event an “ownership change” were to occur, our ability to utilize these net operating losses could be significantly limited and could cause us to pay cash federal income taxes much sooner than currently anticipated.
We and our subsidiaries have had, and may in the future incur, a significant amount of indebtedness, which could adversely affect our financial position and our ability to react to changes in our business.
We currently have a significant amount of debt, and may (subject to applicable restrictions in our debt instruments) incur additional debt in the future. As of December 31, 2009, our total debt was approximately $735.3 million and our interest expense based on the aggregate debt outstanding and interest rates in effect on such date, is anticipated to be approximately $37 million in 2010. Our credit agreement includes a variety of covenants that require us to dedicate a significant portion of our cash flow from operating activities to make payments on our debt, thereby reducing our funds available for working capital, capital expenditures, and other general corporate expenses.
We have experienced negative cash flow in the past and may not be able to achieve or sustain operating profitability in the future. In light of these losses, we cannot guarantee that we will be able to reduce our level of indebtedness or generate sufficient cash flow to service our debt and meet our capital expenditure requirements. If we cannot do so, we would need to seek additional financing, reduce our capital expenditures or take other steps, such as disposing of assets. We cannot assure you that financing would be available on acceptable terms or that asset sales could be accomplished on acceptable terms.
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
These requirements may affect our ability to finance future operations or to engage in other beneficial business activities. These restrictions may also limit our flexibility in planning for, or reacting to, changes in market conditions and cause us to be more vulnerable in the event of a downturn in our business. If we violate any of these restrictions, we could be in default under our credit agreement and our creditors could seek to accelerate our repayment obligations and/or foreclose on our assets, either of which would materially and adversely affect our financial position.

Future sales of our common stock could adversely affect the price of our stock and our ability to raise capital.
A significant portion of our outstanding common stock is held by institutions, which own large blocks of our shares. Due to the relatively low trading volume in our stock, a decision by any of these investors to sell all or a portion of their holdings could cause our stock price to drop significantly, or cause significant volatility in our stock price. In addition, we have a significant number of shares that we are obligated to issue or that will become available for resale in the future, including warrants that are currently exercisable for 8,018,276 shares of our common stock at a per share price of $16.72 (see Note 11 to the Consolidated Financial Statements).
Failure to consummate our proposed merger could negatively impact our stock price, business and financial results.
On March 5, 2010, we entered into a merger agreement with entities controlled by a private equity fund associated with ABRY Partners. Consummation of the merger is subject to various conditions, including the receipt of stockholder approval, regulatory approvals, separation of our Residential/SMB and RCN Metro segments, and satisfaction of other customary closing conditions. The announcement of the proposed merger, whether or not consummated, may result in a loss of key personnel and may disrupt our sales and marketing or other key business activities, which may have an impact on our financial performance. The merger agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed merger, but includes certain contractual restrictions on the conduct of our business that may affect our ability to execute on our business strategies and attain our financial goals. Until the proposed merger is consummated, there may be continuing uncertainty for our employees, customers, suppliers and other business partners, which could negatively impact our business and financial results.
We cannot predict whether the closing conditions for the proposed merger set forth in the merger agreement will be satisfied. As a result, we cannot assure you that the proposed merger will be completed. If the closing conditions for the proposed merger set forth in the merger agreement are not satisfied or waived pursuant to the merger agreement, or if the transaction is not completed for any other reason, the market price of our common stock may decline. In addition, if the proposed merger does not occur, we may be required to pay a termination fee if the merger agreement is terminated under certain circumstances, and we will nonetheless remain liable for significant expenses that we have incurred related to the transaction.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None

ITEM 2.	PROPERTIES
Real Estate
As of December 31, 2009, we leased 104 facilities, including 90 technical and 14 non-technical facilities, which encompassed approximately 659,000 and 329,000 square feet, respectively, to support our operations. These leases are typically non-cancelable with terms ranging from one to 20 years. We also currently own seven technical facilities, which encompass approximately 58,700 square feet. Thirty-three of the leased facilities and three of the owned facilities are used by our RCN Metro segment in their operations. We lease our corporate office space in Herndon, VA.
We believe that our properties are generally in good operating condition and are suitable for our business operations.

ITEM 3.	LEGAL PROCEEDINGS
We are party to various legal proceedings that arise in the normal course of business. In the present opinion of management, none of these proceedings, individually or in the aggregate, are likely to have a material adverse effect on our consolidated financial position or consolidated results of operations or cash flows. However, we cannot provide assurance that any adverse outcome would not be material to our consolidated financial position or consolidated results of operations or cash flows.

ITEM 4.	RESERVED
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
RCN’s shares are traded on the NASDAQ under the symbol “RCNI”.

The tables below set forth, on a per share basis for the periods indicated, the closing high and low bid prices for RCN’s common stock as reported on the NASDAQ. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Period	High Price	Low Price
2009
First Quarter	$6.00	$3.13
Second Quarter	$6.26	$3.75
Third Quarter	$9.85	$5.69
Fourth Quarter	$11.05	$8.10

Period	High Price	Low Price
2008
First Quarter	$15.09	$9.85
Second Quarter	$12.51	$10.48
Third Quarter	$13.91	$10.82
Fourth Quarter	$11.61	$5.04
On March 5, 2010, the last reported sale price of RCN’s common stock was $15.15 per share and the number of stockholders of record was six. This does not include those stockholders who hold shares in street name accounts.
Purchases of Equity Securities

			(c) Total Number
			of Shares	(d) Approximate
			Purchased as Part	Dollar Value of Shares
		(b) Average	of Publicly	That May Yet Be
	(a) Total Number of	Price Paid per	Announced	Repurchased Under
	Shares Purchased	Share	Program (1)	the Program (2)
Prior to 4th Qtr 2009			2,446,005	7,948,155
10.1.09 – 10.31.09	66,287	$9.06	2,512,292	7,347,563
11.1.09 – 11.30.09	74,523	$8.48	2,586,815	6,715,495
12.1.09 – 12.31.09	40,802	$9.25	2,627,617	6,337,941

(1)	Our repurchase plan was established in 2007 and authorizes the repurchase of up to $25 million of our shares of common stock. The repurchase plan does not have a specified expiration date.

(2)	The approximate dollar value of shares that may yet be repurchased under the program shown in the schedule above includes commissions paid.
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

Description of RCN Corporation’s Equity Securities
As contemplated in RCN’s 2004 Plan of Reorganization, RCN issued Convertible Notes, which, pursuant to their terms, were convertible into approximately five million shares of RCN common stock, subject to certain limitations. All such Convertible Notes were repurchased by RCN in May 2007 as part of our recapitalization initiative. As part of the consideration for the purchase of such Convertible Notes, RCN issued to former holders of such Convertible Notes warrants to purchase 5,328,521 shares of RCN common stock at an exercise price of $25.16 per share (subject to adjustment). Following the adjustments caused by the special cash dividend (see Note 11 to the Consolidated Financial Statements), the warrants are currently exercisable for approximately 8,018,276 shares of common stock at an exercise price of $16.72. All of these warrants were outstanding as of December 31, 2009 and expire on June 21, 2012.
As of December 31, 2009, RCN has reserved for issuance under the RCN Stock Compensation Plan (the “Stock Plan”) 8,327,799 shares of our common stock, to be issued in connection with the exercise of equity compensation grants made to RCN’s directors, officers, and employees. The remaining information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Form 10-K.
RCN STOCK PERFORMANCE
The graph below compares the cumulative total shareholder return on Common Stock for the five years ended December 31, 2009, with the cumulative total return of the NASDAQ Composite and the NASDAQ Telecommunications Index over the same period. The graph assumes $100 was invested on December 21, 2004 in the Common Stock and $100 was invested on the same date in each of the NASDAQ Composite and the NASDAQ Telecommunications Index. Note that historic stock price performance is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA
The table below presents the selected financial data from the Company’s audited Consolidated Financial Statements for the years 2005 through 2009.
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

	2009	2008	2007(1)	2006(2)	2005
	(dollars in thousands, except per share amount)
Revenues	$763,770	$739,243	$636,097	$585,476	$530,412
Loss from continuing operations	(28,618)	(70,726)	(169,642)	(14,320)	(138,731)
Basic loss from continuing operations per common share	$(0.80)	$(1.91)	$(4.58)	$(0.39)	$(3.85)
Dividends declared per share	—	—	9.33	—	—
Total assets	$970,451	$1,016,763	$1,097,889	$975,381	$1,253,940
Total debt	735,255	742,607	744,945	202,792	492,097

(1)	The results of operations from NEON (see Item 7) are included in the above financial information from the date of acquisition (November 13, 2007) and all periods thereafter.

(2)	The results of operations from Consolidated Edison Communications Holding Company, Inc. (“CEC”) are included in the above financial information from the date of acquisition (March 17, 2006) and all periods thereafter.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with RCN’s Consolidated Financial Statements and related notes thereto beginning on page F-1. Reference is made to “Cautionary Statements Regarding Forward-Looking Statements” on page 2 of this Annual Report on Form 10-K (the “Annual Report”), which describes important factors that could cause actual results to differ from expectations and non-historical information contained in this Annual Report.
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
Overview
RCN is a competitive broadband services provider, delivering all-digital and high-definition video, high-speed internet and premium voice services to Residential and Small and Medium Business (“SMB”) customers under the brand names of RCN and RCN Business Services, respectively. In addition, through our RCN Metro Optical Networks business unit (“RCN Metro”), we deliver fiber-based high-capacity data transport services to large commercial customers, primarily large enterprises and carriers, targeting the metropolitan central business districts in our geographic markets. We construct and operate our own networks, and our primary service areas include: Washington, D.C., Philadelphia, Lehigh Valley (PA), New York City, Boston and Chicago.
Subsequent to the Company’s acquisition of NEON Communications Group, Inc. (“NEON”) in November 2007, management reorganized RCN’s business into two key segments: (i) Residential/SMB and (ii) RCN Metro. There is substantial managerial, network, operational support and product overlap between the Residential and SMB businesses and, as a result, we had historically reported these two businesses as one segment. RCN Metro, however, is managed separately from the other two business units, with separate network operations, engineering, and sales personnel, as well as separate systems, processes, products, customers and financial measures. Management of the Company’s two key businesses is unified only at the most senior executive levels of the Company. Therefore, beginning with the results of operations for 2008, the financial results of the RCN Metro business unit are reported as a separate segment in accordance with the requirements of FASB ASC Topic 280 and applicable SEC regulations. All prior period amounts in this Report have been restated to present the results as two separate reportable segments. For financial and other information about our segments, refer to Item 8, Note 15 to our Consolidated Financial Statements included in this Annual Report.
All of the Company’s operations are in the United States. Our Residential/SMB segment, which serves approximately 429,000 Residential and SMB customers generated approximately 75% of our consolidated revenues and the RCN Metro segment generated approximately 25% for 2009.
Basis of Reporting
Following is a discussion of the key factors that have affected the Company’s business over the last three fiscal years. This commentary should be read in conjunction with the Company’s Consolidated Financial Statements, Selected Financial Data and the remainder of this Form 10-K.
Key Transactions
In November 2007, we completed the acquisition of NEON, a network transport services provider to carrier and enterprise customers in the New England and mid-Atlantic regions. NEON had a fiber optic network that consisted of approximately 4,800 route miles, over 230,000 fiber miles, 22 co-location facilities, and more than 200 points of presence from Maine to Virginia. We paid a purchase price of $5.15 per share of NEON common stock, or total consideration of approximately $255 million. Including transaction costs, the total purchase price for NEON was approximately $260 million. We funded the transaction with a combination of proceeds from an additional $200 million term loan under our existing credit agreement, a draw of approximately $25 million under our existing $75 million line of credit and cash on hand.

In March 2007, we completed the sale of our San Francisco, California assets to an affiliate of Astound Broadband LLC, a subsidiary of Wave Broadband LLC (“Wave”). Separately, we decided to exit the Los Angeles, California market during 2007. Accordingly, the accompanying audited consolidated results of operations and statements of cash flows for all periods presented in this Annual Report include the results for these two markets as discontinued operations. There were no assets and liabilities related to these markets on the consolidated balance sheets at December 31, 2009 and 2008.
In 2007, we completed a recapitalization initiative in which we repaid all of our then outstanding debt, totaling approximately $199 million, and paid a special cash dividend of $9.33 per share, totaling approximately $347 million, utilizing the proceeds of a new $595 million revolving credit and term loan agreement.
Critical Accounting Policies and Estimates
The preparation of the Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. Management periodically assesses the accuracy of these estimates and assumptions. Actual results could differ from those estimates. Estimates are used when accounting for various items, including but not limited to allowances for doubtful accounts; investments; derivative financial instruments; asset impairments; certain acquisition-related liabilities; programming-related liabilities; revenue recognition; depreciation and amortization; income taxes; exit and restructuring costs; and legal and other contingencies. Estimates and assumptions are also used when determining the allocation of the purchase price in a business combination to the fair value of assets and liabilities and determining related useful lives.
Refer to Note 2 to our Consolidated Financial Statements for a more complete discussion of all of the Company’s significant accounting policies.
Results of Operations
The comparability of our results of operations for 2008 with earlier periods is significantly impacted by the acquisition of NEON in November 2007, the sale of our San Francisco, California assets in March 2007, and the subsequent exit of our operations in the Los Angeles, California market during 2007. The accompanying consolidated results of operations and statements of cash flows for all periods presented in this Annual Report include the results for the two California markets as discontinued operations. NEON results are included in our consolidated results subsequent to the closing date of November 13, 2007. To provide better comparisons of operating results in light of the NEON transaction, the discussion below provides certain pro forma amounts, in addition to actual results, when comparing 2008 to 2007. Pro forma basis means that the results are discussed as if NEON was owned throughout the periods presented including the impact of adjustments made to eliminate certain deferred revenue amortization and transaction related costs from historical NEON results.
The Consolidated Financial Statements include the accounts of RCN and its consolidated subsidiaries. All intercompany transactions and balances among consolidated entities have been eliminated.

The financial information presented in the table below comprises the audited consolidated financial information for 2009, 2008 and 2007.

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Revenues	$763,770	$739,243	$636,097
Costs and expenses:
Direct expenses	275,240	264,219	224,770
Selling, general and administrative (including stock-based compensation of $10,228, $13,335 and $33,206)	279,916	294,100	288,426
Exit costs and restructuring charges	575	2,314	8,194
Depreciation and amortization	193,273	198,915	196,066

Operating income (loss)	14,766	(20,305)	(81,359)
Investment income	395	2,880	9,424
Interest expense	(42,344)	(53,301)	(34,510)
Loss on the early extinguishment of debt	—	—	(63,795)
Other expense, net	(363)	—	(451)

Loss before income taxes	(27,546)	(70,726)	(170,691)
Income tax expense (benefit)	1,072	—	(1,049)

Net loss from continuing operations	(28,618)	(70,726)	(169,642)
Income from discontinued operations, net of tax	—	—	1,684
Gain on sale of discontinued operations, net of tax	—	—	15,921

Net loss	$(28,618)	$(70,726)	$(152,037)

Consolidated Operating Results
Consolidated Revenues
Consolidated revenue increased $24.5 million, or 3.3%, in 2009 compared to 2008, primarily due to higher transport revenues in the RCN Metro segment and a slight increase in the average number of customers from 2008 to 2009 in the Residential/SMB segment.
Consolidated revenue increased $103.1 million, or 16.2%, in 2008 compared to 2007, largely due to the acquisition of NEON. In 2007, the Company recorded a $4.4 million benefit related to a reciprocal compensation agreement. On a pro forma basis, and excluding the $4.4 million benefit, consolidated revenue increased $43.2 million, or 6.2%, in 2008 as compared to the same period in 2007, primarily due to an increase in the number of customers in the Residential/SMB segment and higher transport revenues in the RCN Metro segment.
Consolidated Direct Expenses
Consolidated direct expenses increased $11.0 million, or 4.2%, in 2009 compared to 2008. Direct expenses include net benefits from favorable settlements with voice and data network providers related to ordinary course network cost disputes totaling $4.0 million during 2009 and $1.9 million during 2008. Excluding these benefits, consolidated direct expenses increased $13.1 million, or 4.9%, in 2009 compared to 2008, primarily due to an increase in the average programming cost per subscriber in the Residential/SMB segment as well as added costs associated with the increase in revenue in the RCN Metro segment.
Consolidated direct expenses increased $39.4 million, or 17.6%, in 2008 compared to 2007, primarily due to the acquisition of NEON. On a pro forma basis, consolidated direct expenses increased $14.2 million, or 5.7%, in 2008 compared to 2007 as a result of an increase in the average programming cost per subscriber in the Residential/SMB segment and an increase in customers and revenue in the RCN Metro segment as well. Direct expenses also include net benefits from favorable settlements with voice and data network providers related to ordinary course network cost disputes totaling $1.9 million and $2.2 million in 2008 and 2007, respectively.
Consolidated Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses (“SG&A”) decreased $14.2 million, or 4.8%, in 2009 compared to 2008. Excluding stock-based compensation, SG&A expense decreased $11.1 million, or 4.0%, in 2009 compared to 2008, primarily reflecting (i) the results of the investments made in 2008 and 2009 to improve the long-term productivity and effectiveness of field operations, and the marketing and sales functions in the Residential/SMB segment, which were partially offset by increases in property tax and collections expense and (ii) synergies associated with the integration of the NEON business acquired in November 2007 in the RCN Metro segment. In addition, SG&A expenses decreased by $2.2 million in 2009, as compared to 2008, due to the suspension of the Company’s matching contribution to the 401(k) plan in the beginning of the second quarter of 2009.
Consolidated SG&A increased $5.7 million, or 2.0%, in 2008 compared to 2007, primarily due to the acquisition of NEON partially offset by a decrease in stock-based compensation expense of $19.9 million. On a pro forma basis, and excluding stock-based compensation, SG&A increased by $1.2 million, or 0.4%, in 2008 compared to 2007, reflecting increases in bad debt expense, property taxes and legal costs, partially offset by a decline in certain general and administrative expenses, primarily due to the integration and synergies achieved through the NEON acquisition.

Segment Operating Results
To measure the performance of our operating segments, we use operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges. This measure eliminates the significant level of non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations, as well as non-cash stock-based compensation and other special items such as exit costs and other restructuring charges. We use this measure to evaluate our consolidated operating performance and the performance of our operating segments, and to allocate resources and capital. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use this metric to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP in the business segment footnote to our consolidated financial statements (see Note 15). You should not consider this measure a substitute for operating income (loss), net income (loss), net cash provided by operating activities or other measures of performance or liquidity we have reported in accordance with U.S. GAAP.
Residential/SMB Segment Operating Results

	Year Ended December 31
			Fav(unfav)		Fav(unfav)
	2009	2008	Var%	2007	Var %
	(in thousands)
Revenue:
Video	$311,860	$294,650	5.8%	$271,330	8.6%
Data	140,816	142,704	(1.3)%	133,406	7.0%
Voice	107,791	114,386	(5.8)%	117,477	(2.6)%
Recip Comp/Other	13,590	16,191	(16.1)%	24,050	(32.7)%

Total Revenue	574,057	567,931	1.1%	546,263	4.0%
Direct expenses	206,307	199,367	(3.5)%	190,093	(4.9)%
Selling, general and administrative (excluding stock-based compensation)	212,395	223,143	4.8%	220,700	(1.1)%

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$155,355	$145,421	6.8%	$135,470	7.3%

Reconciliation to Operating Loss

	2009	2008	2007
	(in thousands)
Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$155,355	$145,421	$135,470
Less: Stock-based compensation	7,676	10,364	28,205
Less: Depreciation and amortization	158,036	167,532	183,855
Less: Exit costs and restructuring charges	674	1,602	8,089

Operating loss	$(11,031)	$(34,077)	$(84,679)

Residential/SMB Metrics

	2009	2008	2007
Video RGUs (1)	364,000	366,000	358,000
Data RGUs (1)	312,000	302,000	285,000
Voice RGUs (1)	223,000	244,000	250,000

Total RGUs (1)	899,000	911,000	893,000
Customers (2)	429,000	428,000	416,000
ARPC (3)	$110	$110	$109

(1)	Revenue Generating Units (“RGUs”) are all video, high-speed data, and voice connections provided to residential households and SMB customers. Dial-up Internet and long distance voice services are not included. Additional telephone lines are each counted as an RGU, but additional room outlets for video service are not counted. For bulk arrangements in residential multiple dwelling units (“MDUs”), including dormitories, the number of RGUs is based on the number of video, high-speed data and voice connections provided and paid for in that MDU. Commercial structures such as hotels and offices are counted as one RGU regardless of how many units are in the structure. Delinquent accounts are generally disconnected and no longer counted as RGUs after a set period of time in accordance with our credit and disconnection policies. RGUs may include customers receiving some services for free or at a reduced rate in connection with promotional offers or bulk arrangements. RGUs provided free of charge under courtesy account arrangements are not counted, but additional services paid for are counted.

(2)	A “Customer” is a residential household or SMB that has at least one paid video, high-speed data or local voice connection. Customers with only dial-up Internet or long distance voice service are not included. For bulk arrangements in residential MDUs, including dormitories, each unit for which service is provided and separately paid for is counted as a Customer. Commercial structures such as hotels and offices are counted as one Customer regardless of how many units are in the structure. Delinquent accounts are generally disconnected and no longer counted as Customers after a set period of time in accordance with our credit and disconnection policies.

(3)	Average revenue per customer (“ARPC”) is total revenue for a given monthly period (excluding dial-up Internet, reciprocal compensation and commercial revenue) divided by the average number of Customers for the period. This definition of ARPC may not be similar to ARPC measures of other companies.
Residential/SMB Revenues
Residential/SMB revenue increased $6.1 million, or 1.1% in 2009 compared to 2008. The increase is primarily due to a slight increase in the average number of customers from 2008 to 2009. Total RGUs decreased by approximately 12,000, or 1.3%, from December 31, 2008 to December 31, 2009, driven primarily by voice penetration losses, consistent with trends for highly penetrated landline voice providers, partially offset by growth in data RGUs. Video RGUs decreased slightly from December 31, 2008 to December 31, 2009. ARPC was flat at $110 in both 2009 and 2008, as growth in average revenue per video RGU and increased high-speed data penetration was offset by declines in voice penetration and average revenue per data RGU. The increase in average revenue per video RGU was driven mainly by our annual video rate increase, which partially mitigates the impact of annual increases in programming costs, as well as increased penetration of our digital set-top, HD and DVR boxes. Our digital video penetration rate rose to 100% of video customers in the fourth quarter of 2009 from 87% in the fourth quarter of 2008, as we completed Project Analog Crush. The decrease in average revenue per data RGU was primarily due to a shift towards lower-speed data plans, a trend which has increased over the past year.
Residential/SMB revenue increased $21.7 million, or 4.0%, in 2008 compared to 2007. Excluding a $4.4 million benefit related to a reciprocal compensation agreement recognized in 2007, Residential/SMB revenue increased $26.1 million, or 4.8%, during 2008 as compared to 2007. The increase is primarily due to an increase in the average number of customers and ARPC. Customers increased by approximately 12,000, or 2.9%, from December 31, 2007 to December 31, 2008, primarily due to increased sales opportunities generated through investments in new and rebuilt homes, and increased focus on sales and marketing to SMB customers. Total RGUs grew by approximately 18,000, or 2.0%, from December 31, 2007 to December 31, 2008, driven primarily by overall customer increases, with data RGU growth outpacing video RGU growth. Voice RGUs declined consistent with industry trends. ARPC increased from $109 for 2007 to $110 for 2008 due primarily to growth in average revenue per video RGU and increased high-speed data penetration, partially offset by declines in average revenue per voice and data RGU. The increase in average revenue per video RGU was driven mainly by our annual video rate increase, as well as increased customer purchases of value added products and services such as our digital set-top, HD and DVR boxes, digital programming tier and premium channels. Our digital video penetration rate rose to 87% of video customers in the fourth quarter of 2008 from 69% in the fourth quarter of 2007. The decrease in average revenue per voice RGU was due to overall market pricing trends, where voice prices have consistently decreased over the past several years. The decrease in average revenue per data RGU was primarily due to an increase in the percentage of data RGUs representing lower-speed data plans, a trend which has increased since RCN introduced these plans in 2007.
Residential/SMB Direct Expenses
Direct expenses increased $6.9 million, or 3.5%, in 2009 compared to 2008. Direct expenses include a net benefit from favorable settlements with voice and data network providers on ordinary course network cost disputes totaling $4.0 million during 2009 and $1.9 million during 2008. Excluding these settlements, Residential/SMB direct expenses increased $9.0 million, or 4.5%, in 2009 compared to 2008. Increases in the average programming cost per subscriber resulted in an increase in video direct costs for 2009 totaling $12.5 million as compared to 2008. Voice and data network costs in 2009, excluding the impact of settlements with providers of our voice and data network services, decreased by $3.5 million, or 10.9%, primarily due to a reduction in voice RGUs and benefits achieved as a result of an ongoing network optimization initiative.
Direct expenses increased $9.3 million, or 4.9%, in 2008 compared to 2007 primarily due an increase in the average programming cost per subscriber and higher average video RGUs. Direct expenses for 2008 and 2007 include a net benefit of $1.9 million and $2.2 million, respectively, as a result of favorable settlements with our voice and data network providers. Direct expenses for 2007 also include a charge of approximately $1.5 million for franchise fees identified during an audit.

Residential/SMB Selling, General and Administrative Expenses
SG&A decreased by $13.4 million, or 5.8%, in 2009 as compared to 2008. Excluding stock-based compensation expense, SG&A decreased by $10.7 million, or 4.8%, in 2009 as compared to 2008, reflecting decreases in costs related to technical and network operations, sales, legal and litigation, billing, customer service and the suspension of the 401(k) match as discussed above, partially offset by slight increases in bad debt expense, collections costs and property taxes. The overall reduction in SG&A reflects the results of the investments made in 2008 and 2009 to improve the long-term productivity and effectiveness of field operations, and sales and marketing functions.
SG&A decreased by $15.4 million, or 6.2%, in 2008 as compared to 2007. Excluding stock-based compensation expense, SG&A increased $2.4 million, or 1.1%, in 2008 as compared to 2007. For 2008, the increase in SG&A expenses primarily reflects an increase in bad debt expense, legal costs and property taxes, partially offset by reductions in facilities, customer care and other general and administrative expenses.
RCN Metro Optical Networks Operating Results

	Year Ended December 31
			Fav(unfav)		Fav(unfav)
	2009	2008	Var%	2007	Var %
	(in thousands)
Revenue:
Transport Services	$145,226	$131,448	10.5%	$60,707	116.5%
Data and Internet Services	5,240	2,581	103.0%	2,875	(10.2)%
Co-location	11,790	12,091	(2.5)%	9,455	27.9%
Leased Services	20,369	19,668	3.6%	13,352	47.3%
Installation and Other	7,088	5,524	28.3%	3,445	60.3%

Total Revenue	189,713	171,312	10.7%	89,834	90.7%
Direct expenses	68,933	64,852	(6.3)%	34,677	(87.0)%
Selling, general and administrative (excluding stock-based compensation)	57,293	57,622	0.6%	34,520	(66.9)%

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$63,487	$48,838	30.0%	$20,637	136.7%

Reconciliation to Operating Loss

	2009	2008	2007
	(in thousands)
Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$63,487	$48,838	$20,637
Less: Stock-based compensation	2,552	2,971	5,001
Less: Depreciation and amortization	35,237	31,383	12,211
Less: Exit costs and restructuring charges	(99)	712	105

Operating income	$25,797	$13,772	3,320

RCN Metro Revenues
Revenue increased $18.4 million, or 10.7%, in 2009 as compared to 2008, primarily due to growth in transport services to our carrier and enterprise customers. RCN Metro had approximately 800 customers as of December 31, 2009. The top 20% of these customers had monthly revenue in excess of $10,000 per customer, generating approximately 90% of RCN Metro’s total revenue, and the top 3% of these customers had monthly revenue in excess of $100,000 per customer, representing multiple locations and services purchased per customer, and generated approximately 60% of RCN Metro’s total revenue. From a customer segment perspective, RCN Metro generates approximately 30% of its revenue each from telecommunications carriers, national wireless providers and financial services enterprise customers, and the remainder from other enterprise customers.
RCN Metro revenue increased $81.5 million, or 90.7%, in 2008 as compared to 2007, primarily due to the acquisition of NEON. On a pro forma basis, revenue increased $17.2 million, or 11.1%, in 2008 as compared to 2007, due primarily to growth in transport services to our carrier and enterprise customers.

While RCN Metro’s revenue is somewhat concentrated within certain industries and customers, we attempt to mitigate any potential risk by performing detailed credit analyses on new customers and by aggressively managing outstanding accounts receivable balances and customer payments. In addition, our core product set often supports mission critical customer applications (e.g., trading operations, voice/data traffic aggregation, core network connectivity, etc.), which positions us well relative to other suppliers.
RCN Metro Direct Expenses
Direct expenses increased $4.1 million, or 6.3%, in 2009 as compared to 2008, largely due to added costs associated with the increase in revenue, including co-location costs and leased circuits, partially offset by a reduction in building access fees.
Direct expenses increased $30.2 million, or 87.0%, in 2008 as compared to 2007, primarily due to the acquisition of NEON. On a pro forma basis, direct expenses increased $4.9 million, or 8.2%, for 2008, largely due to added costs associated with the increase in revenue, including leased circuits, building access, rights-of-way and co-location costs.
RCN Metro Selling, General and Administrative Expenses
SG&A decreased $0.7 million, or 1.2%, in 2009 as compared to 2008. Excluding stock-based compensation, SG&A decreased $0.3 million, or 0.6%, for 2009, primarily due to a reduction in network operations expenses, as well facilities, bad debt and legal expenses partially offset by increases in technical operations and property tax expenses. Excluding stock-based compensation, the decrease in overall SG&A expenses, despite a significant increase in revenue of $18.4 million during 2009, reflects the high operating leverage of our primarily on-net model, as well as synergies associated with NEON’s integration.
SG&A increased $21.1 million, or 53.3%, in 2008 as compared to 2007. On a pro forma basis and excluding stock-based compensation, SG&A decreased $1.3 million, or 2.2%, in 2008 as compared to 2007, primarily as a result of cost synergies realized through employee and other cost reductions enabled by the integration of NEON, partially offset by increases in sales and marketing expenses.
Consolidated Depreciation and Amortization
Depreciation expense increased $8.1 million, or 4.5%, to $187.1 million in 2009 compared to 2008, due primarily to additional depreciation of approximately $19.1 million from assets placed into service since December 31, 2008 and adjustments of $1.6 million (discussed below), offset by a decline of approximately $13.2 million due to fixed assets that became fully depreciated since December 31, 2008.
Depreciation expense in 2009 includes impairment adjustments totaling $4.5 million related to equipment which has not been returned by former customers. Included in this impairment adjustment is $1.6 million that relates to periods prior to January 1, 2009. Management believes the impact of this error is immaterial to each of the applicable prior periods.
Depreciation expense increased $3.6 million, or 2.1%, to $179.0 million in 2008 compared to 2007, reflecting additional expense of approximately $19.5 million associated with NEON, and approximately $15.3 million from additional assets placed into service since December 31, 2007, offset by a decline of approximately $30.5 million due to fixed assets that became fully depreciated since December 31, 2007.
Amortization expense decreased $13.7 million, or 68.8%, to $6.2 million in 2009 as compared to 2008 primarily due to certain intangible assets becoming fully amortized as of December 31, 2008.
Amortization expense decreased $0.8 million, or 3.9%, to $19.9 million in 2008 compared to 2007. During 2008, the valuation of the tangible and intangible assets acquired in the NEON transaction was completed by management and the preliminary values assigned to customer relationships and internally developed software were reduced by $9.4 million and increased by $0.2 million, respectively. As a result, a cumulative reduction to amortization expense was recognized in 2008 totaling $1.0 million. Excluding this adjustment, amortization would have increased by $1.0 million due to the intangible assets acquired in the NEON acquisition.

Consolidated Exit Costs and Restructuring Charges
During 2009 and 2008, we recorded exit costs and restructuring charges of $0.6 million and $2.3 million, respectively, primarily from employee termination benefits. In 2008, the employee termination benefits were associated with a reduction in force and a voluntary separation program completed in connection with plans to reduce operating expenses.
Total exit costs and restructuring charges were $8.2 million in 2007, consisting primarily of exit costs, totaling $7.9 million as a result of our exiting or terminating property leases in Pennsylvania, New Jersey and New York, and restructuring charges totaling $3.4 million, which were primarily related to the outsourcing of our customer care operations. These charges were partially offset by a $3.1 million settlement for damages incurred relating to space that was exited in 2002, net of legal fees incurred. At the time the property was exited, the abandoned property, plant and equipment was recorded in exit costs and restructuring charges and, therefore, the portion of the settlement relating to these costs was recorded in exit costs and restructuring charges during 2007.
Consolidated Stock-Based Compensation
Total non-cash stock-based compensation expense recognized in 2009 was $10.2 million, a decrease of $3.1 million, or 23.3%, compared to 2008. The decrease in stock-based compensation expense was primarily due to the added expense recognized in 2008 as a result of the modification made in 2007 in connection with the payment of the special cash dividend. These reductions were partially offset by additional expense incurred related to restricted stock unit grants made during 2009.
Total non-cash stock-based compensation expense recognized in 2008 was $13.3 million, a decrease of $19.9 million, or 59.8%, compared to 2007. The decrease in stock-based compensation expense was primarily due to a reduction in the amount of expense recognized as a result of the modification made in 2007 in connection with the payment of the special cash dividend, as well as grants made in 2005, which became fully vested in mid 2008. These reductions were partially offset by additional expense incurred related to option and restricted stock unit grants made during 2008.
We expect to recognize approximately $10.4 million, $6.8 million and $2.7 million in compensation expense based on outstanding grants under the Stock Plan at December 31, 2009 in 2010, 2011 and 2012, respectively.
Consolidated Other Income (Expense) Items
Consolidated Investment Income
Investment income decreased $2.5 million, or 86.3%, to $0.4 million in 2009 compared to the same period in 2008. The decrease was due to lower yields from the Company’s short-term investments due to decreases in short-term market rates.
Investment income decreased $6.5 million, or 69.4%, to $2.9 million in 2008 compared to the same period in 2007. This decrease was primarily due to decreased yields from the Company’s short-term investments as well as a lower weighted average cash and short-term investment balance.
Consolidated Interest Expense
Interest expense decreased by $11.0 million, or 20.6%, to $42.3 million in 2009 compared to the same period in 2008. The decrease in interest expense was primarily due to the decrease in LIBOR.
Interest expense increased by $18.8 million, or 54.5%, to $53.3 million in 2008 compared to the same period in 2007. The increase in interest expense was primarily due to the increase in our weighted average debt balance, offset slightly by a reduction in our weighted average interest rate.
Outstanding debt at December 31, 2009 was $735.3 million compared to $742.6 million at December 31, 2008. The weighted average interest rate, including the effect of the swap agreements (discussed in Item 7A) was 5.2% and 6.6% in 2009 and 2008, respectively.
Consolidated Loss on the Early Extinguishment of Debt
In connection with the repayment of our Former First-Lien Credit Agreement (see Note 9 to our Consolidated Financial Statements) and successful tender offer and consent solicitation for our Second-Lien Convertible Notes, we recognized a loss on extinguishment of debt of $63.8 million during 2007, consisting of (i) the fair value of all new warrants issued, totaling $38.4 million, (ii) the cash paid in excess of par value ($133 per $1,000 principal amount), totaling $16.6 million, and (iii) the write-off of deferred financing costs and professional fees, totaling $8.8 million.

Consolidated Other Expense, Net
Other expense, net consisted mainly of translation gains and losses on a security deposit designated in a foreign currency in 2009 and penalties and late fees in 2007.
Consolidated Discontinued Operations
On March 13, 2007, we completed the sale of our San Francisco, California market for cash consideration of approximately $45 million and recorded an after-tax gain on this transaction of $15.9 million. During 2007, we also exited the Los Angeles, California market. The revenues and expenses from each of these properties, along with associated income taxes, have been removed from continuing operations and reclassified into a single line item on the Consolidated Statements of Operations as income from discontinued operations, net in each period presented.
Liquidity and Capital Resources

	December 31,
	2009	2008
	(in thousands)
Cash, cash equivalents and short-term investments	$86,943	$63,684
Debt (including current maturities and capital lease obligations)	$735,255	$742,607
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
Operating Activities
Net cash provided by operating activities was $152.9 million in 2009, which reflects an increase of $12.9 million over cash provided by operating activities in 2008. The increase reflects improved earnings from operations and lower interest payments, offset by changes in working capital, primarily driven by the timing of vendor payments.
During 2009 and 2008, we made cash payments for interest totaling $40.1 million and $51.2 million, respectively. The decrease in interest payments was due primarily to the decrease in LIBOR. We anticipate that our cash paid for interest will decrease slightly in the year ended December 31, 2010 due to a lower weighted average debt balance.
Investing Activities
Net cash used in investing activities was $75.7 million in 2009 which reflected a $62.9 million reduction compared to 2008. This reduction reflects a $37.8 million decrease in short-term investments compared to an increase of $7.1 million in 2008 and a $25.0 million decrease in additions to property, plant and equipment, partially offset by smaller decreases in restricted investments and proceeds from sale of property, plant and equipment as compared to 2008. The decrease in additions to property, plant and equipment in 2009, as compared to 2008, was primarily due to the completion of “Project Analog Crush” in each of our major metropolitan markets (excluding Lehigh Valley) in 2008. “Project Analog Crush” was completed in our Lehigh Valley market in 2009. Capital expenditures for 2010 are expected to be approximately $130 million, excluding business or customer acquisitions, which we expect to fund with cash flow from continuing operations as well as cash on hand. The decrease in short-term investments in 2009 totaling $37.8 million is due to the change in investment allocation from short-term investments to money market funds in anticipation of the Company’s transition to a new money management service provider.
Net cash used in investing activities was $138.7 million in 2008 reflecting $143.3 million in additions to property, plant and equipment and an increase in short-term investments totaling $7.1 million, partially offset by $2.5 million in proceeds from the sale of assets related to our discontinued California operations, $1.9 million in proceeds from sales of operating fixed assets, and a $7.4 million decrease in restricted investments.

Financing Activities
Net cash used in financing activities was $16.2 million in 2009, reflecting the purchase of common stock of $8.0 million (consisting of $7.3 million related to our stock repurchase program and $0.7 million of treasury shares resulting from the vesting of restricted shares), the repayment of long-term debt of $7.4 million, and dividend payments of $0.8 million. Net cash used in financing activities was $12.3 million in 2008, primarily reflecting the purchase of common stock of $8.7 million (consisting of $7.7 million related to our stock repurchase program and $1.0 million of treasury shares resulting from the vesting of restricted shares), the repayment of long-term debt of $7.3 million and dividend payments of $1.6 million, partially offset by $5.0 million in proceeds from a draw under our revolving credit facility.
Contractual Obligations and Commercial Commitments
The following table provides a summary of our contractual obligations and commercial commitments at December 31, 2009. Additional detail about these items is included in the Notes to our Consolidated Financial Statements.

	Payments Due By Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
	(in thousands)
Total bank borrowings (1)	$732,489	$25,784	$14,410	$692,295	$—
Capital lease obligations	2,766	163	379	462	1,762

Total debt	735,255	25,947	14,789	692,757	1,762
Interest on long-term debt (2)	198,106	39,719	89,486	67,359	1,542
Operating leases (3)(5)	84,711	16,223	26,066	20,596	21,826
Purchase obligations (4)(5)	196,257	40,555	52,552	29,805	73,345

Total contractual obligations	$1,214,329	$122,444	$182,893	$810,517	$98,475

(1)	In addition to scheduled mandatory repayments under the First-Lien Credit Agreement, the Company is also required to repay 50% of Excess Cash Flow (as defined in the First-Lien Credit Agreement) if the Company’s Total Leverage Ratio for the period is greater than 3:00:1. Pursuant to this Excess Cash Flow provision, the Company expects to repay $18.6 million on or before April 15, 2010, related to the year ended December 31, 2009.

(2)	Interest payments are based on interest rates in effect at December 31, 2009 and include payments on our interest rate swap agreements.

(3)	Net of contractual sublease income of $1.9 million in total through 2015.

(4)	Purchase obligations consist of agreements to purchase goods and services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, price provisions and timing. Our purchase obligations principally consist of contracts with telecommunications providers, and other contracts entered into in the normal course of business. Amounts reflected as liabilities in the consolidated balance sheet at December 31, 2009 are excluded from the table above.

(5)	A total of $30.5 million of our purchase obligations and operating lease obligations are collateralized via letters of credit at December 31, 2009.
Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Description of Outstanding Debt
As of December 31, 2009, our total debt was approximately $735.3 million, including $2.8 million of capital leases. The following is a description of our debt and the significant terms contained in the related agreements.
First-Lien Credit Agreement
The Company’s credit agreement with Deutsche Bank, as Administrative Agent, and certain syndicated lenders (“First-Lien Credit Agreement”) provides for term loans to the Company in the aggregate principal amount of $720 million, and a $75 million revolving line of credit, all of which can be used as collateral for letters of credit. Approximately $40.1 million of the revolving line of credit is currently utilized for outstanding letters of credit relating to our surety bonds, real estate lease obligations, right-of-way obligations, and license and permit obligations. As of December 31, 2009, the Company had drawn an additional $30 million under the revolving line of credit and had $4.9 million of available borrowing capacity remaining. The obligations of the Company under the First-Lien Credit Agreement are guaranteed by all of its operating subsidiaries and are collateralized by substantially all of the Company’s assets.

The term loan bears interest at the Administrative Agent’s prime lending rate plus an applicable margin or at the Eurodollar rate plus an applicable margin, based on the type of borrowing elected by the Company. The effective rate on outstanding debt at December 31, 2009 and December 31, 2008 was 4.9% and 5.5%, respectively, including the effect of the interest rate swaps.
The First-Lien Credit Agreement requires the Company to maintain a Secured Leverage Ratio not to exceed 4.00:1 through December 30, 2010. On December 31, 2010, the maximum permitted Secured Leverage Ratio declines to 3.50:1, then declines to 3.25:1 on December 31, 2011 and 3.00:1 on December 31, 2012 where it remains until maturity in May 2014. The First-Lien Credit Agreement also contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, create liens on their assets, make particular types of investments or other restricted payments, engage in transactions with affiliates, acquire assets, utilize proceeds from asset sales for purposes other than debt reduction (except for limited exceptions for reinvestment in the business), merge or consolidate or sell substantially all of the Company’s assets.
The Company is in compliance with all financial covenants under the First-Lien Credit Agreement as of the date of this filing.
Recently Issued Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements for a full description of recently issued accounting pronouncements including the date of adoption and effects on results of operations and financial condition.
Inflation
The Company’s results of operations and financial condition have not been significantly affected by inflation. The Company’s principal operating costs have not generally been subject to significant inflationary pressures.
Letters of Credit
The Company had outstanding letters of credit in an aggregate face amount of $40.1 million at December 31, 2009. These letters of credit utilize approximately 53% of the Company’s $75 million revolving line of credit as collateral.
Subsequent Event
On March 5, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with entities controlled by a private equity fund associated with ABRY Partners, LLC, pursuant to which to those entities agreed to acquire the Company for total consideration of approximately $1.2 billion, including the assumption of debt. The transaction is expected to be completed in the second half of 2010, subject to receipt of stockholder approval, regulatory approvals, including the receipt of required consents and approvals of the Federal Communications Commission, as well as satisfaction of other customary closing conditions. The transaction is not subject to any financing condition. Under the terms of the Merger Agreement, the Company may solicit proposals from third parties for 40 days through April 14, 2010.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At December 31, 2009, we held $15.1 million of short-term investments and $71.8 million of cash and cash equivalents, primarily consisting of U.S. Treasury bills, government backed obligations, and money market deposits. Our primary interest rate risk on short-term investments and cash and cash equivalents results from changes in short-term (less than six months) interest rates. However, this risk is largely offset by the fact that interest on our bank credit facility borrowings is variable and is reset over periods of no more than six months unless agreed to by each lender.
During 2007, the Company entered into three interest rate swap agreements with an initial notional amount of $345 million to partially mitigate the variability of cash flows due to changes in the Eurodollar rate, specifically related to interest payments on its term loans under the First-Lien Credit Agreement. The interest rate swap agreements have a seven year term with an amortizing notional amount which adjusts down on the dates payments are due on the underlying term loans. Under the terms of the swap agreements, on specified dates, the Company makes payments calculated using a fixed rate of 5.319% and receives payments equal to 3-month LIBOR. These interest rate swap agreements qualify for hedge accounting because the swap terms match the critical terms of the hedged debt. The Company has assessed, on a quarterly basis, that the swap agreements are completely effective based on criteria listed in the authoritative guidance pertaining to cash flow derivative instruments that are interest rate swaps. Accordingly, these agreements had no net effect on the Company’s results of operations in 2009. At December 31, 2009 and 2008, the estimated fair values of these swap agreements were liabilities of $37.0 million and $54.5 million, respectively, and the notional amount was $335.3 million and $339.2 million, respectively. The Company uses derivative instruments as risk management tools and not for trading purposes.
At December 31, 2009, the interest rate for the term loans issued pursuant to our First-Lien Credit Agreement was LIBOR plus 2.25% (2.56% at December 31, 2009), and current borrowings totaled $702.5 million. The effective interest rate was 4.87%, including the effect of the interest rate swap agreements noted above. The interest rate for the revolving credit line under our First-Lien Credit Agreement was LIBOR plus 2.00% (2.31% at December 31, 2009), and current borrowings totaled $30.0 million. Assuming the current level of borrowings under the First-Lien Credit Agreement and the effect of the swap agreements, an increase in LIBOR of 100 basis points would result in an increase in annual interest expense of approximately $4.0 million.

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
Disclosure Controls and Procedures
Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures in place at the end of the period covered by this Annual Report pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that RCN’s disclosure controls and procedures (as defined in the Exchange Act Rule 13(a)-15(e)) were effective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting
RCN’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of RCN management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.
The Company’s internal control over financial reporting as of December 31, 2009 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which appears below in this Item.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
RCN Corporation
Herndon, Virginia
We have audited RCN Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RCN Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, RCN Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of RCN Corporation as of December 31, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2009 and our report dated March 9, 2010 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Bethesda, Maryland
March 9, 2010

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to General Instruction G(3) to Form 10-K, we intend to file an amendment to this Form 10-K containing the Part III information with the Securities and Exchange Commission within 120 days of the end of the Company’s year ended December 31, 2009.

ITEM 11.	EXECUTIVE COMPENSATION
Pursuant to General Instruction G(3) to Form 10-K, we intend to file an amendment to this Form 10-K containing the Part III information with the Securities and Exchange Commission within 120 days of the end of the Company’s year ended December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Pursuant to General Instruction G(3) to Form 10-K, we intend to file an amendment to this Form 10-K containing the Part III information with the Securities and Exchange Commission within 120 days of the end of the Company’s year ended December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Pursuant to General Instruction G(3) to Form 10-K, we intend to file an amendment to this Form 10-K containing the Part III information with the Securities and Exchange Commission within 120 days of the end of the Company’s year ended December 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Pursuant to General Instruction G(3) to Form 10-K, we intend to file an amendment to this Form 10-K containing the Part III information with the Securities and Exchange Commission within 120 days of the end of the Company’s year ended December 31, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this Annual Report:
(1)	Financial Statements.

A listing of the financial statements, notes and reports of independent registered public accountants required by Item 8 begins on page F-1 of this annual report.

(2)	Financial Statement Schedules

See Schedule II—Valuation and Qualifying Accounts on page F-30

(3)	The index to the Exhibits begins on page E-1 of this Annual Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2010	RCN Corporation
	By:	/s/ Peter D. Aquino
Peter D. Aquino
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Peter D. Aquino	President and Chief Executive Officer, Director	March 9, 2010
Peter D. Aquino

/s/ Michael T. Sicoli	Executive Vice President and Chief Financial Officer	March 9, 2010
Michael T. Sicoli

/s/ Leslie J. Sears	Senior Vice President and Controller	March 9, 2010
Leslie J. Sears

/s/ Jose A. Cecin, Jr.	Director	March 9, 2010
Jose A. Cecin, Jr.

/s/ Kurt Cellar	Director	March 9, 2010
Kurt Cellar

/s/ Benjamin C. Duster IV	Director	March 9, 2010
Benjamin C. Duster IV

/s/ Lee S. Hillman	Non Executive Chairman, Director	March 9, 2010
Lee S. Hillman

/s/ Charles E. Levine	Director	March 9, 2010
Charles E. Levine

/s/ Casimir Skrzypczak	Director	March 9, 2010
Casimir Skrzypczak

/s/ Daniel Tseung	Director	March 9, 2010
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

4.2
Warrant Agreement, dated as of May 25, 2007, by and RCN Corporation and HSBC Bank USA National Association. (incorporated by reference to Exhibit 4.1 of RCN’s Current Report on Form 8-K filed on May 25, 2007).

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

10.4 (**)
First Amendment to Dark Fiber IRU Agreement between Metropolitan Fiber Systems of New York, Inc. and RCN Telecom Services, Inc. dated as of December 5, 2007 (incorporated by reference to Exhibit 10.4 of RCN’s Amendment No. 1 to Form 10-K/A filed on March 26, 2008).

Exhibit No.	Description

10.5
Second Amendment to Dark Fiber IRU Agreement between Metropolitan Fiber Systems of New York, Inc. and RCN Telecom Services, Inc. dated as of June 18, 2008 (incorporated by reference to Exhibit 10.5 of RCN’s Annual Report on Form 10-K filed on February 24, 2009).

10.6
Third Amendment to Dark Fiber IRU Agreement between Metropolitan Fiber Systems of New York, Inc. and RCN Telecom Services, Inc. dated as of November 18, 2008 (incorporated by reference to Exhibit 10.6 of RCN’s Annual Report on Form 10-K filed on February 24, 2009).

10.7
Second Amended and Restated Operating Agreement of RCN-Becocom, LLC made and effective as of June 19, 2002 (incorporated by reference to Exhibit 10.01 of RCN’s Current Report on Form 8-K filed on June 21, 2002).

10.8
Management Agreement dated as of June 17, 1997 among RCN Operating Services, Inc. and RCN-Becocom, Inc. (incorporated herein by reference to Exhibit 10.9 to RCN’s Amendment No. 2 to Form 10K/A filed September 5, 1997 (Commission File No. 0-22825)).

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

10.12
Amended and Restated Operating Agreement of Starpower Communications, L.L.C. by and between Pepco Communications, L.L.C. and RCN Telecom Services of Washington, D.C. Inc. dated October 28, 1997(incorporated by reference to Exhibit 10.13 to RCN’s Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-22825)).

10.13
Form of Second Amended and Restated Agreement for the Provision of Fiber Optic Facilities and Services between Northeast Utilities Service Company, The Connecticut Light & Power Company, Western Massachusetts Electric Company, Public Service Company of New Hampshire, and Neon Optica, Inc. as Successor in Interest to Necom LLC as of December 23, 2002 - Phase One (incorporated by reference to Exhibit 10.11 of RCN’s Amendment No. 1 to Form 10-K/A filed on March 26, 2008).

10.14
Form of Second Amended and Restated Agreement for the Provision of Fiber Optic Facilities and Services between Northeast Utilities Service Company, The Connecticut Light & Power Company, Western Massachusetts Electric Company, Public Service Company of New Hampshire, and Neon Optica, Inc. as Successor in Interest to Necom LLC as of December 23, 2002 - Phase Two (incorporated by reference to Exhibit 10.4 of RCN’s Amendment No. 1 to Form 10-K/A filed on March 26, 2008).

Exhibit No.	Description

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

10.22*+	RCN Corporation 2005 Stock Compensation Plan, as amended effective December 29, 2009.

10.23+	RCN Amended and Restated Change of Control Severance Plan dated July 3, 2008 (incorporated by reference to Exhibit 10.1 to RCN’s Quarterly Report on Form 10-Q filed on August 7, 2008).

10.24*+	RCN Corporation 2009 Short-Term Incentive Plan.

10.25+	Amended Form Non-Qualified Option Agreement (incorporated by reference to Exhibit 10.29 to RCN’s Amendment No. 1 to its Annual Report on Form 10-K as filed on April 10, 2006).

10.26+	Amended Form Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.30 to RCN’s Amendment No. 1 to its Annual Report on Form 10-K as filed on April 10, 2006).

10.27+	Form Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of RCN’s Current Report on Form 8-K, filed on January 6, 2006).

Exhibit No.	Description

10.28+	Amended Form Executive Restricted Stock Agreement (incorporated by reference to Exhibit 10.20 of RCN’s Annual Report on Form 10-K filed on March 15, 2007).

10.29+	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of RCN’s Current Report on Form 8-K filed on February 7, 2008).

10.30+	Form of Deferral Election Form (incorporated by reference to Exhibit 10.2 of RCN’s Current Report on Form 8-K filed on February 7, 2008).

10.31+	Form of Executive Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.30 of RCN’s Amendment No. 1 to Form 10-K/A filed on March 26, 2008).

10.32+	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 of RCN’s Quarterly Report on Form 10-Q filed on May 8, 2008).

10.33+	Form of Restricted Stock Unit Award for Officer — RSU Deferral Election Form (incorporated by reference to Exhibit 10.2 of RCN’s Quarterly Report on Form 10-Q filed on May 8, 2008).

10.34+
Amended and Restated Employment Agreement, effective as of December 21, 2007, by and between RCN Corporation and Peter D. Aquino (incorporated by reference to Exhibit 10.1 of RCN’s Current Report on Form 8-K filed on December 27, 2007).

10.35*+	Restricted Stock Unit Agreement effective as of August 20, 2009 by and between RCN Corporation and Peter D. Aquino.

10.36*+	Form of Director Restricted Stock Unit Agreement.

10.37*+	Form of Director Deferral Election Form.

10.38*+	Form of Executive Officer Restricted Stock Unit Agreement.

10.39+
Employment Agreement effective as of September 28, 2009 by and between RCN Corporation and José A, Cecin, Jr. (incorporated by reference to Exhibit 10.1 of RCN’s Current Report on Form 8-K filed on October 1, 2009).

10.40+
Employment Agreement effective as of September 28, 2009 by and between RCN Corporation and Michael T. Sicoli (incorporated by reference to Exhibit 10.2 of RCN’s Current Report on Form 8-K filed on October 1, 2009).

10.41*+	Restricted Stock Unit Agreement effective as of September 28, 2009 by and between RCN Corporation and José A. Cecin.

21.1 (*)	Subsidiaries of Registrant.

23.1 (*)	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

23.2 (*)	Consent of Friedman LLP, Independent Registered Public Accounting Firm.

Exhibit No.	Description

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

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS
The Board of Directors and Stockholders
RCN Corporation
Herndon, Virginia
We have audited the accompanying consolidated balance sheet of RCN Corporation and subsidiaries (the “Company”) as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. In connection with our audit of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. The financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RCN Corporation and subsidiaries at December 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RCN Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2010 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Bethesda, Maryland
March 9, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of RCN Corporation
Herndon, Virginia
We have audited the accompanying consolidated balance sheet of RCN Corporation and subsidiaries (the “Company”) as of December 31, 2008 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2008 and 2007. In connection with our audit of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. The Company’s management is responsible for these financial statements and schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RCN Corporation and subsidiaries as of December 31, 2008 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ Friedman LLP
East Hanover, New Jersey
February 24, 2009

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2009	2008	2007

Revenues	$763,770	$739,243	$636,097
Costs and expenses:
Direct expenses	275,240	264,219	224,770
Selling, general and administrative (including stock-based compensation of $10,228, $13,335 and $33,206)	279,916	294,100	288,426
Exit costs and restructuring charges	575	2,314	8,194
Depreciation and amortization	193,273	198,915	196,066

Operating income (loss)	14,766	(20,305)	(81,359)
Investment income	395	2,880	9,424
Interest expense	(42,344)	(53,301)	(34,510)
Loss on early extinguishment of debt	—	—	(63,795)
Other expense, net	(363)	—	(451)

Loss from continuing operations before taxes	(27,546)	(70,726)	(170,691)
Income tax expense (benefit)	1,072	—	(1,049)

Net loss from continuing operations	(28,618)	(70,726)	(169,642)
Income from discontinued operations, net of tax	—	—	1,684
Gain on sale of discontinued operations, net of tax	—	—	15,921

Net loss	$(28,618)	$(70,726)	$(152,037)

Net loss per common share:
Basic and diluted:
Loss from continuing operations	$(0.80)	$(1.91)	$(4.58)
Income from discontinued operations	—	—	0.05
Gain on sale of discontinued operations	—	—	0.43

Net loss	$(0.80)	$(1.91)	$(4.11)

Weighted average shares outstanding, Basic and Diluted	35,632,786	36,981,078	37,033,456

The accompanying notes are an integral part of these consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$71,808	$10,778
Short-term investments	15,135	52,906
Accounts receivable, net of allowance for doubtful accounts of $6,932 and $3,770	65,734	63,597
Prepayments and other current assets	14,727	11,446

Total current assets	167,404	138,727

Property, plant and equipment, net of accumulated depreciation of $839,998 and $672,821	654,678	718,026
Goodwill	15,479	15,479
Intangible assets, net of accumulated amortization of $84,720 and $78,567	106,164	112,317
Long-term restricted investments	11,666	15,371
Deferred charges and other assets	15,060	16,843

Total assets	$970,451	$1,016,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,667	$37,752
Advanced billings and customer deposits	33,908	34,246
Accrued expenses and other	56,472	53,754
Accrued employee compensation and related expenses	18,289	18,351
Accrued exit costs	2,093	2,746
Current portion of long-term debt and capital lease obligations	25,947	7,352

Total current liabilities	162,376	154,201

Long-term debt and capital lease obligations, net of current maturities	709,308	735,255
Other long-term liabilities	90,633	110,936

Total liabilities	962,317	1,000,392

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 35,616,512 and 36,631,222 shares issued and outstanding	356	366
Additional paid in capital	454,215	451,152
Treasury stock, 404,339 and 276,471 shares at cost	(6,366)	(5,702)
Accumulated deficit	(403,037)	(374,419)
Accumulated other comprehensive loss	(37,034)	(55,026)

Total stockholders’ equity	8,134	16,371

Total liabilities and stockholders’ equity	$970,451	$1,016,763

The accompanying notes are an integral part of these consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net loss	$(28,618)	$(70,726)	$(152,037)
Income from discontinued operations, net of tax	—	—	(1,684)
Gain on sale of discontinued operations	—	—	(15,921)

Net loss from continuing operations	(28,618)	(70,726)	(169,642)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash stock-based compensation expense	10,228	13,335	33,206
Loss on early extinguishment of debt	—	—	63,795
Amortization of debt issuance costs	1,687	1,685	740
Deferred income taxes, net	764	—	(1,049)
Depreciation and amortization	193,273	198,915	196,066
Provision for doubtful accounts	16,387	16,384	10,880
Exit costs and restructuring charges	84	(2,699)	2,460
Net change in certain assets and liabilities, net of business acquisitions:
Accounts receivable and unpaid revenues	(18,933)	(13,305)	(12,560)
Accounts payable and accrued expenses	(17,142)	(117)	(13,744)
Advanced billing and customer deposits	(1,868)	(7,670)	338
Other assets and liabilities	(2,945)	4,169	(1,802)

Net cash provided by continuing operations	152,917	139,971	108,688
Cash provided by discontinued operations	—	—	476

Net cash provided by operating activities	152,917	139,971	109,164
Cash flows from investing activities:
Additions to property, plant and equipment	(118,255)	(143,252)	(115,510)
Investment in acquisitions and intangibles, net of cash acquired	—	—	(261,843)
Decrease (increase) in short-term investments	37,841	(7,144)	12,268
Proceeds from sales of property, plant and equipment	974	1,850	1,955
Proceeds from sale of discontinued operations and other assets	—	2,500	46,877
Decrease in restricted investments	3,705	7,396	754

Net cash used in continuing operations	(75,735)	(138,650)	(315,499)
Cash used in discontinued operations	—	—	(243)

Net cash used in investing activities	(75,735)	(138,650)	(315,742)
Cash flows from financing activities:
Payments of long-term debt, including debt premium and capital lease obligations	(7,352)	(7,338)	(219,480)
Payment of debt issuance cost	(16)	(67)	(13,944)
Proceeds from bank debt	—	5,000	745,000
Dividend payments	(819)	(1,613)	(348,380)
Proceeds from the exercise of stock options	—	397	5,793
Cost of common shares repurchased	(7,301)	(7,722)	(3,639)
Purchase of treasury stock	(664)	(993)	(3,321)

Net cash (used in) provided by financing activities	(16,152)	(12,336)	162,029
Net increase (decrease) in cash and cash equivalents	61,030	(11,015)	(44,549)
Cash and cash equivalents at beginning of period	10,778	21,793	66,342

Cash and cash equivalents at end of period	$71,808	$10,778	$21,793

The accompanying notes are an integral part of these consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share data)

							Accumulated
				Treasury			Other	Total
	Common Stock	Common Stock	Additional	Stock		Accumulated	Comprehensive	Stockholders’
	Class A Shares	Class A	Paid in Capital	Shares	Treasury Stock	Deficit	Loss	Equity

Balance December 31, 2006	37,455,912	$374	$722,589	56,758	$(1,388)	$(151,656)	$17	$569,936

Net loss						(152,037)		(152,037)
Foreign currency translation loss							(73)	(73)
Change in fair value of interest rate swap							(19,817)	(19,817)
Unrealized appreciation on investments							35	35

Comprehensive loss						$(152,037)	$(19,855)	$(171,892)
Issuance of restricted stock, net of forfeitures	145,110	2	(2)					—
Stock options exercised	315,124	3	5,818					5,821
Issuance of warrants			38,450					38,450
Repurchase of common stock	(261,600)	(2)	(3,639)					(3,641)
Purchase of treasury stock				137,426	(3,321)			(3,321)
Stock-based compensation expense			33,206					33,206
Dividends declared: $9.33 per common share			(351,684)					(351,684)

Balance December 31, 2007	37,654,546	$377	$444,738	194,184	$(4,709)	$(303,693)	$(19,838)	$116,875

Net loss						(70,726)		(70,726)
Foreign currency translation loss							(398)	(398)
Change in fair value of interest rate swap							(34,653)	(34,653)
Unrealized depreciation on investments							(137)	(137)

Comprehensive loss						$(70,726)	$(35,188)	$(105,914)
Restricted stock activity, net of forfeitures	(19,605)							—
Stock options exercised	32,081		397					397
Repurchase of common stock	(1,035,800)	(11)	(7,711)					(7,722)
Purchase of treasury stock				82,287	(993)			(993)
Stock-based compensation expense			13,335					13,335
Forfeited dividends			393					393

Balance December 31, 2008	36,631,222	$366	$451,152	276,471	$(5,702)	$(374,419)	$(55,026)	$16,371

Net loss						(28,618)		(28,618)
Foreign currency translation reversal							470	470
Change in fair value of interest rate swap							17,452	17,452
Unrealized depreciation on investments							70	70

Comprehensive loss						$(28,618)	$17,992	$(10,626)
Restricted stock activity, net of forfeitures	315,507	3						3
Repurchase of common stock	(1,330,217)	(13)	(7,288)					(7,301)
Purchase of treasury stock				127,868	(664)			(664)
Stock-based compensation expense			10,228					10,228
Forfeited dividends			123					123

Balance December 31, 2009	35,616,512	$356	$454,215	404,339	$(6,366)	$(403,037)	$(37,034)	$8,134

The accompanying notes are an integral part of these consolidated financial statements.

RCN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS
RCN Corporation (“RCN” or the “Company”) is a competitive broadband services provider, delivering all-digital and high-definition video, high-speed internet and premium voice services to Residential and Small and Medium Business (“SMB”) customers under the brand names of RCN and RCN Business Services, respectively. In addition, the Company’s RCN Metro Optical Networks business unit (“RCN Metro”) delivers fiber-based high-capacity data transport services to large commercial customers, primarily large enterprises and carriers, targeting the metropolitan central business districts in RCN’s geographic markets. The Company constructs and operates its own networks, and its primary service areas include: Washington, D.C., Philadelphia, Lehigh Valley (PA), New York City, Boston and Chicago.
The Company has two principal business segments (i) Residential/SMB and (ii) RCN Metro. For financial and other information about the Company’s segments, refer to Note 15.
In connection with the March 2007 sale of the San Francisco operations to Astound Broadband LLC, a subsidiary of Wave Broadband LLC (“Wave”), and the Company’s exit from the Los Angeles operations during 2007, the results for these businesses are presented in the consolidated statements of operations as discontinued operations. At December 31, 2009 and December 31, 2008, there were no current assets and current liabilities related to these discontinued operations in the consolidated balance sheets. See Note 3 for a complete discussion of all acquisitions and dispositions.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements of the Company have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) for annual reports on Form 10-K. The consolidated financial statements include the accounts of RCN and its consolidated subsidiaries. All intercompany transactions and balances among consolidated entities have been eliminated.
Use of Estimates and Assumptions
The preparation of consolidated financial statements in accordance with Accounting Principles Generally Accepted in the United States (“U.S. GAAP”) requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management periodically assesses the accuracy of these estimates and assumptions. Actual results could differ from those estimates. Estimates are used when accounting for various items, including but not limited to allowances for doubtful accounts; investments; derivative financial instruments; asset impairments; certain acquisition-related liabilities; programming-related liabilities; revenue recognition; depreciation and amortization; income taxes; exit and restructuring costs; and legal and other contingencies. Estimates and assumptions are also used when determining the allocation of the purchase price in a business combination to the fair value of assets and liabilities and determining related useful lives.
Revisions and Reclassifications
The Company has changed the classification of short-term securities totaling $30.1 million at December 31, 2008 from cash and cash equivalents to short-term investments to conform to the Company’s policy of classifying securities with original maturities of greater than three months at the time of purchase as short-term investments.
Certain other immaterial reclassifications have been made to prior period amounts in order to conform to the current year presentation.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist of commercial paper, government-backed obligations, and money market funds.
Short-term Investments
The Company’s entire portfolio of short-term investments is currently classified as “available for sale” in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320 Investments — Debt and Equity Securities and is stated at fair value as determined by quoted market values. Investments having maturities of more than three months but not more than one year at the time of purchase are considered short-term and are classified as current assets. The Company’s short-term investments consist of the following:

	December 31,
	2009	2008
	(in thousands)
U.S. Treasuries	$4,911	$44,150
Federal Agency	10,224	7,065
Commercial paper	—	1,691

Total	$15,135	$52,906

Concentration and Monitoring of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, restricted investments, accounts receivable, interest rate swap agreements, and undrawn revolving line of credit commitments.
The Company invests its cash and cash equivalents and short-term investments in accordance with the terms and conditions of its First-Lien Credit Agreement, which seeks to ensure both liquidity and safety of principal. The Company’s policy limits investments to instruments issued by the U.S. government and commercial institutions with strong investment grade credit ratings, and places restrictions on the length of maturity. The Company monitors the third-party depository institutions that hold its cash and cash equivalents, and short-term investments. As of December 31, 2009 and 2008, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or non-government guaranteed mortgage backed securities.
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
The Company has potential exposure to credit losses in the event of nonperformance by the counterparties to its revolving line of credit specifically related to undrawn commitments, including amounts utilized as collateral for letters of credit, and interest rate swap agreements. The Company anticipates however, that the counterparties will be able to fully satisfy their obligations under these agreements, given that they are very large, highly rated financial institutions who are also key lenders under the Company’s First Lien Credit Agreement.
Accounts Receivable
The Company carries the accounts receivable at cost less an allowance for doubtful accounts. Allowances for doubtful accounts are recorded as a selling, general and administrative expense. The Company evaluates the adequacy of the allowance for doubtful accounts at least quarterly and computes the allowance for doubtful accounts by applying an increasing percentage to accounts in past due categories. This percentage is based on the history of actual write-offs. The Company also performs a subjective review of specific large accounts to determine if an additional reserve is necessary. The formula for calculating the allowance closely parallels the Company’s history of actual write-offs net of recoveries.

Long-Term Restricted Investments
The Company has cash balances held as collateral related to various insurance policies (mainly general, auto liability, and workers compensation), and surety bonds primarily for franchise and permit obligations. These investments are restricted and unavailable for use by the Company.
Property, Plant and Equipment
Additions to property, plant and equipment are stated at cost or fair value, if acquired through an acquisition. Costs associated with new customer installations and the additions of network equipment necessary to provide advanced services are capitalized. Costs capitalized as part of initial customer installations include material, labor, and certain indirect costs. Indirect costs pertain to the Company’s personnel that assist in connecting the new service and primarily consist of employee benefits and payroll taxes, and direct variable costs associated with the capitalizable activities such as installation and construction, vehicle costs, and the cost of dispatch personnel. The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to expense in the period incurred. Costs for repairs and maintenance are charged to expense as incurred, while plant and equipment replacement and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.
Depreciation is recorded using the straight-line method over the estimated useful lives of the various classes of depreciable property. Leasehold improvements are amortized over the lesser of the life of the lease or the asset’s estimated useful life. Equipment held under capital leases is stated at the lower of the fair value of the asset or the net present value of the minimum lease payments at the inception of the lease. For assets held under capital leases, depreciation is recorded using the straight-line method over the shorter of the estimated useful lives of the leased assets or the related lease term. The significant components of property, plant and equipment as well as average estimated lives are as follows:

		December 31,
	Useful Life	2009	2008
		(in thousands)
Telecommunications plant	5 – 22.5 years	$1,118,512	$1,022,514
Indefeasible rights of use	5 – 15 years	139,757	139,529
Computer equipment	3 – 5 years	68,024	68,046
Buildings, leasehold improvements and land	0 – 30 years	91,462	88,832
Furniture, fixtures and vehicles	3 – 10 years	28,270	27,390
Construction materials and other	3 – 10 years	48,651	44,536

Total property, plant and equipment		1,494,676	1,390,847
Less: accumulated depreciation		(839,998)	(672,821)

Property, plant and equipment, net		$654,678	$718,026

Depreciation expense was $187.1 million, $179.0 million, and $175.4 million for 2009, 2008 and 2007 respectively.
Depreciation expense in 2009 includes impairment adjustments totaling $4.5 million related to equipment which has not been returned by former customers. Included in this impairment adjustment is $1.6 million that relates to periods prior to January 1, 2009. Management believes the impact of this error is immaterial to each of the applicable prior periods.
The Company accounts for its long-lived assets in accordance with FASB ASC Topic 360 Property, Plant and Equipment which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Such indicators include significant technological changes, adverse changes in relationships with local franchise authorities, adverse changes in market conditions and/or poor operating results. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows is less than its carrying value, and the amount of impairment loss recognized is the difference between the estimated fair value and the carrying value of the asset or asset group. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Significant judgments in this area involve determining whether a triggering event has occurred, determining the future cash flows for the assets involved and selecting the appropriate discount rate to be applied in determining estimated fair value. In 2009, 2008 and 2007, there were no significant long-lived asset impairment charges.

Goodwill and Other Intangible Assets
Goodwill
Goodwill represents the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. In accordance with the provisions of FASB ASC Topic 350 Intangibles — Goodwill and Other (“ASC Topic 350”), goodwill is not amortized but is tested for impairment on an annual basis or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill at December 31, 2009 and 2008 totaled $15.5 million. The Company conducted an annual impairment test of its goodwill during the fourth quarter of 2009. The Company used an income-based approach and discounted the cash flows attributable to the RCN Metro reporting unit to estimate its fair value. Several estimates were incorporated into this analysis, including projected net monthly installed revenue, related operating and capital spending projections, cost of capital and estimated terminal value. In addition, comparative market multiples were used to corroborate discounted cash flow results. The impairment test indicated that the goodwill was not impaired. To evaluate the sensitivity of the estimated fair value calculation of the Company’s RCN Metro reporting unit on the annual impairment calculation for goodwill, the Company applied hypothetical 10%, 20% and 30% decreases to the estimated fair value of the reporting unit.  These hypothetical decreases of 10%, 20% and 30% would have no impact on the goodwill impairment analysis.
Indefinite-Lived Intangibles
In accordance with the provisions of FASB ASC Topic 350, indefinite-lived intangible assets are tested for impairment on an annual basis or between annual tests if events occur or circumstances change that would indicate that the assets might be impaired. The Company’s indefinite-lived intangible assets consist of certain franchise rights associated with the Residential/SMB segment as well as certain rights-of-way acquired in the NEON transaction. The Company conducted an annual impairment test of its indefinite-lived assets during the fourth quarter of 2009 at the units of accounting level. The units of accounting were determined under the provisions of FASB ASC Topic 350 to be the Company’s franchise rights in the Pennsylvania market and certain rights-of-way acquired in the NEON transaction. The Company used an income-based approach and discounted the cash flows attributable to the applicable franchise rights to estimate their fair value. Several estimates and assumptions were incorporated into this analysis including existing customers, expected penetration level of marketable homes within the franchised areas, expected average revenue per customer, projected operating expenses, contributory asset charges, applicable cost of capital, estimated terminal value and present value of tax benefits. The fair value of the rights-of-way was estimated using a replacement cost approach using internal personnel involved in the original construction and attainment of the rights-of-way. The impairment tests performed indicated that the franchise rights and rights-of-way were not impaired. While management believes the estimates used in the impairment tests of goodwill and the indefinite-lived intangibles are reasonable, actual results may differ significantly from these assumptions, which could materially affect the valuation. To evaluate the sensitivity of the fair value calculations of the Company’s identifiable indefinite-lived intangibles, the Company applied hypothetical 10%, 20% and 30% decreases to the estimated fair value of each of the Company’s identifiable indefinite-lived intangibles.  These hypothetical 10%, 20% and 30% decreases in estimated fair value would not have resulted in any impairment of the franchise rights, but would have resulted in impairment charges of approximately $3.0 million, $7.0 million, and $10.0 million, respectively, for the rights-of-way.
Other Intangibles
The costs of other intangible assets, including trademarks, trade names, customer relationships and software, are amortized over their estimated useful lives. Amortizable intangible assets are tested for impairment based on undiscounted cash flows in accordance with FASB ASC Topic 350 and, if impaired, are written down to fair value based on discounted cash flows. See Note 6 for the ranges of useful lives of the amortizable intangible assets.
Asset Retirement Obligations
FASB ASC Topic 410 Asset Retirement and Environmental (“ASC Topic 410”) addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FASB ASC Topic 410 requires recognition of a liability for an asset retirement obligation in the period in which it is incurred at its estimated fair value. Certain of the Company’s franchise and lease agreements contain provisions that require the Company to restore facilities or remove property in the event that the franchise or lease agreement is not renewed. The Company expects to continually renew its franchise agreements and therefore, cannot estimate any liabilities associated with such agreements. A remote possibility exists that franchise agreements could terminate unexpectedly, which could result in the Company incurring significant expense in complying with the restoration or removal provisions. There are no significant asset retirement-related liabilities recorded in the Company’s consolidated financial statements.
Legal Contingencies
The Company is subject to legal, regulatory and other proceedings and claims that arise in the ordinary course of business and, in certain cases, those that the Company assumes from an acquired entity in a business combination. An estimated liability for those proceedings and claims arising in the ordinary course of business is recorded based upon the probable and reasonably estimable criteria contained in FASB ASC Topic 450 Contingencies. The Company reviews outstanding claims with internal and external counsel to assess the probability and the estimates of loss as new information becomes available, and adjusts its liabilities as appropriate.

Revenue Recognition
Revenues are principally derived from fees associated with the Company’s video, telephone, high-speed data and transport services and are recognized as earned when the services are rendered, evidence of an arrangement exists, the fee is fixed and determinable and collection is probable. Payments received in advance are deferred and recognized as revenue when the service is provided. Installation fees charged to the Company’s residential and small business customers are less than related direct selling costs and therefore, are recognized in the period the service is provided. Installation fees charged to larger commercial customers are generally recognized over the contract life which is not materially different than the service life. Reciprocal compensation revenue, the fees that local exchange carriers pay to terminate calls on each other’s networks, is based upon calls terminated on the Company’s network at contractual rates. Under the terms of applicable franchise agreements, the Company is generally required to pay an amount based on gross video revenues to the local franchising authority. These fees are normally passed through to the Company’s cable subscribers and accordingly, the fees are classified as revenue with the corresponding cost included in direct expenses. Certain other taxes imposed on revenue producing transactions, such as Universal Service Fund fees are also presented as revenue and expense.
Sales of Multiple Products or Services
When the Company enters into sales contracts for the sale of multiple products or services, then the Company evaluates whether it has fair value evidence for each deliverable in the transaction. If the Company has fair value evidence for each deliverable of the transaction, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition accounting policies. For example, the Company sells video, high-speed data and voice services to subscribers in a bundled package at a rate lower than if the subscriber purchases each product on an individual basis. Subscription revenues received from such subscribers are allocated to each product in a pro-rata manner based on the fair value of each of the respective services.
Direct Expenses
Direct expenses consist primarily of video programming costs, leased telecommunications services, voice termination costs, franchise and regulatory fees, pole rental and right-of-way fees, co-location costs, building access costs and revenue share payments.
Programming costs consist of the fees paid to suppliers of video content, which is generally obtained through multiyear agreements and contains rates that are typically based on the number of authorized subscribers that receive the programming content. At times, as these contracts expire, programming content continues to be provided based on interim arrangements while the parties negotiate new contractual terms, sometimes with effective dates that affect prior periods. While actual payments are generally made under the prior contract terms during the negotiation period, the amount of programming expenses recorded during the negotiation period is based on management’s estimates of the expected contractual terms to be ultimately negotiated. Programming costs are paid each month based on calculations performed by the Company and are subject to periodic audits performed by the programmers. Certain programming contracts contain launch incentives paid by the programmers. The Company records the launch incentives on a straight-line basis over the life of the programming agreement as a reduction of programming expense. The deferred amount of launch incentives is included in other long-term liabilities.
The Company accrues for the expected costs of leased telecommunications and voice termination services provided by third party telecommunications providers in the period the services are rendered. Invoices received from the third party telecommunications providers are often disputed due to billing discrepancies. The Company accrues for all disputed invoiced amounts that are considered probable and estimable as contingent liabilities. Disputes that are resolved in the Company’s favor are recorded as a reduction in direct expenses in the period the dispute is settled. Because the time required to resolve these disputes is often more than one quarter, any benefits associated with the favorable resolution of such disputes are often realized in periods subsequent to the accrual of the disputed invoice.
All other direct costs are expensed as incurred.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include customer service, sales, marketing, billing, network maintenance and repair, installation and provisioning, bad debt, rent and other overhead costs. All personnel costs, including stock-based compensation but excluding certain retention and severance benefits accounted for in accordance with FASB ASC Topic 420 Exit or Disposal Cost Obligations (“ASC Topic 420”), are included in selling, general and administrative expense.
Non-Cash Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718 Compensation — Stock Compensation (“ASC Topic 718”), which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize that cost over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Exit and Restructuring Costs
Exit and restructuring costs are recorded in accordance with FASB ASC Topic 420. The Company continuously monitors its organizational structure and associated operating expenses. Depending upon events and circumstances, actions may be taken periodically to restructure the business. Restructuring activities may include terminating employees, abandoning excess office space and incurring other exit costs. Any resulting exit and restructuring costs depend on estimates made by management based on its knowledge of the cost to terminate existing commitments and estimates of termination benefits. These estimates could differ from actual results. The Company monitors the initial estimates periodically and records an adjustment for any significant changes in estimates.
The Company has exited numerous facilities, in whole or in part, over the last three years. FASB ASC Topic 420 requires the Company to offset the present value of the remaining lease payments for the exited property against estimated sublease rental income. Sublease assumptions frequently change based on market conditions, which require the Company to adjust the projected cash flows related to exited properties. Changes in assumptions are recognized in income when made. When the Company terminates or buys out of a lease agreement, the payment is charged against the liability and/or the remaining liability is reversed into income. The Company amortizes the liability for these facilities as an offset to rent expense, which is included in selling, general and administrative expense, over the remaining term of the lease.
Upon its emergence from bankruptcy, the Company recorded a liability in “fresh start accounting” in accordance with the American Institute of Certified Public Accountants (“AICPA”) statement of position No. 90-7 “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code” for the excess of cost over fair value on all of its leased facilities. The liability for these facilities is amortized as an offset to rent expense over the remaining term of the lease. When the Company exits a facility and accrues an exit cost liability, it reverses the remaining “fresh start” reserve established for that property into exit costs and restructuring charges. Similarly, when the Company renegotiates a lease on one of these properties the reserve is reversed into exit costs and restructuring charges as the amended lease is assumed to reflect market rates and terms.
Debt Issuance Costs
Debt financing costs are capitalized and amortized to interest expense over the term of the underlying obligations using the straight-line method which approximates the effective interest method.
Income Taxes
Income taxes are accounted for under the provisions of FASB ASC Topic 740 Income Taxes (“ASC Topic 740”). Accordingly, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The measurement of net deferred tax assets is reduced by the amount of any tax benefit that, based on available evidence, is not expected to be realized, and a corresponding valuation allowance is established. The determination of the required valuation allowance against net deferred tax assets was made without taking into account the deferred tax liabilities created from the book and tax differences on indefinite-lived assets.
When the Company has claimed tax benefits that may be challenged by a tax authority, these uncertain tax positions are accounted for under FASB ASC Topic 740. Under this accounting guidance, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for unrecognized tax benefits is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2009 and 2008, the Company has not recorded any liability for unrecognized tax benefits.
Derivative Instruments and Hedging Activities
In accordance with FASB ASC Topic 815 Derivatives and Hedging (“ASC Topic 815”), all derivatives are recorded in the balance sheet as either an asset or liability and are measured at fair value with the changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met. In May 2007, the Company entered into three interest rate swap agreements with a notional amount of $345 million to partially mitigate the variability of cash flows in interest payments due to changes in the LIBOR interest rate on its First-Lien Credit Agreement. The Company designated the swap agreements as an accounting hedge under FASB ASC Topic 815. These interest rate swap agreements qualify for hedge accounting because the swap terms match the critical terms of the hedged debt. Accordingly, gains and losses on derivatives designated as cash flow hedges, to the extent they are effective, are recorded in accumulated other comprehensive income (loss) and subsequently reclassified to interest expense during the same period in which the hedged item affects earnings.

Accumulated Other Comprehensive Income (Loss)
The Company has three primary components of other comprehensive income (loss): fair value of interest rate swaps, foreign currency translation losses, and unrealized appreciation (depreciation) on investments. The following table reflects the components of accumulated other comprehensive loss:

	2009	2008	2007
	(in thousands)
Fair value of interest rate swaps	$(37,018)	$(54,470)	$(19,817)
Foreign currency translation loss	—	(471)	(73)
Unrealized (depreciation) appreciation on investments	(16)	(85)	52

Accumulated other comprehensive loss	$(37,034)	$(55,026)	$(19,838)

Recently Issued Accounting Pronouncements
In July 2009, the FASB“s Accounting Standards Codification™ (“Codification”) became the single source of authoritative U.S. GAAP (other than rules and interpretive releases of the SEC). The Codification is topically based with topics organized by ASC number and updated Accounting Standards Updates (“ASU”). ASUs replace accounting guidance that was historically issued as Statements of Financial Accounting Standards (“SFAS”), FASB Interpretations (“FIN”), FASB Staff Positions (“FSP”), Emerging Issue Task Force (“EITF”) Abstracts and other types of accounting standards. The Codification became effective September 30, 2009 for the Company, and disclosures within this Annual Report on Form 10-K have been updated to reflect the change.
In January 2010, the FASB issued ASU 2010-6, Fair Value Measurements and Disclosures, that amends existing disclosure requirements under ASC Topic 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity between purchases, sales, issuances, and settlements on a gross basis. That requirement is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This pronouncement is related to disclosure only and it is not anticipated to have a material impact on the Company’s consolidated financial statements.
In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements which amends the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate the consideration received. This ASU is effective for fiscal years beginning on or after June 15, 2010, which is January 1, 2011 for the Company. This ASU is effective prospectively for revenue arrangements entered into or materially modified after January 1, 2011. The Company is currently evaluating the impact that this new accounting guidance will have on its consolidated financial statements.
In August 2009, the FASB issued ASU 2009-05 Measuring Liabilities at Fair Value to clarify how entities should estimate the fair value of liabilities under ASC Topic 820. This ASU clarifies the fair value measurements for a liability in an active market and the valuation techniques in the absence of a Level 1 measurement. The Company has adopted this guidance in its consolidated financial statements for the year ended December 31, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued guidance now included in ASC Topic 855 Subsequent Events. This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. Among other items, the guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement for SEC filers (as defined in ASU 2010-09) to disclose the date through which an entity has evaluated subsequent events. The Company has adopted this guidance in its consolidated financial statements for the year ended December 31, 2009.
In April 2009, the FASB issued guidance now included in ASC Topic 825 Financial Instruments. The guidance requires that the fair value disclosures required for financial instruments be included in interim financial statements. In addition, the guidance requires public companies to disclose the method and significant assumptions used to estimate the fair value of those financial instruments and to discuss any changes of method or assumptions, if any, during the reporting period. The guidance was effective for the Company’s year ended December 31, 2009. This pronouncement is related to disclosure only and did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued guidance now included in ASC Topic 320 Investments - Debt and Equity Securities that modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. The adoption did not have a material impact on the Company’s consolidated financial statements.
NOTE 3. ACQUISITIONS AND DISPOSITIONS
NEON Communications Group, Inc.
On November 13, 2007 (the “Closing Date”), the Company completed the acquisition of NEON Communications Group, Inc. (“NEON”). The cash purchase price paid was $5.15 per share, resulting in total cash consideration of approximately $255 million. Including transaction costs, the total purchase price for NEON was approximately $260 million.
The acquisition of NEON was accounted for under the purchase method of accounting, with the Company as the acquirer in accordance with FASB ASC Topic 805 Business Combinations. The results of operations from NEON are included in the accompanying consolidated financial statements from the Closing Date through December 31, 2009. The following table summarizes, on an unaudited, pro forma basis, the estimated combined results of operations of the Company for 2007 as though the acquisition of NEON was completed at the beginning of 2007. These pro forma statements have been prepared for comparative purposes only and are not intended to be indicative of what the Company’s results would have been had the acquisition occurred at the beginning of the period presented or the results which may occur in the future.

2007
(dollars in thousands,
except per share data)
Revenues, net*	$702,394
Operating loss*(1)	(95,408)
Net loss*(1)	(197,330)
Net loss per common share, basic and diluted*	(5.33)

*	from continuing operations

(1)	Includes non-recurring charges incurred by NEON (primarily deal-related costs), and stock-based compensation expense totaling $5.4 million during 2007.
San Francisco and Los Angeles Operations
In March 2007, the Company completed the sale of its San Francisco operations for $45 million in cash and recorded an after-tax gain on this transaction of $15.9 million. In addition, during 2007, the Company completely exited its operations in the Los Angeles, California market and sold the building and certain other assets for net total proceeds of approximately $3.9 million and recorded a de minimis after-tax gain on this transaction. The results of operations of its California assets are shown as discontinued operations in the consolidated statements of operations and include operating revenues totaling $6.8 million for 2007.

NOTE 4. EXIT COSTS AND RESTRUCTURING CHARGES
Total exit costs and restructuring charges were comprised of the following:

	2009	2008	2007
	(in thousands)
Exit costs for excess facilities	$84	$164	$7,875
Severance and retention	491	2,150	3,443
Recoveries, net	—	—	(3,124)

Total	$575	$2,314	$8,194

During 2009, the Company recorded exit costs and restructuring charges of $0.6 million, consisting primarily of employee termination benefits. The Company recorded total exit costs and restructuring charges of $2.3 million during 2008, primarily consisting of employee termination benefits associated with a reduction in force and a voluntary separation program in connection with plans to reduce operating expenses. The majority of these benefits were paid out by the date of this filing.
Total exit costs and restructuring charges were $8.2 million in 2007, consisting primarily of exit costs totaling $7.9 million as a result of exiting or terminating property leases in Pennsylvania, New Jersey and New York and restructuring charges totaling $3.4 million, which were primarily related to the outsourcing of the Company’s customer care operations. These charges were partially offset by a $3.1 million settlement for damages incurred relating to space that was exited in 2002 and are net of legal fees incurred. At the time the property was exited, the abandoned property, plant and equipment was recorded in exit costs and restructuring charges and therefore, the portion of the settlement relating to these costs was recorded in exit costs and restructuring charges during 2007.
The following table presents the activity in the lease fair value and exit cost liability accounts for 2008 and 2009:

		Exit Costs and
	Lease Fair	Restructuring
	Value	Charges	Total
	(in thousands)
Balance, December 31, 2007	$3,345	$10,300	$13,645
Additional accrued costs	—	2,314	2,314
Amortization	(654)	(2,207)	(2,861)
Reversals / Settlements	—	(4,694)	(4,694)

Balance, December 31, 2008	2,691	5,713	8,404
Additional accrued costs	—	575	575
Amortization	(621)	(1,351)	(1,972)
Reversals / Settlements	—	(1,187)	(1,187)

Balance, December 31, 2009	2,070	3,750	5,820
Less: current portion	550	1,543	2,093

Long-term portion December 31, 2009	$1,520	$2,207	$3,727

The current portion of these liabilities is included in accrued exit costs on the balance sheet and the long-term portion is included in other long-term liabilities.
NOTE 5. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
In accordance with the authoritative guidance for fair value measurements and the fair value election for financial assets and financial liabilities, a fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy was established that draws a distinction between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measure. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 were as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$71,808	$—	$—	$71,808
Short-term investments	15,135	—	—	15,135
Restricted investments	11,666	—	—	11,666

Total financial assets	$98,609	$—	$—	$98,609

Liabilities:
Interest rate swap agreements	$—	$37,018	$—	$37,018

Total financial liabilities	$—	$37,018	$—	$37,018

For the interest rate swap agreements, fair value is calculated using standard industry models based on significant observable market inputs such as swap rates, interest rates, and implied volatilities obtained from the counterparties to the swap agreements. The Company performs an independent evaluation to validate the reasonableness of the fair value obtained.
Pursuant to the authoritative guidance which requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value, the Company’s term loan borrowings under the First-Lien Credit Agreement have a fair value of $654.2 million as of December 31, 2009, as determined based on the bid and ask quotes for the related debt.
The carrying values of accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values due to their short maturity.
NOTE 6. INTANGIBLE ASSETS
Intangible assets consisted of the following:

		December 31, 2009		December 31, 2008
		Gross		Gross
		Carrying	Accumulated	Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization
		(in thousands)
Amortizable intangible assets:
Customer relationships	4 – 10 years	$88,072	$(70,676)	$88,072	$(67,318)
Trademarks/tradenames	5 years	13,573	(13,573)	13,573	(10,958)
Software	3 years	540	(471)	540	(291)

Subtotal		102,185	(84,720)	102,185	(78,567)
Indefinite-lived intangible assets:
Franchise rights	Indefinite	54,842	—	54,842	—
Rights-of-way	Indefinite	33,857	—	33,857	—

Total intangible assets		$190,884	$(84,720)	$190,884	$(78,567)

Goodwill		$15,479	$—	$15,479	$—

Activity related to the Company’s amortizable intangible assets, net was as follows:

	Resi/SMB	RCN Metro	Total
	(in thousands)
Balance, December 31, 2007	$23,422	$29,247	$52,669
Adjustments	—	(9,160)	(9,160)
Amortization	(17,871)	(2,020)	(19,891)

Balance, December 31, 2008	5,551	18,067	23,618
Amortization	(2,981)	(3,172)	(6,153)

Balance, December 31, 2009	$2,570	$14,895	$17,465

Amortization expense was $6.2 million, $19.9 million, and $20.7 million for 2009, 2008 and 2007, respectively. During 2008, management completed the valuation of the tangible and intangible assets acquired in the NEON transaction in November 2007 (see Note 3) and as a result, the fair values initially assigned to the intangible assets were adjusted. Specifically, adjustments to increase the value assigned to internally developed software of $0.2 million and reduce the value assigned to customer relationships by $9.4 million were recorded. As a result of these adjustments, a cumulative reduction to amortization expense was recognized in 2008 totaling $1.0 million.
Expected amortization expense of finite-lived intangible assets over each of the next five years is as follows:

For the Year Ended December 31,	(in thousands)
2010	$2,810
2011	2,241
2012	2,241
2013	2,241
2014	2,241
Thereafter	5,691

Total	$17,465

NOTE 7. DEFERRED CHARGES AND OTHER ASSETS
Deferred charges and other assets consisted of the following:

	December 31,
	2009	2008
	(in thousands)
Debt issuance cost, net of accumulated amortization	$7,433	$9,104
Security deposits	3,215	3,368
Other long-term assets	4,412	4,371

Total deferred charges and other assets	$15,060	$16,843

NOTE 8. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	December 31,
	2009	2008
	(in thousands)
Interest rate swaps	$37,018	$54,470
Deferred taxes	36,918	36,154
Unearned revenue	9,856	11,385
Exit costs	2,207	3,588
Other deferred credits	3,114	2,678
Lease cost/fair value reserve	1,520	2,070
Dividend payable	—	591

Total other long-term liabilities	$90,633	$110,936

NOTE 9. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt consisted of the following:

	December 31,
	2009	2008
	(in thousands)
First-lien term loan	$702,489	$709,694
Revolving line of credit	30,000	30,000
Capital leases	2,766	2,913

Total	735,255	742,607
Due within one year (1)	25,947	7,352

Total long-term debt	$709,308	$735,255

At December 31, 2009, contractual annual maturities of long-term debt and capital lease obligations over the next five years are as follows (dollars in thousands):

For the year ending December 31,
2010 (1)	$25,947
2011	7,385
2012	7,404
2013	37,425
2014	655,332
Thereafter	1,762

Total	$735,255

(1)	In addition to scheduled mandatory repayments under the First-Lien Credit Agreement, the Company is also required to repay 50% of Excess Cash Flow (as defined in the First-Lien Credit Agreement) if the Company’s Total Leverage Ratio for the period is greater than 3:00:1. Pursuant to this Excess Cash Flow provision, the Company expects to repay $18.6 million on or before April 15, 2010, related to the year ended December 31, 2009.
The following is a description of the Company’s debt and the significant terms contained in the related agreements.
First-Lien Credit Agreement
The Company’s credit agreement with Deutsche Bank, as Administrative Agent, and certain syndicated lenders (“First-Lien Credit Agreement”) provides for term loans to the Company in the aggregate principal amount of $720 million, and a $75 million revolving line of credit, all of which can be used as collateral for letters of credit. Approximately $40.1 million of the revolving line of credit is currently utilized for outstanding letters of credit relating to the Company’s surety bonds, real estate lease obligations, right-of-way obligations, and license and permit obligations. As of December 31, 2009, the Company had drawn an additional $30 million under the revolving line of credit and had $4.9 million of available borrowing capacity remaining. The obligations of the Company under the First-Lien Credit Agreement are guaranteed by all of its operating subsidiaries and are collateralized by substantially all of the Company’s assets.
The term loan bears interest at the Administrative Agent’s prime lending rate plus an applicable margin or at the Eurodollar rate plus an applicable margin, based on the type of borrowing elected by the Company. The effective rate on outstanding debt at December 31, 2009 and December 31, 2008 was 4.9% and 5.5%, respectively, including the effect of the interest rate swaps discussed in Note 10.
The First-Lien Credit Agreement requires the Company to maintain a Secured Leverage Ratio not to exceed 4.00:1 through December 30, 2010. On December 31, 2010, the maximum permitted Secured Leverage Ratio declines to 3.50:1, then declines to 3.00:1 on December 31, 2012 where it remains until maturity in May 2014. The First-Lien Credit Agreement also contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, create liens on their assets, make particular types of investments or other restricted payments, engage in transactions with affiliates, acquire assets, utilize proceeds from asset sales for purposes other than debt reduction (except for limited exceptions for reinvestment in the business), merge or consolidate or sell substantially all of the Company’s assets.
The Company is in compliance with all financial covenants under the First-Lien Credit Agreement as of the date of this filing.

NOTE 10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
These interest rate swap agreements qualify for hedge accounting because the swap terms match the critical terms of the hedged debt. The Company has assessed, on a quarterly basis that the swap agreements are completely effective based on criteria listed in the authoritative guidance pertaining to cash flow derivative instruments that are interest rate swaps. Accordingly, these agreements had no net effect on the Company’s results of operations in 2009, 2008 and 2007. The Company uses derivative instruments as risk management tools and not for trading purposes. As of December 31, 2009 and 2008, the estimated fair values of these swap agreements were liabilities of $37.0 million and $54.5 million, respectively, and the notional amount was $335.3 million and $339.2 million, respectively.
The following table summarizes the Company’s outstanding liability derivative instruments and their effect on the consolidated balance sheet at December 31, 2009 (dollars in thousands):

Derivatives Designated as Hedging
Instruments	Type of Hedge	Balance Sheet Location	Fair Value of Hedge

Interest rate swap agreements	Cash flow	Other long-term liabilities	$37,018

The effects of liability derivative instruments on the Company’s consolidated statement of operations and other comprehensive income (loss) (“OCI”) for the year ending December 31, 2009 are as follows (dollars in thousands):

	Gain Recognized in OCI on	Gain or (Loss) Reclassified	Gain or (Loss) Reclassified
Derivatives Designated as Hedging	Derivatives (Effective	from Accumulated OCI into	from Accumulated OCI into
Instruments	Portion)	Income (Effective Portion)	Income (Ineffective Portion)

Interest rate swap agreements	$17,452	$—	$—

NOTE 11. STOCKHOLDERS’ EQUITY AND STOCK PLANS
Income (Loss) Per Share
Basic earnings per share (“EPS”) is computed by dividing the income available to common stockholders by the average weighted number of shares of common stock outstanding during the period.
The computation of weighted average shares outstanding for the dilutive EPS calculation includes the number of additional shares of common stock that would be outstanding if all dilutive potential common stock equivalents would have been issued. The Company incurred losses in 2009, 2008 and 2007 and accordingly, all potential common stock equivalents would have been anti-dilutive so the average weighted common shares for the basic EPS computation is equal to the weighted average common shares used for the diluted EPS computation.
The following table shows the securities outstanding that could potentially dilute basic EPS in the future and the number of shares of common stock represented by, or underlying, such securities.

	December 31,
	2009	2008	2007
Options	2,560,774	4,057,561	3,884,652
Warrants	8,018,276	8,018,276	8,018,276
Unvested restricted stock units	2,274,391	653,923	—
Unvested restricted stock awards	51,672	162,128	437,482

Total	12,905,113	12,891,888	12,340,410

Common Stock, Warrants and Dividends
As contemplated in RCN’s Plan of Reorganization, RCN issued Convertible Notes, which, pursuant to their terms, were convertible into approximately five million shares of RCN common stock, subject to certain limitations. All such Convertible Notes were repurchased by RCN in May 2007. As part of the consideration for the purchase of such Convertible Notes, RCN issued to former holders of such Convertible Notes warrants to purchase 5,328,521 shares of RCN common stock at an exercise price of $25.16 per share (subject to adjustment). Following the adjustments caused by the special cash dividend (discussed below), the warrants are currently exercisable for approximately 8,018,276 shares of common stock at an exercise price of $16.72. All of these warrants were outstanding as of December 31, 2009 and expire on June 21, 2012.
Also in May 2007, the Company declared a dividend of $9.33 per share of outstanding common stock (the “special dividend”), pursuant to which approximately $347.3 million was paid in June 2007, excluding an additional amount of $4.5 million in dividends to be paid upon vesting of employee restricted stock granted prior to the dividend date. As of December 31, 2009, approximately $0.5 million remains to be paid upon vesting of the employee restricted stock. Pursuant to the warrant agreement, the adjustment to the price of the common stock due to the dividend resulted in an adjustment to both the exercise price of the warrants and the number of shares of common stock for which the warrants are exercisable. Immediately prior to the dividend “ex” date, the warrants were exercisable for one share of common stock at a price of $25.16 per share.
Stock Repurchase Program
During 2007, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. To date, the Company has repurchased approximately 2.6 million shares, of which 1,330,217 shares were repurchased in 2009 at a weighted average price of $5.49 totaling $7.3 million. In 2008 the company repurchased 1,035,800 shares at an average price of $7.46 totaling $7.7 million. All of these shares were retired. As of December 31, 2009, approximately $6.3 million remains authorized for repurchases under the stock repurchase program.
Stock-Based Compensation
RCN’s 2005 Stock Compensation Plan (the “Stock Plan”) currently allows for the issuance of up to 8,327,799 shares of the Company’s stock in the form of stock options, restricted stock and restricted stock units to RCN’s directors, officers and employees. As of December 31, 2009, there were approximately 1.3 million shares available for grant under the Stock Plan.
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

Compensation expense recognized related to RSAs, RSUs and stock option awards are summarized in the table below:

	2009	2008	2007
	(in thousands)
Restricted stock awards	$2,082	$2,832	$10,093
Restricted stock units	5,182	2,506	—
Stock options	2,964	7,997	23,113

Total	$10,228	$13,335	$33,206

As of December 31, 2009, total unamortized stock-based compensation expense related to stock options, restricted stock, and restricted stock units totaled $20.0 million. The unamortized expense of $20.0 million will be recognized through the third quarter of 2012. The Company expects to recognize approximately $10.5 million, $6.8 million and $2.7 million in compensation expense in 2010, 2011 and 2012, respectively, based on outstanding grants under the Stock Plan as of December 31, 2009.
Stock Options
Stock options may be granted as either non-qualified stock options or incentive stock options. Substantially all of the options become exercisable in three equal installments (generally annual vesting over a three-year period), and generally expire seven years from the grant date. Certain executives have been awarded stock options which are performance-based and vest over a three-year period subject to meeting performance goals established by the Board of Directors.
The following table summarizes the Company’s option activity during 2009, 2008 and 2007:

	2009			2008		2007
			Weighted Average
		Weighted	Remaining Contractual		Weighted		Weighted
	Number of	Average Exercise	Life	Number of	Average Exercise	Number of	Average Exercise
	Shares	Price	(In Years)	Shares	Price	Shares	Price
Awards Outstanding at January 1	4,057,561	$13.94		3,884,652	$15.49	2,963,674	$23.37
Granted	383,975	9.05		1,362,702	11.10	330,677	14.39
Exercised	—	—		(32,081)	12.36	(315,130)	18.38
Forfeited	(1,880,762)	15.10		(1,157,712)	15.97	(422,368)	18.76
Special cash dividend adjustment	—			—		1,327,799	15.57

Awards Outstanding at December 31	2,560,774	$12.35	4.02	4,057,561	$13.94	3,884,652	$15.49

Awards Exercisable at December 31	1,627,713	$13.44	3.02	2,552,767	$14.98	2,283,819	$15.77

The intrinsic value in the awards outstanding was $3.4 million at December 31, 2009. There was no intrinsic value in the awards exercisable at December 31, 2009. During 2008 and 2007, the total intrinsic value of stock options exercised was $0.04 million and $2.1 million, respectively and cash received from the stock options exercised was $0.4 million and $5.8 million, respectively. There were no stock options exercised in 2009.
In connection with the special cash dividend declared in May 2007 of $9.33 per share, the Compensation Committee of the Board of Directors approved antidilution adjustments to outstanding stock option awards pursuant to the equity-based compensation plans to take into account the payment of the special cash dividend. Outstanding stock option awards were adjusted on June 12, 2007 (the ex-dividend date) by reducing the exercise price and increasing the number of shares issuable upon the exercise of each option, in accordance with safe harbor provisions of Section 409A of the Internal Revenue Code, such that the aggregate difference between the market price and exercise price multiplied by the number of shares issuable upon exercise was substantially the same immediately before and after the payment of the special cash dividend. The antidilution modification made with respect to such options resulted in a decrease in the weighted average exercise price from $23.69 to $15.58 and an increase in the aggregate number of shares issuable upon exercise of such options by 1,327,799. Since the Stock Plan permits, but does not require, antidilution modifications, FASB ASC Topic 718 requires a comparison of the fair value of each award immediately prior to and after the date of modification, assuming the value immediately prior to modification contains no antidilution protection, and the value immediately after modification contains full antidilution protection. This comparison resulted in an aggregate difference of $14.2 million despite the fact that the aggregate difference between the market price and exercise price multiplied by the number of shares issuable upon exercise was substantially the same immediately before and after the modification. As of December 31, 2009, all of the additional expense as a result of the modification has been recognized.

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
Pursuant to the Program, RCN accepted for cancellation options to purchase 1,179,651 shares of the Company’s common stock in exchange for new options to purchase 383,975 shares of the Company’s common stock. The per share exercise price of the new options is $9.05, which was the closing price of RCN’s common stock as quoted on the NASDAQ Global Select Market on August 12, 2009. These new options have a three-year vesting period with one-third of the new options vesting on each anniversary of the grant date. Each of the new options has an expiration date that is seven years from the exchange date. All new options will be subject to the terms and conditions of the Stock Plan.
In accordance with the authoritative guidance for stock compensation awards classified as equity, the exchange of options is characterized as a modification. Any difference between the fair value of the new options over the fair value of the exchanged options results in additional non-cash compensation expense. No incremental stock option expense was recognized in connection with the exchange because the fair value of the new options, as determined based on the Lattice option pricing model, was equal to or lower than the fair value of the exchanged options.
The following table summarizes additional information regarding outstanding and exercisable options as of December 31, 2009:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
	Number	Average	Average		Average
	Outstanding	Remaining	Exercise	Number	Exercise
	at	Contractual	Price per	Exercisable	Price per
Exercise Price per Option	12/31/2009	Life (Years)	Option	at 12/31/2009	Option
$9.05	379,881	6.62		—
$11.22	783,622	5.20		262,147
$12.36	240,370	2.39		240,370
$13.79	894,419	2.39		894,419
$14.29	82,171	2.91		82,171
$14.39	95,748	4.67		64,043
$17.42	58,027	3.43		58,027
$19.78	26,536	3.93		26,536

$9.05 – $19.78	2,560,774	4.02	$12.35	1,627,713	$13.44

During 2009, 2008, and 2007, the Company recorded compensation expense related to stock option grants totaling $2.9 million, $8.0 million, and $23.1 million, respectively. Unamortized stock-based compensation expense for stock option awards at December 31, 2009 totaled $2.6 million and will be amortized through the third quarter of 2012.
The Company values its stock options using both the Black Scholes and Lattice Model valuation methods. Expected volatility is based on the historical volatility of the price of RCN and several similarly sized cable and telecommunications companies over the past seven years. The Company uses historical information to estimate award exercises and forfeitures within the valuation model. The expected term of awards is derived from an analysis of the historical average holding periods and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The following table summarizes the weighted average valuation assumptions used in the Black Scholes valuation of the 2008 awards:

2008
Dividend yield	0%
Expected volatility	54.0%
Risk-free interest rate	2.5%
Expected life (in years)	4.5
The weighted average fair value of options granted in 2008, valued using the Black Scholes method, was $4.95.

There were no awards granted in 2009 or 2007 that were valued using the Black Scholes valuation method.
The following table summarizes the weighted average valuation assumptions used in the Lattice valuation of the 2009, 2008 and 2007 awards:

	2009	2008	2007
Dividend yield	0%	0%	0%
Expected volatility	53.3%	53.4%	53.1%
Risk-free interest rate	3.3%	2.7%	4.3%
Expected life (in years)	3.4	3.4	4.1
The weighted average fair value of options granted in 2009, 2008 and 2007, valued using the Lattice method, was $3.45, $4.53 and $5.87, respectively.
Restricted Stock Awards
Prior to 2008, the Company issued stock-based compensation to employees in the form of RSAs. RSA awards entitle employees or directors to receive at the end of each vesting period (generally annual vesting over a three-year period) one share of common stock for each RSA granted, conditioned on continued employment or service as a director throughout each annual vesting period. The fair value of each RSA granted is equal to the market price of the Company’s stock at the date of grant.
The following table summarizes the Company’s RSA activity during 2009, 2008 and 2007:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Fair Value	Number of	Fair Value	Number of	Fair Value
	Shares	per Share	Shares	per Share	Shares	per Share
Nonvested, January 1	162,128	$27.57	437,482	$26.50	599,159	$25.25
Granted	—	—	—	—	220,000	27.27
Vested	(104,477)	27.65	(239,506)	25.59	(362,731)	24.71
Forfeited	(5,979)	27.99	(35,848)	27.83	(18,946)	30.10

Nonvested, December 31	51,672	$27.35	162,128	$27.57	437,482	$26.50

During 2009, 2008 and 2007, the Company recorded compensation expense related to RSA grants totaling $2.1 million, $2.8 million and $10.1 million, respectively. Compensation expense recorded for performance-based restricted stock is based on the Company’s projected performance relative to the Board-established performance goals. Unamortized stock-based compensation expense at December 31, 2009 for RSA grants totaled $0.3 million and will be amortized through the first quarter of 2010.
Restricted Stock Units
Beginning in 2008, the Company issued stock-based compensation to employees in the form of RSUs, which are grants of a contractual right to receive future value delivered in the form of RCN common stock.
During 2009, the Compensation Committee approved grants of 1,828,558 RSUs to management and employees which vest over a three-year period. During this period the Compensation Committee also approved grants of 195,954 restricted stock units to the Board of Directors which generally vest over a one-year period.

The following table summarizes the Company’s RSU activity in 2009 and 2008:

	2009		2008
		Weighted		Weighted
		Average		Average
	Number of	Fair Value	Number of	Fair Value
	Shares	per Share	Shares	per Share
Nonvested, January 1	653,923	$11.13	—	$—
Granted	2,024,512	8.91	719,231	11.15
Vested	(321,486)	9.25	(16,243)	11.97
Forfeited	(82,558)	9.37	(49,065)	11.22

Nonvested, December 31	2,274,391	$9.50	653,923	$11.13

Compensation expense for RSUs is recognized for the awards that are expected to vest. The expense is based on the fair value of the awards on the date of grant recognized on a straight-line basis over the requisite service period, which is generally a three-year period for employees and one-year period for the Board of Directors. Compensation expense recorded for performance-based RSUs is based on the Company’s projected performance relative to the Board-established performance goals. Certain RSUs granted to employees were performance-based and vest subject to meeting performance goals established by the Board of Directors. In 2009 and 2008, the Company recorded compensation expense related to RSU grants totaling $5.2 million and $2.5 million, respectively. At December 31, 2009, there was $17.1 million of unamortized stock-based compensation expense related to nonvested RSUs which will be amortized through the third quarter of 2012.
NOTE 12. INCOME TAXES
The provision (benefit) for income taxes on income from continuing operations consisted of the following:

	2009	2008	2007
	(in thousands)
Current:
Federal	$—	$—	$—
State	308	—	—
Foreign	—	—	—

	308	—	—
Deferred:
Federal	—	—	(408)
State	764	—	(641)

	764	—	(1,049)

Total	$1,072	$—	$(1,049)

The Company’s 2009 provision for income taxes was $1.1 million, $0.8 million of which is attributable to changes in the deferred tax liability provided for the Company’s indefinite-lived intangibles. The Company’s 2007 provision for income taxes was a benefit of $1.0 million, all of which is attributable to changes in the deferred tax liability provided for the Company’s indefinite-lived intangibles.
Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes. Temporary differences that gave rise to a significant portion of deferred tax assets and liabilities were as follows:

	December 31,
	2009	2008
	(in thousands)
Net operating loss carryforwards	$584,265	$582,388
Capital loss carryforward	7,283	7,283
Employee benefit plan	5,953	2,667
Allowance for doubtful accounts	2,873	1,541
Stock-based compensation	13,318	16,504
Unearned revenue	5,107	5,123
Other, net	8,015	8,477

Subtotal	626,814	623,983
Valuation allowance	(578,127)	(570,222)

Total deferred tax assets	48,687	53,761
Property, plant, and equipment	(47,878)	(53,443)
Intangibles	(37,727)	(36,472)

Total long-term deferred tax liabilities	(85,605)	(89,915)

Net long-term deferred tax liabilities	$(36,918)	$(36,154)

The provision (benefit) for income taxes on continuing operations varies from the amounts computed by applying the U.S. federal statutory tax rate as a result of the following differences:

	2009	2008	2007
	(in thousands)
Net loss	$(28,618)	$(70,726)	$(152,037)
Total provision (benefit) for income taxes	1,072	—	(1,049)

Loss before provision for income taxes	$(27,546)	$(70,726)	$(153,086)

Federal income tax benefit at statutory rate	$(9,641)	$(24,754)	$(53,580)
State income taxes, net of federal income tax provision	964	(4,328)	(8,864)
Valuation allowance	9,633	28,779	44,927
Restructuring costs	—	—	15,282
Nondeductible expenses	116	303	746
Reversal of stock-based compensation	—	—	440

Total provision (benefit) for income taxes	$1,072	$—	$(1,049)

During 2009, the Company generated federal net operating losses (“NOLs”) of approximately $2.8 million resulting in a deferred tax asset of approximately $1.0 million. During 2008, the Company generated federal NOLs of approximately $64.2 million resulting in a deferred tax asset of approximately $22.3 million. As of December 31, 2009, the Company has federal NOL carryforwards of approximately $1.5 billion. The federal NOLs will expire between 2022 and 2029. Use of the NOLs acquired from NEON and generated prior to the Company’s emergence from bankruptcy are limited under the ownership change rules in the U.S. Internal Revenue Code (“IRC”). These limitations have been applied in determining the federal NOL and the related expiration periods detailed above. The utilization of the expected tax benefit from property and equipment depreciation could also be impacted by the ownership change rules of the IRC. In the table above, the change in the state valuation allowance for 2009 is included in State income taxes, net of federal income tax provision. For 2007 and 2008, the change in the state valuation allowance is included in valuation allowance.
The Company’s ability to use the NOLs can be negatively impacted if there is a future “ownership change” as defined in Section 382 of the IRC. In general, this would occur if certain ownership changes related to the Company’s stock that are held by five percent or greater stockholders, exceeds 50 percent measured over a rolling three year period. In the event an “ownership change” were to occur, the Company’s ability to utilize the NOLs could be significantly limited and could cause the Company to be a federal income tax cash payer much sooner than currently anticipated.
The net change in the valuation allowance for deferred tax assets during 2009 was an increase of $7.9 million and during 2008 was an increase of $38.9 million. The valuation allowance is primarily related to deferred tax assets due to the uncertainty of realizing the full benefit of the NOL carryforwards. In evaluating the amount of the valuation allowance needed, the Company considers the prior operating results and future plans and expectations. The utilization period of the NOL carryforwards and the turnaround period of other temporary differences are also considered. The determination of the required valuation allowance against net deferred tax assets was made without taking into account the deferred tax liabilities created from the book and tax differences on indefinite-lived assets.
The Company adopted the provisions of FASB ASC 740-10 on January 1, 2007 which did not have a material effect on the Company’s consolidated financial position or results of operations. The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns, including, among others, California, Illinois, New York and Virginia, remain open for tax years 2006 and after.
NOTE 13. EMPLOYEE BENEFIT PLANS
The Company has a 401(k) savings plan that covers substantially all of its employees. Participants in the savings plan may elect to contribute, on a pretax basis, a certain percentage of their salary to the plan. Through March 2009, the Company matched a certain percentage of each participant’s contributions in accordance with the provisions of the 401(k) plan. The expense under the 401(k) plan related to the Company’s matching contribution was $0.5 million, $2.7 million and $2.6 million for 2009, 2008 and 2007, respectively. The Company suspended the matching contribution to the Company’s 401(k) plan in the beginning of March 2009.

NOTE 14. COMMITMENTS AND CONTINGENCIES
Rent Expense
Total rental expense (net of sublease income of $1.5 million, $1.8 million and $1.2 million for 2009, 2008 and 2007, respectively) primarily for facilities was $16.7 million, $16.9 million and $15.1 million for 2009, 2008 and 2007, respectively.
At December 31, 2009, approximate future minimum payments under non-cancelable real estate leases, net of contractual sublease income of $1.9 million in total through 2015, are as follows:

Year	(in thousands)
2010	$16,223
2011	14,020
2012	12,046
2013	10,971
2014	9,625
Thereafter	21,826
Letters of Credit
The Company had outstanding letters of credit in an aggregate face amount of $40.1 million at December 31, 2009. These letters of credit utilize approximately 53% of the Company’s $75 million revolving line of credit as collateral.
Guarantees
The Company is a guarantor on four leases for buildings that were used in the former San Francisco, California operations totaling $10.9 million at December 31, 2009.
Self Insurance
The Company is self-insured on its largest employee medical plan, which covers approximately 57% of its employees, and for its casualty insurance coverage (subject to certain limitations). The liabilities are established on an actuarial basis and totaled $4.9 million and $5.3 million at December 31, 2009 and 2008, respectively. The liability is included in accrued expenses and other liabilities on the consolidated balance sheets.
Litigation
The Company is party to various legal proceedings that arise in the normal course of business. In the present opinion of management, none of these proceedings, individually or in the aggregate, are likely to have a material adverse effect on the consolidated financial position or consolidated results of operations or cash flows of the Company. However, management cannot provide assurance that any adverse outcome would not be material to the Company’s consolidated financial position or consolidated results of operations or cash flows.

NOTE 15. FINANCIAL DATA BY BUSINESS SEGMENT
The Company’s reportable segments consist of (i) the Residential / SMB business units, and (ii) the RCN Metro business unit. In evaluating the profitability of these segments, the components of net income (loss) below operating income (loss) before depreciation and amortization, stock-based compensation and any exit costs or restructuring charges are not separately evaluated by the Company’s management. Assets are not allocated to segments for management reporting. Financial data by business segment is as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Net Operating Revenues:(1)
Residential/SMB(1)	$574,057	$567,931	$546,263
RCN Metro(1)	189,713	171,312	89,834

Total	$763,770	$739,243	$636,097

Operating Expenses:(2)
Residential/SMB(2)	$585,088	$602,008	$630,942
RCN Metro(2)	163,916	157,540	86,514

Total	$749,004	$759,548	$717,456

Operating Income before Depreciation & Amortization, Stock-Based Compensation, Exit Costs and Restructuring Charges:
Residential/SMB	$155,355	$145,421	$135,470
RCN Metro	63,487	48,838	20,637

Total	$218,842	$194,259	$156,107

Stock-Based Compensation:
Residential/SMB	$7,676	$10,364	$28,205
RCN Metro	2,552	2,971	5,001

Total	$10,228	$13,335	$33,206

Depreciation and Amortization:
Residential/SMB	$158,036	$167,532	$183,855
RCN Metro	35,237	31,383	12,211

Total	$193,273	$198,915	$196,066

Exit Costs and Restructuring Charges:
Residential/SMB	$674	$1,602	$8,089
RCN Metro	(99)	712	105

Total	$575	$2,314	$8,194

Operating (Loss) Income:
Residential/SMB	$(11,031)	$(34,077)	$(84,679)
RCN Metro	25,797	13,772	3,320

Total	$14,766	$(20,305)	$(81,359)

Additions to Property, Plant and Equipment:
Residential/SMB	$81,713	$112,883	$94,942
RCN Metro	36,542	30,369	20,568

Total	$118,255	$143,252	$115,510

(1)	All revenues reported for the individual segments are from external customers.

(2)	Operating expenses include stock-based compensation expense.
NOTE 16. SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
The table below summarizes the Company’s cash payments for interest and income taxes for 2009, 2008 and 2007:

Supplemental Disclosures of Cash Flow Information	2009	2008	2007
	(in thousands)
Cash paid during the period for:
Interest, net of capitalized interest of $0	$40,059	$51,213	$38,663
Income taxes	$300	—	—

In May 2007, the Company issued 5,328,521 warrants to purchase shares of common stock with an exercise price equal to $25.16 (subject to adjustment) to the former holders of its Convertible Notes. Following the adjustments caused by the special cash dividend, the warrants are currently exercisable for approximately 1.50478 shares of common stock (8,018,276 total shares) at a price per share of $16.72 (see Note 11).
NOTE 17. SELECTED FINANCIAL DATA (Unaudited)
Quarterly results of operations for 2009 and 2008 are as follows:

	2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(in thousands, except per share data)
Revenues	$189,228	$192,332	$191,921	$190,289	$763,770
Operating income (2)	879	2,534	4,689	6,664	14,766
Net loss	(9,632)	(9,401)	(5,668)	(3,917)	(28,618)
Basic and Diluted: net loss per share	$(0.27)	$(0.26)	$(0.16)	$(0.11)	$(0.80)

	2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(in thousands, except per share data)
Revenues	$179,815	$184,352	$187,054	$188,022	$739,243
Operating (loss) income	(12,845)	(5,088)	(2,631)	259	(20,305)
Net loss	(26,204)	(16,651)	(14,725)	(13,146)	(70,726)
Basic and Diluted: net loss per share (1)	$(0.71)	$(0.45)	$(0.40)	$(0.36)	$(1.91)

(1)	As a result of rounding, the total of the four quarters’ earnings per share does not equal the earnings per share for the year.

(2)	In the second quarter of 2009, the Company recorded an impairment adjustment totaling $4.5 million related to equipment which has not been returned by former customers. Included in this impairment adjustment is $1.6 million that relates to periods prior to January 1, 2009.
NOTE 18. SUBSEQUENT EVENT
On March 5, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with entities controlled by a private equity fund associated with ABRY Partners, LLC, pursuant to which to those entities agreed to acquire the Company for total consideration of approximately $1.2 billion, including the assumption of debt. The transaction is expected to be completed in the second half of 2010, subject to receipt of stockholder approval, regulatory approvals, including the receipt of required consents and approvals of the Federal Communications Commission, as well as satisfaction of other customary closing conditions. The transaction is not subject to any financing condition. Under the terms of the Merger Agreement, the Company may solicit proposals from third parties for 40 days through April 14, 2010.

RCN CORPORATION AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

		Additions
			Charged to
	Balance at	Charged to	Other	Accounts	Balance at
	Beginning	Cost and	Accounts	Written Off	End of
	of Period	Expense	(2)	(1)	Period
	(in thousands, except per share data)
Allowance for doubtful accounts receivable
December 31, 2009	$3,770	$16,387	$3,240	$16,465	$6,932
December 31, 2008	4,298	16,384	(334)	16,578	3,770
December 31, 2007	4,205	10,880	396	11,183	4,298

(1)	Consists of write-offs, net of recoveries and collection fees in each year.

(2)	Includes certain intercarrier compensation receivables fully reserved for at time of billing in 2009, as well as adjustments and additions for acquisitions in 2008 and 2007.