Form 10-K/A
period 2009-12-31
RCN CORP /DE/
filed 2010-04-30
CIK 1041858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-16805

RCN Corporation
(Exact name of registrant as specified in charter)

Delaware	22-3498533
(State or other jurisdiction of incorporation or organization) 196 Van Buren Street, Herndon, VA (Address of principal executive offices)	(I.R.S. Employer Identification No.) 20170 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐     No ☑

The aggregate market value of the outstanding common stock of the Registrant held by non-affiliates as of June 30, 2009 based on the closing price of $9.30 on the NASDAQ was $243.8 million. Shares reported on Schedule 13D or 13G as being beneficially owned by a holder or group of holders who collectively beneficially own 15% or more of the registrant’s outstanding common stock have been excluded from such calculation. Such exclusion, however, shall not constitute an admission that such persons possess the power to direct or cause the direction of the management and policies of the registrant. There were 35,301,291 shares of voting common stock with a par value of $0.01 outstanding at April 12, 2010.

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

DOCUMENTS INCORPORATED BY REFERENCE
None.

RCN CORPORATION AND SUBSIDIARIES
Form 10-K/A Annual Report

For the year ended December 31, 2009
(Amendment No. 1)

Explanatory Note

RCN Corporation (the “Company”, “RCN”, “we”, “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Original Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 9, 2010, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Original Filing. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III and amends Part IV of the Original Filing. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments described above. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About Our Directors

At the Annual Meeting of RCN stockholders held on June 2, 2009, the following individuals were elected to serve as directors of the Company: Peter D. Aquino, RCN’s President and Chief Executive Officer, Jose A. Cecin, Jr., Benjamin C. Duster, IV, Lee S. Hillman, Charles E. Levine and Daniel Tseung. Mr. Hillman was appointed Non-Executive Chairman of the Board of Directors. On April 7, 2009, in accordance with RCN’s Bylaws, the Board of Directors approved a reduction in the number of seats on RCN’s Board of Directors from seven to six members, effective immediately following the 2009 Annual Meeting. In October 2009, the Board of Directors approved an increase in the number of seats on RCN’s Board of Directors from six to eight members. On October 15, 2009, Mr. Kurt M. Cellar and Mr. Casimir S. Skrzypczak were appointed to the Board of Directors. During 2009, the Board of Directors retained a professional search firm to identify potential candidates for the Board of Directors.

Director Qualifications

The Board of Directors is comprised of individuals with diverse experience. In evaluating the suitability of individual candidates for the Board of Directors, the Board considers a number of relevant factors, including, but not limited to: (i) a general understanding of marketing, finance, corporate strategy and other elements relevant to the operations of a publicly-traded company in today’s business environment; (ii) an understanding of the Company’s business; (iii) educational and professional background; and (iv) character.

The following paragraphs provide information about each member of our Board of Directors. The information presented includes information that each director has given us about his age, all positions he holds, his principal occupation and business experience for the past five years and the names of other publicly-held companies of which he currently serves as a director or has served as a director during the past five years. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led our Board of Directors to the conclusion that he should serve as a director, we also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards.

			Director
Name of Director	Age		Since

Peter D. Aquino	49	Mr. Aquino is President and Chief Executive Officer of RCN Corporation and has been a board member since December 2004. Under his leadership, RCN has expanded beyond the competitive residential Triple Play cable business and into enterprise and carrier accounts primarily through utilizing existing RCN fiber and through acquisitions, including: Starpower in Washington, D.C., ConEd Communications in New York, and Northeast Optical Networks (NEON) in New England. Prior to joining RCN, Mr. Aquino was Senior Managing Director of Communications Technology Advisors LLC, focused on restructuring telecom and media companies from 2001 to 2004. During RCN’s restructuring in 2003 and 2004, the Company retained Mr. Aquino as its operations advisor, and later named him President and CEO as part of the new management team at emergence from bankruptcy in December 2004. Mr. Aquino’s international experience includes the launch of Veninfotel (now NetUno) in Caracas, Venezuela and eight other cities from 1995 through 2000. As Veninfotel’s Chief Operating Officer, Mr. Aquino led the design, construction, and operation of the first integrated Triple Play and fiber private network company in Latin America. Prior to living overseas, Mr. Aquino worked at Bell Atlantic (now Verizon) from 1983 to 1995. There he advanced through various departments including: finance, marketing, regulatory, and ultimately corporate development in the early 1990s focused on cable and wireless acquisitions. Mr. Aquino is a graduate of Montclair State University in New Jersey and the Graduate School of Business at George Washington University in Washington, D.C. He currently serves on the boards of Primus Telecom and the United Way of America. We believe Mr. Aquino’s qualifications to serve on our Board of Directors include his more than 25 years of experience in the telecommunications industry, including five years as our Chief Executive Officer.	2004
José A. Cecin, Jr.	46	Mr. Cecin is Executive Vice President and Chief Operating Officer of RCN Corporation and has been a board member since April 2009. Prior to assuming his current position as Chief Operating Officer in September 2009, Mr. Cecin was the President and founder of Lumina Advisors, a strategy, operations and corporate development advisory company. From 2003 to 2008, Mr. Cecin was Managing Director and Group Head of the Communications Investment Banking practice at BB&T Capital Markets, the investment banking division of BB&T Corporation. In 1999, he co-founded Cambrian Communications, a facilities-based telecommunications service provider, where he served as Chief Operating Officer. Mr. Cecin was also a founder of Wave International, a financier and builder of telecommunications infrastructure in emerging markets, where from 1996 to 1999 he helped acquire, fund and build out competitive telecommunications infrastructure in Venezuela’s five largest cities. Mr. Cecin also previously served as Managing Director of Corporate Development at Bell Atlantic Corporation (now Verizon). Mr. Cecin is a director of Arbinet-the Exchange Inc. From 2008 to 2010, he served as an independent director of SkyTerra Communications, a satellite services company. From 2004 to 2007, he served as a director of NEON Group, Inc., which was acquired by RCN in 2007. He also served as an officer in the United States Army’s 25th Infantry Division. Mr. Cecin earned a BS degree in Electrical Engineering from the United States Military Academy at West Point and an MBA from Stanford University. We believe Mr. Cecin’s qualifications to serve on our Board of Directors include his experience in both the telecommunications and finance sectors, as well as his service on the Board of Directors of other public companies.	2009

			Director
Name of Director	Age		Since

Kurt M. Cellar	40	Since January 2008, Mr. Cellar has been a consultant to companies in the telecommunications, retail, home building and insurance industries. He has extensive experience in telecommunications as both an investor and board member. As the lead director in Telcove (formerly known as Adelphia Business Solutions), he was instrumental in the company’s turnaround, growth and eventual sale to Level 3 Communications. Mr. Cellar worked for the hedge fund Bay Harbour Management L.C. from 1999 to 2008 and was partner and portfolio manager from 2003 until 2008. Prior to joining Bay Harbour, Mr. Cellar was with the private equity firm Remy Investors. Before that, he was a strategy consultant at LEK/Alcar. He is currently a director of Home Buyers Warranty. Mr. Cellar has a Masters in Business Administration from the Wharton School of Business and a BA in Economics/Business from the University of California, Los Angeles. Mr. Cellar is a Chartered Financial Analyst. We believe Mr. Cellar’s qualifications to serve on our Board of Directors include his expertise in the telecommunications sector and his financial acumen.	2009
Benjamin C. Duster, IV	49	Mr. Duster owns and manages B. Duster & Company, LLC, a strategic and financial consulting firm located in Atlanta, Georgia. He is also a senior advisor at Watermark Advisors LLC, a broker-dealer headquartered in Greenville, South Carolina specializing in providing mergers and acquisitions, private capital financing, valuation, and financial and strategic modeling solutions to middle market, privately-owned businesses. From October 2001 through May 2005, Mr. Duster was a partner at Masson & Company, LLC, an interim and crisis management and financial restructuring firm and has extensive experience in turnaround management and restructuring. From 1997 to 2001, Mr. Duster was a Managing Director at Wachovia Securities where he headed the Mergers & Acquisitions advisory business focusing on middle market companies. From 1980 to 1997, Mr. Duster was at Salomon Brothers Inc., where his positions included associate in Salomon’s proprietary Venture Capital Group and, later, Vice President in the Mergers & Acquisitions Group specializing in bankruptcy reorganizations, financial restructurings and acquisitions of distressed companies. Mr. Duster is a graduate of Yale College, Harvard Business School and Harvard Law School. He served as Chairman of the Board of Algoma Steel, Inc. from February 2002 through June 2007, and currently serves as a director of Catalyst, Inc. and River Cities Capital Fund as an Advisory Board member. We believe that Mr. Duster’s qualifications to serve on our Board of Directors include his extensive financial advisory experience across a number of sectors.	2004

			Director
Name of Director	Age		Since

Lee S. Hillman	54	Since 2003, Mr. Hillman has served as President of Liberation Advisory Group and Liberation Management Services, both private management consulting firms. Since January 2009, Mr. Hillman has also served as Chief Executive Officer of Performance Health Systems, LLC, an early-stage business distributing bioDensity branded, specialty health and exercise equipment. From February 2006 to May 2008, Mr. Hillman served as Executive Chairman and Chief Executive Officer of Power Plate International, a global business manufacturing and distributing high-tech, Power Plate branded health and exercise equipment. From 2005 to February 2006, he was President of Power Plate North America, then the exclusive, independent distributor of Power Plate International in North America. From 1996 to 2002 Mr. Hillman served as Chief Executive Officer, President and a director (and from 2000 to 2002 Chairman of the Board) of Bally Total Fitness Holding Corporation, a publicly-traded operator of health and fitness clubs, and from 1991 to 1996, he was Executive Vice President and Chief Financial Officer of Bally Entertainment Corporation, a publicly-traded diversified operator of hotels, casino resorts and other leisure properties. Mr. Hillman is a graduate of the Wharton School of Finance of the University of Pennsylvania and the Graduate School of Business of the University of Chicago. Mr. Hillman serves as a director of Lawson Products Inc. and a trustee of Adelphia Recovery Trust. We believe Mr. Hillman’s qualifications to serve on the Board of Directors include his considerable experience in the consumer-service industry and financial restructuring, as well as his corporate governance expertise.	2004
Charles E. Levine	57	Mr. Levine was appointed to the RCN Board of Directors in July 2008. He is an independent director of technology focused companies and a management consultant. Mr. Levine has developed brands for large businesses, most notably Sprint PCS (now Sprint Nextel) and AT&T. Mr. Levine began his career at Procter & Gamble Company, where he managed leading brands, and General Electric, where he rose to the position of general manager, Home Control Products, Consumer Electronics. He has held senior management positions at CAD Forms Technology and Octel Communications (now part of Lucent). He currently serves as Chairman of the Board of Directors of Openwave Systems and Sierra Wireless. He also serves on the board of Sagem Wireless in Paris. Mr. Levine holds a master’s degree in business administration (Marketing) from the J.L. Kellogg Graduate School of Management-Northwestern University, and a bachelor’s degree in Economics from Trinity College. We believe Mr. Levine’s qualifications to serve on the Board of Directors include his extensive marketing experience in the consumer goods sector, as well as his executive leadership experience.	2008
Casimir S. Skrzypczak	69	Mr. Skrzypczak is the former Senior Vice President of Customer Advocacy for Cisco Systems. He was responsible for the delivery and support of Cisco’s Products and Solutions for the Service Provider Market. He also oversaw Cisco’s worldwide Professional Services Group. Prior to assuming this position, he was Corporate Vice President and Group President of Professional Services at Telecordia Technologies. Mr. Skrzypczak was formerly the president -- NYNEX Science & Technology and vice president — Network & Technology Planning responsible for the formulation of NYNEX’s technology plans and network architecture, including the management and direction of its standards strategies and activities, and for the direction of NYNEX’s research and development programs, including the operation of the NYNEX Science & Technology Center. He is a widely recognized expert on telecommunications network planning and evolution. Mr. Skrzypczak serves on the board of RF Microdevices and JDS Uniphase Corporation. Mr. Skrzypczak holds a bachelor’s degree in mechanical engineering from Villanova University and a master’s degree in operations research from Hofstra University. He served as a Lieutenant in the U.S. Navy from 1963-1967. We believe Mr. Skrzypczak’s qualifications to serve on the Board of Directors include his many years of experience in the technology sector and his operational expertise.	2009

			Director
Name of Director	Age		Since

Daniel Tseung	38	Mr. Tseung currently serves as Managing Director at Sun Hung Kai Properties Direct Investments Ltd., the private equity division of Sun Hung Kai Properties Group, one of Asia’s largest conglomerates, which he joined in 2000 and whose business interests include telecommunications, real estate, financial services and infrastructure. From 1997 to 2000, Mr. Tseung worked in the Technology & Communications Group of GE Equity, the private equity arm of GE Capital and from 1993 to 1995, at DE Shaw, a major global hedge fund. He also serves as a director of Owens Corning, a Fortune 500 company and world leader in supplying building materials and composite solutions, and Chinacast Education Corporation, a premier educational services provider in the People’s Republic of China. Mr. Tseung holds a bachelor’s degree from Princeton University and a master’s degree from Harvard University. We believe Mr. Tseung’s qualifications to serve on the Board of Directors include his experience in the financial and investment sectors.	2004

Corporate Governance

The Board of Directors is responsible for oversight of our operations and is committed to corporate governance practices that ensure that the Company operates with the highest professional, ethical, and legal standards.

Corporate Governance Guidelines

RCN’s Board of Directors has adopted corporate governance guidelines. These guidelines address items such as the qualifications of RCN’s directors and nominees and corporate governance policies applicable to the Company’s day to day business operations. The corporate governance guidelines are posted under the “Board of Directors” section of our website under “About RCN” at www.rcn.com. The charters for each of the standing Committees of the Board of Directors can also be found in the “Board of Directors” section of the Company’s website.

Board Leadership Structure

We separate the roles of our Chief Executive Officer and Chairman of the Board in recognition of the differences between these two roles. The CEO is responsible for setting the strategic direction of the Company and managing the day to day leadership and performance of the Company, while the Chairman of the Board provides guidance to the CEO and other senior executives of the Company and sets the agenda for Board meetings and presides over meetings of the full Board. The Chairman of the Board is not an employee of the Company and is “independent” as defined by the listing requirements of The Nasdaq Global Select Market (“Nasdaq”).

Both the CEO and the COO of the Company currently serve as non-independent members of the Board of Directors. We have found that the CEO is the most knowledgeable member of the Board of Directors with respect to the risks that the Company may be facing. The COO is most familiar with the financial and operational aspects of the residential/SMB segment, which comprises approximately 75% of the Company’s revenue. Since both the CEO and COO are not “independent” as defined by the listing requirements of Nasdaq, we have six independent members of the Board of Directors. In addition, each of our primary Board Committees — Audit, Compensation and Nominating/Corporate Governance — is comprised solely of independent directors, which we believe provides an appropriate balance that best serves the needs of the Company and its stockholders.

Board Oversight of Risk

Our Board of Directors recognizes that, although risk management is primarily the responsibility of our management team, the board plays a critical role in the oversight of risk. The Board of Directors believes that an important part of its responsibility is to assess the major risks the Company faces and to review the

Company’s options for monitoring and controlling these risks. The Board of Directors has delegated responsibility for the Company’s overall risk assessment and risk management policies to the Audit Committee. The Audit Committee also has specific responsibility for oversight of risks associated with financial accounting and audit, internal control over financial reporting and investments, including the Company’s risk assessment and management policies. The Compensation Committee oversees the risks relating to the Company’s compensation policies and practices, as well as management development and leadership succession in the Company. Through the regular reports from the Audit and Compensation Committees, the Board of Directors is able to better understand the Company’s risk identification, risk management and risk mitigation strategies. The Board of Directors as a whole examines specific business risks in its regular reviews of the individual business units and also on a Company-wide basis as part of its strategic reviews.

Director Attendance

With one exception, all directors attended at least 75% of the Board of Directors meetings and meetings held by Committees of which they were members. Prior to becoming COO of the Company, Mr. Cecin was an independent member of the Compensation Committee. During negotiations between Mr. Cecin and the Compensation Committee related to his employment agreement for the COO role, Mr. Cecin recused himself from all meetings of the Compensation Committee. In 2009, the Board of Directors met 18 times, the Audit Committee met nine times, the Nominating/Corporate Governance Committee met six times, the Compensation Committee met 11 times and the Special Committee met four times. The Executive Committee did not meet during 2009. In addition, the Board of Directors believes it is important for its members to attend the Annual Meetings of stockholders of the Company and therefore the directors are encouraged to attend all Annual Meetings. All members of the Board elected at the Company’s 2009 Annual Meeting also attended the Company’s 2009 Annual Meeting, other than Mr. Cecin who was absent from the meeting for personal reasons.

Contacting the Board of Directors

Stockholders and other interested parties who wish to communicate with RCN’s directors may address their correspondence to the Board, to a particular director, to the non-employee directors or to any other group of directors or Committee(s) of the Board, in care of Secretary, RCN Corporation, 196 Van Buren Street, Herndon, VA 20170. All such communications are reviewed promptly and, as appropriate, forwarded to either the Board, the relevant Committee(s) of the Board or individual Board or Committee member(s) based on the subject matter of the communication.

Committees

Committee Composition

RCN has established Audit, Compensation, Nominating/Corporate Governance, Special and Executive Committees. Set forth below is information regarding the composition of each Committee. Note that Mr. Cellar and Mr. Skrzypczak were appointed to the Board of Directors effective October 15, 2009. Following his appointment as the Chief Operating Officer of the Company on September 28, 2009, Mr. Cecin resigned from the Audit and Compensation Committees but remained on the Board of Directors as a non-independent member of the Board of Directors.

Executive Committee

The Executive Committee, pursuant to the Executive Committee Charter, assists the Board of Directors in the oversight of RCN, including reviewing, evaluating and making recommendations or taking action on behalf of the Board regarding any such matters the Board delegates to the Executive Committee. The Executive Committee consists of the following three directors: Mr. Hillman (Chairman), Mr. Aquino and Mr. Tseung.

Nominating/Corporate Governance Committee

The Nominating/Corporate Governance Committee, pursuant to the Nominating/Corporate Governance Committee Charter, has responsibility for developing, reviewing and recommending to the Board of Directors, as part of the Corporate Governance Guidelines, the criteria for the selection of new members of the Board and its Committees. This includes criteria relating to conflicts of interest applicable to the members of the Board of Directors, expertise required for members of the Board of Directors and outside demands on members of the Board of Directors, including other directorships. While the Nominating/Corporate Governance Committee does not have a formal policy with regard to the consideration of diversity in identifying director nominees, the Nominating/Corporate Governance Committee endeavors to identify directors with a variety of complementary skills so that, as a group, the Board of Directors will possess the appropriate talent, skills and expertise to oversee the Company’s businesses. The Nominating/Corporate Governance Committee evaluates for the Board the Committee structure and the effectiveness, frequency and productiveness of Board and Committee meetings. The Nominating/Corporate Governance Committee also evaluates and makes recommendations to the Board regarding the adequacy of corporate governance policies.

The Nominating/Corporate Governance Committee Charter requires the Committee to employ a process to identify and evaluate individuals qualified to become members of the Board of Directors, including individuals proposed for consideration by RCN’s stockholders and existing members of the Board of Directors. The Nominating/Corporate Governance Committee has developed an identification and evaluation process and intends for stockholder nominees to be viewed in substantially the same manner as other nominees. To recommend a prospective nominee for the Nominating/Corporate Governance Committee’s consideration, stockholders should submit the candidate’s name, qualifications and other information as required by the Company’s Bylaws to RCN’s Secretary in writing at the following address: 196 Van Buren Street, Herndon, VA 20170. The Nominating/Corporate Governance Committee consists of the following three directors, each of whom is independent, as defined under the listing standards of Nasdaq: Mr. Levine (Chairman), Mr. Skrzypczak and Mr. Tseung.

Compensation Committee

The Compensation Committee, pursuant to the Compensation Committee Charter, discharges the Board of Directors’ responsibilities on matters relating to the compensation of the Chief Executive Officer and other senior executives. The Compensation Committee annually reevaluates the Company’s strategic objectives and the performance of the executive team and, if necessary, makes compensation adjustments that it believes are necessary to keep management incentives aligned with Company objectives, while assuring the retention of key employees. The Compensation Committee also has the responsibility to make recommendations to the Board of Directors on matters related to director compensation and to review plans concerning the orderly succession of senior officers and key management personnel. The Compensation Committee also administers the Company’s 2005 Stock Compensation Plan (the “2005 Stock Plan”). The Compensation Committee consists of the following three directors, each of whom is independent, as defined under the listing standards of Nasdaq: Mr. Tseung (Chairman), Mr. Cellar and Mr. Levine.

Audit Committee

The Audit Committee, pursuant to the Audit Committee Charter, has responsibility for overseeing and evaluating (1) the integrity of RCN’s financial statements, (2) RCN’s compliance with legal and regulatory requirements, (3) the qualifications and independence of RCN’s independent registered public accounting firm and (4) the performance of RCN’s internal audit function and independent registered public accounting firm. In addition, the Audit Committee prepares an Audit Committee Report as required by the SEC, which is included in this Amendment. The Audit Committee consists of the following three directors, each of whom is independent, as defined by applicable SEC rules and the listing standards of Nasdaq: Mr. Duster (Chairman), Mr. Cellar and Mr. Skrzypczak. The Board of Directors has determined that Mr. Duster is an “audit committee financial expert,” as defined under applicable rules of the SEC.

Special Committee

The Special Committee has responsibility for reviewing, negotiating and otherwise responding to any proposals related to any strategic transactions with the Company that may be received from time to time. The Special Committee is also empowered to establish, approve, modify, monitor and direct the process and procedures related to the receipt, review and evaluation and negotiation of any potential strategic transaction, including the authority to determine not to proceed with any such process, procedures, review or evaluation. The Special Committee has the authority to retain financial, legal and other advisors as deemed necessary to advise the Special Committee in carrying out its responsibilities. The Special Committee is authorized to negotiate the terms of any potential transaction and to make a recommendation to the Board of Directors with respect to the advisability of the transaction. The Special Committee consists of the following four directors, each of whom is independent, as defined under the listing standards of Nasdaq: Mr. Hillman (Chairman), Mr. Cellar, Mr. Duster and Mr. Tseung.

The Special Committee is not a standing committee of the Board of Directors. The Special Committee was formed in November 2009 for the specific purpose of overseeing recent inquiries received by the Company relating to proposed mergers and acquisitions activity. As previously disclosed by the Company, the Company entered into an Agreement and Plan of Merger on March 5, 2010 pursuant to which, and subject to the terms and conditions of which, the Company has agreed to be acquired by affiliates of ABRY Partners.

Executive Officers of the Company

Peter D. Aquino, 49, serves as President and Chief Executive Officer. See “Director Qualifications” above for Mr. Aquino’s biographical information.

Jose A. Cecin, 46, serves as Executive Vice President and Chief Operating Officer. See “Director Qualifications” above for Mr. Cecin’s biographical information.

Michael T. Sicoli, 39, serves as Executive Vice President and Chief Financial Officer. Since joining RCN in May 2005, Mr. Sicoli has played a lead role in establishing and executing the Company’s strategy, driving revenue growth and significant margin expansion in the Company’s core residential business, diversifying into the commercial fiber business through acquisitions and organic investments, improving the Company’s capital structure through divestitures, a large recapitalization and share repurchases, and positioning the Company to generate substantial free cash flow. Prior to joining RCN, Mr. Sicoli spent over seven years at Nextel, where he held a number of positions of increasing authority within the company’s finance organization, including his most recent position of Vice President & Assistant Treasurer, which he held beginning in 2002. From 1998-2002, Mr. Sicoli was instrumental in helping Nextel successfully plan for and manage acquisitions, network deployment, subscriber growth and margin expansion. From 2002-2005, he played a key role in Nextel’s dramatic capital structure transformation. Prior to joining Nextel, he worked for both Deloitte Consulting and Accenture in Washington, D.C. Mr. Sicoli holds an M.B.A. from The University of Virginia, Darden Graduate School of Business Administration, and a B.A. in Economics from The College of William and Mary.

Felipe Alvarez, 49, serves as Senior Vice President and President of RCN Metro Optical Networks where he is responsible for the performance of RCN’s telecommunications business unit. From 1999 until joining RCN in 2006, he was Chief Operating Officer of Con Edison Communications Inc. Prior to joining Con Edison Communications in 1999, Mr. Alvarez was responsible for marketing and sales for an IP-based solutions start-up company funded by NYNEX/Bell Atlantic. Mr. Alvarez holds a Bachelor of Engineering degree from the City College of New York as well as an M.B.A. from New York University.

PK Ramani, 52, serves as Senior Vice President, Sales and has served in various other capacities at RCN since 1999. Prior to serving in his current role, Mr. Ramani was President, RCN Business Services and Senior Vice President, Customer Care. Mr. Ramani was Senior Vice President and General Manager of our New York Market from October 2003 to March 2007 and Senior Vice President, Operations Support, with responsibility for managing RCN’s Customer Care and Information Technology groups from June 2001 to October 2003. From May 1999 through June 2001, Mr. Ramani was Senior Vice President of Customer Care. Prior to joining

RCN, Mr. Ramani served as Group Vice President, Customer Operations at Primestar, Inc. Mr. Ramani holds an M.B.A. from the New York Institute of Technology.

Richard Ramlall, 52, serves as Senior Vice President, Strategic and External Affairs and Programming. Prior to joining RCN in March 2005, Mr. Ramlall served as Senior Managing Director and Executive Vice President of Spencer Trask Media and Communications Group, LLC (a division of New York based venture capital firm Spencer Trask & Company) based in Reston, Virginia, from June 1999 to March 2005. From March 1997 to June 1999, Mr. Ramlall served as Vice President and Managing Director for Strategy, Marketing and International Government Affairs for Bechtel Telecommunications. Prior to that, Mr. Ramlall was Executive Director for International Business Affairs for Bell Atlantic International and spent over 18 years at Bell Atlantic. In 1990, Mr. Ramlall was selected to serve a one year appointment under the Presidential Exchange Executive Program of the White House. Mr. Ramlall holds a B.S. in Business Administration and an M.G.A. (Technology Management) from the University of Maryland.

Leslie Sears, 44, serves as our Senior Vice President and Controller and has served in that role since May 2006. Prior to joining RCN, Ms. Sears spent over seven years at Gannett, where she held a number of positions of increasing authority within the company’s finance organization, including her most recent position of Assistant Controller. Prior to joining Gannett, Ms. Sears was a Senior Audit Manager with PriceWaterhouseCoopers, LLP where she worked from August 1989 to June 1998. Ms. Sears received her B.S. degree in Accounting from the University of Virginia and is a Certified Public Accountant.

Code of Business Conduct

RCN adopted a revised Code of Business Conduct on July 1, 2007 that applies to all directors, officers and employees of RCN. This Code can be found through the RCN website at www.rcn.com (under “About RCN” and then “Board of Directors”). If RCN makes any substantive amendments to this Code or grants to any of its executive officers or members of its Board of Directors any waiver, including any implicit waiver, from any of the provisions of this Code, RCN will disclose the nature of such amendment or waiver on its website or in a report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers, and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of RCN. To the knowledge of RCN and based solely on a review of such reports and amendments thereto furnished to RCN during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2009, except that Plainfield Asset Management LLC, a beneficial owner of more than 10% of our common stock, and certain of its affiliates failed to make numerous Form 4 filings on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Background

The Company’s President and Chief Executive Officer, Peter D. Aquino, its Executive Vice President and Chief Operating Officer, Jose A. Cecin, its Executive Vice President and Chief Financial Officer, Michael T. Sicoli, its Senior Vice President of Sales, PK Ramani, and the President of its RCN Metro business, Felipe Alvarez, are each “Named Executive Officers” of the Company. In addition, we include John Filipowicz, the Company’s former President of Residential Markets, who left the Company in August 2009, among our “Named Executive Officers.”

The Company entered into a new employment agreement with Mr. Aquino to continue as the Company’s President and Chief Executive Officer effective as of December 21, 2007, which employment agreement provides for an employment term ending on December 21, 2010. The Company entered into an employment agreement with Mr. Cecin at the time that he commenced employment with the Company on September 28, 2009. On that same date, the Company also entered into an employment agreement with Mr. Sicoli. The Company does not maintain employment agreements that provide for an employment term with any of its other Named Executive Officers.

Compensation Philosophy

The Board of Directors seeks to attract and retain senior executives who possess the leadership and managerial skills to develop corporate strategy and to execute that strategy successfully under the oversight of the Board of Directors. The Compensation Committee therefore designs compensation programs that offer total compensation opportunities substantial enough to attract and retain talented executives, but which are closely tied to the Company achieving performance milestones identified by the Board of Directors. The Company has established pay-for-performance compensation programs for all levels within RCN, including the Named Executive Officers. For our executive officers who perform their jobs at a corporate level, we design the incentive compensation to reward Company-wide performance. The design of the incentive compensation program for these executive officers differs from those officers and employees whose responsibilities are specific to our business units, for whom we design incentive compensation to reward achievement based on a combination of both Company-wide objectives and business unit/geographic market achievement.

For 2009, Mr. Aquino and Mr. Sicoli were awarded incentive compensation based on Company-wide objectives. Upon commencing employment on September 28, 2009, Mr. Cecin assumed responsibility for the revenue and substantially all of the operations of our Residential-Small/Medium Business (SMB) segment. Therefore, Mr. Cecin was awarded compensation based on a combination of both Company-wide objectives, the performance of the Residential/SMB segment and the performance of the SMB group. Mr. Ramani functioned for most of the year as the head of Customer Care for the Residential/SMB segment and for part of the year as the head of the SMB group, and was therefore awarded incentive compensation based on a combination of Company-wide objectives and the performance of the Residential/SMB segment. Mr. Alvarez functioned as the President of RCN Metro, the Company’s commercial telecommunications business unit, and was therefore awarded incentive compensation based on a combination of both Company-wide objectives and the performance of RCN Metro. Until he left the Company in August 2009, Mr. Filipowicz functioned as both the President of Residential Markets, as well as the general manager of our Pennsylvania market, and was therefore awarded incentive compensation based on a combination of Company-wide objectives and the performance of both the Residential/SMB segment as well as our Pennsylvania market.

In 2009, we offered a total compensation opportunity to senior executives that we believed was competitive on the whole with that offered by our peer group companies, taking into account the Company’s financial and competitive position. During 2009, the Company suspended its recurring annual wage increase and, effective March 2009, the Company suspended its matching contributions to the Company’s 401(k) plan.

Similar to 2008, the key element of our total compensation opportunity for Named Executive Officers in 2009 related to the grants of equity compensation made by the Company. Prior to 2008, the Compensation Committee made grants of equity compensation to executives in amounts designed to provide compensation over a three-year period. As such, prior to 2008, a substantial majority of outstanding equity compensation had been granted in 2005. Our 2005 grants of equity compensation were intended to provide, together with cash compensation, a competitive compensation opportunity for our executives premised on the Company’s performance in 2005, 2006 and 2007. The final vesting of these grants of equity compensation occurred in May 2008.

In 2009, the Compensation Committee again determined that the interests of our stockholders and senior executives were more closely aligned by retaining an equity compensation program that provides for annual grants of equity compensation. The Company’s “annual grant program” was designed to set the target value of equity awards based upon a target dollar value, with a portion of that value subject to achievement by the Company of 2009 performance objectives set by the Compensation Committee in early 2009. The achievement percentages were determined in March 2010, based on the Company’s 2009 audited financial statements. These grants vest over three years in June 2010, 2011 and 2012. Because the value of equity awards made under this annual grant program is calculated based on actual achievement of performance objectives established one year earlier, the Board is able to deliver compensation to the Named Executive Officers that is more closely aligned with the Company’s overall performance.

In addition, during 2009, the Company offered a stock option exchange program pursuant to which eligible employees could exchange certain outstanding options for new options issued with a more current strike price. The exchange program was structured as a value-for-value exchange. Eligible employees that surrendered options received new options covering a fraction of the number of shares that were covered by the surrendered options. The exchange ratio applied to a surrendered option depended on the original exercise price and remaining term of the surrendered option. Eligible employees were permitted to exchange all or none of their eligible options on a grant-by-grant basis. The new options had a three year vesting period with one-third of the new options vesting on each anniversary of the grant date. 1,179,651 options were exchanged through the program, and 383,975 options were issued with a strike price of $9.05. Mr. Aquino was not eligible to participate in the program, and Mr. Sicoli chose not to participate. Mr. Cecin was not an employee at the time that the option exchange program was offered.

As discussed in more detail below, our compensation programs consist of the following components:

•	base salary;

•	short-term bonus; and

•	equity compensation.

Our compensation programs seek to pay short-term cash compensation at or below the average short-term cash compensation paid to executives at comparable companies. Our compensation programs emphasize long-term, non-cash compensation, and we seek to offer long-term non-cash compensation having a potential realizable value at or above the average fair value of long-term equity compensation paid to executives at comparable companies. Despite the Company’s excellent operating results, the drop in the price of U.S. stocks in 2009 significantly reduced the value of the stock awards. The equity awards granted in August 2009 reflect the reduced value of the Company’s stock price during 2009. However, the relatively low price at which the equity was issued also provides the employees with the opportunity to earn a significant profit if the stock rises in value.

In 2009, we again emphasized performance-based compensation as a meaningful element of our executives’ total compensation opportunity by granting restricted stock units to senior executives which are half performance-based and half time-based (with a three year vesting period on each).

The Compensation Committee retained Hay Group as independent executive compensation consultants in 2009 to provide benchmarking data and analysis to assist with designing and implementing compensation programs that are consistent with this philosophy for 2009. For our 2009 compensation program design, we benchmarked ourselves against a “peer group” of the following companies: Cbeyond, Cincinnati Bell, Consolidated Communications Holdings, Earthlink, Knology, Mediacom, Ntelos Holdings, Paetec Holding, Surewest Communications, TW Telecom, Vonage and XO Communications. In addition, we also benchmarked the RCN Metro segment against Abovenet, Cogent Communications, Equinix, Switch & Data Facilities and Terremark.

The Company annually reviews the compensation payable to each Named Executive Officer and senior executive for the coming year. In the case of Mr. Aquino, this review occurred prior to the Company negotiating the terms of a new employment agreement with Mr. Aquino that was entered into on December 21, 2007. Notwithstanding the Company’s compensation philosophy of providing short-term cash compensation at or below the average of our peer group, the Company determined to pay Mr. Aquino total cash compensation slightly above the median cash compensation paid to the chief executives of our peer group companies. In addition, the Company agreed to pay Mr. Aquino long-term incentive compensation in the form of performance-based and time-based RSUs, which is in excess of the median long-term compensation paid to executives at our peer group companies. The Company determined that these compensation awards were appropriate in light of both (i) the new responsibilities assumed by Mr. Aquino following the departure of

James F. Mooney, our former Executive Chairman who was not replaced, and (ii) the diminution in value of equity awards made to Mr. Aquino in 2005. Mr. Aquino has satisfied the performance objectives established by the Compensation Committee. In January 2009, Mr. Aquino voluntarily surrendered a portion of his outstanding stock options due to the amount by which the exercise price of such stock options exceeded the levels at which the Company’s common stock then traded.

With respect to the other Named Executive Officers, the Company evaluates compensation based on the following factors:

•	overall performance and effectiveness;

•	increases or decreases in functional responsibilities from prior years;

•	remaining unvested equity compensation;

•	value of vested options;

•	the availability of qualified successors to the executive; and

•	developments in compensation practices at comparable companies, as well as at other companies that pose a recruitment threat to us for our key employees.

During 2009, the Company entered into employment agreements with Mr. Cecin and Mr. Sicoli. In accordance with the Company’s overall compensation philosophy, as discussed in more detail above, Mr. Cecin and Mr. Sicoli will receive total cash compensation at or slightly below the median cash compensation paid to similar executives at our peer group companies. The Company also agreed to pay Mr. Sicoli and Mr. Cecin long-term compensation in the future in the form of performance-based and time-based equity as determined by the Compensation Committee. Neither Mr. Cecin nor Mr. Sicoli have received an equity grant since the execution of their respective employment agreements, other than the 125,000 restricted stock units that Mr. Cecin received in connection with the execution of his employment agreement. In general, the Chief Executive Officer determines the compensation offered to the other Named Executive Officers. The Compensation Committee, in consultation with independent executive compensation consultants retained by the Compensation Committee, reviews those compensation levels for the coming year and recommends any modifications to the Chief Executive Officer that the Compensation Committee deems appropriate.

Components of Executive Compensation

Salary.  Base salary is one component of the Company’s overall compensation program, with our objective to set base salary at a rate that is at or slightly below the average base salary paid to executives at our peer group companies. We annually review and adjust the base salary of our Named Executive Officers to be commensurate with each such executive’s rank and responsibilities (and consistent with our overall compensation philosophy). For 2009, we evaluated executive compensation with the assistance of Hay Group and adopted an approach for setting executives’ base salaries and other forms of compensation reflecting each individual executive’s responsibilities and role with the Company. The approach included an evaluation of the seniority of the individual, the functional role of the position, the level of the individual’s responsibility, the importance of the individual to the strategic plan of the Company, and the availability of well-qualified candidates to replace that individual. Following this evaluation, the Compensation Committee reviewed the base salaries that had been recommended by Mr. Aquino for all of the Named Executive Officers (other than Mr. Aquino). These salary amounts ranged from $235,000 to $350,000. We believe that such compensation levels are consistent with our philosophy to pay base salary at or below the average base salary paid at our peer group companies.

Annual Bonus.  Annual, short-term cash bonuses are intended to reward the Named Executive Officers (and the other senior executives of the Company) for performance during the year and are paid upon the achievement by the Company of objectives determined by the Board of Directors at the beginning of the year. We believe that the annual bonuses that we paid in 2010 with respect to the Company’s 2009 performance are consistent with our philosophy to pay annual bonuses in amounts at or below the average annual bonuses paid at comparable companies. These bonuses are recorded on the Summary Compensation Table below in the column titled “Non-Equity Incentive Plan Compensation.”

During 2009, the Company adopted the 2009 Short Term Incentive Plan, or the 2009 Bonus Plan, which resulted in the payment of bonuses to the Named Executive Officers in the aggregate amount of approximately $1.16 million. The 2009 Bonus Plan used the following Company-wide performance metrics and aggregate bonus opportunity weighting:

	Percentage of		Achievement
Performance Metric	Annual Bonus	2009 Target	Percentage
	($ in millions)

Revenue	33.3%	783	69%
EBITDA	33.3%	220	109%
Free Cash Flow(1)	33.3%	50	115%

(1)	Excluding “changes in working capital and other.”

We selected the performance metrics of the 2009 Bonus Plan because each metric corresponded to a key 2009 business objective of the Company and, taken as a whole, performance against these objectives generally drives shareholder value. “Revenue” represents overall growth in the business, “EBITDA” represents improved operating margins and ability to deliver services cost-effectively, and “Free Cash Flow” is viewed by management and the overall markets as a key metric of financial health. While we believed that the specific goals of each metric were achievable at the time established, the Company was required to exceed the prior year’s financial performance and meet the strategic operating objectives set by the Board of Directors in order to receive the target payment amounts, and in most cases, any payment amount, under the 2009 Bonus Plan. In addition, with respect to the residential markets and SMB group, we conditioned 50% of the annual bonus target for business unit/geographic market-level management employees on the revenue and EBITDA of their specific market/group, and 25% of the annual bonus target on the performance of the entire Residential/SMB segment, with the remainder based on consolidated RCN performance. With respect to the RCN Metro business segment, 75% of the annual bonus target was based upon the performance of the RCN Metro segment, with the remainder based on consolidated RCN performance. A few other employees who support several business segments and/or corporate level functions had an annual bonus target that was weighted based on the units that they supported throughout the year. If the Company or the applicable market exceeded the performance metrics, the 2009 Bonus Plan provided for the payment of greater than 100% of the prescribed bonus amount, up to but not exceeding 150% of the prescribed bonus amount. In March 2010, we paid approximately 98% of the corporate bonus target for the 2009 fiscal year based on the revenue, EBITDA and free cash flow results described above. Payments were made to market-based employees at varying levels depending upon market/business unit financial results.

In February 2010, the Compensation Committee approved the financial objectives for the 2010 Short Term Bonus Plan (the “2010 Bonus Plan”). The 2010 Bonus Plan continues to place greater emphasis on performance within the Company’s two reporting segments: Residential/SMB and RCN Metro. Below is the manner in which the employees’ total bonus opportunity is allocated based on the achievement of performance objectives set for the entire Company, for its two reporting segments, and within the specific geographic markets of Residential/SMB. Employees who do not work within one of the Company’s reporting segments, which we refer to as corporate employees, receive a bonus based solely on the Company’s overall performance.

		Percentage of
Employee Business Unit	Performance Category	2010 Bonus

Residential/SMB	Total Company Results	25%
	Residential/SMB Segment Results	25%
	Residential/SMB Market/Group Results	50%

RCN Metro	Total Company Results	25%
	RCN Metro Segment Results	75%

Corporate	Total Company Results	100%

The 2010 Bonus Plan also establishes quantitative objectives within each of the performance categories discussed above as follows: (1) Total Company comprised of revenue (1/3), EBITDA (1/3) and free cash flow (1/3); (2) Residential/SMB segment, comprised of Residential/SMB revenue (40%), EBITDA (40%) and EBITDA less CPE Capex (20%); (3) Residential/SMB geographic markets comprised of market revenue (50%) and EBITDA (50%); and (4) RCN Metro segment, comprised of Metro total revenue (25%), gross and net install revenue (25%) and EBITDA (50%).

Equity Compensation.  The Company established the 2005 Stock Plan in June 2005. The 2005 Stock Plan is the primary means by which we provide long-term compensation and is intended to further the growth and profitability of RCN by increasing incentives and encouraging ownership of shares of common stock by RCN’s executives, employees and directors. The 2005 Stock Plan is a primary compensation platform by which RCN can attract and retain key executives and link executive compensation to appreciation of RCN’s stock price. In designing equity compensation programs, we believe that the compensation of our senior-most executives — the executives who have the greatest ability to influence our performance — should have substantial performance-based vesting criteria, whereas lower-level executives who execute the initiatives of our senior team should generally have time-based vesting criteria.

Under the terms of the 2005 Stock Plan, the Company can issue, among other instruments, options to purchase common stock as well as shares of common stock that during their vesting period cannot be sold for prescribed periods, which we refer to as restricted stock. We are also able to issue restricted stock units, or RSUs, which are a contractual right to receive compensation in the form of shares of RCN common stock, and which can appreciate in value as the trading price of RCN common stock increases. The grants of RSUs made to each of the Named Executive Officers in 2009 are set forth below in the “Grants of Plan Based Awards” table. The RSU grants made to the Named Executive Officers are consistent with our philosophy to provide equity compensation with potential realizable value at or above the average fair value of equity compensation granted at comparable companies.

We deliver grants to award recipients on the grant date equivalent in value to the targeted equity award dollar value approved by the Compensation Committee in advance of the grant date. The specific number of options, shares of restricted stock or restricted stock units to be granted is determined by dividing the targeted equity award dollar value applicable to each type of award by the estimated potential realizable value of each type of award on the grant date. In the case of stock options, the estimated potential realizable value is determined based on the Black Scholes formula, and in the case of restricted stock or restricted stock units, the value is based on the trailing 30-day average closing price of the Company’s common stock on the grant date. We believe that delivering substantial compensation to our senior executives based on the Company’s success is the most effective means of aligning the interests of our management and stockholders. In general, grants of stock options, restricted stock and RSUs under the 2005 Stock Plan are subject to vesting over three years; however, in certain instances where the option grant date appreciably lags the initiation of the qualifying service period, the vesting schedule is adjusted to reflect three year vesting from the commencement of the applicable service period.

For 2009, the Company continued to follow the philosophy it had developed in 2008 with respect to making annual grants based on a targeted equity award dollar value. All of the Named Executive Officers received restricted stock units, 50% of which will be subject to performance based vesting (based on the Company’s achievement of 2009 financial performance milestones) and 50% of which are subject to time-based vesting, each vesting over a three year period. This program replaced the Company’s prior practice (before 2008) of making multi-year grants to executives and employees, which practice commenced upon the Company’s emergence from bankruptcy in 2004. Because the value of equity awards made under this newly-established annual grant program is determined based on the Company’s performance in 2009, the Board is able to deliver compensation to the Named Executive Officers that is more closely aligned with the Company’s overall performance.

The Company determined the targeted equity award dollar value of its 2009 RSU grants based on several factors, including comparisons to (i) the estimated potential realizable value (as of the grant date) of grants made in the prior year as well as (ii) the value of equity awards made to executives at peer group companies.

For comparison purposes, the targeted equity award dollar value was expressed as a multiple of the Named Executive Officers’ short-term cash compensation. Consistent with our past practice of awarding equity compensation at or above the levels awarded at our peer group companies, Mr. Aquino received a grant of equity compensation equal to twice his short-term cash compensation, and Mr. Sicoli received a grant of equity compensation equal to 1.75 times his short-term cash compensation, while the other Named Executive Officers received equity compensation awards equal in value to 1.5 times their base salaries. Mr. Sicoli’s award was granted prior to the date that he entered into an employment agreement in September 2009. Mr. Cecin was awarded 125,000 RSUs upon joining the Company in September 2009.

Previously, the Compensation Committee had preferred to issue stock options rather than restricted stock or RSUs because stock options convey value only as our common stock price appreciates. However, in certain cases we have issued restricted stock and RSUs, particularly to our senior executives, to provide a meaningful retention benefit for the Company when no other significant retention incentive is in place. In addition, during periods such as 2009, when the Company’s share price remained low (primarily as a result of the drop in prices of US stocks) in spite of the Company’s consistent financial performance, we have issued RSUs to all of our employees, including the Named Executive Officers, to improve retention by ensuring some value in respect of the equity component of their overall compensation, and to use the authorized share pool more efficiently.

We generally grant equity compensation only during periods where the Company’s window for trading the common stock is open pursuant to our Insider Trading Policy (which is formally entitled “the Company’s Trading Policies and Procedures & Section 16 Reporting and Filing Responsibilities”), other than when the Compensation Committee determines that a grant is necessary, for example, in connection with new hires or promotions. Because the Compensation Committee’s schedule is generally determined months in advance of its meetings, the proximity of any awards to earnings announcements or other market events is coincidental.

Other Benefits

The Company also provided benefits to its Named Executive Officers in the form of life insurance and a matching contribution to the Company’s 401(k) plan. The Company provided life insurance benefits in amounts up to two times the Named Executive Officer’s base salary. Furthermore, the Company provides a matching benefit to the Named Executive Officers’ contributions to the Company’s 401(k) plan equal to 100% of the first three percent of contributions. The Company contributions are 100% vested when made. The Company suspended the 401(k) matching benefit in March 2009.

Severance Payments

With respect to senior management, including Named Executive Officers, the Company provides severance benefits that are competitive in the market as consideration for employees entering into non-competition agreements designed to protect the Company for the period of time the Company believes appropriate to maintain its competitive position. Upon termination of employment (other than for cause), Mr. Aquino is entitled to severance payments under his employment agreement, including up to two years of continuation of salary, annual bonus and health benefits. Pursuant to the terms of their respective employment agreements, Mr. Cecin and Mr. Sicoli are also entitled to receive severance benefits upon termination of employment (other than for cause). The severance benefits include 6 to 18 months of continuation of salary (depending on the circumstances of the termination), annual bonus and health benefits. With respect to other executives, RCN maintains severance guidelines administered by the Compensation Committee that provide for the other Named Executive Officers (for terminations prior to a change of control and other than for cause) to receive a lump-sum, cash severance payment in the amount determined by the Company and the Named Executive Officer.

Upon termination of his employment in August 2009, John Filipowicz, our former President, Residential Markets, received the following benefits: (a) a gross severance payment of $256,665 paid in one lump sum in September 2009, (b) agreement by RCN to pay a ratable portion of his 2009 annual bonus, which payment of

$80,251 was paid in March 2010, and (c) continued vesting of his outstanding equity awards scheduled to vest prior to August 31, 2010.

Change of Control

On July 3, 2008, the Company adopted the Amended and Restated RCN Corporation Change of Control Severance Plan (the “Severance Plan”), in which the Named Executive Officers, other than Mr. Aquino, Mr. Cecin and Mr. Sicoli, are participants. The purposes of the Severance Plan are: (a) to encourage the Named Executive Officers to remain with the Company until any change of control is completed and (b) to encourage Named Executive Officers to remain with the Company in the event that any such change of control is not consummated. The Severance Plan was amended in July 2008 primarily to provide that outstanding equity awards of participants in the Severance Plan would vest and become exercisable if such participants are terminated following a change of control, rather than upon the occurrence of a change of control. In addition, the cash severance payments available to participants in the Severance Plan were increased by the amount of such participants’ annual target bonus. The Severance Plan was also amended to provide that the Company would not revoke the Severance Plan at the request of a third party in contemplation of a change of control.

In general, a “change of control” under the Severance Plan occurs when: (i) any person is or becomes a beneficial owner of 50% or more of RCN’s voting stock, (ii) any merger, consolidation or other similar corporate transaction is consummated or all or substantially all of the assets of RCN are disposed of, in each case subject to certain exceptions, (iii) a majority of the Board consists of individuals other than the directors on the effective date of the Severance Plan (or any successor to any such individual if such successor was approved by a majority of the directors who then comprised the incumbent directors) or (iv) RCN adopts any plan of liquidation providing for the distribution of all or substantially all of its assets. In addition, in general, a “qualifying termination” means a termination of employment that entitles a participant to severance benefits provided for under the Severance Plan. In the event that both triggers occur, a participant is entitled to continued payment of base salary for twelve months, a payment equal to the participant’s target bonus then in effect, a pro rated annual bonus for the year of termination (based on an assumption that the target bonus is achieved), and accelerated vesting of all unvested, outstanding equity awards. The Severance Plan would supersede the Company’s ordinary severance guidelines, such that participants in the Severance Plan would be paid severance benefits under either the Severance Plan or the Company’s ordinary severance guidelines, not both.

Pursuant to his employment agreement, Mr. Aquino is entitled to accelerated vesting of all unvested, outstanding equity awards following the occurrence of a change of control. Pursuant to the terms of their respective employment agreements, Mr. Cecin and Mr. Sicoli are entitled to accelerated vesting of all unvested, outstanding equity awards if their employment is terminated (other than for cause) following the occurrence of a change of control.

Set forth below are the severance and change of control benefits that would have been payable to the Named Executive Officers, assuming that a change of control had occurred on December 31, 2009, and if their employment had been terminated on that date (other than for cause) at a transaction price of $10.85 per share of common stock, the closing price of common stock on the Nasdaq on December 31, 2009.

		Accelerated Equity	Total Equity
		Compensation	Compensation	Tax-Related Gross	Continued Medical
Executive	Severance ($)	Value(1)($)	Value(1)(2)($)	Up(3)($)	Benefits ($)

Peter D. Aquino(4)	2,400,000	6,751,347	8,667,457	0	22,779
Jose A. Cecin(5)	853,125	1,519,716	1,571,840	0	17,085
Michael T. Sicoli(6)	866,250	1,579,771	2,330,070	0	17,085
Felipe Alvarez	375,000	794,269	892,733	0	0
PK Ramani	331,338	819,645	967,553	0	11,701
John D. Filipowicz(7)	375,000	226,000	NA	0	0

(1)	Based on the difference between stock option exercise price and an assumed transaction price of $10.85 per share, and not giving effect to any applicable federal, state, or local taxes applicable to such proceeds. With respect to shares that were not vested as of December 31, 2009, amounts do not give effect to any reduction in shares in respect of applicable taxes. Amounts include the benefit of a dividend of $9.33 per share applicable to shares of restricted stock outstanding and unvested as of December 31, 2009.

(2)	For the portion of any grant of restricted stock or restricted stock units that vested prior to December 31, 2009, amounts give effect to reduction in the overall shares held by such executive due to the repurchase of shares of such grant by the Company sufficient to cover any applicable tax withholding on the vesting date.

(3)	Represents payments to which the executive would be entitled pursuant to his employment agreement with the Company or the Severance Plan. Actual payments and the assumptions used in arriving at such amounts can only be determined at the time of such executive’s termination or a change of control and may differ materially from the amounts that would be set forth in this table based on assumptions as of December 31, 2009. Does not include any cost to the executive of non-competition or other restrictive covenants. Mr. Cecin is not entitled to any tax related gross up under the terms of his employment agreement.

(4)	Assuming that Mr. Aquino was terminated other than for cause (as defined in his employment agreement with the Company), amounts reflected under “Severance” are equal to two years of salary and bonus, as contemplated by his December 21, 2007 employment agreement.

(5)	Assuming that Mr. Cecin was terminated other than for cause (as defined in his employment agreement with the Company), amounts reflected under “Severance” are equal to 1.5 years of salary and bonus, as contemplated by his September 28, 2009 employment agreement.

(6)	Assuming that Mr. Sicoli was terminated other than for cause (as defined in his employment agreement with the Company), amounts reflected under “Severance” are equal to 1.5 years of salary and bonus, as contemplated by his September 28, 2009 employment agreement.

(7)	Mr. Filipowicz entered into a Severance and Release Agreement with the Company in September 2009, pursuant to which 5,329 RSUs and 10,889 stock options were immediately cancelled and of no further effect as of such date. Amounts reflected in this table relate to the then-outstanding shares of restricted stock and RSUs that the Company agreed to vest on or prior to August 2010. Note that the total equity compensation value is not included for Mr. Filipowicz because his employment terminated in August 2009, and the Company does not track fully vested shares following termination.

Tax and Accounting Considerations

The Compensation Committee periodically reviews our compensation practices for purposes of obtaining the maximum tax deductibility of compensation paid. From time to time, the Compensation Committee has awarded, and may award in the future, compensation that is not fully deductible if it determines that such award is consistent with its overall compensation philosophy and is in the best interests of the Company and its stockholders. The Compensation Committee also endeavors to ensure that any compensation that could be characterized as non-qualified deferred compensation complies with Section 409A of the Internal Revenue Code, including by amending existing compensatory arrangements. The Compensation Committee also takes into account, from time to time as appropriate, the accounting treatment of compensation elements in determining types or levels of compensation for our Named Executive Officers.

Summary Compensation Table

						Non-Equity
Name and	Fiscal			Stock	Option	Incentive Plan	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)(1)	Awards ($)(2)	Compensation ($)	Compensation ($)(3)	Total($)

Peter D. Aquino	2009	600,000	0	4,097,900	0	585,499	3,786	5,287,185
President & CEO	2008	600,000	0	2,990,938	1,090,530	574,004	15,389	5,270,861
	2007	540,000	0	0	0	246,780	11,254	798,034
Michael T. Sicoli	2009	331,250	10,000	1,096,791	0	244,202	2,199	1,684,442
EVP & CFO	2008	321,154	10,000	453,389	412,991	184,344	9,274	1,391,152
	2007	275,000	10,000	0	0	100,540	18,841	404,381
Jose A. Cecin, Jr.	2009	81,250	10,000	1,201,250	0	53,889	324	1,346,713
EVP & COO
Felipe Alvarez	2009	250,000	10,000	439,927	0	156,977	1,766	858,670
Senior Vice President	2008	244,231	0	186,835	0	115,894	6,274	553,234
President of RCN Metro	2007	214,645	0	410,250	0	52,227	11,324	688,446
PK Ramani	2009	236,700	2,500	439,927	0	85,854	1,689	766,670
Senior Vice President	2008	234,874	5,322	186,835	147,977	92,318	5,182	672,508
Sales	2007	225,000	15,000	683,750	0	72,254	9,490	1,005,494
John D. Filipowicz(4)	2009	125,000	0	0	0	37,369	257,779	420,148
President	2008	246,154	5,322	186,835	147,977	110,184	7,032	703,504
Retail Markets	2007	225,000	15,000	683,750	0	72,254	13,474	1,009,478

(1)	This column represents the aggregate grant date fair value of restricted stock awards (including RSUs) granted during each of the fiscal years represented to the Named Executive Officers. Fair market values in this column were calculated using the common stock closing price on the date of grant and multiplying it by the number of shares or units subject to grant. See the “Grants of Plan Based Awards” table below for information on awards made in 2009.

(2)	This column represents the aggregate grant date fair value of stock option awards granted during each of the fiscal years represented to the Named Executive Officers. For information on the valuation assumptions with respect to these grants please refer to the footnotes to our financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 9, 2010. See the “Grants of Plan Based Awards” table below for information on option grants made in 2009. The only option grants in 2009 were made in connection with our option exchange program.

(3)	“All Other Compensation” amounts in 2009 were comprised of (a) RCN employer match of employee contributions to the Company’s 401(k) plan prior to the suspension of the employer match in March 2009 and (b) employee life insurance premiums, as follows:

	401(k)	Life Insurance
	Match($)	Premiums($)	Total ($)

Peter D. Aquino	3,462	324	3,786
Michael T. Sicoli	1,875	324	2,199
Jose A. Cecin, Jr.	0	324	324
Felipe Alvarez	1,442	324	1,766
PK Ramani	1,365	324	1,689
John Filipowicz	865	249	1,114

(4)	In addition to the amounts reflected for his 401(k) match and life insurance premiums, “Other Compensation” for Mr. Filipowicz includes a severance payment in the gross amount of $256,665 paid pursuant to his Severance Agreement with the Company dated September 2009.

Grants of Plan Based Awards in Fiscal Year 2009

											Grant
									All Other		Date
								All Other	Option		Fair
								Stock	Awards:	Exercise	Value of
								Awards:	Number of	or Base	Stock
								Number of	Securities	Price of	and
		Estimated Future Payouts Under			Estimated Future Payouts Under			Shares of	Underlying	Option	Option
		Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			Stock or	Options	Awards	Awards
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Units (#)	(#)	($/Sh)	($)(1)

Peter D. Aquino	8/20/2009							131,579			1,205,264
	8/20/2009							157,895			1,446,318
	8/20/2009				0	157,895	236,843				1,446,318
Jose A. Cecin	4/6/2009 (2)							7,252			30,966
	8/20/2009 (2)							15,066			138,005
	9/28/2009							125,000			1,201,250
Michael T. Sicoli	8/20/2009							59,868			548,391
	8/20/2009				0	58,869	89,804				548,400
Felipe Alvarez	8/12/2009 (3)								31,471	9.05	0
	8/20/2009							24,013			219,959
	8/20/2009				0	24,014	36,021				219,968
PK Ramani	8/12/2009 (4)								8,185	9.05	0
	8/20/2009							24,013			219,959
	8/20/2009				0	24,014	36,021				219,968
John Filipowicz	N/A

(1)	Assumes achievement of “Target” level, as applicable.

(2)	These grants represent awards made to Mr. Cecin while he was an independent member of the Board of Directors.

(3)	This grant represents stock options received by Mr. Alvarez upon the surrender of Company stock options granted prior to fiscal year 2009 pursuant to the Company’s stock option exchange program offered during fiscal year 2009. The fair value of the new Company stock options received by Mr. Alvarez upon the surrender of previously granted Company stock options was $108,575; however, the incremental fair value of the new Company stock options received by Mr. Alvarez was $0.

(4)	This grant represents stock options received by Mr. Ramani upon the surrender of Company stock options granted prior to fiscal year 2009 pursuant to the Company’s stock option exchange program offered during fiscal year 2009. The fair value of the new Company stock options received by Mr. Ramani upon the surrender of previously granted Company stock options was $28,238; however, the incremental fair value of the new Company stock options received by Mr. Ramani was $0.

Outstanding Equity Awards at Fiscal Year-End 2009

	Option Awards					Stock Awards
								Equity
								Incentive
								Plan
								Awards:
								Number	Equity
			Equity					of	Incentive
			Incentive					Unearned	Plan Awards:
			Plan				Market	Shares,	Market or
			Awards:			Number	Value of	Units, or	Payout Value
	Number of	Number of	Number of			of Shares	Shares or	Other	of Unearned
	Securities	Securities	Securities			or Units	Units of	Rights	Shares, Units,
	Underlying	Underlying	Underlying			of Stock	Stock That	That	or Other
	Unexercised	Unexercised	Unexercised	Option	Option	That Have	Have Not	Have Not	Rights That
	Options	Options	Unearned	Exercise	Expiration	Not	Vested	Vested	Have Not
	Exercisable (#)	Unexercisable (#)	Options (#)	Price ($)	Date	Vested (#)	($)	(#)	Vested ($)

Peter D. Aquino	278,147			13.79	12/31/11	106,667	1,157,337	68,208	740,057
	70,175	140,352		11.22	3/13/15	131,579	1,427,632	157,895	1,713,161
						157,895	1,713,161
Jose A. Cecin						15,066	649,568
						125,000	1,356,250
Michael T. Sicoli	224,989			13.79	3/23/12	59,868	649,568	25,864	280,624
	26,423	52,846		11.22	3/13/15			59,869	649,579
Felipe Alvarez		31,471		9.05	8/12/16	2,500	27,125	2,500	27,125
						24,013	260,541	10,657	115,628
								24,014	260,552
PK Ramani	99,972			13.79	5/23/12	4,167	45,212	4,167	45,212
	10,888	21,778		11.22	3/13/15	24,013	260,541	10,658	115,639
		8,185		9.05	8/12/16			24,014	260,552
John D. Filipowicz	121,738			13.79	8/21/10	4,167	45,212	4,167	45,212
	12,173			14.29	8/21/10			5,329	57,820
	10,888	10,889		11.22	(1)

(1)	The 10,888 stock options (exercisable) expire on 2/21/10, and the 10,889 stock options (unexercisable) expire on 11/28/10.

Restricted Stock

On February 28, 2007, Messrs. Filipowicz and Ramani each received a grant of 25,000 shares of restricted stock, and Mr. Alvarez received a grant of 15,000 shares of restricted stock. One-sixth of such shares vested on each of March 17, 2008, March 17, 2009 and March 17, 2010. In addition, approximately 91% of one-sixth of such shares vested in March 2008, approximately 96% of one-sixth of such shares vested in February 2009 and approximately 98% of one-sixth of such shares vested in March 2010 based on the Company’s achievement of operational and financial performance objectives set by the Compensation Committee for 2007, 2008 and 2009, respectively.

Restricted Stock Units

131,579 restricted stock units, or RSUs, were granted to Mr. Aquino on August 20, 2009, one-third of which vested on January 1, 2010 with an additional one-third of such RSUs scheduled to vest on each of January 1, 2011 and January 1, 2012. In addition, 315,790 RSUs were granted to Mr. Aquino on August 20, 2009, one half of which are subject to time-based vesting. One-third of such time-based RSUs are scheduled to vest on each of June 10, 2010, June 10, 2011 and June 10, 2012. The other half of these RSUs are subject to performance vesting based on the Company’s achievement of operational and financial performance objectives set by the Compensation Committee for 2009. 98% of one-third of such performance-based RSUs will vest on each of June 10, 2010, June 10, 2011 and June 10, 2012.

160,000 RSUs were granted to Mr. Aquino on March 14, 2008, one-third of which vested on each of January 1, 2009 and January 1, 2010 and with an additional one-third scheduled to vest on January 1, 2011. In addition, 106,572 RSUs were granted to Mr. Aquino on March 14, 2008, all of which were subject to performance based vesting based on the Company’s achievement of operational and financial performance objectives set by the Compensation Committee for 2008. 96% of one-third of such RSUs vested in February 2009, and 96% of one-third of such RSUs are scheduled to vest on each of June 1, 2010 and June 1, 2011.

Pursuant to the terms of the employment agreement entered into with Mr. Cecin on September 28, 2009, Mr. Cecin was awarded 125,000 RSUs. One third of the RSUs granted are scheduled to vest on each of September 28, 2010, September 28, 2011 and September 28, 2012. Mr. Cecin also received a grant of 7,252 RSUs on April 6, 2009 while still an independent member of the Board of Directors, all of which vested in June 2009. In addition, Mr. Cecin received a grant of 15,066 RSUs on August 20, 2009 while still an independent member of the Board of Directors, all of which are scheduled to vest on September 1, 2010.

119,737 RSUs were granted to Mr. Sicoli on August 20, 2009, one half of which are subject to time-based vesting. One-third of such time-based RSUs are scheduled to vest on each of June 10, 2010, June 10, 2011 and June 10, 2012. The other half of these RSUs are subject to performance vesting based on the achievement by the Company of operational and financial performance objectives set by the Compensation Committee for 2009. 98% of one-third of such performance-based RSUs are scheduled to vest on each of June 10, 2010, June 10, 2011 and June 10, 2012.

40,409 RSUs were granted to Mr. Sicoli on March 14, 2008. 96% of one-third of such RSUs vested in February 2009, and 96% of one-third of such RSUs are scheduled to vest on each of June 1, 2010 and June 1, 2011 based on achievement by the Company of operational and financial performance objectives set by the Compensation Committee for 2008.

Messrs. Ramani and Alvarez each received a grant of 48,027 RSUs on August 20, 2009, one half of which are subject to time-based vesting. One-third of such time-based RSUs are scheduled to vest on each of June 10, 2010, June 10, 2011 and June 10, 2012. The other half of these RSUs are subject to performance vesting based on the achievement by the Company of operational and financial performance objectives set by the Compensation Committee for 2009. 98% of one-third of such performance-based RSUs are scheduled to vest on each of June 10, 2010, June 10, 2011 and June 10, 2012.

Messrs. Ramani and Alvarez also each received a grant of 16,652 RSUs on March 14, 2008. 96% of one-third of such RSUs vested in February 2009 and 96% of one-third of such RSUs are scheduled to vest on each of June 1, 2010 and June 1, 2011 based on the achievement by the Company of operational and financial performance objectives set by the Compensation Committee for 2008.

Stock Options

On March 14, 2008, Mr. Aquino received a grant of options to purchase 210,527 shares of the Company’s common stock, Mr. Sicoli received a grant of options to purchase 79,269 shares of the Company’s common stock, and Messrs. Filipowicz, Ramani and Alvarez each received a grant of options to purchase 32,666 shares of the Company’s common stock, all at an exercise price of $11.22 per share. One-third of such stock options vested on June 1, 2009 and one-third of such stock options are scheduled to vest on each of June 1, 2010 and June 1, 2011 (with the exception of Mr. Filipowicz).

Messrs. Ramani and Alvarez participated in the RCN stock option exchange program in 2009. Pursuant to this program, Mr. Alvarez exchanged 60,869 options with a strike price of $17.42 for 14,458 options with a strike price of $9.05 and 32,666 options with a strike price of $11.22 for 17,013 options with a strike price of $9.05. Mr. Ramani exchanged 12,173 options with a strike price of $14.29 for 3,170 options with a strike price of $9.05 and 21,766 options with a strike price of $13.79 for 5,015 options with a strike price of $9.05. The options vest ratably over a three year period beginning on August 12, 2010.

Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
	Number of		Number of
	Shares Acquired	Value Realized	Shares Acquired	Value Realized on
Name	on Exercise (#)	on Exercise ($)	on Vesting (#)	Vesting ($)

Peter D. Aquino	0	0	3,334	14,603
			53,333	314,665
			34,104	125,162
Michael T. Sicoli	0	0	3,334	14,603
			12,931	47,457
Jose A. Cecin, Jr.	0	0	7,252	45,035
Felipe Alvarez	0	0	2,500	10,125
	0	0	2,400	8,808
	0	0	5,328	19,554
PK Ramani	0	0	4,167	16,876
	0	0	4,001	14,684
	0	0	5,328	19,554
John Filipowicz	0	0	4,167	16,876
			4,001	14,684
			5,328	19,554

Pension Benefits and Nonqualified Deferred Compensation

The Company does not offer any pension benefits other than the Company’s 401(k) plan benefits described above. In addition, the Company does not offer any nonqualified deferred compensation benefits. Therefore, these tables are omitted.

Executive Officers’ Employment Agreements

Below is a summary of the employment agreements entered into with Messrs. Aquino, Cecin and Sicoli.

Peter D. Aquino

The Company entered into a new employment agreement with Mr. Aquino on December 21, 2007. The initial term of the employment agreement expires on December 21, 2010, with one-year annual extensions, unless either party provides the other party with 90 days prior written notice of its intention not to extend the employment term. The employment agreement provides for a base salary of $600,000 per year, subject to annual review for increase by the Compensation Committee and Board of Directors, and an annual performance-based cash bonus of 100% of base salary, payable upon achievement of goals established by the Compensation Committee. We believe that this base cash compensation for Mr. Aquino is consistent with the Company’s compensation philosophy to compensate our executives at or below the short term cash compensation offered to chief executive officers at our peer group companies.

Upon execution of the employment agreement, the Company authorized the grant to Mr. Aquino of an award of 160,000 RSUs. One-third of the RSUs subject to this initial award vest and become payable on each of the first three anniversaries of the effective date of the employment agreement. Mr. Aquino shall also be eligible for discretionary annual awards of equity incentives under the 2005 Stock Plan in future calendar years, as determined by the Compensation Committee in its discretion. The employment agreement provides that these annual awards, if any, (a) shall be determined with reference to a targeted value of two times Mr. Aquino’s base salary plus 100% of his target bonus, (b) shall be allocated as not less than 25% restricted stock units with performance vesting and not more than 75% as stock options, (c) would become vested over a period not to exceed 36 months and (d) if stock options, the exercise price shall equal the fair market value of RCN’s common stock on the date of the grant.

The employment agreement also provides that, in general, the initial RSU award and any annual awards shall be (a) subject to forfeiture until vested as provided in the employment agreement, (b) non-transferable except for permitted transfers as approved by the Compensation Committee pursuant to the terms of the 2005 Stock Plan, (c) fully vested and, in the case of stock options, exercisable upon a change in control (as defined in the 2005 Stock Plan), with respect to the unvested portion of the initial RSU award and any annual equity awards then held by Mr. Aquino, fully vested and, in the case of stock options, exercisable.

The employment agreement provides that Mr. Aquino’s employment with the Company and the employment term shall terminate upon the earliest to occur of (a) Mr. Aquino’s death, (b) the termination of Mr. Aquino’s employment by the Company by reason of Mr. Aquino’s disability, (c) the termination of Mr. Aquino’s employment by the Company for cause (as defined in the employment agreement) or without cause, (d) the termination of Mr. Aquino’s employment by Mr. Aquino without good reason (as defined in the employment agreement) upon 60 days written notice or for good reason in accordance with the employment agreement and (e) the expiration of Mr. Aquino’s employment term.

The employment agreement provides that upon any termination of Mr. Aquino’s employment, he shall be entitled to payment of any earned but unpaid portion of the base salary, bonus, benefits and unreimbursed business expenses, in each case with respect to the period ending on the date of termination. In addition to the payments and benefits in the preceding sentence, if Mr. Aquino’s employment is terminated (x) by the Company without cause (other than due to death or disability), (y) by Mr. Aquino for good reason, or (z) by Mr. Aquino immediately after the expiration of the initial three-year employment term due to the Company’s provision of a non-renewal notice (as defined in the employment agreement), then: (i) the Company shall pay Mr. Aquino the Severance Payments (as defined below) in equal monthly installments beginning with the month following the month in which the date of termination occurs for the duration of the applicable Severance Period (as defined below), (ii) the Company shall provide Mr. Aquino with continued medical coverage at active-employee rates for the duration of the applicable Severance Period or, if earlier, until Mr. Aquino receives subsequent employer-provided coverage, and (iii) Mr. Aquino shall vest as of the date of termination in the portion of the Equity Awards (as defined below) that would otherwise have become vested during the applicable Severance Period, with the vested portion of any stock options remaining exercisable for the shorter of the one-year period following Mr. Aquino’s date of termination and the remainder of the original term. For these purposes, the following terms have the following definitions:

•	“Severance Payments” shall be an amount equal to 1/12 the sum of the base salary and 100% target bonus, in each case as in effect on Mr. Aquino’s date of termination and as defined in the employment agreement.

•	“Severance Period” shall be a number of months that for purposes of clauses (x) and (y) above shall be 24 months and that for purposes of clause (z) above shall be 12 months.

•	“Equity Awards” shall be the portion of the initial RSU award, the annual equity awards, if any, and any prior equity awards.

Under certain circumstances, Mr. Aquino is entitled to receive an additional payment from the Company equal to the amount of any excise tax he would be required to pay pursuant to Section 4999 of the Internal Revenue Code. Payment of the Severance Payments and other benefits are conditioned upon Mr. Aquino’s execution and delivery of an irrevocable general release in form satisfactory to the Company and Mr. Aquino. The employment agreement also contains confidentiality, non-compete, non-solicit and non-disparagement clauses restricting certain activities of Mr. Aquino during and for certain specified periods following his employment term.

Jose A. Cecin

The Company entered into an employment agreement with Mr. Cecin on September 28, 2009. The initial term of the employment agreement expires on September 28, 2012; provided, however, that at least 180 days prior to the end of the contract period, either party may provide written notice of interest in extending the term of the agreement. The Company will then have 60 days to make a reasonable offer to Mr. Cecin regarding an extension. Failure of the Company to make a good faith offer within 60 days will constitute “non-renewal by the Company.” If Mr. Cecin does not engage in good faith negotiations with the Company after receiving its offer, such will be deemed to be non-renewal by Mr. Cecin. The employment agreement provides for a base salary of $325,000 per year, subject to annual review by the Compensation Committee and Board of Directors, and an annual performance-based cash target bonus of 75% of base salary, payable upon achievement of goals established by the Compensation Committee. We believe that this base cash compensation for Mr. Cecin is consistent with the Company’s compensation philosophy to compensate our executives at or below the short term cash compensation offered to chief operating officers at our peer group companies.

Upon execution of the employment agreement, the Company authorized the grant to Mr. Cecin of an award of 125,000 RSUs. One-third of the RSUs subject to this initial award shall vest and become payable on each of the first three anniversaries of the effective date of the employment agreement. Mr. Cecin shall also be eligible for discretionary annual awards of equity incentives under the 2005 Stock Plan beginning in 2010 and in future calendar years, as determined by the Compensation Committee in its discretion. The employment agreement provides that these annual awards, if any, shall be determined with reference to a targeted value of 1.75 times Mr. Cecin’s base salary plus his actual bonus for the prior calendar year. In general, the initial RSU award and any annual awards shall be (a) subject to forfeiture until vested and (b) non-transferable except for permitted transfers as approved by the Compensation Committee pursuant to the terms of the 2005 Stock Plan.

The employment agreement provides that Mr. Cecin’s employment with the Company and the employment term shall terminate upon the earliest to occur of (a) Mr. Cecin’s death, (b) the termination of Mr. Cecin’s employment by the Company by reason of Mr. Cecin’s disability, (c) the termination of Mr. Cecin’s employment by the Company for cause (as defined in the employment agreement) or without cause, (d) the termination of Mr. Cecin’s employment by Mr. Cecin without good reason (as defined in the employment agreement) upon 30 days written notice or for good reason in accordance with the employment agreement and (e) the expiration of Mr. Cecin’s employment term.

The employment agreement provides that upon any termination of Mr. Cecin’s employment, he shall be entitled to payment of any earned but unpaid portion of the base salary, bonus, benefits and unreimbursed business expenses, in each case with respect to the period ending on the date of termination. In addition to the payments and benefits in the preceding sentence, (i) if Mr. Cecin’s employment is terminated prior to a change in control by the Company without cause or if he resigns for good reason (as defined in the employment agreement), Mr. Cecin will receive a lump sum payment equal to 100% of his base salary and target bonus as in effect at the time of termination, twelve months of health benefits continuation, his pro-rata bonus and twelve months of equity vesting; (ii) if Mr. Cecin’s employment is terminated by non-renewal of his employment agreement by the Company, he will receive a single lump sum payment equal to 50% of his base salary and target bonus, six months of health benefits continuation, his pro-rata bonus and six months of equity vesting; (iii) if Mr. Cecin’s employment is terminated by reason of death or disability, Mr. Cecin or his beneficiaries will receive six months of health benefits, his pro-rata bonus and full vesting of all outstanding equity awards; and (iv) if, within 24 months following a change in control, Mr. Cecin’s employment is terminated without cause or he resigns for good reason, then Mr. Cecin will receive a lump sum payment equal to 150% of his base salary and target bonus, 18 months of benefits continuation, his pro rata bonus and immediate vesting of all equity awards.

Payment of the severance payments and other benefits is conditioned upon Mr. Cecin’s execution and delivery of an irrevocable general release in form satisfactory to the Company and Mr. Cecin. The employment agreement also contains confidentiality, non-compete, non-solicit and non-disparagement clauses restricting certain activities of Mr. Cecin during and for certain specified periods following his employment term.

Michael T. Sicoli

The Company entered into an employment agreement with Mr. Sicoli on September 28, 2009. The initial term of the employment agreement expires on September 28, 2012; provided, however, that at least 180 days prior to the end of the contract period, either party may provide written notice of interest in extending the term of the agreement. The Company will then have 60 days to make a reasonable offer to Mr. Sicoli regarding an extension. Failure of the Company to make a good faith offer within 60 days will constitute “non-renewal by the Company.” If Mr. Sicoli does not engage in good faith negotiations with the Company after receiving its offer, such will be deemed to be non-renewal by Mr. Sicoli. The employment agreement provides for a base salary of $350,000 per year, subject to annual review by the Compensation Committee and Board of Directors, and an annual performance-based cash target bonus of 65% of base salary, payable upon achievement of goals established by the Compensation Committee. We believe that this base cash compensation for Mr. Sicoli is consistent with the Company’s compensation philosophy to compensate our executives at or below the short term cash compensation offered to chief financial officers at our peer group companies.

Mr. Sicoli is eligible for discretionary annual awards of equity incentives under the 2005 Stock Plan beginning in 2010 and in future calendar years, as determined by the Compensation Committee in its discretion. The employment agreement provides that these annual awards, if any, shall be determined with reference to a targeted value of 1.75 times Mr. Sicoli’s base salary plus his actual bonus for the prior calendar year. In general, any annual awards shall be (a) subject to forfeiture until vested and (b) non-transferable except for permitted transfers as approved by the Compensation Committee pursuant to the terms of the 2005 Stock Plan.

The employment agreement provides that Mr. Sicoli’s employment with the Company and the employment term shall terminate upon the earliest to occur of (a) Mr. Sicoli’s death, (b) the termination of Mr. Sicoli’s employment by the Company by reason of Mr. Sicoli’s disability, (c) the termination of Mr. Sicoli’s employment by the Company for cause (as defined in the employment agreement) or without cause, (d) the termination of Mr. Sicoli’s employment by Mr. Sicoli without good reason (as defined in the employment agreement) upon 30 days written notice or for good reason in accordance with the employment agreement and (e) the expiration of Mr. Sicoli’s employment term.

The employment agreement provides that upon any termination of Mr. Sicoli’s employment, he shall be entitled to payment of any earned but unpaid portion of the base salary, bonus, health benefits and unreimbursed business expenses, in each case with respect to the period ending on the date of termination. In addition to the payments and benefits in the preceding sentence, (i) if Mr. Sicoli’s employment is terminated prior to a change in control by the Company without cause or he resigns for good reason (as defined in the employment agreement), Mr. Sicoli will receive a lump sum payment equal to 100% of his base salary and target bonus as in effect at the time of termination, twelve months of health benefits continuation, his pro-rata bonus and twelve months of equity vesting; (ii) if Mr. Sicoli’s employment is terminated by non-renewal of his employment agreement by the Company, he will receive a single lump sum payment equal to 50% of his base salary and target bonus, six months of health benefits continuation, his pro-rata bonus and six months of equity vesting; (iii) if Mr. Sicoli’s employment is terminated by reason of death or disability, Mr. Sicoli or his beneficiaries will receive six months of health benefits, his pro-rata bonus and full vesting of all outstanding equity awards; and (iv) if, within 24 months following a change in control, Mr. Sicoli’s employment is terminated without cause or he resigns for good reason, then Mr. Sicoli will receive a lump sum payment equal to 150% of his base salary and target bonus, 18 months of health benefits continuation, his pro rata bonus and immediate vesting of all equity awards. Under certain circumstances, Mr. Sicoli may be entitled to receive an additional payment from the Company equal to the amount of any excise tax that he would be required to pay pursuant to Section 4999 of the Internal Revenue Code

Payment of the severance payments and other benefits is conditioned upon Mr. Sicoli’s execution and delivery of an irrevocable general release in form satisfactory to the Company and Mr. Sicoli. The employment agreement also contains confidentiality, non-compete, non-solicit and non-disparagement clauses restricting certain activities of Mr. Sicoli during and for certain specified periods following his employment term.

Director Compensation

In November 2007, the Board of Directors adopted revised director compensation guidelines. Under this director compensation program, each member of the Board is paid an annual cash retainer of $60,000. In addition, the members of the Compensation and Audit Committees receive an annual fee of $10,000, with the chairman of each such committee receiving $15,000. The members of the Nominating/Corporate Governance Committee receive annual membership fees of $5,000, with the chairman receiving $10,000. Mr. Hillman, as Non-Executive Chairman of the Board, received annual compensation of $75,000, which was paid one half in RSUs and one half in cash. In November 2009, the Board of Directors established a Special Committee and approved compensation for the Special Committee members. Mr. Hillman, as Chairman of the Special Committee, received a payment of $15,000 each month. The other Special Committee members, Messrs. Cellar, Duster and Tseung, received a payment of $10,000 each month.

The Board also adopted an annual equity compensation program for non-employee members of the Board. On February 12, 2009, the Compensation Committee approved a grant of restricted stock units to each director (other than Mr. Cecin) with such grant to be effective on March 2, 2009. The restricted stock units vested in June 2009, on the date of the Company’s Annual Meeting of Stockholders. These grants provided equity-based compensation for the six month period from January 2009 through June 2009, and were made as a transitional grant reflecting a change in the timing of the board’s equity compensation grants. The grant award cycle was changed from a January grant date to a June grant date, so that future grant awards can be coincident with the annual election of directors. On April 6, 2009, Mr. Cecin received a pro-rata grant of restricted stock units in connection with joining the Board of Directors.

On August 20, 2009, the directors other than Messrs. Cellar and Skrzypczak (who had not yet joined the Board of Directors) received a grant of 15,066 RSUs, which had a target value of $114,500 (based on the 30 day trailing average). This value was equivalent to the value of RSUs distributed to the directors in the prior year. The RSUs granted will vest on September 1, 2010. On December 2, 2009 (after joining the Board of Directors), Mr. Cellar and Mr. Skrzypczak received a grant of 8,868 RSUs, which represented a grant with a target value of $76,333 (based on the trailing 30 day average), pro-rated for the period from October 2009 until June 2010, when the next equity grants are usually made following the Annual Meeting of Stockholders.

RCN’s Board of Directors may adjust compensation to current and future non-employee directors as appropriate based on market conditions. The fees and stock awards for 2009 are summarized below.

			Special
	Fees Earned	Stock	Committee
	or Paid in	Awards	Compensation
Name	Cash ($)	($)(1)	($)(2)	Total ($)

Kurt Cellar	16,667	76,265	10,000	102,932
Jose A. Cecin(3)	40,000	168,971	—	208,971
Benjamin Duster	75,000	198,257	10,000	283,257
Lee Hillman	115,000	256,985	15,000	386,985
Charles Levine	76,250	198,257	—	274,507
Casimir Skrzypczak	15,625	76,265	—	91,890
Daniel Tseung	83,750	198,257	10,000	292,007

(1)	This column represents the aggregate grant date fair value with respect to the RSUs granted in fiscal year 2009. Fair market values in this column were calculated using the common stock closing price on the date of grant and multiplying it by the number of units subject to grant.

(2)	This column represents payments that were made to the members of the Special Committee from its formation in November 2009 through December 31, 2009.

(3)	Represents payments made to Mr. Cecin prior to his assuming the position of Executive Vice President and Chief Operating Officer on September 28, 2009.

Compensation Committee Report

The Compensation Committee of the Board of Directors of RCN has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included herein.

THE COMPENSATION COMMITTEE

Daniel Tseung, Chairman
Kurt M. Cellar
Charles E. Levine

Risk Considerations in Our Compensation Program

Our Compensation Committee has discussed risk as it relates to our compensation program and does not believe that our compensation program encourages excessive or inappropriate risk taking due to its balance between fixed and variable compensation, short and long-term compensation, and financial and operational performance measures.

As discussed in more detail above, we structure our pay to consist of both fixed and variable compensation. The fixed (or salary) portion of compensation is designed to provide a steady income regardless of the Company’s stock price performance so that executives do not feel pressured to focus exclusively on stock price performance to the detriment of other important business metrics. Variable (cash bonus and equity) portions of compensation are designed to reward both short-term and long-term corporate performance. For short-term performance, our cash bonus is awarded annually based on results of metrics approved by the Compensation Committee. All executives and employees are included in the same bonus program. If the Company or any of the applicable markets exceeds the performance metrics, the bonus plan provides for payment of greater than 100% of the prescribed bonus amount, up to but not exceeding 150% of the prescribed bonus amount. We believe that this cap minimizes excessive risk taking. We also have minimum performance thresholds that must be realized before all or a portion of the annual bonus will be paid out.

For 2009, corporate performance was determined using the financial metrics of revenue, EBITDA and free cash flow. Those executives and employees who support a specific market or segment as part of their job function have a portion of their annual bonus determined on both market and segment performance. For example, an employee who supports the Pennsylvania market will have his annual bonus determined based on the financial results of (i) the Pennsylvania market; (ii) the Residential/SMB segment; and (iii) overall corporate performance. We believe this encourages employees to work to support the financial performance of all markets and overall corporate performance rather than just an individual market.

We have strict internal controls over the calculation of financial results for purposes of determining annual bonuses, with such calculations reviewed by the both the Finance and Human Resources Departments. These controls are designed to keep the measurement of the financial results used to determine annual bonuses from being susceptible to manipulations by any employees, including our executives. In addition, all of our employees are required to take training on our Code of Conduct, which covers a number of topics, including the accuracy of books and records.

To reward employees for our long-term performance, we grant equity awards. During 2009, all of our employees received a grant of restricted stock units vesting over three years. The equity guidelines approved by the Compensation Committee provide that equity grants will be based on each employee’s salary grade. We believe that the use of these equity guidelines reduces the ability of management to issue disproportionately large grants to any one employee. With respect to employees at the director level and above, fifty percent of the RSUs will vest based on time and fifty percent will vest based on operational and financial performance targets set by the Compensation Committee. Performance is determined based on the same metrics used to determine the annual bonus payments.

We believe that our focus on operational and financial performance (through our cash bonus program) and stock price performance (through our equity compensation program) provides balance in our overall program and acts as a check on excessive risk taking. In addition, providing a significant portion of compensation to our executives in the form of equity provides additional incentive for executives to make decisions that will not be harmful to the long-term health of the Company. Similarly, if our executives were to add revenue sources at low margins in order to generate an increase in revenue and customer growth, which could result in higher stock prices in the near-term, our short-term incentive program is structured in such a way as to limit the value of the executives’ cash bonuses.

Compensation Committee Interlocks and Insider Participation

Through September 28, 2009, the Compensation Committee was comprised of Messrs. Tseung (Chairman), Cecin and Levine. From October 15, 2009, the Compensation Committee has been comprised of Messrs. Tseung (Chairman), Cellar and Levine. Except for Mr. Cecin’s service as an officer of RCN after he ceased to be a member of the Compensation Committee, none of these directors has ever served as an officer or employee of RCN or any of its subsidiaries, nor does any such director have any relationship required to be disclosed pursuant to Item 407(e)(4) of Regulation S-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth as to each current director and executive officer of the Company and each person or entity who, to the knowledge of the Company, beneficially owns more than five percent of the Company common stock outstanding: (1) the number of shares of Company common stock beneficially owned by such person or entity and (2) the percentage of total shares of Company common stock outstanding that are beneficially owned by such person or entity. In the case of our directors and executive officers, the information presented is based upon representations made to us by our directors and executive officers and is not necessarily indicative of beneficial ownership for any other purpose.

In the table below, we have deemed a person or entity to be a “beneficial owner” of a security if that person or entity has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security. Beneficial ownership includes any security with respect to which a person or entity has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. As of April 12, 2010, there were 35,301,291 shares of Company common stock outstanding. Unless otherwise indicated in the footnotes to this table, the information is presented as of April 12, 2010.

	Number of Shares		Percent
Name and Address of Beneficial Owner**	Beneficially Owned		of Shares

JGD Management Corp.	6,071,212	(1)	17.2%
c/o York Capital Management 767 Fifth Avenue, 17th Floor New York, New York 10153
Plainfield Asset Management LLC	4,703,813	(2)	11.8%
100 West Putnam Avenue Greenwich, Connecticut 06830
New South Capital Management, Inc.	3,317,573	(3)	9.4%
100 Ridgeway Loop Rd., Suite 144 Memphis, TN 38120
BlackRock, Inc	2,735,223	(4)	7.7%
40 East 52nd Street New York, NY 10022
Mast Capital Management, LLC	2,405,529	(5)	6.6%
200 Clarendon Street, 51st Floor Boston, MA 02116
Peter D. Aquino	847,975	(6)	2.4%
Michael T. Sicoli	399,349	(7)	1.1%
Jose A. Cecin, Jr.	4,804	(8)	*
Felipe Alvarez	20,548	(9)	*
PK Ramani	161,774	(10)	*
Richard Ramlall	147,713	(11)	*
Leslie J. Sears	44,486	(12)	*
Kurt Cellar	—		*
Benjamin C. Duster IV	56,644	(13)	*
Lee S. Hillman	58,716	(14)	*
Charles E. Levine	32,724	(15)	*
Casimir Skrzypczak	—		*
Daniel Tseung	38,302	(16)	*
All current directors and executive officers as a group (13 persons)	1,813,035		5.1%

*	Represents less than 1% of the outstanding shares of Company common stock.

**	The address of each director and executive officer of the Company listed in the table is c/o RCN Corporation, 196 Van Buren Street, Herndon, Virginia 20170.

(1)	Based on information provided in the Schedule 13G filed by the reporting persons on April 12, 2010. As of March 31, 2010, 909,670 shares of Company common stock were directly owned by York Capital Management, L.P. (“York Capital”); 1,819,952 shares of Company common stock were directly owned by York Investment Master Fund, L.P. (“York Investment”); 780,321 shares of Company common stock were directly owned by York Select, L.P. (“York Select”); 432,148 shares of Company common stock were directly owned by York Credit Opportunities Fund, L.P. (“York Credit Opportunities”); 722,874 shares of Company common stock were directly owned by York Select Master Fund, L.P. (“York Select Master”);

88,080 shares of Company common stock were directly owned by York Global Value Master Fund, L.P. (“York Global Value”); 17,812 shares of Company common stock were directly owned by York Long Enhanced Fund, L.P. (“York Long Enhanced”); 818,733 shares of Company common stock were directly owned by York Credit Opportunities Master Fund, L.P. (“York Credit Opportunities Master”); 206,671 shares of Company common stock were directly owned by Jorvick Multi-Strategy Master Fund, L.P. (“Jorvick”); and 274,951 shares of Company common stock were directly owned by certain accounts managed by JGD Management Corp. York Capital Management Global Advisors, LLC, the sole managing member of the general partner of each of York Capital, York Investment, York Select, York Credit Opportunities, York Select Master, York Global Value, York Long Enhanced, York Credit Opportunities Master and Jorvick, exercises investment discretion over such investment funds and accordingly may be deemed to have beneficial ownership of such shares of Company common stock.

(2)	Based on information provided in the Schedule 13G filed by the reporting persons on February 16, 2010. As of December 31, 2009, the shares beneficially owned by Plainfield Asset Management LLC (“PAMLLC”) were attributable to 3,681,952 shares of Company common stock that Plainfield Special Situations Master Fund Limited (“Master Fund”) has the right to acquire upon the exercise of warrants; 126,877 shares of Company common stock owned by Plainfield Special Situations Master Fund II Limited (“Master Fund II”) and 506,896 shares of Company common stock that Master Fund II has the right to acquire upon the exercise of warrants; 68,087 shares of Company common stock owned by Plainfield OC Master Fund Limited (the “OC Fund”) and 314,965 shares that the OC Fund has the right to acquire upon the exercise of warrants; and 5,036 shares of Company common stock owned directly by Plainfield Liquid Strategies Master Fund Limited (“Liquid Strategies Fund”). PAMLLC is the manager of the Master Fund, Master Fund II, the OC Fund, and the Liquid Strategies Fund, and Max Holmes is the chief investment officer of PAMLLC and, therefore, PAMLLC and Max Holmes may be deemed to be the beneficial owners of such shares. PAMLLC and Max Holmes disclaim any beneficial ownership of such shares.

(3)	Based on the Schedule 13G filed by the reporting person on February 12, 2010. Of the shares beneficially owned by New South Capital Management, Inc. (“New South”), (i) 10,875 shares are held in accounts placed in the management control of New South through a Morgan Keegan Preferred Program, the holders of which continue to retain SEC reporting responsibility with respect to such shares and (ii) 40,486 shares are managed by New South through a Thomas Weisel Partners LLC Asset Management Consulting Program, the holders of which continue to retain SEC reporting responsibility with respect to such shares.

(4)	Based on the Schedule 13G filed by the reporting person on January 29, 2010. As of December 31, 2009, the shares beneficially owned by BlackRock, Inc. were attributable to 2,735,223 shares of Company common stock.

(5)	Based on information provided in the Schedule 13G filed by the reporting persons on January 29, 2010. As of December 31, 2009, the shares beneficially owned by Mast Capital Management, LLC (“Capital”) were attributable to 358,977 shares of Company common stock directly owned by Mast OC I Master Fund L.P. (“LP”) and 2,000,386 shares of Company common stock, which includes the right to acquire 902,868 shares of Company common stock through the exercise of warrants, owned by Mast Credit Opportunities I Master Fund (“Fund”). Capital, as the investment adviser to the Fund and the investment adviser and general partner of LP, and Christopher B. Madison and David J. Steinberg, as the managers of Capital, each beneficially own 2,359,363 shares of Company common stock. In addition, David J. Steinberg owns an additional 46,166 shares of Company common stock in his individual capacity. The Fund and the LP each has the power to vote and dispose all of the shares of Company common stock beneficially owned by such entity (as described above). Capital, as the investment adviser of the Fund and the investment adviser and general partner of the LP, has the authority to vote and dispose of all of the shares of Company common stock beneficially owned by the Fund and LP. Each of Messrs. Madison and Steinberg, by virtue of his position as manager of Capital, has the authority to vote and dispose of all of the shares of Company common stock beneficially owned by the Fund and LP. In addition, Mr. Steinberg has the sole authority to vote and dispose of all of the Company common stock held by him individually (as described above).

(6)	Represents 291,382 shares of Company common stock (including 241,382 shares of Company common stock acquired in connection with prior vesting of Company restricted shares and Company restricted stock units); 138,095 shares of Company common stock issuable upon settlement of Company restricted stock units that will vest within 60 days of April 12, 2010; and 418,498 shares of Company common stock issuable upon exercise of Company stock options that have vested or will vest within 60 days of April 12, 2010.

(7)	Represents 69,152 shares of Company common stock acquired in connection with prior vesting of Company restricted shares and Company restricted stock units; 52,362 shares of Company common stock issuable upon settlement of Company restricted stock units that will vest within 60 days of April 12, 2010; and 277,835 shares of Company common stock issuable upon exercise of Company stock options that have vested or will vest within 60 days of April 12, 2010.

(8)	Represents 4,804 shares of Company common stock acquired in connection with prior vesting of Company restricted stock units.

(9)	Represents 15,219 shares of Company common stock (including 12,219 shares of Company common stock acquired in connection with prior vesting of Company restricted shares and Company restricted stock units); and 5,329 shares of Company common stock issuable upon settlement of Company restricted stock units that will vest within 60 days of April 12, 2010.

(10)	Represents 18,881 shares of Company common stock acquired in connection with prior vesting of Company restricted shares and Company restricted stock units; 21,144 shares of Company common stock issuable upon settlement of Company restricted stock units that will vest within 60 days of April 12, 2010; and 121,749 shares of Company common stock issuable upon exercise of Company stock options that have vested or will vest within 60 days of April 12, 2010.

(11)	Represents 12,424 shares of Company common stock acquired in connection with prior vesting of Company restricted shares and Company restricted stock units; 17,677 shares of Company common stock issuable upon settlement of Company restricted stock units that will vest within 60 days of April 12, 2010; and 117,612 shares of Company common stock issuable upon exercise of Company stock options that have vested or will vest within 60 days of April 12, 2010.

(12)	Represents 9,169 shares of Company common stock acquired in connection with prior vesting of Company restricted shares and Company restricted stock units; 17,677 shares of Company common stock issuable upon settlement of Company restricted stock units that will vest within 60 days of April 12, 2010; and 17,640 shares of Company common stock issuable upon exercise of Company stock options that have vested or will vest within 60 days of April 12, 2010.

(13)	Represents 56,644 shares of Company common stock (including 55,044 shares of Company common stock acquired in connection with prior vesting of Company restricted shares and Company restricted stock units).

(14)	Represents 58,716 shares of Company common stock (including 50,883 shares of Company common stock acquired in connection with prior vesting of Company restricted shares and Company restricted stock units).

(15)	Represents 32,724 shares of Company common stock (including 17,724 shares of Company common stock acquired in connection with prior vesting of Company restricted stock units).

(16)	Represents 38,302 shares of Company common stock acquired in connection with prior vesting of Company restricted shares and Company restricted stock units.

Equity Compensation Plan Information

The table below presents information as of December 31, 2009 for the Company’s 2005 Stock Plan, which has been approved by Company stockholders. The Company does not have any equity compensation plans that have not been approved by its stockholders.

	(a)		(c)
	Number of Shares of		Number of Securities
	Common Stock to be	(b)	Remaining Available
	Issued Upon	Weighted Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding	Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	(excluding securities
	and Rights	and Rights	reflected in column (a))

Equity Compensation Plans Approved by Stockholders	4,835,165	$6.54	1,269,533
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	4,835,165	$6.54	1,269,533

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Board of Directors has adopted Related Party Transaction Policies and Procedures (the “Related Party Transaction Policy”). Pursuant to the Related Party Transaction Policy, the Nominating/Corporate Governance Committee will review all transactions in which any of RCN’s directors, director nominees, significant shareholders and executive officers and their immediate families are participants to determine whether such person has a direct or indirect material interest in the transaction. All directors, director nominees and executive officers are required to promptly notify our General Counsel, Compliance Officer and/or the Nominating/Corporate Governance Committee of any proposed transaction involving RCN in which such person has a direct or indirect material interest. Such transaction is then reviewed by the Nominating/Corporate Governance Committee, which determines whether or not to approve the transaction based on the following criteria:

•	the nature of the related person’s interest in the relationship or transaction;

•	the material terms of the transaction, including the amount and type of payments or other consideration received by participants in the transaction;

•	the importance of the relationship or transaction to the related person;

•	the importance of the relationship or transaction to the Company; and

•	whether the transaction would impair the judgment of a director or executive officer to act in the Company’s best interests.

After such review, the Nominating/Corporate Governance Committee approves the transaction only if it determines that the transaction is in the best interests of the Company and its stockholders. The Nominating/Corporate Governance Committee reports the results of its review to the full Board of Directors.

In 2009, the Company did not engage in any related party transactions and, based on the procedures outlined above, as of the date of this Amendment we are not aware of any existing or potential related party transaction.

Director Independence

RCN’s Board of Directors has affirmatively determined, after considering all of the relevant facts and circumstances, that all of the directors, other than Peter D. Aquino and Jose A. Cecin, are independent from management under the standards set forth in RCN’s Corporate Governance Guidelines and that each director, other than Peter D. Aquino and Jose A. Cecin, is an “independent director” as defined by the listing requirements of Nasdaq. As a result, RCN has a majority of independent directors on our Board of Directors as required by the listing requirements of Nasdaq.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Report of the Audit Committee

The Audit Committee of the Board, pursuant to its Charter adopted by the Board of Directors on April 7, 2005 and amended effective December 1, 2009, oversees RCN’s financial reporting process on behalf of the Board of Directors. The Audit Committee currently consists of four directors, who each individually meet the independence criteria prescribed by the applicable SEC rules and regulations and Nasdaq Rule 5605(c). Mr. Duster is designated by the Board of Directors as the “audit committee financial expert” as defined under applicable SEC rules and regulations.

The Audit Committee has reviewed and discussed with management the audited financial statements for the year ended December 31, 2009; discussed with the independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61, as may be modified or supplemented; and received from the independent accountants written disclosures and the letter regarding their independence required by PCAOB Rule 3526, as currently in effect, and discussed with the independent registered public accounting firm their independence.

Based on the review and discussions noted above, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for filing with the Securities and Exchange Commission.

THE AUDIT COMMITTEE

Benjamin C. Duster, IV, Chairman
Kurt M. Cellar
Casimir S. Skrzypczak

Audit Committee Pre-Approval Policies and Procedures.

The Audit Committee has adopted a policy requiring the pre-approval of all audit and permissible non-audit services provided by RCN’s independent registered public accountants. Under the policy, the Audit Committee is to pre-approve any recurring audit and audit-related services to be provided. The Audit Committee also may generally pre-approve, up to a specified maximum amount, any non-recurring audit and audit related services for the following fiscal year. All pre-approved matters must be detailed as to the particular services or category of services to be provided, whether recurring or non-recurring, and reported to the Audit Committee at its next scheduled meeting. Permissible non-audit services are to be pre-approved on a case-by-case basis. The Audit Committee may delegate its pre-approval authority to any of its members, provided that such member reports all pre-approval decisions to the Audit Committee at its next scheduled meeting. RCN’s independent registered public accountants and members of management are required to report periodically to the Audit Committee the extent of all services provided in accordance with the pre-approval policy, including the amount of fees attributable to such services.

Principal Accountant’s Fees and Services

BDO Seidman, LLP

The following table summarizes the fees billed to RCN for professional services rendered by BDO Seidman, LLP for the fiscal year ended December 31, 2009.

Fee Category	2009
(In thousands of
dollars)

Audit Fees	$425
Audit-Related Fees(1)	20
Tax Fees	—
All Other Fees(2)	5

Total Fees	$450

(1)	Audit-Related Fees for the fiscal year ended December 31, 2009 included fees incurred for the audit of RCN’s 401(k) Plan.

(2)	All Other Fees for the fiscal year ended December 31, 2009 included fees incurred in connection with the audit of certain RCN franchise agreements.

Friedman LLP

The following table summarizes the fees billed to RCN for professional services rendered by Friedman LLP for the fiscal years ended December 31, 2009 and December 31, 2008.

Fee Category	2009	2008
	(In thousands of
	dollars)

Audit Fees(1)	$25	$697
Audit-Related Fees(2)	—	25
Tax Fees	—	—
All Other Fees(3)	48	17

Total Fees	$72	$739

(1)	Audit Fees for the fiscal year ended December 31, 2009 included fees incurred in connection with the review of our Form 10-Q and related financial statements for the first quarter of fiscal year 2009.

(2)	Audit-Related Fees for the fiscal year ended December 31, 2008 included fees incurred for the audit of RCN’s 401(k) Plan.

(3)	All Other Fees for the fiscal year ended December 31, 2009 included fees incurred in connection with our consideration of a possible debt offering during fiscal year 2009.

All Other Fees for the fiscal year ended December 31, 2008 included fees incurred in connection with (i) the audit of certain RCN franchise agreements; (ii) our response to an SEC comment letter; and (iii) assurance and related services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(3) The index to the Exhibits begins on page E-1 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2010
RCN Corporation

By:	/s/ Peter D. Aquino
Peter D. Aquino
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Peter D. Aquino Peter D. Aquino	President and Chief Executive Officer, Director	April 30, 2010

/s/ Michael T. Sicoli Michael T. Sicoli	Executive Vice President and Chief Financial Officer	April 30, 2010

/s/ Leslie J. Sears Leslie J. Sears	Senior Vice President and Controller	April 30, 2010

/s/ Jose A. Cecin, Jr. Jose A. Cecin, Jr.	Director	April 30, 2010

/s/ Kurt Cellar Kurt Cellar	Director	April 30, 2010

/s/ Benjamin C. Duster, IV Benjamin C. Duster, IV	Director	April 30, 2010

/s/ Lee S. Hillman Lee S. Hillman	Non-Executive Chairman, Director	April 30, 2010

/s/ Charles E. Levine Charles E. Levine	Director	April 30, 2010

/s/ Casimir Skrzypczak Casimir Skrzypczak	Director	April 30, 2010

/s/ Daniel Tseung Daniel Tseung	Director	April 30, 2010

S-1

EXHIBITS INDEX

(Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation of RCN Corporation, dated as of December 21, 2004 (incorporated by reference to Exhibit 3.1 of RCN’s Current Report on Form 8-K filed on December 27, 2004 8-K).
3.2		Amended and Restated Bylaws of RCN Corporation (incorporated by reference to Exhibit 3.2 of RCN’s Current Report on Form 8-K filed on December 27, 2004).
4.1		Registration Rights Agreement, dated as of December 21, 2004, by and between RCN Corporation and the Stockholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.2 of RCN’s Current Report on Form 8-K filed on December 27, 2004).
4.2		Warrant Agreement, dated as of May 25, 2007, by and between RCN Corporation and HSBC Bank USA National Association (incorporated by reference to Exhibit 4.1 of RCN’s Current Report on Form 8-K filed on May 25, 2007).
4.3		Registration Rights Agreement, dated as of May 25, 2007, by and among RCN Corporation and the Holders, as defined therein (incorporated by reference to Exhibit 4.2 of RCN’s Current Report on Form 8-K filed on May 25, 2007).
10.1		Dark Fiber IRU Agreement dated as of May 8, 1997 among Metropolitan Fiber Systems/McCourt, Inc. and RCN Telecom Services of Massachusetts, Inc. (incorporated by reference to Exhibit 10.2 to RCN’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825)).
10	.2 (**)	First Amendment dated as of November 28, 2006 between MCImetro Access Transmission Services of Massachusetts, as successor-in-interest to Metropolitan Fiber Systems McCourt, Inc. and RCN Telecom Services, Inc. as successor-in-interest to RCN Telecom Services of Massachusetts, Inc. amending the Dark Fiber IRU Agreement dated as of May 8, 1997 among Metropolitan Fiber Systems/McCourt, Inc. and RCN Telecom Services of Massachusetts, Inc. (incorporated by reference to Exhibit 10.20 of RCN’s Annual Report on Form 10-K filed on March 15, 2007).
10.3		Dark Fiber IRU Agreement dated as of May 8, 1997 among Metropolitan Fiber Systems of New York, Inc. and RCN Telecom Services of New York, Inc. (incorporated by reference to Exhibit 10.3 to RCN’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825)).
10	.4 (**)	First Amendment to Dark Fiber IRU Agreement between Metropolitan Fiber Systems of New York, Inc. and RCN Telecom Services, Inc. dated as of December 5, 2007 (incorporated by reference to Exhibit 10.4 of RCN’s Amendment No. 1 to Form 10-K/A filed on March 26, 2008).
10.5		Second Amendment to Dark Fiber IRU Agreement between Metropolitan Fiber Systems of New York, Inc. and RCN Telecom Services, Inc. dated as of June 18, 2008 (incorporated by reference to Exhibit 10.5 of RCN’s Annual Report on Form 10-K filed on February 24, 2009).
10.6		Third Amendment to Dark Fiber IRU Agreement between Metropolitan Fiber Systems of New York, Inc. and RCN Telecom Services, Inc. dated as of November 18, 2008 (incorporated by reference to Exhibit 10.6 of RCN’s Annual Report on Form 10-K filed on February 24, 2009).
10.7		Second Amended and Restated Operating Agreement of RCN-Becocom, LLC made and effective as of June 19, 2002 (incorporated by reference to Exhibit 10.01 of RCN’s Current Report on Form 8-K filed on June 21, 2002).
10.8		Management Agreement dated as of June 17, 1997 among RCN Operating Services, Inc. and RCN-Becocom, Inc. (incorporated by reference to Exhibit 10.9 to RCN’s Amendment No. 2 to Form 10K/A filed September 5, 1997 (Commission File No. 0-22825)).
10.9		Construction and Indefeasible Right of Use Agreement dated as of June 17, 1997 between RCN-Becocom, Inc. and RCN-Becocom, LLC (incorporated by reference to Exhibit 10.10 to RCN’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825)).
10.10		License Agreement dated as of June 17, 1997 between Boston Edison Company and RCN-Becocom, Inc. (incorporated by reference to Exhibit 10.11 to RCN’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825)).

Exhibit No.		Description

10.11		Joint Investment and Non-Competition Agreement dated as of June 17, 1997 among RCN Telecom Services of Massachusetts, Inc., RCN-Becocom, Inc. and RCN-BecoCom, LLC (incorporated by reference to Exhibit 10.12 to RCN’s Amendment No. 2 to Form 10/A filed September 5, 1997 (Commission File No. 0-22825)).
10.12		Amended and Restated Operating Agreement of Starpower Communications, L.L.C. by and between Pepco Communications, L.L.C. and RCN Telecom Services of Washington, D.C. Inc. dated October 28, 1997 (incorporated by reference to Exhibit 10.13 to RCN’s Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-22825)).
10.13		Form of Second Amended and Restated Agreement for the Provision of Fiber Optic Facilities and Services between Northeast Utilities Service Company, The Connecticut Light & Power Company, Western Massachusetts Electric Company, Public Service Company of New Hampshire, and Neon Optica, Inc. as Successor in Interest to Necom LLC as of December 23, 2002 — Phase One (incorporated by reference to Exhibit 10.11 of RCN’s Amendment No. 1 to Form 10-K/A filed on March 26, 2008).
10.14		Form of Second Amended and Restated Agreement for the Provision of Fiber Optic Facilities and Services between Northeast Utilities Service Company, The Connecticut Light & Power Company, Western Massachusetts Electric Company, Public Service Company of New Hampshire, and Neon Optica, Inc. as Successor in Interest to Necom LLC dated as of December 23, 2002 — Phase Two (incorporated by reference to Exhibit 10.4 of RCN’s Amendment No. 1 to Form 10-K/A filed on March 26, 2008).
10.15		Form of Agreement Concerning the Reimbursement of Fees Among The Connecticut Light & Power Company Western Massachusetts Electric Company, Public Service Company of New Hampshire and Mode 1 Communications, Inc. and Neon Optica, Inc. dated as of November 5, 2004 (incorporated by reference to Exhibit 10.13 of RCN’s Amendment No. 1 to Form 10-K/A filed on March 26, 2008).
10	.16 (**)	Master Service Agreement, dated as of September 27, 2007, by and between RCN Telecom Services and Sitel Operating Corporation (incorporated by reference to Exhibit 10.1 of RCN’s Quarterly Report on Form 10-Q filed on November 8, 2007).
10.17		Credit Agreement, dated as of May 25, 2007, by and among RCN Corporation, the various lenders party to the Credit Agreement, and Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 10.1 of RCN’s Current Report on Form 8-K filed on May 25, 2007).
10.18		Incremental Commitment Agreement, dated as of November 13, 2007, by and among RCN Corporation, the various lenders party to the Credit Agreement, and Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 10.1 of RCN’s Current Report on Form 8-K filed on November 13, 2007).
10.19		Security Agreement, dated as of May 25, 2007, by and among RCN Corporation, certain subsidiaries of RCN Corporation, and Deutsche Bank Trust Company Americas, as First-Lien Collateral Agent (incorporated by reference to Exhibit 10.2 of RCN’s Current Report on Form 8-K filed on May 25, 2007).
10.20		Pledge Agreement, dated as of May 25, 2007, by and among RCN Corporation, certain subsidiaries of RCN Corporation, and Deutsche Bank Trust Company Americas, as First-Lien Collateral Agent (incorporated by reference to Exhibit 10.3 of RCN’s Current Report on Form 8-K filed on May 25, 2007).
10.21		Subsidiary Guaranty, dated as of May 25, 2007, by and among certain subsidiaries of RCN Corporation and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.4 of RCN’s Current Report on Form 8-K filed on May 25, 2007).
10	.22+	RCN Corporation 2005 Stock Compensation Plan, as amended effective December 29, 2009 (incorporated by reference to Exhibit 10.22 of RCN’s Annual Report on Form 10-K filed on March 9, 2010).
10	.23+	RCN Amended and Restated Change of Control Severance Plan dated July 3, 2008 (incorporated by reference to Exhibit 10.1 to RCN’s Quarterly Report on Form 10-Q filed on August 7, 2008).

Exhibit No.		Description

10	.24+	RCN Corporation 2009 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.24 of RCN’s Annual Report on Form 10-K filed on March 9, 2010).
10	.25+	Amended Form Non-Qualified Option Agreement (incorporated by reference to Exhibit 10.29 to RCN’s Amendment No. 1 to its Annual Report on Form 10-K as filed on April 10, 2006).
10	.26+	Amended Form Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.30 to RCN’s Amendment No. 1 to its Annual Report on Form 10-K as filed on April 10, 2006).
10	.27+	Form Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of RCN’s Current Report on Form 8-K, filed on January 6, 2006).
10	.28+	Amended Form Executive Restricted Stock Agreement (incorporated by reference to Exhibit 10.20 of RCN’s Annual Report on Form 10-K filed on March 15, 2007).
10	.29+	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of RCN’s Current Report on Form 8-K filed on February 7, 2008).
10	.30+	Form of Deferral Election Form (incorporated by reference to Exhibit 10.2 of RCN’s Current Report on Form 8-K filed on February 7, 2008).
10	.31+	Form of Executive Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.30 of RCN’s Amendment No. 1 to Form 10-K/A filed on March 26, 2008).
10	.32+	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 of RCN’s Quarterly Report on Form 10-Q filed on May 8, 2008).
10	.33+	Form of Restricted Stock Unit Award for Officer — RSU Deferral Election Form (incorporated by reference to Exhibit 10.2 of RCN’s Quarterly Report on Form 10-Q filed on May 8, 2008).
10	.34+	Amended and Restated Employment Agreement, effective as of December 21, 2007, by and between RCN Corporation and Peter D. Aquino (incorporated by reference to Exhibit 10.1 of RCN’s Current Report on Form 8-K filed on December 27, 2007).
10	.35+	Restricted Stock Unit Agreement effective as of August 20, 2009 by and between RCN Corporation and Peter D. Aquino (incorporated by reference to Exhibit 10.35 of RCN’s Annual Report on Form 10-K filed on March 9, 2010).
10	.36+	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.36 of RCN’s Annual Report on Form 10-K filed on March 9, 2010).
10	.37+	Form of Director Deferral Election Form (incorporated by reference to Exhibit 10.37 of RCN’s Annual Report on Form 10-K filed on March 9, 2010).
10	.38+	Form of Executive Officer Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.38 of RCN’s Annual Report on Form 10-K filed on March 9, 2010).
10	.39+	Employment Agreement effective as of September 28, 2009 by and between RCN Corporation and Jose A. Cecin, Jr. (incorporated by reference to Exhibit 10.1 of RCN’s Current Report on Form 8-K filed on October 1, 2009).
10	.40+	Employment Agreement effective as of September 28, 2009 by and between RCN Corporation and Michael T. Sicoli (incorporated by reference to Exhibit 10.2 of RCN’s Current Report on Form 8-K filed on October 1, 2009).
10	.41+	Restricted Stock Unit Agreement effective as of September 28, 2009 by and between RCN Corporation and Joe Cecin (incorporated by reference to Exhibit 10.41 of RCN’s Annual Report on Form 10-K filed on March 9, 2010).
21.1		Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 of RCN’s Annual Report on Form 10-K filed on March 9, 2010).
23.1		Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 of RCN’s Annual Report on Form 10-K filed on March 9, 2010).
23.2		Consent of Friedman LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.2 of RCN’s Annual Report on Form 10-K filed on March 9, 2010).

Exhibit No.		Description

31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 of RCN’s Annual Report on Form 10-K filed on March 9, 2010).
31.2		Certification of the Executive Vice President and Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 of RCN’s Annual Report on Form 10-K filed on March 9, 2010).
31	.3 (*)	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 promulgated under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31	.4 (*)	Certification of the Executive Vice President and Chief Financial officer pursuant to Rule 13a-14 and 15d-14 promulgated under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of RCN’s Annual Report on Form 10-K filed on March 9, 2010).
32.2		Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of RCN’s Annual Report on Form 10-K filed on March 9, 2010).

*	Document attached.

**	Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

+	Management compensatory plan or arrangement.

E-4