Form 10-Q
period 2010-03-31
RCN CORP /DE/
filed 2010-05-06
CIK 1041858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
The number of shares of the registrant’s common stock, par value of $0.01 per share, outstanding at May 3, 2010 was 35,303,906.

RCN CORPORATION AND SUBSIDIARIES
FORM 10-Q

Cautionary Statement Regarding Forward-Looking Statements
Certain of the statements contained in this Form 10-Q (“Report”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the current views of RCN Corporation (“RCN” or the “Company”) with respect to current events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” or similar words. These forward-looking statements may also use different phrases. From time to time, RCN also provides forward-looking statements in other materials RCN releases to the public or files with the Securities and Exchange Commission (“SEC”), as well as oral forward-looking statements. You should consult any further disclosures on related subjects in RCN’s Annual Reports on Form 10-K, Quarterly Reports of Form 10-Q and Current Reports on Form 8-K filed with the SEC.
While we believe the judgments we have made with respect to forward-looking statements are reasonable, you should understand that these statements are not guarantees of future performance or results and such forward-looking statements are and will be subject to many risks, uncertainties and factors, which may cause RCN’s actual results to be materially different from such forward-looking statements. Factors that could cause RCN’s actual results to differ materially from these forward-looking statements include, but are not limited to, the following:
•	our ability to operate in compliance with the terms of our financing facilities (particularly the financial covenants);
•	our ability to maintain adequate liquidity and produce sufficient cash flow to fund our capital expenditures and debt service;
•	our ability to attract and retain qualified management and other personnel;
•	our ability to maintain current price levels;
•	our ability to acquire new customers and retain existing customers;
•	changes in the competitive environment in which we operate, including the emergence of new competitors;
•	changes in government and regulatory policies;
•	deterioration in and uncertainty relating to economic conditions generally and, in particular, affecting the markets in which we operate;
•	pricing and availability of equipment and programming;
•	our ability to obtain regulatory approvals and to meet the requirements in our license agreements;
•	our ability to complete the proposed merger described herein;
•	our ability to complete acquisitions or divestitures and to integrate any business or operation acquired;
•	our ability to enter into strategic business relationships;
•	our ability to overcome significant operating losses;
•	our ability to expand our operating margins;
•	our ability to develop products and services and to penetrate existing and new markets;
•	technological developments and changes in the industry; and
•	the risks discussed in Part 1, Item 1A “Business-Risk Factors” in our Annual Report for the 2009 fiscal year, filed on March 9, 2010, or our “Annual Report”.
Statements in this Report and the exhibits to this Report should be evaluated in light of these important factors and you should not unduly rely on these forward-looking statements. RCN is not obligated to, and undertakes no obligation to publicly update any forward-looking statement due to actual results, changes in assumptions, new information or future events.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended
	March 31,
	2010	2009

Revenues	$190,103	$189,228
Costs and expenses:
Direct expenses	72,206	70,281
Selling, general and administrative (including stock-based compensation of $3,069 and $2,394)	67,983	69,060
Exit costs and restructuring charges	44	295
Depreciation and amortization	36,896	48,508

Operating income	$12,974	$1,084

Investment (expense) income	(13)	262
Interest expense	(9,728)	(10,978)
Other income, net	1,984	—

Income (loss) from continuing operations before income taxes	5,217	(9,632)
Income tax expense	297	—

Net income (loss)	$4,920	$(9,632)

Basic net income (loss) per share	$0.14	$(0.27)

Diluted net income (loss) per share	$0.14	$(0.27)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS

Current Assets:
Cash and cash equivalents	$51,904	$71,808
Short-term investments	39,984	15,135
Accounts receivable, net of allowance for doubtful accounts of $6,560 and $6,932	59,095	65,734
Prepayments and other current assets	17,410	14,727

Total current assets	168,393	167,404

Property, plant and equipment, net of accumulated depreciation of $873,901 and $839,998	646,289	654,678
Goodwill	15,479	15,479
Intangible assets, net of accumulated amortization of $85,543 and $84,720	105,341	106,164
Long-term restricted investments	10,890	11,666
Deferred charges and other assets	14,514	15,060

Total assets	$960,906	$970,451

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$61,403	$66,166
Accrued expenses and other liabilities	60,278	70,263
Current portion of long-term debt and capital lease obligations	25,760	25,947

Total current liabilities	147,441	162,376

Long-term debt and capital lease obligations, net of current maturities	707,653	709,308
Other long-term liabilities	92,853	90,633

Total liabilities	947,947	962,317

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 35,749,092 and 35,616,512 shares issued and outstanding	357	356
Additional paid-in capital	457,764	454,215
Treasury stock, 453,313 and 404,339 shares at cost	(6,971)	(6,366)
Accumulated deficit	(398,117)	(403,037)
Accumulated other comprehensive loss	(40,074)	(37,034)

Total stockholders’ equity	12,959	8,134

Total liabilities and stockholders’ equity	$960,906	$970,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the three months ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$4,920	$(9,632)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Non-cash stock-based compensation	3,069	2,394
Depreciation and amortization	36,896	48,508
Other, net	713	241
Net change in certain assets and liabilities	(4,580)	(11,701)

Net cash provided by operating activities	41,018	29,810

Cash flows from investing activities:
Additions to property, plant and equipment	(35,036)	(22,503)
Increase in short-term investments	(24,864)	(70)
Proceeds from sale of assets	687	454
Decrease in restricted investments	776	3,686

Net cash used in investing activities	(58,437)	(18,433)

Cash flows from financing activities:
Payments of long-term debt, including capital leases	(1,842)	(1,836)
Dividend payments	(476)	(641)
Cost of common shares repurchased	(605)	(1,549)
Proceeds from the exercise of stock options	438	—

Net cash used in financing activities	(2,485)	(4,026)

Net (decrease) increase in cash and cash equivalents	(19,904)	7,351
Cash and cash equivalents at beginning of the period	71,808	10,778

Cash and cash equivalents at end of the period	$51,904	$18,129

Supplemental disclosures of cash flow information
During the three months ended March 31, 2010 and 2009, cash paid for interest totaled $9.2 million and $10.5 million, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
1. ORGANIZATION AND BASIS OF PRESENTATION
RCN Corporation (“RCN” or the “Company”) is a competitive broadband services provider, delivering all-digital and high-definition video, high-speed internet and premium voice services to Residential and Small and Medium Business (“SMB”) customers under the brand names of RCN and RCN Business Services, respectively. In addition, the Company’s RCN Metro Optical Networks business unit (“RCN Metro”) delivers fiber-based high-capacity data transport services to large commercial customers, primarily large enterprises and carriers, targeting the metropolitan central business districts in RCN’s geographic markets. The Company constructs and operates its own networks, and our primary service areas include: Washington, D.C., Philadelphia, Lehigh Valley (PA), New York City, Boston and Chicago.
The Company has two principal business segments (i) Residential/SMB and (ii) RCN Metro. For financial and other information about the Company’s segments, refer to Note 13.
As previously reported by RCN in the Form 8-K filed on March 5, 2010 with the Securities and Exchange Commission (the “SEC”), RCN entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Yankee Cable Acquisition, LLC (“Cable Buyer”), Yankee Metro Parent, Inc. (“Metro Parent”) and Yankee Metro Merger Sub, Inc. (“Merger Sub”) on March 5, 2010, pursuant to which those entities agreed to acquire RCN for total consideration of approximately $1.2 billion, including the assumption of debt. Cable Buyer, Metro Parent and Merger Sub are controlled by a private equity fund associated with ABRY Partners, LLC. The transaction is expected to be completed in the second half of 2010, subject to receipt of stockholder approval, regulatory approvals, including the receipt of required consents and approvals of the Federal Communications Commission, as well as satisfaction of other customary closing conditions. The transaction is not subject to any financing condition. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is attached as Exhibit 2.1 hereto, and is incorporated into this report by reference.
RCN has scheduled a special meeting of stockholders for May 19, 2010 at 10:00 a.m. (Eastern Standard Time) at which RCN stockholders will be asked to consider and vote on a proposal to adopt the Merger Agreement and to approve the transactions contemplated thereby. On April 21, 2010, RCN filed with the SEC, and mailed to its stockholders of record, a definitive proxy statement on Schedule 14A (the “Definitive Proxy Statement”) relating to the solicitation of proxies by the RCN Board of Directors in favor of a proposal to adopt the Merger Agreement and to approve the transactions contemplated thereby at the special meeting.
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with rules and regulations of the SEC for quarterly reports on Form 10-Q (the “Report”). Accordingly, some information and footnote disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements have been condensed or omitted. The consolidated financial statements include the accounts of RCN and its consolidated subsidiaries. All intercompany transactions and balances among consolidated entities have been eliminated.
In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 9, 2010 (the “Annual Report”).
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
For a more complete discussion of the Company’s accounting policies, refer to our annual financial statements and the notes thereto included in the Annual Report.
Use of Estimates and Assumptions
The preparation of consolidated financial statements in accordance with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management periodically assesses the accuracy of these estimates and assumptions. Actual results could differ from those estimates. Estimates are used when accounting for various items, including but not limited to allowances for doubtful accounts; investments; derivative financial instruments; asset impairments; certain acquisition-related liabilities; programming related liabilities; revenue recognition; depreciation and amortization; income taxes; exit and restructuring costs; and legal and other contingencies. Estimates and assumptions are also used when determining the allocation of the purchase price in a business combination to the fair value of assets and liabilities and determining related useful lives.
Revisions and Reclassifications
During 2009, the Company reclassified amounts for gain/loss on disposal of assets into operating loss. As a result, depreciation and amortization expense and other income, net decreased by $0.2 million for the three months ended March 31, 2009.

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
Sales of Multiple Products or Services
When the Company enters into sales contracts for the sale of multiple products or services, the Company evaluates whether it has fair value evidence for each deliverable in the transaction. If the Company has fair value evidence for each deliverable in the transaction, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition accounting policies. For example, the Company sells video, high-speed data and voice services to subscribers in a bundled package at a rate lower than if the subscriber purchases each product on an individual basis. Subscription revenues received from such subscribers are allocated to each product in a pro-rata manner based on the fair value of each of the respective services.
Concentration and Monitoring of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, restricted investments, accounts receivable, interest rate swap agreements, and undrawn revolving line of credit commitments.
The Company invests its cash and cash equivalents and short-term investments in accordance with the terms and conditions of its First-Lien Credit Agreement, which seeks to ensure both liquidity and safety of principal. The Company’s policy limits investments to instruments issued by the U.S. government and commercial institutions with strong investment grade credit ratings, and places restrictions on the length of maturity. The Company monitors the third-party depository institutions that hold its cash and cash equivalents, and short-term investments. As of March 31, 2010, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or non-government guaranteed mortgage backed securities.
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
Goodwill and Intangible Assets
Goodwill represents the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. In accordance with the provisions of FASB ASC Topic 350 Intangibles — Goodwill and Other (“ASC Topic 350”), goodwill is not amortized but is tested for impairment on an annual basis or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill at March 31, 2010 and December 31, 2009 totaled $15.5 million. The Company conducted an annual impairment test of its goodwill during the fourth quarter of 2009. The Company used an income-based approach and discounted the cash flows attributable to the RCN Metro reporting unit to estimate its fair value. Several estimates were incorporated into this analysis, including projected net monthly installed revenue, related operating and capital spending projections, cost of capital and estimated terminal value. In addition, comparative market multiples were used to corroborate discounted cash flow results. The impairment test indicated that the goodwill was not impaired.

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
In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which amends the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate the consideration received. This ASU is effective for fiscal years beginning on or after June 15, 2010, which is January 1, 2011 for the Company. This ASU is effective prospectively for revenue arrangements entered into or materially modified after January 1, 2011. The Company is currently evaluating the impact that this new accounting guidance will have on its consolidated financial statements.

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The Company has two primary components of other comprehensive income (loss): changes in the fair value of interest rate swaps, and unrealized appreciation (depreciation) on investments. The following table reflects the components of accumulated other comprehensive loss (dollars in thousands):

	March 31,	December 31,
	2010	2009

Fair value of interest rate swaps	$(40,074)	$(37,018)
Unrealized depreciation on investments	—	(16)

Accumulated other comprehensive loss	(40,074)	(37,034)

4. EXIT COSTS AND RESTRUCTURING CHARGES
Total exit costs and restructuring charges for the three months ended March 31, 2010 and March 31, 2009 were comprised of the following (dollars in thousands):

	Three months ended March 31,
	2010	2009
Exit costs for excess facilities	$—	$2
Severance and retention	44	293

Total	$44	$295

The following table presents the activity in the lease fair value and exit cost liability accounts for the three months ended March 31, 2010 (dollars in thousands):

		Exit Costs and
	Lease Fair	Restructuring
	Value	Charges	Total
Balance, December 31, 2008	$2,691	$5,713	$8,404
Additional accrued costs	—	575	575
Amortization	(621)	(1,351)	(1,972)
Adjustments / Payments	—	(1,187)	(1,187)

Balance, December 31, 2009	2,070	3,750	5,820
Additional accrued costs	—	44	44
Amortization	(141)	(416)	(557)
Payments	—	(44)	(44)

Balance, March 31, 2010	1,929	3,334	5,263
Less: current portion	513	1,543	2,056

Long-term portion March 31, 2010	$1,416	$1,791	$3,207

The current portion of these liabilities is included in accrued expenses and other liabilities on the condensed consolidated balance sheets and the long-term portion is included in other long-term liabilities.
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

The Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis are summarized below (dollars in thousands):

	March 31, 2010
	Level 1	Level 2	Level 3	Total

Assets:

Cash and cash equivalents	$51,904	$—	$—	$51,904
Short-term investments	39,984	—	—	39,984
Restricted investments	10,890	—	—	10,890

Total financial assets	$102,778	$—	$—	$102,778

Liabilities:

Interest rate swap agreements	$—	$40,074	$—	$40,074

Total financial liabilities	$—	$40,074	$—	$40,074

For the interest rate swap agreements, fair value is calculated using standard industry models based on significant observable market inputs such as swap rates, interest rates, and implied volatilities obtained from the counterparties to the swap agreements. The Company performs an independent evaluation to validate the reasonableness of the fair value obtained.
Pursuant to the authoritative guidance which requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value, the Company’s term loan borrowings under the First-Lien Credit Agreement have a fair value of $695.4 million as of March 31, 2010, as determined based on the bid and ask quotes for the related debt.
The carrying values of accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values due to their short maturity.
6. PROPERTY, PLANT AND EQUIPMENT
The significant components of property, plant and equipment, as well as average estimated lives, are as follows at March 31, 2010 and December 31, 2009 (dollars in thousands):

		March 31,	December 31,
	Useful Life	2010	2009

Telecommunications plant	5-22.5 years	$1,136,803	$1,118,512
Indefeasible rights of use	5-15 years	139,806	139,757
Computer equipment	3-5 years	70,224	68,024
Buildings, leasehold improvements and land	0-30 years	91,766	91,462
Furniture, fixtures and vehicles	3-10 years	30,530	28,270
Construction materials and other	3-10 years	51,061	48,651

Total property, plant and equipment		1,520,190	1,494,676
Less: accumulated depreciation		(873,901)	(839,998)

Property, plant and equipment, net		$646,289	$654,678

Depreciation is recorded using the straight-line method over the estimated useful lives of the various classes of depreciable assets. Leasehold improvements are amortized over the lesser of the life of the lease or its estimated useful life. Depreciation expense was $36.1 million and $46.9 million for the three months ended March 31, 2010 and 2009, respectively.

7. INTANGIBLE ASSETS AND GOODWILL
Intangible assets and goodwill at March 31, 2010 and December 31, 2009 are as follows (dollars in thousands):

		March 31, 2010		December 31, 2009
		Gross		Gross
		Carrying	Accumulated	Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer relationships	4-10 years	$88,072	$(71,480)	$88,072	$(70,676)
Trademarks/tradenames	5 years	13,573	(13,573)	13,573	(13,573)
Software	3 years	540	(490)	540	(471)

Subtotal		$102,185	$(85,543)	$102,185	$(84,720)
Indefinite-lived intangible assets:
Franchise rights	Indefinite	54,842	—	54,842	—
Rights-of-way	Indefinite	33,857	—	33,857	—

Total intangible assets		$190,884	$(85,543)	$190,884	$(84,720)

Goodwill	Indefinite	$15,479	$—	$15,479	$—

Amortization expense was $0.8 million and $1.6 million for the three months ended March 31, 2010 and March 31, 2009, respectively.
8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt at March 31, 2010 and December 31, 2009 consisted of the following (dollars in thousands):

	March 31,	December 31,
	2010	2009
First-lien term loan	$700,687	$702,489
Revolving line of credit	30,000	30,000
Capital leases	2,726	2,766

Total	733,413	735,255
Due within one year (1)	25,760	25,947

Total long-term debt	$707,653	$709,308

(1)	In addition to scheduled mandatory repayments under the First-Lien Credit Agreement, the Company is also required to repay 50% of Excess Cash Flow (as defined in the First-Lien Credit Agreement) if the Company’s Total Leverage Ratio for the period is greater than 3.00:1 at December 31, 2009. Pursuant to this Excess Cash Flow provision, the Company paid $18.6 million in April 2010, related to the year ended December 31, 2009.
The following is a description of the Company’s debt and the significant terms contained in the related agreements.
First-Lien Credit Agreement
The Company’s credit agreement with Deutsche Bank, as Administrative Agent, and certain syndicated lenders (“First-Lien Credit Agreement”) provides for term loans to the Company in the aggregate principal amount of $720 million, and a $75 million revolving line of credit, all of which can be used as collateral for letters of credit. Approximately $37.3 million of the revolving line of credit is currently utilized for outstanding letters of credit relating to the Company’s surety bonds, real estate lease obligations, right-of-way obligations, and license and permit obligations. As of March 31, 2010, the Company had drawn an additional $30 million under the revolving line of credit and had $7.7 million of available borrowing capacity remaining. The obligations of the Company under the First-Lien Credit Agreement are guaranteed by all of its operating subsidiaries and are collateralized by substantially all of the Company’s assets.

The term loan bears interest at the Administrative Agent’s prime lending rate plus an applicable margin or at the Eurodollar rate plus an applicable margin, based on the type of borrowing elected by the Company. The effective rate on outstanding debt was 4.9% at March 31, 2010 and December 31, 2009, including the effect of the interest rate swaps discussed in Note 9.
The First-Lien Credit Agreement requires the Company to maintain a Secured Leverage Ratio not to exceed 4.00:1 through December 30, 2010. On December 31, 2010, the maximum permitted Secured Leverage Ratio declines to 3.50:1, then declines to 3.25:1 on December 31, 2011, and then declines to 3.00:1 on December 31, 2012 where it remains until maturity in May 2014. The First-Lien Credit Agreement also contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, create liens on their assets, make particular types of investments or other restricted payments, engage in transactions with affiliates, acquire assets, utilize proceeds from asset sales for purposes other than debt reduction (except for limited exceptions for reinvestment in the business), merge or consolidate or sell substantially all of the Company’s assets.
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
These interest rate swap agreements qualify for hedge accounting because the swap terms match the critical terms of the hedged debt. The Company has assessed, on a quarterly basis, that the swap agreements are completely effective based on criteria listed in the authoritative guidance pertaining to cash flow derivative instruments that are interest rate swaps. Accordingly, these agreements had no net effect on the Company’s results of operations for the three months ended March 31, 2010 and March 31, 2009. The Company uses derivative instruments as risk management tools and not for trading purposes. As of March 31, 2010, the notional amount of these swap agreements was $334.3 million.

At March 31, 2010 and December 31, 2009, the fair value of the interest rate swap agreements was $40.1 million and $37.0 million liability positions, respectively. All of these interest rate swap agreements are designated as cash flow hedges under FASB ASC Topic 815 Derivatives and Hedging (“ASC Topic 815”). These liabilities are reported in other long-term liabilities on the Company’s condensed consolidated balance sheets. Expense associated with the derivatives, which is classified as interest expense on the Company’s condensed consolidated statements of income, was $4.2 million and $3.3 million for the three months ended March 31, 2010 and March 31, 2009, respectively.

10. STOCKHOLDERS’ EQUITY AND STOCK PLANS
Income (Loss) Per Share
Basic earnings per share (“EPS”) is computed by dividing the income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.
The computation of weighted average shares outstanding for the diluted EPS calculation includes the number of additional shares of common stock that would be outstanding if all potentially dilutive common stock equivalents would have been issued. For the three months ended March 31, 2009, the Company incurred losses and accordingly, all potential common stock equivalents would have been anti-dilutive so the average weighted common shares for the basic EPS computation is equal to the weighted average common shares used for the diluted EPS computation.
The following table shows the Company’s EPS (basic and diluted) for the three months ended March 31, 2010 (dollars in thousands, except shares and per share amounts):

	March 31,	March 31,
	2010	2009

Net income (loss) available to common shares	$4,920	$(9,632)

Weighted average shares outstanding — basic	35,234,944	36,288,419

Effect of dilutive shares:
Stock options	39,012	—
Restricted stock	797,278	—

Weighted average shares outstanding — diluted	36,071,234	36,288,419

Earnings (loss) per share — basic	$0.14	$(0.27)

Earnings (loss) per share — diluted	$0.14	$(0.27)

The following table shows the securities outstanding at March 31, 2010 and March 31, 2009 that could potentially dilute basic EPS in the future and the number of shares of common stock represented by, or underlying, such securities:

	March 31,	March 31,
	2010	2009
Options	2,356,509	3,643,487
Warrants	8,018,276	8,018,276
Unvested restricted stock awards	—	70,731
Unvested restricted stock units	2,131,197	537,881

Total	12,505,982	12,270,375

Common Stock and Dividends
At March 31, 2010 and December 31, 2009, warrants to purchase 1.50478 shares of common stock (an aggregate of 8,018,276 shares) at a price per share of $16.72 were outstanding. These warrants expire on June 21, 2012.
Stock Repurchase Program
During 2007, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. To date, the Company has repurchased approximately 2.6 million shares. All of these shares were retired. As of March 31, 2010, approximately $6.3 million remains authorized for repurchases under the stock repurchase program. No shares were repurchased during the three months ended March 31, 2010. A total of 309,400 shares were repurchased for $1.2 million during the three months ended March 31, 2009.

Stock-Based Compensation
RCN’s 2005 Stock Compensation Plan (the “Stock Plan”) currently allows for the issuance of up to 8,327,799 shares of the Company’s stock in the form of stock options, restricted stock and restricted stock units to directors, officers and employees. As of March 31, 2010, there were approximately 1.5 million shares remaining available for grant under the Stock Plan.
The Company recognizes compensation expense for stock-based compensation issued to or purchased by employees, net of estimated forfeitures, using a fair value method. When estimating forfeitures, the Company considers voluntary termination behavior as well as actual option forfeitures. Any adjustments to the forfeiture rate result in a cumulative adjustment to compensation cost in the period the estimate is revised. Compensation expense is recorded for performance-based stock options, restricted stock awards (“RSAs”), and restricted stock units (“RSUs”) based on the Company’s projected performance relative to the performance goals established by the Board of Directors.
Compensation expense recognized related to restricted stock awards, restricted stock units and stock option awards are summarized in the table below (dollars in thousands):

	Three months ended
	March 31,
	2010	2009
Restricted stock awards	$299	$595
Restricted stock units	2,344	642
Stock options	426	1,157

Total stock-based compensation expense	$3,069	$2,394

As of March 31, 2010, total unamortized stock-based compensation expense related to stock options, restricted stock, and restricted stock units totaled $16.5 million. The unamortized expense of $16.5 million will be recognized through the third quarter of 2012. The Company expects to recognize approximately $7.2 million for the remainder of 2010, as well as, $6.6 million, and $2.7 million in compensation expense in the years ended December 31, 2011, and December 31, 2012, respectively, based on outstanding grants under the Stock Plan as of March 31, 2010.
Stock Options
Stock options may be granted as either non-qualified stock options or incentive stock options.
On June 2, 2009, RCN obtained stockholder approval for a stock option exchange program (the “Program”) that permitted all of the then current employees of RCN, except for the chief executive officer, to exchange outstanding options issued under the Stock Plan for a lesser number of new options with lower exercise prices. Under the Program, the exchange ratios were designed to result in a fair value of the replacement options to be granted to be approximately equal to the fair value of the options that were surrendered. The Program started on July 16, 2009 and ended on August 12, 2009. Pursuant to the Program, RCN accepted for cancellation options to purchase 1,179,651 shares of the Company’s common stock in exchange for new options to purchase 383,975 shares of the Company’s common stock. The per share exercise price of the new options is $9.05, which was the closing price of RCN’s common stock as quoted on the NASDAQ Global Select Market on August 12, 2009.
The following table summarizes the Company’s option activity during the three months ended March 31, 2010 and March 31, 2009:

		2010			2009
			Weighted
		Weighted	average	Aggregate		Weighted
		Average	remaining	intrinsic		Average
	Number	Exercise	contractual life	value	Number of	Exercise
	of Shares	Price	(in years)	(in millions)	Shares	Price
Awards Outstanding at January 1	2,560,774	$12.35			4,057,561	$13.94
Granted	—	—			—	—
Exercised	(36,008)	12.17			—	—
Forfeitures	(168,257)	13.28			(414,074)	17.39

Awards Outstanding at March 31	2,356,509	$12.29	3.86	$6.8	3,643,487	$13.54

Awards Exercisable at March 31	1,514,515	$13.35	2.91	$2.9	2,422,182	$14.32

The intrinsic value in the awards outstanding totaled $6.8 million at March 31, 2010. There were 36,008 options exercised during the three months ended March 31, 2010. The intrinsic value of the awards exercisable at March 31, 2010 was $2.9 million. Cash received from stock options exercised during the three months ended March 31, 2010 was $0.4 million. There were no options exercised during the three months ended March 31, 2009. There was no intrinsic value in the awards outstanding and the awards exercisable at March 31, 2009.
The following table summarizes additional information regarding outstanding and exercisable options at March 31, 2010:

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
Exercise price	Number	remaining	Average		Average
of	outstanding	contractual	Exercise Price	As of	Exercise Price
options	at 3/31/2010	life (years)	per Option	3/31/2010	per Option

$9.05	372,977	6.37	$9.05	—	$9.05
$11.22	750,413	4.95	$11.22	312,441	$11.22
$12.36	213,321	2.15	$12.36	213,321	$12.36
$13.79	772,681	2.15	$13.79	772,681	$13.79
$14.29	69,998	2.66	$14.29	69,998	$14.29
$14.39	93,316	4.42	$14.39	62,271	$14.39
$17.42	58,027	3.18	$17.42	58,027	$17.42
$19.78	25,776	3.68	$19.78	25,776	$19.78

$9.05 – $19.78	2,356,509	3.86	$12.29	1,514,515	$13.35

Unamortized stock-based compensation expense for stock option awards at March 31, 2010 totaled $2.1 million and will be amortized through the third quarter of 2012.
Restricted Stock Awards
RSAs generally entitle employees or non-employee directors to receive at the end of each vesting period one share of common stock for each RSA granted, conditioned on continued employment or service as a director throughout each annual vesting period. The fair value of each RSA granted is equal to the market price of the Company’s stock at the date of grant.
The following table summarizes the Company’s RSA activity during the three months ended March 31, 2010 and March 31, 2009:

	2010		2009
		Weighted		Weighted
		average		average
	Number	fair value	Number	fair value
	of Shares	per share	of Shares	per share
Nonvested, December 31	51,672	$27.35	162,128	$27.57
Granted	—	—	—	—
Vested	(51,052)	27.35	(85,418)	27.10
Forfeited	(620)	27.35	(5,979)	27.99

Nonvested, March 31	—	$—	70,731	$28.09

There is no unamortized stock-based compensation expense at March 31, 2010 for RSA grants.

Restricted Stock Units
Beginning in 2008, the Company issued stock-based compensation to employees in the form of RSUs, which are grants of a contractual right to receive future value delivered in the form of RCN common stock. These awards generally entitle employees or non-employee directors to receive at the end of each vesting period one share of common stock for each RSU granted, conditioned on continued employment or service as a director throughout each annual vesting period.
The following table summarizes the Company’s RSU activity during the three months ended March 31, 2010 and March 31, 2009:

	2010		2009
		Weighted		Weighted
		average		average
	Number	fair value	Number	fair value
	of Shares	per share	of Shares	per share
Nonvested, January 1	2,274,391	$9.50	653,923	$11.13
Granted	—	—	87,534	4.13
Vested	(97,192)	10.29	(153,948)	11.22
Forfeited	(46,002)	9.49	(49,628)	9.74

Nonvested, March 31	2,131,197	$9.46	537,881	$10.09

Unamortized stock-based compensation expense for RSU grants at March 31, 2010 totaled $14.4 million and will be amortized through the third quarter of 2012.
11. INCOME TAXES
For the three months ended March 31, 2010 and March 31, 2009, the Company’s provision for income taxes was $0.3 million and $0, respectively. The Company’s provision for income taxes for the three months ended March 31, 2010 is a result of new consolidated filing requirements and limitations on utilization of net operating loss carryovers in certain states where the Company operates. At March 31, 2010 and December 31, 2009, the Company’s net deferred tax liability was $36.9 million. The net deferred tax liability is included in other long-term liabilities on the condensed consolidated balance sheets.
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
With few exceptions, periods ending after December 31, 2005 are subject to U.S., state and local income tax examinations by tax authorities.
12. COMMITMENTS AND CONTINGENCIES
Rent Expense
Total rental expense (net of sublease income of $0.3 million and $0.4 million for the three months ended March 31, 2010 and March 31, 2009, respectively) primarily for facilities, was $4.2 million and $4.3 million for the three months ended March 31, 2010 and March 31, 2009, respectively.
Letters of Credit
The Company had outstanding letters of credit in an aggregate face amount of $37.3 million as of March 31, 2010. These letters of credit utilize approximately 50% of the Company’s $75 million revolving line of credit as collateral.
Guarantees
The Company is a guarantor on three leases for buildings that were used in the former San Francisco, California operations totaling $10.3 million at March 31, 2010.
Self Insurance
The Company is self-insured on its largest employee medical plan, which covers approximately 56% of its employees, and for its casualty insurance coverage (subject to certain limitations). The liabilities are established on an actuarial basis, with the advice of consulting actuaries, and totaled $4.5 million and $4.9 million at March 31, 2010 and December 31, 2009, respectively. The liability is included in accrued expenses and other liabilities on the condensed consolidated balance sheets.

Legal Proceedings
As previously disclosed in our Definitive Proxy Statement, on March 8, 2010 and March 11, 2010, class action complaints were filed in the Court of Chancery in the State of Delaware and the United States District Court for the Eastern District of Virginia, respectively, on behalf of putative classes of RCN stockholders and naming RCN, all of the members of our Board of Directors, Cable Buyer, Metro Parent, Merger Sub and, in the case of the Delaware complaint, ABRY, as defendants. On April 1, 2010, the Delaware plaintiff filed an amended class action complaint in the Delaware Court of Chancery under the caption Murphy v. Levine, et al., Civil Action No. 5320-VCS (the “Delaware Action”), and on April 12, 2010, the Virginia plaintiff filed an amended class action complaint in the U.S. District Court for the Eastern District of Virginia under the caption Cohen v. Hillman, et al., Case No. 1:10cv237 (LMB/TCB) (the “Virginia Action”). The plaintiffs allege that, in connection with their approval of the Merger Agreement and the preparation of the preliminary proxy statement on Schedule 14A filed by RCN with the SEC on March 29, 2010, the members of our Board breached their fiduciary duties and, in the case of the Virginia Action, violated certain federal securities laws. The plaintiffs further allege that Cable Buyer, Metro Parent, Merger Sub and, in the case of the Delaware Action, ABRY, aided and abetted the members of our Board in the alleged breaches of their fiduciary duties.
The plaintiffs seek a determination that the respective lawsuits are proper class actions and that the plaintiffs are proper class representatives; orders preliminarily and permanently enjoining the consummation of the transactions contemplated by the Merger Agreement; orders rescinding or invalidating such transactions or awarding rescissory damages if consummated; orders directing the members of our Board to exercise their duties to obtain a transaction that is in the best interests of RCN stockholders and to make disclosure of all material information to stockholders; orders imposing a constructive trust, in favor of the plaintiff and the putative classes of RCN stockholders, upon any benefits improperly received by members of our Board and ABRY, Cable Buyer, Metro Parent and Merger Sub as a result of their allegedly wrongful conduct; an accounting for all damages that the putative classes of RCN stockholders may sustain as a result of such allegedly wrongful conduct; an accounting for all the profits and special benefits obtained as a result of such allegedly wrongful conduct; an award of the costs of the lawsuit, including reasonable attorneys’ and experts’ fees and other costs; in the case of the Virginia Action, an order that the proxy statement is materially misleading and contains material omissions in violation of certain federal securities laws; and such other relief as the applicable courts may find just and proper.
On April 23, 2010, RCN, the members of our Board, Cable Buyer, Metro Parent, Merger Sub and ABRY entered into a memorandum of understanding (the “MOU”) with the plaintiff in the Delaware Action reflecting an agreement in principle to settle the Delaware Action based upon the inclusion in our Definitive Proxy Statement of certain additional disclosures that had been requested by the plaintiff in the Delaware Action. In contemplation of a potential settlement, RCN included these additional disclosures in its Definitive Proxy Statement filed with the SEC, and mailed to RCN stockholders of record, on April 21, 2010. RCN, the members of our Board, Cable Buyer, Metro Parent, Merger Sub and ABRY each have denied, and continue to deny, that they have committed or aided and abetted in the commission of any violation of law or engaged in any of the wrongful acts alleged in the Delaware Action, and maintain that they have diligently and scrupulously complied with their fiduciary, disclosure and other legal duties. RCN, the members of our Board, Cable Buyer, Metro Parent, Merger Sub and ABRY believe that the Delaware Action is without merit, and they have entered into the MOU solely to avoid the risk of delaying the transactions contemplated by the Merger Agreement and to minimize the expense of litigation. The MOU is subject to customary conditions, including completion of appropriate settlement documentation, completion of confirmatory discovery to confirm the fairness of the settlement and approval by the Delaware Court of Chancery.
If the settlement contemplated by the MOU is consummated, the Delaware Action will be dismissed with prejudice and the defendants and other released persons will receive from or on behalf of all persons and entities who held RCN common stock at any time from March 5, 2010 through the date of consummation of the transactions contemplated by the Merger Agreement a release of all claims relating to the Merger Agreement and the transactions contemplated thereby and the disclosure made in connection therewith (including the claims asserted in the Virginia Action described above). Members of the purported plaintiff class will be sent notice of the proposed settlement, and a hearing before the Delaware Court of Chancery will be scheduled regarding, among other things, approval of the proposed settlement and any application by plaintiffs’ counsel for an award of attorneys’ fees and expenses. Neither the MOU nor the proposed settlement would affect the amount of the merger consideration that RCN stockholders would be entitled to receive if the transactions contemplated by the Merger Agreement are consummated. Notwithstanding the foregoing, there can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Delaware Court of Chancery will approve a settlement even if the parties enter into such a stipulation.
On April 30, 2010, the United States District Court for the Eastern District of Virginia granted our motion to stay the Virginia Action and denied the Virginia plaintiff’s motions for a preliminary injunction and expedited proceedings. We intend to continue to defend the Virginia Action vigorously.
The Company is party to various other legal proceedings that arise in the normal course of business. In the opinion of management, none of these proceedings, individually or in the aggregate, are likely to have a material adverse effect on the consolidated financial position or consolidated results of operations or cash flows of the Company.

13. FINANCIAL DATA BY BUSINESS SEGMENT
The Company’s reportable segments consist of (i) the Residential/SMB business units, and (ii) the RCN Metro business unit. In evaluating the profitability of these segments, the components of net income (loss) below operating income (loss) before depreciation and amortization, stock-based compensation and any exit costs or restructuring charges are not separately evaluated by the Company’s management. Assets are not allocated to segments for management reporting. Financial data by business segment is as follows (dollars in thousands):

	For the three months ended March 31,
	2010	2009

Net Operating Revenues: (1)
Residential/SMB (1)	$140,889	$143,711
RCN Metro (1)	49,214	45,517

Total	$190,103	$189,228

Operating Expenses: (2)
Residential/SMB (2)	$134,812	$147,746
RCN Metro (2)	42,317	40,398

Total	$177,129	$188,144

Operating Income before Depreciation and Amortization, Stock-Based Compensation, and Exit Costs and Restructuring Charges:
Residential/SMB	$36,316	$37,801
RCN Metro	16,667	14,480

Total	$52,983	$52,281

Stock-Based Compensation:
Residential/SMB	$2,255	$1,809
RCN Metro	814	585

Total	$3,069	$2,394

Depreciation and Amortization:
Residential/SMB	$27,940	$39,632
RCN Metro	8,956	8,876

Total	$36,896	$48,508

Exit Costs and Restructuring Charges:
Residential/SMB	$44	$395
RCN Metro	—	(100)

Total	$44	$295

Operating Income (Loss):
Residential/SMB	$6,077	$(4,035)
RCN Metro	6,897	5,119

Total	$12,974	$1,084

Additions to Property, Plant and Equipment:
Residential/SMB	$22,550	$14,754
RCN Metro	12,486	7,749

Total	$35,036	$22,503

(1)	All revenues reported for the individual segments are from external customers.

(2)	Operating expenses include stock-based compensation expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2010 contained in this Quarterly Report on Form 10-Q (the “Report”), and with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC” or the “Commission”) on March 9, 2010.
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
Our RCN and RCN Business Services network passes approximately 1.4 million marketable homes and businesses, and we currently have licenses to provide video services to over 5 million licensed homes and businesses in our footprint. We serve approximately 426,000 residential and SMB customers.
RCN Metro also has numerous points of presence (“POPs”) in other key cities from Richmond, Virginia to Portland, Maine. RCN Metro currently enters approximately 1,500 locations through our own diverse fiber facilities, providing connectivity to private networks, as well as telecommunications carrier meet points, and local exchange central offices owned and operated by other carriers. Our RCN Metro fiber routes now exceed 10,000 route miles, with hundreds of additional commercial buildings on or near our network. We also have over 335,000 fiber strand miles, which highlights the fact that many of our metro and intercity rings are fiber-rich.
The Company has two principal business segments (i) Residential/SMB and (ii) RCN Metro. There is substantial managerial, network, operational support and product overlap between the Residential and SMB businesses and, as a result, we report these two businesses as one segment. For financial and other information about our segments, refer to Item 1, Note 13 to our condensed consolidated financial statements included in this Report and the discussion below. All of the Company’s operations are in the United States. Our Residential/SMB segment generates approximately 74% of our consolidated revenues and the RCN Metro segment generates approximately 26%.
The condensed consolidated financial statements include the accounts of RCN and its consolidated subsidiaries. All intercompany transactions and balances among consolidated entities have been eliminated.
Merger Agreement
As previously reported by RCN in the Form 8-K filed on March 5, 2010 with the SEC, RCN entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Yankee Cable Acquisition, LLC (“Cable Buyer”), Yankee Metro Parent, Inc. (“Metro Parent”) and Yankee Metro Merger Sub, Inc. (“Merger Sub”) on March 5, 2010, pursuant to which those entities agreed to acquire RCN for total consideration of approximately $1.2 billion, including the assumption of debt. Cable Buyer, Metro Parent and Merger Sub are controlled by a private equity fund associated with ABRY Partners, LLC. The transaction is expected to be completed in the second half of 2010, subject to receipt of stockholder approval, regulatory approvals, including the receipt of required consents and approvals of the Federal Communications Commission, as well as satisfaction of other customary closing conditions. The transaction is not subject to any financing condition. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is attached as Exhibit 2.1 hereto, and is incorporated into this report by reference.
RCN has scheduled a special meeting of stockholders for May 19, 2010 at 10:00 a.m. (Eastern Standard Time) at which RCN stockholders will be asked to consider and vote on a proposal to adopt the Merger Agreement and to approve the transactions contemplated thereby. On April 21, 2010, RCN filed with the SEC, and mailed to its stockholders of record, a definitive proxy statement on Schedule 14A (the “Definitive Proxy Statement”) relating to the solicitation of proxies by the RCN Board of Directors in favor of a proposal to adopt the Merger Agreement and to approve the transactions contemplated thereby at the special meeting.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)
(Unaudited)

	For the three months ended
	March 31,
	2010	2009

Revenues	$190,103	$189,228
Costs and expenses:
Direct expenses	72,206	70,281
Selling, general and administrative (including stock-based compensation of $3,069 and $2,394)	67,983	69,060
Exit costs and restructuring charges	44	295
Depreciation and amortization	36,896	48,508

Operating income	12,974	1,084

Investment (expense) income	(13)	262
Interest expense	(9,728)	(10,978)
Other income, net	1,984	—

	5,217	(9,632)
Income tax expense	297	—

Net income (loss)	$4,920	$(9,632)

Consolidated Operating Results
Consolidated Revenues
Consolidated revenue increased $0.9 million, or 0.5%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to higher transport revenue in the RCN Metro segment partially offset by decreases in voice and data revenue in the Residential/SMB segment.
Consolidated Direct Expenses
Consolidated direct expenses increased $1.9 million, or 2.7%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 due primarily to added costs associated with the increase in revenue in the RCN Metro segment as well as an increase in the average programming cost per subscriber in the Residential/SMB segment.
Consolidated Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses (“SG&A”) decreased $1.1 million, or 1.6%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. SG&A costs for the three months ended March 31, 2010 include $1.3 million in transaction costs incurred in connection with the Merger Agreement. Excluding stock-based compensation and these transaction costs, SG&A expense decreased $3.1 million, or 4.6%, primarily reflecting reductions in bad debt, customer care, field operations, and sales commissions costs in the Residential/SMB segment. In addition, SG&A costs decreased by $0.5 million for the three months ended March 31, 2010, as compared to the same period in 2009, due to the suspension of the Company’s matching contribution to its 401(k) plan in the beginning of the second quarter of 2009.

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
Residential / SMB Segment Operating Results
(dollars in thousands)

	Residential/Small Business
	For the three months ended March 31,
			Fav(unfav)	Fav(unfav)
	2010	2009	Variance	Var %
Revenue:

Video	$77,967	$76,688	$1,279	1.7%
Data	34,502	36,074	(1,572)	(4.4%)
Voice	25,262	27,284	(2,022)	(7.4%)
Recip Comp/Other	3,158	3,665	(507)	(13.8%)

Total Revenue	140,889	143,711	(2,822)	(2.0%)

Direct expenses	54,021	53,499	(522)	(1.0%)
Selling, general and administrative (excluding stock-based compensation)	50,552	52,411	1,859	3.5%

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$36,316	$37,801	$(1,485)	(3.9%)

Reconciliation to Operating Income (Loss)

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$36,316	$37,801
Less: Stock-based compensation	2,255	1,809
Less: Depreciation and amortization	27,940	39,632
Less: Exit costs and restructuring charges	44	395

Operating income (loss)	$6,077	$(4,035)

Residential / SMB Revenues
Residential/SMB revenue decreased $2.8 million, or 2.0%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease is primarily due to a reduction in the average revenue per customer (“ARPC”) and also due to a reduction in the average number of customers. ARPC decreased slightly from $110 for the three months ended March 31, 2009 to $109 for the three months ended March 31, 2010, as growth in average revenue per video Revenue Generating Unit (“RGU”) and increased high-speed data penetration was offset by declines in voice penetration and average revenue per data RGU. The increase in average revenue per video RGU was driven mainly by our annual video rate increase, which partially mitigates the impact of annual increases in programming costs, as well as increased penetration of our digital set-top, HD and DVR boxes and higher revenue from premium services. Customers decreased by approximately 3,000, or 0.7%, from March 31, 2009 to March 31, 2010. Total RGUs decreased by approximately 18,000, or 2.0%, from March 31, 2009 to March 31, 2010, driven primarily by voice penetration losses, consistent with trends for highly penetrated landline voice providers, partially offset by growth in data RGUs. Video RGUs decreased slightly from March 31, 2009 to March 31, 2010. The decrease in average revenue per data RGU was primarily due to a shift towards lower-speed data plans, a trend which has increased over the past few years.

	March 31,	March 31,
Residential / SMB Metrics	2010	2009
Video RGUs [1]	361,000	366,000
Data RGUs [1]	315,000	306,000
Voice RGUs [1]	220,000	242,000

Total RGUs [1]	896,000	914,000

Customers [2]	426,000	429,000
ARPC [3]	$109	$110

(1)	RGUs are all video, high-speed data, and voice connections provided to residential households and SMB customers. Dial-up Internet and long distance voice services are not included. Additional telephone lines are each counted as an RGU, but additional room outlets for video service are not counted. For bulk arrangements in residential multiple dwelling units (“MDUs”), including dormitories, the number of RGUs is based on the number of video, high-speed data and voice connections provided and paid for in that MDU. Commercial structures such as hotels and offices are counted as one RGU regardless of how many units are in the structure. Delinquent accounts are generally disconnected and no longer counted as RGUs after a set period of time in accordance with our credit and disconnection policies. RGUs may include customers receiving some services for free or at a reduced rate in connection with promotional offers or bulk arrangements. RGUs provided free of charge under courtesy account arrangements are not counted, but additional services paid for are counted.

(2)	A “Customer” is a residential household or SMB that has at least one paid video, high-speed data or local voice connection. Customers with only Dial-up Internet or long distance voice service are not included. For bulk arrangements in residential MDUs, including dormitories, each unit for which service is provided and separately paid for is counted as a Customer. Commercial structures such as hotels and offices are counted as one Customer regardless of how many units are in the structure. Delinquent accounts are generally disconnected and no longer counted as Customers after a set period of time in accordance with our credit and disconnection policies.

(3)	ARPC is total revenue for a given monthly period (excluding Dial-up Internet, reciprocal compensation and commercial revenue) divided by the average number of Customers for the period. This definition of ARPC may not be similar to ARPC measures of other companies.
Residential / SMB Direct Expenses
Direct expenses increased $0.5 million, or 1.0%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Video direct costs increased $0.6 million, or 1.4%, due to increases in the average programming cost per subscriber partially offset by a decrease in average video RGUs. Data network costs decreased by $0.3 million, or 11.2%, primarily due to cost benefits achieved as a result of an ongoing network optimization initiative. Voice direct costs increased by $0.2 million, or 2.2%, due to a settlement with a provider of voice services totaling $0.3 million in the three months ended March 31, 2009. Excluding the settlement, voice direct costs decreased $0.2 million due to a reduction in voice RGUs.
Residential / SMB Selling, General and Administrative Expenses
SG&A, including stock-based compensation expense, decreased by $1.4 million, or 2.6%, for the three months ended March 31, 2010 as compared to the same period in 2009. SG&A in the Residential/SMB segment includes approximately $1.0 million of transaction costs related to the Merger Agreement. Excluding stock-based compensation expense and transaction costs, SG&A decreased $2.7 million, or 5.3%, reflecting decreases in bad debt, customer service, field operations and sales commissions costs, as well as the suspension of the 401(k) match as discussed above. Partially offsetting these decreased costs was an increase in property taxes, collections and other general and administrative costs.

RCN Metro Optical Networks Operating Results
(dollars in thousands)

	RCN Metro
	For the three months ended March 31,
			Fav(unfav)	Fav(unfav)
	2010	2009	Variance	Var %
Revenue:

Transport Services	$37,625	$34,909	$2,716	7.8%
Data and Internet Services	1,781	930	851	91.5%
Co-location	3,043	2,914	129	4.4%
Leased Services	5,026	5,007	19	0.4%
Installation and other	1,739	1,757	(18)	(1.0%)

Total Revenue	49,214	45,517	3,697	8.1%

Direct expenses	18,185	16,782	(1,403)	(8.4%)
Selling, general and administrative (excluding stock-based compensation)	14,362	14,255	(107)	(0.8%)

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$16,667	$14,480	$2,187	15.1%

Reconciliation to Operating Income

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges	$16,667	$14,480
Less: Stock-based compensation	814	585
Less: Depreciation and amortization	8,956	8,876
Less: Exit costs and restructuring charges, net	—	(100)

Operating income	$6,897	$5,119

RCN Metro Revenues
Revenue increased $3.7 million, or 8.1%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, primarily due to growth in transport and internet protocol (“IP”) services to our carrier and enterprise customers. RCN Metro had approximately 800 customers as of March 31, 2010. The top 20% of these customers have monthly revenue in excess of $10,000 per customer, generating approximately 90% of RCN Metro’s total revenue, and the top 3% of these customers have monthly revenue in excess of $100,000 per customer, representing multiple locations and services purchased per customer, and generating approximately 60% of RCN Metro’s total revenue. From a customer segment perspective, RCN Metro generates approximately 30% of its revenue each from telecommunications carriers, national wireless providers and financial services enterprise customers, and the remainder from other enterprise customers.
RCN Metro Direct Expenses
Direct expenses increased $1.4 million, or 8.4%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, largely due to added costs associated with the increase in revenue, including co-location costs, leased circuits, building access fees, and rights of way costs.
RCN Metro Selling, General and Administrative Expenses
SG&A, including stock-based compensation expense, increased $0.3 million, or 2.3%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. SG&A in the Metro segment includes $0.3 million of transaction costs related to the Merger Agreement. Excluding stock-based compensation expense and transaction costs, SG&A decreased $0.2 million, or 1.4%, primarily due to decreases in bad debt and sales costs partially offset by increases in employee and network related costs.
Consolidated Depreciation and Amortization

Depreciation expense decreased $10.8 million, or 23.0%, to $36.1 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to fresh start assets which became fully depreciated in the fourth quarter of 2009.

Amortization expense decreased $0.8 million, or 49.6%, to $0.8 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to trademarks which became fully amortized in the later part of 2009.
Consolidated Exit Costs and Restructuring Charges
During the three months ended March 31, 2010 and March 31, 2009, exit costs and restructuring charges primarily consisted of severance and other employee termination benefits associated with plans to reduce operating expenses.
Consolidated Other Income (Expense) Items
Investment (Expense) Income
Investment expense for the three months ended March 31, 2010 consists of a loss on the sale of a marketable security partially offset by investment income from the Company’s short-term investments, which decreased compared to the same period in 2009, due to lower yields from the Company’s short-term investments due to short-term market rates, as well as overall lower weighted average investment balances. Substantially all of the decrease in investment (expense) income is due to the decrease in investment income.
Interest Expense
Interest expense decreased by $1.3 million, or 11.4%, to $9.7 million for the three months ended March 31, 2010 compared to $11.0 million for the three months ended March 31, 2009. The decrease was due primarily to a reduction in our weighted average interest rate, as well as a decrease in our weighted average debt balance.
Outstanding debt at March 31, 2010 was $733.4 million compared to $740.8 million at March 31, 2009. The weighted average interest rate, including the effect of interest rate swaps, for the three months ended March 31, 2010 and March 31, 2009 was 4.9% and 5.5%, respectively.
Other Income, Net
For the three months ended March 31, 2010, other income consisted primarily of our receipt of $2.1 million pursuant to a settlement agreement with a beneficial owner of our common stock requiring the disgorgement of short swing profits pursuant to Section 16(b) of the Securities Exchange Act of 1934.
Liquidity and Capital Resources
(dollars in thousands)

	March 31, 2010	December 31, 2009

Cash, cash equivalents and short-term investments	$91,888	$86,943
Debt (including current maturities and capital lease obligations)	733,413	735,255
Subject to the risks outlined in our “Cautionary Statements Regarding Forward-Looking Statements,” we expect to fund our ongoing investing and mandatory financing activities, excluding the final maturity of our First-Lien Credit Agreement in 2014, with cash on hand and cash flows from operating activities. If our operating performance differs significantly from our forecasts, we may be required to reduce our operating expenses and curtail capital spending, and we may not remain in compliance with our debt covenants.
Operating Activities
Net cash provided by operating activities was $41.0 million for the three months ended March 31, 2010, which reflects an increase of $11.2 million compared to cash provided by operating activities for the three months ended March 31, 2009. The increase was primarily due to improved customer payments, a one-time settlement as further discussed above in Other Income, lower interest payments and enhanced operating margins.
During the three months ended March 31, 2010 and March 31, 2009, we made cash payments for interest totaling $9.2 million and $10.5 million, respectively. The decrease in interest payments was primarily the result of a decrease in the weighted average interest rate on our debt balance from 5.5% to 4.9% for the three months ended March 31, 2009 and March 31, 2010, respectively.

Investing Activities
Net cash used in investing activities was $58.4 million during the three months ended March 31, 2010, primarily reflecting $35.0 million in additions to property, plant, and equipment and a $24.9 million increase in short-term investments partially offset by a $0.8 million decrease in restricted investments and $0.7 million in proceeds from the sale of assets. Net cash used in investing activities was $18.4 million during the three months ended March 31, 2009, primarily reflecting $22.5 million in additions to property, plant, and equipment partially offset by a $3.7 million decrease in restricted investments and $0.5 million in proceeds from the sale of assets. Capital expenditures for 2010 are expected to be consistent with 2009 levels, excluding business or customer acquisitions. These capital expenditures are expected to be funded by cash flow from continuing operations as well as cash on hand.
Financing Activities
Net cash used in financing activities was $2.5 million for the three months ended March 31, 2010, primarily consisting of the repayment of long-term debt of $1.8 million, the purchase of treasury stock totaling $0.6 million (resulting from the vesting of restricted shares), and dividend payments of $0.5 million partially offset by $0.4 million for the proceeds from the exercise of stock options. Net cash used in financing activities was $4.0 million for the three months ended March 31, 2009, primarily consisting of the repayment of long-term debt of $1.8 million, dividend payments totaling $0.6 million, and the purchase of common stock totaling $1.5 million (consisting of $1.2 million in common share repurchases and $0.3 million of treasury shares resulting from the vesting of restricted shares).
Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Description of Outstanding Debt
As of March 31, 2010, our total debt was $733.4 million, including $2.7 million of capital lease obligations. The following is a description of our debt and the significant terms contained in the related agreements.
First-Lien Credit Agreement
The Company’s credit agreement with Deutsche Bank, as Administrative Agent, and certain syndicated lenders (“First-Lien Credit Agreement”) provides for term loans to the Company in the aggregate principal amount of $720 million, and a $75 million revolving line of credit, all of which can be used as collateral for letters of credit. Approximately $37.3 million of the revolving line of credit is currently utilized for outstanding letters of credit relating to the Company’s surety bonds, real estate lease obligations, right-of-way obligations, and license and permit obligations. As of March 31, 2010, the Company had drawn an additional $30 million under the revolving line of credit and had $7.7 million of available borrowing capacity remaining. The obligations of the Company under the First-Lien Credit Agreement are guaranteed by all of its operating subsidiaries and are collateralized by substantially all of the Company’s assets.
The term loan bears interest at the Administrative Agent’s prime lending rate plus an applicable margin or at the Eurodollar rate plus an applicable margin, based on the type of borrowing elected by the Company. The effective rate on outstanding debt at March 31, 2010 and December 31, 2009 was 4.9%, including the effect of the interest rate swaps.
The First-Lien Credit Agreement requires the Company to maintain a Secured Leverage Ratio not to exceed 4.00:1 through December 30, 2010. On December 31, 2010, the maximum permitted Secured Leverage Ratio declines to 3.50:1, then declines to 3.25:1 on December 31, 2011, and then declines to 3.00:1 on December 31, 2012 where it remains until maturity in May 2014. The First-Lien Credit Agreement also contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, create liens on their assets, make particular types of investments or other restricted payments, engage in transactions with affiliates, acquire assets, utilize proceeds from asset sales for purposes other than debt reduction (except for limited exceptions for reinvestment in the business), merge or consolidate or sell substantially all of the Company’s assets.
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
Critical Accounting Judgments and Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management periodically assesses the accuracy of these estimates and assumptions. Actual results could differ from those estimates.

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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Except as described below in this Item 1, there have been no material changes in our “Legal Proceedings” as discussed in Item 3 of our Annual Report.
As previously disclosed in our Definitive Proxy Statement, on March 8, 2010 and March 11, 2010, class action complaints were filed in the Court of Chancery in the State of Delaware and the United States District Court for the Eastern District of Virginia, respectively, on behalf of putative classes of RCN stockholders and naming RCN, all of the members of our Board of Directors, Cable Buyer, Metro Parent, Merger Sub and, in the case of the Delaware complaint, ABRY, as defendants. On April 1, 2010, the Delaware plaintiff filed an amended class action complaint in the Delaware Court of Chancery under the caption Murphy v. Levine, et al., Civil Action No. 5320-VCS (the “Delaware Action”), and on April 12, 2010, the Virginia plaintiff filed an amended class action complaint in the U.S. District Court for the Eastern District of Virginia under the caption Cohen v. Hillman, et al., Case No. 1:10cv237 (LMB/TCB) (the “Virginia Action”). The plaintiffs allege that, in connection with their approval of the Merger Agreement and the preparation of the preliminary proxy statement on Schedule 14A filed by RCN with the SEC on March 29, 2010, the members of our Board breached their fiduciary duties and, in the case of the Virginia Action, violated certain federal securities laws. The plaintiffs further allege that Cable Buyer, Metro Parent, Merger Sub and, in the case of the Delaware Action, ABRY, aided and abetted the members of our Board in the alleged breaches of their fiduciary duties.
The plaintiffs seek a determination that the respective lawsuits are proper class actions and that the plaintiffs are proper class representatives; orders preliminarily and permanently enjoining the consummation of the transactions contemplated by the Merger Agreement; orders rescinding or invalidating such transactions or awarding rescissory damages if consummated; orders directing the members of our Board to exercise their duties to obtain a transaction that is in the best interests of RCN stockholders and to make disclosure of all material information to stockholders; orders imposing a constructive trust, in favor of the plaintiff and the putative classes of RCN stockholders, upon any benefits improperly received by members of our Board and ABRY, Cable Buyer, Metro Parent and Merger Sub as a result of their allegedly wrongful conduct; an accounting for all damages that the putative classes of RCN stockholders may sustain as a result of such allegedly wrongful conduct; an accounting for all the profits and special benefits obtained as a result of such allegedly wrongful conduct; an award of the costs of the lawsuit, including reasonable attorneys’ and experts’ fees and other costs; in the case of the Virginia Action, an order that the proxy statement is materially misleading and contains material omissions in violation of certain federal securities laws; and such other relief as the applicable courts may find just and proper.

On April 23, 2010, RCN, the members of our Board, Cable Buyer, Metro Parent, Merger Sub and ABRY entered into a memorandum of understanding (the “MOU”) with the plaintiff in the Delaware Action reflecting an agreement in principle to settle the Delaware Action based upon the inclusion in our Definitive Proxy Statement of certain additional disclosures that had been requested by the plaintiff in the Delaware Action. In contemplation of a potential settlement, RCN included these additional disclosures in its Definitive Proxy Statement filed with the SEC, and mailed to RCN stockholders of record, on April 21, 2010. RCN, the members of our Board, Cable Buyer, Metro Parent, Merger Sub and ABRY each have denied, and continue to deny, that they have committed or aided and abetted in the commission of any violation of law or engaged in any of the wrongful acts alleged in the Delaware Action, and maintain that they have diligently and scrupulously complied with their fiduciary, disclosure and other legal duties. RCN, the members of our Board, Cable Buyer, Metro Parent, Merger Sub and ABRY believe that the Delaware Action is without merit, and they have entered into the MOU solely to avoid the risk of delaying the transactions contemplated by the Merger Agreement and to minimize the expense of litigation. The MOU is subject to customary conditions, including completion of appropriate settlement documentation, completion of confirmatory discovery to confirm the fairness of the settlement and approval by the Delaware Court of Chancery.
If the settlement contemplated by the MOU is consummated, the Delaware Action will be dismissed with prejudice and the defendants and other released persons will receive from or on behalf of all persons and entities who held RCN common stock at any time from March 5, 2010 through the date of consummation of the transactions contemplated by the Merger Agreement a release of all claims relating to the Merger Agreement and the transactions contemplated thereby and the disclosure made in connection therewith (including the claims asserted in the Virginia Action described above). Members of the purported plaintiff class will be sent notice of the proposed settlement, and a hearing before the Delaware Court of Chancery will be scheduled regarding, among other things, approval of the proposed settlement and any application by plaintiffs’ counsel for an award of attorneys’ fees and expenses. Neither the MOU nor the proposed settlement would affect the amount of the merger consideration that RCN stockholders would be entitled to receive if the transactions contemplated by the Merger Agreement are consummated. Notwithstanding the foregoing, there can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Delaware Court of Chancery will approve a settlement even if the parties enter into such a stipulation.
On April 30, 2010, the United States District Court for the Eastern District of Virginia granted our motion to stay the Virginia Action and denied the Virginia plaintiff’s motions for a preliminary injunction and expedited proceedings. We intend to continue to defend the Virginia Action vigorously.
Item 1A. Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Form 10-K for the year ended December 31, 2009. The risks described in our Form 10-K are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
During 2007, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. To date, the Company has repurchased approximately 2.6 million shares. All of these shares were retired. As of March 31, 2010, approximately $6.3 million remains authorized for repurchases under the stock repurchase program. No shares were repurchased during the three months ended March 31, 2010.

Item 6. Exhibits

2.1
Agreement and Plan of Merger, dated as of March 5, 2010, by and among RCN Corporation, Yankee Cable Acquisition, LLC, Yankee Metro Parent, Inc. and Yankee Metro Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 of RCN’s Current Report on Form 8-K filed on March 5, 2010).

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

RCN Corporation

/s/ Michael T. Sicoli

Michael T. Sicoli
Executive Vice President and Chief Financial Officer
Date: May 6, 2010

/s/ Leslie J. Sears

Leslie J. Sears
Senior Vice President and Controller
Date: May 6, 2010

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