Form 10-Q
period 2010-06-30
RCN CORP /DE/
filed 2010-08-09
CIK 1041858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value of $0.01 per share, outstanding at August 6, 2010 was 35,741,528.

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
RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$194,624	$192,332	$384,727	$381,559
Costs and expenses:
Direct expenses	71,275	69,291	143,481	139,573
Selling, general and administrative (including stock-based compensation of $2,595, $2,117, $5,664, and $4,511)	72,550	69,643	140,533	138,704
Exit costs and restructuring charges, net	(178)	7	(134)	302
Depreciation and amortization	37,764	50,857	74,660	99,570

Operating income	$13,213	$2,534	$26,187	$3,410

Investment income	26	53	13	315
Interest expense	(9,701)	(10,983)	(19,429)	(21,962)
Other (expense) income, net	(12)	(241)	1,972	(36)

Income (loss) before income taxes	3,526	(8,637)	8,743	(18,273)
Income tax expense	70	764	367	764

Net income (loss)	$3,456	$(9,401)	$8,376	$(19,037)

Basic net income (loss) per share	$0.10	$(0.26)	$0.24	$(0.53)

Diluted net income (loss) per share	$0.10	$(0.26)	$0.23	$(0.53)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS

Current Assets:
Cash and cash equivalents	$37,389	$71,808
Short-term investments	42,992	15,135
Accounts receivable, net of allowance for doubtful accounts of $7,618 and $6,932	63,400	65,734
Prepayments and other current assets	16,887	14,727

Total current assets	160,668	167,404

Property, plant and equipment, net of accumulated depreciation of $907,343 and $839,998	640,163	654,678
Goodwill	15,479	15,479
Intangible assets, net of accumulated amortization of $86,208 and $84,720	105,875	106,164
Long-term restricted investments	9,556	11,666
Deferred charges and other assets	14,258	15,060

Total assets	$945,999	$970,451

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$64,288	$66,166
Accrued expenses and other liabilities	60,546	70,263
Current portion of long-term debt and capital lease obligations	7,185	25,947

Total current liabilities	132,019	162,376

Long-term debt and capital lease obligations, net of current maturities	705,856	709,308
Other long-term liabilities	98,277	90,633

Total liabilities	936,152	962,317

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized; 36,408,108 and 35,616,512 shares issued; 35,731,752 and 35,212,173 outstanding	364	356
Additional paid-in capital	460,735	454,215
Treasury stock, 676,356 and 404,339 shares at cost	(10,281)	(6,366)
Accumulated deficit	(394,661)	(403,037)
Accumulated other comprehensive loss	(46,310)	(37,034)

Total stockholders’ equity	9,847	8,134

Total liabilities and stockholders’ equity	$945,999	$970,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the six months ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$8,376	$(19,037)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Non-cash stock-based compensation	5,664	4,511
Depreciation and amortization	74,660	99,570
Other, net	1,476	620
Net change in certain assets and liabilities	(7,840)	(19,322)

Net cash provided by operating activities	82,336	66,342

Cash flows from (used in) investing activities:
Additions to property, plant and equipment	(65,055)	(49,443)
Investment in intangibles	(1,200)	—
Increase in short-term investments	(27,842)	(116)
Proceeds from sale of assets	977	615
Decrease in restricted investments	2,110	3,673

Net cash used in investing activities	(91,010)	(45,271)

Cash flows from (used in) financing activities:
Payments of long-term debt, including capital leases	(22,214)	(3,674)
Dividend payments	(477)	(641)
Cost of common shares repurchased	(3,915)	(5,713)
Proceeds from the exercise of stock options	861	—

Net cash used in financing activities	(25,745)	(10,028)

Net (decrease) increase in cash and cash equivalents	(34,419)	11,043
Cash and cash equivalents at beginning of the period	71,808	10,778

Cash and cash equivalents at end of the period	$37,389	$21,821

Supplemental disclosures of cash flow information:
During the six months ended June 30, 2010 and 2009, cash paid for interest totaled $18.4 million and $20.8 million, respectively.
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
As previously reported by RCN in the Form 8-K filed on March 5, 2010 with the Securities and Exchange Commission (the “SEC”), RCN entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Yankee Cable Acquisition, LLC (“Cable Buyer”), Yankee Metro Parent, Inc. (“Metro Parent”) and Yankee Metro Merger Sub, Inc. (“Merger Sub”) on March 5, 2010, pursuant to which those entities agreed to acquire RCN for total consideration of approximately $1.2 billion, including the assumption of debt. Cable Buyer, Metro Parent and Merger Sub are controlled by a private equity fund associated with ABRY Partners, LLC. The transaction was approved at a special meeting of stockholders held on May 19, 2010, and is expected to be completed in the second half of 2010, subject to receipt of regulatory approvals, as well as satisfaction of other customary closing conditions. The transaction is not subject to any financing condition.
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
In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 9, 2010 (the “Annual Report”).
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
The Company invests its cash and cash equivalents and short-term investments in accordance with the terms and conditions of its First-Lien Credit Agreement, which seeks to ensure both liquidity and safety of principal. The Company’s policy limits investments to instruments issued by the U.S. government and commercial institutions with strong investment grade credit ratings, and places restrictions on the length of maturity. The Company monitors the third-party depository institutions that hold its cash and cash equivalents, and short-term investments. As of June 30, 2010, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or non-government guaranteed mortgage backed securities.
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

Goodwill and Intangible Assets
Goodwill represents the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. In accordance with the provisions of FASB ASC Topic 350 Intangibles — Goodwill and Other (“ASC Topic 350”), goodwill is not amortized but is tested for impairment on an annual basis or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill at June 30, 2010 and December 31, 2009 totaled $15.5 million. The Company conducted an annual impairment test of its goodwill during the fourth quarter of 2009. The Company used an income-based approach and discounted the cash flows attributable to the RCN Metro reporting unit to estimate its fair value. Several estimates were incorporated into this analysis, including projected net monthly installed revenue, related operating and capital spending projections, cost of capital and estimated terminal value. In addition, comparative market multiples were used to corroborate discounted cash flow results. The impairment test indicated that the goodwill was not impaired.
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
Recently Issued Accounting Pronouncements
In January 2010, the FASB issued ASU 2010-6, Fair Value Measurements and Disclosures, that amends existing disclosure requirements under ASC Topic 820 by adding required disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to Level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity between purchases, sales, issuances, and settlements on a gross basis. That requirement is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This pronouncement is related to disclosure only. We have adopted the disclosure requirement in effect after December 15, 2009 with no material impact on the Company’s consolidated financial statements and we anticipate no material impact to the Company’s consolidated financial statements for the disclosure requirement in effect after December 15, 2010.

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
3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The Company has two primary components of other comprehensive income (loss): changes in the fair value of interest rate swaps, and unrealized appreciation (depreciation) on investments. The following table reflects the components of accumulated other comprehensive loss (dollars in thousands):

	June 30,	December 31,
	2010	2009

Fair value of interest rate swaps	$(46,310)	$(37,018)
Unrealized depreciation on investments	—	(16)

Accumulated other comprehensive loss	(46,310)	(37,034)

4. EXIT COSTS AND RESTRUCTURING CHARGES
Total exit costs and restructuring charges for the three and six months ended June 30, 2010 and June 30, 2009 were comprised of the following (dollars in thousands):

	Three months ended June 30,
	2010	2009
Exit costs for excess facilities	$(178)	$7
Severance and retention	—	—

Total	$(178)	$7

	Six months ended June 30,
	2010	2009
Exit costs for excess facilities	$(178)	$9
Severance and retention	44	293

Total	$(134)	$302

The following table presents the activity in the lease fair value and exit cost liability accounts for the six months ended June 30, 2010 (dollars in thousands):

		Exit Costs and
	Lease Fair	Restructuring
	Value	Charges	Total
Balance, December 31, 2008	$2,691	$5,713	$8,404
Additional accrued costs	—	575	575
Amortization	(621)	(1,351)	(1,972)
Adjustments / Payments	—	(1,187)	(1,187)

Balance, December 31, 2009	2,070	3,750	5,820
Additional accrued costs	—	44	44
Amortization	(279)	(675)	(954)
Adjustment / Payments	—	(459)	(459)

Balance, June 30, 2010	1,791	2,660	4,451
Less: current portion	480	1,078	1,558

Long-term portion June 30, 2010	$1,311	$1,582	$2,893

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
The Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis are summarized below (dollars in thousands):

	June 30, 2010
	Level 1	Level 2	Level 3	Total

Assets:
Cash and cash equivalents	$37,389	$—	$—	$37,389
Short-term investments	42,992	—	—	42,992
Restricted investments	9,556	—	—	9,556

Total financial assets	$89,937	$—	$—	$89,937

Liabilities:
Interest rate swap agreements	$—	$46,310	$—	$46,310

Total financial liabilities	$—	$46,310	$—	$46,310

	December 31, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Cash and cash equivalents	$71,808	$—	$—	$71,808
Short-term investments	15,135	—	—	15,135
Restricted investments	11,666	—	—	11,666

Total financial assets	$98,609	$—	$—	$98,609

Liabilities:
Interest rate swap agreements	$—	$37,018	$—	$37,018

Total financial liabilities	$—	$37,018	$—	$37,018

For the interest rate swap agreements, fair value is calculated using standard industry models based on significant observable market inputs such as swap rates, interest rates, and implied volatilities obtained from the counterparties to the swap agreements. The Company performs an independent evaluation to validate the reasonableness of the fair value obtained.
Pursuant to the authoritative guidance which requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value, the Company’s term loan borrowings under the First-Lien Credit Agreement have a fair value of $677.0 million as of June 30, 2010, as determined based on the bid and ask quotes for the related debt.
The carrying values of accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values due to their short maturity.
6. PROPERTY, PLANT AND EQUIPMENT
The significant components of property, plant and equipment, as well as average estimated lives, are as follows at June 30, 2010 and December 31, 2009 (dollars in thousands):

		June 30,	December 31,
	Useful Life	2010	2009

Telecommunications plant	5-22.5 years	$1,152,401	$1,118,512
Indefeasible rights of use	5-20 years	139,790	139,757
Computer equipment	3-5 years	71,685	68,024
Buildings, leasehold improvements and land	0-30 years	92,243	91,462
Furniture, fixtures and vehicles	3-10 years	32,107	28,270
Construction materials and other	3-10 years	59,280	48,651

Total property, plant and equipment		1,547,506	1,494,676
Less: accumulated depreciation		(907,343)	(839,998)

Property, plant and equipment, net		$640,163	$654,678

Depreciation is recorded using the straight-line method over the estimated useful lives of the various classes of depreciable assets. Leasehold improvements are amortized over the lesser of the life of the lease or its estimated useful life. Depreciation expense was $37.1 million and $73.2 million for the three and six months ended June 30, 2010, respectively, and $49.4 million and $96.4 million for the three and six months ended June 30, 2009, respectively.

7. INTANGIBLE ASSETS AND GOODWILL
Intangible assets and goodwill at June 30, 2010 and December 31, 2009 are as follows (dollars in thousands):

		June 30, 2010		December 31, 2009
		Gross		Gross
		Carrying	Accumulated	Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer relationships	4-10 years	$89,272	$(72,125)	$88,072	$(70,676)
Trademarks/tradenames	5 years	13,573	(13,573)	13,573	(13,573)
Software	3 years	540	(510)	540	(471)

Subtotal		$103,385	$(86,208)	$102,185	$(84,720)
Indefinite-lived intangible assets:
Franchise rights	Indefinite	54,842	—	54,842	—
Rights-of-way	Indefinite	33,856	—	33,857	—

Total intangible assets		$192,083	$(86,208)	$190,884	$(84,720)

Goodwill	Indefinite	$15,479	$—	$15,479	$—

The increase in customer relationships relates to rights obtained by RCN to provide services to customers on an exclusive basis for a specific period of time. Amortization expense was $0.7 million and $1.5 million for the three and six months ended June 30, 2010, respectively, and $1.5 million and $3.2 million for the three and six months ended June 30, 2009, respectively.
8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt at June 30, 2010 and December 31, 2009 consisted of the following (dollars in thousands):

	June 30,	December 31,
	2010	2009

First-lien term loan	$680,355	$702,489
Revolving line of credit	30,000	30,000
Capital leases	2,686	2,766

Total	713,041	735,255
Due within one year (1)	7,185	25,947

Total long-term debt	$705,856	$709,308

(1)	In addition to scheduled mandatory repayments under the First-Lien Credit Agreement, the Company is also required to repay 50% of Excess Cash Flow (as defined in the First-Lien Credit Agreement) if the Company’s Total Leverage Ratio for the period is greater than 3.00:1 at December 31, 2009. Pursuant to this Excess Cash Flow provision, the Company paid $18.6 million in April 2010, related to the year ended December 31, 2009.
The following is a description of the Company’s debt and the significant terms contained in the related agreements.

First-Lien Credit Agreement
The Company’s credit agreement with Deutsche Bank, as Administrative Agent, and certain syndicated lenders (“First-Lien Credit Agreement”) provides for term loans to the Company in the aggregate principal amount of $720 million, and a $75 million revolving line of credit, all of which can be used as collateral for letters of credit. Approximately $37.2 million of the revolving line of credit is currently utilized for outstanding letters of credit relating to the Company’s surety bonds, real estate lease obligations, right-of-way obligations, and license and permit obligations. As of June 30, 2010, the Company had drawn an additional $30 million under the revolving line of credit and had $7.7 million of available borrowing capacity remaining. The obligations of the Company under the First-Lien Credit Agreement are guaranteed by all of its operating subsidiaries and are collateralized by substantially all of the Company’s assets.
The term loan bears interest at the Administrative Agent’s prime lending rate plus an applicable margin or at the Eurodollar rate plus an applicable margin, based on the type of borrowing elected by the Company. The effective rate on outstanding debt at June 30, 2010 and December 31, 2009 was 4.9%, including the effect of the interest rate swaps discussed in Note 9.
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
These interest rate swap agreements qualify for hedge accounting because the swap terms match the critical terms of the hedged debt. The Company has assessed, on a quarterly basis, that the swap agreements are completely effective based on criteria listed in the authoritative guidance pertaining to cash flow derivative instruments that are interest rate swaps. Accordingly, these agreements had no net effect on the Company’s results of operations for the six months ended June 30, 2010 and June 30 2009. The Company uses derivative instruments as risk management tools and not for trading purposes. As of June 30, 2010, the notional amount of these swap agreements was $333.3 million.
At June 30, 2010 and December 31, 2009, the fair value of the interest rate swap agreements was a liability position of $46.3 million and $37.0 million, respectively. All of these interest rate swap agreements are designated as cash flow hedges under FASB ASC Topic 815 Derivatives and Hedging. These liabilities are reported in other long-term liabilities on the Company’s condensed consolidated balance sheets. Expense associated with the derivatives, which is classified as interest expense on the Company’s condensed consolidated statements of income, was $4.2 million and $8.5 million for the three and six month ended June 30, 2010, respectively, and $3.3 million and $6.8 million for the three and six months ended June 30, 2009, respectively.

10. STOCKHOLDERS’ EQUITY AND STOCK PLANS
Income (Loss) Per Share
Basic earnings per share (“EPS”) is computed by dividing the income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.
The computation of weighted average shares outstanding for the diluted EPS calculation includes the number of additional shares of common stock that would be outstanding if all potentially dilutive common stock equivalents would have been issued. For the three and six months ended June 30, 2009, the Company incurred losses and accordingly, all potential common stock equivalents would have been anti-dilutive so the average weighted common shares for the basic EPS computation is equal to the weighted average common shares used for the diluted EPS computation.
The following table shows the Company’s EPS (basic and diluted) for the three and six months ended June 30, 2010 and June 30, 2009 (dollars in thousands, except shares and per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss) available to common shares	$3,456	$(9,401)	$8,376	$(19,037)

Weighted average shares outstanding-basic	35,408,402	35,728,226	35,322,152	35,682,610

Effect of dilutive shares:
Stock options	—	—	19,506	—
Restricted stock	602,346	—	699,333	—

Weighted average shares outstanding-diluted	36,010,748	35,728,226	36,040,991	35,682,610

Earnings (loss) per share-basic	$0.10	$(0.26)	$0.24	$(0.53)

Earnings (loss) per share-diluted	$0.10	$(0.26)	$0.23	$(0.53)

The following table shows the securities outstanding at June 30, 2010 and June 30, 2009 that could potentially dilute basic EPS in the future and the number of shares of common stock represented by, or underlying, such securities:

	June 30,	June 30,
	2010	2009
Options	2,308,821	3,466,755
Warrants	8,018,276	8,018,276
Unvested restricted stock awards	—	70,731
Unvested restricted stock units	1,503,693	377,598

Total	11,830,790	11,933,360

Common Stock and Dividends
At June 30, 2010 and December 31, 2009, 5,328,521 warrants to purchase 1.50478 shares of common stock (an aggregate of 8,018,276 shares) at a price per share of $16.72 were outstanding. These warrants expire on June 21, 2012.
Stock Repurchase Program
During 2007, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. To date, the Company has repurchased approximately 2.6 million shares. All of these shares were retired. As of June 30, 2010, approximately $6.3 million remains authorized for repurchases under the stock repurchase program. No shares were repurchased under the share repurchase program during the six months ended June 30, 2010. A total of 754,976 shares and 1,064,376 shares were repurchased for $3.9 million and $5.1 million under the share repurchase program during the three and six months ended June 30, 2009, respectively.
Total treasury shares were repurchased for $0.6 million and $3.9 million in the three and six months ended June 30, 2010, respectively, and $0.3 million and $0.6 million in the three and six months ended June 30, 2009, respectively, resulting from the vesting of restricted shares.
Stock-Based Compensation
RCN’s 2005 Stock Compensation Plan (the “Stock Plan”) currently allows for the issuance of up to 8,327,799 shares of the Company’s stock in the form of stock options, restricted stock and restricted stock units to directors, officers and employees. As of June 30, 2010, there were approximately 1.5 million shares remaining available for grant under the Stock Plan.
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
Compensation expense recognized related to restricted stock awards, restricted stock units and stock option awards are summarized in the table below (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Restricted stock awards	$(17)	$453	$282	$1,048
Restricted stock units	2,198	809	4,543	1,451
Stock options	414	855	839	2,012

Total stock-based compensation expense	$2,595	$2,117	$5,664	$4,511

As of June 30, 2010, total unamortized stock-based compensation expense related to stock options and restricted stock units totaled $13.7 million. The unamortized expense of $13.7 million will be recognized through the third quarter of 2012. The Company expects to recognize approximately $4.4 million for the remainder of 2010, as well as, $6.6 million, and $2.7 million in compensation expense in the years ended December 31, 2011, and December 31, 2012, respectively, based on outstanding grants under the Stock Plan as of June 30, 2010.
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
The following table summarizes the Company’s option activity during the six months ended June 30, 2010 and June 30, 2009:

		2010			2009
			Weighted
		Weighted	average	Aggregate		Weighted
		Average	remaining	intrinsic		Average
	Number of	Exercise	contractual life	value	Number of	Exercise
	Shares	Price	(in years)	(in millions)	Shares	Price
Awards Outstanding at January 1	2,560,774	$12.35			4,057,561	$13.94
Granted	—	—			—	—
Exercised	(71,966)	11.95			—	—
Forfeitures	(179,987)	13.32			(590,806)	16.97

Awards Outstanding at June 30	2,308,821	$12.29	3.61	$6.1	3,466,755	$13.42

Awards Exercisable at June 30	1,685,423	$13.15	2.89	$3.1	2,608,390	$13.91

The intrinsic value in the awards outstanding totaled $6.1 million at June 30, 2010. There were 35,958 and 71,966 options exercised during the three and six months ended June 30, 2010, respectively. The intrinsic value of the awards exercisable at June 30, 2010 was $3.1 million. Cash received from stock options exercised during the three and six months ended June 30, 2010 was $0.4 million and $0.9 million, respectively.
The following table summarizes additional information regarding outstanding and exercisable options at June 30, 2010:

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
Exercise price	Number	remaining	Average		Average
of	outstanding	contractual	Exercise Price	As of	Exercise Price
options	at 6/30/2010	life (years)	per Option	6/30/2010	per Option

$9.05	371,294	6.12	$9.05	—	$9.05
$11.22	725,861	4.70	$11.22	477,943	$11.22
$12.36	198,762	1.90	$12.36	198,762	$12.36
$13.79	772,681	1.90	$13.79	772,681	$13.79
$14.29	69,998	2.41	$14.29	69,998	$14.29
$14.39	91,289	4.17	$14.39	87,103	$14.39
$17.42	53,692	2.93	$17.42	53,692	$17.42
$19.78	25,244	3.43	$19.78	25,244	$19.78

$9.05 - $19.78	2,308,821	3.61	$12.29	1,685,423	$13.15

Unamortized stock-based compensation expense for stock option awards at June 30, 2010 totaled $1.7 million and will be amortized through the third quarter of 2012.
Restricted Stock Awards
RSAs generally entitle employees or non-employee directors to receive at the end of each vesting period one share of common stock for each RSA granted, conditioned on continued employment or service as a director throughout each annual vesting period. The fair value of each RSA granted is equal to the market price of the Company’s stock at the date of grant.
The following table summarizes the Company’s RSA activity during the six months ended June 30, 2010 and June 30, 2009:

	2010		2009
		Weighted		Weighted
		average		average
	Number	fair value	Number	fair value
	of Shares	per share	of Shares	per share
Nonvested, December 31	51,672	$27.35	162,128	$27.57
Granted	—	—	—	—
Vested	(51,052)	27.35	(85,418)	27.10
Forfeited	(620)	27.35	(5,979)	27.99

Nonvested, June 30	—	$—	70,731	$28.09

There is no unamortized stock-based compensation expense at June 30, 2010 for RSA grants.
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
The following table summarizes the Company’s RSU activity during the six months ended June 30, 2010 and June 30, 2009:

	2010		2009
		Weighted		Weighted
		average		average
	Number	fair value	Number	fair value
	of Shares	per share	of Shares	per share
Nonvested, January 1	2,274,391	$9.50	653,923	$11.13
Granted	—	—	97,953	4.14
Vested	(720,858)	9.67	(321,486)	9.25
Forfeited	(49,840)	9.46	(52,792)	8.85

Nonvested, June 30	1,503,693	$9.42	377,598	$11.23

Unamortized stock-based compensation expense for RSU grants at June 30, 2010 totaled $12.1 million and will be amortized through the third quarter of 2012.

11. INCOME TAXES
For the three months and six months ended June 30, 2010, the Company’s provision for income taxes was $0.1 million and $0.4 million respectively, all of which is attributable to the new consolidated filing requirements and limitations on utilization of net operating loss carryovers in certain states where the Company operates. For the three and six months ended June 30, 2009, the Company’s provision for income taxes was $0.8 million, all of which was attributable to the change in the deferred tax liability provided for the Company’s indefinite-lived intangibles due to revised effective rates. At June 30, 2010 and December 31, 2009, the Company’s net deferred tax liability was $36.9 million. The net deferred tax liability is included in other long-term liabilities on the condensed consolidated balance sheets.
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
12. COMMITMENTS AND CONTINGENCIES
Rent Expense
Total rental expense (net of sublease income of $0.3 million and $0.4 million for the three months ended June 30, 2010 and June 30, 2009, respectively) primarily for facilities, was $4.3 million and $4.2 million for the three months ended June 30, 2010 and June 30, 2009, respectively. Total rental expense (net of sublease income of $0.6 million and $0.8 million for the six months ended June 30, 2010 and June 30, 2009, respectively) primarily for facilities, was $8.5 million in both the six months ended June 30, 2010 and June 30, 2009.
Letters of Credit
The Company had outstanding letters of credit in an aggregate face amount of $37.2 million as of June 30, 2010. These letters of credit utilize approximately 50% of the Company’s $75 million revolving line of credit as collateral.
Guarantees
The Company is a guarantor on three leases for buildings that were used in the former San Francisco, California operations totaling $9.6 million at June 30, 2010.
Self Insurance
The Company is self-insured on its largest employee medical plan, which covers approximately 55% of its employees, and for its casualty insurance coverage (subject to certain limitations). The liabilities are established on an actuarial basis, with the advice of consulting actuaries, and totaled $5.1 million and $4.9 million at June 30, 2010 and December 31, 2009, respectively. The liability is included in accrued expenses and other liabilities on the condensed consolidated balance sheets.

Legal Proceedings
As previously disclosed in our Definitive Proxy Statement, on March 8, 2010 and March 11, 2010, class action complaints were filed in the Court of Chancery in the State of Delaware (the “Delaware Action”) and the United States District Court for the Eastern District of Virginia (the “Virginia Action”), respectively, on behalf of putative classes of RCN stockholders and naming RCN, all of the members of our Board of Directors, Cable Buyer, Metro Parent, Merger Sub and, in the case of the Delaware complaint, ABRY, as defendants, alleging among other things breach of fiduciary duty in connection with the pending sale of RCN to affiliates of ABRY and seeking injunctive relief and monetary damages in connection therewith.
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
If the settlement contemplated by the MOU is consummated, the Delaware Action will be dismissed with prejudice and the defendants and other released persons will receive from or on behalf of all persons and entities who held RCN common stock at any time from March 5, 2010 through the date of consummation of the transactions contemplated by the Merger Agreement a release of all claims relating to the Merger Agreement and the transactions contemplated thereby and the disclosure made in connection therewith (including the claims asserted in the Virginia Action described above). Neither the MOU nor the proposed settlement would affect the amount of the merger consideration that RCN stockholders would be entitled to receive if the transactions contemplated by the Merger Agreement are consummated. Notwithstanding the foregoing, there can be no assurance that the settlement contemplated by the MOU will be completed.
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

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009

Net Operating Revenues: (1)
Residential/SMB (1)	$145,045	$145,149	$285,934	$288,860
RCN Metro (1)	49,579	47,183	98,793	92,699

Total	$194,624	$192,332	$384,727	$381,559

Operating Expenses: (2)
Residential/SMB (2)	$138,123	$149,149	$272,935	$297,111
RCN Metro (2)	43,288	40,649	85,605	81,038

Total	$181,411	$189,798	$358,540	$378,149

Operating Income before Depreciation and Amortization, Stock-Based Compensation, and Exit Costs and Restructuring Charges:
Residential/SMB	$37,412	$39,946	$73,729	$77,746
RCN Metro	15,982	15,569	32,648	30,047

Total	$53,394	$55,515	$106,377	$107,793

Stock-Based Compensation:
Residential/SMB	$1,942	$1,597	$4,198	$3,405
RCN Metro	653	520	1,466	1,106

Total	$2,595	$2,117	$5,664	$4,511

Depreciation and Amortization:
Residential/SMB	$28,726	$42,343	$56,666	$82,191
RCN Metro	9,038	8,514	17,994	17,379

Total	$37,764	$50,857	$74,660	$99,570

Exit Costs and Restructuring Charges, Net:
Residential/SMB	$(178)	$6	$(134)	$401
RCN Metro	—	1	—	(99)

Total	$(178)	$7	$(134)	$302

Operating Income (Loss):
Residential/SMB	$6,922	$(4,000)	$12,999	$(8,251)
RCN Metro	6,291	6,534	13,188	11,661

Total	$13,213	$2,534	$26,187	$3,410

Additions to Property, Plant and Equipment:
Residential/SMB	$21,005	$17,096	$43,555	$31,850
RCN Metro	9,014	9,844	21,500	17,593

Total	$30,019	$26,940	$65,055	$49,443

(1)	All revenues reported for the individual segments are from external customers.

(2)	Operating expenses include stock-based compensation expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2010 contained in this Quarterly Report on Form 10-Q (the “Report”), and with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC” or the “Commission”) on March 9, 2010.
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
Our RCN and RCN Business Services network passes approximately 1.4 million marketable homes and businesses, and we currently have licenses to provide video services to over 5 million licensed homes and businesses in our footprint. We serve approximately 422,000 residential and SMB customers.
RCN Metro also has numerous points of presence (“POPs”) in other key cities from Richmond, Virginia to Portland, Maine. RCN Metro currently enters approximately 1,500 locations through our own diverse fiber facilities, providing connectivity to private networks, as well as telecommunications carrier meet points, and local exchange central offices owned and operated by other carriers. Our RCN Metro fiber routes now exceed 10,000 route miles, with many additional commercial buildings on or near our network. We also have over 350,000 fiber strand miles, which highlights the fact that many of our metro and intercity rings are fiber-rich.
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
Merger Agreement
As previously reported by RCN in the Form 8-K filed on March 5, 2010 with the SEC, RCN entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Yankee Cable Acquisition, LLC (“Cable Buyer”), Yankee Metro Parent, Inc. (“Metro Parent”) and Yankee Metro Merger Sub, Inc. (“Merger Sub”) on March 5, 2010, pursuant to which those entities agreed to acquire RCN for total consideration of approximately $1.2 billion, including the assumption of debt. Cable Buyer, Metro Parent and Merger Sub are controlled by a private equity fund associated with ABRY Partners, LLC. The transaction was approved at a special meeting of stockholders held on May 19, 2010 and is expected to be completed in the second half of 2010, subject to receipt of regulatory approvals, as well as satisfaction of other customary closing conditions. The transaction is not subject to any financing condition.

RCN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009

Revenues	$194,624	$192,332	$384,727	$381,559
Costs and expenses:
Direct expenses	71,275	69,291	143,481	139,573
Selling, general and administrative (including stock-based compensation of $2,595, $2,117, $5,664, and $4,511)	72,550	69,643	140,533	138,704
Exit costs and restructuring charges, net	(178)	7	(134)	302
Depreciation and amortization	37,764	50,857	74,660	99,570

Operating income	13,213	2,534	26,187	3,410

Investment income	26	53	13	315
Interest expense	(9,701)	(10,983)	(19,429)	(21,962)
Other (expense) income, net	(12)	(241)	1,972	(36)

Income (loss) before income taxes	3,526	(8,637)	8,743	(18,273)

Income tax expense	70	764	367	764

Net income (loss)	$3,456	$(9,401)	$8,376	$(19,037)

Consolidated Operating Results
Consolidated Revenues
Consolidated revenue increased $2.3 million, or 1.2%, and $3.2 million, or 0.8%, for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009, primarily due to higher transport and internet protocol (“IP”) revenue in the RCN Metro segment partially offset by a decrease in voice revenue in the Residential/SMB segment.
Consolidated Direct Expenses
Consolidated direct expenses increased $2.0 million, or 2.9%, and $3.9 million, or 2.8%, respectively, for the three and six months ended June 30, 2010 compared to the same periods in 2009, due primarily to added costs associated with the increase in revenue in the RCN Metro segment, as well as an increase in the average programming cost per subscriber in the Residential/SMB segment.
Consolidated Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses (“SG&A”) increased $2.9 million, or 4.2%, and $1.8 million, or 1.4%, for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. SG&A costs for the three and six months ended June 30, 2010 include $3.0 million and $4.3 million, respectively, in transaction costs incurred in connection with the Merger Agreement. Excluding stock-based compensation and these transaction costs, SG&A expense decreased $0.5 million, or 1.0%, and $3.6 million, or 2.7%, for the three and six months ended June 30, 2010, respectively, primarily reflecting reductions in bad debt costs in both the Residential/SMB and RCN Metro segments, as well as reductions in corporate overhead, partially offset by certain other costs. In addition, SG&A costs decreased by $0.5 million for the three and six months ended June 30, 2010, as compared to the same period in 2009, due to the suspension of the Company’s matching contribution to its 401(k) plan in the beginning of March 2009.

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
Residential / SMB Segment Operating Results
(dollars in thousands)

	Residential/Small Business
	For the three months ended June 30,
			Fav(unfav)	Fav(unfav)
	2010	2009	Variance	Var %
Revenue:
Video	$80,293	$78,476	$1,817	2.3%
Data	36,724	35,807	917	2.6%
Voice	24,729	27,404	(2,675)	(9.8%)
Recip Comp/Other	3,299	3,462	(163)	(4.7%)

Total Revenue	145,045	145,149	(104)	(0.1%)

Direct expenses	52,874	52,147	(727)	(1.4%)
Selling, general and administrative (excluding stock-based compensation)	54,759	53,056	(1,703)	(3.2%)

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges, net	$37,412	$39,946	$(2,534)	(6.3%)

Reconciliation to Operating Income (Loss)

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges, net	$37,412	$39,946
Less: Stock-based compensation	1,942	1,597
Less: Depreciation and amortization	28,726	42,343
Less: Exit costs and restructuring charges, net	(178)	6

Operating income (loss)	$6,922	$(4,000)

	Residential/Small Business
	For the six months ended June 30,
			Fav(unfav)	Fav(unfav)
	2010	2009	Variance	Var %
Revenue:
Video	$158,259	$155,164	$3,095	2.0%
Data	71,227	71,881	(654)	(0.9%)
Voice	49,990	54,688	(4,698)	(8.6%)
Recip Comp/Other	6,458	7,127	(669)	(9.4%)

Total Revenue	285,934	288,860	(2,926)	(1.0%)

Direct expenses	106,895	105,647	(1,248)	(1.2%)
Selling, general and administrative (excluding stock-based compensation)	105,310	105,467	157	0.1%

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges, net	$73,729	$77,746	$(4,017)	(5.2%)

Reconciliation to Operating Income (Loss)

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges, net	$73,729	$77,746
Less: Stock-based compensation	4,198	3,405
Less: Depreciation and amortization	56,666	82,191
Less: Exit costs and restructuring charges, net	(134)	401

Operating income (loss)	$12,999	$(8,251)

Residential / SMB Revenues
Residential/SMB revenue decreased $0.1 million, or (0.1%), and $2.9 million, or (1.0%), respectively, for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009. The decrease is primarily due to a reduction in total Revenue Generating Units (“RGUs”), partially driven by a reduction in customers, offset by an increase in Average Revenue per Customer (“ARPC”). Customers decreased by approximately 8,000 or 1.9% from June 30, 2009 to June 30, 2010, driven by the implementation of a more stringent credit policy designed to mitigate risk from poor credit customer segments and increased churn in certain markets, primarily related to move-out activity. Total RGUs decreased by approximately 25,000, or 2.7%, from June 30, 2009 to June 30, 2010, driven primarily by customer losses and voice penetration declines, consistent with trends for highly penetrated landline voice providers, partially offset by growth in data RGUs. Video RGUs decreased by approximately 3% from June 30, 2009 to June 30, 2010. ARPC increased due to growth in average revenue per video RGU and increased high-speed data penetration, partially offset by decreasing voice penetration and a slight decline in average revenue per voice RGU. The increase in average revenue per video RGU was driven mainly by our annual video rate increase, which partially mitigates the impact of annual increases in programming costs, as well as increased penetration of our digital set-top, HD and DVR boxes and higher revenue from premium services.

Residential / SMB Metrics	June 30, 2010	June 30, 2009

Video RGUs [1]	356,000	368,000
Data RGUs [1]	316,000	307,000
Voice RGUs [1]	214,000	236,000

Total RGUs [1]	886,000	911,000

Customers [2]	422,000	430,000
ARPC [3]	$113	$111

(1)	RGUs are all video, high-speed data, and voice connections provided to residential households and SMB customers. Dial-up Internet and long distance voice services are not included. Additional telephone lines are each counted as an RGU, but additional room outlets for video service are not counted. For bulk arrangements in residential multiple dwelling units (“MDUs”), including dormitories, the number of RGUs is based on the number of video, high-speed data and voice connections provided and paid for in that MDU. Commercial structures such as hotels and offices are counted as one RGU regardless of how many units are in the structure. Delinquent accounts are generally disconnected and no longer counted as RGUs after a set period of time in accordance with our credit and disconnection policies. RGUs may include customers receiving some services for free or at a reduced rate in connection with promotional offers or bulk arrangements. RGUs provided free of charge under courtesy account arrangements are not counted, but additional services paid for are counted.

(2)	A “Customer” is a residential household or SMB that has at least one paid video, high-speed data or local voice connection. Customers with only Dial-up Internet or long distance voice service are not included. For bulk arrangements in residential MDUs, including dormitories, each unit for which service is provided and separately paid for is counted as a Customer. Commercial structures such as hotels and offices are counted as one Customer regardless of how many units are in the structure. Delinquent accounts are generally disconnected and no longer counted as Customers after a set period of time in accordance with our credit and disconnection policies.

(3)	ARPC is total revenue for the three months ended June 30, 2010 (excluding Dial-up Internet, reciprocal compensation and commercial revenue) divided by the average number of Customers for the period. This definition of ARPC may not be similar to ARPC measures of other companies.
Residential / SMB Direct Expenses
Direct expenses increased $0.7 million, or 1.4%, and $1.2 million, or 1.2%, for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. Video direct costs increased $1.9 million, or 4.2%, and $2.6 million, or 2.8%, for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009, due to increases in the average programming cost per subscriber partially offset by a decrease in average video RGUs. Voice and data network costs for the three and six months ending June 30, 2010, excluding the impact of settlements with providers of our voice and data network services, decreased by $1.3 million, or 18.0%, and $1.7 million, or 11.8%, respectively, primarily due to a reduction in voice RGUs and benefits achieved as a result of an ongoing network optimization initiative, partially offset by an increase in data RGUs. Total settlements for the six months ended June 30, 2010 were $0.4 million and for the three and six months ended June 30, 2009 were $0.5 million and $0.8 million, respectively. There were no settlements in the three months ended March 31, 2010.
Residential / SMB Selling, General and Administrative Expenses
SG&A, including stock-based compensation expense, increased by $2.0 million, or 3.7%, and $0.6 million, or 0.6%, for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. SG&A in the Residential/SMB segment includes approximately $2.2 million and $3.2 million of transaction costs related to the Merger Agreement during the three and six months ended June 30, 2010, respectively. Excluding stock-based compensation expense and transaction costs, SG&A decreased $0.5 million, or 0.9%, and $3.4 million, or 3.2%, respectively, for the three and six months ended June 30, 2010, as compared to the same periods in 2009, reflecting decreases in bad debt, sales commissions, billing and corporate overhead costs, partially offset by increases in marketing, property taxes, facilities and other general and administrative costs.

RCN Metro Optical Networks Operating Results
(dollars in thousands)

	RCN Metro
	For the three months ended June 30,
			Fav(unfav)	Fav(unfav)
	2010	2009	Variance	Var %
Revenue:
Transport Services	$37,805	$36,049	$1,756	4.9%
Data and Internet Services	1,883	1,143	740	64.7%
Co-location	3,101	2,905	196	6.7%
Leased Services	4,997	5,171	(174)	(3.4%)
Installation and other	1,793	1,915	(122)	(6.4%)

Total Revenue	49,579	47,183	2,396	5.1%

Direct expenses	18,401	17,144	(1,257)	(7.3%)
Selling, general and administrative (excluding stock-based compensation)	15,196	14,470	(726)	(5.0%)

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges, net	$15,982	$15,569	$413	2.7%

Reconciliation to Operating Income

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges, net	$15,982	$15,569
Less: Stock-based compensation	653	520
Less: Depreciation and amortization	9,038	8,514
Less: Exit costs and restructuring charges, net	—	1

Operating income	$6,291	$6,534

	RCN Metro
	For the six months ended June 30,
			Fav(unfav)	Fav(unfav)
	2010	2009	Variance	Var %
Revenue:
Transport Services	$75,430	$70,958	$4,472	6.3%
Data and Internet Services	3,664	2,073	1,591	76.7%
Co-location	6,144	5,819	325	5.6%
Leased Services	10,023	10,177	(154)	(1.5%)
Installation and other	3,532	3,672	(140)	(3.8%)

Total Revenue	98,793	92,699	6,094	6.6%

Direct expenses	36,586	33,926	(2,660)	(7.8%)
Selling, general and administrative (excluding stock-based compensation)	29,559	28,726	(833)	(2.9%)

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges, net	$32,648	$30,047	$2,601	8.7%

Reconciliation to Operating Income

Operating income before depreciation and amortization, stock-based compensation, exit costs and restructuring charges, net	$32,648	$30,047
Less: Stock-based compensation	1,466	1,106
Less: Depreciation and amortization	17,994	17,379
Less: Exit costs and restructuring charges, net	—	(99)

Operating income	$13,188	$11,661

RCN Metro Revenues
Revenue increased $2.4 million, or 5.1%, and $6.1 million, or 6.6%, for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009, primarily due to growth in transport and IP services to our carrier and enterprise customers. RCN Metro had approximately 800 customers as of June 30, 2010. The top 20% of these customers have monthly revenue in excess of $10,000 per customer, generating approximately 90% of RCN Metro’s total revenue, and the top 4% of these customers have monthly revenue in excess of $100,000 per customer, representing multiple locations and services purchased per customer, and generating approximately 60% of RCN Metro’s total revenue. From a customer segment perspective, RCN Metro generates approximately 30% of its revenue each from telecommunications carriers, national wireless providers and financial services enterprise customers, and the remainder from other enterprise customers.
RCN Metro Direct Expenses
Direct expenses increased $1.3 million, or 7.3%, and $2.7 million, or 7.9%, for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009, largely due to added costs associated with the increase in revenue, including co-location costs, leased circuits, building access fees, and rights of way costs.

RCN Metro Selling, General and Administrative Expenses
SG&A, including stock-based compensation expense, increased $0.9 million, or 5.7%, and $1.1 million, or 4.0%, for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. SG&A in the Metro segment includes $0.8 million and $1.1 million of transaction costs related to the Merger Agreement for the three and six months ended June 30, 2010, respectively. Excluding stock-based compensation expense and transaction costs, SG&A remained flat and decreased $0.3 million, or 0.9%, for the three and six months ended June 30, 2010, respectively.
Consolidated Depreciation and Amortization
Depreciation expense decreased $12.3 million, or 24.9%, to $37.1 million for the three months ended June 30, 2010 and decreased $23.2 million, or 24.1%, to $73.2 million for the six months ended June 30, as compared to the same periods in 2009 primarily due to fresh start assets which became fully depreciated in the fourth quarter of 2009.
Amortization expense decreased $0.8 million, or 53.3%, to $0.7 million for the three months ended June 30, 2010 and decreased $1.7 million, or 53.1%, to $1.5 million for the six months ended June 30, 2010 as compared to the same periods in 2009, primarily due to trademarks which became fully amortized in the later part of 2009.
Consolidated Exit Costs and Restructuring Charges, Net
During the three and six months ended June 30, 2010, exit costs and restructuring charges primarily consisted of a gain from an early termination of a lease in Pennsylvania.
During the six months ended June 30, 2009 exit costs and restructuring charges primarily consisted of employee termination benefits.
Consolidated Other Income (Expense) Items
Investment Income
Investment income for the three and six months ended June 30, 2010 decreased compared to the same periods in 2009, driven primarily by lower yields from the Company’s short-term investments due to short-term market rates and lower weighted average investment balances.
Interest Expense
Interest expense decreased by $1.3 million, or 11.7%, to $9.7 million and decreased $2.5 million, or 11.5%, to $19.4 million for the three and six months ended June 30, 2010 compared to the same periods in 2009. The decrease was due primarily to a reduction in our weighted average interest rate, as well as a decrease in our weighted average debt balance.
Outstanding debt at June 30, 2010 was $713.0 million compared to $738.9 million at June 30, 2009. The weighted average interest rate, including the effect of interest rate swaps, for the six months ended June 30, 2010 and June 30, 2009 was 4.9% and 5.4%, respectively.
Other Income, Net
For the six months ended June 30, 2010, other income consisted primarily of our receipt of $2.1 million pursuant to a settlement agreement with a beneficial owner of our common stock requiring the disgorgement of short swing profits pursuant to Section 16(b) of the Securities Exchange Act of 1934.

Liquidity and Capital Resources
(dollars in thousands)

	June 30, 2010	December 31, 2009

Cash, cash equivalents and short-term investments	$80,381	$86,943
Debt (including current maturities and capital lease obligations)	713,041	735,255
Subject to the risks outlined in our “Cautionary Statements Regarding Forward-Looking Statements,” we expect to fund our ongoing investing and mandatory financing activities, excluding the final maturity of our First- Lien Credit Agreement in 2014, with cash on hand and cash flows from operating activities. If our operating performance differs significantly from our forecasts, we may be required to reduce our operating expenses and curtail capital spending, and we may not remain in compliance with our debt covenants.
Operating Activities
Net cash provided by operating activities was $82.3 million for the six months ended June 30, 2010, which reflects an increase of $16.0 million compared to cash provided by operating activities for the six months ended June 30, 2009. The increase was primarily due to improved customer payments, a one-time settlement as discussed above in Other Income, net, and lower interest payments.
During the six months ended June 30, 2010 and June 30, 2009, we made cash payments for interest totaling $18.4 million and $20.8 million, respectively. The decrease in interest payments was primarily the result of a decrease in the weighted average interest rate.
Investing Activities
Net cash used in investing activities was $91.0 million during the six months ended June 30, 2010, primarily consisting of $65.1 million in additions to property, plant, and equipment, $1.2 million investment in intangibles and a $27.8 million increase in short-term investments partially offset by a $2.1 million decrease in restricted investments and $1.0 million in proceeds from the sale of assets. Net cash used in investing activities was $45.3 million during the six months ended June 30, 2009, primarily consisting of $49.4 million in additions to property, plant, and equipment, partially offset by a $3.7 million decrease in restricted investments and $0.6 million in proceeds from the sale of assets. Capital expenditures for 2010 are expected to be consistent with 2009 levels, excluding business or customer acquisitions, and are expected to be funded by cash flow from continuing operations as well as cash on hand.
Financing Activities
Net cash used in financing activities was $25.7 million for the six months ended June 30, 2010, primarily consisting of the repayment of long-term debt of $22.2 million, the purchase of treasury stock totaling $3.9 million (resulting from the vesting of restricted shares), and dividend payments of $0.5 million, partially offset by $0.9 million for the proceeds from the exercise of stock options. Net cash used in financing activities was $10.0 million for the six months ended June, 2009, primarily consisting of the repayment of long-term debt of $3.7 million, dividend payments totaling $0.6 million, and the purchase of common stock totaling $5.7 million (consisting of $5.1 million in common share repurchases and $0.6 million of treasury shares resulting from the vesting of restricted shares).
In the event our Total Leverage Ratio is greater than 3:00:1 at December 31, 2010, we will be required to repay 50% of Excess Cash Flow (as defined in the First-Lien Credit Agreement) in April 2011. Pursuant to this Excess Cash Flow provision, we paid $18.6 million in April 2010, related to the year ended December 31, 2009.
Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Description of Outstanding Debt
As of June 30, 2010, our total debt was $713.0 million, including $2.7 million of capital lease obligations. The following is a description of our debt and the significant terms contained in the related agreements.
First-Lien Credit Agreement
The Company’s credit agreement with Deutsche Bank, as Administrative Agent, and certain syndicated lenders (“First-Lien Credit Agreement”) provides for term loans to the Company in the aggregate principal amount of $720 million, and a $75 million revolving line of credit, all of which can be used as collateral for letters of credit. Approximately $37.2 million of the revolving line of credit is currently utilized for outstanding letters of credit relating to the Company’s surety bonds, real estate lease obligations, right-of-way obligations, and license and permit obligations. As of June 30, 2010, the Company had drawn an additional $30 million under the revolving line of credit and had $7.7 million of available borrowing capacity remaining. The obligations of the Company under the First-Lien Credit Agreement are guaranteed by all of its operating subsidiaries and are collateralized by substantially all of the Company’s assets.
The term loan bears interest at the Administrative Agent’s prime lending rate plus an applicable margin or at the Eurodollar rate plus an applicable margin, based on the type of borrowing elected by the Company. The effective rate on outstanding debt at June 30, 2010 and June 30, 2009 was 4.9%, including the effect of the interest rate swaps discussed in Note 9.
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
As previously disclosed in our Definitive Proxy Statement, on March 8, 2010 and March 11, 2010, class action complaints were filed in the Court of Chancery in the State of Delaware (the “Delaware Action”) and the United States District Court for the Eastern District of Virginia (the “Virginia Action”), respectively, on behalf of putative classes of RCN stockholders and naming RCN, all of the members of our Board of Directors, Cable Buyer, Metro Parent, Merger Sub and, in the case of the Delaware complaint, ABRY, as defendants, alleging among other things breach of fiduciary duty in connection with the pending sale of RCN to affiliates of ABRY and seeking injunctive relief and monetary damages in connection therewith.
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

If the settlement contemplated by the MOU is consummated, the Delaware Action will be dismissed with prejudice and the defendants and other released persons will receive from or on behalf of all persons and entities who held RCN common stock at any time from March 5, 2010 through the date of consummation of the transactions contemplated by the Merger Agreement a release of all claims relating to the Merger Agreement and the transactions contemplated thereby and the disclosure made in connection therewith (including the claims asserted in the Virginia Action described above). Neither the MOU nor the proposed settlement would affect the amount of the merger consideration that RCN stockholders would be entitled to receive if the transactions contemplated by the Merger Agreement are consummated. Notwithstanding the foregoing, there can be no assurance that the settlement contemplated by the MOU will be completed.
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
Purchases of Equity Securities
During 2007, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. To date, the Company has repurchased approximately 2.6 million shares. All of these shares were retired. As of June 30, 2010, approximately $6.3 million remains authorized for repurchases under the stock repurchase program. No shares were repurchased during the six months ended June 30, 2010. A total of 754,976 shares and 1,064,376 shares were repurchased for $3.9 million and $5.1 million during the three and six months ended June 30, 2009, respectively.

Item 6.	Exhibits

10.1	Amendment dated July 22, 2010 to Employment Agreement by and between the Company and Jose A. Cecin, Jr.
10.2	Amendment dated July 23, 2010 to Employment Agreement by and between the Company and Michael T. Sicoli.
10.3	Amendment dated July 22, 2010 to the Amended and Restated Change of Control Severance Plan of the Company.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RCN Corporation

/s/ Michael T. Sicoli

Michael T. Sicoli
Executive Vice President and Chief Financial Officer
Date: August 9, 2010

/s/ Leslie J. Sears
Leslie J. Sears
Senior Vice President and Controller
Date: August 9, 2010

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Amendment dated July 22, 2010 to Employment Agreement by and between the Company and Jose A. Cecin, Jr.
10.2	Amendment dated July 23, 2010 to Employment Agreement by and between the Company and Michael T. Sicoli.
10.3	Amendment dated July 22, 2010 to the Amended and Restated Change of Control Severance Plan of the Company.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.